Form 10-K
period 2013-12-31
RYDER SYSTEM INC
filed 2014-02-14
CIK 85961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES ☐   NO ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was sold at June 30, 2013 was $3,184,343,722. The number of shares of Ryder System, Inc. Common Stock ($0.50 par value per share) outstanding at January 31, 2014 was 53,399,863.

Documents Incorporated by Reference into this Report	Part of Form 10-K into which Document is Incorporated
Ryder System, Inc. 2014 Proxy Statement	Part III

RYDER SYSTEM, INC.
FORM 10-K ANNUAL REPORT

i

PART I
ITEM 1. BUSINESS
OVERVIEW
Ryder System, Inc. (Ryder), a Florida corporation founded in 1933, is a global leader in transportation and supply chain management solutions. We operate in two business segments: Fleet Management Solutions (FMS), which provides full service leasing, commercial rental, contract maintenance, and contract-related maintenance of trucks, tractors and trailers to customers principally in the U.S., Canada and the U.K.; and Supply Chain Solutions (SCS), which provides comprehensive supply chain consulting solutions including dedicated, distribution, and transportation services in North America and Asia. Our customers range from small businesses to large international enterprises.
For financial information and other information relating to each of our business segments and about our geographic areas, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this report and Note 29, "Segment Reporting," in the Notes to Consolidated Financial Statements.
MISSION AND STRATEGY
Ryder's mission is to provide innovative fleet management and supply chain solutions that are reliable, safe and efficient, enabling our customers to deliver on their promises. We seek to deliver valuable solutions that will compel customers to outsource their fleet management and supply chain needs to us. Our strategy is to grow our fleet management and supply chain outsourcing services by targeting private fleets (FMS) and key industries (SCS) with innovative solutions, operational excellence, best in class talent and information technology. This strategy is supported by:
•offering innovative products, solutions and support services that will create and strengthen customer relationships;

•	delivering operational excellence through continuous productivity and process improvements;

•	attracting, developing and retaining the best talent, and fostering a culture where leaders engage their people to innovate, pursue Ryder’s mission and build on its values; and

•	deploying technology that will enable growth while improving operational efficiencies.
INDUSTRY AND OPERATIONS

Fleet Management Solutions

Value Proposition
Through our FMS business, we provide our customers with a variety of fleet solutions that are designed to improve their competitive position. By outsourcing these services to us, our customers can focus on their core business, improve their efficiency and productivity, and lower their costs. Our FMS product offering is comprised of longer-term full service leasing and contract maintenance services; shorter-term commercial truck rental; flexible maintenance services; and value-added fleet support services such as insurance, vehicle administration and fuel services. In addition, we provide our customers with access to purchase a large selection of used trucks, tractors and trailers through our used vehicle sales program.
Market Trends
The U.S. commercial fleet market is estimated to include approximately 7.4 million vehicles(1) of which approximately 900,000 are in the commercial lease and rental market. The Canadian commercial fleet market is estimated to be approximately 500,000 vehicles(2) of which approximately 23,000 vehicles(3) are in the commercial lease and rental market. The U.K. commercial lease and rental market is estimated to include approximately 200,000 vehicles. (4) A significant portion of the fleet market consists of vehicles privately owned by companies that provide all or a portion of the transportation services for themselves rather than outsourcing those services to third parties such as Ryder.
Over the last several years, many key trends have been reshaping the transportation industry, which we strongly believe increase the value of our product offering. Because of increased demand for efficiency and reliability, companies that own and manage their own fleet of vehicles have put greater emphasis on the quality of their preventive maintenance and safety programs. The maintenance and operation of commercial vehicles has become more complicated and expensive, requiring companies to spend a significant amount of time and money to keep up with new technology, diagnostics, retooling and training. Increased regulation and active enforcement efforts by federal and state governments require more stringent and costly operational processes and oversight. Fluctuating energy prices and alternative fuel technologies make it difficult for businesses to predict and manage fleet costs. Finally, the tightened credit market has limited some businesses’ access to capital.

(1) US Fleet as of June 2013, Class 3-8, Source: RL Polk
(2) Canada Private Fleet as of December 2013, Class 3-8, Source: RL Polk
(3) Canada Outsourced Fleet Market as of December 2013 Class 3-8, Source: RL Polk
(4)    UK Lease and Rental HGV Market, Projection for December 2013, Source: The Society of Motor Manufacturers & Traders (SMMT) 2010

Operations
For the year ended December 31, 2013, our global FMS business accounted for 63% of our consolidated revenue.
U.S. Our FMS customers in the U.S. range from small businesses to large national enterprises operating in a wide variety of industries, the most significant of which are food and beverage, transportation and warehousing, housing, business and personal services, and industrial. At December 31, 2013, we had 532 operating locations, excluding ancillary storage locations, in 49 states and Puerto Rico. A location typically consists of a maintenance facility or “shop”, offices for sales and other personnel, and in many cases, a commercial rental vehicle counter. Our maintenance facilities typically include a service island for fueling, safety inspections and preliminary maintenance checks as well as a shop for preventive maintenance and repairs. We also operate 161 locations on-site at customer properties, which primarily provide vehicle maintenance.
Canada. We have been operating in Canada for over 50 years. At December 31, 2013, we had 34 operating locations throughout 8 Canadian provinces. We also operated 13 maintenance facilities on-site at customer properties in Canada.

Europe. We began operating in the U.K. in 1971. At December 31, 2013, we had 57 operating locations primarily throughout the U.K. We also managed a network of 491 independent maintenance facilities in the U.K. to serve our customers when it is more effective than providing the service in a Ryder location. In addition to our typical FMS operations, we supply and manage vehicles, equipment and personnel for military organizations in the U.K. and Germany.
FMS Product Offerings
Full Service Leasing.    Through our full service lease product line, we provide customers with the vehicle, vehicle maintenance services, supplies, and related equipment necessary for operation of the vehicles while our customers furnish and supervise their own drivers and dispatch and exercise control over the vehicles. Our full service lease customers receive the following benefits:

•
We are able to leverage our vehicle buying power for the benefit of our customers because we purchase a large number of vehicles from a limited number of manufacturers. Once we have signed an agreement with the customer, we acquire vehicles and components that are custom engineered to the customer’s requirements and lease the vehicles to the customer for periods generally ranging from three to seven years for trucks and tractors and typically ten years for trailers.

•
We provide a complete maintenance program designed to reduce vehicle downtime through a preventive maintenance plan that is based on vehicle type and time or mileage intervals. Given our continued focus on improving the efficiency and effectiveness of our maintenance services, particularly in light of changing technology and increased regulation, we provide our full service lease customers with a cost effective alternative to maintaining their own fleet of vehicles.

•
Our customers have access to our extensive network of maintenance facilities and trained technicians for maintenance, vehicle repairs, 24-hour emergency roadside service, and replacement vehicles for vehicles that are temporarily out of service.

•	We mitigate residual risk exposure for our customers through our maintenance expertise and retail used vehicle sales network.

•
Customers have an opportunity to enhance their standard full service lease with additional fleet support services including our fuel and related services as described below; liability insurance coverage under our existing insurance policies and related insurance services; safety services including safety training, driver certification, and loss prevention consulting; vehicle use and other tax reporting, permitting and licensing, and regulatory compliance (including hours of service administration); environmental services; and access to RydeSmart®, a full-featured GPS fleet location, tracking, and vehicle performance management system and to Ryder FleetCARE SM, our web-based tool that provides customers with 24/7 access to key operational and maintenance management information about their fleets.

For the year ended December 31, 2013, full service lease revenue accounted for 48% of our FMS total revenue.
Commercial Rental.    We target rental customers that have a need to supplement their private fleet of vehicles on a short-term basis (one day up to one year in length), either because of seasonal increases in their business or discrete projects that require additional transportation resources. Full service lease customers utilize our commercial rental fleet to handle their peak or seasonal business needs. Although a portion of our commercial rental business is purely occasional in nature, we focus on building long-term relationships with customers so that we become their preferred source for commercial vehicle rentals. Our rental representatives assist in selecting a vehicle that satisfies a customer’s needs and supervise the rental process, which includes execution of a rental agreement and a vehicle inspection. In addition to vehicle rental, we may extend liability insurance coverage under our existing policies to our rental customers as well as the benefits of our comprehensive fuel services program. For the year ended December 31, 2013, commercial rental revenue accounted for 18% of our FMS total revenue.

Contract Maintenance.    Through our contract maintenance product line, we provide customers with all or certain of the maintenance services provided under a full service lease. Our contract maintenance customers commit to utilizing our extensive network of maintenance facilities and trained technicians to maintain the vehicles they own or lease from third parties. We can also customize the services to include ancillary maintenance and/or fleet support services. Vehicles covered under this offering are typically serviced at our own facilities. However, based on the size and complexity of a customer’s fleet, we may operate an on-site maintenance facility at the customer’s location. For the year ended December 31, 2013, contract maintenance revenue accounted for 4% of our FMS total revenue.
The following table provides information regarding the number of vehicles and customers by FMS product offering at December 31, 2013:

	U.S.		Foreign		Total
	Vehicles	Customers	Vehicles	Customers	Vehicles	Customers
Full service leasing	98,900	10,500	24,000	2,400	122,900	12,900
Commercial rental (1)	29,000	31,700	9,200	6,000	38,200	37,700
Contract maintenance (2)	33,300	1,300	4,100	200	37,400	1,500
______________

(1)	Commercial rental customers include customers who rented a vehicle for more than 3 days during the year and includes approximately 8,800 full service lease customers

(2)	Contract maintenance customers include approximately 850 full service lease customers
Contract-Related Maintenance.    Our full service lease and contract maintenance customers periodically require additional maintenance and repair services that are not included in their full service lease or contract maintenance contracts. For example, additional maintenance and repair services may arise when a customer damages a leased vehicle. In addition, because of our existing relationships with the customer, we may provide service on their owned vehicles and charge the customer on an hourly basis for work performed. By servicing all of our customers’ maintenance needs, we create stronger, long-term relationships to provide a wide range of outsourcing solutions.
More recently, we have contracted with large private fleet operators and for-hire carriers to provide maintenance on demand, particularly in geographic areas where these customers do not have their own maintenance operations. Although the contract for on-demand maintenance services includes the basic terms and conditions of the maintenance program that is designed to meet the customers' specific needs, all maintenance is performed only when and as requested by the customer. This product allows us to engage with customers that have traditionally chosen to own and maintain their fleet of vehicles. For the year ended December 31, 2013, contract-related maintenance revenue accounted for 5% of our FMS total revenue.
Fuel Services.    We provide our FMS customers with access to diesel fuel at competitive prices at over 450 of our maintenance facilities across the United States and Canada. We also provide fuel services such as fuel planning, fuel tax reporting, centralized billing, fuel cards and fuel monitoring. Although fuel sales do not have a significant impact on our FMS margin as it is largely a pass-through cost to customers, we believe allowing customers to leverage our fuel buying power is a significant and valuable benefit to our customers. For the year ended December 31, 2013, fuel services revenue accounted for 24% of our FMS total revenue.
Used Vehicles.    We primarily sell our used vehicles at one of our 58 retail sales centers throughout North America (18 of which are co-located at an FMS shop), at our branch locations or through our website at www.Usedtrucks.Ryder.com. Typically, before we offer used vehicles for sale, our technicians assure that they are Road Ready®, which means that the vehicles have passed a comprehensive, multi-point performance inspection based on specifications formulated through our maintenance program. Our retail sales centers throughout North America allow us to leverage our maintenance expertise and strong brand reputation to realize higher sales proceeds than in the wholesale market. Given our focus on maximizing sales proceeds, we generally sell our used vehicles through retail centers for prices in excess of book value. However, the extent to which we are able to realize a gain on the sale of used vehicles is dependent upon various other factors, including the general state of the used vehicle market, the age and condition of the vehicle at the time of its disposal and vehicle depreciation rates.

FMS Business Strategy
Our FMS business strategy is to be the leading provider of fleet management outsourcing services for light, medium and heavy duty vehicles. Our strategy will be achieved if we achieve the following goals and priorities:

•
Drive fleet growth by (1) successfully implementing sales and marketing initiatives designed to compel private fleet operators and for-hire carriers to outsource all or some portion of their fleet management needs to us; (2) offering innovative products, solutions and support services that will create and strengthen new and existing customer relationships; and (3) completing targeted acquisitions;

•
Deliver a consistent, industry-leading and cost-effective maintenance program to our customers through continued process improvement and re-design, productivity initiatives, and technology improvements; and

•	Optimize asset utilization and management, particularly with respect to our rental fleet, used vehicle operations and maintenance facility infrastructure.
Competition
As an alternative to using our fleet management services, most companies choose to provide these services for themselves, although some may choose to obtain similar or alternative services from other third-party vendors.
Our FMS business segment competes with companies providing similar services on a national, regional and local level. Many regional and local competitors provide services on a national level through their participation in various cooperative programs. Competitive factors include price, equipment, maintenance, service and geographic coverage. We compete with finance lessors and also with truck and trailer manufacturers and independent dealers who provide full service lease products, finance leases, extended warranty maintenance, rental and other transportation services. With the growth of our on-demand maintenance product, we will also face competition from managed maintenance providers who are hired to coordinate and manage the maintenance of large fleets of vehicles through a network of third-party maintenance providers. Value-added differentiation of the full service leasing, maintenance and commercial rental service, as well as continued commitment to offer innovative products and solutions, such as natural gas vehicles, has been and will continue to be our emphasis.

Supply Chain Solutions
Value Proposition
Through our SCS business, we offer a broad range of innovative logistics management services that are designed to optimize a customer’s supply chain and address key customer business requirements. The organization is aligned by industry verticals (Automotive, Industrial, Consumer Packaged Goods, Hi-Tech and Retail) to enable the teams to focus on the specific needs of their customers. Our SCS product offerings are organized into four categories: dedicated services, distribution management, transportation management and professional services. These offerings are supported by a variety of information technology and engineering solutions that are an integral part of our other SCS services. These product offerings can be offered independently or as an integrated solution to optimize supply chain effectiveness. A key aspect of our value proposition is our operational execution, which is an important differentiator in the marketplace.
Market Trends
Global logistics is approximately an $8.3 trillion(1) market, of which approximately $643 billion(1) is outsourced. Logistics spending in the markets we are targeting in North America and Asia equates to approximately $3.2 trillion, of which $275 billion is outsourced. Outsourced logistics is a market with significant growth opportunity. More sophisticated supply chain practices are required as supply chains expand and become more complex, product needs continue to proliferate and companies look for lower cost supply chain alternatives. In addition, disruptions from unexpected events such as natural disasters have caused companies to focus on risk management of their supply chains. The more complicated the supply chain or the product requirements, the greater the need for companies to utilize the expertise of supply chain providers.

(1) Armstrong & Associates Global logistics costs & third-party logistics revenue report, May 2013

Operations

For the year ended December 31, 2013, our global SCS business accounted for 37% of our consolidated revenue.

     U.S.    At December 31, 2013, we had 473 SCS customer accounts in the U.S., most of which are large enterprises that maintain large, complex supply chains. Most of our core SCS business operations are geographically located to maximize efficiencies and reduce costs. At December 31, 2013, managed warehouse space totaled approximately 28 million square feet for the U.S. and Puerto Rico. We also concentrate certain logistics expertise in locations not associated with specific customer sites. For example, our carrier procurement, contract management, freight bill audit and payment services and transportation optimization and execution groups operate out of our logistics centers in Novi, Michigan and Fort Worth, Texas.
Mexico. At December 31, 2013, we had 99 SCS customer accounts and managed warehouse space totaling approximately 6 million square feet. Our Mexico operations offer a full range of SCS services and manage approximately 9,700 border crossings each month between Mexico and the U.S. and Canada, often highly integrated with our distribution and transportation operations.
Canada.    At December 31, 2013, we had 59 SCS customer accounts and managed warehouse space totaling approximately 1 million square feet. Given the proximity of this market to our U.S. and Mexico operations, the Canadian operations are highly coordinated with their U.S. and Mexico counterparts, managing cross-border transportation and freight movements.
Asia.    Asia is a key component of our retail strategy, where we have a network of owned and agent offices, with headquarters in Shanghai. At December 31, 2013, we had 40 SCS customer accounts and managed warehouse space totaling approximately 280,000 square feet, primarily in Singapore.
SCS Product Offerings
Dedicated Services.  Dedicated services are generally offered on a stand-alone basis or as part of an integrated supply chain solution to our customers. The dedicated services offering combines the equipment, maintenance and administrative services of a full service lease with drivers and additional services. This combination provides customers with a dedicated transportation solution that is designed to increase their competitive position, improve risk management and integrate their transportation needs with their overall supply chain. Additional services include routing and scheduling, fleet sizing, safety, regulatory compliance, risk management, technology and communication systems support including on-board computers, and other technical support. These additional services allow us to provide high service levels and efficient routing. They also address the challenging labor issues associated with maintaining a private fleet of vehicles, such as driver recruitment and turnover, government regulation (including hours of service regulations), Department of Transportation (DOT) audits and workers' compensation. Our dedicated services solution offers a high degree of specialization to meet the needs of customers with sophisticated service requirements such as tight delivery windows, high value or time sensitive freight, closed-loop distribution, multi-stop shipments, specialized equipment and integrated transportation needs. Although a significant portion of our dedicated services operations are located at customer facilities, our dedicated business utilizes and benefits from our extensive network of FMS facilities. For the year ended December 31, 2013, approximately 57% of our SCS revenue was related to dedicated services.
Distribution Management.    Our SCS business offers a wide range of services relating to a customer’s distribution operations, from designing a customer’s distribution network to managing distribution facilities. Services within the facilities generally include managing the flow of goods from the receiving function to the shipping function, coordinating warehousing and transportation for inbound and outbound material flows, handling import and export for international shipments, coordinating just-in-time replenishment of component parts to manufacturing and final assembly, and providing shipments to customer distribution centers or end customer delivery points. Additional value-added services such as light assembly of components into defined units (kitting), packaging and refurbishment are also provided. For the year ended December 31, 2013, distribution management solutions accounted for 31% of our SCS revenue.
Transportation Management.    Our SCS business offers services relating to all aspects of a customer’s transportation network. Our team of transportation specialists provides shipment planning and execution, which includes shipment optimization, load scheduling and delivery confirmation through a series of technological and web-based solutions. Our transportation consultants, including our freight brokerage department, focus on carrier procurement of all modes of transportation with an emphasis on truck-based transportation, rate negotiation, and freight bill audit and payment services. In addition, our SCS business as well as our FMS business provide customers with capacity management services that are designed to meet backhaul opportunities and minimize excess miles. For the year ended December 31, 2013, we purchased and/or executed over $4.6 billion in freight moves on our customers' behalf. For the year ended December 31, 2013, transportation management solutions accounted for 7% of our SCS revenue.

Professional Services.    In conjunction with providing the SCS core services described previously, our SCS business offers a variety of knowledge-based services that support every aspect of a customer’s supply chain. Our SCS professionals are available to evaluate a customer’s existing supply chain to identify inefficiencies as well as opportunities for integration and improvement. Once the assessment is complete, we work with the customer to develop a supply chain strategy that will create the most value for the customer and their target clients. Once a customer has adopted a supply chain strategy, our SCS logistics team, supported by functional experts and representatives from our information technology, real estate and finance groups, work together to design a strategically focused supply chain solution. The solution may include both a network design that sets forth the number, location and function of key components of the network and a transportation solution that optimizes the mode or modes of transportation and route selection. In addition to providing the distribution and transportation expertise necessary to implement the supply chain solution, our SCS representatives can coordinate and manage all aspects of the customer’s supply chain provider network to assure consistency, efficiency and flexibility. For the year ended December 31, 2013, knowledge-based professional services accounted for 5% of our SCS revenue.
SCS Business Strategy
Our SCS business strategy is to offer our customers differentiated functional execution and proactive solutions from deep expertise in key industry verticals. The strategy revolves around the following interrelated goals and priorities:

•	Providing customers with a differentiated quality of service and best execution through reliable and flexible supply chain solutions;

•	Developing capabilities that can be applied and utilized in our targeted industry verticals;

•	Creating a culture of innovation that fosters new and high value solutions for our customers’ supply chain needs;

•	Focusing on continuous improvement and standardization; and

•	Successfully implementing targeted sales and marketing strategies.
Competition
As an alternative to using our services, most companies choose to internally manage their own supply chains and logistics operations, although some may choose to obtain similar or alternative services from other third-party vendors.
In the SCS business segment, we compete with a large number of companies providing similar services, each of which has a different set of core competencies. We compete with a handful of large, multi-service companies across all of our service offerings and industries. We also compete against other companies on specific service offerings (for example, in transportation management, distribution management or dedicated services) or in a specific industry. We face different competitors in each country or region where they may have a greater operational presence. Competitive factors include price, service, market knowledge, expertise in logistics-related technology and overall performance (e.g. timeliness, accuracy, and flexibility).
ACQUISITIONS
In addition to our continued focus on organic growth, acquisitions play an important role in enhancing our growth strategy. In assessing potential acquisition targets in our FMS business segment, we look for companies that would create value through operating synergies, leveraging our existing facility infrastructure, improving our geographic coverage and diversifying our customer base. In our SCS business segment, we focus on adding capabilities and product offerings, potentially expanding into new industries, diversifying our customer base within our current industries, and improving our competitive position.
CYCLICALITY
Ryder's business is impacted by economic and market conditions. In a strong economic cycle, there is generally more demand for our fleet management and supply chain services. In a weak or volatile economy, demand for our services decreases and is inconsistent and considerably more unpredictable. Because of these factors, we have continued to focus on increasing the diversity of our customer base and strengthening our long-term business partnerships with our customers. Although we believe these efforts help mitigate the immediate impact of an economic downturn, during a protracted or severe economic downturn, customers are often unwilling to commit to a full-service lease or long-term supply chain contract. Because commercial rental and used vehicle sales are transactional, they are more cyclical in nature, and results can vary significantly in both the short- and long-term. We have a disciplined and centralized approach to asset management that allows us to manage the size, mix and location of our operating fleet and used vehicle inventories.

ADMINISTRATION
Our financial administrative functions for the U.S. and Canada, including credit, billing and collections are consolidated into our Shared Services Center operations, a centralized processing center located in Alpharetta, Georgia. Our Shared Services Center also manages contracted third parties providing administrative finance and support services outside of the U.S. in order to reduce ongoing operating expenses and maximize our technology resources. This centralization results in more efficient and consistent centralized processing of selected administrative operations. Certain administrative functions are also performed at the Shared Services Center for our customers. The Shared Services Center’s main objectives are to enhance customer service through process standardization, create an organizational structure that will improve market flexibility and allow future reengineering efforts to be attained more easily at lower implementation costs.
REGULATION
Our business is subject to regulation by various federal, state and foreign governmental entities. The DOT and various federal and state agencies exercise broad powers over certain aspects of our business, generally governing such activities as authorization to engage in motor carrier operations, safety and financial reporting. We are also subject to a variety of requirements of national, state, provincial and local governments, including the U.S. Environmental Protection Agency and the Occupational Safety and Health Administration, that regulate safety, the management of hazardous materials, water discharges and air emissions, solid waste disposal and the release and cleanup of regulated substances. We must comply with licensing and other requirements imposed by the U.S. Department of Homeland Security and U.S. Customs Service as a result of increased focus on homeland security and our Customs-Trade Partnership Against Terrorism certification. We may also become subject to new or more restrictive regulations imposed by these agencies or other authorities relating to carbon controls and reporting, engine exhaust emissions, drivers’ hours of service, security and ergonomics.
ENVIRONMENTAL
We have a long standing commitment to sound environmental practices that reduce risk and build value for us and our customers. We have a history of adopting “green” designs and processes because they are efficient, cost effective transportation solutions that improve our bottom line and bring value to our customers. We have maintained an environmental mission since 1991 and have updated it periodically as regulatory and customer needs have changed. Our environmental policy reflects our commitment to supporting the goals of sustainable development, environmental protection and pollution prevention in our business. We have adopted proactive environmental strategies that have advanced business growth and continued to improve our performance in ways that reduce emission outputs and environmental impact. Our environmental team works with operating employees to develop and administer programs in support of our environmental policy and to help ensure that environmental considerations are integrated into all business processes and decisions.
In establishing appropriate environmental objectives and targets for our wide range of business activities around the world, we focus on (1) the needs of our customers; (2) the communities in which we provide services; and (3) relevant laws and regulations. We regularly review and update our environmental management procedures, and information regarding our environmental activities is routinely disseminated throughout Ryder. In 2012, we substantially expanded our environmental sustainability reporting with the publication of our 2011 Corporate Sustainability Report that includes expanded and enhanced disclosures, as well as new metrics related to our environmental performance for the years 2009 through 2011. The Report details our sustainable business practices and environmental strategies to improve energy use, fuel costs and reduce overall carbon emissions. In addition, we have voluntarily responded to the Carbon Disclosure Project (CDP) since 2008, disclosing direct and indirect emissions resulting from our operations. Both of these reports are publicly available on the company website at www.ryder.com by clicking on About Us and then selecting Sustainability.
SAFETY
Our safety culture is founded upon a core commitment to the safety, health and well-being of our employees, customers and the community, a commitment that has made us a long-standing industry leader in safety.
Safety is an integral part of our business strategy because preventing injuries and collisions improves employee quality of life, eliminates service disruptions to our customers, increases efficiency and improves customer satisfaction. As a core value, our focus on safety is imbedded in our day-to-day operations, reinforced by many safety programs and continuous operational improvement and supported by a talented and dedicated safety organization.

Training is a critical component of our safety program. Monthly safety training delivered by location safety committees cover specific and relevant safety topics and managers receive annual safety leadership training. Quarterly and remedial training is also delivered online to each driver through our highly interactive Ryder Pro-TREAD comprehensive lesson platform. Regular safety behavioral observations are conducted by managers throughout the organization everyday and remedial training and coaching takes place on-the-spot. We also deploy state-of-the-art safety technologies in Ryder vehicles and our safety policies require that all managers, supervisors and employees incorporate safe processes in all aspects of our business. Monthly safety scorecards are tracked and reviewed by management for progress toward key safety objectives. Our proprietary web-based safety tracking system, RyderStarSM, delivers proactive safety programs tailored to every location and helps measure safety activity effectiveness across the organization.
EMPLOYEES
At December 31, 2013, we had approximately 28,900 full-time employees worldwide, of which 27,300 were employed in North America, 1,300 in Europe and 300 in Asia. Currently we employ approximately 6,400 drivers and 5,200 technicians. We have approximately 17,800 hourly employees in the U.S., approximately 3,300 of which are organized by labor unions. Those employees organized by labor unions are principally represented by the International Brotherhood of Teamsters, the International Association of Machinists and Aerospace Workers and the United Auto Workers, and their wages and benefits are governed by 93 labor agreements that are renegotiated periodically. Although we have never experienced a material work stoppage or strike, these events can potentially occur given the types of businesses in which we currently engage. We consider that our relationship with our employees is good.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position
Robert E. Sanchez	48	Chair, President and Chief Executive Officer
Art A. Garcia	52	Executive Vice President and Chief Financial Officer
Dennis C. Cooke	49	President, Global Fleet Management Solutions
Robert D. Fatovic	48	Executive Vice President, Chief Legal Officer and Corporate Secretary
Cristina A. Gallo-Aquino	40	Vice President, Controller and Chief Accounting Officer
Gregory F. Greene	54	Executive Vice President and Chief Administrative Officer
John H. Williford	57	President, Global Supply Chain Solutions
Karen M. Jones	51	Senior Vice President and Chief Marketing Officer
Robert E. Sanchez was appointed Chair of Ryder's Board in May 2013 and promoted to Chief Executive Officer in January 2013. Previously, Mr. Sanchez served as President and Chief Operating Officer from February 2012 to December 2012. He also previously served as President, Global Fleet Management Solutions from September 2010 to February 2012 and as Executive Vice President and Chief Financial Officer from October 2007 to September 2010. He also previously served as Executive Vice President of Operations, U.S. Fleet Management Solutions from October 2005 to October 2007 and as Senior Vice President and Chief Information Officer from January 2003 to October 2005. Mr. Sanchez joined Ryder in 1993 and has held various other positions of increasing responsibility, including leadership positions in both of Ryder's business segments.
Art A. Garcia has served as Executive Vice President and Chief Financial Officer since September 2010. Previously, Mr. Garcia served as Senior Vice President and Controller since October 2005 and as Vice President and Controller since February 2002. Mr. Garcia joined Ryder in December 1997 and has held various other positions within Corporate Accounting.
Dennis C. Cooke has served as President, Global Fleet Management Solutions since February 2012. Previously, Mr. Cooke served as Senior Vice President and Chief of Operations, U.S. and Canada Fleet Management Solutions since July 2011. Prior to joining Ryder, Mr. Cooke held various positions with General Electric (GE) and related companies, including Vice President and General Manager of GE Healthcare’s Global MRI business from 2000 to 2005.  He then served as President and Chief Executive Officer of GE’s Security’s Homeland Protection business from 2005 to 2009, and continued serving in those roles from 2009 to 2011 after the business was acquired by the Safran Group and became Morpho Detection, Inc.
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
Karen M. Jones joined Ryder in September 2013. Prior to joining Ryder, Ms. Jones was Chief Marketing Officer for NRG/Reliant Energy, Inc from 2010 to 2013. Previously, Ms. Jones served as Senior Vice President of Marketing and Corporate Communications for DHL Express U.S. from 2006 to 2009 and as Vice President of Advertising, Brand Management and Promotion from 2004 to 2006.  In addition, Ms. Jones has served in key positions responsible for worldwide brand advertising, sponsorship, and strategic alliances for Hewlett Packard.

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

2013 was a period of moderate economic recovery following a period of economic softness and uncertainty. Although demand for commercial rental has appeared to stabilize, rental demand may again decline unexpectedly in 2014. Similarly, although we experienced growth in full service lease during 2013, our customers still remain cautious about entering into long-term leases. If uncertainty and lack of customer confidence around macroeconomic and transportation industry conditions return, they may impact our future growth prospects, our business, and results of operations could be materially adversely affected, including as follows:

•	difficulty forecasting, budgeting and planning due to limited visibility into the spending plans of current or prospective customers;

•	increased competition for projects and sales opportunities;

•	pricing pressure that may adversely affect revenue and gross margin;

•	higher overhead costs as a percentage of revenue;

•	increased risk of charges relating to asset impairments, including goodwill and other intangible assets;

•	customer financial difficulty and increased risk of uncollectible accounts receivable;

•	additional fleet downsizing which could adversely impact profitability;

•	increased risk of declines in the residual values of our vehicles; and

•	sudden changes in fuel prices and fuel shortages, which may adversely impact total vehicle miles driven by our customers.
In addition, volatility in the global credit and financial markets may lead to:

•	unanticipated interest rate and currency exchange rate fluctuations;

•	increased risk of default by counterparties under derivative instruments and hedging agreements; and

•	diminished liquidity and credit availability resulting in higher short-term borrowing costs and more stringent borrowing terms.
We bear the residual risk on the value of our vehicles.
We generally bear the residual risk on the value of our vehicles. Therefore, if the market for used vehicles declines, or there is a concern regarding the quality, maintenance or condition of our vehicles, we may obtain lower sales proceeds upon the sale of used vehicles. We sell our used vehicles through various channels, including retail sales centers, at our branch locations, through our website at www.UsedTrucks.Ryder.com, as well as through the wholesale market. Pricing and demand for used vehicles varies among selling channels, particularly between the retail and wholesale markets, as we generally obtain lower proceeds on vehicles sold through wholesale channels. If we are unable to meet our targeted fleet counts through our projected mix of retail versus wholesale sales, we may be required to sell more vehicles than planned by wholesale, which will impact our sales proceeds.
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

Failure to maintain, upgrade and consolidate our information technology networks could adversely affect us, and we may be subject to cybersecurity risks which may be beyond our control.
The success of our strategic initiatives designed to increase our sales and capture a greater percentage of the outsourced transportation and supply chain markets is dependent in varying degrees on the timely delivery and the functionality of information technology systems to support them.  Extended delays or cost overruns in securing, developing and otherwise implementing technology solutions to support the new business initiatives we are developing now, and will be developing in the future, would delay and possibly even prevent us from realizing the projected benefits of those initiatives.
We are continuously upgrading and consolidating our systems, including making changes to legacy systems, replacing legacy systems with successor systems with new functionality and acquiring new systems with new functionality. These types of activities subject us to additional costs and inherent risks associated with replacing and changing these systems, including impairment of our ability to provide our services, potential disruption of our internal control structure, substantial capital expenditures, additional administration and operating expenses, retention of sufficiently skilled personnel to implement and operate the new systems, demands on management time, and other risks and costs of delays or difficulties in transitioning to new systems or of integrating new systems into our current systems. Our system implementations may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. In addition, the implementation of new technology systems may cause disruptions in our business operations and have an adverse effect on our business and operations, if not anticipated and appropriately mitigated.
Advances in technology require increased investments to remain competitive, and our customers may not be willing to accept higher prices to cover the cost of these investments, and our reputation with our customers may suffer if outages, system failures or delays in timely access to data occur in legacy information technology systems that support key business processes.
We depend on the proper functioning and availability of our information systems, including communications and data processing systems, in operating our business. It is important that the data processed by these systems remains confidential, as it often includes competitive customer information, confidential customer transaction data, employee records, and key financial and operational results and statistics. Portions of our business utilize information systems that provide critical services to both our employees and our customers. Cyber incidents that impact the availability, reliability, speed, accuracy, or other proper functioning of these systems could have a significant impact on our operations. Certain of our software applications are utilized by third parties who provide certain outsourced administrative functions, which may increase the risk of a cybersecurity incident. Our information systems are protected through physical and software safeguards as well as backup systems considered appropriate by management. However, it is not practicable to protect against the possibility of damage created by natural disasters, power loss, telecommunications failures, cybersecurity attacks and similar events in every potential circumstance that may arise.

We and the vehicle and equipment manufacturers in our FMS business rely on a small number of suppliers.
We buy vehicles and related equipment from a relatively small number of original equipment manufacturers (OEMs) in our FMS business. Further, some of our vehicle manufacturers rely on a small concentration of suppliers for certain vehicle parts, components and equipment. A discrete event in a particular OEM's or supplier's industry or location, or adverse regional economic conditions impacting an OEM or supplier's ability to provide vehicles or a particular component could adversely impact our FMS business and profitability. In addition, our business and reputation could also be negatively impacted if any parts, components or equipment from one of our suppliers suffer from broad-based quality control issues or become the subject of a product recall and we are unable to obtain replacement parts from another supplier in a timely manner.
We derive a significant portion of our SCS revenue from a relatively small number of customers.
During 2013, sales to our top ten SCS customers representing all of the industry groups we service accounted for 40% of our SCS total revenue and 39% of our SCS operating revenue (revenue less subcontracted transportation). Additionally, approximately 29% of our global SCS revenue is from the automotive industry and is directly impacted by automotive vehicle production. The loss of any of these customers or a significant reduction in the services provided to any of these customers could impact our operations and adversely affect our SCS financial results. In 2010, we further diversified our customer base with the acquisition of Total Logistic Control, which is concentrated in the consumer packaged goods industry. While we continue to focus our efforts on diversifying our customer base, we may not be successful in doing so in the short-term.
Given the size of our relationships with larger SCS customers, they can exert downward pricing pressure and often require modifications to our standard commercial terms. While we believe our ongoing cost reduction initiatives have helped mitigate the effect of price reduction pressures from our SCS customers, there is no assurance that we will be able to maintain or improve profitability in those accounts.

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

•
some of our competitors periodically reduce their prices to gain business, and some of our smaller competitors may have lower cost structures than we do, which may limit our ability to maintain or increase prices; and

•
because cost of capital is a significant competitive factor, any increase in either the cost of our debt or equity as a result of reductions in our debt rating or stock price volatility could have a significant impact on our competitive position.

Our profitability could be negatively impacted if the key assumptions and pricing structure prove to be invalid.
Substantially all of our lease and maintenance services and our SCS services are provided under contractual arrangements with our customers. The pricing structure for our lease and contract maintenance business is based on certain assumptions regarding capital costs, maintenance expense over the life of the contract, residual values, productivity and the mix of fixed and variable costs, many of which are derived from historical data and trends. Under most of our SCS contracts, all or a portion of our pricing is based on certain assumptions regarding the scope of services, production volumes, operational efficiencies, the mix of fixed versus variable costs, productivity and other factors.
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
We hire drivers primarily for our SCS business segment. There is significant competition for qualified drivers in the transportation industry. Additionally, interventions and enforcement under the Compliance, Safety, Accountability (CSA) program may shrink the industry's pool of drivers as those drivers with unfavorable scores could leave the industry. As a result of driver shortages, we could be required to increase driver compensation, let trucks sit idle, utilize lower quality drivers or face difficulty meeting customer demands, all of which could adversely affect our growth and profitability.
Similarly, we hire technicians in our FMS business segment to perform vehicle maintenance services on our lease, contract maintenance and rental fleets. Recently there has been a decrease in the overall supply of skilled maintenance technicians, particularly new technicians with qualifications from technical programs and schools, which could make it more difficult to attract and retain skilled technicians. We have 3,300 employees that are organized by labor unions whose wages and benefits are governed by 93 labor agreements that are renegotiated periodically. Some of the industries in which we currently engage have experienced a material work stoppage, slowdown or strike. Our business and operations could be impacted in the event of labor strikes or work stoppages involving our employees organized by labor unions in our FMS or SCS business segments.

We operate in a highly regulated industry, and costs of compliance with, or liability for violation of, existing or future regulations could significantly increase our costs of doing business.
Our business is subject to regulation by various federal, state and foreign governmental agencies. These agencies could institute new laws, rules or regulations or issue interpretation changes to existing regulations at any time. We have also seen an increase in proactive enforcement of existing regulations by some entities. Compliance with new laws, rules or regulations could substantially impair labor and equipment productivity and increase our costs. Conversely, our failure to comply with any applicable laws, rules or regulations to which we are subject, whether actual or alleged, could expose us to fines, penalties or potential litigation liabilities, including costs, settlements and judgments. We are also subject to reputational risk and other detrimental business consequences associated with noncompliance, such as employees, customers, agents, suppliers or other persons using our supply chain or assets to commit illegal acts, including the use of company assets for terrorist activities, or a breach of data privacy laws, the ongoing development of which in the U.S. and other jurisdictions may require changes to our data security policies and procedures to comply with new standards.
DOT and Other Regulatory Authorities. The U.S. Department of Transportation and various state and federal agencies exercise broad powers over our motor carrier operations, safety and the generation, handling, storage, treatment and disposal of waste materials. We may also become subject to new or more restrictive regulations imposed by the Department of Transportation, the Occupational Safety and Health Administration, the Department of Homeland Security and U.S. Customs Service, the Environmental Protection Agency or other authorities, relating to the hours of service that our drivers may provide in any one-time period, homeland security, carbon emissions and reporting and other matters.
Federal Motor Carrier Safety Administration CSA Program. In 2010, the Federal Motor Carrier Safety Administration (FMCSA) began implementation of the Compliance, Safety, Accountability program (CSA), a compliance and enforcement initiative partnering with State agencies designed to monitor and improve commercial vehicle motor safety. The CSA program includes a Safety Measurement System (SMS) that uses roadside inspections and violations to measure motor carriers and drivers and publishes scores related to these inspections and violations that compare the motor carriers and drivers against peers. The FMCSA established thresholds for each of seven different measurement areas that identify potential safety risks and result in direct intervention or enforcement action. Ryder's published scores are below the thresholds, but if performance changed, we could risk intervention that may create risk to our operating authority.
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

Environmental. Regulations governing exhaust emissions that have been enacted over the last few years could adversely impact our business. The Environmental Protection Agency (EPA) issued regulations that required progressive reductions in exhaust emissions from certain diesel engines from 2007 through 2010. Emissions standards require reductions in the sulfur content of diesel fuel since June 2006. Also, the first phase of progressively stringent emissions standards relating to emissions after-treatment devices was introduced on newly-manufactured engines and vehicles utilizing engines built after January 1, 2007. The second phase, which required an additional after-treatment system, became effective after January 1, 2010. We face additional technology changes under EPA regulations that will go into effect in 2014 and 2017, which will require modifications to existing vehicle chassis and engine combinations. The 2014 and 2017 regulations will require reductions in carbon dioxide, which can only be reduced by improving fuel economy, and which requires compliance with different emissions standards for both engines and chassis, based on vocation. OEMs may be required to install additional engine componentry, additional aerodynamics on chassis and low-rolling resistance tires to comply with the upcoming regulations, which may result in a shorter useful tread life and increased operating costs for customers and us. Although customers may see reduced fuel consumption under the new standards, this could be offset by increased fuel costs on a per gallon basis. Each of these requirements could result in higher prices for vehicles, diesel engine fuel and vehicle maintenance, which are passed on to our customers, as well as higher maintenance costs and uncertainty as to reliability of the new engines, all of which could, over time, increase our costs and adversely affect our business and results of operations. The new technology may also impact the residual values of these vehicles when sold in the future. Future regulation of other environmental matters, including potential limits on carbon emissions under climate-change legislation, could also impact our business and profitability if enacted.
Lease and Other Accounting Rules. Demand for our full service lease product line is based in part on customers' decisions to lease rather than buy vehicles. A number of factors can impact whether customers decide to lease or buy vehicles, including economic benefits, accounting considerations, tax treatment, interest rates and operational flexibility. In 2013, the Financial Accounting Standards Board issued its latest proposed update to accounting standards that would involve a new approach to lease accounting that differs from current practice. Most notably, the new approach would eliminate off-balance sheet treatment of leases and require lessees to record leased assets on their balance sheets. If the proposed accounting standard becomes effective in its current form, it could be perceived to make leasing a less attractive option for some of our full service lease customers. Other changes in accounting rules, estimates, assumptions and accruals and changes in current financial, tax or regulatory requirements to which we are subject could also negatively impact our business.
Volatility in assumptions and asset values related to our pension plans may reduce our profitability and adversely impact current funding levels.
We historically sponsored a number of defined benefit plans for employees in the U.S., U.K. and other foreign locations. The retirement benefits under the defined benefit plans are frozen for non-grandfathered and certain non-union employees. Our major defined benefit plans are funded, with trust assets invested in a diversified portfolio. The cash contributions made to our defined benefit plans are required to comply with minimum funding requirements imposed by employee benefit and tax laws. The projected benefit obligation and assets of our global defined benefit plans as of December 31, 2013 were $2.1 billion and $1.8 billion, respectively. The difference between plan obligations and assets, or the funded status of the plans, is a significant factor in determining pension expense and the ongoing funding requirements of those plans. Macroeconomic factors, as well as changes in investment returns and discount rates used to calculate pension expense and related assets and liabilities can be volatile and may have an unfavorable impact on our costs and funding requirements. Although we have actively sought to control increases in these costs and funding requirements through investment policies and plan contributions, there can be no assurance that we will succeed, and continued cost pressure could reduce the profitability of our business and negatively impact our cash flows.
We also participate in ten U.S. multi-employer pension (MEP) plans that provide defined benefits to employees covered by collective bargaining agreements. In the event that we withdraw from participation in one of these plans, then applicable law could require us to make an additional lump-sum contribution to the plan. Our withdrawal liability for any MEP plan would depend on the extent of the plan's funding of vested benefits. Economic conditions have caused MEP plans to be significantly underfunded. If the financial condition of the MEP plans were to continue to deteriorate, participating employers could be subject to additional assessments.

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
Severe weather or other natural occurrences could result in significant business interruptions and expenditures in excess of available insurance coverage.
Our operations may be affected by external factors such as severe weather and other natural occurrences, including floods, fires, hurricanes and earthquakes.  As a result, our facilities may be damaged, our workforce may be unavailable, fuel costs may rise and significant business interruptions could occur.  In addition, the performance of our vehicles could be adversely affected by extreme weather conditions.  Insurance to protect against loss of business and other related consequences resulting from these natural occurrences is subject to coverage limitations, depending on the nature of the risk insured. This insurance may not be sufficient to cover all of our damages or damages to others and this insurance may not continue to be available at commercially reasonable rates. Even with insurance, if any natural occurrence leads to a catastrophic interruption of service, we may not be able to mitigate a significant interruption in operations.
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
We maintain 606 FMS properties in the U.S., Puerto Rico and Canada; we own 391 of these and lease the remaining 215. Our FMS properties are primarily comprised of maintenance facilities generally including a repair shop, rental counter, fuel service island, administrative offices, and used vehicle retail sales centers.
Additionally, we manage 174 on-site maintenance facilities, located at customer locations.
We also maintain 128 locations in the U.S. and Canada in connection with our domestic SCS business. Almost all of our SCS locations are leased and generally include a warehouse and administrative offices.
We maintain 108 international locations (locations outside of the U.S. and Canada) for our international businesses. These locations are in the U.K., Germany, Mexico, China and Singapore. The majority of these locations are leased and may be a repair shop, warehouse or administrative office.
Additionally, we maintain 9 U.S. locations primarily used for Central Support Services. These facilities are generally administrative offices, of which we own one and lease the remaining eight.
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
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Ryder Common Stock Prices

	Stock Price		Dividends per Common Share
	High	Low
2013
First quarter	$61.68	50.41	0.31
Second quarter	64.68	52.58	0.31
Third quarter	64.99	55.17	0.34
Fourth quarter	73.97	56.93	0.34

2012
First quarter	$57.63	51.41	0.29
Second quarter	54.28	33.95	0.29
Third quarter	43.36	32.76	0.31
Fourth quarter	51.01	38.69	0.31
Our common shares are listed on the New York Stock Exchange under the trading symbol “R.” At January 31, 2014, there were 8,266 common stockholders of record and our stock price on the New York Stock Exchange was $71.19.

Performance Graph
The following graph compares the performance of our common stock with the performance of the Standard & Poor’s 500 Composite Stock Index and the Dow Jones Transportation 20 Index for a five year period by measuring the changes in common stock prices from December 31, 2008 to December 31, 2013.

240
210
180
150
120
90
Dollars

	2008	2009	2010	2011	2012	2013
Ryder System, Inc.	$100.00	109.49	143.66	148.28	143.05	215.94
S&P 500 Index	$100.00	126.45	145.52	148.55	172.29	228.04
Dow Jones Index	$100.00	118.60	150.34	150.31	161.58	228.42

The stock performance graph assumes for comparison that the value of the Company’s Common Stock and of each index was $100 on December 31, 2008 and that all dividends were reinvested. Past performance is not necessarily an indicator of future results.

Purchases of Equity Securities
The following table provides information with respect to purchases we made of our common stock during the three months ended December 31, 2013:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2), (3)	Maximum Number of Shares That May Yet Be Purchased Under the Anti-Dilutive Program(2), (3)
October 1 through October 31, 2013	5,380	$59.59	—	1,456,077
November 1 through November 30, 2013	2,220	65.60	—	1,456,077
December 1 through December 31, 2013	717	69.73	—	2,000,000
Total	8,317	$62.07	—
______________

(1)
During the three months ended December 31, 2013, we purchased an aggregate of 8,317 shares of our common stock in employee-related transactions. Employee-related transactions may include: (i) shares of common stock delivered as payment for the exercise price of options exercised or to satisfy the option holders’ tax withholding liability associated with our share-based compensation programs and (ii) open-market purchases by the trustee of Ryder’s deferred compensation plans relating to investments by employees in our stock, one of the investment options available under the plans.

(2)
In December 2011, our Board of Directors authorized a share repurchase program intended to mitigate the dilutive impact of shares issued under our various employee stock, stock option and employee stock purchase plans. Under the December 2011 program, management is authorized to repurchase shares of common stock in an amount not to exceed the number of shares issued to employees under the Company’s various employee stock, stock option and employee stock purchase plans from December 1, 2011 through December 13, 2013. The December 2011 program limits aggregate share repurchases to no more than 2 million shares of Ryder common stock. Share repurchases of common stock are made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. Management established prearranged written plans for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the December 2011 program, which allow for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan. For the three months ended December 31, 2013, we did not repurchase any shares under this program.

(3)
In December 2013, our Board of Directors authorized a share repurchase program intended to mitigate the dilutive impact of shares issued under our various employee stock, stock option and employee stock purchase plans. Under the December 2013 program, management is authorized to repurchase shares of common stock in an amount not to exceed the number of shares issued to employees under the Company’s various employee stock, stock option and employee stock purchase plans from December 1, 2013 through December 31, 2015. The December 2013 program limits aggregate share repurchases to no more than 2 million shares of Ryder common stock. Share repurchases of common stock are made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. Management may establish prearranged written plans for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the December 2013 program, which allow for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan. We did not repurchase any shares under this program in 2013.

Securities Authorized for Issuance under Equity Compensation Plans

The following table includes information as of December 31, 2013 about certain plans which provide for the issuance of common stock in connection with the exercise of stock options and other share-based awards.

Plans	Number of Securities to be issued upon Exercise of Outstanding Options, Warrants and Rights		Weighed-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (a)
	(a)		(b)		(c)
Equity compensation plans approved by security holders:
Broad based employee stock plans	2,348,127	(1)	$49.99	(3)	2,594,162
Employee stock purchase plan	—		—		462,153
Non-employee directors' stock plans	158,639	(2)	—		39,802
Total	2,506,766		$49.99		3,096,117
_______________
(1) Includes 630,585 time-vested and performance-based restricted stock awards. Also includes 31,000 performance-based restricted stock rights not considered granted under accounting guidance for stock compensation. Refer to Note 23, "Share-Based Compensation", for additional information.
(2) Includes 158,639 restricted stock units and time-vested restricted stock awards, of which 4,941 time-vested restricted stock awards vested in previous years and are not exercisable until six months after the director's retirement.
(3) Weighted-average exercise price of outstanding options excludes restricted stock awards and restricted stock units.

ITEM 6. SELECTED FINANCIAL DATA
The following selected consolidated financial information should be read in conjunction with Items 7 and 8 of this report.

	Years ended December 31
	2013	2012	2011	2010	2009
	(Dollars and shares in thousands, except per share amounts)
Operating Data:
Revenue	$6,419,285	6,256,967	6,050,534	5,136,435	4,887,254
Earnings from continuing operations	$243,196	200,899	171,368	124,608	90,117
Comparable earnings from continuing operations (1)	$256,561	226,815	180,630	116,988	94,630
Net earnings (2)	$237,792	209,979	169,777	118,170	61,945
Per Share Data:
Earnings from continuing operations -Diluted	$4.63	3.91	3.31	2.37	1.62
Comparable earnings from continuing operations -Diluted (1)	$4.88	4.41	3.49	2.22	1.70
Net earnings -Diluted (2)	$4.53	4.09	3.28	2.25	1.11
Cash dividends	$1.30	1.20	1.12	1.04	0.96
Book value (3)	$35.56	28.57	25.77	27.44	26.71
Financial Data:
Total assets	$9,103,782	8,318,979	7,617,835	6,652,374	6,259,830
Average assets (4)	$8,618,485	8,123,506	7,251,854	6,366,647	6,507,432
Return on average assets (%) (4)	2.8	2.6	2.3	1.9	1.0
Long-term debt	$3,929,987	3,452,821	3,107,779	2,326,878	2,265,074
Total debt	$4,189,425	3,820,796	3,382,145	2,747,002	2,497,691
Shareholders’ equity (3)	$1,617,406	1,188,179	1,318,153	1,404,313	1,426,995
Debt to equity (%) (3)	221	260	257	196	175
Average shareholders’ equity (3), (4)	$1,593,996	1,406,606	1,428,048	1,401,681	1,395,629
Return on average shareholders’ equity (%) (3), (4)	14.9	14.9	11.9	8.4	4.4
Adjusted return on average capital (%) (4), (5)	5.7	5.6	5.7	4.8	4.1
Net cash provided by operating activities of continuing operations	$1,223,082	1,134,124	1,041,956	1,028,034	984,956
Free cash flow (6)	$(386,161)	(384,240)	(256,773)	257,574	614,090
Capital expenditures paid	$2,140,464	2,133,235	1,698,589	1,070,092	651,953
Other Data:
Average common shares — Diluted	52,071	50,740	50,878	51,884	55,094
Number of vehicles — Owned and leased	172,100	172,500	169,900	148,700	152,400
Average number of vehicles — Owned and leased	171,200	173,700	160,900	150,700	159,500
Number of employees	28,900	27,700	27,500	25,900	22,900
_____________________

(1)
Non-GAAP financial measure. Refer to the section titled “Overview” and “Non-GAAP Financial Measures” in Item 7 of this report for a reconciliation of comparable earnings from continuing operations to net earnings from continuing operations and comparable earnings from continuing operations per diluted common share to net earnings per diluted common share.

(2)
Net earnings in 2013, 2012, 2011, 2010 and 2009 included (losses) earnings from discontinued operations of $(5) million, or $(0.10) per diluted common share, $9 million, or $0.18 per diluted common share, $(2) million, or $(0.03) per diluted common share, $(6) million, or $(0.12) per diluted common share, and $(28) million, or $(0.51) per diluted common share, respectively.

(3)
Shareholders’ equity at December 31, 2013, 2012, 2011, 2010 and 2009 reflected after-tax equity charges of $474 million, $645 million, $595 million, $423 million, and $412 million, respectively, related to our pension and postretirement plans.

(4)	Amounts were computed using an 8-point average based on quarterly information.

(5)
Our adjusted return on average capital (ROC), a non-GAAP financial measure, represents the rate of return generated by the capital deployed in our business. We use ROC as an internal measure of how effectively we use the capital invested (borrowed or owned) in our operations. Refer to the section titled “Non-GAAP Financial Measures” in Item 7 of this report for a reconciliation of adjusted return on average capital to return on average shareholders’ equity .

(6)
Non-GAAP financial measure. Refer to the section titled “Financial Resources and Liquidity” in Item 7 of this report for a reconciliation of net cash provided by operating activities to free cash flow.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with our consolidated financial statements and related notes contained in Item 8 of this report on Form 10-K. The following MD&A describes the principal factors affecting results of operations, financial resources, liquidity, contractual cash obligations, and critical accounting estimates. The information presented in the MD&A is for the years ended December 31, 2013, 2012 and 2011 unless otherwise noted.
OVERVIEW
Ryder System, Inc. (Ryder) is a global leader in transportation and supply chain management solutions. Our business operates in highly competitive markets. Our customers select us based on numerous factors including service quality, price, technology, and service offerings. As an alternative to using our services, customers may choose to provide these services for themselves, or may choose to obtain similar or alternative services from other third-party vendors. Our customer base includes enterprises operating in a variety of industries including automotive, industrial, food and beverage service, consumer packaged goods, transportation and warehousing, hi-tech and electronics, retail, housing, business and personal services, and paper and publishing.
We operate in two business segments: Fleet Management Solutions (FMS), which provides full service leasing, contract maintenance, contract-related maintenance and commercial rental of trucks, tractors and trailers to customers principally in the U.S., Canada and the U.K.; and Supply Chain Solutions (SCS), which provides comprehensive supply chain consulting, including distribution and transportation services in North America and Asia. The SCS segment also provides dedicated services, which includes vehicles and drivers as part of a dedicated transportation solution in the U.S.
The FMS business segment is our largest segment. FMS revenue (net of intercompany eliminations) and assets in 2013 were $4.04 billion and $8.31 billion, respectively, representing 63% of our consolidated revenue and 91% of consolidated assets. SCS revenue in 2013 was $2.38 billion, representing 37% of our consolidated revenue.
In 2013, we delivered revenue and earnings growth in both business segments. Consolidated revenue grew 3% and earnings from continuing operations grew 21%. In FMS, we increased our full service lease fleet by over 2,600 vehicles during the second half of the year driven by significantly improved sales activity. Our commercial rental business also performed well with higher pricing and increased U.S. demand. Additionally, solid used vehicle sales activity drove inventories to the lowest levels in two years. In SCS, we had strong overall performance and continued growth in our dedicated services offering. We also improved the spread between our return on capital and cost of capital.
Total revenue was $6.42 billion, up 3% while operating revenue from continuing operations (total revenue less FMS fuel and subcontracted transportation) was $5.27 billion in 2013, up 4%. The increase in total and operating revenue was driven by growth in both the SCS and FMS business segments. Earnings from continuing operations before taxes (EBT) increased 22% in 2013 to $369 million. The improvement in EBT reflects better performance in the FMS and SCS business segments, lower restructuring and other charges and lower pension expense.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

EBT, earnings and EPS from continuing operations included certain items we do not consider indicative of our ongoing operations and have been excluded from our comparable earnings measure. The following discussion provides a summary of the 2013 and 2012 items which are discussed in more detail throughout our MD&A and within the Notes to Consolidated Financial Statements:

	Continuing Operations
	Earnings Before Income Taxes (EBT)	Earnings	Diluted Earnings per Share (EPS)
	(Dollars in thousands except per share amounts)
2013
EBT/Earnings/EPS from Continuing Operations	$368,895	$243,196	$4.63
Non-operating pension costs (1)	24,285	14,292	0.28
Pension settlement charges (2)	2,820	1,711	0.03
Restructuring and other recoveries, net (3)	(470)	(360)	(0.01)
Superstorm Sandy recoveries (4)	(600)	(374)	(0.01)
Foreign currency translation benefit (4)	(1,904)	(1,904)	(0.04)
Comparable (5)	$393,026	$256,561	$4.88

2012
EBT/Earnings/EPS from Continuing Operations	$303,117	$200,899	$3.91
Non-operating pension costs (1)	31,423	19,370	0.37
Restructuring and other charges, net (3)	8,070	5,263	0.11
Superstorm Sandy vehicle-related losses (4)	8,230	5,117	0.10
Acquisition-related transaction costs (4)	368	277	—
Charge related to tax law change in the U.K. (6)	—	856	0.02
Tax benefit associated with resolution of prior year tax item (6)	—	(4,967)	(0.10)
Comparable (5)	$351,208	$226,815	$4.41
_________________
(1) Includes the amortization of actuarial loss, interest cost and expected return on plan assets components of pension and post-retirement costs, which are tied to financial market performance. 2013 also includes $4 million ($2 million after-tax) or $0.05 charge related to an understatement of pension obligations. We consider these costs to be outside the operational performance of the business.
(2) Refer to Note 24, "Employee Benefit Plans," for further discussion.
(3) Refer to Note 5, "Restructuring and Other (Recoveries) Charges,” in the Notes to Consolidated Financial Statements for additional information.
(4) Refer to Note 26, “Other Items Impacting Comparability,” in the Notes to Consolidated Financial Statements.
(5) Non-GAAP financial measure. We believe comparable EBT, comparable earnings and comparable earnings per diluted common share all from continuing operations measures provide useful information to investors because they exclude non-operating pension costs, which we consider to be those impacted by financial market performance and outside the operational performance of the business, and other significant items that are unrelated to our ongoing business operations.
(6) See Note 14, "Income Taxes,” in the Notes to Consolidated Financial Statements for additional information.

Excluding the items listed above, comparable earnings from continuing operations increased 13% to $257 million in 2013 and increased 18% to $227 million in 2012. Comparable EPS from continuing operations increased 11% to $4.88 per diluted common share in 2013 and 19% to $4.41 per diluted common share in 2012. EBT growth exceeded the EPS growth during 2013 because the average number of shares outstanding has increased 3% over prior year reflecting the impact of stock issuances under employee stock option and stock purchase plans.
Net earnings (including discontinued operations) increased 13% in 2013 to $238 million or $4.53 per diluted common share.
Cash provided by operating activities from continuing operations increased to $1.22 billion in 2013 compared with $1.13 billion in 2012 reflecting reduced working capital needs and higher earnings. Free cash flow from continuing operations was negative $386 million in 2013 compared to negative $384 million in 2012. The slight decline in free cash flow was driven by a $130 million sale-lease back transaction in the prior year partially offset by higher cash from operating activities. We made pension contributions of approximately $96 million and increased our annual dividend by 10% to $1.36 per share of common stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Capital expenditures (accrual basis) increased 1% to $2.18 billion in 2013 reflecting higher investments to fulfill contractual sales made to customers growing and renewing their fleets offset by planned lower investments in the commercial rental fleet. Our debt balance increased 10% to $4.19 billion at December 31, 2013 due to negative free cash flow. Our debt to equity ratio decreased to 221% from 260% in 2012. Our total obligations (including off-balance sheet debt) to equity ratio also decreased to 226% from 270% in 2012.

 2014 Outlook
Looking ahead to 2014, we expect to build on our strong 2013 performance with accelerating revenue growth and double-digit earnings improvement. We anticipate revenue growth in all product lines. Based on recent sales results and trends, we anticipate continued growth in our lease fleet with a higher number of vehicles under long-term contracts with customers. We are forecasting another year of record earnings per share, driven by improved performance in contractual full service lease and supply chain solutions, as well as commercial rental. We also expect increasing contributions from new products including our on-demand maintenance and natural gas vehicle offerings. In addition, we anticipate depreciation benefits associated with strong used vehicle pricing realized over the past few years. These earnings improvements will be partially offset by a higher tax rate due to increased earnings in higher tax rate jurisdictions. Our strong earnings growth will also allow us to make strategic investments in the business to drive future growth. Lastly, with our leverage ratio now at the low end of our target range, we will begin implementing our recently announced anti-dilutive share repurchase program to deliver additional value to our shareholders.
We forecast full-year 2014 comparable earnings from continuing operations to be in the range of $5.30 to $5.45 per diluted share, up 9% to 12% from $4.88 per diluted share in 2013. Full-year earnings comparisons exclude non-operating pension costs of $0.15 per diluted share in 2014 and $0.28 per diluted share in 2013. Total revenue for the full-year 2014 is forecast to be approximately $6.8 billion, up 5% from $6.4 billion in 2013. Operating revenue (revenue excluding FMS fuel and all subcontracted transportation) for the full-year 2014 is forecast to be approximately $5.6 billion, up 6% from $5.3 billion in 2013.
ACQUISITIONS
We completed the following acquisitions from 2011 to 2012 (there were no acquisitions in 2013), under which we acquired a company’s fleet and contractual customers. The acquisitions operate under Ryder’s name and complement our existing market coverage and service network. The results of these acquisitions have been included in our consolidated results since the dates of acquisition. See Note 3, “Acquisitions,” for further discussion.

Company Acquired	Date	Vehicles	Contractual Customers	Segment	Market
Euroway Ltd.	August 1, 2012	1,360	60	FMS	U.K.
Hill Hire plc	June 8, 2011	13,700	400	FMS	U.K.
B.I.T. Leasing	April 1, 2011	490	130	FMS	California
The Scully Companies	January 28, 2011	2,100	200	FMS/SCS	Western U.S.
Carmenita Leasing, Inc.	January 10, 2011	190	60	FMS	California

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

FULL YEAR CONSOLIDATED RESULTS

				Change
	2013	2012	2011	2013/2012	2012/2011
	(Dollars in thousands, except per share amounts)
Total revenue	$6,419,285	6,256,967	6,050,534	3%	3%
Operating revenue (1)	5,270,494	5,066,322	4,814,557	4	5
Pre-tax earnings from continuing operations	$368,895	303,117	279,387	22	8
Earnings from continuing operations	243,196	200,899	171,368	21	17
Net earnings	237,792	209,979	169,777	13	24
Earnings per common share — Diluted
Continuing operations	$4.63	3.91	3.31	18%	18%
Net earnings	4.53	4.09	3.28	11%	25%
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

Revenue and cost of revenue by source
Total revenue increased 3% in 2013 to $6.42 billion and increased 3% in 2012 to $6.26 billion. Operating revenue (revenue excluding FMS fuel and all subcontracted transportation) increased 4% in 2013 to $5.27 billion and increased 5% in 2012 to $5.07 billion. The following table summarizes the components of the change in revenue on a percentage basis versus the prior year:

	2013		2012
	Total	Operating	Total	Operating
Organic including price and volume	3%	4%	2%	3%
Acquisitions	—	—	1	2
Total increase	3%	4%	3%	5%
See “Full Year Operating Results by Business Segment” for a further discussion of the revenue impact from organic growth and acquisitions.
Lease and Rental

				Change
	2013	2012	2011	2013/2012	2012/2011
	(Dollars in thousands)
Lease and rental revenues	$2,770,026	2,695,376	2,553,877	3%	6%
Cost of lease and rental	1,915,736	1,890,659	1,746,057	1%	8%
Gross margin	854,290	804,717	807,820	6%	—%
Gross margin %	31%	30%	32%
Lease and rental revenues represent full service lease and commercial rental product offerings within our FMS business segment. Revenues increased 3% in 2013 to $2.77 billion and increased 6% in 2012 to $2.70 billion. In 2013, the increase was primarily driven by higher prices on full service lease vehicles and, to a lesser extent, higher commercial rental revenue. Commercial rental revenue increased due to an improvement in rental pricing (up 3% in 2013) partially offset by lower demand in the U.K. In 2012, the increase was primarily driven by higher prices on lease and commercial rental vehicles, organic full service lease fleet growth and the impact of the Hill Hire acquisition partially offset by lower commercial rental demand.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Cost of lease and rental represents the direct costs related to lease and rental revenues. These costs are comprised of depreciation of revenue earning equipment, maintenance costs (primarily repair parts and labor), and other fixed costs such as licenses, insurance and operating taxes. Cost of lease and rental excludes interest costs from vehicle financing. Cost of lease and rental increased 1% in 2013 to $1.92 billion and increased 8% in 2012 to $1.89 billion. In 2013, the change was due to increased maintenance costs and depreciation from higher lease vehicle investments, partially offset by lower depreciation of $30 million from changes in the residual value policy and a smaller average rental fleet (down 6% in 2013). The increased costs in 2012 were due to the growth in the lease fleet and refreshment of the lease and rental fleets partially offset by lower depreciation of $18 million from changes in the residual value policy.
Gross margin increased to $854 million and gross margin as a percentage of revenue increased to 31% in 2013. The increase was due to higher per-vehicle pricing, benefits from improved vehicle residual values and increased utilization on a smaller average rental fleet. Gross margin declined slightly to $805 million and gross margin as a percentage of revenue declined to 30% in 2012. The slight decline in 2012 was a result of lower commercial rental performance from lower fleet utilization partially offset by the impact of the Hill Hire acquisition and improved full service lease performance.
Services

				Change
	2013	2012	2011	2013/2012	2012/2011
	(Dollars in thousands)
Services revenue	$2,819,673	2,707,013	2,609,174	4%	4%
Cost of services	2,366,820	2,274,118	2,186,353	4%	4%
Gross margin	452,853	432,895	422,821	5%	2%
Gross margin %	16%	16%	16%
Services revenue represents all the revenues associated with our SCS business segment as well as contract maintenance, contract-related maintenance and other services associated with our FMS business segment. Services revenue increased 4% in 2013 to $2.82 billion and increased 4% in 2012 to $2.71 billion. In 2013, the revenue increase was primarily due to new business and higher volumes in our SCS business segment, especially around dedicated services, and higher contract-related maintenance revenue in our FMS business segment. In 2012, the revenue increase was primarily driven by increased volumes and new business in our SCS automotive sector and higher fuel costs passed through to our SCS segment customers.
Cost of services represents the direct costs related to services revenue and is primarily comprised of salaries and employee-related costs, SCS subcontracted transportation (purchased transportation from third parties) and maintenance costs. Cost of services increased 4% in 2013 to $2.37 billion and increased 4% in 2012 to $2.27 billion. In 2013 and 2012, the cost increase was due to an increase in revenue. The increase in 2012 also reflects higher medical benefit costs as well as $8 million of vehicle-related losses from Superstorm Sandy.
Services gross margin increased 5% to $453 million in 2013 and increased 2% to $433 million in 2012 primarily due to higher revenue. Services gross margin as a percentage of revenue remained at 16% in 2013 and 2012.
Fuel

				Change
	2013	2012	2011	2013/2012	2012/2011
	(Dollars in thousands)
Fuel services revenue	$829,586	854,578	887,483	(3)%	(4)%
Cost of fuel services	814,058	838,673	873,466	(3)%	(4)%
Gross margin	15,528	15,905	14,017	(2)%	13%
Gross margin %	2%	2%	2%
Fuel services revenue decreased 3% in 2013 to $830 million and decreased 4% in 2012 to $855 million. In 2013, the revenue decrease was due to lower fuel prices passed through to customers. In 2012, the decrease in revenue was due to fewer gallons sold partially offset by higher fuel prices passed through to customers.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Cost of fuel services includes the direct costs associated with providing our customers with fuel. These costs include fuel, salaries and employee-related costs of fuel island attendants and depreciation of our fueling facilities and equipment. Cost of fuel decreased 3% in 2013 to $814 million and decreased 4% in 2012 to $839 million. In 2013, the cost decrease was due to lower fuel prices. In 2012, the cost decrease was due to fewer gallons sold.
Fuel services gross margin decreased 2% in 2013 and increased 13% to $16 million in 2012. Fuel is largely a pass-through to customers for which we realize minimal changes in margin during periods of steady market fuel prices. However, fuel services margin is impacted by sudden increases or decreases in market fuel prices during a short period of time as customer pricing for fuel is established based on market fuel costs. Fuel services gross margin as a percentage of revenue remained at 2% in 2013 and 2012.

				Change
	2013	2012	2011	2013/2012	2012/2011
	(In thousands)
Other operating expenses	$137,916	135,904	129,180	1%	5%
Other operating expenses includes costs related to our owned and leased facilities within the FMS business segment such as depreciation, rent, insurance, utilities and taxes. These facilities are utilized to provide maintenance to our lease, rental, contract maintenance and fleet support services customers. Other operating expenses also include the costs associated with used vehicle sales such as writedowns of used vehicles to fair market value and facilities costs. Other operating expenses increased 1% to $138 million in 2013 due to higher maintenance costs on FMS facilities and higher insurance costs partially offset by lower operating property depreciation. Other operating expenses increased 5% to $136 million in 2012 due to higher writedowns on vehicles held for sale of $10 million.

				Change
	2013	2012	2011	2013/2012	2012/2011
	(Dollars in thousands)
Selling, general and administrative expenses (SG&A)	$790,681	766,704	771,244	3%	(1)%
Percentage of total revenue	12%	12%	13%
Percentage of operating revenue	15%	15%	16%
SG&A expenses increased 3% to $791 million in 2013 and decreased 1% to $767 million in 2012. SG&A expenses as a percent of total revenue remained at 12% in 2013 and decreased to 12% in 2012. The increase in SG&A expenses in 2013 reflect planned investments in information technology and higher compensation-related expenses. The decrease in SG&A expenses in 2012 reflect lower incentive-based compensation of $31 million partially offset by higher pension expense and commissions from new sales activity as well as an increase in salaries and employee-related costs from organic growth and acquisitions. Pension expense, which primarily impacts SG&A expenses, decreased $1 million in 2013 and increased $15 million in 2012. The decrease in pension expense in 2013 primarily reflects higher than expected pension asset returns in 2012 as well as contributions, partially offset by a lower discount rate at December 31, 2012 and 2013 and pension settlement charges of $3 million. In addition, in the fourth quarter of 2013, we determined certain census data used to actuarially determine the value of our pension benefit obligations for the years 1998 to 2012 was inaccurate. We recorded a one-time, non-cash charge of $4 million to adjust our pension benefit obligation. The impact of revising our pension benefit obligation was not material to our consolidated financial statements in any individual prior period, and the cumulative amount is not material to 2013 results. The increase in pension expense in 2012 primarily reflects lower than expected pension asset returns in 2011 and lower assumed returns in 2012.

				Change
	2013	2012	2011	2013/2012	2012/2011
	(In thousands)
Gains on vehicle sales, net	$96,175	89,108	62,879	8%	42%
Gains on vehicle sales, net increased 8% to $96 million in 2013 due to higher sales volume and higher average proceeds per unit. Increased sales volume in 2013 (up 5%) reflects higher average used vehicle inventories and improved sales performance. Used vehicle sales inventory dropped 14% to 7,900 at December 31, 2013. Global average proceeds per unit increased 1% in 2013 reflecting an increase in average truck proceeds per unit partially offset by modestly lower average tractor proceeds per unit. Gains on vehicle sales, net increased 42% to $89 million in 2012 due to higher sales volume and improved pricing.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

				Change
	2013	2012	2011	2013/2012	2012/2011
	(Dollars in thousands)
Interest expense	137,196	140,557	133,164	(2)%	6%
Effective interest rate	3.5%	3.8%	4.3%
Interest expense decreased 2% to $137 million in 2013 and increased 6% to $141 million in 2012. The decrease in 2013 was due to a lower effective interest rate partially offset by higher average outstanding debt. The lower effective interest rate in 2013 primarily reflects the replacement of higher interest rate debt with debt issuances at lower rates. The increase in average outstanding debt reflects capital spending over the last twelve months. In 2012, the increase reflects higher average outstanding debt partially offset by a lower effective interest rate.

	2013	2012	2011
	(In thousands)
Miscellaneous income, net	$15,372	11,727	9,093
Miscellaneous income, net consists of investment income on securities held to fund certain benefit plans, interest income, gains and losses from sales of property, foreign currency transaction gains, and non-operating items. Miscellaneous income, net improved $4 million in 2013 primarily from higher investment income from securities used to fund certain benefit plans and insurance recoveries, including business interruption claims primarily related to Superstorm Sandy. In addition, miscellaneous income, net increased due to a benefit from the recognition of the accumulated currency translation adjustment in a foreign operation partially offset by lower gains on sales of property. Miscellaneous income, net improved $3 million in 2012 primarily due to insurance-related recoveries and higher income on investment securities.

	2013	2012	2011
	(In thousands)
Restructuring and other (recoveries) charges, net	$(470)	8,070	3,655
Refer to Note 5, “Restructuring and Other (Recoveries) Charges” in the Notes to Consolidated Financial Statements for a discussion of these (recoveries) charges.

				Change
	2013	2012	2011	2013/2012	2012/2011
	(Dollars in thousands)
Provision for income taxes	$125,699	102,218	108,019	23%	(5)%
Effective tax rate from continuing operations	34.1%	33.7%	38.7%
Our provision for income taxes and effective income tax rates are impacted by such items as enacted tax law changes, settlement of tax audits and the reversal of reserves for uncertain tax positions due to the expiration of statutes of limitation. In the aggregate, these items reduced the effective rate by 1.6% in 2012 and increased the effective rate by 2.6% in 2011. These items did not have a significant impact on the effective rate in 2013. Excluding these items, our effective tax rate in 2013 and 2012 benefited from lower foreign tax rates. In 2012, our effective tax rate also benefited from a higher proportionate amount of earnings in lower tax rate jurisdictions.
On January 2, 2013, the U.S. enacted the American Taxpayer Relief Act of 2012. This enactment along with the 2010 Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act (collectively, the “Acts”) expanded and extended bonus depreciation to qualified property placed in service during 2010 through 2013. These changes will continue to significantly reduce our U.S. federal tax payments through 2017.

	2013	2012	2011
	(In thousands)
(Loss) Earnings from discontinued operations, net of tax	$(5,404)	9,080	(1,591)
Refer to Note 4, “Discontinued Operations,” in the Notes to Consolidated Financial Statements for a discussion of results from discontinued operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

FULL YEAR OPERATING RESULTS BY BUSINESS SEGMENT

				Change
	2013	2012	2011	2013/2012	2012/2011
	(In thousands)
Revenue:
Fleet Management Solutions	$4,494,686	4,405,325	4,218,330	2%	4%
Supply Chain Solutions	2,383,063	2,280,586	2,206,038	4	3
Eliminations	(458,464)	(428,944)	(373,834)	(7)	(15)
Total	$6,419,285	6,256,967	6,050,534	3%	3%

Operating Revenue:
Fleet Management Solutions	$3,424,485	3,321,150	3,135,857	3%	6%
Supply Chain Solutions	2,063,858	1,944,518	1,857,544	6	5
Eliminations	(217,849)	(199,346)	(178,844)	(9)	(11)
Total	$5,270,494	5,066,322	4,814,557	4%	5%

EBT:
Fleet Management Solutions	$344,049	307,628	265,691	12%	16%
Supply Chain Solutions	129,959	115,193	104,898	13	10
Eliminations	(35,489)	(29,265)	(24,212)	(21)	(21)
	438,519	393,556	346,377	11	14
Unallocated Central Support Services	(45,493)	(42,348)	(42,549)	(7)	—
Non-operating pension costs	(24,285)	(31,423)	(18,652)	23	(68)
Restructuring and other recoveries (charges), net and other items	154	(16,668)	(5,789)	NM	NM
Earnings from continuing operations before income taxes	$368,895	303,117	279,387	22%	8%

As part of management’s evaluation of segment operating performance, we define the primary measurement of our segment financial performance as “Earnings Before Tax” (EBT) from continuing operations, which includes an allocation of Central Support Services (CSS), and excludes non-operating pension costs, restructuring and other (recoveries) charges, net, as described in Note (5), “Restructuring and Other (Recoveries) Charges,” and the items discussed in Note (26), “Other Items Impacting Comparability,” in the Notes to Consolidated Financial Statements.
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
Our FMS segment leases revenue earning equipment and provides fuel, maintenance and other ancillary services to our SCS segment. Inter-segment revenue and EBT are accounted for at rates similar to those executed with third parties. EBT related to inter-segment equipment and services billed to customers (equipment contribution) are included in both FMS and SCS and then eliminated (presented as “Eliminations”). Refer to Note 29, "Segment Reporting" in the Notes to Consolidated Financial Statements for additional information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

The following table provides a reconciliation of items excluded from our segment EBT measure to their classification within our Consolidated Statements of Earnings:

Description	Consolidated Statements of Earnings Line Item	2013	2012	2011
		(In thousands)
Severance and employee-related benefit (costs) (1)	Restructuring and other charges	$470	(7,205)	(3,162)
Contract termination costs (1)	Restructuring and other charges	—	(865)	(493)
Restructuring and other recoveries (charges), net		470	(8,070)	(3,655)
Superstorm Sandy recoveries (losses)(2)	Cost of services	600	(8,230)	—
Non-operating pension costs	SG&A	(24,285)	(31,423)	(18,652)
Foreign currency translation benefit (2)	Miscellaneous income	1,904	—	—
Acquisition transaction costs (2)	SG&A	—	(368)	(2,134)
Pension settlement charge (3)	SG&A	(2,820)	—	—
		$(24,131)	(48,091)	(24,441)
________________

(1)	See Note 5, “Restructuring and Other (Recoveries) Charges,” in the Notes to Consolidated Financial Statements for additional information.

(2)	See Note 26, “Other Items Impacting Comparability,” in the Notes to Consolidated Financial Statements for additional information.

(3)	See Note 24, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements for additional information.

Fleet Management Solutions

				Change
	2013	2012	2011	2013/2012	2012/2011
	(Dollars in thousands)
Full service lease	$2,177,419	2,102,212	1,996,273	4%	5%
Contract maintenance	180,282	187,229	182,282	(4)	3
Contractual revenue	2,357,701	2,289,441	2,178,555	3	5
Commercial rental	789,496	772,799	722,557	2	7
Contract-related maintenance	205,258	186,955	165,621	10	13
Other	72,030	71,955	69,124	—	4
Operating revenue (1)	3,424,485	3,321,150	3,135,857	3	6
Fuel services revenue	1,070,201	1,084,175	1,082,473	(1)	—
Total revenue	$4,494,686	4,405,325	4,218,330	2%	4%

Segment EBT	$344,049	307,628	265,691	12%	16%

Segment EBT as a % of total revenue	7.7%	7.0%	6.3%	70 bps	70 bps

Segment EBT as a % of operating revenue (1)	10.0%	9.3%	8.5%	70 bps	80 bps
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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Total revenue increased 2% in 2013 to $4.49 billion and increased 4% in 2012 to $4.41 billion. Operating revenue (revenue excluding fuel) increased 3% in 2013 to $3.42 billion and increased 6% in 2012 to $3.32 billion. The following table summarizes the components of the change in revenue on a percentage basis versus the prior year:

	2013		2012
	Total	Operating	Total	Operating
Organic including price and volume	2%	3%	2%	4%
Acquisitions	—	—	2	2
Total increase	2%	3%	4%	6%
2013 versus 2012
Full service lease revenue increased 4% in 2013 primarily reflecting higher prices on new and replacement vehicles. The higher pricing on new and replacement vehicles was driven by higher costs on new engine technology. The average number of full service lease vehicles increased slightly from the prior year. We expect favorable full service lease comparisons to continue next year primarily due to strong sales activity in the second half of 2013. Commercial rental revenue increased 2% in 2013 reflecting increased global rental pricing (up 3% in 2013) and increased demand in the U.S. partially offset by lower demand in the U.K. We expect favorable commercial rental comparisons next year driven by increased global pricing and increased demand. Contract-related maintenance revenue increased 10% in 2013 due primarily to our new on-demand maintenance product initiative and the benefit of a prior year acquisition. Contract maintenance revenue decreased 4% in 2013 due to a higher proportion of trailer maintenance contract sales. Fuel services revenue declined 1% in 2013 due to lower prices passed through to customers.
FMS EBT increased 12% in 2013 to $344 million primarily due to improved full service lease performance and the benefit of $30 million of lower depreciation due to residual value policy changes implemented January 1, 2013. Full service lease comparisons also benefited from maintenance cost savings due to a younger fleet. Commercial rental performance improved 6% in 2013 from the prior year reflecting higher pricing and increased fleet utilization partially offset by lower performance in the U.K. Rental power fleet utilization was 78.3% in 2013, up from 74.9% in 2012. Used vehicle sales results also improved due to stronger volumes partially offset by lower proceeds per unit.
2012 versus 2011
Full service lease revenue increased 5% in 2012 reflecting higher prices on replacement vehicles and organic fleet growth as well as the impact of the Hill Hire acquisition. The higher pricing on new and replacement vehicles was driven by higher costs on new engine technology. Commercial rental revenue increased 7% in 2012 reflecting higher pricing (up 4% in 2012) as well as the impact of the Hill Hire acquisition. Fuel services revenue was $1.08 billion in 2012, unchanged from prior year, as higher fuel prices passed through to customers were offset by fewer gallons sold.
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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

The following table provides commercial rental statistics on our global fleet:

				Change
	2013	2012	2011	2013/2012	2012/2011
	(Dollars in thousands)
Rental revenue from non-lease customers	$463,890	442,520	434,043	5%	2%
Rental revenue from lease customers (1)	$325,606	330,279	288,514	(1)%	14%
Average commercial rental power fleet size – in service (2), (3)	28,900	30,200	28,500	(4)%	6%
Commercial rental utilization – power fleet	78.3%	74.9%	77.6%	340 bps	(270) bps
______________

(1)	Represents revenue from rental vehicles provided to our existing full service lease customers, generally during peak periods in their operations.

(2)	Number of units rounded to nearest hundred and calculated using average counts.

(3)	Fleet size excluding trailers.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Our global fleet of owned and leased revenue earning equipment and contract maintenance vehicles is summarized as follows (number of units rounded to the nearest hundred):
				Change
	2013	2012	2011	2013/2012	2012/2011
End of period vehicle count
By type:
Trucks(1)	68,700	68,800	68,400	—%	1%
Tractors (2)	60,200	58,800	55,700	2	6
Trailers (3), (4)	41,700	42,700	43,300	(2)	(1)
Other	1,500	2,200	2,500	(32)	(12)
Total	172,100	172,500	169,900	—%	2%

By ownership:
Owned	169,000	168,000	166,500	1%	1%
Leased	3,100	4,500	3,400	(31)	32
Total	172,100	172,500	169,900	—%	2%

By product line: (4)
Full service lease	122,900	122,400	121,000	—%	1%
Commercial rental	38,200	38,000	39,600	1	(4)
Service vehicles and other	3,100	2,900	3,000	7	(3)
Active units	164,200	163,300	163,600	1	—
Held for sale	7,900	9,200	6,300	(14)	46
Total	172,100	172,500	169,900	—	2
Customer vehicles under contract maintenance	37,400	37,800	35,300	(1)	7
Total vehicles under service	209,500	210,300	205,200	—%	2%

Average vehicle count
By product line:
Full service lease	121,400	121,900	116,200	—%	5%
Commercial rental	37,700	40,100	36,600	(6)	10
Service vehicles and other	3,000	2,900	2,900	3	—
Active units	162,100	164,900	155,700	(2)	6
Held for sale	9,100	8,800	5,200	3	69
Total	171,200	173,700	160,900	(1)	8
Customer vehicles under contract maintenance	37,700	36,500	34,100	3%	7%
__________________

(1)	Generally comprised of Class 1 through Class 6 type vehicles with a Gross Vehicle Weight (GVW) up to 26,000 pounds.

(2)	Generally comprised of over the road on highway tractors and are primarily comprised of Classes 7 and 8 type vehicles with a GVW of over 26,000 pounds.

(3)	Generally comprised of dry, flatbed and refrigerated type trailers.

(4)
Includes 7,700 trailers (5,000 full service lease and 2,700 commercial rental), 9,400 trailers (6,200 full service lease and 3,200 commercial rental) and 10,000 trailers (6,600 full service lease and 3,400 commercial rental) as of December 31, 2013, 2012 and 2011, respectively, primarily acquired as part of the Hill Hire acquisition.

Note:	Average vehicle counts were computed using 24-point average based on monthly information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

The totals in the previous table include the following non-revenue earning equipment for the global fleet (number of units rounded to the nearest hundred):

				Change
Number of Units	2013	2012	2011	2013/2012	2012/2011
Not yet earning revenue (NYE)	2,800	2,200	2,600	27%	(15)%
No longer earning revenue (NLE):
Units held for sale	7,900	9,200	6,300	(14)	46
Other NLE units	2,800	2,800	2,600	—	8
Total	13,500	14,200	11,500	(5)%	23%
NYE units represent new vehicles on hand that are being prepared for deployment to a lease customer or into the rental fleet. Preparations include activities such as adding lift gates, paint, decals, cargo area and refrigeration equipment. For 2013, the number of NYE units increased compared with prior year reflecting the timing of lease replacements and new sales activity. NLE units represent all vehicles held for sale and vehicles for which no revenue has been earned in the previous 30 days. Accordingly, these vehicles may be temporarily out of service, being prepared for sale or awaiting redeployment. For 2013, the number of NLE units decreased reflecting lower used vehicle inventories and increased commercial rental demand in North America. We expect NLE units to remain at similar levels in 2014.
Supply Chain Solutions

				Change
	2013	2012	2011	2013/2012	2012/2011
	(Dollars in thousands)
Operating revenue:
Automotive	$573,367	563,493	469,245	2%	20%
High-tech	332,570	317,480	333,603	5	(5)
Retail and CPG	737,101	711,189	711,037	4	—
Industrial and other	420,820	352,356	343,659	19	3
Total operating revenue (1)	2,063,858	1,944,518	1,857,544	6	5
Subcontracted transportation	319,205	336,068	348,494	(5)	(4)
Total revenue	$2,383,063	2,280,586	2,206,038	4%	3%
Segment EBT	$129,959	115,193	104,898	13%	10%
Segment EBT as a % of total revenue	5.5%	5.1%	4.8%	40 bps	30 bps
Segment EBT as a % of operating revenue (1)	6.3%	5.9%	5.6%	40 bps	30 bps

Memo:
Dedicated services total revenue	$1,350,448	1,295,094	1,192,967	4%	9%
Dedicated services operating revenue (1) (2)	$1,211,959	1,137,379	1,027,192	7%	11%
Average fleet	12,000	11,500	11,100	4%	4%
Fuel costs (3)	$269,258	258,881	223,664	4%	16%
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

(2)	Dedicated services operating revenue excludes dedicated subcontracted transportation as follows: $138 million, $158 million and $166 million for 2013, 2012 and 2011, respectively.

(3)	Fuel costs are largely a pass-through to customers and therefore have a direct impact on revenue.

Total revenue increased 4% in 2013 to $2.38 billion and increased 3% in 2012 to $2.28 billion. Operating revenue (revenue excluding subcontracted transportation) increased 6% in 2013 to $2.06 billion and increased 5% in 2012 to $1.94 billion.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

The following table summarizes the components of the change in revenue on a percentage basis versus the prior year:

	2013		2012
	Total	Operating	Total	Operating
Organic including price and volume	4%	5%	1%	3%
Fuel cost pass-throughs	—	1	2	2
Total increase	4%	6%	3%	5%
We expect favorable revenue comparisons to continue next year primarily due to actual and planned new sales activity and higher volumes.
2013 versus 2012
SCS EBT increased 13% in 2013 to $130 million due to new business and increased sales volume. The earnings improvement also reflects unusually high medical benefit costs in the prior year and favorable insurance developments in the current year.
2012 versus 2011
SCS EBT increased 10% in 2012 to $115 million due to stronger earnings in the automotive sector and lower compensation-related expenses partially offset by higher medical benefit costs and lower results in the consumer packaged goods and high tech sectors.
Central Support Services

				Change
	2013	2012	2011	2013/2012	2012/2011
	(In thousands)
Human resources	$18,868	19,259	19,416	(2)%	(1)%
Finance	49,702	51,262	49,771	(3)	3
Corporate services and public affairs	14,896	14,132	12,964	5	9
Information technology	68,416	60,093	61,591	14	(2)
Health and safety	8,077	7,887	7,540	2	5
Other	50,303	41,369	51,378	22	(19)
Total CSS	210,262	194,002	202,660	8	(4)
Allocation of CSS to business segments	(164,769)	(151,654)	(160,111)	9	(5)
Unallocated CSS	$45,493	42,348	42,549	7%	—%
2013 versus 2012
Total CSS costs increased 8% in 2013 to $210 million due to planned higher investments in information technology initiatives and higher compensation-related expenses as a result of improved company performance. Unallocated CSS costs increased in 2013 to $45 million due to higher compensation-related expenses.
2012 versus 2011
Total CSS costs decreased 4% in 2012 to $194 million due to lower compensation-related expenses. Unallocated CSS costs decreased slightly in 2012 to $42 million due to lower compensation-related expenses offset by higher professional fees and medical benefits.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

FOURTH QUARTER CONSOLIDATED RESULTS

	Three months ended December 31,		Change
	2013	2012	2013/2012
	(Dollars in thousands, except per share amounts)
Total revenue	$1,617,729	1,583,536	2%
Operating revenue	1,344,709	1,287,571	4

Pre-tax earnings from continuing operations	$97,627	81,840	19%
Pre-tax comparable earnings	107,969	97,917	10
Earnings from continuing operations	65,944	54,945	20
Net earnings	64,607	53,844	20

Earnings per common share — Diluted
Continuing operations	$1.24	1.07	16%
Comparable earnings	$1.35	1.26	7
Net earnings	$1.22	1.05	16
Revenue
Total revenue increased 2% in the fourth quarter of 2013 to $1.62 billion. Operating revenue (revenue excluding FMS fuel and all subcontracted transportation) increased 4% in the fourth quarter of 2013 to $1.34 billion. The following table summarizes the components of the change in revenue on a percentage basis versus the prior year:

	Three months ended December 31, 2013
	Total	Operating
Organic including price and volume	3%	4%
Fuel	(1)	—
Total increase	2%	4%
EBT
EBT increased 19% in the fourth quarter of 2013 to $98 million. The increase in EBT was primarily driven by strong performance in both the FMS and SCS business segments. See “Fourth Quarter Operating Results by Business Segment” for further discussion of operating results.
Earnings and Diluted Earnings Per Share (EPS) from Continuing Operations
Earnings from continuing operations increased 20% to $66 million and EPS from continuing operations increased 16% to $1.24 per diluted common share in the fourth quarter of 2013. Earnings and EPS from continuing operations in the fourth quarter of 2013 included $5 million, or $0.10 per diluted common share, of non-operating pension costs. Earnings and EPS from continuing operations in the fourth quarter of 2012 included $5 million, or $0.10 per diluted common share, of Superstorm Sandy vehicle-related losses. Excluding these items and other nominal restructuring and other items, comparable earnings and EPS from continuing operations increased 11% to $72 million and 7% to $1.35 per diluted common share, respectively.
We believe that comparable EBT, comparable earnings from continuing operations and comparable EPS from continuing operations measures provide useful information to investors because they exclude non-operating pension costs, which we consider to be those impacted by financial market performance and outside the operational performance of the business, and other significant items that are unrelated to our ongoing business operations. See Note 26, “Other Items Impacting Comparability,” for information regarding items excluded from the 2013 results.

Net Earnings and EPS
Net earnings increased 20% in the fourth quarter of 2013 to $65 million or $1.22 per diluted common share. Net earnings in the fourth quarter were impacted by losses from discontinued operations of $1 million in both 2013 and 2012. The losses from discontinued operations were due to adverse legal developments and professional and administrative fees associated with our discontinued South American operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

FOURTH QUARTER OPERATING RESULTS BY BUSINESS SEGMENT

	Three months ended December 31,		Change
	2013	2012	2013/2012
	(In thousands)
Revenue:
Fleet Management Solutions	$1,135,479	1,117,679	2%
Supply Chain Solutions	598,657	575,254	4
Eliminations	(116,407)	(109,397)	(6)
Total	$1,617,729	1,583,536	2%
Operating Revenue:
Fleet Management Solutions	$875,722	849,457	3%
Supply Chain Solutions	525,881	489,113	8
Eliminations	(56,894)	(50,999)	(12)
Total	$1,344,709	1,287,571	4%
EBT:
Fleet Management Solutions	$98,209	86,044	14%
Supply Chain Solutions	32,948	31,010	6
Eliminations	(9,707)	(8,637)	(12)
	121,450	108,417	12
Unallocated Central Support Services	(13,481)	(10,500)	(28)
Non-operating pension costs	(8,952)	(7,858)	(14)
Restructuring and other charges, net and other items	(1,390)	(8,219)	NM
Earnings from continuing operations before income taxes	$97,627	81,840	19%
Fleet Management Solutions
Total revenue increased 2% to $1.14 billion in the fourth quarter of 2013. Operating revenue (revenue excluding fuel) increased 3% in the fourth quarter of 2013 to $876 million. The following table summarizes the components of the change in revenue on a percentage basis versus the prior year.

	Three months ended December 31, 2013
	Total	Operating
Organic including price and volume	3%	3%
FMS fuel	(1)	—
Total increase	2%	3%
Fuel services revenue decreased 3% in the fourth quarter of 2013 due to lower fuel prices passed through to customers. Full service lease revenue increased 3% in the fourth quarter of 2013 primarily reflecting higher prices on replacement vehicles. The higher pricing on replacement vehicles was driven by increased costs on new engine technology. The quarter-end lease fleet grew by 2,100 vehicles sequentially versus last quarter, reflecting stronger than expected sales activity. Commercial rental revenue increased 6% in the fourth quarter of 2013 reflecting increased global rental pricing and increased demand.

FMS EBT increased 14% in the fourth quarter of 2013 to $98 million primarily due to improved used vehicle sales results, strong commercial rental performance and better full service lease results partially offset by higher compensation-related expenses. Used vehicle sales results improved due to higher sales volumes and increased pricing. The improvement in commercial rental was driven by higher pricing and increased demand in the U.S. Rental power fleet utilization increased to 78.9% for the fourth quarter of 2013 from 78.2% in the year-earlier period. Full service lease results improved primarily due to lower depreciation from changes in the residual value policy, as well as higher prices on lease vehicles.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Supply Chain Solutions
Total revenue increased 4% in the fourth quarter of 2013 to $599 million. Operating revenue (revenue excluding subcontracted transportation) increased 8% in the fourth quarter of 2013 to $526 million. The following table summarizes the components of the change in revenue on a percentage basis versus the prior year:

	Three months ended December 31, 2013
	Total	Operating
Organic including price and volume	6%	8%
Subcontracted transportation	(1)	—
Foreign exchange	(1)	—
Total increase	4%	8%
SCS EBT increased 6% in the fourth quarter of 2013 to $33 million due to new business and increased sales volume. The earnings improvement was partially offset by $1 million in costs incurred for legal claims.
Central Support Services
Total CSS costs increased 14% in the fourth quarter of 2013 to $56 million primarily due to planned investments in information technology initiatives. Unallocated CSS costs increased 28% in the fourth quarter of 2013 to $13 million primarily due to higher compensation-related expenses and increased spending on public affairs.

FINANCIAL RESOURCES AND LIQUIDITY
Cash Flows
The following is a summary of our cash flows from operating, financing and investing activities from continuing operations:

	2013	2012	2011
	(In thousands)
Net cash provided by (used in):
Operating activities	$1,223,082	1,134,124	1,041,956
Financing activities	393,635	333,805	504,202
Investing activities	(1,621,654)	(1,504,273)	(1,657,172)
Effect of exchange rate changes on cash	5,558	1,344	3,219
Net change in cash and cash equivalents	$621	(35,000)	(107,795)

Cash provided by operating activities from continuing operations increased to $1.22 billion in 2013 compared with $1.13 billion in 2012 reflecting reduced working capital needs and higher earnings. The reduced working capital needs were primarily driven by lower payments to vendors within trade accounts payable. Cash provided by financing activities increased to $394 million in 2013 from $334 million in 2012 as a result of higher stock issuances. Cash used in investing activities increased to $1.62 billion in 2013 compared with $1.50 billion in 2012 primarily due to proceeds from a sale-leaseback transaction completed in 2012.
Cash provided by operating activities from continuing operations increased to $1.13 billion in 2012 compared with $1.04 billion in 2011 because of higher earnings. Cash provided by financing activities decreased to $334 million in 2012 from $504 million in 2011 due to lower borrowing needs to fund acquisitions and capital spending. Cash used in investing activities decreased to $1.50 billion in 2012 compared with $1.66 billion in 2011 primarily due to lower acquisition-related spending partially offset by higher vehicle capital spending.

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
The following table shows the sources of our free cash flow computation:

	2013	2012	2011
	(In thousands)
Net cash provided by operating activities	$1,223,082	1,134,124	1,041,956
Sales of revenue earning equipment	445,589	405,440	290,336
Sales of operating property and equipment	6,782	7,350	9,905
Collections on direct finance leases	70,677	71,897	62,224
Sale and leaseback of revenue earning equipment	—	130,184	37,395
Insurance recoveries	8,173	—	—
Total cash generated	1,754,303	1,748,995	1,441,816
Purchases of property and revenue earning equipment	(2,140,464)	(2,133,235)	(1,698,589)
Free cash flow	$(386,161)	(384,240)	(256,773)

Free cash flow decreased slightly to negative $386 million in 2013 compared with negative $384 million in 2012 as the impacts of higher cash flows from operations in 2013 were offset by proceeds from the sale-leaseback transaction completed in 2012. Free cash flow decreased to negative $384 million in 2012 compared with negative $257 million in 2011 primarily due to higher vehicle capital spending partially offset by higher proceeds from sale (and lease-back) of revenue earning equipment. We expect free cash flow in 2014 to improve to negative $300 million.
Capital expenditures are generally used to purchase revenue earning equipment (trucks, tractors and trailers) within our FMS segment. These expenditures primarily support the full service lease and the commercial rental product lines. The level of capital required to support the full service lease product line varies directly with the customer contract signings for replacement vehicles and growth. These contracts are long-term agreements that result in predictable cash flows typically over a three to seven year term for trucks and tractors and ten years for trailers. The commercial rental product line utilizes capital for the purchase of vehicles to replenish and expand the fleet available for shorter-term use by contractual or occasional customers. Operating property and equipment expenditures primarily relate to FMS and SCS spending on items such as vehicle maintenance facilities and equipment, computer and telecommunications equipment, investments in technologies, and warehouse facilities and equipment.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

The following is a summary of capital expenditures:

	2013	2012	2011
	(In thousands)
Revenue earning equipment:
Full service lease	$1,823,320	1,548,318	1,067,025
Commercial rental	275,023	542,301	622,181
	2,098,343	2,090,619	1,689,206
Operating property and equipment	85,866	70,144	70,673
Total capital expenditures (1)	2,184,209	2,160,763	1,759,879
Changes in accounts payable related to purchases of revenue earning equipment	(43,745)	(27,528)	(61,290)
Cash paid for purchases of property and revenue earning equipment	$2,140,464	2,133,235	1,698,589
_____________

(1)
Non-cash additions exclude approximately $6 million, $1 million and $2 million in 2013, 2012 and 2011, respectively, in assets held under capital leases resulting from the extension of existing operating leases and other additions. Capital expenditures also exclude non-cash additions of approximately $20 million in 2012 and $37 million in 2011 in assets held under capital leases resulting from the Euroway acquisition in 2012 and a sale-leaseback transaction in 2011.

Capital expenditures (accrual basis) increased 1% to $2.18 billion in 2013 reflecting investments to fulfill contractual sales made to customers renewing and growing their full service lease fleets with us. Capital expenditures (accrual basis) increased 23% to $2.16 billion in 2012 reflecting higher lease spending partially offset by lower commercial rental spending. We expect capital expenditures to remain at $2.2 billion in 2014, reflecting a reduction in full service lease spending offset by increased investments in the commercial rental fleet. We expect to fund 2014 capital expenditures with both internally generated funds and additional debt financing.
Working Capital

	2013	2012
	(In thousands)
Current assets	$1,062,493	$1,040,237
Current liabilities	1,231,139	1,272,665
Working capital	$(168,646)	$(232,428)
Our net working capital (current assets less current liabilities) was negative $169 million at December 31, 2013 compared with negative $232 million at December 31, 2012. The improvement in net working capital was primarily due to higher days payable outstanding. Our global revolving credit facility is used primarily to finance working capital needs. See "Financing and Other Funding Transactions" for further discussion on the adequacy of our funding sources to meet our operating, investing and financing needs.
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
Our ability to access unsecured debt in the capital markets is linked to both our short-term and long-term debt ratings. These ratings are intended to provide guidance to fixed income investors in determining the credit risk associated with particular Ryder securities based on current information obtained by the rating agencies from us or from other sources. Lower ratings generally result in higher borrowing costs as well as reduced access to unsecured capital markets. A downgrade of our short-term debt ratings to a lower tier would impair our ability to issue commercial paper. As a result, we would have to rely on alternative funding sources. A downgrade of our debt ratings would not affect our ability to borrow amounts under our revolving credit facility described below, assuming ongoing compliance with the terms and conditions of the credit facility.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Our debt ratings and rating outlooks at December 31, 2013 were as follows:

	Short-term		Long-term
	Rating	Outlook	Rating	Outlook
Moody’s Investors Service	P2	Stable	Baa1	Stable
Standard & Poor’s Ratings Services	A2	Stable	BBB	Stable
Fitch Ratings	F2	Stable	A-	Stable
Cash and equivalents totaled $62 million as of December 31, 2013, which is available to meet our needs. Approximately $20 million was held outside the U.S. as of December 31, 2013 and is available to fund operations and other growth of non-U.S. subsidiaries. Should Ryder determine to repatriate cash and equivalents held outside the U.S., we may be subject to additional U.S. income taxes and foreign withholding taxes. However, our intent is to permanently reinvest these foreign amounts outside the U.S. and our current plans do not demonstrate a need to repatriate these foreign amounts to fund our U.S. operations.
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
At December 31, 2013, we had the following amounts available to fund operations under the following facilities:

(In millions)
Global revolving credit facility	$402
Trade receivables program	175
We maintain a $900 million global revolving credit facility with a syndicate of twelve lending institutions led by Bank of America N.A., Bank of Tokyo-Mitsubishi UFJ, Ltd., BNP Paribas, Mizuho Corporate Bank, Ltd., Royal Bank of Canada, Royal Bank of Scotland Plc, U.S. Bank National Association and Wells Fargo Bank, N.A. On October 18, 2013, the maturity date of the global revolving credit facility was extended from June 2016 to October 2018. The global facility is used primarily to finance working capital. In order to maintain availability of funding, we must maintain a ratio of debt to consolidated net worth, of less than or equal to 300%. Net worth, as defined in the credit facility, represents shareholders' equity excluding any accumulated other comprehensive income or loss associated with our pension and other postretirement plans. The ratio at December 31, 2013 was 177%.
We also have a $175 million trade receivables purchase and sale program, pursuant to which we ultimately sell certain ownership interests in certain of our domestic trade accounts receivable to a receivables conduit or committed purchasers. We use this program to provide additional liquidity to fund our operations, particularly when it is cost effective to do so. The program contains provisions restricting its availability in the event of a material adverse change to our business operations or the collectibility of the collateralized receivables. If no event occurs which causes early termination, the 364-day program will expire on October 24, 2014.
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
Refer to Note 16, “Debt,” in the Notes to Consolidated Financial Statements for further discussion around the global revolving credit facility, the trade receivables program, the issuance of medium-term notes under this shelf registration statement and debt maturities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

The following table shows the movements in our debt balance:

	2013	2012
	(In thousands)
Debt balance at January 1	$3,820,796	3,382,145
Cash-related changes in debt:
Net change in commercial paper borrowings	146,382	(64,751)
Proceeds from issuance of medium-term notes	549,036	698,635
Proceeds from issuance of other debt instruments	7,953	47,142
Retirement of medium-term notes and debentures	(250,000)	(214,000)
Other debt repaid, including capital lease obligations	(82,624)	(69,937)
	370,747	397,089
Non-cash changes in debt:
Fair market value of debt and capital leases assumed on acquisition	—	20,308
Fair market value adjustment on notes subject to hedging	(8,554)	(5,118)
Addition of capital lease obligations	5,698	740
Changes in foreign currency exchange rates and other non-cash items	738	25,632
Total changes in debt	368,629	438,651
Debt balance at December 31	$4,189,425	3,820,796

In accordance with our funding philosophy, we attempt to match the aggregate average remaining re-pricing life of our debt with the aggregate average remaining re-pricing life of our assets. We utilize both fixed-rate and variable-rate debt to achieve this match and generally target a mix of 25% - 45% variable-rate debt as a percentage of total debt outstanding. The variable-rate portion of our total obligations (including notional value of swap agreements) was 27% and 33% at December 31, 2013 and 2012, respectively.
Ryder’s leverage ratios and a reconciliation of on-balance sheet debt to total obligations were as follows:

	2013	% of Equity	2012	% of Equity
	(Dollars in thousands)
On-balance sheet debt	$4,189,425	221%	$3,820,796	260%
Off-balance sheet debt — PV of minimum lease payments and guaranteed residual values under operating leases for vehicles (1)	94,519		147,987
Total obligations	$4,283,944	226%	$3,968,783	270%
_____________

(1)	Present value (PV) does not reflect payments we would be required to make if we terminated the related leases prior to the scheduled expiration dates.
On-balance sheet debt to equity consists of balance sheet debt divided by total equity. Total obligations to equity represents balance sheet debt plus the present value of minimum lease payments and guaranteed residual values under operating leases for vehicles, discounted based on our incremental borrowing rate at lease inception, all divided by total equity. Although total obligations is a non-GAAP financial measure, we believe that total obligations is useful as it provides a more complete analysis of our existing financial obligations and helps better assess our overall leverage position. The decrease in our leverage ratios in 2013 was due to an increase in our equity from net earnings and pension actuarial gains partially offset by increased obligations to fund capital expenditures.
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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Contractual Obligations and Commitments
As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts such as debt agreements, lease agreements and unconditional purchase obligations. The following table summarizes our expected future contractual cash obligations and commitments at December 31, 2013:

	2014	2015-2016	2017-2018	Thereafter	Total
			(In thousands)
Debt	$251,315	1,585,299	1,889,919	415,810	4,142,343
Capital lease obligations	8,123	13,051	12,763	4,974	38,911
Total debt, including capital leases (1)	259,438	1,598,350	1,902,682	420,784	4,181,254
Interest on debt (2)	123,502	181,904	66,710	76,300	448,416
Operating leases (3)	83,844	107,317	54,008	33,473	278,642
Purchase obligations (4)	464,308	27,756	5,703	521	498,288
Total contractual cash obligations	671,654	316,977	126,421	110,294	1,225,346
Insurance obligations (primarily self-insurance)	125,835	104,655	41,967	40,078	312,535
Other long-term liabilities (5), (6), (7)	4,163	4,227	3,909	50,657	62,956
Total	$1,061,090	2,024,209	2,074,979	621,813	5,782,091
____________

(1)	Net of unamortized discount and excludes the fair market value adjustment on notes subject to hedging.

(2)
Total debt matures at various dates through fiscal year 2025 and bears interest principally at fixed rates. Interest on variable-rate debt is calculated based on the applicable rate at December 31, 2013. Amounts are based on existing debt obligations, including capital leases, and do not consider potential refinancing of expiring debt obligations.

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

(6)
The amounts exclude our estimated pension contributions. For 2014, our pension contributions, including our minimum funding requirements as set forth by ERISA and international regulatory bodies, are expected to be $75 million. Our minimum funding requirements after 2014 are dependent on several factors. However, we estimate that the undiscounted required global contributions over the next five years are approximately $473 million (pre-tax) (assuming expected long-term rate of return realized and other assumptions remain unchanged). We also have payments due under our other postretirement benefit (OPEB) plans. These plans are not required to be funded in advance, but are pay-as-you-go. See Note 24,“Employee Benefit Plans,” in the Notes to Consolidated Financial Statements for further discussion.

(7)
The amounts exclude $63 million of liabilities associated with uncertain tax positions as we are unable to reasonably estimate the ultimate amount or timing of settlement. See Note 14, “Income Taxes,” in the Notes to Consolidated Financial Statements for further discussion.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Pension Information
In past years, we made amendments to defined benefit retirement plans which froze the retirement benefits for non-grandfathered and certain non-union employees in the U.S., Canada and the United Kingdom. As a result of these amendments, non-grandfathered plan participants ceased accruing benefits under the plan as of the respective amendment effective date and began receiving an enhanced benefit under a defined contribution plan. All retirement benefits earned as of the amendment effective date were fully preserved and will be paid in accordance with the plan and legal requirements. There was no material impact to our financial condition and operating results from the plan amendments.
Due to the underfunded status of our defined benefit plans, we had an accumulated net pension equity charge (after-tax) of $474 million and $645 million at December 31, 2013 and 2012, respectively. The lower equity charge in 2013 reflects the impact of a higher discount rate and higher than expected asset returns. The total asset return for our U.S. qualified pension plan (our primary plan) was 13% in 2013.
The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. We review pension assumptions regularly and we may from time to time make voluntary contributions to our pension plans, which exceed the amounts required by statute. During 2013, total global pension contributions were $96 million compared with $81 million in 2012. We estimate 2014 required pension contributions will be $75 million. The projected present value of estimated global pension contributions that would be required over the next 5 years totals approximately $436 million (pre-tax). Changes in interest rates and the market value of the securities held by the plans could materially change, positively or negatively, the funded status of the plans and affect the level of pension expense and required contributions in future years. The ultimate amount of contributions is also dependent upon the requirements of applicable laws and regulations. See Note 24, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements for additional information.
Pension expense totaled $48 million in 2013 compared to $49 million in 2012. The decrease in pension expense primarily reflects higher than expected pension asset returns in 2012 as well as contributions. The decrease was partially offset by a lower discount rate in 2013 compared to 2012 and 2013 pension settlement charges of $3 million. Additionally, in the fourth quarter of 2013, we determined certain census data used to actuarially determine the value of our pension benefit obligations for the years 1998 to 2012 was inaccurate. We recorded a one-time, non-cash charge of $4 million to adjust our pension benefit obligation. We recorded the cumulative adjustment within "Selling, general and administrative expenses" in our Consolidated Statement of Earnings as the impact of revising our pension benefit obligation was not material to our consolidated financial statements in any individual prior period, and the cumulative amount is not material to 2013 results. We expect 2014 pension expense to decrease approximately $16 million primarily because of a higher than expected actual return on plan assets in 2013, as well as the 2013 non-recurring pension settlement charges and the one-time pension benefit obligation adjustment. Our 2014 pension expense estimates are subject to change based upon the completion of the actuarial analysis for all pension plans. See the section titled “Critical Accounting Estimates — Pension Plans” for further discussion on pension accounting estimates.
We participate in ten U.S. multi-employer pension (MEP) plans that provide defined benefits to employees covered by collective bargaining agreements. At December 31, 2013, approximately 1,000 employees (approximately 4% of total employees) participated in these MEP plans. The annual net pension cost of the MEP plans is equal to the annual contribution determined in accordance with the provisions of negotiated labor contracts. Our current annualized MEP plan contributions total approximately $8 million. Pursuant to current U.S. pension laws, if any MEP plans fail to meet certain minimum funding thresholds, we could be required to make additional MEP plan contributions, until the respective labor agreement expires, of up to 10% of current contractual requirements. Several factors could cause MEP plans not to meet these minimum funding thresholds, including unfavorable investment performance, changes in participant demographics, and increased benefits to participants. The plan administrators and trustees of the MEP plans provide us with the annual funding notice as required by law. This notice sets forth the funded status of the plan as of the beginning of the prior year but does not provide any company-specific information.
Employers participating in MEP plans can elect to withdraw from the plans, contingent upon certain requirements, and be subject to a withdrawal obligation based on, among other factors, the MEP plan’s unfunded vested benefits. U.S. pension regulations provide that an employer can fund its withdrawal obligation in a lump sum or over a time period of up to 20 years based on previous contribution rates. Based on the most recently available plan information, obtained in 2013, we estimate our pre-tax contingent MEP plan withdrawal obligation to be approximately $36 million. During 2013, we recorded estimated pension settlement charges of $3 million for the exit from a U.S. multi-employer pension plan and a restructured agreement with another U.S. multi-employer pension plan. These charges were recorded within "Selling, general, and administrative expenses" in our Consolidated Statement of Earnings and are included in the Union-administered plans expense. See Note 24, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements for additional information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Share Repurchase Programs and Cash Dividends
Refer to Note 20, “Share Repurchase Programs,” in the Notes to Consolidated Financial Statements for a discussion on our share repurchase programs.
Cash dividend payments to shareholders of common stock were $68 million in 2013, $61 million in 2012, and $58 million in 2011. During 2013, we increased our annual dividend 10% to $1.36 per share of common stock.
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
At December 31, 2013, we had $3.01 billion of fixed-rate debt outstanding (excluding capital leases) with a weighted-average interest rate of 4.0% and a fair value of $3.13 billion. A hypothetical 10% decrease or increase in the December 31, 2013 market interest rates would impact the fair value of our fixed-rate debt by approximately $27 million at December 31, 2013. Changes in the relative sensitivity of the fair value of our financial instrument portfolio for these theoretical changes in the level of interest rates are primarily driven by changes in our debt maturities, interest rate profile and amount.
At December 31, 2013, we had $1.14 billion of variable-rate debt, including the impact of interest rate swaps, which effectively changed $400 million of fixed-rate debt instruments to LIBOR-based floating-rate debt. Changes in the fair value of the interest rate swaps were offset by changes in the fair value of the debt instruments and no net gain or loss was recognized in earnings. The fair value of our interest rate swap agreements at December 31, 2013 was recorded as a net asset totaling $8 million. The fair value of our variable-rate debt at December 31, 2013 was $1.15 billion. A hypothetical 10% increase in market interest rates would have impacted 2013 pre-tax earnings from continuing operations by approximately $1 million.
We are also subject to interest rate risk with respect to our pension and postretirement benefit obligations, as changes in interest rates will effectively increase or decrease our liabilities associated with these benefit plans, which also results in changes to the amount of pension and postretirement benefit expense recognized each period.
Exposure to market risk for changes in foreign currency exchange rates relates primarily to our foreign operations’ buying, selling and financing in currencies other than local currencies and to the carrying value of net investments in foreign subsidiaries. The majority of our transactions are denominated in U.S. dollars. The principal foreign currency exchange rate risks to which we are exposed include the Canadian dollar, British pound sterling and Mexican peso. We manage our exposure to foreign currency exchange rate risk related to our foreign operations’ buying, selling and financing in currencies other than local currencies by naturally offsetting assets and liabilities not denominated in local currencies to the extent possible. A hypothetical uniform 10% strengthening in the value of the dollar relative to all the currencies in which our transactions are denominated would result in a decrease to pre-tax earnings from continuing operations of approximately $8 million. We also use foreign currency option contracts and forward agreements from time to time to hedge foreign currency transactional exposure. We generally do not hedge the translation exposure related to our net investment in foreign subsidiaries, since we have no near-term intent to repatriate funds from such subsidiaries.
Exposure to market risk for fluctuations in fuel prices relates to a small portion of our service contracts for which the cost of fuel is integral to service delivery and the service contract does not have a mechanism to adjust for increases in fuel prices. At December 31, 2013, we also had various fuel purchase arrangements in place to ensure delivery of fuel at market rates in the event of fuel shortages. We are exposed to fluctuations in fuel prices in these arrangements since none of the arrangements fix the price of fuel to be purchased. Increases and decreases in the price of fuel are generally passed on to our customers for which we realize minimal changes in profitability during periods of steady market fuel prices. However, profitability may be positively or negatively impacted by sudden increases or decreases in market fuel prices during a short period of time as customer pricing for fuel services is established based on market fuel costs. We believe the exposure to fuel price fluctuations would not materially impact our results of operations, cash flows or financial position.

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
Depreciation and Residual Value Guarantees. We periodically review and adjust the residual values and useful lives of revenue earning equipment of our FMS business segment as described in Note 1, “Summary of Significant Accounting Policies — Revenue Earning Equipment, Operating Property and Equipment, and Depreciation” and “Summary of Significant Accounting Policies — Residual Value Guarantees and Deferred Gains,” in the Notes to Consolidated Financial Statements. Reductions in residual values (i.e., the price at which we ultimately expect to dispose of revenue earning equipment) or useful lives will result in an increase in depreciation expense over the life of the equipment. Based on the mix of revenue earning equipment at December 31, 2013, a 10% decrease in expected vehicle residual values would increase depreciation expense in 2014 by approximately $116 million. We review residual values and useful lives of revenue earning equipment on an annual basis or more often if deemed necessary for specific groups of our revenue earning equipment. Reviews are performed based on vehicle class, generally subcategories of trucks, tractors and trailers by weight and usage. Our annual review is established with a long-term view considering historical market price changes, current and expected future market price trends, expected life of vehicles included in the fleet and extent of alternative uses for leased vehicles (e.g., rental fleet, and SCS applications). As a result, future depreciation expense rates are subject to change based upon changes in these factors. While we believe that the carrying values and estimated sales proceeds for revenue earning equipment are appropriate, there can be no assurance that deterioration in economic conditions or adverse changes to expectations of future sales proceeds will not occur, resulting in lower gains or losses on sales.
At the end of each year, we complete our annual review of the residual values and useful lives of revenue earning equipment. Based on the results of our analysis, we adjust the residual values and useful lives of certain classes of our revenue earning equipment effective January 1. The following are the increases to pre-tax earnings as a result of our residual value reviews:

2014	2013	2012
$25 million	$30 million	$18 million
Factors that could cause actual results to materially differ from the estimated results include significant changes in the used equipment market brought on by unforeseen changes in technology innovations and any resulting changes in the useful lives of used equipment.
Depreciation expense was $957 million, $940 million and $872 million in 2013, 2012 and 2011, respectively. Depreciation expense relates primarily to FMS revenue earning equipment. Depreciation expense increased 2% in 2013, driven by higher average net vehicle investments, partially offset by $30 million from changes in residual values. Depreciation expense increased 8% in 2012 driven by higher average net vehicle investments and higher writedowns of $10 million on vehicles held for sale. The increase was partially offset by $18 million from changes in residual values.

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
As part of our strategy to manage future pension costs and net funded status volatility, we regularly assess our pension investment strategy. In the fourth quarter of 2012, we modified our U.S. pension investment policy and strategy to reduce the effects of future volatility on the fair value of our pension assets relative to our pension liabilities as a result of an asset-liability study. Under the new strategy, we have increased our allocation of high quality, longer-term fixed income securities and reduced our allocation of equity investments as the funded status of the plan improves. In 2013, we adjusted our long-term expected rate of return assumption for our primary U.S. plan down to 6.80% from 7.05% based on the factors reviewed. The composition of our pension assets was 53% equity securities and alternative assets and 47% debt securities and other investments. We continually evaluate our mix of investments between equity and fixed income securities and adjust the composition of our pension assets when appropriate. For 2014, our expected rate of return assumption for the fixed income portion of our portfolio will mirror the discount rate in order to align the expected return on fixed income securities with the movement in the pension liability under our new strategy.
Accounting guidance applicable to pension plans does not require immediate recognition of the effects of a deviation between these assumptions and actual experience or the revision of an estimate. This approach allows the favorable and unfavorable effects that fall within an acceptable range to be netted and recorded within “Accumulated other comprehensive loss.” We had a pre-tax actuarial loss of $745 million at the end of 2013 compared with a loss of $1.01 billion at the end of 2012. The decrease in the net actuarial loss in 2013 resulted primarily from a higher discount rate and higher than expected pension asset returns. To the extent the amount of actuarial gains and losses exceed 10% of the larger of the benefit obligation or plan assets, such amount is amortized over the average remaining life expectancy of active participants or the remaining life expectancy of inactive participants if all or almost all of a plan’s participants are inactive. The amount of the actuarial loss subject to amortization in 2014 and future years will be $535 million. We expect to recognize approximately $25 million of the net actuarial loss as a component of pension expense in 2014. The effect on years beyond 2014 will depend substantially upon the actual experience of our plans.
Disclosure of the significant assumptions used in arriving at the 2013 net pension expense is presented in Note 24, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements. A sensitivity analysis of 2013 net pension expense to changes in key underlying assumptions for our primary plan, the U.S. pension plan, is presented below.

	Assumed Rate	Change	Impact on 2013 Net Pension Expense	Effect on December 31, 2013 Projected Benefit Obligation
Expected long-term rate of return on assets	6.80%	+/– 0.25	–/+ $ 3.0 million
Discount rate increase	4.10%	+ 0.25	– $ 0.3 million	– $49 million
Discount rate decrease	4.10%	– 0.25	+ $ 0.1 million	+ $49 million
Actual return on assets	6.80%	+/– 0.25	–/+ $ 0.3 million
Contributions at the beginning of the year		+ 50 million	– $ 3.4 million

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Self-Insurance Accruals. Self-insurance accruals were $290 million and $279 million as of December 31, 2013 and 2012, respectively. The majority of our self-insurance relates to vehicle liability and workers’ compensation. We use a variety of statistical and actuarial methods that are widely used and accepted in the insurance industry to estimate amounts for claims that have been reported but not paid and claims incurred but not reported. In applying these methods and assessing their results, we consider such factors as frequency and severity of claims, claim development and payment patterns and changes in the nature of our business, among other factors. Such factors are analyzed for each of our business segments. Our estimates may be impacted by such factors as increases in the market price for medical services, unpredictability of the size of jury awards and limitations inherent in the estimation process. During 2013, 2012, and 2011, we recorded a benefit within earnings of $5 million, $1 million, and $4 million, respectively, from developments in estimated prior years’ self-insured loss reserves. Based on self-insurance accruals at December 31, 2013, a 5% adverse change in actuarial claim loss estimates would increase operating expense in 2014 by approximately $13 million.
Goodwill Impairment. We assess goodwill for impairment, as described in Note 1, “Summary of Significant Accounting Policies — Goodwill and Other Intangible Assets,” in the Notes to Consolidated Financial Statements, on an annual basis or more often if deemed necessary. At December 31, 2013, goodwill totaled $384 million. To determine whether goodwill impairment indicators exist, we are required to assess the fair value of the reporting unit and compare it to the carrying value. A reporting unit is a component of an operating segment for which discrete financial information is available and management regularly reviews its operating performance. In evaluating goodwill for impairment, we have the option to first assess qualitative factors to determine whether further impairment testing is necessary.
Our annual impairment test performed as of April 1, 2013 did not result in any impairment of goodwill. We performed a qualitative test for all of our reporting units. The qualitative test involves an assessment of changes in fair value since the last valuation date, in which business operations and overall economic factors are considered with a focus on drivers of fair value. Examples of factors we considered included the results of our most recent impairment tests, improvements in our financial performance, a lack of significant changes in our competitive landscape, increases in our stock price as compared to a relatively stable carrying value since our most recent impairment tests and improvements in macroeconomic conditions since 2012.
After performing the qualitative test, we concluded it is more likely than not that fair values are greater than carrying values and no additional testing was performed. As of December 31, 2013, there have been no events or changes in circumstances that would change our conclusion.
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
Tax regulations require items to be included in the tax return at different times than the items are reflected in the financial statements. As a result, the effective tax rate reflected in the financial statements is different than that reported in the tax return. Some of these differences are permanent, such as expenses that are not deductible on the tax return, and some are timing differences, such as depreciation expense. Timing differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in the tax return in future years for which we have already recorded the tax benefit in the financial statements. Deferred tax assets amounted to $647 million and $643 million at December 31, 2013 and 2012, respectively. We record a valuation allowance for deferred tax assets to reduce such assets to amounts expected to be realized. At December 31, 2013 and 2012, the deferred tax valuation allowance, principally attributed to foreign tax loss carryforwards in the SCS business segment, was $34 million and $38 million, respectively. In determining the required level of valuation allowance, we consider whether it is more likely than not that all or some portion of deferred tax assets will not be realized. This assessment is based on management’s expectations as to whether sufficient taxable income of an appropriate character will be realized within tax carryback and carryforward periods. Our assessment involves estimates and assumptions about matters that are inherently uncertain, and unanticipated events or circumstances could cause actual results to differ from these estimates. Should we change our estimate of the amount of deferred tax assets that we would be able to realize, an adjustment to the valuation allowance would result in an increase or decrease to the provision for income taxes in the period such a change in estimate was made.
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
NON-GAAP AND SEGMENT FINANCIAL MEASURES
Non-GAAP Financial Measures. This Annual Report on Form 10-K includes information extracted from consolidated financial information but not required by generally accepted accounting principles (GAAP) to be presented in the financial statements. Certain of this information are considered “non-GAAP financial measures” as defined by SEC rules. Specifically, we refer to adjusted return on average capital, operating revenue, FMS operating revenue, FMS EBT as a % of operating revenue, SCS operating revenue, SCS EBT as a % of operating revenue, dedicated services operating revenue, total cash generated, free cash flow, total obligations, total obligations to equity, comparable earnings from continuing operations, comparable earnings per diluted common share from continuing operations and comparable earnings from continuing operations before income taxes. As required by SEC rules, we provide a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure and an explanation why management believes that presentation of the non-GAAP financial measure provides useful information to investors. Non-GAAP financial measures should be considered in addition to, but not as a substitute for or superior to, other measures of financial performance prepared in accordance with GAAP.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

The following table provides a numerical reconciliation of earnings from continuing operations before income taxes to comparable earnings from continuing operations before income taxes for the years ended December 31, 2011, 2010 and 2009 which was not provided within the MD&A discussion:

	2011	2010	2009
	(In thousands)
Earnings from continuing operations before income taxes	$279,387	186,305	143,769
Restructuring and other charges	3,655	—	6,406
International asset (gain on sale)/impairment	—	(946)	6,676
Acquisition transaction costs	2,134	4,097	—
Comparable earnings from continuing operations before income taxes	$285,176	189,456	156,851
The following table provides a numerical reconciliation of earnings from continuing operations and earnings per diluted common share from continuing operations to comparable earnings from continuing operations and comparable earnings per diluted common share from continuing operations for the years ended December 31, 2011, 2010 and 2009 which was not provided within the MD&A discussion:

	2011	2010	2009
	(Dollars in thousands, except per share amounts)
Earnings from continuing operations	$171,368	124,608	90,117
Restructuring and other charges	2,489	—	4,176
Tax law changes and/or benefits from reserve reversals	5,350	(10,771)	(6,339)
International (gain on sale)/impairment	—	(946)	6,676
Acquisition transaction costs	1,991	4,097	—
Tax benefit from acquisition-related transaction costs	(568)	—	—
Comparable earnings from continuing operations	$180,630	116,988	94,630

Earnings per diluted common share from continuing operations	$3.31	2.37	1.62
Restructuring and other charges	0.05	—	0.07
Tax law changes/or benefits from reserve reversals	0.10	(0.21)	(0.11)
International (gain on sale)/impairment	—	(0.02)	0.12
Acquisition transaction costs	0.04	0.08	—
Tax benefit from acquisition-related transaction costs	$(0.01)	—	—
Comparable earnings per diluted common share from continuing operations	$3.49	2.22	1.70

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

The following table provides a numerical reconciliation of EBT from continuing operations, earnings from continuing operations and earnings per diluted common share from continuing operations to comparable EBT from continuing operations, comparable earnings from continuing operations and comparable earnings per diluted common share from continuing operations for the three months ended December 31, 2013 and 2012 which was not provided within the MD&A discussion:

	Continuing Operations
	Earnings Before Income Taxes (EBT)	Earnings	Diluted Earnings per Share (EPS)
	(Dollars in thousands except per share amounts)
Three months ended December 31, 2013
EBT/Earnings/EPS from Continuing Operations	$97,627	65,944	$1.24
Non-operating pension costs	8,952	5,308	0.10
Pension settlement charge	1,562	948	0.01
Restructuring and other recoveries, net	(172)	(137)	—
Comparable	$107,969	72,063	$1.35

Three months ended December 31, 2012
EBT/Earnings/EPS from Continuing Operations	$81,840	54,945	$1.07
Non-operating pension costs	7,858	4,838	0.09
Restructuring and other (recoveries) charges, net	(11)	36	—
Superstorm Sandy vehicle-related losses	8,230	5,117	0.10
Comparable	$97,917	64,936	$1.26
The following table provides a numerical reconciliation of net cash provided by operating activities to free cash flow and to total cash generated for the years ended December 31, 2010 and 2009 which was not provided within the MD&A discussion:

	2010	2009
	(In thousands)
Net cash provided by operating activities	$1,028,034	984,956
Sales of revenue earning equipment	220,843	211,002
Sales of operating property and equipment	13,844	4,634
Collections on direct finance leases	61,767	65,242
Other, net	3,178	209
Total cash generated	1,327,666	1,266,043
Purchases of property and revenue earning equipment	(1,070,092)	(651,953)
Free cash flow	$257,574	614,090

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

     The following table provides a numerical reconciliation of total revenue to operating revenue for the years ended December 31, 2013, 2012 and 2011 which was not provided within the MD&A discussion:

	2013	2012	2011
	(In thousands)
Total revenue	$6,419,285	6,256,967	6,050,534
FMS fuel services and SCS subcontracted transportation revenue	(1,389,406)	(1,420,243)	(1,430,967)
Fuel eliminations	240,615	229,598	194,990
Operating revenue	$5,270,494	5,066,322	4,814,557
The following table provides a numerical reconciliation of total revenue to operating revenue for the three months ended December 31, 2013 and 2012 which was not provided within the MD&A discussion:

	Three months ended December 31,
	2013	2012
	(In thousands)
Total revenue	$1,617,729	1,583,536
FMS fuel services and SCS subcontracted transportation revenue	(332,533)	(354,363)
Fuel eliminations	59,513	58,398
Operating revenue	$1,344,709	1,287,571

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

With respect to adjusted return on average capital, the following table provides a numerical reconciliation of net earnings and average total debt used to calculate return on average shareholders’ equity to adjusted net earnings and adjusted average total capital used to calculate adjusted return on average capital for the years ended December 31, 2013, 2012, 2011, 2010 and 2009 which was not provided within the MD&A discussion:

	2013	2012	2011	2010	2009
	(Dollars in thousands)
Net earnings [A]	$237,792	209,979	169,777	118,170	61,945
Restructuring and other (recoveries) charges, net and other items (1)	(154)	16,668	5,748	6,225	29,943
Income taxes	125,653	90,912	108,425	60,610	53,737
Adjusted net earnings before income taxes	363,291	317,559	283,950	185,005	145,625
Adjusted interest expense (2)	140,100	143,353	135,127	132,778	149,968
Adjusted income taxes(3)	(177,267)	(166,635)	(156,581)	(123,429)	(121,758)
Adjusted net earnings [B]	$326,124	294,277	262,496	194,354	173,835

Average total debt	$3,950,533	3,707,095	3,078,516	2,512,005	2,691,569
Average off-balance sheet debt	131,316	126,069	77,605	114,212	141,629
Average obligations	4,081,849	3,833,164	3,156,121	2,626,217	2,833,198
Average shareholders’ equity [C]	1,593,996	1,406,606	1,428,048	1,401,681	1,395,629
Average adjustments to shareholders’ equity(4)	(2,088)	(2,933)	4,165	2,059	15,645
Average adjusted shareholders’ equity	1,591,908	1,403,673	1,432,213	1,403,740	1,411,274
Average adjusted capital [D]	$5,673,757	5,236,837	4,588,334	4,029,957	4,244,472
Return on average shareholders’ equity [A]/[C]	14.9%	14.9%	11.9%	8.4%	4.4%
Adjusted return on average capital [B]/[D]	5.7%	5.6%	5.7%	4.8%	4.1%
________________

(1)
For 2013, 2012 and 2011, see Note 4, “Discontinued operations,” Note 5, “Restructuring and Other (Recoveries) Charges” and Note 26, “Other Items Impacting Comparability,” in the Notes to Consolidated Financial Statements; 2010 includes $3 million of restructuring and other charges related to our discontinued operations; 2009 includes $23 million of restructuring and other charges, of which $17 million related to our discontinued operations, and a $7 million impairment charge on an international asset.

(2)	Includes interest on off-balance sheet vehicle obligations.

(3)	Calculated by excluding taxes related to restructuring and other (recoveries) charges, net and other items, impacts of tax law changes or reserve reversals and interest expense.

(4)	Represents shareholders’ equity adjusted for cumulative effect of accounting changes and tax benefits in the respective periods.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Segment Financial Measures. The following table reconciles FMS segment revenue to revenue from external customers for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
	(In thousands)
Full service lease revenue	$2,177,419	2,102,212	1,996,273
Commercial rental revenue	789,496	772,799	722,557
Full service lease and commercial rental revenue	2,966,915	2,875,011	2,718,830
Intercompany revenue	(196,889)	(179,635)	(164,953)
Full service lease and commercial rental revenue from external customers	$2,770,026	2,695,376	2,553,877

FMS services revenue	$457,570	446,139	417,027
Intercompany revenue	(20,960)	(19,712)	(13,891)
FMS services revenue from external customers	$436,610	426,427	403,136

FMS fuel services revenue	$1,070,201	1,084,175	1,082,473
Intercompany revenue	(240,615)	(229,597)	(194,990)
Fuel services revenue from external customers	$829,586	854,578	887,483

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Forward-looking statements (within the meaning of the Federal Private Securities Litigation Reform Act of 1995) are statements that relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends concerning matters that are not historical facts. These statements are often preceded by or include the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “could,” “should” or similar expressions. This Annual Report contains forward-looking statements including, but not limited to, statements regarding:

•
our expectations as to anticipated revenue and earnings trends specifically, total revenue, operating revenue and product line revenues, used vehicle sales inventory and volumes, contract revenues, full service lease, commercial rental and contract maintenance growth, pricing trends in used vehicle sales and commercial rental and new SCS business, improved SCS retention levels, and higher SCS volumes;

•	the continuing benefits of our maintenance initiatives and a newer fleet;

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

•	impact of losses from conditional obligations arising from guarantees;

•	number of NLE vehicles in inventory and the size of our commercial rental fleet;

•	estimates of free cash flow and capital expenditures for 2014;

•
the adequacy of our accounting estimates and reserves for pension expense, compensation-related expense, depreciation and residual value guarantees, rent expense under operating leases, self-insurance reserves, goodwill impairment, accounting changes and income taxes;

•	our ability to meet our operating, investing and financing needs in the foreseeable future through internally generated funds and outside funding sources;

•
our expected level of use of outside funding sources, anticipated future payments under debt, lease and purchase agreements, and risk of losses resulting from counterparty default under hedging and derivative agreements;

•	the anticipated impact of fuel price fluctuations on our operations, cash flows and financial position;

•	our expectations as to future pension expense and contributions, as well as the continued effect of the freeze of our pension plans on our benefit funding requirements;

•	our expectations relating to withdrawal liabilities and funding levels of multi-employer plans;

•	the status of our unrecognized tax benefits related to the U.S. federal, state and foreign tax positions;

•	our expectations regarding the completion and ultimate outcome of certain tax audits;

•	the ultimate disposition of legal proceedings and estimated environmental liabilities;

•	our expectations relating to compliance with new regulatory requirements; and

•	our expectations regarding the effect of the adoption of a recent accounting pronouncement.
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
The information required by ITEM 7A is included in ITEM 7 (page 45) of PART II of this report.

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
Management assessed the effectiveness of Ryder’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control — Integrated Framework (1992).” Based on our assessment and those criteria, management determined that Ryder maintained effective internal control over financial reporting as of December 31, 2013.
Ryder’s independent registered certified public accounting firm has audited the effectiveness of Ryder’s internal control over financial reporting. Their report appears on page 58.

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
RYDER SYSTEM, INC.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, comprehensive income (loss), shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Ryder System, Inc. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

 /s/ PricewaterhouseCoopers LLP
February 13, 2014
Miami, Florida

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Years ended December 31,
	2013	2012	2011
	(In thousands, except per share amounts)
Lease and rental revenues	$2,770,026	2,695,376	2,553,877
Services revenue	2,819,673	2,707,013	2,609,174
Fuel services revenue	829,586	854,578	887,483
Total revenues	6,419,285	6,256,967	6,050,534

Cost of lease and rental	1,915,736	1,890,659	1,746,057
Cost of services	2,366,820	2,274,118	2,186,353
Cost of fuel services	814,058	838,673	873,466
Other operating expenses	137,916	135,904	129,180
Selling, general and administrative expenses	790,681	766,704	771,244
Gains on vehicle sales, net	(96,175)	(89,108)	(62,879)
Interest expense	137,196	140,557	133,164
Miscellaneous income, net	(15,372)	(11,727)	(9,093)
Restructuring and other (recoveries) charges, net	(470)	8,070	3,655
	6,050,390	5,953,850	5,771,147

Earnings from continuing operations before income taxes	368,895	303,117	279,387
Provision for income taxes	125,699	102,218	108,019
Earnings from continuing operations	243,196	200,899	171,368
(Loss) earnings from discontinued operations, net of tax	(5,404)	9,080	(1,591)
Net earnings	$237,792	209,979	169,777

Earnings (loss) per common share — Basic
Continuing operations	$4.67	3.93	3.34
Discontinued operations	(0.10)	0.18	(0.03)
Net earnings	$4.57	4.11	3.31
Earnings (loss) per common share — Diluted
Continuing operations	$4.63	3.91	3.31
Discontinued operations	(0.10)	0.18	(0.03)
Net earnings	$4.53	4.09	3.28

See accompanying notes to consolidated financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years ended December 31,
	2013	2012	2011
	(In thousands)
Net earnings	$237,792	209,979	169,777

Other comprehensive income (loss):

Changes in cumulative translation adjustment and other, before and after tax	(21,985)	29,641	(17,768)

Amortization of pension and postretirement items	33,219	28,674	17,917
Income tax expense related to amortization of pension and postretirement items	(11,739)	(10,016)	(6,414)
Amortization of pension and postretirement items, net of tax	21,480	18,658	11,503

Change in net actuarial loss and prior service cost	236,855	(109,765)	(282,943)
Income tax (expense) benefit related to change in net actuarial loss and prior service cost	(86,979)	41,012	98,642
Change in net actuarial loss and prior service cost, net of taxes	149,876	(68,753)	(184,301)

Other comprehensive income (loss), net of taxes	149,371	(20,454)	(190,566)

Comprehensive income (loss)	$387,163	189,525	(20,789)

See accompanying notes to consolidated financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(Dollars in thousands, except per share amount)
Assets:
Current assets:
Cash and cash equivalents	$61,562	66,392
Receivables, net	777,370	775,765
Inventories	64,298	64,146
Prepaid expenses and other current assets	159,263	133,934
Total current assets	1,062,493	1,040,237
Revenue earning equipment, net of accumulated depreciation of $3,596,102 and $3,514,910, respectively	6,490,837	5,754,608
Operating property and equipment, net of accumulated depreciation of $991,117 and $966,220, respectively	633,826	624,853
Goodwill	383,719	384,216
Intangible assets	72,406	80,475
Direct financing leases and other assets	460,501	434,590
Total assets	$9,103,782	8,318,979

Liabilities and shareholders’ equity:
Current liabilities:
Short-term debt and current portion of long-term debt	$259,438	367,975
Accounts payable	475,364	398,983
Accrued expenses and other current liabilities	496,337	505,707
Total current liabilities	1,231,139	1,272,665
Long-term debt	3,929,987	3,452,821
Other non-current liabilities	655,061	948,932
Deferred income taxes	1,390,881	1,177,074
Total liabilities	7,207,068	6,851,492

Shareholders’ equity:
Preferred stock of no par value per share — authorized, 3,800,917; none outstanding, December 31, 2013 or 2012	—	—
Common stock of $0.50 par value per share — authorized, 400,000,000; outstanding, December 31, 2013 — 53,335,386; December 31, 2012 — 51,371,696	26,667	25,686
Additional paid-in capital	917,539	808,230
Retained earnings	1,390,756	1,221,190
Accumulated other comprehensive loss	(438,248)	(587,619)
Total shareholders’ equity	1,896,714	1,467,487
Total liabilities and shareholders’ equity	$9,103,782	8,318,979
See accompanying notes to consolidated financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2013	2012	2011
	(In thousands)

Net earnings	$237,792	209,979	169,777
Less: (Loss) earnings from discontinued operations, net of tax	(5,404)	9,080	(1,591)
Earnings from continuing operations	243,196	200,899	171,368
Depreciation expense	957,141	939,677	872,262
Gains on vehicle sales, net	(96,175)	(89,108)	(62,879)
Share-based compensation expense	19,310	18,864	17,423
Amortization expense and other non-cash charges, net	56,389	49,209	39,928
Deferred income tax expense	113,581	87,102	90,016
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(14,272)	7,107	(92,020)
Inventories	(841)	729	(6,154)
Prepaid expenses and other assets	(23,114)	10,715	(25,040)
Accounts payable	34,431	(22,803)	24,657
Accrued expenses and other non-current liabilities	(66,564)	(68,267)	12,395
Net cash provided by operating activities of continuing operations	1,223,082	1,134,124	1,041,956

Cash flows from financing activities of continuing operations:
Net change in commercial paper borrowings	146,382	(64,751)	46,749
Debt proceeds	556,989	745,777	966,402
Debt repaid, including capital lease obligations	(332,624)	(283,937)	(419,287)
Dividends on common stock	(67,720)	(61,266)	(57,504)
Common stock issued	90,646	28,386	33,359
Common stock repurchased	—	(26,878)	(59,689)
Excess tax benefits from share-based compensation	5,151	1,341	1,710
Debt issuance costs	(5,189)	(4,867)	(7,538)
Net cash provided by financing activities of continuing operations	393,635	333,805	504,202

Cash flows from investing activities of continuing operations:
Purchases of property and revenue earning equipment	(2,140,464)	(2,133,235)	(1,698,589)
Sales of revenue earning equipment	445,589	405,440	290,336
Sale and leaseback of revenue earning equipment	—	130,184	37,395
Sales of operating property and equipment	6,782	7,350	9,905
Acquisitions	(1,858)	(5,113)	(361,921)
Collections on direct finance leases	70,677	71,897	62,224
Changes in restricted cash	(10,553)	19,204	3,478
Insurance recoveries	8,173	—	—
Net cash used in investing activities of continuing operations	(1,621,654)	(1,504,273)	(1,657,172)

Effect of exchange rate changes on cash	5,558	1,344	3,219
Increase (decrease) in cash and cash equivalents from continuing operations	621	(35,000)	(107,795)
Cash flows from discontinued operations:
Operating cash flows	(5,793)	(3,219)	(500)
Financing cash flows	—	—	(140)
Effect of exchange rate changes on cash	342	39	(46)
Decrease in cash and cash equivalents from discontinued operations	(5,451)	(3,180)	(686)
Decrease in cash and cash equivalents	(4,830)	(38,180)	(108,481)
Cash and cash equivalents at January 1	66,392	104,572	213,053
Cash and cash equivalents at December 31	$61,562	66,392	104,572
See accompanying notes to consolidated financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Amount	Shares	Par				Total
	(Dollars in thousands, except per share amounts)
Balance at January 1, 2011	$—	51,174,757	$25,587	735,540	1,019,785	(376,599)	1,404,313
Net earnings	—	—	—	—	169,777	—	169,777
Other comprehensive loss	—	—	—	—	—	(190,566)	(190,566)
Comprehensive loss	—	—	—	—	—	—	(20,789)
Common stock dividends declared and paid—$1.12 per share	—	—	—	—	(57,504)	—	(57,504)
Common stock issued under employee stock option and stock purchase plans (1)	—	1,157,548	579	32,780	—	—	33,359
Benefit plan stock purchases (2)	—	(12,576)	(6)	(581)	—	—	(587)
Common stock repurchases	—	(1,175,783)	(588)	(16,819)	(41,695)	—	(59,102)
Share-based compensation	—	—	—	17,423	—	—	17,423
Tax benefits from share-based compensation	—	—	—	1,040	—	—	1,040
Balance at December 31, 2011	—	51,143,946	25,572	769,383	1,090,363	(567,165)	1,318,153
Net earnings	—	—	—	—	209,979	—	209,979
Other comprehensive loss	—	—	—	—	—	(20,454)	(20,454)
Comprehensive income	—	—	—	—	—	—	189,525
Common stock dividends declared and paid—$1.20 per share	—	—	—	—	(61,266)	—	(61,266)
Common stock issued under employee stock option and stock purchase plans (1)	—	782,783	391	27,995	—	—	28,386
Benefit plan stock purchases (2)	—	(11,110)	(5)	(530)	—	—	(535)
Common stock repurchases	—	(543,923)	(272)	(8,185)	(17,886)	—	(26,343)
Share-based compensation	—	—	—	18,864	—	—	18,864
Tax benefits from share-based compensation	—	—	—	703	—	—	703
Balance at December 31, 2012	—	51,371,696	25,686	808,230	1,221,190	(587,619)	1,467,487
Net earnings	—	—	—	—	237,792	—	237,792
Other comprehensive income	—	—	—	—	—	149,371	149,371
Comprehensive income	—	—	—	—	—	—	387,163
Common stock dividends declared—$1.30 per share	—	—	—	—	(68,226)	—	(68,226)
Common stock issued under employee stock option and stock purchase plans (1)	—	1,913,067	956	86,212	—	—	87,168
Benefit plan stock sales (2)	—	50,623	25	3,453	—	—	3,478
Share-based compensation	—	—	—	19,310		—	19,310
Tax benefits from share-based compensation	—	—	—	334	—	—	334
Balance at December 31, 2013	$—	53,335,386	$26,667	917,539	1,390,756	(438,248)	1,896,714
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
Reclassifications
In 2013, we revised our classification of product line revenue between "Contract maintenance" and "Contract-related maintenance" within the Fleet Management Solutions revenue in Note 29, "Segment Reporting." Prior year amounts have been reclassified to conform to the current period presentation. These reclassifications were immaterial to the financial statements taken as a whole.

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
Lease and rental
Lease and rental includes full service lease and commercial rental revenues from our FMS business segment. Full service lease is marketed, priced and managed as a bundled lease arrangement, which includes equipment, service and financing components. We do not offer a stand-alone unbundled finance lease of vehicles. For these reasons, both the lease and service components of our full service leases are included within lease and rental revenues.
Our full service lease arrangements include lease deliverables such as the lease of a vehicle and the executory agreement for the maintenance, insurance, taxes and other services related to the leased vehicles during the lease term. Arrangement consideration is allocated between lease deliverables and non-lease deliverables based on management’s best estimate of the relative fair value of each deliverable. The arrangement consideration allocated to lease deliverables is accounted for pursuant to accounting guidance on leases. Our full service lease arrangements provide for a fixed charge billing and a variable charge billing based on mileage or time usage. Fixed charges are typically billed at the beginning of the month for the services to be provided that month. Variable charges are typically billed a month in arrears. Costs associated with the activities performed under our full service leasing arrangements are primarily comprised of labor, parts, outside work, depreciation, licenses, insurance, operating taxes and vehicle financing. These costs are expensed as incurred except for depreciation. Refer to “Summary of Significant Accounting Policies – Revenue Earning Equipment, Operating Property and Equipment, and Depreciation” for information regarding our depreciation policies. Non-chargeable maintenance costs have been allocated and reflected within “Cost of lease and rental” based on the maintenance-related labor costs relative to all product lines.
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

•
Leases not classified as operating leases are generally considered direct financing leases. We recognize revenue for direct financing leases using the effective interest interest method, which provides a constant periodic rate of return on the outstanding investment on the lease. Recognition of income on direct finance leases is suspended when management determines that collection of future income is not probable, which is at the point at which the customer’s delinquent balance is determined to be at risk (generally over 120 days past due). Accrual is resumed, and previously suspended income is recognized, when the receivable becomes contractually current and/or collection doubts are removed. Cash receipts on impaired direct finance lease receivables are first recorded against the direct finance lease receivable and then to any unrecognized income. A direct finance lease receivable is considered impaired, based on current information and events, if it is probable that we will be unable to collect all amounts due according to the contractual terms of the lease.

Services
Services include contract maintenance, contract-related maintenance and other revenues from our FMS business segment and all SCS revenues.
Under our contract maintenance arrangements, we provide maintenance and repairs required to keep a vehicle in good operating condition, schedule preventive maintenance inspections and access to emergency road service and substitute vehicles. The vast majority of our services are routine services performed on a recurring basis throughout the term of the arrangement. From time to time, we provide non-routine major repair services in order to place a vehicle back in service. Revenue from maintenance service contracts is recognized on a straight-line basis as maintenance services are rendered over the terms of the related arrangements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Goodwill and Other Intangible Assets
Goodwill on acquisitions represents the excess of the purchase price over the fair value of the underlying acquired net tangible and intangible assets. Factors that contribute to the recognition of goodwill in our acquisitions include (i) expected growth rates and profitability of the acquired companies, (ii) securing buyer-specific synergies that increase revenue and profits and are not otherwise available to market participants, (iii) significant cost savings opportunities, (iv) experienced workforce and (v) our strategies for growth in sales, income and cash flows.
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
Our valuation of fair value for each reporting unit is determined based on an average of discounted future cash flow models that use ten years of projected cash flows and various terminal values based on multiples, book value or growth assumptions. We consider the current trading multiples for comparable publicly-traded companies and the historical pricing multiples for comparable merger and acquisition transactions that have occurred in our industry. Rates used to discount cash flows are dependent upon interest rates and the cost of capital at a point in time. Our discount rates reflect a weighted average cost of capital based on our industry and capital structure adjusted for equity risk premiums and size risk premiums based on market capitalization. Estimates of future cash flows are dependent on our knowledge and experience about past and current events and assumptions about conditions we expect to exist, including long-term growth rates, capital requirements and useful lives. Our estimates of cash flows are also based on historical and future operating performance, economic conditions and actions we expect to take. In addition to these factors, our SCS reporting units are dependent on several key customers or industry sectors. The loss of a key customer may have a significant impact to one of our SCS reporting units, causing us to assess whether or not the event resulted in a goodwill impairment loss. While we believe our estimates of future cash flows are reasonable, there can be no assurance that deterioration in economic conditions, customer relationships or adverse changes to expectations of future performance will not occur, resulting in a goodwill impairment loss.
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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
We also maintain additional insurance at certain amounts in excess of our respective underlying retention. Amounts recoverable from insurance companies are not offset against the related accrual as our insurance policies do not extinguish or provide legal release from the obligation to make payments related to such risk-related losses. Amounts expected to be received within the next year from insurance companies have been included within “Receivables, net” with the remainder included in “Direct financing leases and other assets” and are recognized only when realization of the claim for recovery is considered probable. The accrual for the related claim has been classified within “Accrued expenses and other current liabilities” if it is estimated to be paid within the next year, otherwise it has been classified in “Other non-current liabilities” in our Consolidated Balance Sheets.

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
Severance and Contract Termination Costs
We recognize liabilities for severance and contract termination costs based upon the nature of the cost to be incurred. For involuntary separation plans that are completed within the guidelines of our written involuntary separation plan, we record the liability when it is probable and reasonably estimable. For one-time termination benefits, such as additional severance pay or benefit payouts, and other exit costs, such as contract termination costs, the liability is measured and recognized initially at fair value in the period in which the liability is incurred, with subsequent changes to the liability recognized as adjustments in the period of change. Severance related to position eliminations that are part of a restructuring plan are recorded within “Restructuring and other (recoveries) charges, net” in the Consolidated Statements of Earnings. To the extent that severance costs are not part of a restructuring plan, the termination costs are recorded as a direct cost of revenue or within “Selling, general and administrative expenses,” in the Consolidated Statements of Earnings depending upon the nature of the eliminated position.

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
Asset Retirement Obligations
Asset retirement obligations (AROs) are legal obligations associated with the retirement of long-lived assets. Our AROs are associated with underground tanks, tires and leasehold improvements. These liabilities are initially recorded at fair value and the related asset retirement costs are capitalized by increasing the carrying amount of the related assets by the same amount as the liability. Asset retirement costs are subsequently depreciated over the useful lives of the related assets. Subsequent to initial recognition, we expense period-to-period changes in the ARO liability resulting from the passage of time.
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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Foreign Currency Translation
Our foreign operations generally use the local currency as their functional currency. Assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. If exchangeability between the functional currency and the U.S. dollar is temporarily lacking at the balance sheet date, the first subsequent rate at which exchanges can be made is used to translate assets and liabilities. Items in the Consolidated Statements of Earnings are translated at the average exchange rates for the year. The impact of currency fluctuations is recorded in “Changes in cumulative translation adjustment and other, before and after tax” in the Consolidated Statements of Comprehensive Income as a currency translation adjustment. Upon sale or upon complete or substantially complete liquidation of an investment in a foreign operation, the currency translation adjustment attributable to that operation is removed from accumulated other comprehensive loss and is reported as part of the gain or loss on sale or liquidation of the investment for the period during which the sale or liquidation occurs. Gains and losses resulting from foreign currency transactions are recorded in “Miscellaneous income, net” in the Consolidated Statements of Earnings.
Share-Based Compensation
The fair value of stock option awards and nonvested stock awards other than restricted stock units (RSUs), is expensed on a straight-line basis over the vesting period of the awards. RSUs are expensed in the year they are granted. Cash flows from the tax benefits resulting from tax deductions in excess of the compensation expense recognized for those options (windfall tax benefits) are classified as financing cash flows on an award-by-award basis. Tax benefits resulting from tax deductions in excess of share-based compensation expense recognized are credited to additional paid-in capital in the Consolidated Balance Sheets. Realized tax shortfalls are first offset against the cumulative balance of windfall tax benefits, if any, and then charged directly to income tax expense. Tax shortfalls are classified as operating cash flows on an award-by-award basis, with no netting of amounts credited to equity from windfall tax benefits.
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
Diluted earnings per common share reflect the dilutive effect of potential common shares from stock options and other nonparticipating nonvested stock. The dilutive effect of stock options is computed using the treasury stock method, which assumes any proceeds that could be obtained upon the exercise of stock options would be used to purchase common shares at the average market price for the period. The assumed proceeds include the purchase price the grantee pays, the windfall tax benefit that we receive upon assumed exercise and the unrecognized compensation expense at the end of each period.
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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The current portion of pension and postretirement benefit liabilities represent the actuarial present value of benefits payable within the next year exceeding the fair value of plan assets (if funded), measured on a plan-by-plan basis. These liabilities are recorded in “Accrued expenses and other current liabilities” in the Consolidated Balance Sheets.
Pension and postretirement benefit expense includes service cost, interest cost, expected return on plan assets (if funded), and amortization of prior service credit and net actuarial loss. Service cost represents the actuarial present value of participant benefits earned in the current year. Interest cost represents the time value of money cost associated with the passage of time. The expected return on plan assets represents the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the obligation. Prior service credit represents the impact of negative plan amendments. Net actuarial loss arises as a result of differences between actual experience and assumptions or as a result of changes in actuarial assumptions. Net actuarial loss and prior service credit not recognized as a component of pension and postretirement benefit expense as they arise are recognized as "Change in net actuarial loss and prior service cost, net of tax" in the Consolidated Statements of Comprehensive Income. These pension and postretirement items are subsequently amortized as a component of pension and postretirement benefit expense over the remaining service period, if the majority of the employees are active, otherwise over the remaining life expectancy, provided such amounts exceed thresholds which are based upon the benefit obligation or the value of plan assets.
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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2. ACCOUNTING CHANGES
In July 2013, the Financial Accounting Standards Board issued accounting guidance on the balance sheet presentation of an unrecognized tax benefit when a net operating loss carryforward exists. Under this guidance, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. This accounting guidance will result in a reclassification of approximately $40 million from other non-current liabilities to deferred income taxes. Other than the change in presentation within the Consolidated Balance Sheet, this accounting guidance will not have an impact on our consolidated financial position, results of operations or cash flows.
3. ACQUISITIONS
2012 Acquisition
Euroway Ltd., — On August 1, 2012, we acquired all of the common stock of Euroway Ltd., a U.K.-based, full service leasing, rental and maintenance company for a purchase price of $2 million and assumed capital lease obligations and debt of $20 million. Approximately $2 million of the stock purchase price has been paid ($1 million paid in both 2013 and in 2012), and the majority of the capital lease obligations have been repaid as of December 31, 2013. The acquisition included Euroway's fleet of approximately 560 full service lease vehicles as well as 800 contract maintenance vehicles. As of December 31, 2013, goodwill and customer relationship intangibles related to the Euroway acquisition were $6 million and $3 million, respectively. The combined network operates under the Ryder name, complementing our FMS business segment coverage in the U.K. Transaction costs related to the Euroway acquisition were $1 million during 2012 and were primarily reflected within "Selling, general and administrative expenses" in our Consolidated Statements of Earnings.
The purchase price included $0.5 million in contingent consideration to be paid to the seller provided certain conditions were met by January 31, 2014. We determined that the payment of the contingent consideration was not probable as of December 31, 2013 and recorded a gain of $0.5 million.
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

Other Acquisitions— During 2011, we completed three other acquisitions of full service leasing and fleet service companies, one of which included the assets of the seller’s SCS business. The combined networks operate under the Ryder name, complementing our FMS and SCS business segment market coverage throughout the United States. The purchase price of these acquisitions totaled $114 million, of which $1 million, $3 million and $107 million was paid during 2013, 2012 and 2011, respectively. Goodwill and customer relationship intangibles related to these acquisitions totaled $28 million and $12 million, respectively. The following table provides further information regarding each of these acquisitions:

Company Acquired	Date Acquired	Segment	Purchase Price	Vehicles	Contractual Customers
Carmenita Leasing, Inc.	January 10, 2011	FMS	$ 9 million	190	60
The Scully Companies	January 28, 2011	FMS/SCS	$91 million	2,100	200
B.I.T. Leasing	April 1, 2011	FMS	$14 million	490	130

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

Year ended December 31,
2011
(In thousands, except per share amounts)
Revenue — As reported	$6,050,534
Revenue — Pro forma	$6,118,104

Net earnings — As reported	$169,777
Net earnings — Pro forma	$184,849

Net earnings per common share:
Basic — As reported	$3.31
Basic — Pro forma	$3.60

Diluted — As reported	$3.28
Diluted — Pro forma	$3.58
We paid approximately $1 million and $4 million in 2012 and 2011, respectively, related to other acquisitions completed in prior years. All recent acquisitions have been accounted for as an acquisition of a business.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Summarized results of discontinued operations were as follows:

	Years ended December 31,
	2013	2012	2011
	(In thousands)
Pre-tax loss from discontinued operations	$(5,450)	$(2,226)	$(1,185)
Income tax benefit (expense)	46	11,306	(406)
(Loss) earnings from discontinued operations, net of tax	$(5,404)	$9,080	$(1,591)

Results of discontinued operations in 2013, 2012 and 2011 included $5 million, $3 million and $2 million, respectively, of pre-tax losses related to adverse legal developments and professional and administrative fees associated with our discontinued South American operations. As previously disclosed, we were assessed $5 million (before and after tax) in prior years for certain state operating tax credits utilized between 2001 and 2003. During 2013, we received an adverse tax ruling related to this matter. We incurred and paid $2 million to the Brazilian tax authority to settle all of these state operating tax-credit assessments. Results of discontinued operations in 2012 also included $1 million of pre-tax income related to the sub-lease of a European SCS facility as well as a tax benefit of $11 million resulting from the expiration of a statute of limitations. Results of discontinued operations in 2011 also included $1 million of pre-tax income from a favorable prior year insurance claim development.
The following is a summary of assets and liabilities of discontinued operations:

	December 31, 2013	December 31, 2012
	(In thousands)
Total assets, primarily deposits (included in other assets)	$3,627	$4,460
Total liabilities, primarily contingent accruals (included in other non-current liabilities)	$4,501	$5,329

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

In Brazil, in addition to the settlement noted above for tax years 2001 through 2003, we were previously assessed $5 million (before and after tax) in prior years for various federal income taxes and social contribution taxes for the 1997 and 1998 tax years. We successfully overturned these federal tax assessments in the lower courts; however, there is a reasonable possibility that these rulings could be reversed and we would be required to pay the assessments. We believe it is more likely than not that our position will ultimately be sustained if appealed and no amounts have been reserved for these matters. We are entitled to indemnification for a portion of any resulting liability on these federal tax claims which, if honored, would reduce the estimated loss.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5. RESTRUCTURING AND OTHER (RECOVERIES) CHARGES
The components of restructuring and other (recoveries) charges, net in 2013, 2012 and 2011 were as follows:

	Years ended December 31,
	2013	2012	2011
	(In thousands)
Restructuring and other (recoveries) charges, net:
Severance and employee-related (recoveries) costs	$(470)	7,205	3,162
Contract termination costs	—	865	493
	(470)	8,070	3,655
As mentioned in Note 29, “Segment Reporting,” our primary measure of segment financial performance excludes, among other items, restructuring and other (recoveries) charges, net. However, the applicable portion of the restructuring and other (recoveries) charges, net that related to each segment in 2013, 2012 and 2011 were as follows:

	Years ended December 31,
	2013	2012	2011
	(In thousands)
Fleet Management Solutions	$(470)	6,448	3,531
Supply Chain Solutions	—	1,346	124
Central Support Services	—	276	—
Total	$(470)	8,070	3,655

2013 Activity

The 2013 recoveries resulted from refining previous estimates of employee severance and benefit costs.

2012 Activity
In the second quarter of 2012, we approved a plan to eliminate approximately 350 employees, primarily in the U.S., as a result of cost containment actions. These actions have been completed. Workforce reductions resulted in a a pre-tax charge of $7 million. Restructuring and other (recoveries) charges, net in 2012 also included severance and employee related costs associated with the elimination of certain positions assumed in the Euroway acquisition offset by benefits from refinements in estimates from restructuring charges in the prior year. During 2012, we also recorded a pre-tax charge of $1 million associated with non-essential leased facilities assumed in the Hill Hire acquisition.

2011 Activity
During 2011, we eliminated certain positions and terminated non-essential equipment contracts assumed in the Hill Hire and Scully acquisitions, which resulted in a pre-tax charge of $4 million.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents a roll-forward of the activity and balances of our restructuring reserves, including discontinued operations for the years ended December 31, 2013 and 2012:

			Deductions
	Beginning Balance	Additions	Cash Payments	Non-Cash Reductions(1)	Foreign Translation Adjustment	Ending Balance
	(In thousands)
Year ended December 31, 2013:
Employee severance and benefits	$3,147	84	2,297	554	(40)	340
Contract termination costs	1,728	—	1,365	—	(44)	319
Total	$4,875	84	3,662	554	(84)	659

Year ended December 31, 2012:
Employee severance and benefits	$2,607	8,460	6,711	1,307	98	3,147
Contract termination costs	2,639	1,084	1,519	575	99	1,728
Total	$5,246	9,544	8,230	1,882	197	4,875
____________

(1)	Non-cash reductions represent adjustments to the restructuring reserve as actual costs were less than originally estimated.
At December 31, 2013, the majority of outstanding restructuring obligations are required to be paid by December 31, 2014.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6. RECEIVABLES

	December 31,
	2013	2012
	(In thousands)
Trade	$680,345	670,717
Direct financing leases	79,787	76,395
Income tax	2,920	6,596
Insurance (1)	6,911	17,345
Vendor rebates	5,916	5,547
Warranty claims	7,441	4,229
Other	11,005	10,365
	794,325	791,194
Allowance	(16,955)	(15,429)
Total	$777,370	775,765
 ____________

(1)	The 2012 balance includes $7 million of insurance recoveries from Superstorm Sandy. Refer to Note 27, "Other Matters," for additional information.

7.     PREPAID EXPENSES AND OTHER CURRENT ASSETS

	December 31,
	2013	2012
	(In thousands)
Current deferred tax asset	$37,431	29,129
Restricted cash	10,655	102
Prepaid vehicle licenses	49,121	46,784
Prepaid operating taxes	14,321	13,322
Prepaid real estate rent	4,507	4,351
Prepaid contract incentives	4,556	4,789
Prepaid software maintenance costs	2,813	3,928
Interest rate swap agreement	—	1,313
Prepaid insurance	8,798	8,810
Prepaid sales commissions	10,033	7,908
Other	17,028	13,498
Total	$159,263	133,934
8.     REVENUE EARNING EQUIPMENT

	Estimated Useful Lives	December 31, 2013			December 31, 2012
		Cost	Accumulated Depreciation	Net Book Value (1)	Cost	Accumulated Depreciation	Net Book Value (1)
	(In years)	(In thousands)
Held for use:
Full service lease	3 — 12	$7,436,093	(2,537,077)	4,899,016	6,728,746	(2,500,786)	4,227,960
Commercial rental	4.5 — 12	2,210,863	(747,283)	1,463,580	2,041,698	(660,356)	1,381,342
Held for sale		439,983	(311,742)	128,241	499,074	(353,768)	145,306
Total		$10,086,939	(3,596,102)	6,490,837	9,269,518	(3,514,910)	5,754,608
_______________

(1)
Revenue earning equipment, net includes vehicles under capital leases of $54 million, less accumulated depreciation of $22 million, at December 31, 2013 and $56 million, less accumulated depreciation of $17 million, at December 31, 2012.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Depreciation expense was $884 million, $867 million and $800 million in 2013, 2012 and 2011, respectively. At the end of each fiscal year, we review residual values and useful lives of revenue earning equipment. Based on the results of these analyses, we adjust the estimated residual values and useful lives of certain classes of revenue earning equipment effective January 1 of the following year. The change in estimated residual values and useful lives increased pre-tax earnings by approximately $30 million in 2013 compared with 2012, and approximately $18 million in 2012 compared with 2011.
9.     OPERATING PROPERTY AND EQUIPMENT

	Estimated Useful Lives	December 31,
		2013	2012
	(In years)	(In thousands)
Land	—	$193,031	190,357
Buildings and improvements	10 — 40	715,965	716,743
Machinery and equipment	3 — 10	595,244	578,718
Other	3 — 10	120,703	105,255
		1,624,943	1,591,073
Accumulated depreciation		(991,117)	(966,220)
Total		$633,826	624,853

Depreciation expense was $73 million in both 2013 and 2012, respectively, and $72 million in 2011.

10.     GOODWILL
The carrying amount of goodwill attributable to each reportable business segment with changes therein was as follows:

	Fleet Management Solutions	Supply Chain Solutions	Total
	(In thousands)
Balance at January 1, 2012
Goodwill	$216,559	189,968	406,527
Accumulated impairment losses	(10,322)	(18,899)	(29,221)
	206,237	171,069	377,306
Acquisitions	6,033	—	6,033
Purchase accounting adjustments	215	97	312
Foreign currency translation adjustment	322	243	565
Balance at December 31, 2012
Goodwill	223,129	190,308	413,437
Accumulated impairment losses	(10,322)	(18,899)	(29,221)
	212,807	171,409	384,216
Purchase accounting adjustments	377	—	377
Foreign currency translation adjustment	(302)	(572)	(874)
Balance at December 31, 2013
Goodwill	223,204	189,736	412,940
Accumulated impairment losses	(10,322)	(18,899)	(29,221)
	$212,882	170,837	383,719

Purchase accounting adjustments in 2013 primarily related to changes in the fair value of acquired revenue earning equipment. We did not adjust the December 31, 2012 balance sheet as the amounts are not material.
We assess goodwill for impairment on April 1st of each year or more often if deemed necessary. For our annual goodwill impairment test on April 1, 2013, we performed a qualitative test for all of our reporting units. After performing the qualitative assessment, we concluded it is more likely than not that fair values are greater than carrying values and determined that quantitative testing was not necessary.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11.     INTANGIBLE ASSETS

	December 31,
	2013	2012
	(In thousands)
Indefinite lived intangible assets — Trade name	$9,084	9,084
Finite lived intangible assets:
Customer relationship intangibles	95,683	95,683
Other intangibles, primarily trade name	2,254	2,254
Accumulated amortization	(35,478)	(27,860)
	62,459	70,077
Foreign currency translation adjustment	863	1,314
Total	$72,406	80,475

The Ryder trade name has been identified as having an indefinite useful life. Customer relationship intangibles are being amortized on a straight-line basis over their estimated useful lives, generally 10-16 years. We recorded amortization expense associated with finite lived intangible assets of approximately $8 million in 2013, 2012 and 2011. The future amortization expense for each of the five succeeding years related to all intangible assets that are currently recorded in the Consolidated Balance Sheets is estimated to be as follows at December 31, 2013:

(In thousands)
2014	$6,545
2015	6,428
2016	6,420
2017	6,420
2018	5,948

Total	$31,761

12.     DIRECT FINANCING LEASES AND OTHER ASSETS

	December 31,
	2013	2012
	(In thousands)
Direct financing leases, net	$320,327	315,528
Investments held in Rabbi Trusts	32,519	22,426
Insurance receivables	14,933	21,695
Debt issuance costs	16,570	16,323
Prepaid pension asset	23,556	6,090
Contract incentives	20,355	17,613
Interest rate swap agreements	9,333	15,412
Other	22,908	19,503
Total	$460,501	434,590

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13.     ACCRUED EXPENSES AND OTHER LIABILITIES

	December 31, 2013			December 31, 2012
	Accrued Expenses	Non-Current Liabilities	Total	Accrued Expenses	Non-Current Liabilities	Total
	(In thousands)
Salaries and wages	$106,281	—	106,281	86,776	—	86,776
Deferred compensation	2,505	31,896	34,401	1,630	24,918	26,548
Pension benefits	3,660	292,155	295,815	3,309	597,275	600,584
Other postretirement benefits	2,414	28,374	30,788	2,683	37,916	40,599
Insurance obligations (1)	125,835	186,700	312,535	133,459	178,714	312,173
Residual value guarantees	—	239	239	1,505	130	1,635
Accrued rent	4,373	3,372	7,745	9,244	9,405	18,649
Environmental liabilities	4,515	8,548	13,063	4,201	8,415	12,616
Asset retirement obligations	6,144	19,403	25,547	3,642	17,116	20,758
Operating taxes	94,188	—	94,188	91,419	—	91,419
Income taxes	2,623	62,569	65,192	8,288	57,590	65,878
Interest	33,654	—	33,654	35,798	—	35,798
Deposits, mainly from customers	55,854	6,239	62,093	51,671	6,236	57,907
Deferred revenue	15,123	—	15,123	21,557	—	21,557
Acquisition holdbacks	2,012	—	2,012	1,637	2,673	4,310
Other	37,156	15,566	52,722	48,888	8,544	57,432
Total	$496,337	655,061	1,151,398	505,707	948,932	1,454,639
_________________
(1) Insurance obligations are primarily comprised of self-insured claim liabilities.

We retain a portion of the accident risk under vehicle liability and workers’ compensation insurance programs. Self-insurance accruals are based primarily on actuarially estimated, undiscounted cost of claims, and include claims incurred but not reported. Such liabilities are based on estimates. Historical loss development factors are utilized to project the future development of incurred losses, and these amounts are adjusted based upon actual claim experience and settlements. While we believe the amounts are adequate, there can be no assurance that changes to our estimates may not occur due to limitations inherent in the estimation process. During 2013, 2012 and 2011, we recorded a benefit within earnings from continuing operations of $5 million, $1 million, and $4 million, respectively, from development in estimated prior years’ self-insured loss reserves for the reasons noted above.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

14.     INCOME TAXES
The components of earnings from continuing operations before income taxes and the provision for income taxes from continuing operations were as follows:

	Years ended December 31,
	2013	2012	2011
	(In thousands)
Earnings from continuing operations before income taxes:
United States	$302,689	241,672	223,209
Foreign	66,206	61,445	56,178
Total	$368,895	303,117	279,387
Current tax expense (benefit) from continuing operations:
Federal (1)	$233	(4,157)	1,615
State (1)	4,194	11,514	7,785
Foreign	7,691	7,759	8,603
	12,118	15,116	18,003
Deferred tax expense from continuing operations:
Federal	98,036	77,819	67,849
State	15,399	3,871	17,247
Foreign	146	5,412	4,920
	113,581	87,102	90,016
Provision for income taxes from continuing operations	$125,699	102,218	108,019
______________

(1)	Excludes federal and state tax benefits resulting from the exercise of stock options and vesting of restricted stock awards, which were credited directly to “Additional paid-in capital.”
A reconciliation of the federal statutory tax rate with the effective tax rate from continuing operations follows:

	Years ended December 31,
	2013	2012	2011
	(Percentage of pre-tax earnings)
Federal statutory tax rate	35.0	35.0	35.0
Impact on deferred taxes for changes in tax rates	0.1	—	2.6
State income taxes, net of federal income tax benefit	4.0	4.1	3.9
Foreign rates varying from federal	(4.1)	(2.8)	(2.3)
Tax reviews and audits	(0.8)	(2.7)	(0.9)
Miscellaneous items, net	(0.1)	0.1	0.4
Effective tax rate	34.1	33.7	38.7

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Tax Law Changes
The effects of changes in tax laws on deferred tax balances are recognized in the period the new legislation is enacted. The following provides a summary of the impact of changes in tax laws on net earnings from continuing operations by tax jurisdiction:

Tax Jurisdiction	Enactment Date	Net Earnings
		(in thousands)
2013
Puerto Rico	June 30, 2013	$(503)
United Kingdom	July 17, 2013	$485

2012
United Kingdom	July 17, 2012	$(856)
Canada	June 20, 2012	$(671)

2011
State of Michigan	May 25, 2011	$(5,350)
State of Illinois	January 13, 2011	$(1,221)

Deferred Income Taxes
The components of the net deferred income tax liability were as follows:

	December 31,
	2013	2012
	(In thousands)
Deferred income tax assets:
Self-insurance accruals	$69,291	52,177
Net operating loss carryforwards	361,136	258,808
Alternative minimum taxes	10,727	9,679
Accrued compensation and benefits	60,039	61,095
Federal benefit on state tax positions	18,417	17,925
Pension benefits	87,745	204,069
Miscellaneous other accruals	39,414	39,708
	646,769	643,461
Valuation allowance	(33,793)	(38,182)
	612,976	605,279
Deferred income tax liabilities:
Property and equipment bases difference	(1,943,923)	(1,734,508)
Other items	(22,503)	(18,716)
	(1,966,426)	(1,753,224)
Net deferred income tax liability (1)	$(1,353,450)	(1,147,945)
______________

(1)	Deferred tax assets of $37 million and $29 million have been included in “Prepaid expenses and other current assets” at December 31, 2013 and 2012, respectively.

We do not provide for U.S. deferred income taxes on temporary differences related to our foreign investments that are considered permanent in duration. These temporary differences consist primarily of undistributed foreign earnings of $600 million at December 31, 2013. A full foreign tax provision has been made on these undistributed foreign earnings. Determination of the amount of deferred taxes on these temporary differences is not practicable due to foreign tax credits and exclusions.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

At December 31, 2013, we had U.S. federal tax effected net operating loss carryforwards of $274 million and various U.S. subsidiaries had state tax effected net operating loss carryforwards of $57 million both expiring through tax year 2029. We also had foreign tax effected net operating losses of $30 million that are available to reduce future income tax payments in several countries, subject to varying expiration rules. A valuation allowance has been established to reduce deferred income tax assets, principally foreign tax loss carryforwards, to amounts more likely than not to be realized. We had unused alternative minimum tax credits, for tax purposes, of $11 million at December 31, 2013 available to reduce future income tax liabilities. The alternative minimum tax credits may be carried forward indefinitely.
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

Foreign — we are no longer subject to foreign tax examinations by tax authorities for tax years before 2006 in Canada, 2008 in Brazil, 2008 in Mexico and 2011 in the U.K., which are our major foreign tax jurisdictions. Refer to Note 4, "Discontinued Operations," for further discussion on various assessments related to our former South American operations.
The following table summarizes the activity related to unrecognized tax benefits (excluding the federal benefit received from state positions):

	December 31,
	2013	2012	2011
	(In thousands)
Balance at January 1	$52,271	62,247	61,236
Additions based on tax positions related to the current year	7,606	3,980	3,776
Reductions due to lapse of applicable statutes of limitation	(3,064)	(13,956)	(2,765)
Gross balance at December 31	56,813	52,271	62,247
Interest and penalties	5,756	5,319	6,933
Balance at December 31	$62,569	57,590	69,180
Of the total unrecognized tax benefits, $44 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods. The total amount includes $5 million and $4 million of interest and penalties, at December 31, 2013 and 2012, respectively, net of the federal benefit on state issues. For the years ended December 31, 2013, 2012 and 2011, we recognized an income tax benefit related to interest and penalties of $1 million in each period, within “Provision for income taxes” in our Consolidated Statements of Earnings. Unrecognized tax benefits related to federal, state and foreign tax positions may decrease by $3 million by December 31, 2014, if audits are completed or tax years close during 2014.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Like-Kind Exchange Program
We have a like-kind exchange program for certain of our U.S.-based revenue earning equipment. Pursuant to the program, we dispose of vehicles and acquire replacement vehicles in a form whereby tax gains on disposal of eligible vehicles are deferred. To qualify for like-kind exchange treatment, we exchange through a qualified intermediary eligible vehicles being disposed of with vehicles being acquired, allowing us to generally carryover the tax basis of the vehicles sold (“like-kind exchanges”). The program results in a material deferral of federal and state income taxes, and a decrease in cash taxes in periods when we are not in a net operating loss (NOL) position. As part of the program, the proceeds from the sale of eligible vehicles are restricted for the acquisition of replacement vehicles and other specified applications. Due to the structure utilized to facilitate the like-kind exchanges, the qualified intermediary that holds the proceeds from the sales of eligible vehicles and the entity that holds the vehicles to be acquired under the program are required to be consolidated in the accompanying Consolidated Financial Statements in accordance with U.S. GAAP. The total assets, primarily revenue earning equipment, and the total liabilities, primarily vehicle accounts payable, held by these consolidated entities are equal in value as these entities are solely structured to facilitate the like-kind exchanges. At December 31, 2013 and 2012, these consolidated entities had total assets, primarily revenue earning equipment, and total liabilities, primarily accounts payable of $246 million and $26 million, respectively.
In the second quarter of 2012, we began to restructure and centralize the administration of vehicle purchasing, licensing and sales in order to reduce vehicle acquisition costs as well as realize operational efficiencies. During 2012, we were in a NOL position for tax purposes and were not realizing any benefits from the like-kind exchange program. As a result of those events, effective April 1, 2012, we temporarily suspended the like-kind exchange program. Once we suspended the program, tax gains on vehicles sold during that period were no longer deferred. Those tax gains resulted in an immaterial decrease in the NOL. Although the suspension did not impact our 2012 tax provision or capital spending program, our cash flows increased by $19 million from the release of the program's restricted cash.
In the first quarter of 2013, once we had completed our restructuring of the administrative processes for purchasing and selling vehicles, we reinstated our like-kind exchange program. The reinstated program operates, and will provide cash tax benefits, in the same manner as it did prior to suspension once we are no longer in a NOL position. Our cash flow declined $11 million as a result of the program's restricted cash. There were no other impacts to cash flow as a result of the program's reinstatement.

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

	December 31,
	2013	2012
	(In thousands)
Total minimum lease payments receivable	$633,445	629,919
Less: Executory costs	(198,755)	(201,777)
Minimum lease payments receivable	434,690	428,142
Less: Allowance for uncollectibles	(501)	(703)
Net minimum lease payments receivable	434,189	427,439
Unguaranteed residuals	57,424	60,764
Less: Unearned income	(91,499)	(96,280)
Net investment in direct financing and sales-type leases	400,114	391,923
Current portion	(79,787)	(76,395)
Non-current portion	$320,327	315,528
Our direct financing lease customers operate in a wide variety of industries, and we have no significant customer concentrations in any one industry. We assess credit risk for all of our customers including those who lease equipment under direct financing leases. Credit risk is assessed using an internally developed model which incorporates credit scores from third party providers and our own custom risk ratings and is updated on a monthly basis. The external credit scores are developed based on the customer’s historical payment patterns and an overall assessment of the likelihood of delinquent payments. Our internal ratings are weighted based on the industry that the customer operates, company size, years in business, and other credit-related indicators (i.e., profitability, cash flow, liquidity, tangible net worth, etc.). Any one of the following factors may result in a customer being classified as high risk: i) the customer has a history of late payments; ii) the customer has open lawsuits, liens or judgments; iii) the customer has been in business less than three years; and iv) the customer operates in an industry with low barriers to entry. For those customers who are designated as high risk, we typically require deposits to be paid in advance in order to mitigate our credit risk. Additionally, our receivables are collateralized by the vehicle’s fair value, which further mitigates our credit risk.
The following table presents the credit risk profile by creditworthiness category of our direct financing lease receivables at December 31, 2013:

	December 31,
	2013	2012
	(In thousands)
Very low risk to low risk	$203,556	193,123
Moderate	164,761	177,400
Moderately high to high risk	66,373	57,619

	$434,690	428,142

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table is a rollforward of the allowance for credit losses on direct financing lease receivables for the years ended December 31, 2013 and 2012:

(In thousands)
Balance at December 31, 2011	$903
Charged to earnings	812
Deductions	(1,012)
Balance at December 31, 2012	703
Charged to earnings	205
Deductions	(407)

Balance at December 31, 2013	$501
As of December 31, 2013 and 2012, the amount of direct financing lease receivables which were past due was not significant and there were no impaired receivables. Accordingly, there was no material risk of default with respect to the direct financing lease receivables as of December 31, 2013 or 2012.
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
We periodically enter into sale and leaseback transactions to lower the total cost of funding our operations and to diversify our funding among different types of funding instruments. These sale-leaseback transactions are often executed with third-party financial institutions not deemed to be VIEs. In general, these sale-leaseback transactions result in a reduction in revenue earning equipment and debt on the balance sheet, as proceeds from the sale of revenue earning equipment are used primarily to repay debt. Sale-leaseback transactions accounted for as operating leases will result in reduced depreciation and interest expense and increased equipment rental expense. We did not enter into any sale-leaseback transactions during 2013. During 2012, we completed a sale-leaseback transaction of revenue earning equipment with a third party and the leaseback was accounted for as an operating lease. Proceeds from the sale-leaseback transaction totaled $130 million. During 2011, we completed a sale-leaseback transaction of revenue earning equipment with a third party and the leaseback was accounted for as a capital lease. Proceeds from the sale-leaseback transaction totaled $37 million.
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
During 2013, 2012 and 2011, rent expense (including rent of facilities but excluding contingent rentals) was $153 million, $148 million, and $154 million, respectively. During 2013, 2012 and 2011, contingent rental expense comprised of residual value guarantees, payments based on miles run and adjustments to rental payments for changes in interest rates on all other leased vehicles was $1 million, $1 million, and $2 million, respectively.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Lease Payments
Future minimum payments for leases in effect at December 31, 2013 were as follows:

	As Lessor (1)		As Lessee
	Operating Leases	Direct Financing Leases	Operating Leases
	(In thousands)
2014	$887,604	105,071	83,844
2015	718,429	91,281	65,934
2016	568,155	77,785	41,383
2017	420,288	59,161	25,205
2018	277,665	42,024	28,803
Thereafter	216,440	59,368	33,473
Total	$3,088,581	434,690	278,642
____________________

(1)
Amounts do not include contingent rentals, which may be received under certain leases on the basis of miles of used or changes in the Consumer Price Index. Contingent rentals from operating leases included in revenue during 2013, 2012 and 2011 were $318 million, $319 million, and $303 million, respectively. Contingent rentals from direct financing leases included in revenue during 2013, 2012, and 2011 were $11 million in all periods.

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

16.     DEBT

	Weighted-Average Interest Rate
	December 31,			December 31,
	2013	2012	Maturities	2013	2012
				(In thousands)
Short-term debt and current portion of long-term debt:
Short-term debt	1.70%	2.27%	2014	$1,315	9,820
Current portion of long-term debt, including capital leases				258,123	358,155
Total short-term debt and current portion of long-term debt				259,438	367,975
Long-term debt:
U.S. commercial paper(1)	0.28%	0.41%	2018	486,939	329,925
Canadian commercial paper(1)	1.13%	1.14%	2018	11,297	23,165
Global revolving credit facility	—%	1.58%	2018	—	8,924
Unsecured U.S. notes – Medium-term notes(1)	3.76%	4.01%	2014-2025	3,271,734	2,971,313
Unsecured U.S. obligations, principally bank term loans	1.45%	1.56%	2015-2018	55,500	105,500
Unsecured foreign obligations	1.99%	1.91%	2015-2016	315,558	313,406
Capital lease obligations	3.81%	4.08%	2014-2019	38,911	42,018
Total before fair market value adjustment				4,179,939	3,794,251
Fair market value adjustment on notes subject to hedging(2)				8,171	16,725
				4,188,110	3,810,976
Current portion of long-term debt, including capital leases				(258,123)	(358,155)
Long-term debt				3,929,987	3,452,821
Total debt				$4,189,425	3,820,796
_________________

(1)	We had unamortized original issue discounts of $8 million and $9 million at December 31, 2013 and 2012, respectively.

(2)
The notional amount of the executed interest rate swaps designated as fair value hedges was $400 million and $550 million at December 31, 2013 and 2012, respectively. Refer to Note 18, "Derivatives", for additional information.

Maturities of total debt are as follows:

	Capital Leases	Debt
	(In thousands)
2014	$9,383	251,315
2015	8,096	712,305
2016	6,505	872,994
2017	7,602	704,270
2018	5,807	1,185,649
Thereafter	4,987	415,810
Total	42,380	4,142,343
Imputed interest	(3,469)
Present value of minimum capitalized lease payments	38,911
Current portion	(8,123)
Long-term capitalized lease obligation	$30,788

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Debt Facilities
We maintain a $900 million global revolving credit facility with a syndicate of twelve lending institutions led by Bank of America N.A., Bank of Tokyo-Mitsubishi UFJ, Ltd., BNP Paribas, Mizuho Corporate Bank, Ltd., Royal Bank of Canada, Royal Bank of Scotland Plc, U.S. Bank National Association and Wells Fargo Bank, N.A. In October 2013, the maturity date of the global credit facility was extended from June 2016 to October 2018. The global facility is used primarily to finance working capital but can also be used to issue up to $75 million in letters of credit (there were no letters of credit outstanding against the facility at December 31, 2013). At our option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. The agreement previously provided for annual facility fees ranging from 10.0 basis points to 32.5 basis points. The amended agreement provides for annual facility fees which range from 8.0 basis points to 27.5 basis points and are based on Ryder’s long-term credit ratings. The previous annual facility fee was 15.0 basis points. This fee was amended to 12.5 basis points, which applies to the total facility size of $900 million. The credit facility contains no provisions limiting its availability in the event of a material adverse change to Ryder’s business operations; however, the credit facility does contain standard representations and warranties, events of default, cross-default provisions and certain affirmative and negative covenants. In order to maintain availability of funding, we must maintain a ratio of debt to consolidated net worth of less than or equal to 300%. Net worth, as defined in the credit facility, represents shareholders' equity excluding any accumulated other comprehensive income or loss associated with our pension and other postretirement plans. The ratio at December 31, 2013 was 177%. At December 31, 2013, $402 million was available under the credit facility, net of outstanding commercial paper borrowings.
Our global revolving credit facility enables us to refinance short-term obligations on a long-term basis. Settlement of short-term commercial paper obligations not expected to require the use of working capital are classified as long-term as we have both the intent and ability to refinance on a long-term basis. At December 31, 2013 and 2012, we classified $498 million and $353 million, respectively, of short-term commercial paper as long-term debt.
In February 2013, we issued $250 million of unsecured medium-term notes maturing in February 2019 and in November 2013, we issued $300 million of unsecured medium-term notes maturing in November 2018. The proceeds from these notes were used to pay down commercial paper and for general corporate purposes. If either of the notes are downgraded following, and as a result of, a change in control, the note holders can require us to repurchase all or a portion of the respective notes at a purchase price equal to 101% of principal plus accrued and unpaid interest.
We have a trade receivables purchase and sale program, pursuant to which we sell certain of our domestic trade accounts receivable to a bankruptcy remote, consolidated subsidiary of Ryder, that in turn sells, on a revolving basis, an ownership interest in certain of these accounts receivable to a receivables conduit or committed purchasers. The subsidiary is considered a VIE and is consolidated based on our control of the entity’s activities. We use this program to provide additional liquidity to fund our operations, particularly when it is cost effective to do so. The costs under the program may vary based on changes in interest rates. The available proceeds that may be received under the program are limited to $175 million. In October 2013, we renewed the trade receivables purchase and sale program. If no event occurs which causes early termination, the 364-day program will expire on October 24, 2014. The program contained provisions restricting its availability in the event of a material adverse change to our business operations or the collectibility of the collateralized receivables. At December 31, 2013 and 2012, no amounts were outstanding under the program. Sales of receivables under this program will be accounted for as secured borrowings based on our continuing involvement in the transferred assets.
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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

17.     FAIR VALUE MEASUREMENTS
The following tables present our assets and liabilities that are measured at fair value on a recurring basis and the levels of inputs used to measure fair value:

		Fair Value Measurements At December 31, 2013 Using
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(In thousands)
Assets:
Interest rate swaps	DFL and other assets	$—	9,333	—	9,333
Investments held in Rabbi Trusts:
Cash and cash equivalents		7,101	—	—	7,101
U.S. equity mutual funds		16,479	—	—	16,479
Foreign equity mutual funds		4,323	—	—	4,323
Fixed income mutual funds		4,616	—	—	4,616
Investments held in Rabbi Trusts	DFL and other assets	32,519	—	—	32,519
Total assets at fair value		$32,519	9,333	—	41,852
Liabilities:
Interest rate swaps	Other non-current liabilities	—	1,162	—	1,162
Total liabilities at fair value		$—	1,162	—	1,162

		Fair Value Measurements At December 31, 2012 Using
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(In thousands)
Assets:
Interest rate swap	Prepaid expenses and other current assets	$—	1,313	—	1,313
Interest rate swaps	DFL and other assets	—	15,412	—	15,412
Investments held in Rabbi Trusts:
Cash and cash equivalents		4,055	—	—	4,055
U.S. equity mutual funds		10,871	—	—	10,871
Foreign equity mutual funds		2,974	—	—	2,974
Fixed income mutual funds		4,526	—	—	4,526
Investments held in Rabbi Trusts	DFL and other assets	22,426	—	—	22,426
Total assets at fair value		$22,426	16,725	—	39,151
Liabilities:
Contingent consideration	Other non-current liabilities	—	—	478	478
Total liabilities at fair value		$—	—	478	478

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents our assets that are measured at fair value on a nonrecurring basis and the levels of inputs used to measure fair value:

	Fair Value Measurements At December 31, 2013 Using			Year ended December 31, 2013
	Level 1	Level 2	Level 3	Total Losses (2)
Assets held for sale:
Revenue earning equipment: (1)
Trucks	$—	—	13,326	$9,926
Tractors	—	—	10,339	4,824
Trailers	—	—	723	1,678
Total assets at fair value	$—	—	24,388	$16,428

	Fair Value Measurements At December 31, 2012 Using			Year ended December 31, 2012
	Level 1	Level 2	Level 3	Total Losses (2)
Assets held for sale:
Revenue earning equipment (1)
Trucks	$—	—	14,263	$12,853
Tractors	—	—	11,619	4,058
Trailers	—	—	585	1,489
Total assets at fair value	$—	—	26,467	$18,400
______________

(1)	Represents the portion of all revenue earning equipment held for sale that is recorded at fair value, less costs to sell.

(2)	Total losses represent fair value adjustments for all vehicles held for sale throughout the period for which fair value less costs to sell was less than carrying value.
Revenue earning equipment held for sale is stated at the lower of carrying amount or fair value less costs to sell. Losses to reflect changes in fair value are presented within “Other operating expenses” in the Consolidated Statements of Earnings. For revenue earning equipment held for sale, we stratify our fleet by vehicle type (tractors, trucks and trailers), weight class, age and other relevant characteristics and create classes of similar assets for analysis purposes. Fair value was determined based upon recent market prices obtained from our own sales experience for sales of each class of similar assets and vehicle condition. Therefore, our revenue earning equipment held for sale was classified within Level 3 of the fair value hierarchy. During the years ended December 31, 2013, 2012, and 2011, we recorded losses to reflect changes in fair value of $16 million, $18 million and $9 million, respectively.
Total fair value of debt (excluding capital lease obligations) at December 31, 2013 and 2012 was $4.28 billion and $$3.99 billion, respectively. For publicly-traded debt, estimates of fair value are based on market prices. Since our publicly-traded debt is not actively traded, the fair value measurement was classified within Level 2 of the fair value hierarchy. For other debt, fair value is estimated based on rates currently available to us for debt with similar terms and remaining maturities. Therefore, the fair value measurement of our other debt was classified within Level 2 of the fair value hierarchy. The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturities of these financial instruments.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

As of December 31, 2013, we have interest rate swaps outstanding which are designated as fair value hedges whereby we receive fixed interest rate payments in exchange for making variable interest rate payments. The differential to be paid or received is accrued and recognized as interest expense. The following table provides a detail of the swaps outstanding and the related hedged items as of December 31, 2013:

		Face value of medium-term notes	Aggregate notional amount of interest rate swaps		Weighted-average variable interest rate on hedged debt as of December 31,
Issuance date	Maturity date			Fixed interest rate	2013	2012
		(Dollars in thousands)
May 2011	June 2017	$350,000	$150,000	3.50%	1.44%	1.62%
February 2011	March 2015	$350,000	$150,000	3.15%	1.34%	1.66%
November 2013	November 2018	$300,000	$100,000	2.45%	1.19%	—
Changes in the fair value of our interest rate swaps are offset by changes in the fair value of the debt instrument. Accordingly, there is no ineffectiveness related to the interest rate swaps. The location and amount of (gains) losses on derivative instruments and related hedged items reported in the Consolidated Statements of Earnings were as follows:

	Location of (Gain) Loss Recognized in Income	December 31,
Fair Value Hedging Relationship		2013	2012	2011
		(In thousands)
Derivative: Interest rate swap	Interest expense	$(8,554)	(5,118)	6,414
Hedged item: Fixed-rate debt	Interest expense	8,554	5,118	(6,414)
Total		$—	—	—

Refer to Note 17, “Fair Value Measurements,” for disclosures of the fair value and line item caption of derivative instruments recorded on the Consolidated Balance Sheets.
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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

At December 31, 2013 and 2012, the maximum determinable exposure of each type of guarantee and the corresponding liability, if any, recorded on the Consolidated Balance Sheets were as follows:

	December 31, 2013		December 31, 2012
Guarantee	Maximum Exposure of Guarantee	Carrying Amount of Liability	Maximum Exposure of Guarantee	Carrying Amount of Liability
	(In thousands)
Vehicle residual value guarantees (end of lease term) — operating leases (1)	$24,059	$—	24,558	11
Standby letters of credit	6,234	6,234	6,234	6,234
Total	$30,293	$6,234	30,792	6,245
________________

(1)
 Amounts exclude contingent rentals associated with residual value guarantees on certain vehicles held under operating leases for which the guarantees are conditioned upon disposal of the leased vehicles prior to the end of their lease term. At December 31, 2013 and 2012, our maximum exposure for such guarantees was approximately $120 million and $183 million, respectively, with $0.2 million and $2 million recorded as a liability at December 31, 2013 and 2012, respectively.

We have provided partial end of lease term residual value guarantees as part of a sale leaseback transaction in 2012. If the sales proceeds from the final disposition of the specified vehicles are less than the residual value guarantee, we are required to pay the difference to the lessor. The leases expire periodically through 2019. At December 31, 2013, our maximum exposure for such guarantees was approximately $24 million. No liability has been recognized as of December 31, 2013 because we do not expect to pay any guaranteed amounts to the lessor based on current market conditions. The payments associated with the end of lease term residual value guarantees have been included in our future minimum lease payments for leases in effect as of December 31, 2013. See Note 15, "Leases," for further information.
At December 31, 2013 and 2012, we had letters of credit and surety bonds outstanding, which primarily guarantee various insurance activities as noted in the following table:

	December 31,
	2013	2012
	(In thousands)
Letters of credit	$210,995	198,227
Surety bonds	99,486	95,856
Certain of these letters of credit and surety bonds guarantee insurance activities associated with insurance claim liabilities transferred in conjunction with the sale of our automotive transport business, reported as discontinued operations in previous years. To date, the insurance claims representing per-claim deductibles payable under third-party insurance policies have been paid and continue to be paid by the company that assumed such liabilities. However, if all or a portion of the estimated outstanding assumed claims of approximately $6 million at December 31, 2013 are unable to be paid, the third-party insurers may have recourse against certain of the outstanding letters of credit provided by Ryder in order to satisfy the unpaid claim deductibles. In 2009, in order to reduce our potential exposure to these claims, we drew upon an outstanding letter of credit provided by the purchaser and have a deposit and corresponding liability, both of which are outstanding at December 31, 2013. Periodically, an actuarial valuation is made in order to better estimate the amount of outstanding insurance claim liabilities.

20.     SHARE REPURCHASE PROGRAMS

In December 2013, our Board of Directors authorized a share repurchase program intended to mitigate the dilutive impact of shares issued under our various employee stock, stock option and employee stock purchase plans. Under the December 2013 program, management is authorized to repurchase shares of common stock in an amount not to exceed the number of shares issued to employees under the Company’s various employee stock, stock option and employee stock purchase plans from December 1, 2013 through December 31, 2015. The December 2013 program limits aggregate share repurchases to no more than 2 million shares of Ryder common stock. Share repurchases of common stock are made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. Management may establish prearranged written plans for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the December 2013 program, which allow for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan. We did not repurchase any shares under this program in 2013.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In December 2011, our Board of Directors authorized a share repurchase program intended to mitigate the dilutive impact of shares issued under our various employee stock, stock option and employee stock purchase plans. Under the December 2011 program, management is authorized to repurchase shares of common stock in an amount not to exceed the number of shares issued to employees under the Company’s various employee stock, stock option and employee stock purchase plans from December 1, 2011 through December 13, 2013. The December 2011 program limits aggregate share repurchases to no more than 2 million shares of Ryder common stock. During 2012, we repurchased and retired 543,923 shares under this program at an aggregate amount of $26 million . We did not repurchase any shares under this program in 2013 or 2011.
In December 2009, our Board of Directors authorized a two-year anti-dilutive share repurchase program. The December 2009 program limited aggregate share repurchases to no more than 2 million shares of Ryder common stock. During 2011, we repurchased and retired 1,175,783 shares under this program at an aggregate cost of $59 million .
21.     ACCUMULATED OTHER COMPREHENSIVE LOSS
The Comprehensive income (loss) presents a measure of all changes in shareholders’ equity except for changes resulting from transactions with shareholders in their capacity as shareholders. The following summary sets forth the components of accumulated other comprehensive loss, net of tax:

	Currency Translation Adjustments	Net Actuarial Loss (1)	Prior Service Credit (1)	Transition Obligation (1)	Unrealized Gain on Derivatives	Accumulated Other Comprehensive Loss
	(In thousands)
January 1, 2011	$45,987	(428,532)	5,912	34	—	(376,599)
Amortization	—	13,146	(1,621)	(22)	—	11,503
Current period change	(17,768)	(184,301)	—	—	—	(202,069)
December 31, 2011	28,219	(599,687)	4,291	12	—	(567,165)
Amortization	—	20,315	(1,657)	—	—	18,658
Current period change	29,629	(68,753)	—	—	12	(39,112)
December 31, 2012	57,848	(648,125)	2,634	12	12	(587,619)
Amortization	—	22,832	(1,340)	(12)	—	21,480
Current period change	(22,079)	147,410	2,466	—	94	127,891
December 31, 2013	$35,769	(477,883)	3,760	—	106	(438,248)
_______________________

(1)	These amounts are included in the computation of net periodic pension cost. See Note 24, "Employee Benefit Plans," for further information.

The loss from currency translation adjustments in 2013 of $22 million was due to the weakening of the Canadian Dollar compared to the U.S. Dollar, which was partially offset by the strengthening of the British Pound. The currency translation adjustment in 2012 of $30 million reflects the strengthening of the Canadian Dollar and the British Pound against the U.S. Dollar. The loss from currency translation adjustments in 2011 of $18 million was due to the weakening of the Canadian Dollar compared to the U.S. Dollar.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

22.    EARNINGS PER SHARE INFORMATION
The following table presents the calculation of basic and diluted earnings per common share from continuing operations:

	Years ended December 31,
	2013	2012	2011
	(In thousands, except per share amounts)
Earnings per share — Basic:
Earnings from continuing operations	$243,196	200,899	171,368
Less: Distributed and undistributed earnings allocated to nonvested stock	(2,173)	(2,566)	(2,751)
Earnings from continuing operations available to common shareholders — Basic	$241,023	198,333	168,617

Weighted average common shares outstanding— Basic	51,617	50,449	50,500

Earnings from continuing operations per common share — Basic	$4.67	3.93	3.34

Earnings per share — Diluted:
Earnings from continuing operations	$243,196	200,899	171,368
Less: Distributed and undistributed earnings allocated to nonvested stock	(2,159)	(2,556)	(2,737)
Earnings from continuing operations available to common shareholders — Diluted	$241,037	198,343	168,631

Weighted average common shares outstanding— Basic	51,617	50,449	50,500
Effect of dilutive equity awards	454	291	378
Weighted average common shares outstanding— Diluted	52,071	50,740	50,878

Earnings from continuing operations per common share — Diluted	$4.63	3.91	3.31
Anti-dilutive equity awards and market-based restrictive stocks rights not included above	785	2,278	1,514
23.    SHARE-BASED COMPENSATION PLANS
The following table provides information on share-based compensation expense and income tax benefits recognized in 2013, 2012 and 2011:

	Years ended December 31,
	2013	2012	2011
	(In thousands)
Stock option and stock purchase plans	$8,303	9,469	9,497
Nonvested stock	11,007	9,395	7,926
Share-based compensation expense	19,310	18,864	17,423
Income tax benefit	(6,224)	(6,309)	(5,794)
Share-based compensation expense, net of tax	$13,086	12,555	11,629
Total unrecognized pre-tax compensation expense related to share-based compensation arrangements at December 31, 2013 was $22 million and is expected to be recognized over a weighted-average period of approximately 1.60 years. The total fair value of equity awards vested during the years ended December 31, 2013, 2012, and 2011 were $12 million, $12 million and $23 million, respectively.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Share-Based Incentive Awards

Share-based incentive awards are provided to employees under the terms of various share-based compensation plans (collectively, the “Plans”). The Plans are administered by the Compensation Committee of the Board of Directors. Awards under the Plans principally include at-the-money stock options, nonvested stock and cash awards. Nonvested stock awards include grants of market-based, performance-based, and time-vested restricted stock rights. Under the terms of our Plans, dividends may be paid on our stock options and nonvested stock awards. We have historically paid dividends on nonvested stock awards but not on our stock option awards. Dividends on nonvested stock granted after 2011 are not paid unless the award vests. Upon vesting, the amount of the dividends paid is equal to the aggregate dividends declared on common shares during the period from the date of grant of the award until the date the shares underlying the award are delivered. For grants prior to 2012, participants are entitled to non-forfeitable dividend equivalents on such awarded shares, but the sale or transfer of these shares is restricted during the vesting period. There are 2.6 million shares authorized and available to be granted under the Plans as of December 31, 2013.
A majority of share-based compensation expense is generated from stock options. Stock options are awards which allow employees to purchase shares of our stock at a fixed price. Stock option awards are granted at an exercise price equal to the market price of our stock at the time of grant. These awards, which generally vest one-third each year, are fully vested three years from the grant date. The stock options granted in 2013 have contractual terms of ten years and stock options granted in 2012 and 2011 have contractual terms of seven years.
Restricted stock awards are nonvested stock rights that are granted to employees and entitle the holder to shares of common stock as the award vests. Time-vested restricted stock rights typically vest in three years regardless of company performance. The fair value of the time-vested awards is determined and fixed on the grant date based on Ryder’s stock price on the date of grant.
During 2013, performance-based restricted stock awards were granted, which include a performance-based vesting condition. The awards are segmented into three performance periods of one, two and three years. For these awards, 25%-125% of the awards may be earned based on Ryder's 2013 adjusted return on capital (ROC) measured against a ROC target. If earned, employees will receive the grant of stock three years after the grant date, provided they continue to be employed with Ryder, subject to Compensation Committee approval. The fair value of the performance-based restricted stock awards is determined and fixed on the grant date based on Ryder’s stock price on the date of grant. Share-based compensation expense is recognized on a straight-line basis over the vesting period, based upon the probability that the performance target will be met. During 2013, 31,000 performance-based restricted stock rights were also awarded under the Plans for which the annual ROC target will be determined in future years. These awards will be considered granted under accounting guidance for stock compensation once the Compensation Committee approves the annual ROC target and communicates the terms of the awards to the recipients.
Market-based restricted stock awards include a market-based vesting provision. The awards are segmented into three performance periods of one, two and three years. At the end of each performance period, 25%-125% of the award may be earned based on Ryder's total shareholder return (TSR) compared to the target TSR of a peer group over the applicable performance period. For the 2013 awards, Ryder's TSR will be compared to the TSR of a custom peer group. For the 2012 awards, Ryder's TSR will be compared to the TSR of the S&P 500. If earned, employees will receive the grant of stock at the end of the relevant three year performance period provided they continue to be employed with Ryder, subject to Compensation Committee approval. The fair value of the market-based awards is determined on the date of grant and is based on the likelihood of Ryder achieving the market-based condition. Share-based compensation expense on the market-based restricted stock awards is recognized regardless of whether the awards vest.
Certain employees also received market-based cash awards as part of our long-term incentive compensation program. The cash awards have the same vesting provisions as the market-based restricted stock rights granted in the respective years except that, for 2011, Ryder’s TSR must at least meet the TSR of the 33rd percentile of the S&P 500. The cash awards are accounted for as liability awards as the awards are based upon the performance of our common stock and are settled in cash. As a result, the liability is adjusted to reflect fair value at the end of each reporting period. The fair value of the cash awards was estimated using a lattice-based option pricing valuation model that incorporates a Monte-Carlo simulation. The liability related to the cash awards was $2 million and $4 million at December 31, 2013 and December 31, 2012, respectively.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table is a summary of compensation expense recognized related to cash awards in addition to share-based compensation expense reported in the previous table.

	Years ended December 31
	2013	2012	2011
	(In thousands)
Cash awards	$996	1,099	1,882
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

Option Awards
The following is a summary of option activity under our stock option plans as of and for the year ended December 31, 2013:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Options outstanding at January 1	3,148	$46.36
Granted	391	58.27
Exercised	(1,730)	45.28
Forfeited or expired	(92)	49.56
Options outstanding at December 31	1,717	$49.99	4.9	$40,861
Vested and expected to vest at December 31	1,653	$49.75	4.5	$39,730
Exercisable at December 31	889	$45.34	3.2	$25,285
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
Information about options in various price ranges at December 31, 2013 follows:

	Options Outstanding			Options Exercisable
Price Ranges	Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
	(In thousands)	(In years)		(In thousands)
Less than $45.00	354	2.9	$33.14	354	$33.14
45.00-50.00	412	4.1	49.39	254	49.39
50.00-55.00	413	4.9	53.57	128	53.47
55.00 and over	538	6.9	58.79	153	60.07
Total	1,717	4.9	$49.99	889	$45.34

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Restricted Stock Awards
The following is a summary of the status of Ryder’s nonvested restricted stock awards as of and for the year ended December 31, 2013:

	Time-Vested		Market-Based Vested		Performance-Based Vested
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
	(In thousands)		(In thousands)		(In thousands)
Nonvested stock outstanding at January 1	440	$49.16	387	$25.35	—	$—
Granted	162	58.39	23	53.66	16	58.27
Vested	(58)	40.19	—	—	—	—
Forfeited	(10)	58.85	(205)	20.19	(1)	58.21
Nonvested stock outstanding at December 31	534	$52.58	205	$33.71	15	$58.27

Stock Purchase Plan
We maintain an Employee Stock Purchase Plan (ESPP), which enables eligible participants in the U.S. and Canada to purchase full or fractional shares of Ryder common stock through payroll deductions of up to 15% of eligible compensation. The ESPP provides for quarterly offering periods during which shares may be purchased at 85% of the fair market value on either the first or the last trading day of the quarter, whichever is less. Stock purchased under the ESPP must generally be held for 90 days. The amount of shares authorized to be issued under the existing ESPP was 4.5 million at December 31, 2013. There were 0.5 million unused shares available to be purchased under the ESPP at December 31, 2013.
The following table summarizes the status of Ryder’s ESPP:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at January 1	—	$—
Granted	194	48.72
Exercised	(194)	48.72
Forfeited or expired	—	—
Outstanding at December 31	—	$—	—	$—
Exercisable at December 31	—	$—	—	$—
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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the weighted-average assumptions used for options granted:

	Years ended December 31,
	2013	2012	2011
Option plans:
Expected dividends	2.1%	2.2%	2.2%
Expected volatility	35.1%	40.7%	38.7%
Risk-free rate	0.7%	0.6%	1.7%
Expected term in years	4.3 years	3.7 years	3.6 years
Grant-date fair value	$13.97	$14.07	$12.88
Purchase plan:
Expected dividends	2.2%	2.7%	2.4%
Expected volatility	28.0%	32.7%	32.8%
Risk-free rate	0.1%	0.1%	0.1%
Expected term in years	0.25 years	0.25 years	0.25 years
Grant-date fair value	$11.73	$9.53	$10.21

Exercise of Employee Stock Options and Purchase Plans
The total intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was $30 million, $6 million, and $9 million, respectively. The total cash received from employees as a result of exercises under all share-based employee compensation arrangements for the years ended December 31, 2013, 2012 and 2011 was $87 million, $28 million, and $33 million, respectively. In connection with these exercises, the tax benefits generated from share-based employee compensation arrangements were $4 million, $1 million, and $1 million for the years ended December 31, 2013, 2012, and 2011, respectively.
24.    EMPLOYEE BENEFIT PLANS
Pension Plans
We historically sponsored several defined benefit pension plans covering most employees not covered by union-administered plans, including certain employees in foreign countries. These plans generally provided participants with benefits based on years of service and career-average compensation levels. The funding policy for these plans is to make contributions based on annual service costs plus amortization of unfunded past service liability, but not greater than the maximum allowable contribution deductible for federal income tax purposes. We may, from time to time, make voluntary contributions to our pension plans, which exceed the amount required by statute. The majority of the plans’ assets are invested in a master trust that, in turn, is invested primarily in commingled funds whose investments are listed stocks and bonds. As discussed under the Pension Amendments section, we have frozen all of our major defined benefit pension plans.
We have a non-qualified supplemental pension plan covering certain U.S. employees, which provides for incremental pension payments from our funds so that total pension payments equal the amounts that would have been payable from our principal pension plans if it were not for limitations imposed by income tax regulations. The accrued pension liability related to this plan was $44 million and $46 million at December 31, 2013 and 2012, respectively.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Pension Expense
Pension expense from continuing operations was as follows:

	Years ended December 31,
	2013	2012	2011
	(In thousands)
Company-administered plans:
Service cost	$15,991	15,479	14,719
Interest cost	89,682	94,605	97,526
Expected return on plan assets	(106,150)	(96,342)	(101,803)
Census data adjustment	3,905	—	—
Amortization of:
Transition obligation	(20)	—	(31)
Net actuarial loss	35,302	31,200	20,226
Prior service credit	(1,818)	(2,275)	(2,278)
	36,892	42,667	28,359
Union-administered plans	11,226	6,746	5,988
Net pension expense	$48,118	49,413	34,347

Company-administered plans:
U.S.	$37,636	38,992	28,974
Foreign	(744)	3,675	(615)
	36,892	42,667	28,359
Union-administered plans	11,226	6,746	5,988
	$48,118	49,413	34,347

In the fourth quarter of 2013, we determined certain census data used to actuarially determine the value of our pension benefit obligations for the years 1998 to 2012 was inaccurate. We recorded a one-time, non-cash charge of $4 million for the adjustment of our pension benefit obligation. We recorded the cumulative adjustment within "Selling, general and administrative expenses" in our Consolidated Statement of Earnings as the impact of revising our pension benefit obligation was not material to our consolidated financial statements in any individual prior period, and the cumulative amount is not material to 2013 results.

The following table sets forth the weighted-average actuarial assumptions used for Ryder’s pension plans in determining annual pension expense:

	U.S. Plans Years ended December 31,			Foreign Plans Years ended December 31,
	2013	2012	2011	2013	2012	2011
Discount rate	4.10%	4.90%	5.70%	4.43%	4.76%	5.55%
Rate of increase in compensation levels	4.00%	4.00%	4.00%	3.55%	3.54%	3.55%
Expected long-term rate of return on plan assets	6.80%	7.05%	7.45%	6.57%	6.00%	6.84%
Transition amortization in years	—	—	—	—	1	1
Gain and loss amortization in years	23	24	25	26	27	27
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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Pension Amendments
In past years, we made amendments to defined benefit retirement plans which froze the retirement benefits for non-grandfathered and certain non-union employees in the U.S., Canada and the United Kingdom (U.K.). As a result of these amendments, non-grandfathered plan participants ceased accruing benefits under the plan as of the respective amendment effective date and began receiving an enhanced benefit under a defined contribution plan. All retirement benefits earned as of the amendment effective date were fully preserved and will be paid in accordance with the plan and legal requirements. There was no material impact to our financial condition and operating results from the plan amendments.

Obligations and Funded Status
The following table sets forth the benefit obligations, assets and funded status associated with our pension plans:

	December 31,
	2013	2012
	(In thousands)
Change in benefit obligations:
Benefit obligations at January 1	$2,207,421	1,967,586
Service cost	15,991	15,479
Interest cost	89,682	94,605
Actuarial (gain) loss	(129,259)	189,936
Benefits paid	(82,120)	(76,742)
Foreign currency exchange rate changes	3,034	16,557
Benefit obligations at December 31	2,104,749	2,207,421

Change in plan assets:
Fair value of plan assets at January 1	1,612,927	1,418,042
Actual return on plan assets	201,019	174,650
Employer contribution	96,183	81,116
Participants’ contributions	3	52
Benefits paid	(82,120)	(76,742)
Foreign currency exchange rate changes	4,478	15,809
Fair value of plan assets at December 31	1,832,490	1,612,927
Funded status	$(272,259)	(594,494)
Amounts recognized in the Consolidated Balance Sheets consisted of:

	December 31,
	2013	2012
	(In thousands)
Noncurrent asset	$23,556	6,090
Current liability	(3,660)	(3,309)
Noncurrent liability	(292,155)	(597,275)
Net amount recognized	$(272,259)	(594,494)

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Amounts recognized in accumulated other comprehensive loss (pre-tax) consisted of:

	December 31,
	2013	2012
	(In thousands)
Transition obligation	$—	(20)
Prior service credit	(2,153)	(3,077)
Net actuarial loss	745,356	1,007,315
Net amount recognized	$743,203	1,004,218

In 2014, we expect to recognize approximately $2 million of the prior service credit and $25 million of the net actuarial loss as a component of pension expense.

The following table sets forth the weighted-average actuarial assumptions used in determining funded status:

	U.S. Plans December 31,		Foreign Plans December 31,
	2013	2012	2013	2012
Discount rate	5.00%	4.10%	4.58%	4.43%
Rate of increase in compensation levels	3.00%	4.00%	3.09%	3.55%
At December 31, 2013 and 2012, our pension obligations (accumulated benefit obligations (ABO) and projected benefit obligations (PBO)) greater than the fair value of related plan assets for our U.S. and foreign plans were as follows:

	U.S. Plans December 31,		Foreign Plans December 31,		Total December 31,
	2013	2012	2013	2012	2013	2012
	(In thousands)
Accumulated benefit obligations	$1,628,407	1,747,610	445,993	418,245	2,074,400	2,165,855
Plans with ABO in excess of plan assets:
PBO	$1,656,086	1,786,025	9,303	83,618	1,665,389	1,869,643
ABO	$1,628,407	1,747,610	7,740	80,468	1,636,147	1,828,078
Fair value of plan assets	$1,369,574	1,202,565	—	66,494	1,369,574	1,269,059
Plans with PBO in excess of plan assets:
PBO	$1,656,086	1,786,025	9,303	83,618	1,665,389	1,869,643
ABO	$1,628,407	1,747,610	7,740	80,648	1,636,147	1,828,258
Fair value of plan assets	$1,369,574	1,202,565	—	66,494	1,369,574	1,269,059
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
In the fourth quarter of 2012, we modified our U.S. pension investment policy and strategy to reduce the effects of future volatility on the fair value of our pension assets relative to our pension liabilities as a result of an asset-liability study. Under the new strategy, we increase our allocation of high quality, longer-term fixed income securities and reduce our allocation of equity investments as the funded status of the plan improves.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the fair value of each major category of pension plan assets and the level of inputs used to measure fair value as of December 31, 2013 and 2012:

	Fair Value Measurements at December 31, 2013
Asset Category	Total	Level 1	Level 2	Level 3
	(In thousands)
Equity securities:
U.S. companies	$63,346	63,346	—	—
U.S. common collective trusts	406,358	—	406,358	—
Foreign common collective trusts	431,933	—	431,933	—
Fixed income securities:
Corporate bonds	59,917	—	59,917	—
Common collective trusts	794,437	—	794,437	—
Private equity and hedge funds	76,499	—	—	76,499
Total	$1,832,490	63,346	1,692,645	76,499

	Fair Value Measurements at December 31, 2012
Asset Category	Total	Level 1	Level 2	Level 3
	(In thousands)
Equity securities:
U.S. companies	$76,660	76,660	—	—
U.S. common collective trusts	471,504	—	471,504	—
Foreign common collective trusts	497,315	—	497,315	—
Fixed income securities:
Corporate bonds	61,571	—	61,571	—
Common collective trusts	434,670	—	434,670	—
Private equity and hedge funds	71,207	—	—	71,207
Total	$1,612,927	76,660	1,465,060	71,207

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
The following table presents a summary of changes in the fair value of the pension plans’ Level 3 assets for the years ended December 31, 2013 and 2012:

	2013	2012
	(In thousands)
Beginning balance at January 1	$71,207	68,543
Return on plan assets:
Relating to assets still held at the reporting date	4,258	(551)
Relating to assets sold during the period	2,194	5,990
Purchases, sales, settlements and expenses	(1,160)	(2,775)
Ending balance at December 31	$76,499	71,207
The following table details pension benefits expected to be paid in each of the next five fiscal years and in aggregate for the five fiscal years thereafter:

(In thousands)
2014	$94,446
2015	98,893
2016	105,008
2017	109,681
2018	115,414
2019-2023	649,051
For 2014, required pension contributions to our pension plans are estimated to be $75 million.

Multi-employer Plans
We also participate in multi-employer plans that provide defined benefits to certain employees covered by collective-bargaining agreements. Such plans are usually administered by a board of trustees comprised of the management of the participating companies and labor representatives. The net pension cost of these plans is equal to the annual contribution determined in accordance with the provisions of negotiated labor contracts. Assets contributed to such plans are not segregated or otherwise restricted to provide benefits only to our employees. The risks of participating in these multi-employer plans are different from single-employer plans in the following respects: 1) assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees and former employees of other participating employers; 2) if a participating employer is no longer able to contribute to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers at annual contribution rates under the collective bargaining agreements; 3) if there is a mass withdrawal of substantially all employers from the plan, we may be required to pay that plan an annual contribution based on historical contribution levels as prescribed by federal statute; and 4) if we choose to stop participating in some of our multi-employer plans, we may be required to pay those plans an amount based on the underfunded status of the plan, which is referred to as a withdrawal liability.
During 2013, we recorded estimated pension settlement charges of $3 million for the exit from a U.S. multi-employer pension plan and the restructured agreement with another U.S. multi-employer pension plan. These charges were recorded within "Selling, general, and administrative expenses" in our Consolidated Statement of Earnings and is included in the Union-administered plans expense.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our participation in these plans is outlined in the table below. Unless otherwise noted, the most recent Pension Protection Act zone status available in 2013 and 2012 is for the plan years ended December 31, 2012 and December 31, 2011, respectively. The zone status is based on information that we received from the plan. Among other factors, plans in the red zone are generally less than sixty-five percent funded, plans in the yellow zone are less than eighty percent funded, and plans in the green zone are at least eighty percent funded.

		Pension Protection Act Zone Status			Ryder Contributions				Expiration Date(s) of Collective-Bargaining Agreement(s)
Pension Fund	Employer Identification Number	2013	2012	FIP/RP Status Pending/ Implemented (1)	2013	2012	2011	Surcharge Imposed
					(Dollars in thousands)
Western Conference Teamsters	91-6145047	Green	Green	No	$2,180	1,943	1,855	No	6/30/14 to 4/1/16
IAM National	51-6031295	Green	Green	No	2,987	2,038	1,794	No	4/30/14 to 3/31/17
Automobile Mechanics Local No. 701	36-6042061	Red	Red	RP Adopted	1,530	1,527	1,203	Yes	10/31/14 to 5/31/16
International Association of Machinists Motor City	38-6237143	Red (2)	Red (2)	RP adopted	555	437	392	No	1/31/14 to 3/31/16
Central States Southeast and Southwest Areas	36-6044243	Red	Red	RP adopted	226	226	182	No	10/31/15 to 5/31/17
Other funds					928	575	562
Total contributions					8,406	6,746	5,988
Pension settlement charges					2,820	—	—
Union-administered plans					$11,226	6,746	5,988
_____________

(1)	The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented.

(2)	Plan years ended June 30, 2012 and 2011.

Our contributions are impacted by changes in contractual contributions rates as well as changes in the number of employees covered by each plan. Our contributions to the International Association of Machinists Motor City Pension Fund represented more than 5% of the total plan contributions for the plan year ended June 30, 2012.
Savings Plans
Employees who do not actively participate in pension plans and are not covered by union-administered plans are generally eligible to participate in enhanced savings plans. These plans provide for (i) a company contribution even if employees do not make contributions, (ii) a company match of employee contributions of eligible pay, subject to tax limits and (iii) a discretionary company match. Savings plan costs totaled $35 million in 2013, $33 million in 2012, and $33 million in 2011.
Deferred Compensation and Long-Term Compensation Plans
We have deferred compensation plans that permit eligible U.S. employees, officers and directors to defer a portion of their compensation. The deferred compensation liability, including Ryder matching amounts and accumulated earnings, totaled $34 million and $27 million at December 31, 2013 and 2012, respectively.
We have established grantor trusts (Rabbi Trusts) to provide funding for benefits payable under the supplemental pension plan, deferred compensation plans and long-term incentive compensation plans. The assets held in the trusts at December 31, 2013 and 2012 amounted to $35 million and $26 million, respectively. The Rabbi Trusts’ assets consist of short-term cash investments and a managed portfolio of equity securities, including our common stock. These assets, except for the investment in our common stock, are included in “Direct financing leases and other assets” because they are available to our general creditors in the event of insolvency. The equity securities are classified as trading securities and stated at fair value. Both realized and unrealized gains and losses are included in “Miscellaneous income, net.” The Rabbi Trusts’ investment of $2 million and $4 million in our common stock at December 31, 2013 and 2012, respectively, is reflected at historical cost and recorded against shareholders’ equity.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other Postretirement Benefits
We sponsor plans that provide retired U.S. and Canadian employees with certain healthcare and life insurance benefits. Substantially all U.S. and Canadian employees not covered by union-administered health and welfare plans are eligible for the healthcare benefits. Healthcare benefits for our principal plan are generally provided to qualified retirees under age 65 and eligible dependents. This plan requires employee contributions that vary based on years of service and include provisions that limit our contributions. Effective January 1, 2014, we made amendments to our healthcare benefits for early retirees which modified future eligibility requirements for non-grandfathered retirees in the U.S. The post-retirement medical plan was closed on December 31, 2013 to participants who were not at least age 52 with 12 years of service as of December 31, 2013.
Total postretirement benefit expense was as follows:

	Years ended December 31,
	2013	2012	2011
	(In thousands)
Service cost	$981	1,095	1,294
Interest cost	1,580	1,980	2,503
Amortization of:
Net actuarial (gain) loss	(14)	(20)	231
Prior service credit	(231)	(231)	(231)
Postretirement benefit expense	$2,316	2,824	3,797

U.S.	$1,625	2,142	3,155
Foreign	691	682	642
	$2,316	2,824	3,797
The following table sets forth the weighted-average discount rates used in determining annual postretirement benefit expense:

	U.S. Plan Years ended December 31,			Foreign Plan Years ended December 31,
	2013	2012	2011	2013	2012	2011
Discount rate	4.10%	4.90%	5.70%	4.00%	4.50%	5.25%

Our postretirement benefit plans are not funded. The following table sets forth the benefit obligations associated with our postretirement benefit plans:

	December 31,
	2013	2012
	(In thousands)
Benefit obligations at January 1	$40,599	42,992
Service cost	981	1,095
Interest cost	1,580	1,980
Actuarial gain	(9,332)	(1,746)
Benefits paid	(2,515)	(3,947)
Foreign currency exchange rate changes	(525)	225
Benefit obligations at December 31	$30,788	40,599
Amounts recognized in the Consolidated Balance Sheets consisted of:

	December 31,
	2013	2012
	(In thousands)
Current liability	$2,414	2,683
Noncurrent liability	28,374	37,916
Amount recognized	$30,788	40,599

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Amounts recognized in accumulated other comprehensive loss (pre-tax) consisted of:

	December 31,
	2013	2012
	(In thousands)
Prior service credit	$(4,986)	(1,307)
Net actuarial gain	(6,239)	(859)
Net amount recognized	$(11,225)	(2,166)
In 2014, we expect to recognize approximately $2 million of the prior service credit as a component of postretirement benefit expense. The amount of net actuarial gain we expect to recognize in 2014 as a component of total postretirement benefit expense is not material.
Our annual measurement date is December 31 for both U.S. and foreign postretirement benefit plans. Assumptions used in determining accrued postretirement benefit obligations were as follows:

	U.S. Plan December 31,		Foreign Plan December 31,
	2013	2012	2013	2012
Discount rate	5.00%	4.10%	4.80%	4.00%
Rate of increase in compensation levels	3.00%	4.00%	3.00%	3.50%
Healthcare cost trend rate assumed for next year	7.25%	7.50%	6.50%	7.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2023	2023	2017	2017
Changing the assumed healthcare cost trend rates by 1% in each year would not have a material effect on the accumulated postretirement benefit obligation at December 31, 2013 or annual postretirement benefit expense for 2013.
The following table details other postretirement benefits expected to be paid in each of the next five fiscal years and in aggregate for the five fiscal years thereafter:

(In thousands)
2014	$2,462
2015	2,602
2016	2,705
2017	2,758
2018	2,806
2019-2023	13,133
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
Our environmental expenses which are presented within “Other operating expenses” in our Consolidated Statements of Earnings, consist of remediation costs as well as normal recurring expenses such as licensing, testing and waste disposal fees. These expenses totaled $9 million in 2013 and $7 million in both 2012 and 2011, respectively. The carrying amount of our environmental liabilities was $13 million at both December 31, 2013 and 2012. Capital expenditures related to our environmental programs totaled approximately $1 million, $2 million, and $3 million in 2013, 2012, and 2011, respectively. Our asset retirement obligations related to fuel tanks to be removed are not included above and are recorded within “Accrued expenses and other current liabilities” and “Other non-current liabilities” in our Consolidated Balance Sheets.

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
Foreign Currency Translation Adjustment
During 2013, we recognized a benefit of $2 million from the recognition of the accumulated currency translation adjustment from a FMS foreign operation which substantially liquidated its net assets. This benefit was recorded within “Miscellaneous income, net” in our Consolidated Statements of Earnings.
Superstorm Sandy
During 2013, we recognized a benefit of $1 million from the recovery of Superstorm Sandy losses. In the fourth quarter of 2012, we incurred $8 million of losses for property damage to vehicles owned by full service lease customers for which Ryder had liability under certain agreements. The 2013 benefit and the 2012 charge were both recorded within “Cost of services” in our Consolidated Statements of Earnings. See Note 27, "Other Matters" for further discussion on the financial impact from Superstorm Sandy.
Acquisition-related Transaction Costs
During 2012 and 2011, we incurred transaction costs totaling $0.4 million and $2 million, respectively. These charges, which were primarily reflected within “Selling, general and administrative expenses” in our Consolidated Statements of Earnings, related to the acquisitions of Euroway in 2012 and Hill Hire in 2011.
27.      OTHER MATTERS
On October 28, 2012, Superstorm Sandy caused widespread property damage and flooding to large areas of the East Coast and the northeastern United States. As a result of the storm, we incurred a liability of $8 million for property damage to vehicles owned by contractual FMS customers for which Ryder has liability under certain agreements. In December 2012, we enhanced our insurance coverage to mitigate this type of risk in the future. Additionally, company-owned units with a carrying value of $16 million were damaged or completely destroyed as a direct result of Superstorm Sandy.
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
Our estimates regarding potential losses and materiality are based on our judgment and assessment of the claims utilizing currently available information. Although we will continue to reassess our reserves and estimates based on future developments, our objective assessment of the legal merits of such claims may not always be predictive of the outcome and actual results may vary from our current estimates..

Refer to Note 4, "Discontinued Operations," for additional matters.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

28.      SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information was as follows:

	Years ended December 31,
	2013	2012	2011
	(In thousands)
Interest paid	$132,946	126,764	126,916
Income taxes paid	13,063	11,613	21,541
Changes in accounts payable related to purchases of revenue earning equipment	43,745	27,528	61,290
Operating and revenue earning equipment acquired under capital leases (1)	5,698	20,670	39,279
Fair value of debt assumed on acquisition	—	379	—
____________________________
(1) The 2012 amount includes $20 million of capital leases assumed in the Euroway acquisition.

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

Our primary measurement of segment financial performance, defined as “Earnings Before Tax” (EBT) from continuing operations, includes an allocation of CSS and excludes non-operating pension costs, restructuring and other charges, net described in Note 5, “Restructuring and Other (Recoveries) Charges” and excludes the items discussed in Note 26, “Other Items Impacting Comparability.” CSS represents those costs incurred to support all business segments, including human resources, finance, corporate services, public affairs, information technology, health and safety, legal and corporate communications. The objective of the EBT measurement is to provide clarity on the profitability of each business segment and, ultimately, to hold leadership of each business segment and each operating segment within each business segment accountable for their allocated share of CSS costs. Certain costs are considered to be overhead not attributable to any segment and remain unallocated in CSS. Included among the unallocated overhead remaining within CSS are the costs for investor relations, public affairs and certain executive compensation. CSS costs attributable to the business segments are predominantly allocated to FMS and SCS as follows:

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

Our FMS segment leases revenue earning equipment and provides fuel, maintenance and other ancillary services to the SCS segment. Inter-segment revenue and EBT are accounted for at rates similar to those executed with third parties. EBT related to inter-segment equipment and services billed to customers (equipment contribution) are included in both FMS and SCS and then eliminated (presented as “Eliminations”). In 2013, we revised the methodology used to allocate intercompany earnings to SCS and recasted the SCS EBT and Eliminations previously presented in 2013. The results in 2012 and 2011 were not materially impacted by the new methodology.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented. Each business segment follows the same accounting policies as described in Note 1, “Summary of Significant Accounting Policies.” Business segment revenue and EBT from continuing operations is as follows:

	Years ended December 31,
	2013	2012	2011
	(In thousands)
Revenue:
Fleet Management Solutions:
Full service lease	$2,016,570	1,956,812	1,862,304
Commercial rental	753,456	738,564	691,573
Full service lease and commercial rental	2,770,026	2,695,376	2,553,877
Contract maintenance	178,001	184,149	181,003
Contract-related maintenance	186,580	170,323	153,009
Other	72,029	71,955	69,124
Fuel services revenue	829,586	854,578	887,483
Total Fleet Management Solutions from external customers	4,036,222	3,976,381	3,844,496
Inter-segment revenue	458,464	428,944	373,834
Fleet Management Solutions	4,494,686	4,405,325	4,218,330
Supply Chain Solutions from external customers	2,383,063	2,280,586	2,206,038
Eliminations	(458,464)	(428,944)	(373,834)
Total revenue	$6,419,285	6,256,967	6,050,534

EBT:
Fleet Management Solutions	$344,049	307,628	265,691
Supply Chain Solutions	129,959	115,193	104,898
Eliminations	(35,489)	(29,265)	(24,212)
	$438,519	393,556	346,377
Unallocated Central Support Services	(45,493)	(42,348)	(42,549)
Non-operating pension costs	(24,285)	(31,423)	(18,652)
Restructuring and other recoveries (charges), net and other items(1)	154	(16,668)	(5,789)
Earnings before income taxes from continuing operations	$368,895	303,117	279,387
______________

(1)
See Note 26, “Other Items Impacting Comparability,” for a discussion of items, in addition to restructuring and other (recoveries) charges, net that are excluded from our primary measure of segment performance.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table sets forth share-based compensation, depreciation expense, gains on vehicle sales, net, other non-cash charges, net, interest expense (income), capital expenditures and total assets for the years ended December 31, 2013, 2012 and 2011 as provided to the chief operating decision-maker for each of Ryder’s reportable business segments:

	FMS	SCS	CSS	Eliminations	Total
	(In thousands)
2013
Share-based compensation expense	$4,979	4,934	9,397	—	19,310
Depreciation expense (1)	$926,724	29,560	857	—	957,141
Gains on vehicles sales, net	$(96,011)	(164)	—	—	(96,175)
Other non-cash charges, net (2)	$19,071	3,640	33,678	—	56,389
Interest expense (income) (3)	$139,288	(1,864)	(228)	—	137,196
Capital expenditures paid (4)	$2,092,544	22,677	25,243	—	2,140,464
Total assets	$8,309,149	869,074	160,249	(234,690)	9,103,782
2012
Share-based compensation expense	$5,359	4,433	9,072	—	18,864
Depreciation expense (1)	$910,352	28,275	1,050	—	939,677
Gains on vehicles sales, net	$(89,075)	(33)	—	—	(89,108)
Other non-cash charges, net (2)	$15,567	2,768	30,874	—	49,209
Interest expense (income) (3)	$140,747	11	(201)	—	140,557
Capital expenditures paid (4)	$2,090,443	19,278	23,514	—	2,133,235
Total assets	$7,556,509	807,935	144,355	(189,820)	8,318,979
2011
Share-based compensation expense	$5,388	4,312	7,723	—	17,423
Depreciation expense (1)	$842,094	29,118	1,050	—	872,262
Gains on vehicle sales, net	$(62,496)	(383)	—	—	(62,879)
Other non-cash charges, net (2)	$16,271	3,214	20,443	—	39,928
Interest expense (income) (3)	$133,245	(74)	(7)	—	133,164
Capital expenditures paid (4)	$1,653,425	30,209	14,955	—	1,698,589
Total assets	$6,815,404	827,169	198,476	(223,214)	7,617,835
____________

(1)
Depreciation expense associated with CSS assets was allocated to business segments based upon estimated and planned asset utilization. Depreciation expense totaling $14 million, $12 million, and $9 million during 2013, 2012, and 2011, respectively, associated with CSS assets was allocated to other business segments.

(2)	Includes amortization expense.

(3)
Interest expense was primarily allocated to the FMS segment since such borrowings were used principally to fund the purchase of revenue earning equipment used in FMS; however, interest expense (income) was also reflected in SCS based on targeted segment leverage ratios.

(4)
Excludes acquisition payments of $2 million, $5 million, and $362 million in 2013, 2012, and 2011, respectively, comprised primarily of long-lived assets. See Note 3, “Acquisitions,” for additional information.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Geographic Information

	Years ended December 31,
	2013	2012	2011
	(In thousands)
Revenue:
United States	$5,411,376	5,231,899	5,075,432
Foreign:
Canada	455,440	477,495	481,593
Europe	372,209	384,105	324,214
Mexico	161,279	143,282	147,464
Asia	18,981	20,186	21,831
	1,007,909	1,025,068	975,102
Total	$6,419,285	6,256,967	6,050,534
Long-lived assets:
United States	$5,996,646	5,261,622	4,708,086
Foreign:
Canada	529,880	557,351	481,139
Europe	568,850	534,728	463,848
Mexico	29,008	24,973	19,931
Asia	279	787	847
	1,128,017	1,117,839	965,765
Total	$7,124,663	6,379,461	5,673,851
Certain Concentrations
We have a diversified portfolio of customers across a full array of transportation and logistics solutions and across many industries. We believe this will help to mitigate the impact of adverse downturns in specific sectors of the economy. Our portfolio of full service lease and commercial rental customers is not concentrated in any one particular industry or geographic region. We derive a significant portion of our SCS revenue from the automotive industry, mostly from manufacturers and suppliers of original equipment parts. During 2013, 2012 and 2011, the automotive industry accounted for approximately 29%, 30% and 27%, respectively, of SCS total revenue.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

30. QUARTERLY INFORMATION (UNAUDITED)

		Earnings from Continuing Operations		Earnings from Continuing Operations per Common Share		Net Earnings per Common Share
	Revenue		Net Earnings	Basic	Diluted	Basic	Diluted
	(In thousands, except per share amounts)
2013
First quarter	$1,563,017	40,802	39,924	0.79	0.79	0.77	0.77
Second quarter	1,603,999	62,575	62,194	1.21	1.19	1.20	1.19
Third quarter	1,634,540	73,875	71,067	1.41	1.40	1.36	1.35
Fourth quarter	1,617,729	65,944	64,607	1.25	1.24	1.23	1.22
Full year	$6,419,285	243,196	237,792	4.67	4.63	4.57	4.53

2012
First quarter	$1,536,276	34,876	34,321	0.68	0.68	0.67	0.67
Second quarter	1,563,860	46,767	46,723	0.92	0.91	0.92	0.91
Third quarter	1,573,295	64,311	75,091	1.26	1.26	1.47	1.47
Fourth quarter	1,583,536	54,945	53,844	1.07	1.07	1.05	1.05
Full year	$6,256,967	200,899	209,979	3.93	3.91	4.11	$4.09
Quarterly and year-to-date computations of per share amounts are made independently; therefore, the sum of per-share amounts for the quarters may not equal per-share amounts for the year.
See Note 4, “Discontinued Operations,” Note 5, “Restructuring and Other (Recoveries) Charges,” and Note 26, “Other Items Impacting Comparability,” for items included in earnings during 2013 and 2012.
Earnings in the first quarter of 2012 included an income tax benefit of $5 million, or $0.10 per diluted common share, related to a favorable resolution of a tax item from prior periods. Earnings in the third quarter of 2012 included an income tax charge of $1 million, or $0.02 per diluted common share, relating to a tax law change in the UK.

RYDER SYSTEM, INC. AND SUBSIDIARES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Earnings	Transferred from (to) Other Accounts (1)	Deductions (2)	Balance at End of Period
	(In thousands)
2013
Accounts receivable allowance	$15,429	7,561	—	6,035	16,955
Direct finance lease allowance	$703	205	—	407	501
Self-insurance accruals (3)	$279,157	266,314	60,235	315,451	290,255
Reserve for residual value guarantees	$1,635	(413)	—	983	239
Valuation allowance on deferred tax assets	$38,182	1,627	—	6,016	33,793
2012
Accounts receivable allowance	$14,489	10,478	—	9,538	15,429
Direct finance lease allowance	$903	812	—	1,012	703
Self-insurance accruals (3)	$253,424	272,357	57,285	303,909	279,157
Reserve for residual value guarantees	$4,218	179	—	2,762	1,635
Valuation allowance on deferred tax assets	$41,324	1,061	—	4,203	38,182
2011
Accounts receivable allowance	$13,867	7,466	—	6,844	14,489
Direct finance lease allowance	$784	867	—	748	903
Self-insurance accruals (3)	$243,248	217,980	54,833	262,637	253,424
Reserve for residual value guarantees	$4,497	347	—	626	4,218
Valuation allowance on deferred tax assets	$39,216	672	—	(1,436)	41,324
______________

(1)	Transferred from (to) other accounts includes employee contributions made to the medical and dental self-insurance plans.

(2)	Deductions represent receivables written-off, lease termination payments, insurance claim payments during the period and net foreign currency translation adjustments.

(3)
Self-insurance accruals include vehicle liability, workers’ compensation, property damage, cargo and medical and dental, which comprise our self-insurance programs. Amounts charged to earnings include developments in prior year selected loss development factors which benefited earnings by $5 million, $1 million, and $4 million in 2013, 2012, and 2011, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including Ryder’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that at December 31, 2013, Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective.
Management’s Report on Internal Control over Financial Reporting
Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Certified Public Accounting Firm thereon are set out in Item 8 of Part II of this Form 10-K Annual Report.
Changes in Internal Controls over Financial Reporting
During the three months ended December 31, 2013, there were no changes in Ryder’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect such internal control over financial reporting.
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

3.1(b)
Articles of Amendment to Ryder System, Inc. Restated Articles of Incorporation, dated November 8, 1985, as amended, previously filed with the Commission on April 3, 1996 as an exhibit to Ryder's Form 8-A, are incorporated by reference into this report.

3.1(c)
Articles of Amendment to Ryder System, Inc. Restated Articles of Incorporation, dated November 8, 1985, as amended, previously filed with the Commission on May 9, 2013 as an exhibit to Ryder’s Current Report on Form 8-K, are incorporated by reference into this report.

3.2
The Ryder System, Inc. By-Laws, as amended through May 3, 2013, previously filed with the Commission as an exhibit to Ryder's Current Report on Form 8-K filed with the Commission on May 9, 2013, are incorporated by reference into this report.

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

10.1(c)
The Form of Amended and Restated Severance Agreement for other named executive officers, previously filed with the Commission as an exhibit to Ryder's Current Report on Form 8-K filed with the Commission on February 14, 2013, is incorporated by reference into this report.

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

10.4(o)
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

10.4(q)
Terms and Conditions applicable to performance-based cash awards granted under the Ryder System, Inc. 2012 Equity and Incentive Compensation Plan, previously filed with the Commission as an exhibit to Ryder's Current Report on Form 8-K filed with the Commission on May 10, 2012, are incorporated by reference into this report.

10.4(r)
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

10.4(u)
Terms and Conditions applicable to 2013 performance-based restricted stock rights granted to named executive officers under the Ryder System, Inc. 2012 Equity and Incentive Compensation Plan, previously filed with the Commission as an exhibit to Ryder's Current Report on Form 8-K filed with the Commission on February 14, 2013, are incorporated by reference into this report.

10.4(v)
Form of Terms and Conditions applicable to 2014 annual cash incentive awards granted to named executive officers under the Ryder System, Inc. 2012 Equity and Incentive Compensation Plan, previously filed as an exhibit to Ryder’s Current Report on Form 8-K filed with the Commission on February 13, 2014, are incorporated by reference into this report.

Exhibit Number	Description
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

10.14(c)
Amendment No. 2 dated as of October 18, 2013 to Global Revolving Credit Agreement, by and among Ryder System, Inc., certain subsidiaries of Ryder System, Inc., and the lenders and agents named therein, previously filed with the Commission as an exhibit to Ryder’s report on Form 10-Q for the quarter ended September 30, 2013, is incorporated by reference into this report.

12	Statements re: Computation of Ratios.
21.1	List of subsidiaries of the registrant, with the state or other jurisdiction of incorporation or organization of each, and the name under which each subsidiary does business.
23.1
PricewaterhouseCoopers LLP consent to incorporation by reference in certain Registration Statements on Forms S-3 and S-8 of their report on Consolidated Financial Statements financial statement schedule and effectiveness of internal controls over financial reporting of Ryder System, Inc.

24.1	Manually executed powers of attorney for each of:

	Robert J. Eck	L. Patrick Hassey
	Michael F. Hilton	Tamara L. Lundgren
	Luis P. Nieto, Jr.	Eugene A. Renna
	Abbie J. Smith	E. Follin Smith
	Robert E. Sanchez	Hansel E. Tookes, II
John M. Berra

31.1	Certification of Robert E. Sanchez pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of Art A. Garcia pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32	Certification of Robert E. Sanchez and Art A. Garcia pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(b)	Executive Compensation Plans and Arrangements:
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

Date:	February 13, 2014	RYDER SYSTEM, INC.

By: /s/ Robert E. Sanchez
Robert E. Sanchez
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 13, 2014	By: /s/ ROBERT E. SANCHEZ
Robert E. Sanchez
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 13, 2014	By: /s/ ART A. GARCIA
Art A. Garcia
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	February 13, 2014	By: /s/ CRISTINA A. GALLO-AQUINO
Cristina A. Gallo-Aquino
Vice President and Controller
(Principal Accounting Officer)

Date:	February 13, 2014	By: JOHN M. BERRA *
John M. Berra
Director

Date:	February 13, 2014	By: ROBERT J. ECK *
Robert J. Eck
Director

Date:	February 13, 2014	By: L. PATRICK HASSEY*
L. Patrick Hassey
Director

Date:	February 13, 2014	By: MICHAEL F. HILTON*
Michael F. Hilton
Director

Date:	February 13, 2014	By: TAMARA L. LUNDGREN*
Tamara L. Lundgren
Director

Date:	February 13, 2014	By: LUIS P. NIETO, JR. *
Luis P. Nieto, Jr.
Director

Date:	February 13, 2014	By: EUGENE A. RENNA *
Eugene A. Renna
Director

Date:	February 13, 2014	By: ABBIE J. SMITH *
Abbie J. Smith
Director

Date:	February 13, 2014	By: E. FOLLIN SMITH *
E. Follin Smith
Director

Date:	February 13, 2014	By: HANSEL E. TOOKES, II *
Hansel E. Tookes, II
Director

Date:	February 13, 2014	By: FLORA R. PEREZ
Flora R. Perez
Attorney-in-Fact