Form 10-Q
period 2014-03-31
RYDER SYSTEM INC
filed 2014-04-23
CIK 85961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014
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

The number of shares of Ryder System, Inc. Common Stock ($0.50 par value per share) outstanding at March 31, 2014 was 53,184,496.

RYDER SYSTEM, INC.
FORM 10-Q QUARTERLY REPORT

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(unaudited)

	Three months ended March 31,
	2014	2013
	(In thousands, except per share amounts)
Lease and rental revenues	$689,682	659,708
Services revenue	709,699	689,461
Fuel services revenue	211,356	213,848
Total revenues	1,610,737	1,563,017

Cost of lease and rental	493,043	473,077
Cost of services	606,229	583,589
Cost of fuel services	207,205	210,293
Other operating expenses	36,645	37,599
Selling, general and administrative expenses	191,702	189,073
Gains on vehicle sales, net	(28,818)	(23,006)
Interest expense	35,109	34,454
Miscellaneous income, net	(5,382)	(4,570)
	1,535,733	1,500,509
Earnings from continuing operations before income taxes	75,004	62,508
Provision for income taxes	25,906	21,706
Earnings from continuing operations	49,098	40,802
Loss from discontinued operations, net of tax	(866)	(878)
Net earnings	$48,232	39,924

Earnings (loss) per common share — Basic
Continuing operations	$0.93	0.79
Discontinued operations	(0.02)	(0.02)
Net earnings	$0.91	0.77

Earnings (loss) per common share — Diluted
Continuing operations	$0.92	0.79
Discontinued operations	(0.02)	(0.02)
Net earnings	$0.90	0.77

Cash dividends declared per common share	$0.34	0.31

See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three months ended March 31,
	2014	2013
	(In thousands)

Net earnings	$48,232	39,924

Other comprehensive income:

Changes in cumulative translation adjustment and other, before and after tax	(14,592)	(33,704)

Amortization of pension and postretirement items	5,033	8,354
Income tax expense related to amortization of pension and postretirement items	(1,906)	(2,935)
Amortization of pension and postretirement items, net of taxes	3,127	5,419

Other comprehensive loss, net of taxes	(11,465)	(28,285)

Comprehensive income	$36,767	11,639
See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)

	March 31, 2014	December 31, 2013
	(Dollars in thousands, except per share amount)
Assets:
Current assets:
Cash and cash equivalents	$72,786	61,562
Receivables, net	822,010	777,370
Inventories	64,758	64,298
Prepaid expenses and other current assets	157,562	159,263
Total current assets	1,117,116	1,062,493
Revenue earning equipment, net of accumulated depreciation of $3,587,031 and $3,596,102, respectively	6,687,976	6,490,837
Operating property and equipment, net of accumulated depreciation of $1,006,105 and $991,117, respectively	636,632	633,826
Goodwill	383,200	383,719
Intangible assets	70,411	72,406
Direct financing leases and other assets	472,148	460,501
Total assets	$9,367,483	9,103,782

Liabilities and shareholders’ equity:
Current liabilities:
Short-term debt and current portion of long-term debt	$400,846	259,438
Accounts payable	505,779	475,364
Accrued expenses and other current liabilities	465,997	496,337
Total current liabilities	1,372,622	1,231,139
Long-term debt	4,045,751	3,929,987
Other non-current liabilities	617,281	616,305
Deferred income taxes	1,433,288	1,429,637
Total liabilities	7,468,942	7,207,068

Shareholders’ equity:
Preferred stock of no par value per share — authorized, 3,800,917; none outstanding, March 31, 2014 or December 31, 2013	—	—
Common stock of $0.50 par value per share — authorized, 400,000,000; outstanding, March 31, 2014 — 53,184,496; December 31, 2013 — 53,335,386	26,591	26,667
Additional paid-in capital	931,353	917,539
Retained earnings	1,390,310	1,390,756
Accumulated other comprehensive loss	(449,713)	(438,248)
Total shareholders’ equity	1,898,541	1,896,714
Total liabilities and shareholders’ equity	$9,367,483	9,103,782
See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2014	2013
	(In thousands)
Cash flows from operating activities from continuing operations:
Net earnings	48,232	39,924
Less: Loss from discontinued operations, net of tax	(866)	(878)
Earnings from continuing operations	49,098	40,802
Depreciation expense	248,815	231,541
Gains on vehicle sales, net	(28,818)	(23,006)
Share-based compensation expense	4,858	4,609
Amortization expense and other non-cash charges, net	14,097	13,432
Deferred income tax expense	21,653	18,593
Changes in operating assets and liabilities:
Receivables	(41,526)	(8,677)
Inventories	(629)	902
Prepaid expenses and other assets	(14,410)	(17,353)
Accounts payable	14,423	36,405
Accrued expenses and other non-current liabilities	(29,901)	(48,320)
Net cash provided by operating activities from continuing operations	237,660	248,928

Cash flows from financing activities from continuing operations:
Net change in commercial paper borrowings	142,834	112,938
Debt proceeds	366,612	249,723
Debt repaid, including capital lease obligations	(252,845)	(317,344)
Dividends on common stock	(18,005)	(15,980)
Common stock issued	18,526	22,529
Common stock repurchased	(40,437)	(104)
Excess tax benefits from share-based compensation	293	1,575
Debt issuance costs	(1,809)	(1,767)
Net cash provided by financing activities from continuing operations	215,169	51,570

Cash flows from investing activities from continuing operations:
Purchases of property and revenue earning equipment	(578,722)	(420,054)
Sales of revenue earning equipment	125,673	112,425
Sales of operating property and equipment	2,004	916
Acquisitions	(1,649)	(1,420)
Collections on direct finance leases	16,184	27,411
Changes in restricted cash	(4,087)	(18,979)
Insurance recoveries and other	(1,250)	3,767
Net cash used in investing activities from continuing operations	(441,847)	(295,934)

Effect of exchange rate changes on cash	1,369	6,257
Increase in cash and cash equivalents from continuing operations	12,351	10,821

Cash flows from discontinued operations:
Operating cash flows	(906)	(726)
Effect of exchange rate changes on cash	(221)	2
Decrease in cash and cash equivalents from discontinued operations	(1,127)	(724)

Increase in cash and cash equivalents	11,224	10,097
Cash and cash equivalents at January 1	61,562	66,392
Cash and cash equivalents at March 31	$72,786	76,489
See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Amount	Shares	Par
	(Dollars in thousands, except per share amount)
Balance at December 31, 2013	$—	53,335,386	$26,667	917,539	1,390,756	(438,248)	1,896,714
Net earnings	—	—	—	—	48,232	—	48,232
Other comprehensive loss	—	—	—	—	—	(11,465)	(11,465)
Comprehensive income							36,767
Common stock dividends declared — $0.34 per share	—	—	—	—	(18,124)	—	(18,124)
Common stock issued under employee stock option and stock purchase plans (1)	—	409,203	204	18,125	—	—	18,329
Benefit plan stock sales (2)	—	2,590	1	196	—	—	197
Common stock repurchases	—	(562,683)	(281)	(9,602)	(30,554)	—	(40,437)
Share-based compensation	—	—	—	4,858	—	—	4,858
Tax benefits from share-based compensation	—	—	—	237	—	—	237
Balance at March 31, 2014	$—	53,184,496	$26,591	931,353	1,390,310	(449,713)	1,898,541
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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

(A) INTERIM FINANCIAL STATEMENTS

The accompanying unaudited Consolidated Condensed Financial Statements include the accounts of Ryder System, Inc. (Ryder) and all entities in which Ryder has a controlling voting interest (“subsidiaries”) and variable interest entities (VIEs) required to be consolidated in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The accompanying unaudited Consolidated Condensed Financial Statements have been prepared in accordance with the accounting policies described in our 2013 Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements and notes thereto. These financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included and the disclosures herein are adequate. The operating results for interim periods are unaudited and are not necessarily indicative of the results that can be expected for a full year. Prior year amounts have been reclassified to conform to the current period presentation. These reclassifications were immaterial to the financial statements taken as a whole.

Prior year amounts related to intercompany profit allocations between Fleet Management Solutions (FMS) and Supply Chain Solutions (SCS) have been reclassified to conform to the current period presentation. These reclassifications were immaterial to the financial statements taken as a whole.

(B) ACCOUNTING CHANGES

In July 2013, the Financial Accounting Standards Board issued accounting guidance on the balance sheet presentation of an unrecognized tax benefit when a net operating loss carryforward exists. Under this guidance, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward. This guidance became effective for us on January 1, 2014 and resulted in a reclassification of $38.8 million from other non-current liabilities to deferred income taxes in our December 31, 2013 balance sheet. Prior year amounts have been reclassified to conform to the current period presentation. Other than the change in presentation within the Consolidated Condensed Balance Sheets, this accounting guidance did not have an impact on our consolidated financial position, results of operations or cash flows.

(C) DISCONTINUED OPERATIONS

In 2009, we ceased SCS service operations in Brazil, Argentina, Chile and European markets. Accordingly, results of these operations, financial position and cash flows are separately reported as discontinued operations for all periods presented either in the Consolidated Condensed Financial Statements or notes thereto.

Summarized results of discontinued operations were as follows:

	Three months ended March 31,
	2014	2013
	(In thousands)
Pre-tax loss from discontinued operations	$(955)	(901)
Income tax benefit	89	23
Loss from discontinued operations, net of tax	$(866)	(878)

Results of discontinued operations in 2014 and 2013 reflected losses related to adverse legal developments and professional and administrative fees associated with our discontinued South American operations.

The following is a summary of assets and liabilities of discontinued operations:

	March 31, 2014	December 31, 2013
	(In thousands)
Total assets, primarily deposits	$3,541	3,627
Total liabilities, primarily contingent accruals	$4,477	4,501

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

In Brazil, we were assessed $5.0 million (before and after tax) in prior years for various federal income taxes and social contribution taxes for the 1997 and 1998 tax years. We have successfully overturned these federal tax assessments in the lower courts; however, there is a reasonable possibility that these rulings could be reversed and we would be required to pay the assessments. We believe it is more likely than not that our position will ultimately be sustained if appealed and no amounts have been reserved for these matters. We are entitled to indemnification for a portion of any resulting liability on these federal tax claims which, if honored, would reduce the estimated loss.

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

The following table provides information on share-based compensation expense and income tax benefits recognized during the periods:

	Three months ended March 31,
	2014	2013
	(In thousands)
Stock option and stock purchase plans	$2,237	2,110
Nonvested stock	2,621	2,499
Share-based compensation expense	4,858	4,609
Income tax benefit	(1,676)	(1,687)
Share-based compensation expense, net of tax	$3,182	2,922

During the three months ended March 31, 2014 and 2013, approximately 405,000 and 377,000 stock options, respectively, were granted under the Plans. These awards generally vest evenly over a three year period beginning on the date of grant. The stock options have contractual terms of ten years. The fair value of each option award at the date of grant was estimated using a Black-Scholes-Merton option-pricing valuation model. Share-based compensation expense is recognized on a straight-line basis over the vesting period. The weighted-average fair value per option granted during the three months ended March 31, 2014 and 2013 was $14.99 and $13.99, respectively.

During each of the three months ended March 31, 2014 and 2013, approximately 22,000 market-based restricted stock rights were granted under the Plans. The awards are segmented into three performance periods of one, two and three years. At the end of each performance period, 25%-125% of the award may be earned based on Ryder's total shareholder return (TSR) compared to the TSR of a custom peer group over the applicable performance period. If earned, employees will receive the grant of stock at the end of the relevant three year performance period provided they continue to be employed with Ryder, subject to Compensation Committee approval. The fair value of the market-based restricted stock rights was estimated using a lattice-based option-pricing valuation model that incorporates a Monte-Carlo simulation. The fair value of the market-based awards was determined on the grant date and considers the likelihood of Ryder achieving the market-based condition. Share-based compensation expense is recognized on a straight-line basis over the vesting period. The weighted-average fair value per market-based restricted stock right granted during the three months ended March 31, 2014 and 2013 was $61.07 and $53.32, respectively.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

During the three months ended March 31, 2014 and 2013, approximately 42,000 and 45,000 performance-based restricted stock rights (PBRSRs), respectively, were awarded under the Plans. The awards are segmented into three one-year performance periods. For these awards, 25%-125% of the awards may be earned based on Ryder's one-year adjusted return on capital (ROC) measured against an annual ROC target. If earned, employees will receive the grant of stock three years after the grant date, provided they continue to be employed with Ryder, subject to Compensation Committee approval. For accounting purposes, these awards are not considered granted until the Compensation Committee approves the annual ROC target. During the three months ended March 31, 2014 and 2013, approximately 30,000 and 15,000 PBRSRs, respectively, were considered granted for accounting purposes. The fair value of the PBRSRs is determined and fixed on the grant date based on Ryder's stock price on the date of grant. Share-based compensation expense is recognized on a straight-line basis over the vesting period, based upon the probability that the performance target will be met. The weighted-average fair value per PBRSR granted during the three months ended March 31, 2014 and 2013 was $71.43 and $58.21, respectively.

During the three months ended March 31, 2014 and 2013, approximately 87,000 and 127,000 time-vested restricted stock rights, respectively, were granted under the Plans. The time-vested restricted stock rights entitle the holder to shares of common stock when the awards generally vest at the end of the three-year period after the grant date. The fair value of the time-vested awards is determined and fixed on the date of grant based on Ryder’s stock price on the date of grant. Share-based compensation expense is recognized on a straight-line basis over the vesting period. The weighted-average fair value per time-vested restricted stock right granted during the three months ended March 31, 2014 and 2013 was $71.40 and $58.00, respectively.

During the three months ended March 31, 2014 and 2013, employees who received market-based restricted stock rights also received market-based cash awards. The cash awards have the same vesting provisions as the market-based restricted stock rights. The cash awards are accounted for as liability awards under the share-based compensation accounting guidance as the awards are based upon the performance of our common stock and are settled in cash. As a result, the liability is adjusted to reflect fair value at the end of each reporting period. The fair value of the cash awards was estimated using a lattice-based option-pricing valuation model that incorporates a Monte-Carlo simulation. Share-based compensation expense is recognized on a straight-line basis over the vesting period.

The following table is a summary of compensation expense recognized for market-based cash awards in addition to the share-based compensation expense reported in the previous table:

	Three months ended March 31,
	2014	2013
	(In thousands)
Cash awards	$523	1,274

Total unrecognized pre-tax compensation expense related to all share-based compensation arrangements at March 31, 2014 was $34.4 million and is expected to be recognized over a weighted-average period of 2.0 years.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(E) EARNINGS PER SHARE

We compute earnings per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Our nonvested stock granted prior to 2012 and restricted stock units granted to our Board of Directors are considered participating securities since the share-based awards contain a non-forfeitable right to dividend cash payments prior to vesting. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the weighted average shares outstanding during the period.

The following table presents the calculation of basic and diluted earnings per common share from continuing operations:

	Three months ended March 31,
	2014	2013
	(In thousands, except per share amounts)
Earnings per share — Basic:
Earnings from continuing operations	$49,098	40,802
Less: Distributed and undistributed earnings allocated to nonvested stock	(255)	(403)
Earnings from continuing operations available to common shareholders — Basic	$48,843	40,399

Weighted average common shares outstanding — Basic	52,660	50,958

Earnings from continuing operations per common share — Basic	$0.93	0.79

Earnings per share — Diluted:
Earnings from continuing operations	$49,098	40,802
Less: Distributed and undistributed earnings allocated to nonvested stock	(255)	(403)
Earnings from continuing operations available to common shareholders — Diluted	$48,843	40,399

Weighted average common shares outstanding — Basic	52,660	50,958
Effect of dilutive equity awards	463	435
Weighted average common shares outstanding — Diluted	53,123	51,393

Earnings from continuing operations per common share — Diluted	$0.92	0.79

Anti-dilutive equity awards not included above	215	1,413

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(F) REVENUE EARNING EQUIPMENT

	March 31, 2014			December 31, 2013
	Cost	Accumulated Depreciation	Net Book Value(1)	Cost	Accumulated Depreciation	Net Book Value(1)
	(In thousands)
Held for use:
Full service lease	$7,579,461	(2,531,559)	5,047,902	$7,436,093	(2,537,077)	4,899,016
Commercial rental	2,309,828	(781,005)	1,528,823	2,210,863	(747,283)	1,463,580
Held for sale	385,718	(274,467)	111,251	439,983	(311,742)	128,241
Total	$10,275,007	(3,587,031)	6,687,976	$10,086,939	(3,596,102)	6,490,837
 ————————————

(1)
Revenue earning equipment, net includes vehicles acquired under capital leases of $53.9 million, less accumulated depreciation of $22.7 million, at March 31, 2014, and $54.2 million, less accumulated depreciation of $22.0 million, at December 31, 2013.

At the end of 2013, we completed our annual review of residual values and useful lives of revenue earning equipment. Based on the results of our analysis, we adjusted the estimated residual values of certain classes of revenue earning equipment effective January 1, 2014. The change in estimated residual values and useful lives increased pre-tax earnings for the three months ended March 31, 2014 by approximately $6.3 million.

We lease revenue earning equipment to customers for periods typically ranging from three to seven years for trucks and tractors and up to ten years for trailers. The majority of our leases are classified as operating leases. However, some of our revenue earning equipment leases are classified as direct financing leases and, to a lesser extent, sales-type leases. As of March 31, 2014 and December 31, 2013, the net investment in direct financing and sales-type leases was $407.8 million and $400.1 million, respectively. Our direct financing lease customers operate in a wide variety of industries, and we have no significant customer concentrations in any one industry. We assess credit risk for all of our customers including those who lease equipment under direct financing leases upon signing of a full service lease contract. For those customers who are designated as high risk, we typically require deposits to be paid in advance in order to mitigate our credit risk. Additionally, our receivables are collateralized by the vehicle’s fair value, which further mitigates our credit risk.

As of March 31, 2014 and December 31, 2013, the amount of direct financing lease receivables which were past due was not significant, and there were no impaired receivables. Accordingly, we do not believe there is a material risk of default with respect to the direct financing lease receivables. The allowance for credit losses was $0.4 million and $0.5 million as of March 31, 2014 and December 31, 2013, respectively.

(G) GOODWILL

The carrying amount of goodwill attributable to each reportable business segment with changes therein was as follows:

	Fleet Management Solutions	Supply Chain Solutions	Total
	(In thousands)
Balance at January 1, 2014:
Goodwill	$223,204	189,736	412,940
Accumulated impairment losses	(10,322)	(18,899)	(29,221)
	212,882	170,837	383,719
Foreign currency translation adjustments	(202)	(317)	(519)
Balance at March 31, 2014:
Goodwill	223,002	189,419	412,421
Accumulated impairment losses	(10,322)	(18,899)	(29,221)
	$212,680	170,520	383,200

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(H) ACCRUED EXPENSES AND OTHER LIABILITIES

	March 31, 2014			December 31, 2013
	Accrued Expenses	Non-Current Liabilities	Total	Accrued Expenses	Non-Current Liabilities	Total
	(In thousands)
Salaries and wages	$69,064	—	69,064	106,281	—	106,281
Deferred compensation	2,790	32,097	34,887	2,505	31,896	34,401
Other employee benefits	4,646	4,200	8,846	3,809	6,712	10,521
Pension benefits	3,582	293,074	296,656	3,660	292,155	295,815
Other postretirement benefits	2,405	28,200	30,605	2,414	28,374	30,788
Insurance obligations (1)	130,734	187,307	318,041	125,835	186,700	312,535
Accrued rent	7,198	2,721	9,919	4,373	3,372	7,745
Environmental liabilities	4,416	8,853	13,269	4,515	8,548	13,063
Asset retirement obligations	5,851	19,834	25,685	6,144	19,403	25,547
Operating taxes	100,519	—	100,519	94,188	—	94,188
Income taxes	2,566	24,682	27,248	2,623	23,813	26,436
Interest	25,600	—	25,600	33,654	—	33,654
Deposits, mainly from customers	56,156	6,240	62,396	55,854	6,239	62,093
Deferred revenue	15,013	—	15,013	15,123	—	15,123
Other	35,457	10,073	45,530	35,359	9,093	44,452
Total	$465,997	617,281	1,083,278	496,337	616,305	1,112,642
 ————————————
(1) Insurance obligations are primarily comprised of self-insured claim liabilities.

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
Foreign — we are no longer subject to foreign tax examinations by tax authorities for tax years before 2006 in Canada, 2009 in Brazil, 2008 in Mexico and 2011 in the U.K., which are our major foreign tax jurisdictions. Refer to Note (C), “Discontinued Operations,” for further discussion on various assessments related to our former South American operations.

At March 31, 2014 and December 31, 2013, the total amount of gross unrecognized tax benefits (excluding the federal benefit received from state positions) was $57.8 million and $56.8 million, respectively. Unrecognized tax benefits related to federal, state and foreign tax positions may decrease by $2.7 million by March 31, 2015, if audits are completed or tax years close.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

Like-Kind Exchange Program

We have a like-kind exchange program for certain of our U.S.-based revenue earning equipment. Pursuant to the program, we dispose of vehicles and acquire replacement vehicles in a form whereby tax gains on disposal of eligible vehicles are deferred. To qualify for like-kind exchange treatment, we exchange through a qualified intermediary eligible vehicles being disposed of with vehicles being acquired, allowing us to generally carryover the tax basis of the vehicles sold (“like-kind exchanges”). The program results in a material deferral of federal and state income taxes, and a decrease in cash taxes in periods when we are not in a net operating loss (NOL) position. As part of the program, the proceeds from the sale of eligible vehicles are restricted for the acquisition of replacement vehicles and other specified applications. These proceeds are classified as restricted cash, which is included within “Prepaid expenses and other current assets” if the restriction is expected to expire in the twelve months following the balance sheet date or within “Direct financing leases and other assets” if the restriction is expected to expire more than twelve months after the balance sheet date. Due to the structure utilized to facilitate the like-kind exchanges, the qualified intermediary that holds the proceeds from the sales of eligible vehicles and the entity that holds the vehicles to be acquired under the program are required to be consolidated in the accompanying Consolidated Condensed Financial Statements in accordance with U.S. GAAP. The total assets, primarily revenue earning equipment, and the total liabilities, primarily vehicle accounts payable, held by these consolidated entities are equal in value as these entities are solely structured to facilitate the like-kind exchanges. At March 31, 2014 and December 31, 2013, these consolidated entities had total assets, primarily revenue earning equipment, and total liabilities, primarily accounts payable of $249.2 million and $246.3 million, respectively.

In the first quarter of 2013, once we had completed a restructuring of the administrative processes for purchasing and selling vehicles, we reinstated our like-kind exchange program. The reinstated program operates, and will provide cash tax benefits, in the same manner as it did prior to suspension once we are no longer in a NOL position. Our cash flow declined $19.0 million in the first quarter of 2013 as a result of the program's restricted cash. There were no other impacts to cash flow as a result of the program's reinstatement.

Effective Tax Rate

Our effective income tax rate from continuing operations for the first quarter of 2014 was 34.5% compared with 34.7% in the same period of the prior year. The decrease in our effective tax rate in the first quarter of 2014 reflects a benefit from a tax law change in the state of New York partially offset by a higher proportionate amount of 2014 earnings in higher tax rate jurisdictions.

On March 31, 2014, the State of New York enacted changes to its tax system, which impacted net operating loss provisions and reduced the corporate income tax rate from 7.1% to 6.5%. The impact of these changes resulted in a non-cash benefit to deferred income taxes of $1.8 million.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(J) DEBT

	Weighted-Average Interest Rate
	March 31, 2014	December 31, 2013	Maturities	March 31, 2014	December 31, 2013
				(In thousands)
Short-term debt and current portion of long-term debt:
Short-term debt	1.02%	1.70%	2014	$1,590	1,315
Current portion of long-term debt, including capital leases				399,256	258,123
Total short-term debt and current portion of long-term debt				400,846	259,438
Long-term debt:
U.S. commercial paper (1)	0.26%	0.28%	2018	640,940	486,939
Canadian commercial paper (1)	—%	1.13%	2018	—	11,297
Global revolving credit facility	3.00%	—%	2018	16,290	—
Unsecured U.S. notes — Medium-term notes (1)	3.44%	3.76%	2015-2025	3,371,707	3,271,734
Unsecured U.S. obligations, principally bank term loans	1.45%	1.45%	2015-2018	55,500	55,500
Unsecured foreign obligations	1.99%	1.99%	2015-2016	315,681	315,558
Capital lease obligations	3.78%	3.81%	2014-2019	38,701	38,911
Total before fair market value adjustment				4,438,819	4,179,939
Fair market value adjustment on notes subject to hedging (2)				6,188	8,171
				4,445,007	4,188,110
Current portion of long-term debt, including capital leases				(399,256)	(258,123)
Long-term debt				4,045,751	3,929,987
Total debt				$4,446,597	4,189,425
 ————————————

(1)	We had unamortized original issue discounts of $8.4 million and $8.3 million at March 31, 2014 and December 31, 2013, respectively.

(2)	The notional amount of executed interest rate swaps designated as fair value hedges was $500 million and $400 million at March 31, 2014 and December 31, 2013, respectively.

We maintain a $900 million global revolving credit facility with a syndicate of twelve lending institutions led by Bank of America N.A., Bank of Tokyo-Mitsubishi UFJ, Ltd., BNP Paribas, Mizuho Corporate Bank, Ltd., Royal Bank of Canada, Royal Bank of Scotland Plc, U.S. Bank National Association and Wells Fargo Bank, N.A. The global credit facility matures in October 2018. The global facility is used primarily to finance working capital but can also be used to issue up to $75 million in letters of credit (there were no letters of credit outstanding against the facility at March 31, 2014). At our option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. The agreement provides for annual facility fees which range from 8.0 basis points to 27.5 basis points and are based on Ryder’s long-term credit ratings. This annual facility fee is 12.5 basis points, which applies to the total facility size of $900 million. The credit facility contains no provisions limiting its availability in the event of a material adverse change to Ryder’s business operations; however, the credit facility does contain standard representations and warranties, events of default, cross-default provisions and certain affirmative and negative covenants. In order to maintain availability of funding, we must maintain a ratio of debt to consolidated net worth of less than or equal to 300%. Net worth, as defined in the credit facility, represents shareholders' equity excluding any accumulated other comprehensive income or loss associated with our pension and other postretirement plans. The ratio at March 31, 2014 was 188%. At March 31, 2014, $242.7 million was available under the credit facility.

Our global revolving credit facility enables us to refinance short-term obligations on a long-term basis. Settlement of short-term commercial paper obligations not expected to require the use of working capital are classified as long-term as we have both the intent and ability to refinance on a long-term basis. At March 31, 2014 and December 31, 2013, we classified $640.9 million and $498.2 million, respectively, of short-term commercial paper as long-term debt.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

In February 2014, we issued $350 million of unsecured medium-term notes maturing in June 2019. The proceeds from the notes were used to pay down commercial paper and for general corporate purposes. If the notes are downgraded following, and as a result of, a change in control, the note holder can require us to repurchase all or a portion of the notes at a purchase price equal to 101% of principal plus accrued and unpaid interest.

We have a trade receivables purchase and sale program, pursuant to which we sell certain of our domestic trade accounts receivable to a bankruptcy remote, consolidated subsidiary of Ryder, that in turn sells, on a revolving basis, an ownership interest in certain of these accounts receivable to a receivables conduit or committed purchasers. The subsidiary is considered a VIE and is consolidated based on our control of the entity’s activities. We use this program to provide additional liquidity to fund our operations, particularly when it is cost effective to do so. The costs under the program may vary based on changes in interest rates. The available proceeds that may be received under the program are limited to $175 million. If no event occurs which causes early termination, the 364-day program will expire on October 24, 2014. The program contains provisions restricting its availability in the event of a material adverse change to our business operations or the collectibility of the collateralized receivables. At March 31, 2014 and December 31, 2013, no amounts were outstanding under the program. Sales of receivables under this program will be accounted for as secured borrowings based on our continuing involvement in the transferred assets.

At March 31, 2014 and December 31, 2013, we had letters of credit and surety bonds outstanding totaling $308.9 million and $310.5 million, respectively, which primarily guarantee the payment of insurance claims.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(K) FAIR VALUE MEASUREMENTS

The following tables present our assets and liabilities that are measured at fair value on a recurring basis and the levels of inputs used to measure fair value:

	Balance Sheet Location	Fair Value Measurements At March 31, 2014 Using			Total
		Level 1	Level 2	Level 3
		(In thousands)
Assets:
Interest rate swaps	Prepaid expenses and other current assets	$—	2,509	—	2,509
Interest rate swaps	DFL and other assets	—	5,625	—	5,625
Investments held in Rabbi Trusts:
Cash and cash equivalents		3,719	—	—	3,719
U.S. equity mutual funds		20,005	—	—	20,005
Foreign equity mutual funds		4,383	—	—	4,383
Fixed income mutual funds		5,000	—	—	5,000
Investments held in Rabbi Trusts	DFL and other assets	33,107	—	—	33,107
Total assets at fair value		$33,107	8,134	—	41,241

Liabilities:
Interest rate swaps	Other non-current liabilities	$—	1,946	—	1,946
Total liabilities at fair value		$—	1,946	—	1,946

	Balance Sheet Location	Fair Value Measurements At December 31, 2013 Using			Total
		Level 1	Level 2	Level 3
		(In thousands)
Assets:
Interest rate swaps	DFL and other assets	—	9,333	—	9,333
Investments held in Rabbi Trusts:
Cash and cash equivalents		7,101	—	—	7,101
U.S. equity mutual funds		16,479	—	—	16,479
Foreign equity mutual funds		4,323	—	—	4,323
Fixed income mutual funds		4,616	—	—	4,616
Investments held in Rabbi Trusts	DFL and other assets	32,519	—	—	32,519
Total assets at fair value		$32,519	9,333	—	41,852

Liabilities:
Interest rate swaps	Other non-current liabilities	$—	1,162	—	1,162
Total liabilities at fair value		$—	1,162	—	1,162

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

The following tables present our assets and liabilities that are measured at fair value on a nonrecurring basis and the levels of inputs used to measure fair value:

	Fair Value Measurements At March 31, 2014 Using			Total Losses (2)
	Level 1	Level 2	Level 3	Three months ended
	(In thousands)
Assets held for sale:
Revenue earning equipment: (1)
Trucks	$—	—	11,928	$1,882
Tractors	—	—	7,495	1,632
Trailers	—	—	742	161
Total assets at fair value	$—	—	20,165	$3,675

	Fair Value Measurements At March 31, 2013 Using			Total Losses (2)
	Level 1	Level 2	Level 3	Three months ended
	(In thousands)
Assets held for sale:
Revenue earning equipment (1)
Trucks	$—	—	13,229	$3,029
Tractors	—	—	14,943	1,095
Trailers	—	—	989	597
Total assets at fair value	$—	—	29,161	$4,721
 ————————————

(1)	Represents the portion of all revenue earning equipment held for sale that is recorded at fair value, less costs to sell.

(2)	Total losses represent fair value adjustments for all vehicles held for sale throughout the period for which fair value was less than carrying value.

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

Fair value of total debt (excluding capital lease obligations) at March 31, 2014 and December 31, 2013 was approximately $4.45 billion and $4.28 billion, respectively. For publicly-traded debt, estimates of fair value were based on market prices. Since our publicly-traded debt is not actively traded, the fair value measurement was classified within Level 2 of the fair value hierarchy. For other debt, fair value was estimated based on a model-driven approach using rates currently available to us for debt with similar terms and remaining maturities. Therefore, the fair value measurement of our other debt was classified within Level 2 of the fair value hierarchy. The carrying amounts reported in the Consolidated Condensed Balance Sheets for “Cash and cash equivalents,” “Receivables, net” and “Accounts payable” approximate fair value because of the immediate or short-term maturities of these financial instruments.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(L) DERIVATIVES

We have interest rate swaps outstanding which are designated as fair value hedges whereby we receive fixed interest rate payments in exchange for making variable interest rate payments. The differential to be paid or received is accrued and recognized as interest expense. The following table provides a detail of the swaps outstanding and the related hedged items as of March 31, 2014:

	Maturity date	Face value of medium-term notes	Aggregate notional amount of interest rate swaps	Fixed interest rate	Weighted-average variable interest rate on hedged debt as of March 31,
Issuance date					2014	2013
		(Dollars in thousands)
February 2011	March 2015	$350,000	$150,000	3.15%	1.28%	1.41%
May 2011	June 2017	$350,000	$150,000	3.50%	1.44%	1.62%
November 2013	November 2018	$300,000	$100,000	2.45%	1.19%	—%
February 2014	June 2019	$350,000	$100,000	2.55%	1.10%	—%

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

Fair Value Hedging Relationship	Location of Gain (Loss) Recognized in Income	Three months ended March 31,
		2014	2013
		(In thousands)
Derivatives: Interest rate swaps	Interest expense	$(1,983)	(2,781)
Hedged items: Fixed-rate debt	Interest expense	1,983	2,781
Total		$—	—

Refer to Note (K), “Fair Value Measurements,” for disclosures of the fair value and line item caption of derivative instruments recorded on the Consolidated Condensed Balance Sheets.

(M) SHARE REPURCHASE PROGRAMS

In December 2013, our Board of Directors authorized a share repurchase program intended to mitigate the dilutive impact of shares issued under our various employee stock, stock option and employee stock purchase plans. Under the December 2013 program, management is authorized to repurchase shares of common stock in an amount not to exceed the number of shares issued to employees under the Company’s various employee stock, stock option and employee stock purchase plans from December 1, 2013 through December 31, 2015. The December 2013 program limits aggregate share repurchases to no more than 2 million shares of Ryder common stock. Share repurchases of common stock are made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. Management may establish prearranged written plans for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the December 2013 program, which allow for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan. For the three months ended March 31, 2014, we repurchased and retired 562,683 shares under the program at an aggregate cost of $40.4 million. We did not repurchase any shares under this program in 2013.

In December 2011, our Board of Directors authorized a share repurchase program intended to mitigate the dilutive impact of shares issued under our various employee stock, stock option and employee stock purchase plans. Under the December 2011 program, management was authorized to repurchase shares of common stock in an amount not to exceed the number of shares issued to employees under the Company's various employee stock, stock option and employee stock purchase plans from December 1, 2011 through December 13, 2013. The December 2011 program limited aggregate share repurchases to no more than 2 million shares of Ryder common stock. In 2013, we temporarily paused our anti-dilutive share repurchase program to appropriately manage our leverage and to allow us to maintain near-term balance sheet flexibility.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(N) ACCUMULATED OTHER COMPREHENSIVE LOSS

The following summaries set forth the components of accumulated other comprehensive loss, net of tax:

	Currency Translation Adjustments and Other	Net Actuarial Loss (1)	Prior Service Credit (1)	Accumulated Other Comprehensive Loss
	(In thousands)
December 31, 2013	$35,875	(477,883)	3,760	(438,248)
Amortization	—	3,807	(680)	3,127
Current period change	(14,592)	—	—	(14,592)
March 31, 2014	$21,283	(474,076)	3,080	(449,713)

	Currency Translation Adjustments and Other	Net Actuarial Loss (1)	Prior Service Credit (1)	Accumulated Other Comprehensive Loss
	(In thousands)
December 31, 2012	$57,860	(648,113)	2,634	(587,619)
Amortization	—	5,754	(335)	5,419
Current period change	(33,704)	—	—	(33,704)
March 31, 2013	$24,156	(642,359)	2,299	(615,904)
_______________________

(1)	These amounts are included in the computation of net periodic pension cost. See Note (O), "Employee Benefit Plans," for further information.

(O) EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost were as follows:

	Pension Benefits		Postretirement Benefits
	Three months ended March 31,
	2014	2013	2014	2013
	(In thousands)
Company-administered plans:
Service cost	$3,423	4,252	$135	263
Interest cost	25,561	22,419	365	395
Expected return on plan assets	(28,718)	(26,448)	—	—
Amortization of:
Net actuarial loss (credit)	6,235	8,880	(129)	(2)
Prior service credit	(458)	(466)	(615)	(58)
	6,043	8,637	(244)	598
Union-administered plans	2,091	1,984	—	—
Net periodic benefit cost	$8,134	10,621	$(244)	598

Company-administered plans:
U.S.	$6,287	8,741	$(397)	406
Non-U.S.	(244)	(104)	153	192
	6,043	8,637	(244)	598
Union-administered plans	2,091	1,984	—	—
	$8,134	10,621	$(244)	598

During the three months ended March 31, 2014, we contributed $4.3 million to our pension plans. In 2014, we expect total contributions to our pension plans to be approximately $75 million.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(P) OTHER ITEMS IMPACTING COMPARABILITY

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

(Q) SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information was as follows:

	Three months ended March 31,
	2014	2013
	(In thousands)
Interest paid	$41,180	45,425
Income taxes paid	1,534	3,721
Changes in accounts payable related to purchases of revenue earning equipment	16,918	29,381
Operating and revenue earning equipment acquired under capital leases	2,245	458

During the three months ended March 31, 2014 and 2013, we paid $1.6 million and $1.4 million, respectively, related to acquisitions completed in prior years.

(R) MISCELLANEOUS INCOME, NET

	Three months ended March 31,
	2014	2013
	(In thousands)
Contract settlement	$2,908	—
Gains on sales of operating property and equipment	1,304	273
Foreign currency translation benefit (1)	—	1,904
Rabbi trust investment income	500	1,459
Other, net	670	934
Total	$5,382	4,570
 ————————————
(1) Refer to Note (P), "Other Items Impacting Comparability," for additional information.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(S) SEGMENT REPORTING

Our operating segments are aggregated into reportable business segments based upon similar economic characteristics, products, services, customers and delivery methods. We operate in two reportable business segments: (1) FMS, which provides full service leasing, contract maintenance, contract-related maintenance and commercial rental of trucks, tractors and trailers to customers, principally in the U.S., Canada and the U.K.; and (2) SCS, which provides comprehensive supply chain management solutions including distribution and transportation services in North America and Asia. The SCS segment also provides dedicated services, which includes vehicles and drivers as part of a dedicated transportation solution in the U.S.

Our primary measurement of segment financial performance, defined as “Earnings Before Tax” (EBT) from continuing operations, includes an allocation of Central Support Services (CSS) and excludes non-operating pension costs, restructuring and other charges, net and the items discussed in Note (P), “Other Items Impacting Comparability.” CSS represents those costs incurred to support all business segments, including human resources, finance, corporate services, public affairs, information technology, health and safety, legal, marketing and corporate communications. The objective of the EBT measurement is to provide clarity on the profitability of each business segment and, ultimately, to hold leadership of each business segment and each operating segment within each business segment accountable for their allocated share of CSS costs. Certain costs are considered to be overhead not attributable to any segment and remain unallocated in CSS. Included among the unallocated overhead remaining within CSS are the costs for investor relations, public affairs and certain executive compensation.

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

The following tables set forth financial information for each of our business segments and provides a reconciliation between segment EBT and earnings from continuing operations before income taxes for the three months ended March 31, 2014 and 2013. Segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

	FMS	SCS	Eliminations	Total
	(In thousands)
For the three months ended March 31, 2014
Revenue from external customers	$1,013,396	597,341	—	1,610,737
Inter-segment revenue	121,691	—	(121,691)	—
Total revenue	$1,135,087	597,341	(121,691)	1,610,737

Segment EBT	$76,991	21,784	(9,628)	89,147
Unallocated CSS				(10,829)
Non-operating pension costs				(3,314)
Earnings from continuing operations before income taxes				$75,004

Segment capital expenditures paid (1), (2)	$568,239	3,872	—	572,111
Unallocated CSS				6,611
Capital expenditures paid				$578,722

For the three months ended March 31, 2013
Revenue from external customers	$986,538	576,479	—	1,563,017
Inter-segment revenue	113,194	—	(113,194)	—
Total revenue	$1,099,732	576,479	(113,194)	1,563,017

Segment EBT	$60,745	24,436	(7,958)	77,223
Unallocated CSS				(11,375)
Non-operating pension costs				(5,244)
Restructuring and other charges, net and other items				1,904
Earnings from continuing operations before income taxes				$62,508

Segment capital expenditures paid (1), (2)	$406,511	5,800	—	412,311
Unallocated CSS				7,743
Capital expenditures paid				$420,054
 ————————————

(1)	Excludes revenue earning equipment acquired under capital leases.

(2)	Excludes acquisition payments of $1.6 million and $1.4 million during the three months ended March 31, 2014, and 2013, respectively.

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

Refer to Note (C), “Discontinued Operations,” for additional matters.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion should be read in conjunction with the unaudited Consolidated Condensed Financial Statements and notes thereto included under Item 1. In addition, reference should be made to our audited Consolidated Financial Statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2013 Annual Report on Form 10-K.

Ryder System, Inc. (Ryder) is a global leader in transportation and supply chain management solutions. Our operating segments are aggregated into reportable business segments based upon similar economic characteristics, products, services, customers and delivery methods. We operate in two reportable business segments: (1) FMS, which provides full service leasing, contract maintenance, contract-related maintenance and commercial rental of trucks, tractors and trailers to customers, principally in the U.S., Canada and the U.K.; and (2) SCS, which provides comprehensive supply chain management solutions including distribution and transportation services in North America and Asia. The SCS segment also provides dedicated services, which includes vehicles and drivers as part of a dedicated transportation solution in the U.S.

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

Total revenue increased 3% in the first quarter of 2014 to $1.61 billion. Operating revenue (revenue excluding FMS fuel and all subcontracted transportation) increased 4% in the first quarter of 2014 to $1.32 billion. The increase in total and operating revenue for both periods was driven by growth in both the FMS and SCS business segments. See “Consolidated Results” for further discussion of operating revenue, a non-GAAP financial measure.

Earnings from continuing operations before taxes (EBT) increased 20% in the first quarter of 2014 to $75.0 million. The increase in EBT in the first quarter of 2014 reflects improved performance in the FMS business segment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

EBT, earnings and EPS from continuing operations in the first quarter of 2014 and 2013 included certain items we do not consider indicative of our ongoing operations and have been excluded from our comparable EBT, earnings and EPS measures. The following discussion provides a summary of these items, which are discussed in more detail throughout our MD&A and within the Notes to Consolidated Condensed Financial Statements:

	EBT		Earnings		Diluted EPS
	2014	2013	2014	2013	2014	2013
Three months ended March 31	(In thousands, except per share amounts)
EBT/Earnings/EPS	$75,004	62,508	$49,098	40,802	$0.92	0.79
Non-operating pension costs (1)	3,314	5,244	1,888	3,081	0.03	0.06
Foreign currency translation benefit (2)	—	(1,904)	—	(1,904)	—	(0.04)
Benefit from tax law change (3)	—	—	(1,776)	—	(0.03)	—
Comparable (4)	$78,318	65,848	$49,210	41,979	$0.92	0.81
__________________

(1)
Includes the amortization of actuarial loss, interest cost and expected return on plan assets components of pension and postretirement costs, which are tied to financial market performance. We consider these costs to be outside the operational performance of the business.

(2)	See Note (P), "Other Items Impacting Comparability," for additional information.

(3)	See Note (I), "Income Taxes," for additional information.

(4)
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

Excluding the special items listed above, comparable earnings and comparable EPS from continuing operations in the first quarter of 2014 increased 17% to $49.2 million and increased 14% to $0.92 per diluted common share, respectively. EBT growth exceeded the EPS growth during the first quarter of 2014 because the average number of shares outstanding has increased 3% over prior year reflecting the impact of stock issuances under employee stock option and stock purchase plans.

In the first quarter of 2014, net earnings and EPS increased 21% to $48.2 million and 17% to $0.90 per diluted common share, respectively. Net earnings in the first quarter of 2014 and 2013 were negatively impacted by losses from discontinued operations of $0.9 million, or $0.02 per diluted share in both periods.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

CONSOLIDATED RESULTS

	Three months ended March 31,		Change
	2014	2013	2014/2013
	(In thousands, except per share amounts)
Total revenue	$1,610,737	1,563,017	3%
Operating revenue (1)	1,322,478	1,267,521	4%

EBT	$75,004	62,508	20%
Earnings from continuing operations	49,098	40,802	20%
Net earnings	48,232	39,924	21%

Earnings per common share — Diluted
Continuing operations	$0.92	0.79	16%
Net earnings	0.90	0.77	17%
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

Revenue and Cost of Revenue by Source

Total revenue increased 3% in the first quarter of 2014 to $1.61 billion. Operating revenue increased 4% in the first quarter of 2014 to $1.32 billion. The increase in total and operating revenue reflects growth in both FMS and SCS. The FMS growth was primarily driven by higher lease and commercial rental revenue and the SCS growth was driven by new business and higher volumes.

Lease and Rental

	Three months ended March 31,		Change
	2014	2013	2014/2013
	(Dollars in thousands)
Lease and rental revenues	$689,682	659,708	5%
Cost of lease and rental	493,043	473,077	4%
Gross margin	196,639	186,631	5%
Gross margin %	29%	28%

Lease and rental revenues represent full service lease and commercial rental product offerings within our FMS business segment. Revenues increased 5% in the first quarter of 2014 to $689.7 million driven by full service lease fleet growth, higher prices on full service lease vehicles and increased commercial rental revenue. Commercial rental revenue increased due to higher rental pricing (up 5% in the first quarter of 2014) and North American demand.

Cost of lease and rental represents the direct costs related to lease and rental revenues. These costs are comprised of depreciation of revenue earning equipment, maintenance costs (primarily repair parts and labor), and other fixed costs such as licenses, insurance and operating taxes. Cost of lease and rental excludes interest costs from vehicle financing. Cost of lease and rental grew 4% to $493.0 million in the first quarter of 2014 due to depreciation from increased lease vehicle investments and higher maintenance costs on a larger average lease fleet. Cost of lease and rental benefited by $6.3 million in the first quarter of 2014 from changes in the residual value policy effective January 1, 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Lease and rental gross margin increased 5% in the first quarter of 2014 to $196.6 million and lease and rental gross margin as a percentage of revenue increased to 29% in the first quarter of 2014. The increase was due to higher rental pricing and demand as well as benefits from depreciation policy changes.

Services

	Three months ended March 31,		Change
	2014	2013	2014/2013
	(Dollars in thousands)
Services revenue	$709,699	689,461	3%
Cost of services	606,229	583,589	4%
Gross margin	103,470	105,872	(2)%
Gross margin %	15%	15%

Services revenue represents all the revenues associated with our SCS business segment as well as contract maintenance, contract-related maintenance and fleet support services associated with our FMS business segment. Services revenue increased 3% in the first quarter of 2014 to $709.7 million primarily due to higher volumes and new business in our SCS business segment, especially in our dedicated services.

Cost of services represents the direct costs related to services revenue and is primarily comprised of salaries and employee-related costs, SCS subcontracted transportation (purchased transportation from third parties) and maintenance costs. Cost of services increased 4% in the first quarter of 2014 to $606.2 million primarily due to higher revenue and, to a lesser extent, downtime and other costs related to severe winter weather in our SCS business segment.

Services gross margin decreased 2% to $103.5 million in the first quarter of 2014 primarily due to the impact of severe winter weather-related downtime and associated costs in SCS. Services gross margin as a percentage of revenue remained at 15% in the first quarter of 2014.

Fuel

	Three months ended March 31,		Change
	2014	2013	2014/2013
	(Dollars in thousands)
Fuel services revenue	$211,356	213,848	(1)%
Cost of fuel services	207,205	210,293	(1)%
Gross margin	4,151	3,555	17%
Gross margin %	2%	2%

Fuel services revenue decreased 1% in the first quarter of 2014 to $211.4 million due to lower fuel prices passed through to customers.

Cost of fuel services includes the direct costs associated with providing our customers with fuel. These costs include fuel, salaries and employee-related costs of fuel island attendants and depreciation of our fueling facilities and equipment. Cost of fuel decreased 1% in the first quarter of 2014 to $207.2 million due to lower fuel services revenue.

Fuel services gross margin increased 17% to $4.2 million in the first quarter of 2014. Fuel is largely a pass-through to customers for which we realize minimal changes in margin during periods of steady market fuel prices. However, fuel services margin is impacted by sudden increases or decreases in market fuel prices during a short period of time as customer pricing for fuel is established based on market fuel costs. Fuel service margin as a percent of revenue was unchanged in the first quarter of 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

	Three months ended March 31,		Change
	2014	2013	2014/2013
	(In thousands)
Other operating expenses	$36,645	37,599	(3)%

Other operating expenses include costs related to our owned and leased facilities within the FMS business segment such as facility depreciation, rent, insurance, utilities and taxes. These facilities are utilized to provide maintenance to our lease, rental, contract maintenance, contract-related maintenance and on-demand customers. Other operating expenses also include the costs associated with used vehicle sales such as writedowns of used vehicles to fair market value and facilities costs. Other operating expenses decreased 3% to $36.6 million in the first quarter of 2014 primarily due to a $1.0 million reduction in writedowns on vehicles held for sale and lower property insurance costs partially offset by higher maintenance costs for FMS facilities due to severe winter weather.

	Three months ended March 31,		Change
	2014	2013	2014/2013
	(Dollars in thousands)
Selling, general and administrative expenses (SG&A)	$191,702	189,073	1%
Percentage of total revenue	12%	12%
Percentage of operating revenue	14%	15%

SG&A expenses rose 1% to $191.7 million and as a percent of total revenue remained at 12% in the first quarter of 2014. The increase was driven by higher information technology and marketing-related costs. The increased costs in these areas were partially offset by lower pension expense. Pension expense, which primarily impacts SG&A expenses, decreased $2.5 million in the first quarter of 2014 reflecting higher than expected pension asset returns in 2013 and lower service costs.

	Three months ended March 31,		Change
	2014	2013	2014/2013
	(In thousands)
Gains on vehicle sales, net	$28,818	23,006	25%

Gains on vehicle sales, net increased 25% in the first quarter of 2014 to $28.8 million due to higher average proceeds per unit. Global average proceeds per unit increased 11% in the first quarter of 2014.

	Three months ended March 31,		Change
	2014	2013	2014/2013
	(Dollars in thousands)
Interest expense	$35,109	34,454	2%
Effective interest rate	3.3%	3.6%

Interest expense increased 2% in the first quarter of 2014 to $35.1 million reflecting higher average outstanding debt partially offset by a lower effective interest rate. The lower effective interest rate in 2014 primarily reflects the replacement of higher interest rate debt with debt issuances at lower rates. The increase in average outstanding debt reflects planned higher vehicle capital spending.

	Three months ended March 31,
	2014	2013
	(In thousands)
Miscellaneous income, net	$5,382	4,570

Refer to Note (R), "Miscellaneous Income," in the Notes to Consolidated Condensed Financial Statements for a discussion of the components of miscellaneous income.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

	Three months ended March 31,		Change
	2014	2013	2014/2013
	(Dollars in thousands)
Provision for income taxes	$25,906	21,706	19%
Effective tax rate from continuing operations	34.5%	34.7%

Our effective income tax rate from continuing operations for the first quarter of 2014 was 34.5% compared with 34.7% in the same period of the prior year. The decrease in our effective tax rate in the first quarter of 2014 reflects a benefit from a tax law change in the state of New York partially offset by a higher proportionate amount of 2014 earnings in higher tax rate jurisdictions.

	Three months ended March 31,
	2014	2013
	(In thousands)
Loss from discontinued operations, net of tax	$(866)	(878)

Refer to Note (C), “Discontinued Operations,” in the Notes to Consolidated Condensed Financial Statements for a discussion of losses from discontinued operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

OPERATING RESULTS BY BUSINESS SEGMENT

	Three months ended March 31,		Change
	2014	2013	2014/2013
	(Dollars in thousands)
Revenue:
Fleet Management Solutions	$1,135,087	1,099,732	3%
Supply Chain Solutions	597,341	576,479	4
Eliminations	(121,691)	(113,194)	8
Total	$1,610,737	1,563,017	3%
Operating Revenue:
Fleet Management Solutions	$859,916	823,988	4%
Supply Chain Solutions	520,438	494,831	5
Eliminations	(57,876)	(51,298)	13
Total	$1,322,478	1,267,521	4%
EBT:
Fleet Management Solutions	$76,991	60,745	27%
Supply Chain Solutions	21,784	24,436	(11)
Eliminations	(9,628)	(7,958)	21
	89,147	77,223	15
Unallocated Central Support Services	(10,829)	(11,375)	(5)
Non-operating pension costs	(3,314)	(5,244)	(37)
Restructuring and other charges, net and other items	—	1,904	NM
Earnings from continuing operations before income taxes	$75,004	62,508	20%

As part of management’s evaluation of segment operating performance, we define the primary measurement of our segment financial performance as “Earnings Before Taxes” (EBT) from continuing operations, which includes an allocation of Central Support Services (CSS), and excludes non-operating pension costs, restructuring and other charges, net and the items discussed in Note (P), “Other Items Impacting Comparability,” in the Notes to Consolidated Condensed Financial Statements. CSS represents those costs incurred to support all business segments, including human resources, finance, corporate services and public affairs, information technology, health and safety, legal, marketing and corporate communications.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

 The following table provides a reconciliation of items excluded from our segment EBT measure to their classification within our Consolidated Condensed Statements of Earnings:

		Three months ended March 31,
Description	Consolidated Condensed Statements of Earnings Line Item	2014	2013
		(In thousands)
Non-operating pension costs	SG&A	$(3,314)	(5,244)
Foreign currency translation benefit (1)	Miscellaneous income	—	1,904
		$(3,314)	(3,340)
———————————

(1)	See Note (P), “Other Items Impacting Comparability,” for additional information.

Inter-segment revenue and EBT are accounted for at rates similar to those executed with third parties. EBT related to inter-segment equipment and services billed to customers (equipment contribution) are included in both FMS and SCS and then eliminated (presented as “Eliminations” in the table above). Prior year amounts have been reclassified to conform to the current period presentation.

Fleet Management Solutions

	Three months ended March 31,		Change
	2014	2013	2014/2013
	(Dollars in thousands)
Full service lease	$552,216	533,234	4%
Contract maintenance	43,663	46,103	(5)
Contractual revenue	595,879	579,337	3
Commercial rental	190,195	173,097	10
Contract-related maintenance	56,106	53,313	5
Other	17,736	18,241	(3)
Operating revenue (1)	859,916	823,988	4
Fuel services revenue	275,171	275,744	—
Total revenue	$1,135,087	1,099,732	3%

Segment EBT	$76,991	60,745	27%
Segment EBT as a % of total revenue	6.8%	5.5%	130 bps
Segment EBT as a % of operating revenue (1)	9.0%	7.4%	160 bps
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

Total revenue increased 3% in the first quarter of 2014 to $1.14 billion. Operating revenue (revenue excluding fuel) increased 4% in the first quarter of 2014 to $859.9 million. Total and operating revenue increased as a result of organic business growth.

Full service lease revenue increased 4% in the first quarter of 2014 due to growth in the fleet size and higher prices on replacement vehicles. The average number of full service lease vehicles increased 1% from the prior year, reflecting continued increased sales activity. We expect favorable full service lease comparisons to continue throughout the year based on current sales activity. Commercial rental revenue increased 10% in the first quarter of 2014 reflecting higher global pricing (up 5% in the first quarter of 2014) and increased North American demand. We expect favorable commercial rental comparisons to continue throughout the year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table provides commercial rental statistics on our global fleet:

	Three months ended March 31,		Change
	2014	2013	2014/2013
	(Dollars in thousands)
Rental revenue from non-lease customers	$107,063	96,112	11%
Rental revenue from lease customers (1)	$83,132	76,985	8%
Average commercial rental power fleet size — in service (2), (3)	29,600	27,800	6%
Commercial rental utilization — power fleet	73.6%	73.8%	(20) bps
  ————————————

(1)	Represents revenue from rental vehicles provided to our existing full service lease customers, generally during peak periods in their operations.

(2)	Number of units rounded to nearest hundred and calculated using quarterly average unit counts.

(3)	Fleet size excluding trailers.

FMS EBT increased 27% in the first quarter of 2014 to $77.0 million reflecting strong commercial rental performance, improved used vehicle sales results and higher full service lease margins. Maintenance costs benefited from deferral of vehicle service activities due to severe weather, which are expected to be incurred in the second quarter of 2014. Commercial rental performance improved 17% in the first quarter of 2014 as a result of higher pricing and increased North American demand. Rental power fleet utilization was 73.6% for the first quarter of 2014, which was comparable to the prior year on a 3% larger average fleet. Used vehicle sales results improved due to higher proceeds per unit. Full service lease results benefited from $6.3 million of lower depreciation due to residual value policy changes implemented January 1, 2014 and growth in fleet size.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Our global fleet of owned and leased revenue earning equipment and contract maintenance vehicles is summarized as follows (number of units rounded to the nearest hundred):

				Change
	March 31, 2014	December 31, 2013	March 31, 2013	Mar. 2014/Dec. 2013	Mar. 2014/Mar. 2013
End of period vehicle count
By type:
Trucks (1)	68,600	68,700	67,900	—%	1%
Tractors (2)	61,000	60,200	58,700	1	4
Trailers (3) (4)	41,200	41,700	42,400	(1)	(3)
Other	1,400	1,500	2,200	(7)	(36)
Total	172,200	172,100	171,200	—%	1%

By ownership:
Owned	169,100	169,000	166,900	—%	1%
Leased	3,100	3,100	4,300	—	(28)
Total	172,200	172,100	171,200	—%	1%

By product line: (4)
Full service lease	123,300	122,900	121,700	—%	1%
Commercial rental	38,600	38,200	36,500	1	6
Service vehicles and other	3,100	3,100	3,000	—	3
Active units	165,000	164,200	161,200	—	2
Held for sale	7,200	7,900	10,000	(9)	(28)
Total	172,200	172,100	171,200	—%	1%

Customer vehicles under contract maintenance	37,300	37,400	38,100	—%	(2)%

Customer vehicles under transactional maintenance (5)	7,100	5,000	3,300	42%	115%

Total vehicles under service	216,600	214,500	212,600	1%	2%

Quarterly average vehicle count
By product line:
Full service lease	123,100	122,000	121,900	1%	1%
Commercial rental	38,200	38,200	37,100	—	3
Service vehicles and other	3,100	3,000	2,900	3	7
Active units	164,400	163,200	161,900	1	2
Held for sale	7,700	8,000	9,700	(4)	(21)
Total	172,100	171,200	171,600	1%	—%

Customer vehicles under contract maintenance	37,400	37,400	37,700	—%	(1)%

 ———————————

(1)	Generally comprised of Class 1 through Class 6 type vehicles with a Gross Vehicle Weight (GVW) up to 26,000 pounds.

(2)	Generally comprised of over the road on highway tractors and are primarily comprised of Classes 7 and 8 type vehicles with a GVW of over 26,000 pounds.

(3)	Generally comprised of dry, flatbed and refrigerated type trailers.

(4)
Includes 7,200 UK trailers (4,800 full service lease and 2,400 commercial rental and other), 7,700 UK trailers (5,000 full service lease and 2,700 commercial rental and other) and 8,800 UK trailers (6,000 full service lease and 2,800 commercial rental and other) as of March 31, 2014, December 31, 2013, and March 31, 2013, respectively, primarily acquired as part of the Hill Hire acquisition.

(5)
Comprised of the number of unique vehicles serviced under transactional on-demand maintenance agreements. Vehicles included in the end of period count may have been serviced more than one time during the respective period.

Note: Amounts were computed using a 6-point average based on monthly information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table provides a breakdown of our non-revenue earning equipment included in our global fleet count (number of units rounded to nearest hundred):

				Change
	March 31, 2014	December 31, 2013	March 31, 2013	Mar. 2014/ Dec. 2013	Mar. 2014/ Mar. 2013
Not yet earning revenue (NYE)	2,700	2,800	2,300	(4)%	17%
No longer earning revenue (NLE):
Units held for sale	7,200	7,900	10,000	(9)	(28)
Other NLE units	4,200	2,800	3,300	50	27
Total	14,100	13,500	15,600	4%	(10)%

NYE units represent new vehicles on hand that are being prepared for deployment to a lease customer or into the rental fleet. Preparations include activities such as adding lift gates, paint, decals, cargo area and refrigeration equipment. NYE units increased compared to March 31, 2013 due to new sales activity. NLE units represent vehicles held for sale and vehicles for which no revenue has been earned in the previous 30 days. Accordingly, these vehicles may be temporarily out of service, being prepared for sale or awaiting redeployment. NLE units decreased compared to March 31, 2013 reflecting lower used vehicle inventories partially offset by lease and rental vehicles awaiting outservicing. We expect NLE levels to decrease throughout the year as vehicles are outserviced and units held for sale decline.

Supply Chain Solutions

	Three months ended March 31,		Change
	2014	2013	2014/2013
	(Dollars in thousands)
Operating revenue:
Automotive	$144,575	148,627	(3)%
High-Tech	81,455	77,790	5
Retail and CPG	183,333	175,818	4
Industrial and other	111,075	92,596	20
Total operating revenue (1)	520,438	494,831	5
Subcontracted transportation	76,903	81,648	(6)
Total revenue	$597,341	576,479	4%

Segment EBT	$21,784	24,436	(11)%
Segment EBT as a % of total revenue	3.6%	4.2%	(60) bps
Segment EBT as a % of operating revenue(1)	4.2%	4.9%	(70) bps
Memo:
Dedicated services total revenue	$345,865	324,765	6%
Dedicated services operating revenue (1)(2)	$311,721	291,149	7%
Average fleet	12,500	11,700	7%
Fuel costs (3)	$70,415	68,158	3%
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

(2)	Dedicated services operating revenue excludes dedicated subcontracted transportation as follows: $34.1 million and $33.6 million for the three months ended March 31, 2014 and 2013, respectively.

(3)	Fuel costs are largely a pass-through to customers and therefore have a direct impact on revenue.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table summarizes the components of the change in revenue on a percentage basis versus the prior year:

	Three months ended March 31, 2014
	Total	Operating
Organic including price and volume	6%	6%
Subcontracted transportation	(1)	—
Foreign exchange	(1)	(1)
Total increase	4%	5%

Total revenue increased 4% in the first quarter of 2014 to $597.3 million. Operating revenue (revenue excluding subcontracted transportation) increased 5% in the first quarter of 2014 to $520.4 million. Operating revenue growth was due to new business and higher volumes in the industrial, retail and CPG, and high-tech vertical groups. The operating revenue growth in the first quarter of 2014 was partially offset by the impact of severe winter weather on customer activity levels and foreign exchange. We expect favorable revenue comparisons to continue throughout the year due to new business. SCS EBT decreased 11% in the first quarter of 2014 to $21.8 million due to weather-related impacts and, to a lessor extent, start-up costs on a new account.

Central Support Services

	Three months ended March 31,		Change
	2014	2013	2014/2013
	(Dollars in thousands)
Human resources	$4,673	4,414	6%
Finance	12,561	12,506	—
Corporate services and public affairs	3,151	4,031	(22)
Information technology	20,789	17,088	22
Health and safety	2,063	1,931	7
Other	15,475	14,587	6
Total CSS	58,712	54,557	8
Allocation of CSS to business segments	(47,883)	(43,182)	11
Unallocated CSS	$10,829	11,375	(5)%

Total CSS costs increased 8% in the first quarter of 2014 to $58.7 million primarily driven by higher information technology and marketing-related costs. Unallocated CSS decreased 5% in the first quarter of 2014 to $10.8 million primarily due to lower compensation-related expenses and lower spending on public affairs partially offset by increased marketing-related costs. Prior year amounts related to marketing have been reclassified to conform to the current period presentation. Marketing costs were previously recorded as a direct expense of each business segment. We centralized the marketing function in the second half of 2013 and now record marketing costs within total CSS and allocate them to the segments. The change did not impact business segment EBT or unallocated CSS.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

FINANCIAL RESOURCES AND LIQUIDITY

Cash Flows

The following is a summary of our cash flows from operating, financing and investing activities from continuing operations:

	Three months ended March 31,
	2014	2013
	(In thousands)
Net cash provided by (used in):
Operating activities	$237,660	248,928
Financing activities	215,169	51,570
Investing activities	(441,847)	(295,934)
Effect of exchange rate changes on cash	1,369	6,257
Net change in cash and cash equivalents	$12,351	10,821

A detail of the individual items contributing to the cash flow changes is included in the Consolidated Condensed Statements of Cash Flows.

Cash provided by operating activities from continuing operations decreased to $237.7 million in the three months ended March 31, 2014 compared with $248.9 million in 2013, reflecting increased working capital needs which were partially offset by higher earnings compared to the prior year period. The increased working capital needs were primarily driven by higher outstanding account receivables compared to the prior year period. Cash provided by financing activities increased to $215.2 million in the three months ended March 31, 2014 compared with $51.6 million in 2013 as a result of increased borrowing needs to fund investing activities. Cash used in investing activities increased to $441.8 million in the three months ended March 31, 2014 compared with $295.9 million in 2013 primarily due to planned higher vehicle capital spending.

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

The following table shows the sources of our free cash flow computation:

	Three months ended March 31,
	2014	2013
	(In thousands)
Net cash provided by operating activities from continuing operations	$237,660	248,928
Sales of revenue earning equipment	125,673	112,425
Sales of operating property and equipment	2,004	916
Collections on direct finance leases	16,184	27,411
Insurance recoveries and other	(1,250)	3,767
Total cash generated	380,271	393,447
Purchases of property and revenue earning equipment	(578,722)	(420,054)
Free cash flow	$(198,451)	(26,607)

Free cash flow decreased to negative $198.5 million in 2014 primarily due to planned higher spending on commercial rental and full service lease vehicles.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table provides a summary of capital expenditures:

	Three months ended March 31,
	2014	2013
	(In thousands)
Revenue earning equipment:
Full service lease	$445,833	380,709
Commercial rental	125,363	46,597
	571,196	427,306
Operating property and equipment	24,444	22,129
Total capital expenditures (1)	595,640	449,435
Changes in accounts payable related to purchases of revenue earning equipment	(16,918)	(29,381)
Cash paid for purchases of property and revenue earning equipment	$578,722	420,054
  ————————————

(1)
Capital expenditures exclude non-cash additions of approximately $2.2 million and $0.5 million during the three months ended March 31, 2014 and 2013, respectively, in assets held under capital leases resulting from the extension of existing operating leases and other additions.

Capital expenditures (accrual basis) increased 33% in the three months ended March 31, 2014 to $595.6 million reflecting planned higher investments in both the commercial rental and full service lease fleets. We continue to expect full-year 2014 accrual basis capital expenditures from continuing operations to be approximately $2.2 billion, reflecting a reduction in full service lease spending offset by increased investments in the commercial rental fleet. We expect to fund 2014 capital expenditures with both internally generated funds and additional debt financing.

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

Our debt ratings and rating outlooks at March 31, 2014 were as follows:

	Short-term		Long-term
	Rating	Outlook	Rating	Outlook
Moody’s Investors Service	P2	Stable	Baa1	Stable (affirmed March 2014)
Standard & Poor’s Ratings Services	A2	Stable	BBB	Stable
Fitch Ratings	F2	Stable	A-	Stable (affirmed April 2014)

Cash and equivalents totaled $72.8 million as of March 31, 2014, which is available to meet our needs. Approximately $24.4 million was held outside the U.S. as of March 31, 2014 and is available to fund operations and other growth of non-U.S. subsidiaries. If we decide to repatriate cash and equivalents held outside the U.S., we may be subject to additional U.S. income taxes and foreign withholding taxes. However, our intent is to permanently reinvest these foreign amounts outside the U.S. and our current plans do not demonstrate a need to repatriate these foreign amounts to fund our U.S. operations.

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

At March 31, 2014, we had the following amounts available to fund operations under the following facilities:

(In millions)
Global revolving credit facility	$243
Trade receivables program	$175

We maintain a $900 million global revolving credit facility with a syndicate of twelve lending institutions led by Bank of America N.A., Bank of Tokyo-Mitsubishi UFJ, Ltd., BNP Paribas, Mizuho Corporate Bank, Ltd., Royal Bank of Canada, Royal Bank of Scotland Plc, U.S. Bank National Association and Wells Fargo Bank, N.A. The global credit facility matures in October 2018. The global facility is used primarily to finance working capital. In order to maintain availability of funding, we must maintain a ratio of debt to consolidated net worth of less than or equal to 300%. Net worth, as defined in the credit facility, represents shareholders' equity excluding any accumulated other comprehensive income or loss associated with our pension and other postretirement plans. The ratio at March 31, 2014 was 188%.
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
In February 2014, we issued $350 million of unsecured medium-term notes maturing in June 2019. The proceeds from the notes were used to pay down commercial paper and for general corporate purposes. If the notes are downgraded following, and as a result of, a change in control, the note holder can require us to repurchase all or a portion of the notes at a purchase price equal to 101% of principal plus accrued and unpaid interest.
Refer to Note (J), “Debt,” in the Notes to Consolidated Condensed Financial Statements for further discussion around the global revolving credit facility, the trade receivables program, the issuance of medium-term notes under this shelf registration statement and debt maturities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table shows the movements in our debt balance:

	Three months ended March 31,
	2014	2013
	(In thousands)
Debt balance at January 1	$4,189,425	3,820,796
Cash-related changes in debt:
Net change in commercial paper borrowings	142,834	112,938
Proceeds from issuance of medium-term notes	349,580	249,723
Proceeds from issuance of other debt instruments	17,032	—
Retirement of medium term notes	(250,000)	(250,000)
Other debt repaid, including capital lease obligations	(2,845)	(67,344)
	256,601	45,317
Non-cash changes in debt:
Fair market value adjustment on notes subject to hedging	(1,983)	(2,781)
Addition of capital lease obligations	2,245	458
Changes in foreign currency exchange rates and other non-cash items	309	(18,167)
Total changes in debt	257,172	24,827
Debt balance at March 31	$4,446,597	3,845,623

In accordance with our funding philosophy, we attempt to balance the aggregate average remaining re-pricing life of our debt with the aggregate average remaining re-pricing life of our assets. We utilize both fixed-rate and variable-rate debt to achieve this match and generally target a mix of 25% to 45% variable-rate debt as a percentage of total debt outstanding. The variable-rate portion of our total obligations (including notional value of swap agreements) was 31% and 27% at March 31, 2014 and December 31, 2013, respectively.

Ryder’s leverage ratios and a reconciliation of on-balance sheet debt to total obligations were as follows:

	March 31, 2014	% to Equity	December 31, 2013	% to Equity
	(Dollars in thousands)
On-balance sheet debt	$4,446,597	234%	4,189,425	221%
Off-balance sheet debt—PV of minimum lease payments and guaranteed residual values under operating leases for vehicles (1)	95,081		94,519
Total obligations	$4,541,678	239%	4,283,944	226%
 ————————————

(1)	Present value (PV) does not reflect payments Ryder would be required to make if we terminated the related leases prior to the scheduled expiration dates.

On-balance sheet debt to equity consists of balance sheet debt divided by total equity. Total obligations to equity represents balance sheet debt plus the present value of minimum lease payments and guaranteed residual values under operating leases for vehicles, discounted based on our incremental borrowing rate at lease inception, all divided by total equity. Although total obligations is a non-GAAP financial measure, we believe that total obligations is useful as it provides a more complete analysis of our existing financial obligations and helps better assess our overall leverage position. Our leverage ratios increased as of March 31, 2014 due to increased obligations to fund capital expenditures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Off-Balance Sheet Arrangements

We periodically enter into sale-leaseback transactions in order to lower the total cost of funding our operations, to diversify our funding among different classes of investors and to diversify our funding among different types of funding instruments. These sale-leaseback transactions are often executed with third-party financial institutions. In general, these sale-leaseback transactions result in a reduction in revenue earning equipment and debt on the balance sheet, as proceeds from the sale of revenue earning equipment are primarily used to repay debt. Accordingly, sale-leaseback transactions will result in reduced depreciation and interest expense and increased equipment rental expense. These leases contain limited guarantees by us of the residual values of the leased vehicles (residual value guarantees) that are generally conditioned upon disposal of the leased vehicles prior to the end of their lease term. The amount of future payments for residual value guarantees will depend on the market for used vehicles and the condition of the vehicles at time of disposal. We did not enter into any sale-leaseback transactions during the three months ended March 31, 2014 or during 2013.

Pension Information

The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. We review pension assumptions regularly and we may from time to time make voluntary contributions to our pension plans, which exceed the amounts required by statute. In 2014, we expect total contributions to our pension plans to be approximately $75 million. During the three months ended March 31, 2014, we contributed $4.3 million to our pension plans. Changes in interest rates and the market value of the securities held by the plans during 2014 could materially change, positively or negatively, the funded status of the plans and affect the level of pension expense and contributions in 2014 and beyond. See Note (O), “Employee Benefit Plans,” in the Notes to Consolidated Condensed Financial Statements for additional information.

Share Repurchases and Cash Dividends

See Note (M), “Share Repurchase Programs,” in the Notes to Consolidated Condensed Financial Statements for a discussion of share repurchases.

In February 2014, our Board of Directors declared a quarterly cash dividend of $0.34 per share of common stock.

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

The following table provides a reconciliation of total revenue to operating revenue which was not provided within the MD&A discussion:

	Three months ended March 31,
	2014	2013
	(In thousands)
Total revenue	$1,610,737	1,563,017
FMS fuel services and SCS subcontracted transportation (1)	(352,074)	(357,392)
Fuel eliminations	63,815	61,896
Operating revenue	$1,322,478	1,267,521
  ————————————

(1)	Includes intercompany fuel sales.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

FORWARD-LOOKING STATEMENTS

Forward-looking statements (within the meaning of the Federal Private Securities Litigation Reform Act of 1995) are statements that relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends concerning matters that are not historical facts. These statements are often preceded by or include the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “could,” “should” or similar expressions. This Quarterly Report on Form 10-Q contains forward-looking statements including, but not limited to, statements regarding:

•	our expectations in our FMS business segment regarding anticipated full service lease and commercial rental revenue, full service lease sales, and global pricing and demand in commercial rental;

•	our expectations in our SCS business segment regarding anticipated revenue and new business;

•	our expectations of the long-term residual values of revenue earning equipment;

•	the anticipated levels of NLE vehicles in inventory through the end of the year;

•	the anticipated tax benefits of our like-kind exchange program;

•	our expectations of operating cash flow and capital expenditures through the end of 2014;

•	the adequacy of our accounting estimates and reserves for pension expense, compensation expense and employee benefit plan obligations, depreciation and residual value guarantees and income taxes;

•	the adequacy of our fair value estimates of employee incentive awards under our share-based compensation plans, total debt and other debt;

•	our beliefs regarding the default risk of our direct financing lease receivables

•	our ability to fund all of our operating, investing and financial needs for the foreseeable future through internally generated funds and outside funding sources;

•	the anticipated impact of fuel price fluctuations;

•	our expectations as to return on pension plan assets, future pension expense and estimated contributions

•	our expectations regarding the completion and ultimate resolution of tax audits;

•	our expectations regarding the scope, anticipated outcomes and the adequacy of our loss provisions with respect to certain claims, proceedings and lawsuits;

•	our ability to access commercial paper and other available debt financing in the capital markets;

•	our expectations regarding the future use and availability of funding sources; and

•	the anticipated impact of recent accounting pronouncements.

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

•	Decreases in freight demand or setbacks in the moderate recovery of the freight recession which would impact both our transactional and variable-based contractual business

•	Changes in our customers’ operations, financial condition or business environment that may limit their need for, or ability to purchase, our services

•	Decreases in market demand affecting the commercial rental market, as well as economic conditions in the U.K.

•	Volatility in customer volumes and shifting customer demand in the industries serviced by our SCS business

•	Changes in current financial, tax or regulatory requirements that could negatively impact the leasing market

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

•	Competition:

•	Advances in technology may require increased investments to remain competitive, and our customers may not be willing to accept higher prices to cover the cost of these investments

•	Competition from other service providers, some of which have greater capital resources or lower capital costs, or from our customers, who may choose to provide services themselves

•	Continued consolidation in the markets in which we operate which may create large competitors with greater financial resources

•	Our inability to maintain current pricing levels due to economic conditions, demand for services, customer acceptance or competition

•	Profitability:

•	Our inability to obtain adequate profit margins for our services

•	Lower than expected sales volumes or customer retention levels

•	Lower full service lease sales activity

•	Loss of key customers in our SCS business segment

•	Our inability to adapt our product offerings to meet changing consumer preferences on a cost-effective basis

•	The inability of our legacy information technology systems to provide timely access to data

•	Sudden changes in fuel prices and fuel shortages

•	Higher prices for vehicles, diesel engines and fuel as a result of exhaust emissions standards enacted over the last few years

•	Higher than expected maintenance costs and lower than expected benefits associated with a younger fleet and maintenance initiatives

•	Our inability to successfully implement our asset management initiatives

•	Our key assumptions and pricing structure of our SCS contracts prove to be invalid

•	Increased unionizing, labor strikes, work stoppages and driver shortages

•
Difficulties in attracting and retaining drivers and technicians due to driver and technician shortages, which may result in higher costs to procure drivers and technicians and higher turnover rates affecting our customers

•	Our inability to manage our cost structure

•	Our inability to limit our exposure for customer claims

•	Unfavorable or unanticipated outcomes in legal proceedings or uncertain positions

•	Business interruptions or expenditures due to severe weather or natural occurrences

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

•	Financing Concerns:

•	Higher borrowing costs and possible decreases in available funding sources caused by an adverse change in our debt ratings

•	Unanticipated interest rate and currency exchange rate fluctuations

•	Negative funding status of our pension plans caused by lower than expected returns on invested assets and unanticipated changes in interest rates

•	Withdrawal liability as a result of our participation in multi-employer plans

•	Instability in U.S. and worldwide credit markets, resulting in higher borrowing costs and/or reduced access to credit

•	Accounting Matters:

•	Impact of unusual items resulting from ongoing evaluations of business strategies, asset valuations, acquisitions, divestitures and our organizational structure

•	Reductions in residual values or useful lives of revenue earning equipment

•	Increases in compensation levels, retirement rate and mortality resulting in higher pension expense; regulatory changes affecting pension estimates, accruals and expenses

•	Increases in health care costs resulting in higher insurance costs

•	Changes in accounting rules, assumptions and accruals

•	Impact of actual insurance claim and settlement activity compared to historical loss development factors used to project future development

•	Other risks detailed from time to time in our SEC filings

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to Ryder’s exposures to market risks since December 31, 2013. Please refer to the 2013 Annual Report on Form 10-K for a complete discussion of Ryder’s exposures to market risks.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the first quarter of 2014, we carried out an evaluation, under the supervision and with the participation of management, including Ryder’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the first quarter of 2014, Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective.

Changes in Internal Controls over Financial Reporting

During the three months ended March 31, 2014, there were no changes in Ryder’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect such internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases we made of our common stock during the three months ended March 31, 2014:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Anti-Dilutive Program (2)
January 1 through January 31, 2014	10,197	$72.34	—	2,000,000
February 1 through February 28, 2014	567,539	71.69	543,600	1,456,400
March 1 through March 31, 2014	19,217	75.43	19,083	1,437,317
Total	596,953	$71.83	562,683
 ————————————

(1)
During the three months ended March 31, 2014, we purchased an aggregate of 34,270 shares of our common stock in employee-related transactions. Employee-related transactions may include: (i) shares of common stock delivered as payment for the exercise price of options exercised or to satisfy the option holders’ tax withholding liability associated with our share-based compensation programs and (ii) open-market purchases by the trustee of Ryder’s deferred compensation plans relating to investments by employees in our stock, one of the investment options available under the plans.

(2)
In December 2013, our Board of Directors authorized a share repurchase program intended to mitigate the dilutive impact of shares issued under our various employee stock, stock option and employee stock purchase plans. Under the December 2013 program, management is authorized to repurchase shares of common stock in an amount not to exceed the number of shares issued to employees under the Company’s various employee stock, stock option and employee stock purchase plans from December 1, 2013 through December 31, 2015. The December 2013 program limits aggregate share repurchases to no more than 2 million shares of Ryder common stock. Share repurchases of common stock are made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. Management may establish prearranged written plans for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the December 2013 program, which allow for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan. For the three months ended March 31, 2014, we repurchased and retired 562,683 shares under this program at an aggregate cost of $40.4 million.

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

RYDER SYSTEM, INC.
(Registrant)

Date: April 23, 2014	By:	/s/ Art A. Garcia
Art A. Garcia
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: April 23, 2014	By:	/s/ Cristina A. Gallo-Aquino
Cristina A. Gallo-Aquino
Vice President and Controller
(Principal Accounting Officer)