Form 10-Q
period 2014-06-30
RYDER SYSTEM INC
filed 2014-07-23
CIK 85961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014
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

The number of shares of Ryder System, Inc. Common Stock ($0.50 par value per share) outstanding at June 30, 2014 was 53,067,722.

RYDER SYSTEM, INC.
FORM 10-Q QUARTERLY REPORT

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(In thousands, except per share amounts)
Lease and rental revenues	$733,763	688,048	$1,423,445	1,347,756
Services revenue	741,427	707,666	1,451,126	1,397,127
Fuel services revenue	209,381	208,285	420,737	422,133
Total revenues	1,684,571	1,603,999	3,295,308	3,167,016

Cost of lease and rental	508,091	476,662	1,001,134	949,739
Cost of services	625,276	590,311	1,231,505	1,173,900
Cost of fuel services	203,613	204,626	410,818	414,919
Other operating expenses	31,007	32,876	67,652	70,475
Selling, general and administrative expenses	200,430	195,033	392,132	384,106
Gains on vehicle sales, net	(34,365)	(23,197)	(63,183)	(46,203)
Interest expense	35,302	33,901	70,411	68,355
Miscellaneous income, net	(4,828)	(3,575)	(10,210)	(8,145)
	1,564,526	1,506,637	3,100,259	3,007,146
Earnings from continuing operations before income taxes	120,045	97,362	195,049	159,870
Provision for income taxes	44,351	34,787	70,257	56,493
Earnings from continuing operations	75,694	62,575	124,792	103,377
Loss from discontinued operations, net of tax	(336)	(381)	(1,202)	(1,259)
Net earnings	$75,358	62,194	$123,590	102,118

Earnings (loss) per common share — Basic
Continuing operations	$1.43	1.21	$2.36	2.00
Discontinued operations	—	(0.01)	(0.02)	(0.02)
Net earnings	$1.43	1.20	$2.34	1.98

Earnings (loss) per common share — Diluted
Continuing operations	$1.42	1.19	$2.34	1.98
Discontinued operations	(0.01)	—	(0.02)	(0.02)
Net earnings	$1.41	1.19	$2.32	1.96

Cash dividends declared per common share	$0.34	0.31	$0.68	0.62

See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(In thousands)

Net earnings	$75,358	62,194	$123,590	102,118

Other comprehensive income (loss):

Changes in cumulative translation adjustment and other, before and after tax	26,273	(16,239)	11,681	(49,943)

Amortization of pension and postretirement items	4,295	8,180	9,328	16,534
Income tax expense related to amortization of pension and postretirement items	(1,302)	(2,782)	(3,208)	(5,717)
Amortization of pension and postretirement items, net of taxes	2,993	5,398	6,120	10,817

Change in net actuarial loss	(3,144)	(5,762)	(3,144)	(5,762)
Income tax benefit related to change in net actuarial loss	1,096	2,048	1,096	2,048
Change in net actuarial loss, net of taxes	(2,048)	(3,714)	(2,048)	(3,714)

Other comprehensive income (loss), net of taxes	27,218	(14,555)	15,753	(42,840)

Comprehensive income	$102,576	47,639	$139,343	59,278
See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)

	June 30, 2014	December 31, 2013
	(Dollars in thousands, except per share amount)
Assets:
Current assets:
Cash and cash equivalents	$86,888	61,562
Receivables, net of allowance of $17,322 and $16,955, respectively	827,274	777,370
Inventories	65,490	64,298
Prepaid expenses and other current assets	157,818	159,263
Total current assets	1,137,470	1,062,493
Revenue earning equipment, net of accumulated depreciation of $3,606,141 and $3,596,102, respectively	6,930,465	6,490,837
Operating property and equipment, net of accumulated depreciation of $1,015,764 and $991,117, respectively	687,714	633,826
Goodwill	383,879	383,719
Intangible assets	69,224	72,406
Direct financing leases and other assets	478,915	460,501
Total assets	$9,687,667	9,103,782

Liabilities and shareholders’ equity:
Current liabilities:
Short-term debt and current portion of long-term debt	$557,681	259,438
Accounts payable	479,952	475,364
Accrued expenses and other current liabilities	479,047	496,337
Total current liabilities	1,516,680	1,231,139
Long-term debt	4,159,472	3,929,987
Other non-current liabilities	566,242	616,305
Deferred income taxes	1,480,313	1,429,637
Total liabilities	7,722,707	7,207,068

Shareholders’ equity:
Preferred stock of no par value per share — authorized, 3,800,917; none outstanding, June 30, 2014 or December 31, 2013	—	—
Common stock of $0.50 par value per share — authorized, 400,000,000; outstanding, June 30, 2014 — 53,067,722; December 31, 2013 — 53,335,386	26,533	26,667
Additional paid-in capital	944,064	917,539
Retained earnings	1,416,858	1,390,756
Accumulated other comprehensive loss	(422,495)	(438,248)
Total shareholders’ equity	1,964,960	1,896,714
Total liabilities and shareholders’ equity	$9,687,667	9,103,782
See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2014	2013
	(In thousands)
Cash flows from operating activities from continuing operations:
Net earnings	$123,590	102,118
Less: Loss from discontinued operations, net of tax	(1,202)	(1,259)
Earnings from continuing operations	124,792	103,377
Depreciation expense	505,997	465,979
Gains on vehicle sales, net	(63,183)	(46,203)
Share-based compensation expense	9,989	9,602
Amortization expense and other non-cash charges, net	25,727	27,289
Deferred income tax expense	59,956	48,176
Changes in operating assets and liabilities:
Receivables	(40,579)	(16,591)
Inventories	(1,178)	2,089
Prepaid expenses and other assets	(19,163)	(17,392)
Accounts payable	1,771	23,708
Accrued expenses and other non-current liabilities	(67,629)	(36,257)
Net cash provided by operating activities from continuing operations	536,500	563,777

Cash flows from financing activities from continuing operations:
Net change in commercial paper borrowings	21,377	180,777
Debt proceeds	765,713	254,371
Debt repaid, including capital lease obligations	(271,248)	(320,862)
Dividends on common stock	(35,915)	(32,055)
Common stock issued	34,129	41,428
Common stock repurchased	(79,488)	—
Excess tax benefits from share-based compensation	411	3,289
Debt issuance costs	(5,026)	(2,008)
Net cash provided by financing activities from continuing operations	429,953	124,940

Cash flows from investing activities from continuing operations:
Purchases of property and revenue earning equipment	(1,255,222)	(948,114)
Sales of revenue earning equipment	274,394	225,749
Sales of operating property and equipment	2,780	3,296
Acquisitions	(1,649)	(1,420)
Collections on direct finance leases	32,355	39,854
Changes in restricted cash	8,774	(15,142)
Insurance recoveries and other	(1,250)	8,173
Net cash used in investing activities from continuing operations	(939,818)	(687,604)

Effect of exchange rate changes on cash	48	6,966
Increase in cash and cash equivalents from continuing operations	26,683	8,079

Cash flows from discontinued operations:
Operating cash flows	(1,329)	(1,031)
Effect of exchange rate changes on cash	(28)	(11)
Decrease in cash and cash equivalents from discontinued operations	(1,357)	(1,042)

Increase in cash and cash equivalents	25,326	7,037
Cash and cash equivalents at January 1	61,562	66,392
Cash and cash equivalents at June 30	$86,888	73,429
See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Amount	Shares	Par
	(Dollars in thousands, except per share amount)
Balance at December 31, 2013	$—	53,335,386	$26,667	917,539	1,390,756	(438,248)	1,896,714
Net earnings	—	—	—	—	123,590	—	123,590
Other comprehensive income	—	—	—	—	—	15,753	15,753
Comprehensive income							139,343
Common stock dividends declared — $0.68 per share	—	—	—	—	(36,158)	—	(36,158)
Common stock issued under employee stock option and stock purchase plans (1)	—	753,684	377	33,301	—	—	33,678
Benefit plan stock sales (2)	—	5,724	3	448	—	—	451
Common stock repurchases	—	(1,027,072)	(514)	(17,644)	(61,330)	—	(79,488)
Share-based compensation	—	—	—	9,989	—	—	9,989
Tax benefits from share-based compensation	—	—	—	431	—	—	431
Balance at June 30, 2014	$—	53,067,722	$26,533	944,064	1,416,858	(422,495)	1,964,960
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

Certain amounts have been reclassified to conform to the current period presentation, including intercompany profit allocations between Fleet Management Solutions (FMS) and Supply Chain Solutions (SCS). These reclassifications were immaterial to the financial statements taken as a whole.

(B) ACCOUNTING CHANGES

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (FASB) issued accounting guidance on the recognition of revenue from contracts with customers. Under the new standard, revenue will be measured and recognized using a performance obligation approach. The guidance will be effective on January 1, 2017. We are currently evaluating the impact of this guidance on our consolidated financial position and results of operations.

Unrecognized Tax Benefits

In July 2013, the FASB issued accounting guidance on the balance sheet presentation of an unrecognized tax benefit when a net operating loss carryforward exists. Under this guidance, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward. This guidance became effective on January 1, 2014 and resulted in a reclassification of $38.8 million from other non-current liabilities to deferred income taxes in our December 31, 2013 balance sheet. Other than the change in presentation within the Consolidated Condensed Balance Sheets, this accounting guidance did not have an impact on our consolidated financial position, results of operations or cash flows.

(C) DISCONTINUED OPERATIONS

In 2009, we ceased SCS service operations in Brazil, Argentina, Chile and European markets. Accordingly, results of these operations, financial position and cash flows are separately reported as discontinued operations for all periods presented either in the Consolidated Condensed Financial Statements or notes thereto.

Summarized results of discontinued operations were as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(In thousands)
Pre-tax loss from discontinued operations	$(323)	(298)	$(1,278)	(1,199)
Income tax (expense) benefit	(13)	(83)	76	(60)
Loss from discontinued operations, net of tax	$(336)	(381)	$(1,202)	(1,259)

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

Results of discontinued operations in 2014 and 2013 reflected losses related to adverse legal developments and professional and administrative fees associated with our discontinued South American operations.

The following is a summary of assets and liabilities of discontinued operations:

	June 30, 2014	December 31, 2013
	(In thousands)
Total assets, primarily deposits	$3,452	3,627
Total liabilities, primarily contingent accruals	$4,476	4,501

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

In Brazil, we were assessed $5.3 million (before and after tax) in prior years for various federal income taxes and social contribution taxes for the 1997 and 1998 tax years. We have successfully overturned these federal tax assessments in the lower courts; however, there is a reasonable possibility that these rulings could be reversed and we would be required to pay the assessments. We believe it is more likely than not that our position will ultimately be sustained if appealed and no amounts have been reserved for these matters. We are entitled to indemnification for a portion of any resulting liability on these federal tax claims which, if honored, would reduce the estimated loss.

(D) SHARE-BASED COMPENSATION PLANS

Share-based incentive awards are provided to employees under the terms of various share-based compensation plans (collectively, the “Plans”). The Plans are administered by the Compensation Committee of the Board of Directors. Awards under the Plans principally include at-the-money stock options, nonvested stock and cash awards. Nonvested stock awards include grants of market-based, performance-based, and time-vested restricted stock rights. Under the terms of our Plans, dividends may be paid on our nonvested stock awards. Dividends on nonvested stock granted after 2011 are not paid unless the award vests. Upon vesting, the amount of the dividends paid is equal to the aggregate dividends declared on common shares during the period from the date of grant of the award until the date the shares underlying the award are delivered.

The following table provides information on share-based compensation expense and income tax benefits recognized during the periods:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(In thousands)
Stock option and stock purchase plans	$2,241	2,193	$4,478	4,303
Nonvested stock	2,890	2,799	5,511	5,299
Share-based compensation expense	5,131	4,992	9,989	9,602
Income tax benefit	(1,713)	(1,640)	(3,389)	(3,327)
Share-based compensation expense, net of tax	$3,418	3,352	$6,600	6,275

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

The following table is a summary of compensation expense recognized for market-based cash awards in addition to the share-based compensation expense reported in the previous table:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(In thousands)
Cash awards	$743	889	$1,266	2,163

Total unrecognized pre-tax compensation expense related to all share-based compensation arrangements at June 30, 2014 was $33.4 million and is expected to be recognized over a weighted-average period of 2.0 years.

The following table is a summary of the awards granted under the Plans during the periods presented:

	June 30, 2014	June 30, 2013
	(In thousands)

Stock options	405	381
Market-based restricted stock rights	22	22
Performance-based restricted stock rights	30	15
Time-vested restricted stock rights	158	146
Total	615	564

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(E) EARNINGS PER SHARE

We compute earnings per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Our nonvested stock granted prior to 2012 and restricted stock units granted to our Board of Directors are considered participating securities since these share-based awards contain a non-forfeitable right to dividend cash payments prior to vesting. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the weighted average shares outstanding during the period.

The following table presents the calculation of basic and diluted earnings per common share from continuing operations:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(In thousands, except per share amounts)
Earnings per share — Basic:
Earnings from continuing operations	$75,694	62,575	$124,792	103,377
Less: Distributed and undistributed earnings allocated to nonvested stock	(301)	(556)	(582)	(978)
Earnings from continuing operations available to common shareholders — Basic	$75,393	62,019	$124,210	102,399

Weighted average common shares outstanding — Basic	52,564	51,445	52,612	51,201

Earnings from continuing operations per common share — Basic	$1.43	1.21	$2.36	2.00

Earnings per share — Diluted:
Earnings from continuing operations	$75,694	62,575	$124,792	103,377
Less: Distributed and undistributed earnings allocated to nonvested stock	(299)	(552)	(578)	(972)
Earnings from continuing operations available to common shareholders — Diluted	$75,395	62,023	$124,214	102,405

Weighted average common shares outstanding — Basic	52,564	51,445	52,612	51,201
Effect of dilutive equity awards	482	478	472	457
Weighted average common shares outstanding — Diluted	53,046	51,923	53,084	51,658

Earnings from continuing operations per common share — Diluted	$1.42	1.19	$2.34	1.98

Anti-dilutive equity awards not included above	412	593	314	1,003

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(F) REVENUE EARNING EQUIPMENT

	June 30, 2014			December 31, 2013
	Cost	Accumulated Depreciation	Net Book Value(1)	Cost	Accumulated Depreciation	Net Book Value(1)
	(In thousands)
Held for use:
Full service lease	$7,699,750	(2,564,790)	5,134,960	$7,436,093	(2,537,077)	4,899,016
Commercial rental	2,491,695	(791,662)	1,700,033	2,210,863	(747,283)	1,463,580
Held for sale	345,161	(249,689)	95,472	439,983	(311,742)	128,241
Total	$10,536,606	(3,606,141)	6,930,465	$10,086,939	(3,596,102)	6,490,837
 ————————————

(1)
Revenue earning equipment, net includes vehicles acquired under capital leases of $48.1 million, less accumulated depreciation of $20.1 million, at June 30, 2014, and $54.2 million, less accumulated depreciation of $22.0 million, at December 31, 2013.

At the end of 2013, we completed our annual review of residual values and useful lives of revenue earning equipment. Based on the results of our analysis, we adjusted the estimated residual values of certain classes of revenue earning equipment effective January 1, 2014. The change in estimated residual values and useful lives increased pre-tax earnings for the three and six months ended June 30, 2014 by approximately $6.3 million and $12.5 million, respectively.

We lease revenue earning equipment to customers for periods typically ranging from three to seven years for trucks and tractors and up to ten years for trailers. The majority of our leases are classified as operating leases. However, some of our revenue earning equipment leases are classified as direct financing leases and, to a lesser extent, sales-type leases. As of June 30, 2014 and December 31, 2013, the net investment in direct financing and sales-type leases was $417.8 million and $400.1 million, respectively. Our direct financing lease customers operate in a wide variety of industries, and we have no significant customer concentrations in any one industry. We assess credit risk for all of our customers including those who lease equipment under direct financing leases upon signing of a full service lease contract. For those customers who are designated as high risk, we typically require deposits to be paid in advance in order to mitigate our credit risk. Additionally, our receivables are collateralized by the vehicles, based on their estimated fair values, which further mitigates our credit risk.

As of June 30, 2014 and December 31, 2013, the amount of direct financing lease receivables past due was not significant, and there were no impaired receivables. Accordingly, we do not believe there is a material risk of default with respect to the direct financing lease receivables. The allowance for credit losses was $0.4 million and $0.5 million as of June 30, 2014 and December 31, 2013, respectively.

(G) GOODWILL

The carrying amount of goodwill attributable to each reportable business segment with changes therein was as follows:

	Fleet Management Solutions	Supply Chain Solutions	Total
	(In thousands)
Balance at January 1, 2014:
Goodwill	$223,204	189,736	412,940
Accumulated impairment losses	(10,322)	(18,899)	(29,221)
	212,882	170,837	383,719
Foreign currency translation adjustments	197	(37)	160
Balance at June 30, 2014:
Goodwill	223,401	189,699	413,100
Accumulated impairment losses	(10,322)	(18,899)	(29,221)
	$213,079	170,800	383,879

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

We assess goodwill for impairment on April 1st of each year or more often if deemed necessary. In the second quarter of 2014, we completed our annual goodwill impairment test. We performed a quantitative test for one reporting unit in the Supply Chain Solutions business segment and determined there was no impairment. We performed a qualitative test for our other reporting units, which considered individual factors such as macroeconomic conditions, changes in our industry and the markets in which we operate as well as our historical and expected future financial performance. After performing the qualitative assessment, we concluded it is more likely than not that fair values are greater than carrying values and determined there was no impairment.

(H) ACCRUED EXPENSES AND OTHER LIABILITIES

	June 30, 2014			December 31, 2013
	Accrued Expenses	Non-Current Liabilities	Total	Accrued Expenses	Non-Current Liabilities	Total
	(In thousands)
Salaries and wages	$87,951	—	87,951	$106,281	—	106,281
Deferred compensation	2,966	34,123	37,089	2,505	31,896	34,401
Other employee benefits	6,060	4,271	10,331	3,809	6,712	10,521
Pension benefits	3,606	239,904	243,510	3,660	292,155	295,815
Other postretirement benefits	2,413	27,481	29,894	2,414	28,374	30,788
Insurance obligations (1)	131,763	189,595	321,358	125,835	186,700	312,535
Accrued rent	2,102	2,222	4,324	4,373	3,372	7,745
Environmental liabilities	4,018	8,828	12,846	4,515	8,548	13,063
Asset retirement obligations	5,049	19,689	24,738	6,144	19,403	25,547
Operating taxes	96,657	—	96,657	94,188	—	94,188
Income taxes	284	25,552	25,836	2,623	23,813	26,436
Interest	30,968	—	30,968	33,654	—	33,654
Deposits, mainly from customers	56,411	6,175	62,586	55,854	6,239	62,093
Deferred revenue	14,652	—	14,652	15,123	—	15,123
Other	34,147	8,402	42,549	35,359	9,093	44,452
Total	$479,047	566,242	1,045,289	$496,337	616,305	1,112,642
 ————————————
(1) Insurance obligations are primarily comprised of self-insured claim liabilities.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(I) DEBT

	Weighted-Average Interest Rate
	June 30, 2014	December 31, 2013	Maturities	June 30, 2014	December 31, 2013
				(In thousands)
Short-term debt and current portion of long-term debt:
Short-term debt	1.28%	1.70%	2014	$1,604	1,315
U.S. commercial paper (1)	0.26%	—%	2014	144,000	—
Current portion of long-term debt, including capital leases				412,077	258,123
Total short-term debt and current portion of long-term debt				557,681	259,438
Long-term debt:
U.S. commercial paper (1)	0.26%	0.28%	2018	375,949	486,939
Canadian commercial paper (1)	—%	1.13%	2018	—	11,297
Unsecured U.S. notes — Medium-term notes (1)	3.29%	3.76%	2015-2025	3,771,238	3,271,734
Unsecured U.S. obligations, principally bank term loans	1.44%	1.45%	2015-2018	55,500	55,500
Unsecured foreign obligations	1.99%	1.99%	2015-2016	324,423	315,558
Capital lease obligations	3.69%	3.81%	2014-2019	36,584	38,911
Total before fair market value adjustment				4,563,694	4,179,939
Fair market value adjustment on notes subject to hedging (2)				7,855	8,171
				4,571,549	4,188,110
Current portion of long-term debt, including capital leases				(412,077)	(258,123)
Long-term debt				4,159,472	3,929,987
Total debt				$4,717,153	4,189,425
 ————————————

(1)	We had unamortized original issue discounts of $8.8 million and $8.3 million at June 30, 2014 and December 31, 2013, respectively.

(2)	The notional amount of executed interest rate swaps designated as fair value hedges was $600 million and $400 million at June 30, 2014 and December 31, 2013, respectively.

We maintain a $900 million global revolving credit facility with a syndicate of twelve lending institutions led by Bank of America N.A., Bank of Tokyo-Mitsubishi UFJ, Ltd., BNP Paribas, Mizuho Corporate Bank, Ltd., Royal Bank of Canada, Royal Bank of Scotland Plc, U.S. Bank National Association and Wells Fargo Bank, N.A. The global credit facility matures in October 2018. The global facility is used primarily to finance working capital but can also be used to issue up to $75 million in letters of credit (there were no letters of credit outstanding against the facility at June 30, 2014). At our option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. The agreement provides for annual facility fees which range from 8.0 basis points to 27.5 basis points and are based on Ryder’s long-term credit ratings. The annual facility fee is 12.5 basis points, which applies to the total facility size of $900 million. The credit facility contains no provisions limiting its availability in the event of a material adverse change to Ryder’s business operations; however, the credit facility does contain standard representations and warranties, events of default, cross-default provisions and certain affirmative and negative covenants. In order to maintain availability of funding, we must maintain a ratio of debt to consolidated net worth of less than or equal to 300%. Net worth, as defined in the credit facility, represents shareholders' equity excluding any accumulated other comprehensive income or loss associated with our pension and other postretirement plans. The ratio at June 30, 2014 was 194%. At June 30, 2014, $380.0 million was available under the credit facility.

Our global revolving credit facility enables us to refinance short-term obligations on a long-term basis. Settlement of short-term commercial paper obligations not expected to require the use of working capital are classified as long-term as we have both the intent and ability to refinance on a long-term basis. At June 30, 2014 and December 31, 2013, we classified $375.9 million and $498.2 million, respectively, of short-term commercial paper as long-term debt. At June 30, 2014, we reclassified $144.0 million of commercial paper as short-term debt as we do not expect to refinance these borrowings for at least one year from the balance sheet date.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

In May 2014, we issued $400 million of unsecured medium-term notes maturing in September 2019 and in February 2014, we issued $350 million of unsecured medium-term notes maturing in June 2019. The proceeds from the notes were used to reduce commercial paper balances and for general corporate purposes. If the notes are downgraded below investment grade following, and as a result of, a change in control, the note holder can require us to repurchase all or a portion of the notes at a purchase price equal to 101% of principal plus accrued and unpaid interest.

We have a trade receivables purchase and sale program, pursuant to which we sell certain of our domestic trade accounts receivable to a bankruptcy remote, consolidated subsidiary of Ryder, that in turn sells, on a revolving basis, an ownership interest in certain of these accounts receivable to a receivables conduit or committed purchasers. The subsidiary is considered a VIE and is consolidated based on our control of the entity’s activities. We use this program to provide additional liquidity to fund our operations, particularly when it is cost effective to do so. The costs under the program may vary based on changes in interest rates. The available proceeds that may be received under the program are limited to $175 million. If no event occurs that causes early termination, the 364-day program will expire on October 24, 2014. The program contains provisions restricting its availability in the event of a material adverse change to our business operations or the collectibility of the collateralized receivables. At June 30, 2014 and December 31, 2013, no amounts were outstanding under the program. Sales of receivables under this program will be accounted for as secured borrowings based on our continuing involvement in the transferred assets.

At June 30, 2014 and December 31, 2013, we had letters of credit and surety bonds outstanding totaling $310.7 million and $310.5 million, respectively, which primarily guarantee the payment of insurance claims.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(J) FAIR VALUE MEASUREMENTS

The assets and liabilities measured at fair value on a recurring basis consist primarily of interest rate swaps and investments held in Rabbi Trusts.  These amounts as of June 30, 2014 are not material to our consolidated financial position and operations and have not changed significantly from the amounts reported as of December 31, 2013.

The following tables present our assets and liabilities that are measured at fair value on a nonrecurring basis and the levels of inputs used to measure fair value:

	Fair Value Measurements At June 30, 2014 Using	Total Losses (2)
	Level 3	Three months ended	Six months ended
	(In thousands)
Assets held for sale:
Revenue earning equipment: (1)
Trucks	10,713	$1,572	$3,454
Tractors	6,057	662	2,294
Trailers	497	281	442
Total assets at fair value	17,267	$2,515	$6,190

	Fair Value Measurements At June 30, 2013 Using	Total Losses (2)
	Level 3	Three months ended	Six months ended
	(In thousands)
Assets held for sale:
Revenue earning equipment (1)
Trucks	11,132	$2,447	$5,476
Tractors	16,283	1,413	2,508
Trailers	882	370	967
Total assets at fair value	28,297	$4,230	$8,951
 ————————————

(1)	Represents the portion of all revenue earning equipment held for sale that is recorded at fair value, less costs to sell.

(2)	Total losses represent fair value adjustments for all vehicles held for sale throughout the period for which fair value was less than carrying value.

Revenue earning equipment held for sale is stated at the lower of carrying amount or fair value less costs to sell. Only certain vehicles held for sale have carrying amounts greater than the fair value and losses are recorded at the time they arrive at our used truck centers. We typically record gains on the remaining vehicles with carrying amounts greater than fair value at the time they are sold. Losses to reflect changes in fair value are presented within “Other operating expenses” in the Consolidated Condensed Statements of Earnings. For revenue earning equipment held for sale, we stratify our fleet by vehicle type (trucks, tractors and trailers), weight class, age and other relevant characteristics and create classes of similar assets for analysis purposes. Fair value was determined based upon recent market prices obtained from our own sales experience for sales of each class of similar assets and vehicle condition. Therefore, our revenue earning equipment held for sale was classified within Level 3 of the fair value hierarchy.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

Fair value of total debt (excluding capital lease obligations) at June 30, 2014 and December 31, 2013 was approximately $4.83 billion and $4.28 billion, respectively. For publicly-traded debt, estimates of fair value were based on market prices. Since our publicly-traded debt is not actively traded, the fair value measurement was classified within Level 2 of the fair value hierarchy. For other debt, fair value was estimated based on a model-driven approach using rates currently available to us for debt with similar terms and remaining maturities. Therefore, the fair value measurement of our other debt was classified within Level 2 of the fair value hierarchy. The carrying amounts reported in the Consolidated Condensed Balance Sheets for “Cash and cash equivalents,” “Receivables, net” and “Accounts payable” approximate fair value because of the immediate or short-term maturities of these financial instruments.

(K) DERIVATIVES

We have interest rate swaps outstanding which are designated as fair value hedges whereby we receive fixed interest rate payments in exchange for making variable interest rate payments. The differential to be paid or received is accrued and recognized as interest expense. The following table provides a detail of the swaps outstanding and the related hedged items as of June 30, 2014:

	Maturity date	Face value of medium-term notes	Aggregate notional amount of interest rate swaps	Fixed interest rate	Weighted-average variable interest rate on hedged debt as of June 30,
Issuance date					2014	2013
		(Dollars in thousands)
February 2011	March 2015	$350,000	$150,000	3.15%	1.28%	1.41%
May 2011	June 2017	$350,000	$150,000	3.50%	1.42%	1.51%
November 2013	November 2018	$300,000	$100,000	2.45%	1.18%	—%
February 2014	June 2019	$350,000	$100,000	2.55%	1.10%	—%
May 2014	September 2019	$400,000	$100,000	2.45%	0.85%	—%

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

Fair Value Hedging Relationship	Location of Gain (Loss) Recognized in Income	Three months ended June 30,		Six months ended June 30,
		2014	2013	2014	2013
		(In thousands)
Derivatives: Interest rate swaps	Interest expense	$1,667	(3,586)	$(316)	(6,367)
Hedged items: Fixed-rate debt	Interest expense	(1,667)	3,586	316	6,367
Total		$—	—	$—	—

The derivatives are pay-variable, receive-fixed interest rate swaps based on the LIBOR rate and are designated as fair value hedges. Fair value was based on a model-driven income approach using the LIBOR rate at each interest payment date, which was observable at commonly quoted intervals for the full term of the swaps. Therefore, our interest rate swaps were classified within Level 2 of the fair value hierarchy. The location and fair value amounts of the interest rate swaps reported on the Consolidated Condensed Balance Sheets were as follows:

Balance Sheet Location	June 30, 2014	December 31, 2013
	(In thousands)
Prepaid expenses and other current assets	$1,834	$—
Direct financing leases and other assets	6,162	9,333
Other non-current liabilities	(141)	(1,162)

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(L) SHARE REPURCHASE PROGRAMS

In December 2013, our Board of Directors authorized a share repurchase program intended to mitigate the dilutive impact of shares issued under our various employee stock, stock option and employee stock purchase plans. Under the December 2013 program, management is authorized to repurchase shares of common stock in an amount not to exceed the number of shares issued to employees under the Company’s various employee stock, stock option and employee stock purchase plans from December 1, 2013 through December 31, 2015. The December 2013 program limits aggregate share repurchases to no more than 2 million shares of Ryder common stock. Share repurchases of common stock are made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. Management established prearranged written plans for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the December 2013 program, which allow for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan. For the three months ended June 30, 2014, we repurchased and retired 464,389 shares under the program at an aggregate cost of $39.1 million. For the six months ended June 30, 2014, we repurchased and retired 1,027,072 shares under the program at an aggregate cost of $79.5 million. We did not repurchase any shares under this program in 2013.

In December 2011, our Board of Directors authorized a share repurchase program intended to mitigate the dilutive impact of shares issued under our various employee stock, stock option and employee stock purchase plans. Under the December 2011 program, management was authorized to repurchase shares of common stock in an amount not to exceed the number of shares issued to employees under the Company's various employee stock, stock option and employee stock purchase plans from December 1, 2011 through December 13, 2013. The December 2011 program limited aggregate share repurchases to no more than 2 million shares of Ryder common stock. In 2013, we did not repurchase any shares under this program as we temporarily paused our anti-dilutive share repurchase program to appropriately manage our leverage and to allow us to maintain near-term balance sheet flexibility.

(M) ACCUMULATED OTHER COMPREHENSIVE LOSS

The following summaries set forth the components of accumulated other comprehensive loss, net of tax:

	Currency Translation Adjustments and Other	Net Actuarial Loss (1)	Prior Service Credit (1)	Accumulated Other Comprehensive Loss
	(In thousands)
December 31, 2013	$35,875	(477,883)	3,760	(438,248)
Amortization	—	7,455	(1,335)	6,120
Other current period change	11,681	(2,048)	—	9,633
June 30, 2014	$47,556	(472,476)	2,425	(422,495)

December 31, 2012	$57,860	(648,113)	2,634	(587,619)
Amortization	—	11,514	(697)	10,817
Other current period change	(49,943)	(3,714)	—	(53,657)
June 30, 2013	$7,917	(640,313)	1,937	(630,459)
_______________________

(1)	These amounts are included in the computation of net periodic pension cost. See Note (N), "Employee Benefit Plans," for further information.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(N) EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost were as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(In thousands)
Pension Benefits
Company-administered plans:
Service cost	$3,171	3,756	$6,594	8,008
Interest cost	25,135	22,316	50,696	44,735
Expected return on plan assets	(29,284)	(26,389)	(58,002)	(52,837)
Amortization of:
Net actuarial loss	5,579	8,685	11,814	17,565
Prior service credit	(435)	(443)	(893)	(909)
	4,166	7,925	10,209	16,562
Union-administered plans	2,123	2,046	4,214	4,030
Net periodic benefit cost	$6,289	9,971	$14,423	20,592

Company-administered plans:
U.S.	$4,499	8,152	$10,786	16,893
Non-U.S.	(333)	(227)	(577)	(331)
	4,166	7,925	10,209	16,562
Union-administered plans	2,123	2,046	4,214	4,030
	$6,289	9,971	$14,423	20,592

Postretirement Benefits
Company-administered plans:
Service cost	$89	230	$224	493
Interest cost	348	392	713	787
Amortization of:
Net actuarial credit	(234)	(5)	(363)	(7)
Prior service credit	(615)	(57)	(1,230)	(115)
Net periodic benefit cost	$(412)	560	$(656)	1,158
Company-administered plans:
U.S.	$(524)	402	$(921)	808
Non-U.S.	112	158	265	350
	$(412)	560	$(656)	1,158

During the six months ended June 30, 2014, we contributed $65.0 million to our pension plans. All of the contributions to the U.S. plan for 2014 were made as of June 30, 2014. In 2014, we expect total contributions to our pension plans to be approximately $75 million.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(O) OTHER ITEMS IMPACTING COMPARABILITY

Our primary measure of segment performance excludes certain items we do not believe are representative of the ongoing operations of the segment. We believe that excluding these items from our segment measure of performance allows for better comparison of results.
During the six months ended June 30, 2013, we recognized a benefit of $1.9 million (before and after tax) from the recognition of the accumulated currency translation adjustment from a FMS foreign operation which has substantially liquidated its net assets. This benefit was recorded within “Miscellaneous income, net” in our Consolidated Condensed Statements of Earnings.

(P) SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information was as follows:

	Six months ended June 30,
	2014	2013
	(In thousands)
Interest paid	$68,974	67,545
Income taxes paid	7,332	8,447
Changes in accounts payable related to purchases of revenue earning equipment	1,520	40,389
Operating and revenue earning equipment acquired under capital leases	2,371	4,814

During the six months ended June 30, 2014 and 2013, we paid $1.6 million and $1.4 million, respectively, related to acquisitions completed in prior years.

(Q) MISCELLANEOUS INCOME, NET

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(In thousands)
Contract settlement	$—	—	$2,908	—
Gains on sales of operating property and equipment	1,286	267	2,590	540
Business interruption insurance recoveries	756	1,805	756	1,805
Foreign currency translation benefit (1)	—	—	—	1,904
Rabbi trust investment income	1,077	172	1,577	1,631
Other, net	1,709	1,331	2,379	2,265
Total	$4,828	3,575	$10,210	8,145
 ————————————
(1) Refer to Note (O), "Other Items Impacting Comparability," for additional information.

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

Our primary measurement of segment financial performance, defined as “Earnings Before Tax” (EBT) from continuing operations, includes an allocation of Central Support Services (CSS) and excludes non-operating pension costs, restructuring and other charges, net and the items discussed in Note (O), “Other Items Impacting Comparability.” CSS represents those costs incurred to support all business segments, including human resources, finance, corporate services, public affairs, information technology, health and safety, legal, marketing and corporate communications. The objective of the EBT measurement is to provide clarity on the profitability of each business segment and, ultimately, to hold leadership of each business segment and each operating segment within each business segment accountable for their allocated share of CSS costs. Certain costs are considered to be overhead not attributable to any segment and remain unallocated in CSS. Included among the unallocated overhead remaining within CSS are the costs for investor relations, public affairs and certain executive compensation.

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

The following tables set forth financial information for each of our business segments and provides a reconciliation between segment EBT and earnings from continuing operations before income taxes for the three and six months ended June 30, 2014 and 2013. Segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented.

	FMS	SCS	Eliminations	Total
	(In thousands)
For the three months ended June 30, 2014
Revenue from external customers	$1,056,992	627,579	—	1,684,571
Inter-segment revenue	124,230	—	(124,230)	—
Total revenue	$1,181,222	627,579	(124,230)	1,684,571

Segment EBT	$113,509	30,728	(10,523)	133,714
Unallocated CSS				(12,125)
Non-operating pension costs				(1,544)
Earnings from continuing operations before income taxes				$120,045

Segment capital expenditures paid (1)	$623,138	4,249	—	627,387
Unallocated CSS				49,113
Capital expenditures paid				$676,500

For the three months ended June 30, 2013
Revenue from external customers	$1,006,822	597,177	—	1,603,999
Inter-segment revenue	114,436	—	(114,436)	—
Total revenue	$1,121,258	597,177	(114,436)	1,603,999

Segment EBT	$88,667	32,968	(8,690)	112,945
Unallocated CSS				(10,584)
Non-operating pension costs				(4,999)
Earnings from continuing operations before income taxes				$97,362

Segment capital expenditures paid (1)	$517,131	5,017	—	522,148
Unallocated CSS				5,912
Capital expenditures paid				$528,060
 ————————————

(1)	Excludes revenue earning equipment acquired under capital leases.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

	FMS	SCS	Eliminations	Total
	(In thousands)
For the six months ended June 30, 2014
Revenue from external customers	$2,070,388	1,224,920	—	3,295,308
Inter-segment revenue	245,921	—	(245,921)	—
Total revenue	$2,316,309	1,224,920	(245,921)	3,295,308

Segment EBT	$190,500	52,512	(20,151)	222,861
Unallocated CSS				(22,954)
Non-operating pension costs				(4,858)
Earnings from continuing operations before income taxes				$195,049

Segment capital expenditures paid (1), (2)	$1,191,377	8,121	—	1,199,498
Unallocated CSS				55,724
Capital expenditures paid				$1,255,222

For the six months ended June 30, 2013
Revenue from external customers	$1,993,360	1,173,656	—	3,167,016
Inter-segment revenue	227,630	—	(227,630)	—
Total revenue	$2,220,990	1,173,656	(227,630)	3,167,016

Segment EBT	$149,412	57,404	(16,648)	190,168
Unallocated CSS				(21,959)
Non-operating pension costs				(10,243)
Restructuring and other charges, net and other items				1,904
Earnings from continuing operations before income taxes				$159,870

Segment capital expenditures paid (1), (2)	$923,642	10,817	—	934,459
Unallocated CSS				13,655
Capital expenditures paid				$948,114
 ————————————

(1)	Excludes revenue earning equipment acquired under capital leases.

(2)	Excludes acquisition payments of $1.6 million and $1.4 million during the six months ended June 30, 2014, and 2013, respectively.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(S) OTHER MATTERS

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

Ryder System, Inc. (Ryder) is a global leader in transportation and supply chain management solutions. Our operating segments are aggregated into reportable business segments based upon similar economic characteristics, products, services, customers and delivery methods. We operate in two reportable business segments: (1) FMS, which provides full service leasing, contract maintenance, contract-related maintenance and commercial rental of trucks, tractors and trailers to customers, principally in the U.S., Canada and the U.K.; and (2) SCS, which provides comprehensive supply chain management solutions including distribution and transportation services, in North America and Asia. The SCS segment also provides dedicated services, which includes vehicles and drivers as part of a dedicated transportation solution in the U.S.

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

Total revenue increased 5% in the second quarter of 2014 to $1.68 billion and increased 4% in the first half of 2014 to $3.30 billion. Operating revenue (revenue excluding FMS fuel and all subcontracted transportation) increased 6% in the second quarter of 2014 to $1.39 billion and increased 5% to $2.72 billion in the first half of 2014. The increase in total and operating revenue for both periods was driven by growth in both the FMS and SCS business segments. See “Consolidated Results” for further discussion of operating revenue, a non-GAAP financial measure.

Earnings from continuing operations before taxes (EBT) increased 23% in the second quarter of 2014 to $120.0 million and increased 22% in the first half of 2014 to $195.0 million. The increase in EBT in both the second quarter and first half of 2014 reflects improved performance in the FMS business segment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

EBT, earnings and EPS from continuing operations in the second quarter and first half of 2014 and 2013 included certain items we do not consider indicative of our ongoing operations and have been excluded from our comparable EBT, earnings and EPS measures. The following discussion provides a summary of these items, which are discussed in more detail throughout our MD&A and within the Notes to Consolidated Condensed Financial Statements:

	EBT		Earnings		Diluted EPS
	2014	2013	2014	2013	2014	2013
Three months ended June 30	(In thousands, except per share amounts)
EBT/Earnings/EPS	$120,045	97,362	$75,694	62,575	$1.42	1.19
Non-operating pension costs (1)	1,544	4,999	798	2,924	0.02	0.06
Comparable (2)	$121,589	102,361	$76,492	65,499	$1.44	1.25

Six months ended June 30
EBT/Earnings/EPS	$195,049	159,870	$124,792	103,377	$2.34	1.98
Non-operating pension costs (1)	4,858	10,243	2,686	6,005	0.05	0.12
Benefit from tax law change (3)	—	—	(1,776)	—	(0.03)	—
Foreign currency translation benefit (4)	—	(1,904)	—	(1,904)	—	(0.04)
Comparable (2)	$199,907	168,209	$125,702	107,478	$2.36	2.06
__________________

(1)
Includes the amortization of actuarial loss, interest cost and expected return on plan assets components of pension and postretirement costs, which are tied to financial market performance. We consider these costs to be outside the operational performance of the business.

(2)
Non-GAAP financial measure. We believe comparable EBT, comparable earnings and comparable earnings per diluted common share all from continuing operations measures provide useful information to investors because they exclude non-operating pension costs, which we consider to be those impacted by financial market performance and outside the operational performance of the business, and other significant items, such as the impact of tax law changes and foreign currency translations that are unrelated to our ongoing business operations.

(3)
On March 31, 2014, the State of New York enacted changes to its tax system, which impacted net operating loss provisions and reduced the corporate income tax rate from 7.1% to 6.5%. The impact of these changes resulted in a non-cash benefit to deferred income taxes of $1.8 million.

(4)	See Note (O), "Other Items Impacting Comparability," for additional information.

Excluding the special items listed above, comparable earnings and comparable EPS from continuing operations in the second quarter of 2014 increased 17% to $76.5 million and increased 15% to $1.44 per diluted common share, respectively. Comparable earnings and comparable EPS from continuing operations in the first half of 2014 increased 17% to $125.7 million and increased 15% to $2.36 per diluted common share, respectively. EBT growth exceeded the EPS growth during the second quarter and first half of 2014 because the average number of shares outstanding has increased 2% and 3%, respectively, over prior year reflecting the impact of stock issuances under employee stock option and stock purchase plans.

In the second quarter of 2014, net earnings and EPS increased 21% to $75.4 million and 18% to $1.41 per diluted common share, respectively. Net earnings and EPS increased 21% in the first half of 2014 to $123.6 million and 18% to $2.32 per diluted common share, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

CONSOLIDATED RESULTS

	Three months ended June 30,		Six months ended June 30,		Change 2014/2013
	2014	2013	2014	2013	Three Months	Six Months
	(In thousands, except per share amounts)
Total revenue	$1,684,571	1,603,999	$3,295,308	3,167,016	5%	4%
Operating revenue (1)	1,393,049	1,313,339	2,715,527	2,580,860	6%	5%

EBT	$120,045	97,362	$195,049	159,870	23%	22%
Earnings from continuing operations	75,694	62,575	124,792	103,377	21%	21%
Net earnings	75,358	62,194	123,590	102,118	21%	21%

Earnings per common share — Diluted
Continuing operations	$1.42	1.19	$2.34	1.98	19%	18%
Net earnings	1.41	1.19	2.32	1.96	18%	18%
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

Revenue and Cost of Revenue by Source

Total revenue increased 5% in the second quarter of 2014 to $1.68 billion. Operating revenue increased 6% in the second quarter of 2014 to $1.39 billion. For the first half of 2014, total revenue increased 4% to $3.30 billion and operating revenue increased 5% to $2.72 billion. The increase in total and operating revenue reflects growth in both FMS and SCS. The FMS growth was primarily driven by higher lease and rental revenues and the SCS growth was driven by new business and higher volumes.

Lease and Rental

	Three months ended June 30,		Six months ended June 30,		Change 2014/2013
	2014	2013	2014	2013	Three Months	Six Months
	(Dollars in thousands)
Lease and rental revenues	$733,763	688,048	$1,423,445	1,347,756	7%	6%
Cost of lease and rental	508,091	476,662	1,001,134	949,739	7%	5%
Gross margin	225,672	211,386	422,311	398,017	7%	6%
Gross margin %	31%	31%	30%	30%

Lease and rental revenues represent full service lease and commercial rental product offerings within our FMS business segment. Revenues increased 7% in the second quarter of 2014 to $733.8 million and increased 6% to $1.42 billion in the first half of 2014 primarily driven by 2% full service lease fleet growth, higher prices on full service lease vehicles and increased commercial rental revenue. Commercial rental revenue grew due to higher rental pricing (up 5% in both the second quarter and first half of 2014) and increased North American demand.

Cost of lease and rental represents the direct costs related to lease and rental revenues. These costs are comprised of depreciation of revenue earning equipment, maintenance costs (primarily repair parts and labor), and other fixed costs such as licenses, insurance and operating taxes. Cost of lease and rental excludes interest costs from vehicle financing. Cost of lease and rental grew 7% to $508.1 million in the second quarter of 2014 and increased 5% to $1.00 billion in the first half of 2014 due to higher depreciation from increased lease vehicle investments and fleet growth as well as higher maintenance costs on a larger average fleet. Cost of lease and rental benefited by $6.3 million in the second quarter of 2014 and by $12.5 million in the first half of 2014 due to changes in estimated residual values and useful lives of revenue earning equipment effective January 1, 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Lease and rental gross margin increased 7% in the second quarter of 2014 to $225.7 million and increased 6% to $422.3 million in the first half of 2014. Lease and rental gross margin as a percentage of revenue remained at 31% as a percentage of revenue in the second quarter of 2014 and at 30% in the first half of 2014. The increase in margin dollars was due to higher rental pricing and demand as well as benefits from depreciation policy changes.

Services

	Three months ended June 30,		Six months ended June 30,		Change 2014/2013
	2014	2013	2014	2013	Three Months	Six Months
	(Dollars in thousands)
Services revenue	$741,427	707,666	$1,451,126	1,397,127	5%	4%
Cost of services	625,276	590,311	1,231,505	1,173,900	6%	5%
Gross margin	116,151	117,355	219,621	223,227	(1)%	(2)%
Gross margin %	16%	17%	15%	16%

Services revenue represents all the revenues associated with our SCS business segment as well as contract maintenance, contract-related maintenance and fleet support services associated with our FMS business segment. Services revenue increased 5% in the second quarter of 2014 to $741.4 million and increased 4% in the first half of 2014 to $1.45 billion primarily due to new business and higher volumes in our SCS business segment, especially in our dedicated services offerings.

Cost of services represents the direct costs related to services revenue and is primarily comprised of salaries and employee-related costs, SCS subcontracted transportation (purchased transportation from third parties) and maintenance costs. Cost of services increased 6% in the second quarter of 2014 to $625.3 million and increased 5% in the first half of 2014 to $1.23 billion primarily due to higher revenue. Costs of services also increased as a result of greater than expected start-up costs on a new SCS international distribution management account, downtime and other costs related to severe winter weather in our SCS business segment and, to a lesser extent, shutdown costs related to lost business in the automotive sector.

Services gross margin decreased 1% to $116.2 million in the second quarter of 2014 and decreased 2% to $219.6 million in the first half of 2014. Services gross margin as a percentage of revenue decreased to 16% in the second quarter and to 15% in the first half of 2014. The decline in margin and margin percentage was due to greater than expected start-up costs on a new SCS international account and severe winter weather-related downtime and associated costs in SCS.

Fuel

	Three months ended June 30,		Six months ended June 30,		Change 2014/2013
	2014	2013	2014	2013	Three Months	Six Months
	(Dollars in thousands)
Fuel services revenue	$209,381	208,285	$420,737	422,133	1%	—%
Cost of fuel services	203,613	204,626	410,818	414,919	—%	(1)%
Gross margin	5,768	3,659	9,919	7,214	58%	37%
Gross margin %	3%	2%	2%	2%

Fuel services revenue increased 1% in the second quarter of 2014 to $209.4 million due to higher fuel prices passed through to customers. Fuel services revenue in the first half of 2014 remained relatively unchanged from 2013.

Cost of fuel services includes the direct costs associated with providing our customers with fuel. These costs include fuel, salaries and employee-related costs of fuel island attendants and depreciation of our fueling facilities and equipment. Cost of fuel in the second quarter of 2014 remained relatively unchanged from 2013 and decreased 1% in the first half of 2014 to $410.8 million caused by lower gallons partially offset by higher fuel prices.

Fuel services gross margin increased 58% to $5.8 million in the second quarter of 2014 and increased 37% to $9.9 million in the first half of 2014. Fuel is largely a pass-through to customers for which we realize minimal changes in margin during periods of steady market fuel prices. However, fuel services margin is impacted by sudden increases or decreases in market fuel prices during a short period of time as customer pricing for fuel is established based on market fuel costs. Fuel services margin as a percentage of revenue increased 1% in the second quarter of 2014 and was unchanged in the first half of 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

	Three months ended June 30,		Six months ended June 30,		Change 2014/2013
	2014	2013	2014	2013	Three Months	Six Months
	(In thousands)
Other operating expenses	$31,007	32,876	$67,652	70,475	(6)%	(4)%

Other operating expenses include costs related to our owned and leased facilities within the FMS business segment such as facility depreciation, rent, insurance, utilities and taxes. These facilities are utilized to provide maintenance to our lease, rental, contract maintenance, contract-related maintenance and on-demand customers. Other operating expenses also include the costs associated with used vehicle sales such as writedowns of used vehicles to fair market value and facilities costs. Other operating expenses decreased 6% to $31.0 million in the second quarter of 2014 primarily due to a $1.7 million reduction in writedowns on vehicles held for sale. Other operating expenses decreased 4% to $67.7 million in the first half of 2014 due to lower writedowns on vehicles held for sale of $2.8 million and lower property insurance costs partially offset by higher maintenance costs for FMS facilities due to severe winter weather.

	Three months ended June 30,		Six months ended June 30,		Change 2014/2013
	2014	2013	2014	2013	Three Months	Six Months
	(Dollars in thousands)
Selling, general and administrative expenses (SG&A)	$200,430	195,033	$392,132	384,106	3%	2%
Percentage of total revenue	12%	12%	12%	12%
Percentage of operating revenue	14%	15%	14%	15%

SG&A expenses increased 3% to $200.4 million in the second quarter of 2014 and increased 2% to $392.1 million in the first half of 2014. SG&A expenses as a percent of total revenue remained at 12% for both periods. The SG&A expense increase in the second quarter and first half of 2014 was driven by higher compensation-related expenses partially offset by lower pension expense. The increase in the first half of 2014 was also impacted by higher information technology and marketing-related costs. Pension expense, which primarily impacts SG&A expenses, decreased $3.7 million in the second quarter and $6.2 million in the first half of 2014 reflecting higher than expected pension asset returns in 2013 and lower service costs.

	Three months ended June 30,		Six months ended June 30,		Change 2014/2013
	2014	2013	2014	2013	Three Months	Six Months
	(In thousands)
Gains on vehicle sales, net	$34,365	23,197	$63,183	46,203	48%	37%

Gains on vehicle sales, net increased 48% in the second quarter of 2014 to $34.4 million and increased 37% in the first half of 2014 to $63.2 million due to higher average proceeds per unit. Global average proceeds per unit increased 15% in the second quarter of 2014 and 11% in the first half of 2014 partially due to an increase in retail sales.

	Three months ended June 30,		Six months ended June 30,		Change 2014/2013
	2014	2013	2014	2013	Three Months	Six Months
	(Dollars in thousands)
Interest expense	$35,302	33,901	$70,411	68,355	4%	3%
Effective interest rate	3.1%	3.5%	3.2%	3.5%

Interest expense increased 4% in the second quarter of 2014 to $35.3 million and increased 3% in the first half of 2014 to $70.4 million reflecting higher average outstanding debt partially offset by a lower effective interest rate. The increase in average outstanding debt reflects planned higher vehicle capital spending. The lower effective interest rate in 2014 primarily reflects the replacement of higher interest rate debt with debt issuances at lower rates.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(In thousands)
Miscellaneous income, net	$4,828	3,575	$10,210	8,145

Refer to Note (Q), "Miscellaneous Income, Net" in the Notes to Consolidated Condensed Financial Statements for a discussion of the components of miscellaneous income.

	Three months ended June 30,		Six months ended June 30,		Change 2014/2013
	2014	2013	2014	2013	Three Months	Six Months
	(Dollars in thousands)
Provision for income taxes	$44,351	34,787	$70,257	56,493	27%	24%
Effective tax rate from continuing operations	36.9%	35.7%	36.0%	35.3%

Our effective income tax rate from continuing operations for the second quarter of 2014 was 36.9% compared with 35.7% in the same period of the prior year. The increase in our effective tax rate in the second quarter of 2014 reflects higher non-deductible foreign operating losses.

Our effective income tax rate from continuing operations for the six months ended June 30, 2014 was 36.0% compared with 35.3% in the same period of the prior year. The increase in the effective tax rate in the first half of 2014 reflects higher non-deductible foreign operating losses partially offset by a benefit from a tax law change in the state of New York.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(In thousands)
Loss from discontinued operations, net of tax	$(336)	(381)	$(1,202)	(1,259)

Refer to Note (C), “Discontinued Operations,” in the Notes to Consolidated Condensed Financial Statements for a discussion of losses from discontinued operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

OPERATING RESULTS BY BUSINESS SEGMENT

	Three months ended June 30,		Six months ended June 30,		Change 2014/2013
	2014	2013	2014	2013	Three Months	Six Months
	(Dollars in thousands)
Revenue:
Fleet Management Solutions	$1,181,222	1,121,258	$2,316,309	2,220,990	5%	4%
Supply Chain Solutions	627,579	597,177	1,224,920	1,173,656	5	4
Eliminations	(124,230)	(114,436)	(245,921)	(227,630)	9	8
Total	$1,684,571	1,603,999	$3,295,308	3,167,016	5%	4%
Operating Revenue:
Fleet Management Solutions	$907,921	852,527	$1,767,837	1,676,515	6%	5%
Supply Chain Solutions	545,438	514,802	1,065,876	1,009,633	6	6
Eliminations	(60,310)	(53,990)	(118,186)	(105,288)	12	12
Total	$1,393,049	1,313,339	$2,715,527	2,580,860	6%	5%
EBT:
Fleet Management Solutions	$113,509	88,667	$190,500	149,412	28%	27%
Supply Chain Solutions	30,728	32,968	52,512	57,404	(7)	(9)
Eliminations	(10,523)	(8,690)	(20,151)	(16,648)	21	21
	133,714	112,945	222,861	190,168	18	17
Unallocated Central Support Services	(12,125)	(10,584)	(22,954)	(21,959)	15	5
Non-operating pension costs	(1,544)	(4,999)	(4,858)	(10,243)	(69)	(53)
Restructuring and other charges, net and other items	—	—	—	1,904	NM	NM
Earnings from continuing operations before income taxes	$120,045	97,362	$195,049	159,870	23%	22%

As part of management’s evaluation of segment operating performance, we define the primary measurement of our segment financial performance as “Earnings Before Taxes” (EBT) from continuing operations, which includes an allocation of Central Support Services (CSS), and excludes non-operating pension costs, restructuring and other charges, net and the items discussed in Note (O), “Other Items Impacting Comparability,” in the Notes to Consolidated Condensed Financial Statements. CSS represents those costs incurred to support all business segments, including human resources, finance, corporate services and public affairs, information technology, health and safety, legal, marketing and corporate communications.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

 The following table provides a reconciliation of items excluded from our segment EBT measure to their classification within our Consolidated Condensed Statements of Earnings:

		Three months ended June 30,		Six months ended June 30,
Description	Consolidated Condensed Statements of Earnings Line Item	2014	2013	2014	2013
		(In thousands)
Non-operating pension costs	SG&A	$(1,544)	(4,999)	$(4,858)	(10,243)
Foreign currency translation benefit (1)	Miscellaneous income	—	—	—	1,904
		$(1,544)	(4,999)	$(4,858)	(8,339)
———————————

(1)	See Note (O), “Other Items Impacting Comparability,” for additional information.

Fleet Management Solutions

	Three months ended June 30,		Six months ended June 30,		Change 2014/2013
	2014	2013	2014	2013	Three Months	Six Months
	(Dollars in thousands)
Full service lease	$566,116	$540,411	$1,118,332	$1,073,645	5%	4%
Contract maintenance	46,269	45,283	89,932	91,386	2	(2)
Contractual revenue	612,385	585,694	1,208,264	1,165,031	5	4
Commercial rental	221,684	196,512	411,879	369,609	13	11
Contract-related maintenance	56,521	52,066	112,627	105,379	9	7
Other	17,331	18,255	35,067	36,496	(5)	(4)
Operating revenue (1)	907,921	852,527	1,767,837	1,676,515	6	5
Fuel services revenue	273,301	268,731	548,472	544,475	2	1
Total revenue	$1,181,222	1,121,258	$2,316,309	2,220,990	5%	4%

Segment EBT	$113,509	88,667	$190,500	149,412	28%	27%
Segment EBT as a % of total revenue	9.6%	7.9%	8.2%	6.7%	170 bps	150 bps
Segment EBT as a % of operating revenue (1)	12.5%	10.4%	10.8%	8.9%	210 bps	190 bps
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

Total revenue increased 5% in the second quarter of 2014 to $1.18 billion. Operating revenue (revenue excluding fuel) increased 6% in the second quarter of 2014 to $907.9 million. For the first half of 2014, total revenue increased 4% to $2.32 billion. Operating revenue (revenue excluding fuel) increased 5% in the first half of 2014 to $1.77 billion.

Full service lease revenue increased 5% in the second quarter of 2014 and 4% in the first half of 2014 due to growth in the fleet size and higher prices on replacement vehicles. The average number of full service lease vehicles increased 2% from the prior year, reflecting continued increased sales activity. We expect favorable full service lease revenue comparisons to continue throughout the year based on current sales activity. Contract maintenance revenue increased 2% in the second quarter of 2014 due to new business resulting in 5% growth in customer vehicles under contract maintenance. However, in the first half of 2014 the new business was more than offset by a shift in the type of maintenance service provided, which resulted in a revenue decline of 2%. Commercial rental revenue increased 13% in the second quarter of 2014 and increased 11% in the first half of 2014 reflecting higher global pricing (up 5% in both the second quarter of 2014 and the first half of 2014) and increased North American demand. We expect favorable commercial rental comparisons to continue throughout the year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table provides commercial rental statistics on our global fleet:

	Three months ended June 30,		Six months ended June 30,		Change 2014/2013
	2014	2013	2014	2013	Three Months	Six Months
	(Dollars in thousands)
Rental revenue from non-lease customers	$134,897	117,140	$241,960	213,252	15%	13%
Rental revenue from lease customers (1)	$86,787	79,372	$169,919	156,357	9%	9%
Average commercial rental power fleet size — in service (2), (3)	31,000	28,300	30,300	28,200	10%	7%
Commercial rental utilization — power fleet (3)	78.3%	80.5%	76.0%	77.2%	(220) bps	(120) bps
  ————————————

(1)	Represents revenue from rental vehicles provided to our existing full service lease customers, generally during peak periods in their operations.

(2)	Number of units rounded to nearest hundred and calculated using quarterly average unit counts.

(3)	Excluding trailers.

FMS EBT increased 28% in the second quarter of 2014 to $113.5 million reflecting significantly higher used vehicle sales results and strong commercial rental performance as well as better full service lease results. Used vehicle sales results improved due to higher proceeds per unit. Commercial rental performance improved in the second quarter of 2014 as a result of higher pricing and increased North American demand. Rental power fleet utilization was 78.3% for the second quarter of 2014, which was down 220 basis points from the prior year on a 10% larger average rental power fleet. The decline in utilization primarily reflects the impact of more out of service rental units caused by first quarter weather-related maintenance delays. Full service lease and rental results benefited from $6.3 million of lower depreciation due to residual value policy changes implemented January 1, 2014. Full service lease results also improved from growth in fleet size.

FMS EBT increased 27% in the first half of 2014 to $190.5 million reflecting strong commercial rental performance, improved used vehicle sales results and higher full service lease margins. Commercial rental performance improved in the first half of 2014 as a result of higher pricing and increased North American demand. Rental power fleet utilization was 76.0% for the first half of 2014, which was down 120 basis points from the prior year on a 7% larger average rental power fleet. Used vehicle sales results improved due to higher proceeds per unit. Results benefited from $12.5 million of lower depreciation due to residual value policy changes implemented January 1, 2014. Full service lease results also improved from growth in fleet size.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Our global fleet of owned and leased revenue earning equipment and contract maintenance vehicles is summarized as follows (number of units rounded to the nearest hundred):

				Change
	June 30, 2014	December 31, 2013	June 30, 2013	Jun. 2014/Dec. 2013	Jun. 2014/ Jun. 2013
End of period vehicle count
By type:
Trucks (1)	69,100	68,700	67,900	1%	2%
Tractors (2)	61,500	60,200	59,000	2	4
Trailers (3) (4)	41,000	41,700	41,900	(2)	(2)
Other	1,400	1,500	2,100	(7)	(33)
Total	173,000	172,100	170,900	1%	1%

By ownership:
Owned	169,900	169,000	166,700	1%	2%
Leased	3,100	3,100	4,200	—	(26)
Total	173,000	172,100	170,900	1%	1%

By product line: (4)
Full service lease	123,000	122,900	120,300	—%	2%
Commercial rental	40,700	38,200	38,000	7	7
Service vehicles and other	3,000	3,100	3,000	(3)	—
Active units	166,700	164,200	161,300	2	3
Held for sale	6,300	7,900	9,600	(20)	(34)
Total	173,000	172,100	170,900	1%	1%

Customer vehicles under contract maintenance	39,700	37,400	37,300	6%	6%

Customer vehicles under transactional maintenance (5)	6,500	5,000	3,700	30%	76%

Total vehicles under service	219,200	214,500	211,900	2%	3%

Quarterly average vehicle count
By product line:
Full service lease	123,100	122,000	121,000	1%	2%
Commercial rental	39,900	38,200	37,100	4	8
Service vehicles and other	3,100	3,000	2,900	3	7
Active units	166,100	163,200	161,000	2	3
Held for sale	6,800	8,000	9,900	(15)	(31)
Total	172,900	171,200	170,900	1%	1%

Customer vehicles under contract maintenance	39,400	37,400	37,600	5%	5%

Year-to-date average vehicle count
By product line:
Full service lease	123,100	121,400	121,400	1%	1%
Commercial rental	39,100	37,700	37,100	4	5
Service vehicles and other	3,100	3,000	2,900	3	7
Active units	165,300	162,100	161,400	2	2
Held for sale	7,200	9,100	9,800	(21)	(27)
Total	172,500	171,200	171,200	1%	1%

Customer vehicles under contract maintenance	38,400	37,700	37,800	2%	2%
 ———————————

(1)	Generally comprised of Class 1 through Class 6 type vehicles with a Gross Vehicle Weight (GVW) up to 26,000 pounds.

(2)	Generally comprised of over the road on highway tractors and are primarily comprised of Classes 7 and 8 type vehicles with a GVW of over 26,000 pounds.

(3)	Generally comprised of dry, flatbed and refrigerated type trailers.

(4)
Includes 7,000 UK trailers (4,600 full service lease and 2,400 commercial rental and other), 7,700 UK trailers (5,000 full service lease and 2,700 commercial rental and other) and 8,400 UK trailers (5,400 full service lease and 3,000 commercial rental and other) as of June 30, 2014, December 31, 2013, and June 30, 2013, respectively, primarily acquired as part of the Hill Hire acquisition.

(5)
Comprised of the number of unique vehicles serviced under transactional on-demand maintenance agreements. Vehicles included in the end of period count may have been serviced more than one time during the respective period.

Note: Quarterly and year-to-date amounts were computed using a 6-point and 12-point average, respectively, based on monthly information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table provides a breakdown of our non-revenue earning equipment included in our global fleet count (number of units rounded to nearest hundred):

				Change
	June 30, 2014	December 31, 2013	June 30, 2013	Jun. 2014/ Dec. 2013	Jun. 2014/ Jun. 2013
Not yet earning revenue (NYE)	2,200	2,800	2,100	(21)%	5%
No longer earning revenue (NLE):
Units held for sale	6,300	7,900	9,600	(20)	(34)
Other NLE units	3,600	2,800	2,200	29	64
Total	12,100	13,500	13,900	(10)%	(13)%

NYE units represent new vehicles on hand that are being prepared for deployment to a lease customer or into the rental fleet. Preparations include activities such as adding lift gates, paint, decals, cargo area and refrigeration equipment. NYE units increased compared to June 30, 2013 due to new sales activity. NLE units represent vehicles held for sale and vehicles for which no revenue has been earned in the previous 30 days. Accordingly, these vehicles may be temporarily out of service, being prepared for sale or awaiting redeployment. NLE units decreased compared to June 30, 2013 reflecting lower used vehicle inventories partially offset by an increase in lease and rental vehicles awaiting outservicing. We expect NLE levels to decrease throughout the year as vehicles are outserviced.

Supply Chain Solutions

	Three months ended June 30,		Six months ended June 30,		Change 2014/2013
	2014	2013	2014	2013	Three Months	Six Months
	(Dollars in thousands)
Operating revenue:
Automotive	$145,343	144,811	$289,918	293,438	—%	(1)%
High-Tech	88,027	81,984	169,482	159,774	7	6
Retail and CPG	193,354	180,312	376,687	356,130	7	6
Industrial and other	118,714	107,695	229,789	200,291	10	15
Total operating revenue (1)	545,438	514,802	1,065,876	1,009,633	6	6
Subcontracted transportation	82,141	82,375	159,044	164,023	—	(3)
Total revenue	$627,579	597,177	$1,224,920	1,173,656	5%	4%

Segment EBT	$30,728	32,968	$52,512	57,404	(7)%	(9)%
Segment EBT as a % of total revenue	4.9%	5.5%	4.3%	4.9%	(60) bps	(60) bps
Segment EBT as a % of operating revenue(1)	5.6%	6.4%	4.9%	5.7%	(80) bps	(80) bps
Memo:
Dedicated services total revenue	$361,577	338,735	$707,442	663,500	7%	7%
Dedicated services operating revenue (1), (2)	$324,517	301,951	$636,238	593,100	7%	7%
Average fleet	12,600	12,000	12,500	11,900	5%	5%
Fuel costs (3)	$69,855	66,937	$140,270	135,095	4%	4%
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

(2)
Dedicated services operating revenue excludes dedicated subcontracted transportation as follows: $37.1 million and $36.8 million for the three months ended June 30, 2014 and 2013, respectively and $71.2 million and $70.4 million for the six months ended June 30, 2014 and 2013, respectively.

(3)	Fuel costs are largely a pass-through to customers and therefore have a direct impact on revenue.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table summarizes the components of the change in revenue on a percentage basis versus the prior year:

	Three months ended June 30, 2014		Six months ended June 30, 2014
	Total	Operating	Total	Operating
Organic including price and volume	6%	7%	5%	7%
Foreign exchange	(1)	(1)	(1)	(1)
Total increase	5%	6%	4%	6%

Total revenue increased 5% in the second quarter of 2014 to $627.6 million. Operating revenue (revenue excluding subcontracted transportation) increased 6% in the second quarter of 2014 to $545.4 million. For the first half of 2014, total revenue increased 4% to $1.22 billion and operating revenue increased 6% to $1.07 billion. Operating revenue growth in both periods was due to new business and higher volumes primarily in the industrial, retail and CPG, and high-tech industry groups. We expect favorable revenue comparisons to continue throughout the year due to new business.

SCS EBT decreased 7% in the second quarter of 2014 to $30.7 million and decreased 9% in the first half of 2014 to $52.5 million due to greater than expected start-up costs on a new international distribution management account and, to a lesser extent, lost business (including shutdown costs) in the automotive sector. The decline was partially offset by other new business and improved dedicated performance. SCS EBT also decreased in the first half of 2014 due to downtime and other costs related to severe winter weather during the first quarter.

Central Support Services

	Three months ended June 30,		Six months ended June 30,		Change 2014/2013
	2014	2013	2014	2013	Three Months	Six Months
	(Dollars in thousands)
Human resources	$4,933	4,345	$9,606	8,759	14%	10%
Finance	12,816	12,307	25,377	24,813	4	2
Corporate services and public affairs	1,526	3,108	4,677	7,139	(51)	(34)
Information technology	19,340	17,024	40,129	34,112	14	18
Legal and safety	6,322	5,393	12,023	10,872	17	11
Marketing (1)	3,519	4,247	8,948	7,466	(17)	20
Other	9,653	9,945	16,061	17,765	(3)	(10)
Total CSS	58,109	56,369	116,821	110,926	3	5
Allocation of CSS to business segments	(45,984)	(45,785)	(93,867)	(88,967)	—	6
Unallocated CSS	$12,125	10,584	$22,954	21,959	15%	5%
  ————————————

(1)
Prior year amounts related to marketing have been reclassified to conform to the current period presentation. Marketing costs were previously recorded as a direct expense of each business segment. We centralized the marketing function in the second half of 2013 and now record marketing costs within total CSS and allocate them to the segments. The change did not impact business segment EBT or unallocated CSS .

Total CSS costs increased 3% in the second quarter of 2014 to $58.1 million and increased 5% in the first half of 2014 to $116.8 million primarily driven by planned higher investments in information technology. CSS costs also increased in the first half of 2014 due to marketing-related costs. Unallocated CSS increased 15% in the second quarter of 2014 to $12.1 million and increased 5% in the first half of 2014 to $23.0 million primarily due to legal and financial consulting services and increased marketing-related costs. Increased unallocated CSS in the first half of 2014 were partially offset by lower spending on public affairs and benefits from the purchase of our headquarters facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

FINANCIAL RESOURCES AND LIQUIDITY

Cash Flows

The following is a summary of our cash flows from operating, financing and investing activities from continuing operations:

	Six months ended June 30,
	2014	2013
	(In thousands)
Net cash provided by (used in):
Operating activities	$536,500	563,777
Financing activities	429,953	124,940
Investing activities	(939,818)	(687,604)
Effect of exchange rate changes on cash	48	6,966
Net change in cash and cash equivalents	$26,683	8,079

A detail of the individual items contributing to the cash flow changes is included in the Consolidated Condensed Statements of Cash Flows.

Cash provided by operating activities from continuing operations decreased to $536.5 million in the six months ended June 30, 2014 compared with $563.8 million in 2013, reflecting increased working capital needs, which were partially offset by higher earnings compared to the prior year period. The increased working capital needs were primarily driven by the timing of pension contributions compared to the prior year period. All pension contributions for the U.S. plan for 2014 have been made as of June 30, 2014. Cash provided by financing activities increased to $430.0 million in the six months ended June 30, 2014 compared with $124.9 million in 2013 as a result of increased borrowing needs to fund investing activities. Cash used in investing activities increased to $939.8 million in the six months ended June 30, 2014 compared with $687.6 million in 2013 primarily due to planned higher vehicle capital spending.

We refer to the sum of operating cash flows, proceeds from the sales of revenue earning equipment and operating property and equipment, collections on direct finance leases, sale and leaseback of revenue earning equipment, and other investing cash inflows from continuing operations as “total cash generated.” We refer to the net amount of cash generated from operating and investing activities (excluding changes in restricted cash and acquisitions) from continuing operations as “free cash flow.” Although total cash generated and free cash flow are non-GAAP financial measures, we consider them to be important measures of comparative operating performance. We also believe total cash generated to be an important measure of total cash flows generated from our ongoing business activities. We believe free cash flow provides investors with an important perspective on the cash available for debt service and for shareholders after making capital investments required to support ongoing business operations. Our calculation of free cash flow may be different from the calculation used by other companies and therefore comparability may be limited.

The following table shows the sources of our free cash flow computation:

	Six months ended June 30,
	2014	2013
	(In thousands)
Net cash provided by operating activities from continuing operations	$536,500	563,777
Sales of revenue earning equipment	274,394	225,749
Sales of operating property and equipment	2,780	3,296
Collections on direct finance leases	32,355	39,854
Insurance recoveries and other	(1,250)	8,173
Total cash generated	844,779	840,849
Purchases of property and revenue earning equipment	(1,255,222)	(948,114)
Free cash flow	$(410,443)	(107,265)

Free cash flow decreased to negative $410.4 million in 2014 primarily due to planned higher spending on commercial rental and full service lease vehicles.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table provides a summary of capital expenditures:

	Six months ended June 30,
	2014	2013
	(In thousands)
Revenue earning equipment:
Full service lease	$818,469	777,508
Commercial rental	343,536	171,210
	1,162,005	948,718
Operating property and equipment	94,737	39,785
Total capital expenditures (1)	1,256,742	988,503
Changes in accounts payable related to purchases of revenue earning equipment	(1,520)	(40,389)
Cash paid for purchases of property and revenue earning equipment	$1,255,222	948,114
  ————————————

(1)
Capital expenditures exclude non-cash additions of approximately $2.4 million and $4.8 million during the six months ended June 30, 2014 and 2013, respectively, in assets held under capital leases resulting from the extension of existing operating leases and other additions.

Capital expenditures (accrual basis) increased 27% in the six months ended June 30, 2014 to $1.26 billion reflecting planned higher investments in the commercial rental fleet. Capital expenditures also increased as a result of the purchase of our headquarter facility in the second quarter of 2014. We now expect full-year 2014 accrual basis capital expenditures from continuing operations to be approximately $2.31 billion up $150 million from our prior forecast. The increase reflects anticipated increases in rental and lease vehicle purchases in the second half of the year to meet demand as well as a higher proportion of lease sales being fulfilled with new vehicles. We expect to primarily fund capital expenditures in the second half of 2014 with both internally generated funds and a sale leaseback transaction.

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

Our debt ratings and rating outlooks at June 30, 2014 were as follows:

	Short-term		Long-term
	Rating	Outlook	Rating	Outlook
Moody’s Investors Service	P2	Stable	Baa1	Stable
Standard & Poor’s Ratings Services	A2	Stable	BBB	Positive (affirmed April 2014)
Fitch Ratings	F2	Stable	A-	Stable (affirmed April 2014)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Cash and equivalents totaled $86.9 million as of June 30, 2014, which is available to meet our needs. As of June 30, 2014, approximately $30.2 million was held outside the U.S. and is available to fund operations and other growth of non-U.S. subsidiaries. If we decide to repatriate cash and equivalents held outside the U.S., we may be subject to additional U.S. income taxes and foreign withholding taxes. However, our intent is to permanently reinvest these foreign amounts outside the U.S. and our current plans do not demonstrate a need to repatriate these foreign amounts to fund our U.S. operations.

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

At June 30, 2014, we had the following amounts available to fund operations under the following facilities:

(In millions)
Global revolving credit facility	$380
Trade receivables program	$175

We maintain a $900 million global revolving credit facility used to finance working capital that matures in October 2018. The global facility is used primarily to finance working capital. In order to maintain availability of funding, we must maintain a ratio of debt to consolidated net worth of less than or equal to 300%. Net worth, as defined in the credit facility, represents shareholders' equity excluding any accumulated other comprehensive income or loss associated with our pension and other postretirement plans. The ratio at June 30, 2014 was 194%.
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
In May 2014, we issued $400 million of unsecured medium-term notes maturing in September 2019 and in February 2014, we issued $350 million of unsecured medium-term notes maturing in June 2019. The proceeds from the notes were used to reduce commercial paper balances and for general corporate purposes. If the notes are downgraded below investment grade following, and as a result of, a change in control, the note holder can require us to repurchase all or a portion of the notes at a purchase price equal to 101% of principal plus accrued and unpaid interest.
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
Refer to Note (I), “Debt,” in the Notes to Consolidated Condensed Financial Statements for further discussion around the global revolving credit facility, the trade receivables program, the issuance of medium-term notes under this shelf registration statement and debt maturities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table shows the movements in our debt balance:

	Six months ended June 30,
	2014	2013
	(In thousands)
Debt balance at January 1	$4,189,425	3,820,796
Cash-related changes in debt:
Net change in commercial paper borrowings	21,377	180,777
Proceeds from issuance of medium-term notes	748,676	249,723
Proceeds from issuance of other debt instruments	17,037	4,648
Retirement of medium term notes	(250,000)	(250,000)
Other debt repaid, including capital lease obligations	(21,248)	(70,862)
	515,842	114,286
Non-cash changes in debt:
Fair market value adjustment on notes subject to hedging	(316)	(6,367)
Addition of capital lease obligations	2,371	4,814
Changes in foreign currency exchange rates and other non-cash items	9,831	(19,122)
Total changes in debt	527,728	93,611
Debt balance at June 30	$4,717,153	3,914,407

In accordance with our funding philosophy, we attempt to balance the aggregate average remaining re-pricing life of our debt with the aggregate average remaining re-pricing life of our assets. We utilize both fixed-rate and variable-rate debt to achieve this match and generally target a mix of 25% to 45% variable-rate debt as a percentage of total debt outstanding. The variable-rate portion of our total obligations (including notional value of swap agreements) was 28% and 27% at June 30, 2014 and December 31, 2013, respectively.

Ryder’s leverage ratios and a reconciliation of on-balance sheet debt to total obligations were as follows:

	June 30, 2014	% to Equity	December 31, 2013	% to Equity
	(Dollars in thousands)
On-balance sheet debt	$4,717,153	240%	4,189,425	221%
Off-balance sheet debt—PV of minimum lease payments and guaranteed residual values under operating leases for vehicles (1)	87,700		94,519
Total obligations	$4,804,853	245%	4,283,944	226%
 ————————————

(1)	Present value (PV) does not reflect payments Ryder would be required to make if we terminated the related leases prior to the scheduled expiration dates.

On-balance sheet debt to equity consists of balance sheet debt divided by total equity. Total obligations to equity represents balance sheet debt plus the present value of minimum lease payments and guaranteed residual values under operating leases for vehicles, discounted based on our incremental borrowing rate at lease inception, all divided by total equity. Although total obligations is a non-GAAP financial measure, we believe that total obligations is useful as it provides a more complete analysis of our existing financial obligations and helps better assess our overall leverage position. Our leverage ratios increased as of June 30, 2014 due to increased debt to fund planned capital expenditures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Off-Balance Sheet Arrangements

We periodically enter into sale-leaseback transactions in order to lower the total cost of funding our operations, to diversify our funding among different classes of investors and to diversify our funding among different types of funding instruments. These sale-leaseback transactions are often executed with third-party financial institutions. In general, these sale-leaseback transactions result in a reduction in revenue earning equipment and debt on the balance sheet, as proceeds from the sale of revenue earning equipment are primarily used to repay debt. Accordingly, sale-leaseback transactions will result in reduced depreciation and interest expense and increased equipment rental expense. These leases contain limited guarantees by us of the residual values of the leased vehicles (residual value guarantees) that are generally conditioned upon disposal of the leased vehicles prior to the end of their lease term. The amount of future payments for residual value guarantees will depend on the market for used vehicles and the condition of the vehicles at time of disposal. We did not enter into any sale-leaseback transactions during the six months ended June 30, 2014 or during 2013.

Pension Information

The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. We review pension assumptions regularly and we may from time to time make voluntary contributions to our pension plans, which exceed the amounts required by statute. In 2014, we expect total contributions to our pension plans to be approximately $75 million. During the six months ended June 30, 2014, we contributed $65.0 million to our pension plans. All pension contributions for the U.S. plan for 2014 have been made as of June 30, 2014. Changes in interest rates and the market value of the securities held by the plans during 2014 could materially change, positively or negatively, the funded status of the plans and affect the level of pension expense and contributions in 2014 and beyond. See Note (N), “Employee Benefit Plans,” in the Notes to Consolidated Condensed Financial Statements for additional information.

Share Repurchases and Cash Dividends

See Note (L), “Share Repurchase Programs,” in the Notes to Consolidated Condensed Financial Statements for a discussion of share repurchases.

In May 2014, our Board of Directors declared a quarterly cash dividend of $0.34 per share of common stock. In July 2014, our Board of Directors declared a quarterly cash dividend of $0.37 per share of common stock. This dividend reflects a $0.03 increase from the $0.34 quarterly cash dividend we have been paying since July of 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

RECENT ACCOUNTING PRONOUNCEMENTS

See Note (B), “Accounting Changes," in the Notes to Consolidated Condensed Financial Statements for a discussion of recent accounting pronouncements.

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

The following table provides a reconciliation of total revenue to operating revenue which was not provided within the MD&A discussion:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(In thousands)
Total revenue	$1,684,571	1,603,999	$3,295,308	3,167,016
FMS fuel services and SCS subcontracted transportation (1)	(355,442)	(351,106)	(707,516)	(708,498)
Fuel eliminations	63,920	60,446	127,735	122,342
Operating revenue	$1,393,049	1,313,339	$2,715,527	2,580,860
  ————————————

(1)	Includes intercompany fuel sales.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

FORWARD-LOOKING STATEMENTS

Forward-looking statements (within the meaning of the Federal Private Securities Litigation Reform Act of 1995) are statements that relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends concerning matters that are not historical facts. These statements are often preceded by or include the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “could,” “should” or similar expressions. This Quarterly Report on Form 10-Q contains forward-looking statements including, but not limited to, statements regarding:

•
our expectations in our FMS business segment regarding anticipated full service lease and commercial rental revenue, full service lease sales, and global pricing and North American demand in commercial rental;

•	our expectations in our SCS business segment regarding anticipated revenue and new business;

•	our expectations of the long-term residual values of revenue earning equipment;

•	the anticipated levels of NLE vehicles in inventory through the end of the year;

•	our expectations of operating cash flow and capital expenditures through the end of 2014;

•	the adequacy of our accounting estimates and reserves for pension expense, compensation expense and employee benefit plan obligations, depreciation and residual value guarantees and income taxes;

•	the adequacy of our fair value estimates of employee incentive awards under our share-based compensation plans, publicly traded debt and other debt;

•	our beliefs regarding the default risk of our direct financing lease receivables

•	our ability to fund all of our operating, investing and financial needs for the foreseeable future through internally generated funds and outside funding sources;

•	the anticipated impact of fuel price fluctuations;

•	our expectations as to return on pension plan assets, future pension expense and estimated contributions

•	our expectations regarding the scope, anticipated outcomes and the adequacy of our loss provisions with respect to certain claims, proceedings and lawsuits;

•	our ability to access commercial paper and other available debt financing in the capital markets; and

•	our expectations regarding the future use and availability of funding sources.

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

•	Decreases in freight demand or setbacks in the recovery of the freight recession which would impact both our transactional and variable-based contractual business

•	Changes in our customers’ operations, financial condition or business environment that may limit their need for, or ability to purchase, our services

•	Decreases in market demand affecting the commercial rental market as well as economic conditions in the U.K.

•	Volatility in customer volumes and shifting customer demand in the industries serviced by our SCS business

•	Changes in current financial, tax or regulatory requirements that could negatively impact the leasing market

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

•	Competition:

•	Advances in technology may require increased investments to remain competitive, and our customers may not be willing to accept higher prices to cover the cost of these investments

•	Competition from other service providers, some of which have greater capital resources or lower capital costs, or from our customers, who may choose to provide services themselves

•	Continued consolidation in the markets in which we operate which may create large competitors with greater financial resources

•	Our inability to maintain current pricing levels due to economic conditions, demand for services, customer acceptance or competition

•	Profitability:

•	Our inability to obtain adequate profit margins for our services

•	Lower than expected sales volumes or customer retention levels

•	Lower full service lease sales activity

•	Loss of key customers in our SCS business segment

•	Our inability to adapt our product offerings to meet changing consumer preferences on a cost-effective basis

•	The inability of our legacy information technology systems to provide timely access to data

•	Sudden changes in fuel prices and fuel shortages

•	Higher prices for vehicles, diesel engines and fuel as a result of exhaust emissions standards enacted over the last few years

•	Higher than expected maintenance costs and lower than expected benefits associated with a younger fleet and maintenance initiatives

•	Our inability to successfully implement our asset management initiatives

•	Our key assumptions and pricing structure of our SCS contracts prove to be invalid

•	Increased unionizing, labor strikes and work stoppages

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the second quarter of 2014, we carried out an evaluation, under the supervision and with the participation of management, including Ryder’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the second quarter of 2014, Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective.

Changes in Internal Controls over Financial Reporting

During the six months ended June 30, 2014, there were no changes in Ryder’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect such internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases we made of our common stock during the three months ended June 30, 2014:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Anti-Dilutive Program (2)
April 1 through April 30, 2014	151,530	$82.61	150,000	1,287,317
May 1 through May 31, 2014	157,443	83.11	157,392	1,129,925
June 1 through June 30, 2014	157,223	86.43	156,997	972,928
Total	466,196	$84.07	464,389
 ————————————

(1)
During the three months ended June 30, 2014, we purchased an aggregate of 1,807 shares of our common stock in employee-related transactions. Employee-related transactions may include: (i) shares of common stock delivered as payment for the exercise price of options exercised or to satisfy the option holders’ tax withholding liability associated with our share-based compensation programs and (ii) open-market purchases by the trustee of Ryder’s deferred compensation plans relating to investments by employees in our stock, one of the investment options available under the plans.

(2)
In December 2013, our Board of Directors authorized a share repurchase program intended to mitigate the dilutive impact of shares issued under our various employee stock, stock option and employee stock purchase plans. Under the December 2013 program, management is authorized to repurchase shares of common stock in an amount not to exceed the number of shares issued to employees under the Company’s various employee stock, stock option and employee stock purchase plans from December 1, 2013 through December 31, 2015. The December 2013 program limits aggregate share repurchases to no more than 2 million shares of Ryder common stock. Share repurchases of common stock are made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. Management may establish prearranged written plans for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the December 2013 program, which allow for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan. For the three months ended June 30, 2014, we repurchased and retired 464,389 shares under this program at an aggregate cost of $39.1 million.

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

RYDER SYSTEM, INC.
(Registrant)

Date: July 23, 2014	By:	/s/ Art A. Garcia
Art A. Garcia
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: July 23, 2014	By:	/s/ Cristina A. Gallo-Aquino
Cristina A. Gallo-Aquino
Vice President and Controller
(Principal Accounting Officer)