Form 10-Q
period 2014-09-30
RYDER SYSTEM INC
filed 2014-10-22
CIK 85961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014
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

The number of shares of Ryder System, Inc. Common Stock ($0.50 par value per share) outstanding at September 30, 2014 was 53,039,595.

RYDER SYSTEM, INC.
FORM 10-Q QUARTERLY REPORT

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In thousands, except per share amounts)
Lease and rental revenues	$756,733	709,039	$2,180,178	2,056,795
Services revenue	732,049	718,292	2,183,175	2,115,419
Fuel services revenue	198,368	207,209	619,105	629,342
Total revenues	1,687,150	1,634,540	4,982,458	4,801,556

Cost of lease and rental	522,888	489,606	1,524,022	1,439,345
Cost of services	607,530	595,884	1,839,035	1,769,784
Cost of fuel services	194,926	203,369	605,744	618,288
Other operating expenses	28,889	29,782	96,541	100,257
Selling, general and administrative expenses	202,001	196,767	594,133	580,873
Gains on vehicle sales, net	(33,691)	(22,488)	(96,874)	(68,691)
Interest expense	35,882	33,967	106,293	102,322
Miscellaneous income, net	(996)	(3,447)	(11,206)	(11,592)
Restructuring and other recoveries, net	—	(298)	—	(298)
	1,557,429	1,523,142	4,657,688	4,530,288
Earnings from continuing operations before income taxes	129,721	111,398	324,770	271,268
Provision for income taxes	45,754	37,523	116,011	94,016
Earnings from continuing operations	83,967	73,875	208,759	177,252
Loss from discontinued operations, net of tax	(278)	(2,808)	(1,480)	(4,067)
Net earnings	$83,689	71,067	$207,279	173,185

Earnings (loss) per common share — Basic
Continuing operations	$1.60	1.41	$3.96	3.42
Discontinued operations	(0.01)	(0.05)	(0.03)	(0.08)
Net earnings	$1.59	1.36	$3.93	3.34

Earnings (loss) per common share — Diluted
Continuing operations	$1.58	1.40	$3.92	3.39
Discontinued operations	(0.01)	(0.05)	(0.03)	(0.08)
Net earnings	$1.57	1.35	$3.89	3.31

Cash dividends declared per common share	$0.37	0.34	$1.05	0.96

See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In thousands)

Net earnings	$83,689	71,067	$207,279	173,185

Other comprehensive income (loss):

Changes in cumulative translation adjustment and other, before and after tax	(46,879)	31,564	(35,198)	(18,379)

Amortization of pension and postretirement items	4,658	8,266	13,986	24,800
Income tax expense related to amortization of pension and postretirement items	(1,603)	(2,927)	(4,811)	(8,644)
Amortization of pension and postretirement items, net of taxes	3,055	5,339	9,175	16,156

Change in net actuarial loss	(148)	—	(3,292)	(5,762)
Income tax benefit related to change in net actuarial loss	44	—	1,140	2,048
Change in net actuarial loss, net of taxes	(104)	—	(2,152)	(3,714)

Other comprehensive (loss) income , net of taxes	(43,928)	36,903	(28,175)	(5,937)

Comprehensive income	$39,761	107,970	$179,104	167,248
See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)

	September 30, 2014	December 31, 2013
	(Dollars in thousands, except per share amount)
Assets:
Current assets:
Cash and cash equivalents	$75,002	61,562
Receivables, net of allowance of $18,070 and $16,955, respectively	821,446	777,370
Inventories	64,805	64,298
Prepaid expenses and other current assets	161,109	159,263
Total current assets	1,122,362	1,062,493
Revenue earning equipment, net of accumulated depreciation of $3,606,535 and $3,596,102, respectively	6,853,378	6,490,837
Operating property and equipment, net of accumulated depreciation of $1,023,020 and $991,117, respectively	691,503	633,826
Goodwill	394,256	383,719
Intangible assets	68,211	72,406
Direct financing leases and other assets	474,652	460,501
Total assets	$9,604,362	9,103,782

Liabilities and shareholders’ equity:
Current liabilities:
Short-term debt and current portion of long-term debt	$462,312	259,438
Accounts payable	513,769	475,364
Accrued expenses and other current liabilities	499,492	496,337
Total current liabilities	1,475,573	1,231,139
Long-term debt	4,045,245	3,929,987
Other non-current liabilities	575,043	616,305
Deferred income taxes	1,526,002	1,429,637
Total liabilities	7,621,863	7,207,068

Shareholders’ equity:
Preferred stock of no par value per share — authorized, 3,800,917; none outstanding, September 30, 2014 or December 31, 2013	—	—
Common stock of $0.50 par value per share — authorized, 400,000,000; outstanding, September 30, 2014 — 53,039,595; December 31, 2013 — 53,335,386	26,520	26,667
Additional paid-in capital	951,903	917,539
Retained earnings	1,470,499	1,390,756
Accumulated other comprehensive loss	(466,423)	(438,248)
Total shareholders’ equity	1,982,499	1,896,714
Total liabilities and shareholders’ equity	$9,604,362	9,103,782
See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2014	2013
	(In thousands)
Cash flows from operating activities from continuing operations:
Net earnings	$207,279	173,185
Less: Loss from discontinued operations, net of tax	(1,480)	(4,067)
Earnings from continuing operations	208,759	177,252
Depreciation expense	770,067	707,783
Gains on vehicle sales, net	(96,874)	(68,691)
Share-based compensation expense	15,446	14,264
Amortization expense and other non-cash charges, net	35,850	43,088
Deferred income tax expense	99,427	81,949
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(37,408)	(34,867)
Inventories	(731)	(461)
Prepaid expenses and other assets	(23,385)	(23,737)
Accounts payable	44,976	42,664
Accrued expenses and other non-current liabilities	(41,471)	(49,209)
Net cash provided by operating activities from continuing operations	974,656	890,035

Cash flows from financing activities from continuing operations:
Net change in commercial paper borrowings	(164,944)	284,481
Debt proceeds	769,908	257,677
Debt repaid, including capital lease obligations	(278,423)	(323,300)
Dividends on common stock	(55,408)	(49,855)
Common stock issued	38,990	54,617
Common stock repurchased	(92,343)	—
Excess tax benefits from share-based compensation	514	4,915
Debt issuance costs	(5,230)	(2,144)
Net cash provided by financing activities from continuing operations	213,064	226,391

Cash flows from investing activities from continuing operations:
Purchases of property and revenue earning equipment	(1,741,173)	(1,495,824)
Sales of revenue earning equipment	392,572	330,766
Sale and leaseback of revenue earning equipment	125,825	—
Sales of operating property and equipment	3,091	5,847
Acquisitions	(9,785)	(1,858)
Collections on direct finance leases	48,920	54,841
Changes in restricted cash	10,344	(14,756)
Insurance recoveries and other	(1,250)	8,173
Net cash used in investing activities from continuing operations	(1,171,456)	(1,112,811)

Effect of exchange rate changes on cash	(1,210)	9,187
Increase in cash and cash equivalents from continuing operations	15,054	12,802

Decrease in cash and cash equivalents from discontinued operations	(1,614)	(4,258)

Increase in cash and cash equivalents	13,440	8,544
Cash and cash equivalents at January 1	61,562	66,392
Cash and cash equivalents at September 30	$75,002	74,936
See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Amount	Shares	Par
	(Dollars in thousands, except per share amount)
Balance at December 31, 2013	$—	53,335,386	$26,667	917,539	1,390,756	(438,248)	1,896,714
Comprehensive income					207,279	(28,175)	179,104
Common stock dividends declared — $1.05 per share	—	—	—	—	(55,946)	—	(55,946)
Common stock issued under employee stock option and stock purchase plans (1)	—	868,520	435	38,100	—	—	38,535
Benefit plan stock sales (2)	—	5,812	3	452	—		455
Common stock repurchases	—	(1,170,123)	(585)	(20,138)	(71,620)	—	(92,343)
Share-based compensation	—	—	—	15,416	30	—	15,446
Tax benefits from share-based compensation	—	—	—	534	—	—	534
Balance at September 30, 2014	$—	53,039,595	$26,520	951,903	1,470,499	(466,423)	1,982,499
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

(B) RECENT ACCOUNTING PRONOUNCEMENTS

Disclosure of Going Concern Uncertainties

On August 27, 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which requires an entity to evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity's ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. The guidance will become effective January 1, 2017. The adoption of ASU 2014-15 will not have an impact on our consolidated financial position, results of operations or cash flows.

Revenue Recognition

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance when it becomes effective January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition methods. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our consolidated financial position and results of operations.

Discontinued Operations and Significant Disposals

On April 10, 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The standard requires a reporting entity to present the assets and liabilities of a disposal group that includes a discontinued operation separately in the asset and liability sections, respectively, of the statement of financial position for each comparative period. The guidance will become effective January 1, 2015. The adoption of ASU 2014-08 will not have an impact on our consolidated financial position, results of operations or cash flows.

Unrecognized Tax Benefits

On July 18, 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit (UTB) When a Net Operating Loss (NOL) Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. Under this guidance, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward. This guidance became effective January 1, 2014 and resulted in a reclassification of $38.8 million from other non-current liabilities to deferred income taxes in our December 31, 2013 balance sheet. Other than the change in presentation within the Consolidated Condensed Balance Sheets, this accounting guidance did not have an impact on our consolidated financial position, results of operations or cash flows.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(C) ACQUISITIONS

On August 1, 2014, we acquired all of the common stock of Bullwell Trailer Solutions, Ltd, a U.K.-based trailer repair and maintenance company for a purchase price of approximately $14.6 million, net of cash acquired. The acquisition complements our FMS business segment coverage in the U.K. Approximately $8.1 million of the stock purchase price has been paid. The purchase price includes $5.9 million in contingent consideration to be paid to the seller provided certain conditions are met. As of September 30, 2014, the fair value of the contingent consideration has been reflected in "Accrued expenses and other current liabilities" and "Other non-current liabilities" in our Consolidated Condensed Balance Sheet. The preliminary purchase accounting for this acquisition resulted in goodwill and customer relationship intangible assets of $11.5 million and $1.6 million, respectively, with the remaining amount allocated to tangible assets, less liabilities assumed. This allocation is subject to change as the Company finalizes purchase accounting. Transaction costs related to the acquisition were $0.6 million during 2014 and were reflected within "Selling, general and administrative expenses" in our Consolidated Condensed Statements of Earnings.

The assets, liabilities and results of operations of the business acquired were not material to the Company’s consolidated financial position or results of operations and therefore pro forma financial information for the acquisition was not presented.

(D) DISCONTINUED OPERATIONS

In 2009, we ceased SCS service operations in Brazil, Argentina, Chile and European markets. Accordingly, results of these operations, financial position and cash flows are separately reported as discontinued operations for all periods presented either in the Consolidated Condensed Financial Statements or notes thereto.

Summarized results of discontinued operations were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In thousands)
Pre-tax loss from discontinued operations	$(256)	(2,809)	$(1,534)	(4,008)
Income tax (expense) benefit	(22)	1	54	(59)
Loss from discontinued operations, net of tax	$(278)	(2,808)	$(1,480)	(4,067)

Results of discontinued operations in 2014 and 2013 reflected losses related to adverse legal developments and professional and administrative fees associated with our discontinued South American operations.

The following is a summary of assets and liabilities of discontinued operations:

	September 30, 2014	December 31, 2013
	(In thousands)
Total assets, primarily deposits	$3,291	3,627
Total liabilities, primarily contingent accruals	$4,029	4,501

Although we discontinued our South American operations in 2009, we continue to be party to various federal, state and local legal proceedings involving labor matters, tort claims and tax assessments. We have established loss provisions for any matters where we believe a loss is probable and can be reasonably estimated. For matters where a reserve has not been established and for which we believe a loss is reasonably possible, as well as for matters where a reserve has been recorded but for which an exposure to loss in excess of the amount accrued is reasonably possible, we believe that such losses will not have a material effect on our consolidated condensed financial statements.

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

The following table provides information on share-based compensation expense and income tax benefits recognized during the periods:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In thousands)
Stock option and stock purchase plans	$2,353	1,753	$6,831	6,056
Nonvested stock	3,104	2,909	8,615	8,208
Share-based compensation expense	5,457	4,662	15,446	14,264
Income tax benefit	(1,864)	(1,549)	(5,253)	(4,876)
Share-based compensation expense, net of tax	$3,593	3,113	$10,193	9,388

The following table is a summary of compensation expense recognized for market-based cash awards in addition to the share-based compensation expense reported in the previous table:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In thousands)
Cash awards	$389	934	$1,655	3,101

Total unrecognized pre-tax compensation expense related to all share-based compensation arrangements at September 30, 2014 was $30.5 million and is expected to be recognized over a weighted-average period of 1.9 years.

The following table is a summary of the awards granted under the Plans during the periods presented:

	September 30, 2014	September 30, 2013
	(In thousands)

Stock options	406	391
Market-based restricted stock rights	22	23
Performance-based restricted stock rights	30	16
Time-vested restricted stock rights	184	153
Total	642	583

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

The following table presents the calculation of basic and diluted earnings per common share from continuing operations:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In thousands, except per share amounts)
Earnings per share — Basic:
Earnings from continuing operations	$83,967	73,875	$208,759	177,252
Less: Distributed and undistributed earnings allocated to nonvested stock	(275)	(643)	(879)	(1,636)
Earnings from continuing operations available to common shareholders — Basic	$83,692	73,232	$207,880	175,616

Weighted average common shares outstanding — Basic	52,459	51,788	52,559	51,397

Earnings from continuing operations per common share — Basic	$1.60	1.41	$3.96	3.42

Earnings per share — Diluted:
Earnings from continuing operations	$83,967	73,875	$208,759	177,252
Less: Distributed and undistributed earnings allocated to nonvested stock	(273)	(639)	(873)	(1,625)
Earnings from continuing operations available to common shareholders — Diluted	$83,694	73,236	$207,886	175,627

Weighted average common shares outstanding — Basic	52,459	51,788	52,559	51,397
Effect of dilutive equity awards	515	440	487	451
Weighted average common shares outstanding — Diluted	52,974	52,228	53,046	51,848

Earnings from continuing operations per common share — Diluted	$1.58	1.40	$3.92	3.39

Anti-dilutive equity awards not included above	8	584	212	863

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(G) REVENUE EARNING EQUIPMENT

	September 30, 2014			December 31, 2013
	Cost	Accumulated Depreciation	Net Book Value(1)	Cost	Accumulated Depreciation	Net Book Value(1)
	(In thousands)
Held for use:
Full service lease	$7,692,678	(2,558,920)	5,133,758	$7,436,093	(2,537,077)	4,899,016
Commercial rental	2,447,933	(815,266)	1,632,667	2,210,863	(747,283)	1,463,580
Held for sale	319,302	(232,349)	86,953	439,983	(311,742)	128,241
Total	$10,459,913	(3,606,535)	6,853,378	$10,086,939	(3,596,102)	6,490,837
 ————————————

(1)
Revenue earning equipment, net includes vehicles acquired under capital leases of $47.9 million, less accumulated depreciation of $21.3 million, at September 30, 2014, and $54.2 million, less accumulated depreciation of $22.0 million, at December 31, 2013.

At the end of 2013, we completed our annual review of residual values and useful lives of revenue earning equipment. Based on the results of our analysis, we adjusted the estimated residual values of certain classes of revenue earning equipment effective January 1, 2014. The change in estimated residual values and useful lives increased pre-tax earnings for the three and nine months ended September 30, 2014 by approximately $6.3 million and $18.8 million, respectively.

We lease revenue earning equipment to customers for periods typically ranging from three to seven years for trucks and tractors and up to ten years for trailers. The majority of our leases are classified as operating leases. However, some of our revenue earning equipment leases are classified as direct financing leases and, to a lesser extent, sales-type leases. As of September 30, 2014 and December 31, 2013, the net investment in direct financing and sales-type leases was $411.4 million and $400.1 million, respectively. Our direct financing lease customers operate in a wide variety of industries, and we have no significant customer concentrations in any one industry. We assess credit risk for all of our customers including those who lease equipment under direct financing leases upon signing of a full service lease contract. For those customers who are designated as high risk, we typically require deposits to be paid in advance in order to mitigate our credit risk. Additionally, our receivables are collateralized by the vehicles, based on their estimated fair values, which further mitigates our credit risk.

As of September 30, 2014 and December 31, 2013, the amount of direct financing lease receivables past due was not significant, and there were no impaired receivables. Accordingly, we do not believe there is a material risk of default with respect to the direct financing lease receivables. The allowance for credit losses was $0.3 million and $0.5 million as of September 30, 2014 and December 31, 2013, respectively.

In August of 2014, we completed a sale-leaseback transaction of revenue earning equipment with third parties not deemed to be variable interest entities and this transaction qualified for off-balance sheet treatment. Proceeds from the sale-leaseback transaction totaled $125.8 million. We recorded a deferred gain on the sale-leaseback transaction of approximately $1.2 million that will be recognized over the respective lease terms, which range from 66 to 84 months. We did not enter into any sale-leaseback transactions during 2013.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(H) ACCRUED EXPENSES AND OTHER LIABILITIES

	September 30, 2014			December 31, 2013
	Accrued Expenses	Non-Current Liabilities	Total	Accrued Expenses	Non-Current Liabilities	Total
	(In thousands)
Salaries and wages	$99,146	—	99,146	$106,281	—	106,281
Deferred compensation	3,033	34,876	37,909	2,505	31,896	34,401
Other employee benefits	6,075	6,547	12,622	3,809	6,712	10,521
Pension benefits	3,570	240,050	243,620	3,660	292,155	295,815
Other postretirement benefits	2,402	27,028	29,430	2,414	28,374	30,788
Insurance obligations (1)	132,283	191,985	324,268	125,835	186,700	312,535
Accrued rent	8,474	1,967	10,441	4,373	3,372	7,745
Environmental liabilities	3,924	8,578	12,502	4,515	8,548	13,063
Asset retirement obligations	5,521	19,236	24,757	6,144	19,403	25,547
Operating taxes	93,805	—	93,805	94,188	—	94,188
Income taxes	3,168	25,236	28,404	2,623	23,813	26,436
Interest	27,904	—	27,904	33,654	—	33,654
Deposits, mainly from customers	57,880	5,993	63,873	55,854	6,239	62,093
Deferred revenue	12,908	—	12,908	15,123	—	15,123
Acquisition holdbacks	3,972	2,272	6,244	2,012	—	2,012
Other	35,427	11,275	46,702	33,347	9,093	42,440
Total	$499,492	575,043	1,074,535	$496,337	616,305	1,112,642
 ————————————
(1) Insurance obligations are primarily comprised of self-insured claim liabilities.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(I) DEBT

	Weighted-Average Interest Rate
	September 30, 2014	December 31, 2013	Maturities	September 30, 2014	December 31, 2013
				(In thousands)
Short-term debt and current portion of long-term debt:
Short-term debt	1.08%	1.70%	2015	$2,743	1,315
Current portion of long-term debt, including capital leases				459,569	258,123
Total short-term debt and current portion of long-term debt				462,312	259,438
Long-term debt:
U.S. commercial paper (1)	0.26%	0.28%	2018	332,968	486,939
Canadian commercial paper (1)	—%	1.13%	2018	—	11,297
Global revolving credit facility	1.23%	—%	2018	3,000	—
Unsecured U.S. notes — Medium-term notes (1)	3.29%	3.76%	2016-2025	3,771,695	3,271,734
Unsecured U.S. obligations, principally bank term loans	1.44%	1.45%	2015-2018	50,500	55,500
Unsecured foreign obligations	2.01%	1.99%	2015-2016	307,709	315,558
Capital lease obligations	3.62%	3.81%	2014-2019	35,695	38,911
Total before fair market value adjustment				4,501,567	4,179,939
Fair market value adjustment on notes subject to hedging (2)				3,247	8,171
				4,504,814	4,188,110
Current portion of long-term debt, including capital leases				(459,569)	(258,123)
Long-term debt				4,045,245	3,929,987
Total debt				$4,507,557	4,189,425
 ————————————

(1)	We had unamortized original issue discounts of $8.3 million and $8.3 million at September 30, 2014 and December 31, 2013, respectively.

(2)	The notional amount of executed interest rate swaps designated as fair value hedges was $600 million and $400 million at September 30, 2014 and December 31, 2013, respectively.

We maintain a $900 million global revolving credit facility with a syndicate of twelve lending institutions led by Bank of America N.A., Bank of Tokyo-Mitsubishi UFJ, Ltd., BNP Paribas, Mizuho Corporate Bank, Ltd., Royal Bank of Canada, Royal Bank of Scotland Plc, U.S. Bank National Association and Wells Fargo Bank, N.A. The global credit facility matures in October 2018. The global facility is used primarily to finance working capital but can also be used to issue up to $75 million in letters of credit (there were no letters of credit outstanding against the facility at September 30, 2014). At our option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. The agreement provides for annual facility fees which range from 8.0 basis points to 27.5 basis points and are based on Ryder’s long-term credit ratings. The annual facility fee is 12.5 basis points, which applies to the total facility size of $900 million. The credit facility contains no provisions limiting its availability in the event of a material adverse change to Ryder’s business operations; however, the credit facility does contain standard representations and warranties, events of default, cross-default provisions and certain affirmative and negative covenants. In order to maintain availability of funding, we must maintain a ratio of debt to consolidated net worth of less than or equal to 300%. Net worth, as defined in the credit facility, represents shareholders' equity excluding any accumulated other comprehensive income or loss associated with our pension and other postretirement plans. The ratio at September 30, 2014 was 184%. At September 30, 2014, there was $564.0 million available under the credit facility.

Our global revolving credit facility enables us to refinance short-term obligations on a long-term basis. Settlement of short-term commercial paper obligations not expected to require the use of working capital are classified as long-term as we have both the intent and ability to refinance on a long-term basis. In addition, we have the intent and ability to refinance the current portion of long-term debt on a long-term basis. At September 30, 2014, we classified $333.0 million of short-term commercial paper and $250.0 million of the current portion of long-term debt as long-term debt. At December 31, 2013, we classified $498.2 million of short-term commercial paper as long-term debt.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

In May 2014, we issued $400 million of unsecured medium-term notes maturing in September 2019. In February 2014, we issued $350 million of unsecured medium-term notes maturing in June 2019. The proceeds from the notes were used to reduce commercial paper balances and for general corporate purposes. If the notes are downgraded below investment grade following, and as a result of, a change in control, the note holder can require us to repurchase all or a portion of the notes at a purchase price equal to 101% of principal plus accrued and unpaid interest.

We have a trade receivables purchase and sale program, pursuant to which we sell certain of our domestic trade accounts receivable to a bankruptcy remote, consolidated subsidiary of Ryder, that in turn sells, on a revolving basis, an ownership interest in certain of these accounts receivable to a receivables conduit or committed purchasers. The subsidiary is considered a VIE and is consolidated based on our control of the entity’s activities. We use this program to provide additional liquidity to fund our operations, particularly when it is cost effective to do so. The costs under the program may vary based on changes in interest rates. The available proceeds that may be received under the program are limited to $175 million. If no event occurs that causes early termination, the 364-day program will expire on October 24, 2014. We are currently in the process of renewing the program through October 2015. The program contains provisions restricting its availability in the event of a material adverse change to our business operations or the collectibility of the collateralized receivables. At September 30, 2014 and December 31, 2013, no amounts were outstanding under the program. Sales of receivables under this program will be accounted for as secured borrowings based on our continuing involvement in the transferred assets.

At September 30, 2014 and December 31, 2013, we had letters of credit and surety bonds outstanding totaling $316.6 million and $310.5 million, respectively, which primarily guarantee the payment of insurance claims.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(J) FAIR VALUE MEASUREMENTS

The assets and liabilities measured at fair value on a recurring basis consist primarily of interest rate swaps and investments held in Rabbi Trusts.  These amounts as of September 30, 2014 are not material to our consolidated financial position and operations and have not changed significantly from the amounts reported as of December 31, 2013.

The following tables present our assets that are measured at fair value on a nonrecurring basis and considered a Level 3 fair value measurement:

		Total Losses (2)
	2014	Three months ended	Nine months ended
	(In thousands)
Assets held for sale:
Revenue earning equipment: (1)
Trucks	$8,437	$1,527	$4,981
Tractors	4,666	530	2,824
Trailers	682	320	762
Total assets at fair value	$13,785	$2,377	$8,567

		Total Losses (2)
	2013	Three months ended	Nine months ended
	(In thousands)
Assets held for sale:
Revenue earning equipment (1)
Trucks	$10,546	$2,042	$7,518
Tractors	15,332	1,677	4,185
Trailers	671	275	1,242
Total assets at fair value	$26,549	$3,994	$12,945
 ————————————

(1)	Represents the portion of all revenue earning equipment held for sale that is recorded at fair value, less costs to sell.

(2)	Total losses represent fair value adjustments for all vehicles held for sale throughout the period for which fair value was less than carrying value.

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

Fair value of total debt (excluding capital lease obligations) at September 30, 2014 and December 31, 2013 was approximately $4.60 billion and $4.28 billion, respectively. For publicly-traded debt, estimates of fair value were based on market prices. Since our publicly-traded debt is not actively traded, the fair value measurement was classified within Level 2 of the fair value hierarchy. For other debt, fair value was estimated based on a model-driven approach using rates currently available to us for debt with similar terms and remaining maturities. Therefore, the fair value measurement of our other debt was classified within Level 2 of the fair value hierarchy. The carrying amounts reported in the Consolidated Condensed Balance Sheets for “Cash and cash equivalents,” “Receivables, net” and “Accounts payable” approximate fair value because of the immediate or short-term maturities of these financial instruments.

(K) DERIVATIVES

We have interest rate swaps outstanding which are designated as fair value hedges whereby we receive fixed interest rate payments in exchange for making variable interest rate payments. The differential to be paid or received is accrued and recognized as interest expense. The following table provides a detail of the swaps outstanding and the related hedged items as of September 30, 2014:

	Maturity date	Face value of medium-term notes	Aggregate notional amount of interest rate swaps	Fixed interest rate	Weighted-average variable interest rate on hedged debt as of September 30,
Issuance date					2014	2013
		(Dollars in thousands)
February 2011	March 2015	$350,000	$150,000	3.15%	1.28%	1.34%
May 2011	June 2017	$350,000	$150,000	3.50%	1.42%	1.51%
November 2013	November 2018	$300,000	$100,000	2.45%	1.18%	—%
February 2014	June 2019	$350,000	$100,000	2.55%	1.10%	—%
May 2014	September 2019	$400,000	$100,000	2.45%	0.86%	—%

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

Fair Value Hedging Relationship	Location of Gain (Loss) Recognized in Income	Three months ended September 30,		Nine months ended September 30,
		2014	2013	2014	2013
		(In thousands)
Derivatives: Interest rate swaps	Interest expense	$(4,607)	44	$(4,924)	(6,323)
Hedged items: Fixed-rate debt	Interest expense	4,607	(44)	4,924	6,323
Total		$—	—	$—	—

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

Balance Sheet Location	September 30, 2014	December 31, 2013
	(In thousands)
Prepaid expenses and other current assets	$1,173	$—
Direct financing leases and other assets	4,480	9,333
Other non-current liabilities	(2,406)	(1,162)

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(L) SHARE REPURCHASE PROGRAMS

In December 2013, our Board of Directors authorized a share repurchase program intended to mitigate the dilutive impact of shares issued under our various employee stock, stock option and employee stock purchase plans. Under the December 2013 program, management is authorized to repurchase shares of common stock in an amount not to exceed the number of shares issued to employees under the Company’s various employee stock, stock option and employee stock purchase plans from December 1, 2013 through December 31, 2015. The December 2013 program limits aggregate share repurchases to no more than 2 million shares of Ryder common stock. Share repurchases of common stock are made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. Management established prearranged written plans for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the December 2013 program, which allow for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan. For the three months ended September 30, 2014, we repurchased and retired 143,051 shares under the program at an aggregate cost of $12.9 million. For the nine months ended September 30, 2014, we repurchased and retired 1,170,123 shares under the program at an aggregate cost of $92.3 million. We did not repurchase any shares under this program in 2013.

(M) ACCUMULATED OTHER COMPREHENSIVE LOSS

The following summary sets forth the components of accumulated other comprehensive loss, net of tax:

	Currency Translation Adjustments and Other	Net Actuarial Loss (1)	Prior Service Credit (1)	Accumulated Other Comprehensive Loss
	(In thousands)
December 31, 2013	$35,875	(477,883)	3,760	(438,248)
Amortization	—	11,183	(2,008)	9,175
Other current period change	(35,198)	(2,043)	(109)	(37,350)
September 30, 2014	$677	(468,743)	1,643	(466,423)

	Currency Translation Adjustments and Other	Net Actuarial Loss (1)	Prior Service Credit (1)	Accumulated Other Comprehensive Loss
	(In thousands)
December 31, 2012	$57,860	(648,113)	2,634	(587,619)
Amortization	—	17,176	(1,020)	16,156
Other current period change	(18,379)	(3,714)	—	(22,093)
September 30, 2013	$39,481	(634,651)	1,614	(593,556)

_______________________

(1)	These amounts are included in the computation of net periodic benefit cost. See Note (N), "Employee Benefit Plans," for further information.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(N) EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In thousands)
Pension Benefits
Company-administered plans:
Service cost	$3,297	3,994	$9,892	12,002
Interest cost	25,280	22,418	75,990	67,153
Expected return on plan assets	(28,900)	(26,498)	(86,916)	(79,335)
Amortization of:
Net actuarial loss	5,900	8,782	17,714	26,347
Prior service credit	(445)	(454)	(1,340)	(1,363)
	5,132	8,242	15,340	24,804
Union-administered plans	3,475	3,388	7,744	7,418
Net periodic benefit cost	$8,607	11,630	$23,084	32,222

Company-administered plans:
U.S.	$5,389	8,424	$16,190	25,317
Non-U.S.	(257)	(182)	(850)	(513)
	5,132	8,242	15,340	24,804
Union-administered plans	3,475	3,388	7,744	7,418
	$8,607	11,630	$23,084	32,222

Postretirement Benefits
Company-administered plans:
Service cost	$112	245	$336	738
Interest cost	356	392	1,069	1,179
Amortization of:
Net actuarial credit	(181)	(4)	(544)	(11)
Prior service credit	(616)	(58)	(1,844)	(173)
Net periodic benefit cost	$(329)	575	$(983)	1,733
Company-administered plans:
U.S.	$(460)	402	$(1,379)	1,210
Non-U.S.	131	173	396	523
	$(329)	575	$(983)	1,733

During the nine months ended September 30, 2014, we contributed $69.5 million to our pension plans. All of the contributions to the U.S. plan for 2014 were made as of September 30, 2014. In 2014, we expect total contributions to our pension plans to be approximately $75 million.

During the three and nine months ended September 30, 2014 and 2013, we recorded estimated pension settlement charges of $1.3 million ($0.8 million after tax) and $1.3 million ($0.8 million after tax), respectively, for the exit of two U.S. multi-employer pension plans withdrawal liabilities in 2014 and one plan in 2013. These charges were recorded within “Selling, general, and administrative expenses” in our Consolidated Condensed Statement of Earnings and is included in the Union-administered plans expense.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

Pension Subsequent Event

We have recently taken steps to reduce the size and potential future volatility of our U.S. defined benefit pension plan obligation.  In October 2014, we offered approximately 11,000 former employees a one-time option to receive a lump sum distribution of their benefits by the end of 2014. These employees have deferred vested benefits of approximately $370 million representing 20% of our U.S. pension plan obligations. No additional funding of the pension plan is required for this transaction as all distributions will be made out of existing plan assets. The Plan's funded status is expected to remain materially unchanged as a result of this offer. We also expect to record a one-time lump sum pension charge in the fourth quarter as a result of the partial settlement of our pension plan liability. The amount of the settlement charge will be based on the proportionate amount of unrecognized U.S. actuarial net losses equal to the settled percentage of our pension benefit obligation. The ultimate amount of the charge will depend on the acceptance rate of the offer. As of September 30, 2014, the U.S. unrecognized actuarial loss was approximately $600 million before tax.

(O) OTHER ITEMS IMPACTING COMPARABILITY

Our primary measure of segment performance excludes certain items as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In thousands)
Pension settlement charges (1)	$1,262	1,258	$1,262	1,258
Superstorm Sandy recoveries	—	(600)	—	(600)
Restructuring and other recoveries, net	—	(298)	—	(298)
Foreign currency translation benefit	—	—	—	(1,904)
Acquisition transaction costs (2)	566	—	566	—
Restructuring and other charges, net and other items	$1,828	360	$1,828	(1,544)
————————————

(1)	See Note (N), "Employee Benefit Plans," for additional information.

(2)	See Note (C), "Acquisitions," for additional information.

During the three and nine months ended September 30, 2013, we recognized a benefit of $0.6 million from the recovery of Superstorm Sandy losses. The 2013 benefit was recorded within “Cost of services” in our Consolidated Condensed Statement of Earnings. During the three and nine months ended September 30, 2013, we also refined previous estimates of employee severance and benefit costs which resulted in a benefit of $0.3 million. During the nine months ended September 30, 2013, we recognized a benefit of $1.9 million (before and after tax) from the recognition of the accumulated currency translation adjustment from a FMS foreign operation which has substantially liquidated its net assets. This benefit was recorded within “Miscellaneous income, net” in our Consolidated Condensed Statements of Earnings.

(P) SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information was as follows:

	Nine months ended September 30,
	2014	2013
	(In thousands)
Interest paid	$109,332	109,699
Income taxes paid	9,878	8,900
Changes in accounts payable related to purchases of revenue earning equipment	3,902	1,670
Operating and revenue earning equipment acquired under capital leases	3,788	5,500

During the nine months ended September 30, 2014 and 2013, we paid $1.6 million and $1.9 million, respectively, related to acquisitions completed in prior years.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(Q) MISCELLANEOUS INCOME, NET

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In thousands)
Contract settlement	$64	—	$2,972	—
Gains on sales of operating property and equipment	135	96	2,725	636
Business interruption insurance recoveries	—	819	756	2,624
Foreign currency translation benefit (1)	—	—	—	1,904
Rabbi trust investment (expense) income	(177)	1,247	1,400	2,878
Other, net	974	1,285	3,353	3,550
Total	$996	3,447	$11,206	11,592
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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

The following tables set forth financial information for each of our business segments and provides a reconciliation between segment EBT and earnings from continuing operations before income taxes for the three and nine months ended September 30, 2014 and 2013. Segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented.

	FMS	SCS	Eliminations	Total
	(In thousands)
For the three months ended September 30, 2014
Revenue from external customers	$1,069,333	617,817	—	1,687,150
Inter-segment revenue	117,589	—	(117,589)	—
Total revenue	$1,186,922	617,817	(117,589)	1,687,150

Segment EBT	$120,980	36,152	(9,564)	147,568
Unallocated CSS				(13,564)
Non-operating pension costs				(2,455)
Restructuring and other charges, net and other items (1)				(1,828)
Earnings from continuing operations before income taxes				$129,721

Segment capital expenditures paid (2), (3)	$470,552	7,484	—	478,036
Unallocated CSS				7,915
Capital expenditures paid				$485,951

For the three months ended September 30, 2013
Revenue from external customers	$1,023,790	610,750	—	1,634,540
Inter-segment revenue	114,427	—	(114,427)	—
Total revenue	$1,138,217	610,750	(114,427)	1,634,540

Segment EBT	$96,428	39,607	(9,134)	126,901
Unallocated CSS				(10,053)
Non-operating pension costs				(5,090)
Restructuring and other charges, net and other items (1)				(360)
Earnings from continuing operations before income taxes				$111,398

Segment capital expenditures paid (2), (3)	$538,453	3,896	—	542,349
Unallocated CSS				5,361
Capital expenditures paid				$547,710
 ————————————

(1)	See Note (O), "Other Items Impacting Comparability," for additional information.

(2)	Excludes revenue earning equipment acquired under capital leases.

(3)	Excludes acquisition payments of $8.1 million and $0.5 million during the three months ended September 30, 2014 and 2013, respectively.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

	FMS	SCS	Eliminations	Total
	(In thousands)
For the nine months ended September 30, 2014
Revenue from external customers	$3,139,721	1,842,737	—	4,982,458
Inter-segment revenue	363,510	—	(363,510)	—
Total revenue	$3,503,231	1,842,737	(363,510)	4,982,458

Segment EBT	$311,480	88,664	(29,715)	370,429
Unallocated CSS				(36,518)
Non-operating pension costs				(7,313)
Restructuring and other charges, net and other items (1)				(1,828)
Earnings from continuing operations before income taxes				$324,770

Segment capital expenditures paid (2), (3)	$1,661,929	15,605	—	1,677,534
Unallocated CSS				63,639
Capital expenditures paid				$1,741,173

For the nine months ended September 30, 2013
Revenue from external customers	$3,017,150	1,784,406	—	4,801,556
Inter-segment revenue	342,057	—	(342,057)	—
Total revenue	$3,359,207	1,784,406	(342,057)	4,801,556

Segment EBT	$245,840	97,011	(25,782)	317,069
Unallocated CSS				(32,012)
Non-operating pension costs				(15,333)
Restructuring and other recoveries, net and other items (1)				1,544
Earnings from continuing operations before income taxes				$271,268

Segment capital expenditures paid (2), (3)	$1,462,095	14,713	—	1,476,808
Unallocated CSS				19,016
Capital expenditures paid				$1,495,824
 ————————————

(1)	See Note (O), "Other Items Impacting Comparability," for additional information.

(2)	Excludes revenue earning equipment acquired under capital leases.

(3)	Excludes acquisition payments of $9.8 million and $1.9 million during the nine months ended September 30, 2014, and 2013, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Operating results for the three and nine months ended September 30, 2014 were as follows:

	Three months ended September 30,		Nine months ended September 30,		Change 2014/2013
	2014	2013	2014	2013	Three Months	Nine Months
	(In thousands, except per share amounts)
Total revenue	$1,687,150	1,634,540	$4,982,458	4,801,556	3%	4%
Operating revenue (1)	1,415,918	1,344,925	4,131,445	3,925,785	5%	5%

EBT	$129,721	111,398	$324,770	271,268	16%	20%
Comparable EBT (2)	134,004	116,848	333,911	285,057	15%	17%
Earnings from continuing operations	83,967	73,875	208,759	177,252	14%	18%
Comparable earnings from continuing operations (2)	86,536	77,020	212,238	184,498	12%	15%
Net earnings	83,689	71,067	207,279	173,185	18%	20%

Earnings per common share (EPS) — Diluted
Continuing operations	$1.58	1.40	$3.92	3.39	13%	16%
Comparable (2)	1.63	1.46	3.98	3.53	12%	13%
Net earnings	1.57	1.35	3.89	3.31	16%	18%
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

(2)
Non-GAAP financial measure. We believe comparable EBT, comparable earnings and comparable earnings per diluted common share, all from continuing operations, provide useful information to investors because they exclude non-operating pension costs, which we consider to be those impacted by financial market performance and outside the operational performance of the business, and other significant items, that are unrelated to our ongoing business operations. Refer to the section titled “Non-GAAP Financial Measures” for a reconciliation of EBT, net earnings and earnings per diluted common share to the comparable measures.

The increase in total and operating revenue for the three and nine months ended September 30, 2014 was driven by growth in both the FMS and SCS business segments. FMS operating revenue growth was driven by higher prices on lease replacement vehicles, a larger full service lease fleet, and improved rental pricing and increased rental demand in North America. SCS operating revenue growth was due to increased volumes and new business. EBT for the three and nine months ended September 30, 2014 increased due to improved performance in the FMS business segment driven by higher used vehicle sales results, strong commercial rental performance and better full service lease results. Earnings growth exceeded the EPS growth for the three and nine months ended September 30, 2014 because the average number of shares outstanding has increased over prior year reflecting the impact of stock issuances under employee stock option and stock purchase plans.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

CONSOLIDATED RESULTS

Lease and Rental

	Three months ended September 30,		Nine months ended September 30,		Change 2014/2013
	2014	2013	2014	2013	Three Months	Nine Months
	(Dollars in thousands)
Lease and rental revenues	$756,733	709,039	$2,180,178	2,056,795	7%	6%
Cost of lease and rental	522,888	489,606	1,524,022	1,439,345	7%	6%
Gross margin	233,845	219,433	656,156	617,450	7%	6%
Gross margin %	31%	31%	30%	30%

Lease and rental revenues represent full service lease and commercial rental product offerings within our FMS business segment. Revenues increased 7% in the third quarter of 2014 to $756.7 million and increased 6% to $2.18 billion in the nine months ended September 30, 2014 primarily driven by higher prices on full service lease vehicles, 2% full service lease fleet growth from September 30, 2013, and increased commercial rental revenue. Commercial rental revenue grew due to higher rental pricing (up 4% in the third quarter and 5% in the nine months ended September 30, 2014) and increased North American demand.

Cost of lease and rental represents the direct costs related to lease and rental revenues. These costs are comprised of depreciation of revenue earning equipment, maintenance costs (primarily repair parts and labor), and other fixed costs such as licenses, insurance and operating taxes. Cost of lease and rental excludes interest costs from vehicle financing. Cost of lease and rental grew 7% to $522.9 million in the third quarter of 2014 and increased 6% to $1.52 billion in the nine months ended September 30, 2014 due to higher depreciation from increased lease vehicle investments and fleet growth as well as higher maintenance costs on a larger average fleet. Cost of lease and rental benefited by $6.3 million in the third quarter of 2014 and by $18.8 million in the nine months ended September 30, 2014 due to changes in estimated residual values and useful lives of revenue earning equipment effective January 1, 2014.

Lease and rental gross margin increased 7% in the third quarter of 2014 to $233.8 million and increased 6% to $656.2 million in the nine months ended September 30, 2014. Lease and rental gross margin as a percentage of revenue remained at 31% in the third quarter of 2014 and at 30% for the nine months ended September 30, 2014. The increase in margin dollars was due to higher rental pricing and demand as well as benefits from depreciation policy changes.

Services

	Three months ended September 30,		Nine months ended September 30,		Change 2014/2013
	2014	2013	2014	2013	Three Months	Nine Months
	(Dollars in thousands)
Services revenue	$732,049	718,292	$2,183,175	2,115,419	2%	3%
Cost of services	607,530	595,884	1,839,035	1,769,784	2%	4%
Gross margin	124,519	122,408	344,140	345,635	2%	—%
Gross margin %	17%	17%	16%	16%

Services revenue represents all the revenues associated with our SCS business segment as well as contract maintenance, contract-related maintenance and fleet support services associated with our FMS business segment. Services revenue increased 2% in the third quarter of 2014 to $732.0 million and increased 3% in the nine months ended September 30, 2014 to $2.18 billion primarily due to higher volumes and new business in our SCS business segment in both periods.

Cost of services represents the direct costs related to services revenue and is primarily comprised of salaries and employee-related costs, SCS subcontracted transportation (purchased transportation from third parties) and maintenance costs. Cost of services increased 2% in the third quarter of 2014 to $607.5 million and increased 4% in the nine months ended September 30, 2014 to $1.84 billion due to higher revenue and start-up costs on a SCS international distribution management account as well as shutdown costs related to lost business. Cost of services also increased in the nine months ended September 30, 2014 due to downtime and other costs related to severe winter weather.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Services gross margin increased 2% to $124.5 million in the third quarter of 2014 and declined slightly to $344.1 million in the nine months ended September 30, 2014. During the third quarter of 2014, services gross margin increased due to higher revenue. For the nine months ended September 30, 2014, services gross margin was negatively impacted by the increased SCS costs. Services gross margin as a percentage of revenue remained at 17% in the third quarter and 16% in the nine months ended September 30, 2014.

Fuel

	Three months ended September 30,		Nine months ended September 30,		Change 2014/2013
	2014	2013	2014	2013	Three Months	Nine Months
	(Dollars in thousands)
Fuel services revenue	$198,368	207,209	$619,105	629,342	(4)%	(2)%
Cost of fuel services	194,926	203,369	605,744	618,288	(4)%	(2)%
Gross margin	3,442	3,840	13,361	11,054	(10)%	21%
Gross margin %	2%	2%	2%	2%

Fuel services revenue decreased 4% in the third quarter of 2014 to $198.4 million and decreased 2% in the nine months ended September 30, 2014 to $619.1 million due to lower fuel prices passed through to customers and, to a lesser extent, fewer gallons sold.

Cost of fuel services includes the direct costs associated with providing our customers with fuel. These costs include fuel, salaries and employee-related costs of fuel island attendants and depreciation of our fueling facilities and equipment. Cost of fuel in the third quarter of 2014 decreased 4% in the third quarter of 2014 to $194.9 million and decreased 2% in the nine months ended September 30, 2014 to $605.7 million caused by lower fuel prices and, to a lesser extent, fewer gallons.

Fuel services gross margin decreased 10% to $3.4 million in the third quarter of 2014 and increased 21% to $13.4 million in the nine months ended September 30, 2014. Fuel is largely a pass-through to customers for which we realize minimal changes in margin during periods of steady market fuel prices. However, fuel services margin is impacted by sudden increases or decreases in market fuel prices during a short period of time as customer pricing for fuel is established based on market fuel costs. Fuel services margin as a percentage of revenue was unchanged in the third quarter of 2014 and in the nine months ended September 30, 2014.

	Three months ended September 30,		Nine months ended September 30,		Change 2014/2013
	2014	2013	2014	2013	Three Months	Nine Months
	(In thousands)
Other operating expenses	$28,889	29,782	$96,541	100,257	(3)%	(4)%

Other operating expenses include costs related to our owned and leased facilities within the FMS business segment such as facility depreciation, rent, insurance, utilities and taxes. These facilities are utilized to provide maintenance to our lease, rental, contract maintenance, contract-related maintenance and on-demand customers. Other operating expenses also include the costs associated with used vehicle sales such as write-downs of used vehicles to fair market value and facilities costs. Other operating expenses decreased 3% to $28.9 million in the third quarter of 2014 primarily due to a $1.6 million reduction in write-downs on vehicles held for sale. Other operating expenses decreased 4% to $96.5 million in the nine months ended September 30, 2014 due to lower write-downs on vehicles held for sale of $4.4 million partially offset by higher maintenance costs for FMS facilities due to severe winter weather.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

	Three months ended September 30,		Nine months ended September 30,		Change 2014/2013
	2014	2013	2014	2013	Three Months	Nine Months
	(Dollars in thousands)
Selling, general and administrative expenses (SG&A)	$202,001	196,767	$594,133	580,873	3%	2%
Percentage of total revenue	12%	12%	12%	12%
Percentage of operating revenue	14%	15%	14%	15%

SG&A expenses increased 3% to $202.0 million in the third quarter of 2014 and increased 2% to $594.1 million in the nine months ended September 30, 2014. SG&A expenses as a percent of total revenue remained at 12% for both periods and declined as a percent of operating revenue. The increase in SG&A expenses in the third quarter and nine months ended September 30, 2014 was driven by higher compensation-related, information technology and marketing related expenses partially offset by lower pension expense. Pension expense, which primarily impacts SG&A expenses, decreased $3.0 million in the third quarter and $9.1 million in the nine months ended September 30, 2014 reflecting higher than expected pension asset returns in 2013 and lower service costs.

	Three months ended September 30,		Nine months ended September 30,		Change 2014/2013
	2014	2013	2014	2013	Three Months	Nine Months
	(In thousands)
Gains on vehicle sales, net	$33,691	22,488	$96,874	68,691	50%	41%

Gains on vehicle sales, net increased 50% in the third quarter of 2014 to $33.7 million and increased 41% in the nine months ended September 30, 2014 to $96.9 million due to higher average proceeds per unit. Global average proceeds per unit increased 15% in the third quarter of 2014 and 12% in the nine months ended September 30, 2014.

	Three months ended September 30,		Nine months ended September 30,		Change 2014/2013
	2014	2013	2014	2013	Three Months	Nine Months
	(Dollars in thousands)
Interest expense	$35,882	33,967	$106,293	102,322	6%	4%
Effective interest rate	3.1%	3.4%	3.2%	3.5%

Interest expense increased 6% in the third quarter of 2014 to $35.9 million and increased 4% in the nine months ended September 30, 2014 to $106.3 million reflecting higher average outstanding debt partially offset by a lower effective interest rate. The increase in average outstanding debt reflects planned higher vehicle capital spending. The lower effective interest rate in 2014 primarily reflects the replacement of higher interest rate debt with debt issuances at lower rates.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In thousands)
Miscellaneous income, net	$996	3,447	$11,206	11,592

Refer to Note (Q), "Miscellaneous Income, Net" in the Notes to Consolidated Condensed Financial Statements for a discussion of the components of miscellaneous income.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

	Three months ended September 30,		Nine months ended September 30,		Change 2014/2013
	2014	2013	2014	2013	Three Months	Nine Months
	(Dollars in thousands)
Provision for income taxes	$45,754	37,523	$116,011	94,016	22%	23%
Effective tax rate from continuing operations	35.3%	33.7%	35.7%	34.7%

Our effective income tax rate from continuing operations for the third quarter of 2014 was 35.3% compared with 33.7% in the same period of the prior year. The increase in our effective tax rate in the third quarter of 2014 reflects a lower amount of non-deductible items in the prior year as well as a prior year benefit from a tax law change in the UK.

Our effective income tax rate from continuing operations for the nine months ended September 30, 2014 was 35.7% compared with 34.7% in the same period of the prior year. The increase in the effective tax rate in the nine months ended September 30, 2014 reflects higher non-deductible foreign operating losses and a higher amount of non-deductible items partially offset by a benefit from a tax law change in the state of New York.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In thousands)
Loss from discontinued operations, net of tax	$(278)	(2,808)	$(1,480)	(4,067)

Refer to Note (D), “Discontinued Operations,” in the Notes to Consolidated Condensed Financial Statements for a discussion of losses from discontinued operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

OPERATING RESULTS BY BUSINESS SEGMENT

	Three months ended September 30,		Nine months ended September 30,		Change 2014/2013
	2014	2013	2014	2013	Three Months	Nine Months
	(Dollars in thousands)
Revenue:
Fleet Management Solutions	$1,186,922	1,138,217	$3,503,231	3,359,207	4%	4%
Supply Chain Solutions	617,817	610,750	1,842,737	1,784,406	1	3
Eliminations	(117,589)	(114,427)	(363,510)	(342,057)	3	6
Total	$1,687,150	1,634,540	$4,982,458	4,801,556	3%	4%
Operating Revenue:
Fleet Management Solutions	$931,889	872,248	$2,699,726	2,548,763	7%	6%
Supply Chain Solutions	544,953	528,344	1,610,829	1,537,977	3	5
Eliminations	(60,924)	(55,667)	(179,110)	(160,955)	9	11
Total	$1,415,918	1,344,925	$4,131,445	3,925,785	5%	5%
EBT:
Fleet Management Solutions	$120,980	96,428	$311,480	245,840	25%	27%
Supply Chain Solutions	36,152	39,607	88,664	97,011	(9)	(9)
Eliminations	(9,564)	(9,134)	(29,715)	(25,782)	5	15
	147,568	126,901	370,429	317,069	16	17
Unallocated Central Support Services	(13,564)	(10,053)	(36,518)	(32,012)	35	14
Non-operating pension costs	(2,455)	(5,090)	(7,313)	(15,333)	(52)	(52)
Restructuring and other (charges) recoveries, net and other items	(1,828)	(360)	(1,828)	1,544	NM	NM
Earnings from continuing operations before income taxes	$129,721	111,398	$324,770	271,268	16%	20%

As part of management’s evaluation of segment operating performance, we define the primary measurement of our segment financial performance as “Earnings Before Taxes” (EBT) from continuing operations, which includes an allocation of Central Support Services (CSS), and excludes non-operating pension costs, restructuring and other (charges) recoveries, net and the items discussed in Note (O), “Other Items Impacting Comparability,” in the Notes to Consolidated Condensed Financial Statements. CSS represents those costs incurred to support all business segments, including human resources, finance, corporate services and public affairs, information technology, health and safety, legal, marketing and corporate communications.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

 The following table provides a reconciliation of items excluded from our segment EBT measure to their classification within our Consolidated Condensed Statements of Earnings:

		Three months ended September 30,		Nine months ended September 30,
Description	Consolidated Condensed Statements of Earnings Line Item	2014	2013	2014	2013
		(In thousands)
Non-operating pension costs	SG&A	$(2,455)	(5,090)	$(7,313)	(15,333)
Pension settlement charges (1)	SG&A	(1,262)	(1,258)	(1,262)	(1,258)
Superstorm Sandy recoveries (2)	Cost of services	—	600	—	600
Foreign currency translation benefit (2)	Miscellaneous income	—	—	—	1,904
Restructuring and other recoveries, net (2)	Restructuring	—	298	—	298
Acquisition transaction costs (2)	SG&A	(566)	—	(566)	—
		$(4,283)	(5,450)	$(9,141)	(13,789)
———————————

(1)	See Note (N), "Employee Benefit Plans," for additional information.

(2)	See Note (O), "Other Items Impacting Comparability," for additional information.
.

Fleet Management Solutions

	Three months ended September 30,		Nine months ended September 30,		Change 2014/2013
	2014	2013	2014	2013	Three Months	Nine Months
	(Dollars in thousands)
Full service lease	$575,806	548,344	$1,694,138	1,621,989	5%	4%
Contract maintenance	46,927	45,549	136,859	136,935	3	—
Contractual revenue	622,733	593,893	1,830,997	1,758,924	5	4
Commercial rental	234,231	210,716	646,110	580,325	11	11
Contract-related maintenance	56,798	49,909	169,425	155,288	14	9
Other	18,127	17,730	53,194	54,226	2	(2)
Operating revenue (1)	931,889	872,248	2,699,726	2,548,763	7	6
Fuel services revenue	255,033	265,969	803,505	810,444	(4)	(1)
Total revenue	$1,186,922	1,138,217	$3,503,231	3,359,207	4%	4%

Segment EBT	$120,980	96,428	$311,480	245,840	25%	27%
Segment EBT as a % of total revenue	10.2%	8.5%	8.9%	7.3%	170 bps	160 bps
Segment EBT as a % of operating revenue (1)	13.0%	11.1%	11.5%	9.6%	190 bps	190 bps
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

Total revenue increased 4% in the third quarter of 2014 to $1.19 billion. Operating revenue (revenue excluding fuel) increased 7% in the third quarter of 2014 to $931.9 million. For the nine months ended September 30, 2014, total revenue increased 4% to $3.50 billion. Operating revenue (revenue excluding fuel) increased 6% in the nine months ended September 30, 2014 to $2.70 billion. Fuel services revenue declined 4% in the three months ended September 30, 2014 and declined 1% in the nine months ended September 30, 2014 due to lower fuel prices passed through to customers and, to a lesser extent, fewer gallons sold.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Full service lease revenue increased 5% in the third quarter of 2014 and 4% in the nine months ended September 30, 2014 due to higher prices on replacement vehicles and growth in the fleet size. The average number of full service lease vehicles increased 2% from the prior year, reflecting continued increased sales activity. We expect favorable full service lease revenue comparisons to continue through the end of the year based on current sales activity. Contract maintenance revenue increased 3% in the third quarter of 2014 due to new business and remained unchanged for the nine months ended September 30, 2014. Revenue growth is less than the average fleet growth due to a change in service mix. Commercial rental revenue increased 11% in both the third quarter of 2014 and in the nine months ended September 30, 2014 reflecting higher global pricing (up 4% in the third quarter of 2014 and 5% in the nine months ended September 30, 2014) and increased North American demand. We expect favorable commercial rental comparisons to continue throughout the year.

The following table provides commercial rental statistics on our global fleet:

	Three months ended September 30,		Nine months ended September 30,		Change 2014/2013
	2014	2013	2014	2013	Three Months	Nine Months
	(Dollars in thousands)
Rental revenue from non-lease customers	$141,023	124,365	$382,983	337,617	13%	13%
Rental revenue from lease customers (1)	$93,208	86,351	$263,127	242,708	8%	8%
Average commercial rental power fleet size — in service (2), (3)	32,200	29,700	30,900	28,700	8%	8%
Commercial rental utilization — power fleet (3)	78.0%	79.7%	76.7%	78.0%	(170) bps	(130) bps
  ————————————

(1)	Represents revenue from rental vehicles provided to our existing full service lease customers, generally during peak periods in their operations.

(2)	Number of units rounded to nearest hundred and calculated using quarterly average unit counts.

(3)	Excluding trailers.

FMS EBT increased 25% in the third quarter of 2014 to $121.0 million and increased 27% in the nine months ended September 30, 2014 to $311.5 million reflecting significantly higher used vehicle sales results, strong commercial rental performance and better full service lease results. Used vehicle sales results improved due to higher proceeds per unit. Commercial rental performance improved in the third quarter and year to date 2014 as a result of higher pricing and increased North American demand. Full service lease and rental results benefited from $6.3 million and $18.8 million of lower depreciation in the three and nine months ended September 30, 2014, respectively, due to residual value policy changes implemented January 1, 2014. Full service lease results also improved from growth in fleet size.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Our global fleet of owned and leased revenue earning equipment and contract maintenance vehicles is summarized as follows (number of units rounded to the nearest hundred):

				Change
	September 30, 2014	December 31, 2013	September 30, 2013	Sept. 2014/Dec. 2013	Sept 2014/Sept. 2013
End of period vehicle count
By type:
Trucks (1)	68,700	68,700	68,000	—%	1%
Tractors (2)	61,500	60,200	59,200	2	4
Trailers (3) (4)	41,300	41,700	41,400	(1)	—
Other	1,400	1,500	1,800	(7)	(22)
Total	172,900	172,100	170,400	—%	1%

By ownership:
Owned	168,600	169,000	166,600	—%	1%
Leased	4,300	3,100	3,800	39	13
Total	172,900	172,100	170,400	—%	1%

By product line: (4)
Full service lease	123,200	122,900	120,800	—%	2%
Commercial rental	40,700	38,200	38,500	7	6
Service vehicles and other	3,200	3,100	2,900	3	10
Active units	167,100	164,200	162,200	2	3
Held for sale	5,800	7,900	8,200	(27)	(29)
Total	172,900	172,100	170,400	—%	1%

Customer vehicles under contract maintenance	41,300	37,000	37,300	12%	11%

Quarterly average vehicle count
By product line:
Full service lease	123,000	122,000	120,700	1%	2%
Commercial rental	40,800	38,200	38,300	7	7
Service vehicles and other	3,100	3,000	3,000	3	3
Active units	166,900	163,200	162,000	2	3
Held for sale	6,000	8,000	8,800	(25)	(32)
Total	172,900	171,200	170,800	1%	1%

Customer vehicles under contract maintenance	40,200	37,000	37,000	9%	9%

Customer vehicles under transactional maintenance (5)	6,200	5,000	3,900	24%	59%

Total vehicles under service	219,300	213,200	211,700	3%	4%

Year-to-date average vehicle count
By product line:
Full service lease	123,100	121,400	121,200	1%	2%
Commercial rental	39,600	37,700	37,500	5	6
Service vehicles and other	3,100	3,000	2,900	3	7
Active units	165,800	162,100	161,600	2	3
Held for sale	6,800	9,100	9,500	(25)	(28)
Total	172,600	171,200	171,100	1%	1%

Customer vehicles under contract maintenance	38,800	37,300	37,300	4%	4%
 ———————————

(1)	Generally comprised of Class 1 through Class 6 type vehicles with a Gross Vehicle Weight (GVW) up to 26,000 pounds.

(2)	Generally comprised of over the road on highway tractors and are primarily comprised of Classes 7 and 8 type vehicles with a GVW of over 26,000 pounds.

(3)	Generally comprised of dry, flatbed and refrigerated type trailers.

(4)
Includes 6,900 UK trailers (4,300 full service lease and 2,600 commercial rental and other), 7,700 UK trailers (5,000 full service lease and 2,700 commercial rental and other) and 7,900 UK trailers (5,100 full service lease and 2,800 commercial rental and other) as of September 30, 2014, December 31, 2013, and September 30, 2013, respectively, primarily acquired as part of the Hill Hire acquisition.

(5)
Comprised of the number of unique vehicles serviced under transactional on-demand maintenance agreements. Vehicles included in the end of period count may have been serviced more than one time during the respective quarterly period.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table provides a breakdown of our non-revenue earning equipment included in our global fleet count (number of units rounded to nearest hundred):

				Change
	September 30, 2014	December 31, 2013	September 30, 2013	Sept. 2014/ Dec. 2013	Sept. 2014/ Sept. 2013
Not yet earning revenue (NYE)	1,800	2,800	1,900	(36)%	(5)%
No longer earning revenue (NLE):
Units held for sale	5,800	7,900	8,200	(27)	(29)
Other NLE units	3,500	2,800	2,500	25	40
Total	11,100	13,500	12,600	(18)%	(12)%

NYE units represent new vehicles on hand that are being prepared for deployment to a lease customer or into the rental fleet. Preparations include activities such as adding lift gates, paint, decals, cargo area and refrigeration equipment. NYE units decreased slightly compared to September 30, 2013. NLE units represent vehicles held for sale and vehicles for which no revenue has been earned in the previous 30 days. Accordingly, these vehicles may be temporarily out of service, being prepared for sale or awaiting redeployment. NLE units decreased compared to September 30, 2013 reflecting lower used vehicle inventories partially offset by an increase in lease and rental vehicles awaiting outservicing. We expect NLE levels to remain at current levels through the end of the year.

Supply Chain Solutions

	Three months ended September 30,		Nine months ended September 30,		Change 2014/2013
	2014	2013	2014	2013	Three Months	Nine Months
	(Dollars in thousands)
Operating revenue:
Automotive	$135,189	140,115	$425,107	433,553	(4)%	(2)%
High-Tech	91,605	85,525	261,087	245,299	7	6
CPG and Retail	200,463	191,079	577,150	547,209	5	5
Industrial and other	117,696	111,625	347,485	311,916	5	11
Total operating revenue (1)	544,953	528,344	1,610,829	1,537,977	3	5
Subcontracted transportation	72,864	82,406	231,908	246,429	(12)	(6)
Total revenue	$617,817	610,750	$1,842,737	1,784,406	1%	3%

Segment EBT	$36,152	39,607	$88,664	97,011	(9)%	(9)%
Segment EBT as a % of total revenue	5.9%	6.5%	4.8%	5.4%	(60) bps	(60) bps
Segment EBT as a % of operating revenue(1)	6.6%	7.5%	5.5%	6.3%	(90) bps	(80) bps
Memo:
Dedicated services total revenue	$347,659	343,280	$1,055,101	1,006,780	1%	5%
Dedicated services operating revenue (1), (2)	$314,511	309,248	$950,749	902,348	2%	5%
Average fleet	12,500	12,100	12,500	12,100	3%	3%
Fuel costs (3)	$63,410	67,093	$203,680	202,188	(5)%	1%
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

(2)
Dedicated services operating revenue excludes dedicated subcontracted transportation as follows: $33.1 million and $34.0 million for the three months ended September 30, 2014 and 2013, respectively and $104.4 million and $104.4 million for the nine months ended September 30, 2014 and 2013, respectively.

(3)	Fuel costs are largely a pass-through to customers and therefore have a direct impact on revenue.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table summarizes the components of the change in revenue on a percentage basis versus the prior year:

	Three months ended September 30, 2014		Nine months ended September 30, 2014
	Total	Operating	Total	Operating
Organic including price and volume	4%	3%	5%	5%
Subcontracted transportation	(2)	—	(1)	—
Foreign exchange	(1)	—	(1)	(1)
Total increase	1%	3%	3%	5%

In the third quarter of 2014, total revenue increased 1% to $617.8 million and operating revenue (revenue excluding subcontracted transportation) increased 3% to $545.0 million. For the nine months ended September 30, 2014, total revenue increased 3% to $1.84 billion and operating revenue increased 5% to $1.61 billion. Operating revenue growth in both periods was due to higher volumes and new business primarily in the CPG and retail, industrial, and high-tech industry groups partially offset by the impact of lost automotive dedicated business. We expect favorable revenue comparisons to continue through the end of the year, however at a slightly lower growth rate.

SCS EBT decreased 9% in the third quarter of 2014 to $36.2 million and decreased 9% in the nine months ended September 30, 2014 to $88.7 million due to lost business including shutdown costs and start-up costs on an international distribution management account. SCS EBT also decreased in the nine months ended September 30, 2014 due to downtime and other costs related to severe winter weather during the first quarter.

Central Support Services

	Three months ended September 30,		Nine months ended September 30,		Change 2014/2013
	2014	2013	2014	2013	Three Months	Nine Months
	(Dollars in thousands)
Human resources	$4,536	4,740	$14,142	13,499	(4)%	5%
Finance	12,878	12,706	38,255	37,519	1	2
Corporate services and public affairs	2,379	3,470	7,056	10,609	(31)	(33)
Information technology	19,352	16,731	59,481	50,843	16	17
Legal and safety	5,915	5,712	17,938	16,584	4	8
Marketing (1)	7,667	3,085	16,615	10,551	149	57
Other	9,025	7,793	25,086	25,558	16	(2)
Total CSS	61,752	54,237	178,573	165,163	14	8
Allocation of CSS to business segments	(48,188)	(44,184)	(142,055)	(133,151)	9	7
Unallocated CSS	$13,564	10,053	$36,518	32,012	35%	14%
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

Total CSS costs increased 14% in the third quarter of 2014 to $61.8 million and increased 8% in the nine months ended September 30, 2014 to $178.6 million primarily driven by planned higher marketing-related costs, investments in information technology, and compensation-related expenses. This growth was partially offset by benefits from the purchase of our headquarters facility and lower spending on public affairs. Unallocated CSS increased 35% in the third quarter of 2014 to $13.6 million due to increased marketing-related costs. Unallocated CSS increased 14% in the nine months ended September 30, 2014 to $36.5 million primarily due to increased marketing-related costs and legal and financial consulting fees partially offset by lower spending on corporate services and public affairs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

FINANCIAL RESOURCES AND LIQUIDITY

Cash Flows

The following is a summary of our cash flows from operating, financing and investing activities from continuing operations:

	Nine months ended September 30,
	2014	2013
	(In thousands)
Net cash provided by (used in):
Operating activities	$974,656	890,035
Financing activities	213,064	226,391
Investing activities	(1,171,456)	(1,112,811)
Effect of exchange rate changes on cash	(1,210)	9,187
Net change in cash and cash equivalents	$15,054	12,802

A detail of the individual items contributing to the cash flow changes is included in the Consolidated Condensed Statements of Cash Flows.

Cash provided by operating activities from continuing operations increased to $974.7 million in the nine months ended September 30, 2014 compared with $890.0 million in 2013, reflecting higher earnings. Cash provided by financing activities decreased slightly to $213.1 million in the nine months ended September 30, 2014. Cash used in investing activities increased to $1.17 billion in the nine months ended September 30, 2014 compared with $1.11 billion in 2013 primarily due to planned higher vehicle capital spending partially offset by increased proceeds from the sale of used vehicles and a sale-leaseback transaction completed in the third quarter of 2014.

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

The following table shows the sources of our free cash flow computation:

	Nine months ended September 30,
	2014	2013
	(In thousands)
Net cash provided by operating activities from continuing operations	$974,656	890,035
Sales of revenue earning equipment	392,572	330,766
Sale and leaseback of revenue earning equipment	125,825	—
Sales of operating property and equipment	3,091	5,847
Collections on direct finance leases	48,920	54,841
Insurance recoveries and other	(1,250)	8,173
Total cash generated	1,543,814	1,289,662
Purchases of property and revenue earning equipment	(1,741,173)	(1,495,824)
Free cash flow	$(197,359)	(206,162)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table provides a summary of capital expenditures:

	Nine months ended September 30,
	2014	2013
	(In thousands)
Revenue earning equipment:
Full service lease	$1,224,182	1,220,723
Commercial rental	391,472	219,845
	1,615,654	1,440,568
Operating property and equipment	121,617	56,926
Total capital expenditures (1)	1,737,271	1,497,494
Changes in accounts payable related to purchases of revenue earning equipment	3,902	(1,670)
Cash paid for purchases of property and revenue earning equipment	$1,741,173	1,495,824
  ————————————

(1)
Capital expenditures exclude non-cash additions of approximately $3.8 million and $5.5 million during the nine months ended September 30, 2014 and 2013, respectively, in assets held under capital leases resulting from the extension of existing operating leases and other additions.

Capital expenditures (accrual basis) increased 16% in the nine months ended September 30, 2014 to $1.74 billion reflecting planned higher investments in the commercial rental fleet. Capital expenditures also increased as a result of the purchase of our headquarter facility. We expect full-year 2014 accrual basis capital expenditures from continuing operations to be approximately $2.31 billion. We expect to primarily fund capital expenditures in the fourth quarter of 2014 with internally generated funds.

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

Our debt ratings and rating outlooks at September 30, 2014 were as follows:

	Short-term		Long-term
	Rating	Outlook	Rating	Outlook
Moody’s Investors Service	P2	Stable	Baa1	Stable
Standard & Poor’s Ratings Services	A2	Stable	BBB	Positive
Fitch Ratings	F2	Stable	A-	Stable (affirmed October 2014)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Cash and equivalents totaled $75.0 million as of September 30, 2014, which is available to meet our needs. As of September 30, 2014, approximately $25.7 million was held outside the U.S. and is available to fund operations and other growth of non-U.S. subsidiaries. If we decide to repatriate cash and equivalents held outside the U.S., we may be subject to additional U.S. income taxes and foreign withholding taxes. However, our intent is to permanently reinvest these foreign amounts outside the U.S. and our current plans do not demonstrate a need to repatriate these foreign amounts to fund our U.S. operations.

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

At September 30, 2014, we had the following amounts available to fund operations under the following facilities:

(In millions)
Global revolving credit facility	$564
Trade receivables program	$175

We maintain a $900 million global revolving credit facility used to finance working capital that matures in October 2018. The global facility is used primarily to finance working capital. In order to maintain availability of funding, we must maintain a ratio of debt to consolidated net worth of less than or equal to 300%. Net worth, as defined in the credit facility, represents shareholders' equity excluding any accumulated other comprehensive income or loss associated with our pension and other postretirement plans. The ratio at September 30, 2014 was 184%.
We also have a $175 million trade receivables purchase and sale program, pursuant to which we ultimately sell certain ownership interests in certain of our domestic trade accounts receivable to a receivables conduit or committed purchasers. We use this program to provide additional liquidity to fund our operations, particularly when it is cost effective to do so. The program contains provisions restricting its availability in the event of a material adverse change to our business operations or the collectibility of the collateralized receivables. If no event occurs which causes early termination, the 364-day program will expire on October 24, 2014. We are currently in the process of renewing the program through October 2015.
In May 2014, we issued $400 million of unsecured medium-term notes maturing in September 2019. In February 2014, we issued $350 million of unsecured medium-term notes maturing in June 2019. The proceeds from the notes were used to reduce commercial paper balances and for general corporate purposes. If the notes are downgraded below investment grade following, and as a result of, a change in control, the note holder can require us to repurchase all or a portion of the notes at a purchase price equal to 101% of principal plus accrued and unpaid interest.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table shows the movements in our debt balance:

	Nine months ended September 30,
	2014	2013
	(In thousands)
Debt balance at January 1	$4,189,425	3,820,796
Cash-related changes in debt:
Net change in commercial paper borrowings	(164,944)	284,481
Proceeds from issuance of medium-term notes	748,676	249,723
Proceeds from issuance of other debt instruments	21,232	7,954
Retirement of medium term notes	(250,000)	(250,000)
Other debt repaid, including capital lease obligations	(28,423)	(73,300)
	326,541	218,858
Non-cash changes in debt:
Fair market value adjustment on notes subject to hedging	(4,924)	(6,323)
Addition of capital lease obligations	3,792	5,500
Changes in foreign currency exchange rates and other non-cash items	(7,277)	(1,839)
Total changes in debt	318,132	216,196
Debt balance at September 30	$4,507,557	4,036,992

In accordance with our funding philosophy, we attempt to balance the aggregate average remaining re-pricing life of our debt with the aggregate average remaining re-pricing life of our assets. We utilize both fixed-rate and variable-rate debt to achieve this match and generally target a mix of 25% to 45% variable-rate debt as a percentage of total debt outstanding. The variable-rate portion of our total obligations (including notional value of swap agreements) was 25% and 27% at September 30, 2014 and December 31, 2013, respectively.

Ryder’s leverage ratios and a reconciliation of on-balance sheet debt to total obligations were as follows:

	September 30, 2014	% to Equity	December 31, 2013	% to Equity
	(Dollars in thousands)
On-balance sheet debt	$4,507,557	227%	4,189,425	221%
Off-balance sheet debt—PV of minimum lease payments and guaranteed residual values under operating leases for vehicles (1)	199,216		94,519
Total obligations	$4,706,773	237%	4,283,944	226%
 ————————————

(1)	Present value (PV) does not reflect payments Ryder would be required to make if we terminated the related leases prior to the scheduled expiration dates.

On-balance sheet debt to equity consists of balance sheet debt divided by total equity. Total obligations to equity represents balance sheet debt plus the present value of minimum lease payments and guaranteed residual values under operating leases for vehicles, discounted based on our incremental borrowing rate at lease inception, all divided by total equity. Although total obligations is a non-GAAP financial measure, we believe that total obligations is useful as it provides a more complete analysis of our existing financial obligations and helps better assess our overall leverage position. Our leverage ratios increased as of September 30, 2014 due to increased debt to fund planned capital expenditures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Off-Balance Sheet Arrangements

We periodically enter into sale-leaseback transactions in order to lower the total cost of funding our operations, to diversify our funding among different classes of investors and to diversify our funding among different types of funding instruments. These sale-leaseback transactions are often executed with third-party financial institutions. In general, these sale-leaseback transactions result in a reduction in revenue earning equipment and debt on the balance sheet, as proceeds from the sale of revenue earning equipment are primarily used to repay debt. Accordingly, sale-leaseback transactions will result in reduced depreciation and interest expense and increased equipment rental expense. These leases contain limited guarantees by us of the residual values of the leased vehicles (residual value guarantees) that are generally conditioned upon disposal of the leased vehicles prior to the end of their lease term. The amount of future payments for residual value guarantees will depend on the market for used vehicles and the condition of the vehicles at time of disposal. In August 2014, we completed a sale-leaseback transaction of revenue earning equipment with third parties not deemed to be VIEs and this transaction qualified for off-balance sheet treatment. Proceeds from the sale-leaseback transaction totaled $125.8 million. There were no sale-leaseback transactions in 2013.

Pension Information

The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. We review pension assumptions regularly and we may from time to time make voluntary contributions to our pension plans, which exceed the amounts required by statute. In 2014, we expect total contributions to our pension plans to be approximately $75 million. During the nine months ended September 30, 2014, we contributed $69.5 million to our pension plans. All pension contributions for the U.S. plan for 2014 have been made as of September 30, 2014. Changes in interest rates and the market value of the securities held by the plans during 2014 could materially change, positively or negatively, the funded status of the plans and affect the level of pension expense and contributions in 2014 and beyond. See Note (N), “Employee Benefit Plans,” in the Notes to Consolidated Condensed Financial Statements for additional information including a discussion of a pension lump settlement offer in the fourth quarter of 2014. In the fourth quarter of 2014, we expect to recognize a lump-sum settlement charge of $0.75 - $1.00 assuming an acceptance rate of 40% to 50%.

Share Repurchases and Cash Dividends

See Note (L), “Share Repurchase Programs,” in the Notes to Consolidated Condensed Financial Statements for a discussion of share repurchases.

In October 2014, our Board of Directors declared a quarterly cash dividend of $0.37 per share of common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

RECENT ACCOUNTING PRONOUNCEMENTS

See Note (B), “Recent Accounting Pronouncements," in the Notes to Consolidated Condensed Financial Statements for a discussion of recent accounting pronouncements.

NON-GAAP FINANCIAL MEASURES

This Quarterly Report on Form 10-Q includes information extracted from consolidated condensed financial information but not required by generally accepted accounting principles (GAAP) to be presented in the financial statements. Certain of this information are considered “non-GAAP financial measures” as defined by SEC rules. Specifically, we refer to comparable earnings from continuing operations before taxes, comparable earnings from continuing operations, earnings per diluted common share, operating revenue, FMS operating revenue, FMS EBT as a % of operating revenue, SCS operating revenue, SCS EBT as a % of operating revenue, dedicated services operating revenue, total cash generated, free cash flow, total obligations and total obligations to equity. We provide a reconciliation of each of these non-GAAP financial measures to the most comparable GAAP measure and an explanation why management believes that presentation of the non-GAAP financial measure provides useful information to investors within the management's discussion and analysis and in the table below. Non-GAAP financial measures should be considered in addition to, but not as a substitute for or superior to, other measures of financial performance prepared in accordance with GAAP.

The following table provides a reconciliation of total revenue to operating revenue, which was not provided within the MD&A discussion:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In thousands)
Total revenue	$1,687,150	1,634,540	$4,982,458	4,801,556
FMS fuel services and SCS subcontracted transportation (1)	(327,897)	(348,375)	(1,035,413)	(1,056,873)
Fuel eliminations	56,665	58,760	184,400	181,102
Operating revenue	$1,415,918	1,344,925	$4,131,445	3,925,785
  ————————————

(1)	Includes intercompany fuel sales.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table provides a reconciliation of GAAP earnings before taxes (EBT), earnings, and earnings per diluted shares (EPS) from continuing operations to comparable EBT, earnings and EPS from continuing operations, which was not provided within the MD&A discussion:

EBT, earnings and EPS from continuing operations in the third quarter and the nine months ended September 30, 2014 and 2013 included certain items we do not consider indicative of our ongoing operations and have been excluded from our comparable EBT, earnings and EPS measures. The following discussion provides a summary of these items, which are discussed in more detail throughout our MD&A and within the Notes to Consolidated Condensed Financial Statements:

	EBT		Earnings		Diluted EPS
	2014	2013	2014	2013	2014	2013
Three months ended September 30	(In thousands, except per share amounts)
EBT/Earnings/EPS	$129,721	111,398	$83,967	73,875	$1.58	1.40
Non-operating pension costs (1)	2,455	5,090	1,359	2,979	0.03	0.06
Pension settlement charges (2)	1,262	1,258	766	763	0.01	0.01
Superstorm Sandy recoveries (3)	—	(600)	—	(374)	—	(0.01)
Restructuring and other recoveries, net (3)	—	(298)	—	(223)	—	—
Acquisition transaction costs (3)	566	—	444	—	0.01	—
Comparable	$134,004	116,848	$86,536	77,020	$1.63	1.46

Nine months ended September 30
EBT/Earnings/EPS	$324,770	271,268	$208,759	177,252	$3.92	3.39
Non-operating pension costs (1)	7,313	15,333	4,045	8,984	0.07	0.18
Pension settlement charges (2)	1,262	1,258	766	763	0.01	0.01
Superstorm Sandy recoveries (3)	—	(600)	—	(374)	—	(0.01)
Restructuring and other recoveries, net (3)	—	(298)	—	(223)	—	—
Benefit from tax law change (4)	—	—	(1,776)	—	(0.03)	—
Foreign currency translation benefit (3)	—	(1,904)	—	(1,904)	—	(0.04)
Acquisition transaction costs (3)	566	—	444	—	0.01	—
Comparable	$333,911	285,057	$212,238	184,498	$3.98	3.53
__________________

(1)
Includes the amortization of actuarial loss, interest cost and expected return on plan assets components of pension and postretirement costs, which are tied to financial market performance. We consider these costs to be outside the operational performance of the business.

(2)	See Note (N), "Employee Benefit Plans," for additional information.

(3)	See Note (O), "Other Items Impacting Comparability," for additional information.

(4)
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

•
our expectations as to return on pension plan assets, future pension expense, estimated contributions, and estimated settlement charges for our pension settlement offer and multiemployer plan withdrawal liabilities

•	our expectations regarding the scope, anticipated outcomes and the adequacy of our loss provisions with respect to certain claims, proceedings and lawsuits;

•	our ability to access commercial paper and other available debt financing in the capital markets;

•	our expectations regarding the future use and availability of funding sources; and

•	the anticipated benefits resulting from a recent acquisition; and

•	the anticipated impact of recent accounting pronouncements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the third quarter of 2014, we carried out an evaluation, under the supervision and with the participation of management, including Ryder’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the third quarter of 2014, Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective.

Changes in Internal Controls over Financial Reporting

During the nine months ended September 30, 2014, there were no changes in Ryder’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect such internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases we made of our common stock during the three months ended September 30, 2014:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Anti-Dilutive Program (2)
July 1 through July 31, 2014	136,383	$90.04	115,609	1,321,708
August 1 through August 30, 2014	21,113	88.28	21,113	1,300,595
September 1 through September 30, 2014	6,439	92.14	6,329	1,294,266
Total	163,935	$89.89	143,051
 ————————————

(1)
During the three months ended September 30, 2014, we purchased an aggregate of 20,884 shares of our common stock in employee-related transactions. Employee-related transactions may include: (i) shares of common stock delivered as payment for the exercise price of options exercised or to satisfy the option holders’ tax withholding liability associated with our share-based compensation programs and (ii) open-market purchases by the trustee of Ryder’s deferred compensation plans relating to investments by employees in our stock, one of the investment options available under the plans.

(2)
In December 2013, our Board of Directors authorized a share repurchase program intended to mitigate the dilutive impact of shares issued under our various employee stock, stock option and employee stock purchase plans. Under the December 2013 program, management is authorized to repurchase shares of common stock in an amount not to exceed the number of shares issued to employees under the Company’s various employee stock, stock option and employee stock purchase plans from December 1, 2013 through December 31, 2015. The December 2013 program limits aggregate share repurchases to no more than 2 million shares of Ryder common stock. Share repurchases of common stock are made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. Management may establish prearranged written plans for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the December 2013 program, which allow for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan. For the three months ended September 30, 2014, we repurchased and retired 143,051 shares under this program at an aggregate cost of $12.9 million.

ITEM 6. EXHIBITS

12.1	Calculation of Ratio of Earnings to Fixed Charges

31.1	Certification of Robert E. Sanchez pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Art A. Garcia pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Robert E. Sanchez and Art A. Garcia pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYDER SYSTEM, INC.
(Registrant)

Date: October 22, 2014	By:	/s/ Art A. Garcia
Art A. Garcia
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: October 22, 2014	By:	/s/ Cristina A. Gallo-Aquino
Cristina A. Gallo-Aquino
Vice President and Controller
(Principal Accounting Officer)