Form 10-K
period 2014-12-31
RYDER SYSTEM INC
filed 2015-02-13
CIK 85961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES ☐   NO ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was sold at June 30, 2014 was $4,624,370,268. The number of shares of Ryder System, Inc. Common Stock ($0.50 par value per share) outstanding at January 31, 2015 was 52,988,075.

Documents Incorporated by Reference into this Report	Part of Form 10-K into which Document is Incorporated
Ryder System, Inc. 2015 Proxy Statement	Part III

RYDER SYSTEM, INC.
FORM 10-K ANNUAL REPORT

i

PART I

ITEM 1. BUSINESS
OVERVIEW
Ryder System, Inc. (Ryder), a Florida corporation founded in 1933, is a global leader in commercial fleet management and supply chain solutions. We operate in two business segments: Fleet Management Solutions (FMS), which provides full service leasing, commercial rental, contract maintenance, and contract-related maintenance of trucks, tractors and trailers to customers principally in the U.S., Canada and the U.K.; and Supply Chain Solutions (SCS), which provides comprehensive supply chain solutions including distribution and transportation services in North America and Asia. The SCS segment also provides dedicated services, which includes vehicles and drivers as part of a dedicated transportation solution in the U.S. Our customers range from small businesses to large international enterprises.
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

INDUSTRY AND OPERATIONS

Fleet Management Solutions

Value Proposition
Through our FMS business, we provide our customers with a variety of fleet solutions that are designed to improve their competitive position. By outsourcing these services to us, our customers can focus on their core business, improve their efficiency and productivity, and lower their costs. Our FMS product offering is comprised of longer-term full service leasing and contract maintenance services; shorter-term commercial truck rental; flexible maintenance services; and value-added fleet support services such as insurance, vehicle administration and fuel services. In addition, we provide our customers the ability to purchase a large selection of used trucks, tractors and trailers through our used vehicle sales program.
Market Trends
The U.S. commercial fleet market is estimated to include 7.6 million vehicles(1) of which 3.9 million vehicles are with privately held companies, 1.4 million vehicles(2) are with for-hire carriers, 0.5 million vehicles are leased from banks or other financial institutions and 0.7 million vehicles are in the lease and rental market. The 3.9 million vehicles privately owned by companies provide all or a portion of the transportation services for themselves rather than outsourcing those services to third parties such as Ryder. Several trends have been increasing the need for outsourcing: increased demand for efficiency and reliability; increased complexity and cost of buying and maintaining vehicles including technology, diagnostics, and training; as well as increased regulation and enforcement of safety requirements. Because of these trends, we believe the privately held fleets and the for-hire carriers will increasingly decide to outsource. Ryder also targets customers who are already outsourcing with other providers.

Ryder has been operating in Canada for over 50 years.  Similar trends apply to outsourcing in Canada, and the Canadian commercial fleet is estimated at 500,000 vehicles, of which approximately 23,000 are lease and rental(3).   In the U.K., the commercial rental and lease market is estimated at 200,000 units (4). The total lease and rental market in Ryder’s major markets totals over 900,000 units. However, due to general trends and the trends in market sub-segments described above - combined with our success in converting owners to outsourcing -  the total market potential for Ryder is significantly higher.
Over the last several years, many key trends have been reshaping the transportation industry. We strongly believe these trends increase the value of our product offering. Because of increased demand for efficiency and reliability, companies that own and manage their own fleet of vehicles have put greater emphasis on the quality of their preventive maintenance and safety programs. The maintenance and operation of commercial vehicles has become more complicated and expensive, requiring companies to spend a significant amount of time and money to keep up with new technology, diagnostics, retooling and training. Increased regulation and active enforcement efforts by federal and state governments require more stringent and costly operational processes and oversight. Fluctuating energy prices and alternative fuel technologies make it difficult for businesses to predict and manage fleet costs. Finally, the tightened credit market has limited some businesses’ access to capital at a time when commercial vehicle costs have increased as a result of the more expensive, EPA-compliant engines.

Operations
For the year ended December 31, 2014, our global FMS business accounted for 63% of our consolidated revenue.
U.S. Our FMS customers in the U.S. range from small businesses to large national enterprises operating in a wide variety of industries, the most significant of which are food and beverage, transportation and warehousing, housing, business and personal services, and industrial. At December 31, 2014, we had 529 operating locations, excluding ancillary storage locations, in 49 states and Puerto Rico. A location typically consists of a maintenance facility or “shop”, offices for sales and other personnel, and in many cases, a commercial rental vehicle counter. Our maintenance facilities typically include a service island for fueling, safety inspections and preliminary maintenance checks as well as a shop for preventive maintenance and repairs. We also operate on-site at 154 customer locations, which primarily provide vehicle maintenance.
Canada. We have been operating in Canada for over 50 years. At December 31, 2014, we had 34 operating locations throughout 8 Canadian provinces. We also operated 12 maintenance facilities on-site at customer properties in Canada.

Europe. We began operating in the U.K. in 1971. At December 31, 2014, we had 51 operating locations primarily throughout the U.K. We also managed a network of 499 independent maintenance facilities in the U.K. to serve our customers when it is more effective than providing the service in a Ryder location. In addition to our typical FMS operations, we supply and manage vehicles, equipment and personnel for military organizations in the U.K. and Germany.
FMS Product Offerings
Full Service Leasing.    Through our full service lease product line, we provide customers with the vehicle, maintenance services, supplies, and related equipment necessary for operation of the vehicles while our customers furnish and supervise their own drivers and dispatch and exercise control over the vehicles. Our full service lease customers receive the following benefits:

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

•	We mitigate residual risk exposure for our customers through our maintenance expertise and retail used vehicle sales network.

(1)	(U.S. Fleet as of June 2014, Class 3-8, IHS Global Insight (formerly RL Polk)

(2)	(U.S. Fleet as of June 2014, Class 3-8, IHS Global Insight (formerly RL Pol) and Blue Ridge Partners

(3)	Canada Outsourced Fleet Market as of December 2014, Class 3-8, IHS Global Insight (formerly RL Polk)

(4)	U.K. Lease and Rental HGV Market, Projection for December 2014, Source: The Society of Motor Manufacturers & Traders (SMMT) 2010

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

For the year ended December 31, 2014, full service lease revenue accounted for 50% of our FMS total revenue.
Commercial Rental.    We target rental customers that have a need to supplement their private fleet of vehicles on a short-term basis (one day up to one year in length), either because of seasonal increases in their business or discrete projects that require additional transportation resources. Full service lease customers utilize our commercial rental fleet to handle their peak or seasonal business needs. Although a portion of our commercial rental business is purely occasional in nature, we focus on building long-term relationships with customers so that we become their preferred source for commercial vehicle rentals. Our rental representatives assist in selecting a vehicle that satisfies a customer’s needs and supervise the rental process, which includes execution of a rental agreement and a vehicle inspection. In addition to vehicle rental, we may extend liability insurance coverage under our existing policies to our rental customers as well as the benefits of our comprehensive fuel services program. For the year ended December 31, 2014, commercial rental revenue accounted for 19% of our FMS total revenue.
Contract Maintenance.    Through our contract maintenance product line, we provide customers with all or certain of the maintenance services provided under a full service lease. Our contract maintenance customers commit to utilizing our extensive network of maintenance facilities and trained technicians to maintain the vehicles they own or lease from third parties. We can also customize the services to include ancillary maintenance and/or fleet support services. Vehicles covered under this offering are typically serviced at our own facilities. However, based on the size and complexity of a customer’s fleet, we may operate an on-site maintenance facility at the customer’s location. For the year ended December 31, 2014, contract maintenance revenue accounted for 4% of our FMS total revenue.
The following table provides information regarding the number of vehicles and customers by FMS product offering at December 31, 2014:

	U.S.		Foreign		Total
	Vehicles	Customers	Vehicles	Customers	Vehicles	Customers
Full service leasing	101,400	10,500	24,100	2,800	125,500	13,300
Commercial rental (1)	31,300	32,100	8,600	6,600	39,900	38,700
Contract maintenance (2)	36,700	1,400	5,700	300	42,400	1,700
______________

(1)	Commercial rental customers include customers who rented a vehicle for more than 3 days during the year and includes approximately 9,300 full service lease customers

(2)	Contract maintenance customers include approximately 911 full service lease customers
Contract-Related Maintenance.    Our full service lease and contract maintenance customers periodically require additional maintenance and repair services that are not included in their full service lease or contract maintenance contracts. For example, additional maintenance and repair services may arise when a customer damages a leased vehicle. In addition, because of our existing relationships with the customer, we may provide service on their owned vehicles and charge the customer on an hourly basis for work performed. By servicing all of our customers’ maintenance needs, we create stronger, long-term relationships and have greater opportunity to provide customers with a wide range of outsourcing solutions.
More recently, we have contracted with large private fleet operators and for-hire carriers to provide maintenance on demand, particularly in geographic areas where these customers do not have their own maintenance operations. Although the contract for on-demand maintenance services is based on a maintenance program that is designed to meet the customers' specific needs, all maintenance is performed only when and as requested by the customer. This product allows us to expand our customer base to include customers that have traditionally chosen to own and maintain their fleet of vehicles. For the year ended December 31, 2014, contract-related maintenance revenue accounted for 5% of our FMS total revenue.
Fuel Services.    We provide our FMS customers with access to diesel fuel at competitive prices at over 450 of our maintenance facilities across the United States and Canada. We also provide fuel services such as fuel planning, fuel tax reporting, centralized billing, fuel cards and fuel monitoring. Although fuel sales do not have a significant impact on our FMS earnings as it is largely a pass-through cost to customers, we believe allowing customers to leverage our fuel buying power is a significant and valuable benefit to our customers. For the year ended December 31, 2014, fuel services revenue accounted for 22% of our FMS total revenue.

Used Vehicles.    We primarily sell our used vehicles at one of our 58 retail sales centers throughout North America (18 of which are co-located at an FMS shop), at our branch locations or through our website at www.Usedtrucks.Ryder.com. Typically, before we offer used vehicles for sale, our technicians assure that they are Road Ready®, which means that the vehicles have passed a comprehensive, multi-point performance inspection based on specifications formulated through our maintenance program. Our retail sales centers throughout North America allow us to leverage our maintenance expertise and strong brand reputation to realize higher sales proceeds than in the wholesale market. Given our focus on maximizing sales proceeds, we generally sell our used vehicles through retail centers for prices in excess of book value. However, the extent to which we are able to realize a gain on the sale of used vehicles is dependent upon various other factors, including the general state of the used vehicle market including the supply and demand for used commercial vehicles, the age and condition of the vehicle at the time of its disposal and vehicle depreciation rates.

FMS Business Strategy
Our FMS business strategy is to be the leading provider of fleet management outsourcing services for light, medium and heavy duty vehicles. Our strategy will be achieved if we focus on the following goals and priorities:

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
Successfully driving our fleet growth strategy will require significant capital investments in full service lease and commercial rental vehicles. As a result, during periods of significant growth, our free cash flow may be negative.
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

Supply Chain Solutions
Value Proposition
Through our SCS business, we offer a broad range of innovative logistics management services that are designed to optimize a customer’s supply chain and address customer's key business requirements. The organization is aligned by industry verticals (Automotive, Industrial, Consumer Packaged Goods, Retail, Technology and Healthcare) to enable the teams to focus on the specific needs of their customers. Our SCS product offerings are organized into four categories: dedicated services, distribution management, transportation management and professional services. These offerings are supported by a variety of information technology and engineering solutions that are an integral part of our other SCS services. These product offerings can be offered independently or as an integrated solution to optimize supply chain effectiveness. A key aspect of our value proposition is our operational execution, which is an important differentiator in the marketplace.
Market Trends
Global logistics is approximately an $8.6 trillion(1) market, of which approximately $700 billion(1) is outsourced. Logistics spending in the markets we are targeting in North America and Asia equates to approximately $3.3 trillion, of which $300 billion is outsourced. Outsourced logistics is a market with significant growth opportunity. More sophisticated supply chain practices are required as supply chains expand and become more complex, product needs continue to proliferate and companies look for lower cost supply chain alternatives. In addition, disruptions from unexpected events such as natural disasters have caused companies to focus on risk management of their supply chains. The more complicated the supply chain or the product requirements, the greater the need for companies to utilize the expertise of supply chain solution providers.

(1) Armstrong & Associates Global logistics costs & third-party logistics revenue report, July 2014
Operations
For the year ended December 31, 2014, our global SCS business accounted for 37% of our consolidated revenue.

     U.S.    At December 31, 2014, we had 494 SCS customer accounts in the U.S., most of which are large enterprises that maintain large, complex supply chains. Most of our core SCS business operations are geographically located to maximize efficiencies and reduce costs. At December 31, 2014, managed warehouse space totaled approximately 30 million square feet for the U.S. and Puerto Rico. We also concentrate certain logistics expertise in locations not associated with specific customer sites. For example, our carrier procurement, contract management, freight bill audit and payment services and transportation optimization and execution groups operate out of our logistics centers in Novi, Michigan and Fort Worth, Texas.
Mexico. At December 31, 2014, we had 105 SCS customer accounts and managed warehouse space totaling approximately 3.4 million square feet. Our Mexico operations offer a full range of SCS services and manage approximately 11,200 border crossings each month between Mexico and the U.S. and Canada, often highly integrated with our distribution and transportation operations.
Canada.    At December 31, 2014, we had 61 SCS customer accounts and managed warehouse space totaling approximately 1.4 million square feet. Given the proximity of this market to our U.S. and Mexico operations, the Canadian operations are highly coordinated with their U.S. and Mexico counterparts, managing cross-border transportation and freight movements.
Asia.    Asia is a key component of our retail strategy, where we have a network of owned and agent offices, with headquarters in Shanghai. At December 31, 2014, we had 78 SCS customer accounts and managed warehouse space totaling approximately 410,000 square feet, primarily in Singapore.

SCS Product Offerings
Dedicated Services.  Dedicated services are generally offered on a stand-alone basis or as part of an integrated supply chain solution to our customers. The dedicated services offering combines the equipment, maintenance and administrative services of a full service lease with drivers and additional services. This combination provides customers with a dedicated transportation solution that is designed to increase their competitive position, improve risk management and integrate their transportation needs with their overall supply chain. Additional services include routing and scheduling, fleet sizing, safety, regulatory compliance, risk management, technology and communication systems support including on-board computer, and other technical support. These additional services allow us to provide high service levels and efficient routing. They also address the challenging labor issues associated with maintaining a private fleet of vehicles, such as driver recruitment and turnover, government regulation (including hours of service regulations), Department of Transportation (DOT) audits and workers' compensation. Our dedicated services solution offers a high degree of specialization to meet the needs of customers with sophisticated service requirements such as tight delivery windows, high value or time sensitive freight, closed-loop distribution, multi-stop shipments, specialized equipment and integrated transportation needs. Although a significant portion of our dedicated services operations are located at customer facilities, our dedicated business utilizes and benefits from our extensive network of FMS facilities. For the year ended December 31, 2014, approximately 57% of our SCS revenue was related to all of our dedicated services.
Distribution Management.    Our SCS business offers a wide range of services relating to a customer’s distribution operations, from designing a customer’s distribution network to managing distribution facilities. Services within the facilities generally include managing the flow of goods from the receiving function to the shipping function, coordinating warehousing and transportation for inbound and outbound material flows, handling import and export for international shipments, coordinating just-in-time replenishment of component parts to manufacturing and final assembly, and providing shipments to customer distribution centers or end customer delivery points. Additional value-added services such as light assembly of components into defined units (kitting), packaging and refurbishment are also provided. For the year ended December 31, 2014, distribution management solutions accounted for 29% of our SCS revenue.
Transportation Management.    Our SCS business offers services relating to all aspects of a customer’s transportation network. Our team of transportation specialists provides shipment planning and execution, which includes shipment optimization, load scheduling and delivery confirmation through a series of technological and web-based solutions. Our transportation consultants, including our freight brokerage department, focus on carrier procurement of all modes of transportation with an emphasis on truck-based transportation, rate negotiation, and freight bill audit and payment services. In addition, our SCS business as well as our FMS business provide customers with capacity management services that are designed to meet backhaul opportunities and minimize excess miles. For the year ended December 31, 2014, we purchased and/or executed over $5 billion in freight moves on our customers' behalf. For the year ended December 31, 2014, transportation management solutions accounted for 7% of our SCS revenue.

Professional Services.    In conjunction with providing the SCS core services described previously, our SCS business offers a variety of knowledge-based services that support every aspect of a customer’s supply chain. Our SCS professionals are available to evaluate a customer’s existing supply chain to identify inefficiencies as well as opportunities for integration and improvement. Once the assessment is complete, we work with the customer to develop a supply chain strategy that will create the most value for the customer and their target clients. Once a customer has adopted a supply chain strategy, our SCS logistics team, supported by functional experts and representatives from our information technology, real estate and finance groups, work together to design a strategically focused supply chain solution. The solution may include both a network design that sets forth the number, location and function of key components of the network and a transportation solution that optimizes the mode or modes of transportation and route selection. In addition to providing the distribution and transportation expertise necessary to implement the supply chain solution, our SCS representatives can coordinate and manage all aspects of the customer’s supply chain provider network to assure consistency, efficiency and flexibility. For the year ended December 31, 2014, knowledge-based professional services accounted for 7% of our SCS revenue.
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
CYCLICALITY
Ryder's business is impacted by economic and market conditions. In a strong economic cycle, there is generally more demand for our fleet management and supply chain services. In a weak or volatile economy, demand for our services decreases and is inconsistent and considerably more unpredictable. Because of these factors, we have continued to focus on increasing the diversity of our customer base and strengthening our long-term business partnerships with our customers. Although we believe these efforts help mitigate the immediate impact of an economic downturn, during a protracted or severe economic downturn, customers are often unwilling to commit to a full-service lease or long-term supply chain contract. Because commercial rental and used vehicle sales are transactional, they are more cyclical in nature, and results can vary significantly in both the short- and long-term. We mitigate some of the potential impact of an economic downturn through a disciplined and centralized approach to asset management. This approach allows us to manage the size, mix and location of our operating fleet and used vehicle inventories to try and maximize asset utilization and used vehicle proceeds in both strong and weak market conditions.

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
We are also subject to a variety of requirements of national, state, provincial and local governments, including the U.S. Environmental Protection Agency and the Occupational Safety and Health Administration, that regulate safety, the management of hazardous materials, water discharges and air emissions, solid waste disposal and the release and cleanup of regulated substances. We must comply with licensing and other requirements imposed by the U.S. Department of Homeland Security and U.S. Customs Service as a result of increased focus on homeland security and our Customs-Trade Partnership Against Terrorism certification. We may also become subject to new or more restrictive regulations imposed by these agencies or other authorities relating to carbon controls and reporting, engine exhaust emissions, drivers’ hours of service, wage and hour requirements, security including data privacy and cyber security and ergonomics.

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
In establishing appropriate environmental objectives and targets for our wide range of business activities around the world, we focus on (1) the needs of our customers; (2) the communities in which we provide services; and (3) relevant laws and regulations. We regularly review and update our environmental management procedures, and information regarding our environmental activities is routinely disseminated throughout Ryder. In 2014, we substantially expanded our sustainability reporting with the publication of our 2012/2013 Corporate Sustainability Report that includes expanded and enhanced disclosures, as well as new metrics related to our environmental and safety performance for the years 2012 and 2013. In addition, we have voluntarily responded to the Carbon Disclosure Project (CDP) since 2008, disclosing direct and indirect emissions resulting from our operations. These reports are, and will be, publicly available on the company website at www.ryder.com by clicking on About Us and then selecting Sustainability.
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
EMPLOYEES
At December 31, 2014, we had approximately 30,600 full-time employees worldwide, of which 28,900 were employed in North America, 1,300 in Europe and 400 in Asia. Currently we employ approximately 6,900 drivers and 5,400 technicians. We have approximately 18,600 hourly employees in the U.S., approximately 3,500 of which are organized by labor unions. Those employees organized by labor unions are principally represented by the International Brotherhood of Teamsters, the International Association of Machinists and Aerospace Workers and the United Auto Workers, and their wages and benefits are governed by 94 labor agreements that are renegotiated periodically. Although we have never experienced a material work stoppage or strike, these events can potentially occur given the types of businesses in which we currently engage. We consider that our relationship with our employees is good.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position
Robert E. Sanchez	49	Chair and Chief Executive Officer
Art A. Garcia	53	Executive Vice President and Chief Financial Officer
Dennis C. Cooke	50	President, Global Fleet Management Solutions
Robert D. Fatovic	49	Executive Vice President, Chief Legal Officer and Corporate Secretary
Cristina A. Gallo-Aquino	41	Vice President, Controller and Chief Accounting Officer
Gregory F. Greene	55	Executive Vice President and Chief Administrative Officer
Karen M. Jones	52	Executive Vice President and Chief Marketing Officer
John H. Williford	58	President, Global Supply Chain Solutions
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
Art A. Garcia has served as Executive Vice President and Chief Financial Officer since September 2010. Previously, Mr. Garcia served as Senior Vice President and Controller since October 2005 and as Vice President and Controller since February 2002. Mr. Garcia joined Ryder in 1997 and has held various other positions within Corporate Accounting.
Dennis C. Cooke has served as President, Global Fleet Management Solutions since February 2012. Previously, Mr. Cooke served as Senior Vice President and Chief of Operations, U.S. and Canada Fleet Management Solutions since July 2011. Prior to joining Ryder, Mr. Cooke held various positions with General Electric (GE) and related companies, including Vice President and General Manager of GE Healthcare’s Global MRI business from 2000 to 2005.  He then served as President and Chief Executive Officer of GE Security’s Homeland Protection business from 2005 to 2009, and continued serving in those roles from 2009 to 2011 after the business was acquired by the Safran Group and became Morpho Detection, Inc.
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
Gregory F. Greene has served as Chief Administrative Officer since September 2010, as Executive Vice President since December 2006 and as Chief Human Resources Officer since February 2006. Previously, Mr. Greene served as Senior Vice President, Strategic Planning and Development from April 2003 to February 2006. Mr. Greene joined Ryder in 1993 and has since held various positions within Human Resources.
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
John H. Williford has served as President, Global Supply Chain Solutions since June 2008. Prior to joining Ryder, Mr. Williford founded and served as President and Chief Executive Officer of Golden Gate Logistics LLC from 2006 to June 2008. From 2002 to 2005, he served as President and Chief Executive Officer of Menlo Worldwide, Inc., the supply chain business of CNF, Inc. From 2005 to 2006, Mr. Williford was engaged as an advisor to Menlo Worldwide subsequent to the sale of Menlo Forwarding to United Parcel Service. As previously announced, Mr. Williford will retire as President, Global Supply Chain Solutions on March 31, 2015.
As a result of Mr. Williford's retirement, Steven Sensing will be appointed President of Global Supply Chain Solutions, effective March 1, 2015. Previously, Mr. Sensing was the Vice President and General Manager of the High-Technology industry group. Mr. Sensing joined Ryder in 1992 and has held various positions within Operations. Additionally, John J. Diez will be appointed President of Ryder Dedicated, effective March 1, 2015. Previously, Mr. Diez served as Senior Vice President of Ryder Dedicated. Mr. Diez joined Ryder in 2002 and has held various positions within Finance and Operations.

FURTHER INFORMATION
For further discussion concerning our business, see the information included in Items 7 and 8 of this report. Industry and market data used throughout Item 1 was obtained through a compilation of surveys and studies conducted by industry sources, consultants and analysts.
We make available free of charge through the Investor Relations page on our website at www.ryder.com our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. The public may read and copy any materials we have filed with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains our reports, proxy and information statements, and our other SEC filings. The address of the SEC's website is www.sec.gov.
In addition, our Corporate Governance Guidelines, Principles of Business Conduct and Board committee charters are posted on the Corporate Governance page of our website at www.ryder.com. Upon request, to our Investor Relations page on our website at www.ryder.com, we will provide a copy of our Finance Code of Conduct to anyone, free of charge.
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
Demand for commercial rental appeared to stabilize in 2014, however, rental demand may decline unexpectedly. Similarly, although we experienced growth in full service lease during 2014, our customers still remain cautious about entering into long-term leases. If uncertainty and lack of customer confidence around macroeconomic and transportation industry conditions return, they may impact our future growth prospects, our business, and results of operations could be materially adversely affected, including as follows:

•	difficulty forecasting, budgeting and planning due to limited visibility into the spending plans of current or prospective customers;

•	increased competition for projects and sales opportunities;

•	pricing pressure that may adversely affect revenue and earnings;

•	higher overhead costs as a percentage of revenue;

•	increased risk of charges relating to asset impairments, including goodwill and other intangible assets;

•	customer financial difficulty and increased risk of uncollectible accounts receivable;

•	additional fleet downsizing which could adversely impact profitability;

•	increased risk of declines in the residual values of our vehicles; and

•	sudden changes in fuel prices and fuel shortages, which may adversely impact total vehicle miles driven by our customers.
In addition, volatility in the global credit and financial markets may lead to:

•	unanticipated interest rate and currency exchange rate fluctuations;

•	increased risk of default by counterparties under derivative instruments and hedging agreements; and

•	diminished liquidity and credit availability resulting in higher short-term borrowing costs and more stringent borrowing terms.

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
If we cannot continue to develop, market and consistently deliver services and solutions that meet customer requirements for innovative solutions and quality, or successfully execute on our growth strategy, our revenue and earnings growth may suffer.
        Our long-term strategy is to grow our outsourcing services by targeting private fleets and key industries with innovative solutions, operational excellence, and best-in-class talent and information technology. To successfully execute on this strategy, we need to continue our focus towards developing effective solutions that meet our existing and target customers’ evolving needs. That requires the skills, experience and efforts of our management team and continued investment in new technology, sales and marketing. Notwithstanding our efforts, these new or changed service offerings may not meet customer demands, or may not succeed in the long term, or prove to be profitable. If we do not make the right strategic investments to respond to current customer needs and establish and develop new customer relationships, our ability to develop and maintain a competitive advantage and continue to grow could be negatively affected.
Even with the right solutions, our growth strategy is dependent on executing that strategy by delivering consistent operational excellence and strong customer service. If our services and solutions are not delivered as promised on a consistent basis or our customers have a negative experience or are otherwise dissatisfied, this can impair our relationships with new or existing customers and adversely affect our brand and reputation, which could, in turn, adversely affect revenue and earnings growth.

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
Advances in technology require increased investments to remain competitive, and our customers may not be willing to accept higher prices to cover the cost of these investments. In addition, our reputation with our customers may suffer if outages, system failures or delays in timely access to data occur in legacy information technology systems that support key business processes.
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
During 2014, sales to our top ten SCS customers representing all of the industry groups we service accounted for 39% of our SCS total revenue and 37% of our SCS operating revenue (revenue less subcontracted transportation). Additionally, approximately 27% of our global SCS revenue is from the automotive industry and is directly impacted by automotive vehicle production. The loss of any of these customers or a significant reduction in the services provided to any of these customers could impact our operations and adversely affect our SCS financial results. While we continue to focus our efforts on diversifying our customer base, we may not be successful in doing so in the short-term.
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

Our profitability could be negatively impacted if the key operational assumptions and pricing structure prove to be invalid.
Substantially all of our lease and maintenance services and our SCS services are provided under contractual arrangements with our customers. The pricing structure for our lease and contract maintenance business is based on certain assumptions regarding capital costs, maintenance expense over the life of the contract particularly in light of new engine technologies, residual values, productivity and the mix of fixed and variable costs, many of which are derived from historical data and trends. Under most of our SCS contracts, all or a portion of our pricing is based on certain assumptions regarding the scope of services, production volumes, operational efficiencies, the mix of fixed versus variable costs, productivity and other factors.
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
We hire drivers primarily for our SCS business segment. There is significant competition for qualified drivers in the transportation industry. Additionally, interventions and enforcement under the FMCSA's Compliance, Safety, Accountability program may shrink the industry's pool of drivers as those drivers with unfavorable scores may no longer be eligible to drive for us. As a result of driver shortages, we could be required to increase driver compensation, let trucks sit idle, utilize lower quality drivers or face difficulty meeting customer demands, all of which could adversely affect our growth and profitability.
Similarly, we hire technicians in our FMS business segment to perform vehicle maintenance services on our lease, contract maintenance and rental fleets. Recently there has been a decrease in the overall supply of skilled maintenance technicians, particularly new technicians with qualifications from technical programs and schools, which could make it more difficult to attract and retain skilled technicians. We have 3,500 employees that are organized by labor unions whose wages and benefits are governed by 94 labor agreements that are renegotiated periodically. Some of the industries in which we currently engage have experienced a material work stoppage, slowdown or strike. Our business and operations could be impacted in the event of labor strikes or work stoppages involving our employees organized by labor unions in our FMS or SCS business segments.
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
Federal Motor Carrier Safety Administration (FMCSA) Program. The FMCSA's program may increase cost for our customers given the potential impact to the driver pool, the additional hours of service requirements and additional investment in vehicle equipment. In addition, although Ryder's published scores are below the thresholds, if performance changed, we could risk intervention that may create risk to our operating authority.

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
Environmental. Regulations governing exhaust emissions that have been enacted over the last few years could adversely impact our business. The Environmental Protection Agency (EPA) issued regulations that required progressive reductions in exhaust emissions from certain diesel engines from 2007 through 2010. Emissions standards require reductions in the sulfur content of diesel fuel since June 2006. Also, the first phase of progressively stringent emissions standards relating to emissions after-treatment devices was introduced on newly-manufactured engines and vehicles utilizing engines built after January 1, 2007. The second phase, which required an additional after-treatment system, became effective after January 1, 2010. We face additional technology changes under EPA regulations that went into effect in 2014, which require modifications to existing vehicle chassis and engine combinations. The 2014 regulations require reductions in carbon dioxide, which can only be reduced by improving fuel economy, and which require compliance with different emissions standards for both engines and chassis, based on vocation. OEMs may be required to install additional engine componentry, additional aerodynamics on chassis and low-rolling resistance tires to comply with the regulations, which may result in a shorter useful tread life and increased operating costs for customers and us. Additional EPA regulations are expected to go into effect in 2017 that may further impact our business. Although customers may see reduced fuel consumption under the new standards, this could be offset by increased fuel costs on a per gallon basis. Each of these requirements could result in higher prices for vehicles, diesel engine fuel and vehicle maintenance, which are passed on to our customers, as well as higher maintenance costs and uncertainty as to reliability of the new engines, all of which could, over time, increase our costs and adversely affect our business and results of operations. The new technology may also impact the residual values of these vehicles when sold in the future. Future regulation of other environmental matters, including potential limits on carbon emissions under climate-change legislation, could also impact our business and profitability if enacted.
Lease and Other Accounting Rules. Demand for our full service lease product line is based in part on customers' decisions to lease rather than buy vehicles. A number of factors can impact whether customers decide to lease or buy vehicles, including economic benefits, accounting considerations, tax treatment, interest rates and operational flexibility. In 2013, the Financial Accounting Standards Board issued its latest proposed update to accounting standards that would involve a new approach to lease accounting that differs from current practice. Most notably, the new approach would eliminate off-balance sheet treatment of leases and require lessees to record leased assets on their balance sheets. If the proposed accounting standard becomes effective in its current form, it could be perceived to make leasing a less attractive option for some of our full service lease customers. The U.S. government continues to discuss comprehensive tax reform which may significantly change the income tax rules applicable to U.S. domiciled corporations. It is difficult to assess the overall effect of such political legislation. However, these changes could impact our earnings and cash flows. Other changes in accounting rules, estimates, assumptions and accruals and changes in current financial, tax or regulatory requirements to which we are subject could also negatively impact our business.

Volatility in assumptions and asset values related to our pension plans may reduce our profitability and adversely impact current funding levels.
We historically sponsored a number of defined benefit plans for employees in the U.S., U.K. and other foreign locations. The retirement benefits under the defined benefit plans are frozen for non-grandfathered and certain non-union employees. Our major defined benefit plans are funded, with trust assets invested in a diversified portfolio. The cash contributions made to our defined benefit plans are required to comply with minimum funding requirements imposed by employee benefit and tax laws. The projected benefit obligation and assets of our global defined benefit plans as of December 31, 2014 were $2.2 billion and $1.8 billion, respectively. The difference between plan obligations and assets, or the funded status of the plans, is a significant factor in determining pension expense and the ongoing funding requirements of those plans. Macroeconomic factors, as well as changes in investment returns and discount rates used to calculate pension expense and related assets and liabilities can be volatile and may have an unfavorable impact on our costs and funding requirements. Although we have actively sought to control increases in these costs and funding requirements through investment policies and plan contributions, and more recently through a lump-sum buyout offer, there can be no assurance that we will succeed, and continued cost pressure could reduce the profitability of our business and negatively impact our cash flows.
We also participate in six U.S. multi-employer pension (MEP) plans that provide defined benefits to employees covered by collective bargaining agreements. In the event that we withdraw from participation in one of these plans, then applicable law could require us to make an additional lump-sum contribution to the plan. Our withdrawal liability for any MEP plan would depend on the extent of the plan's funding of vested benefits. Economic conditions have caused MEP plans to be significantly underfunded. As a result, although we have taken steps in recent years to withdraw from these MEP plans, we may still have liability for at least a period of time following our withdrawal. If the financial condition of the MEP plans were to continue to deteriorate, we could be subject to additional assessments.
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
We maintain 603 FMS properties in the U.S., Puerto Rico and Canada; we own 394 of these and lease the remaining 209. Our FMS properties are primarily comprised of maintenance facilities generally including a repair shop, rental counter, fuel service island, administrative offices, and used vehicle retail sales centers.
Additionally, we manage 166 on-site maintenance facilities, located at customer locations.
We also maintain 134 locations in the U.S. and Canada in connection with our domestic SCS business. Almost all of our SCS locations are leased and generally include a warehouse and administrative offices.
We maintain 108 international locations (locations outside of the U.S. and Canada) for our international businesses. These locations are in the U.K., Germany, Mexico, China and Singapore. The majority of these locations are leased and may be a repair shop, warehouse or administrative office.
Additionally, we maintain 9 U.S. locations primarily used for Central Support Services. These facilities are generally administrative offices, of which we own two and lease the remaining seven.
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
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Ryder Common Stock Prices

	Stock Price		Dividends per Common Share
	High	Low
2014
First quarter	$80.62	64.36	0.34
Second quarter	89.25	77.93	0.34
Third quarter	93.87	84.20	0.37
Fourth quarter	95.82	77.14	0.37

2013
First quarter	$61.68	50.41	0.31
Second quarter	64.68	52.58	0.31
Third quarter	64.99	55.17	0.34
Fourth quarter	73.97	56.93	0.34
Our common shares are listed on the New York Stock Exchange under the trading symbol “R.” At January 31, 2015, there were 7,614 common stockholders of record and our stock price on the New York Stock Exchange was $82.79.

Performance Graph
The following graph compares the performance of our common stock with the performance of the Standard & Poor’s 500 Composite Stock Index and the Dow Jones Transportation 20 Index for a five year period by measuring the changes in common stock prices from December 31, 2009 to December 31, 2014.

250
210
170
130
90
Dollars

	2009	2010	2011	2012	2013	2014
Ryder System, Inc.	$100.00	131.21	135.43	130.65	197.23	252.30
S&P 500 Index	$100.00	115.08	117.47	136.24	180.33	204.96
Dow Jones Index	$100.00	126.76	126.74	136.23	192.59	240.84

The stock performance graph assumes for comparison that the value of the Company’s Common Stock and of each index was $100 on December 31, 2009 and that all dividends were reinvested. Past performance is not necessarily an indicator of future results.

Purchases of Equity Securities
The following table provides information with respect to purchases we made of our common stock during the three months ended December 31, 2014:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Number of Shares That May Yet Be Purchased Under the Anti-Dilutive Program (2)
October 1 through October 31, 2014	58,939	$89.84	58,939	770,938
November 1 through November 30, 2014	80,278	91.98	80,278	690,660
December 1 through December 31, 2014	14,011	92.42	13,938	676,722
Total	153,228	$91.20	153,155
______________

(1)
During the three months ended December 31, 2014, we purchased an aggregate of 73 shares of our common stock in employee-related transactions. Employee-related transactions may include: (i) shares of common stock delivered as payment for the exercise price of options exercised or to satisfy the option holders’ tax withholding liability associated with our share-based compensation programs and (ii) open-market purchases by the trustee of Ryder’s deferred compensation plans relating to investments by employees in our stock, one of the investment options available under the plans.

(2)
In December 2013, our Board of Directors authorized a share repurchase program intended to mitigate the dilutive impact of shares issued under our various employee stock, stock option and employee stock purchase plans. Under the December 2013 program, management is authorized to repurchase shares of common stock in an amount not to exceed the number of shares issued to employees under the Company’s various employee stock, stock option and employee stock purchase plans from December 1, 2013 through December 31, 2015. The December 2013 program limits aggregate share repurchases to no more than 2 million shares of Ryder common stock. Share repurchases of common stock are made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. Management established prearranged written plans for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the December 2013 program, which allow for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan. For the three months ended December 31, 2014, we repurchased and retired 153,155 shares under this program at an aggregate cost of $14 million.

Securities Authorized for Issuance under Equity Compensation Plans

The following table includes information as of December 31, 2014 about certain plans which provide for the issuance of common stock in connection with the exercise of stock options and other share-based awards.

Plans	Number of Securities to be issued upon Exercise of Outstanding Options, Warrants and Rights		Weighed-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (a)
	(a)		(b)		(c)
Equity compensation plans approved by security holders:
Broad based employee stock plans	1,813,421	(1)	$58.03	(3)	1,695,003
Employee stock purchase plan	—		—		312,434
Non-employee directors' stock plans	149,746	(2)	—		39,802
Total	1,963,167		$58.03		2,047,239
_______________

(1)
Includes 578,809 time-vested and performance-based restricted stock awards. Also includes 30,070 performance-based restricted stock rights not considered granted under accounting guidance for stock compensation. Refer to Note 22, "Share-Based Compensation", for additional information.

(2)
Includes 115,293 restricted stock units and time-vested restricted stock awards, of which 4,941 time-vested restricted stock awards vested in previous years and are not exercisable until six months after the director's retirement.

(3)	Weighted-average exercise price of outstanding options excludes restricted stock awards and restricted stock units.

ITEM 6. SELECTED FINANCIAL DATA
The following selected consolidated financial information should be read in conjunction with Items 7 and 8 of this report.

	Years ended December 31
	2014	2013	2012	2011	2010
	(Dollars and shares in thousands, except per share amounts)
Operating Data:
Revenue	$6,638,774	6,419,285	6,256,967	6,050,534	5,136,435
Earnings from continuing operations	$220,459	243,196	200,899	171,368	124,608
Comparable earnings from continuing operations (1)	$297,102	256,561	226,815	191,685	133,123
Net earnings (2)	$218,575	237,792	209,979	169,777	118,170
Per Share Data:
Earnings from continuing operations -Diluted	$4.14	4.63	3.91	3.31	2.37
Comparable earnings from continuing operations -Diluted (1)	$5.58	4.88	4.41	3.71	2.53
Net earnings -Diluted (2)	$4.11	4.53	4.09	3.28	2.25
Cash dividends	$1.42	1.30	1.20	1.12	1.04
Book value (3)	$34.30	35.56	28.57	25.77	27.44
Financial Data:
Total assets	$9,675,986	9,103,782	8,318,979	7,617,835	6,652,374
Average assets (4)	$9,512,334	8,618,485	8,123,506	7,251,854	6,366,647
Return on average assets (%) (4)	2.3	2.8	2.6	2.3	1.9
Long-term debt	$4,500,275	3,929,987	3,452,821	3,107,779	2,326,878
Total debt	$4,512,482	4,189,425	3,820,796	3,382,145	2,747,002
Shareholders’ equity (3)	$1,819,474	1,896,714	1,467,487	1,318,153	1,404,313
Debt to equity (%) (3)	248	221	260	257	196
Average shareholders’ equity (3), (4)	$1,926,009	1,593,996	1,406,606	1,428,048	1,401,681
Return on average shareholders’ equity (%) (3), (4)	11.3	14.9	14.9	11.9	8.4
Adjusted return on average capital (%) (4), (5)	5.8	5.7	5.6	5.7	4.8
Net cash provided by operating activities of continuing operations	$1,369,991	1,223,082	1,134,124	1,041,956	1,028,034
Free cash flow (6)	$(202,118)	(386,161)	(384,240)	(256,773)	257,574
Capital expenditures paid	$2,259,164	2,140,464	2,133,235	1,698,589	1,070,092
Other Data:
Average common shares — Diluted	53,036	52,071	50,740	50,878	51,884
Number of vehicles — Owned and leased	174,100	172,100	172,500	169,900	148,700
Average number of vehicles — Owned and leased	172,800	171,200	173,700	160,900	150,700
Number of employees	30,600	28,900	27,700	27,500	25,900
_____________________

(1)
Non-GAAP financial measure. Refer to the section titled “Overview” and “Non-GAAP Financial Measures” in Item 7 of this report for a reconciliation of comparable earnings from continuing operations to net earnings from continuing operations and comparable earnings from continuing operations per diluted common share to net earnings per diluted common share.

(2)
Net earnings in 2014, 2013, 2012, 2011 and 2010 included (losses) earnings from discontinued operations of $(2) million, or $(0.03) per diluted common share, $(5) million, or $(0.10) per diluted common share, $9 million, or $0.18 per diluted common share, $(2) million, or $(0.03) per diluted common share, and $(6) million, or $(0.12) per diluted common share, respectively.

(3)
Shareholders’ equity at December 31, 2014, 2013, 2012, 2011 and 2010 reflected after-tax equity charges of $584 million, $474 million, $645 million, $595 million, and $423 million, respectively, related to our pension and postretirement plans.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with our consolidated financial statements and related notes contained in Item 8 of this report on Form 10-K. The following MD&A describes the principal factors affecting results of operations, financial resources, liquidity, contractual cash obligations, and critical accounting estimates. The information presented in the MD&A is for the years ended December 31, 2014, 2013 and 2012 unless otherwise noted.
OVERVIEW
Ryder is a global leader in commercial fleet management and supply chain solutions. We operate in two business segments: FMS, which provides full service leasing, commercial rental, contract maintenance, and contract-related maintenance of trucks, tractors and trailers to customers principally in the U.S., Canada and the U.K.; and SCS, which provides comprehensive supply chain consulting, including distribution and transportation services in North America and Asia. The SCS segment also provides dedicated services, which includes vehicles and drivers as part of a dedicated transportation solution in the U.S.
The FMS business, our largest segment, had revenue (net of intercompany eliminations) and assets in 2014 of $4.18 billion and $8.82 billion, respectively, representing 63% of our consolidated revenue and 91% of consolidated assets. SCS revenue in 2014 was $2.46 billion and $0.90 billion , representing 37% of our consolidated revenue and 9% of consolidated assets.
Our business operates in highly competitive markets. Our customers select us based on numerous factors including service quality, price, technology, and service offerings. As an alternative to using our services, customers may choose to provide these services for themselves, or may choose to obtain similar or alternative services from other third-party vendors. Our customer base includes enterprises operating in a variety of industries including automotive, industrial, food and beverage, consumer packaged goods, transportation and warehousing, technology and healthcare, retail, housing, business and personal services, and paper and publishing.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

The following discussion provides a summary of financial highlights that are discussed in more detail throughout our MD&A and within the Notes to Consolidated Financial Statements:

				Change
	2014	2013	2012	2014/2013	2013/2012
	(Dollars in thousands, except per share amounts)
Total revenue	$6,638,774	6,419,285	6,256,967	3%	3%
Operating revenue (1)	5,546,840	5,270,494	5,066,322	5%	4%

Earnings before income taxes (EBT)	$338,549	368,895	303,117	(8)%	22%
Comparable EBT (2)	463,273	393,026	351,208	18%	12%
Earnings from continuing operations	220,459	243,196	200,899	(9)%	21%
Comparable earnings from continuing operations (2)	297,102	256,561	226,815	16%	13%
Net earnings	218,575	237,792	209,979	(8)%	13%
Earnings per common share — Diluted
Continuing operations	$4.14	4.63	3.91	(11)%	18%
Comparable (2)	5.58	4.88	4.41	14%	11%
Net earnings	4.11	4.53	4.09	(9)%	11%
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

(2)
Non-GAAP financial measure. We believe comparable EBT, comparable earnings and comparable earnings per diluted common share, all from continuing operations, provide useful information to investors because they exclude non-operating pension costs, which we consider to be those impacted by financial market performance and outside the operational performance of the business, and other significant items, that are unrelated to our ongoing business operations. Refer to the section titled "Non-GAAP Financial Measures" for a reconciliation of EBT, net earnings and earnings per diluted common share to the comparable measures.

In 2014, we delivered revenue growth in both business segments. Consolidated revenue growth reflects higher full service lease revenue and higher commercial rental revenue in FMS, as well as new business and higher volumes in SCS. Revenue growth was partially offset by lower fuel services revenue from lower fuel costs passed through to customers. We increased our full service lease fleet by over 2,600 vehicles during the year due to new sales activity and commercial rental grew due to higher pricing and increased North American demand. Earnings from continuing operations declined 9% from 2013, reflecting a lump sum settlement of a portion of our U.S. pension plan obligation, which resulted in a non-cash pension settlement loss of $61 million or $1.16 per diluted common share in the fourth quarter. Comparable EBT increased 18% from strong commercial rental performance, increased used vehicle sales activity and higher full service lease results. Improved results were partially offset by investments in marketing and information technology and start-up costs on an international SCS account.
Cash provided by operating activities from continuing operations increased to $1.37 billion in 2014 compared with $1.22 billion in 2013. Free cash flow from continuing operations, a non-GAAP finance measure, improved to negative $202 million in 2014 from negative $386 million in 2013. The improvement was driven by increased proceeds from the sale of used vehicles including a $126 million sale-leaseback transaction completed during the year. We made pension contributions of approximately $107 million and increased our annual dividend by 9% to $1.48 per share of common stock.
Capital expenditures (accrual basis) increased 5% to $2.30 billion in 2014 reflecting planned higher investments in the commercial rental fleet and the purchase of our headquarter facility. Our debt balance increased 8% to $4.51 billion at December 31, 2014 due to negative free cash flow. Our debt to equity ratio increased to 248% from 221% in 2013. Our total obligations (including off-balance sheet debt) to equity ratio also increased to 259% from 226% in 2013, as a result of the year-end pension assumptions update.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

2015 Outlook
Looking ahead to 2015, we expect to continue our strong momentum and deliver increasing revenue growth and earnings improvement, assuming a moderate economic growth environment. We anticipate strong performance in our Fleet Management Solutions business with an accelerating organic growth rate in our full service lease fleet.  We plan to expand our new on-demand maintenance product to more large fleet customers. We expect our dedicated solution to realize revenue and earnings growth and Supply Chain Solutions earnings performance to recover in 2015.  The earnings improvements will be partially offset by a higher tax rate due to increased earnings in higher tax rate jurisdictions as well as the negative impact of foreign exchange.  We also plan to make significant investments to grow the business this year, with a focus on efficient use of capital. Growth capital spending in lease is driving negative free cash flow in 2015; however, we expect cash flows from operations to increase.
We forecast full-year 2015 comparable earnings from continuing operations to be in the range of $6.25 to $6.40 per diluted share, up 12% to 15% from $5.58 per diluted share in 2014. Full-year comparable earnings comparisons exclude non-operating pension costs of $0.21 per diluted share and restructuring and other charges of $0.04 in 2015. Total revenue for the full-year 2015 is forecast to be approximately $6.8 billion, up 3% from $6.6 billion in 2014. Operating revenue (revenue excluding all fuel and all subcontracted transportation) for the full-year 2015 is forecast to increase 7%.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

FULL YEAR CONSOLIDATED RESULTS

Revenue and cost of revenue by source
Total revenue increased 3% in 2014 to $6.64 billion and increased 3% in 2013 to $6.42 billion. Operating revenue (revenue excluding FMS fuel and all subcontracted transportation) increased 5% in 2014 to $5.55 billion and increased 4% in 2013 to $5.27 billion. The following table summarizes the components of the change in revenue on a percentage basis versus the prior year:

	2014		2013
	Total	Operating	Total	Operating
Organic including price and volume	4%	5%	3%	4%
FMS fuel	(1)	—	—	—
Total increase	3%	5%	3%	4%
Lease and Rental

				Change
	2014	2013	2012	2014/2013	2013/2012
	(Dollars in thousands)
Lease and rental revenues	$2,939,422	2,770,026	2,695,376	6%	3%
Cost of lease and rental	2,039,263	1,928,933	1,902,823	6%	1%
Gross margin	900,159	841,093	792,553	7%	6%
Gross margin %	31%	30%	29%
Lease and rental revenues represent full service lease and commercial rental product offerings within our FMS business segment. Revenues increased 6% in 2014 to $2.94 billion and increased 3% in 2013 to $2.77 billion. In 2014, the increase was primarily driven by higher prices on full service lease vehicles, full service lease fleet growth and increased commercial rental revenue. Commercial rental revenue increased due to an improvement in rental pricing (up 4% in 2014) and increased North American demand. In 2013, the increase was primarily driven by higher prices on full service lease vehicles and, to a lesser extent, higher commercial rental revenue.
Cost of lease and rental represents the direct costs related to lease and rental revenues. These costs are comprised of depreciation of revenue earning equipment, maintenance costs (primarily repair parts and labor), and other fixed costs such as licenses, insurance and operating taxes. Cost of lease and rental excludes interest costs from vehicle financing. Cost of lease and rental increased 6% in 2014 to $2.04 billion and increased 1% in 2013 to $1.93 billion. In 2014, the change was due to increased depreciation and maintenance costs resulting from a 2% increase in average lease fleet and a 6% increase in average rental fleet. Cost of lease and rental benefited by $25 million in 2014 and $30 million in 2013 due to changes in estimated residual values and useful lives of revenue earning equipment effective January 1 of each respective year.
Gross margin increased 7% to $900 million and gross margin as a percentage of revenue increased to 31% in 2014. Gross margin increased 6% to $841 million and gross margin as a percentage of revenue increased to 30% in 2013. The increase in both 2014 and 2013 was due to higher per-vehicle pricing, benefits from improved vehicle residual values. In 2013, increase utilization also contributed to margin improvement.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Services

				Change
	2014	2013	2012	2014/2013	2013/2012
	(Dollars in thousands)
Services revenue	$2,911,465	2,819,673	2,707,013	3%	4%
Cost of services	2,447,867	2,359,880	2,266,884	4%	4%
Gross margin	463,598	459,793	440,129	1%	4%
Gross margin %	16%	16%	16%
Services revenue represents all the revenues associated with our SCS business segment as well as contract maintenance, contract-related maintenance and other services associated with our FMS business segment. Services revenue increased 3% in 2014 to $2.91 billion and increased 4% in 2013 to $2.82 billion. In 2014, the revenue increase was due to new business and higher volumes in our SCS business segment and, to a lesser extent, higher contract maintenance and contract-related maintenance revenue in our FMS business segment. In 2013, the revenue increase was primarily due to new business and higher volumes in our SCS business segment, especially around dedicated services, and higher contract-related maintenance revenue in our FMS business segment.
Cost of services represents the direct costs related to services revenue and is primarily comprised of salaries and employee-related costs, SCS subcontracted transportation (purchased transportation from third parties) and maintenance costs. Cost of services increased 4% in 2014 to $2.45 billion and increased 4% in 2013 to $2.36 billion due to an increase in revenue.
Services gross margin increased 1% to $464 million in 2014 and increased 4% to $460 million in 2013 due to higher revenue. Services gross margin as a percentage of revenue remained at 16% in 2014 and 2013.
Fuel

				Change
	2014	2013	2012	2014/2013	2013/2012
	(Dollars in thousands)
Fuel services revenue	$787,887	829,586	854,578	(5)%	(3)%
Cost of fuel services	768,292	814,058	838,673	(6)%	(3)%
Gross margin	19,595	15,528	15,905	26%	(2)%
Gross margin %	2%	2%	2%
Fuel services revenue decreased 5% in 2014 to $788 million and decreased 3% in 2013 to $830 million. In 2014, the revenue decrease was due to lower fuel prices passed through to customers and fewer gallons sold. In 2013, the decrease in revenue was due to lower fuel prices passed through to customers.
Cost of fuel services includes the direct costs associated with providing our customers with fuel. These costs include fuel, salaries and employee-related costs of fuel island attendants and depreciation of our fueling facilities and equipment. Cost of fuel decreased 6% in 2014 to $768 million and decreased 3% in 2013 to $814 million. In 2014, the cost decrease was due to lower fuel prices and fewer gallons sold. In 2013, the cost decrease was due to lower fuel prices.
Fuel services gross margin increased 26% to $20 million in 2014 and decreased 2% to $16 million in 2013. Fuel is largely a pass-through to customers for which we realize minimal changes in margin during periods of steady market fuel prices. However, fuel services margin is impacted by sudden increases or decreases in market fuel prices during a short period of time as customer pricing for fuel is established based on market fuel costs. Fuel services gross margin as a percentage of revenue remained at 2% in 2014 and 2013.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

				Change
	2014	2013	2012	2014/2013	2013/2012
	(In thousands)
Other operating expenses	$126,572	131,659	134,018	(4)%	(2)%
Other operating expenses includes costs related to our owned and leased facilities within the FMS business segment such as depreciation, rent, insurance, utilities and taxes. These facilities are utilized to provide maintenance to our lease, rental, contract maintenance and fleet support services customers. Other operating expenses also include the costs associated with used vehicle sales such as writedowns of used vehicles to fair market value and facilities costs. Other operating expenses decreased 4% to $127 million in 2014 primarily due to lower write-downs on vehicles held for sale of $6 million partially offset by higher maintenance costs for FMS facilities due to severe winter weather. Other operating expenses decreased 2% to $132 million in 2013 due to lower operating property depreciation and lower write-downs on vehicles held for sale partially offset by higher maintenance costs on FMS facilities and higher insurance costs.

				Change
	2014	2013	2012	2014/2013	2013/2012
	(Dollars in thousands)
Selling, general and administrative expenses (SG&A)	$816,975	790,681	763,660	3%	4%
Percentage of total revenue	12%	12%	12%
Percentage of operating revenue	15%	15%	15%
SG&A expenses increased 3% to $817 million in 2014 and increased 4% to $791 million in 2013. SG&A expenses as a percent of total revenue remained at 12% in 2014 and 2013. The increase in SG&A expenses reflect higher pension expense driven by pension settlement charges related to our multi-employer pension plans of $13 million during 2014, partially offset by higher than expected asset returns in 2013 and lower service costs. The increase in SG&A expense in 2014 and 2013 also reflects investments in information technology and marketing, as well as compensation-related expenses. The increase in SG&A expenses in 2013 also reflects a one-time, non-cash charge of $4 million to revise our pension benefit obligation as a result of inaccuracies in our census data used to determine the actuarial value, as well as planned investments in information technology and higher compensation-related expenses.

	2014	2013	2012
	(Dollars in thousands)
Pension lump sum settlement expense	$97,231	—	—
During the fourth quarter of 2014, we reduced the size and potential volatility of our U.S. pension plan obligation by offering former employees a one-time option to receive a lump sum distribution of their vested benefits. The offer was made to approximately 11,000 former employees and approximately 6,200 former employees accepted the offer. In December 2014, we made payments totaling $224 million from the U.S. defined benefit plan assets, which resulted in a settlement of $259 million, or 12%, of our U.S. pension obligation. The transaction resulted in a non-cash pension settlement loss of $97 million. Refer to Note 23, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements for additional information.

				Change
	2014	2013	2012	2014/2013	2013/2012
	(In thousands)
Gains on vehicle sales, net	$126,824	96,175	89,108	32%	8%
Gains on vehicle sales, net increased 32% to $127 million in 2014 due to higher average proceeds per unit partially offset by lower sales volume. Global average proceeds per unit increased 13% in 2014 reflecting increases in both average truck and tractor proceeds per unit. Lower sales volume in 2014 (down 11%) reflects lower average used vehicle inventories. Used vehicle sales inventory dropped 30% from 7,900 to 5,500 at December 31, 2014. Gains on vehicle sales, net increased 8% to $96 million in 2013 due to higher sales volume and higher average proceeds per unit.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

				Change
	2014	2013	2012	2014/2013	2013/2012
	(Dollars in thousands)
Interest expense	$142,075	137,196	140,557	4%	(2)%
Effective interest rate	3.2%	3.5%	3.8%
Interest expense increased 4% to $142 million in 2014 and decreased 2% to $137 million in 2013. The increase in 2014 reflects higher average outstanding debt partially offset by a lower effective interest rate. The increase in average outstanding debt reflects planned higher vehicle capital spending. The lower effective interest rate in 2014 primarily reflects the replacement of higher interest rate debt with debt issuances at lower rates. In 2013, the decrease in interest expense was due to a lower effective interest rate partially offset by higher average outstanding debt.

	2014	2013	2012
	(In thousands)
Miscellaneous income, net	$13,613	15,372	11,727
Refer to Note 28, “Miscellaneous Income, Net” in the Notes to Consolidated Financial Statements for a discussion of the components of miscellaneous income.

	2014	2013	2012
	(In thousands)
Restructuring and other charges (recoveries), net	$2,387	(470)	8,070
During the fourth quarter of 2014, we approved plans to reduce our workforce in multiple locations as a result of cost containment actions. Workforce reductions resulted in a pre-tax charge of $2 million for severance. These actions will be substantially completed by the end of the first quarter of 2015. The workforce reduction is expected to result in annual cost savings of approximately $4 million. Refer to Note 4, “Restructuring and Other Charges (Recoveries)” in the Notes to Consolidated Financial Statements for a discussion of prior year charges (recoveries).

				Change
	2014	2013	2012	2014/2013	2013/2012
	(Dollars in thousands)
Provision for income taxes	$118,090	125,699	102,218	(6)%	23%
Effective tax rate from continuing operations	34.9%	34.1%	33.7%
Our provision for income taxes and effective income tax rates are impacted by such items as enacted tax law changes, settlement of tax audits and the reversal of reserves for uncertain tax positions due to the expiration of statutes of limitation. In the aggregate, these items reduced the effective rate by 1.8% in 2014, 0.8% in 2013 and 1.6% in 2012. Excluding these items, our effective tax rate in 2014 increased as a result of a higher proportionate amount of earnings in higher tax rate jurisdictions. Our effective tax rate in 2013 benefited from lower foreign tax rates.
On December 19, 2014, the U.S. enacted the Tax Increase Prevention Act of 2014. This enactment along with the American Taxpayer Relief Act of 2012 and the 2010 Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act (collectively, the “Acts”) expanded and extended bonus depreciation to qualified property placed in service during 2010 through 2014. These changes will continue to significantly reduce our U.S. federal tax payments.

	2014	2013	2012
	(In thousands)
(Loss) Earnings from discontinued operations, net of tax	$(1,884)	(5,404)	9,080
Results of discontinued operations in 2014, 2013 and 2012 included losses related to adverse legal developments and professional and administrative fees associated with our discontinued South American operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

FULL YEAR OPERATING RESULTS BY BUSINESS SEGMENT

				Change
	2014	2013	2012	2014/2013	2013/2012
	(In thousands)
Revenue:
Fleet Management Solutions	$4,655,758	4,494,686	4,405,325	4%	2%
Supply Chain Solutions	2,461,149	2,383,063	2,280,586	3	4
Eliminations	(478,133)	(458,464)	(428,944)	(4)	(7)
Total	$6,638,774	6,419,285	6,256,967	3%	3%

Operating Revenue:
Fleet Management Solutions	$3,630,521	3,424,485	3,321,150	6%	3%
Supply Chain Solutions	2,157,101	2,063,858	1,944,518	5	6
Eliminations	(240,782)	(217,849)	(199,346)	(11)	(9)
Total	$5,546,840	5,270,494	5,066,322	5%	4%

EBT:
Fleet Management Solutions	$434,018	344,049	307,628	26%	12%
Supply Chain Solutions	122,356	129,959	115,193	(6)	13
Eliminations	(41,361)	(35,489)	(29,265)	(17)	(21)
	515,013	438,519	393,556	17	11
Unallocated Central Support Services	(51,740)	(45,493)	(42,348)	(14)	(7)
Non-operating pension costs	(9,768)	(24,285)	(31,423)	60	23
Restructuring and other (charges) recoveries, net and other items	(114,956)	154	(16,668)	NM	NM
Earnings from continuing operations before income taxes	$338,549	368,895	303,117	(8)%	22%

As part of management’s evaluation of segment operating performance, we define the primary measurement of our segment financial performance as EBT from continuing operations, which includes an allocation of Central Support Services (CSS), and excludes non-operating pension costs, restructuring and other (charges) recoveries net, as described in Note 4, “Restructuring and Other Charges (Recoveries),” and the items discussed in Note 25, “Other Items Impacting Comparability,” in the Notes to Consolidated Financial Statements. CSS represents those costs incurred to support all business segments, including human resources, finance, corporate services and public affairs, information technology, health and safety, legal, marketing and corporate communications.
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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

The following table provides a reconciliation of items excluded from our segment EBT measure to their classification within our Consolidated Statements of Earnings:

Description	Consolidated Statements of Earnings Line Item	2014	2013	2012
		(In thousands)
Pension lump sum settlement expense (1)	Pension lump sum settlement expense	$(97,231)	—	—
Pension settlement charges (1)	SG&A	(12,564)	(2,820)	—
Non-operating pension costs	SG&A	(9,768)	(24,285)	(31,423)
Restructuring and other (charges) recoveries, net (2)	Restructuring and other charges	(2,387)	470	(8,070)
Acquisition-related tax adjustment (3)	SG&A	(1,808)	—	—
Acquisition transaction costs (4)	SG&A	(566)	—	(368)
Superstorm Sandy vehicle-related recoveries (losses) (3)	Cost of services	—	600	(8,230)
Foreign currency translation benefit (3)	Miscellaneous income	—	1,904	—
Consulting fees (3)	SG&A	(400)	—	—
		$(124,724)	(24,131)	(48,091)
________________

(1)	See Note 23, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements for additional information.

(2)	See Note 4, “Restructuring and Other Charges (Recoveries),” in the Notes to Consolidated Financial Statements for additional information.

(3)	See Note 25, “Other Items Impacting Comparability,” in the Notes to Consolidated Financial Statements for additional information.

(4)	See Note 3, “Acquisitions,” in the Notes to Consolidated Financial Statements for additional information.

Fleet Management Solutions

				Change
	2014	2013	2012	2014/2013	2013/2012
	(Dollars in thousands)
Full service lease	$2,276,381	2,177,419	2,102,212	5%	4%
Contract maintenance	184,591	180,282	187,229	2	(4)
Contractual revenue	2,460,972	2,357,701	2,289,441	4	3
Commercial rental	876,994	789,496	772,799	11	2
Contract-related maintenance	221,491	205,258	186,955	8	10
Other	71,064	72,029	71,955	(1)	—
Operating revenue (1)	3,630,521	3,424,484	3,321,150	6	3
Fuel services revenue	1,025,237	1,070,201	1,084,175	(4)	(1)
Total revenue	$4,655,758	4,494,685	4,405,325	4%	2%

Segment EBT	$434,018	344,049	307,628	26%	12%

Segment EBT as a % of total revenue	9.3%	7.7%	7.0%	160 bps	70 bps

Segment EBT as a % of operating revenue (1)	12.0%	10.0%	9.3%	200 bps	70 bps
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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Total revenue increased 4% in 2014 to $4.66 billion and increased 2% in 2013 to $4.49 billion. Operating revenue (revenue excluding fuel) increased 6% in 2014 to $3.63 billion and increased 3% in 2013 to $3.42 billion. The following table summarizes the components of the change in revenue on a percentage basis versus the prior year:

	2014		2013
	Total	Operating	Total	Operating
Organic including price and volume	5%	6%	2%	3%
FMS fuel	(1)	—	—	—
Total increase	4%	6%	2%	3%
2014 versus 2013
Full service lease revenue increased 5% in 2014 due to lease fleet growth and higher pricing on replacement vehicles. The average number of full service lease vehicles increased 2% from the prior year. We expect favorable full service lease comparisons to continue next year primarily due to strong sales activity during 2014. Commercial rental revenue increased 11% in 2014 reflecting increased global rental pricing (up 4% in 2014) and increased demand in North America. We expect favorable commercial rental comparisons next year driven by increased global pricing and increased demand. Contract-related maintenance revenue increased 8% in 2014 reflecting higher volumes of services and growth in our on-demand maintenance product. Contract maintenance revenue increased 2% in 2014 primarily due to new business. Both contract-related maintenance and contract maintenance were positively impacted by the acquisition of Bullwell Trailer Solutions, a U.K.-based trailer repair and maintenance company, on August 1, 2014. Fuel services revenue declined 4% in 2014 due to lower prices passed through to customers and fewer gallons sold.
FMS EBT increased 26% in 2014 to $434 million primarily due to strong commercial rental performance, significantly higher used vehicle sales results and better full service lease results. Commercial rental performance improved 16% in 2014 from the prior year reflecting higher pricing (up 4% in 2014) and increased North American demand. Rental power fleet utilization was 77.6% in 2014, down slightly from 78.3% in 2013 on an 8% larger average rental power fleet. Used vehicle sales results increased due to higher proceeds per unit partially offset by lower volume. Full service lease and rental results benefited from lower depreciation of $25 million due to residual value policy changes implemented January 1, 2014. Full service lease comparisons also benefited from growth in fleet size.
2013 versus 2012
Full service lease revenue increased 4% in 2013 primarily reflecting higher prices on new and replacement vehicles. The higher pricing on new and replacement vehicles was driven by higher costs on new engine technology. The average number of full service lease vehicles increased slightly from the prior year. Commercial rental revenue increased 2% in 2013 reflecting increased global rental pricing (up 3% in 2013) and increased demand in the U.S. partially offset by lower demand in the U.K. Contract-related maintenance revenue increased 10% in 2013 primarily due to our new on-demand maintenance product initiative and the benefit of a prior year acquisition. Contract maintenance revenue decreased 4% due to a higher proportion of trailer maintenance contract sales. Fuel services revenue declined 1% in 2013 due to lower prices passed through to customers.
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
The following table provides commercial rental statistics on our global fleet:

				Change
	2014	2013	2012	2014/2013	2013/2012
	(Dollars in thousands)
Rental revenue from non-lease customers	$523,063	463,890	442,520	13%	5%
Rental revenue from lease customers (1)	$353,931	325,606	330,279	9%	(1)%
Average commercial rental power fleet size – in service (2), (3)	31,200	28,900	30,200	8%	(4)%
Commercial rental utilization – power fleet	77.6%	78.3%	74.9%	(70) bps	340 bps
______________

(1)	Represents revenue from rental vehicles provided to our existing full service lease customers, generally during peak periods in their operations.

(2)	Number of units rounded to nearest hundred and calculated using average counts.

(3)	Fleet size excluding trailers.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Our global fleet of owned and leased revenue earning equipment and contract maintenance vehicles is summarized as follows (number of units rounded to the nearest hundred):
				Change
	2014	2013	2012	2014/2013	2013/2012
End of period vehicle count
By type:
Trucks(1)	68,900	68,700	68,800	—%	—%
Tractors (2)	62,400	60,200	58,800	4	2
Trailers (3), (4)	41,400	41,700	42,700	(1)	(2)
Other	1,400	1,500	2,200	(7)	(32)
Total	174,100	172,100	172,500	1%	—%

By ownership:
Owned	169,800	169,000	168,000	—%	1%
Leased	4,300	3,100	4,500	39	(31)
Total	174,100	172,100	172,500	1%	—%

By product line: (4)
Full service lease	125,500	122,900	122,400	2%	—%
Commercial rental	39,900	38,200	38,000	4	1
Service vehicles and other	3,200	3,100	2,900	3	7
Active units	168,600	164,200	163,300	3	1
Held for sale	5,500	7,900	9,200	(30)	(14)
Total	174,100	172,100	172,500	1	—
Customer vehicles under contract maintenance	42,400	37,400	37,800	13	(1)
Total vehicles serviced	216,500	209,500	210,300	3%	—%

Average vehicle count
By product line:
Full service lease	123,400	121,400	121,900	2%	—%
Commercial rental	39,800	37,700	40,100	6	(6)
Service vehicles and other	3,100	3,000	2,900	3	3
Active units	166,300	162,100	164,900	3	(2)
Held for sale	6,500	9,100	8,800	(29)	3
Total	172,800	171,200	173,700	1	(1)

Customer vehicles under contract maintenance	39,500	37,700	36,500	5%	3%

Customer vehicles under transactional maintenance (5)	17,000	10,600	—	60%	NM

Total vehicles serviced	229,300	219,500	210,200	4%	4%
__________________

(1)	Generally comprised of Class 1 through Class 6 type vehicles with a Gross Vehicle Weight (GVW) up to 26,000 pounds.

(2)	Generally comprised of over the road on highway tractors and are primarily comprised of Classes 7 and 8 type vehicles with a GVW of over 26,000 pounds.

(3)	Generally comprised of dry, flatbed and refrigerated type trailers.

(4)
Includes 6,800 UK trailers (4,400 full service lease and 2,400 commercial rental), 7,700 UK trailers (5,000 full service lease and 2,700 commercial rental) and 9,400 UK trailers (6,200 full service lease and 3,200 commercial rental) as of December 31, 2014, 2013 and 2012, respectively, primarily acquired as part of the Hill Hire acquisition.

(5)
Comprised of the number of unique vehicles serviced under transactional on-demand maintenance agreements. Vehicles included in the end of period count may have been serviced more than one time during the respective annual period.

Note:	Average vehicle counts were computed using 24-point average based on monthly information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

The totals in the previous table include the following non-revenue earning equipment for the global fleet (number of units rounded to the nearest hundred):

				Change
Number of Units	2014	2013	2012	2014/2013	2013/2012
Not yet earning revenue (NYE)	2,300	2,800	2,200	(18)%	27%
No longer earning revenue (NLE):
Units held for sale	5,500	7,900	9,200	(30)	(14)
Other NLE units	3,000	2,800	2,800	7	—
Total	10,800	13,500	14,200	(20)%	(5)%
NYE units represent new vehicles on hand that are being prepared for deployment to a lease customer or into the rental fleet. Preparations include activities such as adding lift gates, paint, decals, cargo area and refrigeration equipment. For 2014, the number of NYE units decreased compared with December 31, 2013, reflecting the timing of lease replacements. NLE units represent all vehicles held for sale and vehicles for which no revenue has been earned in the previous 30 days. Accordingly, these vehicles may be temporarily out of service, being prepared for sale or awaiting redeployment. For 2014, the number of NLE units decreased reflecting lower used vehicle inventories. We expect NLE units to remain at similar levels in 2015.
Supply Chain Solutions

				Change
	2014	2013	2012	2014/2013	2013/2012
	(Dollars in thousands)
Operating revenue:
Automotive	$558,689	573,367	563,493	(3)%	2%
Technology and healthcare	359,294	332,570	317,480	8	5
CPG and retail	776,327	737,101	711,189	5	4
Industrial and other	462,791	420,820	352,356	10	19
Total operating revenue (1)	2,157,101	2,063,858	1,944,518	5	6
Subcontracted transportation	304,048	319,205	336,068	(5)	(5)
Total revenue	$2,461,149	2,383,063	2,280,586	3%	4%
Segment EBT	$122,356	129,959	115,193	(6)%	13%
Segment EBT as a % of total revenue	5.0%	5.5%	5.1%	(50) bps	40 bps
Segment EBT as a % of operating revenue (1)	5.7%	6.3%	5.9%	(60) bps	40 bps

Memo:
Dedicated services total revenue	$1,400,003	1,350,448	1,295,094	4%	4%
Dedicated services operating revenue (1) (2)	$1,261,616	1,211,959	1,137,379	4%	7%
Average fleet	12,600	12,000	11,500	5%	4%
Fuel costs (3)	$262,185	269,258	258,881	(3)%	4%
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

(2)	Dedicated services operating revenue excludes dedicated subcontracted transportation as follows: $138 million, $138 million and $158 million for 2014, 2013 and 2012, respectively.

(3)	Fuel costs are largely a pass-through to customers and therefore have a direct impact on revenue with no impact on EBT except in the event of sudden changes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Total revenue increased 3% in 2014 to $2.46 billion and increased 4% in 2013 to $2.38 billion. Operating revenue (revenue excluding subcontracted transportation) increased 5% in 2014 to $2.16 billion and 6% in 2013 to $2.06 billion.

The following table summarizes the components of the change in revenue on a percentage basis versus the prior year:

	2014		2013
	Total	Operating	Total	Operating
Organic including price and volume	5%	6%	4%	5%
Subcontracted transportation	(1)	—	—	—
Foreign exchange	(1)	(1)	—	—
Fuel cost pass-throughs	—	—	—	1
Total increase	3%	5%	4%	6%

We expect favorable revenue comparisons to continue next year primarily due to actual and planned new sales activity.

2014 versus 2013
SCS EBT decreased 6% in 2014 to $122 million due to lost automotive business including shutdown costs, start-up costs on an international distribution management account and downtime and other costs related to severe winter weather in the first quarter. In addition, comparisons in 2014 were negatively impacted by favorable insurance developments in 2013. These declines were partially offset by new business and increased sales volume in our industrial, consumer packaged goods and retail industries.
2013 versus 2012
SCS EBT increased 13% in 2013 to $130 million due to new business and increased sales volume. The earnings improvement also reflected unusually high medical benefit costs in 2012 and favorable insurance developments in 2013.

Central Support Services

				Change
	2014	2013	2012	2014/2013	2013/2012
	(In thousands)
Human resources	$19,255	18,868	19,259	2%	(2)%
Finance	50,672	49,702	51,262	2	(3)
Corporate services and public affairs	11,142	14,896	14,132	(25)	5
Information technology	79,498	68,416	60,093	16	14
Legal and safety	23,917	22,794	21,694	5	5
Marketing (1)	21,409	13,348	15,061	60	(11)
Other	36,689	35,586	27,562	3	29
Total CSS	242,582	223,610	209,063	8	7
Allocation of CSS to business segments	(190,842)	(178,117)	(166,715)	7	7
Unallocated CSS	$51,740	45,493	42,348	14%	7%
__________________

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

2014 versus 2013
Total CSS costs increased 8% in 2014 to $243 million primarily driven by investments in information technology and marketing, as well as higher compensation-related expenses. The increased costs were partially offset by benefits from the purchase of our headquarters facility and lower spending on public affairs. Unallocated CSS costs increased in 2014 to $52 million due to increased investments in marketing initiatives, higher compensation-related expenses, and increased legal and consulting fees. These increases were partially offset by lower spending on public affairs and benefits from the purchase of our headquarters facility during 2014.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

2013 versus 2012
Total CSS costs increased 7% in 2013 to $224 million due to planned higher investments in information technology initiatives and higher compensation-related expenses as a result of improved year over year company performance. Unallocated CSS costs increased in 2013 to $45 million due to higher compensation-related expenses.

FOURTH QUARTER CONSOLIDATED RESULTS

	Three months ended December 31,		Change
	2014	2013	2014/2013
	(Dollars in thousands, except per share amounts)
Total revenue	$1,656,316	1,617,729	2%
Operating revenue	1,415,395	1,344,709	5

EBT	$13,779	97,627	(86)%
Comparable EBT	129,362	107,969	20
Earnings from continuing operations	11,700	65,944	(82)
Comparable earnings from continuing operations	84,864	72,063	18
Net earnings	11,296	64,607	(83)

Earnings per common share — Diluted
Continuing operations	$0.22	1.24	(82)%
Comparable	$1.60	1.35	19
Net earnings	$0.21	1.22	(83)
Total revenue increased 2% in the fourth quarter of 2014 to $1.66 billion. Operating revenue (revenue excluding FMS fuel and all subcontracted transportation) increased 5% in the fourth quarter of 2014 to $1.42 billion. The following table summarizes the components of the change in revenue on a percentage basis versus the prior year:

	Three months ended December 31, 2014
	Total	Operating
Organic including price and volume	4%	5%
Fuel	(2)%	—
Total increase	2%	5%
EBT decreased 86% in the fourth quarter of 2014 to $14 million. The decrease in EBT was driven by $109 million of pension settlement charges recorded as a result of the lump sum settlement of a portion of our U.S. pension plan obligation and settlements related to our multi-employer pension plans. These decreases were partially offset by better performance in both the FMS and SCS business segments. Comparable EBT increased 20% due to strong commercial rental, higher full service lease results, and, to a lesser extent, new business and higher volumes in SCS. See “Fourth Quarter Operating Results by Business Segment” for further discussion of segment operating results.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

FOURTH QUARTER OPERATING RESULTS BY BUSINESS SEGMENT

	Three months ended December 31,		Change
	2014	2013	2014/2013
	(In thousands)
Revenue:
Fleet Management Solutions	$1,152,527	1,135,479	2%
Supply Chain Solutions	618,412	598,657	3
Eliminations	(114,623)	(116,407)	2
Total	$1,656,316	1,617,729	2%
Operating Revenue:
Fleet Management Solutions	$930,795	875,722	6%
Supply Chain Solutions	546,272	525,881	4
Eliminations	(61,672)	(56,894)	(8)
Total	$1,415,395	1,344,709	5%
EBT:
Fleet Management Solutions	$122,538	98,209	25%
Supply Chain Solutions	33,692	32,948	2
Eliminations	(11,646)	(9,707)	(20)
	144,584	121,450	19
Unallocated Central Support Services	(15,222)	(13,481)	(13)
Non-operating pension costs	(2,455)	(8,952)	73
Restructuring and other charges, net and other items	(113,128)	(1,390)	NM
Earnings from continuing operations before income taxes	$13,779	$97,627	(86)%

Fleet Management Solutions
Total revenue increased 2% to $1.15 billion in the fourth quarter of 2014. Operating revenue (revenue excluding fuel) increased 6% in the fourth quarter of 2014 to $931 million. The following table summarizes the components of the change in revenue on a percentage basis versus the prior year.

	Three months ended December 31, 2014
	Total	Operating
Organic including price and volume	5%	7%
FMS fuel	(3)	—
Foreign exchange	—	(1)
Total increase	2%	6%
Fuel services revenue decreased 15% in the fourth quarter of 2014 due to lower fuel prices passed through to customers. Full service lease revenue increased 5% in the fourth quarter of 2014 reflecting higher prices on replacement vehicles and growth in fleet size. The lease fleet grew by 2% from the prior year. Commercial rental revenue improved 10% in the fourth quarter of 2014 reflecting increased demand and higher pricing in North America.

FMS EBT increased 25% in the fourth quarter of 2014 to $123 million primarily reflecting strong commercial rental performance and higher full service lease results. The improvement in commercial rental was driven by increased demand and higher pricing in North America. Rental power fleet utilization increased to 80.1% for the fourth quarter of 2014 from 78.9% in the year-earlier period. Full service lease results benefited from lower depreciation associated with increased residual values and growth in the fleet size.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Supply Chain Solutions
Total revenue increased 3% in the fourth quarter of 2014 to $618 million. Operating revenue (revenue excluding subcontracted transportation) increased 4% in the fourth quarter of 2014 to $546 million. The following table summarizes the components of the change in revenue on a percentage basis versus the prior year:

	Three months ended December 31, 2014
	Total	Operating
Organic including price and volume	6%	6%
Subcontracted transportation	(1)	—
Fuel costs pass throughs	(1)	(1)
Foreign exchange	(1)	(1)
Total increase	3%	4%
SCS operating revenue grew as a result of new business and increased sales volume, primarily in the technology and healthcare as well as CPG and retail industries. This was partially offset by lost automotive business earlier in the year, lower fuel costs passed through to customers and negative impacts from foreign exchange. SCS EBT increased 2% in the fourth quarter of 2014 to $34 million due to new business and increased sales volume. The earnings improvement was partially offset by higher insurance costs.

Central Support Services
Unallocated CSS costs increased 13% in the fourth quarter of 2014 to $15 million primarily due to higher compensation-related expenses and investments in marketing.

FINANCIAL RESOURCES AND LIQUIDITY
Cash Flows
The following is a summary of our cash flows from operating, financing and investing activities from continuing operations:

	2014	2013	2012
	(In thousands)
Net cash provided by (used in):
Operating activities	$1,369,991	1,223,082	1,134,124
Financing activities	198,652	393,635	333,805
Investing activities	(1,578,685)	(1,621,654)	(1,504,273)
Effect of exchange rate changes on cash	297	5,558	1,344
Net change in cash and cash equivalents	$(9,745)	621	(35,000)

Cash provided by operating activities from continuing operations increased to $1.37 billion in 2014 compared with $1.22 billion in 2013 higher earnings, excluding depreciation and pension settlement charges, in addition to reduced working capital needs. The reduced working capital needs were primarily driven by lower payments to vendors within trade accounts payable due to timing. Cash provided by financing activities decreased to $199 million in 2014 from $394 million in 2013 as a result of higher pay-downs of commercial paper borrowings. Cash used in investing activities decreased to $1.58 billion in 2014 compared with $1.62 billion in 2013 primarily due to proceeds from a sale-leaseback transaction completed in 2014.
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
The following table shows the sources of our free cash flow computation:

	2014	2013	2012
	(In thousands)
Net cash provided by operating activities	$1,369,991	1,223,082	1,134,124
Sales of revenue earning equipment	493,477	445,589	405,440
Sale and leaseback of revenue earning equipment	125,825	—	130,184
Sales of operating property and equipment	3,486	6,782	7,350
Collections on direct finance leases	65,517	70,677	71,897
Insurance recoveries and other	(1,250)	8,173	—
Total cash generated	2,057,046	1,754,303	1,748,995
Purchases of property and revenue earning equipment	(2,259,164)	(2,140,464)	(2,133,235)
Free cash flow	$(202,118)	(386,161)	(384,240)

Free cash flow improved to negative $202 million in 2014 compared with negative $386 million in 2013 as the impacts of higher cash flows from operations in 2014 and the proceeds from the sale-leaseback were partially offset by higher capital expenditures. Free cash flow decreased slightly to negative $386 million in 2013 compared with negative $384 million in 2012 as the impacts of higher cash flows from operations were offset by proceeds from the sale-leaseback transaction completed in 2012. We expect free cash flow in 2015 to be negative $300 million.
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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

The following is a summary of capital expenditures:

	2014	2013	2012
	(In thousands)
Revenue earning equipment:
Full service lease	$1,732,904	1,823,320	1,548,318
Commercial rental	415,186	275,023	542,301
	2,148,090	2,098,343	2,090,619
Operating property and equipment	150,145	85,866	70,144
Total capital expenditures (1)	2,298,235	2,184,209	2,160,763
Changes in accounts payable related to purchases of revenue earning equipment	(39,071)	(43,745)	(27,528)
Cash paid for purchases of property and revenue earning equipment	$2,259,164	2,140,464	2,133,235
_____________

(1)
Non-cash additions exclude approximately $8 million, $6 million and $1 million in 2014, 2013 and 2012, respectively, in assets held under capital leases resulting from the extension of existing operating leases and other additions. Capital expenditures also exclude non-cash additions of approximately $20 million in 2012 in assets held under capital leases resulting from the Euroway acquisition in 2012.

Capital expenditures (accrual basis) increased 5% to $2.30 billion in 2014 reflecting planned higher investments in the commercial rental fleet and the purchase of our headquarter facility. Capital expenditures (accrual basis) increased 1% to $2.18 billion in 2013 reflecting investments to fulfill contractual sales made to customers renewing and growing their full service lease fleets with us. We expect capital expenditures to increase to $2.6 billion in 2015, reflecting investments to fullfill full service lease contractual sales. We expect to fund 2015 capital expenditures with both internally generated funds, additional debt financing, and proceeds from sale and leaseback transactions.
Working Capital

	2014	2013
	(In thousands)
Current assets	$1,076,197	$1,062,493
Current liabilities	1,093,591	1,231,139
Working capital	$(17,394)	$(168,646)
Our net working capital (current assets less current liabilities) was negative $17 million at December 31, 2014 compared with negative $169 million at December 31, 2013. The increase in net working capital is primarily driven by a decline in the current portion of long term debt as a result of our ability and intent to finance on a long-term basis. Our global revolving credit facility is used primarily to finance working capital needs. See "Financing and Other Funding Transactions" for further discussion on the adequacy of our funding sources to meet our operating, investing and financing needs.
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

Our debt ratings and rating outlooks at December 31, 2014 were as follows:

	Short-term		Long-term
	Rating	Outlook	Rating	Outlook
Moody’s Investors Service	P2	Stable	Baa1	Stable
Standard & Poor’s Ratings Services	A2	Stable	BBB	Positive
Fitch Ratings	F2	Stable	A-	Stable
Cash and equivalents totaled $50 million as of December 31, 2014, which is available to meet our needs. Approximately $24 million was held outside the U.S. as of December 31, 2014 and is available to fund operations and other growth of non-U.S. subsidiaries. Should Ryder determine to repatriate cash and equivalents held outside the U.S., we may be subject to additional U.S. income taxes and foreign withholding taxes. However, our intent is to permanently reinvest these foreign amounts outside the U.S. and our current plans do not demonstrate a need to repatriate these foreign amounts to fund our U.S. operations.
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
At December 31, 2014, we had the following amounts available to fund operations under the following facilities:

(In millions)
Global revolving credit facility	$612
Trade receivables program	$115
We maintain a $900 million global revolving credit facility used primarily to finance working capital. In order to maintain availability of funding, we must maintain a ratio of debt to consolidated net worth, of less than or equal to 300%. Net worth, as defined in the credit facility, represents shareholders' equity excluding any accumulated other comprehensive income or loss associated with our pension and other postretirement plans. The ratio at December 31, 2014 was 188%. On January 30, 2015, the maturity date of the global revolving credit facility was extended to January 2020 and total availability increased from $900 million to $1.2 billion.
We also have a $175 million trade receivables purchase and sale program, pursuant to which we ultimately sell certain ownership interests in certain of our domestic trade accounts receivable to a receivables conduit or committed purchasers. We use this program to provide additional liquidity to fund our operations, particularly when it is cost effective to do so. The program contains provisions restricting its availability in the event of a material adverse change to our business operations or the collectibility of the collateralized receivables. If no event occurs which causes early termination, the 364-day program will expire on October 22, 2015. At December 31, 2014, $60 million was outstanding under the program and was included within "Long-term debt" on our Consolidated Balance Sheets.
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
Refer to Note 15, “Debt,” in the Notes to Consolidated Financial Statements for further discussion around the global revolving credit facility, the trade receivables program, the issuance of medium-term notes under this shelf registration statement and debt maturities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

The following table shows the movements in our debt balance:

	2014	2013
	(In thousands)
Debt balance at January 1	$4,189,425	3,820,796
Cash-related changes in debt:
Net change in commercial paper borrowings	(221,082)	146,382
Proceeds from issuance of medium-term notes	748,676	549,036
Proceeds from issuance of other debt instruments	91,032	7,953
Retirement of medium-term notes and debentures	(250,000)	(250,000)
Other debt repaid, including capital lease obligations	(30,661)	(82,624)
	337,965	370,747
Non-cash changes in debt:
Fair market value adjustment on notes subject to hedging	(3,341)	(8,554)
Addition of capital lease obligations	7,968	5,698
Changes in foreign currency exchange rates and other non-cash items	(19,535)	738
Total changes in debt	323,057	368,629
Debt balance at December 31	$4,512,482	4,189,425

In accordance with our funding philosophy, we attempt to match the aggregate average remaining re-pricing life of our debt with the aggregate average remaining re-pricing life of our assets. We utilize both fixed-rate and variable-rate debt to achieve this match and generally target a mix of 25% - 45% variable-rate debt as a percentage of total debt outstanding. The variable-rate portion of our total obligations (including notional value of swap agreements) was 25% and 27% at December 31, 2014 and 2013, respectively.
Ryder’s leverage ratios and a reconciliation of on-balance sheet debt to total obligations were as follows:

	2014	% of Equity	2013	% of Equity
	(Dollars in thousands)
On-balance sheet debt	$4,512,482	248%	$4,189,425	221%
Off-balance sheet debt — PV of minimum lease payments and guaranteed residual values under operating leases for vehicles (1)	193,365		94,519
Total obligations (2)	$4,705,847	259%	$4,283,944	226%
_____________

(1)	Present value (PV) does not reflect payments we would be required to make if we terminated the related leases prior to the scheduled expiration dates.

(2)	Non-GAAP financial measure.
On-balance sheet debt to equity consists of balance sheet debt divided by total equity. Total obligations to equity represents balance sheet debt plus the present value of minimum lease payments and guaranteed residual values under operating leases for vehicles, discounted based on our incremental borrowing rate at lease inception, all divided by total equity. Although total obligations is a non-GAAP financial measure, we believe that total obligations is useful as it provides a more complete analysis of our existing financial obligations and helps better assess our overall leverage position. The increase in our leverage ratios in 2014 was due to a decrease in our equity from pension actuarial losses, foreign currency translation and increased obligations to fund capital expenditures.

Off-Balance Sheet Arrangements
Sale and leaseback transactions. Refer to Note 14, “Leases,” in the Notes to Consolidated Financial Statements for a discussion of our sale-leaseback transactions.
Guarantees. Refer to Note 18, “Guarantees,” in the Notes to Consolidated Financial Statements for a discussion of our agreements involving guarantees.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Contractual Obligations and Commitments
As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts such as debt agreements, lease agreements and unconditional purchase obligations. The following table summarizes our expected future contractual cash obligations and commitments at December 31, 2014:

	2015	2016-2017	2018-2019	Thereafter	Total
			(In thousands)
Debt	$4,272	1,559,823	2,740,639	165,357	4,470,091
Capital lease obligations	8,434	16,496	12,630	—	37,560
Total debt, including capital leases (1)	12,706	1,576,319	2,753,269	165,357	4,507,651
Interest on debt (2)	122,470	177,100	64,565	76,288	440,423
Operating leases (3)	103,624	126,190	84,463	65,646	379,923
Purchase obligations (4)	393,030	23,990	3,540	2,159	422,719
Total contractual cash obligations	619,124	327,280	152,568	144,093	1,243,065
Insurance obligations (primarily self-insurance)	109,966	101,529	43,271	44,631	299,397
Other long-term liabilities (5), (6), (7)	3,942	4,456	4,596	55,121	68,115
Total	$745,738	2,009,584	2,953,704	409,202	6,118,228
____________

(1)	Net of unamortized discount and excludes the fair market value adjustment on notes subject to hedging.

(2)
Total debt matures at various dates through fiscal year 2025 and bears interest principally at fixed rates. Interest on variable-rate debt is calculated based on the applicable rate at December 31, 2014. Amounts are based on existing debt obligations, including capital leases, and do not consider potential refinancing of expiring debt obligations.

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

(6)
The amounts exclude our estimated pension contributions. For 2015, our pension contributions, including our minimum funding requirements as set forth by ERISA and international regulatory bodies, are expected to be $39 million. Our minimum funding requirements after 2015 are dependent on several factors. However, we estimate that the undiscounted required global contributions over the next five years are approximately $272 million (pre-tax) (assuming expected long-term rate of return realized and other assumptions remain unchanged). We also have payments due under our other postretirement benefit (OPEB) plans. These plans are not required to be funded in advance, but are pay-as-you-go. See Note 23,“Employee Benefit Plans,” in the Notes to Consolidated Financial Statements for further discussion.

(7)
The amounts exclude $66 million of liabilities associated with uncertain tax positions as we are unable to reasonably estimate the ultimate amount or timing of settlement. See Note 13, “Income Taxes,” in the Notes to Consolidated Financial Statements for further discussion.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Pension Information
We have defined benefit retirement plans which are frozen for non-grandfathered and certain non-union employees in the U.S., Canada and the United Kingdom. The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. We review pension assumptions regularly and we may from time to time make voluntary contributions to our pension plans, which exceed the amounts required by statute. During 2014, total global pension contributions were $107 million compared with $96 million in 2013. We estimate 2015 required pension contributions will be $39 million. The projected present value of estimated global pension contributions that would be required over the next 5 years totals approximately $250 million (pre-tax). Changes in interest rates and the market value of the securities held by the plans could materially change, positively or negatively, the funded status of the plans and affect the level of pension expense and required contributions in future years. The ultimate amount of contributions is also dependent upon the requirements of applicable laws and regulations. See Note 23, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements for additional information.
Due to the underfunded status of our defined benefit plans, we had an accumulated net pension equity charge (after-tax) of $584 million and $474 million at December 31, 2014 and 2013, respectively. The increase in the equity charge in 2014 reflects the impact of a lower discount rate and changes in mortality assumptions to reflect lower mortality trends, partially offset by the recognition of a pension lump sum settlement loss. The total asset return was 10% in 2014.
Pension expense totaled $139 million in 2014 compared to $48 million in 2013. The increase in pension expense primarily reflects pension settlement charges of $110 million, which includes a $97 million non-cash pension loss to settle the future pension obligations of approximately 6,200 former employees in our U.S. pension plan, partially offset by higher than expected return on plan assets. We expect 2015 pension expense to decrease approximately $96 million primarily because of the non-recurring settlement charges in 2014, partially offset by the impact of a lower discount rate and mortality assumption changes. Our 2015 pension expense estimates are subject to change based upon the completion of the actuarial analysis for all pension plans. See the section titled “Critical Accounting Estimates — Pension Plans” for further discussion on pension accounting estimates.
We participate in six U.S. multi-employer pension (MEP) plans that provide defined benefits to employees covered by collective bargaining agreements. At December 31, 2014, approximately 1,000 employees (approximately 3% of total employees) participated in these MEP plans. The annual net pension cost of the MEP plans is equal to the annual contribution determined in accordance with the provisions of negotiated labor contracts. Our current annualized MEP plan contributions total approximately $9 million. Pursuant to current U.S. pension laws, if any MEP plans fail to meet certain minimum funding thresholds, we could be required to make additional MEP plan contributions, until the respective labor agreement expires, of up to 10% of current contractual requirements. Several factors could cause MEP plans not to meet these minimum funding thresholds, including unfavorable investment performance, changes in participant demographics, and increased benefits to participants. The plan administrators and trustees of the MEP plans provide us with the annual funding notice as required by law. This notice sets forth the funded status of the plan as of the beginning of the prior year but does not provide any company-specific information.
Employers participating in MEP plans can elect to withdraw from the plans, contingent upon certain requirements, and be subject to a withdrawal obligation based on, among other factors, the MEP plan’s unfunded vested benefits. U.S. pension regulations provide that an employer can fund its withdrawal obligation in a lump sum or over a time period of up to 20 years based on previous contribution rates. Based on the most recently available plan information, obtained in 2014, we estimate our pre-tax contingent MEP plan withdrawal obligation to be approximately $23 million. During 2014, we recorded estimated pension settlement charges of $13 million related to the transition of employees from two U.S. multi-employer plans into another multi-employer plan in which we participate, and our exit from two U.S. multi-employer pension plans. These charges were recorded within "Selling, general, and administrative expenses" in our Consolidated Statement of Earnings and are included in the Union-administered plans expense. See Note 23, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements for additional information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Share Repurchase Programs and Cash Dividends
Refer to Note 19, “Share Repurchase Programs,” in the Notes to Consolidated Financial Statements for a discussion on our share repurchase programs.
Cash dividend payments to shareholders of common stock were $75 million in 2014, $68 million in 2013, and $61 million in 2012. During 2014, we increased our annual dividend 9% to $1.48 per share of common stock.
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
Exposure to market risk for changes in interest rates exists for our debt obligations. Our interest rate risk management program objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. A hypothetical 100 basis point change in short-term market interest rates would change annual pre-tax earnings by $11 million. We manage our exposure to interest rate risk primarily through the proportion of fixed-rate and variable-rate debt we hold in the total debt portfolio. From time to time, we also use interest rate swap and cap agreements to manage our fixed-rate and variable-rate exposure and to better match the repricing of debt instruments to that of our portfolio of assets. See Note 17, “Derivatives,” in the Notes to Consolidated Financial Statements for further discussion on interest rate swap agreements.
At December 31, 2014, we had $3.30 billion of fixed-rate debt outstanding (excluding capital leases) with a weighted-average interest rate of 3.6% and a fair value of $3.40 billion. A hypothetical 10% decrease or increase in the December 31, 2014 market interest rates would impact the fair value of our fixed-rate debt by approximately $28 million at December 31, 2014. Changes in the relative sensitivity of the fair value of our financial instrument portfolio for these theoretical changes in the level of interest rates are primarily driven by changes in our debt maturities, interest rate profile and amount.
At December 31, 2014, we had $1.17 billion of variable-rate debt, including the impact of interest rate swaps, which effectively changed $600 million of fixed-rate debt instruments to LIBOR-based floating-rate debt. Changes in the fair value of the interest rate swaps were offset by changes in the fair value of the debt instruments and no net gain or loss was recognized in earnings. The fair value of our interest rate swap agreements at December 31, 2014 was recorded as a net asset totaling $5 million. The fair value of our variable-rate debt at December 31, 2014 was $1.18 billion. A hypothetical 10% increase in market interest rates would have impacted 2014 pre-tax earnings from continuing operations by approximately $1 million.
We are also subject to interest rate risk with respect to our pension and postretirement benefit obligations, as changes in interest rates will effectively increase or decrease our liabilities associated with these benefit plans, which also results in changes to the amount of pension and postretirement benefit expense recognized each period.
Exposure to market risk for changes in foreign currency exchange rates relates primarily to our foreign operations’ buying, selling and financing in currencies other than local currencies and to the carrying value of net investments in foreign subsidiaries. The majority of our transactions are denominated in U.S. dollars. The principal foreign currency exchange rate risks to which we are exposed include the Canadian dollar, British pound sterling and Mexican peso. We manage our exposure to foreign currency exchange rate risk related to our foreign operations’ buying, selling and financing in currencies other than local currencies by naturally offsetting assets and liabilities not denominated in local currencies to the extent possible. A hypothetical uniform 10% strengthening in the value of the dollar relative to all the currencies in which our transactions are denominated would result in a decrease to pre-tax earnings from continuing operations of approximately $9 million. We also use foreign currency option contracts and forward agreements from time to time to hedge foreign currency transactional exposure. We generally do not hedge the translation exposure related to our net investment in foreign subsidiaries, since we have no near-term intent to repatriate funds from such subsidiaries.
Exposure to market risk for fluctuations in fuel prices relates to a small portion of our service contracts for which the cost of fuel is integral to service delivery and the service contract does not have a mechanism to adjust for increases in fuel prices. At December 31, 2014, we also had various fuel purchase arrangements in place to ensure delivery of fuel at market rates in the event of fuel shortages. We are exposed to fluctuations in fuel prices in these arrangements since none of the arrangements fix the price of fuel to be purchased. Increases and decreases in the price of fuel are generally passed on to our customers for which we realize minimal changes in profitability during periods of steady market fuel prices. However, profitability may be positively or negatively impacted by sudden increases or decreases in market fuel prices during a short period of time as customer pricing for fuel services is established based on market fuel costs. We believe the exposure to fuel price fluctuations would not materially impact our results of operations, cash flows or financial position.

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
Depreciation and Residual Value Guarantees. We periodically review and adjust the residual values and useful lives of revenue earning equipment of our FMS business segment as described in Note 1, “Summary of Significant Accounting Policies — Revenue Earning Equipment, Operating Property and Equipment, and Depreciation” and “Summary of Significant Accounting Policies — Residual Value Guarantees and Deferred Gains,” in the Notes to Consolidated Financial Statements. Reductions in residual values (i.e., the price at which we ultimately expect to dispose of revenue earning equipment) or useful lives will result in an increase in depreciation expense over the life of the equipment. Based on the mix of revenue earning equipment at December 31, 2014, a 10% decrease in expected vehicle residual values would increase depreciation expense (or decrease gains on sales of vehicles) in 2015 by approximately $119 million. We review residual values and useful lives of revenue earning equipment on an annual basis or more often if deemed necessary for specific groups of our revenue earning equipment. Reviews are performed based on vehicle class, generally subcategories of trucks, tractors and trailers by weight and usage. Our annual review is established with a long-term view considering historical market price changes, current and expected future market price trends, expected life of vehicles included in the fleet and extent of alternative uses for leased vehicles (e.g., rental fleet, and SCS applications). As a result, future depreciation expense rates are subject to change based upon changes in these factors. While we believe that the carrying values and estimated sales proceeds for revenue earning equipment are appropriate, there can be no assurance that deterioration in economic conditions or adverse changes to expectations of future sales proceeds will not occur, resulting in lower gains or losses on sales.
At the end of each year, we complete our annual review of the residual values and useful lives of revenue earning equipment. Based on the results of our analysis, we adjust the residual values and useful lives of certain classes of our revenue earning equipment effective January 1. The following are the increases to pre-tax earnings as a result of our residual value reviews:

2015	2014	2013
$40 million	$25 million	$30 million
Factors that could cause actual results to materially differ from the estimated results include significant changes in the used equipment market brought on by unforeseen changes in technology innovations and any resulting changes in the useful lives of used equipment.
Depreciation expense was $1.0 billion, $957 million and $940 million in 2014, 2013 and 2012, respectively. Depreciation expense relates primarily to FMS revenue earning equipment. Depreciation expense increased 9% in 2014, driven by higher full service lease and commercial rental fleet, partially offset by $25 million from changes in residual values. Depreciation expense increased 2% in 2013 driven by higher average net vehicle investments, partially offset by $30 million from changes in residual values.

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
Assumptions as to mortality of the participants in our pension plan is a key estimate in measuring the expected payments a participant may receive over their lifetime and therefore the amount of expense we will recognize. During 2014, the Society of Actuaries released a series of updated mortality tables resulting from recent studies conducted by them measuring mortality rates for various groups of individuals. The updated mortality tables reflect improved trends in longevity and therefore have the effect of increasing the estimate of benefits to be received by plan participants. We updated our mortality assumptions by taking into consideration the newly issued mortality tables as well as our own historical experience.
As part of our strategy to manage future pension costs and net funded status volatility, we regularly assess our pension investment strategy. In 2013, we modified our U.S. pension investment policy and strategy to reduce the effects of future volatility on the fair value of our pension assets relative to our pension liabilities as a result of an asset-liability study. Under the new strategy, we have increased our allocation of high quality, longer-term fixed income securities and reduced our allocation of equity investments as the funded status of the plan improves. The composition of our pension assets was 51% equity securities and alternative assets and 49% debt securities and other investments. We continually evaluate our mix of investments between equity and fixed income securities and adjust the composition of our pension assets when appropriate. In 2014, we adjusted our long-term expected rate of return assumption for our primary U.S. plan down to 6.50% from 6.80% based on the factors reviewed. The expected rate of return assumption for the fixed income portion of our portfolio mirrors the discount rate in order to align the expected return on fixed income securities with the movement in the pension liability under our strategy.
Accounting guidance applicable to pension plans does not require immediate recognition of the effects of a deviation between these assumptions and actual experience or the revision of an estimate. This approach allows the favorable and unfavorable effects that fall within an acceptable range to be netted and recorded within “Accumulated other comprehensive loss.” We had a pre-tax actuarial loss of $906 million at the end of 2014 compared with a loss of $745 million at the end of 2013. The increase in the net actuarial loss in 2014 resulted primarily from the adoption of new mortality assumptions and a lower discount rate. To the extent the amount of actuarial gains and losses exceed 10% of the larger of the benefit obligation or plan assets, such amount is amortized over the average remaining life expectancy of active participants or the remaining life expectancy of inactive participants if all or almost all of a plan’s participants are inactive. The amount of the actuarial loss subject to amortization in 2015 and future years will be $684 million. We expect to recognize approximately $32 million of the net actuarial loss as a component of pension expense in 2015. The effect on years beyond 2015 will depend substantially upon the actual experience of our plans.
Disclosure of the significant assumptions used in arriving at the 2014 net pension expense is presented in Note 23, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements. A sensitivity analysis of 2014 net pension expense to changes in key underlying assumptions for our primary plan, the U.S. pension plan, is presented below.

	Assumed Rate	Change	Impact on 2014 Net Pension Expense	Effect on December 31, 2014 Projected Benefit Obligation
Expected long-term rate of return on assets	6.50%	+/– 0.25	–/+ $ 3.4 million
Discount rate increase	5.00%	+ 0.25	- $ 0.6 million	- $48 million
Discount rate decrease	5.00%	– 0.25	+ $ 0.3 million	+ $48 million
Actual return on assets	6.50%	+/– 0.25	–/+ $ 0.3 million
Contributions at the beginning of the year		+ $50 million	– $ 3.3 million

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Self-Insurance Accruals. Self-insurance accruals were $301 million and $290 million as of December 31, 2014 and 2013, respectively. The majority of our self-insurance relates to vehicle liability and workers’ compensation. We use a variety of statistical and actuarial methods that are widely used and accepted in the insurance industry to estimate amounts for claims that have been reported but not paid and claims incurred but not reported. In applying these methods and assessing their results, we consider such factors as frequency and severity of claims, claim development and payment patterns and changes in the nature of our business, among other factors. Such factors are analyzed for each of our business segments. Our estimates may be impacted by such factors as increases in the market price for medical services, unpredictability of the size of jury awards and limitations inherent in the estimation process. During 2014, 2013, and 2012, we recorded a benefit within earnings of $14 million, $5 million, and $1 million, respectively, from developments in estimated prior years’ self-insured loss reserves. Based on self-insurance accruals at December 31, 2014, a 5% adverse change in actuarial claim loss estimates would increase operating expense in 2015 by approximately $14 million.
Goodwill Impairment. We assess goodwill for impairment, as described in Note 1, “Summary of Significant Accounting Policies — Goodwill and Other Intangible Assets,” in the Notes to Consolidated Financial Statements, on an annual basis or more often if deemed necessary. At December 31, 2014, goodwill totaled $393 million. To determine whether goodwill impairment indicators exist, we are required to assess the fair value of the reporting unit and compare it to the carrying value. A reporting unit is a component of an operating segment for which discrete financial information is available and management regularly reviews its operating performance. In evaluating goodwill for impairment, we have the option to first assess qualitative factors to determine whether further impairment testing is necessary.
Our annual impairment test performed as of April 1, 2014 did not result in any impairment of goodwill. We performed a quantitative test for one reporting unit in the Supply Chain Solutions business segment consistent with our policy of periodically updating our reporting units' fair values. We performed a qualitative test for our other reporting units, which considered individual factors such as macroeconomic conditions, changes in our industry, and the markets in which we operate as well as our historical and expected future financial performance. Examples of factors we considered included the results of our most recent impairment tests, improvements in our financial performance, a lack of significant changes in our competitive landscape, increases in our stock price as compared to a relatively stable carrying value since our most recent impairment tests and improvements in macroeconomic conditions since 2013.
After performing the qualitative test, we concluded it is more likely than not that fair values are greater than carrying values and no additional testing was performed. As of December 31, 2014, there have been no events or changes in circumstances that would change our conclusion.
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
Tax regulations require items to be included in the tax return at different times than the items are reflected in the financial statements. As a result, the effective tax rate reflected in the financial statements is different than that reported in the tax return. Some of these differences are permanent, such as expenses that are not deductible on the tax return, and some are timing differences, such as depreciation expense. Timing differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in the tax return in future years for which we have already recorded the tax benefit in the financial statements. Deferred tax assets amounted to $748 million and $608 million at December 31, 2014 and 2013, respectively. We record a valuation allowance for deferred tax assets to reduce such assets to amounts expected to be realized. At December 31, 2014 and 2013, the deferred tax valuation allowance, principally attributed to foreign tax loss carryforwards in the SCS business segment, was $25 million and $34 million, respectively. In determining the required level of valuation allowance, we consider whether it is more likely than not that all or some portion of deferred tax assets will not be realized. This assessment is based on management’s expectations as to whether sufficient taxable income of an appropriate character will be realized within tax carryback and carryforward periods. Our assessment involves estimates and assumptions about matters that are inherently uncertain, and unanticipated events or circumstances could cause actual results to differ from these estimates. Should we change our estimate of the amount of deferred tax assets that we would be able to realize, an adjustment to the valuation allowance would result in an increase or decrease to the provision for income taxes in the period such a change in estimate was made.
As part of our calculation of the provision for income taxes, we determine whether the benefits of our tax positions are at least more likely than not of being sustained upon audit based on the technical merits of the tax position. We accrue the largest amount of the benefit that is more than not of being sustained in our consolidated financial statements. These accruals requirement management to make estimates and judgments with respect to the ultimate outcome of a tax audit. Actual results could vary materially from these estimates. We adjust these reserves, including any impact on the related interest and penalties, in light of changing facts and circumstances, such as the progress of a tax audit.
A number of years may elapse before a particular matter for which we have established a reserve is audited and finally resolved. The number of years with open tax audits varies depending on the tax jurisdiction. The tax benefit that has been previously reserved because of a failure to meet the “more likely than not” recognition threshold would be recognized in our income tax expense in the first interim period when the uncertainty is resolved under any one of the following conditions: (1) the tax position is “more likely than not” to be sustained, (2) the tax position, amount, and/or timing is ultimately settled through negotiation or litigation, or (3) the statute of limitations for the tax position has expired. Settlement of any particular issue would usually require the use of cash. See Note 13, “Income Taxes,” in the Notes to Consolidated Financial Statements for further discussion of the status of tax audits and uncertain tax positions.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 1, “Summary of Significant Accounting Policies – Recent Accounting Pronouncements,” in the Notes to Consolidated Financial Statements for a discussion of recent accounting pronouncements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

NON-GAAP AND SEGMENT FINANCIAL MEASURES
Non-GAAP Financial Measures. This Annual Report on Form 10-K includes information extracted from consolidated financial information but not required by generally accepted accounting principles (GAAP) to be presented in the financial statements. Some of this information is considered a “non-GAAP financial measure” as defined by SEC rules. Specifically, we refer to adjusted return on average capital, operating revenue, FMS operating revenue, FMS EBT as a % of operating revenue, SCS operating revenue, SCS EBT as a % of operating revenue, dedicated services operating revenue, total cash generated, free cash flow, total obligations, total obligations to equity, comparable earnings from continuing operations, comparable earnings per diluted common share from continuing operations and comparable earnings from continuing operations before income taxes. As required by SEC rules, we provide a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure and an explanation why management believes that presentation of the non-GAAP financial measure provides useful information to investors. Non-GAAP financial measures should be considered in addition to, but not as a substitute for or superior to, other measures of financial performance prepared in accordance with GAAP.
The following table provides a numerical reconciliation of earnings from continuing operations before income taxes (EBT), earnings from continuing operations and earnings per diluted common share from continuing operations to comparable earnings from continuing operations before income taxes, comparable earnings from continuing operations and comparable earnings per diluted common share from continuing operations for the years ended December 31, 2014, 2013, 2012, 2011 and 2010 which was not provided within the MD&A discussion:

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

	Continuing Operations
	2014	2013	2012	2011	2010
	(Dollars in thousands, except per share amounts)
EBT	$338,549	368,895	303,117	279,387	186,305
Non-operating pension costs (1)	9,768	24,285	31,423	18,654	26,552
Pension lump sum settlement expense (2)	97,231	—	—	—	—
Pension settlement charges (2)	12,564	2,820	—	—	—
Restructuring and other charges (recoveries), net (3)	2,387	(470)	8,070	3,655	—
Acquisition-related tax adjustment (4)	1,808	—	—	—	—
Acquisition transaction costs (5)	566	—	368	2,134	4,097
Consulting fees (4)	400	—	—	—	—
Superstorm Sandy vehicle-related (recoveries) losses (4)	—	(600)	8,230	—	—
Foreign currency translation benefit (4)	—	(1,904)	—	—	—
International gain on sale	—	—	—	—	(946)
Comparable EBT	$463,273	393,026	351,208	303,830	216,008

Earnings	$220,459	243,196	200,899	171,368	124,608
Non-operating pension costs (1)	5,411	14,292	19,370	11,055	16,135
Pension lump sum settlement expense (2)	61,333	—	—	—	—
Pension settlement charges (2)	7,623	1,711	—	—	—
Restructuring and other charges (recoveries), net (3)	1,548	(360)	5,263	2,489	—
Acquisition-related tax adjustment (4)	1,808	—	—	(568)	—
Acquisition transaction costs (5)	444	—	277	1,991	4,097
Consulting fees (4)	252	—	—	—	—
Tax law changes and/or benefits from reserve reversals (6)	(1,776)	—	856	5,350	(10,771)
Superstorm Sandy vehicle-related (recoveries) losses (4)	—	(374)	5,117	—	—
Foreign currency translation benefit (4)	—	(1,904)	—	—	—
Tax benefit associated with resolution of prior year tax item	—	—	(4,967)	—	—
International gain on sale	—	—	—	—	(946)
Comparable Earnings	$297,102	256,561	226,815	191,685	133,123

EPS	$4.14	4.63	3.91	3.31	2.37
Non-operating pension costs (1)	0.10	0.28	0.37	0.22	0.31
Pension lump sum settlement expense (2)	1.16	—	—	—	—
Pension settlement charges (2)	0.14	0.03	—	—	—
Restructuring and other charges (recoveries), net (3)	0.03	(0.01)	0.11	0.05	—
Acquisition-related tax adjustment (4)	0.03	—	—	(0.01)	—
Acquisition transaction costs (5)	0.01	—	—	0.04	0.08
Consulting fees (4)	—	—	—	—	—
Tax law changes and/or benefits from reserve reversals (6)	(0.03)	—	0.02	0.10	(0.21)
Superstorm Sandy vehicle-related (recoveries) losses (4)	—	(0.01)	0.10	—	—
Foreign currency translation benefit (4)	—	(0.04)	—	—	—
Tax benefit associated with resolution of prior year tax item	—	—	(0.10)	—	—
International gain on sale	—	—	—	—	(0.02)
Comparable EPS	$5.58	4.88	4.41	3.71	2.53
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

(2)	Refer to Note 23, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements for further discussion.

(3)	Refer to Note 4, “Restructuring and Other Charges (Recoveries),” in the Notes to Consolidated Financial Statements for additional information.

(4)	Refer to Note 25, “Other Items Impacting Comparability,” in the Notes to Consolidated Financial Statements for further discussion.

(5)	Refer to Note 3, “Acquisitions,” in the Notes to Consolidated Financial Statements for additional discussion.

(6)	Refer to Note 13, “Income Taxes,” in the Notes to Consolidated Financial Statements for further discussion.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

The following table provides a numerical reconciliation of EBT from continuing operations, earnings from continuing operations and earnings per diluted common share from continuing operations to comparable EBT from continuing operations, comparable earnings from continuing operations and comparable earnings per diluted common share from continuing operations for the three months ended December 31, 2014 and 2013 that was not provided within the MD&A discussion:

	Continuing Operations
	Earnings Before Income Taxes (EBT)		Earnings		Diluted Earnings per Share (EPS)
	2014	2013	2014	2013	2014	2013
	(Dollars in thousands except per share amounts)
Three months ended December 31
EBT/Earnings/EPS	$13,779	97,627	$11,700	65,944	$0.22	1.24
Non-operating pension costs (1)	2,455	8,952	1,366	5,308	0.03	0.10
Pension lump sum settlement expense (2)	97,231	—	61,333	—	1.16	—
Pension settlement charges (2)	11,302	1,562	6,857	948	0.13	0.01
Restructuring and other charges (recoveries), net (3)	2,387	(172)	1,548	(137)	0.03	—
Acquisition-related tax adjustment (4)	1,808	—	1,808	—	0.03	—
Consulting fees (4)	400	—	252	—	—	—
Comparable	$129,362	107,969	$84,864	72,063	$1.60	1.35
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

(2)	Refer to Note 23, "Employee Benefit Plans," in the Notes to Consolidated Financial Statements for further discussion.

(3)	Refer to Note 4, "Restructuring and Other Charges (Recoveries),” in the Notes to Consolidated Financial Statements for additional information.

(4)	Refer to Note 25, “Other Items Impacting Comparability,” in the Notes to Consolidated Financial Statements for further discussion.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

The following table provides a numerical reconciliation of net cash provided by operating activities to free cash flow and to total cash generated for the years ended December 31, 2011 and 2010 which was not provided within the MD&A discussion:

	2011	2010
	(In thousands)
Net cash provided by operating activities	$1,041,956	1,028,034
Sales of revenue earning equipment	290,336	220,843
Sales of operating property and equipment	9,905	13,844
Collections on direct finance leases	62,224	61,767
Sale and leaseback of revenue earning equipment	37,395	—
Other, net	—	3,178
Total cash generated	1,441,816	1,327,666
Purchases of property and revenue earning equipment	(1,698,589)	(1,070,092)
Free cash flow	$(256,773)	257,574

The following table provides a numerical reconciliation of total revenue to operating revenue for the years ended December 31, 2014, 2013 and 2012 which was not provided within the MD&A discussion:

	2014	2013	2012
	(In thousands)
Total revenue	$6,638,774	6,419,285	6,256,967
FMS fuel services and SCS subcontracted transportation revenue	(1,329,285)	(1,389,406)	(1,420,243)
Fuel eliminations	237,351	240,615	229,598
Operating revenue	$5,546,840	5,270,494	5,066,322

The following table provides a numerical reconciliation of total revenue to operating revenue for the three months ended December 31, 2014 and 2013 which was not provided within the MD&A discussion:

	Three months ended December 31,
	2014	2013
	(In thousands)
Total revenue	$1,656,316	1,617,729
FMS fuel services and SCS subcontracted transportation revenue	(293,872)	(332,533)
Fuel eliminations	52,951	59,513
Operating revenue	$1,415,395	1,344,709

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

With respect to adjusted return on average capital, the following table provides a numerical reconciliation of net earnings and average total debt used to calculate return on average shareholders’ equity to adjusted net earnings and adjusted average total capital used to calculate adjusted return on average capital for the years ended December 31, 2014, 2013, 2012, 2011 and 2010 which was not provided within the MD&A discussion:

	2014	2013	2012	2011	2010
	(Dollars in thousands)
Net earnings [A]	$218,575	237,792	209,979	169,777	118,170
Restructuring and other charges (recoveries), net and other items (1)	114,956	(154)	16,668	5,748	6,225
Income taxes	118,168	125,653	90,912	108,425	60,610
Adjusted net earnings before income taxes	451,699	363,291	317,559	283,950	185,005
Adjusted interest expense (2)	144,675	140,100	143,353	135,127	132,778
Adjusted income taxes(3)	(213,786)	(177,267)	(166,635)	(156,581)	(123,429)
Adjusted net earnings [B]	$382,588	326,124	294,277	262,496	194,354

Average total debt	$4,505,161	3,950,533	3,707,095	3,078,516	2,512,005
Average off-balance sheet debt	131,484	131,316	126,069	77,605	114,212
Average obligations	4,636,645	4,081,849	3,833,164	3,156,121	2,626,217
Average shareholders’ equity [C]	1,926,009	1,593,996	1,406,606	1,428,048	1,401,681
Average adjustments to shareholders’ equity(4)	7,758	(2,088)	(2,933)	4,165	2,059
Average adjusted shareholders’ equity	1,933,767	1,591,908	1,403,673	1,432,213	1,403,740
Average adjusted capital [D]	$6,570,412	5,673,757	5,236,837	4,588,334	4,029,957
Return on average shareholders’ equity [A]/[C]	11.3%	14.9%	14.9%	11.9%	8.4%
Adjusted return on average capital [B]/[D]	5.8%	5.7%	5.6%	5.7%	4.8%
________________

(1)
For 2014, 2013 and 2012, see Note 4, “Restructuring and Other Charges (Recoveries)” and Note 25, “Other Items Impacting Comparability,” in the Notes to Consolidated Financial Statements; 2011 includes $4 million of restructuring and other charges related to position eliminations and terminations of non-essential equipment contracts in our Hillhire and Scully acquisitions; 2010 includes $3 million of restructuring and other charges related to our discontinued operations.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Segment Financial Measures. The following table reconciles FMS segment revenue to revenue from external customers for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
	(In thousands)
Full service lease revenue	$2,276,381	2,177,419	2,102,212
Commercial rental revenue	876,994	789,496	772,799
Full service lease and commercial rental revenue	3,153,375	2,966,915	2,875,011
Intercompany revenue	(213,953)	(196,889)	(179,635)
Full service lease and commercial rental revenue from external customers	$2,939,422	2,770,026	2,695,376

FMS services revenue	$477,146	457,570	446,139
Intercompany revenue	(26,830)	(20,960)	(19,712)
FMS services revenue from external customers	$450,316	436,610	426,427

FMS fuel services revenue	$1,025,237	1,070,201	1,084,175
Intercompany revenue	(237,350)	(240,615)	(229,597)
Fuel services revenue from external customers	$787,887	829,586	854,578

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Forward-looking statements (within the meaning of the Federal Private Securities Litigation Reform Act of 1995) are statements that relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends concerning matters that are not historical facts. These statements are often preceded by or include the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “could,” “should” or similar expressions. This Annual Report contains forward-looking statements including, but not limited to, statements regarding:

•
our expectations as to anticipated revenue and earnings trends specifically, total revenue, operating revenue and product line revenues, used vehicle sales, pricing, inventory and volumes, contract revenues, accelerated full service lease growth, commercial rental and contract maintenance growth, commercial rental pricing and demand, and sales activity in lease and SCS;

•	the size and impact of strategic investments;

•	cost savings from restructuring actions;

•	the continuing benefits of our maintenance initiatives and a newer fleet;

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

•	impact of losses from conditional obligations arising from guarantees;

•	number of NLE vehicles in inventory and the size of our commercial rental fleet;

•	estimates of free cash flow and capital expenditures for 2015;

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
Management assessed the effectiveness of Ryder’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control — Integrated Framework (2013).” Based on our assessment and those criteria, management determined that Ryder maintained effective internal control over financial reporting as of December 31, 2014.
Ryder’s independent registered certified public accounting firm has audited the effectiveness of Ryder’s internal control over financial reporting. Their report appears on page 59.

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
RYDER SYSTEM, INC.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, comprehensive income (loss), shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Ryder System, Inc. and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

 /s/ PricewaterhouseCoopers LLP
February 13, 2015
Miami, Florida

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Years ended December 31,
	2014	2013	2012
	(In thousands, except per share amounts)
Lease and rental revenues	$2,939,422	2,770,026	2,695,376
Services revenue	2,911,465	2,819,673	2,707,013
Fuel services revenue	787,887	829,586	854,578
Total revenues	6,638,774	6,419,285	6,256,967

Cost of lease and rental	2,039,263	1,928,933	1,902,823
Cost of services	2,447,867	2,359,880	2,266,884
Cost of fuel services	768,292	814,058	838,673
Other operating expenses	126,572	131,659	134,018
Selling, general and administrative expenses	816,975	790,681	763,660
Pension lump sum settlement expense	97,231	—	—
Gains on vehicle sales, net	(126,824)	(96,175)	(89,108)
Interest expense	142,075	137,196	140,557
Miscellaneous income, net	(13,613)	(15,372)	(11,727)
Restructuring and other charges (recoveries), net	2,387	(470)	8,070
	6,300,225	6,050,390	5,953,850

Earnings from continuing operations before income taxes	338,549	368,895	303,117
Provision for income taxes	118,090	125,699	102,218
Earnings from continuing operations	220,459	243,196	200,899
(Loss) earnings from discontinued operations, net of tax	(1,884)	(5,404)	9,080
Net earnings	$218,575	237,792	209,979

Earnings (loss) per common share — Basic
Continuing operations	$4.18	4.67	3.93
Discontinued operations	(0.04)	(0.10)	0.18
Net earnings	$4.14	4.57	4.11
Earnings (loss) per common share — Diluted
Continuing operations	$4.14	4.63	3.91
Discontinued operations	(0.03)	(0.10)	0.18
Net earnings	$4.11	4.53	4.09

See accompanying notes to consolidated financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years ended December 31,
	2014	2013	2012
	(In thousands)
Net earnings	$218,575	237,792	209,979

Other comprehensive (loss) income:

Changes in cumulative translation adjustment and other	(71,962)	(21,985)	29,641

Amortization of pension and postretirement items	18,601	33,219	28,674
Income tax expense related to amortization of pension and postretirement items	(6,411)	(11,739)	(10,016)
Amortization of pension and postretirement items, net of tax	12,190	21,480	18,658

Reclassification of net actuarial loss from pension settlement	97,231	—	—
Change in net actuarial loss and prior service credit	(281,173)	236,855	(109,765)
Income tax benefit (expense) related to change in net actuarial loss and prior service credit	61,692	(86,979)	41,012
Change in net actuarial loss and prior service credit, net of taxes	(122,250)	149,876	(68,753)

Other comprehensive (loss) income, net of taxes	(182,022)	149,371	(20,454)

Comprehensive income	$36,553	387,163	189,525

See accompanying notes to consolidated financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	(Dollars in thousands, except per share amount)
Assets:
Current assets:
Cash and cash equivalents	$50,092	61,562
Receivables, net	794,864	777,370
Inventories	66,007	64,298
Prepaid expenses and other current assets	165,234	159,263
Total current assets	1,076,197	1,062,493
Revenue earning equipment, net	6,994,448	6,490,837
Operating property and equipment, net	699,594	633,826
Goodwill	393,029	383,719
Intangible assets	66,619	72,406
Direct financing leases and other assets	446,099	460,501
Total assets	$9,675,986	9,103,782

Liabilities and shareholders’ equity:
Current liabilities:
Short-term debt and current portion of long-term debt	$12,207	259,438
Accounts payable	560,852	475,364
Accrued expenses and other current liabilities	520,532	496,337
Total current liabilities	1,093,591	1,231,139
Long-term debt	4,500,275	3,929,987
Other non-current liabilities	786,676	616,305
Deferred income taxes	1,475,970	1,429,637
Total liabilities	7,856,512	7,207,068

Shareholders’ equity:
Preferred stock of no par value per share — authorized, 3,800,917; none outstanding, December 31, 2014 or 2013	—	—
Common stock of $0.50 par value per share — authorized, 400,000,000; outstanding, December 31, 2014 —53,039,688 ; December 31, 2013 — 53,335,386	26,520	26,667
Additional paid-in capital	962,328	917,539
Retained earnings	1,450,896	1,390,756
Accumulated other comprehensive loss	(620,270)	(438,248)
Total shareholders’ equity	1,819,474	1,896,714
Total liabilities and shareholders’ equity	$9,675,986	9,103,782
See accompanying notes to consolidated financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2014	2013	2012
	(In thousands)

Net earnings	$218,575	237,792	209,979
Less: (Loss) earnings from discontinued operations, net of tax	(1,884)	(5,404)	9,080
Earnings from continuing operations	220,459	243,196	200,899
Depreciation expense	1,040,259	957,141	939,677
Gains on vehicle sales, net	(126,824)	(96,175)	(89,108)
Share-based compensation expense	20,905	19,310	18,864
Pension lump sum settlement expense	97,231	—	—
Amortization expense and other non-cash charges, net	47,263	56,389	49,209
Deferred income tax expense	104,761	113,581	87,102
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(20,687)	(14,272)	7,107
Inventories	(2,153)	(841)	729
Prepaid expenses and other assets	(16,040)	(23,114)	10,715
Accounts payable	53,481	34,431	(22,803)
Accrued expenses and other non-current liabilities	(48,664)	(66,564)	(68,267)
Net cash provided by operating activities of continuing operations	1,369,991	1,223,082	1,134,124

Cash flows from financing activities of continuing operations:
Net change in commercial paper borrowings	(221,082)	146,382	(64,751)
Debt proceeds	839,708	556,989	745,777
Debt repaid, including capital lease obligations	(280,661)	(332,624)	(283,937)
Dividends on common stock	(74,871)	(67,720)	(61,266)
Common stock issued	46,568	90,646	28,386
Common stock repurchased	(106,286)	—	(26,878)
Excess tax benefits from share-based compensation	700	5,151	1,341
Debt issuance costs	(5,424)	(5,189)	(4,867)
Net cash provided by financing activities of continuing operations	198,652	393,635	333,805

Cash flows from investing activities of continuing operations:
Purchases of property and revenue earning equipment	(2,259,164)	(2,140,464)	(2,133,235)
Sales of revenue earning equipment	493,477	445,589	405,440
Sale and leaseback of revenue earning equipment	125,825	—	130,184
Sales of operating property and equipment	3,486	6,782	7,350
Acquisitions	(9,972)	(1,858)	(5,113)
Collections on direct finance leases	65,517	70,677	71,897
Changes in restricted cash	3,396	(10,553)	19,204
Insurance recoveries and other	(1,250)	8,173	—
Net cash used in investing activities of continuing operations	(1,578,685)	(1,621,654)	(1,504,273)

Effect of exchange rate changes on cash	297	5,558	1,344
(Decrease) increase in cash and cash equivalents from continuing operations	(9,745)	621	(35,000)
Decrease in cash and cash equivalents from discontinued operations	(1,725)	(5,451)	(3,180)
Decrease in cash and cash equivalents	(11,470)	(4,830)	(38,180)
Cash and cash equivalents at January 1	61,562	66,392	104,572
Cash and cash equivalents at December 31	$50,092	61,562	66,392
See accompanying notes to consolidated financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Amount	Shares	Par				Total
	(Dollars in thousands, except per share amounts)
Balance at January 1, 2012	$—	51,143,946	$25,572	769,383	1,090,363	(567,165)	1,318,153
Comprehensive income	—	—	—	—	209,979	(20,454)	189,525
Common stock dividends declared and paid—$1.20 per share	—	—	—	—	(61,266)	—	(61,266)
Common stock issued under employee stock option and stock purchase plans (1)	—	782,783	391	27,995	—	—	28,386
Benefit plan stock purchases (2)	—	(11,110)	(5)	(530)	—	—	(535)
Common stock repurchases	—	(543,923)	(272)	(8,185)	(17,886)	—	(26,343)
Share-based compensation	—	—	—	18,864	—	—	18,864
Tax benefits from share-based compensation	—	—	—	703	—	—	703
Balance at December 31, 2012	—	51,371,696	25,686	808,230	1,221,190	(587,619)	1,467,487
Comprehensive income	—	—	—	—	237,792	149,371	387,163
Common stock dividends declared and paid—$1.30 per share	—	—	—	—	(68,226)	—	(68,226)
Common stock issued under employee stock option and stock purchase plans (1)	—	1,913,067	956	86,212	—	—	87,168
Benefit plan stock sales (2)	—	50,623	25	3,453	—	—	3,478
Share-based compensation	—	—	—	19,310	—	—	19,310
Tax benefits from share-based compensation	—	—	—	334	—	—	334
Balance at December 31, 2013	—	53,335,386	26,667	917,539	1,390,756	(438,248)	1,896,714
Comprehensive income	—	—	—	—	218,575	(182,022)	36,553
Common stock dividends declared—$1.42 per share	—	—	—	—	(75,631)	—	(75,631)
Common stock issued under employee stock option and stock purchase plans (1)	—	1,019,341	511	45,371	—	—	45,882
Benefit plan stock sales (2)	—	8,239	4	682	—	—	686
Common stock repurchases	—	(1,323,278)	(662)	(22,820)	(82,804)	—	(106,286)
Share-based compensation	—	—	—	20,905	—	—	20,905
Tax benefits from share-based compensation	—	—	—	651	—	—	651
Balance at December 31, 2014	$—	53,039,688	$26,520	962,328	1,450,896	(620,270)	1,819,474
__________________

(1)	Net of common shares delivered as payment for the exercise price or to satisfy the holders’ withholding tax liability upon exercise of options.

(2)	Represents open-market transactions of common shares by the trustee of Ryder’s deferred compensation plans.
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
Reclassifications
In 2014, we reclassified our vehicle transportation costs within "Cost of services", "Selling, general and administrative expenses" and "Other operating expenses" to "Cost of lease and rental" within the Consolidated Statement of Earnings. Prior year amounts have been reclassified to conform to the current period presentation. These reclassifications were immaterial to the financial statements taken as a whole.
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

•
Leases not classified as operating leases are generally considered direct financing leases. We recognize revenue for direct financing leases using the effective interest method, which provides a constant periodic rate of return on the outstanding investment on the lease. Recognition of income on direct finance leases is suspended when management determines that collection of future income is not probable, which is at the point at which the customer’s delinquent balance is determined to be at risk (generally over 120 days past due). Accrual is resumed, and previously suspended income is recognized, when the receivable becomes contractually current and/or collection doubts are removed. Cash receipts on impaired direct finance lease receivables are first recorded against the direct finance lease receivable and then to any unrecognized income. A direct finance lease receivable is considered impaired, based on current information and events, if it is probable that we will be unable to collect all amounts due according to the contractual terms of the lease.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Services
Services include contract maintenance, contract-related maintenance and other revenues from our FMS business segment and all SCS revenues.
Under our contract maintenance arrangements, we provide maintenance and repairs required to keep a vehicle in good operating condition, schedule preventive maintenance inspections and provide access to emergency road service and substitute vehicles. The vast majority of our services are routine services performed on a recurring basis throughout the term of the arrangement. From time to time, we provide non-routine major repair services in order to place a vehicle back in service. Revenue from maintenance service contracts is recognized on a straight-line basis as maintenance services are rendered over the terms of the related arrangements.
Contract maintenance arrangements are generally cancelable, without penalty, after one year with 60 days prior written notice. Our maintenance service arrangement provides for a monthly fixed charge and a monthly variable charge based on mileage or time usage. Fixed charges are typically billed at the beginning of the month for the services to be provided that month. Variable charges are typically billed a month in arrears. Most contract maintenance agreements allow for rate changes based upon changes in the CPI. The fixed per-mile charge and the changes in rates attributed to changes in the CPI are recognized as earned. Costs associated with the activities performed under our contract maintenance arrangements are primarily comprised of labor, parts and outside work. These costs are expensed as incurred. Non-chargeable maintenance costs have been allocated and reflected within “Cost of services” based on the proportionate maintenance-related labor costs relative to all product lines.
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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Inventories
Inventories, which consist primarily of fuel, tires and vehicle parts, are valued using the lower of weighted-average cost or market.

Revenue Earning Equipment, Operating Property and Equipment, and Depreciation
Revenue earning equipment, comprised of vehicles and operating property and equipment are initially recorded at cost inclusive of vendor rebates. Revenue earning equipment and operating property and equipment under capital lease are initially recorded at the lower of the present value of minimum lease payments or fair value. Vehicle repairs and maintenance that extend the life or increase the value of a vehicle are capitalized, whereas ordinary maintenance and repairs (including tire replacement or repair) are expensed as incurred. Direct costs incurred in connection with developing or obtaining internal-use software are capitalized. Costs incurred during the preliminary software development project stage, as well as maintenance and training costs, are expensed as incurred.
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
Provision for depreciation is computed using the straight-line method on all depreciable assets. Depreciation expense has been recorded throughout the Consolidated Statement of Earnings depending on the nature of the related asset. We periodically review and adjust, as appropriate, the residual values and useful lives of revenue earning equipment. Our review of the residual values and useful lives of revenue earning equipment, is established with a long-term view considering historical market price changes, current and expected future market price trends, expected lives of vehicles and extent of alternative uses. Factors that could cause actual results to materially differ from estimates include but are not limited to unforeseen changes in technology innovations.
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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Our valuation of fair value for certain reporting units is determined based on an average of discounted future cash flow models that use ten years of projected cash flows and various terminal values based on multiples, book value or growth assumptions. For certain reporting units, fair value is determined based on the application of current trading multiples for comparable publicly-traded companies and the historical pricing multiples for comparable merger and acquisition transactions that have occurred in our industry. Rates used to discount cash flows are dependent upon interest rates and the cost of capital at a point in time. Our discount rates reflect a weighted average cost of capital based on our industry and capital structure adjusted for equity and size risk premiums based on market capitalization. Estimates of future cash flows are dependent on our knowledge and experience about past and current events and assumptions about conditions we expect to exist, including long-term growth rates, capital requirements and useful lives. Our estimates of cash flows are also based on historical and future operating performance, economic conditions and actions we expect to take. In addition to these factors, our SCS reporting units are dependent on several key customers or industry sectors. The loss of a key customer may have a significant impact to one of our SCS reporting units, causing us to assess whether or not the event resulted in a goodwill impairment loss. While we believe our estimates of future cash flows are reasonable, there can be no assurance that deterioration in economic conditions, customer relationships or adverse changes to expectations of future performance will not occur, resulting in a goodwill impairment loss.
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
We are subject to tax audits in numerous jurisdictions in the U.S. and around the world. Tax audits by their very nature are often complex and can require several years to complete. In the normal course of business, we are subject to challenges from the Internal Revenue Service (IRS) and other tax authorities regarding amounts of taxes due. These challenges may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. As part of our calculation of the provision for income taxes on earnings, we determine whether the benefits of our tax positions are at least more likely than not of being sustained upon audit based on the technical merits of the tax position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Such accruals require management to make estimates and judgments with respect to the ultimate outcome of a tax audit. Actual results could vary materially from these estimates. We adjust these reserves, including any impact on the related interest and penalties, in light of changing facts and circumstances, such as the progress of a tax audit.
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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Severance and Contract Termination Costs
We recognize liabilities for severance and contract termination costs based upon the nature of the cost to be incurred. For involuntary separation plans that are completed within the guidelines of our written involuntary separation plan, we record the liability when it is probable and reasonably estimable. For one-time termination benefits, such as additional severance pay or benefit payouts, and other exit costs, such as contract termination costs, the liability is measured and recognized initially at fair value in the period in which the liability is incurred, with subsequent changes to the liability recognized as adjustments in the period of change. Severance related to position eliminations that are part of a restructuring plan are recorded within “Restructuring and other charges (recoveries), net” in the Consolidated Statements of Earnings. To the extent that severance costs are not part of a restructuring plan, the termination costs are recorded as a direct cost of revenue or within “Selling, general and administrative expenses,” in the Consolidated Statements of Earnings depending upon the nature of the eliminated position.
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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Foreign Currency Translation
Our foreign operations generally use the local currency as their functional currency. Assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. If exchangeability between the functional currency and the U.S. dollar is temporarily lacking at the balance sheet date, the first subsequent rate at which exchanges can be made is used to translate assets and liabilities. Items in the Consolidated Statements of Earnings are translated at the average exchange rates for the year. The impact of currency fluctuations is recorded in “Changes in cumulative translation adjustment and other” in the Consolidated Statements of Comprehensive Income (Loss). Upon sale or upon complete or substantially complete liquidation of an investment in a foreign operation, the currency translation adjustment attributable to that operation is removed from accumulated other comprehensive loss and is reported as part of the gain or loss on sale or liquidation of the investment for the period during which the sale or liquidation occurs. Gains and losses resulting from foreign currency transactions are recorded in “Miscellaneous income, net” in the Consolidated Statements of Earnings.
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
Earnings Per Share
Earnings per share is computed using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Our nonvested stock (time-vested restricted stock rights and market-based restricted stock rights) issued prior to 2012 and restricted stock units are considered participating securities since the share-based awards contain a non-forfeitable right to dividend equivalents irrespective of whether the awards ultimately vest. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the weighted average shares outstanding during the period.
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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Pension and postretirement benefit expense includes service cost, interest cost, expected return on plan assets (if funded), and amortization of prior service credit and net actuarial loss. Service cost represents the actuarial present value of participant benefits earned in the current year. Interest cost represents the time value of money cost associated with the passage of time. The expected return on plan assets represents the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the obligation. Prior service credit represents the impact of negative plan amendments. Net actuarial losses arise as a result of differences between actual experience and assumptions or as a result of changes in actuarial assumptions. Net actuarial loss and prior service credit not recognized as a component of pension and postretirement benefit expense as they arise are recognized as "Change in net actuarial loss and prior service credit, net of tax" in the Consolidated Statements of Comprehensive Income (Loss). These pension and postretirement items are subsequently amortized as a component of pension and postretirement benefit expense over the remaining service period, if the majority of the employees are active, otherwise over the remaining life expectancy, provided such amounts exceed thresholds which are based upon the benefit obligation or the value of plan assets.
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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2. RECENT ACCOUNTING PRONOUNCEMENTS

Disclosure of Going Concern Uncertainties

On August 27, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which requires an entity to evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity's ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. The guidance will become effective January 1, 2017. The adoption of ASU 2014-15 is not expected to have an impact on our consolidated financial position, results of operations or cash flows.

Revenue Recognition

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This standard will replace most existing revenue recognition guidance when it becomes effective January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition methods. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our consolidated financial position and results of operations.

Discontinued Operations and Significant Disposals

On April 10, 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The standard requires a reporting entity to present the assets and liabilities of a disposal group that includes a discontinued operation separately in the asset and liability sections, respectively, of the Consolidated Balance Sheet for each comparative period. The guidance is applied prospectively and became effective January 1, 2015. The adoption of ASU 2014-08 did not have an impact on our consolidated financial position, results of operations or cash flows.

Unrecognized Tax Benefits

On July 18, 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit (UTB) When a Net Operating Loss (NOL) Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. Under this guidance, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. This accounting guidance resulted in a reclassification of approximately $39 million from other non-current liabilities to deferred income taxes in our 2013 Consolidated Balance Sheets. Other than the change in presentation, this accounting guidance did not have an impact on our consolidated financial position, results of operations or cash flows.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3. ACQUISITIONS
2014 Acquisition

On August 1, 2014, we acquired all of the common stock of Bullwell Trailer Solutions, Ltd, a U.K.-based trailer repair and maintenance company for a purchase price of approximately $15 million, net of cash acquired. The acquisition complements our FMS business segment coverage in the U.K. Approximately $8 million of the stock purchase price has been paid. The purchase price includes $6 million in contingent consideration to be paid to the seller provided certain conditions are met. As of December 31, 2014, the fair value of the contingent consideration has been reflected in "Accrued expenses and other current liabilities" and "Other non-current liabilities" in our Consolidated Balance Sheets. The purchase accounting for this acquisition resulted in goodwill and customer relationship intangible assets of $12 million and $2 million, respectively, with the remaining amount allocated to tangible assets, less liabilities assumed. Transaction costs related to the acquisition were $1 million during 2014 and were reflected within "Selling, general and administrative expenses" in our Consolidated Statements of Earnings.

The assets, liabilities and results of operations of the business acquired were not material to our consolidated financial position or results of operations and therefore pro forma financial information for the acquisition was not presented.

2012 Acquisition
Euroway Ltd., — On August 1, 2012, we acquired all of the common stock of Euroway Ltd., a U.K.-based, full service leasing, rental and maintenance company for a purchase price of $2 million and assumed capital lease obligations and debt of $20 million. Approximately $2 million of the stock purchase price has been paid ($1 million paid in both 2013 and in 2012), and the majority of the capital lease obligations have been repaid as of December 31, 2014. The acquisition included Euroway's fleet of approximately 560 full service lease vehicles as well as 800 contract maintenance vehicles. Goodwill and customer relationship intangibles related to the Euroway acquisition were $6 million and $3 million, respectively, at the acquisition date. The combined network operates under the Ryder name, complementing our FMS business segment coverage in the U.K. Transaction costs related to the Euroway acquisition were $1 million during 2012 and were primarily reflected within "Selling, general and administrative expenses" in our Consolidated Statements of Earnings.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4. RESTRUCTURING AND OTHER CHARGES (RECOVERIES)
The components of restructuring and other charges (recoveries), net were as follows:

	Years ended December 31,
	2014	2013	2012
	(In thousands)
Restructuring and other charges (recoveries), net:
Severance and employee-related costs (recoveries)	$2,387	(470)	7,205
Contract termination costs	—	—	865
	2,387	(470)	8,070
As mentioned in Note 29, “Segment Reporting,” our primary measure of segment financial performance excludes, among other items, restructuring and other charges (recoveries), net. However, the applicable portion of the restructuring and other charges (recoveries), net that related to each segment in 2014, 2013 and 2012 were as follows:

	Years ended December 31,
	2014	2013	2012
	(In thousands)
Fleet Management Solutions	$515	(470)	6,448
Supply Chain Solutions	951	—	1,346
Central Support Services	921	—	276
Total	$2,387	(470)	8,070

2014 Activity

In the fourth quarter of 2014, we approved plans to reduce our workforce in multiple locations as a result of cost containment actions. Workforce reductions resulted in a pre-tax charge of $2 million for severance.

2013 Activity

The 2013 recoveries resulted from refining previous estimates of employee severance and benefit costs.

2012 Activity
In the second quarter of 2012, we approved a plan to eliminate approximately 350 employees, primarily in the U.S., as a result of cost containment actions. These actions have been completed. Workforce reductions resulted in a a pre-tax charge of $7 million. Restructuring and other charges (recoveries), net in 2012 also included severance and employee related costs associated with the elimination of certain positions assumed in the Euroway acquisition offset by benefits from refinements in estimates from restructuring charges in the prior year. During 2012, we also recorded a pre-tax charge of $1 million associated with non-essential leased facilities assumed in the Hill Hire acquisition.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5. RECEIVABLES

	December 31,
	2014	2013
	(In thousands)
Trade	$693,114	680,345
Direct financing leases	85,946	79,787
Other, primarily warranty and insurance	32,192	34,193
	811,252	794,325
Allowance	(16,388)	(16,955)
Total	$794,864	777,370

6.     PREPAID EXPENSES AND OTHER CURRENT ASSETS

	December 31,
	2014	2013
	(In thousands)
Current deferred tax asset	$32,553	37,431
Restricted cash	13,499	10,655
Prepaid vehicle licenses	47,561	49,121
Prepaid operating taxes	15,208	14,321
Prepaid sales commission	12,255	10,033
Other	44,158	37,702
Total	$165,234	159,263

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7.     REVENUE EARNING EQUIPMENT

	Estimated Useful Lives	December 31, 2014			December 31, 2013
		Cost	Accumulated Depreciation	Net Book Value (1)	Cost	Accumulated Depreciation	Net Book Value (1)
	(In years)	(In thousands)
Held for use:
Full service lease	3 — 12	$7,918,497	(2,591,688)	5,326,809	7,436,093	(2,537,077)	4,899,016
Commercial rental	4.5 — 12	2,411,957	(830,683)	1,581,274	2,210,863	(747,283)	1,463,580
Held for sale		312,698	(226,333)	86,365	439,983	(311,742)	128,241
Total		$10,643,152	(3,648,704)	6,994,448	10,086,939	(3,596,102)	6,490,837
_______________

(1)
Revenue earning equipment, net includes vehicles under capital leases of $48 million, less accumulated depreciation of $22 million, at December 31, 2014 and $54 million, less accumulated depreciation of $22 million, at December 31, 2013.

Depreciation expense was $961 million, $884 million and $867 million in 2014, 2013 and 2012, respectively.

8.     OPERATING PROPERTY AND EQUIPMENT

	Estimated Useful Lives	December 31,
		2014	2013
	(In years)	(In thousands)
Land	—	$201,089	193,031
Buildings and improvements	10 — 40	766,360	715,965
Machinery and equipment	3 — 10	663,616	595,244
Other	3 — 10	103,557	120,703
		1,734,622	1,624,943
Accumulated depreciation		(1,035,028)	(991,117)
Total		$699,594	633,826

Depreciation expense was $79 million in 2014 and $73 million in both 2013 and 2012, respectively.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9.     GOODWILL
The carrying amount of goodwill attributable to each reportable business segment with changes therein was as follows:

	Fleet Management Solutions	Supply Chain Solutions	Total
	(In thousands)
Balance at January 1, 2013
Goodwill	$223,129	190,308	413,437
Accumulated impairment losses	(10,322)	(18,899)	(29,221)
	212,807	171,409	384,216
Purchase accounting adjustments	377	—	377
Foreign currency translation adjustment	(302)	(572)	(874)
Balance at December 31, 2013
Goodwill	223,204	189,736	412,940
Accumulated impairment losses	(10,322)	(18,899)	(29,221)
	212,882	170,837	383,719
Acquisitions	11,839	—	11,839
Foreign currency translation adjustment	(1,826)	(703)	(2,529)
Balance at December 31, 2014
Goodwill	233,217	189,033	422,250
Accumulated impairment losses	(10,322)	(18,899)	(29,221)
	$222,895	170,134	393,029

Purchase accounting adjustments in 2013 primarily related to changes in the fair value of acquired revenue earning equipment. We did not adjust the December 31, 2012 balance sheet as the amounts were not material.
We assess goodwill for impairment on April 1st of each year or more often if deemed necessary. For our annual goodwill impairment test on April 1, 2014, we performed a quantitative test for one reporting unit in the Supply Chain Solutions business segment and determined there was no impairment. We performed a qualitative test for our other reporting units. After performing the qualitative assessment, we concluded it is more likely than not that fair values are greater than carrying values and determined that quantitative testing was not necessary.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10.     INTANGIBLE ASSETS

	December 31,
	2014	2013
	(In thousands)
Indefinite lived intangible assets — Trade name	$9,084	9,084
Finite lived intangible assets:
Customer relationship intangibles	97,922	95,683
Other intangibles, primarily trade name	2,367	2,254
Accumulated amortization	(42,374)	(35,478)
	57,915	62,459
Foreign currency translation adjustment	(380)	863
Total	$66,619	72,406

The Ryder trade name has been identified as having an indefinite useful life. Customer relationship intangibles are being amortized on a straight-line basis over their estimated useful lives, generally 7-19 years. We recorded amortization expense associated with finite lived intangible assets of approximately $7 million in 2014 and $8 million in both 2013 and 2012. The future amortization expense for each of the five succeeding years related to all intangible assets that are currently recorded in the Consolidated Balance Sheets is estimated to range from $6 - $7 million per year for 2015 - 2019.

11.     DIRECT FINANCING LEASES AND OTHER ASSETS

	December 31,
	2014	2013
	(In thousands)
Direct financing leases, net	$331,065	320,327
Investments held in Rabbi Trusts	38,681	32,519
Contract incentives	21,475	20,355
Insurance receivables	13,957	14,933
Debt issuance costs	16,503	16,570
Prepaid pension asset	2,698	23,556
Interest rate swap agreements	4,565	9,333
Other	17,155	22,908
Total	$446,099	460,501

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12.     ACCRUED EXPENSES AND OTHER LIABILITIES

	December 31, 2014			December 31, 2013
	Accrued Expenses	Non-Current Liabilities	Total	Accrued Expenses	Non-Current Liabilities	Total
	(In thousands)
Salaries and wages	$114,446	—	114,446	106,281	—	106,281
Deferred compensation	3,209	37,093	40,302	2,505	31,896	34,401
Pension benefits	3,739	444,657	448,396	3,660	292,155	295,815
Other postretirement benefits	2,112	26,889	29,001	2,414	28,374	30,788
Other employee benefits	7,172	19,276	26,448	3,809	6,712	10,521
Insurance obligations (1)	132,246	189,431	321,677	125,835	186,700	312,535
Environmental liabilities	3,877	8,002	11,879	4,515	8,548	13,063
Operating taxes	92,330	—	92,330	94,188	—	94,188
Income taxes	5,066	22,843	27,909	2,623	23,813	26,436
Interest	32,441	—	32,441	33,654	—	33,654
Deposits, mainly from customers	59,388	5,929	65,317	55,854	6,239	62,093
Deferred revenue	11,759	—	11,759	15,123	—	15,123
Acquisition holdbacks	3,817	2,187	6,004	2,012	—	2,012
Other	48,930	30,369	79,299	43,864	31,868	75,732
Total	$520,532	786,676	1,307,208	496,337	616,305	1,112,642
_________________
(1) Insurance obligations are primarily comprised of self-insured claim liabilities.

We retain a portion of the accident risk under vehicle liability and workers’ compensation insurance programs. Self-insurance accruals are based primarily on actuarially estimated, undiscounted cost of claims, and include claims incurred but not reported. Such liabilities are based on estimates. Historical loss development factors are utilized to project the future development of incurred losses, and these amounts are adjusted based upon actual claim experience and settlements. While we believe the amounts are adequate, there can be no assurance that changes to our estimates may not occur due to limitations inherent in the estimation process. During 2014, 2013 and 2012, we recorded a benefit within earnings from continuing operations of $14 million, $5 million, and $1 million, respectively, from development in estimated prior years’ self-insured loss reserves for the reasons noted above.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13.     INCOME TAXES
The components of earnings from continuing operations before income taxes and the provision for income taxes from continuing operations were as follows:

	Years ended December 31,
	2014	2013	2012
	(In thousands)
Earnings from continuing operations before income taxes:
United States	$275,912	302,689	241,672
Foreign	62,637	66,206	61,445
Total	$338,549	368,895	303,117
Current tax expense (benefit) from continuing operations:
Federal (1)	$(230)	233	(4,157)
State (1)	6,396	4,194	11,514
Foreign	7,163	7,691	7,759
	13,329	12,118	15,116
Deferred tax expense from continuing operations:
Federal	90,104	98,036	77,819
State	12,429	15,399	3,871
Foreign	2,228	146	5,412
	104,761	113,581	87,102
Provision for income taxes from continuing operations	$118,090	125,699	102,218
______________

(1)	Excludes federal and state tax benefits resulting from the exercise of stock options and vesting of restricted stock awards, which were credited directly to “Additional paid-in capital.”
A reconciliation of the federal statutory tax rate with the effective tax rate from continuing operations follows:

	Years ended December 31,
	2014	2013	2012
	(Percentage of pre-tax earnings)
Federal statutory tax rate	35.0	35.0	35.0
Impact on deferred taxes for changes in tax rates	(0.9)	0.1	—
State income taxes, net of federal income tax benefit	5.2	4.0	4.1
Foreign rates varying from federal	(3.7)	(4.1)	(2.8)
Tax reviews and audits	(1.1)	(0.8)	(2.7)
Miscellaneous items, net	0.4	(0.1)	0.1
Effective tax rate	34.9	34.1	33.7

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Tax Law Changes
The effects of changes in tax laws on deferred tax balances are recognized in the period the new legislation is enacted. The following provides a summary of the increases (decreases) to net earnings from continuing operations from changes in tax laws by tax jurisdiction:

Tax Jurisdiction	Enactment Date	Net Earnings
		(in thousands)
2014
New York	March 31, 2014	$1,776
Rhode Island	June 19, 2014	$626

2013
Puerto Rico	June 30, 2013	$(503)
United Kingdom	July 17, 2013	$485

2012
United Kingdom	July 17,2012	$(856)
Canada	June 20, 2012	$(671)

Deferred Income Taxes
The components of the net deferred income tax liability were as follows:

	December 31,
	2014	2013
	(In thousands)
Deferred income tax assets:
Self-insurance accruals	$81,908	69,291
Net operating loss carryforwards	377,740	322,380
Alternative minimum taxes	10,727	10,727
Accrued compensation and benefits	68,626	60,039
Federal benefit on state tax positions	18,847	18,417
Pension benefits	157,082	87,745
Miscellaneous other accruals	33,090	39,414
	748,020	608,013
Valuation allowance	(24,742)	(33,793)
	723,278	574,220
Deferred income tax liabilities:
Property and equipment bases difference	(2,149,699)	(1,943,923)
Other items	(16,996)	(22,503)
	(2,166,695)	(1,966,426)
Net deferred income tax liability (1)	$(1,443,417)	(1,392,206)
______________

(1)	Deferred tax assets of $33 million and $37 million have been included in “Prepaid expenses and other current assets” at December 31, 2014 and 2013, respectively.

U.S. deferred income taxes have not been provided on certain undistributed earnings of foreign subsidiaries,which were approximately $658 million at December 31, 2014. The determination of the amount of the related unrecognized deferred tax liability is not practicable because of the complexities associated with the hypothetical calculations. We have historically reinvested such earnings overseas in foreign operations indefinitely and expect future earnings will also be reinvested overseas indefinitely.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

At December 31, 2014, we had U.S. federal tax effected net operating loss carryforwards of $334 million and various U.S. subsidiaries had state tax effected net operating loss carryforwards of $21 million both expiring through tax year 2034. We also had foreign tax effected net operating losses of $23 million that are available to reduce future income tax payments in several countries, subject to varying expiration rules. A valuation allowance has been established to reduce deferred income tax assets, principally foreign tax loss carryforwards, to amounts more likely than not to be realized. We had unused alternative minimum tax credits of $11 million at December 31, 2014 which are available to reduce future income tax liabilities. The alternative minimum tax credits may be carried forward indefinitely.
Uncertain Tax Positions
The following is a summary of tax years that are no longer subject to examination:
Federal — audits of our U.S. federal income tax returns are closed through fiscal year 2008.
State — for the majority of states, tax returns are closed through fiscal year 2008.
Foreign — we are no longer subject to foreign tax examinations by tax authorities for tax years before 2007 in Canada, 2009 in Brazil, 2009 in Mexico and 2013 in the U.K., which are our major foreign tax jurisdictions.
The following table summarizes the activity related to unrecognized tax benefits (excluding the federal benefit received from state positions):

	December 31,
	2014	2013	2012
	(In thousands)
Balance at January 1	$56,813	52,271	62,247
Additions based on tax positions related to the current year	6,896	7,606	3,980
Reductions due to lapse of applicable statutes of limitation	(3,227)	(3,064)	(13,956)
Gross balance at December 31	60,482	56,813	52,271
Interest and penalties	5,125	5,756	5,319
Balance at December 31	$65,607	62,569	57,590
Of the total unrecognized tax benefits, $47 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods. The total amount includes $4 million and $5 million of interest and penalties, at December 31, 2014 and 2013, respectively, net of the federal benefit on state issues. For the years ended December 31, 2014, 2013 and 2012, we recognized an income tax benefit related to interest and penalties of $1 million in each period, within “Provision for income taxes” in our Consolidated Statements of Earnings. Unrecognized tax benefits related to federal, state and foreign tax positions may decrease by $4 million by December 31, 2015, if audits are completed or tax years close during 2015.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Like-Kind Exchange Program
We have a like-kind exchange program for certain of our U.S.-based revenue earning equipment. Pursuant to the program, we dispose of vehicles and acquire replacement vehicles in a form whereby tax gains on disposal of eligible vehicles are deferred. To qualify for like-kind exchange treatment, we exchange through a qualified intermediary eligible vehicles being disposed of with vehicles being acquired, allowing us to generally carryover the tax basis of the vehicles sold (“like-kind exchanges”). The program results in a material deferral of federal and state income taxes, and a decrease in cash taxes in periods when we are not in a net operating loss (NOL) position. As part of the program, the proceeds from the sale of eligible vehicles are restricted for the acquisition of replacement vehicles and other specified applications. Due to the structure utilized to facilitate the like-kind exchanges, the qualified intermediary that holds the proceeds from the sales of eligible vehicles and the entity that holds the vehicles to be acquired under the program are required to be consolidated in the accompanying Consolidated Financial Statements in accordance with U.S. GAAP. The total assets, primarily revenue earning equipment, and the total liabilities, primarily vehicle accounts payable, held by these consolidated entities are equal in value as these entities are solely structured to facilitate the like-kind exchanges. At December 31, 2014 and 2013, these consolidated entities had total assets, primarily revenue earning equipment, and total liabilities, primarily accounts payable of $205 million and $246 million, respectively.
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
In the first quarter of 2013, once we had completed our restructuring of the administrative processes for purchasing and selling vehicles, we reinstated our like-kind exchange program. The reinstated program operates, and will provide cash tax benefits, in the same manner as it did prior to suspension once we are no longer in a NOL position. In 2013, our cash flow declined $11 million as a result of the program's restricted cash. There were no other impacts to cash flow as a result of the program's reinstatement.

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

	December 31,
	2014	2013
	(In thousands)
Total minimum lease payments receivable	$659,551	633,445
Less: Executory costs	(210,241)	(198,755)
Minimum lease payments receivable	449,310	434,690
Less: Allowance for uncollectibles	(288)	(501)
Net minimum lease payments receivable	449,022	434,189
Unguaranteed residuals	55,992	57,424
Less: Unearned income	(88,003)	(91,499)
Net investment in direct financing and sales-type leases	417,011	400,114
Current portion	(85,946)	(79,787)
Non-current portion	$331,065	320,327
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
The following table presents the credit risk profile by creditworthiness category of our direct financing lease receivables at December 31, 2014:

	December 31,
	2014	2013
	(In thousands)
Very low risk to low risk	$198,496	203,556
Moderate	158,790	164,761
Moderately high to high risk	92,024	66,373
	$449,310	434,690

As of December 31, 2014 and 2013, the amount of direct financing lease receivables which were past due was not significant and there were no impaired receivables. Accordingly, there was no material risk of default with respect to the direct financing lease receivables. The allowance for credit losses was $0.3 million and $1 million as of December 31, 2014 and 2013, respectively.

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
We periodically enter into sale and leaseback transactions to lower the total cost of funding our operations and to diversify our funding among different types of funding instruments. These sale-leaseback transactions are often executed with third-party financial institutions not deemed to be VIEs. In general, these sale-leaseback transactions result in a reduction in revenue earning equipment and debt on the balance sheet, as proceeds from the sale of revenue earning equipment are used primarily to repay debt. Sale-leaseback transactions accounted for as operating leases will result in reduced depreciation and interest expense and increased equipment rental expense. During 2014, we completed a sale-leaseback transaction of revenue earning equipment with third parties not deemed to be variable interest entities. The leaseback transaction qualified for off-balance sheet treatment. Proceeds from the sale-leaseback transaction totaled $126 million. We did not enter into any sale-leaseback transactions during 2013. During 2012, we completed a sale-leaseback transaction of revenue earning equipment with a third party and the leaseback was accounted for as an operating lease. Proceeds from the sale-leaseback transaction totaled $130 million.
Certain leases associated with sale-leaseback transactions contain purchase and/or renewal options, as well as limited guarantees for a portion of the lessor’s residual value. Certain residual value guarantees are conditional on termination of the lease prior to its contractual lease term. The amount of residual value guarantees expected to be paid is recognized as rent expense over the expected remaining term of the lease. Facts and circumstances that impact management’s estimates of residual value guarantees include the market for used equipment, the condition of the equipment at the end of the lease and inherent limitations in the estimation process. See Note 18, “Guarantees,” for additional information.
During 2014, 2013 and 2012, rent expense (including rent of facilities and contingent rentals) was $147 million, $152 million, and $146 million, respectively.

Lease Payments
Future minimum payments for leases in effect at December 31, 2014 were as follows:

	As Lessor (1)		As Lessee
	Operating Leases	Direct Financing Leases	Operating Leases
	(In thousands)
2015	$974,684	108,433	103,624
2016	795,201	94,174	75,094
2017	627,594	75,385	51,096
2018	465,224	59,288	48,589
2019	296,028	41,929	35,874
Thereafter	219,924	70,101	65,646
Total	$3,378,655	449,310	379,923
____________________

(1)
Amounts do not include contingent rentals, which may be received under certain leases on the basis of miles of used or changes in the Consumer Price Index. Contingent rentals from operating leases included in revenue during 2014, 2013 and 2012 were $318 million, $318 million, and $319 million, respectively. Contingent rentals from direct financing leases included in revenue during 2014, 2013, and 2012 were $11 million in all periods.

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

15.     DEBT

	Weighted-Average Interest Rate
	December 31,			December 31,
	2014	2013	Maturities	2014	2013
				(In thousands)
Short-term debt and current portion of long-term debt:
Short-term debt	1.30%	1.70%	2015	$3,773	1,315
Current portion of long-term debt, including capital leases				8,434	258,123
Total short-term debt and current portion of long-term debt				12,207	259,438
Long-term debt:
U.S. commercial paper(1)	0.35%	0.28%	2018	276,694	486,939
Canadian commercial paper(1)	—%	1.13%	2018	—	11,297
Global revolving credit facility	1.60%	—%	2018	11,190	—
Unsecured U.S. notes – Medium-term notes(1)	3.29%	3.76%	2015-2025	3,772,159	3,271,734
Unsecured U.S. obligations, principally bank term loans	0.76%	1.45%	2015-2018	110,500	55,500
Unsecured foreign obligations	2.01%	1.99%	2015-2016	295,776	315,558
Capital lease obligations	3.65%	3.81%	2015-2019	37,560	38,911
Total before fair market value adjustment				4,503,879	4,179,939
Fair market value adjustment on notes subject to hedging(2)				4,830	8,171
				4,508,709	4,188,110
Current portion of long-term debt, including capital leases				(8,434)	(258,123)
Long-term debt				4,500,275	3,929,987
Total debt				$4,512,482	4,189,425
_________________

(1)	We had unamortized original issue discounts of $8 million and $8 million at December 31, 2014 and 2013, respectively.

(2)
The notional amount of the executed interest rate swaps designated as fair value hedges was $600 million and $400 million at December 31, 2014 and 2013, respectively. Refer to Note 17, "Derivatives", for additional information.

Maturities of total debt are as follows:

	Capital Leases	Debt
	(In thousands)
2015	$9,374	4,272
2016	8,362	860,339
2017	9,325	699,484
2018	6,906	1,741,992
2019	5,983	998,647
Thereafter	—	165,357
Total	39,950	4,470,091
Imputed interest	(2,390)
Present value of minimum capitalized lease payments	37,560
Current portion	(8,434)
Long-term capitalized lease obligation	$29,126

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Debt Facilities
We maintain a $900 million global revolving credit facility with a syndicate of twelve lending institutions led by Bank of America N.A., Bank of Tokyo-Mitsubishi UFJ, Ltd., BNP Paribas, Mizuho Corporate Bank, Ltd., Royal Bank of Canada, Royal Bank of Scotland Plc, U.S. Bank National Association and Wells Fargo Bank, N.A. The global revolving credit facility is used primarily to finance working capital but can also be used to issue up to $75 million in letters of credit (there were no letters of credit outstanding against the facility at December 31, 2014). At our option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. The agreement provided for annual facility fees which ranged from 8 basis points to 27.5 basis points and were based on Ryder’s long-term credit ratings. The annual facility fee was 12.5 basis points, which applies to the total facility size of $900 million. The credit facility contains no provisions limiting its availability in the event of a material adverse change to Ryder’s business operations; however, the credit facility does contain standard representations and warranties, events of default, cross-default provisions and certain affirmative and negative covenants. In order to maintain availability of funding, we must maintain a ratio of debt to consolidated net worth of less than or equal to 300%. Net worth, as defined in the credit facility, represents shareholders' equity excluding any accumulated other comprehensive income or loss associated with our pension and other postretirement plans. The ratio at December 31, 2014 was 188%. At December 31, 2014, there was $612 million available under the credit facility, net of outstanding commercial paper borrowings.
In January 2015, the availability under our global revolving credit facility was increased from $900 million to $1.20 billion and the maturity date was extended from October 2018 to January 2020. The amended agreement provides for annual facility fees which range from 7.5 basis points to 25 basis points and are based on Ryder's long-term credit ratings. The annual facility fee was amended to 10 basis points, which applies to the total facility size of $1.20 billion. There were no changes in the syndicate of lenders nor to the provisions of the agreement.
Our global revolving credit facility enables us to refinance short-term obligations on a long-term basis. Settlement of short-term commercial paper obligations not expected to require the use of working capital are classified as long-term as we have both the intent and ability to refinance on a long-term basis. In addition, we have the intent and ability to refinance the current portion of long-term debt on a long-term basis. At December 31, 2014, we classified $277 million of short-term commercial paper, $60 million of trade receivables borrowings and $699 million of the current portion of long-term debt as long-term debt. At December 31, 2013, we classified $498 million of short-term commercial paper as long-term debt.
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
We have a trade receivables purchase and sale program, pursuant to which we sell certain of our domestic trade accounts receivable to a bankruptcy remote, consolidated subsidiary of Ryder, that in turn sells, on a revolving basis, an ownership interest in certain of these accounts receivable to a receivables conduit or committed purchasers. The subsidiary is considered a VIE and is consolidated based on our control of the entity’s activities. We use this program to provide additional liquidity to fund our operations, particularly when it is cost effective to do so. The costs under the program may vary based on changes in interest rates. The available proceeds that may be received under the program are limited to $175 million. In October 2014, we renewed the trade receivables purchase and sale program. If no event occurs which causes early termination, the 364-day program will expire on October 22, 2015. The program contained provisions restricting its availability in the event of a material adverse change to our business operations or the collectibility of the collateralized receivables. At December 31, 2014, $60 million was outstanding under the program. No amounts were outstanding under the program at December 31, 2013. Sales of receivables under this program are accounted for as secured borrowings based on our continuing involvement in the transferred assets. No amounts were outstanding at December 31, 2013.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

16.     FAIR VALUE MEASUREMENTS
The following tables present our assets and liabilities that are measured at fair value on a recurring basis and the levels of inputs used to measure fair value:

		Fair Value Measurements At December 31, 2014 Using
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(In thousands)
Assets:
Interest rate swaps	Prepaid expenses and other current assets	$—	477	—	477
Interest rate swaps	DFL and other assets	—	4,565	—	4,565
Investments held in Rabbi Trusts:
Cash and cash equivalents		4,418	—	—	4,418
U.S. equity mutual funds		23,589	—	—	23,589
Foreign equity mutual funds		4,724	—	—	4,724
Fixed income mutual funds		5,950	—	—	5,950
Investments held in Rabbi Trusts	DFL and other assets	38,681	—	—	38,681
Total assets at fair value		$38,681	5,042	—	43,723
Liabilities:
Interest rate swaps	Other non-current liabilities	—	212	—	212
Total liabilities at fair value		$—	212	—	212

		Fair Value Measurements At December 31, 2013 Using
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(In thousands)
Assets:
Interest rate swaps	DFL and other assets	$—	9,333	—	9,333
Investments held in Rabbi Trusts:
Cash and cash equivalents		7,101	—	—	7,101
U.S. equity mutual funds		16,479	—	—	16,479
Foreign equity mutual funds		4,323	—	—	4,323
Fixed income mutual funds		4,616	—	—	4,616
Investments held in Rabbi Trusts	DFL and other assets	32,519	—	—	32,519
Total assets at fair value		$32,519	9,333	—	41,852
Liabilities:
Interest rate swaps	Other non-current liabilities	—	1,162	—	1,162
Total liabilities at fair value		$—	1,162	—	1,162

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents our assets that are measured at fair value on a nonrecurring basis and considered a Level 3 fair value measurement:

			Total Losses (2)
	December 31,		Year ended December 31,
	2014	2013	2014	2013
Assets held for sale:
Revenue earning equipment: (1)
Trucks	$6,135	13,326	$6,274	9,926
Tractors	4,054	10,339	3,450	4,824
Trailers	789	723	1,040	1,678
Total assets at fair value	$10,978	24,388	$10,764	16,428

______________

(1)	Represents the portion of all revenue earning equipment held for sale that is recorded at fair value, less costs to sell.

(2)	Total losses represent fair value adjustments for all vehicles held for sale throughout the period for which fair value less costs to sell was less than carrying value.
Revenue earning equipment held for sale is stated at the lower of carrying amount or fair value less costs to sell. Only certain vehicles held for sale have carrying amounts greater than the fair value and losses are recorded at the time they arrive at our used truck centers. We typically record gains on the remaining vehicles with carrying amounts greater than fair value at the time they are sold. Losses to reflect changes in fair value are presented within "Other operating expenses" in the Consolidated Statements of Earnings. For revenue earning equipment held for sale, we stratify our fleet by vehicle type (trucks, tractors and trailers), weight class, age and other relevant characteristics and create classes of similar assets for analysis purposes. Fair value was determined based upon recent market prices obtained from our own sales experience for sales of each class of similar assets and vehicle condition. Therefore, our revenue earning equipment held for sale was classified within Level 3 of the fair value hierarchy. During the years ended December 31, 2014, 2013, and 2012, we recorded losses to reflect changes in fair value of $11 million, $16 million and $18 million, respectively.
Total fair value of debt (excluding capital lease obligations) at December 31, 2014 and 2013 was $4.59 billion and $4.28 billion, respectively. For publicly-traded debt, estimates of fair value are based on market prices. Since our publicly-traded debt is not actively traded, the fair value measurement was classified within Level 2 of the fair value hierarchy. For other debt, fair value is estimated based on rates currently available to us for debt with similar terms and remaining maturities. Therefore, the fair value measurement of our other debt was classified within Level 2 of the fair value hierarchy. The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturities of these financial instruments.

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

As of December 31, 2014, we have interest rate swaps outstanding which are designated as fair value hedges whereby we receive fixed interest rate payments in exchange for making variable interest rate payments. The differential to be paid or received is accrued and recognized as interest expense. The following table provides a detail of the swaps outstanding and the related hedged items as of December 31, 2014:

		Face value of	Aggregate notional amount of interest		Weighted-average variable interest rate on hedged debt as of December 31,
Issuance date	Maturity date	medium-term notes	rate swaps	Fixed interest rate	2014	2013
		(Dollars in thousands)
February 2011	March 2015	$350,000	$150,000	3.15%	1.28%	1.34%
May 2011	June 2017	$350,000	$150,000	3.50%	1.42%	1.44%
November 2013	November 2018	$300,000	$100,000	2.45%	1.19%	1.19%
February 2014	June 2019	$350,000	$100,000	2.55%	1.10%	—%
May 2014	September 2019	$400,000	$100,000	2.45%	0.86%	—%
Changes in the fair value of our interest rate swaps are offset by changes in the fair value of the debt instrument. Accordingly, there is no ineffectiveness related to the interest rate swaps. The location and amount of (gains) losses on derivative instruments and related hedged items reported in the Consolidated Statements of Earnings were as follows:

	Location of (Gain) Loss Recognized in Income	December 31,
Fair Value Hedging Relationship		2014	2013	2012
		(In thousands)
Derivative: Interest rate swap	Interest expense	$(3,341)	(8,554)	(5,118)
Hedged item: Fixed-rate debt	Interest expense	3,341	8,554	5,118
Total		$—	—	—

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

At December 31, 2014 and 2013, the maximum determinable exposure of each type of guarantee and the corresponding liability, if any, recorded on the Consolidated Balance Sheets were as follows:

	December 31, 2014		December 31, 2013
Guarantee	Maximum Exposure of Guarantee	Carrying Amount of Liability	Maximum Exposure of Guarantee	Carrying Amount of Liability
	(In thousands)
Vehicle residual value guarantees (end of lease term) — operating leases (1)	$50,615	$—	24,059	—
Standby letters of credit	—	—	6,234	6,234
Total	$50,615	$—	30,293	6,234
________________

(1)
Amounts exclude contingent rentals associated with residual value guarantees on certain vehicles held under operating leases for which the guarantees are conditioned upon disposal of the leased vehicles prior to the end of their lease term. At December 31, 2014 and 2013, our maximum exposure for such guarantees was approximately $225 million and $120 million, respectively, with $0.2 million recorded as a liability at December 31, 2014 and 2013.

We have provided partial end of lease term residual value guarantees as part of the sale leaseback transactions. If the sales proceeds from the final disposition of the specified vehicles are less than the residual value guarantee, we are required to pay the difference to the lessor. The leases expire periodically through 2021. At December 31, 2014, our maximum exposure for such guarantees was approximately $51 million. No liability has been recognized as of December 31, 2014 because we do not expect to pay any guaranteed amounts to the lessor based on current market conditions. The payments associated with the end of lease term residual value guarantees have been included in our future minimum lease payments for leases in effect as of December 31, 2014. See Note 14, "Leases," for further information.
At December 31, 2014 and 2013, we had letters of credit and surety bonds outstanding, which primarily guarantee various insurance activities as noted in the following table:

	December 31,
	2014	2013
	(In thousands)
Letters of credit	$234,482	210,995
Surety bonds	99,831	99,486

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

19.     SHARE REPURCHASE PROGRAMS

In December 2013, our Board of Directors authorized a share repurchase program intended to mitigate the dilutive impact of shares issued under our various employee stock, stock option and employee stock purchase plans. Under the December 2013 program, management is authorized to repurchase shares of common stock in an amount not to exceed the number of shares issued to employees under the Company’s various employee stock, stock option and employee stock purchase plans from December 1, 2013 through December 31, 2015. The December 2013 program limits aggregate share repurchases to no more than 2 million shares of Ryder common stock. Share repurchases of common stock are made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. Management established prearranged written plans for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the December 2013 program, which allow for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan. During 2014, we repurchased and retired approximately 1.3 million shares under this program at an aggregate cost of $106 million . We did not repurchase any shares under this program in 2013.
In December 2011, our Board of Directors authorized a share repurchase program intended to mitigate the dilutive impact of shares issued under our various employee stock, stock option and employee stock purchase plans. Under the December 2011 program, management is authorized to repurchase shares of common stock in an amount not to exceed the number of shares issued to employees under the Company’s various employee stock, stock option and employee stock purchase plans from December 1, 2011 through December 13, 2013. The December 2011 program limited aggregate share repurchases to no more than 2 million shares of Ryder common stock. We did not repurchase any shares under this program in 2013. During 2012, we repurchased and retired approximately 0.5 million shares under this program at an aggregate amount of $26 million .

20.     ACCUMULATED OTHER COMPREHENSIVE LOSS
Comprehensive income (loss) presents a measure of all changes in shareholders’ equity except for changes resulting from transactions with shareholders in their capacity as shareholders. The following summary sets forth the components of accumulated other comprehensive loss, net of tax:

	Currency Translation Adjustments and Other	Net Actuarial Loss (1)	Prior Service Credit (1)	Accumulated Other Comprehensive Loss
	(In thousands)
January 1, 2012	$28,219	(599,675)	4,291	(567,165)
Amortization	—	20,315	(1,657)	18,658
Other current period change	29,641	(68,753)	—	(39,112)
December 31, 2012	57,860	(648,113)	2,634	(587,619)
Amortization	—	22,820	(1,340)	21,480
Other current period change	(21,985)	147,410	2,466	127,891
December 31, 2013	35,875	(477,883)	3,760	(438,248)
Amortization	—	14,866	(2,676)	12,190
Pension lump sum settlement expense	—	61,333	—	61,333
Other current period change	(71,962)	(184,257)	674	(255,545)
December 31, 2014	$(36,087)	(585,941)	1,758	(620,270)
_______________________

(1)	These amounts are included in the computation of net periodic pension cost and pension settlement charge. See Note 23, "Employee Benefit Plans," for further information.

The loss from currency translation adjustments in 2014 of $72 million was due primarily to the weakening of the Canadian Dollar and British Pound against the U.S. Dollar. The loss from currency translation adjustments in 2013 of $22 million was due to the weakening of the Canadian Dollar compared to the U.S. Dollar, which was partially offset by the strengthening of the British Pound. The currency translation adjustment in 2012 of $30 million reflects the strengthening of the Canadian Dollar and the British Pound against the U.S. Dollar.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

21.    EARNINGS PER SHARE
The following table presents the calculation of basic and diluted earnings per common share from continuing operations:

	Years ended December 31,
	2014	2013	2012
	(In thousands, except per share amounts)
Earnings per share — Basic:
Earnings from continuing operations	$220,459	243,196	200,899
Less: Distributed and undistributed earnings allocated to nonvested stock	(858)	(2,173)	(2,566)
Earnings from continuing operations available to common shareholders — Basic	$219,601	241,023	198,333

Weighted average common shares outstanding— Basic	52,536	51,617	50,449

Earnings from continuing operations per common share — Basic	$4.18	4.67	3.93

Earnings per share — Diluted:
Earnings from continuing operations	$220,459	243,196	200,899
Less: Distributed and undistributed earnings allocated to nonvested stock	(853)	(2,159)	(2,556)
Earnings from continuing operations available to common shareholders — Diluted	$219,606	241,037	198,343

Weighted average common shares outstanding— Basic	52,536	51,617	50,449
Effect of dilutive equity awards	500	454	291
Weighted average common shares outstanding— Diluted	53,036	52,071	50,740

Earnings from continuing operations per common share — Diluted	$4.14	4.63	3.91
Anti-dilutive equity awards and market-based restrictive stock rights not included above	161	785	2,278

22.    SHARE-BASED COMPENSATION PLANS
The following table provides information on share-based compensation expense and income tax benefits recognized in 2014, 2013 and 2012:

	Years ended December 31,
	2014	2013	2012
	(In thousands)
Stock option and stock purchase plans	$9,023	8,303	9,469
Nonvested stock	11,882	11,007	9,395
Share-based compensation expense	20,905	19,310	18,864
Income tax benefit	(7,300)	(6,224)	(6,309)
Share-based compensation expense, net of tax	$13,605	13,086	12,555
Total unrecognized pre-tax compensation expense related to share-based compensation arrangements at December 31, 2014 was $23 million and is expected to be recognized over a weighted-average period of approximately 1.7 years. The total fair value of equity awards vested during the years ended December 31, 2014, 2013, and 2012 were $18 million, $12 million and $12 million, respectively.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Share-Based Incentive Awards

Share-based incentive awards are provided to employees under the terms of various share-based compensation plans (collectively, the “Plans”). The Plans are administered by the Compensation Committee of the Board of Directors. Awards under the Plans principally include at-the-money stock options, nonvested stock and cash awards. Nonvested stock awards include grants of market-based, performance-based, and time-vested restricted stock rights. Under the terms of our Plans, dividends may be paid on our nonvested stock awards. Dividends on nonvested stock granted after 2011 are not paid unless the award vests. Upon vesting, the amount of the dividends paid is equal to the aggregate dividends declared on common shares during the period from the date of grant of the award until the date the shares underlying the award are delivered. There are 1.7 million shares authorized and available to be granted under the Plans as of December 31, 2014. There are 1.9 million unused shares available to be granted under the Plans as of December 31, 2014
Stock options are awards which allow employees to purchase shares of our stock at a fixed price. Stock option awards are granted at an exercise price equal to the market price of our stock at the time of grant. These awards, which generally vest one-third each year, are fully vested three years from the grant date. The stock options granted in 2014 and 2013 have contractual terms of ten years and stock options granted in 2012 have contractual terms of seven years.
Restricted stock awards are nonvested stock rights that are granted to employees and entitle the holder to shares of common stock as the award vests. Time-vested restricted stock rights typically vest in three years regardless of company performance. The fair value of the time-vested awards is determined and fixed on the grant date based on Ryder’s stock price on the date of grant.
Performance-based restricted stock awards (PBRSRs) include a performance-based vesting condition. The awards are segmented into three one-year performance periods. For these awards, up to 125% of the awards may be earned based on Ryder's one-year adjusted return on capital (ROC) measured against an annual ROC target. If earned, employees will receive the grant of stock three years after the grant date, provided they continue to be employed with Ryder, subject to Compensation Committee approval. For accounting purposes, the awards are not considered granted until the Compensation Committee approves the annual ROC target. During 2014 and 2013, 23,000 and 16,000 PBRSRs, respectively, were considered granted for accounting purposes. The fair value of the PBRSRs is determined and fixed on the grant date based on Ryder’s stock price on the date of grant. Share-based compensation expense is recognized on a straight-line basis over the vesting period, based upon the probability that the performance target will be met.
Market-based restricted stock awards include a market-based vesting provision. The awards are segmented into three performance periods of one, two and three years. At the end of each performance period, up to 125% of the award may be earned based on Ryder's total shareholder return (TSR) compared to the target TSR of a peer group over the applicable performance period. The 2014 and 2013 awards compared Ryder's TSR to the TSR of a custom peer group. The 2012 award compared Ryder's TSR to the TSR of the S&P 500. If earned, employees will receive the grant of stock at the end of the relevant three year performance period provided they continue to be employed with Ryder, subject to Compensation Committee approval. The fair value of the market-based awards was determined on the date of grant and considers the likelihood of Ryder achieving the market-based condition. Share-based compensation expense is recognized on a straight-line basis over the vesting period and is recognized regardless of whether the awards vest.
Certain employees also received cash awards as part of our long-term incentive compensation program. The cash awards have the same vesting provisions as either the market-based restricted stock awards granted in the respective years. The cash awards are accounted for as liability awards as the awards are based upon our own stock performance and are settled in cash. As a result, the liability is adjusted to reflect fair value at the end of each reporting period. The fair value of the market-based cash awards was estimated using a lattice-based option pricing valuation model that incorporates a Monte-Carlo simulation. The liability related to the cash awards was $4 million and $2 million at December 31, 2014 and December 31, 2013, respectively.
The following table is a summary of compensation expense recognized related to cash awards in addition to share-based compensation expense reported in the previous table.

	Years ended December 31
	2014	2013	2012
	(In thousands)
Cash awards	$1,900	996	1,099

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

Option Awards
The following is a summary of option activity under our stock option plans as of and for the year ended December 31, 2014:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Options outstanding at January 1	1,717	$49.99
Granted	407	71.49
Exercised	(828)	47.85
Forfeited or expired	(27)	61.41
Options outstanding at December 31	1,269	$58.03	6.3	$44,195
Vested and expected to vest at December 31	1,193	$57.64	5.8	$42,003
Exercisable at December 31	486	$48.21	3.7	$21,684
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

Information about options in various price ranges at December 31, 2014 follows:

	Options Outstanding			Options Exercisable
Price Ranges	Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
	(In thousands)	(In years)		(In thousands)
Less than $50.00	255	2.5	$41.45	255	$41.45
50.00-55.00	273	4.1	53.63	133	53.63
55.00-60.00	334	7.6	58.23	94	58.28
60.00 and over	407	9.1	71.20	4	61.83
Total	1,269	6.3	$58.03	486	$48.21

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Restricted Stock Awards
The following is a summary of the status of Ryder’s nonvested restricted stock awards as of and for the year ended December 31, 2014:

	Time-Vested		Market-Based		Performance-Based
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
	(In thousands)		(In thousands)		(In thousands)
Nonvested stock outstanding at January 1	534	$52.58	205	$33.71	15	$58.27
Granted	186	78.31	41	61.07	23	71.89
Vested	(186)	51.83	—	25.29	—	58.21
Forfeited (1)	(20)	58.45	(136)	27.44	(3)	62.74
Nonvested stock outstanding at December 31	514	$61.83	110	$52.52	35	$66.85

(1) Includes awards canceled due to performance and market conditions not being achieved.

Stock Purchase Plan
We maintain an Employee Stock Purchase Plan (ESPP), which enables eligible participants in the U.S. and Canada to purchase full or fractional shares of Ryder common stock through payroll deductions of up to 15% of eligible compensation. The ESPP provides for quarterly offering periods during which shares may be purchased at 85% of the fair market value on either the first or the last trading day of the quarter, whichever is less. Stock purchased under the ESPP must generally be held for 90 days. The amount of shares authorized to be issued under the existing ESPP was 4.5 million at December 31, 2014. There were 0.3 million unused shares available to be purchased under the ESPP at December 31, 2014.
The following table summarizes the status of Ryder’s ESPP:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at January 1	—	$—
Granted	150	82.27
Exercised	(150)	82.27
Forfeited or expired	—	—
Outstanding at December 31	—	$—	—	$—
Exercisable at December 31	—	$—	—	$—
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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the weighted-average assumptions used for options granted:

	Years ended December 31,
	2014	2013	2012
Option plans:
Expected dividends	1.9%	2.1%	2.2%
Expected volatility	29.1%	35.1%	40.7%
Risk-free rate	1.3%	0.7%	0.6%
Expected term in years	4.3 years	4.3 years	3.7 years
Grant-date fair value	$14.99	$13.97	$14.07
Purchase plan:
Expected dividends	1.7%	2.2%	2.7%
Expected volatility	20.3%	28.0%	32.7%
Risk-free rate	—%	0.1%	0.1%
Expected term in years	0.25 years	0.25 years	0.25 years
Grant-date fair value	$15.53	$11.73	$9.53

Exercise of Employee Stock Options and Purchase Plans
The total intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was $28 million, $30 million, and $6 million, respectively. The total cash received from employees as a result of exercises under all share-based employee compensation arrangements for the years ended December 31, 2014, 2013 and 2012 was $46 million, $87 million, and $28 million, respectively. In connection with these exercises, the tax benefits generated from share-based employee compensation arrangements were $1 million, $5 million, and $1 million for the years ended December 31, 2014, 2013, and 2012, respectively.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

23.    EMPLOYEE BENEFIT PLANS
Pension Plans
We historically sponsored several defined benefit pension plans covering most employees not covered by union-administered plans, including certain employees in foreign countries. These plans generally provided participants with benefits based on years of service and career-average compensation levels. We have a non-qualified supplemental pension plan covering certain U.S. employees, which provides for incremental pension payments from our funds so that total pension payments equal the amounts that would have been payable from our principal pension plans if it were not for limitations imposed by income tax regulations. The accrued pension liability related to this plan was $51 million and $44 million at December 31, 2014 and 2013, respectively.
The retirement benefits for non-grandfathered and certain non-union employees in the U.S., Canada and the United Kingdom (U.K.) are frozen. Non-grandfathered plan participants ceased accruing benefits under the plan as of the respective amendment effective date and began receiving an enhanced benefit under a defined contribution plan. All retirement benefits earned as of the amendment effective date were fully preserved and will be paid in accordance with the plan and legal requirements. The funding policy for these plans is to make contributions based on annual service costs plus amortization of unfunded past service liability, but not greater than the maximum allowable contribution deductible for federal income tax purposes. We may, from time to time, make voluntary contributions to our pension plans, which exceed the amount required by statute. The majority of the plans’ assets are invested in a master trust that, in turn, is invested primarily in commingled funds whose investments are listed stocks and bonds.

Pension Expense
Pension expense from continuing operations was as follows:

	Years ended December 31,
	2014	2013	2012
	(In thousands)
Company-administered plans:
Service cost	13,023	15,991	15,479
Interest cost	100,909	89,682	94,605
Expected return on plan assets	(115,410)	(106,150)	(96,342)
Pension lump sum settlement expense	97,231	—	—
Census data adjustment	—	3,905	—
Amortization of:
Net actuarial loss	23,573	35,282	31,200
Prior service credit	(1,788)	(1,818)	(2,275)
	117,538	36,892	42,667
Union-administered plans	21,118	11,226	6,746
Net pension expense	$138,656	48,118	49,413

Company-administered plans:
U.S.	$118,797	37,636	38,992
Foreign	(1,259)	(744)	3,675
	117,538	36,892	42,667
Union-administered plans	21,118	11,226	6,746
	$138,656	48,118	49,413

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In October 2014, we offered approximately 11,000 former vested employees in our U.S. defined benefit plan a one-time option to receive a lump sum distribution of their benefits. Approximately 6,200 former employees representing 60% of former vested employees offered accepted the lump sum distribution offer. In December 2014, we made payments totaling $224 million from the U.S. defined benefit plan assets, which resulted in a settlement of $259 million, representing approximately 12% of our U.S. pension plan obligations. We recognized pension lump sum settlement expense of $97 million for unrecognized actuarial losses as a result of the partial settlement of our pension plan liability. The amount of the lump sum settlement expense is based on the proportionate amount of unrecognized U.S. actuarial net losses equal to the settled percentage of our pension benefit obligation.

During 2013, we determined certain census data used to actuarially determine the value of our pension benefit obligation for the years 1998 to 2012 was inaccurate. We recorded a one-time, non-cash charge of $4 million to adjust our pension benefit obligation for prior year census data. We recorded the cumulative adjustment within "Selling, general and administrative expenses" in our Consolidated Statement of Earnings as the impact of revising our pension benefit obligation was not material to our consolidated financial statements in any individual prior period, and the cumulative amount was not material to 2013 results.

The following table sets forth the weighted-average actuarial assumptions used for Ryder’s pension plans in determining annual pension expense:

	U.S. Plans Years ended December 31,			Foreign Plans Years ended December 31,
	2014	2013	2012	2014	2013	2012
Discount rate	5.00%	4.10%	4.90%	4.57%	4.43%	4.76%
Rate of increase in compensation levels	3.00%	4.00%	4.00%	3.09%	3.55%	3.54%
Expected long-term rate of return on plan assets	6.50%	6.80%	7.05%	5.94%	6.57%	6.00%
Gain and loss amortization in years	23	23	24	27	26	27
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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Obligations and Funded Status
The following table sets forth the benefit obligations, assets and funded status associated with our pension plans:

	December 31,
	2014	2013
	(In thousands)
Change in benefit obligations:
Benefit obligations at January 1	$2,104,749	2,207,421
Service cost	13,023	15,991
Interest cost	100,909	89,682
Actuarial loss (gain)	380,595	(129,259)
Pension settlement	(259,319)	—
Benefits paid	(87,020)	(82,120)
Foreign currency exchange rate changes	(31,822)	3,034
Benefit obligations at December 31	2,221,115	2,104,749

Change in plan assets:
Fair value of plan assets at January 1	1,832,490	1,612,927
Actual return on plan assets	178,061	201,019
Employer contribution	107,483	96,186
Benefits paid	(87,020)	(82,120)
Pension settlement	(223,654)	—
Foreign currency exchange rate changes	(31,943)	4,478
Fair value of plan assets at December 31	1,775,417	1,832,490
Funded status	$(445,698)	(272,259)
Funded percent	80%	87%
Amounts recognized in the Consolidated Balance Sheets consisted of:

	December 31,
	2014	2013
	(In thousands)
Noncurrent asset	$2,698	23,556
Current liability	(3,739)	(3,660)
Noncurrent liability	(444,657)	(292,155)
Net amount recognized	$(445,698)	(272,259)
Amounts recognized in accumulated other comprehensive loss (pre-tax) consisted of:

	December 31,
	2014	2013
	(In thousands)
Prior service credit	$(195)	(2,153)
Net actuarial loss	905,976	745,356
Net amount recognized	$905,781	743,203

In 2015, we expect to recognize the remainder of the prior service credit and $32 million of the net actuarial loss as a component of pension expense.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table sets forth the weighted-average actuarial assumptions used in determining funded status:

	U.S. Plans December 31,		Foreign Plans December 31,
	2014	2013	2014	2013
Discount rate	4.15%	5.00%	3.69%	4.58%
Rate of increase in compensation levels	3.00%	3.00%	3.09%	3.09%
At December 31, 2014 and 2013, our pension obligations (accumulated benefit obligations (ABO) and projected benefit obligations (PBO) greater than the fair value of related plan assets for our U.S. and foreign plans were as follows:

	U.S. Plans December 31,		Foreign Plans December 31,		Total December 31,
	2014	2013	2014	2013	2014	2013
	(In thousands)
Accumulated benefit obligations	$1,689,191	1,628,407	487,604	445,993	2,176,795	2,074,400
Plans with ABO in excess of plan assets:
PBO	$1,728,643	1,656,086	9,172	9,303	1,737,815	1,665,389
ABO	$1,689,191	1,628,407	5,620	7,740	1,694,811	1,636,147
Fair value of plan assets	$1,289,621	1,369,574	—	—	1,289,621	1,369,574
Plans with PBO in excess of plan assets:
PBO	$1,728,643	1,656,086	9,172	9,303	1,737,815	1,665,389
ABO	$1,689,191	1,628,407	5,620	7,740	1,694,811	1,636,147
Fair value of plan assets	$1,289,621	1,369,574	—	—	1,289,621	1,369,574
Plan Assets
Our pension investment strategy is to reduce the effects of future volatility on the fair value of our pension assets relative to our pension liabilities. We increase our allocation of high quality, longer-term fixed income securities and reduce our allocation of equity investments as the funded status of the plans improve. The plans utilize several investment strategies, including actively and passively managed equity and fixed income strategies. The investment policy establishes targeted allocations for each asset class that incorporate measures of asset and liability risks. Deviations between actual pension plan asset allocations and targeted asset allocations may occur as a result of investment performance and changes in the funded status from time to time. Rebalancing of our pension plan asset portfolios is evaluated periodically and rebalanced if actual allocations exceed an acceptable range. U.S. plans account for approximately 75% of our total pension plan assets. Equity securities primarily include investments in both domestic and international common collective trusts and publicly traded equities. Fixed income securities primarily include domestic collective trusts and corporate bonds. Other types of investments include private equity fund-of-funds and hedge fund-of-funds. Equity and fixed income securities in our international plans include actively and passively managed mutual funds.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the fair value of each major category of pension plan assets and the level of inputs used to measure fair value as of December 31, 2014 and 2013:

	Fair Value Measurements at December 31, 2014
Asset Category	Total	Level 1	Level 2	Level 3
	(In thousands)
Equity securities:
U.S. common collective trusts	$421,185	—	421,185	—
Foreign common collective trusts	405,224	—	405,224	—
Fixed income securities:
Corporate bonds	70,999	—	70,999	—
Common collective trusts	788,282	—	788,282	—
Private equity and hedge funds	89,727	—	—	89,727
Total	$1,775,417	—	1,685,690	89,727

	Fair Value Measurements at December 31, 2013
Asset Category	Total	Level 1	Level 2	Level 3
	(In thousands)
Equity securities:
U.S. companies	$63,346	63,346	—	—
U.S. common collective trusts	406,358	—	406,358	—
Foreign common collective trusts	431,933	—	431,933	—
Fixed income securities:
Corporate bonds	59,917	—	59,917	—
Common collective trusts	794,437	—	794,437	—
Private equity and hedge funds	76,499	—	—	76,499
Total	$1,832,490	63,346	1,692,645	76,499

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
The following table presents a summary of changes in the fair value of the pension plans’ Level 3 assets for the years ended December 31, 2014 and 2013:

	2014	2013
	(In thousands)
Beginning balance at January 1	$76,499	71,207
Return on plan assets:
Relating to assets still held at the reporting date	4,903	4,258
Relating to assets sold during the period	1,882	2,194
Purchases, sales, settlements and expenses	6,443	(1,160)
Ending balance at December 31	$89,727	76,499
The following table details pension benefits expected to be paid in each of the next five fiscal years and in aggregate for the five fiscal years thereafter:

(In thousands)
2015	$94,093
2016	98,874
2017	103,272
2018	108,311
2019	113,078
2020-2024	622,761
For 2015, required pension contributions to our pension plans are estimated to be $39 million.

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
During 2014, we recorded estimated pension settlement charges of $13 million related to the transition of employees from two U.S. multi-employer plans into another multi-employer plan in which we participate, and our exit from two U.S. multi-employer pension plans. During 2013, we recorded estimated pension settlement charges of $3 million for the exit from a U.S. multi-employer pension plan and the restructured agreement with another U.S. multi-employer pension plan. These charges were recorded within "Selling, general, and administrative expenses" in our Consolidated Statement of Earnings and is included in the Union-administered plans expense.
Our participation in these plans is outlined in the table below. Unless otherwise noted, the most recent Pension Protection Act zone status available in 2014 and 2013 is for the plan years ended December 31, 2013 and December 31, 2012, respectively. The zone status is based on information that we received from the plan. Among other factors, plans in the red zone are generally less than sixty-five percent funded, plans in the yellow zone are less than eighty percent funded, and plans in the green zone are at least eighty percent funded.

		Pension Protection Act Zone Status			Ryder Contributions				Expiration Date(s) of Collective-Bargaining Agreement(s)
Pension Fund	Employer Identification Number	2014	2013	FIP/RP Status Pending/ Implemented (1)	2014	2013	2012	Surcharge Imposed
					(Dollars in thousands)
Western Conference Teamsters	91-6145047	Green	Green	No	$2,315	2,180	1,943	No	1/12/15 to 6/30/19
IAM National	51-6031295	Green	Green	No	3,311	2,987	2,038	No	9/14/15 to 9/30/19
Automobile Mechanics Local No. 701	36-6042061	Red	Red	RP Adopted	1,632	1,530	1,527	Yes	5/31/16 to 10/31/17
Central States Southeast and Southwest Areas	36-6044243	Red	Red	RP adopted	211	226	226	No	10/31/15 to 5/31/17
Other funds					1,085	1,483	1,012
Total contributions					8,554	8,406	6,746
Pension settlement charges					12,564	2,820	—
Union-administered plans					$21,118	11,226	6,746
_____________

(1)	The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented.

Our contributions are impacted by changes in contractual contributions rates as well as changes in the number of employees covered by each plan. Our contributions to the International Association of Machinists Motor City Pension Fund represented more than 5% of the total plan contributions for the plan year ended June 30, 2014. We have exited out of this multi-employer plan as of December 31, 2014.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Savings Plans
Employees who do not actively participate in pension plans and are not covered by union-administered plans are generally eligible to participate in enhanced savings plans. These plans provide for (i) a company contribution even if employees do not make contributions, (ii) a company match of employee contributions of eligible pay, subject to tax limits and (iii) a discretionary company match. Savings plan costs totaled $35 million in 2014, $35 million in 2013, and $33 million in 2012.
Deferred Compensation and Long-Term Compensation Plans
We have deferred compensation plans that permit eligible U.S. employees, officers and directors to defer a portion of their compensation. The deferred compensation liability, including Ryder matching amounts and accumulated earnings, totaled $40 million and $34 million at December 31, 2014 and 2013, respectively.
We have established grantor trusts (Rabbi Trusts) to provide funding for benefits payable under the supplemental pension plan, deferred compensation plans and long-term incentive compensation plans. The assets held in the trusts at December 31, 2014 and 2013 amounted to $41 million and $35 million, respectively. The Rabbi Trusts’ assets consist of short-term cash investments and a managed portfolio of equity securities, including our common stock. These assets, except for the investment in our common stock, are included in “Direct financing leases and other assets” because they are available to our general creditors in the event of insolvency. The equity securities are classified as trading securities and stated at fair value. Both realized and unrealized gains and losses are included in “Miscellaneous income, net.” The Rabbi Trusts’ investment of $2 million and $2 million in our common stock at December 31, 2014 and 2013, respectively, is reflected at historical cost and recorded against shareholders’ equity.
Other Postretirement Benefits
We sponsor plans that provide retired U.S. and Canadian employees with certain healthcare and life insurance benefits. Substantially all U.S. and Canadian employees not covered by union-administered health and welfare plans are eligible for the healthcare benefits. Healthcare benefits for our principal plan are generally provided to qualified retirees under age 65 and eligible dependents. This plan requires employee contributions that vary based on years of service and include provisions that limit our contributions. Effective January 1, 2014, we made amendments to our healthcare benefits for early retirees which modified future eligibility requirements for non-grandfathered retirees in the U.S. The post-retirement medical plan was closed to participants who were not at least age 52 with 12 years of service as of December 31, 2013.

Total postretirement benefit expense was as follows:

	Years ended December 31,
	2014	2013	2012
	(In thousands)
Service cost	$446	981	1,095
Interest cost	1,421	1,580	1,980
Amortization of:
Net actuarial gain	(725)	(14)	(20)
Prior service credit	(2,459)	(231)	(231)
Postretirement benefit (income) expense	$(1,317)	2,316	2,824

U.S.	$(1,839)	1,625	2,142
Foreign	522	691	682
	$(1,317)	2,316	2,824

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table sets forth the weighted-average discount rates used in determining annual postretirement benefit expense:

	U.S. Plan Years ended December 31,			Foreign Plan Years ended December 31,
	2014	2013	2012	2014	2013	2012
Discount rate	5.00%	4.10%	4.90%	4.80%	4.00%	4.50%

Our postretirement benefit plans are not funded. The following table sets forth the benefit obligations associated with our postretirement benefit plans:

	December 31,
	2014	2013
	(In thousands)
Benefit obligations at January 1	$30,788	40,599
Service cost	446	981
Interest cost	1,421	1,580
Actuarial gain	(1,010)	(9,332)
Benefits paid	(1,989)	(2,515)
Foreign currency exchange rate changes	(655)	(525)
Benefit obligations at December 31	$29,001	30,788
Amounts recognized in the Consolidated Balance Sheets consisted of:

	December 31,
	2014	2013
	(In thousands)
Current liability	$2,112	2,414
Noncurrent liability	26,889	28,374
Amount recognized	$29,001	30,788

Amounts recognized in accumulated other comprehensive loss (pre-tax) consisted of:

	December 31,
	2014	2013
	(In thousands)
Prior service credit	$(2,527)	(4,986)
Net actuarial gain	(5,933)	(6,239)
Net amount recognized	$(8,460)	(11,225)
In 2015, we expect to recognize approximately $2 million of the prior service credit as a component of postretirement benefit expense. The amount of net actuarial gain we expect to recognize in 2015 as a component of total postretirement benefit expense is not material.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our annual measurement date is December 31 for both U.S. and foreign postretirement benefit plans. Assumptions used in determining accrued postretirement benefit obligations were as follows:

	U.S. Plan December 31,		Foreign Plan December 31,
	2014	2013	2014	2013
Discount rate	4.15%	5.00%	4.00%	4.80%
Rate of increase in compensation levels	3.00%	3.00%	3.00%	3.00%
Healthcare cost trend rate assumed for next year	7.00%	7.25%	6.00%	6.50%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2023	2023	2017	2017
Changing the assumed healthcare cost trend rates by 1% in each year would not have a material effect on the accumulated postretirement benefit obligation at December 31, 2014 or annual postretirement benefit expense for 2014.
The following table details other postretirement benefits expected to be paid in each of the next five fiscal years and in aggregate for the five fiscal years thereafter:

(In thousands)
2015	$2,156
2016	2,273
2017	2,324
2018	2,376
2019	2,404
2020-2024	10,824

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
Our environmental expenses which are presented within “Cost of fuel services” in our Consolidated Statements of Earnings, consist of remediation costs as well as normal recurring expenses such as licensing, testing and waste disposal fees. These expenses totaled $7 million in 2014, $9 million in 2013 and $7 million in 2012. The carrying amount of our environmental liabilities was $12 million and $13 million at December 31, 2014 and 2013, respectively. Our asset retirement obligations related to fuel tanks to be removed are not included above and are recorded within “Accrued expenses and other current liabilities” and “Other non-current liabilities” in our Consolidated Balance Sheets.
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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

25.      OTHER ITEMS IMPACTING COMPARABILITY
Our primary measure of segment performance as shown in Note 29, "Segment Reporting", excludes certain items we do not believe are representative of the ongoing operations of the segment. Excluding these items from our segment measure of performance allows for better year over year comparison:

	Years ended December 31,
	2014	2013	2012
		(In thousands)
Pension lump sum settlement loss(1)	$(97,231)	—	—
Pension settlement charges (1)	(12,564)	(2,820)	—
Restructuring and other (charges) recoveries, net(2)	(2,387)	470	(8,070)
Acquisition-related tax adjustment	(1,808)	—	—
Acquisition transaction costs (3)	(566)	—	(368)
Consulting fees	(400)	—	—
Foreign currency translation benefit	—	1,904	—
Superstorm Sandy vehicle-related recoveries (losses)	—	600	(8,230)
Restructuring and other (charges) recoveries, net and other items	$(114,956)	$154	$(16,668)
_______________

(1)	See Note 23, "Employee Benefit Plans," for additional information.

(2)	Refer to Note 4, "Restructuring and Other Charges (Recoveries),” for additional information.

(3)	See Note 3, "Acquisitions," for additional information
During 2014, we incurred charges of $2 million related to tax adjustments for the 2011 Hill Hire acquisition. We recorded the cumulative adjustment within “Selling, general and administrative expenses” in our Consolidated Statements of Earnings as the impact of the adjustments was not material to our consolidated financial statements in any individual prior period, and the cumulative amount is not material to 2014 results. During 2014, we incurred charges of $0.4 million related to professional fees associated with cost savings initiatives. This charge was recorded within “Selling, general and administrative expenses” in our Consolidated Statements of Earnings.
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
In Brazil, we were assessed $5 million (before and after tax) in prior years for various federal income taxes and social contribution taxes for the 1997 and 1998 tax years. We successfully overturned these federal tax assessments in the lower courts; however, there is a reasonable possibility that these rulings could be reversed and we would be required to pay the assessments. We believe it is more likely than not that our position will ultimately be sustained if appealed and no amounts have been reserved for these matters. We are entitled to indemnification for a portion of any resulting liability on these federal tax claims which, if honored, would reduce the estimated loss.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

27.      SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information was as follows:

	Years ended December 31,
	2014	2013	2012
	(In thousands)
Interest paid	$139,595	132,946	126,764
Income taxes paid	11,382	13,063	11,613
Changes in accounts payable related to purchases of revenue earning equipment	39,071	43,745	27,528
Operating and revenue earning equipment acquired under capital leases (1)	7,972	5,698	20,670
Fair value of debt assumed on acquisition	—	—	379
____________________________
(1) The 2012 amount includes $20 million of capital leases assumed in the Euroway acquisition.

In both 2014 and 2013, we paid $2 million related to acquisitions completed in prior years.

28. MISCELLANEOUS INCOME, NET

	Years ended December 31,
	2014	2013	2012

Contract settlement	$3,014	$—	$—
Gains on sales of operating property and equipment	2,909	1,020	4,456
Business interruption insurance recoveries	808	2,743	1,991
Foreign currency translation benefit (1)	—	1,904	—
Rabbi trust investment (expense) income	2,726	4,475	1,497
Other, net	4,156	5,230	3,783
Total	$13,613	$15,372	$11,727

(1) Refer to Note 25, "Other Items Impacting Comparability," for additional information

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

29.      SEGMENT REPORTING
We operate in two business segments: Fleet Management Solutions (FMS), which provides full service leasing, commercial rental, contract maintenance, contract-related maintenance of trucks, tractors and trailers to customers principally in the U.S., Canada and the U.K.; and Supply Chain Solutions (SCS), which provides comprehensive supply chain solutions including distribution and transportation services in North America and Asia. The SCS segment also provides dedicated services, which includes vehicles and drivers as part of a dedicated transportation solution in the U.S.

Our primary measurement of segment financial performance, defined as “Earnings Before Tax” (EBT) from continuing operations, includes an allocation of CSS and excludes non-operating pension costs, restructuring and other charges, net described in Note 4, “Restructuring and Other Charges (Recoveries)” and excludes the items discussed in Note 25, “Other Items Impacting Comparability.” CSS represents those costs incurred to support all business segments, including human resources, finance, corporate services, public affairs, information technology, health and safety, legal and corporate communications. The objective of the EBT measurement is to provide clarity on the profitability of each business segment and, ultimately, to hold leadership of each business segment and each operating segment within each business segment accountable for their allocated share of CSS costs. Certain costs are considered to be overhead not attributable to any segment and remain unallocated in CSS. Included among the unallocated overhead remaining within CSS are the costs for investor relations, public affairs and certain executive compensation. CSS costs attributable to the business segments are predominantly allocated to FMS and SCS as follows:

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented. Each business segment follows the same accounting policies as described in Note 1, “Summary of Significant Accounting Policies.” Business segment revenue and EBT from continuing operations is as follows:

	Years ended December 31,
	2014	2013	2012
	(In thousands)
Revenue:
Fleet Management Solutions:
Full service lease	$2,102,703	2,016,570	1,956,812
Commercial rental	836,719	753,456	738,564
Full service lease and commercial rental	2,939,422	2,770,026	2,695,376
Contract maintenance	182,411	178,001	184,149
Contract-related maintenance	196,841	186,580	170,323
Other	71,064	72,029	71,955
Fuel services revenue	787,887	829,586	854,578
Total Fleet Management Solutions from external customers	4,177,625	4,036,222	3,976,381
Inter-segment revenue	478,133	458,464	428,944
Fleet Management Solutions	4,655,758	4,494,686	4,405,325
Supply Chain Solutions from external customers	2,461,149	2,383,063	2,280,586
Eliminations	(478,133)	(458,464)	(428,944)
Total revenue	$6,638,774	6,419,285	6,256,967

EBT:
Fleet Management Solutions	$434,018	344,049	307,628
Supply Chain Solutions	122,356	129,959	115,193
Eliminations	(41,361)	(35,489)	(29,265)
	$515,013	438,519	393,556
Unallocated Central Support Services	(51,740)	(45,493)	(42,348)
Non-operating pension costs	(9,768)	(24,285)	(31,423)
Restructuring and other (charges) recoveries, net and other items(1)	(114,956)	154	(16,668)
Earnings before income taxes from continuing operations	$338,549	368,895	303,117
______________

(1)	See Note 25, “Other Items Impacting Comparability,” for a discussion of items excluded from our primary measure of segment performance.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table sets forth share-based compensation, depreciation expense, gains on vehicle sales, net, other non-cash charges, net, interest expense (income), capital expenditures and total assets for the years ended December 31, 2014, 2013 and 2012 as provided to the chief operating decision-maker for each of Ryder’s reportable business segments:

	FMS	SCS	CSS	Eliminations	Total
	(In thousands)
2014
Share-based compensation expense	$4,895	4,381	11,629	—	20,905
Depreciation expense (1)	$1,011,227	28,847	185	—	1,040,259
Gains on vehicles sales, net	$(126,410)	(414)	—	—	(126,824)
Pension lump sum settlement expense	$76,239	6,612	14,380	—	97,231
Amortization expense and other non-cash charges, net	$19,936	1,825	25,502	—	47,263
Interest expense (income) (2)	$144,583	(2,327)	(181)	—	142,075
Capital expenditures paid (3)	$2,166,319	22,824	70,021	—	2,259,164
Total assets	$8,818,816	898,196	198,734	(239,760)	9,675,986
2013
Share-based compensation expense	$4,979	4,934	9,397	—	19,310
Depreciation expense (1)	$926,724	29,560	857	—	957,141
Gains on vehicles sales, net	$(96,011)	(164)	—	—	(96,175)
Amortization expense and other non-cash charges, net	$19,071	3,640	33,678	—	56,389
Interest expense (income) (2)	$139,288	(1,864)	(228)	—	137,196
Capital expenditures paid (3)	$2,092,544	22,677	25,243	—	2,140,464
Total assets	$8,309,149	869,074	160,249	(234,690)	9,103,782
2012
Share-based compensation expense	$5,359	4,433	9,072	—	18,864
Depreciation expense (1)	$910,352	28,275	1,050	—	939,677
Gains on vehicle sales, net	$(89,075)	(33)	—	—	(89,108)
Amortization expense and other non-cash charges, net	$15,567	2,768	30,874	—	49,209
Interest expense (income) (2)	$140,747	11	(201)	—	140,557
Capital expenditures paid (3)	$2,090,443	19,278	23,514	—	2,133,235
Total assets	$7,556,509	807,935	144,355	(189,820)	8,318,979
____________

(1)
Depreciation expense associated with CSS assets was allocated to business segments based upon estimated and planned asset utilization. Depreciation expense totaling $21 million, $14 million, and $12 million during 2014, 2013, and 2012, respectively, associated with CSS assets was allocated to other business segments.

(2)
Interest expense was primarily allocated to the FMS segment since such borrowings were used principally to fund the purchase of revenue earning equipment used in FMS; however, interest expense (income) was also reflected in SCS based on targeted segment leverage ratios.

(3)
Excludes acquisition payments of $10 million, $2 million, and $5 million in 2014, 2013, and 2012, respectively, comprised primarily of long-lived assets. See Note 3, “Acquisitions,” for additional information.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Geographic Information

	Years ended December 31,
	2014	2013	2012
	(In thousands)
Revenue:
United States	$5,614,037	5,411,376	5,231,899
Foreign:
Canada	435,280	455,440	477,495
Europe	400,853	372,209	384,105
Mexico	158,481	161,279	143,282
Asia	30,123	18,981	20,186
	1,024,737	1,007,909	1,025,068
Total	$6,638,774	6,419,285	6,256,967
Long-lived assets:
United States	$6,583,508	5,996,646	5,261,622
Foreign:
Canada	530,316	529,880	557,351
Europe	553,467	568,850	534,728
Mexico	26,230	29,008	24,973
Asia	521	279	787
	1,110,534	1,128,017	1,117,839
Total	$7,694,042	7,124,663	6,379,461
Certain Concentrations
We have a diversified portfolio of customers across a full array of transportation and logistics solutions and across many industries. We believe this will help to mitigate the impact of adverse downturns in specific sectors of the economy. Our portfolio of full service lease and commercial rental customers is not concentrated in any one particular industry or geographic region. We derive a significant portion of our SCS revenue from the automotive industry, mostly from manufacturers and suppliers of original equipment parts. During 2014, 2013 and 2012, the automotive industry accounted for approximately 27%, 29% and 30%, respectively, of SCS total revenue.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

30. QUARTERLY INFORMATION (UNAUDITED)

		Earnings from Continuing Operations		Earnings from Continuing Operations per Common Share		Net Earnings per Common Share
	Revenue		Net Earnings	Basic	Diluted	Basic	Diluted
	(In thousands, except per share amounts)
2014
First quarter	$1,610,737	49,098	48,232	0.93	0.92	0.91	0.90
Second quarter	1,684,571	75,694	75,358	1.43	1.42	1.43	1.41
Third quarter	1,687,150	83,967	83,689	1.60	1.58	1.59	1.57
Fourth quarter	1,656,316	11,700	11,296	0.22	0.22	0.21	0.21
Full year	$6,638,774	220,459	218,575	4.18	4.14	4.14	4.11

2013
First quarter	$1,563,017	40,802	39,924	0.79	0.79	0.77	0.77
Second quarter	1,603,999	62,575	62,194	1.21	1.19	1.20	1.19
Third quarter	1,634,540	73,875	71,067	1.41	1.40	1.36	1.35
Fourth quarter	1,617,729	65,944	64,607	1.25	1.24	1.23	1.22
Full year	$6,419,285	243,196	237,792	4.67	4.63	4.57	$4.53
Quarterly and year-to-date computations of per share amounts are made independently; therefore, the sum of per-share amounts for the quarters may not equal per-share amounts for the year.
See Note 4, “Restructuring and Other Charges (Recoveries),” and Note 25, “Other Items Impacting Comparability,” for items included in earnings during 2014 and 2013.

RYDER SYSTEM, INC. AND SUBSIDIARES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Earnings	Transferred from (to) Other Accounts (1)	Deductions (2)	Balance at End of Period
	(In thousands)
2014
Accounts receivable allowance	$16,955	7,086	—	7,653	16,388
Direct finance lease allowance	$501	47	—	260	288
Self-insurance accruals (3)	$290,255	273,509	62,548	325,318	300,994
Reserve for residual value guarantees	$239	(11)	—	—	228
Valuation allowance on deferred tax assets	$33,793	(976)	—	8,075	24,742
2013
Accounts receivable allowance	$15,429	7,561	—	6,035	16,955
Direct finance lease allowance	$703	205	—	407	501
Self-insurance accruals (3)	$279,157	266,314	60,235	315,451	290,255
Reserve for residual value guarantees	$1,635	(413)	—	983	239
Valuation allowance on deferred tax assets	$38,182	1,627	—	6,016	33,793
2012
Accounts receivable allowance	$14,489	10,478	—	9,538	15,429
Direct finance lease allowance	$903	812	—	1,012	703
Self-insurance accruals (3)	$253,424	272,357	57,285	303,909	279,157
Reserve for residual value guarantees	$4,218	179	—	2,762	1,635
Valuation allowance on deferred tax assets	$41,324	1,061	—	4,203	38,182
______________

(1)	Transferred from (to) other accounts includes employee contributions made to the medical and dental self-insurance plans.

(2)	Deductions represent write-offs, lease termination payments, insurance claim payments during the period and net foreign currency translation adjustments.

(3)
Self-insurance accruals include vehicle liability, workers’ compensation, property damage, cargo and medical and dental, which comprise our self-insurance programs. Amounts charged to earnings include developments in prior year selected loss development factors which benefited earnings by $14 million, $5 million, and $1 million in 2014, 2013, and 2012, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including Ryder’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that at December 31, 2014, Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective.
Management’s Report on Internal Control over Financial Reporting
Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Certified Public Accounting Firm thereon are set out in Item 8 of Part II of this Form 10-K Annual Report.
Changes in Internal Controls over Financial Reporting
During the three months ended December 31, 2014, there were no changes in Ryder’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect such internal control over financial reporting.
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
Ryder has adopted a code of ethics applicable to its Chief Executive Officer, Chief Financial Officer, Controller and Senior Financial Management. We will provide a copy of our Finance Code of Conduct to anyone, free of charge, upon request through our Investor Relations Page, on our website at www.ryder.com.
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

3.1(d)
Articles of Amendment to Ryder System, Inc. Restated Articles of Incorporation, dated November 8, 1985, as amended, previously filed with the Commission on May 8, 2014 as an exhibit to Ryder’s Current Report on Form 8-K, are incorporated by reference into this report.

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

10.14(d)
Amendment No. 3 dated as of January 30, 2015 to Global Revolving Credit Agreement, by and among Ryder System, Inc., certain subsidiaries of Ryder System, Inc., and the lenders and agents named therein, previously filed with the Commission as an exhibit to Ryder’s report on Form 8-K filed with the Commission on February 2, 2015, is incorporated by reference into this report.

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

24.1	Manually executed powers of attorney for each of:

	Robert J. Eck	L. Patrick Hassey
	Michael F. Hilton	Tamara L. Lundgren
	Luis P. Nieto, Jr.	Robert Hagemann
	Abbie J. Smith	E. Follin Smith
	John M. Berra	Hansel E. Tookes, II

31.1	Certification of Robert E. Sanchez pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of Art A. Garcia pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32	Certification of Robert E. Sanchez and Art A. Garcia pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(b)	Executive Compensation Plans and Arrangements:
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

Date:	February 13, 2015	RYDER SYSTEM, INC.

By: /s/ Robert E. Sanchez
Robert E. Sanchez
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 13, 2015	By: /s/ ROBERT E. SANCHEZ
Robert E. Sanchez
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 13, 2015	By: /s/ ART A. GARCIA
Art A. Garcia
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	February 13, 2015	By: /s/ CRISTINA A. GALLO-AQUINO
Cristina A. Gallo-Aquino
Vice President and Controller
(Principal Accounting Officer)

Date:	February 13, 2015	By: JOHN M. BERRA *
John M. Berra
Director

Date:	February 13, 2015	By: ROBERT J. ECK *
Robert J. Eck
Director

Date:	February 13, 2015	By: ROBERT HAGEMANN *
Robert Hagemann
Director

Date:	February 13, 2015	By: L. PATRICK HASSEY*
L. Patrick Hassey
Director

Date:	February 13, 2015	By: MICHAEL F. HILTON*
Michael F. Hilton
Director

Date:	February 13, 2015	By: TAMARA L. LUNDGREN*
Tamara L. Lundgren
Director

Date:	February 13, 2015	By: LUIS P. NIETO, JR. *
Luis P. Nieto, Jr.
Director

Date:	February 13, 2015	By: ABBIE J. SMITH *
Abbie J. Smith
Director

Date:	February 13, 2015	By: E. FOLLIN SMITH *
E. Follin Smith
Director

Date:	February 13, 2015	By: HANSEL E. TOOKES, II *
Hansel E. Tookes, II
Director

Date:	February 13, 2015	By: FLORA R. PEREZ
Flora R. Perez
Attorney-in-Fact