Form 10-Q
period 2015-03-31
RYDER SYSTEM INC
filed 2015-04-22
CIK 85961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015
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

The number of shares of Ryder System, Inc. Common Stock ($0.50 par value per share) outstanding at March 31, 2015 was 53,309,221.

RYDER SYSTEM, INC.
FORM 10-Q QUARTERLY REPORT

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(unaudited)

	Three months ended March 31,
	2015	2014
	(In thousands, except per share amounts)
Lease and rental revenues	$729,024	689,682
Services revenue	693,704	709,699
Fuel services revenue	144,425	211,356
Total revenues	1,567,153	1,610,737

Cost of lease and rental	519,174	493,043
Cost of services	582,330	606,229
Cost of fuel services	136,289	207,205
Other operating expenses	34,744	36,645
Selling, general and administrative expenses	206,605	191,702
Gains on vehicle sales, net	(29,579)	(28,818)
Interest expense	35,849	35,109
Miscellaneous income, net	(2,637)	(5,382)
	1,482,775	1,535,733
Earnings from continuing operations before income taxes	84,378	75,004
Provision for income taxes	30,925	25,906
Earnings from continuing operations	53,453	49,098
Loss from discontinued operations, net of tax	(537)	(866)
Net earnings	$52,916	48,232

Earnings (loss) per common share — Basic
Continuing operations	$1.01	0.93
Discontinued operations	(0.01)	(0.02)
Net earnings	$1.00	0.91

Earnings (loss) per common share — Diluted
Continuing operations	$1.00	0.92
Discontinued operations	(0.01)	(0.02)
Net earnings	$0.99	0.90

Cash dividends declared per common share	$0.37	0.34

See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three months ended March 31,
	2015	2014
	(In thousands)

Net earnings	$52,916	48,232

Other comprehensive loss:

Changes in cumulative translation adjustment and other	(57,372)	(14,592)

Amortization of pension and postretirement items	7,058	5,033
Income tax expense related to amortization of pension and postretirement items	(2,448)	(1,906)
Amortization of pension and postretirement items, net of taxes	4,610	3,127

Other comprehensive loss, net of taxes	(52,762)	(11,465)

Comprehensive income	$154	36,767
See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)

	March 31, 2015	December 31, 2014
	(Dollars in thousands, except per share amount)
Assets:
Current assets:
Cash and cash equivalents	$72,199	50,092
Receivables, net of allowance of $15,372 and $16,388, respectively	778,280	794,864
Inventories	63,021	66,007
Prepaid expenses and other current assets	164,519	165,234
Total current assets	1,078,019	1,076,197
Revenue earning equipment, net of accumulated depreciation of $3,679,498 and $3,648,704, respectively	7,208,345	6,994,448
Operating property and equipment, net of accumulated depreciation of $1,046,137 and $1,035,028, respectively	700,118	699,594
Goodwill	391,082	393,029
Intangible assets	63,977	66,619
Direct financing leases and other assets	465,250	446,099
Total assets	$9,906,791	9,675,986

Liabilities and shareholders’ equity:
Current liabilities:
Short-term debt and current portion of long-term debt	$11,417	12,207
Accounts payable	625,473	560,852
Accrued expenses and other current liabilities	489,647	520,532
Total current liabilities	1,126,537	1,093,591
Long-term debt	4,692,503	4,500,275
Other non-current liabilities	788,094	786,676
Deferred income taxes	1,488,111	1,475,970
Total liabilities	8,095,245	7,856,512

Shareholders’ equity:
Preferred stock of no par value per share — authorized, 3,800,917; none outstanding, March 31, 2015 or December 31, 2014	—	—
Common stock of $0.50 par value per share — authorized, 400,000,000; outstanding, March 31, 2015 — 53,309,221; December 31, 2014 — 53,039,688	26,655	26,520
Additional paid-in capital	978,748	962,328
Retained earnings	1,479,175	1,450,896
Accumulated other comprehensive loss	(673,032)	(620,270)
Total shareholders’ equity	1,811,546	1,819,474
Total liabilities and shareholders’ equity	$9,906,791	9,675,986
See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2015	2014
	(In thousands)
Cash flows from operating activities from continuing operations:
Net earnings	$52,916	48,232
Less: Loss from discontinued operations, net of tax	(537)	(866)
Earnings from continuing operations	53,453	49,098
Depreciation expense	262,395	248,815
Gains on vehicle sales, net	(29,579)	(28,818)
Share-based compensation expense	5,665	4,858
Amortization expense and other non-cash charges, net	13,317	14,097
Deferred income tax expense	26,719	21,653
Changes in operating assets and liabilities, net of acquisitions:
Receivables	10,775	(41,526)
Inventories	2,563	(629)
Prepaid expenses and other assets	(17,093)	(14,410)
Accounts payable	(28,847)	14,423
Accrued expenses and other non-current liabilities	(21,490)	(29,901)
Net cash provided by operating activities from continuing operations	277,878	237,660

Cash flows from financing activities from continuing operations:
Net change in commercial paper borrowings	204,750	142,834
Debt proceeds	455,111	366,612
Debt repaid, including capital lease obligations	(457,569)	(252,845)
Dividends on common stock	(20,084)	(18,005)
Common stock issued	11,846	18,526
Common stock repurchased	(6,141)	(40,437)
Excess tax benefits from share-based compensation	620	293
Debt issuance costs	(3,696)	(1,809)
Net cash provided by financing activities from continuing operations	184,837	215,169

Cash flows from investing activities from continuing operations:
Purchases of property and revenue earning equipment	(553,242)	(578,722)
Sales of revenue earning equipment	96,821	125,673
Sales of operating property and equipment	273	2,004
Acquisitions	—	(1,649)
Collections on direct finance leases	16,243	16,184
Changes in restricted cash	(912)	(4,087)
Other	—	(1,250)
Net cash used in investing activities from continuing operations	(440,817)	(441,847)

Effect of exchange rate changes on cash	756	1,369
Increase in cash and cash equivalents from continuing operations	22,654	12,351

Decrease in cash and cash equivalents from discontinued operations	(547)	(1,127)

Increase in cash and cash equivalents	22,107	11,224
Cash and cash equivalents at January 1	50,092	61,562
Cash and cash equivalents at March 31	$72,199	72,786
See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Amount	Shares	Par
	(Dollars in thousands, except per share amount)
Balance at December 31, 2014	$—	53,039,688	$26,520	962,328	1,450,896	(620,270)	1,819,474
Comprehensive income	—	—	—	—	52,916	(52,762)	154
Common stock dividends declared — $0.37 per share	—	—	—	—	(19,746)	—	(19,746)
Common stock issued under employee stock option and stock purchase plans (1)	—	338,009	170	11,623	—	—	11,793
Benefit plan stock sales (2)	—	631	—	53	—	—	53
Common stock repurchases	—	(69,107)	(35)	(1,215)	(4,891)	—	(6,141)
Share-based compensation	—	—	—	5,665	—	—	5,665
Tax benefits from share-based compensation	—	—	—	294	—	—	294
Balance at March 31, 2015	$—	53,309,221	$26,655	978,748	1,479,175	(673,032)	1,811,546
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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

(A) INTERIM FINANCIAL STATEMENTS

The accompanying unaudited Consolidated Condensed Financial Statements include the accounts of Ryder System, Inc. (Ryder) and all entities in which Ryder has a controlling voting interest (subsidiaries) and variable interest entities (VIEs) required to be consolidated in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The accompanying unaudited Consolidated Condensed Financial Statements have been prepared in accordance with the accounting policies described in our 2014 Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements and notes thereto. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included and the disclosures herein are adequate. The operating results for interim periods are unaudited and are not necessarily indicative of the results that can be expected for a full year.

During the first quarter of 2015, our management structure changed within the supply chain business. We created the role of President of Dedicated Transportation Solutions (DTS) for the dedicated product offering which was within Supply Chain Solutions (SCS). Beginning with the period ended March 31, 2015, we are reporting our financial performance based on our new segments: (1) Fleet Management Solutions (FMS), which provides full service leasing, commercial rental, contract maintenance, and contract-related maintenance of trucks, tractors and trailers to customers principally in the U.S., Canada and the U.K.; (2) DTS, which provides vehicles and drivers as part of a dedicated transportation solution in the U.S; and (3) SCS, which provides comprehensive supply chain solutions including distribution and transportation services in North America and Asia. Dedicated services provided as part of an integrated, multi-service, supply chain solution will continue to be reported in the SCS business segment where those services will continue to be managed. As a result, we recasted certain prior period amounts to conform to the way we internally manage and monitor segment performance during the year. This change impacted Note (F), "Goodwill," and Note (Q), "Segment Reporting," with no impact on consolidated revenues, net income or cash flows.

(B) RECENT ACCOUNTING PRONOUNCEMENTS

Presentation of Debt Issuance Costs

On April 7, 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires an entity to present debt issuance costs as a direct deduction from the carrying amount of the related debt liability on the balance sheet. The update requires retrospective application and represents a change in accounting principle. The update becomes effective January 1, 2016. Based on the balances as of March 31, 2015, the adoption of this ASU will require us to reclassify $18.7 million of unamortized debt issuance costs from "Direct financing leases and other assets" to "Long-term debt."

Revenue Recognition

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance when it becomes effective January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition methods. We are evaluating the effect that this ASU will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our consolidated financial position and results of operations.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(C) SHARE-BASED COMPENSATION PLANS

Share-based incentive awards are provided to employees under the terms of various share-based compensation plans (collectively, the “Plans”). The Plans are administered by the Compensation Committee of the Board of Directors. Awards under the Plans principally include at-the-money stock options, nonvested stock and cash awards. Nonvested stock awards include grants of market-based, performance-based, and time-vested restricted stock rights. Under the terms of our Plans, dividends may be paid on our nonvested stock awards but are not paid unless the award vests. Upon vesting, the amount of the dividends paid is equal to the aggregate dividends declared on common shares during the period from the date of grant of the award until the date the shares underlying the award are delivered.

The following table provides information on share-based compensation expense and income tax benefits recognized during the periods:

	Three months ended March 31,
	2015	2014
	(In thousands)
Stock option and stock purchase plans	$2,301	2,237
Nonvested stock	3,364	2,621
Share-based compensation expense	5,665	4,858
Income tax benefit	(1,882)	(1,676)
Share-based compensation expense, net of tax	$3,783	3,182

During the three months ended March 31, 2015 and 2014, approximately 358,000 and 405,000 stock options, respectively, were granted under the Plans. These awards generally vest evenly over a three year period beginning on the date of grant. The stock options have contractual terms of ten years. The fair value of each option award at the date of grant was estimated using a Black-Scholes-Merton option-pricing valuation model. Share-based compensation expense is recognized on a straight-line basis over the vesting period. The weighted-average fair value per option granted during the three months ended March 31, 2015 and 2014 was $18.46 and $14.99, respectively.

During the three months ended March 31, 2015 and 2014, approximately 19,000 and 22,000 market-based restricted stock rights were granted, respectively, under the Plans. The awards are segmented into three performance periods of one, two and three years. At the end of each performance period, up to 125% of the award may be earned based on Ryder's total shareholder return (TSR) compared to the target TSR of a peer group over the applicable performance period. If earned, employees will receive the grant of stock at the end of the relevant three year performance period provided they continue to be employed with Ryder, subject to Compensation Committee approval. The fair value of the market-based restricted stock rights was estimated using a lattice-based option-pricing valuation model that incorporates a Monte-Carlo simulation. The fair value of the market-based awards was determined on the grant date and considers the likelihood of Ryder achieving the market-based condition. Share-based compensation expense is recognized on a straight-line basis over the vesting period. The weighted-average fair value per market-based restricted stock right granted during the three months ended March 31, 2015 and 2014 was $89.40 and $61.07, respectively.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

During the three months ended March 31, 2015 and 2014, approximately 35,000 and 42,000 performance-based restricted stock rights (PBRSRs), respectively, were awarded under the Plans. The awards are segmented into three one-year performance periods. For these awards, up to 125% of the awards may be earned based on Ryder's one-year adjusted return on capital (ROC) measured against an annual ROC target. If earned, employees will receive the grant of stock three years after the grant date, provided they continue to be employed with Ryder, subject to Compensation Committee approval. For accounting purposes, these awards are not considered granted until the Compensation Committee approves the annual ROC target. During the three months ended March 31, 2015 and 2014, approximately 42,000 and 30,000 PBRSRs, respectively, were considered granted for accounting purposes. The fair value of the PBRSRs is determined and fixed on the grant date based on Ryder's stock price on the date of grant. Share-based compensation expense is recognized on a straight-line basis over the vesting period, based upon the probability that the performance target will be met. The weighted-average fair value per PBRSR granted during the three months ended March 31, 2015 and 2014 was $93.04 and $71.43, respectively.

During the three months ended March 31, 2015 and 2014, approximately 68,000 and 87,000 time-vested restricted stock rights, respectively, were granted under the Plans. The time-vested restricted stock rights entitle the holder to shares of common stock when the awards generally vest at the end of the three-year period after the grant date. The fair value of the time-vested awards is determined and fixed on the date of grant based on Ryder’s stock price on the date of grant. Share-based compensation expense is recognized on a straight-line basis over the vesting period. The weighted-average fair value per time-vested restricted stock right granted during the three months ended March 31, 2015 and 2014 was $93.50 and $71.40, respectively.

During the three months ended March 31, 2015 and 2014, employees received market-based cash awards. The cash awards have the same vesting provisions as the market-based restricted stock rights. The cash awards are accounted for as liability awards under the share-based compensation accounting guidance as the awards are based upon the performance of our common stock and are settled in cash. As a result, the liability is adjusted to reflect fair value at the end of each reporting period. The fair value of the cash awards was estimated using a lattice-based option-pricing valuation model that incorporates a Monte-Carlo simulation. Share-based compensation expense is recognized on a straight-line basis over the vesting period.

The following table is a summary of compensation expense recognized for market-based cash awards in addition to the share-based compensation expense reported in the previous table:

	Three months ended March 31,
	2015	2014
	(In thousands)
Cash awards	$172	523

Total unrecognized pre-tax compensation expense related to all share-based compensation arrangements at March 31, 2015 was $38.5 million and is expected to be recognized over a weighted-average period of 2.0 years.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(D) EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per common share from continuing operations:

	Three months ended March 31,
	2015	2014
	(In thousands, except per share amounts)
Earnings per share — Basic:
Earnings from continuing operations	$53,453	49,098
Less: Distributed and undistributed earnings allocated to nonvested stock	(147)	(255)
Earnings from continuing operations available to common shareholders — Basic	$53,306	48,843

Weighted average common shares outstanding — Basic	52,596	52,660

Earnings from continuing operations per common share — Basic	$1.01	0.93

Earnings per share — Diluted:
Earnings from continuing operations	$53,453	49,098
Less: Distributed and undistributed earnings allocated to nonvested stock	(145)	(255)
Earnings from continuing operations available to common shareholders — Diluted	$53,308	48,843

Weighted average common shares outstanding — Basic	52,596	52,660
Effect of dilutive equity awards	510	463
Weighted average common shares outstanding — Diluted	53,106	53,123

Earnings from continuing operations per common share — Diluted	$1.00	0.92

Anti-dilutive equity awards not included above	184	215

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(E) REVENUE EARNING EQUIPMENT

	March 31, 2015			December 31, 2014
	Cost	Accumulated Depreciation	Net Book Value(1)	Cost	Accumulated Depreciation	Net Book Value(1)
	(In thousands)
Held for use:
Full service lease	$8,042,352	(2,614,711)	5,427,641	$7,918,497	(2,591,688)	5,326,809
Commercial rental	2,513,888	(830,133)	1,683,755	2,411,957	(830,683)	1,581,274
Held for sale	331,603	(234,654)	96,949	312,698	(226,333)	86,365
Total	$10,887,843	(3,679,498)	7,208,345	$10,643,152	(3,648,704)	6,994,448
 ————————————

(1)
Revenue earning equipment, net includes vehicles acquired under capital leases of $48.4 million, less accumulated depreciation of $24.3 million, at March 31, 2015, and $47.8 million, less accumulated depreciation of $22.5 million, at December 31, 2014.

At the end of 2014, we completed our annual review of residual values and useful lives of revenue earning equipment. Based on the results of our analysis, we adjusted the estimated residual values of certain classes of revenue earning equipment effective January 1, 2015. The change in estimated residual values and useful lives increased pre-tax earnings for the first quarter of 2015 by approximately $10.0 million.

We lease revenue earning equipment to customers for periods typically ranging from three to seven years for trucks and tractors and up to ten years for trailers. The majority of our leases are classified as operating leases. However, some of our revenue earning equipment leases are classified as direct financing leases and, to a lesser extent, sales-type leases. As of March 31, 2015 and December 31, 2014, the net investment in direct financing and sales-type leases was $422.2 million and $417.0 million, respectively. Our direct financing lease customers operate in a wide variety of industries, and we have no significant customer concentrations in any one industry. We assess credit risk for all of our customers including those who lease equipment under direct financing leases upon signing of a full service lease contract. For those customers who are designated as high risk, we typically require deposits to be paid in advance in order to mitigate our credit risk. Additionally, our receivables are collateralized by the vehicles, based on their estimated fair values, which further mitigates our credit risk.

As of March 31, 2015 and December 31, 2014, the amount of direct financing lease receivables past due was not significant, and there were no impaired receivables. Accordingly, we do not believe there is a material risk of default with respect to the direct financing lease receivables. The allowance for credit losses was $0.3 million as of March 31, 2015 and December 31, 2014.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(F) GOODWILL

The carrying amount of goodwill attributable to each reportable business segment with changes therein was as follows:

	Fleet Management Solutions	Dedicated Transportation Solutions	Supply Chain Solutions	Total

Balance at January 1, 2015:
Goodwill	$233,217	40,808	148,225	422,250
Accumulated impairment losses	(10,322)	—	(18,899)	(29,221)
	222,895	40,808	129,326	393,029
Foreign currency translation adjustments	(1,321)	—	(626)	(1,947)
Balance at March 31, 2015:
Goodwill	231,896	40,808	147,599	420,303
Accumulated impairment losses	(10,322)	—	(18,899)	(29,221)
	$221,574	40,808	128,700	391,082

As discussed in Note (Q), "Segment Reporting", we disaggregated our SCS business segment into DTS and SCS. This resulted in a change in our SCS U.S. operating segments and reporting units. We allocated goodwill to our DTS reporting unit using a relative fair value approach. In addition, we completed an assessment of any potential goodwill impairment for the SCS U.S. reporting unit immediately prior to and following the reallocation and determined that no impairment existed.

(G) ACCRUED EXPENSES AND OTHER LIABILITIES

	March 31, 2015			December 31, 2014
	Accrued Expenses	Non-Current Liabilities	Total	Accrued Expenses	Non-Current Liabilities	Total
	(In thousands)
Salaries and wages	$81,267	—	81,267	$114,446	—	114,446
Deferred compensation	2,197	40,641	42,838	3,209	37,093	40,302
Pension benefits	3,681	445,789	449,470	3,739	444,657	448,396
Other postretirement benefits	2,094	26,442	28,536	2,112	26,889	29,001
Other employee benefits	1,344	15,967	17,311	7,172	19,276	26,448
Insurance obligations (1)	135,652	192,773	328,425	132,246	189,431	321,677
Environmental liabilities	3,879	7,360	11,239	3,877	8,002	11,879
Operating taxes	106,159	—	106,159	92,330	—	92,330
Income taxes	2,854	23,875	26,729	5,066	22,843	27,909
Interest	28,020	—	28,020	32,441	—	32,441
Deposits, mainly from customers	60,654	5,752	66,406	59,388	5,929	65,317
Deferred revenue	11,624	—	11,624	11,759	—	11,759
Acquisition holdbacks	5,714	—	5,714	3,817	2,187	6,004
Other	44,508	29,495	74,003	48,930	30,369	79,299
Total	$489,647	788,094	1,277,741	$520,532	786,676	1,307,208
 ————————————
(1) Insurance obligations are primarily comprised of self-insured claim liabilities.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(H) DEBT

	Weighted-Average Interest Rate
	March 31, 2015	December 31, 2014	Maturities	March 31, 2015	December 31, 2014
				(In thousands)
Short-term debt and current portion of long-term debt:
Short-term debt	1.77%	1.30%	2015	$2,550	3,773
Current portion of long-term debt, including capital leases				8,867	8,434
Total short-term debt and current portion of long-term debt				11,417	12,207
Long-term debt:
U.S. commercial paper (1)	0.46%	0.35%	2020	481,410	276,694
Global revolving credit facility	2.67%	1.60%	2020	22,710	11,190
Unsecured U.S. notes — Medium-term notes (1)	3.25%	3.29%	2015-2025	3,822,369	3,772,159
Unsecured U.S. obligations	1.49%	0.76%	2018	50,000	110,500
Unsecured foreign obligations	1.92%	2.01%	2015-2020	279,992	295,776
Capital lease obligations	3.57%	3.65%	2015-2019	35,004	37,560
Total before fair market value adjustment				4,691,485	4,503,879
Fair market value adjustment on notes subject to hedging (2)				9,885	4,830
				4,701,370	4,508,709
Current portion of long-term debt, including capital leases				(8,867)	(8,434)
Long-term debt				4,692,503	4,500,275
Total debt				$4,703,920	4,512,482
 ————————————

(1)	We had unamortized original issue discounts of $7.7 million and $7.9 million at March 31, 2015 and December 31, 2014, respectively.

(2)	The notional amount of executed interest rate swaps designated as fair value hedges was $600 million at March 31, 2015 and December 31, 2014.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

We maintain a global revolving credit facility with a syndicate of twelve lending institutions led by Bank of America N.A., Bank of Tokyo-Mitsubishi UFJ, Ltd., BNP Paribas, Mizuho Corporate Bank, Ltd., Royal Bank of Canada, Royal Bank of Scotland Plc, U.S. Bank National Association and Wells Fargo Bank, N.A. The availability under our credit facility is $1.2 billion and matures in January 2020. The agreement provides for annual facility fees which range from 7.5 basis points to 25 basis points based on Ryder's long-term credit ratings. The annual facility fee is currently 10 basis points, which applies to the total facility size of $1.2 billion. The credit facility is used primarily to finance working capital but can also be used to issue up to $75 million in letters of credit (there were no letters of credit outstanding against the facility at March 31, 2015). At our option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. The credit facility contains no provisions limiting its availability in the event of a material adverse change to Ryder’s business operations; however, the credit facility does contain standard representations and warranties, events of default, cross-default provisions and certain affirmative and negative covenants. In order to maintain availability of funding, we must maintain a ratio of debt to consolidated net worth of less than or equal to 300%. Net worth, as defined in the credit facility, represents shareholders' equity excluding any accumulated other comprehensive income or loss associated with our pension and other postretirement plans. The ratio at March 31, 2015 was 197%. At March 31, 2015, there was $695.3 million available under the credit facility, net of outstanding commercial paper borrowings.

Our global revolving credit facility enables us to refinance short-term obligations on a long-term basis. Settlement of short-term commercial paper obligations not expected to require the use of working capital are classified as long-term as we have both the intent and ability to refinance on a long-term basis. In addition, we have the intent and ability to refinance the current portion of long-term debt on a long-term basis. At March 31, 2015, we classified $504.1 million of short-term commercial paper and amounts drawn under the global revolving credit facility and $609.9 million of the current portion of long-term debt as long-term debt. At December 31, 2014, we classified $276.7 million of short-term commercial paper, $60.0 million of trade receivables borrowings and $698.5 million of the current portion of long-term debt as long-term debt.

In February 2015, we issued $400 million of unsecured medium-term notes maturing in March 2020. The proceeds from the notes were used to payoff maturing debt and for general corporate purposes. If the notes are downgraded below investment grade following, and as a result of, a change in control, the note holder can require us to repurchase all or a portion of the notes at a purchase price equal to 101% of principal plus accrued and unpaid interest.

We have a trade receivables purchase and sale program, pursuant to which we sell certain of our domestic trade accounts receivable to a bankruptcy remote, consolidated subsidiary of Ryder, that in turn sells, on a revolving basis, an ownership interest in certain of these accounts receivable to a receivables conduit or committed purchasers. The subsidiary is considered a VIE and is consolidated based on our control of the entity’s activities. We use this program to provide additional liquidity to fund our operations, particularly when it is cost effective to do so. The costs under the program may vary based on changes in interest rates. The available proceeds that may be received under the program are limited to $175 million. If no event occurs that causes early termination, the 364-day program will expire October 2015. The program contains provisions restricting its availability in the event of a material adverse change to our business operations or the collectibility of the collateralized receivables. No amounts were outstanding under the program at March 31, 2015. At December 31, 2014, $60.0 million was outstanding under the program. Sales of receivables under this program are accounted for as secured borrowings based on our continuing involvement in the transferred assets.

At March 31, 2015 and December 31, 2014, we had letters of credit and surety bonds outstanding totaling $343.0 million and $334.3 million, respectively, which primarily guarantee the payment of insurance claims.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(I) FAIR VALUE MEASUREMENTS

The assets and liabilities measured at fair value on a recurring basis consist primarily of interest rate swaps and investments held in Rabbi Trusts.  These amounts as of March 31, 2015 are not material to our consolidated financial position and operations and have not changed significantly from the amounts reported as of December 31, 2014.

The following tables present our assets that are measured at fair value on a nonrecurring basis and considered a Level 3 fair value measurement:

			Total Losses (2)
	March 31,		Three months ended March 31,
	2015	2014	2015	2014
	(In thousands)
Assets held for sale:
Revenue earning equipment: (1)
Trucks	$5,298	11,928	$1,228	1,882
Tractors	4,611	7,495	827	1,632
Trailers	1,231	742	316	161
Total assets at fair value	$11,140	20,165	$2,371	3,675

 ————————————

(1)	Represents the portion of all revenue earning equipment held for sale that is recorded at fair value, less costs to sell.

(2)	Total losses represent fair value adjustments for all vehicles held for sale throughout the period for which fair value was less than carrying value.

Revenue earning equipment held for sale is stated at the lower of carrying amount or fair value less costs to sell. Only certain vehicles held for sale have carrying amounts greater than the fair value and losses are recorded at the time they arrive at our used truck centers. We typically record gains on the remaining vehicles with carrying amounts lower than fair value at the time they are sold. Losses to reflect changes in fair value are presented within “Other operating expenses” in the Consolidated Condensed Statements of Earnings. For revenue earning equipment held for sale, we stratify our fleet by vehicle type (trucks, tractors and trailers), weight class, age and other relevant characteristics and create classes of similar assets for analysis purposes. Fair value was determined based upon recent market prices obtained from our own sales experience for sales of each class of similar assets and vehicle condition. Therefore, our revenue earning equipment held for sale was classified within Level 3 of the fair value hierarchy.

Fair value of total debt (excluding capital lease obligations) at March 31, 2015 and December 31, 2014 was approximately $4.79 billion and $4.59 billion, respectively. For publicly-traded debt, estimates of fair value were based on market prices. Since our publicly-traded debt is not actively traded, the fair value measurement was classified within Level 2 of the fair value hierarchy. For other debt, fair value was estimated based on a model-driven approach using rates currently available to us for debt with similar terms and remaining maturities. Therefore, the fair value measurement of our other debt was classified within Level 2 of the fair value hierarchy. The carrying amounts reported in the Consolidated Condensed Balance Sheets for “Cash and cash equivalents,” “Receivables, net” and “Accounts payable” approximate fair value because of the immediate or short-term maturities of these financial instruments.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(J) DERIVATIVES

We have interest rate swaps outstanding, which are designated as fair value hedges whereby we receive fixed interest rate payments in exchange for making variable interest rate payments. The differential to be paid or received is accrued and recognized as interest expense. Fair value was based on a model-driven income approach using the LIBOR rate at each interest payment date, which was observable at commonly quoted intervals for the full term of the swaps. Therefore, our interest rate swaps were classified within Level 2 of the fair value hierarchy. The fair value amounts of the interest rate swaps are reported in the Consolidated Condensed Balance Sheets within "Prepaid expenses and other current assets," "Direct financing leases and other assets," and "Other non-current liabilities." As of March 31, 2015, these amounts are not material to our consolidated financial position and operations and have not changed significantly from the amounts reported at December 31, 2014.

The following table provides a detail of the swaps outstanding and the related hedged items as of March 31, 2015:

	Maturity date	Face value of medium-term notes	Aggregate notional amount of interest rate swaps	Fixed interest rate	Weighted-average variable interest rate on hedged debt as of March 31,
Issuance date					2015	2014
		(Dollars in thousands)
May 2011	June 2017	$350,000	$150,000	3.50%	1.42%	1.44%
November 2013	November 2018	$300,000	$100,000	2.45%	1.20%	1.19%
February 2014	June 2019	$350,000	$100,000	2.55%	1.13%	1.10%
May 2014	September 2019	$400,000	$100,000	2.45%	0.89%	—%
February 2015	March 2020	$400,000	$150,000	2.65%	1.14%	—%

The amount of gains (losses) on interest rate swap agreements designated as fair value hedges and related hedged items are reported in the Consolidated Condensed Statements of Earnings within "Interest expense." Changes in the fair value of our interest rate swaps are offset by changes in the fair value of the debt instrument. Accordingly, there is no ineffectiveness related to the interest rate swaps.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(K) SHARE REPURCHASE PROGRAMS

In December 2013, our Board of Directors authorized a share repurchase program intended to mitigate the dilutive impact of shares issued under our various employee stock, stock option and employee stock purchase plans. Under the December 2013 program, management is authorized to repurchase shares of common stock in an amount not to exceed the number of shares issued to employees under the Company’s various employee stock, stock option and employee stock purchase plans from December 1, 2013 through December 31, 2015. The December 2013 program limits aggregate share repurchases to no more than 2 million shares of Ryder common stock. Share repurchases of common stock are made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. Management established prearranged written plans for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the December 2013 program, which allow for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan. Early in the first quarter of 2015, we temporarily paused anti-dilutive share repurchase activity for the first half of 2015. For the three months ended March 31, 2015 and 2014, we repurchased and retired 69,107 shares and 562,683 shares, respectively under the program at an aggregate cost of $6.1 million and $40.4 million, respectively.

(L) ACCUMULATED OTHER COMPREHENSIVE LOSS

The following summary sets forth the components of accumulated other comprehensive loss, net of tax:

	Currency Translation Adjustments and Other	Net Actuarial Loss (1)	Prior Service Credit (1)	Accumulated Other Comprehensive Loss
	(In thousands)
December 31, 2014	$(36,087)	(585,941)	1,758	(620,270)
Amortization	—	4,961	(351)	4,610
Other current period change	(57,372)	—	—	(57,372)
March 31, 2015	$(93,459)	(580,980)	1,407	(673,032)

	Currency Translation Adjustments and Other	Net Actuarial Loss (1)	Prior Service Credit (1)	Accumulated Other Comprehensive Loss
	(In thousands)
December 31, 2013	$35,875	(477,883)	3,760	(438,248)
Amortization	—	3,807	(680)	3,127
Other current period change	(14,592)	—	—	(14,592)
March 31, 2014	$21,283	(474,076)	3,080	(449,713)

_______________________

(1)	These amounts are included in the computation of net periodic benefit cost. See Note (M), "Employee Benefit Plans," for further information.

The loss from currency translation adjustments in the three months ended March 31, 2015 of $57.4 million was due primarily to the weakening of the Canadian Dollar and British Pound against the U.S. Dollar. The loss from currency translation adjustments in the three months ended March 31, 2014 of $14.6 million was due to the weakening of the Canadian Dollar compared to the U.S. Dollar.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(M) EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost were as follows:

	Pension Benefits		Postretirement Benefits
	Three months ended March 31,
	2015	2014	2015	2014
	(In thousands)
Company-administered plans:
Service cost	$3,627	3,423	$111	135
Interest cost	21,887	25,561	284	365
Expected return on plan assets	(24,900)	(28,718)	—	—
Amortization of:
Net actuarial loss/(gain)	7,808	6,235	(196)	(129)
Prior service credit	(76)	(458)	(478)	(615)
	8,346	6,043	(279)	(244)
Union-administered plans	2,172	2,091	—	—
Net periodic benefit cost	$10,518	8,134	$(279)	(244)

Company-administered plans:
U.S.	$8,892	6,287	$(415)	(397)
Non-U.S.	(546)	(244)	136	153
	8,346	6,043	(279)	(244)
Union-administered plans	2,172	2,091	—	—
	$10,518	8,134	$(279)	(244)

During the three months ended March 31, 2015, we contributed $3.9 million to our pension plans. In 2015, we expect total contributions to our pension plans to be approximately $39 million.

(N) OTHER ITEMS IMPACTING COMPARABILITY

Our primary measure of segment performance excludes certain items we do not believe are representative of the ongoing operations of the segment. We believe that excluding these items from our segment measure of performance allows for better comparison of results. During the three months ended March 31, 2015, we incurred charges of $1.8 million related to professional fees associated with cost savings initiatives. This charge was recorded within "Selling, general and administrative expenses" in our Condensed Consolidated Statement of Earnings.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(O) SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information was as follows:

	Three months ended March 31,
	2015	2014
	(In thousands)
Interest paid	$38,381	41,180
Income taxes paid	3,590	1,534
Changes in accounts payable related to purchases of revenue earning equipment	99,972	16,918
Operating and revenue earning equipment acquired under capital leases	—	2,245

During the three months ended March 31, 2014, we paid $1.6 million related to acquisitions completed in prior years. No payments related to acquisitions completed in prior years were made during the three months ended March 31, 2015.

(P) MISCELLANEOUS INCOME, NET

	Three months ended March 31,
	2015	2014
	(In thousands)
Rabbi trust investment income	$1,067	500
Insurance proceeds	314	—
Gains on sales of operating property and equipment	183	1,304
Foreign currency translation benefit	129	(406)
Contract settlement	15	2,908
Other, net	929	1,076
Total	$2,637	5,382

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(Q) SEGMENT REPORTING

Our operating segments are aggregated into reportable business segments based upon similar economic characteristics, products, services, customers and delivery methods. During the first quarter of 2015, our management structure changed within the supply chain business. We created the role of President of DTS for the dedicated product offering which was within SCS. Beginning with the three-month period ended March 31, 2015, we are reporting our financial performance based on three business segments: (1) FMS, which provides full service leasing, commercial rental, contract maintenance, and contract-related maintenance of trucks, tractors and trailers to customers principally in the U.S., Canada and the U.K.; (2) DTS, which provides vehicles and drivers as part of a dedicated transportation solution in the U.S; and (3) SCS, which provides comprehensive supply chain solutions including distribution and transportation services in North America and Asia. Dedicated services provided as part of an integrated, multi-service, supply chain solution will continue to be reported in the SCS business segment where those services will continue to be managed.

Our primary measurement of segment financial performance, defined as “Earnings Before Tax” (EBT) from continuing operations, includes an allocation of Central Support Services (CSS) and excludes non-operating pension costs, restructuring and other charges, net and other items discussed in Note (N), "Other Items Impacting Comparability." CSS represents those costs incurred to support all business segments, including human resources, finance, corporate services, public affairs, information technology, health and safety, legal, marketing and corporate communications. The objective of the EBT measurement is to provide clarity on the profitability of each business segment and, ultimately, to hold leadership of each business segment and each operating segment within each business segment accountable for their allocated share of CSS costs. Certain costs are considered to be overhead not attributable to any segment and remain unallocated in CSS. Included among the unallocated overhead remaining within CSS are the costs for investor relations, public affairs and certain executive compensation.

Our FMS segment leases revenue earning equipment and provides fuel, maintenance and other ancillary services to the DTS and SCS segments. Inter-segment revenue and EBT are accounted for at rates similar to those executed with third parties. EBT related to inter-segment equipment and services billed to customers (equipment contribution) are included in both FMS and the business segment which served the customer and then eliminated (presented as “Eliminations”).

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

The following tables set forth financial information for each of our business segments and provides a reconciliation between segment EBT and earnings from continuing operations before income taxes for the three months ended March 31, 2015 and 2014. Segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented.

	FMS	DTS	SCS	Eliminations	Total

For the three months ended March 31, 2015
Revenue from external customers	$983,440	212,659	371,054	—	1,567,153
Inter-segment revenue	103,710	—	—	(103,710)	—
Total revenue	$1,087,150	212,659	371,054	(103,710)	1,567,153

Segment EBT	$89,919	8,970	15,689	(11,534)	103,044
Unallocated CSS					(11,942)
Non-operating pension costs					(4,883)
Restructuring and other charges, net and other items (1)					(1,841)
Earnings from continuing operations before income taxes					$84,378

Segment capital expenditures paid (2)	$538,743	709	5,987	—	545,439
Unallocated CSS					7,803
Capital expenditures paid					$553,242

For the three months ended March 31, 2014
Revenue from external customers	$1,013,396	215,962	381,379	—	1,610,737
Inter-segment revenue	121,691	—	—	(121,691)	—
Total revenue	$1,135,087	215,962	381,379	(121,691)	1,610,737

Segment EBT	$76,991	8,686	13,098	(9,628)	89,147
Unallocated CSS					(10,829)
Non-operating pension costs					(3,314)
Earnings from continuing operations before income taxes					$75,004

Segment capital expenditures paid (2), (3)	$568,239	250	3,622	—	572,111
Unallocated CSS					6,611
Capital expenditures paid					$578,722
 ————————————

(1)	See Note (N), "Other Items Impacting Comparability," for additional information.

(2)	Excludes revenue earning equipment acquired under capital leases.

(3)	Excludes acquisition payments of $1.6 million during the three months ended March 31, 2014.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(R) OTHER MATTERS

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion should be read in conjunction with the unaudited Consolidated Condensed Financial Statements and notes thereto included under Item 1. In addition, reference should be made to our audited Consolidated Financial Statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2014 Annual Report on Form 10-K.

Ryder System, Inc. (Ryder) is a global leader in transportation and supply chain management solutions. Our operating segments are aggregated into reportable business segments based upon similar economic characteristics, products, services, customers and delivery methods. During the first quarter of 2015, our management structure changed within the supply chain business. We created the role of President of Dedicated Transportation Solutions (DTS) for the dedicated product offering which was within Supply Chain Solutions (SCS). Beginning with the three-month period ended March 31, 2015, we are reporting our financial performance based on three business segments: (1) Fleet Management Solutions (FMS), which provides full service leasing, commercial rental, contract maintenance, and contract-related maintenance of trucks, tractors and trailers to customers principally in the U.S., Canada and the U.K.; (2) DTS, which provides vehicles and drivers as part of a dedicated transportation solution in the U.S; and (3) SCS, which provides comprehensive supply chain solutions including distribution and transportation services in North America and Asia. Dedicated services provided as part of an integrated, multi-service, supply chain solution will continue to be reported in the SCS business segment where those services will continue to be managed.

In addition, we revised the reporting of operating revenue, a non-GAAP financial measure. Beginning this quarter, in addition to excluding FMS fuel services revenue and subcontracted transportation from the calculation of operating revenue, we will also exclude DTS and SCS fuel costs. Prior year amounts have been revised to conform to the current period presentation. The revisions were not material and did not impact segment earnings.

We operate in highly competitive markets. Our customers select us based on numerous factors including service quality, price, technology and service offerings. As an alternative to using our services, customers may choose to provide these services for themselves, or may choose to obtain similar or alternative services from other third-party vendors. Our customer base includes enterprises operating in a variety of industries including automotive, industrial, food and beverage service, consumer packaged goods, transportation and warehousing, technology and healthcare, retail, housing, business and personal services, and paper and publishing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Operating results were as follows:

	Three months ended March 31,		Change
	2015	2014	2015/2014
	(In thousands, except per share amounts)
Total revenue	$1,567,153	1,610,737	(3)%
Operating revenue (1)	1,300,286	1,242,771	5%

EBT	$84,378	75,004	12%
Comparable EBT (2)	91,102	78,318	16%
Earnings from continuing operations	53,453	49,098	9%
Comparable earnings from continuing operations (2)	57,406	49,210	17%
Net earnings	52,916	48,232	10%

Earnings per common share (EPS) — Diluted
Continuing operations	$1.00	0.92	9%
Comparable (2)	1.08	0.92	17%
Net earnings	0.99	0.90	10%
  ————————————

(1)
We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of our core businesses and as a measure of sales activity. Commencing this quarter, in addition to excluding FMS fuel services revenue and subcontracted transportation from the calculation of operating revenue, we will also be excluding DTS and SCS fuel.  DTS and SCS fuel, similar to FMS fuel services revenue, is an ancillary service that we provide our customers and is impacted by fluctuations in market fuel prices.  Therefore, these items are excluded from operating revenue as the costs are largely a pass-through to our customers, resulting in minimal changes in our profitability during periods of steady market fuel prices. However, profitability may be positively or negatively impacted by rapid changes in market fuel prices during a short period of time as customer pricing for fuel services is established based on trailing market fuel costs. We also exclude subcontracted transportation from the calculation of operating revenue as this service is also typically a pass-through to our customers and therefore fluctuations result in minimal changes to our profitability.  Refer to the section titled “Non-GAAP Financial Measures” for a reconciliation of total revenue to operating revenue.

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

Total revenue decreased 3% and operating revenue increased 5% for the three months ended March 31, 2015. Total revenue declined due to lower fuel prices largely passed through to customers and foreign exchange. The increase in operating revenue was driven by growth in the FMS, DTS, and SCS business segments partially offset by a 200 basis point negative impact from foreign exchange. FMS operating revenue growth was driven by higher prices on lease replacement vehicles, a larger full service lease fleet, increased North American rental demand and higher rental pricing. DTS and SCS operating revenue growth was due to new business and increased volumes. EBT for the three months ended March 31, 2015, increased due to improved performance in the FMS business segment driven by strong commercial rental performance and higher full service lease results and improved SCS performance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

CONSOLIDATED RESULTS

Lease and Rental

	Three months ended March 31,		Change
	2015	2014	2015/2014
	(Dollars in thousands)
Lease and rental revenues	$729,024	689,682	6%
Cost of lease and rental	519,174	493,043	5%
Gross margin	209,850	196,639	7%
Gross margin %	29%	29%

Lease and rental revenues represent full service lease and commercial rental product offerings within our FMS business segment. Revenues increased 6% in the first quarter of 2015 to $729.0 million primarily driven by higher prices on full service lease vehicles, 3% full service lease fleet growth, and increased commercial rental revenue partially offset by a 200 basis point negative impact from foreign exchange. Commercial rental revenue grew due to increased North American demand and higher rental pricing (up 5% in the first quarter of 2015).

Cost of lease and rental represents the direct costs related to lease and rental revenues. These costs are comprised of depreciation of revenue earning equipment, maintenance costs (primarily repair parts and labor), and other fixed costs such as licenses, insurance and operating taxes. Cost of lease and rental excludes interest costs from vehicle financing. Cost of lease and rental grew 5% to $519.2 million in the first quarter of 2015 due to higher depreciation and higher maintenance costs on a 3% larger average lease fleet and a 5% larger average rental fleet. Cost of lease and rental benefited by $10.0 million in the first quarter of 2015 due to changes in estimated residual values and useful lives of revenue earning equipment effective January 1, 2015.

Lease and rental gross margin increased 7% in the first quarter of 2015 to $209.9 million. Lease and rental gross margin as a percentage of revenue remained at 29% in the first quarter of 2015. The increase in margin dollars was due to higher per-vehicle pricing as well as benefits from improved residual values.

Services

	Three months ended March 31,		Change
	2015	2014	2015/2014
	(Dollars in thousands)
Services revenue	$693,704	709,699	(2)%
Cost of services	582,330	606,229	(4)%
Gross margin	111,374	103,470	8%
Gross margin %	16%	15%

Services revenue represents all the revenues associated with our DTS and SCS business segments as well as contract maintenance, contract-related maintenance and fleet support services associated with our FMS business segment. Services revenue decreased 2% in the first quarter of 2015 to $693.7 million due to impacts from lower fuel prices passed through to our DTS and SCS customers and a 200 basis point impact from foreign exchange partially offset by new business and higher volumes in our DTS and SCS business segments.

Cost of services represents the direct costs related to services revenue and is primarily comprised of salaries and employee-related costs, subcontracted transportation (purchased transportation from third parties) and maintenance costs. Cost of services decreased 4% in the first quarter of 2015 to $582.3 million due to lower revenue as well as prior year severe winter weather-related costs and lower start-up costs partially offset by higher compensation-related costs and increased insurance costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Services gross margin increased 8% to $111.4 million in the first quarter of 2015, and services gross margin as a percentage of revenue increased to 16% in the first quarter of 2015. The increase in gross margin dollars and as a percentage of revenue reflects improved operating performance primarily in our SCS business segment. Prior year SCS gross margin was negatively impacted by severe winter weather and start-up costs.

Fuel

	Three months ended March 31,		Change
	2015	2014	2015/2014
	(Dollars in thousands)
Fuel services revenue	$144,425	211,356	(32)%
Cost of fuel services	136,289	207,205	(34)%
Gross margin	8,136	4,151	96%
Gross margin %	6%	2%

Fuel services revenue represents fuel services provided to our FMS customers. Fuel services revenue decreased 32% in the first quarter of 2015 to $144.4 million due to lower fuel prices passed through to customers.

Cost of fuel services includes the direct costs associated with providing our customers with fuel. These costs include fuel, salaries and employee-related costs of fuel island attendants and depreciation of our fueling facilities and equipment. Cost of fuel decreased 34% in the first quarter of 2015 to $136.3 million caused by lower fuel prices.

Fuel services gross margin increased 96% to $8.1 million and fuel services margin as a percentage of revenue increased to 6% in the first quarter of 2015. Fuel is largely a pass-through to customers for which we realize minimal changes in margin during periods of steady market fuel prices. However, fuel services margin is impacted by sudden increases or decreases in market fuel prices during a short period of time as customer pricing for fuel is established based on market fuel costs. Fuel services margin was favorably impacted by rapid decreases in market fuel prices during the first quarter of 2015.

	Three months ended March 31,		Change
	2015	2014	2015/2014
	(In thousands)
Other operating expenses	$34,744	36,645	(5)%

Other operating expenses include costs related to our owned and leased facilities within the FMS business segment such as facility depreciation, rent, insurance, utilities and taxes. These facilities are utilized to provide maintenance to our lease, rental, contract maintenance, contract-related maintenance and on-demand customers. Other operating expenses also include the costs associated with used vehicle sales such as write-downs of used vehicles to fair market value and facilities costs. Other operating expenses decreased 5% to $34.7 million in the first quarter of 2015 primarily due to a $1.3 million reduction in write-downs on vehicles held for sale as well as lower maintenance costs for FMS facilities due to severe winter weather-related costs in the prior year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

	Three months ended March 31,		Change
	2015	2014	2015/2014
	(Dollars in thousands)
Selling, general and administrative expenses (SG&A)	$206,605	191,702	8%
Percentage of total revenue	13%	12%
Percentage of operating revenue	16%	15%

SG&A expenses increased 8% to $206.6 million in the first quarter of 2015. The increase in SG&A expenses in the first quarter of 2015 was driven by higher compensation-related and pension expenses partially offset by a 100 basis point impact from foreign exchange. Pension expense, which primarily impacts SG&A expenses, increased $2.4 million in the first quarter of 2015 due to a lower asset return assumption and the year-end adoption of new mortality assumptions that reflected improved trends in longevity. SG&A expenses as a percent of total revenue and as a percent of operating revenue increased to 13% and 16%, respectively, during the first quarter of 2015 due to the increase in SG&A expenses and the negative impact of lower fuel prices on total revenue and foreign exchange on total and operating revenue.

	Three months ended March 31,		Change
	2015	2014	2015/2014
	(In thousands)
Gains on vehicle sales, net	$29,579	28,818	3%

Gains on vehicle sales, net increased 3% in the first quarter of 2015 to $29.6 million due to higher average proceeds per unit partially offset by lower sales volume. Global average proceeds per unit increased 16% in the first quarter of 2015 reflecting increases in average truck, tractor and trailer proceeds per unit. Lower sales volume in 2015 (down 23%) reflects lower average used vehicle inventories.

	Three months ended March 31,		Change
	2015	2014	2015/2014
	(Dollars in thousands)
Interest expense	$35,849	35,109	2%
Effective interest rate	3.1%	3.3%

Interest expense increased 2% in the first quarter of 2015 to $35.8 million reflecting higher average outstanding debt partially offset by a lower effective interest rate. The increase in average outstanding debt reflects planned higher vehicle capital spending. The lower effective interest rate in 2015 reflects the replacement of higher interest rate debt with debt issuances at lower rates.

	Three months ended March 31,		Change
	2015	2014	2015/2014
	(Dollars in thousands)
Miscellaneous income, net	$2,637	5,382	(51)%

Refer to Note (P), "Miscellaneous Income, Net" in the Notes to Consolidated Condensed Financial Statements for detail of the components within miscellaneous income.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

	Three months ended March 31,		Change
	2015	2014	2015/2014
	(Dollars in thousands)
Provision for income taxes	$30,925	25,906	19%
Effective tax rate from continuing operations	36.7%	34.5%

Our effective income tax rate from continuing operations for the first quarter of 2015 was 36.7% compared with 34.5% in the same period of the prior year. The effective tax rate in the first quarter of 2014 benefited from a tax law change in the state of New York which decreased the provision for income taxes by $1.8 million, or 2.4% of earnings before tax.

	Three months ended March 31,		Change
	2015	2014	2015/2014
	(Dollars in thousands)
Loss from discontinued operations, net of tax	$(537)	(866)	(38)%

Results of discontinued operations in the first quarter of 2015 reflect losses related to adverse legal developments and professional and administrative fees associated with our discontinued South American operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

OPERATING RESULTS BY BUSINESS SEGMENT

	Three months ended March 31,		Change
	2015	2014	2015/2014
	(Dollars in thousands)
Revenue:
Fleet Management Solutions	$1,087,150	1,135,087	(4)%
Dedicated Transportation Solutions	212,659	215,962	(2)
Supply Chain Solutions	371,054	381,379	(3)
Eliminations	(103,710)	(121,691)	(15)
Total	$1,567,153	1,610,737	(3)%
Operating Revenue:
Fleet Management Solutions	$899,187	859,916	5%
Dedicated Transportation Solutions	165,830	156,240	6
Supply Chain Solutions	295,441	284,491	4
Eliminations	(60,172)	(57,876)	4
Total	$1,300,286	1,242,771	5%
EBT:
Fleet Management Solutions	$89,919	76,991	17%
Dedicated Transportation Solutions	8,970	8,686	3
Supply Chain Solutions	15,689	13,098	20
Eliminations	(11,534)	(9,628)	20
	103,044	89,147	16
Unallocated Central Support Solutions	(11,942)	(10,829)	10
Non-operating pension costs	(4,883)	(3,314)	47
Restructuring and other charges, net and other items	(1,841)	—	NM
Earnings from continuing operations before income taxes	$84,378	75,004	12%

As part of management’s evaluation of segment operating performance, we define the primary measurement of our segment financial performance as “Earnings Before Taxes” (EBT) from continuing operations, which includes an allocation of Central Support Services (CSS), and excludes non-operating pension costs, restructuring and other charges, net and the item discussed in Note (N), "Other Items Impacting Comparability," in the Notes to Consolidated Condensed Financial Statements. CSS represents those costs incurred to support all business segments, including human resources, finance, corporate services and public affairs, information technology, health and safety, legal, marketing and corporate communications.

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

Inter-segment revenue and EBT are accounted for at rates similar to those executed with third parties. EBT related to inter-segment equipment and services billed to customers (equipment contribution) are included in FMS, DTS and SCS and then eliminated (presented as “Eliminations” in the table above). Prior year amounts have been revised to conform to the current period presentation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table sets forth equipment contribution included in EBT for our DTS and SCS business segments:

	Three months ended March 31,		Change
	2015	2014	2015/2014
	(Dollars in thousands)
Equipment Contribution:
Dedicated Transportation Solutions	$7,804	6,239	25%
Supply Chain Solutions	3,730	3,389	10%
Total	$11,534	9,628	20%

The following table provides a reconciliation of items excluded from our segment EBT measure to their classification within our Consolidated Condensed Statements of Earnings:

		Three months ended March 31,
Description	Consolidated Condensed Statements of Earnings Line Item	2015	2014
		(In thousands)
Non-operating pension costs	SG&A	$(4,883)	(3,314)
Professional fees(1)	SG&A	(1,841)	—
		$(6,724)	(3,314)
———————————
(1) See Note (N), "Other Items Impacting Comparability" for additional information.

Fleet Management Solutions

	Three months ended March 31,		Change
	2015	2014	2015/2014
	(Dollars in thousands)
Full service lease	$577,113	552,216	5%
Contract maintenance	45,951	43,663	5
Contractual revenue	623,064	595,879	5
Commercial rental	205,093	190,195	8
Contract-related maintenance	53,146	56,106	(5)
Other	17,884	17,736	1
Operating revenue (1)	899,187	859,916	5
Fuel services revenue (2)	187,963	275,171	(32)
Total revenue	$1,087,150	1,135,087	(4)%

Segment EBT	$89,919	76,991	17%
Segment EBT as a % of total revenue	8.3%	6.8%	150 bps
Segment EBT as a % of operating revenue (1)	10.0%	9.0%	100 bps
 ————————————

(1)
We use operating revenue and EBT as a percent of operating revenue, non-GAAP financial measures, to evaluate the operating performance of our FMS business segment and as a measure of sales activity. FMS fuel services revenue is an ancillary service that we provide our customers and is impacted by fluctuations in market fuel prices. Therefore, this item is excluded from operating revenue as the costs are largely a pass-through to our customers, resulting in minimal changes in our profitability during periods of steady market fuel prices. However, profitability may be positively or negatively impacted by rapid changes in market fuel prices during a short period of time as customer pricing for fuel services is established based on market fuel costs.

(2)	Includes intercompany fuel sales from FMS to DTS and SCS.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table summarizes the components of the change in revenue on a percentage basis versus the prior year:

	Three months ended March 31, 2015
	Total	Operating
Organic including price and volume	5%	7%
Fuel	(8)	—
Foreign exchange	(1)	(2)
Total (decrease)/increase	(4)%	5%

Total revenue decreased 4% in the first quarter of 2015 to $1.09 billion due to a decline in fuel services revenue. Fuel services revenue declined 32% in the three months ended March 31, 2015 due to lower fuel prices passed through to customers. Operating revenue (revenue excluding fuel) increased 5% in the first quarter of 2015 to $899.2 million as a result of organic growth. Foreign exchange negatively impacted total and operating revenue growth by 100 basis points and 200 basis points, respectively.

Full service lease revenue increased 5% in the first quarter of 2015 due to higher prices on replacement vehicles and growth in the fleet size partially offset by a 100 basis point negative impact from foreign exchange. The average number of full service lease vehicles increased 3% from the prior year, reflecting continued increased sales activity. We expect favorable full service lease revenue comparisons to continue through the end of the year based on strong sales activity. Commercial rental revenue increased 8% in the first quarter of 2015 reflecting increased North American demand and higher pricing (up 5% in the first quarter of 2015) partially offset by a 200 basis point negative impact from foreign exchange. We expect favorable commercial rental comparisons to continue throughout the year. Contract-related maintenance revenue decreased 5% in the first quarter of 2015 due to lower volumes.

The following table provides commercial rental statistics on our global fleet:

	Three months ended March 31,		Change
	2015	2014	2015/2014
	(Dollars in thousands)
Rental revenue from non-lease customers	$116,151	107,063	8%
Rental revenue from lease customers (1)	$88,942	83,132	7%
Average commercial rental power fleet size — in service (2), (3)	31,400	29,600	6%
Commercial rental utilization — power fleet (3)	73.4%	73.6%	(20) bps
  ————————————

(1)	Represents revenue from rental vehicles provided to our existing full service lease customers, generally during peak periods in their operations.

(2)	Number of units rounded to nearest hundred and calculated using quarterly average unit counts.

(3)	Excluding trailers.

FMS EBT increased 17% in the first quarter of 2015 to $89.9 million reflecting strong commercial rental performance, higher full service lease results and increased fuel margins partially offset by one-time benefits in the prior year from lower vehicle service activities due to severe winter weather. Commercial rental performance improved in the first quarter of 2015 as a result of increased North American demand and higher pricing. Full service lease and rental results benefited from $10.0 million of lower depreciation in the first quarter of 2015 due to residual value policy changes implemented January 1, 2015 as well as growth in average lease and rental fleet size. Fuel margins benefited from the timing of fuel purchases in a period of rapidly declining fuel prices. Used vehicle sales results improved due to higher proceeds per unit partially offset by lower sales volume.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Our global fleet of owned and leased revenue earning equipment and contract maintenance vehicles is summarized as follows (number of units rounded to the nearest hundred):

				Change
	March 31, 2015	December 31, 2014	March 31, 2014	Mar. 2015/Dec. 2014	Mar 2015/Mar. 2014
End of period vehicle count
By type:
Trucks (1)	70,400	68,900	68,600	2%	3%
Tractors (2)	63,700	62,400	61,000	2	4
Trailers (3) (4)	41,900	41,400	41,200	1	2
Other	1,500	1,400	1,400	7	7
Total	177,500	174,100	172,200	2%	3%

By ownership:
Owned	173,100	169,800	169,100	2%	2%
Leased	4,400	4,300	3,100	2	42
Total	177,500	174,100	172,200	2%	3%

By product line: (4)
Full service lease	127,500	125,500	123,300	2%	3%
Commercial rental	41,100	39,900	38,600	3	6
Service vehicles and other	3,100	3,200	3,100	(3)	—
Active units	171,700	168,600	165,000	2	4
Held for sale	5,800	5,500	7,200	5	(19)
Total	177,500	174,100	172,200	2%	3%

Customer vehicles under contract maintenance	43,400	42,400	37,300	2%	16%

Total vehicles under service	220,900	216,500	209,500	2%	5%

Quarterly average vehicle count
By product line:
Full service lease	126,500	124,200	123,100	2%	3%
Commercial rental	40,100	40,400	38,200	(1)	5
Service vehicles and other	3,200	3,200	3,100	—	3
Active units	169,800	167,800	164,400	1	3
Held for sale	5,500	5,600	7,700	(2)	(29)
Total	175,300	173,400	172,100	1%	2%

Customer vehicles under contract maintenance	42,800	41,600	37,400	3%	14%

Customer vehicles under transactional maintenance (5)	6,500	5,600	7,100	16%	(8)%

Total vehicles under service	224,600	220,600	216,600	2%	4%

 ———————————

(1)	Generally comprised of Class 1 through Class 6 type vehicles with a Gross Vehicle Weight (GVW) up to 26,000 pounds.

(2)	Generally comprised of over the road on highway tractors and are primarily comprised of Classes 7 and 8 type vehicles with a GVW of over 26,000 pounds.

(3)	Generally comprised of dry, flatbed and refrigerated type trailers.

(4)
Includes 6,500 UK trailers (4,400 full service lease and 2,100 commercial rental), 6,800 UK trailers (4,400 full service lease and 2,400 commercial rental) and 7,200 UK trailers (4,800 full service lease and 2,400 commercial rental) as of March 31, 2015, December 31, 2014, and March 31, 2014, respectively.

(5)
Comprised of the number of unique vehicles serviced under transactional on-demand maintenance agreements. Vehicles included in the end of period count may have been serviced more than one time during the respective quarterly period.

Note: Quarterly average vehicle counts were computed using a 6-point average based on monthly information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table provides a breakdown of our non-revenue earning equipment included in our global fleet count (number of units rounded to nearest hundred):

				Change
	March 31, 2015	December 31, 2014	March 31, 2014	Mar. 2015/ Dec. 2014	Mar. 2015/ Mar. 2014
Not yet earning revenue (NYE)	3,400	2,300	2,700	48%	26%
No longer earning revenue (NLE):
Units held for sale	5,800	5,500	7,200	5	(19)
Other NLE units	4,000	3,000	4,200	33	(5)
Total	13,200	10,800	14,100	22%	(6)%

NYE units represent new vehicles on hand that are being prepared for deployment to a lease customer or into the rental fleet. Preparations include activities such as adding lift gates, paint, decals, cargo area and refrigeration equipment. NYE units increased compared to March 31, 2014, due to new lease sales activity. NLE units represent vehicles held for sale and vehicles for which no revenue has been earned in the previous 30 days. Accordingly, these vehicles may be temporarily out of service, being prepared for sale or awaiting redeployment. NLE units decreased compared to March 31, 2014 reflecting lower used vehicle inventories. We expect NLE levels to decrease slightly through the end of the year as our used vehicle inventories decline.

Dedicated Transportation Solutions

	Three months ended March 31,		Change
	2015	2014	2015/2014

Operating revenue (1) :	$165,830	156,240	6%
Subcontracted transportation	14,621	16,202	(10)%
Fuel costs (2)	32,208	43,520	(26)%
Total revenue	$212,659	215,962	(2)%

Segment EBT	$8,970	8,686	3%
Segment EBT as a % of total revenue	4.2%	4.0%	20 bps
Segment EBT as a % of operating revenue (1)	5.4%	5.6%	(20) bps
Memo:
Average fleet	7,200	6,800	6%
 ————————————

(1)
We use operating revenue and EBT as a percent of operating revenue, non-GAAP financial measures, to evaluate the operating performance of our DTS business segment and as a measure of sales activity. Commencing this quarter, in addition to excluding subcontracted transportation from the calculation of DTS operating revenue, we will also exclude fuel costs.  DTS fuel is an ancillary service we provide our customers and is impacted by fluctuations in market fuel prices.  Therefore, this item is excluded from operating revenue as the costs are largely a pass-through to our customers, resulting in minimal changes in our profitability during periods of steady market fuel prices. However, profitability may be positively or negatively impacted by rapid changes in market fuel prices during a short period of time as customer pricing for fuel services is established based on trailing market fuel costs. We also exclude subcontracted transportation from the calculation of DTS operating revenue as this service is also typically a pass-through to our customers and therefore fluctuations result in minimal changes to our profitability.

(2)	Includes intercompany fuel sales from FMS to DTS.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table summarizes the components of the change in revenue on a percentage basis versus the prior year:

	Three months ended March 31, 2015
	Total	Operating
Organic including price and volume	4%	6%
Subcontracted transportation	(1)	—
Fuel costs	(5)	—
Total (decrease)/increase	(2)%	6%

In the first quarter of 2015, total revenue decreased 2% to $212.7 million primarily reflecting lower fuel costs passed through to customers. Operating revenue (revenue excluding subcontracted transportation and fuel costs) increased 6% to $165.8 million due to new business and higher volumes. We expect favorable operating revenue comparisons to continue through the end of the year. DTS EBT increased 3% in the first quarter of 2015 to $9.0 million due to higher revenue partially offset by unfavorable insurance developments, which negatively impacted EBT as a percentage of operating revenue by 100 basis points.

Supply Chain Solutions

	Three months ended March 31,		Change
	2015	2014	2015/2014
	(Dollars in thousands)
Operating revenue:
Automotive	$109,166	114,288	(4)%
Technology and healthcare	59,321	50,964	16
CPG and Retail	102,695	93,572	10
Industrial and other	24,259	25,667	(5)
Total operating revenue (1)	295,441	284,491	4
Subcontracted transportation	58,155	69,993	(17)
Fuel costs (2)	17,458	26,895	(35)%
Total revenue	$371,054	381,379	(3)%

Segment EBT	$15,689	13,098	20%
Segment EBT as a % of total revenue	4.2%	3.4%	80 bps
Segment EBT as a % of operating revenue (1)	5.3%	4.6%	70 bps
Memo:
Average fleet	5,600	5,600	—%
  ————————————

(1)
We use operating revenue and EBT as a percent of operating revenue, non-GAAP financial measures, to evaluate the operating performance of our SCS business segment and as a measure of sales activity. Commencing this quarter, in addition to excluding subcontracted transportation from the calculation of SCS operating revenue, we will also exclude SCS fuel costs.  SCS fuel is an ancillary service we provide our customers and is impacted by fluctuations in market fuel prices.  Therefore, this item is excluded from operating revenue as the costs are largely a pass-through to our customers, resulting in minimal changes in our profitability during periods of steady market fuel prices. However, profitability may be positively or negatively impacted by rapid changes in market fuel prices during a short period of time as customer pricing for fuel services is established based on trailing market fuel costs. We also exclude subcontracted transportation from the calculation of SCS operating revenue as this service is also typically a pass-through to our customers and therefore fluctuations result in minimal changes to our profitability.

(2)	Includes intercompany fuel sales from FMS to SCS.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table summarizes the components of the change in revenue on a percentage basis versus the prior year:

	Three months ended March 31, 2015
	Total	Operating
Organic including price and volume	6%	6%
Subcontracted transportation	(3)	—
Fuel costs	(3)	—
Foreign exchange	(3)	(2)
Total (decrease)/increase	(3)%	4%

In the first quarter of 2015, total revenue decreased 3% to $371.1 million and operating revenue (revenue excluding subcontracted transportation and fuel costs) increased 4% to $295.4 million. The decline in total revenue reflects lower subcontracted transportation, lower fuel costs passed through to customers, and a 200 basis point negative impact from foreign exchange. Operating revenue growth was due to new business and higher volumes primarily in the CPG/retail and technology/healthcare industry groups, partially offset by the impact of lost automotive business and a negative impact from foreign exchange. We expect operating revenue comparisons to remain favorable through the end of the year, however at a lower growth rate.

SCS EBT increased 20% in the first quarter of 2015 to $15.7 million due to higher revenue and favorable comparisons to the prior year, which was negatively impacted by severe winter weather-related costs and start-up costs on an international distribution management account. The increase in the first quarter of 2015 was partially offset by favorable insurance developments in the prior year.

Central Support Services

	Three months ended March 31,		Change
	2015	2014	2015/2014
	(Dollars in thousands)
Human resources	$5,342	4,673	14%
Finance	13,017	12,923	1
Corporate services and public affairs	2,554	3,151	(19)
Information technology	20,662	20,789	(1)
Legal and safety	6,597	5,701	16
Marketing	3,780	5,424	(30)
Other	8,747	6,408	37
Total CSS	60,699	59,069	3
Allocation of CSS to business segments	(48,757)	(48,240)	1
Unallocated CSS	$11,942	10,829	10%

Total CSS costs increased 3% in the first quarter of 2015 to $60.7 million primarily driven by higher compensation-related expenses partially offset by lower marketing-related costs due to the timing of planned spending. The increased costs were partially offset by benefits from the purchase of our headquarters facility. Unallocated CSS increased 10% in the first quarter of 2015 to $11.9 million due to higher compensation-related expenses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

FINANCIAL RESOURCES AND LIQUIDITY

Cash Flows

The following is a summary of our cash flows from operating, financing and investing activities from continuing operations:

	Three months ended March 31,
	2015	2014
	(In thousands)
Net cash provided by (used in):
Operating activities	$277,878	237,660
Financing activities	184,837	215,169
Investing activities	(440,817)	(441,847)
Effect of exchange rate changes on cash	756	1,369
Net change in cash and cash equivalents	$22,654	12,351

A detail of the individual items contributing to the cash flow changes is included in the Consolidated Condensed Statements of Cash Flows.

Cash provided by operating activities from continuing operations increased to $277.9 million in the three months ended March 31, 2015 compared with $237.7 million in 2014, reflecting higher earnings and lower working capital needs from improved customer collections. Cash provided by financing activities decreased to $184.8 million in the three months ended March 31, 2015 compared with $215.2 million in 2014 due to lower borrowing needs. Cash used in investing activities decreased slightly to $440.8 million in the three months ended March 31, 2015 compared with $441.8 million in 2014 primarily due to lower cash payments related to vehicle capital spending partially offset by lower proceeds from the sales of revenue earning equipment.

Our principal sources of operating liquidity are cash from operations and proceeds from the sale of revenue earning equipment. We refer to the sum of operating cash flows, proceeds from the sale of revenue earning equipment and operating property and equipment, collections on direct finance leases, sale and leaseback of revenue earning equipment, and other investing cash inflows from continuing operations as “total cash generated.” We refer to the net amount of cash generated from operating and investing activities (excluding changes in restricted cash and acquisitions) from continuing operations as “free cash flow.” Although total cash generated and free cash flow are non-GAAP financial measures, we consider them to be important measures of comparative operating performance. We also believe total cash generated to be an important measure of total cash flows generated from our ongoing business activities. We believe free cash flow provides investors with an important perspective on the cash available for debt service and for shareholders after making capital investments required to support ongoing business operations. Our calculation of free cash flow may be different from the calculation used by other companies and therefore comparability may be limited.

The following table shows the sources of our free cash flow computation:

	Three months ended March 31,
	2015	2014
	(In thousands)
Net cash provided by operating activities from continuing operations	$277,878	237,660
Sales of revenue earning equipment	96,821	125,673
Sales of operating property and equipment	273	2,004
Collections on direct finance leases	16,243	16,184
Other	—	(1,250)
Total cash generated	391,215	380,271
Purchases of property and revenue earning equipment	(553,242)	(578,722)
Free cash flow	$(162,027)	(198,451)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table provides a summary of capital expenditures:

	Three months ended March 31,
	2015	2014
	(In thousands)
Revenue earning equipment:
Full service lease	$436,050	445,833
Commercial rental	190,420	125,363
	626,470	571,196
Operating property and equipment	26,744	24,444
Total capital expenditures (1)	653,214	595,640
Changes in accounts payable related to purchases of revenue earning equipment	(99,972)	(16,918)
Cash paid for purchases of property and revenue earning equipment	$553,242	578,722
  ————————————

(1)
Capital expenditures exclude non-cash additions of approximately $2.2 million during the three months ended March 31, 2014 in assets held under capital leases resulting from the extension of existing operating leases and other additions.

Capital expenditures (accrual basis) increased 10% in the three months ended March 31, 2015 to $653.2 million reflecting planned higher investments in the commercial rental fleet. We expect full-year 2015 accrual basis capital expenditures from continuing operations to be $2.63 billion, up from previous expectations of $2.55 billion, to support stronger rental demand. We expect to fund 2015 capital expenditures primarily with internally generated funds, additional debt financing and sale-leaseback transactions.

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

Our debt ratings and rating outlooks at March 31, 2015 were as follows:

	Short-term			Long-term
	Rating	Outlook	Rating	Outlook
Moody’s Investors Service	P2	Stable	Baa1	Stable (affirmed February 2015)
Standard & Poor’s Ratings Services	A2	Stable	BBB	Positive
Fitch Ratings	F2	Stable	A-	Stable

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Cash and equivalents totaled $72.2 million as of March 31, 2015, which is available to meet our needs. As of March 31, 2015, approximately $31.4 million was held outside the U.S. and is available to fund operations and other growth of non-U.S. subsidiaries. If we decide to repatriate cash and equivalents held outside the U.S., we may be subject to additional U.S. income taxes and foreign withholding taxes. However, our intent is to permanently reinvest these foreign amounts outside the U.S. and our current plans do not demonstrate a need to repatriate these foreign amounts to fund our U.S. operations.

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

At March 31, 2015, we had the following amounts available to fund operations under the following facilities:

(In millions)
Global revolving credit facility	$695
Trade receivables program	$175

We maintain a global revolving credit facility used to finance working capital. The availability under our global revolving credit facility is $1.2 billion and matures in January 2020. The credit facility is used primarily to finance working capital. In order to maintain availability of funding, we must maintain a ratio of debt to consolidated net worth of less than or equal to 300%. Net worth, as defined in the credit facility, represents shareholders' equity excluding any accumulated other comprehensive income or loss associated with our pension and other postretirement plans. The ratio at March 31, 2015 was 197%.
We also have a $175 million trade receivables purchase and sale program, pursuant to which we ultimately sell certain ownership interests in certain of our domestic trade accounts receivable to a receivables conduit or committed purchasers. We use this program to provide additional liquidity to fund our operations, particularly when it is cost effective to do so. The program contains provisions restricting its availability in the event of a material adverse change to our business operations or the collectibility of the collateralized receivables. If no event occurs which causes early termination, the 364-day program will expire in October 2015.
In February 2013, Ryder filed an automatic shelf registration statement on Form S-3 with the SEC. The registration is for an indeterminate number of securities and is effective for three years. Under this universal shelf registration statement, we have the capacity to offer and sell from time to time various types of securities, including common stock, preferred stock and debt securities, subject to market demand and ratings status.
Refer to Note (H), “Debt,” in the Notes to Consolidated Condensed Financial Statements for further discussion around the global revolving credit facility, the trade receivables program, the issuance of medium-term notes under this shelf registration statement and debt maturities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table shows the movements in our debt balance:

	Three months ended March 31,
	2015	2014
	(In thousands)
Debt balance at January 1	$4,512,482	4,189,425
Cash-related changes in debt:
Net change in commercial paper borrowings	204,750	142,834
Proceeds from issuance of medium-term notes	399,736	349,580
Proceeds from issuance of other debt instruments	55,375	17,032
Retirement of medium term notes	(350,000)	(250,000)
Other debt repaid, including capital lease obligations	(107,569)	(2,845)
	202,292	256,601
Non-cash changes in debt:
Fair market value adjustment on notes subject to hedging	5,055	(1,983)
Addition of capital lease obligations	—	2,245
Changes in foreign currency exchange rates and other non-cash items	(15,909)	309
Total changes in debt	191,438	257,172
Debt balance at March 31	$4,703,920	4,446,597

In accordance with our funding philosophy, we attempt to match the aggregate average remaining re-pricing life of our debt with the aggregate average remaining re-pricing life of our assets. We utilize both fixed-rate and variable-rate debt to achieve this match and generally target a mix of 25% to 45% variable-rate debt as a percentage of total debt outstanding. The variable-rate portion of our total obligations (including notional value of swap agreements) was 27% and 25% at March 31, 2015 and December 31, 2014, respectively.

Ryder’s leverage ratios and a reconciliation of on-balance sheet debt to total obligations were as follows:

	March 31, 2015	% to Equity	December 31, 2014	% to Equity
	(Dollars in thousands)
On-balance sheet debt	$4,703,920	260%	$4,512,482	248%
Off-balance sheet debt—PV of minimum lease payments and guaranteed residual values under operating leases for vehicles (1)	186,410		193,365
Total obligations (2)	$4,890,330	270%	$4,705,847	259%
 ————————————

(1)	Present value (PV) does not reflect payments Ryder would be required to make if we terminated the related leases prior to the scheduled expiration dates.

(2)	Non-GAAP financial measure

The on-balance sheet debt to equity ratio consists of balance sheet debt divided by total equity. Total obligations to equity represents balance sheet debt plus the present value of minimum lease payments and guaranteed residual values under operating leases for vehicles, discounted based on our incremental borrowing rate at lease inception, all divided by total equity. Although total obligations is a non-GAAP financial measure, we believe that total obligations is useful as it provides a more complete analysis of our existing financial obligations and helps better assess our overall leverage position. Our leverage ratios increased as of March 31, 2015 due to increased debt to fund planned capital expenditures and the impact of foreign exchange rates.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Off-Balance Sheet Arrangements

We periodically enter into sale-leaseback transactions in order to lower the total cost of funding our operations, to diversify our funding among different classes of investors and to diversify our funding among different types of funding instruments. These sale-leaseback transactions are often executed with third-party financial institutions. In general, these sale-leaseback transactions result in a reduction in revenue earning equipment and debt on the balance sheet, as proceeds from the sale of revenue earning equipment are primarily used to repay debt. Accordingly, sale-leaseback transactions will result in reduced depreciation and interest expense and increased equipment rental expense. These leases contain limited guarantees by us of the residual values of the leased vehicles (residual value guarantees) that are generally conditioned upon disposal of the leased vehicles prior to the end of their lease term. The amount of future payments for residual value guarantees will depend on the market for used vehicles and the condition of the vehicles at time of disposal. We did not enter into any sale-leaseback transactions during the three months ended March 31, 2015 and 2014, respectively.

Pension Information

The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. We review pension assumptions regularly and we may from time to time make voluntary contributions to our pension plans, which exceed the amounts required by statute. In 2015, we expect total contributions to our pension plans to be approximately $39 million. During the three months ended March 31, 2015, we contributed $3.9 million to our pension plans. Changes in interest rates and the market value of the securities held by the plans during 2015 could materially change, positively or negatively, the funded status of the plans and affect the level of pension expense and contributions in 2015 and beyond. See Note (M), “Employee Benefit Plans,” in the Notes to Consolidated Condensed Financial Statements for additional information.

Share Repurchases and Cash Dividends

Early in the first quarter of 2015, due to the increase in leverage, we temporarily paused anti-dilutive share repurchase activity for the first half of 2015. We are evaluating resuming anti-dilutive share repurchase activity in the second half of the year. See Note (K), “Share Repurchase Programs,” in the Notes to Consolidated Condensed Financial Statements for a discussion of share repurchases.

In February 2015, our Board of Directors declared a quarterly cash dividend of $0.37 per share of common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

RECENT ACCOUNTING PRONOUNCEMENTS

See Note (B), “Recent Accounting Pronouncements," in the Notes to Consolidated Condensed Financial Statements for a discussion of recent accounting pronouncements.

NON-GAAP FINANCIAL MEASURES

This Quarterly Report on Form 10-Q includes information extracted from consolidated condensed financial information but not required by generally accepted accounting principles (GAAP) to be presented in the financial statements. Certain of this information are considered “non-GAAP financial measures” as defined by SEC rules. Specifically, we refer to comparable earnings from continuing operations before taxes, comparable earnings from continuing operations, comparable earnings per diluted common share, operating revenue, FMS operating revenue, FMS EBT as a % of operating revenue, DTS operating revenue, DTS EBT as a % of operating revenue, SCS operating revenue, SCS EBT as a % of operating revenue, total cash generated, free cash flow, total obligations and total obligations to equity. We provide a reconciliation of each of these non-GAAP financial measures to the most comparable GAAP measure and an explanation why management believes that presentation of the non-GAAP financial measure provides useful information to investors within the management's discussion and analysis and in the table below. Non-GAAP financial measures should be considered in addition to, but not as a substitute for or superior to, other measures of financial performance prepared in accordance with GAAP.

The following table provides a reconciliation of GAAP earnings before taxes (EBT), earnings, and earnings per diluted shares (EPS) from continuing operations to comparable EBT, earnings and EPS from continuing operations, which was not provided within the MD&A discussion:

EBT, earnings and EPS from continuing operations in the three months ended March 31, 2015 and 2014 included certain items we do not consider indicative of our ongoing operations and have been excluded from our comparable EBT, earnings and EPS measures. The following discussion provides a summary of these items, which are discussed in more detail throughout our MD&A and within the Notes to Consolidated Condensed Financial Statements:

	EBT		Earnings		Diluted EPS
	2015	2014	2015	2014	2015	2014
Three months ended March 31	(In thousands, except per share amounts)
EBT/Earnings/EPS	$84,378	75,004	$53,453	49,098	$1.00	0.92
Non-operating pension costs (1)	4,883	3,314	2,792	1,888	0.06	0.03
Professional fees(2)	1,841	—	1,161	—	0.02	—
Benefit from tax law change (3)	—	—	—	(1,776)	—	(0.03)
Comparable	$91,102	78,318	$57,406	49,210	$1.08	0.92
__________________

(1)
Includes the amortization of actuarial loss, interest cost and expected return on plan assets components of pension and postretirement costs, which are tied to financial market performance. We consider these costs to be outside the operational performance of the business.

(2)	See Note (N), "Other Items Impacting Comparability," for additional information.

(3)
On March 31, 2014, the State of New York enacted changes to its tax system, which impacted net operating loss provisions and reduced the corporate income tax rate from 7.1% to 6.5%. The impact of these changes resulted in a non-cash benefit to deferred income taxes of $1.8 million.

The following table provides a reconciliation of total revenue to operating revenue, which was not provided within the MD&A discussion:

	Three months ended March 31,
	2015	2014
	(In thousands)
Total revenue	$1,567,153	1,610,737
Fuel	(194,091)	(281,771)
Subcontracted transportation	(72,776)	(86,195)
Operating revenue	$1,300,286	1,242,771

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

FORWARD-LOOKING STATEMENTS

Forward-looking statements (within the meaning of the Federal Private Securities Litigation Reform Act of 1995) are statements that relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends concerning matters that are not historical facts. These statements are often preceded by or include the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “could,” “should” or similar expressions. This Quarterly Report on Form 10-Q contains forward-looking statements including, but not limited to, statements regarding:

•	our expectations in our FMS business segment regarding anticipated full service lease and commercial rental revenue;

•	our expectations in our DTS and SCS business segment regarding anticipated operating revenue;

•	our expectations of the long-term residual values of revenue earning equipment;

•	the anticipated levels of NLE vehicles in inventory through the end of the year;

•	our expectations of operating cash flow and capital expenditures through the end of 2015;

•	the adequacy of our accounting estimates and reserves for pension expense, compensation expense and employee benefit plan obligations, depreciation and residual value guarantees and income taxes;

•	the adequacy of our fair value estimates of employee incentive awards under our share-based compensation plans, publicly traded debt and other debt;

•	our beliefs regarding the default risk of our direct financing lease receivables;

•	our ability to fund all of our operating, investing and financial needs for the foreseeable future through internally generated funds and outside funding sources;

•	the anticipated impact of fuel price fluctuations;

•	our expectations as to return on pension plan assets, future pension expense and estimated contributions;

•	our expectations regarding the scope, anticipated outcomes and the adequacy of our loss provisions with respect to certain claims, proceedings and lawsuits;

•	our ability to access commercial paper and other available debt financing in the capital markets;

•	our expectations regarding the future use and availability of funding sources; and

•	the anticipated impact of recent accounting pronouncements.

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

•	Decreases in freight demand or setbacks in the recovery of the freight recession which would impact both our transactional and variable-based contractual business

•	Changes in our customers’ operations, financial condition or business environment that may limit their need for, or ability to purchase, our services

•	Decreases in market demand affecting the commercial rental market as well as economic conditions in the U.K.

•	Volatility in customer volumes and shifting customer demand in the industries serviced by our SCS business

•	Changes in current financial, tax or regulatory requirements that could negatively impact the leasing market

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

•	Competition:

•	Advances in technology may require increased investments to remain competitive, and our customers may not be willing to accept higher prices to cover the cost of these investments

•	Competition from other service providers, some of which have greater capital resources or lower capital costs, or from our customers, who may choose to provide services themselves

•	Continued consolidation in the markets in which we operate which may create large competitors with greater financial resources

•	Our inability to maintain current pricing levels due to economic conditions, demand for services, customer acceptance or competition

•	Profitability:

•	Our inability to obtain adequate profit margins for our services

•	Lower than expected sales volumes or customer retention levels

•	Lower full service lease sales activity

•	Loss of key customers in our DTS and SCS business segments

•	Our inability to adapt our product offerings to meet changing consumer preferences on a cost-effective basis

•	The inability of our legacy information technology systems to provide timely access to data

•	Sudden changes in fuel prices and fuel shortages

•	Higher prices for vehicles, diesel engines and fuel as a result of exhaust emissions standards enacted over the last few years

•	Higher than expected maintenance costs and lower than expected benefits associated with a younger fleet and maintenance initiatives

•	Our inability to successfully implement our asset management initiatives

•	Our key assumptions and pricing structure of our DTS and SCS contracts prove to be invalid

•	Increased unionizing, labor strikes and work stoppages

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to Ryder’s exposures to market risks since December 31, 2014. Please refer to the 2014 Annual Report on Form 10-K for a complete discussion of Ryder’s exposures to market risks.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the first quarter of 2015, we carried out an evaluation, under the supervision and with the participation of management, including Ryder’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the first quarter of 2015, Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective.

Changes in Internal Controls over Financial Reporting

During the three months ended March 31, 2015, there were no changes in Ryder’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect such internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases we made of our common stock during the three months ended March 31, 2015:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Anti-Dilutive Program (2)
January 1 through January 31, 2015	69,107	$88.84	69,107	607,615
February 1 through February 28, 2015	34,305	91.16	—	607,615
March 1 through March 31, 2015	1,446	93.93	—	607,615
Total	104,858	$89.67	69,107
 ————————————

(1)
During the three months ended March 31, 2015, we purchased an aggregate of 35,751 shares of our common stock in employee-related transactions. Employee-related transactions may include: (i) shares of common stock delivered as payment for the exercise price of options exercised or to satisfy the option holders’ tax withholding liability associated with our share-based compensation programs and (ii) open-market purchases by the trustee of Ryder’s deferred compensation plans relating to investments by employees in our stock, one of the investment options available under the plans.

(2)
In December 2013, our Board of Directors authorized a share repurchase program intended to mitigate the dilutive impact of shares issued under our various employee stock, stock option and employee stock purchase plans. Under the December 2013 program, management is authorized to repurchase shares of common stock in an amount not to exceed the number of shares issued to employees under the Company’s various employee stock, stock option and employee stock purchase plans from December 1, 2013 through December 31, 2015. The December 2013 program limits aggregate share repurchases to no more than 2 million shares of Ryder common stock. Share repurchases of common stock are made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. Management may establish prearranged written plans for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the December 2013 program, which allow for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan. For the three months ended March 31, 2015, we repurchased and retired 69,107 shares under this program at an aggregate cost of $6.1 million.

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

RYDER SYSTEM, INC.
(Registrant)

Date: April 22, 2015	By:	/s/ Art A. Garcia
Art A. Garcia
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: April 22, 2015	By:	/s/ Cristina A. Gallo-Aquino
Cristina A. Gallo-Aquino
Vice President and Controller
(Principal Accounting Officer)