Form 10-Q
period 2015-06-30
RYDER SYSTEM INC
filed 2015-08-07
CIK 85961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015
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

The number of shares of Ryder System, Inc. Common Stock ($0.50 par value per share) outstanding at June 30, 2015 was 53,374,025.

RYDER SYSTEM, INC.
FORM 10-Q QUARTERLY REPORT

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In thousands, except per share amounts)
Lease and rental revenues	$779,046	733,763	$1,508,070	1,423,445
Services revenue	737,170	741,427	1,430,874	1,451,126
Fuel services revenue	146,715	209,381	291,140	420,737
Total revenues	1,662,931	1,684,571	3,230,084	3,295,308

Cost of lease and rental	531,308	507,620	1,049,730	1,000,192
Cost of services	603,488	625,276	1,185,818	1,231,505
Cost of fuel services	142,176	203,613	278,465	410,818
Other operating expenses	32,834	31,007	67,578	67,652
Selling, general and administrative expenses	214,868	200,430	421,473	392,132
Gains on vehicle sales, net	(33,237)	(34,365)	(62,816)	(63,183)
Interest expense	39,075	35,729	75,877	71,267
Miscellaneous income, net	(1,028)	(4,828)	(3,665)	(10,210)
	1,529,484	1,564,482	3,012,460	3,100,173
Earnings from continuing operations before income taxes	133,447	120,089	217,624	195,135
Provision for income taxes	47,530	44,368	78,381	70,288
Earnings from continuing operations	85,917	75,721	139,243	124,847
Loss from discontinued operations, net of tax	(758)	(336)	(1,295)	(1,202)
Net earnings	$85,159	75,385	$137,948	123,645

Earnings (loss) per common share — Basic
Continuing operations	$1.62	1.43	$2.63	2.36
Discontinued operations	(0.01)	—	(0.02)	(0.02)
Net earnings	$1.61	1.43	$2.61	2.34

Earnings (loss) per common share — Diluted
Continuing operations	$1.61	1.42	$2.61	2.34
Discontinued operations	(0.01)	(0.01)	(0.03)	(0.02)
Net earnings	$1.59	1.41	$2.59	2.32

Cash dividends declared per common share	$0.37	0.34	$0.74	0.68

See accompanying notes to consolidated condensed financial statements.

Note: EPS amounts may not be additive due to rounding.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In thousands)

Net earnings	$85,159	75,385	$137,948	123,645

Other comprehensive income (loss):

Changes in cumulative translation adjustment and other	27,027	26,273	(30,345)	11,681

Amortization of pension and postretirement items	6,834	4,295	13,892	9,328
Income tax expense related to amortization of pension and postretirement items	(2,366)	(1,302)	(4,814)	(3,208)
Amortization of pension and postretirement items, net of taxes	4,468	2,993	9,078	6,120

Change in net actuarial loss	(8,526)	(3,144)	(8,526)	(3,144)
Income tax benefit related to change in net actuarial loss	3,205	1,096	3,205	1,096
Change in net actuarial loss, net of taxes	(5,321)	(2,048)	(5,321)	(2,048)

Other comprehensive income (loss), net of taxes	26,174	27,218	(26,588)	15,753

Comprehensive income	$111,333	102,603	$111,360	139,398
See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)

	June 30, 2015	December 31, 2014
	(Dollars in thousands, except per share amount)
Assets:
Current assets:
Cash and cash equivalents	$73,353	50,092
Receivables, net of allowance of $17,180 and $16,388, respectively	831,441	794,864
Inventories	64,684	66,007
Prepaid expenses and other current assets	166,438	165,234
Total current assets	1,135,916	1,076,197
Revenue earning equipment, net of accumulated depreciation of $3,811,697 and $3,689,016 respectively	7,854,037	7,201,886
Operating property and equipment, net of accumulated depreciation of $1,068,779 and $1,035,028, respectively	707,886	699,594
Goodwill	392,260	393,029
Intangible assets	62,874	66,619
Direct financing leases and other assets	485,291	446,099
Total assets	$10,638,264	9,883,424

Liabilities and shareholders’ equity:
Current liabilities:
Short-term debt and current portion of long-term debt	$347,817	36,284
Accounts payable	652,193	560,852
Accrued expenses and other current liabilities	523,722	513,679
Total current liabilities	1,523,732	1,110,815
Long-term debt	4,869,208	4,694,335
Other non-current liabilities	799,415	783,342
Deferred income taxes	1,532,470	1,475,845
Total liabilities	8,724,825	8,064,337

Shareholders’ equity:
Preferred stock of no par value per share — authorized, 3,800,917; none outstanding, June 30, 2015 or December 31, 2014	—	—
Common stock of $0.50 par value per share — authorized, 400,000,000; outstanding, June 30, 2015 — 53,374,025; December 31, 2014 — 53,039,688	26,687	26,520
Additional paid-in capital	989,563	962,328
Retained earnings	1,544,047	1,450,509
Accumulated other comprehensive loss	(646,858)	(620,270)
Total shareholders’ equity	1,913,439	1,819,087
Total liabilities and shareholders’ equity	$10,638,264	9,883,424
See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2015	2014
	(In thousands)
Cash flows from operating activities from continuing operations:
Net earnings	$137,948	123,645
Less: Loss from discontinued operations, net of tax	(1,295)	(1,202)
Earnings from continuing operations	139,243	124,847
Depreciation expense	546,699	512,109
Gains on vehicle sales, net	(62,816)	(63,183)
Share-based compensation expense	11,169	9,989
Amortization expense and other non-cash charges, net	28,329	25,727
Deferred income tax expense	67,592	59,987
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(33,535)	(40,579)
Inventories	1,006	(1,178)
Prepaid expenses and other assets	(25,555)	(19,163)
Accounts payable	(30,439)	1,771
Accrued expenses and other non-current liabilities	17,005	(67,439)
Net cash provided by operating activities from continuing operations	658,698	542,888

Cash flows from financing activities from continuing operations:
Net change in commercial paper borrowings	34,750	21,377
Debt proceeds	930,090	765,713
Debt repaid	(486,103)	(277,636)
Dividends on common stock	(39,690)	(35,915)
Common stock issued	17,129	34,129
Common stock repurchased	(6,141)	(79,488)
Excess tax benefits from share-based compensation	710	411
Debt issuance costs	(5,225)	(5,026)
Net cash provided by financing activities from continuing operations	445,520	423,565

Cash flows from investing activities from continuing operations:
Purchases of property and revenue earning equipment	(1,329,218)	(1,255,222)
Sales of revenue earning equipment	211,153	274,394
Sales of operating property and equipment	641	2,780
Acquisitions	—	(1,649)
Collections on direct finance leases	33,912	32,355
Changes in restricted cash	4,849	8,774
Other	—	(1,250)
Net cash used in investing activities from continuing operations	(1,078,663)	(939,818)

Effect of exchange rate changes on cash	(1,198)	48
Increase in cash and cash equivalents from continuing operations	24,357	26,683

Decrease in cash and cash equivalents from discontinued operations	(1,096)	(1,357)

Increase in cash and cash equivalents	23,261	25,326
Cash and cash equivalents at January 1	50,092	61,562
Cash and cash equivalents at June 30	$73,353	86,888
See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Amount	Shares	Par
	(Dollars in thousands, except per share amount)
Balance at December 31, 2014	$—	53,039,688	$26,520	962,328	1,450,509	(620,270)	1,819,087
Comprehensive income (loss)	—	—	—	—	137,948	(26,588)	111,360
Common stock dividends declared — $0.74 per share	—	—	—	—	(39,519)	—	(39,519)
Common stock issued under employee stock option and stock purchase plans (1)	—	402,573	201	16,851	—	—	17,052
Benefit plan stock sales (2)	—	871	1	76	—	—	77
Common stock repurchases	—	(69,107)	(35)	(1,215)	(4,891)	—	(6,141)
Share-based compensation	—	—	—	11,169	—	—	11,169
Tax benefits from share-based compensation	—	—	—	354	—	—	354
Balance at June 30, 2015	$—	53,374,025	$26,687	989,563	1,544,047	(646,858)	1,913,439
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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

(A) GENERAL

Interim Financial Statements

The accompanying unaudited Consolidated Condensed Financial Statements include the accounts of Ryder System, Inc. (Ryder) and all entities in which Ryder has a controlling voting interest (subsidiaries) and variable interest entities (VIEs) required to be consolidated in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The accompanying unaudited Consolidated Condensed Financial Statements have been prepared in accordance with the accounting policies described in our 2014 Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements and notes thereto. In the opinion of management, all adjustments (consisting of normal recurring accruals and items referenced under the "Revision of Prior Period Financial Statements") considered necessary for a fair statement have been included and the disclosures herein are adequate. The operating results for interim periods are unaudited and are not necessarily indicative of the results that can be expected for a full year.

During the first quarter of 2015, our management structure changed within the supply chain business. We created the role of President of Dedicated Transportation Solutions (DTS) for the dedicated product offering which was previously within Supply Chain Solutions (SCS). We are now reporting our financial performance as follows: (1) Fleet Management Solutions (FMS), which provides full service leasing, commercial rental, contract maintenance, and contract-related maintenance of trucks, tractors and trailers to customers principally in the U.S., Canada and the U.K.; (2) DTS, which provides vehicles and drivers as part of a dedicated transportation solution in the U.S.; and (3) SCS, which provides comprehensive supply chain solutions including distribution and transportation services in North America and Asia. Dedicated services provided as part of an integrated, multi-service, supply chain solution are reported in the SCS business segment. Prior period amounts have been recast to conform to the new presentation. This change impacted Note (F), "Goodwill," and Note (Q), "Segment Reporting," with no impact on consolidated revenues, net income or cash flows.

Revision of Prior Period Financial Statements

The Company periodically enters into sale and leaseback transactions to lower the total cost of funding our operations, to diversify funding among different classes of investors and among different types of funding instruments. Historically, these sale-leaseback transactions resulted in a reduction of revenue earning equipment and debt on the balance sheet, as proceeds from the sale of revenue earning equipment were primarily used to repay debt. The related leasebacks were historically treated as off-balance sheet operating leases and were included in our reported total obligations leverage ratios.

In April of 2015, we completed a financing transaction of revenue earning equipment with third parties not deemed to be variable interest entities. The revenue earning equipment subject to this transaction was originally owned and titled in a titling trust which is a wholly-owned, consolidated subsidiary of Ryder. As part of the sale-leaseback transaction, the titling trust created special units of beneficial interests (SUBIs) for the specific revenue earning equipment. The SUBIs were then sold to third parties and leased back to Ryder. In conjunction with this transaction, we reviewed and evaluated the structure to determine whether it qualified for off-balance sheet treatment. We concluded the April 2015 transaction should be treated as an issuance of financial interests that does not qualify for deconsolidation. As a result, off-balance sheet treatment is not appropriate for the current, as well as similar prior year transactions.

We have evaluated the materiality of this revision, quantitatively and qualitatively, and concluded it was not material to any of our previously issued consolidated financial statements and correction as an out of period adjustment in the quarter ended June 30, 2015 would not be material. However, we have elected to revise previously issued financial statements to avoid inconsistencies in our financial statements. Adjustments may not be additive and may have minor differences within the tables due to rounding.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

The effects of this revision on our Consolidated Statements of Earnings were as follows (in millions):

	Year ended December 31, 2014			Year ended December 31, 2013			Year ended December 31, 2012
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Cost of lease and rental	$2,039.3	(2.4)	2,036.9	$1,928.9	(3.4)	1,925.5	$1,902.8	(2.4)	1,900.4
Interest expense	142.1	2.6	144.7	137.2	3.3	140.5	140.6	2.7	143.3
Earnings from continuing operations before income taxes	338.5	(0.2)	338.3	368.9	0.1	369.0	303.1	(0.3)	302.8
Provision for income taxes	118.1	(0.1)	118.0	125.7	—	125.7	102.2	(0.1)	102.1
Earnings from continuing operations	220.5	(0.3)	220.2	243.2	0.1	243.3	200.9	(0.2)	200.7
Net earnings	218.6	(0.3)	218.3	237.8	0.1	237.9	210.0	(0.3)	209.7
Earnings (loss) per common share — Diluted, Net Earnings	4.14	—	4.14	4.63	—	4.63	3.91	(0.01)	3.90

	Three months ended March 31, 2015			Three months ended March 31, 2014
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Cost of lease and rental	$519.2	(0.8)	518.4	$493.0	(0.4)	492.6
Interest expense	35.8	1.0	36.8	35.1	0.4	35.5
Earnings from continuing operations before income taxes	84.4	(0.2)	84.2	75.0	—	75.0
Earnings from continuing operations	53.5	(0.2)	53.3	49.1	—	49.1
Net earnings	52.9	(0.1)	52.8	48.2	0.1	48.3

	Three months ended June 30, 2014			Six months ended June 30, 2014
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Cost of lease and rental	$508.1	(0.5)	507.6	$1,001.1	(0.9)	1,000.2
Interest expense	35.3	0.4	35.7	70.4	0.9	71.3
Earnings from continuing operations before income taxes	120.0	0.1	120.1	195.0	0.1	195.1

	Three months ended September 30, 2014			Nine months ended September 30, 2014
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Cost of lease and rental	$522.9	(0.7)	522.2	$1,524.0	(1.6)	1,522.4
Interest expense	35.9	0.8	36.7	106.3	1.6	107.9
Earnings from continuing operations before income taxes	129.7	(0.1)	129.6	324.8	(0.1)	324.7
Provision for income taxes	45.8	(0.1)	45.7	116.0	—	116.0
Earnings from continuing operations	84.0	(0.1)	83.9	208.8	(0.1)	208.7
Net earnings	83.7	(0.1)	83.6	207.3	—	207.3

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

The effects of this revision on our Consolidated Statements of Comprehensive Income were as follows (in millions):

	Comprehensive Income
	As Previously Reported	Adjustment	As Revised
Year ended December 31, 2014	$36.6	(0.2)	36.4
Year ended December 31, 2013	387.2	0.1	387.3
Year ended December 31, 2012	189.5	(0.2)	189.3

Three months ended March 31, 2015	$0.2	(0.1)	0.1
Three months ended September 30, 2014	39.8	(0.1)	39.7
Nine months ended September 30, 2014	179.1	—	179.1
Three months ended June 30, 2014	102.6	—	102.6
Six months ended June 30, 2014	139.3	0.1	139.4
Three months ended March 31, 2014	36.8	—	36.8

The effects of this revision on our Consolidated Balance Sheets were as follows (in millions):

	March 31, 2015			December 31, 2014			December 31, 2013
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Revenue earning equipment, net	$7,208.3	201.2	7,409.5	$6,994.4	207.4	7,201.9	$6,490.8	102.0	6,592.8
Total assets	9,906.8	201.2	10,108.0	9,676.0	207.4	9,883.4	9,103.8	102.0	9,205.8
Short-term debt and current portion of long-term debt	11.4	24.1	35.5	12.2	24.1	36.3	259.4	12.8	272.2
Accrued expenses and other current liabilities	489.6	(7.1)	482.5	520.5	(6.8)	513.7	496.3	(1.9)	494.4
Total current liabilities	1,126.5	16.9	1,143.4	1,093.6	17.2	1,110.8	1,231.1	10.9	1,242.0
Long-term debt	4,692.5	188.1	4,880.6	4,500.3	194.0	4,694.3	3,930.0	93.0	4,023.0
Other non-current liabilities	788.1	(3.2)	784.9	786.7	(3.4)	783.3	616.3	(1.6)	614.7
Deferred income taxes	1,488.1	(0.2)	1,487.9	1,476.0	(0.2)	1,475.8	1,429.6	—	1,429.6
Total liabilities	8,095.2	201.7	8,296.9	7,856.5	207.8	8,064.3	7,207.1	102.1	7,309.2
Retained earnings	1,479.2	(0.5)	1,478.7	1,450.9	(0.4)	1,450.5	1,390.8	(0.2)	1,390.6
Total shareholders’ equity	1,811.5	(0.5)	1,811.0	1,819.5	(0.4)	1,819.1	1,896.7	(0.1)	1,896.6
Total liabilities and shareholders’ equity	9,906.8	201.2	10,108.0	9,676.0	207.4	9,883.4	9,103.8	102.0	9,205.8

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

The effects of this revision on the individual line items within our Consolidated Statements of Cash Flows were as follows (in millions):

	Year ended December 31, 2014			Year ended December 31, 2013			Year ended December 31, 2012
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Net earnings	$218.6	(0.3)	218.3	$237.8	0.1	237.9	$210.0	(0.3)	209.7
Depreciation expense	1,040.3	17.6	1,057.8	957.1	26.5	983.6	939.7	22.4	962.1
Deferred income tax expense	104.8	—	104.7	113.6	—	113.6	87.1	(0.1)	87.0
Accrued expenses and other non-current liabilities	(48.7)	(4.4)	(53.1)	(66.6)	2.2	(64.4)	(68.3)	4.1	(64.2)
Net cash provided by operating activities from continuing operations	1,370.0	12.8	1,382.8	1,223.1	28.7	1,251.8	1,134.1	26.1	1,160.2
Debt proceeds	839.7	125.8	965.5	557.0	—	557.0	745.8	130.2	876.0
Debt repaid, including capital and financing lease obligations	(280.7)	(12.8)	(293.5)	(332.6)	(46.6)	(379.2)	(283.9)	(26.1)	(310.0)
Net cash provided by financing activities from continuing operations	198.7	113.0	311.7	393.6	(46.5)	347.1	333.8	104.1	437.9
Purchases of property and revenue earning equipment	(2,259.2)	—	(2,259.2)	(2,140.5)	17.9	(2,122.6)	(2,133.2)	—	(2,133.2)
Sale and leaseback of revenue earning equipment	125.8	(125.8)	—	—	—	—	130.2	(130.2)	—
Net cash used in investing activities from continuing operations	(1,578.7)	(125.8)	(1,704.5)	(1,621.7)	17.9	(1,603.8)	(1,504.3)	(130.2)	(1,634.5)

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

	Three months ended March 31, 2015			Three months ended March 31, 2014
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Net earnings	$52.9	(0.1)	52.8	$48.2	0.1	48.3
Depreciation expense	262.4	6.2	268.6	248.8	3.1	251.9
Deferred income tax expense	26.7	(0.1)	26.6	21.7	—	21.7
Accrued expenses and other non-current liabilities	(21.5)	(0.1)	(21.6)	(29.9)	(3.1)	(33.0)
Net cash provided by operating activities from continuing operations	277.9	6.0	283.8	237.7	—	237.7
Debt repaid, including capital and financing lease obligations	(457.6)	(6.0)	(463.5)	(252.8)	—	(252.8)
Net cash provided by financing activities from continuing operations	184.8	(6.0)	178.9	215.2	—	215.2

	Six months ended June 30, 2014			Nine months ended September 30, 2014
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Net earnings	$123.6	—	123.6	$207.3	—	207.3
Depreciation expense	506.0	6.1	512.1	770.1	11.3	781.4
Accrued expenses and other non-current liabilities	(67.6)	0.2	(67.4)	(41.5)	(4.9)	(46.4)
Net cash provided by operating activities from continuing operations	536.5	6.4	542.9	974.7	6.3	981.0
Debt proceeds	765.7	—	765.7	769.9	125.8	895.7
Debt repaid, including capital and financing lease obligations	(271.2)	(6.4)	(277.6)	(278.4)	(6.4)	(284.8)
Net cash provided by financing activities from continuing operations	430.0	(6.4)	423.6	213.1	119.4	332.5
Sale and leaseback of revenue earning equipment	—	—	—	125.8	(125.8)	—
Net cash used in investing activities from continuing operations	(939.8)	—	(939.8)	(1,171.5)	(125.8)	(1,297.3)

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(B) RECENT ACCOUNTING PRONOUNCEMENTS

Inventory Valuation

On July 22, 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-11, Simplifying the Measurement of Inventory, which applies to inventory that is measured using first-in, first-out or average cost. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory that is measured using last-in, first-out. The update becomes effective January 1, 2017 and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. We are in the process of determining the effect of the standard on our consolidated financial position and results of operations.

Revenue Recognition

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance. The update was originally effective January 1, 2017. On July 9, 2015, the FASB issued a deferral of the update for one year, making the update effective January 1, 2018. Early application is permitted but not before January 1, 2017. The standard permits the use of either the modified retrospective or cumulative effect transition methods. We have not yet selected a transition method. We are in the process of determining the effect of the standard on our consolidated financial position and results of operations.

Presentation of Debt Issuance Costs

On April 7, 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires an entity to present debt issuance costs as a direct deduction from the carrying amount of the related debt liability on the balance sheet. The update requires retrospective application and represents a change in accounting principle. The update becomes effective January 1, 2016. Based on the balances as of June 30, 2015, the adoption of this ASU will require us to reclassify $19.4 million of unamortized debt issuance costs from "Direct financing leases and other assets" to "Long-term debt."

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(C) SHARE-BASED COMPENSATION PLANS

Share-based incentive awards are provided to employees under the terms of various share-based compensation plans (collectively, the “Plans”). The Plans are administered by the Compensation Committee of the Board of Directors. Awards under the Plans principally include at-the-money stock options, nonvested stock and cash awards. Nonvested stock awards include grants of market-based, performance-based and time-vested restricted stock rights. Under the terms of our Plans, dividends may be paid on our nonvested stock awards but are not paid unless the award vests. Upon vesting, the amount of the dividends paid is equal to the aggregate dividends declared on common shares during the period from the grant date of the award until the date the shares underlying the award are delivered.

The following table provides information on share-based compensation expense and income tax benefits recognized during the periods:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In thousands)
Stock option and stock purchase plans	$1,956	2,241	$4,257	4,478
Nonvested stock	3,548	2,890	6,912	5,511
Share-based compensation expense	5,504	5,131	11,169	9,989
Income tax benefit	(1,860)	(1,713)	(3,743)	(3,389)
Share-based compensation expense, net of tax	$3,644	3,418	$7,426	6,600

The following table is a summary of compensation expense recognized for market-based cash awards in addition to the share-based compensation expense reported in the previous table:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In thousands)
Cash awards	$281	$743	$464	$1,266

Total unrecognized pre-tax compensation expense related to all share-based compensation arrangements at June 30, 2015 was $30.1 million and is expected to be recognized over a weighted-average period of 2.0 years.

The following table is a summary of the awards granted under the Plans during the periods presented:

	Six months ended June 30,
	2015	2014
	(In thousands)

Stock options	362	405
Market-based restricted stock rights	19	22
Performance-based restricted stock rights	42	30
Time-vested restricted stock rights	80	158
Total	503	615

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(D) EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per common share from continuing operations:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In thousands, except per share amounts)
Earnings per share — Basic:
Earnings from continuing operations	$85,917	75,721	$139,243	124,847
Less: Distributed and undistributed earnings allocated to nonvested stock	(246)	(302)	(393)	(582)
Earnings from continuing operations available to common shareholders — Basic	$85,671	75,419	$138,850	124,265

Weighted average common shares outstanding — Basic	52,827	52,564	52,712	52,612

Earnings from continuing operations per common share — Basic	$1.62	1.43	$2.63	2.36

Earnings per share — Diluted:
Earnings from continuing operations	$85,917	75,721	$139,243	124,847
Less: Distributed and undistributed earnings allocated to nonvested stock	(244)	(299)	(390)	(578)
Earnings from continuing operations available to common shareholders — Diluted	$85,673	75,422	$138,853	124,269

Weighted average common shares outstanding — Basic	52,827	52,564	52,712	52,612
Effect of dilutive equity awards	468	482	492	472
Weighted average common shares outstanding — Diluted	53,295	53,046	53,204	53,084

Earnings from continuing operations per common share — Diluted	$1.61	1.42	$2.61	2.34

Anti-dilutive equity awards not included above	363	412	273	314

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(E) REVENUE EARNING EQUIPMENT

	June 30, 2015			December 31, 2014
	Cost	Accumulated Depreciation	Net Book Value(1)	Cost	Accumulated Depreciation	Net Book Value(1)
	(In thousands)
Held for use:
Full service lease	$8,398,012	(2,677,023)	5,720,989	$8,008,122	(2,598,140)	5,409,982
Commercial rental	2,925,063	(898,319)	2,026,744	2,570,081	(864,543)	1,705,538
Held for sale	342,659	(236,355)	106,304	312,699	(226,333)	86,366
Total	$11,665,734	(3,811,697)	7,854,037	$10,890,902	(3,689,016)	7,201,886
 ————————————

(1)
Revenue earning equipment, net includes vehicles acquired under capital leases of $48.0 million, less accumulated depreciation of $20.3 million, at June 30, 2015, and $47.8 million, less accumulated depreciation of $22.5 million, at December 31, 2014. Additionally, revenue earning equipment, net underlying asset-backed U.S. obligations was $346.1 million at June 30, 2015 ($403.3 million cost, less $57.1 million of accumulated depreciation) and $207.4 million at December 31, 2014 ($247.8 million cost, less $40.3 million of accumulated depreciation). See Note (A), General, Revision of Prior Period Financial Information for further information related to our evaluation of accounting for these transactions.

At the end of 2014, we completed our annual review of residual values and useful lives of revenue earning equipment. Based on the results of our analysis, we adjusted the estimated residual values of certain classes of revenue earning equipment effective January 1, 2015. The change in estimated residual values and useful lives increased pre-tax earnings for the three and six months ended June 30, 2015 by approximately $10.0 million and $20.0 million, respectively.

We lease revenue earning equipment to customers for periods typically ranging from three to seven years for trucks and tractors and up to ten years for trailers. The majority of our leases are classified as operating leases. However, some of our revenue earning equipment leases are classified as direct financing leases and, to a lesser extent, sales-type leases. As of June 30, 2015 and December 31, 2014, the net investment in direct financing and sales-type leases was $432.8 million and $417.0 million, respectively. Our direct financing lease customers operate in a wide variety of industries, and we have no significant customer concentrations in any one industry. We assess credit risk for all of our customers including those who lease equipment under direct financing leases upon signing of a full service lease contract. For those customers who are designated as high risk, we typically require deposits to be paid in advance in order to mitigate our credit risk. Additionally, our receivables are collateralized by the vehicles, based on their estimated fair values, which further mitigates our credit risk.

As of June 30, 2015 and December 31, 2014, the amount of direct financing lease receivables past due was not significant, and there were no impaired receivables. Accordingly, we do not believe there is a material risk of default with respect to the direct financing lease receivables. The allowance for credit losses was $0.3 million as of June 30, 2015 and December 31, 2014.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(F) GOODWILL

The carrying amount of goodwill attributable to each reportable business segment with changes therein was as follows:

	Fleet Management Solutions	Dedicated Transportation Solutions	Supply Chain Solutions	Total

Balance at January 1, 2015:
Goodwill	$233,217	40,808	148,225	422,250
Accumulated impairment losses	(10,322)	—	(18,899)	(29,221)
	222,895	40,808	129,326	393,029
Foreign currency translation adjustments	(247)	—	(522)	(769)
Balance at June 30, 2015:
Goodwill	232,970	40,808	147,703	421,481
Accumulated impairment losses	(10,322)	—	(18,899)	(29,221)
	$222,648	40,808	128,804	392,260

We assess goodwill for impairment on April 1st of each year or more often if deemed necessary. In the second quarter of 2015, we completed our annual goodwill impairment test. We performed quantitative tests on four of our reporting units and determined there was no impairment. We performed a qualitative test for one reporting unit, which considered individual factors such as macroeconomic conditions, changes in our industry and the markets in which we operate as well as our historical and expected future financial performance. After performing the qualitative assessment, we concluded it is more likely than not that fair value is greater than the carrying value and determined there was no impairment.

(G) ACCRUED EXPENSES AND OTHER LIABILITIES

	June 30, 2015			December 31, 2014
	Accrued Expenses	Non-Current Liabilities	Total	Accrued Expenses	Non-Current Liabilities	Total
	(In thousands)
Salaries and wages	$94,846	—	94,846	$114,446	—	114,446
Deferred compensation	2,243	41,518	43,761	3,209	37,093	40,302
Pension benefits	3,687	457,170	460,857	3,739	444,657	448,396
Other postretirement benefits	2,097	25,904	28,001	2,112	26,889	29,001
Other employee benefits	7,681	16,910	24,591	7,172	19,276	26,448
Insurance obligations (1)	136,394	198,860	335,254	132,246	189,431	321,677
Environmental liabilities	3,728	7,152	10,880	3,877	8,002	11,879
Operating taxes	106,286	—	106,286	92,330	—	92,330
Income taxes	2,785	24,704	27,489	5,066	22,843	27,909
Interest	35,875	—	35,875	33,509	—	33,509
Deposits, mainly from customers	64,059	5,648	69,707	59,388	5,929	65,317
Deferred revenue	14,388	—	14,388	11,759	—	11,759
Acquisition holdbacks	6,061	—	6,061	3,817	2,187	6,004
Other	43,592	21,549	65,141	41,009	27,035	68,044
Total	$523,722	799,415	1,323,137	$513,679	783,342	1,297,021
 ————————————

(1)	Insurance obligations are primarily comprised of self-insured claim liabilities.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(H) DEBT

	Weighted-Average Interest Rate
	June 30, 2015	December 31, 2014	Maturities	June 30, 2015	December 31, 2014
				(In thousands)
Short-term debt and current portion of long-term debt:
Short-term debt	2.75%	1.30%	2015	$316	3,773
Current portion of long-term debt				347,501	32,511
Total short-term debt and current portion of long-term debt				347,817	36,284
Long-term debt:
U.S. commercial paper (1)	0.43%	0.35%	2020	311,432	276,694
Global revolving credit facility	2.78%	1.60%	2020	40,908	11,190
Unsecured U.S. notes — Medium-term notes (1)	3.21%	3.29%	2015-2025	4,111,991	3,772,159
Unsecured U.S. obligations	1.50%	0.76%	2018	50,000	110,500
Unsecured foreign obligations	1.92%	2.01%	2015-2020	295,217	295,776
Asset-backed U.S. obligations (2)	1.79%	1.81%	2018-2022	362,075	218,137
Capital lease obligations	1.79%	1.73%	2015-2022	38,418	37,560
Total before fair market value adjustment				5,210,041	4,722,016
Fair market value adjustment on notes subject to hedging (3)				6,668	4,830
				5,216,709	4,726,846
Current portion of long-term debt				(347,501)	(32,511)
Long-term debt				4,869,208	4,694,335
Total debt				$5,217,025	4,730,619
 ————————————

(1)	We had unamortized original issue discounts of $8.1 million and $7.9 million at June 30, 2015 and December 31, 2014, respectively.

(2)
Asset-backed U.S. obligations of $362.1 million at June 30, 2015 and $218.1 million at December 31, 2014 are related to financing transactions involving revenue earning equipment. See Note (A), General, Revision of Prior Period Financial Information for further information related to our evaluation of accounting for these transactions.

(3)	The notional amount of executed interest rate swaps designated as fair value hedges was $600 million at both June 30, 2015 and December 31, 2014.

We maintain a $1.2 billion global revolving credit facility with a syndicate of twelve lending institutions led by Bank of America N.A., Bank of Tokyo-Mitsubishi UFJ, Ltd., BNP Paribas, Mizuho Corporate Bank, Ltd., Royal Bank of Canada, Lloyds Bank Plc, U.S. Bank National Association and Wells Fargo Bank, N.A. The facility matures in January 2020. The agreement provides for annual facility fees which range from 7.5 basis points to 25 basis points based on Ryder's long-term credit ratings. The annual facility fee is currently 10 basis points, which applies to the total facility size of $1.2 billion. The credit facility is used primarily to finance working capital but can also be used to issue up to $75 million in letters of credit (there were no letters of credit outstanding against the facility at June 30, 2015). At our option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. The credit facility contains no provisions limiting its availability in the event of a material adverse change to Ryder’s business operations; however, the credit facility does contain standard representations and warranties, events of default, cross-default provisions and certain affirmative and negative covenants. In order to maintain availability of funding, we must maintain a ratio of debt to consolidated net worth of less than or equal to 300%. Net worth, as defined in the credit facility, represents shareholders' equity excluding any accumulated other comprehensive income or loss associated with our pension and other postretirement plans. The ratio at June 30, 2015 was 209%. At June 30, 2015, there was $847.6 million available under the credit facility, net of outstanding commercial paper borrowings.

Our global revolving credit facility enables us to refinance short-term obligations on a long-term basis. Settlement of short-term commercial paper obligations not expected to require the use of working capital are classified as long-term as we have both the intent and ability to refinance on a long-term basis. In addition, we have the intent and ability to refinance the current portion of long-term debt on a long-term basis. At June 30, 2015, we classified $311.4 million of short-term commercial paper and $338.4 million of the current portion of long-term debt as long-term debt. At December 31, 2014, we classified $276.7 million of short-term commercial paper, $60.0 million of trade receivables borrowings and $698.5 million of the current portion of long-term debt as long-term debt.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

In May 2015, we issued $300 million of unsecured medium-term notes maturing in May 2020. The proceeds from the notes were used to reduce commercial paper borrowings and for general corporate purposes. If the notes are downgraded below investment grade following, and as a result of, a change in control, the note holder can require us to repurchase all or a portion of the notes at a purchase price equal to 101% of principal plus accrued and unpaid interest.

In April of 2015, we completed a financing transaction backed by a portion of our revenue earning equipment that resulted in $156.4 million of cash proceeds. The proceeds from this transaction were used to fund capital expenditures. We have provided end of term guarantees for the residual value of the revenue earning equipment in this transaction. The transaction along with the end of term residual value guarantees have been included in the "asset-backed U.S. obligations" line within the preceding table.

We have a trade receivables purchase and sale program, pursuant to which we sell certain of our domestic trade accounts receivable to a bankruptcy remote, consolidated subsidiary of Ryder, that in turn sells, on a revolving basis, an ownership interest in certain of these accounts receivable to a receivables conduit or committed purchasers. The subsidiary is considered a VIE and is consolidated based on our control of the entity’s activities. We use this program to provide additional liquidity to fund our operations, particularly when it is cost effective to do so. The costs under the program may vary based on changes in interest rates. The available proceeds that may be received under the program are limited to $175 million. If no event occurs that causes early termination, the 364-day program will expire during October 2015. The program contains provisions restricting its availability in the event of a material adverse change to our business operations or the collectibility of the collateralized receivables. No amounts were outstanding under the program at June 30, 2015. At December 31, 2014, $60.0 million was outstanding under the program. Sales of receivables under this program are accounted for as secured borrowings based on our continuing involvement in the transferred assets.

At June 30, 2015 and December 31, 2014, we had letters of credit and surety bonds outstanding totaling $333.9 million and $334.3 million, respectively, which primarily guarantee the payment of insurance claims.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(I) FAIR VALUE MEASUREMENTS

The assets and liabilities measured at fair value on a recurring basis consist primarily of interest rate swaps and investments held in Rabbi Trusts.  These amounts as of June 30, 2015 are not material to our consolidated financial position and operations and have not changed significantly from the amounts reported as of December 31, 2014.

The following tables present our assets that are measured at fair value on a nonrecurring basis and considered a Level 3 fair value measurement:

	Fair Value Measurements at	Total Losses (2)
	June 30, 2015	Three months ended June 30, 2015	Six months ended June 30, 2015
	(In thousands)
Assets held for sale:
Revenue earning equipment: (1)
Trucks	$6,805	$1,515	$2,743
Tractors	7,389	1,081	1,908
Trailers	1,625	656	972
Total assets at fair value	$15,819	$3,252	5,623

	Fair Value Measurements at	Total Losses (2)
	June 30, 2014	Three months ended June 30, 2014	Six months ended June 30, 2014
	(In thousands)
Assets held for sale:
Revenue earning equipment: (1)
Trucks	$10,713	$1,572	$3,454
Tractors	6,057	662	2,294
Trailers	497	281	442
Total assets at fair value	$17,267	$2,515	$6,190

 ————————————

(1)	Represents the portion of all revenue earning equipment held for sale that is recorded at fair value, less costs to sell.

(2)	Total losses represent fair value adjustments for all vehicles held for sale throughout the period for which fair value was less than carrying value.

Revenue earning equipment held for sale is stated at the lower of carrying amount or fair value less costs to sell. Only certain vehicles held for sale have carrying amounts greater than the fair value and losses are recorded at the time they arrive at our used truck centers. Gains are recognized at the time of sale for vehicles with carrying amounts lower than fair value. Losses to reflect changes in fair value are presented within “Other operating expenses” in the Consolidated Condensed Statements of Earnings. For revenue earning equipment held for sale, we stratify our fleet by vehicle type (trucks, tractors and trailers), weight class, age and other relevant characteristics and create classes of similar assets for analysis purposes. Fair value was determined based upon recent market prices obtained from our own sales experience for sales of each class of similar assets and vehicle condition. Therefore, our revenue earning equipment held for sale was classified within Level 3 of the fair value hierarchy.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

Fair value of total debt (excluding capital lease and asset-backed U.S. obligations) at June 30, 2015 and December 31, 2014 was approximately $4.91 billion and $4.59 billion, respectively. For publicly-traded debt, estimates of fair value were based on market prices. Since our publicly-traded debt is not actively traded, the fair value measurement was classified within Level 2 of the fair value hierarchy. For other debt, fair value was estimated based on a model-driven approach using rates currently available to us for debt with similar terms and remaining maturities. Therefore, the fair value measurement of our other debt was classified within Level 2 of the fair value hierarchy. The carrying amounts reported in the Consolidated Condensed Balance Sheets for “Cash and cash equivalents,” “Receivables, net” and “Accounts payable” approximate fair value because of the immediate or short-term maturities of these financial instruments.

(J) DERIVATIVES

We have interest rate swaps outstanding, which are designated as fair value hedges whereby we receive fixed interest rate payments in exchange for making variable interest rate payments. The differential to be paid or received is accrued and recognized as interest expense. Fair value was based on a model-driven income approach using the LIBOR rate at each interest payment date, which was observable at commonly quoted intervals for the full term of the swaps. Therefore, our interest rate swaps were classified within Level 2 of the fair value hierarchy. The fair value amounts of the interest rate swaps are reported in the Consolidated Condensed Balance Sheets within "Prepaid expenses and other current assets," "Direct financing leases and other assets," and "Other non-current liabilities." As of June 30, 2015, these amounts are not material to our consolidated financial position and operations and have not changed significantly from the amounts reported at December 31, 2014.

The following table provides a detail of the swaps outstanding and the related hedged items as of June 30, 2015:

	Maturity date	Face value of medium-term notes	Aggregate notional amount of interest rate swaps	Fixed interest rate	Weighted-average variable interest rate on hedged debt as of June 30,
Issuance date					2015	2014
		(Dollars in thousands)
May 2011	June 2017	$350,000	$150,000	3.50%	1.49%	1.42%
November 2013	November 2018	$300,000	$100,000	2.45%	1.23%	1.18%
February 2014	June 2019	$350,000	$100,000	2.55%	1.15%	1.10%
May 2014	September 2019	$400,000	$100,000	2.45%	0.90%	0.85%
February 2015	March 2020	$400,000	$150,000	2.65%	1.14%	—

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

(K) SHARE REPURCHASE PROGRAMS

In December 2013, our Board of Directors authorized a share repurchase program intended to mitigate the dilutive impact of shares issued under our various employee stock, stock option and employee stock purchase plans. Under the December 2013 program, management is authorized to repurchase shares of common stock in an amount not to exceed the number of shares issued to employees under the Company’s various employee stock, stock option and employee stock purchase plans from December 1, 2013 through December 10, 2015. The December 2013 program limits aggregate share repurchases to no more than 2 million shares of Ryder common stock. Share repurchases of common stock are made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. Management established prearranged written plans for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the December 2013 program, which allow for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan. Early in the first quarter of 2015, due to the increase in leverage, we temporarily paused anti-dilutive share repurchase activity. For the six months ended June 30, 2015 and 2014, we repurchased and retired 69,107 shares and 1,027,072 shares, respectively, under the program at an aggregate cost of $6.1 million and $79.5 million, respectively.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(L) ACCUMULATED OTHER COMPREHENSIVE LOSS

The following summary sets forth the components of accumulated other comprehensive loss, net of tax:

	Currency Translation Adjustments and Other	Net Actuarial Loss (1)	Prior Service Credit (1)	Accumulated Other Comprehensive Loss
	(In thousands)
December 31, 2014	$(36,087)	(585,941)	1,758	(620,270)
Amortization	—	9,790	(712)	9,078
Other current period change	(30,345)	(5,321)	—	(35,666)
June 30, 2015	$(66,432)	(581,472)	1,046	(646,858)

	Currency Translation Adjustments and Other	Net Actuarial Loss (1)	Prior Service Credit (1)	Accumulated Other Comprehensive Loss
	(In thousands)
December 31, 2013	$35,875	(477,883)	3,760	(438,248)
Amortization	—	7,455	(1,335)	6,120
Other current period change	11,681	(2,048)	—	9,633
June 30, 2014	$47,556	(472,476)	2,425	(422,495)

_______________________

(1)	These amounts are included in the computation of net periodic benefit cost. See Note (M), "Employee Benefit Plans," for further information.

The loss from currency translation adjustments in the six months ended June 30, 2015 of $30.3 million was due primarily to the weakening of the Canadian Dollar and British Pound against the U.S. Dollar. The gain from currency translation adjustments in the six months ended June 30, 2014 of $11.7 million was due to the strengthening of the Canadian Dollar and British Pound compared to the U.S. Dollar.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(M) EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost/(credit) were as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In thousands)
Pension Benefits
Company-administered plans:
Service cost	$3,566	3,171	$7,193	6,594
Interest cost	22,048	25,135	43,935	50,696
Expected return on plan assets	(25,021)	(29,284)	(49,921)	(58,002)
Amortization of:
Net actuarial loss	7,664	5,579	15,472	11,814
Prior service credit	(74)	(435)	(150)	(893)
	8,183	4,166	16,529	10,209
Union-administered plans	2,113	2,123	4,285	4,214
Net periodic benefit cost	$10,296	6,289	$20,814	14,423

Company-administered plans:
U.S.	$8,599	4,499	$17,491	10,786
Non-U.S.	(416)	(333)	(962)	(577)
	8,183	4,166	16,529	10,209
Union-administered plans	2,113	2,123	4,285	4,214
	$10,296	6,289	$20,814	14,423

Postretirement Benefits
Company-administered plans:
Service cost	$79	89	$190	224
Interest cost	275	348	559	713
Amortization of:
Net actuarial gain	(278)	(234)	(474)	(363)
Prior service credit	(478)	(615)	(956)	(1,230)
Net periodic benefit credit	$(402)	(412)	$(681)	(656)

Company-administered plans:
U.S.	$(531)	(524)	$(946)	(921)
Non-U.S.	129	112	265	265
	$(402)	(412)	$(681)	(656)

During the six months ended June 30, 2015, we contributed $7.9 million to our pension plans. In 2015, we expect total contributions to our pension plans to be approximately $36 million.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(N) OTHER ITEMS IMPACTING COMPARABILITY

Our primary measure of segment performance excludes certain items we do not believe are representative of the ongoing operations of the segment. We believe that excluding these items from our segment measure of performance allows for better comparison of results. During the three and six months ended June 30, 2015, we incurred charges of $1.9 million and $3.8 million, respectively, related to professional fees associated with cost savings initiatives. These charges were recorded within "Selling, general and administrative expenses" in our Condensed Consolidated Statement of Earnings.

(O) SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information was as follows:

	Six months ended June 30,
	2015	2014
	(In thousands)
Interest paid	$69,681	69,834
Income taxes paid	9,970	7,332
Changes in accounts payable related to purchases of revenue earning equipment	124,766	1,520
Operating and revenue earning equipment acquired under capital leases	5,847	2,371

During the six months ended June 30, 2014, we paid $1.6 million related to acquisitions completed in prior years.

(P) MISCELLANEOUS INCOME, NET

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In thousands)
Rabbi trust investment income	$119	1,077	$1,186	1,577
Insurance proceeds	—	756	314	756
Foreign currency translation	137	23	266	(383)
Gain on sales of operating property and equipment	27	1,286	81	2,590
Contract settlement	41	—	56	2,908
Other, net	704	1,686	1,762	2,762
Total	$1,028	4,828	$3,665	10,210

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(Q) SEGMENT REPORTING

Our operating segments are aggregated into reportable business segments based upon similar economic characteristics, products, services, customers and delivery methods. During the first quarter of 2015, our management structure changed within the supply chain business. We created the role of President of DTS for the dedicated product offering which previously was within SCS. We are now reporting our financial performance as follows: (1) FMS, which provides full service leasing, commercial rental, contract maintenance, and contract-related maintenance of trucks, tractors and trailers to customers principally in the U.S., Canada and the U.K.; (2) DTS, which provides vehicles and drivers as part of a dedicated transportation solution in the U.S; and (3) SCS, which provides comprehensive supply chain solutions including distribution and transportation services in North America and Asia. Dedicated services provided as part of an integrated, multi-service, supply chain solution are reported in the SCS business segment.

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

The following tables set forth financial information for each of our business segments and provides a reconciliation between segment EBT and earnings from continuing operations before income taxes for the three and six months ended June 30, 2015 and 2014. Segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented.

	FMS	DTS	SCS	Eliminations	Total
	(in thousands)
For the three months ended June 30, 2015
Revenue from external customers	$1,042,476	223,514	396,941	—	1,662,931
Inter-segment revenue	106,873	—	—	(106,873)	—
Total revenue	$1,149,349	223,514	396,941	(106,873)	1,662,931

Segment EBT	$122,452	12,435	27,699	(11,588)	150,998
Unallocated CSS					(10,924)
Non-operating pension costs					(4,688)
Restructuring and other charges, net and other items (1)					(1,939)
Earnings from continuing operations before income taxes					$133,447

Segment capital expenditures paid (2)	$761,542	646	3,570	—	765,758
Unallocated CSS					10,218
Capital expenditures paid					$775,976

For the three months ended June 30, 2014
Revenue from external customers	$1,056,992	234,014	393,565	—	1,684,571
Inter-segment revenue	124,230	—	—	(124,230)	—
Total revenue	$1,181,222	234,014	393,565	(124,230)	1,684,571

Segment EBT	$113,553	12,998	17,730	(10,523)	133,758
Unallocated CSS					(12,125)
Non-operating pension costs					(1,544)
Earnings from continuing operations before income taxes					$120,089

Segment capital expenditures paid (2)	$623,138	408	3,841	—	627,387
Unallocated CSS					49,113
Capital expenditures paid					$676,500
 ————————————

(1)	See Note (N), "Other Items Impacting Comparability," for additional information.

(2)	Excludes revenue earning equipment acquired under capital leases.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

	FMS	DTS	SCS	Eliminations	Total
	(in thousands)
For the six months ended June 30, 2015
Revenue from external customers	$2,025,916	436,173	767,995	—	3,230,084
Inter-segment revenue	210,583	—	—	(210,583)	—
Total revenue	$2,236,499	436,173	767,995	(210,583)	3,230,084

Segment EBT	$212,170	21,405	43,388	(23,122)	253,841
Unallocated CSS					(22,866)
Non-operating pension costs					(9,571)
Restructuring and other charges, net and other items (1)					(3,780)
Earnings from continuing operations before income taxes					$217,624

Segment capital expenditures paid (2)	$1,300,285	1,355	9,557	—	1,311,197
Unallocated CSS					18,021
Capital expenditures paid					$1,329,218

For the six months ended June 30, 2014
Revenue from external customers	$2,070,388	449,976	774,944	—	3,295,308
Inter-segment revenue	245,921	—	—	(245,921)	—
Total revenue	$2,316,309	449,976	774,944	(245,921)	3,295,308

Segment EBT	$190,586	21,684	30,828	(20,151)	222,947
Unallocated CSS					(22,954)
Non-operating pension costs					(4,858)
Earnings from continuing operations before income taxes					$195,135

Segment capital expenditures paid (2), (3)	$1,191,377	658	7,463	—	1,199,498
Unallocated CSS					55,724
Capital expenditures paid					$1,255,222

(1)	See Note (N), "Other Items Impacting Comparability," for additional information.

(2)	Excludes revenue earning equipment acquired under capital leases.

(3)	Excludes acquisition payments of $1.6 million during the six months ended June 30, 2014.

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

Ryder System, Inc. (Ryder) is a global leader in transportation and supply chain management solutions. Our operating segments are aggregated into reportable business segments based upon similar economic characteristics, products, services, customers and delivery methods. During the first quarter of 2015, our management structure changed within the supply chain business. We created the role of President of Dedicated Transportation Solutions (DTS) for the dedicated product offering which was previously within Supply Chain Solutions (SCS). Beginning with the current year, we are reporting our financial performance based on three business segments: (1) Fleet Management Solutions (FMS), which provides full service leasing, commercial rental, contract maintenance, and contract-related maintenance of trucks, tractors and trailers to customers principally in the U.S., Canada and the U.K.; (2) DTS, which provides vehicles and drivers as part of a dedicated transportation solution in the U.S.; and (3) SCS, which provides comprehensive supply chain solutions including distribution and transportation services in North America and Asia. Dedicated services provided as part of an integrated, multi-service, supply chain solution are reported in the SCS business segment.

The Company periodically enters into sale and leaseback transactions to lower the total cost of funding our operations, to diversify funding among different classes of investors and among different types of funding instruments. The related leasebacks were historically treated as off-balance sheet operating leases and were included in our reported total obligations leverage ratios. In conjunction with a transaction in April of 2015, we reviewed and evaluated the structure of the leasebacks and determined that they did not qualify for deconsolidation. As a result, off-balance sheet treatment is not appropriate for the current, as well as prior years’ transactions. The prior year amounts have been revised to conform to the current period presentation. The revision was not material. Refer to Note (A), "General," in the Notes to Consolidated Condensed Financial Statements for a detailed discussion of the revision to our historical financial statements.

Beginning this year, we revised the reporting of operating revenue, a non-GAAP financial measure. In addition to excluding FMS fuel services revenue and subcontracted transportation from the calculation of operating revenue, we also now exclude DTS and SCS fuel costs. Prior year amounts have been revised to conform to the current period presentation. The revisions were not material and did not impact segment earnings.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Operating results were as follows:

	Three months ended June 30,		Six months ended June 30,		Change 2015/2014
	2015	2014	2015	2014	Three Months	Six Months
	(In thousands, except per share amounts)
Total revenue	$1,662,931	1,684,571	$3,230,084	3,295,308	(1)%	(2)%
Operating revenue (1)	1,392,618	1,315,638	2,692,904	2,558,409	6%	5%

EBT	$133,447	120,089	$217,624	195,135	11%	12%
Comparable EBT (2)	140,074	121,633	230,975	199,993	15%	15%
Earnings from continuing operations	85,917	75,721	139,243	124,847	13%	12%
Comparable earnings from continuing operations (2)	87,952	76,519	145,231	125,757	15%	15%
Net earnings	85,159	75,385	137,948	123,645	13%	12%

Earnings per common share (EPS) — Diluted
Continuing operations	$1.61	1.42	$2.61	2.34	13%	12%
Comparable (2)	1.65	1.44	2.72	2.36	15%	15%
Net earnings	1.59	1.41	2.59	2.32	13%	12%
  ————————————

(1)
We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of our core businesses and as a measure of sales activity. FMS fuel services revenue and DTS and SCS fuel are ancillary services that we provide our customers and are impacted by fluctuations in market fuel prices.  Therefore, these items are excluded from operating revenue as the costs are largely a pass-through to our customers, resulting in minimal changes in our profitability during periods of steady market fuel prices. However, profitability may be positively or negatively impacted by rapid changes in market fuel prices during a short period of time as customer pricing for fuel services is established based on trailing market fuel costs. We also exclude subcontracted transportation from the calculation of operating revenue as this service is also typically a pass-through to our customers and therefore fluctuations result in minimal changes to our profitability.  Refer to the section titled “Non-GAAP Financial Measures” for a reconciliation of total revenue to operating revenue.

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

Total revenue decreased 1% to $1.66 billion and operating revenue increased 6% to $1.39 billion in the second quarter of 2015. For the first half of 2015, total revenue decreased 2% to $3.23 billion and operating revenue increased 5% to $2.69 billion. Total revenue declined due to lower fuel prices largely passed through to customers and the negative impact from foreign exchange partially offset by higher operating revenue. The increase in operating revenue was driven by growth in all business segments partially offset by a 200 basis point negative impact from foreign exchange in both the second quarter and first half of 2015. FMS operating revenue growth was due to a larger full service lease fleet, higher prices on lease replacement vehicles, increased North American rental demand and higher rental pricing. DTS and SCS operating revenue growth was due to new business and increased volumes. EBT increased 11% in the second quarter of 2015 to $133.4 million. For the first half of 2015, EBT increased 12% to $217.6 million. EBT increased from a strong performance in SCS and higher full service lease and commercial rental performance in FMS. The strong performance in the second quarter and first half of 2015 was partially offset by a 200 basis point negative impact of foreign exchange in both periods.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

CONSOLIDATED RESULTS

Lease and Rental

	Three months ended June 30,		Six months ended June 30,		Change 2015/2014
	2015	2014	2015	2014	Three Months	Six Months
	(Dollars in thousands)
Lease and rental revenues	$779,046	733,763	$1,508,070	1,423,445	6%	6%
Cost of lease and rental	531,308	507,620	1,049,730	1,000,192	5%	5%
Gross margin	247,738	226,143	458,340	423,253	10%	8%
Gross margin %	32%	31%	30%	30%

Lease and rental revenues represent full service lease and commercial rental product offerings within our FMS business segment. Revenues increased 6% in the second quarter and first half of 2015 primarily driven by higher prices on full service lease vehicles, a larger average full service lease fleet (4% in the second quarter and 3% in the first half of 2015), and increased commercial rental revenue. Foreign exchange negatively impacted revenue growth by 200 basis points. Commercial rental revenue grew due to increased North American demand and higher rental pricing (up 4% in both the second quarter and first half of 2015).

Cost of lease and rental represents the direct costs related to lease and rental revenues. These costs are comprised of depreciation of revenue earning equipment, maintenance costs (primarily repair parts and labor), and other costs such as licenses, insurance and operating taxes. Cost of lease and rental excludes interest costs from vehicle financing. Cost of lease and rental grew 5% both in the second quarter and the first half of 2015 due to higher depreciation, insurance and maintenance costs from a larger average lease fleet and a larger average rental fleet (7% in the second quarter and 6% in the first half of 2015). Cost of lease and rental benefited by $10.0 million in the second quarter of 2015 and by $20.0 million in the first half of 2015 due to changes in estimated residual values and useful lives of revenue earning equipment effective January 1, 2015. Foreign exchange lowered the growth in cost of lease and rental by 200 basis points.

Lease and rental gross margin increased 10% in the second quarter of 2015 to $247.7 million and increased 8% to $458.3 million in the first half of 2015. Lease and rental gross margin as a percentage of revenue increased to 32% in the second quarter of 2015 and remained at 30% in the first half of 2015. The increase in margin dollars and as a percentage of revenue was due to higher per-vehicle pricing as well as benefits from improved residual values.

Services

	Three months ended June 30,		Six months ended June 30,		Change 2015/2014
	2015	2014	2015	2014	Three Months	Six Months
	(Dollars in thousands)
Services revenue	$737,170	741,427	$1,430,874	1,451,126	(1)%	(1)%
Cost of services	603,488	625,276	1,185,818	1,231,505	(3)%	(4)%
Gross margin	133,682	116,151	245,056	219,621	15%	12%
Gross margin %	18%	16%	17%	15%

Services revenue represents all the revenues associated with our DTS and SCS business segments as well as contract maintenance, contract-related maintenance and fleet support services associated with our FMS business segment. Services revenue decreased 1% in the second quarter and first half of 2015 due to impacts from lower fuel prices passed through to our DTS and SCS customers and foreign exchange partially offset by new business and higher volumes in our DTS and SCS business segments. Foreign exchange negatively impacted revenue growth by 200 basis points.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Cost of services represents the direct costs related to services revenue and is primarily comprised of salaries and employee-related costs, subcontracted transportation (purchased transportation from third parties) and maintenance costs. Cost of services decreased 3% in the second quarter of 2015 and 4% in the first half of 2015 due to lower revenue as well as lower start-up and shutdown costs in our SCS business partially offset by higher compensation-related costs and increased insurance costs. The decrease in cost of services in the first half of 2015 also reflects prior year severe winter weather-related costs. Foreign exchange lowered the growth in cost of services by 200 basis points.

Services gross margin increased 15% to $133.7 million in the second quarter of 2015 and increased 12% to $245.1 million in the first half of 2015. Services gross margin as a percentage of revenue increased to 18% in the second quarter of 2015 and increased to 17% in the first half of 2015. The increase in gross margin dollars and as a percentage of revenue reflects improved operating performance in our SCS business segment. Prior year SCS gross margin was negatively impacted by greater than expected start-up and shutdown costs and severe winter weather during the first quarter.

Fuel

	Three months ended June 30,		Six months ended June 30,		Change 2015/2014
	2015	2014	2015	2014	Three Months	Six Months
	(Dollars in thousands)
Fuel services revenue	$146,715	209,381	$291,140	420,737	(30)%	(31)%
Cost of fuel services	142,176	203,613	278,465	410,818	(30)%	(32)%
Gross margin	4,539	5,768	12,675	9,919	(21)%	28%
Gross margin %	3%	3%	4%	2%

Fuel services revenue represents fuel services provided to our FMS customers. Fuel services revenue decreased 30% in the second quarter of 2015 and 31% in the first half of 2015 due to lower fuel prices passed through to customers.

Cost of fuel services includes the direct costs associated with providing our customers with fuel. These costs include fuel, salaries and employee-related costs of fuel island attendants and depreciation of our fueling facilities and equipment. Cost of fuel services decreased 30% in the second quarter of 2015 and 32% in the first half of 2015 caused by lower fuel prices.

Fuel services gross margin decreased 21% to $4.5 million in the second quarter of 2015 and increased 28% to $12.7 million in the first half of 2015. Fuel services margin as a percentage of revenue remained at 3% in the second quarter of 2015 and increased to 4% in the first half of 2015. Fuel is largely a pass-through to customers for which we realize minimal changes in margin during periods of steady market fuel prices. However, fuel services margin is impacted by sudden increases or decreases in market fuel prices during a short period of time as customer pricing for fuel is established based on market fuel costs. Fuel services margin was favorably impacted by rapid decreases in market fuel prices during the first quarter of 2015.

	Three months ended June 30,		Six months ended June 30,		Change 2015/2014
	2015	2014	2015	2014	Three Months	Six Months
	(In thousands)
Other operating expenses	$32,834	31,007	$67,578	67,652	6%	—%

Other operating expenses include costs related to our owned and leased facilities within the FMS business segment such as facility depreciation, rent, insurance, utilities and taxes. These facilities are utilized to provide maintenance to our lease, rental, contract maintenance, contract-related maintenance and on-demand customers. Other operating expenses also include the costs associated with used vehicle sales including write-downs of used vehicles to fair market value. Other operating expenses increased 6% to $32.8 million in the second quarter of 2015 largely due to a $0.7 million increase in write-downs on vehicles held for sale. Other operating expenses remained at $67.6 million in the first half of 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

	Three months ended June 30,		Six months ended June 30,		Change 2015/2014
	2015	2014	2015	2014	Three Months	Six Months
	(Dollars in thousands)
Selling, general and administrative expenses (SG&A)	$214,868	200,430	$421,473	392,132	7%	7%
Percentage of total revenue	13%	12%	13%	12%
Percentage of operating revenue	15%	15%	16%	15%

SG&A expenses increased 7% in both the second quarter and first half of 2015. The increase in SG&A expenses was driven by strategic investments in marketing and information technology, higher compensation-related expenses, including pension, and higher professional fees partially offset by foreign exchange. Foreign exchange reduced the growth in SG&A expenses by 200 basis points. Pension expense, which primarily impacts SG&A expenses, increased $4.0 million in the second quarter and $6.4 million in the first half of 2015 due to a lower asset return assumption and the year-end adoption of new mortality assumptions that reflected improved trends in longevity. SG&A expenses as a percent of total revenue increased to 13% and as a percentage of operating revenue remained at 15% during the second quarter of 2015. SG&A expenses as a percent of total revenue and as a percent of operating revenue increased to 13% and 16%, respectively, in the first half of 2015. The increase as a percent of total revenue was a result of the decline in total revenue from fuel prices and foreign exchange. The increase as a percent of operating revenue was a result of the negative impact of foreign exchange on operating revenue.

	Three months ended June 30,		Six months ended June 30,		Change 2015/2014
	2015	2014	2015	2014	Three Months	Six Months
	(In thousands)
Gains on vehicle sales, net	$33,237	34,365	$62,816	63,183	(3)%	(1)%

Gains on vehicle sales, net decreased 3% in the second quarter of 2015 to $33.2 million and decreased 1% in the first half of 2015 to $62.8 million due to lower sales volume partially offset by higher average proceeds per unit. Lower sales volume in 2015 (down 14% in the second quarter of 2015 and down 19% in the first half of 2015) reflects lower average used vehicle inventories. Global average proceeds per unit increased 13% in the second quarter of 2015 and 15% in the first half of 2015 reflecting increases in average truck, tractor and trailer proceeds per unit.

	Three months ended June 30,		Six months ended June 30,		Change 2015/2014
	2015	2014	2015	2014	Three Months	Six Months
	(Dollars in thousands)
Interest expense	$39,075	35,729	$75,877	71,267	9%	6%
Effective interest rate	3.1%	3.1%	3.1%	3.2%

Interest expense increased 9% in the second quarter of 2015 to $39.1 million and 6% in the first half of 2015 to $75.9 million reflecting higher average outstanding debt. The increase in average outstanding debt reflects planned higher vehicle capital spending.

	Three months ended June 30,		Six months ended June 30,		Change 2015/2014
	2015	2014	2015	2014	Three Months	Six Months
	(Dollars in thousands)
Miscellaneous income, net	$1,028	4,828	$3,665	10,210	(79)%	(64)%

Refer to Note (P), "Miscellaneous Income, Net" in the Notes to Consolidated Condensed Financial Statements for detail of the components within miscellaneous income.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

	Three months ended June 30,		Six months ended June 30,		Change 2015/2014
	2015	2014	2015	2014	Three Months	Six Months
	(Dollars in thousands)
Provision for income taxes	$47,530	44,368	$78,381	70,288	7%	12%
Effective tax rate from continuing operations	35.6%	36.9%	36.0%	36.0%

Our effective income tax rate from continuing operations for the second quarter of 2015 was 35.6% compared with 36.9% in the same period of the prior year. The effective tax rate in the second quarter of 2015 benefited from tax law changes in the states of Connecticut and Texas, and the city of New York, which decreased the provision for income taxes by $1.9 million (1.4% of pre-tax earnings).

Our effective income tax rate from continuing operations for the six months ended June 30, 2015 and 2014 was 36.0%. The effective tax rate in the first half of 2014 benefited from tax law changes in the state of New York, which decreased the provision for income taxes by $1.8 million (0.9% of pre-tax earnings).

	Three months ended June 30,		Six months ended June 30,		Change 2015/2014
	2015	2014	2015	2014	Three Months	Six Months
	(Dollars in thousands)
Loss from discontinued operations, net of tax	$(758)	(336)	$(1,295)	(1,202)	126%	8%

Results of discontinued operations in the second quarter of 2015 reflect losses related to adverse legal developments and professional and administrative fees associated with our discontinued South American operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

OPERATING RESULTS BY BUSINESS SEGMENT

	Three months ended June 30,		Six months ended June 30,		Change 2015/2014
	2015	2014	2015	2014	Three Months	Six Months
	(Dollars in thousands)
Revenue:
Fleet Management Solutions	$1,149,349	1,181,222	$2,236,499	2,316,309	(3)%	(3)%
Dedicated Transportation Solutions	223,514	234,014	436,173	449,976	(4)	(3)
Supply Chain Solutions	396,941	393,565	767,995	774,944	1	(1)
Eliminations	(106,873)	(124,230)	(210,583)	(245,921)	(14)	(14)
Total	$1,662,931	1,684,571	$3,230,084	3,295,308	(1)%	(2)%
Operating Revenue:
Fleet Management Solutions	$959,050	907,921	$1,858,237	1,767,837	6%	5%
Dedicated Transportation Solutions	176,805	166,922	342,635	323,162	6	6
Supply Chain Solutions	320,053	301,105	615,494	585,596	6	5
Eliminations	(63,290)	(60,310)	(123,462)	(118,186)	5	4
Total	$1,392,618	1,315,638	$2,692,904	2,558,409	6%	5%
EBT:
Fleet Management Solutions	$122,452	113,553	$212,170	190,586	8%	11%
Dedicated Transportation Solutions	12,435	12,998	21,405	21,684	(4)	(1)
Supply Chain Solutions	27,699	17,730	43,388	30,828	56	41
Eliminations	(11,588)	(10,523)	(23,122)	(20,151)	10	15
	150,998	133,758	253,841	222,947	13	14
Unallocated Central Support Services	(10,924)	(12,125)	(22,866)	(22,954)	(10)	—
Non-operating pension costs	(4,688)	(1,544)	(9,571)	(4,858)	204	97
Restructuring and other charges, net and other items	(1,939)	—	(3,780)	—	NM	NM
Earnings from continuing operations before income taxes	$133,447	120,089	$217,624	195,135	11%	12%

As part of management’s evaluation of segment operating performance, we define the primary measurement of our segment financial performance as “Earnings Before Taxes” (EBT) from continuing operations, which includes an allocation of Central Support Services (CSS), and excludes non-operating pension costs, restructuring and other charges, net and other items discussed in Note (N), "Other Items Impacting Comparability," in the Notes to Consolidated Condensed Financial Statements. CSS represents those costs incurred to support all business segments, including human resources, finance, corporate services and public affairs, information technology, health and safety, legal, marketing and corporate communications.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table sets forth equipment contribution included in EBT for our DTS and SCS business segments:

	Three months ended June 30,		Six months ended June 30,		Change 2015/2014
	2015	2014	2015	2014	Three Months	Six Months
	(Dollars in thousands)
Equipment Contribution:
Dedicated Transportation Solutions	$8,020	7,363	$15,824	13,602	9%	16%
Supply Chain Solutions	3,568	3,160	7,298	6,549	13%	11%
Total	$11,588	10,523	$23,122	20,151	10%	15%

The following table provides a reconciliation of items excluded from our segment EBT measure to their classification within our Consolidated Condensed Statements of Earnings:

		Three months ended June 30,		Six months ended June 30,
Description	Consolidated Condensed Statements of Earnings Line Item	2015	2014	2015	2014
		(In thousands)
Non-operating pension costs	SG&A	$(4,688)	(1,544)	$(9,571)	(4,858)
Professional fees(1)	SG&A	(1,939)	—	(3,780)	—
		$(6,627)	(1,544)	$(13,351)	(4,858)
———————————

(1)	See Note (N), "Other Items Impacting Comparability" for additional information.

Fleet Management Solutions

	Three months ended June 30,		Six months ended June 30,		Change 2015/2014
	2015	2014	2015	2014	Three Months	Six Months
	(Dollars in thousands)
Full service lease	$595,693	566,116	$1,172,806	1,118,332	5%	5%
Contract maintenance	48,985	46,269	94,936	89,932	6	6
Contractual revenue	644,678	612,385	1,267,742	1,208,264	5	5
Commercial rental	239,051	221,684	444,144	411,879	8	8
Contract-related maintenance	56,535	56,521	109,681	112,627	—	(3)
Other	18,786	17,331	36,670	35,067	8	5
Operating revenue (1)	959,050	907,921	1,858,237	1,767,837	6	5
Fuel services revenue (2)	190,299	273,301	378,262	548,472	(30)	(31)
Total revenue	$1,149,349	1,181,222	$2,236,499	2,316,309	(3)%	(3)%

Segment EBT	$122,452	113,553	$212,170	190,586	8%	11%
Segment EBT as a % of total revenue	10.7%	9.6%	9.5%	8.2%	110 bps	130 bps
Segment EBT as a % of operating revenue (1)	12.8%	12.5%	11.4%	10.8%	30 bps	60 bps
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

(2)	Includes intercompany fuel sales from FMS to DTS and SCS.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table summarizes the components of the change in revenue on a percentage basis versus the prior year:

	Three months ended June 30, 2015		Six months ended June 30, 2015
	Total	Operating	Total	Operating
Organic including price and volume	6%	8%	5%	7%
Fuel	(7)	—	(7)	—
Foreign exchange	(2)	(2)	(1)	(2)
Total (decrease)/increase	(3)%	6%	(3)%	5%

Total revenue decreased 3% in the second quarter and first half of 2015 due to a decline in fuel services revenue from lower fuel prices passed through to customers. Operating revenue (revenue excluding fuel) increased 6% in the second quarter and 5% in the first half of 2015 as a result of organic growth primarily in the full service lease and commercial rental product lines. Foreign exchange negatively impacted both total and operating revenue growth in the second quarter of 2015 by 200 basis points. In the first half of 2015, foreign exchange negatively impacted total and operating revenue growth by 100 basis points and 200 basis points, respectively.

Full service lease revenue increased 5% in both the second quarter and the first half of 2015 due to growth in the fleet size and higher prices on replacement vehicles. Foreign exchange negatively impacted full service lease revenue growth by 200 basis points in both the second quarter and the first half of 2015. The average number of full service lease vehicles increased 4% from the prior year, reflecting continued strong sales activity. We expect favorable full service lease revenue comparisons to continue through the end of the year based on strong sales activity. Commercial rental revenue increased 8% in both the second quarter and the first half of 2015 reflecting higher North American demand and pricing (up 4% in the second quarter of 2015 and 4% in the first half of 2015). Foreign exchange negatively impacted commercial rental revenue growth by 200 basis points in both the second quarter and the first half of 2015. We expect favorable commercial rental comparisons to continue throughout the year. Contract-related maintenance revenue decreased 3% in the first half of 2015 due to lower volumes during the first quarter.

The following table provides commercial rental statistics on our global fleet:

	Three months ended June 30,		Six months ended June 30,		Change 2015/2014
	2015	2014	2015	2014	Three Months	Six Months
	(Dollars in thousands)
Rental revenue from non-lease customers	$144,293	134,897	$260,444	241,960	7%	8%
Rental revenue from lease customers (1)	$94,758	86,787	$183,700	169,919	9%	8%
Average commercial rental power fleet size — in service (2), (3)	33,200	31,000	32,300	30,300	7%	7%
Commercial rental utilization — power fleet (3)	78.1%	78.3%	75.8%	76.0%	(20) bps	(20) bps
————————————

(1)	Represents revenue from rental vehicles provided to our existing full service lease customers, generally during peak periods in their operations.

(2)	Number of units rounded to nearest hundred and calculated using quarterly average unit counts.

(3)	Excluding trailers.

FMS EBT increased 8% in the second quarter of 2015 to $122.5 million reflecting higher full service lease results and strong commercial rental performance, partially offset by higher spending on strategic investments primarily in sales and marketing and technology, in order to accelerate growth. Commercial rental performance improved in the second quarter of 2015 as a result of increased North American demand and higher pricing. Results benefited from $10.0 million of lower depreciation in the second quarter of 2015 due to residual value policy changes implemented January 1, 2015 as well as growth in average lease and rental fleet size.

FMS EBT increased 11% in the first half of 2015 to $212.2 million reflecting strong commercial rental performance and higher full service lease results. Commercial rental performance improved in the first half of 2015 to $164.4 million due to higher North American demand and pricing. Results benefited from $20.0 million of lower depreciation due to residual value policy changes implemented January 1, 2015. Full service lease results also improved from growth in lease fleet size.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Our global fleet of owned and leased revenue earning equipment and contract maintenance vehicles is summarized as follows (number of units rounded to the nearest hundred):

				Change
	June 30, 2015	December 31, 2014	June 30, 2014	Jun. 2015/Dec. 2014	Jun 2015/Jun. 2014
End of period vehicle count
By type:
Trucks (1)	72,300	68,900	69,100	5%	5%
Tractors (2)	65,800	62,400	61,500	5	7
Trailers (3) (4)	41,900	41,400	41,000	1	2
Other	1,500	1,400	1,400	7	7
Total	181,500	174,100	173,000	4%	5%

By ownership:
Owned	179,600	172,300	171,300	4%	5%
Leased	1,900	1,800	1,700	6	12
Total	181,500	174,100	173,000	4%	5%

By product line: (4)
Full service lease	128,700	125,500	123,000	3%	5%
Commercial rental	43,700	39,900	40,700	10	7
Service vehicles and other	3,200	3,200	3,000	—	7
Active units	175,600	168,600	166,700	4	5
Held for sale	5,900	5,500	6,300	7	(6)
Total	181,500	174,100	173,000	4%	5%

Customer vehicles under contract maintenance	42,000	42,400	39,700	(1)%	6%

Quarterly average vehicle count
By product line:
Full service lease	127,700	124,200	123,100	3%	4%
Commercial rental	42,500	40,400	39,900	5	7
Service vehicles and other	3,200	3,200	3,100	—	3
Active units	173,400	167,800	166,100	3	4
Held for sale	6,100	5,600	6,800	9	(10)
Total	179,500	173,400	172,900	4%	4%

Customer vehicles under contract maintenance	43,500	41,600	39,400	5%	10%

Customer vehicles under on-demand maintenance (5)	8,300	5,600	6,500	48%	28%

Total vehicles under service	231,300	220,600	218,800	5%	6%

Year-to-date average vehicle count
By product line:
Full service lease	127,100	123,400	123,100	3%	3%
Commercial rental	41,300	39,800	39,100	4	6
Service vehicles and other	3,200	3,100	3,100	3	3
Active units	171,600	166,300	165,300	3	4
Held for sale	5,800	6,500	7,200	(11)	(19)
Total	177,400	172,800	172,500	3%	3%

Customer vehicles under contract maintenance	43,100	39,500	38,400	9%	12%

Customer vehicles under on-demand maintenance (5)	12,600	17,000	10,900	(26)%	16%
———————————

(1)	Generally comprised of Class 1 through Class 6 type vehicles with a Gross Vehicle Weight (GVW) up to 26,000 pounds.

(2)	Generally comprised of over the road on highway tractors and are primarily comprised of Classes 7 and 8 type vehicles with a GVW of over 26,000 pounds.

(3)	Generally comprised of dry, flatbed and refrigerated type trailers.

(4)
Includes 6,400 UK trailers (4,300 full service lease and 2,100 commercial rental), 6,800 UK trailers (4,400 full service lease and 2,400 commercial rental) and 7,000 UK trailers (4,600 full service lease and 2,400 commercial rental) as of June 30, 2015, December 31, 2014, and June 30, 2014, respectively.

(5)
Comprised of the number of unique vehicles serviced under on-demand maintenance agreements for the quarterly and year-to-date periods. This does not represent averages for the periods. Vehicles included in the count may have been serviced more than one time during the respective period.

Note: Quarterly and year-to-date amounts were computed using a 6 and 12-point average, respectively, based on monthly information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table provides a breakdown of our non-revenue earning equipment included in our global fleet count (number of units rounded to nearest hundred):

				Change
	June 30, 2015	December 31, 2014	June 30, 2014	Jun. 2015/ Dec. 2014	Jun. 2015/ Jun. 2014
Not yet earning revenue (NYE)	3,300	2,300	2,200	43%	50%
No longer earning revenue (NLE):
Units held for sale	5,900	5,500	6,300	7	(6)
Other NLE units	3,500	3,000	3,600	17	(3)
Total	12,700	10,800	12,100	18%	5%

NYE units represent new vehicles on hand that are being prepared for deployment to a lease customer or into the rental fleet. Preparations include activities such as adding lift gates, paint, decals, cargo area and refrigeration equipment. NYE units increased 50% compared to June 30, 2014, due to new lease sales activity. NLE units represent vehicles held for sale and vehicles for which no revenue has been earned in the previous 30 days. Accordingly, these vehicles may be temporarily out of service, being prepared for sale or awaiting redeployment. NLE units decreased compared to June 30, 2014 reflecting lower used vehicle inventories. We expect NLE levels to remain at current levels through the end of the year.

Dedicated Transportation Solutions

	Three months ended June 30,		Six months ended June 30,		Change 2015/2014
	2015	2014	2015	2014	Three Months	Six Months

Operating revenue (1)	$176,805	166,922	$342,635	323,162	6%	6%
Subcontracted transportation	14,539	23,212	29,160	39,414	(37)%	(26)%
Fuel costs (2)	32,170	43,880	64,378	87,400	(27)%	(26)%
Total revenue	$223,514	234,014	$436,173	449,976	(4)%	(3)%

Segment EBT	$12,435	12,998	$21,405	21,684	(4)%	(1)%
Segment EBT as a % of total revenue	5.6%	5.6%	4.9%	4.8%	—	10 bps
Segment EBT as a % of operating revenue (1)	7.0%	7.8%	6.2%	6.7%	(80) bps	(50) bps
Memo:
Average fleet	7,400	7,000	7,300	6,900	6%	6%
————————————

(1)
We use operating revenue and EBT as a percent of operating revenue, non-GAAP financial measures, to evaluate the operating performance of our DTS business segment and as a measure of sales activity. Fuel costs and subcontracted transportation are excluded from the calculation of DTS operating revenue. DTS fuel is an ancillary service we provide our customers and is impacted by fluctuations in market fuel prices.  Therefore, this item is excluded from operating revenue as the costs are largely a pass-through to our customers, resulting in minimal changes in our profitability during periods of steady market fuel prices. However, profitability may be positively or negatively impacted by rapid changes in market fuel prices during a short period of time as customer pricing for fuel services is established based on trailing market fuel costs. We also exclude subcontracted transportation from the calculation of DTS operating revenue as this service is also typically a pass-through to our customers and therefore fluctuations result in minimal changes to our profitability.

(2)	Includes intercompany fuel sales from FMS to DTS.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table summarizes the components of the change in revenue on a percentage basis versus the prior year:

	Three months ended June 30, 2015		Six months ended June 30, 2015
	Total	Operating	Total	Operating
Organic including price and volume	4%	6%	4%	6%
Subcontracted transportation	(3)	—	(2)	—
Fuel costs	(5)	—	(5)	—
Total (decrease)/increase	(4)%	6%	(3)%	6%

In the second quarter of 2015, total revenue decreased 4% as increased operating revenue was more than offset by declining fuel prices. Operating revenue (revenue excluding subcontracted transportation and fuel costs) increased 6% to $176.8 million due to new business as well as higher volumes. We expect favorable operating revenue comparisons to continue through the end of the year. DTS EBT decreased 4% in the second quarter of 2015 due to unfavorable self-insurance developments, which negatively impacted EBT as a percentage of operating revenue by 140 basis points partially offset by higher revenue.

In the first half of 2015, total revenue decreased 3% primarily reflecting lower fuel and subcontracted transportation costs passed through to customers. Operating revenue (revenue excluding subcontracted transportation and fuel costs) increased 6% due to new business and higher volumes. We expect favorable operating revenue comparisons to continue through the end of the year. DTS EBT decreased 1% in the first half of 2015 due to unfavorable self-insurance developments, which negatively impacted EBT as a percentage of operating revenue by 140 basis points partially offset by higher revenue.

Supply Chain Solutions

	Three months ended June 30,		Six months ended June 30,		Change 2015/2014
	2015	2014	2015	2014	Three Months	Six Months
	(Dollars in thousands)

Automotive	$119,332	117,783	$228,498	232,071	1%	(2)%
Technology and healthcare	63,985	56,443	123,306	107,407	13	15
CPG and Retail	110,732	99,921	213,427	193,493	11	10
Industrial and other	26,004	26,958	50,263	52,625	(4)	(4)
Operating revenue (1)	320,053	301,105	615,494	585,596	6	5
Subcontracted transportation	59,842	66,594	117,997	136,587	(10)	(14)
Fuel costs (2)	17,046	25,866	34,504	52,761	(34)%	(35)%
Total revenue	$396,941	393,565	$767,995	774,944	1%	(1)%

Segment EBT	$27,699	17,730	$43,388	30,828	56%	41%
Segment EBT as a % of total revenue	7.0%	4.5%	5.6%	4.0%	250 bps	160 bps
Segment EBT as a % of operating revenue (1)	8.7%	5.9%	7.0%	5.3%	280 bps	170 bps
Memo:
Average fleet	5,700	5,600	5,700	5,600	2%	2%
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

(2)	Includes intercompany fuel sales from FMS to SCS.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table summarizes the components of the change in revenue on a percentage basis versus the prior year:

	Three months ended June 30, 2015		Six months ended June 30, 2015
	Total	Operating	Total	Operating
Organic including price and volume	6%	9%	5%	8%
Subcontracted transportation	—	—	(1)	—
Fuel costs	(2)	—	(2)	—
Foreign exchange	(3)	(3)	(3)	(3)
Total (decrease)/increase	1%	6%	(1)%	5%

In the second quarter of 2015, total revenue increased 1% and operating revenue (revenue excluding subcontracted transportation and fuel costs) increased 6%. For the first half of 2015, total revenue decreased 1% and operating revenue (revenue excluding subcontracted transportation and fuel costs) increased 5%. Total revenue growth in second quarter of 2015 and operating revenue growth in both the second quarter and first half of 2015 was due to higher volumes and new business primarily in the CPG/retail and technology/healthcare industry groups, partially offset by a negative impact from lower fuel costs passed through to customers and foreign exchange. The slight decline in total revenue in the first half of 2015 primarily reflects negative impacts from foreign exchange and lower fuel costs passed through to customers. We expect operating revenue comparisons to remain favorable through the end of the year, however at a lower growth rate.

SCS EBT increased 56% in the second quarter of 2015 to $27.7 million and increased 41% in the first half of 2015 to $43.4 million due to increased pricing, start-up costs that returned to a normalized level and higher volumes. The increase in the second quarter and first half of 2015 was partially offset by higher compensation-related expenses, foreign exchange and favorable insurance developments in the prior year. Favorable comparisons to the prior year for the first half of 2015 also reflect negative impacts from severe winter weather-related costs during the first quarter of 2014.

Central Support Services

	Three months ended June 30,		Six months ended June 30,		Change 2015/2014
	2015	2014	2015	2014	Three Months	Six Months
	(Dollars in thousands)
Human resources	$5,038	4,933	$10,380	9,606	2%	8%
Finance	13,031	13,120	26,048	26,043	(1)	—
Corporate services and public affairs	2,555	1,526	5,109	4,677	67	9
Information technology	20,462	19,340	41,124	40,129	6	2
Legal and safety	5,835	6,322	12,432	12,023	(8)	3
Marketing	6,348	3,524	10,128	8,948	80	13
Other	9,359	9,653	18,106	16,061	(3)	13
Total CSS	62,628	58,418	123,327	117,487	7	5
Allocation of CSS to business segments	(51,704)	(46,293)	(100,461)	(94,533)	12	6
Unallocated CSS	$10,924	12,125	$22,866	22,954	(10)%	—%

Total CSS costs increased 7% in the second quarter of 2015 to $62.6 million primarily due to planned investments in marketing and information technology. Total CSS costs increased 5% in the first half of 2015 to $123.3 million primarily driven by higher compensation-related expenses and planned investments in marketing and information technology. The increased costs during the first half of 2015 were partially offset by benefits from the purchase of our headquarters facility. Unallocated CSS decreased 10% in the second quarter of 2015 to $10.9 million due to lower professional fees. Unallocated CSS decreased slightly in the first half of 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

FINANCIAL RESOURCES AND LIQUIDITY

Cash Flows

The following is a summary of our cash flows from operating, financing and investing activities from continuing operations:

	Six months ended June 30,
	2015	2014
	(In thousands)
Net cash provided by (used in):
Operating activities	$658,698	542,888
Financing activities	445,520	423,565
Investing activities	(1,078,663)	(939,818)
Effect of exchange rate changes on cash	(1,198)	48
Net change in cash and cash equivalents	$24,357	26,683

A detail of the individual items contributing to the cash flow changes is included in the Consolidated Condensed Statements of Cash Flows.

Cash provided by operating activities from continuing operations increased to $658.7 million in the six months ended June 30, 2015 compared with $542.9 million in 2014, reflecting higher earnings and lower working capital needs primarily driven by lower pension contributions. Cash provided by financing activities increased to $445.5 million in the six months ended June 30, 2015 compared with $423.6 million in 2014 due to increased borrowing needs to fund investing activities. Cash used in investing activities increased to $1.08 billion in the six months ended June 30, 2015 compared with $939.8 million in 2014 primarily due to higher net capital spending.

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

The following table shows the sources of our free cash flow computation:

	Six months ended June 30,
	2015	2014
	(In thousands)
Net cash provided by operating activities from continuing operations	$658,698	542,888
Sales of revenue earning equipment	211,153	274,394
Sales of operating property and equipment	641	2,780
Collections on direct finance leases	33,912	32,355
Other	—	(1,250)
Total cash generated	904,404	851,167
Purchases of property and revenue earning equipment	(1,329,218)	(1,255,222)
Free cash flow	$(424,814)	(404,055)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Our GAAP and non-GAAP cash flow metrics were revised due to the change in the treatment of sale-leasebacks. As a result, free cash flow for the six months ended June 30, 2015 decreased to negative $424.8 million. In addition, our forecast of full-year free cash flow is now projected to be approximately negative $600 million, as compared to a prior forecast of negative $380 million. Our negative free cash flow forecast reflects investments in the full service lease and commercial rental fleets. We expect negative cash flow in periods of significant fleet replacement or fleet growth. Refer to Note (A), “General,” in the Notes to Consolidated Condensed Financial Statements for a discussion on the change in treatment of sale-leaseback transactions.

The following table provides a summary of capital expenditures:

	Six months ended June 30,
	2015	2014
	(In thousands)
Revenue earning equipment:
Full service lease	$947,280	818,469
Commercial rental	452,928	343,536
	1,400,208	1,162,005
Operating property and equipment	53,776	94,737
Total capital expenditures (1)	1,453,984	1,256,742
Changes in accounts payable related to purchases of revenue earning equipment	(124,766)	(1,520)
Cash paid for purchases of property and revenue earning equipment	$1,329,218	1,255,222
  ————————————

(1)
Capital expenditures exclude non-cash additions of approximately $5.8 million and $2.4 million during the six months ended June 30, 2015 and 2014, respectively, in assets held under capital leases resulting from the extension of existing operating leases and other additions.

Capital expenditures (accrual basis) increased 16% in the six months ended June 30, 2015 to $1.5 billion reflecting planned higher investments in the full service lease and commercial rental fleets. We continue to expect full-year 2015 accrual basis capital expenditures from continuing operations to be $2.63 billion. We expect to fund 2015 capital expenditures primarily with internally generated funds and additional debt financing.

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

Our debt ratings and rating outlooks at June 30, 2015 were as follows:

	Short-term			Long-term
	Rating	Outlook	Rating	Outlook
Moody’s Investors Service	P2	Stable	Baa1	Stable
Standard & Poor’s Ratings Services	A2	Stable	BBB	Positive
Fitch Ratings	F2	Stable	A-	Stable

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Cash and equivalents totaled $73.4 million as of June 30, 2015, which is available to meet our needs. As of June 30, 2015, approximately $34.2 million was held outside the U.S. and is available to fund operations and other growth of non-U.S. subsidiaries. If we decide to repatriate cash and equivalents held outside the U.S., we may be subject to additional U.S. income taxes and foreign withholding taxes. However, our intent is to permanently reinvest these foreign amounts outside the U.S. and our current plans do not demonstrate a need to repatriate these foreign amounts to fund our U.S. operations.

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

At June 30, 2015, we had the following amounts available to fund operations under the following facilities:

(In millions)
Global revolving credit facility	$848
Trade receivables program	$175

We maintain a global revolving credit facility used to finance working capital. The availability under our global revolving credit facility is $1.2 billion and the facility matures in January 2020. The credit facility is used primarily to finance working capital. In order to maintain availability of funding, we must maintain a ratio of debt to consolidated net worth of less than or equal to 300%. Net worth, as defined in the credit facility, represents shareholders' equity excluding any accumulated other comprehensive income or loss associated with our pension and other postretirement plans. The ratio at June 30, 2015 was 209%.
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
In May 2015, we issued $300 million of unsecured medium-term notes maturing in May 2020. The proceeds from the notes were used to reduce commercial paper balances and for general corporate purposes. If the notes are downgraded below investment grade following, and as a result of, a change in control, the note holder can require us to repurchase all or a portion of the notes at a purchase price equal to 101% of principal plus accrued and unpaid interest.
In April 2015, we completed a financing transaction backed by a portion of our revenue earning equipment that resulted in $156.4 million of cash proceeds. The proceeds from this transaction were used to fund capital expenditures.
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
Refer to Note (H), “Debt,” in the Notes to Consolidated Condensed Financial Statements for further discussion around the global revolving credit facility, the trade receivables program, the issuance of medium-term notes under this shelf registration statement, asset-backed financing obligations, and debt maturities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table shows the movements in our debt balance:

	Six months ended June 30,
	2015	2014
	(In thousands)
Debt balance at January 1	$4,730,619	4,295,179
Cash-related changes in debt:
Net change in commercial paper borrowings	34,750	21,377
Proceeds from issuance of medium-term notes	698,911	748,676
Proceeds from issuance of other debt instruments	231,179	17,037
Retirement of medium term notes	(360,000)	(250,000)
Other debt repaid	(126,103)	(27,636)
	478,737	509,454
Non-cash changes in debt:
Fair market value adjustment on notes subject to hedging	1,837	(316)
Addition of capital lease obligations	5,847	2,371
Changes in foreign currency exchange rates and other non-cash items	(15)	9,831
Total changes in debt	486,406	521,340
Debt balance at June 30	$5,217,025	4,816,519

In accordance with our funding philosophy, we attempt to match the aggregate average remaining re-pricing life of our debt with the aggregate average remaining re-pricing life of our assets. We utilize both fixed-rate and variable-rate debt to achieve this match and generally target a mix of 25% to 45% variable-rate debt as a percentage of total debt outstanding. The variable-rate portion of our total obligations (including notional value of swap agreements) was 23% and 25% at June 30, 2015 and December 31, 2014, respectively.

Ryder’s leverage ratios and a reconciliation of on-balance sheet debt to total obligations were as follows:

	June 30, 2015	% to Equity	December 31, 2014	% to Equity
	(Dollars in thousands)
On-balance sheet debt	5,217,025	273%	$4,730,619	260%
Off-balance sheet debt—PV of minimum lease payments under operating leases for vehicles (1)	1,335		2,085
Total obligations (2)	$5,218,360	273%	$4,732,704	260%
 ————————————

(1)	Present value (PV) does not reflect payments Ryder would be required to make if we terminated the related leases prior to the scheduled expiration dates.

(2)	Non-GAAP financial measure

The on-balance sheet debt to equity ratio consists of balance sheet debt divided by total equity. Total obligations to equity represents balance sheet debt plus the present value of minimum lease payments under operating leases for vehicles, discounted based on our incremental borrowing rate at lease inception, all divided by total equity. Although total obligations is a non-GAAP financial measure, we believe that total obligations is useful as it provides a more complete analysis of our existing financial obligations and helps better assess our overall leverage position. Our leverage ratios increased as of June 30, 2015 due to increased debt to fund planned capital expenditures and the impact of foreign exchange rates.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Pension Information

The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. We review pension assumptions regularly and we may from time to time make voluntary contributions to our pension plans, which exceed the amounts required by statute. In 2015, we expect total contributions to our pension plans to be approximately $36 million. During the six months ended June 30, 2015, we contributed $7.9 million to our pension plans. Changes in interest rates and the market value of the securities held by the plans during 2015 could materially change, positively or negatively, the funded status of the plans and affect the level of pension expense and contributions in 2015 and beyond. See Note (M), “Employee Benefit Plans,” in the Notes to Consolidated Condensed Financial Statements for additional information.

Share Repurchases and Cash Dividends

Early in the first quarter of 2015, due to the increase in leverage, we temporarily paused anti-dilutive share repurchase activity for the first half of 2015. We are evaluating the timing for resuming anti-dilutive share repurchase activity later this year. See Note (K), “Share Repurchase Programs,” in the Notes to Consolidated Condensed Financial Statements for a discussion of share repurchases.

In May 2015, our Board of Directors declared a quarterly cash dividend of $0.37 per share of common stock. In July 2015, our Board of Directors declared a quarterly cash dividend of $0.41 per share of common stock. This dividend reflects a $0.04 increase from the $0.37 quarterly cash dividend we have been paying since July of 2014.

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

EBT, earnings and EPS from continuing operations in the six months ended June 30, 2015 and 2014 included certain items we do not consider indicative of our ongoing operations and have been excluded from our comparable EBT, earnings and EPS measures. The following discussion provides a summary of these items, which are discussed in more detail throughout our MD&A and within the Notes to Consolidated Condensed Financial Statements:

	EBT		Earnings		Diluted EPS
	2015	2014	2015	2014	2015	2014
Three months ended June 30	(In thousands, except per share amounts)
EBT/Earnings/EPS	$133,447	120,089	$85,917	75,721	$1.61	1.42
Non-operating pension costs (1)	4,688	1,544	2,671	798	0.05	0.02
Professional fees(2)	1,939	—	1,224	—	0.02	—
Tax law change (3)	—	—	(1,860)	—	(0.03)	—
Comparable	$140,074	121,633	$87,952	76,519	$1.65	1.44

Six months ended June 30
EBT/Earnings/EPS	$217,624	195,135	$139,243	124,847	$2.61	2.34
Non-operating pension costs (1)	9,571	4,858	5,463	2,686	0.10	0.05
Professional fees (2)	3,780	—	2,385	—	0.04	—
Tax law change (3)	—	—	(1,860)	(1,776)	(0.03)	(0.03)
Comparable	$230,975	199,993	$145,231	125,757	$2.72	2.36
__________________

(1)
Includes the amortization of actuarial loss, interest cost and expected return on plan assets components of pension and postretirement costs, which are tied to financial market performance. We consider these costs to be outside the operational performance of the business.

(2)	See Note (N), "Other Items Impacting Comparability," for additional information.

(3)
In the second quarter of 2015, the states of Connecticut and Texas and the city of New York enacted changes to their tax system, which decreased the provision for income taxes by $1.9 million. On March 31, 2014, the state of New York enacted changes to its tax system, which impacted net operating loss provisions and reduced the corporate income tax rate from 7.1% to 6.5%. The impact of these changes resulted in a non-cash benefit to deferred income taxes of $1.8 million.

The following table provides a reconciliation of total revenue to operating revenue, which was not provided within the MD&A discussion:

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In thousands)
Total revenue	$1,662,931	1,684,571	$3,230,084	3,295,308
Fuel	(195,932)	(279,127)	(390,023)	(560,898)
Subcontracted transportation	(74,381)	(89,806)	(147,157)	(176,001)
Operating revenue	$1,392,618	1,315,638	$2,692,904	2,558,409

FORWARD-LOOKING STATEMENTS

Forward-looking statements (within the meaning of the Federal Private Securities Litigation Reform Act of 1995) are statements that relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends concerning matters that are not historical facts. These statements are often preceded by or include the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “could,” “should” or similar expressions. This Quarterly Report on Form 10-Q contains forward-looking statements including, but not limited to, statements regarding:

•	our expectations in our FMS business segment regarding anticipated full service lease and commercial rental revenue;

•	our expectations in our DTS and SCS business segment regarding anticipated operating revenue;

•	our expectations of the long-term residual values of revenue earning equipment;

•	the anticipated levels of NLE vehicles in inventory through the end of the year;

•	our expectations of operating cash flow, free cash flow and capital expenditures through the end of 2015;

•	the adequacy of our accounting estimates and reserves for pension expense, compensation expense and employee benefit plan obligations, depreciation and residual value guarantees and income taxes;

•	the adequacy of our fair value estimates of employee incentive awards under our share-based compensation plans, publicly traded debt and other debt;

•	our beliefs regarding the default risk of our direct financing lease receivables;

•	our ability to fund all of our operating, investing and financial needs for the foreseeable future through internally generated funds and outside funding sources;

•	the anticipated impact of fuel price fluctuations;

•	our expectations as to return on pension plan assets, future pension expense and estimated contributions;

•	our expectations regarding the scope, anticipated outcomes and the adequacy of our loss provisions with respect to certain claims, proceedings and lawsuits;

•	our ability to access commercial paper and other available debt financing in the capital markets;

•	our expectations regarding the future use and availability of funding sources; and

•	the anticipated impact of recent accounting pronouncements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the second quarter of 2015, we carried out an evaluation, under the supervision and with the participation of management, including Ryder’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the second quarter of 2015, Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective.

Changes in Internal Controls over Financial Reporting

During the six months ended June 30, 2015, there were no changes in Ryder’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect such internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases we made of our common stock during the three months ended June 30, 2015:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Anti-Dilutive Program (2)
April 1 through April 30, 2015	107	$98.39	—	607,615
May 1 through May 31, 2015	—	—	—	607,615
June 1 through June 30, 2015	233	89.20	—	607,615
Total	340	$92.09	—
 ————————————

(1)
During the three months ended June 30, 2015, we purchased an aggregate of 340 shares of our common stock in employee-related transactions. Employee-related transactions may include: (i) shares of common stock delivered as payment for the exercise price of options exercised or to satisfy the option holders’ tax withholding liability associated with our share-based compensation programs and (ii) open-market purchases by the trustee of Ryder’s deferred compensation plans relating to investments by employees in our stock, one of the investment options available under the plans.

(2)
In December 2013, our Board of Directors authorized a share repurchase program intended to mitigate the dilutive impact of shares issued under our various employee stock, stock option and employee stock purchase plans. Under the December 2013 program, management is authorized to repurchase shares of common stock in an amount not to exceed the number of shares issued to employees under the Company’s various employee stock, stock option and employee stock purchase plans from December 1, 2013 through December 31, 2015. The December 2013 program limits aggregate share repurchases to no more than 2 million shares of Ryder common stock. Share repurchases of common stock are made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. Management may establish prearranged written plans for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the December 2013 program, which allow for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan. For the three months ended June 30, 2015, we did not repurchase any shares under this program.

ITEM 5.  OTHER INFORMATION

We are providing the following information under this Item 5 in lieu of reporting the information under Item 7.01, “Regulation FD Disclosure” of a Current Report on Form 8-K with a due date on or after the date hereof.

Due to a change in treatment of our sale-leaseback transactions, we have revised certain historical financial measures and other supplemental information impacted by the change in treatment that may be useful to investors and are similar to the types of information periodically provided to investors. For a discussion on the change in treatment of our sale-leaseback transactions, refer to Note (A), “General,” in the Notes to Consolidated Condensed Financial Statements to the Form 10-Q for the quarter ended June 30, 2015. Revised financial information is furnished herewith as Exhibit 99.1 for the years 2012 through 2015 for affected periods to reflect such change in treatment. This information shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

ITEM 6. EXHIBITS

12.1	Calculation of Ratio of Earnings to Fixed Charges

31.1	Certification of Robert E. Sanchez pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Art A. Garcia pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Robert E. Sanchez and Art A. Garcia pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350.

99.1	Revision to Historical Financial Measures and Other Supplemental Information (Furnished and not deemed "filed" as part of or otherwise forming a part of this filing).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYDER SYSTEM, INC.
(Registrant)

Date: August 7, 2015	By:	/s/ Art A. Garcia
Art A. Garcia
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 7, 2015	By:	/s/ Cristina A. Gallo-Aquino
Cristina A. Gallo-Aquino
Vice President and Controller
(Principal Accounting Officer)