Form 10-Q
period 2015-09-30
RYDER SYSTEM INC
filed 2015-10-22
CIK 85961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015
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

The number of shares of Ryder System, Inc. Common Stock ($0.50 par value per share) outstanding at September 30, 2015 was 53,425,097.

RYDER SYSTEM, INC.
FORM 10-Q QUARTERLY REPORT

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(In thousands, except per share amounts)
Lease and rental revenues	$802,881	756,733	$2,310,951	2,180,178
Services revenue	734,803	732,049	2,165,677	2,183,175
Fuel services revenue	131,382	198,368	422,522	619,105
Total revenues	1,669,066	1,687,150	4,899,150	4,982,458

Cost of lease and rental	550,541	522,202	1,600,271	1,522,394
Cost of services	606,364	607,530	1,792,182	1,839,035
Cost of fuel services	129,562	194,926	408,027	605,744
Other operating expenses	31,286	28,889	98,864	96,541
Selling, general and administrative expenses	203,093	202,001	624,566	594,133
Gains on vehicle sales, net	(29,294)	(33,691)	(92,110)	(96,874)
Interest expense	38,986	36,681	114,863	107,948
Miscellaneous income, net	(1,372)	(996)	(5,037)	(11,206)
	1,529,166	1,557,542	4,541,626	4,657,715
Earnings from continuing operations before income taxes	139,900	129,608	357,524	324,743
Provision for income taxes	49,089	45,713	127,470	116,001
Earnings from continuing operations	90,811	83,895	230,054	208,742
Loss from discontinued operations, net of tax	(192)	(278)	(1,487)	(1,480)
Net earnings	$90,619	83,617	$228,567	207,262

Earnings (loss) per common share — Basic
Continuing operations	$1.71	1.60	$4.35	3.96
Discontinued operations	—	(0.01)	(0.03)	(0.03)
Net earnings	$1.71	1.59	$4.32	3.93

Earnings (loss) per common share — Diluted
Continuing operations	$1.70	1.58	$4.31	3.92
Discontinued operations	—	(0.01)	(0.03)	(0.03)
Net earnings	$1.69	1.57	$4.28	3.89

Cash dividends declared per common share	$0.41	0.37	$1.15	1.05

See accompanying notes to consolidated condensed financial statements.

Note: EPS amounts may not be additive due to rounding.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(In thousands)

Net earnings	$90,619	83,617	$228,567	207,262

Other comprehensive loss:

Changes in cumulative translation adjustment and other	(42,748)	(46,879)	(73,093)	(35,198)

Amortization of pension and postretirement items	6,873	4,658	20,765	13,986
Income tax expense related to amortization of pension and postretirement items	(2,412)	(1,603)	(7,226)	(4,811)
Amortization of pension and postretirement items, net of taxes	4,461	3,055	13,539	9,175

Change in net actuarial loss	—	(148)	(8,526)	(3,292)
Income tax benefit related to change in net actuarial loss	—	44	3,205	1,140
Change in net actuarial loss, net of taxes	—	(104)	(5,321)	(2,152)

Other comprehensive loss, net of taxes	(38,287)	(43,928)	(64,875)	(28,175)

Comprehensive income	$52,332	39,689	$163,692	179,087
See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)

	September 30, 2015	December 31, 2014
	(Dollars in thousands, except per share amount)
Assets:
Current assets:
Cash and cash equivalents	$75,387	50,092
Receivables, net of allowance of $17,708 and $16,388, respectively	814,160	794,864
Inventories	64,087	66,007
Prepaid expenses and other current assets	163,893	165,234
Total current assets	1,117,527	1,076,197
Revenue earning equipment, net of accumulated depreciation of $3,876,682 and $3,689,016 respectively	8,036,710	7,201,886
Operating property and equipment, net of accumulated depreciation of $1,078,471 and $1,035,028, respectively	712,169	699,594
Goodwill	390,853	393,029
Intangible assets	60,551	66,619
Direct financing leases and other assets	502,376	446,099
Total assets	$10,820,186	9,883,424

Liabilities and shareholders’ equity:
Current liabilities:
Short-term debt and current portion of long-term debt	$305,759	36,284
Accounts payable	550,305	560,852
Accrued expenses and other current liabilities	511,198	513,679
Total current liabilities	1,367,262	1,110,815
Long-term debt	5,144,938	4,694,335
Other non-current liabilities	780,415	783,342
Deferred income taxes	1,575,507	1,475,845
Total liabilities	8,868,122	8,064,337

Shareholders’ equity:
Preferred stock, no par value per share — authorized, 3,800,917; none outstanding, September 30, 2015 or December 31, 2014	—	—
Common stock, $0.50 par value per share — authorized, 400,000,000; outstanding, September 30, 2015 — 53,425,097; December 31, 2014 — 53,039,688	26,712	26,520
Additional paid-in capital	997,753	962,328
Retained earnings	1,612,744	1,450,509
Accumulated other comprehensive loss	(685,145)	(620,270)
Total shareholders’ equity	1,952,064	1,819,087
Total liabilities and shareholders’ equity	$10,820,186	9,883,424
See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2015	2014
	(In thousands)
Cash flows from operating activities from continuing operations:
Net earnings	$228,567	207,262
Less: Loss from discontinued operations, net of tax	(1,487)	(1,480)
Earnings from continuing operations	230,054	208,742
Depreciation expense	838,100	781,367
Gains on vehicle sales, net	(92,110)	(96,874)
Share-based compensation expense	16,112	15,446
Amortization expense and other non-cash charges, net	46,272	35,850
Deferred income tax expense	111,609	99,418
Changes in operating assets and liabilities:
Receivables	(23,751)	(37,408)
Inventories	1,275	(731)
Prepaid expenses and other assets	(33,334)	(23,385)
Accounts payable	(19,506)	44,976
Accrued expenses and other non-current liabilities	(3,385)	(46,357)
Net cash provided by operating activities from continuing operations	1,071,336	981,044

Cash flows from financing activities from continuing operations:
Net change in commercial paper borrowings	184,750	(164,944)
Debt proceeds	1,329,810	895,733
Debt repaid	(795,837)	(284,811)
Dividends on common stock	(61,436)	(55,408)
Common stock issued	20,397	38,990
Common stock repurchased	(6,141)	(92,343)
Excess tax benefits from share-based compensation	723	514
Debt issuance costs	(7,483)	(5,230)
Net cash provided by financing activities from continuing operations	664,783	332,501

Cash flows from investing activities from continuing operations:
Purchases of property and revenue earning equipment	(2,087,294)	(1,741,173)
Sales of revenue earning equipment	319,766	392,572
Sales of operating property and equipment	1,203	3,091
Acquisitions	—	(9,785)
Collections on direct finance leases	51,166	48,920
Changes in restricted cash	7,781	10,344
Other	—	(1,250)
Net cash used in investing activities from continuing operations	(1,707,378)	(1,297,281)

Effect of exchange rate changes on cash	(2,006)	(1,210)
Increase in cash and cash equivalents from continuing operations	26,735	15,054

Decrease in cash and cash equivalents from discontinued operations	(1,440)	(1,614)

Increase in cash and cash equivalents	25,295	13,440
Cash and cash equivalents at January 1	50,092	61,562
Cash and cash equivalents at September 30	$75,387	75,002
See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Amount	Shares	Par
	(Dollars in thousands, except per share amount)
Balance at December 31, 2014	$—	53,039,688	$26,520	962,328	1,450,509	(620,270)	1,819,087
Comprehensive income (loss)	—	—	—	—	228,567	(64,875)	163,692
Common stock dividends declared — $1.15 per share	—	—	—	—	(61,441)	—	(61,441)
Common stock issued under employee stock option and stock purchase plans (1)	—	453,555	227	20,081	—	—	20,308
Benefit plan stock sales (2)	—	961	—	89	—	—	89
Common stock repurchases	—	(69,107)	(35)	(1,215)	(4,891)	—	(6,141)
Share-based compensation	—	—	—	16,112	—	—	16,112
Tax benefits from share-based compensation	—	—	—	358	—	—	358
Balance at September 30, 2015	$—	53,425,097	$26,712	997,753	1,612,744	(685,145)	1,952,064
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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

(A) GENERAL

Interim Financial Statements

The accompanying unaudited Consolidated Condensed Financial Statements include the accounts of Ryder System, Inc. (Ryder) and all entities in which Ryder has a controlling voting interest (subsidiaries) and variable interest entities (VIEs) required to be consolidated in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The accompanying unaudited Consolidated Condensed Financial Statements have been prepared in accordance with the accounting policies described in our 2014 Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements and notes thereto. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal recurring accruals and items referenced under "Revision of Prior Period Financial Statements") considered necessary for a fair statement have been included and the disclosures herein are adequate. The operating results for interim periods are unaudited and are not necessarily indicative of the results that can be expected for a full year.

During the first quarter of 2015, our management structure changed within the supply chain business. We created the role of President of Dedicated Transportation Solutions (DTS) for the dedicated product offering which was previously within Supply Chain Solutions (SCS). We are now reporting our financial performance as follows: (1) Fleet Management Solutions (FMS), which provides full service leasing, commercial rental, contract maintenance, and contract-related maintenance of trucks, tractors and trailers to customers principally in the U.S., Canada and the U.K.; (2) DTS, which provides vehicles and drivers as part of a dedicated transportation solution in the U.S.; and (3) SCS, which provides comprehensive supply chain solutions including distribution and transportation services in North America and Asia. Dedicated transportation services provided as part of an integrated, multi-service, supply chain solution to SCS customers are reported in the SCS business segment. Prior period amounts have been recast to conform to the new presentation. This change impacted Note (P), "Segment Reporting," with no impact on consolidated revenues, net income or cash flows.

Revision of Prior Period Financial Statements

The Company periodically enters into sale and leaseback transactions to lower the total cost of funding our operations and to diversify funding among different classes of investors and among different types of funding instruments. These transactions historically resulted in a reduction of revenue earning equipment and debt on the balance sheet, as proceeds from the sale of revenue earning equipment were used to repay debt. During the second quarter of 2015, we reviewed and evaluated the structure of these transactions and determined that they should be accounted for as issuances of financial interests that do not qualify for deconsolidation. We evaluated the materiality of this revision, quantitatively and qualitatively, and concluded it was not material to any of our previously issued consolidated financial statements. However, we elected to revise previously issued financial statements to avoid inconsistencies in our financial statements. Accordingly, we revised previously reported results for the years ended December 31, 2014, 2013 and 2012 as well as previously reported results for the three and nine months ended September 30, 2014, the three and six months ended June 30, 2014, and the three months ended March 31, 2015 and 2014 in our Form 10-Q for the quarter ended June 30, 2015. The effects of this revision for the three and nine months ended September 30, 2014, and as of December 31, 2014 are presented in the tables below. Adjustments may not be additive and may have minor differences within the tables due to rounding.

The effects of this revision on our Consolidated Condensed Statements of Earnings were as follows (in millions):

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

The effects of this revision on our Consolidated Condensed Statements of Comprehensive Income were as follows (in millions):

	Comprehensive Income
	As Previously Reported	Adjustment	As Revised
Three months ended September 30, 2014	$39.8	(0.1)	39.7
Nine months ended September 30, 2014	179.1	—	179.1

The effects of this revision on our Consolidated Balance Sheets were as follows (in millions):

	December 31, 2014
	As Previously Reported	Adjustment	As Revised
Revenue earning equipment, net	$6,994.4	207.4	7,201.9
Total assets	9,676.0	207.4	9,883.4
Short-term debt and current portion of long-term debt	12.2	24.1	36.3
Accrued expenses and other current liabilities	520.5	(6.8)	513.7
Total current liabilities	1,093.6	17.2	1,110.8
Long-term debt	4,500.3	194.0	4,694.3
Other non-current liabilities	786.7	(3.4)	783.3
Deferred income taxes	1,476.0	(0.2)	1,475.8
Total liabilities	7,856.5	207.8	8,064.3
Retained earnings	1,450.9	(0.4)	1,450.5
Total shareholders’ equity	1,819.5	(0.4)	1,819.1
Total liabilities and shareholders’ equity	9,676.0	207.4	9,883.4

The effects of this revision on the individual line items within our Consolidated Condensed Statements of Cash Flows were as follows (in millions):

	Nine months ended September 30, 2014
	As Previously Reported	Adjustment	As Revised
Net earnings	$207.3	—	207.3
Depreciation expense	770.1	11.3	781.4
Accrued expenses and other non-current liabilities	(41.5)	(4.9)	(46.4)
Net cash provided by operating activities from continuing operations	974.7	6.3	981.0
Debt proceeds	769.9	125.8	895.7
Debt repaid	(278.4)	(6.4)	(284.8)
Net cash provided by financing activities from continuing operations	213.1	119.4	332.5
Sale and leaseback of revenue earning equipment	125.8	(125.8)	—
Net cash used in investing activities from continuing operations	(1,171.5)	(125.8)	(1,297.3)

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(B) RECENT ACCOUNTING PRONOUNCEMENTS

Accounting for Measurement Period Adjustments

On September 25, 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-16, Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments, which requires an acquirer to recognize adjustments identified during the measurement period in the reporting period in which the adjustment amounts are determined. The adjustment must include the cumulative effect of the adjustment as if the accounting had been completed on the acquisition date. The update should be applied prospectively and becomes effective January 1, 2016. Early application is permitted. The adoption of ASU 2015-16 will not have an impact on our consolidated financial position, results of operations or cash flows.

Inventory Valuation

On July 22, 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which applies to inventory that is measured using first-in, first-out or average cost. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory that is measured using last-in, first-out. The update becomes effective January 1, 2017 and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. We are in the process of determining the effect of the standard on our consolidated financial position and results of operations.

Presentation of Debt Issuance Costs

On April 7, 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires an entity to present debt issuance costs as a direct reduction from the carrying amount of the related debt liability on the balance sheet. On August 30, 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarifies the treatment of debt issuance costs from line-of-credit arrangements after adoption of ASU 2015-03. The SEC Staff announced they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The update requires retrospective application and represents a change in accounting principle. The update becomes effective January 1, 2016. Based on the balances as of September 30, 2015, we expect to reclassify $20.0 million of unamortized debt issuance costs from "Direct financing leases and other assets" to "Long-term debt."

Revenue Recognition

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance. The update was originally effective January 1, 2017. On August 12, 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date by one year to January 1, 2018. Early application is permitted but not before January 1, 2017. The standard permits the use of either the modified retrospective or cumulative effect transition methods. We have not yet selected a transition method. We are in the process of determining the effect of the standard on our consolidated financial position and results of operations.

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

The following table provides information on share-based compensation expense and income tax benefits recognized during the periods:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(In thousands)
Stock option and stock purchase plans	$1,948	2,353	$6,205	6,831
Nonvested stock	2,995	3,104	9,907	8,615
Share-based compensation expense	4,943	5,457	16,112	15,446
Income tax benefit	(1,652)	(1,864)	(5,395)	(5,253)
Share-based compensation expense, net of tax	$3,291	3,593	$10,717	10,193

The following table is a summary of compensation expense recognized for market-based cash awards in addition to the share-based compensation expense reported in the previous table:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(In thousands)
Cash awards	$197	389	$661	1,655

Total unrecognized pre-tax compensation expense related to all share-based compensation arrangements at September 30, 2015 was $24.5 million and is expected to be recognized over a weighted-average period of 1.8 years.

The following table is a summary of the awards granted under the Plans during the periods presented:

	Nine months ended September 30,
	2015	2014
	(In thousands)

Stock options	362	406
Market-based restricted stock rights	19	22
Performance-based restricted stock rights	42	30
Time-vested restricted stock rights	87	184
Total	510	642

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(D) EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per common share from continuing operations:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(In thousands, except per share amounts)
Earnings per share — Basic:
Earnings from continuing operations	$90,811	83,895	$230,054	208,742
Less: Distributed and undistributed earnings allocated to nonvested stock	(266)	(275)	(654)	(879)
Earnings from continuing operations available to common shareholders — Basic	$90,545	83,620	$229,400	207,863

Weighted average common shares outstanding — Basic	52,888	52,459	52,770	52,559

Earnings from continuing operations per common share — Basic	$1.71	1.60	$4.35	3.96

Earnings per share — Diluted:
Earnings from continuing operations	$90,811	83,895	$230,054	208,742
Less: Distributed and undistributed earnings allocated to nonvested stock	(265)	(273)	(649)	(873)
Earnings from continuing operations available to common shareholders — Diluted	$90,546	83,622	$229,405	207,869

Weighted average common shares outstanding — Basic	52,888	52,459	52,770	52,559
Effect of dilutive equity awards	445	515	476	487
Weighted average common shares outstanding — Diluted	53,333	52,974	53,246	53,046

Earnings from continuing operations per common share — Diluted	$1.70	1.58	$4.31	3.92

Anti-dilutive equity awards not included above	352	8	300	212

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(E) REVENUE EARNING EQUIPMENT

	September 30, 2015			December 31, 2014
	Cost	Accumulated Depreciation	Net Book Value(1)	Cost	Accumulated Depreciation	Net Book Value(1)
	(In thousands)
Held for use:
Full service lease	$8,612,790	(2,699,055)	5,913,735	$8,008,122	(2,598,140)	5,409,982
Commercial rental	2,932,196	(924,004)	2,008,192	2,570,081	(864,543)	1,705,538
Held for sale	368,406	(253,623)	114,783	312,699	(226,333)	86,366
Total	$11,913,392	(3,876,682)	8,036,710	$10,890,902	(3,689,016)	7,201,886
 ————————————

(1)
Revenue earning equipment, net includes vehicles acquired under capital leases of $47.5 million, less accumulated depreciation of $21.0 million, at September 30, 2015, and $47.8 million, less accumulated depreciation of $22.5 million, at December 31, 2014.

At the end of 2014, we completed our annual review of residual values and useful lives of revenue earning equipment. Based on the results of our analysis, we adjusted the estimated residual values of certain classes of revenue earning equipment effective January 1, 2015. The change in estimated residual values and useful lives increased pre-tax earnings for the three and nine months ended September 30, 2015 by approximately $10.0 million and $30.0 million, respectively.

We lease revenue earning equipment to customers for periods typically ranging from three to seven years for trucks and tractors and up to ten years for trailers. The majority of our leases are classified as operating leases. However, some of our revenue earning equipment leases are classified as direct financing leases and, to a lesser extent, sales-type leases. As of September 30, 2015 and December 31, 2014, the net investment in direct financing and sales-type leases was $442.6 million and $417.0 million, respectively. Our direct financing lease customers operate in a wide variety of industries, and we have no significant customer concentrations in any one industry. We assess credit risk for all of our customers including those who lease equipment under direct financing leases upon signing of a full service lease contract. For those customers who are designated as high risk, we typically require deposits to be paid in advance in order to mitigate our credit risk. Additionally, our receivables are collateralized by the vehicles, based on their estimated fair values, which further mitigates our credit risk.

As of September 30, 2015 and December 31, 2014, the amount of direct financing lease receivables past due was not significant, and there were no impaired receivables. Accordingly, we do not believe there is a material risk of default with respect to the direct financing lease receivables. The allowance for credit losses was $0.3 million as of September 30, 2015 and December 31, 2014.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(F) ACCRUED EXPENSES AND OTHER LIABILITIES

	September 30, 2015			December 31, 2014
	Accrued Expenses	Non-Current Liabilities	Total	Accrued Expenses	Non-Current Liabilities	Total
	(In thousands)
Salaries and wages	$101,036	—	101,036	$114,446	—	114,446
Deferred compensation	2,120	39,221	41,341	3,209	37,093	40,302
Pension benefits	3,644	440,800	444,444	3,739	444,657	448,396
Other postretirement benefits	2,084	25,440	27,524	2,112	26,889	29,001
Other employee benefits	9,059	9,360	18,419	7,172	19,276	26,448
Insurance obligations (1)	134,407	202,258	336,665	132,246	189,431	321,677
Environmental liabilities	3,836	7,177	11,013	3,877	8,002	11,879
Operating taxes	95,311	—	95,311	92,330	—	92,330
Income taxes	2,782	23,620	26,402	5,066	22,843	27,909
Interest	32,460	—	32,460	33,509	—	33,509
Deposits, mainly from customers	65,995	6,193	72,188	59,388	5,929	65,317
Deferred revenue	13,377	—	13,377	11,759	—	11,759
Acquisition holdbacks	2,134	—	2,134	3,817	2,187	6,004
Other	42,953	26,346	69,299	41,009	27,035	68,044
Total	$511,198	780,415	1,291,613	$513,679	783,342	1,297,021
 ————————————

(1)	Insurance obligations are primarily comprised of self-insured claim liabilities.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(G) DEBT

	Weighted-Average Interest Rate
	September 30, 2015	December 31, 2014	Maturities	September 30, 2015	December 31, 2014
				(In thousands)
Short-term debt and current portion of long-term debt:
Short-term debt	—%	1.30%		$—	3,773
Current portion of long-term debt				305,759	32,511
Total short-term debt and current portion of long-term debt				305,759	36,284
Long-term debt:
U.S. commercial paper (1)	0.44%	0.35%	2020	461,414	276,694
Global revolving credit facility	2.68%	1.60%	2020	43,553	11,190
Unsecured U.S. notes — Medium-term notes (1)	2.74%	3.29%	2016-2025	4,112,089	3,772,159
Unsecured U.S. obligations	1.51%	0.76%	2018	50,000	110,500
Unsecured foreign obligations	1.92%	2.01%	2015-2020	283,433	295,776
Asset-backed U.S. obligations (2)	1.81%	1.81%	2018-2022	448,331	218,137
Capital lease obligations	1.92%	1.73%	2015-2022	36,083	37,560
Total before fair market value adjustment				5,434,903	4,722,016
Fair market value adjustment on notes subject to hedging (3)				15,794	4,830
				5,450,697	4,726,846
Current portion of long-term debt				(305,759)	(32,511)
Long-term debt				5,144,938	4,694,335
Total debt				$5,450,697	4,730,619
 ————————————

(1)	We had unamortized original issue discounts of $8.0 million and $7.9 million at September 30, 2015 and December 31, 2014, respectively.

(2)
Asset-backed U.S. obligations of $448.3 million at September 30, 2015 and $218.1 million at December 31, 2014 are related to financing transactions involving revenue earning equipment. See Note (A), General, Revision of Prior Period Financial Information for further information related to our evaluation of accounting for these transactions.

(3)	The notional amount of executed interest rate swaps designated as fair value hedges was $825 million at September 30, 2015 and $600 million at December 31, 2014.

We maintain a $1.2 billion global revolving credit facility with a syndicate of twelve lending institutions led by Bank of America N.A., Bank of Tokyo-Mitsubishi UFJ, Ltd., BNP Paribas, Mizuho Corporate Bank, Ltd., Royal Bank of Canada, Lloyds Bank Plc, U.S. Bank National Association and Wells Fargo Bank, N.A. The facility matures in January 2020. The agreement provides for annual facility fees which range from 7.5 basis points to 25 basis points based on Ryder's long-term credit ratings. The annual facility fee is currently 10 basis points, which applies to the total facility size of $1.2 billion. The credit facility is used primarily to finance working capital but can also be used to issue up to $75 million in letters of credit (there were no letters of credit outstanding against the facility at September 30, 2015). At our option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. The credit facility contains no provisions limiting its availability in the event of a material adverse change to Ryder’s business operations; however, the credit facility does contain standard representations and warranties, events of default, cross-default provisions and certain affirmative and negative covenants. In order to maintain availability of funding, we must maintain a ratio of debt to consolidated net worth of less than or equal to 300%. Net worth, as defined in the credit facility, represents shareholders' equity excluding any accumulated other comprehensive income or loss associated with our pension and other postretirement plans. The ratio at September 30, 2015 was 215%. At September 30, 2015, there was $694.9 million available under the credit facility, net of outstanding commercial paper borrowings.

Our global revolving credit facility enables us to refinance short-term obligations on a long-term basis. Settlement of short-term commercial paper obligations not expected to require the use of working capital are classified as long-term as we have both the intent and ability to refinance on a long-term basis. In addition, we have the intent and ability to refinance the current portion of long-term debt on a long-term basis. At September 30, 2015, we classified $461.4 million of short-term commercial paper, $300.0 million of the current portion of long-term debt and $41 million of short-term borrowings under our global revolving credit facility as long-term debt. At December 31, 2014, we classified $276.7 million of short-term commercial

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

paper, $60.0 million of trade receivables borrowings and $698.5 million of the current portion of long-term debt as long-term debt.

In September and April 2015, we received $92.9 million and $156.4 million, respectively, from financing transactions backed by a portion of our revenue earning equipment. The proceeds from these transactions were used to fund capital expenditures. We have provided end of term guarantees for the residual value of the revenue earning equipment in these transactions. The transaction proceeds, along with the end of term residual value guarantees, have been included within "asset-backed U.S. obligations" in the preceding table.

In August 2015, we issued $300 million of unsecured medium-term notes maturing in September 2020. In May 2015, we issued $300 million of unsecured medium-term notes maturing in May 2020. In February 2015, we issued $400 million of unsecured medium-term notes maturing in March 2020. The proceeds from these notes were used to payoff maturing debt and for general corporate purposes. If these notes are downgraded below investment grade following, and as a result of, a change in control, the note holder can require us to repurchase all or a portion of the notes at a purchase price equal to 101% of principal plus accrued and unpaid interest.

We have a trade receivables purchase and sale program, pursuant to which we sell certain of our domestic trade accounts receivable to a bankruptcy remote, consolidated subsidiary of Ryder, that in turn sells, on a revolving basis, an ownership interest in certain of these accounts receivable to a committed purchaser. The subsidiary is considered a VIE and is consolidated based on our control of the entity’s activities. We use this program to provide additional liquidity to fund our operations, particularly when it is cost effective to do so. The costs under the program may vary based on changes in interest rates. The available proceeds that may be received under the program are limited to $175 million. If no event occurs that causes early termination, the 364-day program will expire during October 2015. We are currently in the process of renewing the program through October 2016. The program contains provisions restricting its availability in the event of a material adverse change to our business operations or the collectibility of the collateralized receivables. No amounts were outstanding under the program at September 30, 2015. At December 31, 2014, $60.0 million was outstanding under the program. Sales of receivables under this program are accounted for as secured borrowings based on our continuing involvement in the transferred assets.

At September 30, 2015 and December 31, 2014, we had letters of credit and surety bonds outstanding totaling $339.3 million and $334.3 million, respectively, which primarily guarantee the payment of insurance claims.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(H) FAIR VALUE MEASUREMENTS

The assets and liabilities measured at fair value on a recurring basis consist primarily of interest rate swaps and investments held in Rabbi Trusts.  These amounts as of September 30, 2015 are not material to our consolidated financial position and operations and have not changed significantly from the amounts reported as of December 31, 2014.

The following tables present our assets that are measured at fair value on a nonrecurring basis and considered a Level 3 fair value measurement:

	Fair Value Measurements at	Total Losses (2)
	September 30, 2015	Three months ended September 30, 2015	Nine months ended September 30, 2015
	(In thousands)
Assets held for sale:
Revenue earning equipment: (1)
Trucks	$7,701	$1,657	$4,400
Tractors	10,093	2,062	3,970
Trailers	1,195	610	1,582
Total assets at fair value	$18,989	$4,329	9,952

	Fair Value Measurements at	Total Losses (2)
	September 30, 2014	Three months ended September 30, 2014	Nine months ended September 30, 2014
	(In thousands)
Assets held for sale:
Revenue earning equipment: (1)
Trucks	$8,437	$1,527	$4,981
Tractors	4,666	530	2,824
Trailers	682	320	762
Total assets at fair value	$13,785	$2,377	$8,567

 ————————————

(1)	Represents the portion of all revenue earning equipment held for sale that is recorded at fair value, less costs to sell.

(2)	Total losses represent fair value adjustments for all vehicles held for sale throughout the period for which fair value was less than carrying value.

Revenue earning equipment held for sale is stated at the lower of carrying amount or fair value less costs to sell. Losses on vehicles held for sale for which carrying values exceeded fair value are recognized at the time they arrive at our used truck centers and are presented within “Other operating expenses” in the Consolidated Condensed Statements of Earnings. For revenue earning equipment held for sale, we stratify our fleet by vehicle type (trucks, tractors and trailers), weight class, age and other relevant characteristics and create classes of similar assets for analysis purposes. Fair value was determined based upon recent market prices obtained from our own sales experience for sales of each class of similar assets and vehicle condition. Therefore, our revenue earning equipment held for sale was classified within Level 3 of the fair value hierarchy.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

Fair value of total debt (excluding capital lease and asset-backed U.S. obligations) at September 30, 2015 and December 31, 2014 was approximately $5.35 billion and $4.59 billion, respectively. For publicly-traded debt, estimates of fair value were based on market prices. Since our publicly-traded debt is not actively traded, the fair value measurement was classified within Level 2 of the fair value hierarchy. For other debt, fair value was estimated based on a model-driven approach using rates currently available to us for debt with similar terms and remaining maturities. Therefore, the fair value measurement of our other debt was classified within Level 2 of the fair value hierarchy. The carrying amounts reported in the Consolidated Condensed Balance Sheets for “Cash and cash equivalents,” “Receivables, net” and “Accounts payable” approximate fair value because of the immediate or short-term maturities of these financial instruments.

(I) DERIVATIVES

We have interest rate swaps outstanding, which are designated as fair value hedges whereby we receive fixed interest rate payments in exchange for making variable interest rate payments. The differential to be paid or received is accrued and recognized as interest expense. Fair value was based on a model-driven income approach using the LIBOR rate at each interest payment date, which was observable at commonly quoted intervals for the full term of the swaps. Therefore, our interest rate swaps were classified within Level 2 of the fair value hierarchy. The fair value amounts of the interest rate swaps are reported in the Consolidated Condensed Balance Sheets within "Prepaid expenses and other current assets," "Direct financing leases and other assets," and "Other non-current liabilities." As of September 30, 2015, these amounts are not material to our consolidated financial position or results of operations and have not changed significantly from the amounts reported at December 31, 2014.

The following table provides a detail of the swaps outstanding and the related hedged items as of September 30, 2015:

	Maturity date	Face value of medium-term notes	Aggregate notional amount of interest rate swaps	Fixed interest rate	Weighted-average variable interest rate on hedged debt as of September 30,
Issuance date					2015	2014
		(Dollars in thousands)
May 2011	June 2017	$350,000	$150,000	3.50%	1.52%	1.42%
November 2013	November 2018	$300,000	$100,000	2.45%	1.28%	1.18%
February 2014	June 2019	$350,000	$100,000	2.55%	1.19%	1.10%
May 2014	September 2019	$400,000	$100,000	2.45%	0.95%	0.86%
February 2015	March 2020	$400,000	$150,000	2.65%	1.21%	—
August 2015	September 2020	$300,000	$225,000	2.88%	1.52%	—

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

(J) SHARE REPURCHASE PROGRAMS

In December 2013, our Board of Directors authorized a share repurchase program intended to mitigate the dilutive impact of shares issued under our various employee stock, stock option and employee stock purchase plans (collectively, the employee stock plans). Under the December 2013 program, management is authorized to repurchase shares of common stock in an amount not to exceed the number of shares issued under the employee stock plans from December 1, 2013 through December 10, 2015. The December 2013 program limits aggregate share repurchases to no more than 2 million shares of Ryder common stock. Share repurchases of common stock are made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. Management established prearranged written plans for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the December 2013 program, which allow for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan. Early in the first quarter of 2015, due to the increase in leverage, we temporarily paused anti-dilutive share repurchase activity. For the nine months ended September 30, 2015 and 2014, we repurchased and retired 69,107 shares and 1,170,123 shares, respectively, under the program at an aggregate cost of $6.1 million and $92.3 million, respectively.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(K) ACCUMULATED OTHER COMPREHENSIVE LOSS

The following summary sets forth the components of accumulated other comprehensive loss, net of tax:

	Currency Translation Adjustments and Other	Net Actuarial Loss (1)	Prior Service Credit (1)	Accumulated Other Comprehensive Loss
	(In thousands)
December 31, 2014	$(36,087)	(585,941)	1,758	(620,270)
Amortization	—	14,605	(1,066)	13,539
Other current period change	(73,093)	(5,321)	—	(78,414)
September 30, 2015	$(109,180)	(576,657)	692	(685,145)

	Currency Translation Adjustments and Other	Net Actuarial Loss (1)	Prior Service Credit (1)	Accumulated Other Comprehensive Loss
	(In thousands)
December 31, 2013	$35,875	(477,883)	3,760	(438,248)
Amortization	—	11,183	(2,008)	9,175
Other current period change	(35,198)	(2,043)	(109)	(37,350)
September 30, 2014	$677	(468,743)	1,643	(466,423)

_______________________

(1)	These amounts are included in the computation of net periodic benefit cost. See Note (L), "Employee Benefit Plans," for further information.

The loss from currency translation adjustments in the nine months ended September 30, 2015 of $73.1 million was due primarily to the weakening of the Canadian Dollar and British Pound against the U.S. Dollar.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(L) EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost/(credit) were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(In thousands)
Pension Benefits
Company-administered plans:
Service cost	$3,612	3,297	$10,805	9,892
Interest cost	21,777	25,280	65,712	75,990
Expected return on plan assets	(24,697)	(28,900)	(74,618)	(86,916)
Amortization of:
Net actuarial loss	7,665	5,900	23,137	17,714
Prior service credit	(80)	(445)	(230)	(1,340)
	8,277	5,132	24,806	15,340
Union-administered plans	1,772	3,475	6,057	7,744
Net periodic benefit cost	$10,049	8,607	$30,863	23,084

Company-administered plans:
U.S.	$8,746	5,389	$26,237	16,190
Non-U.S.	(469)	(257)	(1,431)	(850)
	8,277	5,132	24,806	15,340
Union-administered plans	1,772	3,475	6,057	7,744
	$10,049	8,607	$30,863	23,084

Postretirement Benefits
Company-administered plans:
Service cost	$88	112	$278	336
Interest cost	270	356	829	1,069
Amortization of:
Net actuarial gain	(235)	(181)	(709)	(544)
Prior service credit	(477)	(616)	(1,433)	(1,844)
Net periodic benefit credit	$(354)	(329)	$(1,035)	(983)

Company-administered plans:
U.S.	$(469)	(460)	$(1,415)	(1,379)
Non-U.S.	115	131	380	396
	$(354)	(329)	$(1,035)	(983)

During the nine months ended September 30, 2015, we contributed $29.9 million to our pension plans. In 2015, we expect total contributions to our pension plans to be approximately $35 million.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(M) OTHER ITEMS IMPACTING COMPARABILITY

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(In thousands)
Pension settlement adjustments	$(509)	1,262	$(509)	1,262
Professional fees	63	—	3,843	—
Acquisition transaction costs	—	566	—	566
Restructuring and other charges, net and other items	$(446)	1,828	$3,334	1,828

During the three and nine months ended September 30, 2015, we incurred charges of $0.1 million and $3.8 million, respectively, related to professional fees associated with cost savings initiatives. During the three and nine months ended September 30, 2015, we recorded adjustments of $0.5 million to previously recorded estimated pension settlement charges related to the exit from U.S. multi-employer pension plans. These items are reflected within "Selling, general and administrative expenses" in our Consolidated Condensed Statements of Earnings.
During the three and nine months ended September 30, 2014, we recorded estimated pension settlement charges of $1.3 million for the exit of certain U.S. multi-employer pension plans. During the three and nine months ended September 30, 2014, transaction costs related to the Bullwell acquisition were $0.6 million. These items were reflected within "Selling, general and administrative expenses" in our Consolidated Condensed Statements of Earnings.

(N) SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information was as follows:

	Nine months ended September 30,
	2015	2014
	(In thousands)
Interest paid	$110,141	110,192
Income taxes paid	13,635	9,878
Changes in accounts payable related to purchases of revenue earning equipment	18,307	3,902
Operating and revenue earning equipment acquired under capital leases	5,956	3,788

(O) MISCELLANEOUS INCOME, NET

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(In thousands)
Gain on sales of operating property and equipment	$1,516	135	$1,597	2,725
Gain/(loss) on foreign currency transactions	1,363	11	1,629	(376)
Rabbi trust investment (loss)/income	(1,504)	(177)	(318)	1,400
Insurance proceeds	—	—	314	756
Contract settlement	—	64	56	2,972
Other, net	(3)	963	1,759	3,729
Total	$1,372	996	$5,037	11,206

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(P) SEGMENT REPORTING

Our operating segments are aggregated into reportable business segments based upon similar economic characteristics, products, services, customers and delivery methods. During the first quarter of 2015, our management structure changed within the supply chain business. We created the role of President of DTS for the dedicated product offering which previously was within SCS. We are now reporting our financial performance as follows: (1) FMS, which provides full service leasing, commercial rental, contract maintenance, and contract-related maintenance of trucks, tractors and trailers to customers principally in the U.S., Canada and the U.K.; (2) DTS, which provides vehicles and drivers as part of a dedicated transportation solution in the U.S.; and (3) SCS, which provides comprehensive supply chain solutions including distribution and transportation services in North America and Asia. Dedicated transportion services provided as part of an integrated, multi-service, supply chain solution to SCS customers are reported in the SCS business segment.

Our primary measurement of segment financial performance, defined as “Earnings Before Tax” (EBT) from continuing operations, includes an allocation of Central Support Services (CSS) and excludes non-operating pension costs, restructuring and other charges, net and other items discussed in Note (M), "Other Items Impacting Comparability." CSS represents those costs incurred to support all business segments, including human resources, finance, corporate services, public affairs, information technology, health and safety, legal, marketing and corporate communications. The objective of the EBT measurement is to provide clarity on the profitability of each business segment and, ultimately, to hold leadership of each business segment and each operating segment within each business segment accountable for their allocated share of CSS costs. Certain costs are considered to be overhead not attributable to any segment and remain unallocated in CSS. Included among the unallocated overhead remaining within CSS are the costs for investor relations, public affairs and certain executive compensation.

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

The following tables set forth financial information for each of our business segments and provide a reconciliation between segment EBT and earnings from continuing operations before income taxes for the three and nine months ended September 30, 2015 and 2014. Segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented.

	FMS	DTS	SCS	Eliminations	Total
	(in thousands)
For the three months ended September 30, 2015
Revenue from external customers	$1,054,840	226,921	387,305	—	1,669,066
Inter-segment revenue	102,738	—	—	(102,738)	—
Total revenue	$1,157,578	226,921	387,305	(102,738)	1,669,066

Segment EBT	$126,433	13,296	26,573	(11,998)	154,304
Unallocated CSS					(10,070)
Non-operating pension costs					(4,780)
Restructuring and other charges, net and other items (1)					446
Earnings from continuing operations before income taxes					$139,900

Segment capital expenditures paid (2)	$740,049	1,175	4,195	—	745,419
Unallocated CSS					12,657
Capital expenditures paid					$758,076

For the three months ended September 30, 2014
Revenue from external customers	$1,069,333	227,568	390,249	—	1,687,150
Inter-segment revenue	117,589	—	—	(117,589)	—
Total revenue	$1,186,922	227,568	390,249	(117,589)	1,687,150

Segment EBT	$120,867	11,850	24,302	(9,564)	147,455
Unallocated CSS					(13,564)
Non-operating pension costs					(2,455)
Restructuring and other charges, net and other items (1)					(1,828)
Earnings from continuing operations before income taxes					$129,608

Segment capital expenditures paid (2), (3)	$470,552	432	7,052	—	478,036
Unallocated CSS					7,915
Capital expenditures paid					$485,951
 ————————————

(1)	See Note (M), "Other Items Impacting Comparability," for additional information.

(2)	Excludes revenue earning equipment acquired under capital leases.

(3)	Excludes acquisition payments of $8.1 million during the three months ended September 30, 2014.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

	FMS	DTS	SCS	Eliminations	Total
	(in thousands)
For the nine months ended September 30, 2015
Revenue from external customers	$3,080,756	663,094	1,155,300	—	4,899,150
Inter-segment revenue	313,321	—	—	(313,321)	—
Total revenue	$3,394,077	663,094	1,155,300	(313,321)	4,899,150

Segment EBT	$338,603	34,701	69,961	(35,120)	408,145
Unallocated CSS					(32,936)
Non-operating pension costs					(14,351)
Restructuring and other charges, net and other items (1)					(3,334)
Earnings from continuing operations before income taxes					$357,524

Segment capital expenditures paid (2)	$2,040,334	2,530	13,752	—	2,056,616
Unallocated CSS					30,678
Capital expenditures paid					$2,087,294

For the nine months ended September 30, 2014
Revenue from external customers	$3,139,721	677,544	1,165,193	—	4,982,458
Inter-segment revenue	363,510	—	—	(363,510)	—
Total revenue	$3,503,231	677,544	1,165,193	(363,510)	4,982,458

Segment EBT	$311,453	33,534	55,130	(29,715)	370,402
Unallocated CSS					(36,518)
Non-operating pension costs					(7,313)
Restructuring and other charges, net and other items (1)					(1,828)
Earnings from continuing operations before income taxes					$324,743

Segment capital expenditures paid (2), (3)	$1,661,929	1,090	14,515	—	1,677,534
Unallocated CSS					63,639
Capital expenditures paid					$1,741,173

(1)	See Note (M), "Other Items Impacting Comparability," for additional information.

(2)	Excludes revenue earning equipment acquired under capital leases.

(3)	Excludes acquisition payments of $9.8 million during the nine months ended September 30, 2014.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(Q) OTHER MATTERS

We are a party to various claims, complaints and proceedings arising in the ordinary course of our continuing business operations including but not limited to those relating to commercial and employment claims, environmental matters, risk management matters (e.g., vehicle liability, workers’ compensation, etc.) and administrative assessments primarily associated with operating taxes. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. For matters from continuing operations where a reserve has not been established and for which we believe a loss is reasonably possible, as well as for matters where a reserve has been recorded but for which an exposure to loss in excess of the amount accrued is reasonably possible, we believe that such losses will not have a material effect on our consolidated financial statements.

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

In Brazil, we were assessed $5 million in prior years for various federal income taxes and social contribution taxes for the 1997 and 1998 tax years. We successfully overturned these federal tax assessments in the lower courts; however, there is a reasonable possibility that these rulings could be reversed and we would be required to pay the assessments. We believe it is more likely than not that our position will ultimately be sustained if appealed and no amounts have been reserved for these matters. We are entitled to indemnification for a portion of any resulting liability on these federal tax claims which, if honored, would reduce the amount of any potential loss.

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

Ryder System, Inc. (Ryder) is a global leader in transportation and supply chain management solutions. Our operating segments are aggregated into reportable business segments based upon similar economic characteristics, products, services, customers and delivery methods. During the first quarter of 2015, our management structure changed within the supply chain business. We created the role of President of Dedicated Transportation Solutions (DTS) for the dedicated product offering which was previously within Supply Chain Solutions (SCS). Beginning with the current year, we are reporting our financial performance based on three business segments: (1) Fleet Management Solutions (FMS), which provides full service leasing, commercial rental, contract maintenance, and contract-related maintenance of trucks, tractors and trailers to customers principally in the U.S., Canada and the U.K.; (2) DTS, which provides vehicles and drivers as part of a dedicated transportation solution in the U.S.; and (3) SCS, which provides comprehensive supply chain solutions including distribution and transportation services in North America and Asia. Dedicated transportation services provided as part of an integrated, multi-service, supply chain solution to SCS customers are reported in the SCS business segment.

The Company periodically enters into sale and leaseback transactions to lower the total cost of funding our operations and to diversify funding among different classes of investors and among different types of funding instruments. The related leasebacks were historically treated as off-balance sheet operating leases and were included in our reported leverage ratios. During the second quarter of 2015, we reviewed and evaluated the structure of the leasebacks and determined that they did not qualify for deconsolidation. The prior year amounts, which were not material, have been revised to conform to the current period presentation. Refer to Note (A), "General," in the Notes to Consolidated Condensed Financial Statements for further discussion of the revision to our historical financial statements.

At the beginning of this year, we also revised the reporting of operating revenue, a non-GAAP financial measure. In addition to excluding FMS fuel services revenue and subcontracted transportation from the calculation of operating revenue, we also now exclude DTS and SCS fuel costs. Prior year amounts have been revised to conform to the current period presentation. The revisions were not material and did not impact segment earnings.

We operate in highly competitive markets. Our customers select us based on numerous factors including service quality, price, technology and service offerings. As an alternative to using our services, customers may choose to provide these services for themselves, or may choose to obtain similar or alternative services from other third-party vendors. Our customer base includes enterprises operating in a variety of industries including automotive, industrial, food and beverage service, consumer packaged goods (CPG), transportation and warehousing, technology and healthcare, retail, housing, business and personal services, and paper and publishing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Operating results were as follows:

	Three months ended September 30,		Nine months ended September 30,		Change 2015/2014
	2015	2014	2015	2014	Three Months	Nine Months
	(In thousands, except per share amounts)
Total revenue	$1,669,066	1,687,150	$4,899,150	4,982,458	(1)%	(2)%
Operating revenue (1)	1,426,465	1,344,465	4,119,369	3,902,874	6%	6%

EBT	$139,900	129,608	$357,524	324,743	8%	10%
Comparable EBT (2)	144,234	133,891	375,209	333,884	8%	12%
Earnings from continuing operations	90,811	83,895	230,054	208,742	8%	10%
Comparable earnings from continuing operations (2)	93,268	86,464	238,499	212,221	8%	12%
Net earnings	90,619	83,617	228,567	207,262	8%	10%

Earnings per common share (EPS) — Diluted
Continuing operations	$1.70	1.58	$4.31	3.92	8%	10%
Comparable (2)	1.74	1.63	4.47	3.98	7%	12%
Net earnings	1.69	1.57	4.28	3.89	8%	10%
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

Total revenue decreased 1% to $1.67 billion and operating revenue increased 6% to $1.43 billion in the third quarter of 2015. For the nine months ended September 30, 2015, total revenue decreased 2% to $4.90 billion and operating revenue increased 6% to $4.12 billion. Total revenue declined due to lower fuel prices largely passed through to customers, partially offset by higher operating revenue. The increase in operating revenue was driven by growth in all business segments partially offset by a 200 basis point negative impact from foreign exchange in both the three and nine months ended September 30, 2015. FMS operating revenue growth was due to a larger full service lease fleet, higher prices on lease replacement vehicles, increased North American rental demand and higher rental pricing. DTS and SCS operating revenue growth was due to new business and increased volumes. EBT increased 8% in the third quarter of 2015 to $139.9 million. For the nine months ended September 30, 2015, EBT increased 10% to $357.5 million. EBT increased from higher full service lease and commercial rental performance in FMS and new business and increased pricing in SCS and DTS. The strong EBT performance in the three and nine months ended September 30, 2015 was partially offset by a 100 basis point negative impact of foreign exchange.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

CONSOLIDATED RESULTS

Lease and Rental

	Three months ended September 30,		Nine months ended September 30,		Change 2015/2014
	2015	2014	2015	2014	Three Months	Nine Months
	(Dollars in thousands)
Lease and rental revenues	$802,881	756,733	$2,310,951	2,180,178	6%	6%
Cost of lease and rental	550,541	522,202	1,600,271	1,522,394	5%	5%
Gross margin	252,340	234,531	710,680	657,784	8%	8%
Gross margin %	31%	31%	31%	30%

Lease and rental revenues represent full service lease and commercial rental product offerings within our FMS business segment. Revenues increased 6% in both the third quarter and the nine months ended September 30, 2015 primarily driven by higher prices on full service lease vehicles, a 6% larger average full service lease fleet and increased commercial rental revenue. Foreign exchange negatively impacted revenue growth by 200 basis points. Commercial rental revenue grew due to increased North American demand and higher rental pricing (up 2% in the third quarter and 4% in the nine months ended September 30, 2015).

Cost of lease and rental represents the direct costs related to lease and rental revenues. These costs are comprised of depreciation of revenue earning equipment, maintenance costs (primarily repair parts and labor), and other costs such as licenses, insurance and operating taxes. Cost of lease and rental excludes interest costs from vehicle financing. Cost of lease and rental increased 5% in both the third quarter and nine months ended September 30, 2015 due to higher depreciation, insurance and maintenance costs from a larger average lease fleet and a 7% larger average rental fleet. Cost of lease and rental benefited by $10.0 million in the third quarter of 2015 and by $30.0 million in the nine months ended September 30, 2015 due to changes in estimated residual values and useful lives of revenue earning equipment effective January 1, 2015. For the third quarter and nine months ended September 30, 2015, foreign exchange also reduced cost of lease and rental by 300 basis points and 200 basis points, respectively.

Lease and rental gross margin increased 8% in the third quarter of 2015 to $252.3 million and increased 8% to $710.7 million in the nine months ended September 30, 2015. Lease and rental gross margin as a percentage of revenue remained at 31% in the third quarter and increased to 31% for the nine months ended September 30, 2015. The increase in gross margin dollars was due to higher per-vehicle pricing as well as benefits from improved residual values. The increase in gross margin as a percentage of revenue was due to benefits from improved residual values.

Services

	Three months ended September 30,		Nine months ended September 30,		Change 2015/2014
	2015	2014	2015	2014	Three Months	Nine Months
	(Dollars in thousands)
Services revenue	$734,803	732,049	$2,165,677	2,183,175	—%	(1)%
Cost of services	606,364	607,530	1,792,182	1,839,035	—%	(3)%
Gross margin	128,439	124,519	373,495	344,140	3%	9%
Gross margin %	17%	17%	17%	16%

Services revenue represents all the revenues associated with our DTS and SCS business segments as well as contract maintenance, contract-related maintenance and fleet support services associated with our FMS business segment. Services revenue in the third quarter of 2015 was consistent with the third quarter of 2014, and decreased 1% in the nine months ended September 30, 2015 primarily due to the effects of lower fuel prices passed through to our DTS and SCS customers and foreign exchange, partially offset by new business, increased pricing, and higher volumes in our DTS and SCS business segments. Foreign exchange negatively impacted revenue growth by 300 basis points in the third quarter and 200 basis points in the nine months ended September 30, 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Cost of services represents the direct costs related to services revenue and is primarily comprised of salaries and employee-related costs, subcontracted transportation (purchased transportation from third parties) and maintenance costs. Cost of services remained consistent in the third quarter of 2015 and decreased 3% in the nine months ended September 30, 2015 due to lower fuel costs as well as lower shutdown costs in our SCS business partially offset by increased insurance costs. The decrease in cost of services in the nine months ended September 30, 2015 also reflects prior year start-up and severe winter weather-related costs, partially offset by higher compensation-related costs. For the third quarter and nine months ended September 30, 2015, foreign exchange reduced cost of services by 300 basis points and 200 basis points, respectively.

Services gross margin increased 3% to $128.4 million in the third quarter of 2015 and increased 9% to $373.5 million in the nine months ended September 30, 2015. Services gross margin as a percentage of revenue remained at 17% in the third quarter of 2015 and increased to 17% in the nine months ended September 30, 2015. The increase in gross margin dollars and gross margin as a percentage of revenue reflects improved operating performance and pricing in our SCS business segment. Gross margin dollars also benefited from new business in our DTS business segment. Prior year SCS gross margin was negatively impacted by start-up and shutdown costs and severe winter weather during the first quarter.

Fuel

	Three months ended September 30,		Nine months ended September 30,		Change 2015/2014
	2015	2014	2015	2014	Three Months	Nine Months
	(Dollars in thousands)
Fuel services revenue	$131,382	198,368	$422,522	619,105	(34)%	(32)%
Cost of fuel services	129,562	194,926	408,027	605,744	(34)%	(33)%
Gross margin	1,820	3,442	14,495	13,361	(47)%	8%
Gross margin %	1%	2%	3%	2%

Fuel services revenue represents fuel services provided to our FMS customers. Fuel services revenue decreased 34% in the third quarter of 2015 to $131.4 million and decreased 32% in the nine months ended September 30, 2015 to $422.5 million due to lower fuel prices passed through to customers.

Cost of fuel services includes the direct costs associated with providing our customers with fuel. These costs include fuel, salaries and employee-related costs of fuel island attendants and depreciation of our fueling facilities and equipment. Cost of fuel services decreased 34% in the third quarter of 2015 and decreased 33% in the nine months ended September 30, 2015 caused by lower fuel prices.

Fuel services gross margin decreased 47% to $1.8 million in the third quarter of 2015 and increased 8% to $14.5 million in the nine months ended September 30, 2015. Fuel services gross margin as a percentage of revenue decreased to 1% in the third quarter of 2015 and increased to 3% in the nine months ended September 30, 2015. Fuel is largely a pass-through to customers for which we realize minimal changes in margin during periods of steady market fuel prices. However, fuel services margin is impacted by sudden increases or decreases in market fuel prices during a short period of time as customer pricing for fuel is established based on market fuel costs. Fuel services gross margin was adversely affected by these price-change dynamics in the third quarter of 2015 and favorably impacted during the earlier part of the year.

	Three months ended September 30,		Nine months ended September 30,		Change 2015/2014
	2015	2014	2015	2014	Three Months	Nine Months
	(In thousands)
Other operating expenses	$31,286	28,889	$98,864	96,541	8%	2%

Other operating expenses include costs related to our owned and leased facilities within the FMS business segment, such as facility depreciation, rent, insurance, utilities and taxes. These facilities are utilized to provide maintenance to our lease, rental, contract maintenance, contract-related maintenance and on-demand customers. Other operating expenses also include the costs associated with used vehicle sales, including write-downs of used vehicles to fair market value. Other operating expenses increased 8% to $31.3 million in the third quarter of 2015 largely due to a $2.0 million increase in write-downs on vehicles held for sale. Other operating expenses increased 2% to $98.9 million in the nine months ended September 30, 2015 due to a $1.4 million increase in write-downs on vehicles held for sale.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

	Three months ended September 30,		Nine months ended September 30,		Change 2015/2014
	2015	2014	2015	2014	Three Months	Nine Months
	(Dollars in thousands)
Selling, general and administrative expenses (SG&A)	$203,093	202,001	$624,566	594,133	1%	5%
Percentage of total revenue	12%	12%	13%	12%
Percentage of operating revenue	14%	15%	15%	15%

SG&A expenses increased 1% in the third quarter of 2015 primarily due to strategic investments in information technology and increased pension expenses, partially offset by lower compensation-related expenses and foreign exchange. SG&A expenses increased 5% in the nine months ended September 30, 2015 primarily driven by higher compensation-related expenses, including pension, strategic investments in information technology, and higher professional fees partially offset by foreign exchange. Foreign exchange reduced the growth in SG&A expenses by 200 basis points. Pension expense, which primarily impacts SG&A expenses, increased $1.4 million in the third quarter and $7.8 million in the nine months ended September 30, 2015 due to a lower asset return assumption and the adoption of new mortality assumptions at the end of 2014 that reflected improved trends in longevity. SG&A expenses as a percent of total revenue remained at 12% and as a percentage of operating revenue decreased to 14% during the third quarter of 2015. SG&A expenses as a percent of total revenue and as a percent of operating revenue increased to 13% and remained at 15%, respectively, in the nine months ended September 30, 2015. The decrease as a percent of operating revenue in the third quarter was a result of operating revenue growth. The increase as a percent of total revenue in the nine months ended September 30, 2015, was a result of the decline in total revenue from fluctuating fuel prices.

	Three months ended September 30,		Nine months ended September 30,		Change 2015/2014
	2015	2014	2015	2014	Three Months	Nine Months
	(In thousands)
Gains on vehicle sales, net	$29,294	33,691	$92,110	96,874	(13)%	(5)%

Gains on vehicle sales, net decreased 13% in the third quarter of 2015 and decreased 5% in the nine months ended September 30, 2015 due to lower sales volume, partially offset by higher average proceeds per unit. Lower sales volume in 2015 (down 12% in the third quarter of 2015 and down 17% in the first nine months of 2015) reflects lower average used vehicle inventories during the year and, to a lesser extent, reduced market demand in the third quarter. Global average proceeds per unit increased 6% in the third quarter of 2015 reflecting increases in average truck and tractor proceeds per unit with moderating pricing toward the end of the quarter. Global average proceeds per unit increased 12% in the nine months ended September 30, 2015 reflecting increases in average truck, tractor and trailer proceeds per unit.

	Three months ended September 30,		Nine months ended September 30,		Change 2015/2014
	2015	2014	2015	2014	Three Months	Nine Months
	(Dollars in thousands)
Interest expense	$38,986	36,681	$114,863	107,948	6%	6%
Effective interest rate	2.9%	3.1%	3.0%	3.1%

Interest expense increased 6% in both the third quarter of 2015 and the nine months ended September 30, 2015 reflecting higher average outstanding debt. The increase in average outstanding debt reflects planned higher vehicle capital spending. The lower effective interest rate in 2015 reflects the replacement of higher interest rate debt with debt issuances at lower rates.

	Three months ended September 30,		Nine months ended September 30,		Change 2015/2014
	2015	2014	2015	2014	Three Months	Nine Months
	(Dollars in thousands)
Miscellaneous income, net	$1,372	996	$5,037	11,206	38%	(55)%

Refer to Note (O), "Miscellaneous Income, Net" in the Notes to Consolidated Condensed Financial Statements for detail of the components within miscellaneous income.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

	Three months ended September 30,		Nine months ended September 30,		Change 2015/2014
	2015	2014	2015	2014	Three Months	Nine Months
	(Dollars in thousands)
Provision for income taxes	$49,089	45,713	$127,470	116,001	7%	10%
Effective tax rate from continuing operations	35.1%	35.3%	35.7%	35.7%

Our effective income tax rate from continuing operations for the third quarter of 2015 was 35.1% compared with 35.3% in the same period of the prior year. Our effective income tax rate from continuing operations for the nine months ended September 30, 2015 was 35.7%, consistent with the rate in the same period of the prior year. The effective tax rate in the nine months ended September 30, 2015 benefited from tax law changes in the states of Connecticut and Texas, and the city of New York, which decreased the provision for income taxes by $1.9 million (0.5% of pre-tax earnings). The effective tax rate in the nine months ended September 30, 2014 benefited from tax law changes in the state of New York, which decreased the provision for income taxes by $1.8 million (0.5% of pre-tax earnings).

	Three months ended September 30,		Nine months ended September 30,		Change 2015/2014
	2015	2014	2015	2014	Three Months	Nine Months
	(Dollars in thousands)
Loss from discontinued operations, net of tax	$(192)	(278)	$(1,487)	(1,480)	(31)%	—%

Results of discontinued operations reflect losses related to adverse legal developments and professional and administrative fees associated with our discontinued South American operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

OPERATING RESULTS BY BUSINESS SEGMENT

	Three months ended September 30,		Nine months ended September 30,		Change 2015/2014
	2015	2014	2015	2014	Three Months	Nine Months
	(Dollars in thousands)
Revenue:
Fleet Management Solutions	$1,157,578	1,186,922	$3,394,077	3,503,231	(2)%	(3)%
Dedicated Transportation Solutions	226,921	227,568	663,094	677,544	—	(2)
Supply Chain Solutions	387,305	390,249	1,155,300	1,165,193	(1)	(1)
Eliminations	(102,738)	(117,589)	(313,321)	(363,510)	(13)	(14)
Total	$1,669,066	1,687,150	$4,899,150	4,982,458	(1)%	(2)%
Operating Revenue:
Fleet Management Solutions	$988,424	931,889	$2,846,661	2,699,726	6%	5%
Dedicated Transportation Solutions	184,247	168,694	526,882	491,856	9	7
Supply Chain Solutions	318,759	304,806	934,253	890,402	5	5
Eliminations	(64,965)	(60,924)	(188,427)	(179,110)	7	5
Total	$1,426,465	1,344,465	$4,119,369	3,902,874	6%	6%
EBT:
Fleet Management Solutions	$126,433	120,867	$338,603	311,453	5%	9%
Dedicated Transportation Solutions	13,296	11,850	34,701	33,534	12	3
Supply Chain Solutions	26,573	24,302	69,961	55,130	9	27
Eliminations	(11,998)	(9,564)	(35,120)	(29,715)	25	18
	154,304	147,455	408,145	370,402	5	10
Unallocated Central Support Services	(10,070)	(13,564)	(32,936)	(36,518)	(26)	(10)
Non-operating pension costs	(4,780)	(2,455)	(14,351)	(7,313)	95	96
Restructuring and other charges, net and other items	446	(1,828)	(3,334)	(1,828)	NM	NM
Earnings from continuing operations before income taxes	$139,900	129,608	$357,524	324,743	8%	10%

As part of management’s evaluation of segment operating performance, we define the primary measurement of our segment financial performance as “Earnings Before Taxes” (EBT) from continuing operations, which includes an allocation of Central Support Services (CSS), and excludes non-operating pension costs, restructuring and other charges, net and other items discussed in Note (M), "Other Items Impacting Comparability," in the Notes to Consolidated Condensed Financial Statements. CSS represents those costs incurred to support all business segments, including human resources, finance, corporate services and public affairs, information technology, health and safety, legal, marketing and corporate communications.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table sets forth equipment contribution included in EBT for our DTS and SCS business segments:

	Three months ended September 30,		Nine months ended September 30,		Change 2015/2014
	2015	2014	2015	2014	Three Months	Nine Months
	(Dollars in thousands)
Equipment Contribution:
Dedicated Transportation Solutions	$8,527	6,931	$24,351	20,533	23%	19%
Supply Chain Solutions	3,471	2,633	10,769	9,182	32	17
Total	$11,998	9,564	$35,120	29,715	25%	18%

The following table provides a reconciliation of items excluded from our segment EBT measure to their classification within our Consolidated Condensed Statements of Earnings:

		Three months ended September 30,		Nine months ended September 30,
Description	Consolidated Condensed Statements of Earnings Line Item	2015	2014	2015	2014
		(In thousands)
Non-operating pension costs	SG&A	$(4,780)	(2,455)	$(14,351)	(7,313)
Professional fees (1)	SG&A	(63)	—	(3,843)	—
Pension settlement adjustment (1)	SG&A	509	(1,262)	509	(1,262)
Acquisition transaction costs (1)	SG&A	—	(566)	—	(566)
		$(4,334)	(4,283)	$(17,685)	(9,141)
———————————

(1)	See Note (M), "Other Items Impacting Comparability" for additional information.

Fleet Management Solutions

	Three months ended September 30,		Nine months ended September 30,		Change 2015/2014
	2015	2014	2015	2014	Three Months	Nine Months
	(Dollars in thousands)
Full service lease	$609,300	575,806	$1,782,106	1,694,138	6%	5%
Contract maintenance	48,623	46,927	143,559	136,859	4	5
Contractual revenue	657,923	622,733	1,925,665	1,830,997	6	5
Commercial rental	250,601	234,231	694,745	646,110	7	8
Contract-related maintenance	59,904	56,798	169,585	169,425	5	—
Other	19,996	18,127	56,666	53,194	10	7
Operating revenue (1)	988,424	931,889	2,846,661	2,699,726	6	5
Fuel services revenue (2)	169,154	255,033	547,416	803,505	(34)	(32)
Total revenue	$1,157,578	1,186,922	$3,394,077	3,503,231	(2)%	(3)%

Segment EBT	$126,433	120,867	$338,603	311,453	5%	9%
Segment EBT as a % of total revenue	10.9%	10.2%	10.0%	8.9%	70 bps	110 bps
Segment EBT as a % of operating revenue (1)	12.8%	13.0%	11.9%	11.5%	(20) bps	40 bps
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

(2)	Includes intercompany fuel sales from FMS to DTS and SCS.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table summarizes the components of the change in revenue on a percentage basis versus the prior year:

	Three months ended September 30, 2015		Nine months ended September 30, 2015
	Total	Operating	Total	Operating
Organic including price and volume	7%	8%	6%	7%
Fuel	(7)	—	(7)	—
Foreign exchange	(2)	(2)	(2)	(2)
Total (decrease)/increase	(2)%	6%	(3)%	5%

Total revenue decreased 2% in the third quarter and 3% in the nine months ended September 30, 2015 due to lower fuel prices passed through to customers. Operating revenue (revenue excluding fuel) increased 6% in the third quarter and 5% in the nine months ended September 30, 2015 as a result of organic growth primarily in the full service lease and commercial rental product lines. Foreign exchange negatively impacted both total and operating revenue growth in the third quarter of 2015 and the nine months ended September 30, 2015 by 200 basis points in each period.

Full service lease revenue increased 6% in the third quarter and 5% in the nine months ended September 30, 2015 due to growth in the fleet size and higher prices on replacement vehicles. Foreign exchange negatively impacted full service lease revenue growth by 200 basis points in both the third quarter and the nine months ended September 30, 2015. The average number of full service lease vehicles increased 6% from the prior year, reflecting continued strong sales activity. We expect favorable full service lease revenue comparisons to continue through the end of the year based on strong sales activity. Commercial rental revenue increased 7% in the third quarter of 2015 and 8% in the nine months ended September 30, 2015 reflecting higher North American demand and pricing (up 2% in the third quarter of 2015 and 4% in the nine months ended September 30, 2015). Foreign exchange negatively impacted commercial rental revenue growth by 200 basis points in both the third quarter and the nine months ended September 30, 2015. We expect favorable commercial rental revenue comparisons to continue throughout the year based on recent trends and growth in our customer base.

The following table provides commercial rental statistics on our global fleet:

	Three months ended September 30,		Nine months ended September 30,		Change 2015/2014
	2015	2014	2015	2014	Three Months	Nine Months
	(Dollars in thousands)
Rental revenue from non-lease customers (1)	$159,912	141,023	$420,356	382,983	13%	10%
Rental revenue from lease customers (2)	$90,689	93,208	$274,389	263,127	(3)%	4%
Average commercial rental power fleet size — in service (3), (4)	35,500	32,200	33,400	30,900	10%	8%
Commercial rental utilization — power fleet (3)	76.4%	78.0%	76.0%	76.7%	(160) bps	(70) bps
————————————

(1)	Also includes extra vehicles for lease customers

(2)	Represents revenue from rental vehicles provided to our existing full service lease customers, generally in place of a lease vehicle

(3)	Number of units rounded to nearest hundred and calculated using quarterly average unit counts.

(4)	Excluding trailers.

FMS EBT increased 5% in the third quarter of 2015 to $126.4 million and increased 9% in the nine months ended September 30, 2015 to $338.6 million reflecting higher full service lease results and strong commercial rental performance, partially offset by lower used vehicle sales results. Higher spending on strategic investments primarily in sales and marketing and technology, in order to accelerate growth, adversely impacted FMS EBT in the three and nine months ended September 30, 2015. Commercial rental performance improved in the third quarter and year to date 2015 as a result of increased North American demand and higher pricing. Results benefited from $10.0 million and $30.0 million of lower depreciation in the three and nine months ended September 30, 2015, respectively, due to residual value policy changes implemented January 1, 2015, driven by higher sales proceeds realized on used vehicles, as well as growth in average lease and rental fleet size. Used vehicle sales results decreased due to lower sales volume, partially offset by higher, but moderating, pricing compared to the prior year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Our global fleet of owned and leased revenue earning equipment and contract maintenance vehicles is summarized as follows (number of units rounded to the nearest hundred):

				Change
	September 30, 2015	December 31, 2014	September 30, 2014	Sept. 2015/Dec. 2014	Sept. 2015/Sept. 2014
End of period vehicle count
By type:
Trucks (1)	72,900	68,900	68,700	6%	6%
Tractors (2)	67,100	62,400	61,500	8	9
Trailers (3) (4)	42,500	41,400	41,300	3	3
Other	1,300	1,400	1,400	(7)	(7)
Total	183,800	174,100	172,900	6%	6%

By ownership:
Owned	182,200	172,300	171,200	6%	6%
Leased	1,600	1,800	1,700	(11)	(6)
Total	183,800	174,100	172,900	6%	6%

By product line: (4)
Full service lease	130,600	125,500	123,200	4%	6%
Commercial rental	43,800	39,900	40,700	10	8
Service vehicles and other	3,300	3,200	3,200	3	3
Active units	177,700	168,600	167,100	5	6
Held for sale	6,100	5,500	5,800	11	5
Total	183,800	174,100	172,900	6%	6%

Customer vehicles under contract maintenance	41,500	42,400	41,300	(2)%	—%

Quarterly average vehicle count
By product line:
Full service lease	129,900	124,200	123,000	5%	6%
Commercial rental	43,800	40,400	40,800	8	7
Service vehicles and other	3,300	3,200	3,100	3	6
Active units	177,000	167,800	166,900	5	6
Held for sale	5,900	5,600	6,000	5	(2)
Total	182,900	173,400	172,900	5%	6%

Customer vehicles under contract maintenance	41,400	41,600	40,200	—%	3%

Customer vehicles under on-demand maintenance (5)	8,200	5,600	6,200	46%	32%

Total vehicles under service	232,500	220,600	219,300	5%	6%

Year-to-date average vehicle count
By product line:
Full service lease	128,000	123,400	123,100	4%	4%
Commercial rental	42,100	39,800	39,600	6	6
Service vehicles and other	3,200	3,100	3,100	3	3
Active units	173,300	166,300	165,800	4	5
Held for sale	5,800	6,500	6,800	(11)	(15)
Total	179,100	172,800	172,600	4%	4%

Customer vehicles under contract maintenance	42,600	39,500	38,800	8%	10%

Customer vehicles under on-demand maintenance (5)	16,900	17,000	13,000	(1)%	30%
———————————

(1)	Generally comprised of Class 1 through Class 6 type vehicles with a Gross Vehicle Weight (GVW) up to 26,000 pounds.

(2)	Generally comprised of over the road on highway tractors and are primarily comprised of Classes 7 and 8 type vehicles with a GVW of over 26,000 pounds.

(3)	Generally comprised of dry, flatbed and refrigerated type trailers.

(4)
Includes 6,500 UK trailers (4,300 full service lease and 2,200 commercial rental), 6,800 UK trailers (4,400 full service lease and 2,400 commercial rental) and 6,900 UK trailers (4,300 full service lease and 2,600 commercial rental) as of September 30, 2015, December 31, 2014, and September 30, 2014, respectively.

(5)
Comprised of the number of unique vehicles serviced under on-demand maintenance agreements for the quarterly and year-to-date periods. This does not represent averages for the periods. Vehicles included in the count may have been serviced more than one time during the respective period.

Note: Quarterly and year-to-date amounts were computed using a 6 and 18-point average, respectively, based on monthly information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table provides a breakdown of our non-revenue earning equipment included in our global fleet count (number of units rounded to nearest hundred):

				Change
	September 30, 2015	December 31, 2014	September 30, 2014	Sept. 2015/ Dec. 2014	Sept. 2015/ Sept. 2014
Not yet earning revenue (NYE)	2,800	2,300	1,800	22%	56%
No longer earning revenue (NLE):
Units held for sale	6,100	5,500	5,800	11	5
Other NLE units	3,900	3,000	3,500	30	11
Total	12,800	10,800	11,100	19%	15%

NYE units represent new vehicles on hand that are being prepared for deployment to a lease customer or into the rental fleet. Preparations include activities such as adding lift gates, paint, decals, cargo area and refrigeration equipment. NYE units increased 56% compared to September 30, 2014, due to high levels of lease sales activity. NLE units represent vehicles held for sale and vehicles for which no revenue has been earned in the previous 30 days. Accordingly, these vehicles may be temporarily out of service, being prepared for sale or awaiting redeployment. NLE units increased compared to September 30, 2014, reflecting higher used vehicle inventories and an increased number of vehicles out of service, as maintenance technicians supported higher levels of fleet growth. We expect NLE levels to decline by the end of the year in conjunction with our initiatives to reduce out-of-service vehicles.

Dedicated Transportation Solutions

	Three months ended September 30,		Nine months ended September 30,		Change 2015/2014
	2015	2014	2015	2014	Three Months	Nine Months

Operating revenue (1)	$184,247	168,694	$526,882	491,856	9%	7%
Subcontracted transportation	13,657	17,057	42,817	56,471	(20)%	(24)%
Fuel costs (2)	29,017	41,817	93,395	129,217	(31)%	(28)%
Total revenue	$226,921	227,568	$663,094	677,544	—%	(2)%

Segment EBT	$13,296	11,850	$34,701	33,534	12%	3%
Segment EBT as a % of total revenue	5.9%	5.2%	5.2%	4.9%	70 bps	30 bps
Segment EBT as a % of operating revenue (1)	7.2%	7.0%	6.6%	6.8%	20 bps	(20) bps
Memo:
Average fleet	7,600	7,200	7,400	7,000	6%	6%
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

(2)	Includes intercompany fuel sales from FMS to DTS.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table summarizes the components of the change in revenue on a percentage basis versus the prior year:

	Three months ended September 30, 2015		Nine months ended September 30, 2015
	Total	Operating	Total	Operating
Organic including price and volume	7%	9%	5%	7%
Subcontracted transportation	(1)	—	(2)	—
Fuel costs	(6)	—	(5)	—
Total increase/(decrease)	—%	9%	(2)%	7%

In the third quarter of 2015, total revenue was $226.9 million, consistent with the same period of the prior year, as increased operating revenue was offset by declining fuel prices. Operating revenue (revenue excluding subcontracted transportation and fuel costs) increased 9% due to new business as well as increased pricing. DTS EBT increased 12% in the third quarter of 2015 due to the benefits of higher operating revenue partially offset by higher volumes and unfavorable self-insurance developments, which negatively impacted EBT as a percentage of operating revenue by 80 basis points.

In the nine months ended September 30, 2015, total revenue decreased 2% primarily reflecting lower fuel and subcontracted transportation costs passed through to customers, partially offset by operating revenue growth. Operating revenue (revenue excluding subcontracted transportation and fuel costs) in the nine months ended September 30, 2015 increased 7% due to new business, increased pricing and higher volumes. We expect favorable operating revenue comparisons to continue through the end of the year. DTS EBT increased 3% in the nine months ended September 30, 2015 due to the benefits of higher operating revenue partially offset by unfavorable self-insurance developments, which negatively impacted EBT as a percentage of operating revenue by 70 basis points.

Supply Chain Solutions

	Three months ended September 30,		Nine months ended September 30,		Change 2015/2014
	2015	2014	2015	2014	Three Months	Nine Months
	(Dollars in thousands)

Automotive	$118,786	112,045	$347,284	344,116	6%	1%
Technology and healthcare	62,456	60,652	185,762	168,059	3	11
CPG and Retail	109,550	105,463	322,977	298,956	4	8
Industrial and other	27,967	26,646	78,230	79,271	5	(1)
Operating revenue (1)	318,759	304,806	934,253	890,402	5	5
Subcontracted transportation	53,960	63,731	171,957	200,318	(15)	(14)
Fuel costs (2)	14,586	21,712	49,090	74,473	(33)%	(34)%
Total revenue	$387,305	390,249	$1,155,300	1,165,193	(1)%	(1)%

Segment EBT	$26,573	24,302	$69,961	55,130	9%	27%
Segment EBT as a % of total revenue	6.9%	6.2%	6.1%	4.7%	70 bps	140 bps
Segment EBT as a % of operating revenue (1)	8.3%	8.0%	7.5%	6.2%	30 bps	130 bps
Memo:
Average fleet	6,100	5,300	5,800	5,500	15%	5%
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

(2)	Includes intercompany fuel sales from FMS to SCS.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table summarizes the components of the change in revenue on a percentage basis versus the prior year:

	Three months ended September 30, 2015		Nine months ended September 30, 2015
	Total	Operating	Total	Operating
Organic including price and volume	6%	9%	6%	8%
Subcontracted transportation	(1)	—	(1)	—
Fuel costs	(2)	—	(2)	—
Foreign exchange	(4)	(4)	(4)	(3)
Total increase/(decrease)	(1)%	5%	(1)%	5%

Total revenue decreased 1% in both the third quarter and nine months ended September 30, 2015, which primarily reflects negative impacts from foreign exchange and lower fuel costs passed through to customers, substantially offset by operating revenue growth. Operating revenue (revenue excluding subcontracted transportation and fuel costs) increased 5% in both the third quarter and the nine months ended September 30, 2015. Operating revenue growth in the third quarter of 2015 was due to new business and higher volumes, primarily in CPG/retail and technology/healthcare, and pricing increases, partially offset by a negative impact from foreign exchange. Operating revenue growth in the nine months ended September 30, 2015 was due to new business, higher volumes and pricing increases, primarily in the CPG/retail and technology/healthcare industry groups, partially offset by a negative impact from foreign exchange. We expect operating revenue comparisons to remain favorable through the end of the year, however at a lower growth rate.

SCS EBT increased 9% in the third quarter of 2015 and increased 27% in the nine months ended September 30, 2015 due to increased operating revenue. The increases in the third quarter and nine months ended September 30, 2015 were partially offset by foreign exchange and favorable insurance developments that benefited the prior year. Favorable comparisons to the prior year for the nine months ended September 30, 2015 also reflect negative impacts from severe winter weather-related costs during the first quarter of 2014.

Central Support Services

	Three months ended September 30,		Nine months ended September 30,		Change 2015/2014
	2015	2014	2015	2014	Three Months	Nine Months
	(Dollars in thousands)
Human resources	$4,596	4,536	$14,976	14,142	1%	6%
Finance	13,728	12,878	39,776	38,255	7	4
Corporate services and public affairs	2,694	2,379	7,803	7,056	13	11
Information technology	22,104	19,352	63,228	59,481	14	6
Legal and safety	5,589	5,915	18,021	17,938	(6)	—
Marketing	7,049	7,667	17,177	16,615	(8)	3
Other	6,559	9,025	24,665	25,086	(27)	(2)
Total CSS	62,319	61,752	185,646	178,573	1	4
Allocation of CSS to business segments	(52,249)	(48,188)	(152,710)	(142,055)	8	8
Unallocated CSS	$10,070	13,564	$32,936	36,518	(26)%	(10)%

Total CSS costs increased 1% in the third quarter of 2015 to $62.3 million primarily due to planned investments in information technology, partially offset by lower compensation-related expenses. Total CSS costs increased 4% in the nine months ended September 30, 2015 to $185.6 million primarily due to planned investments in information technology and higher compensation-related expenses. Unallocated CSS decreased 26% in the third quarter of 2015 to $10.1 million and 10% in the nine months ended September 30, 2015 to $32.9 million due to marketing-related costs now being allocated to the business segments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

FINANCIAL RESOURCES AND LIQUIDITY

Cash Flows

The following is a summary of our cash flows from operating, financing and investing activities from continuing operations:

	Nine months ended September 30,
	2015	2014
	(In thousands)
Net cash provided by (used in):
Operating activities	$1,071,336	981,044
Financing activities	664,783	332,501
Investing activities	(1,707,378)	(1,297,281)
Effect of exchange rate changes on cash	(2,006)	(1,210)
Net change in cash and cash equivalents	$26,735	15,054

A detail of the individual items contributing to the cash flow changes is included in the Consolidated Condensed Statements of Cash Flows.

Cash provided by operating activities from continuing operations increased to $1.07 billion in the nine months ended September 30, 2015 compared with $981.0 million in 2014, reflecting higher earnings adjusted for non-cash items and lower pension contributions. Cash provided by financing activities increased to $664.8 million in the nine months ended September 30, 2015 compared with $332.5 million in 2014 due to increased borrowing needs to fund investing activities. Cash used in investing activities increased to $1.71 billion in the nine months ended September 30, 2015 compared with $1.30 billion in 2014 primarily due to higher net capital spending and lower proceeds generated from revenue earning equipment sales.

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

The following table shows the sources of our free cash flow computation:

	Nine months ended September 30,
	2015	2014
	(In thousands)
Net cash provided by operating activities from continuing operations	$1,071,336	981,044
Sales of revenue earning equipment	319,766	392,572
Sales of operating property and equipment	1,203	3,091
Collections on direct finance leases	51,166	48,920
Other	—	(1,250)
Total cash generated	1,443,471	1,424,377
Purchases of property and revenue earning equipment	(2,087,294)	(1,741,173)
Free cash flow	$(643,823)	(316,796)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table provides a summary of capital expenditures:

	Nine months ended September 30,
	2015	2014
	(In thousands)
Revenue earning equipment:
Full service lease	$1,509,420	1,224,182
Commercial rental	513,307	391,472
	2,022,727	1,615,654
Operating property and equipment	82,874	121,617
Total capital expenditures (1)	2,105,601	1,737,271
Changes in accounts payable related to purchases of revenue earning equipment	(18,307)	3,902
Cash paid for purchases of property and revenue earning equipment	$2,087,294	1,741,173
  ————————————

(1)
Capital expenditures exclude non-cash additions of approximately $6.0 million and $3.8 million during the nine months ended September 30, 2015 and 2014, respectively, in assets held under capital leases resulting from the extension of existing operating leases and other additions.

Capital expenditures (accrual basis) increased 21% in the nine months ended September 30, 2015 to $2.1 billion reflecting planned higher investments in the full service lease and commercial rental fleets. We continue to expect full-year 2015 accrual basis capital expenditures from continuing operations to be $2.63 billion. We expect to fund 2015 capital expenditures primarily with internally generated funds and additional debt financing.

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

Our debt ratings and rating outlooks at September 30, 2015 were as follows:

	Short-term			Long-term
	Rating	Outlook	Rating	Outlook
Moody’s Investors Service	P2	Stable	Baa1	Stable
Standard & Poor’s Ratings Services	A2	Stable	BBB	Positive
Fitch Ratings	F2	Stable	A-	Stable (affirmed October 2015)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Cash and equivalents totaled $75.4 million as of September 30, 2015, which is available to meet our needs. As of September 30, 2015, approximately $41.2 million was held outside the U.S. and is available to fund operations and other growth of non-U.S. subsidiaries. If we decide to repatriate cash and equivalents held outside the U.S., we may be subject to additional U.S. income taxes and foreign withholding taxes. However, our intent is to permanently reinvest these foreign amounts outside the U.S. and our current plans do not demonstrate a need to repatriate these foreign amounts to fund our U.S. operations.

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

At September 30, 2015, we had the following amounts available to fund operations under the following facilities:

(In millions)
Global revolving credit facility	$695
Trade receivables program	$175

We maintain a global revolving credit facility used to finance working capital. The availability under our global revolving credit facility is $1.2 billion and the facility matures in January 2020. The credit facility is used primarily to finance working capital. In order to maintain availability of funding, we must maintain a ratio of debt to consolidated net worth of less than or equal to 300%. Net worth, as defined in the credit facility, represents shareholders' equity excluding any accumulated other comprehensive income or loss associated with our pension and other postretirement plans. The ratio at September 30, 2015 was 215%.
We also have a $175 million trade receivables purchase and sale program, pursuant to which we ultimately sell certain ownership interests in certain of our domestic trade accounts receivable to committed purchasers. We use this program to provide additional liquidity to fund our operations, particularly when it is cost effective to do so. The program contains provisions restricting its availability in the event of a material adverse change to our business operations or the collectibility of the collateralized receivables. If no event occurs that causes early termination, the 364-day program will expire during October 2015. We are currently in the process of renewing the program through October 2016.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table shows the movements in our debt balance:

	Nine months ended September 30,
	2015	2014
	(In thousands)
Debt balance at January 1	$4,730,619	4,295,179
Cash-related changes in debt:
Net change in commercial paper borrowings	184,750	(164,944)
Proceeds from issuance of medium-term notes	998,551	748,676
Proceeds from issuance of other debt instruments	331,259	147,057
Retirement of medium term notes	(660,000)	(250,000)
Other debt repaid	(135,837)	(34,811)
	718,723	445,978
Non-cash changes in debt:
Fair market value adjustment on notes subject to hedging	10,964	(4,924)
Addition of capital lease obligations	5,956	3,792
Changes in foreign currency exchange rates and other non-cash items	(15,565)	(7,277)
Total changes in debt	720,078	437,569
Debt balance at September 30	$5,450,697	4,732,748

In accordance with our funding philosophy, we attempt to match the aggregate average remaining re-pricing life of our debt with the aggregate average remaining re-pricing life of our assets. We utilize both fixed-rate and variable-rate debt to achieve this match. We revised our target mix of variable-rate debt as a percentage of total debt outstanding from 25% to 45% to 20% to 40% in October 2015. The variable-rate portion of our total debt (including notional value of swap agreements) was 28% and 25% at September 30, 2015 and December 31, 2014, respectively.
Refer to Note (G), “Debt,” in the Notes to Consolidated Condensed Financial Statements for further discussion around the global revolving credit facility, the trade receivables program, the issuance of medium-term notes under this shelf registration statement, asset-backed financing obligations and debt maturities.
Ryder’s debt to equity ratios were 279% and 260% as of September 30, 2015 and December 31, 2014, respectively.
The debt to equity ratio represents total debt divided by total equity. Additional obligations, including the present value of minimum lease payments under operating leases for vehicles, were not significant as of September 30, 2015 or December 31, 2014. Our debt to equity ratio increased as of September 30, 2015 due to increased debt to fund planned capital expenditures and the impact of foreign exchange rates.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Pension Information

The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. We review pension assumptions regularly and we may from time to time make voluntary contributions to our pension plans, which exceed the amounts required by statute. In 2015, we expect total contributions to our pension plans to be approximately $35 million. During the nine months ended September 30, 2015, we contributed $29.9 million to our pension plans. Changes in interest rates and the market value of the securities held by the plans during 2015 could materially change, positively or negatively, the funded status of the plans and affect the level of pension expense and contributions in 2015 and beyond. See Note (L), “Employee Benefit Plans,” in the Notes to Consolidated Condensed Financial Statements for additional information.

Share Repurchases and Cash Dividends

Early in the first quarter of 2015, due to the increase in leverage, we temporarily paused anti-dilutive share repurchase activity for the first nine months of 2015. We do not expect to resume anti-dilutive share repurchase activity during the remainder of 2015. See Note (J), “Share Repurchase Programs,” in the Notes to Consolidated Condensed Financial Statements for a discussion of share repurchases.

In October 2015, our Board of Directors declared a quarterly cash dividend of $0.41 per share of common stock.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note (B), “Recent Accounting Pronouncements," in the Notes to Consolidated Condensed Financial Statements for a discussion of recent accounting pronouncements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

NON-GAAP FINANCIAL MEASURES

This Quarterly Report on Form 10-Q includes information extracted from consolidated condensed financial information but not required by generally accepted accounting principles (GAAP) to be presented in the financial statements. Certain elements of this information are considered “non-GAAP financial measures” as defined by SEC rules. Specifically, we refer to comparable earnings from continuing operations before taxes, comparable earnings from continuing operations, comparable earnings per diluted common share, operating revenue, FMS operating revenue, FMS EBT as a % of operating revenue, DTS operating revenue, DTS EBT as a % of operating revenue, SCS operating revenue, SCS EBT as a % of operating revenue, total cash generated and free cash flow. We provide a reconciliation of each of these non-GAAP financial measures to the most comparable GAAP measure and an explanation why management believes that presentation of the non-GAAP financial measure provides useful information to investors within the management's discussion and analysis and in the table below. Non-GAAP financial measures should be considered in addition to, but not as a substitute for or superior to, other measures of financial performance prepared in accordance with GAAP.

The following table provides a reconciliation of GAAP earnings before taxes (EBT), earnings, and earnings per diluted shares (EPS) from continuing operations to comparable EBT, earnings and EPS from continuing operations, which was not provided within the MD&A discussion:

EBT, earnings and EPS from continuing operations in the nine months ended September 30, 2015 and 2014 included certain items we do not consider indicative of our ongoing operations and have been excluded from our comparable EBT, earnings and EPS measures. The following discussion provides a summary of these items, which are discussed in more detail throughout our MD&A and within the Notes to Consolidated Condensed Financial Statements:

	EBT		Earnings		Diluted EPS
	2015	2014	2015	2014	2015	2014
Three months ended September 30	(In thousands, except per share amounts)
EBT/Earnings/EPS	$139,900	129,608	$90,811	83,895	$1.70	1.58
Non-operating pension costs (1)	4,780	2,455	2,727	1,359	0.05	0.03
Pension settlement adjustments (2)	(509)	1,262	(309)	766	(0.01)	0.01
Acquisition transaction costs (2)	—	566	—	444	—	0.01
Professional fees(2)	63	—	39	—	—	—
Comparable	$144,234	133,891	$93,268	86,464	$1.74	1.63

Nine months ended September 30,
EBT/Earnings/EPS	$357,524	324,743	$230,054	208,742	$4.31	3.92
Non-operating pension costs (1)	14,351	7,313	8,190	4,045	0.15	0.07
Pension settlement adjustments (2)	(509)	1,262	(309)	766	(0.01)	0.01
Professional fees (2)	3,843	—	2,424	—	0.04	—
Tax law change (3)	—	—	(1,860)	(1,776)	(0.03)	(0.03)
Acquisition transaction costs (2)	—	566	—	444	—	0.01
Comparable	$375,209	333,884	$238,499	212,221	$4.47	3.98
__________________

(1)
Includes the amortization of net actuarial loss, interest cost and expected return on plan assets components of pension and postretirement costs, which are tied to financial market performance. We consider these costs to be outside the operational performance of the business.

(2)	See Note (M), "Other Items Impacting Comparability," for additional information.

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

Note: EPS amounts may not be additive due to rounding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table provides a reconciliation of total revenue to operating revenue, which was not provided within the MD&A discussion:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(In thousands)
Total revenue	$1,669,066	1,687,150	$4,899,150	4,982,458
Fuel	(174,984)	(261,897)	(565,007)	(822,795)
Subcontracted transportation	(67,617)	(80,788)	(214,774)	(256,789)
Operating revenue	$1,426,465	1,344,465	$4,119,369	3,902,874

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

FORWARD-LOOKING STATEMENTS

Forward-looking statements (within the meaning of the Federal Private Securities Litigation Reform Act of 1995) are statements that relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends concerning matters that are not historical facts. These statements are often preceded by or include the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “could,” “should” or similar expressions. This Quarterly Report on Form 10-Q contains forward-looking statements including, but not limited to, statements regarding:

•	our expectations in our FMS business segment regarding anticipated full service lease, commercial rental revenue and sales activity;

•	our expectations in our DTS and SCS business segment regarding anticipated operating revenue trends;

•	our expectations of the long-term residual values of revenue earning equipment;

•	the anticipated levels of NLE vehicles in inventory through the end of the year;

•	our expectations of operating cash flow and capital expenditures through the end of 2015;

•	the adequacy of our accounting estimates and reserves for pension expense, compensation expense and employee benefit plan obligations, depreciation and residual value guarantees and income taxes;

•	the adequacy of our fair value estimates of employee incentive awards under our share-based compensation plans, publicly traded debt and other debt;

•	our beliefs regarding the default risk of our direct financing lease receivables;

•	our ability to fund all of our operating, investing and financial needs for the foreseeable future through internally generated funds and outside funding sources;

•	the anticipated impact of fuel price fluctuations;

•	our expectations as to return on pension plan assets, future pension expense and estimated contributions;

•	our expectations regarding the scope, anticipated outcomes and the adequacy of our loss provisions with respect to certain claims, proceedings and lawsuits;

•	our ability to access commercial paper and other available debt financing in the capital markets;

•	our expectations regarding the future use and availability of funding sources;

•	the anticipated impact of recent accounting pronouncements; and

•	the expected resumption of our anti-dilutive share repurchase program.

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

•	Decreases in freight demand or setbacks in the recovery of the freight recession which would impact both our transactional and variable-based contractual business

•	Changes in our customers’ operations, financial condition or business environment that may limit their need for, or ability to purchase, our services

•	Decreases in market demand affecting the commercial rental market and used vehicle sales as well as economic conditions in the U.K.

•	Volatility in customer volumes and shifting customer demand in the industries serviced by our SCS business

•	Changes in current financial, tax or regulatory requirements that could negatively impact the leasing market

•	Competition:

•	Advances in technology may require increased investments to remain competitive, and our customers may not be willing to accept higher prices to cover the cost of these investments

•	Competition from other service providers, some of which have greater capital resources or lower capital costs, or from our customers, who may choose to provide services themselves

•	Continued consolidation in the markets in which we operate which may create large competitors with greater financial resources

•	Our inability to maintain current pricing levels due to economic conditions, demand for services, customer acceptance or competition

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

•	Profitability:

•	Our inability to obtain adequate profit margins for our services

•	Lower than expected sales volumes or customer retention levels

•	Lower full service lease sales activity

•	Decreases in commercial rental fleet utilization

•	Lower than expected used vehicle sales pricing levels and fluctuations in the anticipated proportion of retail versus wholesale sales

•	Loss of key customers in our DTS and SCS business segments

•	Our inability to adapt our product offerings to meet changing consumer preferences on a cost-effective basis

•	The inability of our legacy information technology systems to provide timely access to data

•	Sudden changes in fuel prices and fuel shortages

•	Higher prices for vehicles, diesel engines and fuel as a result of exhaust emissions standards enacted over the last few years

•	Higher than expected maintenance costs and lower than expected benefits associated with a younger fleet and maintenance initiatives

•	Our inability to successfully implement our asset management initiatives, return out of service vehicles to our fleet and maintain our fleet at normalized levels

•	Our key assumptions and pricing structure of our DTS and SCS contracts prove to be invalid

•	Increased unionizing, labor strikes and work stoppages

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the third quarter of 2015, we carried out an evaluation, under the supervision and with the participation of management, including Ryder’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the third quarter of 2015, Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective.

Changes in Internal Controls over Financial Reporting

During the nine months ended September 30, 2015, there were no changes in Ryder’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect such internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases we made of our common stock during the three months ended September 30, 2015:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Anti-Dilutive Program (2)
July 1 through July 31, 2015	—	$—	—	607,615
August 1 through August 31, 2015	72	80.99	—	607,615
September 1 through September 30, 2015	150	82.94	—	607,615
Total	222	$82.31	—
 ————————————

(1)
During the three months ended September 30, 2015, we purchased an aggregate of 222 shares of our common stock in employee-related transactions. Employee-related transactions may include: (i) shares of common stock delivered as payment for the exercise price of options exercised or to satisfy the option holders’ tax withholding liability associated with our share-based compensation programs and (ii) open-market purchases by the trustee of Ryder’s deferred compensation plans relating to investments by employees in our stock, one of the investment options available under the plans.

(2)
In December 2013, our Board of Directors authorized a share repurchase program intended to mitigate the dilutive impact of shares issued under our various employee stock, stock option and employee stock purchase plans. Under the December 2013 program, management is authorized to repurchase shares of common stock in an amount not to exceed the number of shares issued to employees under the Company’s various employee stock, stock option and employee stock purchase plans from December 1, 2013 through December 10, 2015. The December 2013 program limits aggregate share repurchases to no more than 2 million shares of Ryder common stock. Share repurchases of common stock are made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. Management may establish prearranged written plans for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the December 2013 program, which allow for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan. For the three months ended September 30, 2015, we did not repurchase any shares under this program.

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

RYDER SYSTEM, INC.
(Registrant)

Date: October 22, 2015	By:	/s/ Art A. Garcia
Art A. Garcia
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: October 22, 2015	By:	/s/ Scott R. Allen
Scott R. Allen
Vice President and Controller
(Principal Accounting Officer)