Form 10-K
period 2015-12-31
RYDER SYSTEM INC
filed 2016-02-12
CIK 85961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES ☐   NO ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was sold at June 30, 2015 was $4,653,524,571. The number of shares of Ryder System, Inc. Common Stock ($0.50 par value per share) outstanding at January 31, 2016 was 53,493,748.

Documents Incorporated by Reference into this Report	Part of Form 10-K into which Document is Incorporated
Ryder System, Inc. 2016 Proxy Statement	Part III

RYDER SYSTEM, INC.
FORM 10-K ANNUAL REPORT

i

PART I
ITEM 1. BUSINESS
OVERVIEW
Ryder System, Inc. (Ryder) is a global leader in transportation and supply chain management solutions. Our operating segments are aggregated into reportable business segments based upon similar economic characteristics, products, services, customers and delivery methods. During the first quarter of 2015, our management structure changed within the supply chain business. We created the role of President of Dedicated Transportation Solutions (DTS) for the dedicated product offering, which was previously within Supply Chain Solutions (SCS). Beginning in 2015, we are reporting our financial performance based on three business segments: (1) Fleet Management Solutions (FMS), which provides full service leasing, commercial rental, contract maintenance, and contract-related maintenance of trucks, tractors and trailers to customers principally in the U.S., Canada and the U.K.; (2) DTS, which provides vehicles and drivers as part of a dedicated transportation solution in the U.S.; and (3) SCS, which provides comprehensive supply chain solutions including distribution and transportation services in North America and Asia. Dedicated transportation services provided as part of an integrated, multi-service, supply chain solution to SCS customers are reported in the SCS business segment.
For financial information and other information relating to each of our business segments and about our geographic areas, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this report and Note 29, "Segment Reporting," in the Notes to Consolidated Financial Statements.

MISSION AND STRATEGY
Ryder's mission is to provide innovative fleet management and supply chain solutions that are reliable, safe and efficient, enabling our customers to deliver on their promises. We seek to deliver valuable solutions that will compel customers to outsource their fleet management and supply chain needs to us. Our strategy is to grow our fleet management and supply chain outsourcing services by targeting private fleets (FMS and DTS) and key industries (SCS) with innovative solutions, operational excellence, best in class talent and information technology. This strategy is supported by:
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
Market Trends
The U.S. commercial fleet market is estimated to include 7.9 million vehicles(1) of which 4.1 million vehicles are with privately held companies, 1.4 million vehicles(2) are with for-hire carriers, 0.5 million vehicles are leased from banks or other financial institutions and 0.8 million vehicles are in the lease and rental market. The 4.1 million vehicles privately owned by companies provide all or a portion of the transportation services for themselves rather than outsourcing those services to third parties such as Ryder. Several trends have been increasing the need for outsourcing: increased demand for efficiency and reliability; increased complexity and cost of buying and maintaining vehicles including technology, diagnostics, and training; labor issues including a shortage of qualified truck drivers and mechanics; as well as increased regulation and enforcement of safety requirements. Because of these trends, we believe the privately held fleets and the for-hire carriers will increasingly decide to outsource. Ryder also targets customers who are already outsourcing with other providers.
Ryder has been operating in Canada for over 50 years.  Similar trends apply to outsourcing in Canada, and the Canadian commercial fleet is estimated at 500,000 vehicles, of which approximately 27,000 are lease and rental(3).   In the U.K., the commercial rental and lease market is estimated at 200,000 units (4). The total lease and rental market in Ryder’s major markets totals over 1 million units. However, due to general trends and the trends in market sub-segments described above, combined with our success in converting owners to outsourcing, the total market potential for Ryder is significantly higher.
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

Operations
For the year ended December 31, 2015, our global FMS business accounted for 63% of our consolidated revenue.
U.S. Our FMS customers in the U.S. range from small businesses to large national enterprises operating in a wide variety of industries, the most significant of which are food and beverage, transportation and warehousing, housing, business and personal services, and industrial. At December 31, 2015, we had 529 operating locations, excluding ancillary storage locations, in 50 states and Puerto Rico. A location typically consists of a maintenance facility or “shop”, offices for sales and other personnel, and in many cases, a commercial rental vehicle counter. Our maintenance facilities typically include a service island for fueling, safety inspections and preliminary maintenance checks as well as a shop for preventive maintenance and repairs. We also operate on-site at 151 customer locations, which primarily provide vehicle maintenance.
Canada. We have been operating in Canada for over 50 years. At December 31, 2015, we had 36 operating locations throughout 9 Canadian provinces. We also operated 14 maintenance facilities on-site at customer properties in Canada.

Europe. We began operating in the U.K. in 1971. At December 31, 2015, we had 52 operating locations primarily throughout the U.K. We also managed a network of 477 independent maintenance facilities in the U.K. to serve our customers when it is more effective than providing the service in a Ryder location. In addition to our typical FMS operations, we supply and manage vehicles, equipment and personnel for military organizations in the U.K. and Germany.

(1)	U.S. Fleet as of June 2015, Class 3-8, IHS Global Insight (formerly RL Polk)

(2)	U.S. Fleet as of June 2015, Class 3-8, IHS Global Insight (formerly RL Polk) and Blue Ridge Partners

(3)	Canada Outsourced Fleet Market as of September 2015, Class 3-8, IHS Global Insight (formerly RL Polk)

(4)	U.K. Lease and Rental HGV Market, Projection for December 2015, Source: The Society of Motor Manufacturers & Traders (SMMT) 2010

FMS Product Offerings
Full Service Leasing.    Through our full service lease product line, we provide customers with vehicles, maintenance services, supplies, and related equipment necessary for operation of the vehicles while our customers furnish and supervise their own drivers and dispatch and exercise control over the vehicles. Our full service lease customers receive the following benefits:

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

•	We typically retain vehicle residual risk exposure.

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

For the year ended December 31, 2015, full service lease revenue accounted for 53% of our FMS total revenue.
Commercial Rental.    We target rental customers that have a need to supplement their private fleet of vehicles on a short-term basis (one day up to one year in length), either because of seasonal increases in their business or discrete projects that require additional transportation resources. Full service lease customers utilize our commercial rental fleet to handle their peak or seasonal business needs. Although a portion of our commercial rental business is purely occasional in nature, we focus on building long-term relationships with customers so that we become their preferred source for commercial vehicle rentals. Our rental representatives assist in selecting a vehicle that satisfies a customer’s needs and supervise the rental process, which includes execution of a rental agreement and a vehicle inspection. In addition to vehicle rental, we may extend liability insurance coverage under our existing policies to our rental customers as well as the benefits of our comprehensive fuel services program. For the year ended December 31, 2015, commercial rental revenue accounted for 21% of our FMS total revenue.
Contract Maintenance.    Through our contract maintenance product line, we provide customers with all or certain of the maintenance services provided under a full service lease. Our contract maintenance customers commit to utilizing our extensive network of maintenance facilities and trained technicians to maintain the vehicles they own or lease from third parties. We can also customize the services to include ancillary maintenance and/or fleet support services. Vehicles covered under this offering are typically serviced at our own facilities. However, based on the size and complexity of a customer’s fleet, we may operate an on-site maintenance facility at the customer’s location. For the year ended December 31, 2015, contract maintenance revenue accounted for 4% of our FMS total revenue.
The following table provides information regarding the number of vehicles and customers by FMS product offering at December 31, 2015:

	U.S.		Foreign		Total
	Vehicles	Customers	Vehicles	Customers	Vehicles	Customers
Full service leasing	107,800	10,900	24,000	2,700	131,800	13,600
Commercial rental (1)	33,500	32,900	8,600	6,400	42,100	39,300
Contract maintenance (2)	41,200	1,500	5,500	400	46,700	1,900
______________

(1)	Commercial rental customers include customers who rented a vehicle for more than 3 days during the year and includes approximately 8,600 full service lease customers

(2)	Contract maintenance customers include approximately 947 full service lease customers

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
More recently, we have contracted with large private fleet operators and for-hire carriers to provide maintenance on demand, particularly in geographic areas where these customers do not have their own maintenance operations. Although the contract for on-demand maintenance services is based on a maintenance program that is designed to meet the customers' specific needs, all maintenance is performed only when and as requested by the customer. This product allows us to expand our customer base to include customers that have traditionally chosen to own and maintain their fleet of vehicles. For the year ended December 31, 2015, contract-related maintenance revenue accounted for 5% of our FMS total revenue.
Fuel Services.    We provide our FMS customers with access to diesel fuel at competitive prices at over 450 of our maintenance facilities across the United States and Canada. We also provide fuel services such as fuel planning, fuel tax reporting, centralized billing, fuel cards and fuel monitoring. Although fuel sales do not have a significant impact on our FMS earnings as it is largely a pass-through cost to customers, we believe allowing customers to leverage our fuel buying power is a significant and valuable benefit to our customers. For the year ended December 31, 2015, fuel services revenue accounted for 15% of our FMS total revenue.
Used Vehicles.    We primarily sell our used vehicles at one of our 59 retail sales centers throughout North America (18 of which are co-located at an FMS shop), at our branch locations or through our website at www.Usedtrucks.Ryder.com. Typically, before we offer used vehicles for sale, our technicians assure that the vehicles are Road Ready®, which means that they have passed a comprehensive, multi-point performance inspection based on specifications formulated through our maintenance program. Our retail sales centers throughout North America allow us to leverage our maintenance expertise and strong brand reputation to realize higher sales proceeds than in the wholesale market. Given our focus on maximizing sales proceeds, we generally sell our used vehicles through retail centers for prices in excess of book value. However, the extent to which we are able to realize a gain on the sale of used vehicles is dependent upon various other factors, including the general state of the used vehicle market including the supply and demand for used commercial vehicles in retail and wholesale markets, the age and condition of the vehicle at the time of its disposal and vehicle depreciation rates.

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

Dedicated Transportation Solutions
Value Proposition
Through our DTS business segment, we combine the equipment, maintenance and administrative services of a full service lease with drivers and additional services to provide a customer with a dedicated transportation solution that is designed to increase their competitive position, improve risk management and integrate their transportation needs with their overall supply chain. Such additional services include routing and scheduling, fleet sizing, safety, regulatory compliance, risk management, technology and communication systems support including on-board computers, and other technical support. These additional services allow us to address, on behalf of our customers, labor challenges associated with maintaining a private fleet of vehicles, such as driver recruitment and retention, government regulation, including hours of service regulations, DOT audits and workers’ compensation. Our DTS solution offers a high degree of specialization to meet the needs of customers with sophisticated service requirements such as tight delivery windows, high-value or time-sensitive freight, closed-loop distribution, multi-stop shipments, specialized equipment or integrated transportation needs.
Market Trends
The U.S. dedicated contract carriage market is estimated to be $13 billion(1). This market is affected by many of the trends that impact our FMS business, including the tightening of capacity in the current U.S. trucking market. The administrative requirements relating to regulations issued by the Department of Transportation (DOT) regarding driver screening, training and testing, as well as record keeping and other costs associated with the hours of service requirements, make our DTS product an attractive alternative to private fleet and driver management. This has become even more significant in light of Compliance, Safety, Accountability (CSA) 2010 regulatory changes. The CSA 2010 regulatory changes have also put pressure on the availability of qualified truck drivers, which continues to lag market requirements. In addition, market demand for just-in-time delivery creates a need for well-defined routing and scheduling plans that are based on comprehensive asset utilization analysis and fleet rationalization studies that are offered as part of our DTS service offering.
Operations/Product Offerings
For the year ended December 31, 2015, our global DTS business accounted for 14% of our consolidated revenue. At December 31, 2015, we had 194 DTS customer accounts in the U.S. Because it is highly customized, our DTS product is particularly attractive to companies that operate in industries that have time-sensitive deliveries or special handling requirements, as well as to companies who require specialized equipment. Because DTS accounts typically operate in a limited geographic area, most of the drivers assigned to these accounts are short haul drivers, meaning they return home at the end of each work day. Although a significant portion of our DTS operations are located at customer facilities, our DTS business utilizes and benefits from our extensive network of FMS facilities.
In order to customize an appropriate DTS transportation solution for our customers, our DTS logistics specialists perform a transportation analysis using advanced logistics planning and operating tools. Based on this analysis, they formulate a logistics design that includes the routing and scheduling of vehicles, the efficient use of vehicle capacity and overall asset utilization. The goal of the plan is to create a distribution system that optimizes freight flow while meeting a customer’s service goals. A team of DTS transportation specialists can then implement the plan by leveraging the resources, expertise and technological capabilities of both our FMS and SCS businesses.
To the extent a distribution plan includes multiple modes of transportation (air, rail, sea and highway), our DTS team, in conjunction with our SCS transportation specialists, selects appropriate transportation modes and carriers, places the freight, monitors carrier performance and audits billing. In addition, through our SCS business, we can reduce costs and add value to a customer’s distribution system by aggregating orders into loads, looking for shipment consolidation opportunities and organizing loads for vehicles that are returning from their destination point back to their point of origin (backhaul).
DTS Business Strategy
Our DTS business strategy is to focus on customers who need specialized equipment, specialized handling or integrated services. This strategy revolves around the following interrelated goals and priorities:
•Increase market share with customers in the energy and utility, metals and mining, retail, construction, healthcare, and food and beverage industries;
•Leverage the support and talent of the FMS sales team in a joint sales program;
•Align the DTS business with other SCS product lines to create revenue opportunities and improve operating efficiencies in both segments; and
•Improve competitiveness in the non-specialized and non-integrated customer segments.

(1)	Armstrong & Associates Dedicated Contract Carriage - The New Normal in Trucking, June 2015

Competition
Our DTS business segment competes with truckload carriers and other dedicated providers servicing on a national, regional and local level. Competitive factors include price, equipment, maintenance, service and geographic coverage and driver and operations expertise. We are able to differentiate the DTS product offering by leveraging FMS and integrating the DTS services with those of SCS to create a more comprehensive transportation solution for our customers. Our strong safety record and focus on customer service enable us to uniquely meet the needs of customers with high-value products that require specialized handling in a manner that differentiates us from truckload carriers.

Supply Chain Solutions
Value Proposition
Through our SCS business, we offer a broad range of innovative logistics management services that are designed to optimize a customer’s supply chain and address customer's key business requirements. The organization is aligned by industry verticals (Automotive, Technology and Healthcare, Consumer Packaged Goods and Retail, and Industrial) to enable the teams to focus on the specific needs of their customers. Our SCS product offerings are organized into four categories: dedicated services, distribution management, transportation management and professional services. These offerings are supported by a variety of information technology and engineering solutions that are an integral part of our SCS services. These product offerings can be offered independently or as an integrated solution to optimize supply chain effectiveness. A key aspect of our value proposition is our operational execution, which is an important differentiator in the marketplace.
Market Trends
Global logistics is approximately a $9.2 trillion(1) market, of which approximately $750 billion(1) is outsourced. Logistics spending in the markets we are targeting in North America and Asia equates to approximately $3.6 trillion, of which $340 billion is outsourced. Outsourced logistics is a market with significant growth opportunity. More sophisticated supply chain practices are required as supply chains expand and become more complex, product needs continue to proliferate and companies look for lower cost supply chain alternatives. In addition, disruptions from unexpected events such as natural disasters have caused companies to focus on risk management of their supply chains. The more complicated the supply chain or the product requirements, the greater the need for companies to utilize the expertise of supply chain solution providers.
Operations
For the year ended December 31, 2015, our global SCS business accounted for 23% of our consolidated revenue.

     U.S.    At December 31, 2015, we had 326 SCS customer accounts in the U.S., most of which are large enterprises that maintain large, complex supply chains. Most of our core SCS business operations are geographically located to maximize efficiencies and reduce costs. At December 31, 2015, managed warehouse space totaled approximately 35 million square feet for the U.S. and Puerto Rico. We also concentrate certain logistics expertise in locations not associated with specific customer sites. For example, our carrier procurement, contract management, freight bill audit and payment services, and transportation optimization and execution groups operate out of our logistics centers in Novi, Michigan and Fort Worth, Texas.
Mexico. At December 31, 2015, we had 111 SCS customer accounts and managed warehouse space totaling approximately 3.6 million square feet. Our Mexico operations offer a full range of SCS services and manage approximately 11,800 border crossings each month between Mexico and the U.S. and Canada, often highly integrated with our distribution and transportation operations.
Canada.    At December 31, 2015, we had 65 SCS customer accounts and managed warehouse space totaling approximately 930,000 square feet. Given the proximity of this market to our U.S. and Mexico operations, the Canadian operations are highly coordinated with their U.S. and Mexico counterparts, managing cross-border transportation and freight movements.
Asia.    At December 31, 2015, we had 94 SCS customer accounts and managed warehouse space totaling approximately 412,000 square feet, primarily in Singapore.

(1) Armstrong & Associates Global logistics costs & third-party logistics revenue report, June 2015

SCS Product Offerings
Distribution Management.    Our SCS business offers a wide range of services relating to a customer’s distribution operations, from designing a customer’s distribution network to managing distribution facilities. Services within the facilities generally include managing the flow of goods from the receiving function to the shipping function, coordinating warehousing and transportation for inbound and outbound material flows, handling import and export for international shipments, coordinating just-in-time replenishment of component parts to manufacturing and final assembly, and providing shipments to customer distribution centers or end customer delivery points. Additional value-added services such as light assembly of components into defined units (kitting), packaging and refurbishment are also provided. For the year ended December 31, 2015, distribution management solutions accounted for 45% of our SCS revenue.
Dedicated Services.  Dedicated services are offered as part of an integrated supply chain solution to our customers. We fulfill transportation needs for our customers with a combination of outside carriers and dedicated services. The dedicated services offering combines the equipment, maintenance, drivers and additional services to provide a customer with a dedicated transportation solution, which combined with outside transportation is designed to increase their competitive position, improve risk management and integrate their transportation needs with their overall supply chain. Such additional services include routing and scheduling, fleet sizing, safety, regulatory compliance, risk management, technology and communication systems support including on-board computer, and other technical support. These additional services allow us to address, on behalf of our customers, labor challenges associated with maintaining a private fleet of vehicles, such as driver recruitment and turnover, government regulation (including hours of service regulations), DOT audits and workers' compensation. Our dedicated services solution offers a high degree of specialization to meet the needs of customers with sophisticated service requirements such as tight delivery windows, high value or time sensitive freight, closed-loop distribution, multi-stop shipments, specialized equipment and integrated transportation needs. Dedicated services operations are located at our customer facilities, and our dedicated offering utilizes and benefits from our extensive network of FMS facilities. For the year ended December 31, 2015, approximately 38% of our SCS revenue was related to dedicated services.
Transportation Management.    Our SCS business offers services relating to all aspects of a customer’s transportation network. Our team of transportation specialists provides shipment planning and execution, which includes shipment optimization, load scheduling and delivery confirmation through a series of technological and web-based solutions. Our transportation consultants, including our freight brokerage department, focus on carrier procurement of all modes of transportation with an emphasis on truck-based transportation, rate negotiation, and freight bill audit and payment services. In addition, our SCS business as well as our FMS business provide customers with capacity management services that are designed to meet backhaul opportunities and minimize excess miles. For the year ended December 31, 2015, we purchased and/or executed over $4.3 billion in freight moves on our customers' behalf. For the year ended December 31, 2015, transportation management solutions accounted for 10% of our SCS revenue.
Professional Services.    In conjunction with providing the SCS core services described previously, our SCS business offers a variety of knowledge-based services that support every aspect of a customer’s supply chain. Our SCS professionals are available to evaluate a customer’s existing supply chain to identify inefficiencies as well as opportunities for integration and improvement. Once the assessment is complete, we work with the customer to develop a supply chain strategy that will create the most value for the customer and their target clients. Once a customer has adopted a supply chain strategy, our SCS logistics team, supported by functional experts and representatives from our information technology, real estate and finance groups, work together to design a strategically focused supply chain solution. The solution may include both a network design that sets forth the number, location and function of key components of the network and a transportation solution that optimizes the mode or modes of transportation and route selection. In addition to providing the distribution and transportation expertise necessary to implement the supply chain solution, our SCS representatives can coordinate and manage all aspects of the customer’s supply chain provider network to assure consistency, efficiency and flexibility. For the year ended December 31, 2015, knowledge-based professional services accounted for 7% of our SCS revenue.
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
CYCLICALITY
Ryder's business is impacted by economic and market conditions. In a strong economic cycle, there is generally more demand for our fleet management, dedicated and supply chain services. In a weak or volatile economy, demand for our services decreases and is inconsistent and considerably more unpredictable. Because of these factors, we have continued to focus on increasing the diversity of our customer base and strengthening our long-term business partnerships with our customers. Although we believe these efforts help mitigate the immediate impact of an economic downturn, during a protracted or severe economic downturn, customers are often unwilling to commit to a full-service lease or long-term supply chain contract. Because commercial rental and used vehicle sales are transactional, they are more cyclical in nature, and results can vary significantly in both the short- and long-term. We mitigate some of the potential impact of an economic downturn through a disciplined and centralized approach to asset management. This approach allows us to manage the size, mix and location of our operating fleet and used vehicle inventories to try and maximize asset utilization and used vehicle proceeds in both strong and weak market conditions.

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
REGULATION
Our business is subject to regulation by various federal, state and foreign governmental entities. The DOT and various federal and state agencies exercise broad powers over certain aspects of our business, generally governing such activities as authorization to engage in motor carrier operations, safety and financial reporting. In 2010, the Federal Motor Carrier Safety Administration (FMCSA) began implementation of the CSA, a compliance and enforcement initiative partnering with State agencies designed to monitor and improve commercial vehicle motor safety. The CSA program includes a Safety Measurement System (SMS) that uses roadside inspections and violations to measure motor carriers and drivers and determines the scores related to these inspections and violations that compare the motor carriers and drivers against peers. The FMCSA established thresholds for each of seven different measurement areas that identify potential safety risks and result in direct intervention or enforcement action.
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

ENVIRONMENTAL
We have a long, standing commitment to sound environmental practices that reduce risk and build value for us and our customers. We have a history of adopting “green” designs and processes because they are efficient, cost-effective transportation solutions that improve our bottom line and bring value to our customers. We have maintained an environmental mission since 1991 and have updated it periodically as regulatory and customer needs have changed. Our environmental policy reflects our commitment to supporting the goals of sustainable development, environmental protection and pollution prevention in our business. We have adopted proactive environmental strategies that have advanced business growth and continued to improve our performance in ways that reduce emission outputs and environmental impact. Our environmental team works with operating employees to develop and administer programs in support of our environmental policy and to help ensure that environmental considerations are integrated into all business processes and decisions.
In establishing appropriate environmental objectives and targets for our wide range of business activities around the world, we focus on (1) the needs of our customers; (2) the communities in which we provide services; and (3) relevant laws and regulations. We regularly review and update our environmental management procedures, and information regarding our environmental activities is routinely disseminated throughout Ryder. In 2015, we substantially expanded our sustainability reporting with the publication of our 2013/2014 Corporate Sustainability Report that includes expanded and enhanced disclosures, as well as new metrics related to our environmental and safety performance for the years 2013 and 2014. In addition, we have voluntarily responded to the Carbon Disclosure Project (CDP) since 2008, disclosing direct and indirect emissions resulting from our operations. These reports are publicly available on the company website at www.ryder.com by clicking on About Us and then selecting Sustainability.
SAFETY
Our safety culture is founded upon a core commitment to the safety, health and well-being of our employees, customers and the community, a commitment that has made us a long-standing industry leader in safety.
Safety is an integral part of our business strategy because preventing injuries and collisions improves employee quality of life, eliminates service disruptions to our customers, increases efficiency and improves customer satisfaction. As a core value, our focus on safety is embedded in our day-to-day operations, reinforced by many safety programs and continuous operational improvement and supported by a talented and dedicated safety organization.
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
EMPLOYEES
At December 31, 2015, we had approximately 33,100 full-time employees worldwide, of which 31,300 were employed in North America, 1,400 in Europe and 400 in Asia. Currently we employ approximately 7,400 drivers and 5,700 technicians. We have approximately 20,500 hourly employees in the U.S., approximately 3,700 of which are organized by labor unions. Those employees organized by labor unions are principally represented by the International Brotherhood of Teamsters, the International Association of Machinists and Aerospace Workers and the United Auto Workers, and their wages and benefits are governed by 102 labor agreements that are renegotiated periodically. Although we have not experienced a material work stoppage or strike, these events can potentially occur given the types of businesses in which we currently engage. We consider that our relationship with our employees is good.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position
Robert E. Sanchez	50	Chair and Chief Executive Officer
Art A. Garcia	54	Executive Vice President and Chief Financial Officer
Dennis C. Cooke	51	President, Global Fleet Management Solutions
John J. Diez	44	President, Dedicated Transportation Solutions
J. Steven Sensing	48	President, Global Supply Chain Solutions
Robert D. Fatovic	50	Executive Vice President, Chief Legal Officer and Corporate Secretary
Gregory F. Greene	56	Executive Vice President and Chief Administrative Officer
Karen M. Jones	53	Executive Vice President and Chief Marketing Officer
John Gleason	59	Executive Vice President and Chief Sales Officer
Melvin L. Kirk	51	Senior Vice President and Chief Information Officer
Scott R. Allen	48	Vice President, Controller and Chief Accounting Officer

Robert E. Sanchez was appointed Chair of Ryder's Board in May 2013 and promoted to Chief Executive Officer in January 2013. Previously, Mr. Sanchez served as President and Chief Operating Officer from February 2012 to December 2012. He also previously served as President, Global Fleet Management Solutions from September 2010 to February 2012 and as Executive Vice President and Chief Financial Officer from October 2007 to September 2010. He also previously served as Executive Vice President of Operations, U.S. Fleet Management Solutions from October 2005 to October 2007 and as Senior Vice President and Chief Information Officer from January 2003 to October 2005. Mr. Sanchez joined Ryder in 1993 and has held various other positions of increasing responsibility, including leadership positions in all three of Ryder's business segments.
Art A. Garcia has served as Executive Vice President and Chief Financial Officer since September 2010. Previously, Mr. Garcia served as Senior Vice President and Controller from October 2005 to August 2010, and as Vice President and Controller from February 2002 to September 2005. Mr. Garcia joined Ryder in 1997 and has held various other positions within Corporate Accounting.
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
J. Steven Sensing was appointed President of Global Supply Chain Solutions in March 2015. Previously, Mr. Sensing served as the Vice President and General Manager of the Technology industry group from February 2007 to February 2015. In July 2014, he also added the Retail industry group under his leadership. Mr. Sensing joined Ryder in 1992 and has since held various positions within Dedicated Services, Transportation Management and Distribution Management.
John J. Diez was appointed President of Dedicated Transportation Solutions in March 2015. Previously, Mr. Diez served as Senior Vice President of Ryder Dedicated from March 2014 to February 2015, and as Senior Vice Present of Asset Management from January 2011 to February 2014. Mr. Diez joined Ryder's Finance department in 2002 and has since held various positions within Finance including Senior Vice President Global Field Finance and Vice President and Chief Financial Officer of Fleet Management Solutions.
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

Karen M. Jones has served as Executive Vice President and Chief Marketing Officer since October 2014. She joined Ryder in September 2013 as Senior Vice President and Chief Marketing Officer. Prior to joining Ryder, Ms. Jones was Chief Marketing Officer for NRG/Reliant Energy, Inc from 2010 to 2013. Previously, Ms. Jones served as Senior Vice President of Marketing and Corporate Communications for DHL Express U.S. from 2006 to 2009 and as Vice President of Advertising, Brand Management and Promotion from 2004 to 2006.  In addition, Ms. Jones has served in key positions responsible for worldwide brand advertising, sponsorship, and strategic alliances for Hewlett Packard.
John Gleason was appointed Executive Vice President and Chief Sales Officer in November 2015.  Previously,  Mr. Gleason served as Senior Vice President of Global Fleet Management from October 2009, when he joined Ryder, to October 2015. Prior to joining Ryder, Mr. Gleason served as Chief Sales Officer for Automatic Data Processing (ADP) from April 2005 to September 2009 and as Senior Vice President of Sales from July 1998 to April 2005.
Melvin L. Kirk has served as Senior Vice President and Chief Information Officer since May 2015. He began reporting directly to the CEO and joined Ryder's Executive Leadership Team in January 2016. Mr. Kirk joined Ryder in March 2012 as Vice President of Maintenance, Engineering and Quality Operations within the Fleet Management Solutions Organization. Prior to joining Ryder, Mr. Kirk held various roles at Global Service at Safran’s Morpho Detection, Inc. (formerly GE Homeland Protection), most recently serving as Vice President and General Manager from 1996 to 2012.
Scott R. Allen joined Ryder in August 2015 as Vice President, Controller and Chief Accounting Officer. Mr. Allen joined Ryder from Altera Corporation where he served as Vice President, Business Finance and Financial Planning and Analysis since 2012. He previously served as Altera's Vice President, Corporate Controller from 2010 to 2012. In addition, Mr. Allen held various accounting and finance roles at GE, KB Toys and Dominion Resources.

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
Although macro-economic risk affects most industries, the transportation industry is particularly susceptible to changes in economic and market conditions as our business relies on the strength of our customers’ businesses and the level of confidence our customers have about future market conditions.  Because of this, our business may begin to slow before market slowdowns, at the point of customer uncertainty, and may recover later than market recoveries, as our customers may continue to feel uncertain about future market conditions. Rental and full service lease of commercial vehicles comprise a large portion of our business. Our vehicles are rented or leased to customers that transport goods commercially so that the demand for our products is directly tied to the production and sale of goods by our customers.  As a result, when fewer goods are sold by our customers, demand for our services may decrease.  Furthermore, in a weak or volatile economy, demand for our contractual services decreases and may be inconsistent and less predictable as customers are often unwilling to commit to full-service leases or long-term supply chain contracts. Accordingly, any sustained weakness in demand or a protracted economic downturn can negatively impact our business. Although customer uncertainty can serve to increase demand for our transactional services, including commercial rental and used vehicles sales, which do not involve long-term commitments, these product lines are generally more cyclical due to their transactional nature, and results can vary in both the short- and long-term.
Although commercial rental demand grew in 2015, rental demand may decline or face unexpected volatility in the future. Similarly, although we experienced continued growth in full service lease during 2015, our customers still remain cautious about entering into long-term leases. If uncertainty and lack of customer confidence around macroeconomic and transportation industry conditions increase, they may impact our future growth prospects and our business and results of operations could be materially adversely affected, as follows:

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

Our business is capital intensive and we must make capital decisions based upon projected customer activity levels.
We make significant investments in rental vehicles to support our rental business.  The amount and timing of capital investments depends on various factors, including our anticipated customer demand.  We make commitments to purchase the vehicles months in advance.  We must predict fleet requirements and make commitments based on those projections.  Missing our projections could result in too much or too little capacity.  Overcapacity could lead to asset dispositions at lower than anticipated proceeds or write-downs and undercapacity could negatively impact our ability to reliably provide rental vehicles to our customers.

We bear the residual risk on the value of our vehicles.
We generally bear the residual risk on the value of our vehicles. In the latter part of 2015, we saw weaker conditions in the used vehicle market, which adversely affected volume and pricing, especially for tractors. If the market for used vehicles further declines, or there is a concern regarding the quality, maintenance or condition of our vehicles, we may obtain lower sales proceeds upon the sale of used vehicles. We sell our used vehicles through various channels, including retail sales centers, at our branch locations, through our website at www.UsedTrucks.Ryder.com, as well as through the wholesale market. Pricing and demand for used vehicles varies among selling channels, particularly between the retail and wholesale markets, as we generally obtain lower proceeds on vehicles sold through wholesale channels. If we are unable to meet our targeted fleet counts through our projected mix of retail versus wholesale sales, we may be required to sell more vehicles than planned through the wholesale market, which will impact our sales proceeds.
Changes in residual values also impact the overall competitiveness of our full service lease product line, as estimated sales proceeds are a significant component of the overall price of the lease. Additionally, technology changes and sudden changes in supply and demand together with other market factors beyond our control vary from year to year and from vehicle to vehicle, making it difficult to accurately predict residual values used in calculating our depreciation expense. Although we have developed disciplines related to the management and maintenance of our vehicles that are designed to prevent these losses, there is no assurance that these practices will sufficiently reduce the residual risk. For a detailed discussion on our accounting policies and assumptions relating to depreciation and residual values, please see the “Critical Accounting Estimates - Depreciation and Residual Value Guarantees” section in Management's Discussion and Analysis of Financial Condition and Results of Operations.

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
        Our long-term strategy is to grow our outsourcing services by targeting private fleets and key industries with innovative solutions, operational excellence, and best-in-class talent and information technology. To successfully execute on this strategy, we need to continue our focus on developing effective solutions that meet our existing and target customers’ evolving needs. This requires the skills, experience and efforts of our management team and continued investment in new technology, sales and marketing. Notwithstanding our efforts, these new or changed service offerings may not meet customer demands, prove to be profitable or succeed in the long term. If we do not make the right strategic investments to respond to current customer needs and establish and develop new customer relationships, our ability to develop and maintain a competitive advantage and continue to grow could be negatively affected.
Even with the right solutions, our growth strategy depends on delivering consistent operational excellence and strong customer service. If our services and solutions are not delivered as promised on a consistent basis or our customers have a negative experience or are otherwise dissatisfied, this can impair our relationships with new or existing customers and adversely affect our brand and reputation, which could, in turn, adversely affect revenue and earnings growth.

Failure to maintain, upgrade and consolidate our information technology networks could adversely affect us, and we may be subject to cybersecurity risks which may be beyond our control.
The success of our strategic initiatives designed to increase our sales and capture a greater percentage of the outsourced transportation and supply chain markets is dependent in varying degrees on the timely delivery and the functionality of information technology systems to support them.  Extended delays or cost overruns in securing, developing and otherwise implementing technology solutions to support the new business initiatives we are developing now, and will be developing in the future, would delay and possibly even prevent us from realizing the projected benefits of these initiatives.
We are continuously upgrading and consolidating our systems, including enhancing legacy systems, replacing legacy systems with successor systems with new functionality and acquiring new systems with new functionality. These types of activities subject us to additional costs and inherent risks associated with replacing and modifying these systems, including impairment of our ability to provide our services, potential disruption of our internal control structure, substantial capital expenditures, additional administration and operating expenses, retention of sufficiently skilled personnel to implement and operate the new systems, demands on management time, and other risks and costs of delays or difficulties in transitioning to new systems or integrating new systems into our current systems. Our system implementations may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. In addition, the implementation of new technology systems may cause disruptions in our business operations and have an adverse effect on our business and operations, if not anticipated and appropriately mitigated.
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
We buy vehicles and related equipment from a relatively small number of original equipment manufacturers (OEMs) in our FMS business. Some of our vehicle manufacturers rely on a small concentration of suppliers for certain vehicle parts, components and equipment. A discrete event in a particular OEM's or supplier's industry or location, or adverse regional economic conditions impacting an OEM or supplier's ability to provide vehicles or a particular component, could adversely impact our FMS business and profitability. In addition, our business and reputation could also be negatively impacted if any parts, components or equipment from one of our suppliers suffer from broad-based quality control issues or become the subject of a product recall and we are unable to obtain replacement parts from another supplier in a timely manner.
We derive a significant portion of our SCS revenue from a relatively small number of customers.
During 2015, sales to our top ten SCS customers representing all of the industry groups we service accounted for 54% of our SCS total revenue and 52% of our SCS operating revenue (revenue less fuel and subcontracted transportation). Additionally, approximately 41% of our global SCS revenue is from the automotive industry and is directly impacted by automotive vehicle production. The loss of any of these customers or a significant reduction in the services provided to any of these customers could impact our operations and adversely affect our SCS financial results. While we continue to focus our efforts on diversifying our customer base, we may not be successful in doing so in the short-term.
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
Substantially all of our lease and maintenance services and our DTS and SCS services are provided under contractual arrangements with our customers. The pricing structure for our lease and contract maintenance business is based on certain assumptions regarding capital costs, maintenance expense over the life of the contract particularly in light of new engine technologies, residual values, productivity and the mix of fixed and variable costs, many of which are derived from historical data and trends. Under most of our SCS contracts, all or a portion of our pricing is based on certain assumptions regarding the scope of services, production volumes, operational efficiencies, the mix of fixed versus variable costs, productivity and other factors.
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
We hire drivers primarily for our DTS business segment. There is significant competition for qualified drivers in the transportation industry. Additionally, interventions and enforcement under the FMCSA's Compliance, Safety, Accountability program may shrink the industry's pool of drivers as those drivers with unfavorable scores may no longer be eligible to drive for us. As a result of driver shortages, we could be required to increase driver compensation, let trucks sit idle, utilize lower quality drivers or face difficulty meeting customer demands, all of which could adversely affect our growth and profitability.
Similarly, we hire technicians in our FMS business segment to perform vehicle maintenance services on our lease, contract maintenance and rental fleets. Recently there has been a decrease in the overall supply of skilled maintenance technicians, particularly new technicians with qualifications from technical programs and schools, which could make it more difficult to attract and retain skilled technicians. We have 3,700 employees that are organized by labor unions whose wages and benefits are governed by 102 labor agreements that are renegotiated periodically. Some of the industries in which we currently engage have experienced a material work stoppage, slowdown or strike. Our business and operations could be impacted in the event of labor strikes or work stoppages involving our employees organized by labor unions in our FMS, DTS or SCS business segments.

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
Federal Motor Carrier Safety Administration (FMCSA) Program. The FMCSA's program may increase cost for our customers given the potential impact to the driver pool, the additional hours of service requirements and additional investment in vehicle equipment. In addition, although Ryder's scores are below the thresholds, if performance changed, we could risk intervention that may create risk to our operating authority.
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
International. We currently operate in Canada, Europe, Mexico and Asia, where we are subject to compliance with local laws and regulatory requirements of foreign jurisdictions, including local tax laws, and compliance with the Foreign Corrupt Practices Act. Local laws and regulatory requirements may vary significantly from country to country. Customary levels of compliance with local regulations and the tolerance for noncompliance by regulatory authorities may also vary in different countries and geographical locations, and impact our ability to successfully implement our compliance and business initiatives in certain jurisdictions. Also, adherence to rigorous local laws and regulatory requirements may limit our ability to expand into certain international markets and result in residual liability for legal claims and tax disputes arising out of previously discontinued operations.
Environmental. Regulations governing exhaust emissions that have been enacted over the last few years could adversely impact our business. The Environmental Protection Agency (EPA) issued regulations that required progressive reductions in exhaust emissions from certain diesel engines from 2007 through 2010. Emissions standards require reductions in the sulfur content of diesel fuel since June 2006. Also, the first phase of progressively stringent emissions standards relating to emissions after-treatment devices was introduced on newly-manufactured engines and vehicles utilizing engines built after January 1, 2007. The second phase, which required an additional after-treatment system, became effective after January 1, 2010. We face additional technology changes under EPA regulations that went into effect in 2014, which require modifications to existing vehicle chassis and engine combinations. The 2014 regulations require reductions in carbon dioxide, which can only be reduced by improving fuel economy, and which require compliance with different emissions standards for both engines and chassis, based on vocation. OEMs may be required to install additional engine componentry, additional aerodynamics on chassis and low-rolling resistance tires to comply with the regulations, which may result in higher operating costs associated with the more complex componentry and a shorter useful tread life for tires and increased operating costs for customers and us. Additional EPA regulations are expected to go into effect in 2017 that may further impact our business. Although customers may see reduced fuel consumption under the new standards, this could be offset by higher maintenance costs per mile. Each of these requirements could result in higher prices for vehicles, diesel engine fuel and vehicle maintenance, which are passed on to our customers, as well as higher maintenance costs and uncertainty as to reliability of the new engines, all of which could, over time, increase our costs and adversely affect our business and results of operations. The new technology may also impact the residual values of these vehicles when sold in the future. Future regulation of other environmental matters, including potential limits on carbon emissions under climate-change legislation, could also impact our business and profitability if enacted.

Lease Accounting Rules. Demand for our full service lease product line is based in part on customers' decisions to lease rather than buy vehicles. A number of factors can impact whether customers decide to lease or buy vehicles, including economic benefits, accounting considerations, tax treatment, interest rates and operational flexibility. In 2013, the Financial Accounting Standards Board issued its latest proposed update to accounting standards that would involve a new approach to lease accounting that differs from current practice. Most notably, the new approach would eliminate off-balance sheet treatment of leases and require lessees to recognize leased assets on their balance sheets. If the proposed accounting standard becomes effective in its current form, it could be perceived to make leasing a less attractive option for some of our full service lease customers.
Income Taxes. The U.S. Congress, the Organization for Economic Co-operation and Development (“OECD”), the European Union, and other government agencies in jurisdictions in which we and our affiliates invest or do business have maintained a focus on the taxation of multinational companies. The OECD, which represents a coalition of member countries, is supporting changes to numerous long-standing tax principles through its base erosion and profit shifting (“BEPS”) project, which is focused on a number of issues, including the shifting of profits between affiliated entities in different tax jurisdictions.  The European Union has a number of on-going tax initiatives.  Additionally, Congress has announced proposals for potential reform to the U.S. federal income tax rules for businesses such as, reducing the top marginal rate on corporations and limiting accelerated depreciation deductions.  Several of these proposals for reform, if enacted by the United States or by other countries in which we or our affiliates invest or do business, could adversely affect us. It is unclear what any actual legislation would provide, when it would be proposed or what its prospects for enactment would be.
Volatility in assumptions and asset values related to our pension plans may reduce our profitability and adversely impact current funding levels.
We historically sponsored a number of defined benefit plans for employees in the U.S., U.K. and other foreign locations. The retirement benefits under the defined benefit plans are frozen for non-grandfathered and certain non-union employees. Our major defined benefit plans are funded, with trust assets invested in a diversified portfolio. The cash contributions made to our defined benefit plans are required to comply with minimum funding requirements imposed by employee benefit and tax laws. The projected benefit obligation and assets of our global defined benefit plans as of December 31, 2015 were $2.1 billion and $1.6 billion, respectively. The difference between plan obligations and assets, or the funded status of the plans, is a significant factor in determining pension expense and the ongoing funding requirements of those plans. Macroeconomic factors, as well as changes in investment returns and discount rates used to calculate pension expense and related assets and liabilities can be volatile and may have an unfavorable impact on our costs and funding requirements. Although we have actively sought to control increases in these costs and funding requirements through investment policies and plan contributions, and more recently through a lump-sum buyout offer, there can be no assurance that we will succeed, and continued cost pressure could reduce the profitability of our business and negatively impact our cash flows.
We also participate in certain U.S. multi-employer pension (MEP) plans that provide defined benefits to employees covered by collective bargaining agreements. In the event that we withdraw from participation in one of these plans, then applicable law could require us to make an additional lump-sum contribution to the plan. Our withdrawal liability for any MEP plan would depend on the extent of the plan's funding of vested benefits. Economic conditions have caused MEP plans to be significantly underfunded. As a result, although we have taken steps in recent years to withdraw from these MEP plans, we may still have liability for at least a period of time following our withdrawal. If the financial condition of the MEP plans were to continue to deteriorate, we could be subject to additional assessments.
We establish self-insurance reserves based on historical loss development factors, which could lead to adjustments in the future based on actual development experience.
We retain a portion of the accident risk under vehicle liability and workers' compensation insurance programs. Our self-insurance accruals are based on actuarially estimated, undiscounted cost of claims, which includes claims incurred but not reported. While we believe that our estimation processes are well designed, every estimation process is inherently subject to limitations. Fluctuations in the frequency or severity of accidents make it difficult to precisely predict the ultimate cost of claims. The actual cost of claims can be different than the historical selected loss development factors because of safety performance, payment patterns and settlement patterns. For a detailed discussion on our accounting policies and assumptions relating to our self-insurance reserves, please see the “Critical Accounting Estimates - Self-Insurance Accruals” section in Management's Discussion and Analysis of Financial Condition and Results of Operations.

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
We maintain 606 FMS properties in the U.S., Puerto Rico and Canada; we own 396 of these and lease the remaining 210. Our FMS properties are primarily comprised of maintenance facilities generally including a repair shop, rental counter, fuel service island, administrative offices, and used vehicle retail sales centers.
Additionally, we manage 165 on-site maintenance facilities, located at customer locations.
We also maintain 172 locations in the U.S. and Canada in connection with our domestic SCS business. Almost all of our SCS locations are leased and generally include a warehouse and administrative offices.
We maintain 107 international locations (locations outside of the U.S. and Canada) for our international businesses. There are 52 locations in the U.K. and Germany, 50 locations in Mexico and 5 locations in China and Singapore. The majority of these locations are leased and may be a repair shop, warehouse or administrative office.
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

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Ryder Common Stock Prices

	Stock Price		Dividends per Common Share
	High	Low
2015
First quarter	$99.32	82.29	0.37
Second quarter	100.64	86.75	0.37
Third quarter	93.86	72.66	0.41
Fourth quarter	76.33	53.54	0.41

2014
First quarter	$80.62	64.36	0.34
Second quarter	89.25	77.93	0.34
Third quarter	93.87	84.20	0.37
Fourth quarter	95.82	77.14	0.37
Our common shares are listed on the New York Stock Exchange under the trading symbol “R.” At January 31, 2016, there were 7,410 common stockholders of record and our stock price on the New York Stock Exchange was $53.17.

Performance Graph
The following graph compares the performance of our common stock with the performance of the Standard & Poor’s 500 Composite Stock Index and the Dow Jones Transportation 20 Index for a five year period by measuring the changes in common stock prices from December 31, 2010 to December 31, 2015.

Dollars
250
210
170
130
90

	2010	2011	2012	2013	2014	2015
Ryder System, Inc.	$100.00	103.22	99.58	150.32	192.29	119.97
S&P 500 Index	$100.00	102.08	118.39	156.70	178.10	180.56
Dow Jones Index	$100.00	99.98	107.47	151.93	189.99	158.20

The stock performance graph assumes for comparison that the value of the Company’s Common Stock and of each index was $100 on December 31, 2010 and that all dividends were reinvested. Past performance is not necessarily an indicator of future results.

Purchases of Equity Securities
The following table provides information with respect to purchases we made of our common stock during the quarter ended December 31, 2015:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Number of Shares That May Yet Be Purchased Under the Anti-Dilutive Program (2)
October 1 through October 31, 2015	—	$—	—	607,615
November 1 through November 30, 2015	86	66.67	—	607,615
December 1 through December 31, 2015	736	57.34	—	2,000,000
Total	822	$58.31	—
______________

(1)
During the three months ended December 31, 2015, we purchased an aggregate of 822 shares of our common stock in employee-related transactions. Employee-related transactions may include: (i) shares of common stock delivered as payment for the exercise price of options exercised or to satisfy the option holders’ tax withholding liability associated with our share-based compensation programs and (ii) open-market purchases by the trustee of Ryder’s deferred compensation plans relating to investments by employees in our stock, one of the investment options available under the plans.

(2)
In December 2015, our Board of Directors authorized a new share repurchase program intended to mitigate the dilutive impact of shares issued under our employee stock plans.  Under the December 2015 program, management is authorized to repurchase (i) up to 1.5 million shares of common stock, the sum of  which will not exceed the number of shares issued to employees under the Company’s employee stock plans from December 1, 2015 to December 9, 2017  plus (ii) 0.5 million shares issued to employees that were not purchased under the Company’s previous share repurchase program. The December 2015 program limits aggregate share repurchases to no more than 2 million shares of Ryder common stock.  Share repurchases of common stock are made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. Management may establish prearranged written plans for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the December 2015 program, which allow for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan.

Securities Authorized for Issuance under Equity Compensation Plans

The following table includes information as of December 31, 2015 about certain plans which provide for the issuance of common stock in connection with the exercise of stock options and other share-based awards.

Plans	Number of Securities to be issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (a)
	(a)		(b)		(c)
Equity compensation plans approved by security holders:
Broad based employee stock plans	1,755,129	(1)	$68.13	(3)	1,194,719
Employee stock purchase plan	—		—		134,730
Non-employee directors' stock plans	162,450	(2)	—		39,098
Total	1,917,579		$68.13		1,368,547
_______________

(1)
Includes 548,493 time-vested and performance-based restricted stock awards. Also includes 38,105 performance-based restricted stock rights not considered granted under accounting guidance for stock compensation. Refer to Note 22, "Share-Based Compensation Plans", for additional information.

(2)
Includes 62,421 restricted stock units and time-vested restricted stock awards, of which 5,645 time-vested restricted stock awards vested in previous years and are not exercisable until six months after the director's retirement.

(3)	Weighted-average exercise price of outstanding options excludes restricted stock awards and restricted stock units.

ITEM 6. SELECTED FINANCIAL DATA
The following selected consolidated financial information should be read in conjunction with Items 7 and 8 of this report. During 2015, we determined that the structure of our sale and leaseback transactions did not qualify for deconsolidation and should not be treated as off-balance sheet operating leases. Consolidated financial information for 2012 through 2014 has been revised to conform to the 2015 presentation. Adjustments made to prior years were not material. Refer to Note 3, "Revision of Prior Period Financial Statements" in the Notes to Consolidated Financial Statements for further discussion of the revision. Consolidated financial information for 2011 was not revised as transactions impacting this period were more limited.

	Years ended December 31
	2015	2014	2013	2012	2011
	(Dollars and shares in thousands, except per share amounts)
Operating Data:
Total Revenue	$6,571,893	6,638,774	6,419,285	6,256,967	6,050,534
Operating Revenue (1)	$5,561,077	5,252,217	4,965,818	4,770,259	4,554,322
Earnings from continuing operations	$305,989	220,225	243,275	200,668	171,368
Comparable earnings from continuing operations (2)	$327,331	296,868	256,640	226,584	191,685
Net earnings (3)	$304,768	218,341	237,871	209,748	169,777
Per Share Data:
Earnings from continuing operations -Diluted	$5.73	4.14	4.63	3.90	3.31
Comparable earnings from continuing operations -Diluted (2)	$6.13	5.58	4.88	4.40	3.71
Net earnings -Diluted (3)	$5.71	4.11	4.53	4.08	3.28
Cash dividends	$1.56	1.42	1.30	1.20	1.12
Book value (4)	$37.15	34.30	35.56	28.56	25.77
Financial Data:
Total assets (5)	$10,967,809	9,850,871	9,168,340	8,450,808	7,586,409
Average assets (5), (6)	$10,478,075	9,625,474	8,704,295	8,167,290	7,230,624
Return on average assets (%) (5), (6)	2.9	2.3	2.7	2.6	2.3
Long-term debt	$4,883,326	4,694,335	4,022,975	3,589,070	3,107,779
Total debt	$5,517,856	4,730,619	4,295,178	3,993,825	3,382,145
Shareholders’ equity (4)	$1,987,111	1,819,087	1,896,561	1,467,237	1,318,153
Debt to equity (%) (4)	278	260	227	272	257
Average shareholders’ equity (4), (6)	$1,894,917	1,925,824	1,593,942	1,405,640	1,428,048
Return on average shareholders’ equity (%) (4), (6)	16.1	11.3	14.9	14.9	11.9
Adjusted return on average capital (%) (6), (7)	5.8	5.8	5.8	5.7	5.7
Net cash provided by operating activities from continuing operations	$1,441,788	1,382,818	1,251,811	1,160,175	1,041,956
Free cash flow (8)	$(727,714)	(315,116)	(339,596)	(488,373)	(256,773)
Capital expenditures paid	$2,667,978	2,259,164	2,122,628	2,133,235	1,698,589
Other Data:
Average common shares — Diluted	53,260	53,036	52,071	50,740	50,878
Number of vehicles — Owned and leased	185,200	174,100	172,100	172,500	169,900
Average number of vehicles — Owned and leased	180,500	172,800	171,200	173,700	160,900
Number of employees	33,100	30,600	28,900	27,700	27,500
_____________________

(1)	Non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for a reconciliation of total revenue to operating revenue.

(2)
Non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section in Item 7 of this report for a reconciliation of net earnings from continuing operations to comparable earnings from continuing operations and net earnings from continuing operations per diluted common share to comparable earnings per diluted common share.

(3)
Net earnings in 2015, 2014, 2013, 2012 and 2011 included (losses)/earnings from discontinued operations of $(1) million, or $(0.02) per diluted common share, $(2) million, or $(0.03) per diluted common share, $(5) million, or $(0.10) per diluted common share, $9 million, or $0.18 per diluted common share, and $(2) million, or $(0.03) per diluted common share, respectively.

(4)
Shareholders’ equity at December 31, 2015, 2014, 2013, 2012 and 2011 reflected cumulative after-tax equity charges of $577 million, $584 million, $474 million, $645 million, and $595 million, respectively, related to our pension and postretirement plans.

(5)	Includes the impact of the reclassification of current deferred tax assets to non-current as discussed in Note 2, "Recent Accounting Pronouncements."

(6)	Amounts were computed using an 8-point average based on quarterly information.

(7)
Our adjusted return on average capital (ROC), a non-GAAP financial measure, represents the rate of return generated by the capital deployed in our business. We use ROC as an internal measure of how effectively we use the capital invested (borrowed or owned) in our operations. Refer to the “Non-GAAP Financial Measures” section in Item 7 of this report for a reconciliation of adjusted return on average capital to return on average shareholders’ equity .

(8)	Non-GAAP financial measure. Refer to the “Financial Resources and Liquidity” section in Item 7 of this report for a reconciliation of net cash provided by operating activities to free cash flow.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with our consolidated financial statements and related notes contained in Item 8 of this report on Form 10-K. The following MD&A describes the principal factors affecting results of operations, financial resources, liquidity, contractual cash obligations, and critical accounting estimates. The information presented in the MD&A is for the years ended December 31, 2015, 2014 and 2013 unless otherwise noted.
OVERVIEW
Ryder System, Inc. (Ryder) is a global leader in transportation and supply chain management solutions. Our operating segments are aggregated into reportable business segments based upon similar economic characteristics, products, services, customers and delivery methods. During the first quarter of 2015, our management structure changed within the supply chain business. We created the role of President of DTS for the dedicated product offering which was previously within SCS. Beginning in 2015, we are reporting our financial performance based on three business segments: (1) FMS, which provides full service leasing, commercial rental, contract maintenance, and contract-related maintenance of trucks, tractors and trailers to customers principally in the U.S., Canada and the U.K.; (2) DTS, which provides vehicles and drivers as part of a dedicated transportation solution in the U.S.; and (3) SCS, which provides comprehensive supply chain solutions including distribution and transportation services in North America and Asia. Dedicated transportation services provided as part of an integrated, multi-service, supply chain solution to SCS customers are reported in the SCS business segment.
The FMS business, our largest segment, had revenue (net of intercompany eliminations) and assets in 2015 of $4.13 billion and $10.08 billion, respectively, representing 63% of our consolidated revenue and 92% of consolidated assets. DTS revenue and assets in 2015 were $896 million and $276 million, respectively, representing 14% of our consolidated revenue and 2% of consolidated assets. SCS revenue and assets in 2015 were $1.55 billion and $637 million, respectively, representing 23% of our consolidated revenue and 6% of consolidated assets.
We periodically enter into sale and leaseback transactions to lower the total cost of funding our operations and to diversify funding among different classes of investors and among different types of funding instruments. The related leasebacks were historically treated as off-balance sheet operating leases and were included in our reported leverage ratios. During 2015, we reviewed and evaluated the structure of the leasebacks and determined they did not qualify for deconsolidation. The prior year amounts, which were not material, have been revised to conform to the current period presentation. Refer to Note 3, "Revision of Prior Period Financial Statements" in the Notes to Consolidated Financial Statements for further discussion of the revision to our historical financial statements.

At the beginning of 2015, we also revised the reporting of operating revenue, a non-GAAP financial measure. In addition to excluding FMS fuel services revenue and subcontracted transportation from the calculation of operating revenue, we also now exclude DTS and SCS fuel costs. Prior year amounts have been revised to conform to the current period presentation. The revisions were not material and did not impact segment earnings.

We operate in highly competitive markets. Our customers select us based on numerous factors including service quality, price, technology and service offerings. As an alternative to using our services, customers may choose to provide these services for themselves, or may choose to obtain similar or alternative services from other third-party vendors. Our customer base includes enterprises operating in a variety of industries including automotive, industrial, food and beverage service, consumer packaged goods (CPG), transportation and warehousing, technology and healthcare, retail, consumer brands, housing, business and personal services, and paper and publishing.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

The following discussion provides a summary of financial highlights that are discussed in more detail throughout our MD&A and within the Notes to Consolidated Financial Statements:

				Change
	2015	2014	2013	2015/2014	2014/2013
	(Dollars in thousands, except per share amounts)
Total revenue	$6,571,893	6,638,774	6,419,285	(1)%	3%
Operating revenue (1)	5,561,077	5,252,217	4,965,818	6%	6%

Earnings before income taxes (EBT)	$469,215	338,267	369,015	39%	(8)%
Comparable EBT (2)	505,960	462,991	393,146	9%	18%
Earnings from continuing operations	305,989	220,225	243,275	39%	(9)%
Comparable earnings from continuing operations (2)	327,331	296,868	256,640	10%	16%
Net earnings	304,768	218,341	237,871	40%	(8)%
Earnings per common share — Diluted
Continuing operations	$5.73	4.14	4.63	38%	(11)%
Comparable (2)	6.13	5.58	4.88	10%	14%
Net earnings	5.71	4.11	4.53	39%	(9)%
_________________

(1)
We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of our core businesses and as a measure of sales activity. FMS fuel services revenue and DTS and SCS fuel are ancillary services that we provide our customers and are impacted by fluctuations in market fuel prices.  Therefore, these items are excluded from operating revenue as the costs are largely a pass-through to our customers, resulting in minimal changes in our profitability during periods of steady market fuel prices. However, profitability may be positively or negatively impacted by rapid changes in market fuel prices during a short period of time as customer pricing for fuel services is established based on trailing market fuel costs. We also exclude subcontracted transportation from the calculation of operating revenue as this service is also typically a pass-through to our customers and therefore fluctuations result in minimal changes to our profitability.  Refer to the “Non-GAAP Financial Measures” section for a reconciliation of total revenue to operating revenue.

(2)
Non-GAAP financial measure. We believe comparable EBT, comparable earnings and comparable earnings per diluted common share, all from continuing operations, provide useful information to investors because they exclude non-operating pension costs, which we consider to be those impacted by financial market performance and outside the operational performance of the business, and other significant items that are unrelated to our ongoing business operations. Refer to the "Non-GAAP Financial Measures" section for a reconciliation of EBT, earnings from continuing operations and earnings per diluted common share from continuing operations to the comparable measures.

In 2015, total revenue decreased 1% to $6.57 billion while operating revenue increased 6% to $5.56 billion. Total revenue declined due to lower fuel prices largely passed through to customers and negative impacts from foreign exchange, offset by higher operating revenue. The increase in operating revenue was driven by growth in all three business segments partially offset by a 200 basis point impact from foreign exchange. FMS operating revenue growth was due to a larger full service lease fleet, higher prices on lease replacement vehicles, increased North American rental demand and higher rental pricing. We increased our full service lease fleet by 6,300 vehicles during the year due to new sales activity. DTS and SCS operating revenue growth was due to new business, increased pricing and higher volumes. The increase in EBT and earnings from continuing operations largely reflects the 2014 non-cash pension settlement loss of $97 million, $61 million after-tax, from the lump sum settlement of a portion of our U.S. pension plan obligation. Comparable EBT increased 9% from higher full service lease and commercial rental performance in FMS and new business and increased pricing in SCS and DTS. Improved results were partially offset by lower gains on used vehicle sales and a 100 basis point impact from foreign exchange.
Cash provided by operating activities from continuing operations increased to $1.44 billion in 2015 compared with $1.38 billion in 2014. Free cash flow from continuing operations, a non-GAAP financial measure, declined to negative $728 million in 2015 from negative $315 million in 2014 reflecting higher capital expenditures and lower proceeds from vehicle sales.
Capital expenditures increased 17% to $2.70 billion in 2015 reflecting planned higher investments in the full service lease and commercial rental fleets. Our debt balance increased 17% to $5.52 billion at December 31, 2015 due to negative free cash flow reflecting the increased investments in our full service lease and commercial rental fleets to support growth. Our debt to equity ratio increased to 278% from 260% in 2014, largely driven by the effects of foreign exchange and higher borrowings to fund capital expenditures.
We increased our annual dividend by 11% to $1.64 per share of common stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

2016 Outlook

In 2016, we expect to deliver another year of solid growth. We anticipate that secular trends favoring outsourcing will drive continued revenue and earnings growth in our contractual businesses across all three segments. We expect significant lease fleet growth of 3,500 vehicles. However, we have assumed a further deterioration in used vehicle pricing, with tractor pricing anticipated to decrease by approximately 20% from the peak in the second quarter 2015. Given the potential uncertainty around 2016 freight levels, we have also planned for lower rental demand and minimal rental capital spending, reducing our exposure in this transactional business. Based on forecasted 2016 business levels, we have taken necessary cost actions including a cutback in discretionary spending and a modest reduction in workforce. The net earnings improvements from the above factors are expected to be partially offset by a higher tax rate and an anticipated negative impact from foreign exchange.

We expect positive free cash flow in 2016, demonstrating the counter-cyclical nature of our business model. Given the increase in free cash flow, we expect leverage to significantly decline during the year. This decline will provide additional balance sheet flexibility and based on forecasted leverage, we expect to resume anti-dilutive share repurchases in the second half of the year, with year-end leverage expected near the midpoint of our long-term range.

We forecast 2016 comparable earnings from continuing operations of $6.10 to $6.30 per diluted share, compared with $6.13 per diluted share in 2015. Earnings comparisons exclude non-operating pension costs of $0.27 per diluted share in 2016, as well as non-operating pension, restructuring and other net charges of $0.40 in 2015. Total revenue for 2016 is expected to be up 6% to approximately $7.0 billion. Operating revenue for 2016 is forecast to be up 5% to approximately $5.8 billion.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

FULL YEAR CONSOLIDATED RESULTS

Revenue and cost of revenue by source
Total revenue decreased 1% in 2015 to $6.57 billion and increased 3% in 2014 to $6.64 billion. Operating revenue (revenue excluding all fuel and subcontracted transportation) increased 6% in 2015 to $5.56 billion and increased 6% in 2014 to $5.25 billion. The following table summarizes the components of the change in revenue on a percentage basis versus the prior year:

	2015		2014
	Total	Operating	Total	Operating
Organic price and volume	8%	8%	4%	6%
Fuel	(6)	—	(1)	—
Subcontracted transportation	(1)	—	—	—
Foreign exchange	(2)	(2)	—	—
Total (decrease)/increase	(1)%	6%	3%	6%
Lease and Rental

				Change
	2015	2014	2013	2015/2014	2014/2013
	(Dollars in thousands)
Lease and rental revenues	$3,121,553	2,939,422	2,770,026	6%	6%
Cost of lease and rental	2,153,450	2,036,881	1,925,546	6%	6%
Gross margin	968,103	902,541	844,480	7%	7%
Gross margin %	31%	31%	30%
Lease and rental revenues represent full service lease and commercial rental product offerings within our FMS business segment. Revenues increased 6% in 2015 to $3.12 billion and increased 6% in 2014 to $2.94 billion. In 2015, the increase was primarily driven by a 4% larger average full service lease fleet, higher prices on full service lease vehicles and increased commercial rental revenue. Foreign exchange negatively impacted revenue growth by 200 basis points. Commercial rental revenue grew due to increased North American demand and higher rental pricing (up 3% in 2015). In 2014, the increase was primarily driven by higher prices on full service lease vehicles, full service lease fleet growth and increased commercial rental revenue due to higher pricing and increased North American demand.
Cost of lease and rental represents the direct costs related to lease and rental revenues. These costs are comprised of depreciation of revenue earning equipment, maintenance costs (primarily repair parts and labor), and other fixed costs such as licenses, insurance and operating taxes. Cost of lease and rental excludes interest costs from vehicle financing. Cost of lease and rental increased 6% in both 2015 and 2014 to $2.15 billion and $2.04 billion, respectively. In 2015, the increase was due to higher depreciation, insurance and maintenance costs resulting from a 4% larger average lease fleet and a 7% larger average rental fleet. The 2014 increase was due to increased depreciation and maintenance costs from a 2% larger average lease fleet and a 6% larger average rental fleet. Cost of lease and rental benefited by $40 million in 2015 and $25 million in 2014 due to changes in estimated residual values and useful lives of revenue earning equipment effective January 1 of each respective year.
Lease and rental gross margin increased 7% to $968 million and gross margin as a percentage of revenue remained at 31% in 2015. Gross margin increased 7% to $903 million and gross margin as a percentage of revenue increased to 31% in 2014. The increase in gross margin dollars in both 2015 and 2014 was due to higher per-vehicle pricing and benefits from improved vehicle residual values.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Services

				Change
	2015	2014	2013	2015/2014	2014/2013
	(Dollars in thousands)
Services revenue	$2,912,063	2,911,465	2,819,673	—%	3%
Cost of services	2,413,156	2,447,867	2,359,880	(1)%	4%
Gross margin	498,907	463,598	459,793	8%	1%
Gross margin %	17%	16%	16%
Services revenue represents all the revenues associated with our DTS and SCS business segments as well as contract maintenance, contract-related maintenance and fleet support services associated with our FMS business segment. Services revenue was consistent in 2015 with the prior year as new business, increased pricing and higher volumes in our SCS and DTS business segments were offset by lower fuel prices and negative impacts from foreign exchange. Foreign exchange negatively impacted revenue growth by 200 basis points. Services revenue increased 3% in 2014 to $2.91 billion primarily due to new business and higher volumes in our SCS and DTS business segments and, to a lesser extent, higher contract-related maintenance revenue in our FMS business segment.
Cost of services represents the direct costs related to services revenue and is primarily comprised of salaries and employee-related costs, subcontracted transportation (purchased transportation from third parties) and maintenance costs. Cost of services decreased 1% in 2015 to $2.41 billion due to lower fuel costs as well as lower shutdown costs in our SCS business, partially offset by increased insurance and compensation-related costs. The decrease in cost of services also reflects higher prior-year start-up and severe winter weather-related costs. Cost of services increased 4% in 2014 to $2.45 billion due to an increase in revenue.
Services gross margin increased 8% to $499 million in 2015 and increased 1% to $464 million in 2014 due to higher revenue. Services gross margin as a percentage of revenue increased to 17% in 2015 due to lower costs and remained at 16% in 2014.
Fuel

				Change
	2015	2014	2013	2015/2014	2014/2013
	(Dollars in thousands)
Fuel services revenue	$538,277	787,887	829,586	(32)%	(5)%
Cost of fuel services	519,843	768,292	814,058	(32)%	(6)%
Gross margin	18,434	19,595	15,528	(6)%	26%
Gross margin %	3%	2%	2%
Fuel services revenue decreased 32% in 2015 to $538 million and decreased 5% in 2014 to $788 million. In both 2015 and 2014, the revenue decrease was due to lower fuel prices passed through to customers. In addition, foreign exchange negatively impacted revenue growth by 100 basis points in 2015. In 2014, the decrease in revenue was also due to fewer gallons sold.
Cost of fuel services includes the direct costs associated with providing our customers with fuel. These costs include fuel, salaries and employee-related costs of fuel island attendants and depreciation of our fueling facilities and equipment. Cost of fuel decreased 32% in 2015 to $520 million and decreased 6% in 2014 to $768 million due to lower fuel prices. In 2014, the cost decrease was also due to fewer gallons sold.
Fuel services gross margin decreased 6% to $18 million in 2015 and increased 26% to $20 million in 2014. Fuel is largely a pass-through to customers for which we realize minimal changes in margin during periods of steady market fuel prices. However, fuel services margin is impacted by sudden increases or decreases in market fuel prices during a short period of time as customer pricing for fuel is established based on trailing market fuel costs. Fuel services gross margin as a percentage of revenue increased to 3% in 2015 and remained at 2% in 2014.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

				Change
	2015	2014	2013	2015/2014	2014/2013
	(In thousands)
Other operating expenses	$135,038	126,572	131,659	7%	(4)%
Other operating expenses include costs related to our owned and leased facilities within the FMS business segment such as depreciation, rent, insurance, utilities and taxes. These facilities are utilized to provide maintenance to our lease, rental, contract maintenance and fleet support services customers. Other operating expenses also include the costs associated with used vehicle sales such as writedowns of used vehicles to fair market value and facilities costs. Other operating expenses increased 7% to $135 million in 2015 primarily due to higher write-downs on vehicles held for sale of $7 million. Other operating expenses decreased 4% to $127 million in 2014 primarily due to lower write-downs on vehicles held for sale, partially offset by higher maintenance costs on FMS facilities due to severe winter weather.

				Change
	2015	2014	2013	2015/2014	2014/2013
	(Dollars in thousands)
Selling, general and administrative expenses (SG&A)	$844,497	816,975	790,681	3%	3%
Percentage of total revenue	13%	12%	12%
Percentage of operating revenue	15%	16%	16%
SG&A expenses increased 3% to $844 million in 2015 and increased 3% to $817 million in 2014. SG&A expenses as a percent of total revenue increased to 13% in 2015 and remained at 12% in 2014. The increase in SG&A expenses in 2015 primarily reflects higher professional fees and compensation-related expenses, strategic investments in information technology and a settlement of a customer-extended insurance claim; partially offset by foreign exchange. Foreign exchange reduced growth in SG&A expenses by 200 basis points. SG&A expenses as a percent of total revenue in 2015 increased due to the impact of lower fuel prices on total revenue. The increase in SG&A expenses in 2014 reflects higher pension expense driven by pension settlement charges related to our multi-employer pension plans of $13 million, partially offset by higher than expected asset returns in 2013 and lower service costs. The increase in SG&A expenses in 2014 also reflects higher compensation-related expenses and investments in information technology and marketing.

	2015	2014	2013
	(Dollars in thousands)
Pension lump sum settlement expense	$—	97,231	—
In 2014, we reduced the size and potential volatility of our U.S. pension plan obligation by offering former employees a one-time option to receive a lump sum distribution of their vested benefits. The offer was made to approximately 11,000 former employees and approximately 6,200 of those employees accepted. In December 2014, we made payments totaling $224 million from the U.S. defined benefit plan assets, which resulted in a settlement of $259 million, or 12%, of our U.S. pension obligation. The transaction resulted in a non-cash pension settlement loss of $97 million. Refer to Note 23, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements for additional information.

				Change
	2015	2014	2013	2015/2014	2014/2013
	(In thousands)
Gains on vehicle sales, net	$117,809	126,824	96,175	(7)%	32%
Gains on vehicle sales, net decreased 7% to $118 million in 2015 due to lower sales volume, partially offset by higher average proceeds per unit. Sales volume decreased 14% and global average proceeds per unit increased 9% in 2015 reflecting increases in average truck and tractor proceeds per unit, especially in the first half of 2015. Used vehicle sales inventory increased 45% from 5,500 to 8,000 at December 31, 2015 due to initiatives to downsize the rental fleet that increased the number of vehicles held for sale at the end of the year and, to a lesser extent, lower sales volume. Gains on vehicle sales, net increased 32% to $127 million in 2014 due to higher average proceeds per unit, partially offset by lower sales volume.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

				Change
	2015	2014	2013	2015/2014	2014/2013
	(Dollars in thousands)
Interest expense	$150,434	144,739	140,463	4%	3%
Effective interest rate	2.9%	3.1%	3.5%
Interest expense increased 4% to $150 million in 2015 and increased 3% to $145 million in 2014. The increases in 2015 and 2014 reflect higher average outstanding debt, partially offset by a lower effective interest rate. The increase in average outstanding debt reflects planned higher vehicle capital spending. The lower effective interest rate primarily reflects the replacement of higher interest rate debt with debt issuances at lower rates.

	2015	2014	2013
	(In thousands)
Miscellaneous income, net	$10,156	13,613	15,372
Refer to Note 28, “Miscellaneous Income, Net” in the Notes to Consolidated Financial Statements for a discussion of the components of miscellaneous income.

	2015	2014	2013
	(In thousands)
Restructuring and other charges (recoveries), net	$14,225	2,387	(470)
During the fourth quarters of 2015 and 2014, we approved plans to reduce our workforce in multiple locations as a result of cost containment actions. These actions resulted in pre-tax charges of $9 million in 2015 and $2 million in 2014. The workforce reduction approved in 2015 will be substantially completed by the end of the first quarter of 2016 and is expected to result in annual cost savings of approximately $22 million. During the fourth quarter of 2015, we also committed to a plan to divest our Ryder Canadian Retail Shippers Association Logistics operations and shutdown our Ryder Container Terminals business in Canada. As a result, we recognized charges of $3 million for employee termination costs and $2 million for asset impairment to adjust assets held for sale to fair value. Refer to Note 5, “Restructuring and Other Charges (Recoveries)” in the Notes to Consolidated Financial Statements for further discussion.

				Change
	2015	2014	2013	2015/2014	2014/2013
	(Dollars in thousands)
Provision for income taxes	$163,226	118,042	125,740	38%	(6)%
Effective tax rate from continuing operations	34.8%	34.9%	34.1%
Our provision for income taxes and effective income tax rates are impacted by such items as enacted tax law changes, settlement of tax audits and the reversal of reserves for uncertain tax positions due to the expiration of statutes of limitation. In the aggregate, these items reduced the effective rate by 2.2% in 2015, 1.8% in 2014 and 0.8% in 2013. The other components of the effective tax rate in 2015 remained consistent with the prior year. Our effective tax rate in 2014 increased as a result of a higher proportionate amount of earnings in higher tax rate jurisdictions.
On December 18, 2015, the U.S. enacted the Protecting Americans from Tax Hikes Act (PATH). This enactment along with the Tax Increase Prevention Act of 2014, the American Taxpayer Relief Act of 2012, the 2010 Tax Relief, and the Unemployment Insurance Reauthorization and Job Creation Act, expanded and extended bonus depreciation to qualified property placed in service during 2010 through 2019. These changes will continue to significantly reduce our U.S. federal tax payments.

	2015	2014	2013
	(In thousands)
Loss from discontinued operations, net of tax	$(1,221)	(1,884)	(5,404)
Results of discontinued operations in 2015, 2014 and 2013 included losses related to adverse legal developments and professional and administrative fees associated with our discontinued South American operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

FULL YEAR OPERATING RESULTS BY BUSINESS SEGMENT

				Change
	2015	2014	2013	2015/2014	2014/2013
	(In thousands)
Revenue:
Fleet Management Solutions	$4,545,692	4,655,758	4,494,686	(2)%	4%
Dedicated Transportation Solutions	895,538	899,802	831,599	—%	8
Supply Chain Solutions	1,547,763	1,561,347	1,551,464	(1)	1
Eliminations	(417,100)	(478,133)	(458,464)	13	(4)
Total	$6,571,893	6,638,774	6,419,285	(1)%	3%

Operating Revenue:
Fleet Management Solutions	$3,846,046	3,630,521	3,424,485	6%	6%
Dedicated Transportation Solutions	714,453	661,228	599,821	8%	10
Supply Chain Solutions	1,256,309	1,201,250	1,159,361	5	4
Eliminations	(255,731)	(240,782)	(217,849)	(6)	(11)
Total	$5,561,077	5,252,217	4,965,818	6%	6%

EBT:
Fleet Management Solutions	$462,109	433,736	344,169	7%	26%
Dedicated Transportation Solutions	45,800	44,556	40,926	3%	9
Supply Chain Solutions	93,754	77,800	89,033	21	(13)
Eliminations	(47,193)	(41,361)	(35,489)	(14)	(17)
	554,470	514,731	438,639	8	17
Unallocated Central Support Services	(48,510)	(51,740)	(45,493)	6	(14)
Non-operating pension costs	(19,186)	(9,768)	(24,285)	(96)	60
Restructuring and other (charges) recoveries, net and other items	(17,559)	(114,956)	154	NM	NM
Earnings from continuing operations before income taxes	$469,215	338,267	369,015	39%	(8)%

As part of management’s evaluation of segment operating performance, we define the primary measurement of our segment financial performance as EBT from continuing operations, which includes an allocation of Central Support Services (CSS), and excludes non-operating pension costs, restructuring and other charges (recoveries), net, as described in Note 5, “Restructuring and Other Charges (Recoveries),” and the items discussed in Note 25, “Other Items Impacting Comparability,” in the Notes to Consolidated Financial Statements. CSS represents those costs incurred to support all business segments, including human resources, finance, corporate services and public affairs, information technology, health and safety, legal, marketing and corporate communications.
The objective of the EBT measurement is to provide clarity on the profitability of each business segment and, ultimately, to hold leadership of each business segment and each operating segment within each business segment accountable for their allocated share of CSS costs. Segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented. Certain costs are considered to be overhead not attributable to any segment and remain unallocated in CSS. Included within the unallocated overhead remaining within CSS are the costs for investor relations, public affairs and certain executive compensation. See Note 29, “Segment Reporting,” in the Notes to Consolidated Financial Statements for a description of the methodology for allocating the remainder of CSS costs to the business segments.
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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

The following table sets forth equipment contribution included in EBT for our DTS and SCS business segments:

				Change
	2015	2014	2013	2015/2014	2014/2013
	(Dollars in thousands)
Equipment Contribution:
Dedicated Transportation Solutions	$32,471	28,436	23,086	14%	23%
Supply Chain Solutions	14,722	12,925	12,403	14	4
Total	$47,193	41,361	35,489	14%	17%
The following table provides a reconciliation of items excluded from our segment EBT measure to their classification within our Consolidated Statements of Earnings:

Description	Consolidated Statements of Earnings Line Item	2015	2014	2013
		(In thousands)
Non-operating pension costs	SG&A	$(19,186)	(9,768)	(24,285)
Restructuring and other (charges) recoveries, net (1)	Restructuring and other charges	(14,225)	(2,387)	470
Consulting fees (2)	SG&A	(3,843)	(400)	—
Pension settlement benefit (charges) (3)	SG&A	509	(12,564)	(2,820)
Pension lump sum settlement expense (3)	Pension lump sum settlement expense	—	(97,231)	—
Acquisition-related tax adjustment (2)	SG&A	—	(1,808)	—
Acquisition transaction costs	SG&A	—	(566)	—
Foreign currency translation benefit (2)	Miscellaneous income	—	—	1,904
Superstorm Sandy vehicle-related recoveries (3)	Cost of services	—	—	600
		$(36,745)	(124,724)	(24,131)
________________

(1)	See Note 5, “Restructuring and Other Charges (Recoveries),” in the Notes to Consolidated Financial Statements for additional information.

(2)	See Note 25, “Other Items Impacting Comparability,” in the Notes to Consolidated Financial Statements for additional information.

(3)	See Note 23, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements for additional information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Fleet Management Solutions

				Change
	2015	2014	2013	2015/2014	2014/2013
	(Dollars in thousands)
Full service lease	$2,406,711	2,276,381	2,177,419	6%	5%
Contract maintenance	192,470	184,591	180,282	4	2
Contractual revenue	2,599,181	2,460,972	2,357,701	6	4
Commercial rental	940,045	876,994	789,496	7	11
Contract-related maintenance	229,195	221,491	205,258	3	8
Other	77,625	71,064	72,030	9	(1)
Operating revenue (1)	3,846,046	3,630,521	3,424,485	6	6
Fuel services revenue (2)	699,646	1,025,237	1,070,201	(32)	(4)
Total revenue	$4,545,692	4,655,758	4,494,686	(2)%	4%

Segment EBT	$462,109	433,736	344,169	7%	26%

Segment EBT as a % of total revenue	10.2%	9.3%	7.7%	90 bps	160 bps

Segment EBT as a % of operating revenue (1)	12.0%	11.9%	10.1%	10 bps	180 bps
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

Total revenue decreased 2% in 2015 to $4.55 billion and increased 4% in 2014 to $4.66 billion. Operating revenue (revenue excluding fuel) increased 6% in 2015 to $3.85 billion and increased 6% in 2014 to $3.63 billion. The following table summarizes the components of the change in revenue on a percentage basis versus the prior year:

	2015		2014
	Total	Operating	Total	Operating
Organic price and volume	7%	8%	5%	6%
FMS fuel	(7)	—	(1)	—
Foreign exchange	(2)	(2)	—	—
Total (decrease)/increase	(2)%	6%	4%	6%
2015 versus 2014
Full service lease revenue increased 6% in 2015 due to lease fleet growth and higher pricing on replacement vehicles. Foreign exchange negatively impacted full service lease revenue growth by 200 basis points. The average number of full service lease vehicles increased 4% from the prior year, reflecting continued strong sales activity. We expect favorable full service lease comparisons to continue next year primarily due to strong 2015 sales activity, as well as 2016 activity. Commercial rental revenue increased 7% in 2015 reflecting higher North American demand and increased pricing (up 3% in 2015). Foreign exchange negatively impacted commercial rental revenue growth by 200 basis points. We expect unfavorable commercial rental comparisons next year based on a weaker demand environment. Contract maintenance revenue increased 4% in 2015 primarily due to higher volumes and new business. Contract-related maintenance revenue increased 3% in 2015, reflecting higher volumes and new business. Both contract-related maintenance and contract maintenance were positively impacted in 2015 by the full year impact of the 2014 acquisition of Bullwell Trailer Solutions. Fuel services revenue declined 32% in 2015 due to lower prices passed through to customers.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

FMS EBT increased 7% in 2015 to $462 million primarily due to higher full service lease results and strong commercial rental performance, partially offset by lower used vehicle sales results. Full service lease comparisons benefited from growth in fleet size and higher per-vehicle pricing. Commercial rental performance improved 8% in 2015 from the prior year reflecting increased North American demand and higher pricing (up 3% in 2015). Rental power fleet utilization was 76.5% in 2015, down from 77.6% in 2014 on an 8% larger average rental power fleet. Full service lease and commercial rental results benefited from lower depreciation of $40 million due to residual value changes implemented January 1, 2015. Used vehicle sales results decreased due to lower volume, partially offset by higher proceeds per unit.

2014 versus 2013
Full service lease revenue increased 5% in 2014 due to lease fleet growth and higher pricing on replacement vehicles. The average number of full service lease vehicles increased 2% from the prior year. Commercial rental revenue increased 11% in 2014 reflecting increased global rental pricing (up 4% in 2014) and increased demand. Contract-related maintenance revenue increased 8% in 2014 reflecting higher volumes of services and growth in our on-demand maintenance product. Contract maintenance revenue increased 2% in 2014 primarily due to new business. Both contract-related maintenance and contract maintenance were positively impacted by the acquisition of Bullwell Trailer Solutions on August 1, 2014. Fuel services revenue declined 4% in 2014 due to lower prices passed through to customers and fewer gallons sold.
FMS EBT increased 26% in 2014 to $434 million primarily due to strong commercial rental performance, significantly higher used vehicle sales results and better full service lease results. Commercial rental performance improved 16% in 2014 from the prior year, reflecting higher pricing and increased North American demand. Rental power fleet utilization was 77.6% in 2014, down slightly from 78.3% in 2013 on an 8% larger average rental power fleet. Used vehicle sales results increased due to higher proceeds per unit, partially offset by lower volume. Full service lease and commercial rental results benefited from lower depreciation of $25 million due to residual value changes implemented January 1, 2014. Full service lease comparisons also benefited from growth in fleet size.
The following table provides commercial rental statistics on our global fleet:

				Change
	2015	2014	2013	2015/2014	2014/2013
	(Dollars in thousands)
Rental revenue from non-lease customers (1)	$571,985	523,063	463,890	9%	13%
Rental revenue from lease customers (2)	$368,060	353,931	325,606	4%	9%
Average commercial rental power fleet size – in service (2), (3), (4)	33,800	31,200	28,900	8%	8%
Commercial rental utilization – power fleet (2)	76.5%	77.6%	78.3%	(110) bps	(70) bps
______________

(1)	Also includes extra vehicles for lease customers.

(2)	Represents revenue from rental vehicles provided to our existing full service lease customers, generally in place of a lease vehicle.

(3)	Number of units rounded to nearest hundred and calculated using quarterly average unit counts.

(4)	Excluding trailers.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Our global fleet of owned and leased revenue earning equipment and contract maintenance vehicles is summarized as follows (number of units rounded to the nearest hundred):
				Change
	2015	2014	2013	2015/2014	2014/2013
End of period vehicle count
By type:
Trucks(1)	72,800	68,900	68,700	6%	—%
Tractors (2)	68,700	62,400	60,200	10	4
Trailers (3), (4)	42,400	41,400	41,700	2	(1)
Other	1,300	1,400	1,500	(7)	(7)
Total	185,200	174,100	172,100	6%	1%

By ownership:
Owned	184,700	172,300	170,400	7%	1%
Leased	500	1,800	1,700	(72)	6
Total	185,200	174,100	172,100	6%	1%

By product line: (4)
Full service lease	131,800	125,500	122,900	5%	2%
Commercial rental	42,100	39,900	38,200	6	4
Service vehicles and other	3,300	3,200	3,100	3	3
Active units	177,200	168,600	164,200	5	3
Held for sale	8,000	5,500	7,900	45	(30)
Total	185,200	174,100	172,100	6	1
Customer vehicles under contract maintenance	46,700	42,400	37,400	10	13
Total vehicles serviced	231,900	216,500	209,500	7%	3%

Average vehicle count
By product line:
Full service lease	128,800	123,400	121,400	4%	2%
Commercial rental	42,400	39,800	37,700	7	6
Service vehicles and other	3,200	3,100	3,000	3	3
Active units	174,400	166,300	162,100	5	3
Held for sale	6,100	6,500	9,100	(6)	(29)
Total	180,500	172,800	171,200	4	1

Customer vehicles under contract maintenance	43,300	39,500	37,700	10%	5%

Customer vehicles under on-demand maintenance (5)	20,000	17,000	10,600	18%	60%

Total vehicles serviced	243,800	229,300	219,500	6%	4%
__________________

(1)	Generally comprised of Class 1 through Class 7 type vehicles with a Gross Vehicle Weight (GVW) up to 33,000 pounds.

(2)	Generally comprised of over the road on highway tractors and are primarily comprised of Class 8 type vehicles with a GVW of over 33,000 pounds.

(3)	Generally comprised of dry, flatbed and refrigerated type trailers.

(4)
Includes 6,100 UK trailers (3,900 full service lease and 2,200 commercial rental), 6,800 UK trailers (4,400 full service lease and 2,400 commercial rental) and 7,700 UK trailers (5,000 full service lease and 2,700 commercial rental) as of December 31, 2015, 2014 and 2013, respectively, primarily acquired as part of the Hill Hire acquisition.

(5)
Comprised of the number of unique vehicles serviced under on-demand maintenance agreements. Vehicles included in the end of period count may have been serviced more than one time during the respective annual period.

Note:	Average vehicle counts were computed using a 24-point average based on monthly information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

The totals in the previous table include the following non-revenue earning equipment for the global fleet (number of units rounded to the nearest hundred):

				Change
Number of Units	2015	2014	2013	2015/2014	2014/2013
Not yet earning revenue (NYE)	2,800	2,300	2,800	22%	(18)%
No longer earning revenue (NLE):
Units held for sale	8,000	5,500	7,900	45	(30)
Other NLE units	3,300	3,000	2,800	10	7
Total	14,100	10,800	13,500	31%	(20)%
NYE units represent new vehicles on hand that are being prepared for deployment to a lease customer or into the rental fleet. Preparations include activities such as adding lift gates, paint, decals, cargo area and refrigeration equipment. For 2015, the number of NYE units increased 22% compared with December 31, 2014, due to high levels of lease sales activity. NLE units represent all vehicles held for sale and vehicles for which no revenue has been earned in the previous 30 days. Accordingly, these vehicles may be temporarily out of service, being prepared for sale or awaiting redeployment. For 2015, the number of NLE units increased 33% reflecting higher used vehicle inventories as initiatives to downsize the rental fleet increased the number of vehicles held for sale at the end of the year. We expect NLE units to decline in 2016 as a result of lower expected used vehicle inventories.

Dedicated Transportation Solutions

				Change
	2015	2014	2013	2015/2014	2014/2013

Operating revenue (1)	$714,453	661,228	599,821	8%	10%
Subcontracted transportation	61,202	72,045	66,225	(15)%	9%
Fuel costs (2)	119,883	166,529	165,553	(28)%	1%
Total revenue	$895,538	899,802	831,599	—%	8%

Segment EBT	$45,800	44,556	40,926	3%	9%
Segment EBT as a % of total revenue	5.1%	5.0%	4.9%	10 bps	10 bps
Segment EBT as a % of operating revenue (1)	6.4%	6.7%	6.8%	(30) bps	(10) bps

Memo:
Average fleet	7,400	7,000	6,600	6%	6%
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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Total revenue in 2015 was consistent with the prior year and increased 8% in 2014 to $900 million. Operating revenue (revenue excluding subcontracted transportation and fuel costs) increased 8% in 2015 to $714 million and 10% in 2014 to $661 million.

The following table summarizes the components of the change in revenue on a percentage basis versus the prior year:

	2015		2014
	Total	Operating	Total	Operating
Organic price and volume	6%	8%	7%	10%
Subcontracted transportation	(1)	—	1	—
Fuel costs	(5)	—	—	—
Total increase	—%	8%	8%	10%

We expect favorable operating revenue comparisons to continue next year primarily due to actual and planned new sales activity.

2015 versus 2014
In 2015, total revenue was consistent with the prior year as increased operating revenue was offset by declining fuel prices and lower subcontracted transportation costs passed through to customers. Operating revenue increased 8% due to new business, increased pricing and higher volumes. DTS EBT increased 3% due to the benefits of higher operating revenue partially offset by unfavorable self-insurance developments, which negatively impacted EBT as a percentage of operating revenue by 50 basis points, and customer-related bankruptcy charges.
2014 versus 2013
In 2014, total revenue grew 8% reflecting increased operating revenue and higher subcontracted transportation costs passed through to customers. Operating revenue increased 10% due to new business and higher volumes. DTS EBT increased 9% due to higher operating revenue.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Supply Chain Solutions

				Change
	2015	2014	2013	2015/2014	2014/2013
	(Dollars in thousands)
Operating revenue:
Automotive	$469,178	454,888	457,813	3%	(1)%
Technology and healthcare	251,188	236,380	209,604	6	13
CPG and retail	431,571	405,929	392,063	6	4
Industrial and other	104,372	104,053	99,881	—	4
Total operating revenue (1)	1,256,309	1,201,250	1,159,361	5	4
Subcontracted transportation	226,880	264,377	288,399	(14)	(8)
Fuel costs (2)	64,574	95,720	103,704	(33)	(8)
Total revenue	$1,547,763	$1,561,347	$1,551,464	(1)%	1%

Segment EBT	$93,754	77,800	89,033	21%	(13)%
Segment EBT as a % of total revenue	6.1%	5.0%	5.7%	110 bps	(70) bps
Segment EBT as a % of operating revenue (1)	7.5%	6.5%	7.7%	100 bps	(120) bps

Memo:
Average fleet	6,000	5,500	5,500	9%	—%
__________________

(1)
We use operating revenue and EBT as a percent of operating revenue, non-GAAP financial measures, to evaluate the operating performance of our SCS business segment and as a measure of sales activity. Fuel costs and subcontracted transportation are excluded from the calculation of SCS operating revenue.  SCS fuel is an ancillary service we provide our customers and is impacted by fluctuations in market fuel prices.  Therefore, this item is excluded from operating revenue as the costs are largely a pass-through to our customers, resulting in minimal changes in our profitability during periods of steady market fuel prices. However, profitability may be positively or negatively impacted by rapid changes in market fuel prices during a short period of time as customer pricing for fuel services is established based on trailing market fuel costs. We also exclude subcontracted transportation from the calculation of SCS operating revenue as this service is also typically a pass-through to our customers and therefore fluctuations result in minimal changes to our profitability.

(2)	Includes intercompany fuel sales from FMS to SCS.

Total revenue decreased 1% in 2015 to $1.55 billion and increased 1% in 2014 to $1.56 billion. Operating revenue (revenue excluding subcontracted transportation and fuel costs) increased 5% in 2015 to $1.26 billion and 4% in 2014 to $1.20 billion.

The following table summarizes the components of the change in revenue on a percentage basis versus the prior year:

	2015		2014
	Total	Operating	Total	Operating
Organic price and volume	6%	8%	4%	5%
Subcontracted transportation	(1)	—	(1)	—
Foreign exchange	(4)	(3)	(1)	(1)
Fuel cost pass-throughs	(2)	—	(1)	—
Total (decrease)/increase	(1)%	5%	1%	4%

We expect favorable operating revenue comparisons to continue next year in line with 2015 performance.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

2015 versus 2014
Total revenue decreased 1% in 2015 primarily due to negative impacts from foreign exchange, lower fuel costs passed through to customers and lower subcontracted transportation costs, partially offset by operating revenue growth. Operating revenue increased 5% due to new business, higher volumes and increased pricing, partially offset by a negative impact from foreign exchange. SCS EBT increased 21% in 2015 to $94 million due to increased operating revenue and favorable comparisons to 2014, which was negatively impacted by lost automotive business, including shutdown costs, start-up costs on an international distribution management account and downtime and other costs related to severe winter weather. These favorable comparisons in 2015 were partially offset by foreign exchange, large medical claims during the fourth quarter, higher compensation-related expenses and insurance developments that benefited the prior year.
2014 versus 2013
SCS EBT decreased 13% in 2014 to $78 million due to lost automotive business, start-up costs and severe winter weather-related costs. In addition, comparisons in 2014 were negatively impacted by favorable insurance developments in 2013. These declines were partially offset by new business and increased sales volume in our industrial, consumer packaged goods and retail industries.

Central Support Services

				Change
	2015	2014	2013	2015/2014	2014/2013
	(In thousands)
Human resources	$20,150	19,255	18,868	5%	2%
Finance	53,222	51,829	50,956	3	2
Corporate services and public affairs	12,303	11,142	14,896	10	(25)
Information technology	84,729	79,498	68,416	7	16
Legal and safety	24,522	23,917	22,794	3	5
Marketing	22,206	21,409	13,348	4	60
Other	33,698	36,689	35,586	(8)	3
Total CSS	250,830	243,739	224,864	3	8
Allocation of CSS to business segments	(202,320)	(191,999)	(179,371)	5	7
Unallocated CSS	$48,510	51,740	45,493	(6)%	14%
2015 versus 2014
Total CSS costs increased 3% in 2015 to $251 million primarily driven by planned investments in information technology and a settlement of a customer-extended insurance claim, partially offset by lower compensation-related expenses. Unallocated CSS costs decreased 6% in 2015 to $49 million due to marketing-related costs now being allocated to the business segments and lower compensation-related expenses, partially offset by the insurance settlement and investments in information technology.
2014 versus 2013
Total CSS costs increased 8% in 2014 to $244 million primarily driven by planned investments in information technology and marketing, as well as higher compensation-related expenses. The increased costs were partially offset by benefits from the purchase of our headquarters facility and lower spending on public affairs. Unallocated CSS costs increased 14% in 2014 to $52 million due to increased investments in marketing, higher compensation-related expenses and increased legal and consulting fees, partially offset by lower spending on public affairs and benefits from the purchase of our headquarters.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

FOURTH QUARTER CONSOLIDATED RESULTS

	Three months ended December 31,		Change
	2015	2014	2015/2014
	(Dollars in thousands, except per share amounts)
Total revenue	$1,672,743	1,656,316	1%
Operating revenue	1,441,708	1,349,343	7

EBT	$111,691	13,524	NM
Comparable EBT	130,751	129,107	1%
Earnings from continuing operations	75,935	11,483	NM
Comparable earnings from continuing operations	88,832	84,647	5
Net earnings	76,201	11,079	NM

Earnings per common share — Diluted
Continuing operations	$1.42	0.22	NM
Comparable	$1.66	1.60	4%
Net earnings	$1.43	0.21	NM
Total revenue increased 1% in the fourth quarter of 2015 to $1.67 billion. Operating revenue (revenue excluding all fuel and subcontracted transportation) increased 7% in the fourth quarter of 2015 to $1.44 billion. The following table summarizes the components of the change in revenue on a percentage basis versus the prior year:

	Three months ended December 31, 2015
	Total	Operating
Organic price and volume	8%	9%
Foreign exchange	(2)	(2)
Fuel	(5)	—
Total increase	1%	7%
EBT increased in the fourth quarter of 2015 to $112 million. The increase in EBT primarily reflects prior year charges resulting from the lump sum settlement of a portion of our U.S. pension plan obligation and settlements related to our multi-employer pension plans. Comparable EBT increased 1%. See “Fourth Quarter Operating Results by Business Segment” for further discussion of segment operating results.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

FOURTH QUARTER OPERATING RESULTS BY BUSINESS SEGMENT

	Three months ended December 31,		Change
	2015	2014	2015/2014
	(In thousands)
Revenue:
Fleet Management Solutions	$1,151,615	1,152,527	—%
Dedicated Transportation Solutions	232,444	222,258	5
Supply Chain Solutions	392,463	396,154	(1)
Eliminations	(103,779)	(114,623)	9
Total	$1,672,743	1,656,316	1%
Operating Revenue:
Fleet Management Solutions	$999,385	930,795	7%
Dedicated Transportation Solutions	187,571	169,372	11
Supply Chain Solutions	322,056	310,848	4
Eliminations	(67,304)	(61,672)	(9)
Total	$1,441,708	1,349,343	7%
EBT:
Fleet Management Solutions	$123,506	122,283	1%
Dedicated Transportation Solutions	11,099	11,022	1
Supply Chain Solutions	23,793	22,670	5
Eliminations	(12,073)	(11,646)	(4)
	146,325	144,329	1
Unallocated Central Support Services	(15,574)	(15,222)	(2)
Non-operating pension costs	(4,835)	(2,455)	(97)
Restructuring and other charges, net and other items	(14,225)	(113,128)	87
Earnings from continuing operations before income taxes	$111,691	13,524	726%

Fleet Management Solutions
Total revenue remained at $1.15 billion in the fourth quarter of 2015. Operating revenue (revenue excluding fuel) increased 7% in the fourth quarter of 2015 to $999 million. The following table summarizes the components of the change in revenue on a percentage basis versus the prior year.

	Three months ended December 31, 2015
	Total	Operating
Organic price and volume	7%	9%
Fuel	(6)	—
Foreign exchange	(1)	(2)
Total increase	—%	7%
Fuel services revenue decreased 31% in the fourth quarter of 2015 due to lower fuel prices passed through to customers. Full service lease revenue increased 7% in the fourth quarter of 2015 reflecting growth in fleet size and higher prices on replacement vehicles. The lease fleet grew by 5% from the prior year. Foreign exchange negatively impacted full service lease revenue growth by 200 basis points. Commercial rental revenue grew 6% in the fourth quarter of 2015 reflecting increased U.S. demand and higher pricing. Foreign exchange negatively impacted commercial rental revenue growth by 200 basis points during the fourth quarter of 2015.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

FMS EBT increased 1% in the fourth quarter of 2015 to $124 million primarily reflecting strong full service lease performance and higher commercial rental results, largely offset by lower used vehicle sales results, as well as higher maintenance costs from downsizing the rental fleet and planned initiatives to reduce out-of-service vehicles. Full service lease results benefited from growth in the fleet size and lower depreciation associated with increased residual values. Rental power fleet utilization decreased to 77.6% for the fourth quarter of 2015 from 80.1% in the year-earlier period reflecting normalized utilization levels. Used vehicle sales results were impacted by lower tractor pricing and lower sales volume, particularly with power units.
Dedicated Transportation Solutions
Total revenue increased 5% in the fourth quarter of 2015 to $232 million. Operating revenue (revenue excluding subcontracted transportation and fuel costs) increased 11% in the fourth quarter of 2015 to $188 million. The following table summarizes the components of the change in revenue on a percentage basis versus the prior year:

	Three months ended December 31, 2015
	Total	Operating
Organic price and volume	9%	11%
Subcontracted transportation	1	—
Fuel costs	(5)	—
Total increase	5%	11%
The growth in total revenue reflects higher operating revenue partially offset by lower fuel costs passed through to customers. DTS operating revenue grew as a result of new business, higher volumes and increased pricing. DTS EBT increased 1% from the fourth quarter of the prior year, reflecting the impact of operating revenue growth and overhead cost improvements, substantially offset by customer-related bankruptcy charges.
Supply Chain Solutions
Total revenue decreased 1% in the fourth quarter of 2015 to $392 million. Operating revenue (revenue excluding subcontracted transportation and fuel costs) increased 4% in the fourth quarter of 2015 to $322 million. The following table summarizes the components of the change in revenue on a percentage basis versus the prior year:

	Three months ended December 31, 2015
	Total	Operating
Organic price and volume	5%	7%
Subcontracted transportation	(1)	—
Fuel costs	(1)	—
Foreign exchange	(4)	(3)
Total (decrease)/increase	(1)%	4%
The decline in total revenue reflects negative impacts from foreign exchange, lower subcontracted transportation costs and lower fuel costs passed through to customers, which more than offset higher operating revenue. SCS operating revenue grew as a result of new business, higher pricing and increased sales volume, partially offset by the effects of foreign exchange. SCS EBT increased 5% in the fourth quarter of 2015 to $24 million due to new business, increased pricing and sales volume and overhead cost improvements, partially offset by higher than normal medical claims costs.
Central Support Services
Unallocated CSS costs increased 2% in the fourth quarter of 2015 to $16 million primarily due to the settlement of a customer-extended insurance claim, substantially offset by lower compensation-related costs and marketing-related costs now being allocated to the business segments.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

FINANCIAL RESOURCES AND LIQUIDITY
Cash Flows
The following is a summary of our cash flows from operating, financing and investing activities from continuing operations:

	2015	2014	2013
	(In thousands)
Net cash provided by (used in):
Operating activities	$1,441,788	1,382,818	1,251,811
Financing activities	731,485	311,650	347,070
Investing activities	(2,161,355)	(1,704,510)	(1,603,818)
Effect of exchange rates on cash	37	297	5,558
Net change in cash and cash equivalents	$11,955	(9,745)	621

Cash provided by operating activities from continuing operations increased to $1.44 billion in 2015 compared with $1.38 billion in 2014, reflecting higher earnings, excluding depreciation and lower pension contributions, partially offset by increased working capital needs. The increased working capital needs were primarily driven by timing of trade account payments to vendors and increased receivables related to revenue growth. Cash provided by financing activities increased to $731 million in 2015 from $312 million in 2014 due to increased borrowing needs to fund investing activities. Cash used in investing activities increased to $2.16 billion in 2015 compared with $1.70 billion in 2014 primarily due to higher net capital spending and lower proceeds from revenue earning equipment sales.
Cash provided by operating activities from continuing operations increased to $1.38 billion in 2014 compared with $1.25 billion in 2013 due to higher earnings, excluding depreciation and other non-cash items, and reduced working capital needs. The reduced working capital needs were primarily driven by timing of trade account payments to vendors. Cash provided by financing activities decreased to $312 million in 2014 from $347 million in 2013 as a result of higher pay-downs of commercial paper borrowings. Cash used in investing activities increased to $1.70 billion in 2014 compared with $1.60 billion in 2013 primarily due to higher capital spending offset by higher proceeds from revenue earning equipment sales in 2014.
Our principal sources of operating liquidity are cash from operations and proceeds from sales of revenue earning equipment. We refer to the sum of operating cash flows, proceeds from sales of revenue earning equipment and operating property and equipment, collections on direct finance leases and other cash inflows as “total cash generated.” We refer to the net amount of cash generated from operating and investing activities (excluding changes in restricted cash and acquisitions) as “free cash flow.” Although total cash generated and free cash flow are non-GAAP financial measures, we consider them to be important measures of comparative operating performance. We also believe total cash generated to be an important measure of total cash inflows generated from our ongoing business activities. We believe free cash flow provides investors with an important perspective on the cash available for debt service, acquisitions and for shareholders after making capital investments required to support ongoing business operations. Our calculation of free cash flow may be different from the calculation used by other companies and therefore comparability may be limited.
The following table shows the components of our free cash flow:

	2015	2014	2013
	(In thousands)
Net cash provided by operating activities	$1,441,788	1,382,818	1,251,811
Sales of revenue earning equipment	423,605	493,477	445,589
Sales of operating property and equipment	3,891	3,486	6,782
Collections on direct finance leases	70,980	65,517	70,677
Insurance recoveries and other	—	(1,250)	8,173
Total cash generated	1,940,264	1,944,048	1,783,032
Purchases of property and revenue earning equipment	(2,667,978)	(2,259,164)	(2,122,628)
Free cash flow	$(727,714)	(315,116)	(339,596)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Free cash flow decreased to negative $728 million in 2015 from negative $315 million in 2014 due to higher capital expenditures and lower proceeds from vehicle sales in 2015. Free cash flow improved to negative $315 million in 2014 compared with negative $340 million in 2013 due to higher cash flows from operations and higher proceeds from revenue earning equipment sales, partially offset by higher capital expenditures in 2014. We expect 2016 free cash flow to be approximately $100 million reflecting lower planned growth spending in our full service lease product line and minimal expected replacement capital in our commercial rental product line. The expected shift to positive free cash flow in 2016 demonstrates the counter-cyclical nature of our business model.
Capital expenditures are generally used to purchase revenue earning equipment (trucks, tractors and trailers) within our FMS segment. These expenditures primarily support the full service lease and commercial rental product lines. The level of capital required to support the full service lease product line varies based on customer contract signings for replacement vehicles and growth. These contracts are long-term agreements that result in predictable cash flows typically over a three to seven year term for trucks and tractors and ten years for trailers. The commercial rental product line utilizes capital for the purchase of vehicles to replenish and expand the fleet available for shorter-term use by contractual or occasional customers. Operating property and equipment expenditures primarily relate to spending on items such as vehicle maintenance facilities and equipment, computer and telecommunications equipment, investments in technologies, and warehouse facilities and equipment.
The following is a summary of capital expenditures:

	2015	2014	2013
	(In thousands)
Revenue earning equipment:
Full service lease	$2,060,254	1,732,904	1,806,822
Commercial rental	522,940	415,186	273,685
	2,583,194	2,148,090	2,080,507
Operating property and equipment	112,918	150,145	85,866
Total capital expenditures (1)	2,696,112	2,298,235	2,166,373
Changes in accounts payable related to purchases of revenue earning equipment	(28,134)	(39,071)	(43,745)
Cash paid for purchases of property and revenue earning equipment	$2,667,978	2,259,164	2,122,628
_____________

(1)
Non-cash additions exclude approximately $6 million, $8 million and $6 million in 2015, 2014 and 2013, respectively, in assets held under capital leases resulting from the extension of existing operating leases and other additions.

Capital expenditures increased in 2015 reflecting planned higher investments in the full service lease and commercial rental fleets. Capital expenditures increased in 2014 reflecting planned higher investments in the commercial rental fleet and the purchase of our headquarters facility. We expect capital expenditures to decrease to approximately $2.0 billion in 2016, reflecting lower commercial rental and lease spending. We expect to fund 2016 capital expenditures primarily with internally generated funds and additional debt financing.
Working Capital

	2015	2014
	(In thousands)
Current assets	$1,098,302	$1,043,644
Current liabilities	1,680,255	1,110,815
Working capital	$(581,953)	$(67,171)
Our net working capital was negative $582 million at December 31, 2015 compared with negative $67 million at December 31, 2014. The change in net working capital is primarily driven by a $598 million increase in the current portion of long term debt. This amount includes $300 million of medium term notes and $243 million of unsecured foreign obligations maturing in 2016. We expect these amounts to be refinanced with financing alternatives typically available to meet our capital needs, including medium-term notes, bank term loans and leasing arrangements.
Excluding debt, other working capital components increased approximately $50 million, primarily due to timing of trade account payments to vendors and increased receivables related to revenue growth. Our global revolving credit facility is used primarily to finance working capital needs. See "Financing and Other Funding Transactions" for further discussion on the adequacy of our funding sources to meet our operating, investing and financing needs.

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
Our debt ratings and rating outlooks at December 31, 2015 were as follows:

	Short-term		Long-term
	Rating	Outlook	Rating	Outlook
Moody’s Investors Service	P2	Stable	Baa1	Stable
Standard & Poor’s Ratings Services	A2	Stable	BBB	Positive
Fitch Ratings	F2	Stable	A-	Stable
Cash and equivalents totaled $61 million as of December 31, 2015. Approximately $38 million was held outside the U.S. as of December 31, 2015 and is available to fund operations and other growth of our non-U.S. subsidiaries. Our intent is to indefinitely reinvest these foreign amounts outside the U.S. If we repatriate cash and equivalents held outside the U.S., we may be subject to additional U.S. income taxes and foreign withholding taxes.
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
At December 31, 2015, we had the following amounts available to fund operations:

(In millions)
Global revolving credit facility	$591
Trade receivables program	$175
We maintain a $1.2 billion global revolving credit facility used primarily to finance working capital. In order to maintain availability of funding, we must maintain a ratio of debt to consolidated net worth of less than or equal to 300%. Net worth, as defined in the credit facility, represents shareholders' equity excluding any accumulated other comprehensive income or loss associated with our pension and other postretirement plans. The ratio at December 31, 2015 was 215%.
We also have a $175 million trade receivables purchase and sale program, pursuant to which we may sell ownership interests in certain of our domestic trade accounts receivable to a receivables conduit or committed purchasers. We use this program to provide additional liquidity to fund our operations, particularly when it is cost effective to do so. The program contains provisions restricting its availability in the event of a material adverse change to our business operations or the collectibility of the collateralized receivables. If no event occurs which causes early termination, the 364-day program will expire on October 21, 2016. At December 31, 2015, there were no amounts outstanding under the program.
On February 6, 2016, our universal shelf registration statement expired. The registration was for an indeterminate number of securities and was effective for three years. We expect to file an automatic shelf registration on Form S-3 with the SEC in February 2016. Under this universal shelf registration statement, we expect to have the capacity to offer and sell from time to time various types of securities, including common stock, preferred stock and debt securities, subject to market demand and ratings status.
Refer to Note 16, “Debt,” in the Notes to Consolidated Financial Statements for further discussion around the global revolving credit facility, the trade receivables program, the issuance of medium-term notes under our shelf registration statement and debt maturities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

The following table shows the movements in our debt balance:

	2015	2014
	(In thousands)
Debt balance at January 1	$4,730,619	4,295,178
Cash-related changes in debt:
Net change in commercial paper borrowings and revolving credit facilities	323,359	(221,082)
Proceeds from issuance of medium-term notes	998,576	748,676
Proceeds from issuance of other debt instruments	284,647	216,857
Retirement of medium-term notes and debentures	(660,000)	(250,000)
Other debt repaid, including capital lease obligations	(138,311)	(43,488)
	808,271	450,963
Non-cash changes in debt:
Fair market value adjustment on notes subject to hedging	423	(3,341)
Addition of capital lease obligations	5,959	7,972
Changes in foreign currency exchange rates and other non-cash items	(27,416)	(20,153)
Total changes in debt	787,237	435,441
Debt balance at December 31	$5,517,856	4,730,619

In accordance with our funding philosophy, we attempt to match the aggregate average remaining re-pricing life of our debt with the aggregate average remaining re-pricing life of our assets. We utilize both fixed-rate and variable-rate debt to achieve this match and generally target a mix of 20% - 40% variable-rate debt as a percentage of total debt outstanding. The variable-rate portion of our total debt (including notional value of swap agreements) was 30% and 25% at December 31, 2015 and 2014, respectively.
Ryder's debt to equity ratios were 278% and 260% at December 31, 2015 and 2014, respectively. The debt to equity ratio represents total debt divided by total equity. Additional obligations, including the present value of minimum lease payments under operating leases for vehicles, were not significant as of December 31, 2015 or December 31, 2014. Our debt to equity ratio increased as of December 31, 2015 due to the impact of foreign exchange rates and increased debt to fund planned capital expenditures.

Off-Balance Sheet Arrangements
Guarantees. Refer to Note 18, “Guarantees,” in the Notes to Consolidated Financial Statements for a discussion of our agreements involving guarantees.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Contractual Obligations and Commitments
As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts such as debt agreements, lease agreements and unconditional purchase obligations. The following table summarizes our expected future contractual cash obligations and commitments at December 31, 2015:

	2016	2017-2018	2019-2020	Thereafter	Total
			(In thousands)
Debt	$928,722	1,533,186	2,705,806	312,835	5,480,549
Capital lease obligations	7,945	15,654	6,352	2,103	32,054
Total debt, including capital leases (1)	936,667	1,548,840	2,712,158	314,938	5,512,603
Interest on debt (2)	141,391	192,821	100,207	55,374	489,793
Operating leases (3)	74,103	60,940	20,962	17,420	173,425
Purchase obligations (4)	442,896	27,110	12,036	9,547	491,589
Total contractual cash obligations	658,390	280,871	133,205	82,341	1,154,807
Insurance obligations (primarily self-insurance)	157,014	108,078	44,648	60,530	370,270
Other long-term liabilities (5), (6), (7)	5,102	4,620	4,442	55,908	70,072
Total	$1,757,173	1,942,409	2,894,453	513,717	7,107,752
____________

(1)	Net of unamortized discount and excludes the fair market value adjustment on notes subject to hedging.

(2)
Total debt matures at various dates through fiscal year 2025 and bears interest principally at fixed rates. Interest on variable-rate debt is calculated based on the applicable rate at December 31, 2015. Amounts are based on existing debt obligations, including capital leases, and do not consider potential refinancing of expiring debt obligations.

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

(6)
The amounts exclude our estimated pension contributions. For 2016, our pension contributions, including our minimum funding requirements as set forth by ERISA and international regulatory bodies, are expected to be $80 million. Our minimum funding requirements after 2016 are dependent on several factors. However, we estimate that the undiscounted required global contributions over the next five years are approximately $323 million (pre-tax) (assuming expected long-term rate of return realized and other assumptions remain unchanged). We also have payments due under our other postretirement benefit (OPEB) plans. These plans are not required to be funded in advance, but are pay-as-you-go. See Note 23,“Employee Benefit Plans,” in the Notes to Consolidated Financial Statements for further discussion.

(7)
The amounts exclude $66 million of liabilities associated with uncertain tax positions as we are unable to reasonably estimate the ultimate amount or timing of settlement. See Note 14, “Income Taxes,” in the Notes to Consolidated Financial Statements for further discussion.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Pension Information
We have defined benefit retirement plans which are frozen for non-grandfathered and certain non-union employees in the U.S., Canada and the United Kingdom. The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. We review pension assumptions regularly and we may from time to time make voluntary contributions to our pension plans, which exceed the amounts required by statute. During 2015, total global pension contributions were $34 million compared with $107 million in 2014. We estimate 2016 required pension contributions will be $80 million. The projected present value of estimated global pension contributions that would be required over the next 5 years totals approximately $294 million (pre-tax). Changes in interest rates and the market value of the securities held by the plans could materially change, positively or negatively, the funded status of the plans and affect the level of pension expense and required contributions in future years. The ultimate amount of contributions is also dependent upon the requirements of applicable laws and regulations. See Note 23, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements for additional information.
Due to the underfunded status of our defined benefit plans, we had an accumulated net pension equity charge (after-tax) of $577 million and $584 million at December 31, 2015 and 2014, respectively. The total asset return was negative 2% in 2015.
Pension expense totaled $42 million in 2015 compared to $139 million in 2014. The decrease in pension expense is primarily due to non-recurring pension settlement charges of $110 million in 2014, partially offset by higher amortization of unrecognized actuarial losses. We expect 2016 pension expense to increase approximately $9 million primarily due to the impact of a lower expected return on assets. Our 2016 pension expense estimates are subject to change based upon the completion of the actuarial analysis for all pension plans. See the “Critical Accounting Estimates — Pension Plans” section for further discussion on pension accounting estimates.
We participate in certain U.S. multi-employer pension (MEP) plans that provide defined benefits to employees covered by collective bargaining agreements. At December 31, 2015, approximately 1,000 employees (approximately 3% of total employees) participated in these MEP plans. The annual net pension cost of the MEP plans is equal to the annual contribution determined in accordance with the provisions of negotiated labor contracts. Our current annualized MEP plan contributions total approximately $8 million. Pursuant to current U.S. pension laws, if any MEP plans fail to meet certain minimum funding thresholds, we could be required to make additional MEP plan contributions, until the respective labor agreement expires, of up to 10% of current contractual requirements. Several factors could cause MEP plans not to meet these minimum funding thresholds, including unfavorable investment performance, changes in participant demographics, and increased benefits to participants. The plan administrators and trustees of the MEP plans provide us with the annual funding notice as required by law. This notice sets forth the funded status of the plan as of the beginning of the prior year but does not provide any company-specific information.
Employers participating in MEP plans can elect to withdraw from the plans, contingent upon certain requirements, and be subject to a withdrawal obligation based on, among other factors, the MEP plan’s unfunded vested benefits. U.S. pension regulations provide that an employer can fund its withdrawal obligation in a lump sum or over a time period of up to 20 years based on previous contribution rates. During 2015, we recorded pension settlement benefits of $1 million related to adjustments to previously recognized estimated pension settlement charges associated with the exit from U.S. multi-employer pension plans. These charges were recognized within "Selling, general, and administrative expenses" in our Consolidated Statement of Earnings and are included in the Union-administered plans expense. See Note 23, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements for additional information.

Share Repurchase Programs and Cash Dividends
Refer to Note 19, “Share Repurchase Programs,” in the Notes to Consolidated Financial Statements for a discussion on our share repurchase programs.
Cash dividend payments to shareholders of common stock were $83 million in 2015, $75 million in 2014, and $68 million in 2013. During 2015, we increased our annual dividend 11% to $1.64 per share of common stock.

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
At December 31, 2015, we had $3.87 billion of fixed-rate debt outstanding (excluding capital leases) with a weighted-average interest rate of 3.0% and a fair value of $3.61 billion. A hypothetical 10% decrease or increase in the December 31, 2015 market interest rates would impact the fair value of our fixed-rate debt by approximately $35 million at December 31, 2015. Changes in the relative sensitivity of the fair value of our financial instrument portfolio for these theoretical changes in the level of interest rates are primarily driven by changes in our debt maturities, interest rate profile and amount.
At December 31, 2015, we had $1.65 billion of variable-rate debt, including $825 million of fixed-rate debt instruments swapped to LIBOR-based floating-rate debt. Changes in the fair value of the interest rate swaps were offset by changes in the fair value of the debt instruments and no net gain or loss was recognized in earnings. The fair value of our interest rate swap agreements at December 31, 2015 was a net asset of $5 million. The fair value of our variable-rate debt at December 31, 2015 was $1.47 billion. A hypothetical 10% increase in market interest rates would have impacted 2015 pre-tax earnings from continuing operations by approximately $2 million.
We are also subject to interest rate risk with respect to our pension and postretirement benefit obligations, as changes in interest rates will effectively increase or decrease our liabilities associated with these benefit plans, which also results in changes to the amount of pension and postretirement benefit expense recognized each period.
Exposure to market risk for changes in foreign currency exchange rates relates primarily to our foreign operations’ buying, selling and financing in currencies other than local currencies and to the carrying value of net investments in foreign subsidiaries. The majority of our transactions are denominated in U.S. dollars. The principal foreign currency exchange rate risks to which we are exposed include the Canadian dollar, British pound sterling and Mexican peso. We manage our exposure to foreign currency exchange rate risk related to our foreign operations’ buying, selling and financing in currencies other than local currencies by naturally offsetting assets and liabilities not denominated in local currencies to the extent possible. A hypothetical uniform 10% strengthening in the value of the dollar relative to all the currencies in which our transactions are denominated would result in a decrease to pre-tax earnings from continuing operations of approximately $6 million. We also use foreign currency option contracts and forward agreements from time to time to hedge foreign currency transactional exposure. We generally do not hedge the foreign currency exposure related to our net investment in foreign subsidiaries, since we have no near-term intent to repatriate funds from such subsidiaries.
Exposure to market risk for fluctuations in fuel prices relates to a small portion of our service contracts for which the cost of fuel is integral to service delivery and the service contract does not have a mechanism to adjust for increases in fuel prices. At December 31, 2015, we also had various fuel purchase arrangements in place to ensure delivery of fuel at market rates in the event of fuel shortages. We are exposed to fluctuations in fuel prices in these arrangements since none of the arrangements fix the price of fuel to be purchased. Increases and decreases in the price of fuel are generally passed on to our customers for which we realize minimal changes in profitability during periods of steady market fuel prices. However, profitability may be positively or negatively impacted by sudden increases or decreases in market fuel prices during a short period of time as customer pricing for fuel services is established based on trailing market fuel costs. We believe the exposure to fuel price fluctuations would not materially impact our results of operations, cash flows or financial position.

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
Depreciation and Residual Value Guarantees. We periodically review and adjust the residual values and useful lives of revenue earning equipment of our FMS business segment as described in Note 1, “Summary of Significant Accounting Policies — Revenue Earning Equipment, Operating Property and Equipment, and Depreciation” in the Notes to Consolidated Financial Statements. Reductions in residual values (i.e., the price at which we ultimately expect to dispose of revenue earning equipment) or useful lives will result in an increase in depreciation expense over the life of the equipment. Based on the mix of revenue earning equipment at December 31, 2015, a 10% decline in expected vehicle residual values would increase depreciation expense in 2016 by approximately $105 million. We review residual values and useful lives of revenue earning equipment on an annual basis or more often if deemed necessary for specific groups of our revenue earning equipment. Reviews are performed based on vehicle class, generally subcategories of trucks, tractors and trailers by weight and usage. Our annual review is established with a long-term view considering historical market price changes, current and expected future market price trends, expected life of vehicles included in the fleet and extent of alternative uses for leased vehicles (e.g., rental fleet, and DTS and SCS applications). As a result, future depreciation expense rates are subject to change based upon changes in these factors. While we believe that the carrying values and estimated sales proceeds for revenue earning equipment are appropriate, there can be no assurance that deterioration in economic conditions or adverse changes to expectations of future sales proceeds will not occur, resulting in lower gains or losses on sales.
At the end of each year, we complete our annual review of the residual values and useful lives of revenue earning equipment. Based on the results of our analysis, we adjust the residual values and useful lives of certain classes of our revenue earning equipment effective January 1. The approximate favorable impact on depreciation expense resulting from the residual value reviews is as follows:

2016	2015	2014
$35 million	$40 million	$25 million
Factors that could cause actual results to materially differ from the estimated results include significant changes in the used equipment market brought on by unforeseen changes in technology innovations and any resulting changes in the useful lives of used equipment.
Depreciation expense was $1.14 billion, $1.06 billion and $984 million in 2015, 2014 and 2013, respectively. Depreciation expense relates primarily to FMS revenue earning equipment. Depreciation expense increased 8% in both 2015 and 2014, driven by higher full service lease and commercial rental fleet, partially offset by $40 million and $25 million, respectively, from changes in residual values.

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
Assumptions as to mortality of the participants in our pension plan is a key estimate in measuring the expected payments participants may receive over their lifetime, and therefore the amount of expense we will recognize. We update our mortality assumptions as deemed necessary by taking into consideration relevant actuarial studies as they become available as well as reassessing our own historical experience.
As part of our strategy to manage future pension costs and net funded status volatility, we regularly assess our pension investment strategy. Our U.S. pension investment policy and strategy seek to reduce the effects of future volatility on the fair value of our pension assets relative to our pension liabilities by increasing our allocation of high quality, longer-term fixed income securities and reducing our allocation of equity investments as the funded status of the plan improves. The composition of our pension assets was 52% equity securities and alternative assets and 48% debt securities and other investments at December 31, 2015. We continually evaluate our mix of investments between equity and fixed income securities and adjust the composition of our pension assets when appropriate. In 2015, we adjusted our long-term expected rate of return assumption for our primary U.S. plan to 5.95% from 6.50% based on our expected asset mix. The expected rate of return assumption for the fixed income portion of our portfolio mirrors the discount rate in order to align the expected return on fixed income securities with the movement in the pension liability under our strategy.
Accounting guidance applicable to pension plans does not require immediate recognition of the effects of a deviation between these assumptions and actual experience or the revision of an estimate. This approach allows the favorable and unfavorable effects that fall within an acceptable range to be netted and included in “Accumulated other comprehensive loss.” We had a pre-tax actuarial loss of $906 million at the end of 2015 and 2014. To the extent the amount of actuarial gains and losses exceed 10% of the larger of the benefit obligation or plan assets, such amount is amortized over the average remaining life expectancy of active participants or the remaining life expectancy of inactive participants if all or almost all of a plan’s participants are inactive. The amount of the actuarial loss subject to amortization in 2016 and future years will be $697 million. We expect to recognize approximately $32 million of the net actuarial loss as a component of pension expense in 2016. The effect on years beyond 2016 will depend substantially upon the actual experience of our plans.
Disclosure of the significant assumptions used in arriving at the 2015 net pension expense is presented in Note 23, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements. A sensitivity analysis of 2015 net pension expense to changes in key underlying assumptions for our primary plan, the U.S. pension plan, is presented below.

	Assumed Rate	Change	Impact on 2015 Net Pension Expense	Effect on December 31, 2015 Projected Benefit Obligation
Expected long-term rate of return on assets	5.95%	+/- 0.25	+/- $3.7 million
Discount rate increase	4.15%	+ 0.25	+ $0.3 million	- $44 million
Discount rate decrease	4.15%	- 0.25	- $0.6 million	+ $43 million
Actual return on assets	5.95%	+/- 0.25	-/+ $0.4 million
Contributions at the beginning of the year		+ $50 million	- $2.9 million

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Self-Insurance Accruals. Self-insurance accruals were $312 million and $301 million as of December 31, 2015 and 2014, respectively. The majority of our self-insurance relates to vehicle liability and workers’ compensation. We use a variety of statistical and actuarial methods that are widely used and accepted in the insurance industry to estimate amounts for claims that have been reported but not paid and claims incurred but not reported. In applying these methods and assessing their results, we consider such factors as frequency and severity of claims, claim development and payment patterns and changes in the nature of our business, among other factors. Such factors are analyzed for each of our business segments. Our estimates may be impacted by such factors as increases in the market price for medical services, unpredictability of the size of jury awards and limitations inherent in the estimation process. During 2015, we recognized a $4 million charge from the development of estimated prior years’ self-insured loss reserves. For 2014 and 2013, we recognized benefits of $14 million and $5 million, respectively, from the development of estimated prior years’ self-insured loss reserves. Based on self-insurance accruals at December 31, 2015, a 5% adverse change in actuarial claim loss estimates would increase operating expense in 2016 by approximately $14 million.
Goodwill Impairment. We assess goodwill for impairment, as described in Note 1, “Summary of Significant Accounting Policies — Goodwill and Other Intangible Assets,” in the Notes to Consolidated Financial Statements, on an annual basis or more often if deemed necessary. At December 31, 2015, goodwill totaled $389 million. To determine whether goodwill impairment indicators exist, we are required to assess the fair value of the reporting unit and compare it to the carrying value. A reporting unit is a component of an operating segment for which discrete financial information is available and management regularly reviews its operating performance. In evaluating goodwill for impairment, we have the option to first assess qualitative factors to determine whether further impairment testing is necessary.
Our annual impairment test performed as of April 1, 2015 did not result in any impairment of goodwill. We performed quantitative tests on four of our reporting units consistent with our policy of periodically updating our reporting units' fair values. Based on our quantitative analysis, we determined there was no impairment.
We performed a qualitative test for one reporting unit in the SCS business segment, which considered individual factors such as macroeconomic conditions, changes in our industry, and the markets in which we operate as well as our historical and expected future financial performance. Examples of factors we considered included the results of our most recent impairment tests, improvements in our financial performance, a lack of significant changes in our competitive landscape, changes in our stock price as compared to a relatively stable carrying value since our most recent impairment tests and improvements in macroeconomic conditions since 2014. After performing the qualitative test, we concluded it is more likely than not that fair values are greater than carrying values and no additional testing was performed.
As of December 31, 2015, there have been no events or changes in circumstances that would change our conclusion.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Income Taxes. Our overall tax position is complex and requires careful analysis by management to estimate the expected realization of income tax assets and liabilities.
Tax regulations require items to be included in the tax return at different times than the items are reflected in the financial statements. As a result, the effective tax rate reflected in the financial statements is different than that reported in the tax return. Some of these differences are permanent, such as expenses that are not deductible on the tax return, and some are timing differences, such as depreciation expense. Timing differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in the tax return in future years for which we have already recognized the tax benefit in the financial statements. Deferred tax assets were $810 million and $748 million at December 31, 2015 and 2014, respectively. We recognize a valuation allowance for deferred tax assets to reduce such assets to amounts expected to be realized. At December 31, 2015 and 2014, the deferred tax valuation allowance, principally attributed to foreign tax loss carryforwards in the SCS business segment, was $15 million and $25 million, respectively. In determining the required level of valuation allowance, we consider whether it is more likely than not that all or some portion of deferred tax assets will not be realized. This assessment is based on management’s expectations as to whether sufficient taxable income of an appropriate character will be realized within tax carryback and carryforward periods. Our assessment involves estimates and assumptions about matters that are inherently uncertain, and unanticipated events or circumstances could cause actual results to differ from these estimates. Should we change our estimate of the amount of deferred tax assets that we would be able to realize, an adjustment to the valuation allowance would result in an increase or decrease to the provision for income taxes in the period such a change in estimate was made.
As part of our calculation of the provision for income taxes, we determine whether the benefits of our tax positions are at least more likely than not of being sustained upon audit based on the technical merits of the tax position. We accrue the largest amount of the benefit that is more likely than not of being sustained in our consolidated financial statements. These accruals require management to make estimates and judgments with respect to the ultimate outcome of a tax audit. Actual results could vary materially from these estimates. We adjust these reserves, including any impact on the related interest and penalties, in light of changing facts and circumstances, such as the progress of a tax audit.
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
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2, “Recent Accounting Pronouncements,” in the Notes to Consolidated Financial Statements for a discussion of recent accounting pronouncements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

NON-GAAP AND SEGMENT FINANCIAL MEASURES
Non-GAAP Financial Measures. This Annual Report on Form 10-K includes information extracted from consolidated financial information but not required by generally accepted accounting principles (GAAP) to be presented in the financial statements. Some of this information is considered a “non-GAAP financial measure” as defined by SEC rules. Specifically, we refer to comparable earnings from continuing operations before income taxes, comparable earnings from continuing operations, comparable earnings per diluted common share from continuing operations, adjusted return on average capital (ROC), operating revenue, FMS operating revenue, FMS EBT as a % of operating revenue, DTS operating revenue, DTS EBT as a % of operating revenue, SCS operating revenue, SCS EBT as a % of operating revenue, total cash generated and free cash flow. We provide a reconciliation of each of these non-GAAP financial measures to the most comparable GAAP measure and an explanation why management believes that presentation of the non-GAAP financial measure provides useful information to investors within the management's discussion and analysis and in the table below. Non-GAAP financial measures should be considered in addition to, but not as a substitute for or superior to, other measures of financial performance prepared in accordance with GAAP.
The following table provides a numerical reconciliation of earnings from continuing operations before income taxes (EBT), earnings from continuing operations and earnings per diluted common share from continuing operations to comparable earnings from continuing operations before income taxes, comparable earnings from continuing operations and comparable earnings per diluted common share from continuing operations for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 which was not provided within the MD&A discussion. EPS amounts may not be additive due to rounding.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

	Continuing Operations
	2015	2014	2013	2012	2011
	(Dollars in thousands, except per share amounts)
EBT	$469,215	338,267	369,015	302,768	279,387
Non-operating pension costs (1)	19,186	9,768	24,285	31,423	18,654
Pension lump sum settlement expense (2)	—	97,231	—	—	—
Pension settlement (benefit) charges (2)	(509)	12,564	2,820	—	—
Restructuring and other charges (recoveries), net (3)	14,225	2,387	(470)	8,070	3,655
Acquisition-related tax adjustment (4)	—	1,808	—	—	—
Acquisition transaction costs	—	566	—	368	2,134
Consulting fees (4)	3,843	400	—	—	—
Superstorm Sandy vehicle-related (recoveries) losses (4)	—	—	(600)	8,230	—
Foreign currency translation benefit (4)	—	—	(1,904)	—	—
Comparable EBT	$505,960	462,991	393,146	350,859	303,830

Earnings	$305,989	220,225	243,275	200,668	171,368
Non-operating pension costs (1)	10,982	5,411	14,292	19,370	11,055
Pension lump sum settlement expense (2)	—	61,333	—	—	—
Pension settlement (benefit) charges (2)	(309)	7,623	1,711	—	—
Restructuring and other charges (recoveries), net (3)	10,358	1,548	(360)	5,263	2,489
Acquisition-related tax adjustment (4)	—	1,808	—	—	(568)
Acquisition transaction costs	—	444	—	277	1,991
Consulting fees (4)	2,424	252	—	—	—
Tax law changes and/or benefits from reserve reversals (5)	(2,113)	(1,776)	—	856	5,350
Superstorm Sandy vehicle-related (recoveries) losses (4)	—	—	(374)	5,117	—
Foreign currency translation benefit (4)	—	—	(1,904)	—	—
Tax benefit associated with resolution of prior year tax item	—	—	—	(4,967)	—
Comparable Earnings	$327,331	296,868	256,640	226,584	191,685

EPS	$5.73	4.14	4.63	3.90	3.31
Non-operating pension costs (1)	0.21	0.10	0.28	0.37	0.22
Pension lump sum settlement expense (2)	—	1.16	—	—	—
Pension settlement (benefit) charges (2)	(0.01)	0.14	0.03	—	—
Restructuring and other charges (recoveries), net (3)	0.19	0.03	(0.01)	0.11	0.05
Acquisition-related tax adjustment (4)	—	0.03	—	—	(0.01)
Acquisition transaction costs	—	0.01	—	—	0.04
Consulting fees (4)	0.04	—	—	—	—
Tax law changes and/or benefits from reserve reversals (5)	(0.04)	(0.03)	—	0.02	0.10
Superstorm Sandy vehicle-related (recoveries) losses (4)	—	—	(0.01)	0.10	—
Foreign currency translation benefit (4)	—	—	(0.04)	—	—
Tax benefit associated with resolution of prior year tax item	—	—	—	(0.10)	—
Comparable EPS	$6.13	5.58	4.88	4.40	3.71
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

(2)	Refer to Note 23, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements for further discussion.

(3)	Refer to Note 5, “Restructuring and Other Charges (Recoveries),” in the Notes to Consolidated Financial Statements for additional information.

(4)	Refer to Note 25, “Other Items Impacting Comparability,” in the Notes to Consolidated Financial Statements for further discussion.

(5)	Refer to Note 14, “Income Taxes,” in the Notes to Consolidated Financial Statements for further discussion.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

The following table provides a numerical reconciliation of EBT from continuing operations, earnings from continuing operations and earnings per diluted common share from continuing operations to comparable EBT from continuing operations, comparable earnings from continuing operations and comparable earnings per diluted common share from continuing operations for the three months ended December 31, 2015 and 2014, which was not provided within the MD&A discussion. EPS amounts may not be additive due to rounding:

	Continuing Operations
	Earnings Before Income Taxes (EBT)		Earnings		Diluted Earnings per Share (EPS)
	2015	2014	2015	2014	2015	2014
	(Dollars in thousands except per share amounts)
Three months ended December 31
EBT/Earnings/EPS	$111,691	13,524	$75,935	11,483	$1.42	0.22
Non-operating pension costs (1)	4,835	2,455	2,792	1,366	0.05	0.03
Pension lump sum settlement expense (2)	—	97,231	—	61,333	—	1.16
Pension settlement charges (2)	—	11,302	—	6,857	—	0.13
Restructuring and other charges (recoveries), net (3)	14,225	2,387	10,358	1,548	0.19	0.03
Tax law change	—	—	(253)	—	—	—
Acquisition-related tax adjustment (4)	—	1,808	—	1,808	—	0.03
Consulting fees (4)	—	400	—	252	—	—
Comparable	$130,751	129,107	$88,832	84,647	$1.66	1.60
_________________

(1)
Includes the amortization of actuarial loss, interest cost and expected return on plan assets components of pension and post-retirement costs, which are tied to financial market performance. We consider these costs to be outside the operational performance of the business.

(2)	Refer to Note 23, "Employee Benefit Plans," in the Notes to Consolidated Financial Statements for further discussion.

(3)	Refer to Note 5, "Restructuring and Other Charges (Recoveries),” in the Notes to Consolidated Financial Statements for additional information.

(4)	Refer to Note 25, “Other Items Impacting Comparability,” in the Notes to Consolidated Financial Statements for further discussion.

The following table provides a numerical reconciliation of net cash provided by operating activities to total cash generated and to free cash flow for the years ended December 31, 2012 and 2011 which was not provided within the MD&A discussion:

	2012	2011
	(In thousands)
Net cash provided by operating activities	$1,160,175	1,041,956
Sales of revenue earning equipment	405,440	327,731
Sales of operating property and equipment	7,350	9,905
Collections on direct finance leases	71,897	62,224
Total cash generated	1,644,862	1,441,816
Purchases of property and revenue earning equipment	(2,133,235)	(1,698,589)
Free cash flow	$(488,373)	(256,773)

The following table provides a numerical reconciliation of total revenue to operating revenue for the years ended December 31, 2015, 2014 and 2013 which was not provided within the MD&A discussion:

	2015	2014	2013	2012	2011
	(In thousands)
Total revenue	$6,571,893	6,638,774	6,419,285	6,256,967	6,050,534
Fuel	(722,734)	(1,050,135)	(1,098,843)	(1,113,458)	(1,111,147)
Subcontracted transportation	(288,082)	(336,422)	(354,624)	(373,250)	(385,065)
Operating revenue	$5,561,077	5,252,217	4,965,818	4,770,259	4,554,322

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

The following table provides a numerical reconciliation of total revenue to operating revenue for the three months ended December 31, 2015 and 2014 which was not provided within the MD&A discussion:

	Three months ended December 31,
	2015	2014
	(In thousands)
Total revenue	$1,672,743	1,656,316
Fuel	(157,727)	(227,340)
Subcontracted transportation	(73,308)	(79,633)
Operating revenue	$1,441,708	1,349,343

The following table provides a numerical reconciliation of net earnings and average shareholders' equity used to calculate return on average shareholders’ equity to adjusted net earnings and average adjusted total capital used to calculate adjusted return on average capital for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 which was not provided within the MD&A discussion:

	2015	2014	2013	2012	2011
	(Dollars in thousands)
Net earnings [A]	$304,768	218,341	237,871	209,748	169,777
Restructuring and other charges (recoveries), net and other items (1)	17,559	114,956	(154)	16,668	5,748
Income taxes	163,649	118,120	125,693	90,943	108,425
Adjusted net earnings before income taxes	485,976	451,417	363,410	317,359	283,950
Adjusted interest expense	150,640	144,991	140,738	143,530	135,127
Adjusted income taxes(2)	(224,033)	(213,738)	(177,308)	(166,666)	(156,581)
Adjusted net earnings [B]	$412,583	382,670	326,840	294,223	262,496

Average total debt	$5,177,012	4,653,476	4,015,178	3,777,881	3,078,516
Average off-balance sheet debt	1,467	1,919	961	1,555	77,605
Average obligations	5,178,479	4,655,395	4,016,139	3,779,436	3,156,121
Average shareholders’ equity [C]	1,894,917	1,925,824	1,593,942	1,405,640	1,428,048
Average adjustments to shareholders’ equity(3)	10,843	7,758	(2,088)	(2,933)	4,165
Average adjusted shareholders’ equity	1,905,760	1,933,582	1,591,854	1,402,707	1,432,213
Average adjusted capital [D]	$7,084,239	6,588,977	5,607,993	5,182,143	4,588,334
Return on average shareholders’ equity [A]/[C]	16.1%	11.3%	14.9%	14.9%	11.9%
Adjusted return on average capital [B]/[D]	5.8%	5.8%	5.8%	5.7%	5.7%
________________

(1)
For 2015, 2014 and 2013, see Note 5, “Restructuring and Other Charges (Recoveries)” and Note 25, “Other Items Impacting Comparability,” in the Notes to Consolidated Financial Statements; 2012 includes $8 million of restructuring and other charges primarily related to position eliminations as a result of cost containment actions; and 2011 includes $4 million of restructuring and other charges related to position eliminations and terminations of non-essential equipment contracts in our Hillhire and Scully acquisitions.

(2)	Calculated by excluding taxes related to restructuring and other charges (recoveries), net and other items, impacts of tax law changes or reserve reversals and interest expense.

(3)	Represents shareholders’ equity adjusted for cumulative effect of accounting adjustments and tax benefits in the respective periods.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Segment Financial Measures. The following table reconciles FMS segment revenue to revenue from external customers for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
	(In thousands)
Full service lease revenue	$2,406,711	$2,276,381	$2,177,419
Commercial rental revenue	940,045	876,994	789,496
Full service lease and commercial rental revenue	3,346,756	3,153,375	2,966,915
Intercompany revenue	(225,203)	(213,953)	(196,889)
Full service lease and commercial rental revenue from external customers	$3,121,553	2,939,422	2,770,026

FMS services revenue	$499,290	$477,146	$457,570
Intercompany revenue	(30,528)	(26,830)	(20,960)
FMS services revenue from external customers	$468,762	450,316	436,610

FMS fuel services revenue	$699,646	1,025,237	1,070,201
Intercompany revenue	(161,369)	(237,350)	(240,615)
Fuel services revenue from external customers	$538,277	787,887	829,586

The following table provides a numerical reconciliation of forecasted earnings per diluted common share from continuing operations to forecasted comparable earnings per diluted common share from continuing operations for 2016 which was not provided within the MD&A discussion:

EPS from continuing operations forecast	$5.83 - 6.03
Non-operating pension costs	0.27
Comparable EPS from continuing operations forecast	$6.10 - 6.30

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Forward-looking statements (within the meaning of the Federal Private Securities Litigation Reform Act of 1995) are statements that relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends concerning matters that are not historical facts. These statements are often preceded by or include the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “could,” “should” or similar expressions. This Annual Report contains forward-looking statements including, but not limited to, statements regarding:

•
our expectations as to anticipated revenue and earnings growth specifically, total revenue, operating revenue and product line revenues, used vehicle sales, demand, pricing, inventory and volumes, contract revenues, accelerated full service lease growth, on-demand maintenance growth, commercial rental pricing and demand, and actual and planned new sales activity in lease, DTS and SCS;

•	the size and impact of strategic investments;

•	our expected cost savings from workforce reductions and restructuring actions;

•	the continuing benefits of our maintenance initiatives and a newer fleet;

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

•	impact of losses from conditional obligations arising from guarantees;

•	number of NLE and used vehicles in inventory and the size of our commercial rental fleet;

•	estimates of cash flows from operations, free cash flow and capital expenditures for 2016;

•
the adequacy of our accounting estimates and reserves for pension expense, compensation-related expense, postretirement benefit expense, depreciation and residual value guarantees, rent expense under operating leases, self-insurance reserves, goodwill impairment, accounting changes and income taxes;

•	our ability to meet our operating, investing and financing needs in the foreseeable future through internally generated funds and outside funding sources;

•
our expected level of use of outside funding sources, anticipated future payments under debt, lease and purchase agreements, and risk of losses resulting from counterparty default under hedging and derivative agreements;

•	anticipated impact of exchange rate fluctuations;

•	the anticipated impact of fuel price fluctuations on our operations, cash flows and financial position;

•	our expectations as to future pension expense and contributions, as well as the continued effect of the freeze of our pension plans on our benefit funding requirements;

•	the anticipated deferral of tax gains on disposal of eligible revenue earning equipment under our vehicle like-kind exchange program;

•	our expectations relating to withdrawal liabilities and funding levels of multi-employer plans;

•	the status of our unrecognized tax benefits related to the U.S. federal, state and foreign tax positions;

•	our expectations regarding the completion and ultimate outcome of certain tax audits;

•	the ultimate disposition of legal proceedings and estimated environmental liabilities;

•	our expectations relating to compliance with new regulatory requirements;

•	our expectations regarding the effects of the adoption of recent accounting pronouncements; and

•	our plans regarding renewal of our automatic shelf registration statement.
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
The information required by ITEM 7A is included in ITEM 7 of PART II of this report.

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
Management assessed the effectiveness of Ryder’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control — Integrated Framework (2013).” Based on our assessment and those criteria, management determined that Ryder maintained effective internal control over financial reporting as of December 31, 2015.
Ryder’s independent registered certified public accounting firm has audited the effectiveness of Ryder’s internal control over financial reporting. Their report appears on the subsequent page.

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
RYDER SYSTEM, INC.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, comprehensive income (loss), shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Ryder System, Inc. and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

 /s/ PricewaterhouseCoopers LLP
February 12, 2016
Miami, Florida

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Years ended December 31,
	2015	2014	2013
	(In thousands, except per share amounts)
Lease and rental revenues	$3,121,553	2,939,422	2,770,026
Services revenue	2,912,063	2,911,465	2,819,673
Fuel services revenue	538,277	787,887	829,586
Total revenues	6,571,893	6,638,774	6,419,285

Cost of lease and rental	2,153,450	2,036,881	1,925,546
Cost of services	2,413,156	2,447,867	2,359,880
Cost of fuel services	519,843	768,292	814,058
Other operating expenses	135,038	126,572	131,659
Selling, general and administrative expenses	844,497	816,975	790,681
Pension lump sum settlement expense	—	97,231	—
Gains on vehicle sales, net	(117,809)	(126,824)	(96,175)
Interest expense	150,434	144,739	140,463
Miscellaneous income, net	(10,156)	(13,613)	(15,372)
Restructuring and other charges (recoveries), net	14,225	2,387	(470)
	6,102,678	6,300,507	6,050,270

Earnings from continuing operations before income taxes	469,215	338,267	369,015
Provision for income taxes	163,226	118,042	125,740
Earnings from continuing operations	305,989	220,225	243,275
Loss from discontinued operations, net of tax	(1,221)	(1,884)	(5,404)
Net earnings	$304,768	218,341	237,871

Earnings (loss) per common share — Basic
Continuing operations	$5.78	4.18	4.67
Discontinued operations	(0.02)	(0.04)	(0.10)
Net earnings	$5.75	4.14	4.57
Earnings (loss) per common share — Diluted
Continuing operations	$5.73	4.14	4.63
Discontinued operations	(0.02)	(0.03)	(0.10)
Net earnings	$5.71	4.11	4.53

See accompanying notes to consolidated financial statements.

Note: EPS amounts may not be additive due to rounding.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years ended December 31,
	2015	2014	2013
	(In thousands)
Net earnings	$304,768	218,341	237,871

Other comprehensive (loss) income:

Changes in cumulative translation adjustment and other	(99,933)	(71,962)	(21,985)

Amortization of pension and postretirement items	27,731	18,601	33,219
Income tax expense related to amortization of pension and postretirement items	(9,637)	(6,411)	(11,739)
Amortization of pension and postretirement items, net of tax	18,094	12,190	21,480

Reclassification of net actuarial loss from pension settlement	—	97,231	—
Change in net actuarial loss and prior service credit	(23,979)	(281,173)	236,855
Income tax benefit (expense) related to change in net actuarial loss and prior service credit	13,353	61,692	(86,979)
Change in net actuarial loss and prior service credit, net of taxes	(10,626)	(122,250)	149,876

Other comprehensive (loss) income, net of taxes	(92,465)	(182,022)	149,371

Comprehensive income	$212,303	36,319	387,242

See accompanying notes to consolidated financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(Dollars in thousands, except per share amount)
Assets:
Current assets:
Cash and cash equivalents	$60,945	50,092
Receivables, net	835,489	794,864
Inventories	63,725	66,007
Prepaid expenses and other current assets	138,143	132,681
Total current assets	1,098,302	1,043,644
Revenue earning equipment, net	8,184,735	7,201,886
Operating property and equipment, net	714,970	699,594
Goodwill	389,135	393,029
Intangible assets	55,192	66,619
Direct financing leases and other assets	525,475	446,099
Total assets	$10,967,809	9,850,871

Liabilities and shareholders’ equity:
Current liabilities:
Short-term debt and current portion of long-term debt	$634,530	36,284
Accounts payable	502,373	560,852
Accrued expenses and other current liabilities	543,352	513,679
Total current liabilities	1,680,255	1,110,815
Long-term debt	4,883,326	4,694,335
Other non-current liabilities	829,595	783,342
Deferred income taxes	1,587,522	1,443,292
Total liabilities	8,980,698	8,031,784

Shareholders’ equity:
Preferred stock, no par value per share — authorized, 3,800,917; none outstanding, December 31, 2015 or 2014	—	—
Common stock, $0.50 par value per share — authorized, 400,000,000; outstanding, December 31, 2015 — 53,490,603; December 31, 2014 — 53,039,688	26,745	26,520
Additional paid-in capital	1,006,021	962,328
Retained earnings	1,667,080	1,450,509
Accumulated other comprehensive loss	(712,735)	(620,270)
Total shareholders’ equity	1,987,111	1,819,087
Total liabilities and shareholders’ equity	$10,967,809	9,850,871
See accompanying notes to consolidated financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2015	2014	2013
	(In thousands)

Net earnings	$304,768	218,341	237,871
Less: Loss from discontinued operations, net of tax	(1,221)	(1,884)	(5,404)
Earnings from continuing operations	305,989	220,225	243,275
Depreciation expense	1,139,922	1,057,813	983,610
Gains on vehicle sales, net	(117,809)	(126,824)	(96,175)
Share-based compensation expense	21,181	20,905	19,310
Pension lump sum settlement expense	—	97,231	—
Amortization expense and other non-cash charges, net	70,762	47,263	56,389
Deferred income tax expense	154,042	104,713	113,621
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(40,323)	(20,687)	(14,272)
Inventories	1,448	(2,153)	(841)
Prepaid expenses and other assets	(292)	(16,040)	(23,114)
Accounts payable	(74,381)	53,481	34,431
Accrued expenses and other non-current liabilities	(18,751)	(53,109)	(64,423)
Net cash provided by operating activities from continuing operations	1,441,788	1,382,818	1,251,811

Cash flows from financing activities from continuing operations:
Net change in commercial paper borrowings and revolving credit facilities	323,359	(221,082)	146,382
Debt proceeds	1,283,223	965,533	556,989
Debt repaid, including capital lease obligations	(798,311)	(293,488)	(379,189)
Dividends on common stock	(83,201)	(74,871)	(67,720)
Common stock issued	23,635	46,568	90,646
Common stock repurchased	(6,141)	(106,286)	—
Excess tax benefits from share-based compensation and other items	(3,175)	700	5,151
Debt issuance costs	(7,904)	(5,424)	(5,189)
Net cash provided by financing activities from continuing operations	731,485	311,650	347,070

Cash flows from investing activities from continuing operations:
Purchases of property and revenue earning equipment	(2,667,978)	(2,259,164)	(2,122,628)
Sales of revenue earning equipment	423,605	493,477	445,589
Sales of operating property and equipment	3,891	3,486	6,782
Acquisitions	—	(9,972)	(1,858)
Collections on direct finance leases	70,980	65,517	70,677
Changes in restricted cash	8,147	3,396	(10,553)
Insurance recoveries and other	—	(1,250)	8,173
Net cash used in investing activities from continuing operations	(2,161,355)	(1,704,510)	(1,603,818)

Effect of exchange rates on cash	37	297	5,558
Increase (decrease) in cash and cash equivalents from continuing operations	11,955	(9,745)	621
Decrease in cash and cash equivalents from discontinued operations	(1,102)	(1,725)	(5,451)
Increase (decrease) in cash and cash equivalents	10,853	(11,470)	(4,830)
Cash and cash equivalents at January 1	50,092	61,562	66,392
Cash and cash equivalents at December 31	$60,945	50,092	61,562
See accompanying notes to consolidated financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Amount	Shares	Par				Total
	(Dollars in thousands, except per share amounts)
Balance at January 1, 2013	$—	51,371,696	$25,686	808,230	1,220,958	(587,619)	1,467,255
Comprehensive income	—	—	—	—	237,871	149,371	387,242
Common stock dividends declared and paid—$1.30 per share	—	—	—	—	(68,226)	—	(68,226)
Common stock issued under employee stock option and stock purchase plans (1)	—	1,913,067	956	86,212	—	—	87,168
Benefit plan stock purchases (2)	—	50,623	25	3,453	—	—	3,478
Share-based compensation	—	—	—	19,310	—	—	19,310
Tax benefits from share-based compensation	—	—	—	334	—	—	334
Balance at December 31, 2013	—	53,335,386	26,667	917,539	1,390,603	(438,248)	1,896,561
Comprehensive income	—	—	—	—	218,341	(182,022)	36,319
Common stock dividends declared and paid—$1.42 per share	—	—	—	—	(75,631)	—	(75,631)
Common stock issued under employee stock option and stock purchase plans (1)	—	1,019,341	511	45,371	—	—	45,882
Benefit plan stock sales (2)	—	8,239	4	682	—	—	686
Common stock repurchases	—	(1,323,278)	(662)	(22,820)	(82,804)	—	(106,286)
Share-based compensation	—	—	—	20,905	—	—	20,905
Tax benefits from share-based compensation	—	—	—	651	—	—	651
Balance at December 31, 2014	—	53,039,688	26,520	962,328	1,450,509	(620,270)	1,819,087
Comprehensive income	—	—	—	—	304,768	(92,465)	212,303
Common stock dividends declared—$1.56 per share	—	—	—	—	(83,306)	—	(83,306)
Common stock issued under employee stock option and stock purchase plans (1)	—	519,271	260	23,292	—	—	23,552
Benefit plan stock sales (2)	—	751	—	83	—	—	83
Common stock repurchases	—	(69,107)	(35)	(1,215)	(4,891)	—	(6,141)
Share-based compensation	—	—	—	21,181	—	—	21,181
Tax benefits from share-based compensation	—	—	—	352	—	—	352
Balance at December 31, 2015	$—	53,490,603	$26,745	1,006,021	1,667,080	(712,735)	1,987,111
__________________

(1)	Net of common shares delivered as payment for the exercise price or to satisfy the holders’ withholding tax liability upon exercise of options.

(2)	Represents open-market transactions of common shares by the trustee of Ryder’s deferred compensation plans.
See accompanying notes to consolidated financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Consolidation and Presentation
The consolidated financial statements include the accounts of Ryder System, Inc. (Ryder) and all entities in which Ryder has a controlling voting interest (“subsidiaries”) and variable interest entities (“VIEs”) where Ryder is determined to be the primary beneficiary. Ryder is deemed to be the primary beneficiary if we have the power to direct the activities that most significantly impact the entity’s economic performance and we share in the significant risks and rewards of the entity. All significant intercompany accounts and transactions have been eliminated in consolidation.
During the first quarter of 2015, our management structure changed within the supply chain business. We created the role of President of Dedicated Transportation Solutions (DTS) for the dedicated product offering which was within Supply Chain Solutions (SCS). Beginning with the current year, we reported our financial performance based on our new segments: (1) Fleet Management Solutions (FMS), which provides full service leasing, commercial rental, contract maintenance, and contract-related maintenance of trucks, tractors and trailers to customers principally in the U.S., Canada and the U.K.; (2) DTS, which provides vehicles and drivers as part of a dedicated transportation solution in the U.S; and (3) SCS, which provides comprehensive supply chain solutions including distribution and transportation services in North America and Asia. Dedicated services provided as part of an integrated, multi-service, supply chain solution continue to be reported in the SCS business segment. Prior period amounts have been recast to conform to the new presentation. This change impacted Note 10, "Goodwill," and Note 29, "Segment Reporting," with no impact on consolidated revenues, net income or cash flows.
Use of Estimates
The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates are based on management’s best knowledge of historical trends, actions that we may take in the future, and other information available when the consolidated financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available. Areas where the nature of the estimate make it reasonably possible that actual results could materially differ from the amounts estimated include: depreciation and residual value guarantees, employee benefit plan obligations, self-insurance accruals, impairment assessments on long-lived assets (including goodwill and indefinite-lived intangible assets), allowance for accounts receivable, income tax liabilities and contingent liabilities.
Cash Equivalents
Cash equivalents represent cash in excess of current operating requirements invested in short-term, interest-bearing instruments with maturities of three months or less at the date of purchase and are stated at cost.

Revenue Recognition
We recognize revenue when persuasive evidence of an arrangement exists, the services have been rendered to customers or delivery has occurred, the pricing is fixed or determinable, and collectibility is reasonably assured. In our evaluation of whether the price is fixed or determinable, we determine whether the total contract consideration in the arrangement could change based on one or more factors. These factors, which vary among each of our segments, are further discussed below. Generally, the judgments made for these purposes do not materially impact the revenue recognized in any period. Sales tax collected from customers and remitted to the applicable taxing authorities is accounted for on a net basis, with no impact on revenue.
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
Lease and rental
Lease and rental includes full service lease and commercial rental revenues from our FMS business segment. A full service lease is marketed, priced and managed as a bundled lease arrangement, which includes equipment, service and financing components. We do not offer a stand-alone unbundled finance lease of vehicles. For these reasons, both the lease and service components of our full service leases are included within lease and rental revenues.
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

•
The majority of our leases and all of our rental arrangements are classified as operating leases and, therefore, we recognize lease and commercial rental revenue on a straight-line basis as it becomes receivable over the term of the lease or rental arrangement. Lease and rental agreements do not usually provide for scheduled rent increases or escalations. However, most lease agreements allow for rate changes based upon changes in the Consumer Price Index (CPI). Lease and rental agreements also provide for vehicle usage charges based on a time charge and/or a fixed per-mile charge. The fixed time charge, the fixed per-mile charge and the changes in rates attributed to changes in the CPI are considered contingent rentals and are not considered fixed or determinable until the effect of CPI changes is implemented or the equipment usage occurs.

•
The non-lease deliverables of our full service lease arrangements are comprised of access to substitute vehicles, emergency road service, and safety services. These services are available to our customers throughout the lease term. Accordingly, revenue is recognized on a straight-line basis over the lease term.

•
Leases not classified as operating leases are generally considered direct financing leases. We recognize revenue for direct financing leases using the effective interest method, which provides a constant periodic rate of return on the outstanding investment on the lease. Recognition of income on direct finance leases is suspended when management determines that collection of future income is not probable, which is at the point that the customer’s delinquent balance is determined to be at risk (generally over 120 days past due). Accrual is resumed, and previously suspended income is recognized, when the receivable becomes contractually current and/or collection uncertainty is removed. Cash receipts on impaired direct finance lease receivables are first applied to the direct finance lease receivable and then to any unrecognized income. A direct finance lease receivable is considered impaired, based on current information and events, if it is probable that we will be unable to collect all amounts due according to the contractual terms of the lease.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Services
Services include contract maintenance, contract-related maintenance and other revenues from our FMS business segment and all DTS and SCS revenues.
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
Revenue from DTS and SCS service contracts is recognized as services are rendered in accordance with contract terms, which typically include discrete billing rates for the services. In certain contracts, a portion of the contract consideration may be contingent upon the satisfaction of performance criteria, attainment of pain/gain share thresholds or volume thresholds. The contingent portion of the revenue in these arrangements is not considered fixed or determinable until the performance criteria or thresholds have been met. In transportation management arrangements where we act as principal, revenue is reported on a gross basis, without deducting third-party purchased transportation costs. To the extent that we are acting as an agent in the arrangement, revenue is reported on a net basis, after deducting purchased transportation costs.
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
Provision for depreciation is computed using the straight-line method on all depreciable assets. Depreciation expense has been recognized throughout the Consolidated Statement of Earnings depending on the nature of the related asset. We periodically review and adjust, as appropriate, the residual values and useful lives of revenue earning equipment. Our review of the residual values and useful lives of revenue earning equipment, is established with a long-term view considering historical market price changes, current and expected future market price trends, expected lives of vehicles and extent of alternative uses. Factors that could cause actual results to materially differ from estimates include, but are not limited to, unforeseen changes in technology innovations.
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
Our valuation of fair value for certain reporting units is determined based on an average of discounted future cash flow models that use ten years of projected cash flows and various terminal values based on multiples, book value or growth assumptions. For certain reporting units, fair value is determined based on the application of current trading multiples for comparable publicly-traded companies and the historical pricing multiples for comparable merger and acquisition transactions that have occurred in our industry. Rates used to discount cash flows are dependent upon interest rates and the cost of capital based on our industry and capital structure adjusted for equity and size risk premiums based on market capitalization. Estimates of future cash flows are dependent on our knowledge and experience about past and current events and assumptions about conditions we expect to exist, including long-term growth rates, capital requirements and useful lives. Our estimates of cash flows are also based on historical and future operating performance, economic conditions and actions we expect to take. In addition to these factors, our DTS reporting unit and SCS reporting units are dependent on several key customers or industry sectors. The loss of a key customer may have a significant impact to our DTS reporting unit or one of our SCS reporting units, causing us to assess whether or not the event resulted in a goodwill impairment loss.
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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Self-Insurance Accruals
We retain a portion of the accident risk under auto liability, workers’ compensation and other insurance programs. Under our insurance programs, we retain the risk of loss in various amounts generally up to $3 million on a per occurrence basis. Self-insurance accruals are based primarily on an actuarially estimated, undiscounted cost of claims, which includes claims incurred but not reported. Such liabilities are based on estimates. Historical loss development factors are utilized to project the future development of incurred losses, and these amounts are adjusted based upon actual claim experience and settlements. While we believe that the amounts are adequate, there can be no assurance that changes to our actuarial estimates may not occur due to limitations inherent in the estimation process. Changes in the actuarial estimates of these accruals are charged or credited to earnings in the period determined. Amounts estimated to be paid within the next year have been classified as “Accrued expenses and other current liabilities” with the remainder included in “Other non-current liabilities” in our Consolidated Balance Sheets.
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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Severance and Contract Termination Costs
We recognize liabilities for severance and contract termination costs based upon the nature of the cost to be incurred. For involuntary separation plans that are completed within the guidelines of our written involuntary separation plan, we recognize the liability when it is probable and reasonably estimable. For one-time termination benefits, such as additional severance pay or benefit payouts, and other exit costs, such as contract termination costs, the liability is measured and recognized initially at fair value in the period in which the liability is incurred, with subsequent changes to the liability recognized as adjustments in the period of change. Severance related to position eliminations that are part of a restructuring plan is included in "Restructuring and other charges (recoveries), net” in the Consolidated Statements of Earnings. Severance costs that are not part of a restructuring plan are recognized as a direct cost of revenue or within “Selling, general and administrative expenses,” in the Consolidated Statements of Earnings depending upon the nature of the eliminated position.
Environmental Expenditures
We recognize liabilities for environmental assessments and/or cleanup when it is probable a loss has been incurred and the costs can be reasonably estimated. Environmental liability estimates may include costs such as anticipated site testing, consulting, remediation, disposal, post-remediation monitoring and legal fees, as appropriate. The liability does not reflect possible recoveries from insurance companies or reimbursement of remediation costs by state agencies, but does include estimates of cost sharing with other potentially responsible parties. Estimates are not discounted, as the timing of the anticipated cash payments is not fixed or readily determinable. Subsequent adjustments to initial estimates are recognized as necessary based upon additional information developed in subsequent periods. In future periods, new laws or regulations, advances in remediation technology and additional information about the ultimate remediation methodology to be used could significantly change our estimates. Claims for reimbursement of remediation costs are recognized when recovery is deemed probable.
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
On the date a derivative contract is executed, we formally document, among other items, the intended hedging designation and relationship, along with the risk management objectives and strategies for entering into the derivative contract. We also formally assess, both at inception and on an ongoing basis, whether the derivatives we used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. Cash flows from derivatives that are accounted for as hedges are classified in the Consolidated Statements of Cash Flows in the same category as the items being hedged. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, we discontinue hedge accounting prospectively.
The hedging designation may be classified as one of the following:
No Hedging Designation. The unrealized gain or loss on a derivative instrument not designated as an accounting hedging instrument is recognized immediately in earnings.
Fair Value Hedge. A hedge of a recognized asset or liability or an unrecognized firm commitment is considered a fair value hedge. For fair value hedges, both the effective and ineffective portions of the changes in the fair value of the derivative, along with the gain or loss on the hedged item that is attributable to the hedged risk, are both recognized in earnings.
Cash Flow Hedge. A hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability is considered a cash flow hedge. The effective portion of the change in the fair value of a derivative that is declared as a cash flow hedge is recognized net of tax in “Accumulated other comprehensive loss” until earnings are affected by the variability in cash flows of the designated hedged item.
Net Investment Hedge. A hedge of a net investment in a foreign operation is considered a net investment hedge. The effective portion of the change in the fair value of the derivative used as a net investment hedge of a foreign operation is recognized in the currency translation adjustment account within “Accumulated other comprehensive loss.” The ineffective portion, if any, on the hedged item that is attributable to the hedged risk is recognized in earnings and reported in “Miscellaneous income, net” in the Consolidated Statements of Earnings.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Foreign Currency Translation
Our foreign operations generally use local currency as their functional currency. Assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. Items in the Consolidated Statements of Earnings are translated at the average exchange rates for the year. The impact of currency fluctuations is presented in “Changes in cumulative translation adjustment and other” in the Consolidated Statements of Comprehensive Income (Loss). Upon sale or upon complete or substantially complete liquidation of an investment in a foreign operation, the currency translation adjustment attributable to that operation is removed from accumulated other comprehensive loss and is reported as part of the gain or loss on sale or liquidation of the investment for the period during which the sale or liquidation occurs. Gains and losses resulting from foreign currency transactions are recognized in “Miscellaneous income, net” in the Consolidated Statements of Earnings.
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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Defined Benefit Pension and Postretirement Benefit Plans
The funded status of our defined benefit pension plans and postretirement benefit plans are recognized in the Consolidated Balance Sheets. The funded status is measured as the difference between the fair value of plan assets and the benefit obligation at December 31, the measurement date. The fair value of plan assets represents the current market value of contributions made to irrevocable trust funds, held for the sole benefit of participants, which are invested by the trust funds. For defined benefit pension plans, the benefit obligation represents the actuarial present value of benefits expected to be paid upon retirement based on estimated future compensation levels. For postretirement benefit plans, the benefit obligation represents the actuarial present value of postretirement benefits attributed to employee services already rendered. Overfunded plans, with the fair value of plan assets exceeding the benefit obligation, are aggregated and reported as a prepaid pension asset. Underfunded plans, with the benefit obligation exceeding the fair value of plan assets, are aggregated and reported as a pension and postretirement benefit liability.
The current portion of pension and postretirement benefit liabilities represents the actuarial present value of benefits payable within the next year exceeding the fair value of plan assets (if funded), measured on a plan-by-plan basis. These liabilities are recognized in “Accrued expenses and other current liabilities” in the Consolidated Balance Sheets.
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
The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the immediate or short-term maturities of these financial instruments. Revenue earning equipment held for sale is measured at fair value on a nonrecurring basis and is stated at the lower of carrying amount or fair value less costs to sell. Investments held in Rabbi Trusts and derivatives are carried at fair value on a recurring basis. Investments held in Rabbi Trusts include exchange-traded equity securities and mutual funds. Fair values for these investments are based on quoted prices in active markets. For derivatives, fair value is based on model-driven valuations using the LIBOR rate or observable forward foreign exchange rates, which are observable at commonly quoted intervals for the full term of the financial instrument.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2. RECENT ACCOUNTING PRONOUNCEMENTS

Deferred Tax Balance Sheet Classification

On November 20, 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes, which requires an entity to present all deferred tax assets and liabilities as non-current in a classified balance sheet. The update becomes effective January 1, 2017. We early adopted ASU 2015-17 for the periods presented. Adoption of this update resulted in a reclassification of $22 million and $33 million in current deferred tax assets to non-current in our Consolidated Balance Sheets as of December 31, 2015 and 2014, respectively.

Accounting for Measurement Period Adjustments

On September 25, 2015, the FASB issued ASU No. 2015-16, Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments, which requires an acquirer to recognize adjustments identified during the measurement period in the reporting period in which the adjustment amounts are determined. The adjustment must include the cumulative effect of the adjustment as if the accounting had been completed on the acquisition date. The update should be applied prospectively and becomes effective January 1, 2016. Early application is permitted. The adoption of ASU 2015-16 will not have an impact on our consolidated financial position, results of operations or cash flows.

Inventory Valuation

On July 22, 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which applies to inventory that is measured using first-in, first-out or average cost. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory that is measured using last-in, first-out. The update becomes effective January 1, 2017 and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. The adoption of ASU 2015-11 will not have an impact on our consolidated financial position, results of operations or cash flows.

Presentation of Debt Issuance Costs

On April 7, 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires an entity to present debt issuance costs as a direct reduction from the carrying amount of the related debt liability on the balance sheet. On August 30, 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarifies the treatment of debt issuance costs from line-of-credit arrangements after adoption of ASU 2015-03. The SEC Staff announced they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The update requires retrospective application and represents a change in accounting principle. The update becomes effective January 1, 2016. Based on the balances as of December 31, 2015, we expect to reclassify $15 million of unamortized debt issuance costs from "Direct financing leases and other assets" to "Long-term debt."

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Revenue Recognition

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance. The update was originally effective January 1, 2017. On August 12, 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date by one year to January 1, 2018. Early application is permitted but not before January 1, 2017. The standard permits the use of either the modified retrospective or cumulative effect transition methods.

In connection with the FASB’s project on leases, the proposal stage literature would require the lease component of our full service lease product line to be accounted for under the proposed lease accounting guidance, when issued, and the maintenance and other elements of this product line will be accounted for under the new revenue guidance. The final ASU on leases is expected to be issued in the first quarter of 2016 and will be effective for fiscal years beginning after December 15, 2018. Because of the interrelationship of these issued and proposed standards on our full service lease product line and since the final ASU on leases has not been issued, we have not yet selected a transition method. We are in the process of determining the effect on our consolidated financial position, results of operations and cash flows.

3. REVISION OF PRIOR PERIOD FINANCIAL STATEMENTS

We periodically enter into sale and leaseback transactions to lower the total cost of funding our operations and to diversify funding among different classes of investors and among different types of funding instruments. These transactions historically resulted in a reduction of revenue earning equipment and debt on the balance sheet, as proceeds from the sale of revenue earning equipment were used to repay debt. During the second quarter of 2015, we reviewed and evaluated the structure of these transactions and determined they should be accounted for as issuances of financial interests that do not qualify for deconsolidation. We evaluated the materiality of this revision, quantitatively and qualitatively, and concluded it was not material to any of our previously issued consolidated financial statements. However, we elected to revise previously issued financial statements to avoid inconsistencies in our financial statements. Accordingly, we revised previously reported results for the years ended December 31, 2014, 2013 and 2012 as well as previously reported results for the three and nine months ended September 30, 2014, the three and six months ended June 30, 2014, and the three months ended March 31, 2015 and 2014 in our Form 10-Q for the quarter ended June 30, 2015. The effects of this revision for periods presented in this Annual Report on Form 10-K are presented in the tables below. Adjustments may not be additive and may have minor differences within the tables due to rounding.

The effects of this revision on our Consolidated Statements of Earnings were as follows (in millions except per share amounts):

	Year ended December 31, 2014			Year ended December 31, 2013
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Cost of lease and rental (1)	$2,039.3	(2.4)	2,036.9	$1,928.9	(3.4)	1,925.5
Interest expense	142.1	2.6	144.7	137.2	3.3	140.5
Earnings from continuing operations before income taxes	338.5	(0.2)	338.3	368.9	0.1	369.0
Provision for income taxes	118.1	(0.1)	118.0	125.7	—	125.7
Earnings from continuing operations	220.5	(0.3)	220.2	243.2	0.1	243.3
Net earnings	218.6	(0.3)	218.3	237.8	0.1	237.9

(1) Includes revised rent expense disclosed in Note 15, "Leases."

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The effects of this revision on our Consolidated Statements of Comprehensive Income were as follows (in millions):

	Comprehensive Income
	As Previously Reported	Adjustment	As Revised
Year ended December 31, 2014	$36.6	(0.2)	36.3
Year ended December 31, 2013	387.2	0.1	387.2

The effects of this revision on our Consolidated Balance Sheet as of December 31, 2014 were as follows (in millions):

	As Previously Reported	Adjustment	As Revised
Revenue earning equipment, net	$6,994.4	207.5	7,201.9
Total assets (1)	9,676.0	174.9	9,850.9
Short-term debt and current portion of long-term debt	12.2	24.1	36.3
Accrued expenses and other current liabilities	520.5	(6.8)	513.7
Total current liabilities	1,093.6	17.2	1,110.8
Long-term debt	4,500.3	194.0	4,694.3
Other non-current liabilities	786.7	(3.4)	783.3
Deferred income taxes (1)	1,476.0	(32.7)	1,443.3
Total liabilities (1)	7,856.5	175.3	8,031.8
Retained earnings	1,450.9	(0.4)	1,450.5
Total shareholders’ equity	1,819.5	(0.4)	1,819.1
Total liabilities and shareholders’ equity (1)	9,676.0	174.9	9,850.9

_______________
(1) Adjustment includes reclassification of current deferred tax assets to non-current as discussed in Note 2, "Recent Accounting Pronouncements."

The effects of this revision on the individual line items within our Consolidated Statements of Cash Flows were as follows (in millions):

	Year ended December 31, 2014			Year ended December 31, 2013
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Net earnings	$218.6	(0.3)	218.3	$237.8	0.1	237.9
Depreciation expense	1,040.3	17.6	1,057.8	957.1	26.5	983.6
Accrued expenses and other non-current liabilities	(48.7)	(4.4)	(53.1)	(66.6)	2.2	(64.4)
Net cash provided by operating activities from continuing operations	1,370.0	12.8	1,382.8	1,223.1	28.7	1,251.8
Debt proceeds	839.7	125.8	965.5	557.0	—	557.0
Debt repaid, including capital lease obligations	(280.7)	(12.8)	(293.5)	(332.6)	(46.6)	(379.2)
Net cash provided by financing activities from continuing operations	198.7	113.0	311.7	393.6	(46.5)	347.1
Purchases of property and revenue earning equipment	(2,259.2)	—	(2,259.2)	(2,140.5)	17.9	(2,122.6)
Sale and leaseback of revenue earning equipment	125.8	(125.8)	—	—	—	—
Net cash used in investing activities from continuing operations	(1,578.7)	(125.8)	(1,704.5)	(1,621.7)	17.9	(1,603.8)

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4. ACQUISITIONS

On August 1, 2014, we acquired all of the common stock of Bullwell Trailer Solutions, Ltd, a U.K.-based trailer repair and maintenance company for a purchase price of approximately $15 million, net of cash acquired. The acquisition complements our FMS business segment coverage in the U.K. The purchase accounting for this acquisition resulted in goodwill and customer relationship intangible assets of $12 million and $2 million, respectively, with the remaining amount allocated to tangible assets, less liabilities assumed. Transaction costs related to the acquisition were not material. Approximately $12 million of the stock purchase price has been paid as of December 31, 2015.

The purchase price included $6 million in contingent consideration to be paid to the seller provided certain milestones were met. During 2015, we paid $4 million as a result of certain milestones being met. As of December 31, 2015, the fair value of the remaining contingent consideration has been reflected in "Accrued expenses and other current liabilities" in our Consolidated Balance Sheets.

5. RESTRUCTURING AND OTHER CHARGES (RECOVERIES)
In the fourth quarters of 2015 and 2014, we approved plans to reduce our workforce in multiple locations as a result of cost containment actions, resulting in charges of $9 million and $2 million in 2015 and 2014, respectively. In addition, in the fourth quarter of 2015, we committed to a plan to divest our Ryder Canadian Retail Shippers Association Logistics (CRSAL) operations and shutdown our Ryder Container Terminals (RCT) business in Canada. In January 2016, we entered into an agreement to sell CRSAL to a third party for approximately $2 million. The transaction is subject to customary closing conditions and is expected to close during the first quarter of 2016. In connection with the decisions to sell CRSAL and shut-down RCT, we recognized charges in the fourth quarter of 2015 for employee termination costs of $3 million and asset impairment of $2 million to adjust assets held for sale, including goodwill and intangible assets, to fair value less costs to sell.
The following table summarizes the activities within, and components of, restructuring liabilities for 2015, 2014 and 2013 (in thousands):

	Employee Termination Costs	Other Charges	Total
Balance as of December 31, 2012	$3,147	1,728	4,875
Workforce reduction charges	84	—	84
Utilization (1)	(2,891)	(1,409)	(4,300)
Balance as of December 31, 2013	340	319	659
Workforce reduction charges	2,387	—	2,387
Utilization (1)	(241)	(319)	(560)
Balance as of December 31, 2014	2,486	—	2,486
Workforce reduction charges	8,830	—	8,830
CRSAL divestiture and RCT shut-down	3,225	—	3,225
Utilization (1)	(2,208)	—	(2,208)
Balance as of December 31, 2015 (2)	$12,333	—	12,333
_________________
Note: The restructuring liabilities shown above are included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets.

(1) Principally represents cash payments.
(2) The majority of the balance remaining for employee termination costs is expected to be paid by the end of 2016.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As discussed in Note 29, “Segment Reporting,” our primary measure of segment financial performance excludes, among other items, restructuring and other charges (recoveries), net. However, the applicable portion of the restructuring and other charges (recoveries), net that related to each segment in 2015, 2014 and 2013 were as follows:

	Years ended December 31,
	2015	2014	2013
	(In thousands)
Fleet Management Solutions	$4,817	515	(470)
Dedicated Transportation Solutions	250	154	—
Supply Chain Solutions	7,033	797	—
Central Support Services	2,125	921	—
Total	$14,225	2,387	(470)

6. RECEIVABLES

	December 31,
	2015	2014
	(In thousands)
Trade	$708,832	693,114
Direct financing leases	90,055	85,946
Other, primarily warranty and insurance	52,162	32,192
	851,049	811,252
Allowance	(15,560)	(16,388)
Total	$835,489	794,864

7.     PREPAID EXPENSES AND OTHER CURRENT ASSETS

	December 31,
	2015	2014
	(In thousands)
Restricted cash	$5,352	13,499
Prepaid vehicle licenses	47,806	47,561
Prepaid operating taxes	18,510	15,208
Prepaid sales commission	11,446	12,255
Other	55,029	44,158
Total	$138,143	132,681

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8.     REVENUE EARNING EQUIPMENT

	Estimated Useful Lives	December 31, 2015			December 31, 2014
		Cost	Accumulated Depreciation	Net Book Value (1)	Cost	Accumulated Depreciation	Net Book Value (1)
	(In years)	(In thousands)
Held for use:
Full service lease	3 — 12	$8,839,941	(2,723,605)	6,116,336	8,008,123	(2,598,140)	5,409,983
Commercial rental	4.5 — 12	2,811,715	(907,412)	1,904,303	2,570,081	(864,543)	1,705,538
Held for sale		496,634	(332,538)	164,096	312,698	(226,333)	86,365
Total		$12,148,290	(3,963,555)	8,184,735	10,890,902	(3,689,016)	7,201,886
_______________

(1)
Revenue earning equipment, net includes vehicles under capital leases of $47 million, less accumulated depreciation of $22 million, at December 31, 2015 and $48 million, less accumulated depreciation of $22 million, at December 31, 2014.

Depreciation expense was $1.06 billion, $979 million and $910 million in 2015, 2014 and 2013, respectively. Revenue earning equipment held for sale is stated at the lower of carrying amount or fair value less costs to sell. Losses on vehicles held for sale for which carrying values exceeded fair value are recognized at the time they arrive at our used truck centers and are presented within "Other operating expenses" in the Consolidated Statements of Earnings. For revenue earning equipment held for sale, we stratify our fleet by vehicle type (trucks, tractors and trailers), weight class, age and other relevant characteristics and create classes of similar assets for analysis purposes. Fair value was determined based upon recent market prices obtained from our own sales experience for sales of each class of similar assets and vehicle condition. Therefore, our revenue earning equipment held for sale was classified within Level 3 of the fair value hierarchy. During 2015, 2014, and 2013, we recognized losses to reflect changes in fair value of $18 million, $11 million and $16 million, respectively.
The following table presents our assets that are measured at fair value on a nonrecurring basis and considered a Level 3 fair value measurement:

			Total Losses (2)
	December 31,		Year ended December 31,
	2015	2014	2015	2014
Assets held for sale:
Revenue earning equipment: (1)
Trucks	$11,469	6,135	$7,660	6,274
Tractors	19,479	4,054	7,620	3,450
Trailers	2,475	789	2,676	1,040
Total assets at fair value	$33,423	10,978	$17,956	10,764

______________

(1)	Represents the portion of all revenue earning equipment held for sale that is recorded at fair value, less costs to sell.

(2)	Total losses represent fair value adjustments for all vehicles held for sale throughout the period for which fair value less costs to sell was less than carrying value.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9.     OPERATING PROPERTY AND EQUIPMENT

	Estimated Useful Lives	December 31,
		2015	2014
	(In years)	(In thousands)
Land	—	$203,543	201,089
Buildings and improvements	10 — 40	776,304	766,360
Machinery and equipment	3 — 10	709,173	663,616
Other	3 — 10	109,554	103,557
		1,798,574	1,734,622
Accumulated depreciation		(1,083,604)	(1,035,028)
Total		$714,970	699,594

Depreciation expense was $84 million, $79 million and $73 million in 2015, 2014 and 2013, respectively.

10.     GOODWILL
The carrying amount of goodwill attributable to each reportable business segment with changes therein was as follows:

	Fleet Management Solutions	Dedicated Transportation Solutions	Supply Chain Solutions	Total
	(In thousands)
Balance at January 1, 2014
Goodwill	$223,204	40,808	148,928	412,940
Accumulated impairment losses	(10,322)	—	(18,899)	(29,221)
	212,882	40,808	130,029	383,719
Acquisitions	11,839	—	—	11,839
Foreign currency translation adjustment	(1,826)	—	(703)	(2,529)
Balance at December 31, 2014
Goodwill	233,217	40,808	148,225	422,250
Accumulated impairment losses	(10,322)	—	(18,899)	(29,221)
	222,895	40,808	129,326	393,029
Reclassification to assets held for sale	—	—	(852)	(852)
Foreign currency translation adjustment	(1,859)	—	(1,183)	(3,042)
Balance at December 31, 2015
Goodwill	231,358	40,808	146,190	418,356
Accumulated impairment losses	(10,322)	—	(18,899)	(29,221)
	$221,036	40,808	127,291	389,135

During the first quarter of 2015, our management structure changed. As a result, we reallocated the goodwill balance of our former SCS segment between our current DTS and SCS segments using a relative fair value allocation methodology. We have recast the information above for the prior periods to reflect the reallocation between the segments.
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
In connection with the plan to divest CRSAL, as discussed in Note 5, "Restructuring and Other Charges (Recoveries)", we reclassified approximately $1 million of goodwill to assets held for sale using a relative fair value methodology.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11.     INTANGIBLE ASSETS

	December 31,
	2015	2014
	(In thousands)
Indefinite lived intangible assets — Trade name	$8,731	9,084
Finite lived intangible assets:
Customer relationship intangibles	91,523	97,922
Other intangibles, primarily trade name	2,367	2,367
Accumulated amortization	(45,736)	(42,374)
	48,154	57,915
Foreign currency translation adjustment	(1,693)	(380)
Total	$55,192	66,619

In connection with the plan to divest CRSAL, as discussed in Note 5, "Restructuring and Other Charges (Recoveries)", we reclassified $7 million of customer relationship and trade name intangible assets and $3 million of accumulated amortization to assets held for sale.

The Ryder trade name has been identified as having an indefinite useful life. Customer relationship intangibles are being amortized on a straight-line basis over their estimated useful lives, generally 7-19 years. We recognized amortization expense associated with finite lived intangible assets of approximately $7 million in each of 2015 and 2014 and $8 million in 2013. The future amortization expense for each of the five succeeding years related to all intangible assets that are currently reported in the Consolidated Balance Sheets is estimated to range from $4 - $6 million per year for 2016 - 2020.

12.     DIRECT FINANCING LEASES AND OTHER ASSETS

	December 31,
	2015	2014
	(In thousands)
Direct financing leases, net	$347,703	331,065
Investments held in Rabbi Trusts	41,720	38,681
Contract incentives	23,691	21,475
Insurance receivables	28,999	13,957
Debt issuance costs	18,594	16,503
Prepaid pension asset	44,124	2,698
Interest rate swap agreements	5,421	4,565
Other	15,223	17,155
Total	$525,475	446,099

Investments held in Rabbi Trusts are assets measured at fair value on a recurring basis, all of which are considered Level 1 of the fair value hierarchy. The following table presents the asset classes at December 31, 2015 and 2014:

	December 31,
	2015	2014
	(In thousands)
Cash and cash equivalents	$5,214	4,418
U.S. equity mutual funds	24,824	23,589
Foreign equity mutual funds	4,713	4,724
Fixed income mutual funds	6,969	5,950
Total Investments held in Rabbi Trusts	$41,720	38,681

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13.     ACCRUED EXPENSES AND OTHER LIABILITIES

	December 31, 2015			December 31, 2014
	Accrued Expenses	Non-Current Liabilities	Total	Accrued Expenses	Non-Current Liabilities	Total
	(In thousands)
Salaries and wages	$99,032	—	99,032	114,446	—	114,446
Deferred compensation	2,252	41,691	43,943	3,209	37,093	40,302
Pension benefits	3,790	484,892	488,682	3,739	444,657	448,396
Other postretirement benefits	1,624	20,002	21,626	2,112	26,889	29,001
Other employee benefits	8,956	9,706	18,662	7,172	19,276	26,448
Insurance obligations (1)	157,014	213,256	370,270	132,246	189,431	321,677
Environmental liabilities	3,791	6,554	10,345	3,877	8,002	11,879
Operating taxes	101,649	—	101,649	92,330	—	92,330
Income taxes	3,378	22,366	25,744	5,066	22,843	27,909
Interest	31,218	—	31,218	33,509	—	33,509
Deposits, mainly from customers	61,869	5,085	66,954	59,388	5,929	65,317
Deferred revenue	13,038	—	13,038	11,759	—	11,759
Acquisition holdbacks	2,081	—	2,081	3,817	2,187	6,004
Other	53,660	26,043	79,703	41,009	27,035	68,044
Total	$543,352	829,595	1,372,947	513,679	783,342	1,297,021
_________________
(1) Insurance obligations are primarily comprised of self-insured claim liabilities.

We retain a portion of the accident risk under vehicle liability and workers’ compensation insurance programs. Self-insurance accruals are primarily based on actuarially estimated, undiscounted cost of claims, and include claims incurred but not reported. Such liabilities are based on estimates. Historical loss development factors are utilized to project the future development of incurred losses, and these amounts are adjusted based upon actual claim experience and settlements. While we believe the amounts are adequate, there can be no assurance that changes to our estimates may not occur due to limitations inherent in the estimation process. During 2015, we recognized a charge within earnings from continuing operations of $4 million from development of estimated prior years’ self-insured loss reserves for the reasons noted above as well as a settlement of a customer-extended insurance claim. In 2014 and 2013, we recognized benefits within earnings from continuing operations of $14 million and $5 million, respectively, from development of estimated prior years’ self-insured loss reserves for the reasons noted above.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

14.     INCOME TAXES
The components of earnings from continuing operations before income taxes and the provision for income taxes from continuing operations were as follows:

	Years ended December 31,
	2015	2014	2013
	(In thousands)
Earnings from continuing operations before income taxes:
United States	$408,757	275,630	302,809
Foreign	60,458	62,637	66,206
Total	$469,215	338,267	369,015
Current tax expense (benefit) from continuing operations:
Federal (1)	$(1,836)	(230)	234
State (1)	5,748	6,396	4,194
Foreign	5,272	7,163	7,691
	9,184	13,329	12,119
Deferred tax expense from continuing operations:
Federal	135,585	90,056	98,076
State	20,111	12,429	15,399
Foreign	(1,654)	2,228	146
	154,042	104,713	113,621
Provision for income taxes from continuing operations	$163,226	118,042	125,740
______________

(1)	Excludes federal and state tax benefits resulting from the exercise of stock options and vesting of restricted stock awards, which were credited directly to “Additional paid-in capital.”
A reconciliation of the federal statutory tax rate with the effective tax rate from continuing operations follows:

	Years ended December 31,
	2015	2014	2013
	(Percentage of pre-tax earnings)
Federal statutory tax rate	35.0	35.0	35.0
Impact on deferred taxes for changes in tax rates	(0.9)	(0.9)	0.1
State income taxes, net of federal income tax benefit	5.0	5.2	4.0
Foreign rates varying from federal statutory tax rate	(3.3)	(3.7)	(4.1)
Tax reviews and audits	(1.3)	(1.1)	(0.8)
Other, net	0.3	0.4	(0.1)
Effective tax rate	34.8	34.9	34.1

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Tax Law Changes
The effects of changes in tax laws on deferred tax balances are recognized in the period the new legislation is enacted. The following provides a summary of the increases (decreases) to net earnings from continuing operations from changes in tax laws by tax jurisdiction:

Tax Jurisdiction	Enactment Date	Net Earnings
		(in thousands)
2015
Connecticut	June 30, 2015	$1,616
Other Jurisdictions	April 13, 2015 - November 18, 2015	$497

2014
New York	March 31, 2014	$1,776
Rhode Island	June 19, 2014	$626

2013
Puerto Rico	June 30, 2013	$(503)
United Kingdom	July 17, 2013	$485

Deferred Income Taxes
The components of the net deferred income tax liability were as follows:

	December 31,
	2015	2014
	(In thousands)
Deferred income tax assets:
Self-insurance accruals	$93,352	81,908
Net operating loss carryforwards	429,458	377,740
Alternative minimum taxes	10,727	10,727
Accrued compensation and benefits	76,363	68,626
Federal benefit on state tax positions	18,912	18,847
Pension benefits	148,671	157,082
Miscellaneous other accruals	32,763	33,090
	810,246	748,020
Valuation allowance	(14,991)	(24,742)
	795,255	723,278
Deferred income tax liabilities:
Property and equipment bases difference	(2,362,194)	(2,149,574)
Other	(20,583)	(16,996)
	(2,382,777)	(2,166,570)
Net deferred income tax liability	$(1,587,522)	(1,443,292)

U.S. deferred income taxes have not been provided on certain undistributed earnings of foreign subsidiaries, which were $712 million at December 31, 2015. The determination of the amount of the related unrecognized deferred tax liability is not practicable because of the complexities associated with the hypothetical calculations. We have historically reinvested such earnings overseas in foreign operations indefinitely and expect future earnings will also be reinvested overseas indefinitely.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

At December 31, 2015, we had U.S. federal tax effected net operating loss carryforwards of $386 million and various U.S. subsidiaries had state tax effected net operating loss carryforwards of $29 million both expiring through tax year 2034. We also had foreign tax effected net operating losses of $14 million that are available to reduce future income tax payments in several countries, subject to varying expiration rules. A valuation allowance has been established to reduce deferred income tax assets, principally foreign tax loss carryforwards, to amounts more likely than not to be realized. We had unused alternative minimum tax credits of $11 million at December 31, 2015, which are available to reduce future income tax liabilities. The alternative minimum tax credits may be carried forward indefinitely.
Uncertain Tax Positions
The following is a summary of tax years that are no longer subject to examination:
Federal — audits of our U.S. federal income tax returns are closed through fiscal year 2008.
State — for the majority of states, tax returns are closed through fiscal year 2008.
Foreign — we are no longer subject to foreign tax examinations by tax authorities for tax years before 2008 in Canada, 2010 in Brazil, 2010 in Mexico and 2013 in the U.K., which are our major foreign tax jurisdictions.
The following table summarizes the activity related to unrecognized tax benefits (excluding the federal benefit received from state positions):

	December 31,
	2015	2014	2013
	(In thousands)
Balance at January 1	$60,482	56,813	52,271
Additions based on tax positions related to the current year	4,220	6,896	7,606
Reductions due to lapse of applicable statutes of limitation	(3,962)	(3,227)	(3,064)
Gross balance at December 31	60,740	60,482	56,813
Interest and penalties	4,912	5,125	5,756
Balance at December 31	$65,652	65,607	62,569
Of the total unrecognized tax benefits, $47 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods. The total includes $4 million of interest and penalties, at each December 31, 2015 and 2014, respectively, net of the federal benefit on state issues. For 2015, 2014 and 2013, we recognized an income tax benefit related to interest and penalties of $1 million in each period, within “Provision for income taxes” in our Consolidated Statements of Earnings. Unrecognized tax benefits related to federal, state and foreign tax positions may decrease by $3 million by December 31, 2016, if audits are completed or tax years close during 2016.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Like-Kind Exchange Program
We have a like-kind exchange program for certain of our U.S.-based revenue earning equipment. Pursuant to the program, we dispose of vehicles and acquire replacement vehicles in a form whereby tax gains on disposal of eligible vehicles are deferred. To qualify for like-kind exchange treatment, we exchange through a qualified intermediary eligible vehicles being disposed of with vehicles being acquired, allowing us to generally carryover the tax basis of the vehicles sold (“like-kind exchanges”). The program results in a material deferral of federal and state income taxes, and a decrease in cash taxes in periods when we are not in a net operating loss (NOL) position. As part of the program, the proceeds from the sale of eligible vehicles are restricted for the acquisition of replacement vehicles and other specified applications. Due to the structure utilized to facilitate the like-kind exchanges, the qualified intermediary that holds the proceeds from the sales of eligible vehicles and the entity that holds the vehicles to be acquired under the program are required to be consolidated in the accompanying Consolidated Financial Statements in accordance with U.S. GAAP. The total assets, primarily revenue earning equipment, and the total liabilities, primarily vehicle accounts payable, held by these consolidated entities are equal in value as these entities are solely structured to facilitate the like-kind exchanges. At December 31, 2015 and 2014, these consolidated entities had total assets, primarily revenue earning equipment, and total liabilities, primarily accounts payable, of $237 million and $205 million, respectively.

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

	December 31,
	2015	2014
	(In thousands)
Total minimum lease payments receivable	$684,600	659,551
Less: Executory costs	(205,865)	(210,241)
Minimum lease payments receivable	478,735	449,310
Less: Allowance for uncollectibles	(243)	(288)
Net minimum lease payments receivable	478,492	449,022
Unguaranteed residuals	52,885	55,992
Less: Unearned income	(93,619)	(88,003)
Net investment in direct financing and sales-type leases	437,758	417,011
Current portion	(90,055)	(85,946)
Non-current portion	$347,703	331,065
Our direct financing lease customers operate in a wide variety of industries, and we have no significant customer concentrations in any one industry. We assess credit risk for all of our customers including those who lease equipment under direct financing leases. Credit risk is assessed using an internally developed model, which incorporates credit scores from third party providers and our own custom risk ratings and is updated on a monthly basis. The external credit scores are developed based on the customer’s historical payment patterns and an overall assessment of the likelihood of delinquent payments. Our internal ratings are weighted based on the industry that the customer operates, company size, years in business and other credit-related indicators (i.e., profitability, cash flow, liquidity, tangible net worth, etc.). Any one of the following factors may result in a customer being classified as high risk: i) history of late payments; ii) open lawsuits, liens or judgments; iii) in business less than three years; and iv) operates in an industry with low barriers to entry. For those customers who are designated as high risk, we typically require deposits to be paid in advance in order to mitigate our credit risk. Additionally, our receivables are collateralized by the vehicle’s fair value, which further mitigates our credit risk.
The following table presents the credit risk profile by creditworthiness category of our direct financing lease receivables at December 31, 2015:

	December 31,
	2015	2014
	(In thousands)
Very low risk to low risk	$203,388	198,496
Moderate	197,484	158,790
Moderately high to high risk	77,863	92,024
	$478,735	449,310

As of December 31, 2015 and 2014, the amount of direct financing lease receivables which were past due was not significant and there were no impaired receivables. Accordingly, there was no material risk of default with respect to these receivables.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Leases as Lessee
We lease facilities and office equipment. None of our leasing arrangements contain restrictive financial covenants.
During 2015, 2014 and 2013, rent expense (including rent of facilities and contingent rentals) was $132 million, $128 million and $123 million, respectively.

Lease Payments
Future minimum payments for leases in effect at December 31, 2015 were as follows:

	As Lessor (1)		As Lessee
	Operating Leases	Direct Financing Leases	Operating Leases
	(In thousands)
2016	$1,049,766	111,116	74,103
2017	857,397	93,215	39,265
2018	678,150	76,073	21,675
2019	481,790	60,062	14,066
2020	298,659	50,402	6,896
Thereafter	241,589	87,867	17,420
Total	$3,607,351	478,735	173,425
____________________

(1)
Amounts do not include contingent rentals, which may be received under certain leases on the basis of miles or changes in the Consumer Price Index. Contingent rentals from operating leases included in revenue were $329 million in 2015 and $318 million in both 2014 and 2013. Contingent rentals from direct financing leases included in revenue were $12 million in 2015 and $11 million in each of 2014 and 2013 .

The amounts in the previous table related to the lease of revenue earning equipment are based upon the general assumption that revenue earning equipment will remain on lease for the length of time specified by the respective lease agreements. The future minimum payments presented above related to the lease of revenue earning equipment are not a projection of future lease revenue or expense and no effect has been given to renewals, new business, cancellations, contingent rentals or future rate changes.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

16.     DEBT

	Weighted-Average Interest Rate
	December 31,			December 31,
	2015	2014	Maturities	2015	2014
				(In thousands)
Short-term debt and current portion of long-term debt:
Short-term debt	2.26%	1.30%		$35,947	3,773
Current portion of long-term debt, including capital leases				598,583	32,511
Total short-term debt and current portion of long-term debt				634,530	36,284
Total long-term debt:
U.S. commercial paper(1)	0.55%	0.35%	2020	547,130	276,694
Global revolving credit facility	2.31%	1.60%	2020	25,291	11,190
Unsecured U.S. notes – Medium-term notes(1)	2.84%	3.29%	2016-2025	4,112,519	3,772,159
Unsecured U.S. obligations, principally bank term loans	1.73%	0.76%	2018	50,000	110,500
Unsecured foreign obligations	1.92%	2.01%	2016-2020	275,661	295,776
Asset backed U.S. obligations(2)	1.81%	1.81%	2016-2022	434,001	218,137
Capital lease obligations	3.31%	3.65%	2016-2022	32,054	37,560
Total before fair market value adjustment				5,476,656	4,722,016
Fair market value adjustment on notes subject to hedging(3)				5,253	4,830
				5,481,909	4,726,846
Current portion of long-term debt, including capital leases				(598,583)	(32,511)
Long-term debt				4,883,326	4,694,335
Total debt				$5,517,856	4,730,619
_________________

(1)	We had unamortized original issue discounts of $8 million at December 31, 2015 and 2014.

(2)
Asset-backed U.S. obligations are related to financing transactions involving revenue earning equipment. See Note 3, "Revision of Prior Period Financial Statements" for further information related to our evaluation of accounting for these transactions.

(3)
The notional amount of the executed interest rate swaps designated as fair value hedges was $825 million and $600 million at December 31, 2015 and 2014, respectively. Refer to Note 17, "Derivatives", for additional information.

Maturities of total debt are as follows:

	Capital Leases	Debt
	(In thousands)
2016	$8,469	928,722
2017	9,550	750,009
2018	7,135	783,177
2019	6,132	1,060,365
2020	639	1,645,441
Thereafter	2,241	312,835
Total	34,166	5,480,549
Imputed interest	(2,112)
Present value of minimum capitalized lease payments	32,054
Current portion	(7,720)
Long-term capitalized lease obligation	$24,334

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Debt Facilities
We maintain a $1.2 billion global revolving credit facility with a syndicate of twelve lending institutions led by Bank of America N.A., Bank of Tokyo-Mitsubishi UFJ, Ltd., BNP Paribas, Mizuho Corporate Bank, Ltd., Royal Bank of Canada, Lloyds Bank Plc, U.S. Bank National Association and Wells Fargo Bank, N.A. The facility matures in January 2020. The agreement provides for annual facility fees which range from 7.5 basis points to 25 basis points based on Ryder’s long-term credit ratings. The annual facility fee is currently 10 basis points, which applies to the total facility size of $1.2 billion.
The credit facility is used primarily to finance working capital but can also be used to issue up to $75 million in letters of credit (there were no letters of credit outstanding against the facility at December 31, 2015). At our option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. The credit facility contains no provisions limiting its availability in the event of a material adverse change to Ryder’s business operations; however, the credit facility does contain standard representations and warranties, events of default, cross-default provisions and certain affirmative and negative covenants.
In order to maintain availability of funding, we must maintain a ratio of debt to consolidated net worth of less than or equal to 300%. Net worth, as defined in the credit facility, represents shareholders' equity excluding any accumulated other comprehensive income or loss associated with our pension and other postretirement plans. The ratio at December 31, 2015 was 215%. At December 31, 2015, there was $591 million available under the credit facility, net of outstanding commercial paper borrowings.
Our global revolving credit facility enables us to refinance short-term obligations on a long-term basis. Settlement of short-term commercial paper obligations not expected to require the use of working capital are classified as long-term as we have both the intent and ability to refinance on a long-term basis. In addition, we have the intent and ability to refinance the current portion of long-term debt on a long-term basis. At December 31, 2015, we classified $547 million of short-term commercial paper and $300 million of the current portion of long-term debt as long-term debt. At December 31, 2014, we classified $277 million of short-term commercial paper, $60 million of trade receivables borrowings and $699 million of the current portion of long-term debt as long-term debt.
In September and April 2015, we received $93 million and $156 million, respectively, from financing transactions backed by a portion of our revenue earning equipment. The proceeds from these transactions were used to fund capital expenditures. We have provided end of term guarantees for the residual value of the revenue earning equipment in these transactions. The transaction proceeds, along with the end of term residual value guarantees, have been included within "asset-backed U.S. obligations" in the preceding table.
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
We have a trade receivables purchase and sale program, pursuant to which we sell certain of our domestic trade accounts receivable to a bankruptcy remote, consolidated subsidiary of Ryder, that in turn sells, on a revolving basis, an ownership interest in certain of these accounts receivable to a receivables conduit or committed purchasers. The subsidiary is considered a VIE and is consolidated based on our control of the entity’s activities. We use this program to provide additional liquidity to fund our operations, particularly when it is cost effective to do so. The costs under the program may vary based on changes in interest rates. The available proceeds that may be received under the program are limited to $175 million. In October 2015, we renewed the trade receivables purchase and sale program. If no event occurs which causes early termination, the 364-day program will expire on October 21, 2016. The program contained provisions restricting its availability in the event of a material adverse change to our business operations or the collectibility of the collateralized receivables. No amounts were outstanding under the program at December 31, 2015. There was $60 million outstanding under the program at December 31, 2014. Sales of receivables under this program are accounted for as secured borrowings based on our continuing involvement in the transferred assets.
The total fair value of debt (excluding capital lease and asset backed U.S. obligations) was $5.08 billion at December 31, 2015 and $4.59 billion at December 31, 2014. For publicly-traded debt, estimates of fair value are based on market prices. Since our publicly-traded debt is not actively traded, the fair value measurement was classified within Level 2 of the fair value hierarchy. For other debt, fair value is estimated based on rates currently available to us for debt with similar terms and remaining maturities. Therefore, the fair value measurement of our other debt was classified within Level 2 of the fair value hierarchy.

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

As of December 31, 2015, we have interest rate swaps outstanding which are designated as fair value hedges whereby we receive fixed interest rate payments in exchange for making variable interest rate payments. The differential to be paid or received is accrued and recognized as interest expense. As of December 31, 2015, we had interest rate swaps outstanding with a total notional value of $825 million and maturities through 2020. Interest rate swaps are measured at fair value on a recurring basis using Level 2 fair value inputs. The fair value of these interest rate swaps was approximately $5 million as of December 31, 2015, and was presented in "Direct financing leases and other assets" in our Consolidated Balance Sheets. Changes in the fair value of our interest rate swaps were offset by changes in the fair value of the debt instrument. Accordingly, there was no ineffectiveness related to the interest rate swaps.

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
At December 31, 2015 and 2014, we had letters of credit and surety bonds outstanding, which primarily guarantee various insurance activities as noted in the following table:

	December 31,
	2015	2014
	(In thousands)
Letters of credit	$241,022	234,482
Surety bonds	104,632	99,831

19.     SHARE REPURCHASE PROGRAMS

In December 2015, our Board of Directors authorized a share repurchase program intended to mitigate the dilutive impact of shares issued under our employee stock plans.  Under the December 2015 program, management is authorized to repurchase (i) up to 1.5 million shares of common stock, the sum of  which will not exceed the number of shares issued to employees under the Company’s employee stock plans from December 1, 2015 to December 9, 2017  plus (ii) 0.5 million shares issued to employees that were not repurchased under the Company’s previous share repurchase program.  The December 2015 program limits aggregate share repurchases to no more than 2 million shares of Ryder common stock.  Share repurchases of common stock are made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. Management may establish prearranged written plans for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the December 2015 program, which allow for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan.  As of December 31, 2015, we have not repurchased any shares under the 2015 program.

During 2015 and 2014, we repurchased and retired 0.1 million and 1.3 million shares under the previous program for $6 million and $106 million, respectively. We did not repurchase any shares in 2013.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

20.      ACCUMULATED OTHER COMPREHENSIVE LOSS
Comprehensive income (loss) presents a measure of all changes in shareholders’ equity except for changes resulting from transactions with shareholders in their capacity as shareholders. The following summary sets forth the components of accumulated other comprehensive loss, net of tax:

	Currency Translation Adjustments and Other	Net Actuarial Loss (1)	Prior Service Credit (1)	Accumulated Other Comprehensive Loss
	(In thousands)
January 1, 2013	$57,860	(648,113)	2,634	(587,619)
Amortization	—	22,820	(1,340)	21,480
Other current period change	(21,985)	147,410	2,466	127,891
December 31, 2013	35,875	(477,883)	3,760	(438,248)
Amortization	—	14,866	(2,676)	12,190
Pension lump sum settlement expense	—	61,333	—	61,333
Other current period change	(71,962)	(184,257)	674	(255,545)
December 31, 2014	(36,087)	(585,941)	1,758	(620,270)
Amortization	—	19,505	(1,411)	18,094
Other current period change	(99,933)	(10,557)	(69)	(110,559)
December 31, 2015	$(136,020)	(576,993)	278	(712,735)
_______________________

(1)	These amounts are included in the computation of net periodic pension cost and pension settlement charge. See Note 23, "Employee Benefit Plans," for further information.

The losses from currency translation adjustments of $100 million and $72 million in 2015 and 2014, respectively, were due primarily to the weakening of the Canadian Dollar and British Pound against the U.S. Dollar. The net loss from currency translation adjustments of $22 million in 2013 was due to the weakening of the Canadian Dollar compared to the U.S. Dollar, which was partially offset by the strengthening of the British Pound.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

21.    EARNINGS PER SHARE
The following table presents the calculation of basic and diluted earnings per common share from continuing operations:

	Years ended December 31,
	2015	2014	2013
	(In thousands, except per share amounts)
Earnings per share — Basic:
Earnings from continuing operations	$305,989	220,225	243,275
Less: Distributed and undistributed earnings allocated to nonvested stock	(877)	(858)	(2,173)
Earnings from continuing operations available to common shareholders — Basic	$305,112	219,367	241,102

Weighted average common shares outstanding— Basic	52,814	52,536	51,617

Earnings from continuing operations per common share — Basic	$5.78	4.18	4.67

Earnings per share — Diluted:
Earnings from continuing operations	$305,989	220,225	243,275
Less: Distributed and undistributed earnings allocated to unvested stock	(872)	(853)	(2,159)
Earnings from continuing operations available to common shareholders — Diluted	$305,117	219,372	241,116

Weighted average common shares outstanding— Basic	52,814	52,536	51,617
Effect of dilutive equity awards	446	500	454
Weighted average common shares outstanding— Diluted	53,260	53,036	52,071

Earnings from continuing operations per common share — Diluted	$5.73	4.14	4.63
Anti-dilutive equity awards and market-based restrictive stock rights not included above	392	161	785

22.    SHARE-BASED COMPENSATION PLANS
The following table provides information on share-based compensation expense and related income tax benefits recognized in 2015, 2014 and 2013:

	Years ended December 31,
	2015	2014	2013
	(In thousands)
Stock option and stock purchase plans	$8,048	9,023	8,303
Unvested stock awards	13,133	11,882	11,007
Share-based compensation expense	21,181	20,905	19,310
Income tax benefit	(7,271)	(7,300)	(6,224)
Share-based compensation expense, net of tax	$13,910	13,605	13,086
Total unrecognized pre-tax compensation expense related to share-based compensation arrangements at December 31, 2015 was $21 million and is expected to be recognized over a weighted-average period of approximately 1.6 years. The total fair value of equity awards vested during 2015, 2014 and 2013 were $16 million, $18 million and $12 million, respectively.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Share-Based Incentive Awards

Share-based incentive awards are provided to employees under the terms of various share-based compensation plans (collectively, the “Plans”). The Plans are administered by the Compensation Committee of the Board of Directors. Awards under the Plans principally include at-the-money stock options, unvested stock and cash awards. Unvested stock awards include grants of market-based, performance-based, and time-vested restricted stock rights. Under the terms of our Plans, dividends may be paid on our unvested stock awards. Dividends on unvested stock are not paid unless the award vests. Upon vesting, the amount of the dividends paid is equal to the aggregate dividends declared on common shares during the period from the date of grant of the award until the date the shares underlying the award are delivered. There are 1.1 million shares authorized and available to be granted under the Plans as of December 31, 2015. There are 1.2 million unused shares available to be granted under the Plans as of December 31, 2015.
Stock options are awards which allow employees to purchase shares of our stock at a fixed price. Stock option awards are granted at an exercise price equal to the market price of our stock at the time of grant. These awards, which generally vest one-third each year, are fully vested three years from the grant date. Stock options granted since 2013 have contractual terms of ten years.
Restricted stock awards are unvested stock rights that are granted to employees and entitle the holder to shares of common stock as the award vests. Time-vested restricted stock rights typically vest in three years regardless of company performance. The fair value of the time-vested awards is determined and fixed based on Ryder’s stock price on the date of grant.
Performance-based restricted stock awards (PBRSRs) include a performance-based vesting condition. The awards are segmented into three one-year performance periods. For these awards, up to 125% of the awards may be earned based on Ryder's one-year adjusted return on capital (ROC) measured against an annual ROC target. If earned, employees will receive the grant of stock three years after the grant date, provided they continue to be employed with Ryder, subject to Compensation Committee approval. For accounting purposes, the awards are not considered granted until the Compensation Committee approves the annual ROC target. During 2015, 2014 and 2013, 42,000, 23,000 and 16,000 PBRSRs, respectively, were considered granted for accounting purposes. The fair value of the PBRSRs is determined and fixed on the grant date based on Ryder’s stock price on the date of grant. Share-based compensation expense is recognized on a straight-line basis over the vesting period, based upon the probability that the performance target will be met.
Market-based restricted stock awards include a market-based vesting provision. The awards are segmented into three performance periods of one, two and three years. At the end of each performance period, up to 125% of the award may be earned based on Ryder's total shareholder return (TSR) compared to the target TSR of a peer group over the applicable performance period. The awards compared Ryder's TSR to the TSR of a custom peer group. If earned, employees will receive the grant of stock at the end of the relevant three year performance period provided they continue to be employed with Ryder, subject to Compensation Committee approval. The fair value of the market-based awards was determined on the date of grant using a Monte-Carlo valuation model. Share-based compensation expense is recognized on a straight-line basis over the vesting period and is recognized regardless of whether the awards vest.
Certain employees also received cash awards as part of our long-term incentive compensation program. The cash awards have the same vesting provisions as the market-based restricted stock awards granted in the respective years. The cash awards are accounted for as liability awards as they are based upon our own stock performance and are settled in cash. As a result, the liability is adjusted to reflect fair value at the end of each reporting period. The fair value of the market-based cash awards was estimated using a lattice-based option pricing valuation model that incorporates a Monte-Carlo simulation. The liability related to the cash awards was $1 million and $4 million at December 31, 2015 and 2014, respectively.
The following table is a summary of compensation expense recognized related to cash awards in addition to share-based compensation expense reported in the previous table.

	Years ended December 31
	2015	2014	2013
	(In thousands)
Cash awards	$532	1,900	996

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We grant restricted stock units (RSUs) to non-management members of the Board of Directors. Once granted, RSUs are eligible for non-forfeitable dividend equivalents but have no voting rights. The fair value of the awards is determined and fixed based on Ryder’s stock price on the date of grant. A board member receives the RSUs upon departure from the Board. The initial grant of RSUs will not vest unless the director has served a minimum of one year. When a board member receives RSUs, they are redeemed for an equivalent number of shares of our common stock. Share-based compensation expense is recognized for RSUs in the year the RSUs are granted.

Option Awards
The following is a summary of option activity under our stock option plans as of and for the year ended December 31, 2015:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Options outstanding at January 1	1,269	$58.03
Granted	363	93.55
Exercised	(282)	54.26
Forfeited or expired	(87)	71.63
Options outstanding at December 31	1,263	$68.13	6.6	$3,326
Vested and expected to vest at December 31	1,238	$67.63	6.1	$3,358
Exercisable at December 31	588	$53.72	4.4	$3,339
The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between the close price of our stock on the last trading day of the year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders if all options were exercised at year-end. This amount fluctuates based on the fair market value of our stock.

Restricted Stock Awards
The following is a summary of the status of Ryder’s unvested restricted stock awards as of and for the year ended December 31, 2015:

	Time-Vested		Market-Based		Performance-Based
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
	(In thousands)		(In thousands)		(In thousands)
Unvested stock outstanding at January 1	514	$61.83	94	$50.27	47	$68.29
Granted (1)	90	91.84	19	89.40	42	93.05
Vested (1)	(102)	53.95	(46)	43.38	—	—
Forfeited (2)	(29)	74.06	(5)	56.98	(13)	60.57
Unvested stock outstanding at December 31	473	$68.50	62	$66.97	76	$83.31

(1) Includes awards attained above target.
(2) Includes awards canceled due to performance and market conditions not being achieved.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Stock Purchase Plan
We maintain an Employee Stock Purchase Plan (ESPP) that enables eligible participants in the U.S. and Canada to purchase full or fractional shares of Ryder common stock through payroll deductions of up to 15% of eligible compensation. The ESPP provides for quarterly offering periods during which shares may be purchased at 85% of the fair market value of our stock. Beginning with the second quarter of 2015, we amended the ESPP to calculate the exercise price based only on the fair market value of the stock on the last trading day of the quarter. Prior to the second quarter of 2015, the exercise price was based on the lower of the fair market value on the first or last trading day of the quarter. Stock purchased under the ESPP must be held for 90 days. The amount of shares authorized to be issued under the existing ESPP was 4.5 million at December 31, 2015. There were 0.1 million shares available to be purchased under the ESPP at December 31, 2015.
During 2015, 178,000 shares with a weighted average exercise price of $63.93 were granted and exercised. During 2014, 150,000 shares with a weighted average exercise price of $82.27 were granted and exercised. During 2013, 194,000 shares with a weighted average exercise price of $48.72 were granted and exercised.

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
The following table presents the weighted-average assumptions used for options granted:

	Years ended December 31,
	2015	2014	2013
Option plans:
Expected dividends	1.6%	1.9%	2.1%
Expected volatility	26.4%	29.1%	35.1%
Risk-free rate	1.4%	1.3%	0.7%
Expected term in years	4.3 years	4.3 years	4.3 years
Grant-date fair value	$18.47	$14.99	$13.97

Exercise of Employee Stock Options and Purchase Plans
The total intrinsic value of options exercised during 2015, 2014 and 2013 was $11 million, $28 million and $30 million, respectively. The total cash received from employees under all share-based employee compensation arrangements for 2015, 2014 and 2013 was $24 million, $46 million and $87 million, respectively. In connection with these exercises, the tax benefits generated from share-based employee compensation arrangements were $0.4 million, $1 million and $5 million for 2015, 2014 and 2013, respectively.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

23.    EMPLOYEE BENEFIT PLANS
Pension Plans
We historically sponsored several defined benefit pension plans covering most employees not covered by union-administered plans, including certain employees in foreign countries. These plans generally provided participants with benefits based on years of service and career-average compensation levels. We have a non-qualified supplemental pension plan covering certain U.S. employees, which provides for incremental pension payments from our funds so that total pension payments equal the amounts that would have been payable from our principal pension plans if it were not for limitations imposed by income tax regulations. The accrued pension liability related to this plan was $51 million at each of December 31, 2015 and 2014.
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

Pension Expense
Pension expense from continuing operations was as follows:

	Years ended December 31,
	2015	2014	2013
	(In thousands)
Company-administered plans:
Service cost	$13,820	13,023	15,991
Interest cost	88,013	100,909	89,682
Expected return on plan assets	(98,892)	(115,410)	(106,150)
Pension lump sum settlement expense	—	97,231	—
Census data adjustment	—	—	3,905
Amortization of:
Net actuarial loss	30,741	23,573	35,282
Prior service credit	(306)	(1,788)	(1,818)
	33,376	117,538	36,892
Union-administered plans	8,328	21,118	11,226
Net pension expense	$41,704	138,656	48,118

Company-administered plans:
U.S.	$34,986	118,797	37,636
Foreign	(1,610)	(1,259)	(744)
	33,376	117,538	36,892
Union-administered plans	8,328	21,118	11,226
	$41,704	138,656	48,118

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During 2014, we offered former vested employees in our U.S. defined benefit plan a one-time option to receive a lump sum distribution of their benefits. We made payments totaling $224 million from the U.S. defined benefit plan assets, which resulted in a settlement of $259 million, representing approximately 12% of our U.S. pension plan obligations. We recognized pension lump sum settlement expense of $97 million for unrecognized actuarial losses as a result of the partial settlement of our pension plan liability. The amount of the lump sum settlement expense is based on the proportionate amount of unrecognized U.S. actuarial net losses equal to the settled percentage of our pension benefit obligation.

During 2013, we determined certain census data used to actuarially determine the value of our pension benefit obligation for the years 1998 to 2012 was inaccurate. We recognized a one-time, non-cash charge of $4 million to adjust our pension benefit obligation for prior year census data in "Selling, general and administrative expenses" in our Consolidated Statement of Earnings.

The following table sets forth the weighted-average actuarial assumptions used for Ryder’s pension plans in determining annual pension expense:

	U.S. Plans Years ended December 31,			Foreign Plans Years ended December 31,
	2015	2014	2013	2015	2014	2013
Discount rate	4.15%	5.00%	4.10%	3.70%	4.57%	4.43%
Rate of increase in compensation levels	3.00%	3.00%	4.00%	3.10%	3.09%	3.55%
Expected long-term rate of return on plan assets	5.95%	6.50%	6.80%	5.50%	5.94%	6.57%
Gain and loss amortization period (years)	23	23	23	27	27	26
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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Obligations and Funded Status
The following table sets forth the benefit obligations, assets and funded status associated with our pension plans:

	December 31,
	2015	2014
	(In thousands)
Change in benefit obligations:
Benefit obligations at January 1	$2,221,115	2,104,749
Service cost	13,820	13,023
Interest cost	88,013	100,909
Actuarial (gain) loss	(98,996)	380,595
Pension settlement	—	(259,319)
Benefits paid	(98,528)	(87,020)
Foreign currency exchange rate changes	(33,580)	(31,822)
Benefit obligations at December 31	2,091,844	2,221,115

Change in plan assets:
Fair value of plan assets at January 1	1,775,417	1,832,490
Actual return on plan assets	(29,024)	178,061
Employer contribution	33,746	107,483
Benefits paid	(98,528)	(87,020)
Pension settlement	—	(223,654)
Foreign currency exchange rate changes	(34,325)	(31,943)
Fair value of plan assets at December 31	1,647,286	1,775,417
Funded status	$(444,558)	(445,698)
Funded percent	79%	80%
The funded status of our pension plans was presented in the Consolidated Balance Sheets as follows:

	December 31,
	2015	2014
	(In thousands)
Noncurrent asset	$44,124	2,698
Current liability	(3,790)	(3,739)
Noncurrent liability	(484,892)	(444,657)
Net amount recognized	$(444,558)	(445,698)
Amounts recognized in accumulated other comprehensive loss (pre-tax) consisted of:

	December 31,
	2015	2014
	(In thousands)
Prior service credit	$—	(195)
Net actuarial loss	905,944	905,976
Net amount recognized	$905,944	905,781

In 2016, we expect to recognize $32 million of net actuarial loss amortization as a component of pension expense.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table sets forth the weighted-average actuarial assumptions used in determining funded status:

	U.S. Plans December 31,		Foreign Plans December 31,
	2015	2014	2015	2014
Discount rate	4.50%	4.15%	4.00%	3.70%
Rate of increase in compensation levels	3.00%	3.00%	3.10%	3.10%
At December 31, 2015 and 2014, our pension obligations (accumulated benefit obligations (ABO), and projected benefit obligations (PBO)), greater than the fair value of related plan assets for our U.S. and foreign plans were as follows:

	U.S. Plans December 31,		Foreign Plans December 31,		Total December 31,
	2015	2014	2015	2014	2015	2014
	(In thousands)
Total accumulated benefit obligations	$1,640,844	1,689,191	423,555	487,604	2,064,399	2,176,795
Plans with pension obligations in excess of plan assets:
PBO	1,671,949	1,728,643	7,916	9,172	1,679,865	1,737,815
ABO	1,640,844	1,689,191	6,793	5,620	1,647,637	1,694,811
Fair value of plan assets	1,191,182	1,289,621	—	—	1,191,182	1,289,621
Plan Assets
Our pension investment strategy is to reduce the effects of future volatility on the fair value of our pension assets relative to our pension liabilities. We increase our allocation of high quality, longer-term fixed income securities and reduce our allocation of equity investments as the funded status of the plans improve. The plans utilize several investment strategies, including actively and passively managed equity and fixed income strategies. The investment policy establishes targeted allocations for each asset class that incorporate measures of asset and liability risks. Deviations between actual pension plan asset allocations and targeted asset allocations may occur as a result of investment performance and changes in the funded status from time to time. Rebalancing of our pension plan asset portfolios is evaluated periodically and rebalanced if actual allocations exceed an acceptable range. U.S. plans account for approximately 72% of our total pension plan assets. Equity securities primarily include investments in both domestic and international common collective trusts and publicly traded equities. Fixed income securities primarily include domestic collective trusts and corporate bonds. Other types of investments include private equity fund-of-funds and hedge fund-of-funds. Equity and fixed income securities in our international plans include actively and passively managed mutual funds.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the fair value of each major category of pension plan assets and the level of inputs used to measure fair value as of December 31, 2015 and 2014:

	Fair Value Measurements at December 31, 2015
Asset Category	Total	Level 1	Level 2	Level 3
	(In thousands)
Equity securities:
U.S. common collective trusts	$387,123	—	387,123	—
Foreign common collective trusts	374,858	—	374,858	—
Fixed income securities:
Corporate bonds	64,834	—	64,834	—
Common collective trusts	719,840	—	719,840	—
Private equity and hedge funds	100,631	—	—	100,631
Total	$1,647,286	—	1,546,655	100,631

	Fair Value Measurements at December 31, 2014
Asset Category	Total	Level 1	Level 2	Level 3
	(In thousands)
Equity securities:
U.S. common collective trusts	$421,185	—	421,185	—
Foreign common collective trusts	405,224	—	405,224	—
Fixed income securities:
Corporate bonds	70,999	—	70,999	—
Common collective trusts	788,282	—	788,282	—
Private equity and hedge funds	89,727	—	—	89,727
Total	$1,775,417	—	1,685,690	89,727

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
The following table presents a summary of changes in the fair value of the pension plans’ Level 3 assets for the years ended December 31, 2015 and 2014:

	2015	2014
	(In thousands)
Beginning balance at January 1	$89,727	76,499
Return on plan assets:
Relating to assets still held at the reporting date	5,399	4,903
Relating to assets sold during the period	226	1,882
Purchases, sales, settlements and expenses	5,279	6,443
Ending balance at December 31	$100,631	89,727
The following table details pension benefits expected to be paid in each of the next five fiscal years and in aggregate for the five fiscal years thereafter:

(In thousands)
2016	$100,116
2017	102,692
2018	107,483
2019	112,019
2020	115,863
2021-2025	632,110
For 2016, required pension contributions to our pension plans are estimated to be $80 million.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Multi-employer Plans
We participate in multi-employer plans that provide defined benefits to certain employees covered by collective-bargaining agreements. Such plans are usually administered by a board of trustees comprised of the management of the participating companies and labor representatives. The net pension cost of these plans is equal to the annual contribution determined in accordance with the provisions of negotiated labor contracts. Assets contributed to such plans are not segregated or otherwise restricted to provide benefits only to our employees. The risks of participating in these multi-employer plans are different from single-employer plans in the following respects: 1) assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees and former employees of other participating employers; 2) if a participating employer is no longer able to contribute to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers at annual contribution rates under the collective bargaining agreements; 3) if there is a mass withdrawal of substantially all employers from the plan, we may be required to pay the plan an annual contribution based on historical contribution levels as prescribed by federal statute; and 4) if we choose to stop participating in some of our multi-employer plans, we may be required to pay those plans an amount based on the underfunded status of the plan, which is referred to as a withdrawal liability.
During 2015, we recognized a benefit of $1 million for adjustments to previously recognized estimated pension settlement charges related to our exit from U.S. multi-employer pension plans. During 2014, we recognized estimated pension settlement charges of $13 million related to the transition of employees from two U.S. multi-employer plans into another multi-employer plan in which we participate, and our exit from two U.S. multi-employer pension plans. These adjustments were included in "Selling, general, and administrative expenses" in our Consolidated Statement of Earnings and are a component of Union-administered plans expense.
Our participation in these plans is outlined in the table below. Unless otherwise noted, the most recent Pension Protection Act zone status available in 2015 and 2014 is for the plan years ended December 31, 2014 and December 31, 2013, respectively. The zone status is based on information that we received from the plan. Among other factors, plans in the red zone are generally less than sixty-five percent funded, plans in the yellow zone are less than eighty percent funded, and plans in the green zone are at least eighty percent funded.

		Pension Protection Act Zone Status			Ryder Contributions				Expiration Date(s) of Collective-Bargaining Agreement(s)
Pension Fund	Employer Identification Number	2015	2014	FIP/RP Status Pending/ Implemented (1)	2015	2014	2013	Surcharge Imposed
					(Dollars in thousands)
Western Conference Teamsters	91-6145047	Green	Green	No	$2,430	2,315	2,180	No	1/12/18 to 6/30/19
IAM National	51-6031295	Green	Green	No	3,801	3,311	2,987	No	3/31/16 to 9/30/19
Automobile Mechanics Local No. 701	36-6042061	Red	Red	RP Adopted	1,902	1,632	1,530	Yes	5/31/16 to 10/31/17
Other funds					704	1,296	1,709
Total contributions					8,837	8,554	8,406
Pension settlement (benefit) charges					(509)	12,564	2,820
Union-administered plans					$8,328	21,118	11,226
_____________

(1)	The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented.

Our contributions are impacted by changes in contractual contributions rates as well as changes in the number of employees covered by each plan.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Savings Plans
Employees who do not actively participate in pension plans and are not covered by union-administered plans are generally eligible to participate in enhanced savings plans. These plans provide for (i) a company contribution even if employees do not make contributions, (ii) a company match of employee contributions of eligible pay, subject to tax limits and (iii) a discretionary company match. Savings plan costs totaled $38 million in 2015 and $35 million in each of 2014 and 2013.
Deferred Compensation and Long-Term Compensation Plans
We have deferred compensation plans that permit eligible U.S. employees, officers and directors to defer a portion of their compensation. The deferred compensation liability, including Ryder matching amounts and accumulated earnings, totaled $44 million and $40 million at December 31, 2015 and 2014, respectively.
We have established grantor trusts (Rabbi Trusts) to provide funding for benefits payable under the supplemental pension plan, deferred compensation plans and long-term incentive compensation plans. The assets held in the trusts were $43 million and $41 million at December 31, 2015 and 2014, respectively. The Rabbi Trusts’ assets consist of short-term cash investments and a managed portfolio of equity securities, including our common stock. These assets, except for the investment in our common stock, are included in “Direct financing leases and other assets” because they are available to our general creditors in the event of insolvency. The equity securities are classified as trading securities and stated at fair value. Both realized and unrealized gains and losses are included in “Miscellaneous income, net.” The Rabbi Trusts’ investment of $1 million and $2 million in our common stock at December 31, 2015 and 2014, respectively, is reflected at historical cost and included in shareholders’ equity.
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

Total postretirement benefit expense was as follows:

	Years ended December 31,
	2015	2014	2013
	(In thousands)
Service cost	$363	446	981
Interest cost	1,097	1,421	1,580
Amortization of:
Net actuarial gain	(1,773)	(725)	(14)
Prior service credit	(1,083)	(2,459)	(231)
Postretirement benefit (income) expense	$(1,396)	(1,317)	2,316

U.S.	$(1,887)	(1,839)	1,625
Foreign	491	522	691
	$(1,396)	(1,317)	2,316

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table sets forth the weighted-average discount rates used in determining annual postretirement benefit expense:

	U.S. Plan Years ended December 31,			Foreign Plan Years ended December 31,
	2015	2014	2013	2015	2014	2013
Discount rate	4.15%	5.00%	4.10%	4.00%	4.80%	4.00%

Our postretirement benefit plans are not funded. The following table sets forth the benefit obligations associated with our postretirement benefit plans:

	December 31,
	2015	2014
	(In thousands)
Benefit obligations at January 1	$29,001	30,788
Service cost	363	446
Interest cost	1,097	1,421
Actuarial gain	(6,164)	(1,010)
Benefits paid	(1,468)	(1,989)
Foreign currency exchange rate changes	(1,203)	(655)
Benefit obligations at December 31	$21,626	29,001
Amounts recognized in the Consolidated Balance Sheets consisted of:

	December 31,
	2015	2014
	(In thousands)
Current liability	$1,624	2,112
Noncurrent liability	20,002	26,889
Amount recognized	$21,626	29,001

Amounts recognized in accumulated other comprehensive loss (pre-tax) consisted of:

	December 31,
	2015	2014
	(In thousands)
Prior service credit	$(616)	(2,527)
Net actuarial gain	(11,825)	(5,933)
Net amount recognized	$(12,441)	(8,460)
In 2016, we expect to recognize approximately $2 million of the net actuarial gain as a component of postretirement benefit expense. The amount of prior service credit we expect to recognize in 2016 as a component of total postretirement benefit expense is not material.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our annual measurement date is December 31 for both U.S. and foreign postretirement benefit plans. Assumptions used in determining accrued postretirement benefit obligations were as follows:

	U.S. Plan December 31,		Foreign Plan December 31,
	2015	2014	2015	2014
Discount rate	4.50%	4.15%	4.00%	4.00%
Rate of increase in compensation levels	3.00%	3.00%	3.00%	3.00%
Healthcare cost trend rate assumed for next year	6.75%	7.00%	5.50%	6.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2023	2023	2017	2017
Changing the assumed healthcare cost trend rates by 1% in each year would not have a material effect on the accumulated postretirement benefit obligation at December 31, 2015 or annual postretirement benefit expense for 2015.
The following table details other postretirement benefits expected to be paid in each of the next five fiscal years and in aggregate for the five fiscal years thereafter:

(In thousands)
2016	$1,646
2017	1,640
2018	1,631
2019	1,620
2020	1,591
2021-2025	7,464

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
Our environmental expenses which are presented within “Cost of fuel services” in our Consolidated Statements of Earnings, consist of remediation costs as well as normal recurring expenses such as licensing, testing and waste disposal fees. These expenses totaled $9 million, $7 million and $9 million in 2015, 2014 and 2013, respectively. The carrying amount of our environmental liabilities was $10 million and $12 million at December 31, 2015 and 2014, respectively. Our asset retirement obligations related to fuel tanks to be removed are not included above and are included in “Accrued expenses and other current liabilities” and “Other non-current liabilities” in our Consolidated Balance Sheets.
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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

25.      OTHER ITEMS IMPACTING COMPARABILITY
Our primary measure of segment performance as shown in Note 29, "Segment Reporting", excludes certain items we do not believe are representative of the ongoing operations of the segment. Excluding these items from our segment measure of performance allows for better year over year comparison:

	Years ended December 31,
	2015	2014	2013
		(In thousands)
Pension lump sum settlement loss (1)	$—	(97,231)	—
Pension settlement benefit (charges) (1)	509	(12,564)	(2,820)
Restructuring and other (charges) recoveries, net (2)	(14,225)	(2,387)	470
Acquisition-related tax adjustment	—	(1,808)	—
Acquisition transaction costs	—	(566)	—
Consulting fees	(3,843)	(400)	—
Foreign currency translation benefit	—	—	1,904
Superstorm Sandy vehicle-related recoveries	—	—	600
Restructuring and other (charges) recoveries, net and other items	$(17,559)	(114,956)	154
_______________
(1) Refer to Note 23, "Employee Benefit Plans," for additional information.
(2) Refer to Note 5, "Restructuring and Other Charges (Recoveries)," for additional information.

During 2015 and 2014, we incurred charges of $4 million and $0.4 million, respectively, in "Selling, general and administrative expenses" in our Consolidated Statements of Earnings related to consulting fees associated with cost savings initiatives.
During 2014, we incurred charges of $2 million related to tax adjustments for the 2011 Hill Hire acquisition. We reported the cumulative adjustment within “Selling, general and administrative expenses” in our Consolidated Statements of Earnings.
During 2013, we recognized a benefit of $2 million in “Miscellaneous income, net” in our Consolidated Statements of Earnings from the recognition of the accumulated currency translation adjustment from an FMS foreign operation which substantially liquidated its net assets.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

26.      OTHER MATTERS
We are a party to various claims, complaints and proceedings arising in the ordinary course of our continuing business operations including but not limited to those relating to commercial and employment claims, environmental matters, risk management matters (e.g. vehicle liability, workers’ compensation, etc.) and administrative assessments primarily associated with operating taxes. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. For matters from continuing operations where a reserve has not been established and for which we believe a loss is reasonably possible, as well as for matters where a reserve has been established but for which an exposure to loss in excess of the amount accrued is reasonably possible, we believe that such losses will not have a material effect on our consolidated financial statements.
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
Although we discontinued our South American operations in 2009, we continue to be party to various federal, state and local legal proceedings involving labor matters, tort claims and tax assessments. We have established loss provisions for any matters where we believe a loss is probable and can be reasonably estimated. Other than with respect to the matters discussed below, for matters where a reserve has not been established and for which we believe a loss is reasonably possible, as well as for matters where a reserve has been established but for which an exposure to loss in excess of the amount accrued is reasonably possible, we believe that such losses will not have a material effect on our consolidated financial statements.
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

27.      SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information was as follows:

	Years ended December 31,
	2015	2014	2013
	(In thousands)
Interest paid	$144,973	139,595	132,946
Income taxes paid	13,379	11,382	13,063
Changes in accounts payable related to purchases of revenue earning equipment	28,134	39,071	43,745
Operating and revenue earning equipment acquired under capital leases	5,959	7,972	5,698

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

28. MISCELLANEOUS INCOME, NET

	Years ended December 31,
	2015	2014	2013

Gains on sales of operating property and equipment	$3,045	2,909	1,020
Business interruption insurance recoveries	—	808	2,743
Contract settlement	55	3,014	—
Foreign currency translation benefit (1)	—	—	1,904
Foreign currency transaction gains/(losses)	1,945	(210)	40
Rabbi trust investment income	632	2,726	4,475
Other, net	4,479	4,366	5,190
Total	$10,156	13,613	15,372
____________________________
(1) Refer to Note 25, "Other Items Impacting Comparability," for additional information

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
Our primary measurement of segment financial performance, defined as “Earnings Before Tax” (EBT) from continuing operations, includes an allocation of Central Support Services (CSS) and excludes non-operating pension costs, restructuring and other charges (recoveries), net discussed in Note 5, "Restructuring and Other Charges (Recoveries)" and items discussed in Note 25, "Other Items Impacting Comparability." CSS represents those costs incurred to support all business segments, including human resources, finance, corporate services, public affairs, information technology, health and safety, legal, marketing and corporate communications. The objective of the EBT measurement is to provide clarity on the profitability of each business segment and, ultimately, to hold leadership of each business segment and each operating segment within each business segment accountable for their allocated share of CSS costs. Certain costs are considered to be overhead not attributable to any segment and remain unallocated in CSS. Included among the unallocated overhead remaining within CSS are the costs for investor relations, public affairs and certain executive compensation. CSS costs attributable to the business segments are predominantly allocated to FMS, DTS and SCS as follows:

•Finance, corporate services, and health and safety — allocated based upon estimated and planned resource utilization;

•Human resources — individual costs within this category are allocated under various methods, including allocation based on estimated utilization and number of personnel supported;

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
Segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented. Each business segment follows the same accounting policies as described in Note 1, “Summary of Significant Accounting Policies.” Business segment revenue and EBT from continuing operations is as follows:

	Years ended December 31,
	2015	2014	2013
	(In thousands)
Revenue:
Fleet Management Solutions:
Full service lease	$2,220,929	2,102,703	2,016,570
Commercial rental	900,624	836,719	753,456
Full service lease and commercial rental	3,121,553	2,939,422	2,770,026
Contract maintenance	190,989	182,411	178,001
Contract-related maintenance	200,148	196,841	186,580
Other	77,625	71,064	72,029
Fuel services revenue	538,277	787,887	829,586
Total Fleet Management Solutions from external customers	4,128,592	4,177,625	4,036,222
Inter-segment revenue	417,100	478,133	458,464
Fleet Management Solutions	4,545,692	4,655,758	4,494,686
Dedicated Transportation Solutions	895,538	899,802	831,599
Supply Chain Solutions	1,547,763	1,561,347	1,551,464
Eliminations	(417,100)	(478,133)	(458,464)
Total revenue	$6,571,893	6,638,774	6,419,285

EBT:
Fleet Management Solutions	$462,109	433,736	344,169
Dedicated Transportation Solutions	45,800	44,556	40,926
Supply Chain Solutions	93,754	77,800	89,033
Eliminations	(47,193)	(41,361)	(35,489)
	$554,470	514,731	438,639
Unallocated Central Support Services	(48,510)	(51,740)	(45,493)
Non-operating pension costs	(19,186)	(9,768)	(24,285)
Restructuring and other (charges) recoveries, net and other items(1)	(17,559)	(114,956)	154
Earnings before income taxes from continuing operations	$469,215	338,267	369,015
______________

(1)	See Note 25, “Other Items Impacting Comparability,” for a discussion of items excluded from our primary measure of segment performance.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table sets forth share-based compensation expense, depreciation expense, gains on vehicle sales, net, amortization expense and other non-cash charges, net, interest expense (income), capital expenditures paid and total assets for the years ended December 31, 2015, 2014 and 2013 as provided to the chief operating decision-maker for each of Ryder’s reportable business segments. The table reflects the reclassification of current deferred tax assets to non-current as discussed in Note 2, "Recent Accounting Pronouncements":

	FMS	DTS	SCS	CSS	Eliminations	Total
	(In thousands)
2015
Share-based compensation expense	$5,672	1,155	3,400	10,954	—	21,181
Depreciation expense (1)	$1,110,706	3,184	25,721	311	—	1,139,922
Gains on vehicles sales, net	$(117,714)	(54)	(41)	—	—	(117,809)
Amortization expense and other non-cash charges, net	$36,348	1,878	2,971	29,565	—	70,762
Interest expense (income) (2)	$154,276	(1,597)	(2,174)	(71)	—	150,434
Capital expenditures paid	$2,595,961	3,570	27,841	40,606	—	2,667,978
Total assets	$10,076,321	275,634	636,647	202,129	(222,922)	10,967,809
2014
Share-based compensation expense	$4,895	720	3,661	11,629	—	20,905
Depreciation expense (1)	$1,028,781	3,211	25,636	185	—	1,057,813
Gains on vehicles sales, net	$(126,410)	5	(419)	—	—	(126,824)
Pension lump sum settlement expense	$76,239	3,335	3,277	14,380	—	97,231
Amortization expense and other non-cash charges, net	$19,936	516	1,309	25,502	—	47,263
Interest expense (income) (2)	$147,247	(1,520)	(807)	(181)	—	144,739
Capital expenditures paid (3)	$2,166,319	1,883	20,941	70,021	—	2,259,164
Total assets	$9,011,883	211,388	673,876	193,484	(239,760)	9,850,871
2013
Share-based compensation expense	$4,979	851	4,083	9,397	—	19,310
Depreciation expense (1)	$953,193	3,335	26,225	857	—	983,610
Gains on vehicle sales, net	$(96,011)	(117)	(47)	—	—	(96,175)
Amortization expense and other non-cash charges, net	$19,071	946	2,694	33,678	—	56,389
Interest expense (income) (2)	$142,555	(1,316)	(548)	(228)	—	140,463
Capital expenditures paid (3)	$2,074,708	1,563	21,114	25,243	—	2,122,628
Total assets	$8,404,606	203,563	640,837	154,024	(234,690)	9,168,340
____________

(1)
Depreciation expense associated with CSS assets was allocated to business segments based upon estimated and planned asset utilization. Depreciation expense totaling $22 million, $21 million and $14 million during 2015, 2014 and 2013, respectively, associated with CSS assets was allocated to other business segments.

(2)
Interest expense was primarily allocated to the FMS segment since such borrowings were used principally to fund the purchase of revenue earning equipment used in FMS; however, interest income was also reflected in DTS and SCS based on targeted segment leverage ratios.

(3)	Excludes acquisition payments of $10 million and $2 million in 2014 and 2013, respectively. See Note 4, “Acquisitions,” for additional information.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Geographic Information

	Years ended December 31,
	2015	2014	2013
	(In thousands)
Revenue:
United States	$5,603,697	5,614,037	5,411,376
Foreign:
Canada	408,325	435,280	455,440
Europe	391,339	400,853	372,209
Mexico	139,583	158,481	161,279
Asia	28,949	30,123	18,981
	968,196	1,024,737	1,007,909
Total	$6,571,893	6,638,774	6,419,285
Long-lived assets:
United States	$7,817,628	6,790,946	6,098,635
Foreign:
Canada	504,027	530,316	529,880
Europe	545,630	553,467	568,850
Mexico	31,993	26,230	29,008
Asia	427	521	279
	1,082,077	1,110,534	1,128,017
Total	$8,899,705	7,901,480	7,226,652
Certain Concentrations
We have a diversified portfolio of customers across a full array of transportation and logistics solutions and across many industries. We believe this will help to mitigate the impact of adverse downturns in specific sectors of the economy. Our portfolio of full service lease and commercial rental customers is not concentrated in any one particular industry or geographic region. We derive a significant portion of our SCS revenue from the automotive industry, mostly from manufacturers and suppliers of original equipment parts. During 2015, 2014 and 2013, the automotive industry accounted for approximately 41%, 43% and 44%, respectively, of SCS total revenue.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

30. QUARTERLY INFORMATION (UNAUDITED)

		Earnings from Continuing Operations		Earnings from Continuing Operations per Common Share		Net Earnings per Common Share
	Revenue		Net Earnings	Basic	Diluted	Basic	Diluted
	(In thousands, except per share amounts)
2015
First quarter	$1,567,153	53,326	52,789	1.01	1.00	1.00	0.99
Second quarter	1,662,931	85,917	85,159	1.62	1.61	1.61	1.59
Third quarter	1,669,066	90,811	90,619	1.71	1.70	1.71	1.69
Fourth quarter	1,672,743	75,935	76,201	1.43	1.42	1.44	1.43
Full year	$6,571,893	305,989	304,768	5.78	5.73	5.75	5.71

2014
First quarter	$1,610,737	49,126	48,260	0.93	0.92	0.91	0.90
Second quarter	1,684,571	75,721	75,385	1.43	1.42	1.43	1.41
Third quarter	1,687,150	83,895	83,617	1.60	1.58	1.59	1.57
Fourth quarter	1,656,316	11,483	11,079	0.22	0.22	0.21	0.21
Full year	$6,638,774	220,225	218,341	4.18	4.14	4.14	$4.11

Note: EPS amounts may not be additive due to rounding.

Quarterly and year-to-date computations of per share amounts are made independently; therefore, the sum of per-share amounts for the quarters may not equal per-share amounts for the year. During 2015, we determined that the structure of our sale and leaseback transactions did not qualify for deconsolidation and should not be treated as off-balance sheet operating leases. 2014 consolidated financial information has been revised to conform to the 2015 presentation.
See Note 5, “Restructuring and Other Charges (Recoveries),” and Note 25, “Other Items Impacting Comparability,” for items included in earnings during 2015 and 2014.

RYDER SYSTEM, INC. AND SUBSIDIARES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

		Additions
Description	Balance at Beginning of Period	Charged to Earnings	Transferred from Other Accounts (1)	Deductions (2)	Balance at End of Period
	(In thousands)
2015
Accounts receivable allowance	$16,388	11,172	—	12,000	15,560
Direct finance lease allowance	$288	1,495	—	1,540	243
Self-insurance accruals (3)	$300,994	308,026	68,999	366,198	311,821
Valuation allowance on deferred tax assets	$24,742	(1,150)	—	8,601	14,991
2014
Accounts receivable allowance	$16,955	7,086	—	7,653	16,388
Direct finance lease allowance	$501	47	—	260	288
Self-insurance accruals (3)	$290,255	273,509	62,548	325,318	300,994
Valuation allowance on deferred tax assets	$33,793	(976)	—	8,075	24,742
2013
Accounts receivable allowance	$15,429	7,561	—	6,035	16,955
Direct finance lease allowance	$703	205	—	407	501
Self-insurance accruals (3)	$279,157	266,314	60,235	315,451	290,255
Valuation allowance on deferred tax assets	$38,182	1,627	—	6,016	33,793
______________

(1)	Transferred from other accounts includes employee contributions made to the medical and dental self-insurance plans.

(2)	Deductions represent write-offs, lease termination payments, insurance claim payments during the period and net foreign currency translation adjustments.

(3)
Self-insurance accruals include vehicle liability, workers’ compensation, property damage, cargo and medical and dental, which comprise our self-insurance programs. Amounts charged to earnings include developments in prior year selected loss development factors which charged earnings by $4 million in 2015, and benefited earnings by $14 million and $5 million in 2014 and 2013, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including Ryder’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that at December 31, 2015, Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective.
Management’s Report on Internal Control over Financial Reporting
Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Certified Public Accounting Firm thereon are set out in Item 8 of Part II of this Form 10-K Annual Report.
Changes in Internal Controls over Financial Reporting
During the three months ended December 31, 2015, there were no changes in Ryder’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect such internal control over financial reporting.

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
3.1
The Ryder System, Inc. Restated Articles of Incorporation dated May 1, 2015 (conformed copy incorporating all amendments through May 1, 2015), previously filed with the Commission on May 1, 2015 as an exhibit to Ryder's Current Report on Form 8-K, is incorporated by reference in this report.

3.2
The Ryder System, Inc. By-Laws, as amended through May 1, 2015, previously filed with the Commission as an exhibit to Ryder's Current Report on Form 8-K filed with the Commission on May 1, 2015, are incorporated by reference into this report.

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

10.1(d)
Employment Offer Letter, dated July 23, 2015, between Ryder System, Inc. and Scott R. Allen, previously filed with the Commission on August 31, 2015 as an exhibit to Ryder's Current Report on Form 8-K, is incorporated by reference in this report.

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

Exhibit Number	Description
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
23.1
PricewaterhouseCoopers LLP consent to incorporation by reference in certain Registration Statements on Form S-8 of their report on Consolidated Financial Statements financial statement schedule and effectiveness of internal controls over financial reporting of Ryder System, Inc.

24.1	Manually executed powers of attorney for each of:

	Robert J. Eck	L. Patrick Hassey
	Michael F. Hilton	Tamara L. Lundgren
	Luis P. Nieto, Jr.	Robert A. Hagemann
	Abbie J. Smith	E. Follin Smith
	John M. Berra	Hansel E. Tookes, II

31.1	Certification of Robert E. Sanchez pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of Art A. Garcia pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32	Certification of Robert E. Sanchez and Art A. Garcia pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(b)	Executive Compensation Plans and Arrangements:
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

Date:	February 12, 2016	RYDER SYSTEM, INC.

By: /s/ Robert E. Sanchez
Robert E. Sanchez
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 12, 2016	By: /s/ ROBERT E. SANCHEZ
Robert E. Sanchez
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 12, 2016	By: /s/ ART A. GARCIA
Art A. Garcia
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	February 12, 2016	By: /s/ SCOTT R. ALLEN
Scott R. Allen
Vice President and Controller
(Principal Accounting Officer)

Date:	February 12, 2016	By: JOHN M. BERRA *
John M. Berra
Director

Date:	February 12, 2016	By: ROBERT J. ECK *
Robert J. Eck
Director

Date:	February 12, 2016	By: ROBERT A. HAGEMANN *
Robert A. Hagemann
Director

Date:	February 12, 2016	By: L. PATRICK HASSEY*
L. Patrick Hassey
Director

Date:	February 12, 2016	By: MICHAEL F. HILTON*
Michael F. Hilton
Director

Date:	February 12, 2016	By: TAMARA L. LUNDGREN*
Tamara L. Lundgren
Director

Date:	February 12, 2016	By: LUIS P. NIETO, JR. *
Luis P. Nieto, Jr.
Director

Date:	February 12, 2016	By: ABBIE J. SMITH *
Abbie J. Smith
Director

Date:	February 12, 2016	By: E. FOLLIN SMITH *
E. Follin Smith
Director

Date:	February 12, 2016	By: HANSEL E. TOOKES, II *
Hansel E. Tookes, II
Director

Date:	February 12, 2016	*By: ALENA BRENNER
Alena Brenner
Attorney-in-Fact