Form 10-Q
period 2016-03-31
RYDER SYSTEM INC
filed 2016-04-26
CIK 85961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016
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

The number of shares of Ryder System, Inc. Common Stock ($0.50 par value per share) outstanding at March 31, 2016 was 53,703,407.

RYDER SYSTEM, INC.
FORM 10-Q QUARTERLY REPORT

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(unaudited)

	Three months ended March 31,
	2016	2015
	(In thousands, except per share amounts)
Lease and rental revenues	$767,754	729,024
Services revenue	759,127	693,704
Fuel services revenue	102,791	144,425
Total revenues	1,629,672	1,567,153

Cost of lease and rental	552,490	518,422
Cost of services	631,714	582,330
Cost of fuel services	98,901	136,289
Other operating expenses	30,151	32,373
Selling, general and administrative expenses	211,213	206,605
Gains on used vehicles, net	(19,129)	(27,208)
Interest expense	37,889	36,802
Miscellaneous income, net	(2,265)	(2,637)
	1,540,964	1,482,976
Earnings from continuing operations before income taxes	88,708	84,177
Provision for income taxes	32,523	30,851
Earnings from continuing operations	56,185	53,326
Loss from discontinued operations, net of tax	(391)	(537)
Net earnings	$55,794	52,789

Earnings (loss) per common share — Basic
Continuing operations	$1.06	1.01
Discontinued operations	(0.01)	(0.01)
Net earnings	$1.05	1.00

Earnings (loss) per common share — Diluted
Continuing operations	$1.05	1.00
Discontinued operations	(0.01)	(0.01)
Net earnings	$1.04	0.99

Cash dividends declared per common share	$0.41	0.37

See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three months ended March 31,
	2016	2015
	(In thousands)

Net earnings	$55,794	52,789

Other comprehensive income (loss):

Changes in cumulative translation adjustment and other	13,684	(57,372)

Amortization of pension and postretirement items	7,423	7,058
Income tax expense related to amortization of pension and postretirement items	(2,708)	(2,448)
Amortization of pension and postretirement items, net of tax	4,715	4,610

Other comprehensive income (loss), net of taxes	18,399	(52,762)

Comprehensive income	$74,193	27
See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)

	March 31, 2016	December 31, 2015
	(Dollars in thousands, except per share amount)
Assets:
Current assets:
Cash and cash equivalents	$56,806	60,945
Receivables, net of allowance of $16,137 and $15,372, respectively	822,556	835,489
Inventories	65,542	63,725
Prepaid expenses and other current assets	149,642	138,143
Total current assets	1,094,546	1,098,302
Revenue earning equipment, net	8,275,093	8,184,735
Operating property and equipment, net of accumulated depreciation of $1,095,352 and $1,046,137, respectively	717,444	714,970
Goodwill	389,382	389,135
Intangible assets, net of accumulated amortization of $47,215 and $45,736, respectively	53,588	55,192
Direct financing leases and other assets	524,477	510,246
Total assets	$11,054,530	10,952,580

Liabilities and shareholders’ equity:
Current liabilities:
Short-term debt and current portion of long-term debt	$612,223	634,530
Accounts payable	475,017	502,373
Accrued expenses and other current liabilities	506,300	543,352
Total current liabilities	1,593,540	1,680,255
Long-term debt	4,987,217	4,868,097
Other non-current liabilities	806,561	829,595
Deferred income taxes	1,621,894	1,587,522
Total liabilities	9,009,212	8,965,469

Shareholders’ equity:
Preferred stock, no par value per share — authorized, 3,800,917; none outstanding, March 31, 2016 or December 31, 2015	—	—
Common stock, $0.50 par value per share — authorized, 400,000,000; outstanding, March 31, 2016 — 53,703,407; December 31, 2015 — 53,490,603	26,850	26,745
Additional paid-in capital	1,011,988	1,006,021
Retained earnings	1,700,816	1,667,080
Accumulated other comprehensive loss	(694,336)	(712,735)
Total shareholders’ equity	2,045,318	1,987,111
Total liabilities and shareholders’ equity	$11,054,530	10,952,580
See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2016	2015
	(In thousands)
Cash flows from operating activities from continuing operations:
Net earnings	$55,794	52,789
Less: Loss from discontinued operations, net of tax	(391)	(537)
Earnings from continuing operations	56,185	53,326
Depreciation expense	287,170	266,278
Gains on used vehicles, net	(19,129)	(27,208)
Share-based compensation expense	4,888	5,665
Amortization expense and other non-cash charges, net	13,058	13,317
Deferred income tax expense	29,319	26,646
Changes in operating assets and liabilities:
Receivables	3,709	10,775
Inventories	(1,558)	2,563
Prepaid expenses and other assets	(21,234)	(17,093)
Accounts payable	49,206	(28,847)
Accrued expenses and other non-current liabilities	(36,605)	(21,577)
Net cash provided by operating activities from continuing operations	365,009	283,845

Cash flows from financing activities:
Net change in commercial paper borrowings and revolving credit facilities	98,580	204,750
Debt proceeds	298,254	455,111
Debt repaid	(312,400)	(463,536)
Dividends on common stock	(22,482)	(20,084)
Common stock issued	1,492	11,846
Common stock repurchased	—	(6,141)
Excess tax benefits from share-based compensation and other items	994	620
Debt issuance costs	(933)	(3,696)
Net cash provided by financing activities	63,505	178,870

Cash flows from investing activities:
Purchases of property and revenue earning equipment	(575,031)	(553,242)
Sales of revenue earning equipment	119,188	96,821
Sales of operating property and equipment	1,410	273
Collections on direct finance leases and other items	25,610	16,243
Changes in restricted cash	(221)	(912)
Net cash used in investing activities	(429,044)	(440,817)

Effect of exchange rate changes on cash	(3,508)	756
(Decrease) increase in cash and cash equivalents from continuing operations	(4,038)	22,654

Decrease in cash and cash equivalents from discontinued operations	(101)	(547)

(Decrease) increase in cash and cash equivalents	(4,139)	22,107
Cash and cash equivalents at January 1	60,945	50,092
Cash and cash equivalents at March 31	$56,806	72,199
See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

1. GENERAL

Interim Financial Statements

The accompanying unaudited Consolidated Condensed Financial Statements include the accounts of Ryder System, Inc. (Ryder) and all entities in which Ryder has a controlling voting interest (subsidiaries) and variable interest entities (VIEs) required to be consolidated in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The accompanying unaudited Consolidated Condensed Financial Statements have been prepared in accordance with the accounting policies described in our 2015 Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements and notes thereto. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal recurring accruals and items referenced under "Revision of Prior Period Financial Statements") considered necessary for a fair presentation have been included and the disclosures herein are adequate. The operating results for interim periods are unaudited and are not necessarily indicative of the results that can be expected for a full year.

Beginning in 2016, we reclassified the losses from fair value adjustments on our used vehicles from "Other operating expenses" to "Gains on used vehicles, net" within the Consolidated Condensed Statement of Earnings. Prior year amounts have been reclassified to conform to the current period presentation. These reclassifications were immaterial to the financial statements taken as a whole as shown in Note 3, "Revenue Earning Equipment."

Revision of Prior Period Financial Statements

We periodically enter into sale and leaseback transactions to lower the total cost of funding our operations and to diversify funding among different classes of investors and among different types of funding instruments. These transactions historically resulted in a reduction of revenue earning equipment and debt on the balance sheet, as proceeds from the sale of revenue earning equipment were used to repay debt. During the second quarter of 2015, we reviewed and evaluated the structure of these transactions and determined they should be accounted for as issuances of financial interests that do not qualify for deconsolidation. We evaluated the materiality of this revision, quantitatively and qualitatively, and concluded it was not material to any of our previously issued consolidated financial statements. However, we elected to revise previously issued financial statements to avoid inconsistencies in our financial statements. For the quarter ended March 31, 2015, the revision primarily affected the presentation of our Consolidated Condensed Statement of Cash Flows. The effects of this revision on the individual line items within our Consolidated Condensed Statement of Cash Flows for the three months ended March 31, 2015 were as follows (in millions):

	As Previously Reported	Adjustment	As Revised
Net earnings	$52.9	(0.1)	52.8
Depreciation expense (1)	262.4	3.9	266.3
Deferred income tax expense	26.7	(0.1)	26.6
Accrued expenses and other non-current liabilities	(21.5)	(0.1)	(21.6)
Net cash provided by operating activities from continuing operations	277.9	6.0	283.8
Debt repaid, including capital and financing lease obligations	(457.6)	(6.0)	(463.5)
Net cash provided by financing activities from continuing operations	184.8	(6.0)	178.9

————————————
Adjustments may not be additive and may have minor differences within the table due to rounding.
(1) Includes revised gains on used vehicles, net as discussed above.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

2. RECENT ACCOUNTING PRONOUNCEMENTS

Share-based Payments

On March 30, 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-09, Stock Compensation, which is intended to simplify several aspects of the accounting for share-based payment award transactions. The guidance will be effective January 1, 2017. We are in the process of evaluating the impacts of the adoption of this standard.

Leases

On February 25, 2016, the FASB issued ASU No. 2016-02, Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The standard is effective January 1, 2019, with early adoption permitted. The standard is to be applied using a modified retrospective transition method. We are in the process of determining the effect on our consolidated financial position, results of operations and cash flows.

Revenue Recognition

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU is effective January 1, 2018, and will replace most existing revenue recognition guidance. On March 17, 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations contained in ASU 2014-09. Additionally, on April 14, 2016, FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies the implementation guidance on identifying performance obligations. The standard permits the use of either the modified retrospective or cumulative effect transition methods.

In connection with the FASB’s recently issued guidance on leases, the standard requires the lease component of our full service lease product line to be accounted for under the lease accounting guidance and the maintenance and other elements of the product line to be accounted for under the new revenue guidance. Because of the interrelationship of these standards on our full service lease product line, we have not yet selected a transition method. We are in the process of determining the effect on our consolidated financial position, results of operations and cash flows.

Presentation of Debt Issuance Costs

On April 7, 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires an entity to present debt issuance costs as a direct reduction from the carrying amount of the related debt liability on the balance sheet. On August 30, 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarifies the treatment of debt issuance costs from line-of-credit arrangements after adoption of ASU 2015-03. We adopted this guidance on January 1, 2016 and reclassified $15 million from other assets to long-term debt in our December 31, 2015 balance sheet. Other than the change in presentation within the Consolidated Condensed Balance Sheets, this accounting guidance did not impact our consolidated financial position, results of operations or cash flows.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

3. REVENUE EARNING EQUIPMENT

	March 31, 2016			December 31, 2015
	Cost	Accumulated Depreciation	Net Book Value(1)	Cost	Accumulated Depreciation	Net Book Value(1)
	(In thousands)
Held for use:
Full service lease	$9,093,718	(2,802,126)	6,291,592	$8,839,941	(2,723,605)	6,116,336
Commercial rental	2,702,767	(893,981)	1,808,786	2,811,715	(907,412)	1,904,303
Held for sale	528,231	(353,516)	174,715	496,634	(332,538)	164,096
Total	$12,324,716	(4,049,623)	8,275,093	$12,148,290	(3,963,555)	8,184,735

————————————

(1)
Revenue earning equipment, net includes vehicles acquired under capital leases of $46.3 million, less accumulated depreciation of $22.7 million, at March 31, 2016, and $47.5 million, less accumulated depreciation of $22.2 million, at December 31, 2015.

At the end of 2015, we completed our annual review of residual values and useful lives of revenue earning equipment. Based on the results of our analysis, we adjusted the estimated residual values of certain classes of revenue earning equipment effective January 1, 2016.

We lease revenue earning equipment to customers for periods typically ranging from three to seven years for trucks and tractors and up to ten years for trailers. The majority of our leases are classified as operating leases. However, some of our revenue earning equipment leases are classified as direct financing leases and, to a lesser extent, sales-type leases. As of March 31, 2016 and December 31, 2015, the net investment in direct financing and sales-type leases was $444.5 million and $437.8 million, respectively. Our direct financing lease customers operate in a wide variety of industries, and we have no significant customer concentrations in any one industry. We assess credit risk for all of our customers including those who lease equipment under direct financing leases upon signing of a full service lease contract. For those customers who are designated as high risk, we typically require deposits to be paid in advance in order to mitigate our credit risk. Additionally, our receivables are collateralized by the vehicles, based on their estimated fair values, which further mitigates our credit risk.

As of March 31, 2016 and December 31, 2015, the amount of direct financing lease receivables past due was not significant, and there were no impaired receivables. Accordingly, we do not believe there is a material risk of default with respect to the direct financing lease receivables.

Revenue earning equipment held for sale is stated at the lower of carrying amount or fair value less costs to sell. Losses on vehicles held for sale for which carrying values exceeded fair value are recognized at the time they arrive at our used truck centers and are presented within “Gains on used vehicles, net ” in the Consolidated Condensed Statements of Earnings. For revenue earning equipment held for sale, we stratify our fleet by vehicle type (trucks, tractors and trailers), weight class, age and other relevant characteristics and create classes of similar assets for analysis purposes. For a certain population of our revenue earning equipment held for sale, fair value was determined based upon recent market prices obtained from our own sales experience for sales of each class of similar assets and vehicle condition. Therefore, these vehicles held for sale were classified within Level 3 of the fair value hierarchy.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

The following table presents our assets held for sale that are measured at fair value on a nonrecurring basis and considered a Level 3 fair value measurement:

			Total Losses (2)
	March 31		Three months ended March 31,
	2016	2015	2016	2015
	(In thousands)
Assets held for sale:
Revenue earning equipment (1):
Trucks	$11,538	5,298	$1,744	1,228
Tractors	39,739	4,611	4,882	827
Trailers	3,153	1,231	662	316

Total assets at fair value	54,430	11,140	$7,288	2,371
 ————————————

(1)	Assets held for sale in the above table only include the portion of revenue earning equipment held for sale where carrying value exceeded fair value.

(2)	Total losses represent fair value adjustments for all vehicles held for sale throughout the period for which fair value was less than carrying value.

For the three months ended March 31, 2016 and 2015, the components of gains on used vehicles, net were as follows:

	March 31
	2016	2015
	(In thousands)
Gains on vehicle sales, net	$(26,417)	(29,579)
Losses from fair value adjustments	7,288	2,371
Gains on used vehicles, net	$(19,129)	(27,208)

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

4. ACCRUED EXPENSES AND OTHER LIABILITIES

	March 31, 2016			December 31, 2015
	Accrued Expenses	Non-Current Liabilities	Total	Accrued Expenses	Non-Current Liabilities	Total
	(In thousands)
Salaries and wages	$72,482	—	72,482	$99,032	—	99,032
Deferred compensation	2,621	40,748	43,369	2,252	41,691	43,943
Pension benefits	3,823	472,253	476,076	3,790	484,892	488,682
Other postretirement benefits	1,636	20,209	21,845	1,624	20,002	21,626
Other employee benefits	12,120	3,135	15,255	8,956	9,706	18,662
Insurance obligations (1)	149,258	209,376	358,634	157,014	213,256	370,270
Environmental liabilities	3,862	6,394	10,256	3,791	6,554	10,345
Operating taxes	101,350	—	101,350	101,649	—	101,649
Income taxes	824	23,270	24,094	3,378	22,366	25,744
Interest	32,712	—	32,712	31,218	—	31,218
Deposits, mainly from customers	64,628	4,974	69,602	61,869	5,085	66,954
Deferred revenue	14,655	—	14,655	13,038	—	13,038
Restructuring liabilities (2)	7,526	—	7,526	12,333	—	12,333
Other	38,803	26,202	65,005	43,408	26,043	69,451
Total	$506,300	806,561	1,312,861	$543,352	829,595	1,372,947
 ————————————

(1)	Insurance obligations primarily represent self-insured claim liabilities.

(2)
The reduction in restructuring liabilities from December 31, 2015 principally represents cash payments for employee termination costs. The majority of the balance remaining in restructuring liabilities is expected to be paid by the end of 2016.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

5. DEBT

	Weighted-Average Interest Rate
	March 31, 2016	December 31, 2015	Maturities	March 31, 2016	December 31, 2015
				(In thousands)
Short-term debt and current portion of long-term debt:
Short-term debt	2.31%	2.26%		$19,994	35,947
Current portion of long-term debt				592,229	598,583
Total short-term debt and current portion of long-term debt				612,223	634,530
Long-term debt:
U.S. commercial paper (1)	0.70%	0.55%	2020	637,811	547,130
Global revolving credit facility	2.28%	2.31%	2020	53,301	25,291
Unsecured U.S. notes — Medium-term notes (1)	2.86%	2.84%	2016-2025	4,112,706	4,112,519
Unsecured U.S. obligations	1.86%	1.73%	2018	50,000	50,000
Unsecured foreign obligations	1.93%	1.92%	2016-2020	271,545	275,661
Asset-backed U.S. obligations (3)	1.80%	1.81%	2016-2022	422,466	434,001
Capital lease obligations	3.23%	3.31%	2016-2022	29,586	32,054
Total before fair market value adjustment				5,577,415	5,476,656
Fair market value adjustment on notes subject to hedging (4)				18,106	5,253
Debt issuance costs(2)				(16,075)	(15,229)
				5,579,446	5,466,680
Current portion of long-term debt				(592,229)	(598,583)
Long-term debt				4,987,217	4,868,097
Total debt				$5,599,440	5,502,627
 ————————————

(1)	We had unamortized original issue discounts of $7.5 million and $7.7 million at March 31, 2016 and December 31, 2015, respectively.

(2)	See Note 2, "Recent Accounting Pronouncements," for further discussion of the presentation of debt issuance costs.

(3)	Asset-backed U.S. obligations are related to financing transactions involving revenue earning equipment.

(4)	The notional amount of executed interest rate swaps designated as fair value hedges was $825 million at March 31, 2016 and December 31, 2015.

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

The credit facility is used primarily to finance working capital but can also be used to issue up to $75 million in letters of credit (there were no letters of credit outstanding against the facility at March 31, 2016). At our option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. The credit facility contains no provisions limiting its availability in the event of a material adverse change to Ryder’s business operations; however, the credit facility does contain standard representations and warranties, events of default, cross-default provisions and certain affirmative and negative covenants.

In order to maintain availability of funding, we must maintain a ratio of debt to consolidated net worth of less than or equal to 300%. Net worth, as defined in the credit facility, represents shareholders' equity excluding any accumulated other comprehensive income or loss associated with our pension and other postretirement plans. The ratio at March 31, 2016 was 214%. At March 31, 2016, there was $488.9 million available under the credit facility, net of outstanding commercial paper borrowings.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

Our global revolving credit facility enables us to refinance short-term obligations on a long-term basis. Short-term commercial paper obligations not expected to require the use of working capital are classified as long-term as we have both the intent and ability to refinance on a long-term basis. In addition, we have the intent and ability to refinance the current portion of certain long-term debt on a long-term basis. At March 31, 2016, we classified $637.8 million of short-term commercial paper and $300.0 million of current debt obligations as long-term. At December 31, 2015, we classified $547.1 million of short-term commercial paper and $300.0 million of current debt obligations as long-term.

In February 2016, we issued $300 million of unsecured medium-term notes maturing in November 2021. The proceeds from these notes were used to payoff maturing debt and for general corporate purposes. If these notes are downgraded below investment grade following, and as a result of, a change in control, the note holder can require us to repurchase all or a portion of the notes at a purchase price equal to 101% of principal plus accrued and unpaid interest.

We have a trade receivables purchase and sale program, pursuant to which we sell certain of our domestic trade accounts receivable to a bankruptcy remote, consolidated subsidiary of Ryder, that in turn sells, on a revolving basis, an ownership interest in certain of these accounts receivable to a receivables conduit or committed purchasers. The subsidiary is considered a VIE and is consolidated based on our control of the entity’s activities. We use this program to provide additional liquidity to fund our operations, particularly when it is cost effective to do so. The costs under the program may vary based on changes in interest rates. The available proceeds that may be received under the program are limited to $175 million. If no event occurs which causes early termination, the 364-day program will expire on October 21, 2016. The program contains provisions restricting its availability in the event of a material adverse change to our business operations or the collectibility of the collateralized receivables. Sales of receivables under this program are accounted for as secured borrowings based on our continuing involvement in the transferred assets. No amounts were outstanding under the program at March 31, 2016 or December 31, 2015.

At March 31, 2016 and December 31, 2015, we had letters of credit and surety bonds outstanding totaling $341.0 million and $345.7 million, respectively, which primarily guarantee the payment of insurance claims.

The fair value of total debt (excluding capital lease and asset-backed U.S. obligations) at March 31, 2016 and December 31, 2015 was approximately $5.20 billion and $5.06 billion, respectively. For publicly-traded debt, estimates of fair value were based on market prices. Since our publicly-traded debt is not actively traded, the fair value measurement was classified within Level 2 of the fair value hierarchy. For other debt, fair value was estimated based on a model-driven approach using rates currently available to us for debt with similar terms and remaining maturities. Therefore, the fair value measurement of our other debt was classified within Level 2 of the fair value hierarchy. The carrying amounts reported in the Consolidated Condensed Balance Sheets for “Cash and cash equivalents,” “Receivables, net” and “Accounts payable” approximate fair value because of the immediate or short-term maturities of these financial instruments.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

6. DERIVATIVES

From time to time, we enter into interest rate derivatives to manage our fixed and variable interest rate exposure and to better match the repricing of debt instruments to that of our portfolio of assets. We assess the risk that changes in interest rates will have either on the fair value of debt obligations or on the amount of future interest payments by monitoring changes in interest rate exposures and by evaluating hedging opportunities. We regularly monitor interest rate risk attributable to both our outstanding or forecasted debt obligations as well as our offsetting hedge positions. This risk management process involves the use of analytical techniques, including cash flow sensitivity analysis, to estimate the expected impact of changes in interest rates on our future cash flows.

As of March 31, 2016, we had interest rate swaps outstanding which are designated as fair value hedges of certain of our debt obligations, with a total notional value of $825 million and maturities through 2020. Interest rate swaps are measured at fair value on a recurring basis using Level 2 fair value inputs. The fair value of these interest rate swaps was approximately $18.1 million as of March 31, 2016, and was presented in "Direct financing leases and other assets" in our Consolidated Condensed Balance Sheets. Changes in the fair value of our interest rate swaps were offset by changes in the fair value of the hedged debt instruments. Accordingly, there was no ineffectiveness related to the interest rate swaps.

7. SHARE REPURCHASE PROGRAMS

In December 2015, our Board of Directors authorized a share repurchase program intended to mitigate the dilutive impact of shares issued under our employee stock plans (the December 2015 program).  Under the December 2015 program, management is authorized to repurchase (i) up to 1.5 million shares of common stock, the sum of which will not exceed the number of shares issued to employees under the Company’s employee stock plans from December 1, 2015 to December 9, 2017  plus (ii) 0.5 million shares issued to employees that were not repurchased under the Company’s previous share repurchase program.  The December 2015 program limits aggregate share repurchases to no more than 2 million shares of Ryder common stock.  Share repurchases of common stock are made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. Management may establish prearranged written plans for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the December 2015 program, which allow for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan.

We did not repurchase any shares under the December 2015 program during the three months ended March 31, 2016. During the three months ended March 31, 2015, we repurchased 69,000 shares under the previous program for $6.1 million.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

8. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following summary sets forth the components of accumulated other comprehensive loss, net of tax:

	Currency Translation Adjustments and Other	Net Actuarial Loss (1)	Prior Service Credit (1)	Accumulated Other Comprehensive Loss
	(In thousands)
December 31, 2015	$(136,020)	(576,993)	278	(712,735)
Amortization	—	4,752	(37)	4,715
Other current period change	13,684	—	—	13,684
March 31, 2016	$(122,336)	(572,241)	241	(694,336)

	Currency Translation Adjustments and Other	Net Actuarial Loss (1)	Prior Service Credit (1)	Accumulated Other Comprehensive Loss
	(In thousands)
December 31, 2014	$(36,087)	(585,941)	1,758	(620,270)
Amortization	—	4,961	(351)	4,610
Other current period change	(57,372)	—	—	(57,372)
March 31, 2015	$(93,459)	(580,980)	1,407	(673,032)

_______________________

(1)	These amounts are included in the computation of net periodic benefit cost. See Note 11, "Employee Benefit Plans," for further information.

The gain from currency translation adjustments in the three months ended March 31, 2016 of $13.7 million was primarily due to the strengthening of the Canadian Dollar against the U.S. Dollar, partially offset by the weakening of the British Pound against the U.S. Dollar. The loss from currency translation adjustments in the three months ended March 31, 2015 of $57.4 million was due primarily to the weakening of the Canadian Dollar and British Pound against the U.S. Dollar.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

9. EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per common share from continuing operations:

	Three months ended March 31,
	2016	2015
	(In thousands, except per share amounts)
Earnings per share — Basic:
Earnings from continuing operations	$56,185	53,326
Less: Distributed and undistributed earnings allocated to unvested stock	(166)	(148)
Earnings from continuing operations available to common shareholders — Basic	$56,019	53,178

Weighted average common shares outstanding — Basic	53,076	52,596

Earnings from continuing operations per common share — Basic	$1.06	1.01

Earnings per share — Diluted:
Earnings from continuing operations	$56,185	53,326
Less: Distributed and undistributed earnings allocated to unvested stock	(166)	(148)
Earnings from continuing operations available to common shareholders — Diluted	$56,019	53,178

Weighted average common shares outstanding — Basic	53,076	52,596
Effect of dilutive equity awards	287	510
Weighted average common shares outstanding — Diluted	53,363	53,106

Earnings from continuing operations per common share — Diluted	$1.05	1.00

Anti-dilutive equity awards not included above	1,186	184

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

10. SHARE-BASED COMPENSATION PLANS

Share-based incentive awards are provided to employees under the terms of various share-based compensation plans (collectively, the “Plans”). The Plans are administered by the Compensation Committee of the Board of Directors and principally include at-the-money stock option, unvested stock and cash awards. Unvested stock awards include grants of market-based, performance-based and time-vested restricted stock rights. Under the terms of our Plans, dividends may be paid on our unvested stock awards but are not paid unless the award vests. Upon vesting, the amount of the dividends paid is equal to the aggregate dividends declared on common shares during the period from the grant date of the award until the date the shares underlying the award are delivered.

The following table provides information on share-based compensation expense and income tax benefits recognized during the periods:

	Three months ended March 31,
	2016	2015
	(In thousands)
Stock option and stock purchase plans	$1,873	2,301
Unvested stock	3,015	3,364
Share-based compensation expense	4,888	5,665
Income tax benefit	(1,655)	(1,882)
Share-based compensation expense, net of tax	$3,233	3,783

During the three months ended March 31, 2016 and 2015, approximately 513,000 and 358,000 stock options, respectively, were granted under the Plans. These awards generally vest evenly over a three year period beginning on the date of grant. The stock options have contractual terms of ten years. The fair value of each option award at the date of grant was estimated using a Black-Scholes-Merton option-pricing valuation model. Share-based compensation expense is recognized on a straight-line basis over the vesting period. The weighted-average fair value per option granted during the three months ended March 31, 2016 and 2015 was $12.53 and $18.46, respectively.

During the three months ended March 31, 2016 and 2015, approximately 34,000 and 19,000 market-based restricted stock rights were granted, respectively, under the Plans. The awards are segmented into three performance periods of one, two and three years. At the end of each performance period, up to 125% of the award may be earned based on Ryder's total shareholder return (TSR) compared to the target TSR of a peer group over the applicable performance period. If earned, employees will receive the grant of stock at the end of the relevant three year performance period provided they continue to be employed with Ryder, subject to Compensation Committee approval. The fair value of the market-based restricted stock rights was estimated using a lattice-based option-pricing valuation model that incorporates a Monte-Carlo simulation. The fair value of the market-based awards was determined on the grant date and considers the likelihood of Ryder achieving the market-based condition. Share-based compensation expense is recognized on a straight-line basis over the vesting period. The weighted-average fair value per market-based restricted stock right granted during three months ended March 31, 2016 and 2015 was $54.10 and $89.40, respectively.

During the three months ended March 31, 2016 and 2015, approximately 58,000 and 35,000 performance-based restricted stock rights (PBRSRs), respectively, were awarded under the Plans. The awards are segmented into three one-year performance periods. For these awards, up to 125% of the awards may be earned based on Ryder's one-year adjusted return on capital (ROC) measured against an annual ROC target. If earned, employees will receive the grant of stock three years after the grant date, provided they continue to be employed with Ryder, subject to Compensation Committee approval. For accounting purposes, these awards are not considered granted until the Compensation Committee approves the annual ROC target. During the three months ended March 31, 2016 and 2015, approximately 45,000 and 42,000 PBRSRs, respectively, were considered granted for accounting purposes. The fair value of the PBRSRs is determined and fixed on the grant date based on Ryder's stock price on the date of grant. Share-based compensation expense is recognized on a straight-line basis over the vesting period, based upon the probability that the performance target will be met. The weighted-average fair value per PBRSR granted during the three months ended March 31, 2016 and 2015 was $55.32 and $93.51, respectively.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

During the three months ended March 31, 2016 and 2015, approximately 111,000 and 68,000 time-vested restricted stock rights, respectively, were granted under the Plans. The time-vested restricted stock rights entitle the holder to shares of common stock when the awards generally vest at the end of the three-year period after the grant date. The fair value of the time-vested awards is determined and fixed on the date of grant based on Ryder’s stock price on the date of grant. Share-based compensation expense is recognized on a straight-line basis over the vesting period. The weighted-average fair value per time-vested restricted stock right granted during the three months ended March 31, 2016 and 2015 was $55.32 and $93.50, respectively.

During the three months ended March 31, 2016 and 2015, employees received market-based cash awards. The cash awards have the same vesting provisions as the market-based restricted stock rights. The cash awards are accounted for as liability awards under the share-based compensation accounting guidance as the awards are based upon the performance of our common stock and are settled in cash. As a result, the liability is adjusted to reflect fair value at the end of each reporting period. The fair value of the cash awards was estimated using a lattice-based option-pricing valuation model that incorporates a Monte-Carlo simulation. Share-based compensation expense is recognized on a straight-line basis over the vesting period.

The following table is a summary of compensation expense recognized for market-based cash awards in addition to the share-based compensation expense reported in the previous table:

	Three months ended March 31,
	2016	2015
	(In thousands)
Cash awards	$151	172

Total unrecognized pre-tax compensation expense related to all share-based compensation arrangements at March 31, 2016 was $31.3 million and is expected to be recognized over a weighted-average period of 2.1 years.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

11. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost/(credit) were as follows:

	Pension Benefits		Postretirement Benefits
	Three months ended March 31,
	2016	2015	2016	2015
	(In thousands)

Company-administered plans:
Service cost	$3,400	3,627	$69	111
Interest cost	22,240	21,887	232	284
Expected return on plan assets	(23,085)	(24,900)	—	—
Amortization of:
Net actuarial loss/(gain)	7,965	7,808	(484)	(196)
Prior service credit	—	(76)	(58)	(478)
	10,520	8,346	(241)	(279)
Union-administered plans	2,322	2,172	—	—
Net periodic benefit cost/(credit)	$12,842	10,518	$(241)	(279)

Company-administered plans:
U.S.	$11,175	8,892	$(340)	(415)
Non-U.S.	(655)	(546)	99	136
	10,520	8,346	(241)	(279)
Union-administered plans	2,322	2,172	—	—
Net periodic benefit cost/(credit)	$12,842	10,518	$(241)	(279)

During the three months ended March 31, 2016, we contributed $20.2 million to our pension plans. In 2016, we expect total contributions to our pension plans to be approximately $80 million.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

12. OTHER ITEMS IMPACTING COMPARABILITY
Our primary measure of segment performance excludes certain items we do not believe are representative of the ongoing operations of the segment. We believe that excluding these items from our segment measure of performance allows for better comparison of results. During the three months ended March 31, 2015, we incurred charges of $1.8 million related to professional fees associated with cost savings initiatives, which are included in "Selling, general and administrative expenses" in our Condensed Consolidated Statement of Earnings.

13. OTHER MATTERS

We are a party to various claims, complaints and proceedings arising in the ordinary course of our continuing business operations including but not limited to those relating to commercial and employment claims, environmental matters, risk management matters (e.g., vehicle liability, workers’ compensation, etc.) and administrative assessments primarily associated with operating taxes. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. For matters from continuing operations, we believe that the resolution of these claims, complaints and legal proceedings will not have a material effect on our consolidated financial statements.

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

Although we discontinued our South American operations in 2009, we continue to be party to various federal, state and local legal proceedings involving labor matters, tort claims and tax assessments. We have established loss provisions for any matters where we believe a loss is probable and can be reasonably estimated. Other than with respect to the matters discussed below, we believe that such losses will not have a material effect on our consolidated financial statements.

In Brazil, we were assessed $5 million in prior years for various federal income taxes and social contribution taxes for the 1997 and 1998 tax years. These federal tax assessments were overturned in the lower courts; however, there is a reasonable possibility that these rulings could be reversed and we would be required to pay the assessments. We believe it is more likely than not that our position will ultimately be sustained if appealed and no amounts have been reserved for these matters. We are entitled to indemnification for a portion of any resulting liability on these federal tax claims which, if honored, would reduce the amount of any potential loss.

14. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information was as follows:

	Three months ended March 31,
	2016	2015
	(In thousands)
Interest paid	$34,421	38,381
Income taxes paid	4,750	3,590
Changes in accounts payable related to purchases of revenue earning equipment	(77,486)	99,972

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

15. SEGMENT REPORTING

Our primary measurement of segment financial performance, defined as “Earnings Before Tax” (EBT) from continuing operations, includes an allocation of Central Support Services (CSS) and excludes non-operating pension costs, professional fees and other items discussed in Note 12, "Other Items Impacting Comparability." CSS represents those costs incurred to support all business segments, including human resources, finance, corporate services, public affairs, information technology, health and safety, legal, marketing and corporate communications. The objective of the EBT measurement is to provide clarity on the profitability of each segment and, ultimately, to hold leadership of each segment accountable for their allocated share of CSS costs. Certain costs are not attributable to any segment and remain unallocated in CSS, including costs for investor relations, public affairs and certain executive compensation.

Our Fleet Management Solutions (FMS) segment leases revenue earning equipment and provides fuel, maintenance and other ancillary services to the Dedicated Transportation Solutions (DTS) and Supply Chain Solutions (SCS) segments. Inter-segment revenue and EBT are accounted for at rates similar to those executed with third parties. EBT related to inter-segment equipment and services billed to customers (equipment contribution) are included in both FMS and the segment which served the customer and then eliminated (presented as “Eliminations”).

The following tables set forth financial information for each of our segments and provide a reconciliation between segment EBT and earnings from continuing operations before income taxes for the three months ended March 31, 2016 and 2015. Segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

	FMS	DTS	SCS	Eliminations	Total
	(In thousands)
For the three months ended March 31, 2016
Revenue from external customers	$996,115	244,842	388,715	—	1,629,672
Inter-segment revenue	101,813	—	—	(101,813)	—
Total revenue	$1,097,928	244,842	388,715	(101,813)	1,629,672

Segment EBT	$82,921	14,268	19,796	(11,744)	105,241
Unallocated CSS					(9,665)
Non-operating pension costs					(6,868)
Earnings from continuing operations before income taxes					$88,708

Segment capital expenditures paid (1)	$560,285	517	7,323	—	568,125
Unallocated CSS					6,906
Capital expenditures paid					$575,031

For the three months ended March 31, 2015
Revenue from external customers	$983,440	212,659	371,054	—	1,567,153
Inter-segment revenue	103,710	—	—	(103,710)	—
Total revenue	$1,087,150	212,659	371,054	(103,710)	1,567,153

Segment EBT	$89,718	8,970	15,689	(11,534)	102,843
Unallocated CSS					(11,942)
Non-operating pension costs					(4,883)
Professional fees (2)					(1,841)
Earnings from continuing operations before income taxes					$84,177

Segment capital expenditures paid	$538,743	709	5,987	—	545,439
Unallocated CSS					7,803
Capital expenditures paid					$553,242
 ————————————

(1)	Excludes revenue earning equipment acquired under capital leases.

(2)	See Note 12, "Other Items Impacting Comparability," for additional information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion should be read in conjunction with the unaudited Consolidated Condensed Financial Statements and notes thereto included under Item 1. In addition, reference should be made to our audited Consolidated Financial Statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2015 Annual Report on Form 10-K.

Ryder System, Inc. (Ryder) is a global leader in transportation and supply chain management solutions. We report our financial performance based on three segments: (1) FMS, which provides full service leasing, commercial rental, contract maintenance, and contract-related maintenance of trucks, tractors and trailers to customers principally in the U.S., Canada and the U.K.; (2) DTS, which provides vehicles and drivers as part of a dedicated transportation solution in the U.S.; and (3) SCS, which provides comprehensive supply chain solutions including distribution and transportation services in North America and Asia. Dedicated transportation services provided as part of an integrated, multi-service, supply chain solution to SCS customers are reported in the SCS business segment.

The Company periodically enters into sale and leaseback transactions to lower the total cost of funding our operations and to diversify funding among different classes of investors and among different types of funding instruments. The related leasebacks were historically treated as off-balance sheet operating leases and were included in our reported leverage ratios. During the second quarter of 2015, we reviewed and evaluated the structure of the leasebacks and determined that they did not qualify for deconsolidation. The prior year amounts, which were not material, have been revised to conform to the current period presentation. Refer to Note 1, "General," in the Notes to Consolidated Condensed Financial Statements for further discussion of the revision to our historical financial statements.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Operating results were as follows:

	Three months ended March 31,		Change
	2016	2015	2016/2015
	(In thousands, except per share amounts)
Total revenue	$1,629,672	1,567,153	4%
Operating revenue (1)	1,406,013	1,300,286	8%

EBT	$88,708	84,177	5%
Comparable EBT (2)	95,576	90,901	5%
Earnings from continuing operations	56,185	53,326	5%
Comparable earnings from continuing operations (2)	60,145	57,279	5%
Net earnings	55,794	52,789	6%

Earnings per common share (EPS) — Diluted
Continuing operations	$1.05	1.00	5%
Comparable (2)	1.12	1.08	4%
Net earnings	1.04	0.99	5%
  ————————————

(1)
We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of our core businesses and as a measure of sales activity. FMS fuel services revenue and DTS and SCS fuel are ancillary services that we provide our customers and are impacted by fluctuations in market fuel prices.  Therefore, these items are excluded from operating revenue as the costs are largely a pass-through to our customers, resulting in minimal changes in our profitability during periods of steady market fuel prices. However, profitability may be positively or negatively impacted by rapid changes in market fuel prices during a short period of time as customer pricing for fuel services is established based on trailing market fuel costs. We also exclude subcontracted transportation from the calculation of operating revenue as this service is also typically a pass-through to our customers and therefore fluctuations result in minimal changes to our profitability.  Refer to the“Non-GAAP Financial Measures” section for a reconciliation of total revenue to operating revenue.

(2)
Non-GAAP financial measure. We believe comparable EBT, comparable earnings and comparable earnings per diluted common share, all from continuing operations, provide useful information to investors because they exclude non-operating pension costs, which we consider to be those impacted by financial market performance and outside the operational performance of the business, and other significant items that are unrelated to our ongoing business operations. Refer to the “Non-GAAP Financial Measures” section for a reconciliation of EBT, net earnings and earnings per diluted common share to the comparable measures.

Total revenue increased 4% to $1.63 billion and operating revenue increased 8% to $1.41 billion for the three months ended March 31, 2016. Total revenue increased due to higher operating revenue, partially offset by lower fuel costs largely passed through to customers. The increase in operating revenue was driven by growth in all segments partially offset by a 100 basis point negative impact from foreign exchange in the three months ended March 31, 2016. FMS operating revenue growth was due to growth in the full service lease fleet and higher prices on replacement vehicles. DTS and SCS operating revenue growth was due to new business, increased volumes and higher pricing. EBT increased 5% in the first quarter of 2016 to $88.7 million, reflecting increased pricing, new business and higher volumes in DTS and SCS and higher full service lease performance in FMS, partially offset by lower used vehicle results, higher maintenance costs and increased insurance costs. The strong EBT performance in the three months ended March 31, 2016 was partially offset by a 100 basis point negative impact of foreign exchange.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

CONSOLIDATED RESULTS

Lease and Rental

	Three months ended March 31,		Change
	2016	2015	2016/2015
	(Dollars in thousands)
Lease and rental revenues	$767,754	729,024	5%
Cost of lease and rental	552,490	518,422	7%
Gross margin	215,264	210,602	2%
Gross margin %	28%	29%

Lease and rental revenues represent full service lease and commercial rental product offerings within our FMS segment. Revenues increased 5% in the first quarter of 2016 primarily driven by a 5% larger average full service lease fleet and higher prices on replacement vehicles. Foreign exchange negatively impacted revenue growth by 100 basis points.

Cost of lease and rental represents the direct costs related to lease and rental revenues. These costs consist of depreciation of revenue earning equipment, maintenance costs (primarily repair parts and labor), and other costs such as licenses, insurance and operating taxes. Cost of lease and rental excludes interest costs from vehicle financing. Cost of lease and rental increased 7% in the first quarter of 2016 due to higher depreciation and maintenance costs from a larger average lease fleet and a 2% larger average rental fleet. The increase was also driven by increased insurance costs due to unfavorable self-insurance developments from prior years. Cost of lease and rental benefited by approximately $9 million in the first quarter of 2016 due to changes in estimated residual values and useful lives of revenue earning equipment effective January 1, 2016. For the first quarter, foreign exchange also reduced cost of lease and rental by 100 basis points.

Lease and rental gross margin increased 2% in the first quarter of 2016 to $215.3 million. Lease and rental gross margin as a percentage of revenue decreased to 28% in the first quarter of 2016. The increase in gross margin dollars was due to lease fleet growth as well as benefits from improved residual values, partially offset by increased insurance costs. The decrease in gross margin as a percentage of revenue reflects increased insurance costs and lower commercial rental fleet utilization, partially offset by benefits from improved residual values.

Services

	Three months ended March 31,		Change
	2016	2015	2016/2015
	(Dollars in thousands)
Services revenue	$759,127	693,704	9%
Cost of services	631,714	582,330	8%
Gross margin	127,413	111,374	14%
Gross margin %	17%	16%

Services revenue represents all the revenues associated with our DTS and SCS segments as well as contract maintenance, contract-related maintenance and fleet support services associated with our FMS segment. Services revenue in the first quarter of 2016 increased due to new business, higher volumes and increased pricing in the SCS and DTS segments. The contract-related maintenance and contract maintenance product lines benefited from growth in fleet size, and contract-related maintenance revenue also increased from higher volumes. These increases were partially offset by lower fuel prices passed through to our DTS and SCS customers. Foreign exchange also negatively impacted revenue growth by 200 basis points.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Cost of services represents the direct costs related to services revenue and is primarily comprised of salaries and employee-related costs, subcontracted transportation (purchased transportation from third parties) and maintenance costs. Cost of services increased 8% in the first quarter of 2016 due to higher volumes, partially offset by lower fuel costs and lower insurance costs. For the three months ended March 31, 2016, foreign exchange reduced cost of services by 100 basis points.

Services gross margin increased 14% to $127.4 million and as a percentage of revenue to 17%. The increase in gross margin dollars and gross margin as a percentage of revenue reflects higher pricing in our DTS and SCS segments. Gross margin dollars also benefited from new business and higher volumes in our SCS and DTS segments, growth in full service lease fleet size and higher volumes in the contract-related business and growth in the contract maintenance fleet.

Fuel

	Three months ended March 31,		Change
	2016	2015	2016/2015
	(Dollars in thousands)
Fuel services revenue	$102,791	144,425	(29)%
Cost of fuel services	98,901	136,289	(27)%
Gross margin	3,890	8,136	(52)%
Gross margin %	4%	6%

Fuel services revenue represents fuel services provided to our FMS customers. Fuel services revenue decreased 29% in the first quarter of 2016 to $102.8 million due to lower fuel prices passed through to customers.

Cost of fuel services includes the direct costs associated with providing our customers with fuel. These costs include fuel, salaries and employee-related costs of fuel island attendants and depreciation of our fueling facilities and equipment. Cost of fuel services decreased 27% in the first quarter of 2016 as a result of lower fuel prices.

Fuel services gross margin decreased 52% to $3.9 million and fuel services gross margin as a percentage of revenue decreased to 4% in the first quarter of 2016. Fuel is largely a pass-through to customers for which we realize minimal changes in margin during periods of steady market fuel prices. However, fuel services margin is impacted by sudden increases or decreases in market fuel prices during a short period of time as customer pricing for fuel is established based on trailing market fuel costs. Fuel services gross margin was favorably impacted by rapid decreases in the market fuel prices during the first quarter of 2015.

	Three months ended March 31,		Change
	2016	2015	2016/2015
	(In thousands)
Other operating expenses	$30,151	32,373	(7)%

Other operating expenses include costs related to our owned and leased facilities within the FMS segment, such as facility depreciation, rent, insurance, utilities and taxes. These facilities are utilized to provide maintenance to our lease, rental, contract maintenance and fleet support services customers. Other operating expenses decreased 7% largely due to lower utility costs for FMS facilities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

	Three months ended March 31,		Change
	2016	2015	2016/2015
	(Dollars in thousands)
Selling, general and administrative expenses (SG&A)	$211,213	206,605	2%
Percentage of total revenue	13%	13%
Percentage of operating revenue	15%	16%

SG&A expenses increased 2% in the first quarter of 2016 primarily due to higher information technology costs and increased pension expenses, partially offset by lower professional fees, compensation-related expenses and foreign exchange. Foreign exchange reduced the growth in SG&A expenses by 100 basis points. Pension expense, which primarily impacts SG&A expenses, increased $2.3 million in the first quarter of 2016 due to a lower asset return assumption. SG&A expenses as a percent of total and operating revenue remained relatively flat.

	Three months ended March 31,		Change
	2016	2015	2016/2015
	(Dollars in thousands)
Gains on used vehicles, net	$19,129	27,208	(30)%

Gains on used vehicles, net includes gains from sales of used vehicles as well as the costs associated with used vehicles such as write-downs of vehicles to fair market values and facilities costs. Gains on used vehicles, net decreased 30% in the first quarter of 2016 due to higher fair market value write-downs and lower gains on the sale of used vehicles. Write-downs increased $4.9 million in the first quarter of 2016 compared to the prior year due to an increase in the used vehicle inventory and lower tractor pricing. Global average proceeds per unit were slightly lower than the prior year reflecting an 8% decrease in tractor proceeds per unit, largely offset by a 6% increase in truck proceeds per unit.

	Three months ended March 31,		Change
	2016	2015	2016/2015
	(Dollars in thousands)
Interest expense	$37,889	36,802	3%
Effective interest rate	2.7%	3.1%

Interest expense increased 3% to $38 million in the first quarter of 2016 reflecting higher average outstanding debt, partially offset by a lower effective interest rate. The increase in average outstanding debt reflects planned higher vehicle capital spending. The lower effective interest rate in 2016 reflects the replacement of higher interest rate debt with debt issuances at lower rates.

	Three months ended March 31,		Change
	2016	2015	2016/2015
	(Dollars in thousands)
Miscellaneous income, net	$2,265	2,637	(14)%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Miscellaneous income, net consists of investment income on securities used to fund certain benefit plans, interest income, gains from sales of operating property, foreign currency transaction gains and other non-operating items. Miscellaneous income, net declined in the three months ended March 31, 2016 primarily due to Rabbi trust investment performance.

	Three months ended March 31,		Change
	2016	2015	2016/2015
	(Dollars in thousands)
Provision for income taxes	$32,523	30,851	5%
Effective tax rate from continuing operations	36.7%	36.7%

The increase in the provision for income taxes reflects higher taxable earnings. Our effective income tax rate from continuing operations for the first quarter of 2016 was 36.7%, consistent with the prior year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

OPERATING RESULTS BY SEGMENT

	Three months ended March 31,		Change
	2016	2015	2016/2015
	(Dollars in thousands)
Revenue:
Fleet Management Solutions	$1,097,928	1,087,150	1%
Dedicated Transportation Solutions	244,842	212,659	15
Supply Chain Solutions	388,715	371,054	5
Eliminations	(101,813)	(103,710)	(2)
Total	$1,629,672	1,567,153	4%
Operating Revenue:
Fleet Management Solutions	$962,324	899,187	7%
Dedicated Transportation Solutions	190,273	165,830	15%
Supply Chain Solutions	322,416	295,441	9
Eliminations	(69,000)	(60,172)	15
Total	$1,406,013	1,300,286	8%
EBT:
Fleet Management Solutions	$82,921	89,718	(8)%
Dedicated Transportation Solutions	14,268	8,970	59
Supply Chain Solutions	19,796	15,689	26
Eliminations	(11,744)	(11,534)	2
	105,241	102,843	2
Unallocated Central Support Services	(9,665)	(11,942)	(19)
Non-operating pension costs	(6,868)	(4,883)	41
Professional fees	—	(1,841)	NM
Earnings from continuing operations before income taxes	$88,708	84,177	5%

As part of management’s evaluation of segment operating performance, we define the primary measurement of our segment financial performance as “Earnings Before Taxes” (EBT) from continuing operations, which includes an allocation of Central Support Services (CSS), and excludes non-operating pension costs, restructuring and other charges, net and other items discussed in Note 12, "Other Items Impacting Comparability," in the Notes to Consolidated Condensed Financial Statements. CSS represents those costs incurred to support all segments, including human resources, finance, corporate services and public affairs, information technology, health and safety, legal, marketing and corporate communications.

The objective of the EBT measurement is to provide clarity on the profitability of each segment and, ultimately, to hold leadership of each segment accountable for their allocated share of CSS costs. Segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented. Certain costs are not attributable to any segment and remain unallocated in CSS, including costs for investor relations, public affairs and certain executive compensation.

Inter-segment revenue and EBT are accounted for at rates similar to those executed with third parties. EBT related to inter-segment equipment and services billed to customers (equipment contribution) are included in FMS, DTS and SCS and then eliminated (presented as “Eliminations” in the table above). Prior year amounts have been revised to conform to the current period presentation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table sets forth equipment contribution included in EBT for our DTS and SCS segments:

	Three months ended March 31,		Change
	2016	2015	2016/2015
	(Dollars in thousands)
Equipment Contribution:
Dedicated Transportation Solutions	$7,718	7,804	(1)%
Supply Chain Solutions	4,026	3,730	8
Total	$11,744	11,534	2%

Items excluded from our segment EBT measure and their classification within our Consolidated Condensed Statements of Earnings follow:

		Three months ended March 31,
Description	Classification	2016	2015
		(In thousands)
Non-operating pension costs	SG&A	$(6,868)	(4,883)
Professional fees (1)	SG&A	—	(1,841)
		$(6,868)	(6,724)
———————————

(1)	See Note 12, "Other Items Impacting Comparability," for additional information.

Fleet Management Solutions

	Three months ended March 31,		Change
	2016	2015	2016/2015
	(Dollars in thousands)
Full service lease	$622,863	577,113	8%
Contract maintenance	50,126	45,951	9
Contractual revenue	672,989	623,064	8
Commercial rental	204,837	205,093	—
Contract-related maintenance	64,261	53,146	21
Other	20,237	17,884	13
Operating revenue (1)	962,324	899,187	7
Fuel services revenue (2)	135,604	187,963	(28)
Total revenue	$1,097,928	1,087,150	1%

Segment EBT	$82,921	89,718	(8)%
Segment EBT as a % of total revenue	7.6%	8.3%	(70) bps
Segment EBT as a % of operating revenue (1)	8.6%	10.0%	(140) bps
————————————

(1)
We use operating revenue, which excludes fuel services revenue, and segment EBT as a percent of operating revenue, non-GAAP financial measures, to evaluate the operating performance of our FMS segment and as a measure of sales activity. FMS fuel services revenue is an ancillary service that we provide our customers and is impacted by fluctuations in market fuel prices. Therefore, this item is excluded from operating revenue as the costs are largely a pass-through to our customers, resulting in minimal changes in our profitability during periods of steady market fuel prices. However, profitability may be positively or negatively impacted by rapid changes in market fuel prices during a short period of time as customer pricing for fuel services is established based on trailing market fuel costs.

(2)	Includes intercompany fuel sales from FMS to DTS and SCS.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table summarizes the components of the change in revenue on a percentage basis versus the prior year:

	Three months ended March 31, 2016
	Total	Operating
Organic including price and volume	7%	8%
Fuel	(5)	—
Foreign exchange	(1)	(1)
Net increase	1%	7%

Total revenue increased 1% in the first quarter of 2016 due to higher operating revenue, largely offset by a decline in fuel services revenue and negative impacts from foreign exchange. Fuel services revenue declined 28% in the three months ended March 31, 2016 due to lower fuel prices passed through to customers. Operating revenue (revenue excluding fuel) increased 7% in the first quarter of 2016 as a result of organic growth, primarily in the full service lease product line. Foreign exchange negatively impacted both total and operating revenue growth in the first quarter of 2016 by 100 basis points.

Full service lease revenue increased 8% in the first quarter of 2016 reflecting a 5% larger average fleet size and higher prices on replacement vehicles. Foreign exchange negatively impacted full service lease revenue growth by 100 basis points. We expect favorable full service lease revenue comparisons to continue through the end of the year based on strong sales activity. Contract-related maintenance revenue increased 21% reflecting favorable impacts from growth in the full service lease fleet and higher volumes. Contract maintenance revenue increased 9% reflecting a 13% larger average fleet size. Commercial rental revenue was unchanged in the first quarter of 2016. We expect unfavorable commercial rental revenue comparisons through the end of the year based on a projected weaker demand environment.

The following table provides commercial rental statistics on our global fleet:

	Three months ended March 31,		Change
	2016	2015	2016/2015
	(Dollars in thousands)
Rental revenue from non-lease customers (1)	$120,702	116,151	4%
Rental revenue from lease customers (2)	$84,135	88,942	(5)%
Average commercial rental power fleet size — in service (3), (4)	32,900	31,400	5%
Commercial rental utilization — power fleet (3)	70.4%	73.4%	(300) bps
————————————

(1)	Includes extra vehicles rented to lease customers.

(2)	Represents revenue from rental vehicles provided to our existing full service lease customers, generally in place of a lease vehicle.

(3)	Number of units rounded to nearest hundred and calculated using quarterly average unit counts.

(4)	Excluding trailers.

FMS EBT decreased 8% in the first quarter of 2016 to $82.9 million reflecting lower used vehicle results, increased insurance costs, lower fuel margin and lower commercial rental results, partially offset by higher full service lease results. Used vehicle results decreased due to higher write-downs and lower tractor pricing, partially offset by higher pricing on trucks compared to the prior year. Full service lease results benefited from growth in the average lease fleet size. Commercial rental results were lower due to a 300 basis point decline in the commercial rental fleet utilization. Full service lease and commercial rental results benefited from approximately $9 million of lower depreciation in the first quarter of 2016 due to residual value changes implemented January 1, 2016, partially offset by increased insurance costs due to unfavorable self-insurance developments from prior years. Fuel margins in the prior year benefited from the timing of fuel purchases in a period of rapidly declining fuel prices.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Our global fleet of revenue earning equipment and contract maintenance vehicles is summarized as follows (number of units rounded to the nearest hundred):

				Change
	March 31, 2016	December 31, 2015	March 31, 2015	Mar. 2016/Dec. 2015	Mar. 2016/Mar. 2015
End of period vehicle count
By type:
Trucks (1)	72,900	72,800	70,400	—%	4%
Tractors (2)	69,000	68,700	63,700	—	8
Trailers (3) (4)	42,200	42,400	41,900	—	1
Other	1,300	1,300	1,500	—	(13)
Total	185,400	185,200	177,500	—%	4%

By ownership:
Owned	183,900	184,700	173,100	—%	6%
Leased	1,500	500	4,400	200	(66)
Total	185,400	185,200	177,500	—%	4%

By product line: (4)
Full service lease	133,300	131,800	127,500	1%	5%
Commercial rental	40,100	42,100	41,100	(5)	(2)
Service vehicles and other	3,400	3,300	3,100	3	10
Active units	176,800	177,200	171,700	—	3
Held for sale	8,600	8,000	5,800	8	48
Total	185,400	185,200	177,500	—%	4%

Customer vehicles under contract maintenance	49,500	46,700	43,400	6%	14%

Total vehicles under service	234,900	231,900	220,900	1%	6%

Quarterly average vehicle count
By product line:
Full service lease	132,600	131,100	126,500	1%	5%
Commercial rental	41,000	43,200	40,100	(5)	2
Service vehicles and other	3,400	3,300	3,200	3	6
Active units	177,000	177,600	169,800	—	4
Held for sale	8,500	6,900	5,500	23	55
Total	185,500	184,500	175,300	1%	6%

Customer vehicles under contract maintenance	48,200	45,500	42,800	6%	13%

Customer vehicles under on-demand maintenance (5)	7,100	7,200	6,500	(1)%	9%

Total vehicles under service	240,800	237,200	224,600	2%	7%

———————————

(1)	Generally comprised of Class 1 through Class 7 type vehicles with a Gross Vehicle Weight (GVW) up to 33,000 pounds.

(2)	Generally comprised of over the road on highway tractors and are primarily comprised of Class 8 type vehicles with a GVW of over 33,000 pounds.

(3)	Generally comprised of dry, flatbed and refrigerated type trailers.

(4)
Includes 5,700 UK trailers (3,700 full service lease and 2,000 commercial rental), 6,100 UK trailers (3,900 full service lease and 2,200 commercial rental) and 6,500 UK trailers (4,400 full service lease and 2,100 commercial rental) as of March 31, 2016, December 31, 2015, and March 31, 2015, respectively.

(5)
Comprised of the number of unique vehicles serviced under on-demand maintenance agreements for the quarterly periods. This does not represent averages for the periods. Vehicles included in the count may have been serviced more than one time during the respective period.

Note: Quarterly amounts were computed using a 6-point average based on monthly information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table provides a breakdown of our non-revenue earning equipment included in our global fleet count (number of units rounded to nearest hundred):

				Change
	March 31, 2016	December 31, 2015	March 31, 2015	Mar. 2016/Dec. 2015	Mar. 2016/Mar. 2015
Not yet earning revenue (NYE)	2,400	2,800	3,400	(14)%	(29)%
No longer earning revenue (NLE):
Units held for sale	8,600	8,000	5,800	8	48
Other NLE units	4,800	3,300	4,000	45	20
Total	15,800	14,100	13,200	12%	20%

NYE units represent new vehicles on hand that are being prepared for deployment to a lease customer or into the rental fleet. Preparations include activities such as adding lift gates, paint, decals, cargo area and refrigeration equipment. NYE units decreased compared to March 31, 2015, reflecting planned lower investments in the commercial rental fleet. NLE units represent vehicles held for sale and vehicles for which no revenue has been earned in the previous 30 days. Accordingly, these vehicles may be temporarily out of service, being prepared for sale or awaiting redeployment. NLE units increased compared to December 31, 2015 due to lower commercial rental utilization. NLE units increased compared to March 31, 2015, reflecting higher used vehicle inventories as initiatives to downsize the rental fleet increased the number of vehicles held for sale. We expect NLE levels to decline through the end of the year as a result of lower expected used vehicle inventories.

Dedicated Transportation Solutions

	Three months ended March 31,		Change
	2016	2015	2016/2015

Operating revenue (1)	$190,273	165,830	15%
Subcontracted transportation	31,229	14,621	114%
Fuel (2)	23,340	32,208	(28)%
Total revenue	$244,842	212,659	15%

Segment EBT	$14,268	8,970	59%
Segment EBT as a % of total revenue	5.8%	4.2%	160 bps
Segment EBT as a % of operating revenue (1)	7.5%	5.4%	210 bps
Memo:
Average fleet	8,000	7,500	7%
————————————

(1)
We use operating revenue and segment EBT as a percent of operating revenue, non-GAAP financial measures, to evaluate the operating performance of our DTS segment and as a measure of sales activity. Fuel and subcontracted transportation are excluded from the calculation of DTS operating revenue. DTS fuel is an ancillary service we provide our customers and is impacted by fluctuations in market fuel prices.  Therefore, this item is excluded from operating revenue as the costs are largely a pass-through to our customers, resulting in minimal changes in our profitability during periods of steady market fuel prices. However, profitability may be positively or negatively impacted by rapid changes in market fuel prices during a short period of time as customer pricing for fuel services is established based on trailing market fuel costs. We also exclude subcontracted transportation from the calculation of DTS operating revenue as this service is also typically a pass-through to our customers and therefore fluctuations result in minimal changes to our profitability.

(2)	Includes intercompany fuel sales from FMS to DTS.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table summarizes the components of the change in revenue on a percentage basis versus the prior year:

	Three months ended March 31, 2016
	Total	Operating
Organic including price and volume	11%	15%
Subcontracted transportation	8	—
Fuel	(4)	—
Net increase	15%	15%

In the first quarter of 2016, total revenue increased 15% to $244.8 million, reflecting increased revenue from organic growth and subcontracted transportation, partially offset by lower fuel prices passed through to our customers. Operating revenue (revenue excluding subcontracted transportation and fuel) increased 15% due to new business, increased volumes and higher pricing. We expect operating revenue comparisons to remain favorable through the end of the year, however at a lower growth rate. DTS EBT increased 59% in the first quarter of 2016 due to the benefits of higher operating revenue and to a lesser extent lower insurance costs.

Supply Chain Solutions

	Three months ended March 31,		Change
	2016	2015	2016/2015
	(Dollars in thousands)

Automotive	$129,124	109,166	18%
Technology and healthcare	57,438	59,321	(3)
CPG and Retail	108,602	102,695	6
Industrial and other	27,252	24,259	12
Operating revenue (1)	322,416	295,441	9
Subcontracted transportation	51,979	58,155	(11)
Fuel (2)	14,320	17,458	(18)%
Total revenue	$388,715	371,054	5%

Segment EBT	$19,796	15,689	26%
Segment EBT as a % of total revenue	5.1%	4.2%	90 bps
Segment EBT as a % of operating revenue (1)	6.1%	5.3%	80 bps
Memo:
Average fleet	6,900	6,100	13%
————————————

(1)
We use operating revenue and segment EBT as a percent of operating revenue, non-GAAP financial measures, to evaluate the operating performance of our SCS segment and as a measure of sales activity. In addition to excluding subcontracted transportation from the calculation of SCS operating revenue, we will also exclude SCS fuel.  SCS fuel is an ancillary service we provide our customers and is impacted by fluctuations in market fuel prices.  Therefore, this item is excluded from operating revenue as the costs are largely a pass-through to our customers, resulting in minimal changes in our profitability during periods of steady market fuel prices. However, profitability may be positively or negatively impacted by rapid changes in market fuel prices during a short period of time as customer pricing for fuel services is established based on trailing market fuel costs. We also exclude subcontracted transportation from the calculation of SCS operating revenue as this service is also typically a pass-through to our customers and therefore fluctuations result in minimal changes to our profitability.

(2)	Includes intercompany fuel sales from FMS to SCS.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table summarizes the components of the change in revenue on a percentage basis versus the prior year:

	Three months ended March 31, 2016
	Total	Operating
Organic including price and volume	9%	11%
Subcontracted transportation	(1)	—
Fuel	(1)	—
Foreign exchange	(2)	(2)
Net increase	5%	9%

Total revenue increased 5% to $389 million in the first quarter of 2016, as operating revenue was partially offset by lower subcontracted transportation and reduced fuel costs passed through to customers. Operating revenue (revenue excluding subcontracted transportation and fuel) increased 9% to $322 million in the first quarter of 2016. Operating revenue growth was due to new business, increased volumes and higher pricing, partially offset by a negative impact from foreign exchange. We expect operating revenue comparisons to remain favorable through the end of the year, however at a lower growth rate. SCS EBT increased 26% in the first quarter of 2016 to $20 million due to higher pricing, increased volumes and new business.

Central Support Services

	Three months ended March 31,		Change
	2016	2015	2016/2015
	(Dollars in thousands)
Human resources	$4,524	5,342	(15)%
Finance	14,774	14,536	2
Corporate services and public affairs	2,455	2,554	(4)
Information technology	19,908	20,662	(4)
Legal and safety	6,258	6,597	(5)
Marketing	3,710	3,780	(2)
Other	6,726	8,747	(23)
Total CSS	58,355	62,218	(6)
Allocation of CSS to business segments	(48,690)	(50,276)	(3)
Unallocated CSS	$9,665	11,942	(19)%

Total CSS costs decreased 6% in the first quarter of 2016 to $58.4 million and unallocated CSS decreased 19% in the first quarter of 2016 to $9.7 million primarily due to lower compensation-related expenses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

FINANCIAL RESOURCES AND LIQUIDITY

Cash Flows

The following is a summary of our cash flows from continuing operations:

	Three months ended March 31,
	2016	2015
	(In thousands)
Net cash provided by (used in):
Operating activities	$365,009	283,845
Financing activities	63,505	178,870
Investing activities	(429,044)	(440,817)
Effect of exchange rates on cash	(3,508)	756
Net change in cash and cash equivalents	$(4,038)	22,654

Cash provided by operating activities increased to $365.0 million in the three months ended March 31, 2016 compared with $283.8 million in 2015, reflecting higher earnings, excluding depreciation, as well as working capital improvements, partially offset by higher pension contributions. Cash provided by financing activities was $63.5 million in the three months ended March 31, 2016 compared with $178.9 million in 2015 due to lower borrowing needs. Cash used in investing activities decreased to $429.0 million in the three months ended March 31, 2016 compared with $440.8 million in 2015 primarily due to higher proceeds from revenue earning equipment sales, partially offset by higher payments for capital expenditures.

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

The following table shows the sources of our free cash flow computation:

	Three months ended March 31,
	2016	2015
	(In thousands)
Net cash provided by operating activities from continuing operations	$365,009	283,845
Sales of revenue earning equipment	119,188	96,821
Sales of operating property and equipment	1,410	273
Collections on direct finance leases and other items	25,610	16,243
Total cash generated	511,217	397,182
Purchases of property and revenue earning equipment	(575,031)	(553,242)
Free cash flow	$(63,814)	(156,060)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table provides a summary of capital expenditures:

	Three months ended March 31,
	2016	2015
	(In thousands)
Revenue earning equipment:
Full service lease	$441,041	436,050
Commercial rental	33,315	190,420
	474,356	626,470
Operating property and equipment	23,189	26,744
Total capital expenditures	497,545	653,214
Changes in accounts payable related to purchases of revenue earning equipment	77,486	(99,972)
Cash paid for purchases of property and revenue earning equipment	$575,031	553,242

Capital expenditures decreased 24% to $497.5 million in the three months ended March 31, 2016 reflecting planned lower investments in our commercial rental fleet. We expect full-year 2016 capital expenditures to be approximately $2.0 billion. We expect to fund 2016 capital expenditures primarily with internally generated funds and additional debt financing.

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

Our debt ratings and rating outlooks at March 31, 2016 were as follows:

	Short-term			Long-term
	Rating	Outlook	Rating	Outlook
Moody’s Investors Service	P2	Stable	Baa1	Stable (affirmed February 2016)
Standard & Poor’s Ratings Services	A2	Stable	BBB	Positive (affirmed March 2016)
Fitch Ratings	F2	Stable	A-	Stable (affirmed February 2016)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Cash and equivalents totaled $56.8 million as of March 31, 2016. As of March 31, 2016, approximately $29.4 million was held outside the U.S. and is available to fund operations and other growth of non-U.S. subsidiaries. If we decide to repatriate cash and equivalents held outside the U.S., we may be subject to additional U.S. income taxes and foreign withholding taxes. However, our intent is to permanently reinvest these foreign amounts outside the U.S. and our current plans do not demonstrate a need to repatriate these foreign amounts to fund our U.S. operations.

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

At March 31, 2016, we had the following amounts available to fund operations under the following facilities:

(In millions)
Global revolving credit facility	$489
Trade receivables program	$175

We maintain a global revolving credit facility used to finance working capital. The availability under our global revolving credit facility is $1.2 billion and the facility matures in January 2020. The credit facility is used primarily to finance working capital. In order to maintain availability of funding, we must maintain a ratio of debt to consolidated net worth of less than or equal to 300%. Net worth, as defined in the credit facility, represents shareholders' equity excluding any accumulated other comprehensive income or loss associated with our pension and other postretirement plans. The ratio at March 31, 2016 was 214%.
We also have a $175 million trade receivables purchase and sale program, pursuant to which we ultimately sell certain ownership interests in certain of our domestic trade accounts receivable to committed purchasers. We use this program to provide additional liquidity to fund our operations, particularly when it is cost effective to do so. The program contains provisions restricting its availability in the event of a material adverse change to our business operations or the collectibility of the collateralized receivables. If no event occurs that causes early termination, the 364-day program will expire October 21, 2016.
In February 2016, Ryder filed an automatic shelf registration statement on Form S-3 with the SEC. The registration is for an indeterminate number of securities and is effective for three years. Under this universal shelf registration statement, we have the capacity to offer and sell from time to time various types of securities, including common stock, preferred stock and debt securities, subject to market demand and ratings status.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table shows the movements in our debt balance:

	Three months ended March 31,
	2016	2015
	(In thousands)
Debt balance at January 1	$5,502,627	4,717,524
Cash-related changes in debt:
Net change in commercial paper borrowings	98,580	204,750
Proceeds from issuance of medium-term notes	298,254	399,736
Proceeds from issuance of other debt instruments	—	55,375
Retirement of medium term notes	(300,000)	(350,000)
Other debt repaid	(12,400)	(113,536)
Debt issuance costs paid	(622)	(1,645)
	83,812	194,680
Non-cash changes in debt:
Fair value adjustment on notes subject to hedging	12,853	5,055
Addition of capital lease obligations	240	—
Changes in foreign currency exchange rates and other non-cash items	(92)	(15,909)
Total changes in debt	96,813	183,826
Debt balance at March 31	$5,599,440	4,901,350

In accordance with our funding philosophy, we attempt to match the aggregate average remaining re-pricing life of our debt with the aggregate average remaining re-pricing life of our assets. We utilize both fixed-rate and variable-rate debt to achieve this match and generally target a mix of 20% - 40% variable-rate debt as a percentage of total debt outstanding. The variable-rate portion of our total debt (including notional value of swap agreements) was 31% and 30% at March 31, 2016 and December 31, 2015, respectively.
Refer to Note 5, “Debt,” in the Notes to Consolidated Condensed Financial Statements for further discussion around the global revolving credit facility, the trade receivables program, the issuance of medium-term notes under this shelf registration statement, asset-backed financing obligations and debt maturities.
Ryder’s debt to equity ratios were 274% and 277% as of March 31, 2016 and December 31, 2015, respectively.
The debt to equity ratio represents total debt divided by total equity. Additional obligations, including the present value of minimum lease payments under operating leases for vehicles, were not significant as of March 31, 2016 or December 31, 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Pension Information

The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. We review pension assumptions regularly and we may from time to time make voluntary contributions to our pension plans, which exceed the amounts required by statute. In 2016, we expect total contributions to our pension plans to be approximately $80 million. During the three months ended March 31, 2016, we contributed $20.2 million to our pension plans. Changes in interest rates and the market value of the securities held by the plans during 2016 could materially change, positively or negatively, the funded status of the plans and affect the level of pension expense and contributions in 2016 and beyond. See Note 11, “Employee Benefit Plans,” in the Notes to Consolidated Condensed Financial Statements for additional information.

Share Repurchases and Cash Dividends

Beginning in 2015, due to the increase in leverage, we temporarily paused anti-dilutive share repurchase activity. We expect to resume our two million share anti-dilutive share repurchase program in the second quarter of 2016. See Note 7, “Share Repurchase Programs,” in the Notes to Consolidated Condensed Financial Statements for a discussion of share repurchases.

In February 2016, our Board of Directors declared a quarterly cash dividend of $0.41 per share of common stock.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2. “Recent Accounting Pronouncements," in the Notes to Consolidated Condensed Financial Statements for a discussion of recent accounting pronouncements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

NON-GAAP FINANCIAL MEASURES

This Quarterly Report on Form 10-Q includes information extracted from consolidated condensed financial information but not required by generally accepted accounting principles (GAAP) to be presented in the financial statements. Certain elements of this information are considered “non-GAAP financial measures” as defined by SEC rules. Specifically, we refer to comparable earnings from continuing operations before taxes, comparable earnings from continuing operations, comparable earnings per diluted common share, operating revenue, FMS operating revenue, FMS EBT as a % of operating revenue, DTS operating revenue, DTS EBT as a % of operating revenue, SCS operating revenue, SCS EBT as a % of operating revenue, total cash generated and free cash flow. We provide a reconciliation of each of these non-GAAP financial measures to the most comparable GAAP measure and an explanation why management believes that presentation of the non-GAAP financial measure provides useful information to investors within the management's discussion and analysis and in the table below. Non-GAAP financial measures should be considered in addition to, but not as a substitute for or superior to, other measures of financial performance prepared in accordance with GAAP. Also, our Non-GAAP financial measures may not be comparable to financial measures used by others companies.

The following table provides a reconciliation of GAAP earnings before taxes (EBT), earnings, and earnings per diluted shares (EPS) from continuing operations to comparable EBT, earnings and EPS from continuing operations, which was not provided within the MD&A discussion.

EBT, earnings and EPS from continuing operations in the three months ended March 31, 2016 and 2015 included certain items we do not consider indicative of our ongoing operations and have been excluded from our comparable EBT, earnings and EPS measures. The following table lists a summary of these items, which are discussed in more detail throughout our MD&A and within the Notes to Consolidated Condensed Financial Statements:

	EBT		Earnings		Diluted EPS
	2016	2015	2016	2015	2016	2015
Three months ended March 31,	(In thousands, except per share amounts)
EBT/Earnings/EPS	$88,708	84,177	$56,185	53,326	$1.05	1.00
Non-operating pension costs (1)	6,868	4,883	3,960	2,792	0.07	0.06
Professional fees (2)	—	1,841	—	1,161	—	0.02
Comparable	$95,576	90,901	$60,145	57,279	$1.12	1.08
__________________

(1)
Includes the amortization of net actuarial loss, interest cost and expected return on plan assets components of pension and postretirement costs, which are tied to financial market performance. We consider these costs to be outside the operational performance of the business.

(2)	See Note 12, "Other Items Impacting Comparability," for additional information.

The following table provides a reconciliation of total revenue to operating revenue, which was not provided within the MD&A discussion:

	Three months ended March 31,
	2016	2015
	(In thousands)
Total revenue	$1,629,672	1,567,153
Fuel	(140,451)	(194,091)
Subcontracted transportation	(83,208)	(72,776)
Operating revenue	$1,406,013	1,300,286

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

FORWARD-LOOKING STATEMENTS

Forward-looking statements (within the meaning of the Federal Private Securities Litigation Reform Act of 1995) are statements that relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends concerning matters that are not historical facts. These statements are often preceded by or include the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “could,” “should” or similar expressions. This Quarterly Report on Form 10-Q contains forward-looking statements including, but not limited to, statements regarding:

•	our expectations in our FMS business segment regarding anticipated full service lease and commercial rental revenue;

•	our expectations in our DTS and SCS business segment regarding anticipated operating revenue trends;

•	our expectations of the long-term residual values of revenue earning equipment;

•	the anticipated decline in NLE vehicles in inventory through the end of the year;

•	our expectations of operating cash flow and capital expenditures through the end of 2016;

•	the adequacy of our accounting estimates and reserves for pension expense, compensation expense and employee benefit plan obligations, depreciation and residual value guarantees and income taxes;

•	the adequacy of our fair value estimates of employee incentive awards under our share-based compensation plans, publicly traded debt and other debt;

•	our beliefs regarding the default risk of our direct financing lease receivables;

•	our ability to fund all of our operating, investing and financial needs for the foreseeable future through internally generated funds and outside funding sources;

•	the anticipated impact of fuel price fluctuations;

•	our expectations as to return on pension plan assets, future pension expense and estimated contributions;

•	our expectations regarding the scope, anticipated outcomes and the adequacy of our loss provisions with respect to certain claims, proceedings and lawsuits;

•	our ability to access commercial paper and other available debt financing in the capital markets;

•	our expectations regarding the future use and availability of funding sources;

•	the anticipated impact of recent accounting pronouncements; and

•	the expected resumption of our anti-dilutive share repurchase program.

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

•	Decreases in freight demand which would impact both our transactional and variable-based contractual business

•	Changes in our customers’ operations, financial condition or business environment that may limit their need for, or ability to purchase, our services

•	Further decreases in market demand affecting the commercial rental market and used vehicle sales as well as global economic conditions.

•	Volatility in customer volumes and shifting customer demand in the industries serviced by our SCS business

•	Changes in current financial, tax or regulatory requirements that could negatively impact the leasing market

•	Competition:

•	Advances in technology may require increased investments to remain competitive, and our customers may not be willing to accept higher prices to cover the cost of these investments

•	Competition from other service providers, some of which have greater capital resources or lower capital costs, or from our customers, who may choose to provide services themselves

•	Continued consolidation in the markets in which we operate which may create large competitors with greater financial resources

•	Our inability to maintain current pricing levels due to economic conditions, demand for services, customer acceptance or competition

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

•	Profitability:

•	Our inability to obtain adequate profit margins for our services

•	Lower than expected sales volumes or customer retention levels

•	Lower full service lease sales activity

•	Decreases in commercial rental fleet utilization

•	Lower than expected used vehicle sales pricing levels and fluctuations in the anticipated proportion of retail versus wholesale sales

•	Loss of key customers in our DTS and SCS business segments

•	Our inability to adapt our product offerings to meet changing consumer preferences on a cost-effective basis

•	The inability of our legacy information technology systems to provide timely access to data

•	Sudden changes in fuel prices and fuel shortages

•	Higher prices for vehicles, diesel engines and fuel as a result of exhaust emissions standards enacted over the last few years

•	Higher than expected maintenance costs and lower than expected benefits associated with our maintenance initiatives

•	Our inability to successfully implement our asset management initiatives, maintain our fleet at normalized levels and right-size our fleet in line with demand

•	Our key assumptions and pricing structure of our DTS and SCS contracts prove to be invalid

•	Increased unionizing, labor strikes and work stoppages

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to Ryder’s exposures to market risks since December 31, 2015. Please refer to the 2015 Annual Report on Form 10-K for a complete discussion of Ryder’s exposures to market risks.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the first quarter of 2016, we carried out an evaluation, under the supervision and with the participation of management, including Ryder’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the first quarter of 2016, Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective.

Changes in Internal Controls over Financial Reporting

During the three months ended March 31, 2016, there were no changes in Ryder’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect such internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases we made of our common stock during the three months ended March 31, 2016:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Anti-Dilutive Program (2)
January 1 through January 31, 2016	125	$47.79	—	2,000,000
February 1 through February 29, 2016	29,844	55.97	—	2,000,000
March 1 through March 31, 2016	583	63.46	—	2,000,000
Total	30,552	$56.08	—
 ————————————

(1)
During the three months ended March 31, 2016, we purchased an aggregate of 30,552 shares of our common stock in employee-related transactions. Employee-related transactions may include: (i) shares of common stock withheld as payment for the exercise price of options exercised or to satisfy the employees' tax withholding liability associated with our share-based compensation programs and (ii) open-market purchases by the trustee of Ryder’s deferred compensation plans relating to investments by employees in our stock, one of the investment options available under the plans.

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

ITEM 6. EXHIBITS

10.1 (e)	Agreement, dated April 14, 2016, between Ryder System, Inc. and Gregory F. Greene

12.1	Calculation of Ratio of Earnings to Fixed Charges

31.1	Certification of Robert E. Sanchez pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Art A. Garcia pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32	Certification of Robert E. Sanchez and Art A. Garcia pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYDER SYSTEM, INC.
(Registrant)

Date: April 26, 2016	By:	/s/ Art A. Garcia
Art A. Garcia
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: April 26, 2016	By:	/s/ Scott R. Allen
Scott R. Allen
Vice President and Controller
(Principal Accounting Officer)