Form 10-Q
period 2016-06-30
RYDER SYSTEM INC
filed 2016-07-27
CIK 85961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016
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

The number of shares of Ryder System, Inc. Common Stock ($0.50 par value per share) outstanding at June 30, 2016 was 53,478,452.

RYDER SYSTEM, INC.
FORM 10-Q QUARTERLY REPORT

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In thousands, except per share amounts)
Lease and rental revenues	$798,387	779,046	$1,566,141	1,508,070
Services revenue	785,791	737,170	1,544,918	1,430,874
Fuel services revenue	119,566	146,715	222,357	291,140
Total revenues	1,703,744	1,662,931	3,333,416	3,230,084

Cost of lease and rental	555,302	531,308	1,107,792	1,049,730
Cost of services	646,129	603,488	1,277,843	1,185,818
Cost of fuel services	115,478	142,176	214,379	278,465
Other operating expenses	27,796	29,582	57,947	61,955
Selling, general and administrative expenses	222,448	214,868	433,661	421,473
Gains on used vehicles, net	(12,000)	(29,985)	(31,129)	(57,193)
Interest expense	37,268	39,075	75,157	75,877
Miscellaneous income, net	(5,456)	(1,028)	(7,721)	(3,665)
	1,586,965	1,529,484	3,127,929	3,012,460
Earnings from continuing operations before income taxes	116,779	133,447	205,487	217,624
Provision for income taxes	42,737	47,530	75,260	78,381
Earnings from continuing operations	74,042	85,917	130,227	139,243
Loss from discontinued operations, net of tax	(292)	(758)	(683)	(1,295)
Net earnings	$73,750	85,159	$129,544	137,948

Earnings (loss) per common share — Basic
Continuing operations	$1.39	1.62	$2.45	2.63
Discontinued operations	(0.01)	(0.01)	(0.01)	(0.02)
Net earnings	$1.39	1.61	$2.43	2.61

Earnings (loss) per common share — Diluted
Continuing operations	$1.38	1.61	$2.43	2.61
Discontinued operations	(0.01)	(0.01)	(0.01)	(0.03)
Net earnings	$1.38	1.59	$2.42	2.59

Cash dividends declared per common share	$0.41	0.37	$0.82	0.74

See accompanying notes to consolidated condensed financial statements.

Note: EPS amounts may not be additive due to rounding

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In thousands)

Net earnings	$73,750	85,159	$129,544	137,948

Other comprehensive income (loss):

Currency translation adjustment and other	(32,264)	27,027	(18,578)	(30,345)

Amortization of pension and postretirement items	7,446	6,834	14,869	13,892
Income tax expense related to amortization of pension and postretirement items	(2,479)	(2,366)	(5,187)	(4,814)
Amortization of pension and postretirement items, net of tax	4,967	4,468	9,682	9,078

Change in net actuarial loss and prior service cost	(17,367)	(8,526)	(17,367)	(8,526)
Income tax benefit related to change in net actuarial loss and prior service cost	6,345	3,205	6,345	3,205
Change in net actuarial loss and prior service cost, net of taxes	(11,022)	(5,321)	(11,022)	(5,321)

Other comprehensive income (loss), net of taxes	(38,319)	26,174	(19,918)	(26,588)

Comprehensive income	$35,431	111,333	$109,626	111,360
See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)

	June 30, 2016	December 31, 2015
	(Dollars in thousands, except per share amount)
Assets:
Current assets:
Cash and cash equivalents	$65,964	60,945
Receivables, net of allowance of $16,138 and $15,560, respectively	850,504	835,489
Inventories	66,553	63,725
Prepaid expenses and other current assets	143,227	138,143
Total current assets	1,126,248	1,098,302
Revenue earning equipment, net	8,300,108	8,184,735
Operating property and equipment, net of accumulated depreciation of $1,105,458 and $1,083,604, respectively	741,022	714,970
Goodwill	388,278	389,135
Intangible assets, net of accumulated amortization of $48,691 and $45,736, respectively	51,618	55,192
Direct financing leases and other assets	528,853	510,246
Total assets	$11,136,127	10,952,580

Liabilities and shareholders’ equity:
Current liabilities:
Short-term debt and current portion of long-term debt	$1,047,208	634,530
Accounts payable	462,335	502,373
Accrued expenses and other current liabilities	508,517	543,352
Total current liabilities	2,018,060	1,680,255
Long-term debt	4,586,806	4,868,097
Other non-current liabilities	828,181	829,595
Deferred income taxes	1,655,982	1,587,522
Total liabilities	9,089,029	8,965,469

Shareholders’ equity:
Preferred stock, no par value per share — authorized, 3,800,917; none outstanding, June 30, 2016 or December 31, 2015	—	—
Common stock, $0.50 par value per share — authorized, 400,000,000; outstanding, June 30, 2016 — 53,478,452; December 31, 2015 — 53,490,603	26,739	26,745
Additional paid-in capital	1,016,173	1,006,021
Retained earnings	1,736,839	1,667,080
Accumulated other comprehensive loss	(732,653)	(712,735)
Total shareholders’ equity	2,047,098	1,987,111
Total liabilities and shareholders’ equity	$11,136,127	10,952,580
See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2016	2015
	(In thousands)
Cash flows from operating activities from continuing operations:
Net earnings	$129,544	137,948
Less: Loss from discontinued operations, net of tax	(683)	(1,295)
Earnings from continuing operations	130,227	139,243
Depreciation expense	581,043	541,076
Gains on used vehicles, net	(31,129)	(57,193)
Share-based compensation expense	10,001	11,169
Amortization expense and other non-cash charges, net	31,407	28,329
Deferred income tax expense	67,031	67,592
Changes in operating assets and liabilities:
Receivables	(39,071)	(33,535)
Inventories	(2,633)	1,006
Prepaid expenses and other assets	(18,734)	(25,555)
Accounts payable	68,584	(30,439)
Accrued expenses and other non-current liabilities	(34,054)	17,005
Net cash provided by operating activities from continuing operations	762,672	658,698

Cash flows from financing activities:
Net change in commercial paper borrowings and revolving credit facilities	162,105	34,750
Debt proceeds	298,254	930,090
Debt repaid	(328,416)	(486,103)
Dividends on common stock	(44,261)	(39,690)
Common stock issued	6,259	17,129
Common stock repurchased	(21,899)	(6,141)
Excess tax benefits from share-based compensation and other items	(1,710)	710
Debt issuance costs	(933)	(5,225)
Net cash provided by financing activities	69,399	445,520

Cash flows from investing activities:
Purchases of property and revenue earning equipment	(1,120,182)	(1,329,218)
Sales of revenue earning equipment	245,681	211,153
Sales of operating property and equipment	6,322	641
Collections on direct finance leases and other items	43,957	33,912
Changes in restricted cash	886	4,849
Net cash used in investing activities	(823,336)	(1,078,663)

Effect of exchange rate changes on cash	(3,415)	(1,198)
Increase in cash and cash equivalents from continuing operations	5,320	24,357

Decrease in cash and cash equivalents from discontinued operations	(301)	(1,096)

Increase in cash and cash equivalents	5,019	23,261
Cash and cash equivalents at January 1	60,945	50,092
Cash and cash equivalents at June 30	$65,964	73,353
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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

2. RECENT ACCOUNTING PRONOUNCEMENTS

Share-Based Payments

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-09, Stock Compensation, which is intended to simplify several aspects of the accounting for share-based payment award transactions. The guidance will be effective January 1, 2017. We are in the process of evaluating the impacts of the adoption of this standard.

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases. The standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The standard is effective January 1, 2019, with early adoption permitted. The standard is to be applied using a modified retrospective transition method. We are in the process of determining the effect on our consolidated financial position, results of operations and cash flows.

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which together with related, subsequently issued guidance, requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU is effective January 1, 2018, and will replace most existing revenue recognition guidance. The standard permits the use of either the modified retrospective or cumulative effect transition methods.

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

Presentation of Debt Issuance Costs

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires an entity to present debt issuance costs as a direct reduction from the carrying amount of the related debt liability on the balance sheet. We adopted this guidance on January 1, 2016 and reclassified $15 million from other assets to long-term debt in our December 31, 2015 balance sheet. Other than the change in presentation within the Consolidated Condensed Balance Sheets, this accounting guidance did not impact our consolidated financial position, results of operations or cash flows.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

3. REVENUE EARNING EQUIPMENT

	June 30, 2016			December 31, 2015
	Cost	Accumulated Depreciation	Net Book Value(1)	Cost	Accumulated Depreciation	Net Book Value(1)
	(In thousands)
Held for use:
Full service lease	$9,239,442	(2,838,897)	6,400,545	$8,839,941	(2,723,605)	6,116,336
Commercial rental	2,589,646	(874,713)	1,714,933	2,811,715	(907,412)	1,904,303
Held for sale	576,449	(391,819)	184,630	496,634	(332,538)	164,096
Total	$12,405,537	(4,105,429)	8,300,108	$12,148,290	(3,963,555)	8,184,735

————————————

(1)
Revenue earning equipment, net includes vehicles acquired under capital leases of $43.9 million, less accumulated depreciation of $21.1 million, at June 30, 2016, and $47.5 million, less accumulated depreciation of $22.2 million, at December 31, 2015.

We lease revenue earning equipment to customers for periods typically ranging from three to seven years for trucks and tractors and up to ten years for trailers. The majority of our leases are classified as operating leases. However, some of our revenue earning equipment leases are classified as direct financing leases and, to a lesser extent, sales-type leases. As of June 30, 2016 and December 31, 2015, the net investment in direct financing and sales-type leases was $431 million and $438 million, respectively. Our direct financing lease customers operate in a wide variety of industries, and we have no significant customer concentrations in any one industry. We assess credit risk for all of our customers including those who lease equipment under direct financing leases prior to signing a full service lease contract. For those customers who are designated as high risk, we typically require deposits to be paid in advance in order to mitigate our credit risk. Additionally, our receivables are collateralized by the vehicles which further mitigates our credit risk.

As of June 30, 2016 and December 31, 2015, the amount of direct financing lease receivables past due was not significant, and there were no impaired receivables. Accordingly, we do not believe there is a material risk of default with respect to the direct financing lease receivables.

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

The following table presents our assets held for sale that are measured at fair value on a nonrecurring basis and considered a Level 3 fair value measurement:

			Total Losses (2)
	June 30,		Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015	2016	2015
	(In thousands)
Assets held for sale:
Revenue earning equipment (1):
Trucks	$13,749	6,805	$2,570	1,515	$4,314	2,743
Tractors	51,795	7,389	9,206	1,081	14,088	1,908
Trailers	3,015	1,625	775	656	1,437	972

Total assets at fair value	$68,559	15,819	$12,551	3,252	$19,839	5,623
 ————————————

(1)	Assets held for sale in the above table only include the portion of revenue earning equipment held for sale where carrying value exceeded fair value.

(2)	Total losses represent fair value adjustments for all vehicles reclassified to held for sale throughout the period for which fair value was less than carrying value.

For the three and six months ended June 30, 2016 and 2015, the components of gains on used vehicles, net were as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In thousands)
Gains on vehicle sales, net	$(24,551)	(33,237)	$(50,968)	(62,816)
Losses from fair value adjustments	12,551	3,252	19,839	5,623
Gains on used vehicles, net	$(12,000)	(29,985)	$(31,129)	(57,193)

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

4. GOODWILL

The carrying amount of goodwill attributable to each reportable business segment was as follows:

	Fleet Management Solutions	Dedicated Transportation Solutions	Supply Chain Solutions	Total
	(In thousands)
Balance at January 1, 2016:
Goodwill	$231,358	40,808	146,190	418,356
Accumulated impairment losses	(10,322)	—	(18,899)	(29,221)
	221,036	40,808	127,291	389,135
Foreign currency translation adjustments	(1,246)	—	389	(857)
Balance at June 30, 2016:
Goodwill	230,112	40,808	146,579	417,499
Accumulated impairment losses	(10,322)	—	(18,899)	(29,221)
	$219,790	40,808	127,680	388,278

We assess goodwill for impairment on April 1st of each year or more often if deemed necessary. In the second quarter of 2016, we completed our annual goodwill impairment test. We performed quantitative assessments on two of our reporting units and determined there was no impairment. We performed qualitative assessments for three reporting units, which considered individual factors such as macroeconomic conditions, changes in our industry and the markets in which we operate as well as our historical and expected future financial performance. After performing the qualitative assessments, we concluded it was more likely than not that fair value is greater than the carrying value and determined there was no impairment.

5. ACCRUED EXPENSES AND OTHER LIABILITIES

	June 30, 2016			December 31, 2015
	Accrued Expenses	Non-Current Liabilities	Total	Accrued Expenses	Non-Current Liabilities	Total
	(In thousands)
Salaries and wages	$87,558	—	87,558	$99,032	—	99,032
Deferred compensation	2,725	42,378	45,103	2,252	41,691	43,943
Pension benefits	3,822	482,187	486,009	3,790	484,892	488,682
Other postretirement benefits	1,637	19,677	21,314	1,624	20,002	21,626
Other employee benefits	18,404	4,290	22,694	8,956	9,706	18,662
Insurance obligations (1)	139,959	218,058	358,017	157,014	213,256	370,270
Environmental liabilities	3,997	6,333	10,330	3,791	6,554	10,345
Operating taxes	97,187	—	97,187	101,649	—	101,649
Income taxes	448	24,110	24,558	3,378	22,366	25,744
Interest	31,369	—	31,369	31,218	—	31,218
Customer deposits	63,272	4,791	68,063	61,869	5,085	66,954
Deferred revenue	16,738	—	16,738	13,038	—	13,038
Restructuring liabilities (2)	3,489	—	3,489	12,333	—	12,333
Other	37,912	26,357	64,269	43,408	26,043	69,451
Total	$508,517	828,181	1,336,698	$543,352	829,595	1,372,947
 ————————————

(1)	Insurance obligations primarily represent claims for which we are self-insured.

(2)
The reduction in restructuring liabilities from December 31, 2015 principally represents cash payments for employee termination costs. The majority of the balance remaining in restructuring liabilities is expected to be paid by the end of 2016.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

6. DEBT

	Weighted-Average Interest Rate
	June 30, 2016	December 31, 2015	Maturities	June 30, 2016	December 31, 2015
				(In thousands)
Short-term debt and current portion of long-term debt:
Short-term debt	0.94%	2.26%		$122,354	35,947
Current portion of long-term debt				924,854	598,583
Total short-term debt and current portion of long-term debt				1,047,208	634,530
Long-term debt:
U.S. commercial paper (1)	0.71%	0.55%	2020	599,605	547,130
Global revolving credit facility	2.01%	2.31%	2020	53,037	25,291
Unsecured U.S. notes — Medium-term notes (1)	2.88%	2.84%	2016-2025	4,113,137	4,112,519
Unsecured U.S. obligations	1.86%	1.73%	2018	50,000	50,000
Unsecured foreign obligations	1.93%	1.92%	2016-2020	254,448	275,661
Asset-backed U.S. obligations (2)	1.78%	1.81%	2016-2022	407,217	434,001
Capital lease obligations	3.22%	3.31%	2016-2022	28,031	32,054
Total before fair market value adjustment				5,505,475	5,476,656
Fair market value adjustment on notes subject to hedging (3)				20,989	5,253
Debt issuance costs (4)				(14,804)	(15,229)
				5,511,660	5,466,680
Current portion of long-term debt				(924,854)	(598,583)
Long-term debt				4,586,806	4,868,097
Total debt				$5,634,014	5,502,627
 ————————————

(1)	Amounts are net of aggregate unamortized original issue discounts of $7.2 million and $7.7 million at June 30, 2016 and December 31, 2015, respectively.

(2)	Asset-backed U.S. obligations are related to financing transactions involving revenue earning equipment.

(3)	The notional amount of executed interest rate swaps designated as fair value hedges was $825 million at June 30, 2016 and December 31, 2015.

(4)	See Note 2, "Recent Accounting Pronouncements," for further discussion of the presentation of debt issuance costs.

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

The credit facility is used primarily to finance working capital but can also be used to issue up to $75 million in letters of credit (there were no letters of credit outstanding against the facility at June 30, 2016). At our option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. The credit facility contains no provisions limiting its availability in the event of a material adverse change to Ryder’s business operations; however, the credit facility does contain standard representations and warranties, events of default, cross-default provisions and certain affirmative and negative covenants.

In order to maintain availability of funding, we must maintain a ratio of debt to consolidated net worth of less than or equal to 300%. Net worth, as defined in the credit facility, represents shareholders' equity excluding any accumulated other comprehensive income or loss associated with our pension and other postretirement plans. The ratio at June 30, 2016 was 214%. At June 30, 2016, there was $424.7 million available under the credit facility.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

Our global revolving credit facility enables us to refinance short-term obligations on a long-term basis. Short-term commercial paper obligations not expected to require the use of working capital are classified as long-term as we have both the intent and ability to refinance on a long-term basis. In addition, we have the intent and ability to refinance the current portion of certain long-term debt on a long-term basis. At June 30, 2016, we classified $599.6 million of short-term commercial paper and $351.9 million of current debt obligations as long-term. At December 31, 2015, we classified $547.1 million of short-term commercial paper and $300.0 million of current debt obligations as long-term.

In February 2016, we issued $300 million of unsecured medium-term notes maturing in November 2021. The proceeds from these notes were used to pay off maturing debt and for general corporate purposes. If these notes are downgraded below investment grade following, and as a result of, a change in control, the note holders can require us to repurchase all or a portion of the notes at a purchase price equal to 101% of principal plus accrued and unpaid interest.

We have a trade receivables purchase and sale program, pursuant to which we sell certain of our domestic trade accounts receivable to a bankruptcy remote, consolidated subsidiary of Ryder, that in turn sells, on a revolving basis, an ownership interest in certain of these accounts receivable to committed purchasers. The subsidiary is considered a VIE and is consolidated based on our control of the entity’s activities. We use this program to provide additional liquidity to fund our operations, particularly when it is cost effective to do so. The costs under the program may vary based on changes in interest rates. The available proceeds that may be received under the program are limited to $175 million. If no event occurs which causes early termination, the 364-day program will expire on October 21, 2016. The program contains provisions restricting its availability in the event of a material adverse change to our business operations or the collectibility of the collateralized receivables. Sales of receivables under this program are accounted for as secured borrowings based on our continuing involvement in the transferred assets. No amounts were outstanding under the program at June 30, 2016 or December 31, 2015.

At June 30, 2016 and December 31, 2015, we had letters of credit and surety bonds outstanding totaling $339.1 million and $345.7 million, respectively, which primarily guarantee the payment of insurance claims.

The fair value of total debt (excluding capital lease and asset-backed U.S. obligations) at June 30, 2016 and December 31, 2015 was approximately $5.31 billion and $5.06 billion, respectively. For publicly-traded debt, estimates of fair value were based on market prices. For other debt, fair value was estimated based on a model-driven approach using rates currently available to us for debt with similar terms and remaining maturities. The fair value measurements of our publicly-traded debt and other debt were classified within Level 2 of the fair value hierarchy. The carrying amounts reported in the Consolidated Condensed Balance Sheets for “Cash and cash equivalents,” “Receivables, net” and “Accounts payable” approximate fair value because of the immediate or short-term maturities of these financial instruments.

7. DERIVATIVES

From time to time, we enter into interest rate derivatives to manage our fixed and variable interest rate exposure and to better match the repricing of debt instruments to that of our portfolio of assets. We assess the risk that changes in interest rates will have either on the fair value of debt obligations or on the amount of future interest payments by monitoring changes in interest rate exposures and by evaluating hedging opportunities. We regularly monitor interest rate risk attributable to both our outstanding or forecasted debt obligations as well as any offsetting hedge positions. This risk management process involves the use of analytical techniques, including cash flow sensitivity analyses, to estimate the expected impact of changes in interest rates on our future cash flows.

As of June 30, 2016, we had interest rate swaps outstanding which are designated as fair value hedges for certain debt obligations, with a total notional value of $825 million and maturities through 2020. Interest rate swaps are measured at fair value on a recurring basis using Level 2 fair value inputs. The fair value of these interest rate swaps was approximately $21.0 million as of June 30, 2016, and was presented in "Direct financing leases and other assets" in our Consolidated Condensed Balance Sheets. Changes in the fair value of our interest rate swaps were offset by changes in the fair value of the hedged debt instruments. Accordingly, there was no ineffectiveness related to the interest rate swaps.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

8. SHARE REPURCHASE PROGRAMS

In December 2015, our Board of Directors authorized a share repurchase program intended to mitigate the dilutive impact of shares issued under our employee stock plans (the December 2015 program).  Under the December 2015 program, management is authorized to repurchase (i) up to 1.5 million shares of common stock, the sum of which will not exceed the number of shares issued to employees under the Company’s employee stock plans from December 1, 2015 to December 9, 2017,  plus (ii) 0.5 million shares issued to employees that were not repurchased under the Company’s previous share repurchase program.  The December 2015 program limits aggregate share repurchases to no more than 2 million shares of Ryder common stock.  Share repurchases of common stock are made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. Management may establish prearranged written plans for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the December 2015 program, which allow for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan.

During the six months ended June 30, 2016 and June 30, 2015, we repurchased 321,718 shares for $21.9 million and 69,107 shares for $6.1 million, respectively.

9. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following summary sets forth the components of accumulated other comprehensive loss, net of tax:

	Currency Translation Adjustments and Other	Net Actuarial Loss (1)	Prior Service (Cost)/ Credit (1)	Accumulated Other Comprehensive Loss
	(In thousands)
December 31, 2015	$(136,020)	(576,993)	278	(712,735)
Amortization	—	9,754	(72)	9,682
Other current period change	(18,578)	(5,597)	(5,425)	(29,600)
June 30, 2016	$(154,598)	(572,836)	(5,219)	(732,653)

	Currency Translation Adjustments and Other	Net Actuarial Loss (1)	Prior Service Credit (1)	Accumulated Other Comprehensive Loss
	(In thousands)
December 31, 2014	$(36,087)	(585,941)	1,758	(620,270)
Amortization	—	9,790	(712)	9,078
Other current period change	(30,345)	(5,321)	—	(35,666)
June 30, 2015	$(66,432)	(581,472)	1,046	(646,858)

_______________________

(1)	These amounts are included in the computation of net periodic benefit cost. See Note 12, "Employee Benefit Plans," for further information.

The loss from currency translation adjustments in the six months ended June 30, 2016 of $18.6 million was primarily due to the weakening of the British Pound against the U.S. Dollar, partially offset by the strengthening of the Canadian Dollar against the U.S. Dollar. The loss from currency translation adjustments in the six months ended June 30, 2015 of $30.3 million was due to the weakening of the Canadian Dollar and British Pound against the U.S. Dollar.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

10. EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per common share from continuing operations:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In thousands, except per share amounts)
Earnings per share — Basic:
Earnings from continuing operations	$74,042	85,917	$130,227	139,243
Less: Earnings allocated to unvested stock	(235)	(246)	(398)	(393)
Earnings from continuing operations available to common shareholders — Basic	$73,807	85,671	$129,829	138,850

Weighted average common shares outstanding — Basic	53,057	52,827	53,067	52,712

Earnings from continuing operations per common share — Basic	$1.39	1.62	$2.45	2.63

Earnings per share — Diluted:
Earnings from continuing operations	$74,042	85,917	$130,227	139,243
Less: Earnings allocated to unvested stock	(234)	(244)	(397)	(390)
Earnings from continuing operations available to common shareholders — Diluted	$73,808	85,673	$129,830	138,853

Weighted average common shares outstanding — Basic	53,057	52,827	53,067	52,712
Effect of dilutive equity awards	320	468	303	492
Weighted average common shares outstanding — Diluted	53,377	53,295	53,370	53,204

Earnings from continuing operations per common share — Diluted	$1.38	1.61	$2.43	2.61

Anti-dilutive equity awards not included above	669	363	928	273

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

The following table provides information on share-based compensation expense and income tax benefits recognized during the periods:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In thousands)
Stock option and stock purchase plans	$1,904	1,956	$3,777	4,257
Unvested stock	3,209	3,548	6,224	6,912
Share-based compensation expense	5,113	5,504	10,001	11,169
Income tax benefit	(1,715)	(1,860)	(3,370)	(3,743)
Share-based compensation expense, net of tax	$3,398	3,644	$6,631	7,426

The following table is a summary of compensation expense recognized for market-based cash awards in addition to the share-based compensation expense reported in the previous table:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In thousands)
Cash awards	$177	281	$328	464

Total unrecognized pre-tax compensation expense related to all share-based compensation arrangements at June 30, 2016 was $26.8 million and is expected to be recognized over a weighted-average period of 1.9 years.

The following table is a summary of the awards granted under the Plans during the periods presented:

	Six months ended June 30,
	2016	2015
	(In thousands)
Stock options	513	362
Market-based restricted stock rights	34	19
Performance-based restricted stock rights	45	42
Time-vested restricted stock rights	129	80
Total	721	503

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

12. EMPLOYEE BENEFIT PLANS

Components of net pension expense were as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In thousands)

Pension Benefits
Company-administered plans:
Service cost	$3,005	3,566	$6,405	7,193
Interest cost	27,093	22,048	49,332	43,935
Expected return on plan assets	(22,667)	(25,021)	(45,752)	(49,921)
Amortization of:
Net actuarial loss	8,600	7,664	16,565	15,472
Prior service cost/(credit)	2,740	(74)	2,740	(150)
	18,771	8,183	29,290	16,529
Union-administered plans	2,406	2,113	4,728	4,285
Net pension expense	$21,177	10,296	$34,018	20,814

Company-administered plans:
U.S.	$19,263	8,599	$30,437	17,491
Non-U.S.	(492)	(416)	(1,147)	(962)
	18,771	8,183	29,290	16,529
Union-administered plans	2,406	2,113	4,728	4,285
Net pension expense	$21,177	10,296	$34,018	20,814

During the second quarter of 2016, we determined that certain pension benefit improvements made in 2009 had not been fully reflected in our projected benefit obligation. Because the amounts were not material to our consolidated financial statements in any individual prior period, and the cumulative amount is not material to 2016 results, we recognized a one-time, non-cash charge of $7.7 million in "Selling, general and administrative expenses" and a $12.8 million pre-tax increase to “Accumulated other comprehensive loss” in our second quarter 2016 consolidated condensed financial statements to correctly state the pension benefit obligation and account for these 2009 benefit improvements.

During the six months ended June 30, 2016 we contributed $42.3 million to our pension plans. In 2016, we expect total contributions to our pension plans to be approximately $80 million. We also maintain other postretirement benefit plans that are not reflected in the above table. The amount of postretirement benefit expense was not material for the three or six months ended June 30, 2016.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

13. OTHER MATTERS

We are a party to various claims, complaints and proceedings arising in the ordinary course of our continuing business operations including but not limited to those relating to commercial and employment claims, environmental matters, risk management matters (e.g., vehicle liability, workers’ compensation, etc.) and administrative assessments primarily associated with operating taxes. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. For matters from continuing operations, we believe that the resolution of these claims, complaints and legal proceedings will not have a material effect on our consolidated condensed financial statements.

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

14. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information was as follows:

	Six months ended June 30,
	2016	2015
	(In thousands)
Interest paid	$71,141	69,681
Income taxes paid	10,233	9,970
Changes in accounts payable related to purchases of revenue earning equipment	(105,480)	124,766
Operating and revenue earning equipment acquired under capital leases	777	5,847

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

15. SEGMENT REPORTING

Our primary measurement of segment financial performance, defined as “Earnings Before Tax” (EBT) from continuing operations, includes an allocation of Central Support Services (CSS) and excludes non-operating pension costs and professional fees. CSS represents those costs incurred to support all business segments, including human resources, finance, corporate services, public affairs, information technology, health and safety, legal, marketing and corporate communications. The objective of the EBT measurement is to provide clarity on the profitability of each segment and, ultimately, to hold leadership of each segment accountable for their allocated share of CSS costs. Certain costs are not attributable to any segment and remain unallocated in CSS, including costs for investor relations, public affairs and certain executive compensation.

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

The following tables set forth financial information for each of our segments and provide a reconciliation between segment EBT and earnings from continuing operations before income taxes for the three and six months ended June 30, 2016 and 2015. Segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

	FMS	DTS	SCS	Eliminations	Total
	(In thousands)
For the three months ended June 30, 2016
Revenue from external customers	$1,043,430	258,262	402,052	—	1,703,744
Inter-segment revenue	108,083	—	—	(108,083)	—
Total revenue	$1,151,513	258,262	402,052	(108,083)	1,703,744

Segment EBT	$111,184	16,472	28,371	(12,766)	143,261
Unallocated CSS					(11,215)
Non-operating pension costs					(7,617)
Pension-related charge (1)					(7,650)
Earnings from continuing operations before income taxes					$116,779

Segment capital expenditures paid (2)	$502,040	363	37,139	—	539,542
Unallocated CSS					5,609
Capital expenditures paid					$545,151

For the three months ended June 30, 2015
Revenue from external customers	$1,042,476	223,514	396,941	—	1,662,931
Inter-segment revenue	106,873	—	—	(106,873)	—
Total revenue	$1,149,349	223,514	396,941	(106,873)	1,662,931

Segment EBT	$122,452	12,435	27,699	(11,588)	150,998
Unallocated CSS					(10,924)
Non-operating pension costs					(4,688)
Professional fees (3)					(1,939)
Earnings from continuing operations before income taxes					$133,447

Segment capital expenditures paid	$761,542	646	3,570	—	765,758
Unallocated CSS					10,218
Capital expenditures paid					$775,976
 ————————————

(1)
During the second quarter of 2016, we determined that certain pension benefit improvements made in 2009 were not fully reflected in our projected benefit obligation. We recognized a charge of $7.7 million related to these benefit improvements.

(2)	Excludes revenue earning equipment acquired under capital leases.

(3)	Charges related to professional fees associated with cost savings initiatives.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

	FMS	DTS	SCS	Eliminations	Total
	(In thousands)
For the six months ended June 30, 2016
Revenue from external customers	$2,039,545	503,104	790,767	—	3,333,416
Inter-segment revenue	209,896	—	—	(209,896)	—
Total revenue	$2,249,441	503,104	790,767	(209,896)	3,333,416

Segment EBT	$194,105	30,740	48,167	(24,510)	248,502
Unallocated CSS					(20,880)
Non-operating pension costs					(14,485)
Pension-related charge (1)					(7,650)
Earnings from continuing operations before income taxes					$205,487

Segment capital expenditures paid (2)	$1,062,325	880	44,462	—	1,107,667
Unallocated CSS					12,515
Capital expenditures paid					$1,120,182

For the six months ended June 30, 2015
Revenue from external customers	$2,025,916	436,173	767,995	—	3,230,084
Inter-segment revenue	210,583	—	—	(210,583)	—
Total revenue	$2,236,499	436,173	767,995	(210,583)	3,230,084

Segment EBT	$212,170	21,405	43,388	(23,122)	253,841
Unallocated CSS					(22,866)
Non-operating pension costs					(9,571)
Professional fees (3)					(3,780)
Earnings from continuing operations before income taxes					$217,624

Segment capital expenditures paid (2)	$1,300,285	1,355	9,557	—	1,311,197
Unallocated CSS					18,021
Capital expenditures paid					$1,329,218
 ————————————

(1)
During the second quarter of 2016, we determined that certain pension benefit improvements made in 2009 were not fully reflected in our projected benefit obligation. We recognized a charge of $7.7 million related to these benefit improvements.

(2)	Excludes revenue earning equipment acquired under capital leases.

(3)	Charges related to professional fees associated with cost savings initiatives.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Operating results were as follows:

	Three months ended June 30,		Six months ended June 30,		Change 2016/2015
	2016	2015	2016	2015	Three Months	Six Months
	(In thousands, except per share amounts)
Total revenue	$1,703,744	1,662,931	$3,333,416	3,230,084	2%	3%
Operating revenue (1)	1,449,713	1,392,618	2,855,726	2,692,904	4%	6%

EBT	$116,779	133,447	$205,487	217,624	(12)%	(6)%
Comparable EBT (2)	132,046	140,074	227,622	230,975	(6)%	(1)%
Earnings from continuing operations	74,042	85,917	130,227	139,243	(14)%	(6)%
Comparable earnings from continuing operations (2)	83,307	87,952	143,481	145,231	(5)%	(1)%
Net earnings	73,750	85,159	129,544	137,948	(13)%	(6)%

Earnings per common share (EPS) — Diluted
Continuing operations	$1.38	1.61	$2.43	2.61	(14)%	(7)%
Comparable (2)	1.56	1.65	2.68	2.72	(5)%	(1)%
Net earnings	1.38	1.59	2.42	2.59	(13)%	(7)%
  ————————————

(1)
Non-GAAP financial measure. Refer to the“Non-GAAP Financial Measures” section for a reconciliation of total revenue to operating revenue and the reasons why management believes this measure is important to investors.

(2)
Non-GAAP financial measures. Refer to the “Non-GAAP Financial Measures” section for a reconciliation of EBT, net earnings and earnings per diluted common share to the comparable measures and the reasons why management believes these measures are important to investors.

Total revenue increased 2% to $1.70 billion and operating revenue increased 4% to $1.45 billion in the second quarter of 2016. For the first half of 2016, total revenue increased 3% to $3.33 billion and operating revenue increased 6% to $2.86 billion. These increases reflect higher revenue across all business segments, partially offset by negative impacts from foreign exchange. Increased total revenue was also partially offset by lower fuel costs passed through to customers.

FMS total revenue in the second quarter was consistent with the prior year as higher operating revenue was partially offset by lower fuel prices passed through to customers and a negative impact from foreign exchange. FMS total revenue in the first half of 2016 increased as higher operating revenue was partially offset by lower fuel prices passed through to customers and a negative impact from foreign exchange. FMS operating revenue growth in both periods was due to growth in the full service lease fleet and higher prices on replacement vehicles, partially offset by lower demand in the commercial rental product line. The increase in DTS and SCS total revenue was driven by operating revenue growth, partially offset by lower fuel costs passed through to customers in the second quarter and first half of 2016. Increased subcontracted transportation also contributed to DTS total revenue growth, while lower subcontracted transportation partially offset total revenue growth in SCS. DTS and SCS operating revenue growth was due to new business, increased volumes and higher pricing in the second quarter and first half of 2016.

EBT decreased 12% in the second quarter of 2016 to $116.8 million and 6% in the first half of 2016, reflecting lower commercial rental and used vehicle results, partially offset by higher full service lease results, lower insurance costs in DTS and increased pricing, new business and increased volumes in DTS and SCS. The 2016 EBT decrease also reflects a $7.7 million pension-related charge related to certain 2009 pension benefit improvements that were not fully reflected in our pension benefit obligation. EBT was negatively impacted by foreign exchange in the second quarter and first half of 2016 by 100 basis points.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

CONSOLIDATED RESULTS

Lease and Rental

	Three months ended June 30,		Six months ended June 30,		Change 2016/2015
	2016	2015	2016	2015	Three Months	Six Months
	(Dollars in thousands)
Lease and rental revenues	$798,387	779,046	$1,566,141	1,508,070	2%	4%
Cost of lease and rental	555,302	531,308	1,107,792	1,049,730	5%	6%
Gross margin	243,085	247,738	458,349	458,340	(2)%	—%
Gross margin %	30%	32%	29%	30%

Lease and rental revenues represent full service lease and commercial rental product offerings within our FMS segment. Revenues increased 2% in the second quarter of 2016 and 4% in the first half of 2016 primarily driven by a 5% larger average full service lease fleet and higher prices on replacement vehicles, partially offset by lower commercial rental revenue reflecting lower demand. Foreign exchange negatively impacted revenue growth by 100 basis points.

Cost of lease and rental represents the direct costs related to lease and rental revenues. These costs consist of depreciation of revenue earning equipment, maintenance costs (primarily repair parts and labor), and other costs such as licenses, insurance and operating taxes. Cost of lease and rental excludes interest costs from vehicle financing. Cost of lease and rental increased 5% in the second quarter and 6% in the first half of 2016 primarily due to higher depreciation and maintenance costs from a larger average lease fleet, partially offset by lower depreciation on a smaller average rental fleet (7% lower in the second quarter and 2% lower in the first half of 2016). Cost of lease and rental benefited by approximately $9 million in the second quarter of 2016 and by $17 million in the first half of 2016 due to changes in estimated residual values effective January 1, 2016. Foreign exchange also reduced cost of lease and rental by 100 basis points.

Lease and rental gross margin decreased 2% in the second quarter and remained consistent with the first half of 2015. Lease and rental gross margin as a percentage of revenue decreased to 30% in the second quarter and 29% in the first half of 2016. The decrease in gross margin dollars in the second quarter of 2016 was due to lower commercial rental demand, partially offset by higher prices on replacement vehicles and lease fleet growth as well as benefits from improved residual values. The decrease in gross margin as a percentage of revenue in the second quarter and first half of 2016 reflects lower commercial rental fleet utilization, partially offset by benefits from improved residual values.

Services

	Three months ended June 30,		Six months ended June 30,		Change 2016/2015
	2016	2015	2016	2015	Three Months	Six Months
	(Dollars in thousands)
Services revenue	$785,791	737,170	$1,544,918	1,430,874	7%	8%
Cost of services	646,129	603,488	1,277,843	1,185,818	7%	8%
Gross margin	139,662	133,682	267,075	245,056	4%	9%
Gross margin %	18%	18%	17%	17%

Services revenue represents all the revenues associated with our DTS and SCS segments as well as contract maintenance, contract-related maintenance and fleet support services associated with our FMS segment. Services revenue increased 7% in the second quarter and 8% in the first half of 2016 due to new business, increased volumes and higher pricing in the SCS and DTS segments. The contract-related maintenance and contract maintenance product lines benefited from growth in fleet size, and contract-related maintenance revenue also increased from higher volumes. These increases were partially offset by lower fuel prices passed through to our DTS and SCS customers. Foreign exchange also negatively impacted revenue growth by 100 basis points.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Cost of services represents the direct costs related to services revenue and is primarily comprised of salaries and employee-related costs, subcontracted transportation (purchased transportation from third parties) and maintenance costs. Cost of services increased 7% in the second quarter of 2016 and 8% in the first half of 2016 due to higher volumes, partially offset by lower fuel costs and lower insurance costs. Foreign exchange reduced cost of services by 100 basis points.

Services gross margin increased 4% in the second quarter and 9% in the first half of 2016. Services gross margin as a percentage of revenue in second quarter of 2016 and first half of 2016 were consistent with prior periods. The increase in gross margin dollars reflects higher pricing in our DTS and SCS segments. Gross margin dollars also benefited from new business and higher volumes in our SCS and DTS segments, growth in full service lease fleet size and higher volumes in the contract-related business and growth in the contract maintenance fleet.

Fuel

	Three months ended June 30,		Six months ended June 30,		Change 2016/2015
	2016	2015	2016	2015	Three Months	Six Months
	(Dollars in thousands)
Fuel services revenue	$119,566	146,715	$222,357	291,140	(19)%	(24)%
Cost of fuel services	115,478	142,176	214,379	278,465	(19)%	(23)%
Gross margin	4,088	4,539	7,978	12,675	(10)%	(37)%
Gross margin %	3%	3%	4%	4%

Fuel services revenue represents fuel services provided to our FMS customers. Fuel services revenue decreased 19% in the second quarter of 2016 and 24% in the first half of 2016 due to lower fuel prices passed through to customers.

Cost of fuel services includes the direct costs associated with providing our customers with fuel. These costs include fuel, salaries and employee-related costs of fuel island attendants and depreciation of our fueling facilities and equipment. Cost of fuel services decreased 19% in the second quarter and 23% in the first half of 2016 as a result of lower fuel prices.

Fuel services gross margin decreased 10% in the second quarter and 37% in the first half of 2016. Fuel services gross margin as a percentage of revenue remained at 3% in the second quarter and 4% in the first half of 2016 compared to the same periods of 2015. Fuel is largely a pass-through to customers for which we realize minimal changes in margin during periods of steady market fuel prices. However, fuel services margin is impacted by sudden increases or decreases in market fuel prices during a short period of time as customer pricing for fuel is established based on trailing market fuel costs. Fuel services gross margin was favorably impacted by rapid decreases in the market fuel prices during the first quarter of 2015.

	Three months ended June 30,		Six months ended June 30,		Change 2016/2015
	2016	2015	2016	2015	Three Months	Six Months
	(In thousands)
Other operating expenses	$27,796	29,582	$57,947	61,955	(6)%	(6)%

Other operating expenses include costs related to our owned and leased facilities within the FMS segment, such as facility depreciation, rent, purchased insurance, utilities and taxes. These facilities are utilized to provide maintenance to our lease, rental, contract maintenance and fleet support services customers. Other operating expenses decreased 6% in the second quarter and first half of 2016 largely due to lower utility costs for FMS facilities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

	Three months ended June 30,		Six months ended June 30,		Change 2016/2015
	2016	2015	2016	2015	Three Months	Six Months
	(Dollars in thousands)
Selling, general and administrative expenses (SG&A)	$222,448	214,868	$433,661	421,473	4%	3%
Percentage of total revenue	13%	13%	13%	13%
Percentage of operating revenue	15%	15%	15%	16%

SG&A expenses increased 4% in the second quarter of 2016 compared with the year-earlier period and increased 3% in the first half of 2016. The increase in the second quarter and first half of 2016 is primarily due to increased pension expenses, partially offset by lower professional fees, compensation-related expenses and foreign exchange. Foreign exchange reduced the growth in SG&A expenses by 100 basis points. Pension expense, which primarily impacts SG&A expenses, increased $10.9 million in the second quarter of 2016 and $13.2 million in the first half of 2016 due to a one-time charge of $7.7 million related to pension benefit improvements made in 2009 that were not fully reflected in our pension benefit obligation, as well as the impact of a lower asset return assumption and a higher discount rate.

	Three months ended June 30,		Six months ended June 30,		Change 2016/2015
	2016	2015	2016	2015	Three Months	Six Months
	(Dollars in thousands)
Gains on used vehicles, net	$12,000	29,985	$31,129	57,193	(60)%	(46)%

Gains on used vehicles, net includes gains from sales of used vehicles as well as the costs associated with used vehicles such as write-downs of vehicles to fair market values. Gains on used vehicles, net decreased to $12 million in the second quarter of 2016 and $31 million in the first half of 2016 due to higher fair market value write-downs and lower gains on the sale of used vehicles. Write-downs increased $9.3 million in the second quarter and $14.2 million in the first half of 2016 due to an increase in the used vehicle inventory and lower pricing. Global average proceeds per unit in the second quarter decreased from the prior year reflecting a 15% decrease in tractor proceeds per unit and a 4% decrease in truck proceeds per unit. Global proceeds per unit in the first half of 2016 decreased from the prior year reflecting a 12% decrease in tractor proceeds per unit, partially offset by a 1% increase in truck proceeds per unit in the first half of 2016.

	Three months ended June 30,		Six months ended June 30,		Change 2016/2015
	2016	2015	2016	2015	Three Months	Six Months
	(Dollars in thousands)
Interest expense	$37,268	39,075	$75,157	75,877	(5)%	(1)%
Effective interest rate	2.7%	3.1%	2.7%	3.1%

Interest expense decreased 5% to $37.3 million in the second quarter of 2016 and 1% to $75.2 million in the first half of 2016 reflecting a lower effective interest rate, partially offset by higher average outstanding debt. The increase in average outstanding debt reflects planned higher vehicle capital spending. The lower effective interest rate in 2016 reflects the replacement of higher interest rate debt with debt issuances at lower rates.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

	Three months ended June 30,		Six months ended June 30,		Change 2016/2015
	2016	2015	2016	2015	Three Months	Six Months
	(Dollars in thousands)
Miscellaneous income, net	$5,456	1,028	$7,721	3,665	431%	111%

Miscellaneous income, net consists of investment income on securities used to fund certain benefit plans, interest income, gains from sales of operating property, foreign currency transaction gains and other non-operating items. The increase in the second quarter and first half of 2016 is primarily driven by increased gains from sales of operating property and equipment.

	Three months ended June 30,		Six months ended June 30,		Change 2016/2015
	2016	2015	2016	2015	Three Months	Six Months
	(Dollars in thousands)
Provision for income taxes	$42,737	47,530	$75,260	78,381	(10)%	(4)%
Effective tax rate from continuing operations	36.6%	35.6%	36.6%	36.0%

Provision for income taxes decreased 10% in the second quarter of 2016 and 4% in the first half of 2016. The decrease in the provision for income taxes reflects lower taxable earnings, partially offset by a higher effective income tax rate. Our effective income tax rate from continuing operations increased to 36.6% in both the second quarter and first half of 2016. The effective tax rates in the prior year benefited from enacted tax law changes in multiple jurisdictions, which decreased the provision for income taxes by $1.9 million in the prior year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

OPERATING RESULTS BY SEGMENT

	Three months ended June 30,		Six months ended June 30,		Change 2016/2015
	2016	2015	2016	2015	Three Months	Six Months
	(Dollars in thousands)
Revenue:
Fleet Management Solutions	$1,151,513	1,149,349	$2,249,441	2,236,499	—%	1%
Dedicated Transportation Solutions	258,262	223,514	503,104	436,173	16	15
Supply Chain Solutions	402,052	396,941	790,767	767,995	1	3
Eliminations	(108,083)	(106,873)	(209,896)	(210,583)	1	—
Total	$1,703,744	1,662,931	$3,333,416	3,230,084	2%	3%
Operating Revenue: (1)
Fleet Management Solutions	$995,238	959,050	$1,957,562	1,858,237	4%	5%
Dedicated Transportation Solutions	194,292	176,805	384,565	342,635	10	12
Supply Chain Solutions	331,558	320,053	653,974	615,494	4	6
Eliminations	(71,375)	(63,290)	(140,375)	(123,462)	13	14
Total	$1,449,713	1,392,618	$2,855,726	2,692,904	4%	6%
EBT:
Fleet Management Solutions	$111,184	122,452	$194,105	212,170	(9)%	(9)%
Dedicated Transportation Solutions	16,472	12,435	30,740	21,405	32	44
Supply Chain Solutions	28,371	27,699	48,167	43,388	2	11
Eliminations	(12,766)	(11,588)	(24,510)	(23,122)	10	6
	143,261	150,998	248,502	253,841	(5)	(2)
Unallocated Central Support Services	(11,215)	(10,924)	(20,880)	(22,866)	3	(9)
Non-operating pension costs	(7,617)	(4,688)	(14,485)	(9,571)	62	51
Other items	(7,650)	(1,939)	(7,650)	(3,780)	NM	NM
Earnings from continuing operations before income taxes	$116,779	133,447	$205,487	217,624	(12)%	(6)%
  ————————————

(1)
Non-GAAP financial measures. Refer to the“Non-GAAP Financial Measures” section for a reconciliation of total revenue to operating revenue and the reasons why management believes these measure are important to investors. The reconciliations for each segment's total revenue to operating revenue are set forth in this "Operating Results by Segment" section on pages 27 (FMS), 30 (DTS) and 31 (SCS).

As part of management’s evaluation of segment operating performance, we define the primary measurement of our segment financial performance as “Earnings Before Taxes” (EBT) from continuing operations, which includes an allocation of Central Support Services (CSS), and excludes non-operating pension costs and other items discussed in Note 15, "Segment Reporting," in the Notes to Consolidated Condensed Financial Statements. CSS represents those costs incurred to support all segments, including human resources, finance, corporate services and public affairs, information technology, health and safety, legal, marketing and corporate communications.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table sets forth equipment contribution included in EBT for our DTS and SCS segments:

	Three months ended June 30,		Six months ended June 30,		Change 2016/2015
	2016	2015	2016	2015	Three Months	Six Months
	(Dollars in thousands)
Equipment Contribution:
Dedicated Transportation Solutions	$8,449	8,020	$16,167	15,824	5%	2%
Supply Chain Solutions	4,317	3,568	8,343	7,298	21	14
Total	$12,766	11,588	$24,510	23,122	10%	6%

Items excluded from our segment EBT measure and their classification within our Consolidated Condensed Statements of Earnings follow:

		Three months ended June 30,		Six months ended June 30,
Description	Classification	2016	2015	2016	2015
		(In thousands)
Non-operating pension costs	SG&A	$(7,617)	(4,688)	$(14,485)	(9,571)
Pension-related charge (1)	SG&A	(7,650)	—	(7,650)	—
Professional fees (2)	SG&A	—	(1,939)	—	(3,780)
		$(15,267)	(6,627)	$(22,135)	(13,351)
———————————

(1)
During the second quarter of 2016, we determined that certain pension benefit improvements made in 2009 were not fully reflected in our projected benefit obligation. We recognized a charge of $7.7 million in the second quarter of 2016 related to these benefit improvements.

(2)	Charges related to professional fees associated with cost savings initiatives.

Fleet Management Solutions

	Three months ended June 30,		Six months ended June 30,		Change 2016/2015
	2016	2015	2016	2015	Three Months	Six Months
	(Dollars in thousands)
Full service lease	$646,347	595,693	$1,269,210	1,172,806	9%	8%
Contract maintenance	51,177	48,985	101,303	94,936	4	7
Contractual revenue	697,524	644,678	1,370,513	1,267,742	8	8
Commercial rental	214,599	239,051	419,436	444,144	(10)	(6)
Contract-related maintenance	62,693	56,535	126,954	109,681	11	16
Other	20,422	18,786	40,659	36,670	9	11
Operating revenue (1)	995,238	959,050	1,957,562	1,858,237	4	5
Fuel services revenue (2)	156,274	190,299	291,878	378,262	(18)	(23)
Total revenue	$1,151,512	1,149,349	2,249,440	2,236,499	—%	1%

Segment EBT	$111,184	122,452	$194,105	212,170	(9)%	(9)%
Segment EBT as a % of total revenue	9.7%	10.7%	8.6%	9.5%	(100) bps	(90) bps
Segment EBT as a % of operating revenue (1)	11.2%	12.8%	9.9%	11.4%	(160) bps	(150) bps
————————————

(1)
Non-GAAP financial measures. Reconciliations of FMS total revenue to FMS operating revenue, and FMS EBT as a % of total revenue to FMS EBT as a % of operating revenue, are set forth in this table. Refer to the “Non-GAAP Financial Measures” section for the reasons why management believes these measures are important to investors.

(2)	Includes intercompany fuel sales from FMS to DTS and SCS.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table summarizes the components of the change in revenue on a percentage basis versus the prior year:

	Three months ended June 30, 2016		Six months ended June 30, 2016
	Total	Operating	Total	Operating
Organic including price and volume	4%	5%	6%	6%
Fuel	(3)	—	(4)	—
Foreign exchange	(1)	(1)	(1)	(1)
Net increase	—%	4%	1%	5%

Total revenue remained at $1.15 billion in the second quarter and increased 1% in the first half of 2016 due to higher operating revenue, largely offset by a decline in fuel services revenue and negative impacts from foreign exchange. Operating revenue (revenue excluding fuel) increased 4% in the second quarter and 5% in the first half of 2016 as a result of organic growth, primarily in the full service lease product line, partially offset by lower commercial rental revenue. In the first half of 2016, foreign exchange negatively impacted both total and operating revenue growth by 100 basis points.

Full service lease revenue increased 9% in the second quarter and 8% in the first half of 2016 reflecting a 5% larger average fleet size and higher prices on replacement vehicles. Foreign exchange negatively impacted full service lease revenue growth by 100 basis points in both the second quarter and the first half of 2016. We expect favorable full service lease revenue comparisons to continue through the end of the year based on strong sales activity. Commercial rental revenue decreased 10% in the second quarter and 6% in the first half of 2016 due to lower demand. We expect unfavorable commercial rental revenue comparisons through the end of the year based on a projected weaker demand environment. Contract-related maintenance revenue increased 11% in the second quarter and 16% in the first half of 2016 reflecting favorable impacts from growth in the full service lease fleet and higher volumes.

The following table provides commercial rental statistics on our global fleet:

	Three months ended June 30,		Six months ended June 30,		Change 2016/2015
	2016	2015	2016	2015	Three Months	Six Months
	(Dollars in thousands)
Rental revenue from non-lease customers (1)	$134,767	144,293	$255,469	260,444	(7)%	(2)%
Rental revenue from lease customers (2)	$79,832	94,758	$163,967	183,700	(16)%	(11)%
Average commercial rental power fleet size — in service (3), (4)	31,800	33,200	32,400	33,200	(4)%	(2)%
Commercial rental utilization — power fleet (3)	74.7%	78.1%	72.5%	75.8%	(340) bps	(330) bps
————————————

(1)	Includes extra vehicles rented to lease customers.

(2)	Represents revenue from rental vehicles provided to our existing full service lease customers, generally in place of a lease vehicle.

(3)	Number of units rounded to nearest hundred and calculated using quarterly average unit counts.

(4)	Excluding trailers.

FMS EBT decreased 9% in both the second quarter and the first half of 2016 reflecting lower commercial rental and used vehicle results, partially offset by higher full service lease results. Commercial rental results declined from lower demand and a decline in utilization of 340 basis point in the second quarter and 330 basis point in the first half of 2016. Used vehicle results decreased due to lower pricing, partially offset by higher sales volume. Full service lease results benefited from growth in the average lease fleet size and higher prices on replacement vehicles, partially offset by higher depreciation and maintenance from a larger average fleet. Full service lease and commercial rental results benefited from approximately $9 million of lower depreciation in the second quarter and $17 million in the first half of 2016 due to residual value changes implemented January 1, 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Our global fleet of revenue earning equipment, contract maintenance vehicles and vehicles under on-demand maintenance is summarized as follows (number of units rounded to the nearest hundred):

				Change
	June 30, 2016	December 31, 2015	June 30, 2015	June 2016/Dec. 2015	June 2016/June 2015
End of period vehicle count
By type:
Trucks (1)	73,100	72,800	72,300	—%	1%
Tractors (2)	68,700	68,700	65,800	—	4
Trailers (3) (4)	42,300	42,400	41,900	—	1
Other	1,400	1,300	1,500	8	(7)
Total	185,500	185,200	181,500	—%	2%

By ownership:
Owned	183,900	184,700	179,600	—%	2%
Leased	1,600	500	1,900	220	(16)
Total	185,500	185,200	181,500	—%	2%

By product line: (4)
Full service lease	134,300	131,800	128,700	2%	4%
Commercial rental	38,700	42,100	43,700	(8)	(11)
Service vehicles and other	3,400	3,300	3,200	3	6
Active units	176,400	177,200	175,600	—	—
Held for sale	9,100	8,000	5,900	14	54
Total	185,500	185,200	181,500	—%	2%

Customer vehicles under contract maintenance	50,200	46,700	42,000	7%	20%

Quarterly average vehicle count
By product line:
Full service lease	133,800	131,100	127,700	2%	5%
Commercial rental	39,600	43,200	42,500	(8)	(7)
Service vehicles and other	3,400	3,300	3,200	3	6
Active units	176,800	177,600	173,400	—	2
Held for sale	8,800	6,900	6,100	28	44
Total	185,600	184,500	179,500	1%	3%

Customer vehicles under contract maintenance	49,700	45,500	43,500	9%	14%

Customer vehicles under on-demand maintenance (5)	7,600	7,200	8,300	6%	(8)%

Total vehicles under service	242,900	237,200	231,300	2%	5%

Year-to-date average vehicle count
By product line:
Full service lease	133,200	128,800	127,100	3%	5%
Commercial rental	40,300	42,400	41,300	(5)	(2)
Service vehicles and other	3,400	3,200	3,200	6	6
Active units	176,900	174,400	171,600	1	3
Held for sale	8,600	6,100	5,800	41	48
Total	185,500	180,500	177,400	3%	5%

Customer vehicles under contract maintenance	48,900	43,300	43,100	13%	13%
Customer vehicles under on-demand maintenance (5)	14,700	20,000	12,600	NM	17%
———————————

(1)	Generally comprised of Class 1 through Class 7 type vehicles with a Gross Vehicle Weight (GVW) up to 33,000 pounds.

(2)	Generally comprised of over the road on highway tractors and are primarily comprised of Class 8 type vehicles with a GVW of over 33,000 pounds.

(3)	Generally comprised of dry, flatbed and refrigerated type trailers.

(4)
Includes 5,300 UK trailers (3,400 full service lease and 1,900 commercial rental), 6,100 UK trailers (3,900 full service lease and 2,200 commercial rental) and 6,400 UK trailers (4,300 full service lease and 2,100 commercial rental) as of June 30, 2016, December 31, 2015, and June 30, 2015, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table provides a breakdown of our non-revenue earning equipment included in our global fleet count (number of units rounded to nearest hundred):

				Change
	June 30, 2016	December 31, 2015	June 30, 2015	June 2016/Dec. 2015	June 2016/June 2015
Not yet earning revenue (NYE)	2,200	2,800	3,300	(21)%	(33)%
No longer earning revenue (NLE):
Units held for sale	9,100	8,000	5,900	14	54
Other NLE units	3,500	3,300	3,500	6	—
Total	14,800	14,100	12,700	5%	17%

NYE units represent new vehicles on hand that are being prepared for deployment to a lease customer or into the rental fleet. Preparations include activities such as adding lift gates, paint, decals, cargo area and refrigeration equipment. NYE units decreased compared to June 30, 2015, reflecting planned lower investments in the commercial rental fleet. NLE units represent vehicles held for sale and vehicles for which no revenue has been earned in the previous 30 days. Accordingly, these vehicles may be temporarily out of service, being prepared for sale or awaiting redeployment. NLE units increased compared to June 30, 2015 due to higher used vehicle inventories. We expect NLE levels to decline through the end of the year as a result of lower expected used vehicle inventories.

Dedicated Transportation Solutions

	Three months ended June 30,		Six months ended June 30,		Change 2016/2015
	2016	2015	2016	2015	Three Months	Six Months

Operating revenue (1)	$194,292	176,805	$384,565	342,635	10%	12%
Subcontracted transportation	37,924	14,539	69,153	29,160	161	137
Fuel (2)	26,046	32,170	49,386	64,378	(19)	(23)
Total revenue	$258,262	223,514	$503,104	436,173	16%	15%

Segment EBT	$16,472	12,435	$30,740	21,405	32%	44%
Segment EBT as a % of total revenue	6.4%	5.6%	6.1%	4.9%	80 bps	120 bps
Segment EBT as a % of operating revenue (1)	8.5%	7.0%	8.0%	6.2%	150 bps	180 bps
Memo:
Average fleet	8,200	7,600	8,100	7,600	8%	7%
————————————

(1)
Non-GAAP financial measures. Reconciliations of DTS total revenue to DTS operating revenue, and DTS EBT as a % of total revenue to DTS EBT as a % of operating revenue, are set forth in this table. Refer to the “Non-GAAP Financial Measures” section for the reasons why management believes these measures are important to investors.

(2)	Includes intercompany fuel sales from FMS to DTS.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table summarizes the components of the change in revenue on a percentage basis versus the prior year:

	Three months ended June 30, 2016		Six months ended June 30, 2016
	Total	Operating	Total	Operating
Organic including price and volume	8%	10%	10%	12%
Subcontracted transportation	11	—	8	—
Fuel	(3)	—	(3)	—
Net increase	16%	10%	15%	12%

In the second quarter of 2016, total revenue increased 16% reflecting increased revenue from subcontracted transportation and organic growth, partially offset by lower fuel prices passed through to our customers. Operating revenue (revenue excluding subcontracted transportation and fuel) increased 10% due to new business, higher pricing and increased volumes. DTS EBT increased 32% in the second quarter of 2016 due to lower insurance costs and the benefits of increased operating revenue.

In the first half of 2016, total revenue increased 15% reflecting increased revenue from organic growth and subcontracted transportation, partially offset by lower fuel prices passed through to our customers. Operating revenue (revenue excluding subcontracted transportation and fuel) increased 12% due to new business, increased volumes and higher pricing. We expect operating revenue comparisons to remain favorable through the end of the year, however at a lower growth rate. DTS EBT increased 44% in the first half of 2016 due to lower insurance costs and the benefits of increased operating revenue.

Supply Chain Solutions

	Three months ended June 30,		Six months ended June 30,		Change 2016/2015
	2016	2015	2016	2015	Three Months	Six Months
	(Dollars in thousands)

Automotive	$137,174	119,332	$266,298	228,498	15%	17%
Technology and healthcare	58,275	63,985	115,713	123,306	(9)	(6)
CPG and Retail	105,372	110,732	213,974	213,427	(5)	—
Industrial and other	30,737	26,004	57,989	50,263	18	15
Operating revenue (1)	331,558	320,053	653,974	615,494	4	6
Subcontracted transportation	54,675	59,842	106,654	117,997	(9)	(10)
Fuel (2)	15,819	17,046	30,139	34,504	(7)	(13)
Total revenue	$402,052	396,941	$790,767	767,995	1%	3%

Segment EBT	$28,371	27,699	$48,167	43,388	2%	11%
Segment EBT as a % of total revenue	7.1%	7.0%	6.1%	5.6%	10 bps	50 bps
Segment EBT as a % of operating revenue (1)	8.6%	8.7%	7.4%	7.0%	(10) bps	40 bps
Memo:
Average fleet	6,900	6,200	6,900	6,100	11%	13%
————————————

(1)
Non-GAAP financial measures. Reconciliations of SCS total revenue to SCS operating revenue, and SCS EBT as a % of total revenue to SCS EBT as a % of operating revenue, are set forth in this table. Refer to the “Non-GAAP Financial Measures” section for the reasons why management believes these measures are important to investors.

(2)	Includes intercompany fuel sales from FMS to SCS.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table summarizes the components of the change in revenue on a percentage basis versus the prior year:

	Three months ended June 30, 2016		Six months ended June 30, 2016
	Total	Operating	Total	Operating
Organic including price and volume	5%	5%	10%	8%
Subcontracted transportation	(1)	—	(1)	—
Fuel	(1)	—	(4)	—
Foreign exchange	(2)	(1)	(2)	(2)
Net increase	1%	4%	3%	6%

In the second quarter of 2016 total revenue increased 1% as operating revenue growth was partially offset by a negative impact from foreign exchange, lower subcontracted transportation and reduced fuel costs passed through to customers. Operating revenue (revenue excluding subcontracted transportation and fuel) increased 4% to $331.6 million in the second quarter of 2016 due to new business, increased volumes and higher pricing, partially offset by a negative impact from foreign exchange. SCS EBT remained at $28 million in the second quarter of 2016.

In the first half of 2016, total revenue increased 3% as operating revenue was partially offset by reduced fuel costs passed through to customers, a negative impact from foreign exchange and lower subcontracted transportation. Operating revenue (revenue excluding subcontracted transportation and fuel) increased 6% to $654.0 million. Operating revenue growth was due to new business, higher volumes and increased pricing, partially offset by a negative impact from foreign exchange. We expect operating revenue comparisons to remain favorable through the end of the year. SCS EBT increased 11% in the first half of 2016 due to higher pricing, new business and increased volumes.

Central Support Services

	Three months ended June 30,		Six months ended June 30,		Change 2016/2015
	2016	2015	2016	2015	Three Months	Six Months
	(Dollars in thousands)
Human resources	$4,260	5,038	$8,784	10,380	(15)%	(15)%
Finance	14,350	14,512	29,124	29,048	(1)	—
Corporate services and public affairs	2,537	2,555	4,992	5,109	(1)	(2)
Information technology	19,995	20,462	39,903	41,124	(2)	(3)
Legal and safety	5,829	5,835	12,087	12,432	—	(3)
Marketing	6,174	6,348	9,884	10,128	(3)	(2)
Other	7,875	9,359	14,601	18,106	(16)	(19)
Total CSS	61,020	64,109	119,375	126,327	(5)	(6)
Allocation of CSS to business segments	(49,805)	(53,185)	(98,495)	(103,461)	(6)	(5)
Unallocated CSS	$11,215	10,924	$20,880	22,866	3%	(9)%

Total CSS costs decreased 5% in the second quarter and 6% in the first half of 2016 primarily due to lower compensation-related expenses. Unallocated CSS increased 3% in the second quarter and decreased 9% in the first half of 2016. The decrease in the first half of 2016 is primarily due to lower compensation-related expenses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

FINANCIAL RESOURCES AND LIQUIDITY

Cash Flows

The following is a summary of our cash flows from continuing operations:

	Six months ended June 30,
	2016	2015
	(In thousands)
Net cash provided by (used in):
Operating activities	$762,672	658,698
Financing activities	69,399	445,520
Investing activities	(823,336)	(1,078,663)
Effect of exchange rates on cash	(3,415)	(1,198)
Net change in cash and cash equivalents	$5,320	24,357

Cash provided by operating activities increased to $762.7 million in the six months ended June 30, 2016 compared with $658.7 million in 2015, due to higher earnings adjusted for non-cash items, primarily depreciation, and working capital improvements, partially offset by higher pension contributions. Cash provided by financing activities was $69.4 million in the six months ended June 30, 2016 compared with $445.5 million in 2015 due to lower borrowing needs. Cash used in investing activities decreased to $823.3 million in the six months ended June 30, 2016 compared with $1.08 billion in 2015 primarily due to lower payments for capital expenditures and higher proceeds from revenue earning equipment sales.

Our principal sources of operating liquidity are cash from operations and proceeds from the sale of revenue earning equipment. We refer to the sum of operating cash flows, proceeds from the sale of revenue earning equipment and operating property and equipment, collections on direct finance leases and other investing cash inflows from continuing operations as “total cash generated”, a non-GAAP financial measure. We refer to the net amount of cash generated from operating and investing activities (excluding changes in restricted cash and acquisitions) from continuing operations as “free cash flow”, also a non-GAAP financial measure.

The following table shows our free cash flow computation:

	Six months ended June 30,
	2016	2015
	(In thousands)
Net cash provided by operating activities from continuing operations	$762,672	658,698
Sales of revenue earning equipment (1)	245,681	211,153
Sales of operating property and equipment (1)	6,322	641
Collections on direct finance leases and other items (1)	43,957	33,912
Total cash generated (2)	1,058,632	904,404
Purchases of property and revenue earning equipment (1)	(1,120,182)	(1,329,218)
Free cash flow (2)	$(61,550)	(424,814)

———————————

(1)	Included in cash flows from investing activities.

(2)
Non-GAAP financial measures. Reconciliations of net cash provided by operating activities to total cash generated and to free cash flow are set forth in this table. Refer to the “Non-GAAP Financial Measures” section for the reasons why management believes these measures are important to investors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table provides a summary of capital expenditures:

	Six months ended June 30,
	2016	2015
	(In thousands)
Revenue earning equipment:
Full service lease	$869,081	947,280
Commercial rental	67,738	452,928
	936,819	1,400,208
Operating property and equipment	77,883	53,776
Total capital expenditures	1,014,702	1,453,984
Changes in accounts payable related to purchases of revenue earning equipment	105,480	(124,766)
Cash paid for purchases of property and revenue earning equipment	$1,120,182	1,329,218

Capital expenditures decreased 30% to $1.0 billion in the six months ended June 30, 2016 reflecting planned lower investments in our commercial rental fleet. We expect full-year 2016 capital expenditures to be approximately $2 billion. We expect to fund 2016 capital expenditures primarily with internally generated funds and additional debt financing.

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

Our debt ratings and rating outlooks at June 30, 2016 were as follows:

	Short-term			Long-term
	Rating	Outlook	Rating	Outlook
Moody’s Investors Service	P2	Stable	Baa1	Stable
Standard & Poor’s Ratings Services	A2	Stable	BBB	Positive
Fitch Ratings	F2	Stable	A-	Stable

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Cash and equivalents totaled $66 million as of June 30, 2016. As of June 30, 2016, approximately $30 million was held outside the U.S. and is available to fund operations and other growth of non-U.S. subsidiaries. If we decide to repatriate cash and equivalents held outside the U.S., we may be subject to additional U.S. income taxes and foreign withholding taxes. However, our intent is to permanently reinvest these foreign amounts outside the U.S. and our current plans do not demonstrate a need to repatriate these foreign amounts to fund our U.S. operations.

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

At June 30, 2016, we had the following amounts available to fund operations under the following facilities:

(In millions)
Global revolving credit facility	$425
Trade receivables program	$175

We maintain a global revolving credit facility used to finance working capital. The availability under our global revolving credit facility is $1.2 billion and the facility matures in January 2020. The credit facility is used primarily to finance working capital. In order to maintain availability of funding, we must maintain a ratio of debt to consolidated net worth of less than or equal to 300%. Net worth, as defined in the credit facility, represents shareholders' equity excluding any accumulated other comprehensive income or loss associated with our pension and other postretirement plans. The ratio at June 30, 2016 was 214%.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table shows the movements in our debt balance:

	Six months ended June 30,
	2016	2015
	(In thousands)
Debt balance at January 1	$5,502,627	4,717,524
Cash-related changes in debt:
Net change in commercial paper borrowings	162,105	34,750
Proceeds from issuance of medium-term notes	298,254	698,911
Proceeds from issuance of other debt instruments	—	231,179
Retirement of medium term notes	(300,000)	(360,000)
Other debt repaid	(28,416)	(126,103)
Debt issuance costs paid	(622)	(2,546)
	131,321	476,191
Non-cash changes in debt:
Fair value adjustment on notes subject to hedging	15,736	1,837
Addition of capital lease obligations	777	5,847
Changes in foreign currency exchange rates and other non-cash items	(16,447)	(15)
Total changes in debt	131,387	483,860
Debt balance at June 30	$5,634,014	5,201,384

In accordance with our funding philosophy, we attempt to match the aggregate average remaining re-pricing life of our debt with the aggregate average remaining re-pricing life of our assets. We utilize both fixed-rate and variable-rate debt to achieve this match and generally target a mix of 20% - 40% variable-rate debt as a percentage of total debt outstanding. The variable-rate portion of our total debt (including notional value of swap agreements) was 32% and 30% at June 30, 2016 and December 31, 2015, respectively.
Refer to Note 6, “Debt,” in the Notes to Consolidated Condensed Financial Statements for further discussion around the global revolving credit facility, the trade receivables program, the issuance of medium-term notes under this shelf registration statement, asset-backed financing obligations and debt maturities.
Ryder’s debt to equity ratios were 275% and 277% as of June 30, 2016 and December 31, 2015, respectively.
The debt to equity ratio represents total debt divided by total equity. Additional obligations, including the present value of minimum lease payments under operating leases for vehicles, were not significant as of June 30, 2016 or December 31, 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Pension Information

The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. We review pension assumptions regularly and we may from time to time make voluntary contributions to our pension plans, which exceed the amounts required by statute. In 2016, we expect total contributions to our pension plans to be approximately $80 million. During the six months ended June 30, 2016, we contributed $42 million to our pension plans. Changes in interest rates and the market value of the securities held by the plans during 2016 could materially change, positively or negatively, the funded status of the plans and affect the level of pension expense and contributions in 2016 and beyond. See Note 12, “Employee Benefit Plans,” in the Notes to Consolidated Condensed Financial Statements for additional information.

Share Repurchases and Cash Dividends

See Note 8, “Share Repurchase Programs,” in the Notes to Consolidated Condensed Financial Statements for a discussion of share repurchases.

In May 2016, our Board of Directors declared a quarterly cash dividend of $0.41 per share of common stock.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2. “Recent Accounting Pronouncements," in the Notes to Consolidated Condensed Financial Statements for a discussion of recent accounting pronouncements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

NON-GAAP FINANCIAL MEASURES

This Quarterly Report on Form 10-Q includes information extracted from consolidated condensed financial information but not required by generally accepted accounting principles (GAAP) to be presented in the financial statements. Certain elements of this information are considered “non-GAAP financial measures” as defined by SEC rules. Non-GAAP financial measures should be considered in addition to, but not as a substitute for or superior to, other measures of financial performance prepared in accordance with GAAP. Also, our non-GAAP financial measures may not be comparable to financial measures used by other companies. We provide a reconciliation of each of these non-GAAP financial measures to the most comparable GAAP measure in the management's discussion and analysis or in this non-GAAP financial measures section. We also provide the reasons why management believes each non-GAAP financial measure is useful to investors in this section.
Specifically, we refer to the following non-GAAP financial measures in this Form 10Q:

Non-GAAP Financial Measure	Comparable GAAP Measure	Reconciliation in Section Entitled	Page
Operating Revenue Measures:
Operating Revenue	Total Revenue	MD&A - Non-GAAP Financial Measures section	41
FMS Operating Revenue	FMS Total Revenue	MD&A - Operating Results by Segment, Fleet Management Solutions section	27
DTS Operating Revenue	DTS Total Revenue	MD&A - Operating Results by Segment, Dedicated Transportation Solutions section	30
SCS Operating Revenue	SCS Total Revenue	MD&A - Operating Results by Segment, Supply Chain Solutions section	31
FMS EBT as a % of Operating Revenue	FMS EBT as a % of Total Revenue	MD&A - Operating Results by Segment, Fleet Management Solutions section	27
DTS EBT as a % of Operating Revenue	DTS EBT as a % of Total Revenue	MD&A - Operating Results by Segment, Dedicated Transportation Solutions section	30
SCS EBT as a % of Operating Revenue	SCS EBT as a % of Total Revenue	MD&A - Operating Results by Segment, Supply Chain Solutions section	31
Comparable Earnings Measures:
Comparable Earnings	Earnings from Continuing Operations	MD&A, Non-GAAP Financial Measures section	40
Comparable EPS	EPS from Continuing Operations
Comparable Earnings Before Income Tax	Earnings Before Income Tax
Cash Flow Measures:
Total Cash Generated and Free Cash Flow	Cash Provided by Operating Activities	MD&A - Financial Resources and Liquidity, Cash Flows section	33

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Set forth in the table below is an explanation of each non-GAAP financial measure and why management believes that presentation of each non-GAAP financial measure provides useful information to investors:

Operating Revenue Measures:
Operating Revenue FMS Operating Revenue DTS Operating Revenue SCS Operating Revenue FMS EBT as a % of Operating Revenue DTS EBT as a % of Operating Revenue SCS EBT as a % of Operating Revenue
Operating revenue is defined as total revenue for Ryder System, Inc. or each business segment (FMS, DTS and SCS), respectively, excluding any (1) fuel and (2) subcontracted transportation. We use operating revenue to evaluate the operating performance of our core businesses and as a measure of sales activity at the consolidated level for Ryder System, Inc. as well as for each of our business segments. We also use segment EBT as a percentage of operating revenue for each business segment for the same reason.
Fuel: We exclude FMS, DTS and SCS fuel from the calculation of our operating revenue measures, as fuel is an ancillary service that we provide our customers, which is impacted by fluctuations in market fuel prices, and the costs are largely a pass-through to our customers, resulting in minimal changes in our profitability during periods of steady market fuel prices. However, profitability may be positively or negatively impacted by rapid changes in market fuel prices during a short period of time as customer pricing for fuel services is established based on trailing market fuel costs.
Subcontracted transportation: We also exclude subcontracted transportation from the calculation of our operating revenue measures as these services are also typically a pass-through to our customers and therefore fluctuations result in minimal changes to our profitability. While our DTS and SCS business segments subcontract certain transportation services to third party providers, our FMS business segment does not engage in subcontracted transportation and, therefore, this item is not applicable to FMS.

Comparable Earnings Measures:
Comparable Earnings Comparable EPS Comparable Earnings Before Income Tax
Comparable earnings, comparable earnings per diluted common share (EPS) and comparable earnings before income tax are defined, respectively, as GAAP earnings, EPS and earnings before income tax, all from continuing operations, excluding (1) non-operating pension costs and operations (2) any other significant items that are not representative of our business. We believe these comparable earnings measures provide useful information to investors and allow for better year-over-year comparison of operating performance.
Non-Operating Pension Costs: Our comparable earnings measures exclude non-operating pension costs, which include the amortization of net actuarial loss, interest cost and expected return on plan assets components of pension and postretirement costs. We exclude non-operating pension costs because we consider these to be impacted by financial market performance and outside the operational performance of our business.
Other Significant Items: Our comparable earnings measures also exclude other significant items that are not representative of our business operations. These other significant items vary from period to period and, in some periods, there may be no such significant items. In this reporting period, we exclude the following other significant items from our comparable earnings measures in this Form 10Q:
___(1) Pension-related charge (in the second quarter 2016 and year to date 2016). This charge represents a one-time, non-cash charge for benefit improvements made in 2009 that were not fully reflected in our projected benefit obligation.
      (2) Professional fees (in the second quarter 2015 and year to date 2015). These charges represent professional fees associated with the assessment of potential cost savings initiatives.
___(3) A benefit from a tax law change (in the second quarter 2015 and year to date 2015). In the second quarter of 2015, the states of Connecticut and Texas and the city of New York enacted changes to their tax systems, which decreased Ryder's provision for income taxes in each jurisdiction.
Calculation of comparable tax rate: The comparable provision for income taxes is computed using the same methodology as the GAAP provision for income taxes. Income tax effects of non-GAAP adjustments are calculated based on the statutory tax rates of the jurisdictions to which the non-GAAP adjustments relate.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Cash Flow Measures:
Total Cash Generated Free Cash Flow
We consider total cash generated and free cash flow to be important measures of comparative operating performance as our principal sources of operating liquidity are cash from operations and proceeds from the sale of revenue earning equipment.
Total Cash Generated: Total cash generated is defined as the sum of (1) net cash provided by operating activities, (2) net cash provided by the sale of revenue earning equipment and (3) operating property and equipment, (4) collections on direct finance leases and (5) other cash inflows from investing activities. We believe total cash generated is an important measure of total cash flows generated from our ongoing business activities.
Free Cash Flow: We refer to the net amount of cash generated from operating activities and investing activities (excluding changes in restricted cash and acquisitions) from continuing operations as “free cash flow”. We calculate free cash flow as the sum of (1) net cash provided by operating activities and (2) net cash provided by the sale of revenue earning equipment and (3) operating property and equipment, (4) collections on direct finance leases and (5) other cash inflows from investing activities, less (6) purchases of property and revenue earning equipment. We believe free cash flow provides investors with an important perspective on the cash available for debt service and for shareholders after making capital investments required to support ongoing business operations. Our calculation of free cash flow may be different from the calculation used by other companies and therefore comparability may be limited.

The following table provides a reconciliation of GAAP earnings before taxes (EBT), earnings, and earnings per diluted share (EPS) from continuing operations to comparable EBT, earnings and EPS from continuing operations, which was not provided within the MD&A discussion.

EBT, earnings and EPS from continuing operations in the six months ended June 30, 2016 and 2015 included certain items we do not consider indicative of our business operations and have been excluded from our comparable EBT, earnings and EPS measures. The following table lists a summary of these items, which are discussed in more detail throughout our MD&A and within the Notes to Consolidated Condensed Financial Statements:

	EBT		Earnings		Diluted EPS
	2016	2015	2016	2015	2016	2015
Three months ended June 30,	(In thousands, except per share amounts)
EBT/Earnings/EPS	$116,779	133,447	$74,042	85,917	$1.38	1.61
Non-operating pension costs	7,617	4,688	4,448	2,671	0.09	0.05
Pension-related charge	7,650	—	4,817	—	0.09	—
Professional fees	—	1,939	—	1,224	—	0.02
Tax law change	—	—	—	(1,860)	—	(0.03)
Comparable	$132,046	140,074	$83,307	87,952	$1.56	1.65

Six months ended June 30,
EBT/Earnings/EPS	$205,487	217,624	$130,227	139,243	$2.43	2.61
Non-operating pension costs	14,485	9,571	8,437	5,463	0.16	0.10
Pension-related charge	7,650	—	4,817	—	0.09	—
Professional fees	—	3,780	—	2,385	—	0.04
Tax law change	—	—	—	(1,860)	—	(0.03)
Comparable	$227,622	230,975	$143,481	145,231	$2.68	2.72

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table provides a reconciliation of total revenue to operating revenue, which was not provided within the MD&A discussion:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In thousands)
Total revenue	$1,703,744	1,662,931	$3,333,416	3,230,084
Fuel	(161,432)	(195,932)	(301,883)	(390,023)
Subcontracted transportation	(92,599)	(74,381)	(175,807)	(147,157)
Operating revenue	$1,449,713	1,392,618	$2,855,726	2,692,904

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

FORWARD-LOOKING STATEMENTS

Forward-looking statements (within the meaning of the Federal Private Securities Litigation Reform Act of 1995) are statements that relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends concerning matters that are not historical facts. These statements are often preceded by or include the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “could,” “should” or similar expressions. This Quarterly Report on Form 10-Q contains forward-looking statements including, but not limited to, statements regarding:

•	our expectations in our FMS business segment regarding anticipated full service lease and commercial rental revenue and demand;

•	our expectations in our DTS and SCS business segments regarding anticipated operating revenue trends and growth rates;

•	our expectations of the long-term residual values of revenue earning equipment;

•	the anticipated decline in NLE vehicles in inventory through the end of the year;

•	our expectations of operating cash flow and capital expenditures through the end of 2016;

•	the adequacy of our accounting estimates and reserves for pension expense, compensation expense and employee benefit plan obligations, depreciation and residual value guarantees and income taxes;

•	the adequacy of our fair value estimates of employee incentive awards under our share-based compensation plans, publicly traded debt and other debt;

•	our beliefs regarding the default risk of our direct financing lease receivables;

•	our ability to fund all of our operating, investing and financial needs for the foreseeable future through internally generated funds and outside funding sources;

•	the anticipated impact of fuel price fluctuations;

•	our expectations as to return on pension plan assets, future pension expense and estimated contributions;

•	our expectations regarding the scope, anticipated outcomes and the adequacy of our loss provisions with respect to certain claims, proceedings and lawsuits;

•	our ability to access commercial paper and other available debt financing in the capital markets; and

•	our expectations regarding the future use and availability of funding sources.

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

•	Decreases in freight demand which would impact both our transactional and variable-based contractual business

•	Changes in our customers’ operations, financial condition or business environment that may limit their need for, or ability to purchase, our services

•	Further decreases in market demand affecting the commercial rental market and used vehicle sales as well as global economic conditions.

•	Volatility in customer volumes and shifting customer demand in the industries serviced by our SCS business

•	Changes in current financial, tax or regulatory requirements that could negatively impact the leasing market

•	Competition:

•	Advances in technology may require increased investments to remain competitive, and our customers may not be willing to accept higher prices to cover the cost of these investments

•	Competition from other service providers, some of which have greater capital resources or lower capital costs, or from our customers, who may choose to provide services themselves

•	Continued consolidation in the markets in which we operate which may create large competitors with greater financial resources

•	Our inability to maintain current pricing levels due to economic conditions, demand for services, customer acceptance or competition

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

•	Profitability:

•	Our inability to obtain adequate profit margins for our services

•	Lower than expected sales volumes or customer retention levels

•	Lower full service lease sales activity

•	Decreases in commercial rental fleet utilization

•	Lower than expected used vehicle sales pricing levels and fluctuations in the anticipated proportion of retail versus wholesale sales

•	Loss of key customers in our DTS and SCS business segments

•	Our inability to adapt our product offerings to meet changing consumer preferences on a cost-effective basis

•	The inability of our legacy information technology systems to provide timely access to data

•	Sudden changes in fuel prices and fuel shortages

•	Higher prices for vehicles, diesel engines and fuel as a result of exhaust emissions standards enacted over the last few years

•	Higher than expected maintenance costs and lower than expected benefits associated with our maintenance initiatives

•	Our inability to successfully execute our asset management initiatives, maintain our fleet at normalized levels and right-size our fleet in line with demand

•	Our key assumptions and pricing structure of our DTS and SCS contracts prove to be invalid

•	Increased unionizing, labor strikes and work stoppages

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the second quarter of 2016, we carried out an evaluation, under the supervision and with the participation of management, including Ryder’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the second quarter of 2016, Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective.

Changes in Internal Controls over Financial Reporting

During the six months ended June 30, 2016, there were no changes in Ryder’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect such internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases we made of our common stock during the three months ended June 30, 2016:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Anti-Dilutive Program (2)
April 1 through April 30, 2016	233	$62.09	—	2,000,000
May 1 through May 31, 2016	321,819	68.05	321,718	1,678,000
June 1 through June 30, 2016	289	65.01	—	1,678,000
Total	322,341	$68.04	321,718
 ————————————

(1)
During the three months ended June 30, 2016, we purchased an aggregate of 322,000 shares of our common stock in employee-related transactions. Employee-related transactions may include: (i) shares of common stock withheld as payment for the exercise price of options exercised or to satisfy the employees' tax withholding liability associated with our share-based compensation programs and (ii) open-market purchases by the trustee of Ryder’s deferred compensation plans relating to investments by employees in our stock, one of the investment options available under the plans.

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

ITEM 6. EXHIBITS

10.4 (x)	Form of terms and conditions applicable to 2016 annual cash incentive awards granted under the Amended and Restated Ryder System, Inc. 2012 Equity and Incentive Compensation Plan.

10.4 (y)	Form of terms and conditions applicable to non-qualified stock options granted under the Amended and Restated Ryder System, Inc. 2012 Equity and Incentive Compensation Plan.

10.4 (z)	Form of terms and conditions applicable to performance-based restricted stock rights granted under the Amended and Restated Ryder System, Inc. 2012 Equity and Incentive Compensation Plan.

10.4 (aa)	Form of terms and conditions applicable to performance-based cash awards granted under the Amended and Restated Ryder System, Inc. 2012 Equity and Incentive Compensation Plan.

10.4 (bb)	Form of terms and conditions applicable to restricted stock rights granted under the Amended and Restated Ryder System, Inc. 2012 Equity and Incentive Compensation Plan.

10.4 (cc)	Form of terms and conditions applicable to restricted stock units granted under the Amended and Restated Ryder System, Inc. 2012 Equity and Incentive Compensation Plan.

12.1	Calculation of Ratio of Earnings to Fixed Charges

31.1	Certification of Robert E. Sanchez pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Art A. Garcia pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32	Certification of Robert E. Sanchez and Art A. Garcia pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYDER SYSTEM, INC.
(Registrant)

Date: July 27, 2016	By:	/s/ Art A. Garcia
Art A. Garcia
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: July 27, 2016	By:	/s/ Scott R. Allen
Scott R. Allen
Vice President and Controller
(Principal Accounting Officer)