Form 10-Q
period 2016-09-30
RYDER SYSTEM INC
filed 2016-10-25
CIK 85961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016
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

The number of shares of Ryder System, Inc. Common Stock ($0.50 par value per share) outstanding at September 30, 2016 was 53,468,413.

RYDER SYSTEM, INC.
FORM 10-Q QUARTERLY REPORT

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(In thousands, except per share amounts)
Lease and rental revenues	$803,006	802,881	$2,369,147	2,310,951
Services revenue	801,004	734,803	2,345,922	2,165,677
Fuel services revenue	120,408	131,382	342,765	422,522
Total revenues	1,724,418	1,669,066	5,057,834	4,899,150

Cost of lease and rental	557,901	550,541	1,665,693	1,600,271
Cost of services	658,793	606,364	1,936,636	1,792,182
Cost of fuel services	116,904	129,562	331,283	408,027
Other operating expenses	27,997	26,957	85,944	88,912
Selling, general and administrative expenses	198,805	203,093	632,466	624,566
Gains on used vehicles, net	(1,873)	(24,965)	(33,002)	(82,158)
Interest expense	37,440	38,986	112,597	114,863
Miscellaneous income, net	(3,247)	(1,372)	(10,968)	(5,037)
	1,592,720	1,529,166	4,720,649	4,541,626
Earnings from continuing operations before income taxes	131,698	139,900	337,185	357,524
Provision for income taxes	46,560	49,089	121,820	127,470
Earnings from continuing operations	85,138	90,811	215,365	230,054
Loss from discontinued operations, net of tax	(386)	(192)	(1,069)	(1,487)
Net earnings	$84,752	90,619	$214,296	228,567

Earnings (loss) per common share — Basic
Continuing operations	$1.60	1.71	$4.05	4.35
Discontinued operations	(0.01)	—	(0.02)	(0.03)
Net earnings	$1.60	1.71	$4.03	4.32

Earnings (loss) per common share — Diluted
Continuing operations	$1.59	1.70	$4.02	4.31
Discontinued operations	(0.01)	—	(0.02)	(0.03)
Net earnings	$1.59	1.69	$4.00	4.28

Cash dividends declared per common share	$0.44	0.41	$1.26	1.15

See accompanying notes to consolidated condensed financial statements.

Note: EPS amounts may not be additive due to rounding

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(In thousands)

Net earnings	$84,752	90,619	$214,296	228,567

Other comprehensive income (loss):

Currency translation adjustment and other	(19,296)	(42,748)	(37,874)	(73,093)

Amortization of pension and postretirement items	7,171	6,873	22,040	20,765
Income tax expense related to amortization of pension and postretirement items	(2,667)	(2,412)	(7,854)	(7,226)
Amortization of pension and postretirement items, net of tax	4,504	4,461	14,186	13,539

Change in net actuarial loss and prior service cost	—	—	(17,367)	(8,526)
Income tax benefit related to change in net actuarial loss and prior service cost	—	—	6,345	3,205
Change in net actuarial loss and prior service cost, net of taxes	—	—	(11,022)	(5,321)

Other comprehensive loss, net of taxes	(14,792)	(38,287)	(34,710)	(64,875)

Comprehensive income	$69,960	52,332	$179,586	163,692
See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)

	September 30, 2016	December 31, 2015
	(Dollars in thousands, except per share amount)
Assets:
Current assets:
Cash and cash equivalents	$74,994	60,945
Receivables, net of allowance of $14,911 and $15,560, respectively	856,763	835,489
Inventories	67,335	63,725
Prepaid expenses and other current assets	138,467	138,143
Total current assets	1,137,559	1,098,302
Revenue earning equipment, net	8,274,832	8,184,735
Operating property and equipment, net of accumulated depreciation of $1,116,439 and $1,083,604, respectively	740,375	714,970
Goodwill	387,730	389,135
Intangible assets, net of accumulated amortization of $50,145 and $45,736, respectively	49,994	55,192
Direct financing leases and other assets	518,283	510,246
Total assets	$11,108,773	10,952,580

Liabilities and shareholders’ equity:
Current liabilities:
Short-term debt and current portion of long-term debt	$1,055,146	634,530
Accounts payable	457,843	502,373
Accrued expenses and other current liabilities	516,862	543,352
Total current liabilities	2,029,851	1,680,255
Long-term debt	4,464,495	4,868,097
Other non-current liabilities	817,232	829,595
Deferred income taxes	1,700,154	1,587,522
Total liabilities	9,011,732	8,965,469

Shareholders’ equity:
Preferred stock, no par value per share — authorized, 3,800,917; none outstanding, September 30, 2016 or December 31, 2015	—	—
Common stock, $0.50 par value per share — authorized, 400,000,000; outstanding, September 30, 2016 — 53,468,413; December 31, 2015 — 53,490,603	26,734	26,745
Additional paid-in capital	1,022,307	1,006,021
Retained earnings	1,795,445	1,667,080
Accumulated other comprehensive loss	(747,445)	(712,735)
Total shareholders’ equity	2,097,041	1,987,111
Total liabilities and shareholders’ equity	$11,108,773	10,952,580
See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2016	2015
	(In thousands)
Cash flows from operating activities from continuing operations:
Net earnings	$214,296	228,567
Less: Loss from discontinued operations, net of tax	(1,069)	(1,487)
Earnings from continuing operations	215,365	230,054
Depreciation expense	878,173	828,148
Gains on used vehicles, net	(33,002)	(82,158)
Share-based compensation expense	13,870	16,112
Amortization expense and other non-cash charges, net	49,869	46,272
Deferred income tax expense	109,191	111,609
Changes in operating assets and liabilities:
Receivables	(69,169)	(23,751)
Inventories	(3,524)	1,275
Prepaid expenses and other assets	(24,241)	(33,334)
Accounts payable	68,599	(19,506)
Accrued expenses and other non-current liabilities	(20,387)	(3,385)
Net cash provided by operating activities from continuing operations	1,184,744	1,071,336

Cash flows from financing activities:
Net change in commercial paper borrowings and revolving credit facilities	73,597	184,750
Debt proceeds	298,254	1,329,810
Debt repaid	(340,707)	(795,837)
Dividends on common stock	(67,651)	(61,436)
Common stock issued	9,626	20,397
Common stock repurchased	(25,658)	(6,141)
Excess tax benefits from share-based compensation and other items	(1,685)	723
Debt issuance costs	(1,012)	(7,483)
Net cash (used in) provided by financing activities	(55,236)	664,783

Cash flows from investing activities:
Purchases of property and revenue earning equipment	(1,511,359)	(2,087,294)
Sales of revenue earning equipment	331,720	319,766
Sales of operating property and equipment	6,623	1,203
Collections on direct finance leases and other items	60,229	51,166
Changes in restricted cash	4,203	7,781
Net cash used in investing activities	(1,108,584)	(1,707,378)

Effect of exchange rate changes on cash	(5,567)	(2,006)
Increase in cash and cash equivalents from continuing operations	15,357	26,735

Decrease in cash and cash equivalents from discontinued operations	(1,308)	(1,440)

Increase in cash and cash equivalents	14,049	25,295
Cash and cash equivalents at January 1	60,945	50,092
Cash and cash equivalents at September 30	$74,994	75,387
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

2. RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Cash Flows

In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-15, Statement of Cash Flows, which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. The guidance will be effective January 1, 2018, with early adoption permitted. The standard is to be adopted on a retrospective basis. We do not expect this standard to have a material impact on the presentation of our consolidated cash flows.

Financial Instruments

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. The standard applies to financial instruments including, but not limited to, trade and other receivables, held-to-maturity debt securities, loans and net investments in leases. The standard requires estimating expected credit losses over the remaining life of an instrument or a portfolio of instruments with similar risk characteristics based on relevant information about past events, current conditions and reasonable forecasts. The initial estimate of and the subsequent changes in expected credit losses will be recognized as credit loss expense through current earnings and will be reflected as an allowance for credit losses offsetting the carrying value of the financial instrument(s) on the balance sheet. The standard is effective January 1, 2020, with early adoption as of January 1, 2019 permitted. The standard is to be applied using a modified retrospective transition method. We do not expect this standard to have a material impact on our consolidated financial position, results of operations or cash flows.

Share-Based Payments

In March 2016, the FASB issued ASU No. 2016-09, Stock Compensation, which is intended to simplify several aspects of the accounting for share-based payment award transactions. The guidance will be effective January 1, 2017. We do not expect this standard to have a material impact on our consolidated financial position, results of operations or cash flows.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases. The standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The standard is effective January 1, 2019, with early adoption permitted. The standard is to be applied using a modified retrospective transition method. We are evaluating the impact on our consolidated financial position, results of operations and cash flows.

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which together with related, subsequently issued guidance, requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU is effective January 1, 2018, and will replace most existing revenue recognition guidance. The standard permits the use of either the modified retrospective or cumulative effect transition methods. We are evaluating transition methods and the impact on our consolidated financial position and results of operations.

Presentation of Debt Issuance Costs

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which required an entity to present debt issuance costs as a direct reduction from the carrying amount of the related debt liability on the balance sheet. We adopted this guidance on January 1, 2016 and reclassified $15 million from other assets to long-term debt in our December 31, 2015 balance sheet. Other than the change in presentation within the Consolidated Condensed Balance Sheets, this accounting guidance did not impact our consolidated financial position, results of operations or cash flows.

3. REVENUE EARNING EQUIPMENT

	September 30, 2016			December 31, 2015
	Cost	Accumulated Depreciation	Net Book Value(1)	Cost	Accumulated Depreciation	Net Book Value(1)
	(In thousands)
Held for use:
Full service lease	$9,460,749	(2,979,195)	6,481,554	$8,839,941	(2,723,605)	6,116,336
Commercial rental	2,529,929	(893,545)	1,636,384	2,811,715	(907,412)	1,904,303
Held for sale	503,160	(346,266)	156,894	496,634	(332,538)	164,096
Total	$12,493,838	(4,219,006)	8,274,832	$12,148,290	(3,963,555)	8,184,735

————————————

(1)
Revenue earning equipment, net includes vehicles acquired under capital leases of $42.9 million, less accumulated depreciation of $21.6 million, at September 30, 2016, and $47.5 million, less accumulated depreciation of $22.2 million, at December 31, 2015.

We lease revenue earning equipment to customers for periods typically ranging from three to seven years for trucks and tractors and up to ten years for trailers. The majority of our leases are classified as operating leases. However, some of our revenue earning equipment leases are classified as direct financing leases and, to a lesser extent, sales-type leases. As of September 30, 2016 and December 31, 2015, the net investment in direct financing and sales-type leases was $418 million and $438 million, respectively. Our direct financing lease customers operate in a wide variety of industries, and we have no significant customer concentrations in any one industry. We assess credit risk for all of our customers including those who lease equipment under direct financing leases prior to signing a full service lease contract. For those customers who are designated as high risk, we typically require deposits to be paid in advance in order to mitigate our credit risk. Additionally, our receivables are collateralized by the vehicles which further mitigates our credit risk.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

As of September 30, 2016 and December 31, 2015, the amount of direct financing lease receivables past due was not significant, and there were no impaired receivables. Accordingly, we do not believe there is a material risk of default with respect to the direct financing lease receivables.

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

The following table presents our assets held for sale that are measured at fair value on a nonrecurring basis and considered a Level 3 fair value measurement:

			Total Losses (2)
	September 30,		Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015	2016	2015
	(In thousands)
Assets held for sale:
Revenue earning equipment (1):
Trucks	$17,091	7,701	$2,528	1,657	$6,842	4,400
Tractors	61,480	10,093	7,985	2,062	22,073	3,970
Trailers	2,563	1,195	1,152	610	2,589	1,582

Total assets at fair value	$81,134	18,989	$11,665	4,329	$31,504	9,952
 ————————————

(1)
Assets held for sale in the above table only include the portion of revenue earning equipment held for sale where net book values exceeded fair values and fair value adjustments were recorded. The net book value of assets held for sale not exceeding fair value was $75.8 million and $145.1 million as of September 30, 2016 and 2015, respectively.

(2)	Total losses represent fair value adjustments for all vehicles reclassified to held for sale throughout the period for which fair value was less than carrying value.

For the three and nine months ended September 30, 2016 and 2015, the components of gains on used vehicles, net were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(In thousands)
Gains on vehicle sales, net	$(13,538)	(29,294)	$(64,506)	(92,110)
Losses from fair value adjustments	11,665	4,329	31,504	9,952
Gains on used vehicles, net	$(1,873)	(24,965)	$(33,002)	(82,158)

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

4. ACCRUED EXPENSES AND OTHER LIABILITIES

	September 30, 2016			December 31, 2015
	Accrued Expenses	Non-Current Liabilities	Total	Accrued Expenses	Non-Current Liabilities	Total
	(In thousands)
Salaries and wages	$88,592	—	88,592	$99,032	—	99,032
Deferred compensation	2,874	44,702	47,576	2,252	41,691	43,943
Pension benefits	3,808	466,721	470,529	3,790	484,892	488,682
Other postretirement benefits	1,634	19,536	21,170	1,624	20,002	21,626
Other employee benefits	23,843	5,040	28,883	8,956	9,706	18,662
Insurance obligations (1)	140,528	221,254	361,782	157,014	213,256	370,270
Environmental liabilities	3,839	5,911	9,750	3,791	6,554	10,345
Operating taxes	96,813	—	96,813	101,649	—	101,649
Income taxes	444	23,467	23,911	3,378	22,366	25,744
Interest	37,128	—	37,128	31,218	—	31,218
Customer deposits	62,035	4,688	66,723	61,869	5,085	66,954
Deferred revenue	14,556	—	14,556	13,038	—	13,038
Restructuring liabilities (2)	2,391	—	2,391	12,333	—	12,333
Other	38,377	25,913	64,290	43,408	26,043	69,451
Total	$516,862	817,232	1,334,094	$543,352	829,595	1,372,947
 ————————————

(1)	Insurance obligations primarily represent claims for which we are self-insured.

(2)
The reduction in restructuring liabilities from December 31, 2015 principally represents cash payments for employee termination costs. The majority of the balance remaining in restructuring liabilities is expected to be paid by the end of 2016.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

5. DEBT

	Weighted-Average Interest Rate
	September 30, 2016	December 31, 2015	Maturities	September 30, 2016	December 31, 2015
				(In thousands)
Short-term debt and current portion of long-term debt:
Short-term debt	0.92%	2.26%		$133,713	35,947
Current portion of long-term debt				921,433	598,583
Total short-term debt and current portion of long-term debt				1,055,146	634,530
Long-term debt:
U.S. commercial paper (1)	0.76%	0.55%	2020	490,685	547,130
Global revolving credit facility	2.06%	2.31%	2020	60,885	25,291
Unsecured U.S. notes — Medium-term notes (1)	2.91%	2.84%	2016-2025	4,113,583	4,112,519
Unsecured U.S. obligations	2.09%	1.73%	2018	50,000	50,000
Unsecured foreign obligations	1.74%	1.92%	2017-2020	248,376	275,661
Asset-backed U.S. obligations (2)	1.77%	1.81%	2016-2022	395,898	434,001
Capital lease obligations	3.18%	3.31%	2016-2023	25,818	32,054
Total before fair market value adjustment				5,385,245	5,476,656
Fair market value adjustment on notes subject to hedging (3)				14,213	5,253
Debt issuance costs (4)				(13,530)	(15,229)
				5,385,928	5,466,680
Current portion of long-term debt				(921,433)	(598,583)
Long-term debt				4,464,495	4,868,097
Total debt				$5,519,641	5,502,627
 ————————————

(1)	Amounts are net of aggregate unamortized original issue discounts of $6.8 million and $7.7 million at September 30, 2016 and December 31, 2015, respectively.

(2)	Asset-backed U.S. obligations are related to financing transactions involving revenue earning equipment.

(3)	The notional amount of executed interest rate swaps designated as fair value hedges was $825 million at September 30, 2016 and December 31, 2015.

(4)	See Note 2, "Recent Accounting Pronouncements," for further discussion of the presentation of debt issuance costs.

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

The credit facility is used primarily to finance working capital but can also be used to issue up to $75 million in letters of credit (there were no letters of credit outstanding against the facility at September 30, 2016). At our option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. The credit facility contains no provisions limiting its availability in the event of a material adverse change to Ryder’s business operations; however, the credit facility does contain standard representations and warranties, events of default, cross-default provisions and certain affirmative and negative covenants.

In order to maintain availability of funding, we must maintain a ratio of debt to consolidated net worth of less than or equal to 300%. Net worth, as defined in the credit facility, represents shareholders' equity excluding any accumulated other comprehensive income or loss associated with our pension and other postretirement plans. The ratio at September 30, 2016 was 206%. At September 30, 2016, there was $514.4 million available under the credit facility.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

Our global revolving credit facility enables us to refinance short-term obligations on a long-term basis. Short-term commercial paper obligations not expected to require the use of working capital are classified as long-term as we have both the intent and ability to refinance on a long-term basis. In addition, we have the intent and ability to refinance the current portion of certain long-term debt on a long-term basis. At September 30, 2016, we classified $490.7 million of short-term commercial paper, $349.9 million of current debt obligations and $60.9 million of short-term borrowings under our global revolving credit facility as long-term. At December 31, 2015, we classified $547.1 million of short-term commercial paper, $300.0 million of current debt obligations and $25.3 million of short-term borrowings under our global revolving credit facility as long-term.

In February 2016, we issued $300 million of unsecured medium-term notes maturing in November 2021. The proceeds from these notes were used to pay off maturing debt and for general corporate purposes. If these notes are downgraded below investment grade following, and as a result of, a change in control, the note holders can require us to repurchase all or a portion of the notes at a purchase price equal to 101% of principal value plus accrued and unpaid interest.

We have a trade receivables purchase and sale program, pursuant to which we sell certain of our domestic trade accounts receivable to a bankruptcy remote, consolidated subsidiary of Ryder, that in turn sells, on a revolving basis, an ownership interest in certain of these accounts receivable to a committed purchaser. The subsidiary is considered a VIE and is consolidated based on our control of the entity’s activities. We use this program to provide additional liquidity to fund our operations, particularly when it is cost effective to do so. The costs under the program may vary based on changes in interest rates. The available proceeds that may be received under the program are limited to $175 million. The program was renewed in October 2016. If no event occurs which causes early termination, the 364-day program will expire on October 23, 2017. The program contains provisions restricting its availability in the event of a material adverse change to our business operations or the collectibility of the collateralized receivables. Sales of receivables under this program are accounted for as secured borrowings based on our continuing involvement in the transferred assets. No amounts were outstanding under the program at September 30, 2016 or December 31, 2015.

At September 30, 2016 and December 31, 2015, we had letters of credit and surety bonds outstanding totaling $338.9 million and $345.7 million, respectively, which primarily guarantee the payment of insurance claims.

The fair value of total debt (excluding capital lease and asset-backed U.S. obligations) at September 30, 2016 and December 31, 2015 was approximately $5.21 billion and $5.06 billion, respectively. For publicly-traded debt, estimates of fair value were based on market prices. For other debt, fair value was estimated based on a model-driven approach using rates currently available to us for debt with similar terms and remaining maturities. The fair value measurements of our publicly-traded debt and other debt were classified within Level 2 of the fair value hierarchy. The carrying amounts reported in the Consolidated Condensed Balance Sheets for “Cash and cash equivalents,” “Receivables, net” and “Accounts payable” approximate fair value because of the immediate or short-term maturities of these financial instruments.

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

As of September 30, 2016, we had interest rate swaps outstanding which are designated as fair value hedges for certain debt obligations, with a total notional value of $825 million and maturities through 2020. Interest rate swaps are measured at fair value on a recurring basis using Level 2 fair value inputs. The fair value of these interest rate swaps was approximately $14.2 million and $5.4 million as of September 30, 2016 and December 31, 2015, respectively. The amounts are presented in "Direct financing leases and other assets" in our Consolidated Condensed Balance Sheets. Changes in the fair value of our interest rate swaps were offset by changes in the fair value of the hedged debt instruments. Accordingly, there was no ineffectiveness related to the interest rate swaps.

7. SHARE REPURCHASE PROGRAMS

In December 2015, our Board of Directors authorized a share repurchase program intended to mitigate the dilutive impact of shares issued under our employee stock plans (the program).  Under the program, management is authorized to repurchase (i) up to 1.5 million shares of common stock, the sum of which will not exceed the number of shares issued to employees under the Company’s employee stock plans from December 1, 2015 to December 9, 2017,  plus (ii) 0.5 million shares issued to employees that were not repurchased under the Company’s previous share repurchase program.  The program limits aggregate share repurchases to no more than 2 million shares of Ryder common stock.  Share repurchases of common stock are made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. Management may establish prearranged written plans for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the program, which allow for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan.

During the nine months ended September 30, 2016 and September 30, 2015, we repurchased 379,896 shares for $25.7 million and 69,107 shares for $6.1 million, respectively.

8. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following summary sets forth the components of accumulated other comprehensive loss, net of tax:

	Currency Translation Adjustments and Other	Net Actuarial Loss (1)	Prior Service (Cost)/ Credit (1)	Accumulated Other Comprehensive Loss
	(In thousands)
December 31, 2015	$(136,020)	(576,993)	278	(712,735)
Amortization	—	14,052	134	14,186
Other current period change	(37,874)	(5,495)	(5,527)	(48,896)
September 30, 2016	$(173,894)	(568,436)	(5,115)	(747,445)

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

	Currency Translation Adjustments and Other	Net Actuarial Loss (1)	Prior Service Credit (1)	Accumulated Other Comprehensive Loss
	(In thousands)
December 31, 2014	$(36,087)	(585,941)	1,758	(620,270)
Amortization	—	14,605	(1,066)	13,539
Other current period change	(73,093)	(5,321)	—	(78,414)
September 30, 2015	$(109,180)	(576,657)	692	(685,145)
_______________________

(1)	These amounts are included in the computation of net pension expense. See Note 11, "Employee Benefit Plans," for further information.

The loss from currency translation adjustments in the nine months ended September 30, 2016 of $37.9 million was primarily due to the weakening of the British Pound against the U.S. Dollar, partially offset by the strengthening of the Canadian Dollar against the U.S. Dollar. The loss from currency translation adjustments in the nine months ended September 30, 2015 of $73.1 million was due to the weakening of the Canadian Dollar and British Pound against the U.S. Dollar.

9. EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per common share from continuing operations:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(In thousands, except per share amounts)
Earnings per share — Basic:
Earnings from continuing operations	$85,138	90,811	$215,365	230,054
Less: Earnings allocated to unvested stock	(261)	(266)	(674)	(654)
Earnings from continuing operations available to common shareholders — Basic	$84,877	90,545	$214,691	229,400

Weighted average common shares outstanding — Basic	52,953	52,888	53,029	52,770

Earnings from continuing operations per common share — Basic	$1.60	1.71	$4.05	4.35

Earnings per share — Diluted:
Earnings from continuing operations	$85,138	90,811	$215,365	230,054
Less: Earnings allocated to unvested stock	(260)	(265)	(672)	(649)
Earnings from continuing operations available to common shareholders — Diluted	$84,878	90,546	$214,693	229,405

Weighted average common shares outstanding — Basic	52,953	52,888	53,029	52,770
Effect of dilutive equity awards	338	445	315	476
Weighted average common shares outstanding — Diluted	53,291	53,333	53,344	53,246

Earnings from continuing operations per common share — Diluted	$1.59	1.70	$4.02	4.31

Anti-dilutive equity awards not included above	653	352	836	300

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

10. SHARE-BASED COMPENSATION PLANS

Share-based incentive awards are provided to employees under the terms of various share-based compensation plans (collectively, the “Plans”). The Plans are administered by the Compensation Committee of the Board of Directors and principally include at-the-money stock options, unvested stock and cash awards. Unvested stock awards include grants of market-based, performance-based and time-vested restricted stock rights. Under the terms of our Plans, dividends are not paid unless the stock award vests. Upon vesting, the amount of the dividends paid is equal to the aggregate dividends declared on common shares during the period from the grant date of the award until the date the shares underlying the award are delivered.

The following table provides information on share-based compensation expense and income tax benefits recognized during the periods:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(In thousands)
Stock option and stock purchase plans	$1,633	1,948	$5,410	6,205
Unvested stock	2,237	2,995	8,460	9,907
Share-based compensation expense	3,870	4,943	13,870	16,112
Income tax benefit	(1,321)	(1,652)	(4,691)	(5,395)
Share-based compensation expense, net of tax	$2,549	3,291	$9,179	10,717

The following table is a summary of compensation expense recognized for market-based cash awards in addition to the share-based compensation expense reported in the previous table:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(In thousands)
Cash awards	$119	197	$447	661

Total unrecognized pre-tax compensation expense related to all share-based compensation arrangements at September 30, 2016 was $21.2 million and is expected to be recognized over a weighted-average period of 1.8 years.

The following table is a summary of the awards granted under the Plans during the periods presented:

	Nine months ended September 30,
	2016	2015
	(Shares in thousands)
Stock options	513	362
Market-based restricted stock rights	34	19
Performance-based restricted stock rights	45	42
Time-vested restricted stock rights	129	87
Total	721	510

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

11. EMPLOYEE BENEFIT PLANS

Components of net pension expense were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(In thousands)
Pension Benefits
Company-administered plans:
Service cost	$2,660	3,612	$9,065	10,805
Interest cost	22,754	21,777	72,086	65,712
Expected return on plan assets	(22,601)	(24,697)	(68,353)	(74,618)
Amortization of:
Net actuarial loss	7,324	7,665	23,889	23,137
Prior service cost/(credit)	320	(80)	3,060	(230)
	10,457	8,277	39,747	24,806
Union-administered plans	2,493	1,772	7,221	6,057
Net pension expense	$12,950	10,049	$46,968	30,863

Company-administered plans:
U.S.	$10,952	8,746	$41,389	26,237
Non-U.S.	(495)	(469)	(1,642)	(1,431)
	10,457	8,277	39,747	24,806
Union-administered plans	2,493	1,772	7,221	6,057
Net pension expense	$12,950	10,049	$46,968	30,863

During the second quarter of 2016, we determined that certain pension benefit improvements made in 2009 had not been fully reflected in our projected benefit obligation. Because the amounts were not material to our consolidated financial statements in any individual period, and the cumulative amount is not material to 2016 results, we recognized a one-time, non-cash charge of $7.7 million in "Selling, general and administrative expenses" and a $12.8 million pre-tax increase to “Accumulated other comprehensive loss” in our second quarter 2016 consolidated condensed financial statements to correctly state the pension benefit obligation and account for these 2009 benefit improvements.

During the third quarter of 2015, we recorded adjustments of $0.5 million to previously recorded, estimated pension settlement charges related to the exit from U.S. multi-employer pension plans.

During the nine months ended September 30, 2016, we contributed $65.3 million to our pension plans. In 2016, the expected total contributions to our pension plans are approximately $80 million. We also maintain other postretirement benefit plans that are not reflected in the above table. The amount of postretirement benefit expense was not material for the three or nine months ended September 30, 2016.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

12. OTHER MATTERS

We are a party to various claims, complaints and proceedings arising in the ordinary course of our continuing business operations including, but not limited to, those relating to commercial and employment claims, environmental matters, risk management matters (e.g., vehicle liability, workers’ compensation, etc.) and administrative assessments primarily associated with operating taxes. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. For matters from continuing operations, we believe that the resolution of these claims, complaints and legal proceedings will not have a material effect on our consolidated condensed financial statements.

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

In Brazil, various matters related to income taxes and social contribution taxes, as well as tax credits used to offset those taxes, were assessed by the Revenue Department for the 1997, 1998, 2004, 2005 and 2006 tax years. When available and appropriate, we have entered into various amnesty programs offered by the Brazilian tax authorities to settle some of these assessments at a discount and continue to evaluate these when offered.  Payments to resolve open matters through these amnesty programs were not material and were reflected as costs in discontinued operations.  Open matters, combined, total approximately $4 million in assessments, penalties and interest and are pending at various levels of the administrative tax courts.  We believe it is more likely than not that our position will ultimately be sustained either in these administrative courts or in actions before the judicial courts, if required.

13. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information was as follows:

	Nine months ended September 30,
	2016	2015
	(In thousands)
Interest paid	$100,903	110,141
Income taxes paid	12,250	13,635
Changes in accounts payable related to purchases of revenue earning equipment	(107,177)	18,307
Operating and revenue earning equipment acquired under capital leases	947	5,956

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

14. SEGMENT REPORTING

Our primary measurement of segment financial performance, defined as segment “Earnings Before Tax” (EBT) from continuing operations, includes an allocation of Central Support Services (CSS) and excludes non-operating pension costs and certain professional fees associated with cost savings initiatives. Fleet Management Solutions (FMS) EBT, Dedicated Transportation Solutions (DTS) EBT and Supply Chain Solutions (SCS) EBT are our primary measures of segment performance. CSS represents those costs incurred to support all business segments, including human resources, finance, corporate services, public affairs, information technology, health and safety, legal, marketing and corporate communications. The objective of the EBT measurement is to provide clarity on the profitability of each segment and, ultimately, to hold leadership of each segment accountable for their allocated share of CSS costs. Certain costs are not attributable to any segment and remain unallocated in CSS, including costs for investor relations, public affairs and certain executive compensation.

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

The following tables set forth financial information for each of our segments and provide a reconciliation between segment EBT and earnings from continuing operations before income taxes for the three and nine months ended September 30, 2016 and 2015. Segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

	FMS	DTS	SCS	Eliminations	Total
	(In thousands)
For the three months ended September 30, 2016
Revenue from external customers	$1,046,599	260,921	416,898	—	1,724,418
Inter-segment revenue	108,412	—	—	(108,412)	—
Total revenue	$1,155,011	260,921	416,898	(108,412)	1,724,418

Segment EBT	$112,282	17,587	30,954	(12,606)	148,217
Unallocated CSS					(9,313)
Non-operating pension costs					(7,206)
Earnings from continuing operations before income taxes					$131,698

Segment capital expenditures paid (1)	$375,779	1,060	8,181	—	385,020
Unallocated CSS capital expenditures paid					6,157
Capital expenditures paid					$391,177

For the three months ended September 30, 2015
Revenue from external customers	$1,054,840	226,921	387,305	—	1,669,066
Inter-segment revenue	102,738	—	—	(102,738)	—
Total revenue	$1,157,578	226,921	387,305	(102,738)	1,669,066

Segment EBT	$126,433	13,296	26,573	(11,998)	154,304
Unallocated CSS					(10,070)
Non-operating pension costs					(4,780)
Other items (2)					446
Earnings from continuing operations before income taxes					$139,900

Segment capital expenditures paid (1)	$740,049	1,175	4,195	—	745,419
Unallocated CSS capital expenditures paid					12,657
Capital expenditures paid					$758,076
 ————————————

(1)	Excludes revenue earning equipment acquired under capital leases.

(2)	Consists of pension-related adjustments and certain professional fees associated with cost savings initiatives.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

	FMS	DTS	SCS	Eliminations	Total
	(In thousands)
For the nine months ended September 30, 2016
Revenue from external customers	$3,086,144	764,025	1,207,665	—	5,057,834
Inter-segment revenue	318,308	—	—	(318,308)	—
Total revenue	$3,404,452	764,025	1,207,665	(318,308)	5,057,834

Segment EBT	$306,387	48,327	79,121	(37,116)	396,719
Unallocated CSS					(30,193)
Non-operating pension costs					(21,691)
Pension-related adjustments (1)					(7,650)
Earnings from continuing operations before income taxes					$337,185

Segment capital expenditures paid (2)	$1,438,104	1,940	52,643	—	1,492,687
Unallocated CSS capital expenditures paid					18,672
Capital expenditures paid					$1,511,359

For the nine months ended September 30, 2015
Revenue from external customers	$3,080,756	663,094	1,155,300	—	4,899,150
Inter-segment revenue	313,321	—	—	(313,321)	—
Total revenue	$3,394,077	663,094	1,155,300	(313,321)	4,899,150

Segment EBT	$338,603	34,701	69,961	(35,120)	408,145
Unallocated CSS					(32,936)
Non-operating pension costs					(14,351)
Other items (3)					(3,334)
Earnings from continuing operations before income taxes					$357,524

Segment capital expenditures paid (2)	$2,040,334	2,530	13,752	—	2,056,616
Unallocated CSS capital expenditures paid					30,678
Capital expenditures paid					$2,087,294
 ————————————

(1)
During the second quarter of 2016, we determined that certain pension benefit improvements made in 2009 were not fully reflected in our projected benefit obligation. We recognized a charge of $7.7 million related to these benefit improvements.

(2)	Excludes revenue earning equipment acquired under capital leases.

(3)	Consists of pension-related adjustments and certain professional fees associated with cost savings initiatives.

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

This Management’s Discussion and Analysis (MD&A) includes certain non-GAAP financial measures.  Please refer to the “Non-GAAP Financial Measures” section of this MD&A for information on the non-GAAP measures included in the MD&A, reconciliations to the most comparable GAAP financial measure and the reasons why we believe each measure is useful to investors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Operating results were as follows:

	Three months ended September 30,		Nine months ended September 30,		Change 2016/2015
	2016	2015	2016	2015	Three Months	Nine Months
	(In thousands, except per share amounts)
Total revenue	$1,724,418	1,669,066	$5,057,834	4,899,150	3%	3%
Operating revenue (1)	1,468,293	1,426,465	4,324,019	4,119,369	3%	5%

EBT	$131,698	139,900	$337,185	357,524	(6)%	(6)%
Comparable EBT (2)	138,904	144,234	366,526	375,209	(4)%	(2)%
Earnings from continuing operations	85,138	90,811	215,365	230,054	(6)%	(6)%
Comparable earnings from continuing operations (2)	89,354	93,268	232,835	238,499	(4)%	(2)%
Net earnings	84,752	90,619	214,296	228,567	(6)%	(6)%

Earnings per common share (EPS) — Diluted
Continuing operations	$1.59	1.70	$4.02	4.31	(6)%	(7)%
Comparable (2)	1.67	1.74	4.35	4.47	(4)%	(3)%
Net earnings	1.59	1.69	4.00	4.28	(6)%	(7)%
  ————————————

(1)
Non-GAAP financial measure. Refer to the“Non-GAAP Financial Measures” section of this MD&A for a reconciliation of total revenue to operating revenue and the reasons why management believes this measure is important to investors.

(2)
Non-GAAP financial measures. Refer to the “Non-GAAP Financial Measures” section for a reconciliation of EBT, net earnings and earnings per diluted common share to the comparable measures and the reasons why management believes these measures are important to investors.

Total revenue and operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation) increased 3% in the third quarter of 2016. For the nine months ended September 30, 2016, total revenue increased 3% and operating revenue increased 5%. Total revenue and operating revenue growth in both periods was due to growth in the full service lease fleet and higher prices on replacement vehicles in FMS and new business, increased volumes and higher pricing in SCS and DTS. These increases were partially offset by lower demand in the commercial rental product line and negative impacts from foreign exchange. Increased total revenue was also partially offset by lower fuel costs passed through to customers.

EBT decreased 6% in both the third quarter of 2016 and nine months ended September 30, 2016, reflecting lower used vehicle and commercial rental results, partially offset by higher full service lease results in FMS, lower insurance costs in DTS and increased pricing, new business and increased volumes in DTS and SCS. The 2016 EBT decrease in the nine months ended September 30, 2016, also reflects a $7.7 million pension charge related to certain 2009 pension benefit improvements that were not fully reflected in our pension benefit obligation. EBT was negatively impacted by foreign exchange in the three and nine months ended September 30, 2016, by 100 basis points.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

CONSOLIDATED RESULTS

Lease and Rental

	Three months ended September 30,		Nine months ended September 30,		Change 2016/2015
	2016	2015	2016	2015	Three Months	Nine Months
	(Dollars in thousands)
Lease and rental revenues	$803,006	802,881	$2,369,147	2,310,951	—%	3%
Cost of lease and rental	557,901	550,541	1,665,693	1,600,271	1%	4%
Gross margin	245,105	252,340	703,454	710,680	(3)%	(1)%
Gross margin %	31%	31%	30%	31%

Lease and rental revenues represent full service lease and commercial rental product offerings within our FMS segment. Revenues were approximately $803 million in the third quarter of 2016, consistent with the third quarter of 2015. For 2016, higher full service lease revenue, driven by growth in the average full service lease fleet and higher prices on replacement vehicles, was offset by lower commercial rental revenue reflecting lower demand and a negative impact from foreign exchange. Revenues increased 3% in the nine months ended September 30, 2016, primarily driven by a larger average full service lease fleet and higher prices on replacement vehicles, partially offset by lower commercial rental revenue reflecting lower demand and a negative impact from foreign exchange. Foreign exchange negatively impacted revenue growth by 100 basis points in both periods.

Cost of lease and rental represents the direct costs related to lease and rental revenues. These costs consist of depreciation of revenue earning equipment, maintenance costs (primarily repair parts and labor), and other costs such as licenses, insurance and operating taxes. Cost of lease and rental excludes interest costs from vehicle financing. Cost of lease and rental increased 1% in the third quarter and 4% in the nine months ended September 30, 2016, primarily due to higher depreciation and maintenance costs from a larger average lease fleet, partially offset by lower depreciation on a smaller average rental fleet (13% lower in the third quarter and 6% lower in the nine months ended September 30, 2016). Cost of lease and rental benefited by approximately $9 million in the third quarter of 2016 and $26 million in the nine months ended September 30, 2016, due to changes in estimated residual values effective January 1, 2016. Foreign exchange also reduced cost of lease and rental by 100 basis points in both periods.

Lease and rental gross margin decreased 3% in the third quarter and 1% in the nine months ended September 30, 2016. Lease and rental gross margin as a percentage of revenue remained at 31% in the third quarter and decreased to 30% in the nine months ended September 30, 2016. The decrease in gross margin dollars in the third quarter of 2016 and the nine months ended September 30, 2016 was due to lower commercial rental demand, partially offset by higher prices on lease replacement vehicles and lease fleet growth, as well as benefits from improved residual values. The decrease in gross margin as a percentage of revenue in the nine months ended September 30, 2016, reflects lower commercial rental fleet utilization, partially offset by benefits from improved residual values.

Services

	Three months ended September 30,		Nine months ended September 30,		Change 2016/2015
	2016	2015	2016	2015	Three Months	Nine Months
	(Dollars in thousands)
Services revenue	$801,004	734,803	$2,345,922	2,165,677	9%	8%
Cost of services	658,793	606,364	1,936,636	1,792,182	9%	8%
Gross margin	142,211	128,439	409,286	373,495	11%	10%
Gross margin %	18%	17%	17%	17%

Services revenue represents all the revenues associated with our DTS and SCS segments, as well as contract maintenance, contract-related maintenance and fleet support services associated with our FMS segment. Services revenue increased 9% in the third quarter and 8% in the nine months ended September 30, 2016, due to new business, increased volumes and higher pricing in the DTS and SCS segments. The contract-related maintenance and contract maintenance product lines benefited from growth in fleet size, and contract-related maintenance revenue also increased from higher volumes. These increases were partially offset

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

by lower fuel prices passed through to our DTS and SCS customers. Foreign exchange also negatively impacted revenue growth by 200 basis points in both periods.

Cost of services represents the direct costs related to services revenue and is primarily comprised of salaries and employee-related costs, subcontracted transportation (purchased transportation from third parties) and maintenance costs. Cost of services increased 9% in the third quarter of 2016 and 8% in the nine months ended September 30, 2016 due to higher volumes, partially offset by lower fuel and insurance costs. Foreign exchange reduced cost of services by 100 basis points in both periods.

Services gross margin increased 11% in the third quarter and 10% in the nine months ended September 30, 2016. Services gross margin as a percentage of revenue increased to 18% in the third quarter and remained at 17% in the nine months ended September 30, 2016. The increase in gross margin dollars reflects benefits from higher pricing, new business and higher volumes in our DTS and SCS segments. Increased gross margin dollars also benefited from growth in the full service lease fleet size, higher volumes in the contract-related business and growth in the contract maintenance fleet.

Fuel

	Three months ended September 30,		Nine months ended September 30,		Change 2016/2015
	2016	2015	2016	2015	Three Months	Nine Months
	(Dollars in thousands)
Fuel services revenue	$120,408	131,382	$342,765	422,522	(8)%	(19)%
Cost of fuel services	116,904	129,562	331,283	408,027	(10)%	(19)%
Gross margin	3,504	1,820	11,482	14,495	93%	(21)%
Gross margin %	3%	1%	3%	3%

Fuel services revenue represents fuel services provided to our FMS customers. Fuel services revenue decreased 8% in the third quarter and 19% in the nine months ended September 30, 2016, due to lower fuel prices passed through to customers.

Cost of fuel services includes the direct costs associated with providing our customers with fuel. These costs include fuel, salaries and employee-related costs of fuel island attendants and depreciation of our fueling facilities and equipment. Cost of fuel services decreased 10% in the third quarter and 19% in the nine months ended September 30, 2016, as a result of lower fuel prices.

Fuel services gross margin increased 93% in the third quarter and decreased 21% in the nine months ended September 30, 2016. Fuel services gross margin as a percentage of revenue increased to 3% in the third quarter and remained at 3% in the nine months ended September 30, 2016, compared to the same periods of 2015. Fuel is largely a pass-through to customers for which we realize minimal changes in margin during periods of steady market fuel prices. However, fuel services margin is impacted by sudden increases or decreases in market fuel prices during a short period of time, as customer pricing for fuel is established based on trailing market fuel costs. Fuel services gross margin was favorably impacted by these price change dynamics during the third quarter of 2016 and the earlier part of 2015, and adversely impacted during the third quarter of 2015.

	Three months ended September 30,		Nine months ended September 30,		Change 2016/2015
	2016	2015	2016	2015	Three Months	Nine Months
	(In thousands)
Other operating expenses	$27,997	26,957	$85,944	88,912	4%	(3)%

Other operating expenses include costs related to our owned and leased facilities within the FMS segment, such as facility depreciation, rent, purchased insurance, utilities and taxes. These facilities are utilized to provide maintenance to our lease, rental, contract maintenance and fleet support services customers. Other operating expenses increased slightly to $28.0 million in the third quarter and decreased to $85.9 million in the nine months ended September 30, 2016, due to lower utility costs for FMS facilities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

	Three months ended September 30,		Nine months ended September 30,		Change 2016/2015
	2016	2015	2016	2015	Three Months	Nine Months
	(Dollars in thousands)
Selling, general and administrative expenses (SG&A)	$198,805	203,093	$632,466	624,566	(2)%	1%
Percentage of total revenue	12%	12%	13%	13%

SG&A expenses decreased 2% in the third quarter and increased 1% in the nine months ended September 30, 2016. The decrease in the third quarter is primarily due to lower compensation-related expenses and marketing-related costs and foreign exchange, partially offset by increased information technology costs and pension expense. The increase in the nine months ended September 30, 2016 is primarily due to increased pension expense and information technology costs, partially offset by lower compensation-related expenses, professional fees and foreign exchange. Foreign exchange reduced the growth in SG&A expenses by 100 basis points. Pension expense, which primarily impacts SG&A expenses, increased $2.9 million in the third quarter and $16.1 million in the nine months ended September 30, 2016, due to the impact of a lower asset return assumption and a higher discount rate. Pension expense in the nine months ended September 30, 2016, also increased due to a one-time charge of $7.7 million in the second quarter to reflect pension benefit improvements made in 2009 that were not fully reflected in our pension benefit obligation.

	Three months ended September 30,		Nine months ended September 30,		Change 2016/2015
	2016	2015	2016	2015	Three Months	Nine Months
	(Dollars in thousands)
Gains on used vehicles, net	$1,873	24,965	$33,002	82,158	(92)%	(60)%

Gains on used vehicles, net includes gains from sales of used vehicles as well as the selling costs associated with used vehicles and write-downs of vehicles to fair market values. Gains on used vehicles, net decreased to $1.9 million in the third quarter and $33.0 million in the nine months ended September 30, 2016, primarily due to a drop in the market value of tractors which has resulted in lower gains on sales of used vehicles and higher fair market value write-downs. Global average proceeds per unit in the third quarter decreased from the prior year reflecting a 13% decrease in tractor proceeds per unit, partially offset by a 2% increase in truck proceeds per unit. Global proceeds per unit in the nine months ended September 30, 2016, decreased from the prior year reflecting a 12% decrease in tractor proceeds per unit, partially offset by a 1% increase in truck proceeds per unit in the nine months ended September 30, 2016.

	Three months ended September 30,		Nine months ended September 30,		Change 2016/2015
	2016	2015	2016	2015	Three Months	Nine Months
	(Dollars in thousands)
Interest expense	$37,440	38,986	$112,597	114,863	(4)%	(2)%
Effective interest rate	2.7%	2.9%	2.7%	3.0%

Interest expense decreased 4% in the third quarter and 2% in the nine months ended September 30, 2016, reflecting a lower effective interest rate, partially offset by higher average outstanding debt. The lower effective interest rate in 2016 reflects the replacement of higher interest rate debt with debt issuances at lower rates. The increase in average outstanding debt reflects planned vehicle capital spending.

	Three months ended September 30,		Nine months ended September 30,		Change 2016/2015
	2016	2015	2016	2015	Three Months	Nine Months
	(Dollars in thousands)
Miscellaneous income, net	$3,247	1,372	$10,968	5,037	137%	118%

Miscellaneous income, net consists of investment income on securities used to fund certain benefit plans, interest income, gains from sales of operating property, foreign currency transaction gains and other non-operating items. The increase in the third quarter and nine months ended September 30, 2016, is primarily driven by increased rabbi trust investment income.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

	Three months ended September 30,		Nine months ended September 30,		Change 2016/2015
	2016	2015	2016	2015	Three Months	Nine Months
	(Dollars in thousands)
Provision for income taxes	$46,560	49,089	$121,820	127,470	(5)%	(4)%
Effective tax rate from continuing operations	35.4%	35.1%	36.1%	35.7%

Provision for income taxes decreased 5% in the third quarter and 4% in the nine months ended September 30, 2016. The decrease in the provision for income taxes reflects lower taxable earnings, partially offset by a slightly higher effective income tax rate.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

OPERATING RESULTS BY SEGMENT

	Three months ended September 30,		Nine months ended September 30,		Change 2016/2015
	2016	2015	2016	2015	Three Months	Nine Months
	(Dollars in thousands)
Revenue:
Fleet Management Solutions	$1,155,011	1,157,578	$3,404,452	3,394,077	—%	—%
Dedicated Transportation Solutions	260,921	226,921	764,025	663,094	15	15
Supply Chain Solutions	416,898	387,305	1,207,665	1,155,300	8	5
Eliminations	(108,412)	(102,738)	(318,308)	(313,321)	6	2
Total	$1,724,418	1,669,066	$5,057,834	4,899,150	3%	3%
Operating Revenue: (1)
Fleet Management Solutions	$997,903	988,424	$2,955,466	2,846,661	1%	4%
Dedicated Transportation Solutions	196,648	184,247	581,213	526,882	7	10
Supply Chain Solutions	345,453	318,759	999,427	934,253	8	7
Eliminations	(71,711)	(64,965)	(212,087)	(188,427)	10	13
Total	$1,468,293	1,426,465	$4,324,019	4,119,369	3%	5%
EBT:
Fleet Management Solutions	$112,282	126,433	$306,387	338,603	(11)%	(10)%
Dedicated Transportation Solutions	17,587	13,296	48,327	34,701	32	39
Supply Chain Solutions	30,954	26,573	79,121	69,961	16	13
Eliminations	(12,606)	(11,998)	(37,116)	(35,120)	5	6
	148,217	154,304	396,719	408,145	(4)	(3)
Unallocated Central Support Services	(9,313)	(10,070)	(30,193)	(32,936)	(8)	(8)
Non-operating pension costs	(7,206)	(4,780)	(21,691)	(14,351)	51	51
Other items	—	446	(7,650)	(3,334)	NM	NM
Earnings from continuing operations before income taxes	$131,698	139,900	$337,185	357,524	(6)%	(6)%
  ————————————

(1)
Non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section of this MD&A for a reconciliation of total revenue to operating revenue, and segment total revenue to segment operating revenue, as well as the reasons why management believes these measures are important to investors.

As part of management’s evaluation of segment operating performance, we define the primary measurement of our segment financial performance as “Earnings Before Taxes” (EBT) from continuing operations, which includes an allocation of Central Support Services (CSS), and excludes non-operating pension costs and other items discussed in Note 14, "Segment Reporting," in the Notes to Consolidated Condensed Financial Statements. CSS represents those costs incurred to support all segments, including human resources, finance, corporate services and public affairs, information technology, health and safety, legal, marketing and corporate communications.

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

Inter-segment revenue and EBT are accounted for at rates similar to those executed with third parties. EBT related to inter-segment equipment and services billed to customers as well as the net gains on sale of this equipment (equipment contribution) and inter-segment fuel services are included in FMS, DTS and SCS and then eliminated (presented as “Eliminations” in the table above). Prior year amounts have been revised to conform to the current period presentation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table sets forth equipment contribution included in EBT for our DTS and SCS segments:

	Three months ended September 30,		Nine months ended September 30,		Change 2016/2015
	2016	2015	2016	2015	Three Months	Nine Months
	(Dollars in thousands)
Equipment Contribution:
Dedicated Transportation Solutions	$8,047	8,527	$24,214	24,351	(6)%	(1)%
Supply Chain Solutions	4,559	3,471	12,902	10,769	31	20
Total	$12,606	11,998	$37,116	35,120	5%	6%

The decrease in DTS equipment contribution is primarily driven by lower net gains on sales of vehicles previously used in DTS operations, partially offset by higher volumes. The increase in SCS equipment contribution is primarily driven by higher volumes.

Items excluded from our segment EBT measure and their classification within our Consolidated Condensed Statements of Earnings follow:

		Three months ended September 30,		Nine months ended September 30,
Description	Classification	2016	2015	2016	2015
		(In thousands)
Non-operating pension costs	SG&A	$(7,206)	(4,780)	$(21,691)	(14,351)
Pension-related adjustments (1)	SG&A	—	509	(7,650)	509
Professional fees (2)	SG&A	—	(63)	—	(3,843)
		$(7,206)	(4,334)	$(29,341)	(17,685)
———————————

(1)	See Note 11, “Employee Benefit Plans,” in the Notes to Consolidated Condensed Financial Statements for a discussion of adjustments.

(2)	Charges related to professional fees associated with cost savings initiatives.

Fleet Management Solutions

	Three months ended September 30,		Nine months ended September 30,		Change 2016/2015
	2016	2015	2016	2015	Three Months	Nine Months
	(Dollars in thousands)
Full service lease	$649,208	609,300	$1,918,419	1,782,106	7%	8%
Contract maintenance	50,186	48,623	151,489	143,559	3	6
Contractual revenue	699,394	657,923	2,069,908	1,925,665	6	7
Commercial rental	216,592	250,601	636,028	694,745	(14)	(8)
Contract-related maintenance	62,907	59,904	189,861	169,585	5	12
Other	19,010	19,996	59,669	56,666	(5)	5
Fuel services revenue	157,108	169,154	448,986	547,416	(7)	(18)
FMS total revenue	$1,155,011	1,157,578	$3,404,452	3,394,077	—%	—%

FMS operating revenue (1)	$997,903	988,424	$2,955,466	2,846,661	1	4

FMS EBT	$112,282	126,433	$306,387	338,603	(11)%	(10)%
FMS EBT as a % of FMS total revenue	9.7%	10.9%	9.0%	10.0%	(120) bps	(100) bps
FMS EBT as a % of FMS operating revenue (1)	11.3%	12.8%	10.4%	11.9%	(150) bps	(150) bps
————————————

(1)
Non-GAAP financial measures. Reconciliations of FMS total revenue to FMS operating revenue, FMS EBT as a % of FMS total revenue to FMS EBT as a % of FMS operating revenue, as well as the reasons why management believes these measures are important to investors are included in the “Non-GAAP Financial Measures” section of this MD&A.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table summarizes the components of the change in FMS revenue on a percentage basis versus the prior year:

	Three months ended September 30, 2016		Nine months ended September 30, 2016
	Total	Operating (1)	Total	Operating (1)
Organic, including price and volume	2%	2%	4%	5%
Fuel	(1)	—	(3)	—
Foreign exchange	(1)	(1)	(1)	(1)
Net increase	—%	1%	—%	4%
  ————————————

(1)
Non-GAAP financial measure. A reconciliation of FMS total revenue to FMS operating revenue as well as the reasons why management believes this measure is important to investors is included in the "Non-GAAP Financial Measures" section of this MD&A.

FMS total revenue remained at $1.16 billion in the third quarter and increased slightly to $3.40 billion in the nine months ended September 30, 2016 due to higher FMS operating revenue (a non-GAAP measure excluding fuel), largely offset by a decline in fuel services revenue and negative impacts from foreign exchange. FMS operating revenue increased 1% in the third quarter and 4% in the nine months ended September 30, 2016 as a result of organic growth, primarily in the full service lease product line, partially offset by lower commercial rental revenue. In the third quarter and nine months ended September 30, 2016, foreign exchange negatively impacted both total and operating revenue growth by 100 basis points.

Full service lease revenue increased 7% in the third quarter and 8% in the nine months ended September 30, 2016, reflecting a larger average fleet size and higher prices on replacement vehicles. Foreign exchange negatively impacted full service lease revenue growth by 100 basis points in both the third quarter and the nine months ended September 30, 2016. We expect favorable full service lease revenue comparisons to continue through the end of the year based on sales activity. Commercial rental revenue decreased 14% in the third quarter and 8% in the nine months ended September 30, 2016 due to lower demand. We expect unfavorable commercial rental revenue comparisons through the end of the year based on a weaker demand environment. Contract-related maintenance revenue increased 5% in the third quarter and 12% in the nine months ended September 30, 2016, reflecting favorable impacts from growth in the full service lease fleet and higher volumes.

The following table provides commercial rental statistics on our global fleet:

	Three months ended September 30,		Nine months ended September 30,		Change 2016/2015
	2016	2015	2016	2015	Three Months	Nine Months
	(Dollars in thousands)
Rental revenue from non-lease customers	$141,836	159,912	$397,305	420,356	(11)%	(5)%
Rental revenue from lease customers (1)	$74,756	90,689	$238,723	274,389	(18)%	(13)%
Average commercial rental power fleet size — in service (2), (3)	30,900	35,500	31,700	33,400	(13)%	(5)%
Commercial rental utilization — power fleet (2)	76.7%	76.4%	73.9%	76.0%	30 bps	(210) bps
————————————

(1)	Represents revenue from rental vehicles provided to our existing full service lease customers, generally in place of a lease vehicle.

(2)	Number of units rounded to nearest hundred and calculated using quarterly average unit counts.

(3)	Excluding trailers.

FMS EBT decreased 11% in the third quarter and 10% in the nine months ended September 30, 2016, reflecting lower used vehicle and commercial rental results, partially offset by higher full service lease results. Used vehicle results decreased due to lower tractor pricing as well as lower sales volume in third quarter. Commercial rental results declined from lower demand in both periods. The commercial rental results for the nine months ended September 30, 2016, were also negatively impacted by a 210 basis point decline in utilization. Full service lease results benefited from growth in the average lease fleet size. Full service lease and commercial rental results benefited from approximately $9 million of lower depreciation in the third quarter and $26 million in the nine months ended September 30, 2016, due to residual value changes implemented January 1, 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Our global fleet of revenue earning equipment, contract maintenance vehicles and vehicles under on-demand maintenance is summarized as follows (number of units rounded to the nearest hundred):

				Change
	September 30, 2016	December 31, 2015	September 30, 2015	Sept. 2016/Dec. 2015	Sept. 2016/Sept. 2015
End of period vehicle count
By type:
Trucks (1)	73,500	72,800	72,900	1%	1%
Tractors (2)	68,600	68,700	67,100	—	2
Trailers (3), (4)	42,300	42,400	42,500	—	—
Other	1,200	1,300	1,300	(8)	(8)
Total	185,600	185,200	183,800	—%	1%

By ownership:
Owned	184,100	184,700	182,200	—%	1%
Leased	1,500	500	1,600	200	(6)
Total	185,600	185,200	183,800	—%	1%

By product line: (4)
Full service lease	136,600	131,800	130,600	4%	5%
Commercial rental	38,000	42,100	43,800	(10)	(13)
Service vehicles and other	3,500	3,300	3,300	6	6
Active units	178,100	177,200	177,700	1	—
Held for sale	7,500	8,000	6,100	(6)	23
Total	185,600	185,200	183,800	—%	1%

Customer vehicles under contract maintenance	49,300	46,700	41,500	6%	19%

Quarterly average vehicle count
By product line:
Full service lease	135,100	131,100	129,900	3%	4%
Commercial rental	38,300	43,200	43,800	(11)	(13)
Service vehicles and other	3,300	3,300	3,300	—	—
Active units	176,700	177,600	177,000	(1)	—
Held for sale	8,700	6,900	5,900	26	47
Total	185,400	184,500	182,900	—%	1%

Customer vehicles under contract maintenance	49,600	45,500	41,400	9%	20%

Customer vehicles under on-demand maintenance (5)	8,000	7,200	8,200	11%	(2)%

Total vehicles under service	243,000	237,200	232,500	2%	5%

Year-to-date average vehicle count
By product line:
Full service lease	133,800	128,800	128,000	4%	5%
Commercial rental	39,600	42,400	42,100	(7)	(6)
Service vehicles and other	3,400	3,200	3,200	6	6
Active units	176,800	174,400	173,300	1	2
Held for sale	8,600	6,100	5,800	41	48
Total	185,400	180,500	179,100	3%	4%

Customer vehicles under contract maintenance	49,000	43,300	42,600	13%	15%
Customer vehicles under on-demand maintenance (5)	22,700	20,000	16,900	NM	34%
———————————

(1)	Generally comprised of Class 1 through Class 7 type vehicles with a Gross Vehicle Weight (GVW) up to 33,000 pounds.

(2)	Generally comprised of over the road on highway tractors and are primarily comprised of Class 8 type vehicles with a GVW of over 33,000 pounds.

(3)	Generally comprised of dry, flatbed and refrigerated type trailers.

(4)
Includes 5,400 UK trailers (3,500 full service lease and 1,900 commercial rental), 6,100 UK trailers (3,900 full service lease and 2,200 commercial rental) and 6,500 UK trailers (4,300 full service lease and 2,200 commercial rental) as of September 30, 2016, December 31, 2015, and September 30, 2015, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table provides a breakdown of our non-revenue earning equipment included in our global fleet count (number of units rounded to nearest hundred):

				Change
	September 30, 2016	December 31, 2015	September 30, 2015	Sept. 2016/Dec. 2015	Sept. 2016/Sept. 2015
Not yet earning revenue (NYE)	1,900	2,800	2,800	(32)%	(32)%
No longer earning revenue (NLE):
Units held for sale	7,500	8,000	6,100	(6)	23
Other NLE units	5,000	3,300	3,900	52	28
Total	14,400	14,100	12,800	2%	13%

NYE units represent new vehicles on hand that are being prepared for deployment to a lease customer or into the rental fleet. Preparations include activities such as adding lift gates, paint, decals, cargo area and refrigeration equipment. NYE units decreased compared to September 30, 2015, reflecting lower lease fleet growth and the redeployment of used vehicles to fulfill lease sales. NLE units represent vehicles held for sale and vehicles for which no revenue has been earned in the previous 30 days. Accordingly, these vehicles may be temporarily out of service, being prepared for sale or awaiting redeployment. NLE units increased compared to September 30, 2015 primarily due to higher used vehicle inventories and a higher number of units being prepared for sale. We expect NLE levels to remain around current levels through the end of the year.

Dedicated Transportation Solutions

	Three months ended September 30,		Nine months ended September 30,		Change 2016/2015
	2016	2015	2016	2015	Three Months	Nine Months
	(Dollars in thousands)
DTS total revenue	$260,921	226,921	$764,025	663,094	15%	15%

DTS operating revenue (1)	$196,648	184,247	$581,213	526,882	7%	10%

DTS EBT	$17,587	13,296	$48,327	34,701	32%	39%
DTS EBT as a % of DTS total revenue	6.7%	5.9%	6.3%	5.2%	80 bps	110 bps
DTS EBT as a % of DTS operating revenue (1)	8.9%	7.2%	8.3%	6.6%	170 bps	170 bps

Memo:
Average fleet	8,300	7,900	8,200	7,700	5%	6%
————————————

(1)
Non-GAAP financial measures. Reconciliations of DTS total revenue to DTS operating revenue, DTS EBT as a % of DTS total revenue to DTS EBT as a % of DTS operating revenue, as well as the reasons why management believes these measures are important to investors are included in the “Non-GAAP Financial Measures” section of this MD&A.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table summarizes the components of the change in DTS revenue on a percentage basis versus the prior year:

	Three months ended September 30, 2016		Nine months ended September 30, 2016
	Total	Operating(1)	Total	Operating(1)
Organic, including price and volume	16%	7%	18%	10%
Fuel	(1)	—	(3)	—
Net increase	15%	7%	15%	10%
  ————————————

(1)
Non-GAAP financial measure. A reconciliation of DTS total revenue to DTS operating revenue, as well as the reasons why management believes this measure is important to investors is included in the "Non-GAAP Financial Measures" section of this MD&A.

In the third quarter of 2016, DTS total revenue increased 15% reflecting organic growth, partially offset by lower fuel prices passed through to our customers. DTS operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation) increased 7% due to increased volumes, new business and higher pricing. DTS EBT increased 32% in the third quarter of 2016, primarily due to increased revenue.

In the nine months ended September 30, 2016, DTS total revenue increased 15% reflecting organic growth, partially offset by lower fuel prices passed through to our customers. DTS operating revenue increased 10% due to new business, increased volumes and higher pricing. We expect DTS total revenue and DTS operating revenue comparisons to remain favorable through the end of the year; however, at a lower growth rate. DTS EBT increased 39% in the nine months ended September 30, 2016, due to increased revenue.

Supply Chain Solutions

	Three months ended September 30,		Nine months ended September 30,		Change 2016/2015
	2016	2015	2016	2015	Three Months	Nine Months
	(Dollars in thousands)
Automotive	$140,785	118,786	$407,083	347,284	19%	17%
Technology and healthcare	61,425	62,456	177,138	185,762	(2)	(5)
CPG and Retail	110,840	109,550	324,814	322,977	1	1
Industrial and other	32,403	27,967	90,392	78,230	16	16
Subcontracted transportation	56,089	53,960	162,743	171,957	4	(5)
Fuel (1)	15,356	14,586	45,495	49,090	5	(7)
SCS total revenue	$416,898	387,305	$1,207,665	1,155,300	8%	5%

SCS operating revenue (2)	$345,453	318,759	$999,427	934,253	8%	7%

SCS EBT	$30,954	26,573	$79,121	69,961	16%	13%
SCS EBT as a % of SCS total revenue	7.4%	6.9%	6.6%	6.1%	50 bps	50 bps
SCS EBT as a % of SCS operating revenue (2)	9.0%	8.3%	7.9%	7.5%	70 bps	40 bps

Memo:
Average fleet	7,400	6,500	7,100	6,300	14%	13%
————————————

(1)	Includes intercompany fuel sales from FMS to SCS.

(2)
Non-GAAP financial measures. Reconciliations of SCS total revenue to SCS operating revenue, SCS EBT as a % of SCS total revenue to SCS EBT as a % of SCS operating revenue, as well as the reasons why management believes these measures are important to investors are included in the “Non-GAAP Financial Measures” section of this MD&A.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table summarizes the components of the change in SCS revenue on a percentage basis versus the prior year:

	Three months ended September 30, 2016		Nine months ended September 30, 2016
	Total	Operating(1)	Total	Operating(1)
Organic, including price and volume	9%	9%	7%	9%
Foreign exchange	(1)	(1)	(2)	(2)
Net increase	8%	8%	5%	7%
————————————

(1)
Non-GAAP financial measure. A reconciliation of SCS total revenue to SCS operating revenue, as well as the reasons why management believes this measure is important to investors is included in the "Non-GAAP Financial Measures" section of this MD&A.

In the third quarter of 2016, SCS total revenue increased 8% as growth in SCS operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation) was partially offset by a negative impact from foreign exchange. SCS operating revenue increased 8% in the third quarter of 2016, primarily due to new business and increased volumes, partially offset by a negative impact from foreign exchange. SCS EBT increased 16% in the third quarter of 2016 due to the benefits of higher revenue.

In the nine months ended September 30, 2016, SCS total revenue increased 5%, as growth in SCS operating revenue was partially offset by a negative impact from foreign exchange. SCS operating revenue increased 7% due to new business, increased volumes and higher pricing, partially offset by a negative impact from foreign exchange. We expect SCS total revenue and SCS operating revenue comparisons to remain favorable through the end of the year; however, at a lower growth rate. SCS EBT increased 13% in the nine months ended September 30, 2016, due to higher pricing, new business and increased volumes.

Central Support Services

	Three months ended September 30,		Nine months ended September 30,		Change 2016/2015
	2016	2015	2016	2015	Three Months	Nine Months
	(Dollars in thousands)
Human resources	$4,184	4,596	$12,968	14,976	(9)%	(13)%
Finance	15,143	15,269	44,267	44,317	(1)	—
Corporate services and public affairs	2,471	2,694	7,463	7,803	(8)	(4)
Information technology	20,466	22,104	60,369	63,228	(7)	(5)
Legal and safety	5,711	5,974	17,798	18,406	(4)	(3)
Marketing	4,336	7,049	14,220	17,177	(38)	(17)
Other	4,949	6,172	19,550	24,278	(20)	(19)
Total CSS	57,260	63,858	176,635	190,185	(10)	(7)
Allocation of CSS to business segments	(47,947)	(53,788)	(146,442)	(157,249)	(11)	(7)
Unallocated CSS	$9,313	10,070	$30,193	32,936	(8)%	(8)%

Total CSS costs decreased 10% and 7% in the third quarter and nine months ended September 30, 2016, respectively, due to lower compensation-related expenses and lower marketing-related and information technology costs. Unallocated CSS decreased 8% in both the third quarter and the nine months ended September 30, 2016, primarily due to lower compensation-related expenses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

FINANCIAL RESOURCES AND LIQUIDITY

Cash Flows

The following is a summary of our cash flows from continuing operations:

	Nine months ended September 30,
	2016	2015
	(In thousands)
Net cash provided by (used in):
Operating activities	$1,184,744	1,071,336
Financing activities	(55,236)	664,783
Investing activities	(1,108,584)	(1,707,378)
Effect of exchange rates on cash	(5,567)	(2,006)
Net change in cash and cash equivalents	$15,357	26,735

Cash provided by operating activities increased to $1.18 billion in the nine months ended September 30, 2016, compared with $1.07 billion in 2015, due to higher earnings adjusted for non-cash items, primarily depreciation, and working capital improvements, partially offset by higher pension contributions. Cash used in financing activities was $55.2 million in the nine months ended September 30, 2016, compared with cash provided from financing activities of $664.8 million in 2015, due to lower borrowing needs. Cash used in investing activities decreased to $1.11 billion in the nine months ended September 30, 2016, compared with $1.71 billion in 2015, primarily due to lower payments for capital expenditures.

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

The following table shows our free cash flow computation:

	Nine months ended September 30,
	2016	2015
	(In thousands)
Net cash provided by operating activities from continuing operations	$1,184,744	1,071,336
Sales of revenue earning equipment (1)	331,720	319,766
Sales of operating property and equipment (1)	6,623	1,203
Collections on direct finance leases and other items (1)	60,229	51,166
Total cash generated (2)	1,583,316	1,443,471
Purchases of property and revenue earning equipment (1)	(1,511,359)	(2,087,294)
Free cash flow (2)	$71,957	(643,823)

Memo:
Net cash (used in) provided by financing activities	$(55,236)	664,783
Net cash used in investing activities	$(1,108,584)	(1,707,378)

———————————

(1)	Included in cash flows from investing activities.

(2)
Non-GAAP financial measures. Reconciliations of net cash provided by operating activities to total cash generated and to free cash flow are set forth in this table. Refer to the “Non-GAAP Financial Measures” section of this MD&A for the reasons why management believes these measures are important to investors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table provides a summary of capital expenditures:

	Nine months ended September 30,
	2016	2015
	(In thousands)
Revenue earning equipment:
Full service lease	$1,223,141	1,509,420
Commercial rental	79,204	513,307
	1,302,345	2,022,727
Operating property and equipment	101,837	82,874
Total capital expenditures	1,404,182	2,105,601
Changes in accounts payable related to purchases of revenue earning equipment	107,177	(18,307)
Cash paid for purchases of property and revenue earning equipment	$1,511,359	2,087,294

Capital expenditures decreased 33% to $1.40 billion in the nine months ended September 30, 2016, reflecting planned lower investments in our commercial rental and lease fleet. We expect full-year 2016 capital expenditures to be approximately $2 billion. We expect to fund 2016 capital expenditures primarily with internally generated funds and additional debt financing.

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

Our ability to access unsecured debt in the capital markets is impacted by both our short-term and long-term debt ratings. These ratings are intended to provide guidance to investors in determining the credit risk associated with particular Ryder securities based on current information obtained by the rating agencies from us or from other sources. Lower ratings generally result in higher borrowing costs, as well as reduced access to unsecured capital markets. A significant downgrade of our short-term debt ratings would impair our ability to issue commercial paper and likely require us to rely on alternative funding sources. A significant downgrade would not affect our ability to borrow amounts under our revolving credit facility described below, assuming ongoing compliance with the terms and conditions of the credit facility.

Our debt ratings and rating outlooks at September 30, 2016, were as follows:

Rating Summary
	Short-Term	Long-Term	Outlook
Fitch Ratings	F-2	A-	Stable
Standard & Poor’s Ratings Services	A-2	BBB	Positive
Moody’s Investors Service	P-2	Baa1	Stable

Cash and equivalents totaled $75 million as of September 30, 2016. As of September 30, 2016, approximately $45 million was held outside the U.S. and is available to fund operations and other growth of non-U.S. subsidiaries. If we decide to repatriate cash and equivalents held outside the U.S., we may be subject to additional U.S. income taxes and foreign withholding taxes. However, our intent is to permanently reinvest these foreign amounts outside the U.S. and our current plans do not demonstrate a need to repatriate these foreign amounts to fund our U.S. operations.

We believe that our operating cash flows, together with our access to the public unsecured bond market, commercial paper market and other available debt financing, will be adequate to meet our operating, investing and financing needs in the foreseeable future. However, there can be no assurance that unanticipated volatility and disruption in the public unsecured debt market or the commercial paper market would not impair our ability to access these markets on terms commercially acceptable to us or at all. If we cease to have access to public bonds, commercial paper and other sources of unsecured borrowings, we would meet our liquidity needs by drawing upon contractually committed lending agreements as described below and/or by seeking other funding sources.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

As of September 30, 2016, we had the following amounts available to fund operations under the following facilities:

(In millions)
Global revolving credit facility	$514
Trade receivables program	$175

See Note 5, "Debt", in the Notes to Consolidated Condensed Financial Statements for a discussion of these debt facilities.

The following table shows the movements in our debt balance:

	Nine months ended September 30,
	2016	2015
	(In thousands)
Debt balance at January 1	$5,502,627	4,717,524
Cash-related changes in debt:
Net change in commercial paper borrowings	73,597	184,750
Proceeds from issuance of medium-term notes	298,254	998,551
Proceeds from issuance of other debt instruments	—	331,259
Retirement of medium term notes	(300,000)	(660,000)
Other debt repaid	(40,707)	(135,837)
Debt issuance costs paid	(622)	(3,395)
	30,522	715,328
Non-cash changes in debt:
Fair value adjustment on notes subject to hedging	8,960	10,964
Addition of capital lease obligations	948	5,956
Changes in foreign currency exchange rates and other non-cash items	(23,416)	(15,565)
Total changes in debt	17,014	716,683
Debt balance at September 30	$5,519,641	5,434,207

In accordance with our funding philosophy, we attempt to match the aggregate average remaining re-pricing life of our debt with the aggregate average remaining re-pricing life of our assets. We utilize both fixed-rate and variable-rate debt to achieve this match and generally target a mix of 20% - 40% variable-rate debt as a percentage of total debt outstanding. The variable-rate portion of our total debt (including notional value of swap agreements) was 32% and 30% as of September 30, 2016 and December 31, 2015, respectively.
Refer to Note 5, “Debt,” in the Notes to Consolidated Condensed Financial Statements for further discussion around the global revolving credit facility, the trade receivables program, the issuance of medium-term notes under our shelf registration statement, asset-backed financing obligations and debt maturities.
Ryder’s debt to equity ratios were 263% and 277% as of September 30, 2016 and December 31, 2015, respectively. The debt to equity ratio represents total debt divided by total equity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Pension Information

The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. We review pension assumptions regularly and we may, from time to time, make voluntary contributions to our pension plans, which exceed the amounts required by statute. In 2016, the expected total contributions to our pension plans are approximately $80 million. During the nine months ended September 30, 2016, we contributed $65.3 million to our pension plans. Changes in interest rates and the market value of the securities held by the plans during 2016 could materially change, positively or negatively, the funded status of the plans and affect the level of pension expense and contributions in 2016 and beyond. See Note 11, “Employee Benefit Plans,” in the Notes to Consolidated Condensed Financial Statements for additional information.

Share Repurchases and Cash Dividends

See Note 7, “Share Repurchase Programs,” in the Notes to Consolidated Condensed Financial Statements for a discussion of share repurchases.

In October 2016, our Board of Directors declared a quarterly cash dividend of $0.44 per share of common stock.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2, “Recent Accounting Pronouncements," in the Notes to Consolidated Condensed Financial Statements for a discussion of recent accounting pronouncements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

NON-GAAP FINANCIAL MEASURES

This Quarterly Report on Form 10-Q includes information extracted from consolidated condensed financial information but not required by generally accepted accounting principles (GAAP) to be presented in the financial statements. Certain elements of this information are considered “non-GAAP financial measures” as defined by SEC rules. Non-GAAP financial measures should be considered in addition to, but not as a substitute for or superior to, other measures of financial performance or liquidity prepared in accordance with GAAP. Also, our non-GAAP financial measures may not be comparable to financial measures used by other companies. We provide a reconciliation of each of these non-GAAP financial measures to the most comparable GAAP measure in the management's discussion and analysis or in this non-GAAP financial measures section. We also provide the reasons why management believes each non-GAAP financial measure is useful to investors in this section.
Specifically, we refer to the following non-GAAP financial measures in this Form 10-Q:

Non-GAAP Financial Measure	Comparable GAAP Measure	Reconciliation in Section Entitled	Page
Operating Revenue Measures:
Operating Revenue	Total Revenue	MD&A - Non-GAAP Financial Measures section	39
FMS Operating Revenue	FMS Total Revenue	MD&A - Non-GAAP Financial Measures section	40
DTS Operating Revenue	DTS Total Revenue	MD&A - Non-GAAP Financial Measures section	40
SCS Operating Revenue	SCS Total Revenue	MD&A - Non-GAAP Financial Measures section	40
FMS EBT as a % of FMS Operating Revenue	FMS EBT as a % of FMS Total Revenue	MD&A - Operating Results by Segment, Fleet Management Solutions section	40
DTS EBT as a % of DTS Operating Revenue	DTS EBT as a % of DTS Total Revenue	MD&A - Operating Results by Segment, Dedicated Transportation Solutions section	40
SCS EBT as a % of SCS Operating Revenue	SCS EBT as a % of SCS Total Revenue	MD&A - Operating Results by Segment, Supply Chain Solutions section	40
Comparable Earnings Measures:
Comparable Earnings Before Income Tax	Earnings Before Income Tax	MD&A, Non-GAAP Financial Measures section	39
Comparable Earnings	Earnings from Continuing Operations
Comparable EPS	EPS from Continuing Operations
Cash Flow Measures:
Total Cash Generated and Free Cash Flow	Cash Provided by Operating Activities	MD&A - Financial Resources and Liquidity, Cash Flows section	32

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Set forth in the table below is an explanation of each non-GAAP financial measure and why management believes that presentation of each non-GAAP financial measure provides useful information to investors:

Operating Revenue Measures:
Operating Revenue FMS Operating Revenue DTS Operating Revenue SCS Operating Revenue FMS EBT as a % of FMS Operating Revenue DTS EBT as a % of DTS Operating Revenue SCS EBT as a % of SCS Operating Revenue
Operating revenue is defined as total revenue for Ryder System, Inc. or each business segment (FMS, DTS and SCS), respectively, excluding any (1) fuel and (2) subcontracted transportation. We believe operating revenue provides useful information to investors as we use it to evaluate the operating performance of our core businesses and as a measure of sales activity at the consolidated level for Ryder System, Inc., as well as for each of our business segments. We also use segment EBT as a percentage of segment operating revenue for each business segment for the same reason. Note: FMS EBT, DTS EBT and SCS EBT, our primary measures of segment performance, are not non-GAAP measures.
Fuel: We exclude FMS, DTS and SCS fuel from the calculation of our operating revenue measures, as fuel is an ancillary service that we provide our customers, which is impacted by fluctuations in market fuel prices, and the costs are largely a pass-through to our customers, resulting in minimal changes in our profitability during periods of steady market fuel prices. However, profitability may be positively or negatively impacted by rapid changes in market fuel prices during a short period of time, as customer pricing for fuel services is established based on trailing market fuel costs.
Subcontracted transportation: We also exclude subcontracted transportation from the calculation of our operating revenue measures, as these services are also typically a pass-through to our customers and, therefore, fluctuations result in minimal changes to our profitability. While our DTS and SCS business segments subcontract certain transportation services to third party providers, our FMS business segment does not engage in subcontracted transportation and, therefore, this item is not applicable to FMS.

Comparable Earnings Measures:
Comparable earnings before income tax (EBT) Comparable Earnings Comparable earnings per diluted common share (EPS)
Comparable EBT, comparable earnings and comparable EPS are defined, respectively, as GAAP EBT, earnings and EPS, all from continuing operations, excluding (1) non-operating pension costs and (2) any other significant items that are not representative of our business operations. We believe these comparable earnings measures provide useful information to investors and allow for better year-over-year comparison of operating performance.
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
Other Significant Items: Our comparable earnings measures also exclude other significant items that are not representative of our business operations. These other significant items vary from period to period and, in some periods, there may be no such significant items. In this reporting period, we exclude the following other significant items from our comparable earnings measures in this Form 10-Q:
___(1) Pension-related adjustments (in the year to date 2016, third quarter 2015 and year to date 2015). In the second quarter of 2016, it was determined that certain pension benefit improvements made in 2009 were not fully reflected in our projected benefit obligation, resulting in a charge to reflect those pension benefits. Additionally, in the third quarter of 2015, we recognized a benefit from lower than anticipated settlement charges to exit multi-employer pension plans.
      (2) Professional fees (in the third quarter and year to date 2015). These charges represent professional fees associated with the assessment of potential cost savings initiatives.
___(3) A benefit from a tax law change (in the year to date 2015). In the second quarter of 2015, the states of Connecticut and Texas and the city of New York enacted changes to their tax systems, which decreased Ryder's provision for income taxes in each jurisdiction.
Calculation of comparable tax rate: The comparable provision for income taxes is computed using the same methodology as the GAAP provision for income taxes. Income tax effects of non-GAAP adjustments are calculated based on the statutory tax rates of the jurisdictions to which the non-GAAP adjustments relate.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Cash Flow Measures:
Total Cash Generated Free Cash Flow
We consider total cash generated and free cash flow to be important measures of comparative operating performance, as our principal sources of operating liquidity are cash from operations and proceeds from the sale of revenue earning equipment.
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
Free Cash Flow: We refer to the net amount of cash generated from operating activities and investing activities (excluding changes in restricted cash and acquisitions) from continuing operations as “free cash flow”. We calculate free cash flow as the sum of (1) net cash provided by operating activities, (2) net cash provided by the sale of revenue earning equipment and (3) operating property and equipment, (4) collections on direct finance leases and (5) other cash inflows from investing activities, less (6) purchases of property and revenue earning equipment. We believe free cash flow provides investors with an important perspective on the cash available for debt service and for shareholders, after making capital investments required to support ongoing business operations. Our calculation of free cash flow may be different from the calculation used by other companies and, therefore, comparability may be limited.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table provides a reconciliation of GAAP earnings before taxes (EBT), earnings, and earnings per diluted share (EPS) from continuing operations to comparable EBT, earnings and EPS from continuing operations, which was not provided within the MD&A discussion.

EBT, earnings and diluted EPS from continuing operations in the nine months ended September 30, 2016 and 2015, included certain items we do not consider indicative of our business operations and have been excluded from our comparable EBT, earnings and diluted EPS measures. The following table lists a summary of these items, which are discussed in more detail throughout our MD&A and within the Notes to Consolidated Condensed Financial Statements:

	EBT		Earnings		Diluted EPS
	2016	2015	2016	2015	2016	2015
Three months ended September 30,	(In thousands, except per share amounts)
EBT/Earnings/EPS	$131,698	139,900	$85,138	90,811	$1.59	1.70
Non-operating pension costs	7,206	4,780	4,216	2,727	0.08	0.05
Pension-related adjustments	—	(509)	—	(309)	—	(0.01)
Professional fees	—	63	—	39	—	—
Comparable EBT/ Earnings/ EPS	$138,904	144,234	$89,354	93,268	$1.67	1.74

Nine months ended September 30,
EBT/Earnings/EPS	$337,185	357,524	$215,365	230,054	$4.02	4.31
Non-operating pension costs	21,691	14,351	12,653	8,190	0.24	0.15
Pension-related adjustments	7,650	(509)	4,817	(309)	0.09	(0.01)
Professional fees	—	3,843	—	2,424	—	0.04
Tax law change	—	—	—	(1,860)	—	(0.03)
Comparable EBT/ Earnings/ EPS	$366,526	375,209	$232,835	238,499	$4.35	4.47

The following table provides a reconciliation of the provision for income taxes to the comparable provision for income taxes:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Provision for income taxes (1)	$(46,560)	(49,089)	$(121,820)	(127,470)
Income tax effects of non-GAAP adjustments (1)	(2,990)	(1,877)	(11,871)	(7,380)
Tax law change (1)	—	—	—	(1,860)
Comparable provision for income taxes (1)	$(49,550)	(50,966)	$(133,691)	(136,710)
———————————

(1)
The comparable provision for income taxes is computed using the same methodology as the GAAP provision of income taxes. Income tax effects of non-GAAP adjustments are calculated based on statutory tax rates of the jurisdictions to which the non-GAAP adjustments related.

The following table provides a reconciliation of total revenue to operating revenue, which was not provided within the MD&A discussion:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(In thousands)
Total revenue	$1,724,418	1,669,066	$5,057,834	4,899,150
Fuel	(162,293)	(174,984)	(464,176)	(565,007)
Subcontracted transportation	(93,832)	(67,617)	(269,639)	(214,774)
Operating revenue	$1,468,293	1,426,465	$4,324,019	4,119,369

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table provides a reconciliation of FMS total revenue to FMS operating revenue, which was not provided within the MD&A discussion:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(In thousands)
FMS total revenue	$1,155,011	1,157,578	$3,404,452	3,394,077
Fuel (1)	(157,108)	(169,154)	(448,986)	(547,416)
FMS operating revenue	$997,903	988,424	$2,955,466	2,846,661

FMS EBT	$112,282	126,433	$306,387	338,603
FMS EBT as a % of FMS total revenue	9.7%	10.9%	9.0%	10.0%
FMS EBT as a % of FMS operating revenue	11.3%	12.8%	10.4%	11.9%
————————————

(1)	Includes intercompany fuel sales from FMS to DTS and SCS.

The following table provides a reconciliation of DTS total revenue to DTS operating revenue, which was not provided within the MD&A discussion:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(In thousands)
DTS total revenue	$260,921	226,921	$764,025	663,094
Subcontracted transportation	(37,743)	(13,657)	(106,896)	(42,817)
Fuel (1)	(26,530)	(29,017)	(75,916)	(93,395)
DTS operating revenue	$196,648	184,247	$581,213	526,882

DTS EBT	$17,587	13,296	$48,327	34,701
DTS EBT as a % of DTS total revenue	6.7%	5.9%	6.3%	5.2%
DTS EBT as a % of DTS operating revenue	8.9%	7.2%	8.3%	6.6%
————————————

(1)	Includes intercompany fuel sales from FMS to DTS.

The following table provides a reconciliation of SCS total revenue to SCS operating revenue, which was not provided within the MD&A discussion:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(In thousands)
SCS total revenue	$416,898	387,305	$1,207,665	1,155,300
Subcontracted transportation	(56,089)	(53,960)	(162,743)	(171,957)
Fuel (1)	(15,356)	(14,586)	(45,495)	(49,090)
SCS operating revenue	$345,453	318,759	$999,427	934,253

SCS EBT	$30,954	26,573	$79,121	69,961
SCS EBT as a % of SCS total revenue	7.4%	6.9%	6.6%	6.1%
SCS EBT as a % of SCS operating revenue	9.0%	8.3%	7.9%	7.5%
————————————

(1)	Includes intercompany fuel sales from FMS to SCS.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

FORWARD-LOOKING STATEMENTS

Forward-looking statements (within the meaning of the Federal Private Securities Litigation Reform Act of 1995) are statements that relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends concerning matters that are not historical facts. These statements are often preceded by or include the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “could,” “should” or similar expressions. This Quarterly Report on Form 10-Q contains forward-looking statements including, but not limited to, statements regarding:

•	our expectations in our FMS business segment regarding anticipated full service lease and commercial rental revenue and demand;

•	our expectations in our DTS and SCS business segments regarding anticipated operating revenue trends and growth rates;

•	our expectations of the long-term residual values of revenue earning equipment;

•	the anticipated decline in NLE vehicles in inventory through the end of the year;

•	our expectations of operating cash flow and capital expenditures through the end of 2016;

•	the adequacy of our accounting estimates and reserves for pension expense, compensation expense and employee benefit plan obligations, depreciation and residual value guarantees and income taxes;

•	the anticipated timing of payment of restructuring liabilities;

•	the adequacy of our fair value estimates of employee incentive awards under our share-based compensation plans, publicly traded debt and other debt;

•	our beliefs regarding the default risk of our direct financing lease receivables;

•	our ability to fund all of our operating, investing and financial needs for the foreseeable future through internally generated funds and outside funding sources;

•	the anticipated impact of fuel price fluctuations;

•	our expectations as to return on pension plan assets, future pension expense and estimated contributions;

•	our expectations regarding the scope, anticipated outcomes and the adequacy of our loss provisions with respect to certain claims, proceedings and lawsuits;

•	our expectations about the need to repatriate foreign cash to the U.S.;

•	our ability to access commercial paper and other available debt financing in the capital markets;

•	our expectations regarding the future use and availability of funding sources; and

•	the anticipated impact of recent accounting pronouncements.

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

•	Decreases in freight demand which would impact both our transactional and variable-based contractual business

•	Changes in our customers’ operations, financial condition or business environment that may limit their need for, or ability to purchase, our services

•	Further decreases in market demand affecting the commercial rental market and used vehicle sales as well as global economic conditions

•	Volatility in customer volumes and shifting customer demand in the industries serviced by our SCS business

•	Changes in current financial, tax or regulatory requirements that could negatively impact the leasing market

•	Competition:

•	Advances in technology may require increased investments to remain competitive, and our customers may not be willing to accept higher prices to cover the cost of these investments

•	Competition from other service providers, some of which have greater capital resources or lower capital costs, or from our customers, who may choose to provide services themselves

•	Continued consolidation in the markets in which we operate which may create large competitors with greater financial resources

•	Our inability to maintain current pricing levels due to economic conditions, demand for services, customer acceptance or competition

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

•	Profitability:

•	Our inability to obtain adequate profit margins for our services

•	Lower than expected sales volumes or customer retention levels

•	Lower full service lease sales activity

•	Decreases in commercial rental fleet utilization and pricing

•	Lower than expected used vehicle sales pricing levels and fluctuations in the anticipated proportion of retail versus wholesale sales

•	Loss of key customers in our DTS and SCS business segments

•	Our inability to adapt our product offerings to meet changing consumer preferences on a cost-effective basis

•	The inability of our legacy information technology systems to provide timely access to data

•	Sudden changes in fuel prices and fuel shortages

•	Higher prices for vehicles, diesel engines and fuel as a result of new environmental standards

•	Higher than expected maintenance costs and lower than expected benefits associated with our maintenance initiatives

•	Our inability to successfully execute our asset management initiatives, maintain our fleet at normalized levels and right-size our fleet in line with demand

•	Our inability to redeploy vehicles and prepare vehicles for sale in a cost-efficient manner

•	Our key assumptions and pricing structure of our DTS and SCS contracts prove to be invalid

•	Increased unionizing, labor strikes and work stoppages

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the third quarter of 2016, we carried out an evaluation, under the supervision and with the participation of management, including Ryder’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the third quarter of 2016, Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective.

Changes in Internal Controls over Financial Reporting

During the nine months ended September 30, 2016, there were no changes in Ryder’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect such internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases we made of our common stock during the three months ended September 30, 2016:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Anti-Dilutive Program (2)
July 1 through July 30, 2016	—	$—	—	1,678,282
August 1 through August 31, 2016	58,178	64.59	58,178	1,620,104
September 1 through September 30, 2016	2,083	67.23	—	1,620,104
Total	60,261	$64.68	58,178
 ————————————

(1)
During the three months ended September 30, 2016, we purchased an aggregate of 60,261 shares of our common stock in employee-related transactions. Employee-related transactions may include: (i) shares of common stock withheld as payment for the exercise price of options exercised or to satisfy the employees' tax withholding liability associated with our share-based compensation programs and (ii) open-market purchases by the trustee of Ryder’s deferred compensation plans relating to investments by employees in our stock, one of the investment options available under the plans.

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

ITEM 6. EXHIBITS

3.2	By-Laws of Ryder System, Inc., as amended through February 22, 2016*

12.1	Calculation of Ratio of Earnings to Fixed Charges

31.1	Certification of Robert E. Sanchez pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Art A. Garcia pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32	Certification of Robert E. Sanchez and Art A. Garcia pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350

* By-Laws are filed with this Form 10-Q to correct a typographical error in the previously filed By-Laws.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYDER SYSTEM, INC.
(Registrant)

Date: October 25, 2016	By:	/s/ Art A. Garcia
Art A. Garcia
Executive Vice President and Chief Financial Officer
(Principal Financial & Accounting Officer)