Form 10-K
period 2016-12-31
RYDER SYSTEM INC
filed 2017-02-14
CIK 85961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES ☐   NO ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was sold at June 30, 2016 was $3,202,591,552. The number of shares of Ryder System, Inc. Common Stock ($0.50 par value per share) outstanding at January 31, 2017 was 53,464,988.

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
In May of 2016, we expanded our full service lease product line to provide lease customers flexibility, choice and control in fleet management. Therefore, we have renamed the lease product to ChoiceLease. Our ChoiceLease product line is a scalable lease model, which allows customers to select the terms of their lease alongside the level of maintenance they prefer, from full service or total bumper-to-bumper coverage to on demand or pay-as-you-go maintenance. We also renamed our contract maintenance product to SelectCare. Beginning in 2017, FMS will report using these new product names. In addition, the historical Contract-Related Maintenance product will be included in SelectCare.
For financial information and other information relating to each of our business segments and about our geographic areas, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this report and Note 27, "Segment Reporting," in the Notes to Consolidated Financial Statements.

MISSION AND STRATEGY
Ryder's mission is to provide innovative fleet management and supply chain solutions that are reliable, safe and efficient, enabling our customers to deliver on their promises. We seek to deliver valuable solutions that will compel customers to outsource their fleet management and supply chain needs to us. Our strategy is to grow our fleet management and supply chain outsourcing services by targeting private fleets not currently outsourcing their fleet-related services (FMS and DTS) and key industries (SCS) with innovative solutions, operational excellence, best in class talent and information technology. This strategy is supported by:
•offering innovative products, solutions and support services that will create and strengthen customer relationships;

•	delivering operational excellence through continuous productivity and process improvements;

•	attracting, developing and retaining the best talent

•	deploying technology that will enable growth while improving operational efficiencies.

INDUSTRY AND OPERATIONS

Fleet Management Solutions

Value Proposition
Through our FMS business, we provide our customers with a variety of fleet solutions that are designed to improve their competitive position. By outsourcing these services to us, our customers can focus on their core business, improve their efficiency and productivity, and lower their costs. Our FMS product offering is comprised of longer-term full service leasing as well as leasing with flexible maintenance options; shorter-term commercial truck rental; contract maintenance services; flexible maintenance services; and value-added fleet support services such as insurance, vehicle administration and fuel services. In addition, we provide our customers the ability to purchase a large selection of used trucks, tractors and trailers through our used vehicle sales program.
Market Trends
The U.S. commercial fleet market is estimated to include 8.2 million vehicles(1) of which 4.2 million vehicles are with privately held companies, 1.5 million vehicles(2) are with for-hire carriers, 0.5 million vehicles are leased from banks or other financial institutions and 0.8 million vehicles are in the lease and rental market. The 4.2 million vehicles privately owned by companies provide all or a portion of the transportation services for themselves rather than outsourcing those services to third parties such as Ryder. Several trends have been increasing the need for outsourcing: increased demand for efficiency and reliability; increased complexity and cost of buying and maintaining vehicles including technology, diagnostics, and training; labor issues including a shortage of qualified truck drivers and mechanics; as well as increased regulation and enforcement of safety requirements. Because of these trends, we believe the privately held fleets and the for-hire carriers will increasingly decide to outsource. Ryder also targets customers who are already outsourcing with other providers.
Similar trends apply to outsourcing in Canada, and the Canadian commercial fleet is estimated at 500,000 vehicles, of which approximately 17,000 are in the lease and rental market(3) . In the U.K., the commercial rental and lease market is estimated at 225,000 units (4). The total lease and rental market in Ryder’s major markets totals over 1 million units. However, due to general trends and the trends in market sub-segments described above, combined with our success in converting owners to outsourcing, the total market potential for Ryder is significantly higher.
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
Operations
For the year ended December 31, 2016, our global FMS business accounted for 61% of our consolidated revenue.
U.S. Ryder was founded in the U.S. in 1933. Our FMS customers in the U.S. range from small businesses to large national enterprises operating in a wide variety of industries, the most significant of which are food and beverage, transportation and warehousing, housing, business and personal services, and industrial. At December 31, 2016, we had 529 operating locations, excluding ancillary storage locations, in 50 states and Puerto Rico. A location consists of a maintenance facility or “shop”. Our maintenance facilities typically include a shop for preventive maintenance and repairs, a service island for fueling, safety inspections and preliminary maintenance checks, offices for sales and other personnel, and in many cases, a commercial rental vehicle counter. We also operate on-site at 167 customer locations, which primarily provide vehicle maintenance.
Canada. We have been operating in Canada for over 50 years. At December 31, 2016, we had 36 operating locations throughout 9 Canadian provinces. We also operated 14 maintenance facilities on-site at customer properties in Canada.

Europe. We began operating in the U.K. in 1971. At December 31, 2016, we had 63 operating locations primarily throughout the U.K. We also managed a network of 453 independent maintenance facilities in the U.K. to serve our customers when it is more effective than providing the service in a Ryder location. In addition to our typical FMS operations, we supply and manage vehicles, equipment and personnel for military organizations in the U.K. and Germany.

(1)	U.S. Fleet as of June 2016, Class 3-8, IHS Markit Ltd. (formerly RL Polk)

(2)	U.S. Fleet as of June 2016, Class 3-8, IHS Markit Ltd. (formerly RL Polk)

(3)	Canada Outsourced Fleet Market as of September 2016, Class 3-8, IHS Markit Ltd. (formerly RL Polk)

(4)	U.K. Lease and Rental HGV Market, Projection for December 2016, Source: The Society of Motor Manufacturers & Traders (SMMT) 2010 & Ryder Internal Estimates

FMS Product Offerings
Full Service Leasing.    Our full service leases as well as leases with flexible maintenance options provide customers with vehicles, maintenance services, supplies, and related equipment necessary for operation of the vehicles while our customers furnish and supervise their own drivers and dispatch and exercise control over the vehicles. Our lease customers receive the following benefits:

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

•
We provide full service lease customers with complete maintenance program designed to reduce vehicle downtime through a preventive maintenance plan that is based on vehicle type and time or mileage intervals. Alternatively, we offer flexible maintenance options to our customers designed to provide them with choices on their preferred level of maintenance. Given our continued focus on improving the efficiency and effectiveness of our maintenance services, particularly in light of changing technology and increased regulation, we provide our lease customers with a cost effective alternative to maintaining their own fleet of vehicles and the flexibility to choose the maintenance program that works for them. Beginning in 2016 customer’s maintenance options include, full service, preventive and on demand.

•
Our customers have access to our extensive network of maintenance facilities and trained technicians for maintenance, vehicle repairs, 24-hour emergency roadside service, and replacement vehicles for vehicles that are temporarily out of service.

•	We typically retain vehicle residual risk exposure.

•
Customers have an opportunity to enhance their standard lease with additional fleet support services including our fuel and related services as described below; liability insurance coverage under our existing insurance policies and related insurance services; safety services including safety training, driver certification and loss prevention consulting; vehicle use and other tax reporting, permitting and licensing, and regulatory compliance (including hours of service administration); environmental services; and access to RydeSmart®, a full-featured GPS fleet location, tracking, and vehicle performance management system and to Ryder FleetCARE SM, our web-based tool that provides customers with 24/7 access to key operational and maintenance management information about their fleets.

For the year ended December 31, 2016, full service lease revenue accounted for 56% of our FMS total revenue. Beginning in 2017, FMS will report this product as ChoiceLease.
Commercial Rental.    We target rental customers that have a need to supplement their private fleet of vehicles on a short-term basis (one day up to one year in length), either because of seasonal increases in their business or discrete projects that require additional transportation resources. Lease customers utilize our commercial rental fleet to handle their peak or seasonal business needs. Although a portion of our commercial rental business is purely occasional in nature, we focus on building long-term relationships with customers so that we become their preferred source for commercial vehicle rentals. Our rental representatives assist in selecting a vehicle that satisfies a customer’s needs and supervise the rental process, which includes execution of a rental agreement and a vehicle inspection. In addition to vehicle rental, we may extend liability insurance coverage under our existing policies to our rental customers as well as the benefits of cost savings and convenience of our comprehensive fuel services program. For the year ended December 31, 2016, commercial rental revenue accounted for 19% of our FMS total revenue.
Contract Maintenance.    Through our contract maintenance product line, we provide maintenance services to customers who do not choose to lease vehicles from us. Our contract maintenance customers commit to utilizing our extensive network of maintenance facilities and trained technicians to maintain the vehicles they own or lease from third parties. We can also customize the services to include ancillary maintenance and/or fleet support services. Vehicles covered under this offering are typically serviced at our own facilities. However, based on the size and complexity of a customer’s fleet, we may operate an on-site maintenance facility at the customer’s location. For the year ended December 31, 2016, contract maintenance revenue accounted for 4% of our FMS total revenue. Beginning in 2017, FMS will report this product as SelectCare and it will include Contract-Related Maintenance.

The following table provides information regarding the number of vehicles and customers by FMS product offering at December 31, 2016:

	U.S.		Foreign		Total
	Vehicles	Customers	Vehicles	Customers	Vehicles	Customers
Full service leasing	112,300	11,200	24,200	2,700	136,500	13,900
Commercial rental (1)	30,600	32,100	7,200	5,900	37,800	38,000
Contract maintenance (2)	43,100	1,500	5,900	400	49,000	1,900
______________

(1)	Commercial rental customers include customers who rented a vehicle for more than 3 days during the year and includes approximately 8,100 lease customers

(2)	Contract maintenance customers include approximately 970 lease customers

Contract-Related Maintenance.    Our lease and contract maintenance customers periodically require additional maintenance and repair services that are not included in their lease or contract maintenance contracts. For example, additional maintenance and repair services may arise when a customer damages a leased vehicle. In addition, because of our existing relationships with the customer, we may provide service on their owned vehicles and charge the customer on an hourly basis for work performed. By servicing all of our customers’ maintenance needs, we create stronger, long-term relationships and have greater opportunity to provide customers with a wide range of outsourcing solutions. For the year ended December 31, 2016, contract-related maintenance revenue accounted for 5% of our FMS total revenue. Beginning in 2017, FMS will report this product within the newly named SelectCare product.
More recently, we have contracted with large private fleet operators and for-hire carriers to provide maintenance on demand, particularly in geographic areas where these customers do not have their own maintenance operations. The contract for on-demand maintenance services is based on a maintenance program that is designed to meet the customers' specific needs and all maintenance is performed only when and as requested by the customer. This product allows us to expand our customer base to include customers that have traditionally chosen to own and maintain their fleet of vehicles.
Fuel Services.    We provide our FMS customers with access to diesel fuel at competitive prices at over 450 of our maintenance facilities across the United States and Canada. We also provide fuel services such as fuel planning, fuel tax reporting, centralized billing, fuel cards and fuel monitoring. Although fuel sales do not have a significant impact on our FMS earnings, as it is largely a pass-through cost to customers, we believe allowing customers to leverage our fuel buying power is a significant and valuable benefit to our customers. For the year ended December 31, 2016, fuel services revenue accounted for 13% of our FMS total revenue.
Used Vehicles.    We primarily sell our used vehicles at one of our 59 retail sales centers throughout North America (18 of which are co-located at an FMS shop), at our branch locations or through our website at www.Usedtrucks.Ryder.com. Typically, before we offer used vehicles for sale, our technicians ensure that the vehicles are Road Ready®, which means that they have passed a comprehensive, multi-point performance inspection based on specifications formulated through our maintenance program. Our retail sales centers throughout North America allow us to leverage our maintenance expertise and strong brand reputation to realize higher sales proceeds than in the wholesale market. Given our focus on maximizing sales proceeds, we generally sell our used vehicles through retail centers for prices in excess of book value. However, the extent to which we are able to realize a gain on the sale of used vehicles is dependent upon various other factors, including the general state of the used vehicle market, the supply and demand for used commercial vehicles in retail and wholesale markets, the age and condition of the vehicle at the time of its disposal and vehicle depreciation rates.

FMS Business Strategy
Our FMS business strategy is to be the leading provider of fleet management outsourcing services for light, medium and heavy duty vehicles. Our strategy will be achieved if we focus on the following goals and priorities:

•
Drive profitable fleet growth by (1) successfully implementing sales and marketing initiatives designed to compel private fleet operators and for-hire carriers to outsource all or some portion of their fleet management needs to us; (2) offering innovative products, solutions and support services that will create and strengthen new and existing customer relationships; and (3) completing targeted acquisitions;

•
Deliver a consistent, industry-leading and cost-effective maintenance program to our customers through continued process improvement and re-design, productivity initiatives and technology improvements; and

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
Our FMS business segment competes with companies providing similar services on a national, regional and local level. Many regional and local competitors provide services on a national level through their participation in various cooperative programs. Competitive factors include price, equipment, maintenance, service and geographic coverage. We compete with finance lessors, truck and trailer manufacturers and independent dealers who provide full service lease products, finance leases, extended warranty maintenance, rental and other transportation services. With the growth of our on-demand maintenance product, we will also face competition from managed maintenance providers who are hired to coordinate and manage the maintenance of large fleets of vehicles through a network of third-party maintenance providers. Value-added differentiation of the full service leasing, maintenance and commercial rental services, as well as continued commitment to offer innovative products and solutions, such as natural gas vehicles, has been and will continue to be our emphasis.

Dedicated Transportation Solutions
Value Proposition
Through our DTS business segment, we combine the equipment, maintenance and administrative services of a full service lease with drivers and additional services to provide a customer with a dedicated transportation solution that is designed to increase their competitive position, improve risk management and integrate their transportation needs with their overall supply chain. Such additional services include routing and scheduling, fleet sizing, safety, regulatory compliance, risk management, technology and communication systems support, including on-board computers and other technical support. These additional services allow us to address, on behalf of our customers, labor challenges associated with maintaining a private fleet of vehicles, such as driver recruitment and retention, government regulation, including hours of service regulations, DOT audits and workers’ compensation. Our DTS solution offers a high degree of specialization to meet the needs of customers with sophisticated service requirements such as tight delivery windows, high-value or time-sensitive freight, closed-loop distribution, multi-stop shipments, specialized equipment and integrated transportation needs.
Market Trends
The U.S. dedicated contract carriage market is estimated to be $14 billion(1). This market is affected by many of the same trends that impact our FMS business, including the tightening of capacity in the current U.S. trucking market. The administrative requirements relating to regulations issued by the Department of Transportation (DOT) regarding driver screening, training and testing, as well as record keeping and other costs associated with the hours of service requirements, make our DTS product an attractive alternative to private fleet and driver management. This has become even more significant in light of Compliance, Safety, Accountability (CSA) regulatory changes made effective in 2010. The CSA regulatory changes have also put pressure on the availability of qualified truck drivers, which supply continues to lag market need. In addition, market demand for just-in-time delivery creates a need for well-defined routing and scheduling plans that are based on comprehensive asset utilization analysis and fleet rationalization studies offered as part of our DTS services.
Operations/Product Offerings
For the year ended December 31, 2016, our global DTS business accounted for 15% of our consolidated revenue. At December 31, 2016, we had 200 DTS customer accounts in the U.S. Because it is highly customized, our DTS product is particularly attractive to companies that operate in industries that have time-sensitive deliveries or special handling requirements, as well as companies who require specialized equipment. Because DTS accounts typically operate in a limited geographic area, most of the drivers assigned to these accounts are short haul drivers, meaning they return home at the end of each work day. Although a significant portion of our DTS operations are located at customer facilities, our DTS business also utilizes and benefits from our extensive network of FMS facilities.
In order to customize an appropriate DTS transportation solution for our customers, our DTS logistics specialists perform a transportation analysis using advanced logistics planning and operating tools. Based on this analysis, they formulate a logistics design that includes the routing and scheduling of vehicles, the efficient use of vehicle capacity and overall asset utilization. The goal of each customized plan is to create a distribution system that optimizes freight flow while meeting a customer’s service goals. A team of DTS transportation specialists can then implement the plan by leveraging the resources, expertise and technological capabilities of both our FMS and SCS businesses.

(1) Armstrong & Associates Tightened Up - Third-Party Logistics Market Results and Trends for 2016, June 2016

To the extent a distribution plan includes multiple modes of transportation (air, rail, sea and highway), our DTS team, in conjunction with our SCS transportation specialists, selects appropriate transportation modes and carriers, places the freight, monitors carrier performance and audits billing. In addition, through our SCS business, we can reduce costs and add value to a DTS customer’s distribution system by aggregating orders into loads, looking for shipment consolidation opportunities and organizing loads for vehicles that are returning from their destination point back to their point of origin (backhaul).
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

Supply Chain Solutions
Value Proposition
Through our SCS business, we offer a broad range of innovative logistics management services that are designed to optimize a customer’s supply chain and address customer's key business requirements. The organization is aligned by industry verticals (Automotive, Technology and Healthcare, Consumer Packaged Goods and Retail, and Industrial) to enable our teams to focus on the specific needs of their customers. Our SCS product offerings are organized into four categories: dedicated services, distribution management, transportation management and professional services. These offerings are supported by a variety of information technology and engineering solutions that are an integral part of our SCS services. These product offerings can be offered independently or as an integrated solution to optimize supply chain effectiveness. A key aspect of our value proposition is our operational execution, which is an important differentiator in the marketplace.
Market Trends
Global logistics is approximately a $8.7 trillion(1) market, of which approximately $720 billion(1) is outsourced. Logistics spending in the markets we are targeting in North America and Asia equates to approximately $1.8 trillion, of which $193 billion is outsourced. Outsourced logistics is a market with significant growth opportunity. More sophisticated supply chain practices are required as supply chains expand and become more complex, product needs continue to proliferate and companies look for lower cost supply chain alternatives. In addition, disruptions from unexpected events such as natural disasters have caused companies to focus on risk management of their supply chains. The more complicated the supply chain or the product requirements, the greater the need for companies to utilize the expertise of supply chain solution providers.

(1) Armstrong & Associates Tightened Up - Third-Party Logistics Market Results and Trends for 2016, June 2016

Operations
For the year ended December 31, 2016, our global SCS business accounted for 24% of our consolidated revenue.

     U.S.    At December 31, 2016, we had 313 SCS customer accounts in the U.S., most of which are large enterprises that maintain large, complex supply chains. Most of our core SCS business operations are geographically located to maximize efficiencies and reduce costs. At December 31, 2016, managed warehouse space totaled approximately 38 million square feet for the U.S. We also concentrate certain logistics expertise in locations not associated with specific customer sites. For example, our carrier procurement, contract management, freight bill audit and payment services, and transportation optimization and execution groups operate out of our logistics centers in Novi, Michigan and Fort Worth, Texas.
Mexico. At December 31, 2016, we had 108 SCS customer accounts and managed warehouse space totaling approximately 4.5 million square feet. Our Mexico operations offer a full range of SCS services and manage approximately 15,800 border crossings each month between Mexico and the U.S. and Canada, often highly integrated with our distribution and transportation operations.
Canada.    At December 31, 2016, we had 47 SCS customer accounts and managed warehouse space totaling approximately 1.2 million square feet. Given the proximity of this market to our U.S. and Mexico operations, the Canadian operations are highly coordinated with their U.S. and Mexico counterparts, managing cross-border transportation and freight movements.
Asia.    At December 31, 2016, we had 72 SCS customer accounts and managed warehouse space totaling approximately 333,000 square feet, primarily in Singapore.

SCS Product Offerings
Distribution Management.    Our SCS business offers a wide range of services relating to a customer’s distribution operations, from designing a customer’s distribution network to managing distribution facilities. Services within the facilities generally include managing the flow of goods from the receiving function to the shipping function, coordinating warehousing and transportation for inbound and outbound material flows, handling import and export for international shipments, coordinating just-in-time replenishment of component parts to manufacturing and final assembly, and providing shipments to customer distribution centers or end customer delivery points. Additional value-added services such as light assembly of components into defined units (kitting), packaging and refurbishment are also provided. For the year ended December 31, 2016, distribution management solutions accounted for 50% of our SCS revenue.
Dedicated Services.   Dedicated services are offered as part of an integrated supply chain solution to our customers. We fulfill transportation needs for our customers with a combination of outside carriers and dedicated services. The dedicated services offering combines the equipment, maintenance, drivers and additional services to provide a customer with a dedicated transportation solution, which combined with outside transportation, is designed to increase their competitive position, improve risk management and integrate their transportation needs with their overall supply chain. Such additional services include routing and scheduling, fleet sizing, safety, regulatory compliance, risk management, technology and communication systems support including on-board computer, and other technical support. These additional services allow us to address, on behalf of our customers, labor challenges associated with maintaining a private fleet of vehicles, such as driver recruitment and turnover, government regulation (including hours of service regulations), DOT audits and workers' compensation. Our dedicated services solution offers a high degree of specialization to meet the needs of customers with sophisticated service requirements such as tight delivery windows, high value or time-sensitive freight, closed-loop distribution, multi-stop shipments, specialized equipment and integrated transportation needs. Dedicated services operations are located at our customer facilities, and our dedicated offering utilizes and benefits from our extensive network of FMS facilities. For the year ended December 31, 2016, approximately 36% of our SCS revenue was related to dedicated services.
Transportation Management.    Our SCS business offers services relating to all aspects of a customer’s transportation network. Our team of transportation specialists provides shipment planning and execution, which includes shipment optimization, load scheduling and delivery confirmation through a series of technological and web-based solutions. Our transportation consultants, including our freight brokerage department, focus on carrier procurement of all modes of transportation with an emphasis on truck-based transportation, rate negotiation, and freight bill audit and payment services. In addition, our SCS business provides customers with capacity management services that are designed to meet backhaul opportunities and minimize excess miles. For the year ended December 31, 2016, we purchased and/or executed $4.7 billion in freight moves on our customers' behalf. For the year ended December 31, 2016, transportation management solutions accounted for 9% of our SCS revenue.
Professional Services.    In conjunction with providing the SCS core services described previously, our SCS business offers a variety of knowledge-based services that support every aspect of a customer’s supply chain. Our SCS professionals are available to evaluate a customer’s existing supply chain to identify inefficiencies as well as opportunities for integration and improvement. Once the assessment is complete, we work with the customer to develop a supply chain strategy that will create the most value for the customer and their target clients. Once a customer has adopted a supply chain strategy, our SCS logistics team, supported by functional experts and representatives from our information technology, real estate and finance groups, work together to design a strategically focused supply chain solution. The solution may include both a network design that sets forth the number, location and function of key components of the network and a transportation solution that optimizes the mode or modes of transportation and route selection. In addition to providing the distribution and transportation expertise necessary to implement the supply chain solution, our SCS representatives can coordinate and manage all aspects of the customer’s supply chain provider network to assure consistency, efficiency and flexibility. For the year ended December 31, 2016, knowledge-based professional services accounted for 5% of our SCS revenue.
SCS Business Strategy
Our SCS business strategy is to offer our customers differentiated functional execution and proactive solutions from deep expertise in key industry verticals. The strategy revolves around the following interrelated goals and priorities:

•	Providing customers with best in class execution and quality through reliable and flexible supply chain solutions;

•	Developing innovative solutions and capabilities that drive value for our customer within our targeted industry verticals;

•	Creating a culture of innovation and collaboration to share capabilities and solutions to meet our client’s needs;

•	Consistent focus on network optimization and continuous improvement; and

•	Successfully executing targeted sales and marketing growth strategies.
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
ACQUISITIONS
In addition to our continued focus on organic growth, acquisitions play an important role in enhancing our growth strategy. In assessing potential acquisition targets in our FMS business segment, we look for companies that would create value through operating synergies, leveraging our existing facility infrastructure, improving our geographic coverage and diversifying our customer base. In our DTS business segment, we are focusing on strategies for growth, including acquisitions that expand our capabilities and vertical market sector. In our SCS business segment, we focus on adding capabilities and product offerings, potentially expanding into new industries, diversifying our customer base within our current industries, and improving our competitive position.
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

ADMINISTRATION
Our financial administrative functions for the U.S. and Canada, including credit, billing and collections are consolidated into our Shared Services Center, a centralized processing center located in Alpharetta, Georgia. Our Shared Services Center also manages contracted third parties providing administrative finance and support services outside of the U.S. in order to reduce ongoing operating expenses and maximize our technology resources. This centralization results in more efficient and consistent centralized processing of selected administrative operations. Certain administrative functions are also performed at the Shared Services Center for our customers. The Shared Services Center’s main objectives are to enhance customer service through process standardization, create an organizational structure that will improve market flexibility and allow future reengineering efforts to be attained more easily at lower implementation costs.
REGULATION
Our business is subject to regulation by various federal, state and foreign governmental entities. The DOT and various federal and state agencies exercise broad powers over certain aspects of our business, generally governing such activities as authorization to engage in motor carrier operations, safety and financial reporting. In 2010, the Federal Motor Carrier Safety Administration (FMCSA) began implementation of the CSA, a compliance and enforcement initiative partnering with State agencies designed to monitor and improve commercial vehicle motor safety. The CSA program includes a Safety Measurement System (SMS) that uses roadside inspections and violations to measure motor carriers and drivers and determines the scores related to these inspections and violations that compare the motor carriers and drivers against peers. The FMCSA established thresholds for seven different measurement areas that identify potential safety risks and result in direct intervention or enforcement action.
We are also subject to a variety of requirements of national, state, provincial and local governments, including the U.S. Environmental Protection Agency and the Occupational Safety and Health Administration, which regulate safety, the management of hazardous materials, water discharges and air emissions, solid waste disposal and the release and cleanup of regulated substances. We must comply with licensing and other requirements imposed by the U.S. Department of Homeland Security and U.S. Customs Service as a result of increased focus on homeland security and our Customs-Trade Partnership Against Terrorism certification. We may also become subject to new or more restrictive regulations imposed by these agencies or other authorities relating to carbon controls and reporting, engine exhaust emissions, drivers’ hours of service, wage and hour requirements, security including data privacy and cyber security and ergonomics.
ENVIRONMENTAL
We have a long-standing commitment to sound environmental practices that reduce risk and build value for us and our customers. We have a history of adopting “green” designs and processes because they are efficient, cost-effective transportation solutions that improve our bottom line and bring value to our customers. We have maintained an environmental mission since 1991 and have updated it periodically as regulatory and customer needs have changed. Our environmental policy reflects our commitment to supporting the goals of sustainable development, environmental protection and pollution prevention in our business. We have adopted proactive environmental strategies that have advanced business growth and continued to improve our performance in ways that reduce emission outputs and environmental impact. Our environmental team works with operating employees to develop and administer programs in support of our environmental policy and to help ensure that environmental considerations are integrated into all business processes and decisions.
In establishing appropriate environmental objectives and targets for our wide range of business activities around the world, we focus on (1) the needs of our customers; (2) the communities in which we provide services; and (3) relevant laws and regulations. We regularly review and update our environmental management procedures, and information regarding our environmental activities is routinely disseminated throughout Ryder. In 2016, we substantially expanded our sustainability reporting with the publication of our 2014/2015 Corporate Sustainability Report, which includes expanded and enhanced disclosures, as well as new metrics related to our environmental and safety performance for the years 2014 and 2015. In addition, we have voluntarily responded to the Carbon Disclosure Project (CDP) since 2008, disclosing direct and indirect emissions resulting from our operations, and earned leadership status for the quality of our disclosure report submitted in 2016. These reports are publicly available on the company website at www.ryder.com by clicking on About Us and then selecting Sustainability.
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
EMPLOYEES
At December 31, 2016, we had approximately 34,500 full-time employees worldwide, of which 32,600 were employed in North America, 1,400 in Europe and 500 in Asia. Currently we employ approximately 7,700 drivers and 5,900 technicians. We have approximately 21,600 hourly employees in the U.S., approximately 4,100 of which are organized by labor unions. Those employees organized by labor unions are principally represented by the International Brotherhood of Teamsters, the International Association of Machinists and Aerospace Workers and the United Auto Workers, and their wages and benefits are governed by 98 labor agreements which are renegotiated periodically. Although we have not experienced a material work stoppage or strike, these events can potentially occur given the types of businesses in which we currently engage. We consider that our relationship with our employees is good.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position
Robert E. Sanchez	51	Chair and Chief Executive Officer
Art A. Garcia	55	Executive Vice President and Chief Financial Officer
Dennis C. Cooke	52	President, Global Fleet Management Solutions
John J. Diez	45	President, Dedicated Transportation Solutions
J. Steven Sensing	49	President, Global Supply Chain Solutions
Robert D. Fatovic	51	Executive Vice President, Chief Legal Officer and Corporate Secretary
Frank Lopez	42	Senior Vice President and Chief Human Resources Officer
Karen M. Jones	54	Executive Vice President and Chief Marketing Officer
John Gleason	60	Executive Vice President and Chief Sales Officer
Melvin L. Kirk	52	Senior Vice President and Chief Information Officer

Robert E. Sanchez was appointed Chair of Ryder's Board in May 2013 and promoted to Chief Executive Officer and became a Board member in January 2013. Previously, Mr. Sanchez served as President and Chief Operating Officer from February 2012 to December 2012. He served as President, Global Fleet Management Solutions from September 2010 to February 2012 and as Executive Vice President and Chief Financial Officer from October 2007 to September 2010. He also previously served as Executive Vice President of Operations, U.S. Fleet Management Solutions from October 2005 to October 2007 and as Senior Vice President and Chief Information Officer from January 2003 to October 2005. Mr. Sanchez joined Ryder in 1993 and has held various other positions of increasing responsibility, including leadership positions in all three of Ryder's business segments.
Art A. Garcia has served as Executive Vice President and Chief Financial Officer since September 2010. Previously, Mr. Garcia served as Senior Vice President and Controller from October 2005 to August 2010, and as Vice President and Controller from February 2002 to September 2005. Mr. Garcia joined Ryder in 1997 and has held various other positions within Corporate Accounting.
Dennis C. Cooke has served as President, Global Fleet Management Solutions since February 2012. Previously, Mr. Cooke served as Senior Vice President and Chief of Operations, U.S. and Canada Fleet Management Solutions from July 2011 to February 2012. Prior to joining Ryder in July 2011, Mr. Cooke held various positions with General Electric (GE) and related companies, including Vice President and General Manager of GE Healthcare’s Global MRI business from 2000 to 2005.  He then served as President and Chief Executive Officer of GE Security’s Homeland Protection business from 2005 to 2009, and continued serving in those roles from 2009 to 2011 after the business was acquired by the Safran Group and became Morpho Detection, Inc.

J. Steven Sensing has served as President of Global Supply Chain Solutions since March 2015. Previously, Mr. Sensing served as Vice President and General Manager of the Technology industry group from February 2007 to February 2015. In July 2014, he also added the Retail industry group under his leadership. Mr. Sensing joined Ryder in 1992 and has since held various positions within Dedicated Services, Transportation Management and Distribution Management.
John J. Diez has served as President of Dedicated Transportation Solutions since March 2015. Previously, Mr. Diez served as Senior Vice President of Ryder Dedicated from March 2014 to February 2015, and as Senior Vice President of Asset Management from January 2011 to February 2014. Mr. Diez joined Ryder's Finance department in 2002 and has since held various positions within Finance including Senior Vice President Global Field Finance and Vice President and Chief Financial Officer of Fleet Management Solutions.
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
Frank Lopez was appointed to Chief Human Resources Officer in February 2016.  Previously, Mr. Lopez held the position of Senior Vice President, Global Human Resources Operations since July 2013.  Mr. Lopez joined Ryder in 2002 and has since held various positions within the Human Resources, Labor Relations and Legal functions.
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
John Gleason was appointed Executive Vice President and Chief Sales Officer in November 2015.  Previously,  Mr. Gleason served as Senior Vice President of Global Fleet Management Solutions from October 2009, when he joined Ryder, to October 2015. Prior to joining Ryder, Mr. Gleason served as Chief Sales Officer for Automatic Data Processing (ADP) from April 2005 to September 2009 and as Senior Vice President of Sales from July 1998 to April 2005.
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
In addition, our Corporate Governance Guidelines, Principles of Business Conduct and Board committee charters are posted on the Corporate Governance page of our website at www.ryder.com. Upon request to our Investor Relations page on our website at www.ryder.com, we will provide a copy of our Finance Code of Conduct to anyone, free of charge.

ITEM 1A. RISK FACTORS

The following contains all known material risks that could affect our business.

Uncertain or unfavorable economic and industry conditions could adversely impact our business and operating results.

Although macro-economic risk affects most industries, the transportation industry is particularly susceptible to changes in economic and market conditions as our business relies on the strength of our customers’ businesses and the level of confidence our customers have about future market conditions.  Because of this, our business may begin to slow before market slowdowns, at the point of customer uncertainty, and may recover later than market recoveries, as our customers may continue to feel uncertain about future market conditions. Long-term full service lease and short-term rental of commercial vehicles comprise a large portion of our business. Our vehicles are leased or rented to customers that transport goods commercially so that the demand for our products is directly tied to the production and sale of goods by our customers.  As a result, when fewer goods are sold by our customers, demand for our services may decrease.  Also, sudden changes in fuel prices and fuel shortages may adversely impact the total vehicle miles driven by our customers. If uncertainty and lack of customer confidence around macroeconomic and transportation industry conditions increase, they may impact our future growth prospects and our business and results of operations could be materially adversely affected.

In a weak or volatile economy, demand for our longer-term contractual services may decrease, waver or become less predictable as customers are often unwilling to commit to long-term lease, maintenance, dedicated services or supply chain contracts. Contractual-based services include full lease and maintenance contracts in our FMS business segment, dedicated services in our DTS business segment and supply chain contracts in our SCS business segment. Accordingly, any sustained weakness in demand or a protracted economic downturn can negatively impact performance and operating results in our contractual-based service offerings. Similarly, although we experienced continued growth in full service lease during 2016, our customers still remain cautious about entering into long-term leases.

Customer uncertainty may serve to increase demand for our transactional services (because they do not require a long-term commitment) as these services are generally more cyclical due to their transactional nature, causing results to vary in both the short- and long-term. Transactional-based services include commercial rental and used vehicle sales in our FMS business segment. Although commercial rental demand began to stabilize in the second half of 2016, following a period of soft demand and uncertainty in the latter part of 2015 and first half of 2016, rental demand may decline again or face more unexpected volatility in the future.

Our capital intensive business requires us to make capital decisions based upon projected customer activity levels.

We make significant investments in rental vehicles to support our rental business based on anticipated customer demand.  We make commitments to purchase the vehicles months in advance. We must predict fleet requirements and make commitments based on demand projections and various other factors.  Missing our projections could result in too much or too little capacity in our rental fleet.  Overcapacity could require us to dispose of vehicles at lower than anticipated pricing levels or result in asset write-downs and undercapacity could negatively impact our ability to reliably provide rental vehicles to our customers.

We bear the residual risk on the value of our vehicles.

Impact on Used Vehicle Sales. We generally bear the residual risk on the value of our vehicles. Beginning in the latter part of 2015 and continuing through 2016, we saw a weakening of conditions in the used vehicle sales market, which adversely affected used vehicle volume and pricing, especially for tractors. If the market for used vehicles further declines, or there is a concern regarding the quality, maintenance or condition of our vehicles, we may obtain lower sales proceeds upon the sale of used vehicles, which may impact the residual value estimates of our operating fleet.We sell our used vehicles through various channels, including retail sales centers, at our branch locations, through our website at www.UsedTrucks.Ryder.com, as well as through the wholesale market. Pricing and demand for used vehicles varies among selling channels, particularly between the retail and wholesale markets, as we generally obtain lower proceeds on vehicles sold through wholesale channels. If we are unable to meet our targeted fleet counts through our projected mix of retail versus wholesale sales, we may be required to sell more vehicles than planned through the wholesale market, which will impact our sales proceeds. In the latter part of 2016, we increased wholesaling activity which contributed to lower used vehicle sales results in 2016.

Impact on our Full Service Lease Product Line. Changes in residual values also impact the overall competitiveness of our full service lease product line, as estimated sales proceeds are a significant component of the overall price of the lease. Additionally, technology changes and sudden changes in supply and demand together with other market factors beyond our control vary from year to year and from vehicle to vehicle, making it difficult to accurately predict residual values used in calculating our depreciation expense. Although we have developed disciplines related to the management and maintenance of our vehicles designed to prevent these losses, there is no assurance that these practices will sufficiently reduce the residual risk. For a detailed discussion on our accounting policies and assumptions relating to depreciation and residual values, please see the “Critical Accounting Estimates - Depreciation and Residual Value Guarantees” section in Management's Discussion and Analysis of Financial Condition and Results of Operations.

Our inability to maintain appropriate commercial rental fleet utilization rates could adversely impact our profitability.
In our commercial rental product line, we purchase vehicles and optimize the size and mix of the commercial rental fleet based upon our expectations of overall market demand. As a result, we bear the risk for ensuring that we have the proper vehicles in the right condition and location to effectively capitalize on market demand in order to drive the highest levels of utilization and revenue per unit. We employ a sales force and operations team on a full-time basis to manage and optimize this product line; however, their efforts may not be sufficient to overcome a significant change in market demand in the rental business. In contrast, in our full service lease product line, we typically do not purchase vehicles until we have an executed contract with a customer.

Failure to execute our growth strategy and develop, market and consistently deliver high-quality services that meet customer expectations, may cause our revenue and earnings to suffer.

Our long-term strategy is to grow our outsourcing services by targeting private fleets new to outsourcing and key industries with innovative solutions, operational excellence, and best-in-class talent and information technology. To successfully execute on this strategy, we must continue to focus on developing effective solutions that meet our existing and target customers’ evolving needs. This requires the skills, experience and efforts of our management team and continued investment in new technology, sales and marketing. Notwithstanding our efforts, these new or changed service offerings may not meet customer demands, prove to be profitable or succeed in the long term. If we do not make the right strategic investments to respond to current customer needs and establish and develop new customer relationships, our ability to develop and maintain a competitive advantage and continue to grow could be negatively affected.

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

We may fail to respond adequately or in a timely manner to innovative changes in new technology in our industry.
In recent years, our industry has been characterized by rapid changes in technology, leading to innovative transportation and logistics concepts that could change the way our industry does business. For example, new concepts are currently under development for more advanced electric vehicles, automatic or semi-automatic self-driving vehicles and drones. There may be additional innovations impacting the transportation, trucking and supply chain/logistics industries that we cannot yet foresee. Our inability to quickly adapt to and adopt new innovations in products and processes desired by our customers may result in a significant loss of demand for our service offerings. Our lease and rental fleets could become unfavorable with our customers or obsolete within a relatively short period of time, and we may no longer be able to find buyers for our used vehicles. An increase in customer use of electric vehicles could reduce the need for our vehicle maintenance services, diesel vehicles and related offerings. Likewise, self-driving vehicles may reduce the need for our dedicated service offerings, where, in addition to a vehicle, Ryder provides a driver as part of an integrated, full service customer solution.

Failure to maintain, upgrade and consolidate our information technology networks could adversely affect us.
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

We are continuously upgrading and consolidating our systems, including enhancing legacy systems, replacing legacy systems with successor systems and acquiring new systems with newer functionality. These types of activities subject us to additional costs and inherent risks associated with replacing and modifying these systems, including impairment of our ability to provide our services, potential disruption of our internal control structure, substantial capital expenditures, additional administration and operating expenses, retention of sufficiently skilled personnel to implement and operate the new systems, demands on management time, and other risks and costs of delays or difficulties in transitioning to new systems or integrating new systems into our current systems. Our system implementations may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. In addition, the implementation of new technology systems may cause disruptions in our business operations and have an adverse effect on our business and operations, if not anticipated and appropriately mitigated.

We may be subject to cybersecurity risks, some of which are beyond our control.

We depend on the proper functioning and availability of our information systems in operating our business, including communications and data processing systems. It is important that the data processed by these systems remains confidential, as it often includes competitive customer information, confidential customer transaction data, employee records, and key financial and operational results and statistics. Portions of our business utilize information systems that provide critical services to both our employees and our customers. Cyber incidents that impact the availability, reliability, speed, accuracy, or other proper functioning of these systems could have a significant impact on our operations. Some of our software applications are utilized by third parties who provide outsourced administrative functions, which may increase the risk of a cybersecurity incident. Our information systems are protected through physical and software safeguards as well as backup systems considered appropriate by management. However, we may be unable to fully protect against the possibility of damage created by natural disasters, power loss, telecommunications failures, cybersecurity attacks and similar events in every potential circumstance that may arise.

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
We derive a significant portion of our SCS and DTS segment revenue from a relatively small number of customers.

During 2016, sales to our top ten SCS customers representing all of the industry groups we service accounted for 55% of our SCS total revenue and 53% of our SCS operating revenue (revenue less fuel and subcontracted transportation). Additionally, approximately 44% of our global SCS revenue is from the automotive industry and is directly impacted by automotive vehicle production. Our top ten DTS customers accounted for 45% of DTS total revenue and 40% of DTS operating revenue. The loss of any of these customers or a significant reduction in the services provided to any of these customers could impact our operations and adversely affect our SCS or DTS segment financial results. While we continue to focus our efforts on diversifying our customer base, we may not be successful in doing so in the short-term.

We are also subject to credit risk associated with the concentration of our accounts receivable from our SCS and DTS customers. If one or more of these customers were to become bankrupt, insolvent or otherwise were unable to pay for the services provided by us, we may incur significant write-offs of accounts receivable or incur lease or asset impairment charges that could adversely affect our operating results and financial condition.

In addition, many of our customers operate in cyclical or seasonal industries, or operate in industries, including the food and beverage industry, that may be impacted by unanticipated weather, growing conditions (such as drought, insects or disease), natural disasters and other conditions over which we have no control. A downturn in our customers' business cycles or unanticipated events impacting their businesses could cause a reduction in freight volume shipped by those customers or a reduction in their need for our SCS or DTS services.

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

Substantially all of our FMS lease and maintenance services and our DTS and SCS services are provided under contractual arrangements with our customers. The pricing structure for our lease and contract maintenance business is based on certain assumptions regarding capital costs, our ability to acquire equipment at competitive rates from our suppliers, maintenance expense over the life of the contract, particularly in light of new engine technologies, residual values, productivity, and the mix of fixed and variable costs, many of which are derived from historical data and trends. Under most of our SCS contracts, all or a portion of our pricing is based on certain assumptions regarding the scope of services, production volumes, operational efficiencies, the mix of fixed versus variable costs, productivity and other factors.

If we are incorrect in our assumptions, or as a result of subsequent changes in our customers' business needs or operations, or market forces that are outside of our control, these assumptions prove to be invalid, we could have lower margins than anticipated or be unable to offer competitive products and services. Although some of our SCS contracts provide for renegotiation upon a material change, there is no assurance that we will be successful in obtaining the necessary price adjustments.
We may face difficulties in attracting and retaining drivers and technicians.

Drivers. We hire drivers primarily for our DTS business segment. There is significant competition for qualified drivers in the transportation industry. Additionally, interventions and enforcement under the Federal Motor Carrier Safety Administration (FMCSA) Compliance, Safety, Accountability program may shrink the industry's pool of drivers as those drivers with unfavorable scores may no longer be eligible to drive for us. As a result of driver shortages, we could be required to increase driver compensation, let trucks sit idle, utilize lower quality drivers or face difficulty meeting customer demands, all of which could adversely affect our growth and profitability.

Technicians. Similarly, we hire technicians in our FMS business segment to perform vehicle maintenance services on our lease, contract maintenance and rental fleets. In recent years, there has been a decrease in the overall supply of skilled maintenance technicians, particularly new technicians with qualifications from technical programs and schools, which could make it more difficult to attract and retain skilled technicians.

We may face issues with our union employees.

We have 4,100 employees that are organized by labor unions whose wages and benefits are governed by 98 labor agreements that are renegotiated periodically. Some of the industries in which we currently engage have experienced a material work stoppage, slowdown or strike. Our business and operations could be impacted in the event of labor strikes or work stoppages involving our employees organized by labor unions in our FMS, DTS or SCS business segments.

We operate in a highly regulated industry, and costs of compliance with, or liability for violation of, existing or future regulations could significantly increase our costs of doing business.

Our business is subject to regulation by various federal, state and foreign governmental agencies. These agencies could institute new laws, rules or regulations or issue interpretation changes to existing regulations at any time. We have also seen an increase in proactive enforcement of existing regulations by some entities. Compliance with new laws, rules or regulations could substantially impair labor and equipment productivity, increase our costs or impact our ability to offer certain services. Conversely, our failure to comply with any applicable laws, rules or regulations to which we are subject, whether actual or alleged, could expose us to fines, penalties or potential litigation liabilities, including costs, settlements and judgments. We are also subject to reputational risk and other detrimental business consequences associated with noncompliance, such as employees, customers, agents, suppliers or other persons using our supply chain or assets to commit illegal acts, including the use of company assets for terrorist activities, or a breach of data privacy laws, the ongoing development of which in the U.S. and other jurisdictions may require changes to our data security policies and procedures to comply with new standards.

Department of Transportation Regulations. The U.S. Department of Transportation and various state and federal agencies exercise broad powers over our motor carrier operations, safety and the generation, handling, storage, treatment and disposal of waste materials. Any regulatory initiatives could increase costs or operating complexity.

Federal Motor Carrier Safety Administration (FMCSA) Compliance, Safety, Accountability Program. The FMCSA's Compliance, Safety, Accountability program may increase the cost for our customers given the potential impact to the driver pool, the additional hours of service requirements and additional investment in vehicle equipment. In addition, although Ryder's scores are below the thresholds that would trigger concern, if performance worsens, we could risk intervention that may create risk to our operating authority.

Labor and Employment Laws and Regulations. We maintain operations and employees in numerous states throughout the U.S., which are governed by federal and state labor and employment laws and regulations relating to compensation, benefits, healthcare and various workplace issues, all of which are applicable to our employees, and in some cases, independent contractors. State labor and employment rules vary from state to state and in some states, require us to meet much stricter standards than required in other states. Also, we are or may become subject to various class-action lawsuits related to wage and hour violations and improper pay in certain states. Unfavorable or unanticipated outcomes in any of the lawsuits could subject us to increased costs and impact our profitability.

International Laws Governing Countries Where We Have Operations. We currently operate in Canada, Europe, Mexico and Asia, where we are subject to compliance with local laws and regulatory requirements of foreign jurisdictions, including local tax laws, and compliance with the Foreign Corrupt Practices Act. Local laws and regulatory requirements may vary significantly from country to country. Customary levels of compliance with local regulations and the tolerance for noncompliance by regulatory authorities may also vary in different countries and geographical locations, and impact our ability to successfully implement our compliance and business initiatives in certain jurisdictions. Also, adherence to rigorous local laws and regulatory requirements may limit our ability to expand into certain international markets and result in residual liability for legal claims and tax disputes arising out of previously discontinued operations. In addition, uncertainty resulting from the new U.S. presidential administration and congress or the U.K.'s withdrawal from the European Union (Brexit) could adversely impact our (or our customers) business, financial condition and results of operations.

Laws Governing the Operations of our Customers. The U.S. government or governments of other nations that regulate the operations of our customers or any instituted laws relating to cross-border tariffs or other penalties could disrupt international or domestic supply chain operations. The laws could adversely affect the ability for customers to continue their international operations, which would have a negative impact on the demand for our services.

Environmental Regulations Regarding Vehicle Exhaust Emissions, Carbon Emissions and Climate Change May Negatively Impact our Business. Current and future regulations governing vehicle exhaust emissions could adversely impact our business. The Environmental Protection Agency (EPA) issued regulations that required progressive reductions in exhaust emissions from certain diesel engines. The 2015 regulations require reductions in carbon dioxide, which can only be reduced by improving fuel economy, and which require compliance with different emissions standards for both engines and chassis, based on vocation. OEMs may be required to install additional engine componentry, additional aerodynamics on chassis and low-rolling resistance tires to comply with the regulations, which may result in higher operating costs associated with the more complex componentry and a shorter useful tread life for tires and increased operating costs for customers and us.

Additional EPA regulations are expected to go into effect in 2017, with incremental changes through 2027, that may further impact our business. Although customers may see reduced fuel consumption under the new standards, this could be offset by higher maintenance costs per mile . Each of these requirements could also result in higher prices for vehicles, diesel engine fuel and vehicle maintenance, which are passed on to our customers, as well as higher maintenance costs and uncertainty as to reliability of the new engines, all of which could, over time, increase our costs and adversely affect our business and results of operations. The new technology may also impact the residual values of these vehicles when sold in the future.

Future regulation of other environmental matters, including potential limits on carbon emissions under climate-change legislation, could also impact our business and profitability if enacted.

Other Regulations. We may also become subject to new or more restrictive regulations imposed by the Occupational Safety and Health Administration, the Department of Homeland Security, U.S. Customs Service or other authorities.

New lease accounting rules may negatively impact customer demand for our lease products.

Demand for our full service lease product line is based in part on customers' decisions to lease rather than buy vehicles. A number of factors can impact whether customers decide to lease or buy vehicles, including economic benefits, accounting considerations, tax treatment, interest rates and operational flexibility. In February 2016, the Financial Accounting Standards Board issued its new accounting standards involving a new approach to lease accounting that differs from current practice. Most notably, the new approach eliminates off-balance sheet treatment of leases and require lessees to recognize a right-of-use asset and a lease liability on their balance sheets for all leases with a term of greater than 12 months. This new accounting standard must be implemented by companies as of January 1, 2019, although companies may opt to adopt the standard before this date. Implementation of the new standard could be perceived to make leasing a less attractive option for some of our full service lease customers.

Changes in income tax regulations for U.S. and multinational companies may increase our tax liability or adversely impact our tax structure.

The U.S. Congress, the Organization for Economic Co-operation and Development (OECD), the European Union, and other government agencies in jurisdictions in which we and our affiliates invest or do business have maintained a focus on the taxation of multinational companies. The OECD, which represents a coalition of member countries, is supporting changes to numerous long-standing tax principles through its base erosion and profit shifting (BEPS) project, which is focused on a number of issues, including the shifting of profits between affiliated entities in different tax jurisdictions.  The European Union has a number of on-going tax initiatives.  Additionally, President Trump and Congress have announced proposals for potential reform to the U.S. federal income tax rules for businesses.  Certain of these proposals for reform, if enacted by the United States or by other countries in which we or our affiliates invest or do business, could adversely affect us. It is unclear what any actual legislation would provide or what its prospects for enactment would be.

Volatility in assumptions and asset values related to our pension plans may reduce our profitability and adversely impact current funding levels.

We historically sponsored a number of defined benefit plans for employees not covered by union-administered plans, including certain employees in foreign countries. The retirement benefits under the defined benefit plans are frozen for non-grandfathered and certain non-union employees. Our major defined benefit plans are funded, with trust assets invested in a diversified portfolio. The cash contributions made to our defined benefit plans are required to comply with minimum funding requirements imposed by employee benefit and tax laws. The projected benefit obligation and assets of our global defined benefit plans as of December 31, 2016, were $2.2 billion and $1.8 billion, respectively. The difference between plan obligations and assets, or the funded status of the plans, is a significant factor in determining pension expense and the ongoing funding requirements of those plans. Macroeconomic factors, as well as changes in investment returns and discount rates used to calculate pension expense and related assets and liabilities can be volatile and may have an unfavorable impact on our costs and funding requirements. Although we have actively sought to control increases in these costs and funding requirements through investment policies and plan contributions, as well as through a lump-sum buyout offer in 2015, there can be no assurance that we will succeed, and continued cost pressure could reduce the profitability of our business and negatively impact our cash flows.

We are subject to risk of multi-employer pension plan withdrawal.

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

Our operations may be affected by external factors such as severe weather and other natural occurrences, including floods, fires, hurricanes and earthquakes at operating locations where we have vehicles, warehouses and other facilities. As a result, our vehicles and facilities may be damaged, our workforce may be unavailable, fuel costs may rise and significant business interruptions could occur. In addition, the performance of our vehicles could be adversely affected by extreme weather conditions. Insurance to protect against loss of business and other related consequences resulting from these natural occurrences is subject to coverage limitations, depending on the nature of the risk insured. This insurance may not be sufficient to cover all of our damages or damages to others and this insurance may not continue to be available at commercially reasonable rates. Even with insurance, if any natural occurrence leads to a catastrophic interruption of service, we may not be able to mitigate a significant interruption in operations.

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

We may be negatively impacted by adverse events in the global credit and financial markets.

Significant uncertainty, volatility, disruptions or downturns in the global credit and financial markets may result in:

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
We maintain 606 FMS properties in the U.S., Puerto Rico and Canada; we own 402 of these and lease the remaining 204. Our FMS properties are primarily comprised of maintenance facilities generally including a repair shop, rental counter, fuel service island, administrative offices, and used vehicle retail sales centers.
Additionally, we manage 181 on-site maintenance facilities, located at customer locations.
We also maintain 189 locations in the U.S. and Canada in connection with our domestic SCS business. Almost all of our SCS locations are leased and generally include a warehouse and administrative offices.
We maintain 123 international locations (locations outside of the U.S. and Canada) for our international businesses. There are 63 locations in the U.K. and Germany, 57 locations in Mexico and 3 locations in Singapore. The majority of these locations are leased and may be a repair shop, warehouse or administrative office.
Additionally, we maintain 10 U.S. locations primarily used for Central Support Services. These facilities are generally administrative offices, of which we own three and lease the remaining seven.

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

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Ryder Common Stock Prices

	Stock Price		Dividends per Common Share
	High	Low
2016
First quarter	$66.36	45.12	0.41
Second quarter	71.90	56.98	0.41
Third quarter	69.78	59.57	0.44
Fourth quarter	85.42	62.03	0.44

2015
First quarter	$99.32	82.29	0.37
Second quarter	100.64	86.75	0.37
Third quarter	93.86	72.66	0.41
Fourth quarter	76.33	53.54	0.41
Our common shares are listed on the New York Stock Exchange under the trading symbol “R.” At January 31, 2017, there were 7,181 common stockholders of record and our stock price on the New York Stock Exchange was $77.60.

Performance Graph
The following graph compares the performance of our common stock with the performance of the Standard & Poor’s 500 Composite Stock Index and the Dow Jones Transportation 20 Index for a five year period by measuring the changes in common stock prices from December 31, 2011 to December 31, 2016.

Dollars
250
210
170
130
90

	2011	2012	2013	2014	2015	2016
Ryder System, Inc.	$100.00	96.47	145.63	186.30	116.23	156.16
S&P 500 Index	$100.00	115.98	153.51	174.47	176.88	197.98
Dow Jones Index	$100.00	107.48	151.95	190.01	158.21	193.47

The stock performance graph assumes for comparison that the value of the Company’s Common Stock and of each index was $100 on December 31, 2011, and that all dividends were reinvested. Past performance is not necessarily an indicator of future results.

Purchases of Equity Securities
The following table provides information with respect to purchases we made of our common stock during the quarter ended December 31, 2016:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Number of Shares That May Yet Be Purchased Under the Anti-Dilutive Program (2)
October 1 through October 31, 2016	92	$70.88	—	1,620,104
November 1 through November 30, 2016	143,547	73.72	143,547	1,476,557
December 1 through December 31, 2016	13,288	79.96	12,855	1,463,702
Total	156,927	$74.24	156,402
______________

(1)
During the three months ended December 31, 2016, we purchased an aggregate of 525 shares of our common stock in employee-related transactions. Employee-related transactions may include: (i) shares of common stock delivered as payment for the exercise price of options exercised or to satisfy the option holders’ tax withholding liability associated with our share-based compensation programs and (ii) open-market purchases by the trustee of Ryder’s deferred compensation plans relating to investments by employees in our stock, one of the investment options available under the plans.

(2)
In December 2015, our Board of Directors authorized a new share repurchase program intended to mitigate the dilutive impact of shares issued under our employee stock plans.  Under the December 2015 program, management is authorized to repurchase (i) up to 1.5 million shares of common stock, the sum of  which will not exceed the number of shares issued to employees under the Company’s employee stock plans from December 1, 2015 to December 9, 2017,  plus (ii) 0.5 million shares issued to employees that were not purchased under the Company’s previous share repurchase program. The December 2015 program limits aggregate share repurchases to no more than 2 million shares of Ryder common stock.  Share repurchases of common stock are made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. Management may establish prearranged written plans for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the December 2015 program, which allow for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan.

ITEM 6. SELECTED FINANCIAL DATA
The following selected consolidated financial information should be read in conjunction with Items 7 and 8 of this report.

	Years ended December 31
	2016	2015	2014	2013	2012
	(Dollars and shares in thousands, except per share amounts)
Operating Data:
Total Revenue	$6,786,984	6,571,893	6,638,774	6,419,285	6,256,967
Operating Revenue (1)	$5,790,897	5,561,077	5,252,217	4,965,818	4,770,259
Earnings from continuing operations	$264,640	305,989	220,225	243,275	200,668
Comparable earnings from continuing operations (2)	$290,357	327,331	296,868	256,640	226,584
Net earnings (3)	$262,477	304,768	218,341	237,871	209,748
Per Share Data:
Earnings from continuing operations -Diluted	$4.94	5.73	4.14	4.63	3.90
Comparable earnings from continuing operations -Diluted (2)	$5.42	6.13	5.58	4.88	4.40
Net earnings -Diluted (3)	$4.90	5.71	4.11	4.53	4.08
Cash dividends	$1.76	1.56	1.42	1.30	1.20
Book value (4)	$38.39	37.15	34.30	35.56	28.56
Financial Data:
Total assets	$10,902,454	10,952,580	9,837,776	9,156,175	8,439,027
Average assets (5)	$11,056,740	10,464,001	9,594,878	8,692,120	8,168,023
Return on average assets (%) (5)	2.4	2.9	2.3	2.7	2.6
Long-term debt	$4,599,864	4,868,097	4,681,240	4,010,810	3,577,289
Total debt	$5,391,274	5,502,627	4,717,524	4,283,013	3,982,044
Shareholders’ equity (4)	$2,052,275	1,987,111	1,819,087	1,896,561	1,467,237
Debt to equity (%) (4)	263	277	259	226	271
Average shareholders’ equity (4), (5)	$2,052,371	1,894,917	1,925,824	1,593,942	1,405,640
Adjusted return on average capital (%) (5), (6)	4.8	5.8	5.8	5.8	5.7
Net cash provided by operating activities from continuing operations	$1,601,022	1,441,788	1,382,818	1,251,811	1,160,175
Net cash (used)/provided by financing activities from continuing operations	$(185,922)	731,485	311,650	347,070	333,805
Net cash used in investing activities from continuing operations	$(1,405,833)	(2,161,355)	(1,704,510)	(1,603,818)	(1,504,273)
Free cash flow (7)	$193,675	(727,714)	(315,116)	(339,596)	(488,373)
Capital expenditures paid	$1,905,157	2,667,978	2,259,164	2,122,628	2,133,235
Other Data:
Average common shares — Diluted	53,361	53,260	53,036	52,071	50,740
Number of vehicles — Owned and leased	185,100	185,200	174,100	172,100	172,500
Average number of vehicles — Owned and leased	185,400	180,500	172,800	171,200	173,700
Number of employees	34,500	33,100	30,600	28,900	27,700
_____________________

(1)
Non-GAAP financial measure.  Refer to the “Non-GAAP Financial Measures” section in Item 7 for a reconciliation of total revenue to operating revenue, as well as the reasons management believes these measures are important to investors.

(2)
Non-GAAP financial measures. Refer to the “Non-GAAP Financial Measures” section in Item 7 of this report for a reconciliation of net earnings from continuing operations to comparable earnings from continuing operations and net earnings from continuing operations per diluted common share to comparable earnings per diluted common share, as well as the reasons management believes these measures are important to investors.

(3)
Net earnings in 2016, 2015, 2014, 2013 and 2012, included (losses)/earnings from discontinued operations of $(2) million, or $(0.04) per diluted common share, $(1) million, or $(0.02) per diluted common share, $(2) million, or $(0.03) per diluted common share, $(5) million, or $(0.10) per diluted common share, and $9 million, or $0.18 per diluted common share, respectively.

(4)
Shareholders’ equity at December 31, 2016, 2015, 2014, 2013 and 2012, reflected cumulative after-tax equity charges of $627 million, $577 million, $584 million, $474 million, and $645 million, respectively, related to our pension and postretirement plans.

(5)	Amounts were computed using an 8-point average based on quarterly information.

(6)
Non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section in Item 7 of this report for a reconciliation of the non-GAAP elements of this calculation and a numerical reconciliation of net earnings to adjusted net earnings and average total debt and average shareholders' equity to adjusted average total capital used to calculate adjusted return on average capital, as well as the reasons management believes these measures are important to investors.

(7)
Non-GAAP financial measure. Refer to the “Non-GAAP financial measures” section in Item 7 of this report for a reconciliation of net cash provided by operating activities to free cash flow, as well as the reasons why management believes this measure is important to investors.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with our consolidated financial statements and related notes contained in Item 8 of this report on Form 10-K. The following MD&A describes the principal factors affecting results of operations, financial resources, liquidity, contractual cash obligations, and critical accounting estimates. The information presented in the MD&A is for the years ended December 31, 2016, 2015 and 2014 unless otherwise noted.
OVERVIEW
Ryder System, Inc. (Ryder) is a global leader in transportation and supply chain management solutions. Our operating segments are aggregated into reportable business segments based upon similar economic characteristics, products, services, customers and delivery methods. We report our financial performance based on three business segments: (1) FMS, which provides full service leasing, commercial rental, contract maintenance, and contract-related maintenance of trucks, tractors and trailers to customers principally in the U.S., Canada and the U.K.; (2) DTS, which provides vehicles and drivers as part of a dedicated transportation solution in the U.S.; and (3) SCS, which provides comprehensive supply chain solutions including distribution and transportation services in North America and Asia. Dedicated transportation services provided as part of an integrated, multi-service, supply chain solution to SCS customers are reported in the SCS business segment.
The FMS business, our largest segment, had total revenue (net of intercompany eliminations) and assets in 2016 of $4.1 billion and $10 billion, respectively, representing 61% of our consolidated revenue and 91% of consolidated assets. DTS total revenue and assets in 2016 were $1.0 billion and $256 million, respectively, representing 15% of our consolidated revenue and 2% of consolidated assets. SCS total revenue and assets in 2016 were $1.6 billion and $713 million, respectively, representing 24% of our consolidated revenue and 7% of consolidated assets.
We operate in highly competitive markets. Our customers select us based on numerous factors including service quality, price, technology and service offerings. As an alternative to using our services, customers may choose to provide these services for themselves, or may choose to obtain similar or alternative services from other third-party vendors. Our customer base includes enterprises operating in a variety of industries including food and beverage service (22%), transportation and warehousing (19%), automotive (11%), retail and consumer goods (10%), industrial (8%), housing (8%), technology (7%), business and personal services (6%) and other (9%).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

The following discussion provides a summary of financial highlights that are discussed in more detail throughout our MD&A and within the Notes to Consolidated Financial Statements:

				Change
	2016	2015	2014	2016/2015	2015/2014
	(Dollars in thousands, except per share amounts)
Total revenue	$6,786,984	6,571,893	6,638,774	3%	(1)%
Operating revenue (1)	5,790,897	5,561,077	5,252,217	4%	6%

Earnings before income taxes (EBT)	$406,381	469,215	338,267	(13)%	39%
Comparable EBT (2)	448,833	505,960	462,991	(11)%	9%
Earnings from continuing operations	264,640	305,989	220,225	(14)%	39%
Comparable earnings from continuing operations (2)	290,357	327,331	296,868	(11)%	10%
Net earnings	262,477	304,768	218,341	(14)%	40%
Earnings per common share — Diluted
Continuing operations	$4.94	5.73	4.14	(14)%	38%
Comparable (2)	5.42	6.13	5.58	(12)%	10%
Net earnings	4.90	5.71	4.11	(14)%	39%
_________________

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

In 2016, total revenue increased 3% to $6.79 billion and operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation) increased 4% to $5.79 billion. Total and operating revenue increased due to growth in the full service lease fleet and higher prices on full service lease replacement vehicles and new business, increased volumes and higher pricing in SCS and DTS. These increases were partially offset by lower demand in commercial rental and negative impacts from foreign exchange. Total revenue was also negatively impacted by lower prices on fuel passed through to customers, partially offset by increased subcontracted transportation in DTS. EBT decreased 13% in 2016, reflecting lower used vehicle and commercial rental results, partially offset by higher full service lease results in FMS and margin growth in SCS and DTS.
Cash provided by operating activities from continuing operations increased to $1.60 billion in 2016 compared with $1.44 billion in 2015. Free cash flow from continuing operations (a non-GAAP financial measure) increased to positive $194 million in 2016 from negative $728 million in 2015 reflecting lower capital expenditures.
Capital expenditures decreased 35% to $1.76 billion in 2016, reflecting planned lower investments in the full service lease and commercial rental fleets. Our debt balance decreased 2% to $5.39 billion at December 31, 2016, due to lower financing needs to fund capital expenditures. Our debt to equity ratio decreased to 263% from 277% in 2015, largely driven by positive free cash flow and lower borrowings to fund capital expenditures.
We increased our annual dividend by 7% to $1.76 per share of common stock during 2016.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

2017 Outlook

In 2017, we expect to deliver another year of solid revenue growth, however, we expect continued challenges in the used vehicle sales environment to result in lower earnings. While future pricing will be determined by the market, our forecast assumes average vehicle pricing will decline by double digits in 2017. We have also accelerated depreciation on vehicles in operation that are expected to be available for sale through mid-2018 to reflect this lower outlook. We anticipate that secular trends favoring outsourcing will drive continued revenue and earnings growth in our contractual businesses across all three segments and expect lease fleet growth of 3,500 vehicles. We expect better commercial rental results reflecting improved utilization in 2017. In addition to earnings growth from our contractual products and improved rental performance, we also anticipate earnings to benefit from workforce reductions taken in late 2016 and other cost-savings actions.

We expect cash provided by operating activities from continuing operations to increase approximately $100 million to $1.7 billion in 2017. We also expect free cash flow to increase $60 million to $250 million in 2017, reflecting increased cash from operations partially offset by higher capital spending. Given the increase in free cash flow, we expect to reduce our leverage to the middle of our long-term range, supporting our ability to continue anti-dilutive share repurchases.

We forecast 2017 earnings from continuing operations of $4.78 to $5.08 per diluted share, compared with $4.94 per diluted share in 2016, and comparable earnings from continuing operations of $5.10 to $5.40 per diluted share, compared with $5.42 per diluted share in 2016. Comparable earnings exclude non-operating pension costs of $0.32 per diluted share in 2017, as well as non-operating pension, restructuring and other net charges of $0.48 in 2016. Total revenue for 2017 is expected to be up 4% to approximately $7 billion. Operating revenue for 2017 is forecast to be up 3% to approximately $6 billion.

Free cash flow, comparable earnings from continuing operations per diluted share and operating revenue are non-GAAP financial measures. Refer to the "Non-GAAP financial measures" section of this MD&A for a description of these measures, reconciliations to their comparable GAAP measures and the reasons why management believes these measures are important to investors.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

FULL YEAR CONSOLIDATED RESULTS

Revenue and cost of revenue by source
Total revenue increased 3% in 2016 to $6.79 billion and decreased 1% in 2015 to $6.57 billion. Operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation) increased 4% in 2016 to $5.79 billion and increased 6% in 2015 to $5.56 billion. The following table summarizes the components of the change in revenue on a percentage basis versus the prior year:

	2016		2015
	Total	Operating	Total	Operating
Organic, including price and volume	6%	5%	7%	8%
Fuel	(2)	—	(6)	—
Foreign exchange	(1)	(1)	(2)	(2)
Total increase/(decrease)	3%	4%	(1)%	6%
Lease and Rental

				Change
	2016	2015	2014	2016/2015	2015/2014
	(Dollars in thousands)
Lease and rental revenues	$3,170,952	3,121,553	2,939,422	2%	6%
Cost of lease and rental	2,234,284	2,153,450	2,036,881	4%	6%
Gross margin	936,668	968,103	902,541	(3)%	7%
Gross margin %	30%	31%	31%
Lease and rental revenues represent full service lease and commercial rental product offerings within our FMS business segment. Revenues increased 2% in 2016 to $3.17 billion and increased 6% in 2015 to $3.12 billion. In 2016, the increase was due to higher full service lease revenue, driven by growth in the average full service lease fleet (up 4% in 2016) and higher prices on replacement vehicles. Lease and rental revenues in 2016 were negatively impacted by lower commercial rental revenue reflecting weaker demand. Foreign exchange negatively impacted revenue growth by 100 basis points. In 2015, the increase was primarily driven by a larger full service lease fleet, higher prices on full service lease vehicles and increased commercial rental revenue. Foreign exchange negatively impacted 2015 lease and rental revenue growth by 200 basis points.
Cost of lease and rental represents the direct costs related to lease and rental revenues. These costs are comprised of depreciation of revenue earning equipment, maintenance costs (primarily repair parts and labor), and other fixed costs such as licenses, insurance and operating taxes. Cost of lease and rental excludes interest costs from vehicle financing. Cost of lease and rental were $2.2 billion in both 2016 and 2015. In 2016, cost of lease and rental reflected higher depreciation and maintenance costs from a larger average lease fleet and accelerated depreciation on vehicles expected to be made available for sale through June 2018 of $10 million, offset by lower depreciation and maintenance on a smaller average rental fleet (down 8% in 2016). Changes in estimated residual values and useful lives of revenue earning equipment effective January 1, 2016, benefited cost of lease and rental by $35 million in 2016. In 2015, the increase was due to higher depreciation, insurance and maintenance costs resulting from a 4% larger average lease fleet and a 7% larger average rental fleet. Cost of lease and rental benefited by $40 million in 2015 due to changes in estimated residual values and useful lives of revenue earning equipment effective January 1, 2015.
Lease and rental gross margin decreased 3% to $937 million and gross margin as a percentage of revenue decreased to 30% in 2016 due to lower commercial rental demand, partially offset by lease fleet growth, as well as benefits from improved residual values. Gross margin increased 7% to $968 million and gross margin as a percentage of revenue remained at 31% in 2015 due to higher per-vehicle pricing and benefits from improved vehicle residual values.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Services

				Change
	2016	2015	2014	2016/2015	2015/2014
	(Dollars in thousands)
Services revenue	$3,152,294	2,912,063	2,911,465	8%	—%
Cost of services	2,602,978	2,413,156	2,447,867	8%	(1)%
Gross margin	549,316	498,907	463,598	10%	8%
Gross margin %	17%	17%	16%
Services revenue represents all the revenues associated with our DTS and SCS business segments as well as contract maintenance, contract-related maintenance and fleet support services associated with our FMS business segment. Services revenue increased 8% in 2016 due to new business, increased volumes and higher pricing in the DTS and SCS segments. The contract-related maintenance and contract maintenance product lines benefited from growth in fleet size, and contract-related maintenance revenue also increased from higher volumes. These increases were partially offset by lower fuel prices passed through to our DTS and SCS customers. Services revenue in 2015 was consistent with the prior year as new business, increased pricing and higher volumes in our SCS and DTS business segments were offset by lower fuel prices and negative impacts from foreign exchange. Foreign exchange negatively impacted revenue growth by 200 basis points in both periods.
Cost of services represents the direct costs related to services revenue and is primarily comprised of salaries and employee-related costs, subcontracted transportation (purchased transportation from third parties), maintenance costs and fuel. Cost of services increased 8% in 2016 to $2.6 billion due to higher volumes, partially offset by lower fuel and insurance costs. Foreign exchange reduced cost of services by 100 basis points in 2016. Cost of services decreased 1% in 2015 to $2.41 billion due to lower fuel costs as well as lower shutdown costs in our SCS business, partially offset by increased insurance and compensation-related costs. The 2015 decrease also reflects higher prior-year start-up and severe winter weather-related costs.
Services gross margin increased 10% to $549 million in 2016, reflecting benefits from higher pricing, new business and higher volumes in our DTS and SCS segments. Services gross margin increased 8% to $499 million in 2015 due to higher revenue. Services gross margin as a percentage of revenue remained at 17% in 2016 and increased to 17% in 2015 due to lower costs.
Fuel

				Change
	2016	2015	2014	2016/2015	2015/2014
	(Dollars in thousands)
Fuel services revenue	$463,738	538,277	787,887	(14)%	(32)%
Cost of fuel services	448,306	519,843	768,292	(14)%	(32)%
Gross margin	15,432	18,434	19,595	(16)%	(6)%
Gross margin %	3%	3%	2%
Fuel services revenue decreased 14% in 2016 to $464 million and decreased 32% in 2015 to $538 million. In both 2016 and 2015, the revenue decrease was due to lower fuel prices passed through to customers. In addition, foreign exchange negatively impacted revenue growth by 100 basis points in 2015. Foreign exchange did not significantly impact revenue growth in 2016.
Cost of fuel services includes the direct costs associated with providing our customers with fuel. These costs include fuel, salaries and employee-related costs of fuel island attendants and depreciation of our fueling facilities and equipment. Cost of fuel services decreased 14% in 2016 to $448 million and decreased 32% in 2015 to $520 million due to lower fuel prices.
Fuel services gross margin decreased 16% to $15 million in 2016 and decreased 6% to $18 million in 2015. Fuel services gross margin as a percentage of revenue remained at 3% in 2016 and increased to 3% in 2015. Fuel is largely a pass-through to customers for which we realize minimal changes in margin during periods of steady market fuel prices. However, fuel services margin is impacted by sudden increases or decreases in market fuel prices during a short period of time as customer pricing for fuel is established based on trailing market fuel costs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

				Change
	2016	2015	2014	2016/2015	2015/2014
	(In thousands)
Other operating expenses	$113,461	117,082	115,808	(3)%	1%
Other operating expenses include costs related to our owned and leased facilities within the FMS business segment such as depreciation, rent, insurance, utilities and taxes. These facilities are utilized to provide maintenance to our lease, rental, contract maintenance and fleet support services customers. Other operating expenses decreased 3% to $113 million in 2016, due to lower utility and maintenance costs for FMS facilities. Other operating expenses increased 1% to $117 million in 2015.

				Change
	2016	2015	2014	2016/2015	2015/2014
	(Dollars in thousands)
Selling, general and administrative expenses (SG&A)	$842,697	844,497	816,975	—%	3%
Percentage of total revenue	12%	13%	12%
SG&A expenses were down slightly at $843 million in 2016 and increased 3% to $844 million in 2015. SG&A expenses as a percent of total revenue decreased to 12% in 2016 and increased to 13% in 2015. Lower compensation-related expenses, marketing-related costs, professional fees and the effects from foreign exchange in SG&A expenses in 2016, were offset by increased pension expense and information technology costs. Pension expense, which primarily impacts SG&A expenses, increased $20 million in 2016 due to the impact of a lower asset return assumption and a higher discount rate as well as a $8 million one-time charge in the second quarter to reflect pension benefit improvements made in 2009 that were not fully reflected in our pension benefit obligation in prior years. The increase in 2015 primarily reflects higher professional fees and compensation-related expenses, strategic investments in information technology and a settlement of a customer-extended insurance claim partially offset by foreign exchange. Foreign exchange reduced growth in SG&A expenses by 100 basis points in 2016 and 200 basis points in 2015.

2014
(In thousands)
Pension lump sum settlement expense	$97,231
In 2014, we reduced the size and potential volatility of our U.S. pension plan obligation by offering former employees a one-time option to receive a lump sum distribution of their vested benefits. The transaction resulted in a non-cash pension settlement loss of $97 million. Refer to Note 22, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements for additional information.

				Change
	2016	2015	2014	2016/2015	2015/2014
	(In thousands)
Used vehicle sales, net	$972	99,853	116,060	(99)%	(14)%
Used vehicle sales, net includes gains and selling costs from sales of used vehicles as well as the write-downs of vehicles classified as held for sale to fair market value. Used vehicle sales, net decreased 99% to $1 million in 2016, due to a drop in the market value of trucks and tractors, which has resulted in lower gains on sales of used vehicles and higher fair market value write-downs. Average proceeds per unit decreased in 2016 from the prior year reflecting a 14% decrease in tractor proceeds per unit and a 1% decrease in truck proceeds per unit. We expect used vehicle pricing to continue declining through 2017. Used vehicle sales, net decreased 14% to $100 million in 2015 due to lower sales volume and higher fair market value write-downs, partially offset by higher average proceeds per unit.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

				Change
	2016	2015	2014	2016/2015	2015/2014
	(Dollars in thousands)
Interest expense	$147,843	150,434	144,739	(2)%	4%
Effective interest rate	2.7%	2.9%	3.1%
Interest expense decreased 2% to $148 million in 2016, reflecting a lower effective interest rate, partially offset by higher average outstanding debt. Interest expense increased 4% to $150 million in 2015, reflecting higher average outstanding debt, partially offset by a lower effective interest rate. The increase in average outstanding debt in 2015 reflects planned higher vehicle capital spending in that year. The lower effective interest rate in both years reflects the replacement of higher interest rate debt with debt issuances at lower rates.

	2016	2015	2014
	(In thousands)
Miscellaneous income, net	$13,068	10,156	13,613
Miscellaneous income, net consists of investment income on securities used to fund certain benefit plans, interest income, gains from sales of operating property, foreign currency transaction gains and other non-operating items. The increase in 2016 is primarily driven by increased rabbi trust investment income. The decrease in 2015 reflects a gain on a contract settlement that benefited 2014.

	2016	2015	2014
	(In thousands)
Restructuring and other charges, net	$5,074	14,225	2,387
During the fourth quarter of 2016 and 2015, we approved plans to reduce our workforce in multiple locations as a result of cost containment actions. These actions resulted in pre-tax charges of $5 million in 2016 and $9 million in 2015. The workforce reduction approved in 2016 was substantially completed in December 2016 and is expected to result in annual cost savings of approximately $20 million. The workforce reduction approved in 2015 was completed during 2016. During the fourth quarter of 2015, we also committed to a plan to divest our Ryder Canadian Retail Shippers Association Logistics operations and shutdown our Ryder Container Terminals business in Canada. The sale and shutdown were completed in 2016. We recognized charges in 2015 for this action of $3 million for employee termination costs and $2 million for asset impairment to adjust assets held for sale to fair value. Refer to Note 4, “Restructuring and Other Charges” in the Notes to Consolidated Financial Statements for further discussion.

				Change
	2016	2015	2014	2016/2015	2015/2014
	(Dollars in thousands)
Provision for income taxes	$141,741	163,226	118,042	(13)%	38%
Effective tax rate from continuing operations	34.9%	34.8%	34.9%
Our provision for income taxes and effective income tax rates from continuing operations are impacted by such items as enacted tax law changes, settlement of tax audits and the reversal of reserves for uncertain tax positions due to the expiration of statutes of limitation. In the aggregate, these items reduced the effective rate by 0.8% in 2016, 2.2% in 2015 and 1.8% in 2014. The other components of the effective tax rate in 2016 and 2015 remained consistent with the prior year.
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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

FULL YEAR OPERATING RESULTS BY BUSINESS SEGMENT

				Change
	2016	2015	2014	2016/2015	2015/2014
	(In thousands)
Revenue:
Fleet Management Solutions	$4,556,194	4,545,692	4,655,758	—%	(2)%
Dedicated Transportation Solutions	1,020,895	895,538	899,802	14	—
Supply Chain Solutions	1,637,850	1,547,763	1,561,347	6	(1)
Eliminations	(427,955)	(417,100)	(478,133)	(3)	13
Total	$6,786,984	6,571,893	6,638,774	3%	(1)%

Operating Revenue: (1)
Fleet Management Solutions	$3,947,740	3,846,046	3,630,521	3%	6%
Dedicated Transportation Solutions	774,319	714,453	661,228	8	8
Supply Chain Solutions	1,352,077	1,256,309	1,201,250	8	5
Eliminations	(283,239)	(255,731)	(240,782)	(11)	(6)
Total	$5,790,897	5,561,077	5,252,217	4%	6%

EBT:
Fleet Management Solutions	$370,754	462,109	433,736	(20)%	7%
Dedicated Transportation Solutions	63,611	45,800	44,556	39	3
Supply Chain Solutions	105,561	93,754	77,800	13	21
Eliminations	(50,148)	(47,193)	(41,361)	(6)	(14)
	489,778	554,470	514,731	(12)	8
Unallocated Central Support Services	(40,945)	(48,510)	(51,740)	16	6
Non-operating pension costs	(29,728)	(19,186)	(9,768)	(55)	(96)
Restructuring and other charges, net and other items	(12,724)	(17,559)	(114,956)	NM	NM
Earnings from continuing operations before income taxes	$406,381	469,215	338,267	(13)%	39%
  ————————————

(1)
Non-GAAP financial measures. Refer to the “Non-GAAP Financial Measures” section of this MD&A for a reconciliation of total revenue to operating revenue, and segment total revenue to segment operating revenue for FMS, DTS and SCS, as well as the reasons why management believes these measures are important to investors.

As part of management’s evaluation of segment operating performance, we define the primary measurement of our segment financial performance as EBT from continuing operations, which includes an allocation of Central Support Services (CSS), and excludes non-operating pension costs, restructuring and other charges, net, as described in Note 4, “Restructuring and Other Charges,” and the items discussed in Note 24, “Other Items Impacting Comparability,” in the Notes to Consolidated Financial Statements. CSS represents those costs incurred to support all business segments, including human resources, finance, corporate services and public affairs, information technology, health and safety, legal, marketing and corporate communications.
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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Inter-segment revenue and EBT are accounted for at rates similar to those executed with third parties. EBT related to inter-segment equipment and services billed to customers (equipment contribution) are included in DTS and SCS and then eliminated (presented as “Eliminations” in the table above). Refer to Note 27, "Segment Reporting" in the Notes to Consolidated Financial Statements for additional information.
The following table sets forth equipment contribution included in EBT for our DTS and SCS business segments:

				Change
	2016	2015	2014	2016/2015	2015/2014
	(Dollars in thousands)
Equipment Contribution:
Dedicated Transportation Solutions	$32,731	32,471	28,436	1%	14%
Supply Chain Solutions	17,417	14,722	12,925	18	14
Total	$50,148	47,193	41,361	6%	14%
The following table provides items excluded from our segment EBT measure and their classification within our Consolidated Statements of Earnings:

Description	Consolidated Statements of Earnings Line Item	2016	2015	2014
		(In thousands)
Non-operating pension costs	SG&A	$(29,728)	(19,186)	(9,768)
Restructuring and other charges, net (1)	Restructuring and other charges	(5,074)	(14,225)	(2,387)
Consulting fees (2)	SG&A	—	(3,843)	(400)
Pension-related adjustments (3)	SG&A	(7,650)	509	(12,564)
Pension lump sum settlement expense (3)	Pension lump sum settlement expense	—	—	(97,231)
Acquisition-related tax adjustment (2)	SG&A	—	—	(1,808)
Acquisition transaction costs	SG&A	—	—	(566)
		$(42,452)	(36,745)	(124,724)
________________

(1)	See Note 4, “Restructuring and Other Charges,” in the Notes to Consolidated Financial Statements for additional information.

(2)	See Note 24, “Other Items Impacting Comparability,” in the Notes to Consolidated Financial Statements for additional information.

(3)	See Note 22, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements for additional information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Fleet Management Solutions

				Change
	2016	2015	2014	2016/2015	2015/2014
	(Dollars in thousands)
Full service lease	$2,573,638	2,406,711	2,276,381	7%	6%
Contract maintenance	199,923	192,470	184,591	4	4
Contractual revenue	2,773,561	2,599,181	2,460,972	7	6
Commercial rental	846,331	940,045	876,994	(10)	7
Contract-related maintenance	249,806	229,195	221,491	9	3
Other	78,042	77,625	71,064	1	9
Fuel services revenue	608,454	699,646	1,025,237	(13)	(32)
FMS Total revenue (1)	$4,556,194	4,545,692	4,655,758	—%	(2)%

FMS Operating revenue (2)	$3,947,740	3,846,046	3,630,521	3	6

FMS EBT	$370,754	462,109	433,736	(20)%	7%

FMS Segment EBT as a % of FMS total revenue	8.1%	10.2%	9.3%	(210) bps	90 bps

FMS Segment EBT as a % of FMS operating revenue (1)	9.4%	12.0%	11.9%	(260) bps	10 bps
____________________

(1)	Includes intercompany fuel sales from FMS to DTS and SCS.

(2)
Non-GAAP financial measures. Reconciliations of FMS total revenue to FMS operating revenue, and FMS EBT as a % of FMS total revenue to FMS EBT as a % of FMS operating revenue, as well as the reasons why management believes these measures are important to investors are included in the “Non-GAAP Financial Measures” section of this MD&A.

FMS total revenue increased slightly to $4.56 billion in 2016 and decreased 2% in 2015 to $4.55 billion. FMS operating revenue (a non-GAAP measure excluding fuel) increased 3% in 2016 to $3.95 billion and increased 6% in 2015 to $3.85 billion. The following table summarizes the components of the change in revenue on a percentage basis versus the prior year:

	2016		2015
	Total	Operating (1)	Total	Operating (1)
Organic, including price and volume	3%	4%	7%	8%
Fuel	(2)	—	(7)	—
Foreign exchange	(1)	(1)	(2)	(2)
Total (decrease)/increase	—%	3%	(2)%	6%
  ————————————

(1)
Non-GAAP financial measures. A reconciliation of FMS total revenue to FMS operating revenue as well as the reasons why management believes these measures are important to investors are included in the "Non-GAAP Financial Measures" section of this MD&A.

2016 versus 2015
Full service lease revenue increased 7% in 2016, reflecting a larger average fleet size and higher prices on replacement vehicles. Foreign exchange negatively impacted full service lease revenue growth by 100 basis points. The average number of full service lease vehicles increased 4% from the prior year, reflecting continued strong sales activity. We expect favorable full service lease comparisons to continue next year primarily due to strong 2016 sales activity, as well as 2017 expected sales. Commercial rental revenue decreased 10% in 2016 due to lower demand. Foreign exchange negatively impacted commercial rental revenue growth by 100 basis points. We expect unfavorable commercial rental comparisons next year based on a weaker demand environment. Contract maintenance revenue increased 4% in 2016, primarily due to higher volumes and new business. Contract-related maintenance revenue increased 9% in 2016, reflecting favorable impacts from growth in the full service lease fleet and higher volumes. Fuel services revenue declined 13% in 2016 due to lower prices passed through to customers.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

FMS EBT decreased 20% in 2016 to $371 million, reflecting lower used vehicle sales results, decreased commercial rental performance and accelerated depreciation on vehicles expected to be made available for sale through June 2018 of $10 million, partially offset by higher full service lease performance and lower overhead costs. Used vehicle sales results declined due to lower proceeds per unit, primarily with tractors and higher fair market value write-downs on vehicles held for sale. Commercial rental performance declined 16% in 2016 reflecting decreased demand. Rental power fleet utilization was 74.7% in 2016, down from 76.5% in 2015, on a 7% smaller average rental power fleet. Full service lease comparisons benefited from growth in fleet size and higher per-vehicle pricing. Full service lease and commercial rental results benefited from lower depreciation of $35 million due to residual value changes implemented January 1, 2016.

2015 versus 2014
Full service lease revenue increased 6% in 2015 due to lease fleet growth and higher pricing on replacement vehicles. Foreign exchange negatively impacted full service lease revenue growth by 200 basis points. The average number of full service lease vehicles increased 4% from the prior year. Commercial rental revenue increased 7% in 2015, reflecting higher North American demand and increased pricing (up 3% in 2015). Foreign exchange negatively impacted commercial rental revenue growth by 200 basis points. Contract maintenance revenue increased 4% in 2015, primarily due to higher volumes and new business. Contract-related maintenance revenue increased 3% in 2015, reflecting higher volumes and new business. Both contract-related maintenance and contract maintenance were positively impacted in 2015 by the full year impact of the 2014 acquisition of Bullwell Trailer Solutions. Fuel services revenue declined 32% in 2015 due to lower prices passed through to customers.
FMS EBT increased 7% in 2015 to $462 million primarily due to higher full service lease results and strong commercial rental performance, partially offset by lower used vehicle sales results. Full service lease comparisons benefited from growth in fleet size and higher per-vehicle pricing. Commercial rental performance improved 8% in 2015 from the prior year, reflecting increased North American demand and higher pricing. Rental power fleet utilization was 76.5% in 2015, down from 77.6% in 2014 on an 8% larger average rental power fleet. Full service lease and commercial rental results benefited from lower depreciation of $40 million due to residual value changes implemented January 1, 2015. Used vehicle sales results decreased due to lower volume, partially offset by higher proceeds per unit.
The following table provides commercial rental statistics on our global fleet:

				Change
	2016	2015	2014	2016/2015	2015/2014
	(Dollars in thousands)
Rental revenue from non-lease customers	$528,892	571,985	523,063	(8)%	9%
Rental revenue from lease customers (1)	$317,439	368,060	353,931	(14)%	4%
Average commercial rental power fleet size – in service (2), (3)	31,500	33,800	31,200	(7)%	8%
Commercial rental utilization – power fleet (2)	74.7%	76.5%	77.6%	(180) bps	(110) bps
______________

(1)	Represents revenue from rental vehicles provided to our existing full service lease customers, generally in place of a lease vehicle.

(2)	Number of units rounded to nearest hundred and calculated using quarterly average unit counts.

(3)	Excluding trailers.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Our global fleet of owned and leased revenue earning equipment and contract maintenance vehicles is summarized as follows (number of units rounded to the nearest hundred):
				Change
	2016	2015	2014	2016/2015	2015/2014
End of period vehicle count
By type:
Trucks(1)	73,300	72,800	68,900	1%	6%
Tractors (2)	67,900	68,700	62,400	(1)	10
Trailers (3), (4)	42,800	42,400	41,400	1	2
Other	1,100	1,300	1,400	(15)	(7)
Total	185,100	185,200	174,100	—%	6%

By ownership:
Owned	183,700	184,700	172,300	(1)%	7%
Leased	1,400	500	1,800	180	(72)
Total	185,100	185,200	174,100	—%	6%

By product line: (4)
Full service lease	136,500	131,800	125,500	4%	5%
Commercial rental	37,800	42,100	39,900	(10)	6
Service vehicles and other	3,300	3,300	3,200	—	3
Active units	177,600	177,200	168,600	—	5
Held for sale	7,500	8,000	5,500	(6)	45
Total	185,100	185,200	174,100	—	6
Customer vehicles under contract maintenance	49,000	46,700	42,400	5	10
Total vehicles serviced	234,100	231,900	216,500	1%	7%

Average vehicle count
By product line:
Full service lease	134,400	128,800	123,400	4%	4%
Commercial rental	39,200	42,400	39,800	(8)	7
Service vehicles and other	3,400	3,200	3,100	6	3
Active units	177,000	174,400	166,300	1	5
Held for sale	8,400	6,100	6,500	38	(6)
Total	185,400	180,500	172,800	3	4

Customer vehicles under contract maintenance	49,200	43,300	39,500	14%	10%

Customer vehicles under on-demand maintenance (5)	21,000	20,000	17,000	5%	18%

Total vehicles serviced	255,600	243,800	229,300	5%	6%
__________________

(1)	Generally comprised of Class 1 through Class 7 type vehicles with a Gross Vehicle Weight (GVW) up to 33,000 pounds.

(2)	Generally comprised of over the road on highway tractors and are primarily comprised of Class 8 type vehicles with a GVW of over 33,000 pounds.

(3)	Generally comprised of dry, flatbed and refrigerated type trailers.

(4)
Includes 5,300 UK trailers (3,300 full service lease and 2,000 commercial rental), 6,100 UK trailers (3,900 full service lease and 2,200 commercial rental) and 6,800 UK trailers (4,400 full service lease and 2,400 commercial rental) as of December 31, 2016, 2015 and 2014, respectively, primarily acquired as part of the Hill Hire acquisition.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

The totals in the previous table include the following non-revenue earning equipment for the global fleet (number of units rounded to the nearest hundred):

				Change
Number of Units	2016	2015	2014	2016/2015	2015/2014
Not yet earning revenue (NYE)	1,700	2,800	2,300	(39)%	22%
No longer earning revenue (NLE):
Units held for sale	7,500	8,000	5,500	(6)	45
Other NLE units	4,400	3,300	3,000	33	10
Total	13,600	14,100	10,800	(4)%	31%
NYE units represent new vehicles on hand that are being prepared for deployment to a lease customer or into the rental fleet. Preparations include activities such as adding lift gates, paint, decals, cargo area and refrigeration equipment. For 2016, the number of NYE units decreased 39% compared with December 31, 2015, reflecting lower lease fleet growth and the redeployment of used vehicles to fulfill lease sales. NLE units represent all vehicles held for sale and vehicles for which no revenue has been earned in the previous 30 days. Accordingly, these vehicles may be temporarily out of service, being prepared for sale or awaiting redeployment. For 2016, the number of NLE units increased 5%, reflecting higher used vehicle inventories and a higher number of vehicles being prepared for sale. We expect NLE units to decline in 2017, as a result of lower expected used vehicle inventories and units being transferred to our used vehicle locations as they are prepared for sale.

Dedicated Transportation Solutions

				Change
	2016	2015	2014	2016/2015	2015/2014
	(Dollars in thousands)
DTS Total revenue (1)	$1,020,895	895,538	899,802	14%	—%

DTS Operating revenue (2)	$774,319	714,453	661,228	8%	8%

DTS EBT	$63,611	45,800	44,556	39%	3%
DTS EBT as a % of DTS total revenue	6.2%	5.1%	5.0%	110 bps	10 bps
DTS EBT as a % of DTS operating revenue (1)	8.2%	6.4%	6.7%	180 bps	(30) bps

Memo:
Average fleet	8,200	7,700	7,300	6%	5%
__________________

(1)	Includes intercompany fuel sales from FMS to DTS.

(2)
Non-GAAP financial measures. Reconciliations of DTS total revenue to DTS operating revenue, DTS EBT as a % of DTS total revenue to DTS EBT as a % of DTS operating revenue, as well as the reasons why management believes these measures are important to investors are included in the “Non-GAAP Financial Measures” section of this MD&A.

Total revenue increased 14% in 2016 to $1.02 billion and remained unchanged at $896 million in 2015. DTS operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation) increased 8% in 2016 to $774 million and 8% in 2015 to $714 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

The following table summarizes the components of the change in revenue on a percentage basis versus the prior year:

	2016		2015
	Total	Operating (1)	Total	Operating (1)
Organic, including price and volume	16%	8%	5%	8%
Fuel	(2)	—	(5)	—
Total increase	14%	8%	—%	8%
  ————————————

(1)
Non-GAAP financial measure. A reconciliation of DTS total revenue to DTS operating revenue, as well as the reasons why management believes this measure is important to investors is included in the "Non-GAAP Financial Measures" section of this MD&A.

We expect favorable operating revenue comparisons to continue next year, however, at a lower growth rate.

2016 versus 2015
In 2016, total revenue increased 14% reflecting organic growth, partially offset by lower fuel prices passed through to our customers. Operating revenue increased 8% due to new business, increased volumes and higher pricing. DTS EBT increased 39% due to increased revenue and, to a lesser extent, lower insurance costs.
2015 versus 2014
In 2015, total revenue was consistent with the prior year as increased operating revenue was offset by declining fuel prices and lower subcontracted transportation costs passed through to customers. Operating revenue increased 8% due to new business, increased pricing and higher volumes. DTS EBT increased 3% due to the benefits of higher operating revenue partially offset by unfavorable self-insurance developments and customer-related bankruptcy charges.
Supply Chain Solutions

				Change
	2016	2015	2014	2016/2015	2015/2014
	(Dollars in thousands)
Automotive	$548,659	469,178	454,888	17%	3%
Technology and healthcare	242,474	251,188	236,380	(3)	6
CPG and retail	436,368	431,571	405,929	1	6
Industrial and other	124,576	104,372	104,053	19	—
Subcontracted transportation	224,060	226,880	264,377	(1)	(14)
Fuel costs (1)	61,713	64,574	95,720	(4)	(33)
SCS total revenue	$1,637,850	$1,547,763	$1,561,347	6%	(1)%

SCS operating revenue (2)	1,352,077	1,256,309	1,201,250	8%	5%

SCS EBT	$105,561	93,754	77,800	13%	21%
SCS EBT as a % of SCS total revenue	6.4%	6.1%	5.0%	30 bps	110 bps
SCS EBT as a % of SCS operating revenue (2)	7.8%	7.5%	6.5%	30 bps	100 bps

Memo:
Average fleet	7,200	6,300	6,000	14%	5%
————————————

(1)	Includes intercompany fuel sales from FMS to SCS.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Total revenue increased 6% in 2016 to $1.64 billion and decreased 1% in 2015 to $1.55 billion. Operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation) increased 8% in 2016 to $1.35 billion and 5% in 2015 to $1.26 billion.

The following table summarizes the components of the change in revenue on a percentage basis versus the prior year:

	2016		2015
	Total	Operating (1)	Total	Operating (1)
Organic, including price and volume	8%	9%	5%	8%
Foreign exchange	(2)	(1)	(4)	(3)
Fuel	—	—	(2)	—
Total increase/(decrease)	6%	8%	(1)%	5%
————————————

(1)
Non-GAAP financial measure. A reconciliation of SCS total revenue to SCS operating revenue, as well as the reasons why management believes this measure is important to investors is included in the "Non-GAAP Financial Measures" section of this MD&A.

We expect favorable operating revenue comparisons to continue next year in line with 2016 performance.

2016 versus 2015
Total revenue increased 6% in 2016 as increased operating revenue was partially offset by a negative impact from foreign exchange. SCS operating revenue increased 8% due to new business, increased volumes and higher pricing, partially offset by a negative impact from foreign exchange. SCS EBT increased 13% in 2016 to $106 million due to increased revenue.
2015 versus 2014
Total revenue decreased 1% in 2015 primarily due to negative impacts from foreign exchange, lower fuel costs passed through to customers and lower subcontracted transportation costs, partially offset by operating revenue growth. Operating revenue increased 5% due to new business, higher volumes and increased pricing, partially offset by a negative impact from foreign exchange. SCS EBT increased 21% in 2015 to $94 million due to increased operating revenue and favorable comparisons to 2014, despite being negatively impacted by lost automotive business, start-up costs and severe winter weather. These favorable comparisons in 2015 were partially offset by foreign exchange, large medical claims, higher compensation-related expenses and insurance developments that benefited the prior year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Central Support Services

				Change
	2016	2015	2014	2016/2015	2015/2014
	(In thousands)
Human resources	$17,501	20,150	19,255	(13)%	5%
Finance	59,445	60,998	57,510	(3)	6
Corporate services and public affairs	11,682	12,303	11,142	(5)	10
Information technology	82,087	84,729	79,498	(3)	7
Legal and safety	23,977	24,522	23,917	(2)	3
Marketing	18,029	22,206	21,409	(19)	4
Other	24,353	33,698	36,689	(28)	(8)
Total CSS	237,074	258,606	249,420	(8)	4
Allocation of CSS to business segments	(196,129)	(210,096)	(197,680)	(7)	6
Unallocated CSS	$40,945	48,510	51,740	(16)%	(6)%

2016 versus 2015
Total CSS costs decreased 8% in 2016 to $237 million, due to lower compensation-related expenses and lower marketing-related and information technology costs. Unallocated CSS costs decreased 16% in 2016 to $41 million, primarily due to the 2015 settlement of a customer-extended insurance claim that adversely impacted costs in the prior year and lower compensation-related expenses.
2015 versus 2014
Total CSS costs increased 4% in 2015 to $259 million, primarily driven by planned investments in information technology and a settlement of a customer-extended insurance claim, partially offset by lower compensation-related expenses. Unallocated CSS costs decreased 6% in 2015 to $49 million, due to a new allocation of marketing-related costs to the business segments in 2015 and lower compensation-related expenses, partially offset by the insurance settlement and investments in information technology.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

FOURTH QUARTER CONSOLIDATED RESULTS

	Three months ended December 31,		Change
	2016	2015	2016/2015
	(Dollars in thousands, except per share amounts)
Total revenue	$1,729,150	1,672,743	3%
Operating revenue (1)	1,466,878	1,441,708	2

EBT	$69,196	111,691	(38)%
Comparable EBT (2)	82,307	130,751	(37)
Earnings from continuing operations	49,275	75,935	(35)
Comparable earnings from continuing operations (2)	57,519	88,832	(35)
Net earnings	48,181	76,201	(37)

Earnings per common share (EPS) — Diluted
Continuing operations	$0.92	1.42	(35)%
Comparable (2)	1.07	1.66	(36)
Net earnings	$0.91	1.43	(36)
  ————————————

(1)
Non-GAAP financial measure. Refer to the“Non-GAAP Financial Measures” section of this MD&A for a reconciliation of total revenue to operating revenue and the reasons why management believes this measure is important to investors.

(2)
Non-GAAP financial measures. Refer to the “Non-GAAP Financial Measures” section for a reconciliation of EBT, net earnings and earnings per diluted common share to their respective comparable measures and the reasons why management believes these measures are important to investors.

Total revenue increased 3% in the fourth quarter of 2016 to $1.73 billion. Operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation) increased 2% in the fourth quarter of 2016 to $1.47 billion. The following table summarizes the components of the change in revenue on a percentage basis versus the prior year:

	Three months ended December 31, 2016
	Total	Operating (1)
Organic, including price and volume	5%	3%
Foreign exchange	(2)	(1)
Total increase	3%	2%
  ————————————

(1)
Non-GAAP financial measure. Refer to the“Non-GAAP Financial Measures” section of this MD&A for a reconciliation of total revenue to operating revenue and the reasons why management believes this measure is important to investors.

EBT decreased 38% in the fourth quarter of 2016 to $69 million. The decrease in EBT reflects lower used vehicle sales results and, to a lesser extent, lower commercial rental results in FMS, partially offset by revenue growth in SCS and DTS. See “Fourth Quarter Operating Results by Business Segment” for further discussion of segment operating results.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

FOURTH QUARTER OPERATING RESULTS BY BUSINESS SEGMENT

	Three months ended December 31,		Change
	2016	2015	2016/2015
	(In thousands)
Revenue:
Fleet Management Solutions	$1,151,742	1,151,615	—%
Dedicated Transportation Solutions	256,870	232,444	11
Supply Chain Solutions	430,185	392,463	10
Eliminations	(109,647)	(103,779)	(6)
Total	$1,729,150	1,672,743	3%
Operating Revenue: (1)
Fleet Management Solutions	$992,274	999,385	(1)%
Dedicated Transportation Solutions	193,106	187,571	3
Supply Chain Solutions	352,650	322,056	9
Eliminations	(71,152)	(67,304)	(6)
Total	$1,466,878	1,441,708	2%
EBT:
Fleet Management Solutions	$64,367	123,506	(48)%
Dedicated Transportation Solutions	15,284	11,099	38
Supply Chain Solutions	26,440	23,793	11
Eliminations	(13,032)	(12,073)	(8)
	93,059	146,325	(36)
Unallocated Central Support Services	(10,752)	(15,574)	31
Non-operating pension costs	(8,037)	(4,835)	(66)
Restructuring and other charges, net and other items	(5,074)	(14,225)	NM
Earnings from continuing operations before income taxes	$69,196	111,691	(38)%
  ————————————

(1)
Non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section of this MD&A for a reconciliation of total revenue to operating revenue, and segment total revenue to segment operating revenue, as well as the reasons why management believes these measures are important to investors.

Fleet Management Solutions
Total revenue remained at $1.15 billion in the fourth quarter of 2016. Operating revenue (a non-GAAP measure excluding fuel) decreased 1% in the fourth quarter of 2016 to $992 million. The following table summarizes the components of the change in revenue on a percentage basis versus the prior year.

	Three months ended December 31, 2016
	Total	Operating (1)
Organic, including price and volume	1%	1%
Fuel	1	—
Foreign exchange	(2)	(2)
Total decrease	—%	(1)%
  ————————————

(1)
Non-GAAP financial measure. A reconciliation of FMS total revenue to FMS operating revenue as well as the reasons why management believes this measure is important to investors is included in the "Non-GAAP Financial Measures" section of this MD&A.

Fuel services revenue increased 5% to $159 million in the fourth quarter of 2016 due to higher fuel prices passed through to customers. Full service lease revenue increased 5% in the fourth quarter of 2016, reflecting a larger average lease fleet size and higher prices on replacement vehicles. Foreign exchange negatively impacted full service lease revenue growth by 100 basis points. Commercial rental revenue declined 14% in the fourth quarter of 2016 due to lower demand.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

FMS EBT decreased 48% in the fourth quarter of 2016 to $64 million, primarily reflecting lower used vehicle sales results, lower commercial rental results and accelerated depreciation on vehicles expected to be made available for sale through June 2018 of $10 million. FMS EBT benefited from higher full service lease results and lower overhead spending. Used vehicles sales results were impacted by lower pricing and increased used vehicle inventory valuation reserves. Lower pricing, in part, reflects increased wholesaling to bring used vehicle inventories closer to our target range. Commercial rental results declined from lower demand. Rental power fleet utilization decreased slightly to 77.3% in the fourth quarter of 2016 from 77.6% in the year-earlier period. Full service lease results benefited from fleet growth. Full service lease and commercial rental results benefited from approximately $9 million of lower depreciation in the fourth quarter due to residual value changes implemented January 1, 2016.
Dedicated Transportation Solutions
Total revenue increased 11% in the fourth quarter of 2016 to $257 million. Operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation) increased 3% in the fourth quarter of 2016 to $193 million. The growth in total revenue reflects higher subcontracted transportation and higher operating revenue. DTS operating revenue grew as a result of increased volumes, as well as new business and increased pricing. DTS EBT increased 38% from the fourth quarter of the prior year due to revenue growth, improved operating performance and prior year customer-related bankruptcy charges.
Supply Chain Solutions
Total revenue increased 10% in the fourth quarter of 2016 to $430 million. Operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation) increased 9% in the fourth quarter of 2016 to $353 million. The following table summarizes the components of the change in revenue on a percentage basis versus the prior year:

	Three months ended December 31, 2016
	Total	Operating (1)
Organic, including price and volume	12%	11%
Foreign exchange	(2)	(2)
Total increase/(decrease)	10%	9%
————————————

(1)
Non-GAAP financial measure. A reconciliation of SCS total revenue to SCS operating revenue, as well as the reasons why management believes this measure is important to investors is included in the "Non-GAAP Financial Measures" section of this MD&A.

SCS total and operating revenue grew as a result of new business and increased volumes, partially offset by the effects of foreign exchange. SCS EBT increased 11% in the fourth quarter of 2016 to $26 million reflecting the impact of revenue growth.
Central Support Services
Unallocated CSS costs decreased 31% in the fourth quarter of 2016 to $11 million due to the settlement of a customer-extended insurance claim in the prior year and lower compensation-related costs in 2016.

FINANCIAL RESOURCES AND LIQUIDITY
Cash Flows
The following is a summary of our cash flows from continuing operations:

	2016	2015	2014
	(In thousands)
Net cash provided by (used in):
Operating activities	$1,601,022	1,441,788	1,382,818
Financing activities	(185,922)	731,485	311,650
Investing activities	(1,405,833)	(2,161,355)	(1,704,510)
Effect of exchange rates on cash	(9,482)	37	297
Net change in cash and cash equivalents	$(215)	11,955	(9,745)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Cash provided by operating activities from continuing operations increased to $1.60 billion in 2016, compared with $1.44 billion in 2015, reflecting higher earnings adjusted for non-cash items, primarily depreciation, and working capital improvements, partially offset by higher pension contributions. The working capital improvements were primarily driven by the timing of trade accounts payable payments to vendors. Cash used in financing activities was $186 million in 2016, compared to cash provided from financing activities of $731 million in 2015 due to lower borrowing needs. Cash used in investing activities decreased to $1.41 billion in 2016, compared with $2.16 billion in 2015, primarily due to lower payments for capital expenditures.
Cash provided by operating activities from continuing operations increased to $1.44 billion in 2015, compared with $1.38 billion in 2014, reflecting higher earnings, excluding depreciation, and lower pension contributions, partially offset by increased working capital needs. The increased working capital needs were primarily driven by timing of trade account payments to vendors and increased receivables related to revenue growth. Cash provided by financing activities increased to $731 million in 2015 from $312 million in 2014, due to increased borrowing needs to fund investing activities. Cash used in investing activities increased to $2.16 billion in 2015, compared with $1.70 billion in 2014, primarily due to higher net capital spending and lower proceeds from revenue earning equipment sales.
The following table shows the components of our free cash flow:

	2016	2015	2014
	(In thousands)
Net cash provided by operating activities	$1,601,022	1,441,788	1,382,818
Sales of revenue earning equipment (1)	414,249	423,605	493,477
Sales of operating property and equipment (1)	7,051	3,891	3,486
Collections on direct finance leases and other (1)	76,510	70,980	64,267
Total cash generated (2)	2,098,832	1,940,264	1,944,048
Purchases of property and revenue earning equipment (1)	(1,905,157)	(2,667,978)	(2,259,164)
Free cash flow (2)	$193,675	(727,714)	(315,116)

Memo:
Net cash (used in) provided by financing activities	$(185,922)	731,485	311,650
Net cash used in investing activities	$(1,405,833)	(2,161,355)	(1,704,510)
———————————

(1)	Included in cash flows from investing activities.

(2)
Non-GAAP financial measures. Reconciliations of net cash provided by operating activities to total cash generated and to free cash flow are set forth in this table. Refer to the “Non-GAAP Financial Measures” section of this MD&A for the reasons why management believes these measures are important to investors.

Free cash flow increased to positive $194 million in 2016 from negative $728 million in 2015 due to lower capital expenditures in 2016. Free cash flow decreased to negative $728 million in 2015 from negative $315 million in 2014 due to higher capital expenditures and lower proceeds from vehicle sales in 2015.

We expect cash provided by operating activities from continuing operations to increase approximately $100 million to $1.7 billion in 2017, primarily due to higher earnings adjusted for non-cash items, mainly depreciation. We also expect 2017 free cash flow to increase to $250 million reflecting higher cash provided by operating activities, partially offset by higher capital spending.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Capital expenditures are generally used to purchase revenue earning equipment (trucks, tractors and trailers) within our FMS segment. These expenditures primarily support the full service lease and commercial rental product lines. The level of capital required to support the full service lease product line varies based on customer contract signings for replacement vehicles and growth. These contracts are long-term agreements that result in predictable cash flows typically over a three to seven year term for trucks and tractors and ten years for trailers. We utilize capital for the purchase of vehicles in our commercial rental product line to replenish and expand the fleet available for shorter-term use by contractual or occasional customers. Operating property and equipment expenditures primarily relate to spending on items such as vehicle maintenance facilities and equipment, computer and telecommunications equipment, investments in technologies, and warehouse facilities and equipment.
The following is a summary of capital expenditures:

	2016	2015	2014
	(In thousands)
Revenue earning equipment:
Full service lease	$1,547,717	2,060,254	1,732,904
Commercial rental	82,580	522,940	415,186
	1,630,297	2,583,194	2,148,090
Operating property and equipment	132,603	112,918	150,145
Total capital expenditures (1)	1,762,900	2,696,112	2,298,235
Changes in accounts payable related to purchases of revenue earning equipment	142,257	(28,134)	(39,071)
Cash paid for purchases of property and revenue earning equipment	$1,905,157	2,667,978	2,259,164
_____________

(1)
Non-cash additions exclude approximately $1 million, $6 million and $8 million in 2016, 2015 and 2014, respectively, in assets held under capital leases resulting from the extension of existing operating leases and other additions.

Capital expenditures decreased in 2016, reflecting planned lower investments in the full service lease and commercial rental fleets. Capital expenditures increased in 2015, reflecting planned higher investments in the full service lease and commercial rental fleets. We expect capital expenditures to increase to approximately $2.0 billion in 2017, primarily due to a planned increase in capital spending in commercial rental. We expect to fund 2017 capital expenditures primarily with internally generated funds and additional debt financing.
Working Capital

	2016	2015
	(In thousands)
Current assets	$1,101,557	$1,098,302
Current liabilities	1,744,069	1,680,255
Working capital	$(642,512)	$(581,953)
Our net working capital was negative $643 million at December 31, 2016 compared with negative $582 million at December 31, 2015. The change in net working capital is primarily driven by a $157 million increase in the current portion of long term debt as we intend to repay certain short-term borrowings with positive free cash flow instead of refinancing these borrowings on a long-term basis under the global revolving credit facility. Our global revolving credit facility is used primarily to finance working capital needs. See "Financing and Other Funding Transactions" for further discussion on the adequacy of our funding sources to meet our operating, investing and financing needs.

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
Our debt ratings and rating outlooks at December 31, 2016 were as follows:

	Short-term		Long-term
	Rating	Outlook	Rating	Outlook
Moody’s Investors Service	P2	Stable	Baa1	Stable (affirmed February 2016)
Standard & Poor’s Ratings Services	A2	Stable	BBB+	Stable (upgraded December 2016)
Fitch Ratings	F2	Stable	A-	Stable (affirmed October 2016)
Cash and equivalents totaled $59 million as of December 31, 2016. Approximately $21 million was held outside the U.S. as of December 31, 2016 and is available to fund operations and other growth of our non-U.S. subsidiaries. Our intent is to indefinitely reinvest these foreign amounts outside the U.S. If we decide to repatriate cash and equivalents held outside the U.S., we may be subject to additional U.S. income taxes and foreign withholding taxes. However, our intent is to permanently reinvest these foreign amounts outside the U.S. and our current plans do not demonstrate a need to repatriate these foreign amounts to fund our U.S. operations.
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
At December 31, 2016, we had the following amounts available to fund operations:

(In millions)
Global revolving credit facility	$675
Trade receivables program	$175
Refer to Note 15, “Debt,” in the Notes to Consolidated Financial Statements for a discussion of these debt facilities.The following table shows the movements in our debt balance:

	2016	2015
	(In thousands)
Debt balance at January 1	$5,502,627	4,717,524
Cash-related changes in debt:
Net change in commercial paper borrowings and revolving credit facilities	(77,798)	323,359
Proceeds from issuance of medium-term notes	596,283	998,576
Proceeds from issuance of other debt instruments	78,645	284,647
Retirement of medium-term notes	(600,000)	(660,000)
Other debt repaid	(69,047)	(138,311)
Debt issuance costs paid	(1,254)	(2,134)
	(73,171)	806,137
Non-cash changes in debt:
Fair market value adjustment on notes subject to hedging	(4,143)	423
Addition of capital lease obligations	1,231	5,959
Changes in foreign currency exchange rates and other non-cash items	(35,270)	(27,416)
Total changes in debt	(111,353)	785,103
Debt balance at December 31	$5,391,274	5,502,627

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

In accordance with our funding philosophy, we attempt to match the aggregate average remaining re-pricing life of our vehicle-related debt with the aggregate average remaining re-pricing life of our vehicle assets. We utilize both fixed-rate and variable-rate debt to achieve this match and generally target a mix of 20% - 40% variable-rate debt as a percentage of total debt outstanding. The variable-rate portion of our total debt (including notional value of swap agreements) was 30% at both December 31, 2016 and 2015.
Ryder's debt to equity ratios were 263% and 277% at December 31, 2016 and 2015, respectively. The debt to equity ratio represents total debt divided by total equity. Additional obligations, including the present value of minimum lease payments under operating leases for vehicles, were not significant as of December 31, 2016 or December 31, 2015. Our debt to equity ratio decreased as of December 31, 2016, due to the impact of foreign exchange rates and lower borrowing needs reflecting lower planned capital expenditures.

Off-Balance Sheet Arrangements
Guarantees. Refer to Note 17, “Guarantees,” in the Notes to Consolidated Financial Statements for a discussion of our agreements involving guarantees.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Contractual Obligations and Commitments
As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts such as debt agreements, lease agreements and unconditional purchase obligations. The following table summarizes our expected future contractual cash obligations and commitments at December 31, 2016:

	2017	2018-2019	2020-2021	Thereafter	Total
	(In thousands)
Debt	$957,358	1,859,981	2,310,795	237,846	5,365,980
Capital lease obligations	8,827	12,316	2,304	737	24,184
Total debt, including capital leases (1)	966,185	1,872,297	2,313,099	238,583	5,390,164
Interest on debt (2)	137,179	203,595	105,818	53,992	500,584
Operating leases (3)	73,064	93,178	33,774	22,276	222,292
Purchase obligations (4)	248,743	29,905	11,757	663	291,068
Total contractual cash obligations	458,986	326,678	151,349	76,931	1,013,944
Insurance obligations (primarily self-insurance)	107,136	100,773	40,468	93,096	341,473
Other long-term liabilities (5), (6), (7)	5,233	6,848	4,740	59,846	76,667
Total	$1,537,540	2,306,596	2,509,656	468,456	6,822,248
____________

(1)	Net of unamortized discount and excludes the fair market value adjustment on notes subject to hedging.

(2)
Total debt matures at various dates through fiscal year 2025 and bears interest principally at fixed rates. Interest on variable-rate debt is calculated based on the applicable rate at December 31, 2016. Amounts are based on existing debt obligations, including capital leases, and do not consider potential refinancing of expiring debt obligations.

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

(6)
The amounts exclude our estimated pension contributions. For 2017, our pension contributions, including our minimum funding requirements as set forth by ERISA and international regulatory bodies, are expected to be $22 million. Our minimum funding requirements after 2017 are dependent on several factors. However, we estimate that the undiscounted required global contributions over the next five years are approximately $272 million (pre-tax) (assuming expected long-term rate of return realized and other assumptions remain unchanged). We also have payments due under our other postretirement benefit (OPEB) plans. These plans are not required to be funded in advance, but are pay-as-you-go. See Note 22,“Employee Benefit Plans,” in the Notes to Consolidated Financial Statements for further discussion.

(7)
The amounts exclude $67 million of liabilities associated with uncertain tax positions as we are unable to reasonably estimate the ultimate amount or timing of settlement. See Note 13, “Income Taxes,” in the Notes to Consolidated Financial Statements for further discussion.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Pension Information
We have defined benefit retirement plans which are frozen for non-grandfathered and certain non-union employees in the U.S., Canada and the United Kingdom. The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. We review pension assumptions regularly and we may from time to time make voluntary contributions to our pension plans, which exceed the amounts required by statute. During 2016, total global pension contributions were $128 million compared with $34 million in 2015. We estimate 2017 required pension contributions will be $22 million. The projected present value of estimated global pension contributions that would be required over the next 5 years totals approximately $246 million (pre-tax). Changes in interest rates and the market value of the securities held by the plans could materially change, positively or negatively, the funded status of the plans and affect the level of pension expense and required contributions in future years. The ultimate amount of contributions is also dependent upon the requirements of applicable laws and regulations. See Note 22, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements for additional information.
Due to the underfunded status of our defined benefit plans, we had an accumulated net pension equity charge (after-tax) of $627 million and $577 million at December 31, 2016 and 2015, respectively. The total asset return was positive 10% in 2016.
Pension expense totaled $61 million in 2016 compared to $42 million in 2015. The increase in pension expense is primarily due to the impact of a lower asset return assumption and a higher discount rate as well as a $8 million one-time charge in the second quarter to reflect pension benefit improvements made in 2009 that were not fully reflected in our pension benefit obligation in prior years. We expect 2017 pension expense to decrease approximately $8 million primarily due to the impact of lower expected interest cost. Our 2017 pension expense estimates are subject to change based upon the completion of the actuarial analysis for all pension plans. See the “Critical Accounting Estimates — Pension Plans” section for further discussion on pension accounting estimates.
We participate in certain U.S. multi-employer pension (MEP) plans that provide defined benefits to employees covered by collective bargaining agreements. At December 31, 2016, approximately 1,300 employees (approximately 4% of total employees) participated in these MEP plans. The annual net pension cost of the MEP plans is equal to the annual contribution determined in accordance with the provisions of negotiated labor contracts. Our current year MEP plan contributions total approximately $10 million. Pursuant to current U.S. pension laws, if any MEP plans fail to meet certain minimum funding thresholds, we could be required to make additional MEP plan contributions, until the respective labor agreement expires, of up to 10% of current contractual requirements. Several factors could cause MEP plans not to meet these minimum funding thresholds, including unfavorable investment performance, changes in participant demographics, and increased benefits to participants. The plan administrators and trustees of the MEP plans provide us with the annual funding notice as required by law. This notice sets forth the funded status of the plan as of the beginning of the prior year but does not provide any company-specific information.
Employers participating in MEP plans can elect to withdraw from the plans, contingent upon certain requirements, and be subject to a withdrawal obligation based on, among other factors, the MEP plan’s unfunded vested benefits. U.S. pension regulations provide that an employer can fund its withdrawal obligation in a lump sum or over a time period of up to 20 years based on previous contribution rates. During 2016, we determined that certain pension benefit improvements made in 2009 had not been fully reflected in our projected benefit obligation. Because the amounts were not material to our consolidated financial statements in any individual period, and the cumulative amount is not material to 2016 results, we recognized a one-time, non-cash charge of $8 million in "Selling, general and administrative expenses" and a $13 million pre-tax increase to "Accumulated other comprehensive loss" in our consolidated financial statements to correctly state the pension benefit obligation and account for these 2009 benefit improvements. See Note 22, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements for additional information.

Share Repurchase Programs and Cash Dividends
Refer to Note 18, “Share Repurchase Programs,” in the Notes to Consolidated Financial Statements for a discussion on our share repurchase programs.
Cash dividend payments to shareholders of common stock were $91 million in 2016, $83 million in 2015, and $75 million in 2014. During 2016, we increased our annual dividend 7% to $1.76 per share of common stock.

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
Exposure to market risk for changes in interest rates exists for our debt obligations. Our interest rate risk management program objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. A hypothetical 100 basis point change in short-term market interest rates would change annual pre-tax earnings by $14 million. We manage our exposure to interest rate risk primarily through the proportion of fixed-rate and variable-rate debt we hold in the total debt portfolio. From time to time, we also use interest rate swap agreements to manage our fixed-rate and variable-rate exposure and to better match the repricing of debt instruments to that of our portfolio of assets. See Note 16, “Derivatives,” in the Notes to Consolidated Financial Statements for further discussion on interest rate swap agreements.
At December 31, 2016, we had $3.32 billion of fixed-rate debt outstanding (excluding capital leases) with a weighted-average interest rate of 3% and a fair value of $3.35 billion. A hypothetical 10% decrease or increase in the December 31, 2016 market interest rates would impact the fair value of our fixed-rate debt by approximately $32 million at December 31, 2016. Changes in the relative sensitivity of the fair value of our financial instrument portfolio for these theoretical changes in the level of interest rates are primarily driven by changes in our debt maturities, interest rate profile and amount.
At December 31, 2016, we had $1.60 billion of variable-rate debt, including $825 million of fixed-rate debt instruments swapped to LIBOR-based floating-rate debt. Changes in the fair value of the interest rate swaps were offset by changes in the fair value of the debt instruments and no net gain or loss was recognized in earnings. The fair value of our interest rate swap agreements at December 31, 2016 was a net asset of $1 million. The fair value of our variable-rate debt at December 31, 2016 was $1.62 billion. A hypothetical 10% increase in market interest rates would have impacted 2016 pre-tax earnings from continuing operations by approximately $3 million.
We are also subject to interest rate risk with respect to our pension and postretirement benefit obligations, as changes in interest rates will effectively increase or decrease our liabilities associated with these benefit plans, which also results in changes to the amount of pension and postretirement benefit expense recognized each period.
Exposure to market risk for changes in foreign currency exchange rates relates primarily to our foreign operations’ buying, selling and financing in currencies other than local currencies and to the carrying value of net investments in foreign subsidiaries. The majority of our transactions are denominated in U.S. dollars. The principal foreign currency exchange rate risks to which we are exposed include the Canadian dollar, British pound sterling and Mexican peso. We manage our exposure to foreign currency exchange rate risk related to our foreign operations’ buying, selling and financing in currencies other than local currencies by naturally offsetting assets and liabilities not denominated in local currencies to the extent possible. A hypothetical uniform 10% strengthening in the value of the dollar relative to all the currencies in which our transactions are denominated would result in a decrease to pre-tax earnings from continuing operations of approximately $1 million. We also use foreign currency option contracts and forward agreements from time to time to hedge foreign currency transactional exposure. We generally do not hedge the foreign currency exposure related to our net investment in foreign subsidiaries, since we have no near-term intent to repatriate funds from such subsidiaries.
Exposure to market risk for fluctuations in fuel prices relates to a small portion of our service contracts for which the cost of fuel is integral to service delivery and the service contract does not have a mechanism to adjust for increases in fuel prices. At December 31, 2016, we also had various fuel purchase arrangements in place to ensure delivery of fuel at market rates in the event of fuel shortages. We are exposed to fluctuations in fuel prices in these arrangements since none of the arrangements fix the price of fuel to be purchased. Increases and decreases in the price of fuel are generally passed on to our customers for which we realize minimal changes in profitability during periods of steady market fuel prices. However, profitability may be positively or negatively impacted by sudden increases or decreases in market fuel prices during a short period of time as customer pricing for fuel services is established based on trailing market fuel costs. We believe the exposure to fuel price fluctuations would not materially impact our results of operations, cash flows or financial position.

ENVIRONMENTAL MATTERS
Refer to Note 23, “Environmental Matters,” in the Notes to Consolidated Financial Statements for a discussion surrounding environmental matters.

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
Depreciation and Residual Value Guarantees. We periodically review and adjust the residual values and useful lives of revenue earning equipment of our FMS business segment as described in Note 1, “Summary of Significant Accounting Policies — Revenue Earning Equipment, Operating Property and Equipment, and Depreciation” in the Notes to Consolidated Financial Statements. Reductions in residual values (i.e., the price at which we ultimately expect to dispose of revenue earning equipment) or useful lives will result in an increase in depreciation expense over the life of the equipment. Based on the mix of revenue earning equipment at December 31, 2016, a 10% decline in expected vehicle residual values would increase depreciation expense in 2017 by approximately $125 million. We review residual values and useful lives of revenue earning equipment on an annual basis or more often if deemed necessary for specific groups of our revenue earning equipment. Reviews are performed based on vehicle class, generally subcategories of trucks, tractors and trailers by weight and usage. Our annual review is established with a long-term view considering historical market price changes, current and expected future market price trends, expected life of vehicles included in the fleet and extent of alternative uses for leased vehicles (e.g., rental fleet, and DTS and SCS applications). As a result, future depreciation expense rates are subject to change based upon changes in these factors. While we believe that the carrying values and estimated sales proceeds for revenue earning equipment are appropriate, there can be no assurance that deterioration in economic conditions or adverse changes to expectations of future sales proceeds will not occur, resulting in lower gains or losses on sales.
At the end of each year, we complete our annual review of the residual values and useful lives of revenue earning equipment. Based on the results of our analysis, we adjust the residual values and useful lives of certain classes of our revenue earning equipment effective January 1 of each year. The approximate (unfavorable) / favorable impact on the annual depreciation expense resulting from the residual value and useful life reviews is as follows:

2017	2016	2015
($4 million)	$35 million	$40 million
In addition, we also monitor market trends throughout the year and assess residual values of vehicles expected to be sold in the near term and may adjust residual values for the vehicles.
Factors that could cause actual results to materially differ from the estimated results include significant changes in the used equipment market brought on by unforeseen changes in technology innovations and any resulting changes in the useful lives of used equipment.
Depreciation expense was $1.19 billion, $1.12 billion and $1.05 billion in 2016, 2015 and 2014, respectively. Depreciation expense relates primarily to FMS revenue earning equipment. Depreciation expense increased 6% in 2016, driven by a larger average full service lease fleet and accelerated depreciation on vehicles expected to be made available for sale through June 2018 of $10 million, partially offset by a smaller average commercial rental fleet. Depreciation expense increased 7% in 2015, driven by larger average full service lease and commercial rental fleets. The increases in both years were partially offset by $35 million and $40 million, respectively, from increases in residual values.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Pension Plans. We apply actuarial methods to determine the annual net periodic pension expense and pension plan liabilities on an annual basis, or on an interim basis if there is an event requiring remeasurement. Each December, we review actual experience compared with the assumptions used and make adjustments to our assumptions, if warranted. In determining our annual estimate of periodic pension cost, we are required to make an evaluation of critical factors such as discount rate, expected long-term rate of return on assets, expected increase in compensation levels, retirement rate and mortality. Discount rates are based upon a duration analysis of expected benefit payments and the equivalent average yield for high quality corporate fixed income investments as of our December 31 annual measurement date. In order to estimate the discount rate relevant to our plan, we use models that match projected benefits payments of our primary U.S. plan to coupons and maturities from a hypothetical portfolio of high quality corporate bonds. Long-term rate of return assumptions are based on actuarial review of our asset allocation strategy and long-term expected asset returns. Investment management and other fees paid using plan assets are factored into the determination of asset return assumptions.
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
As part of our strategy to manage future pension costs and net funded status volatility, we regularly assess our pension investment strategy. Our U.S. pension investment policy and strategy seek to reduce the effects of future volatility on the fair value of our pension assets relative to our pension liabilities by increasing our allocation of high quality, longer-term fixed income securities and reducing our allocation of equity investments as the funded status of the plan improves. The composition of our pension assets was 51% equity securities and alternative assets and 49% debt securities and other investments at December 31, 2016. We continually evaluate our mix of investments between equity and fixed income securities and adjust the composition of our pension assets when appropriate. In 2016, we adjusted our long-term expected rate of return assumption for our primary U.S. plan to 5.85% from 5.95% based on our expected asset mix. The expected rate of return assumption for the fixed income portion of our portfolio mirrors the discount rate in order to align the expected return on fixed income securities with the movement in the pension liability under our strategy.
Accounting guidance applicable to pension plans does not require immediate recognition of the effects of a deviation between these assumptions and actual experience or the revision of an estimate. This approach allows the favorable and unfavorable effects that fall within an acceptable range to be netted and included in “Accumulated other comprehensive loss.” We had a pre-tax actuarial loss of $961 million and $906 million at the end of 2016 and 2015, respectively. To the extent the amount of cumulative actuarial gains and losses exceed 10% of the greater of the benefit obligation or plan assets, the excess amount is amortized over the average remaining life expectancy of active participants or the remaining life expectancy of inactive participants if all or almost all of a plan’s participants are inactive. The amount of the actuarial loss subject to amortization in 2017 and future years will be $738 million. We expect to recognize approximately $34 million of the net actuarial loss as a component of pension expense in 2017. The effect on years beyond 2017 will depend substantially upon the actual experience of our plans.
Disclosure of the significant assumptions used in arriving at the 2016 net pension expense is presented in Note 22, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements. A sensitivity analysis of 2016 net pension expense to changes in key underlying assumptions for our primary plan, the U.S. pension plan, is presented below.

	Assumed Rate	Change	Impact on 2016 Net Pension Expense	Effect on December 31, 2016 Projected Benefit Obligation
Expected long-term rate of return on assets	5.85%	+/- 0.25	+/- $3.0 million
Discount rate increase	4.50%	+ 0.25	+ $4.0 million	- $54 million
Discount rate decrease	4.50%	- 0.25	- $4.0 million	+ $54 million
Actual return on assets	5.85%	+/- 0.25	-/+ $0.2 million
Contributions at the beginning of the year		+ $50 million	- $2.8 million

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Self-Insurance Accruals. Self-insurance accruals were $337 million and $312 million as of December 31, 2016 and 2015, respectively. The majority of our self-insurance relates to vehicle liability and workers’ compensation. We use a variety of statistical and actuarial methods that are widely used and accepted in the insurance industry to estimate amounts for claims that have been reported but not paid and claims incurred but not reported. In applying these methods and assessing their results, we consider such factors as frequency and severity of claims, claim development and payment patterns and changes in the nature of our business, among other factors. Such factors are analyzed for each of our business segments. Our estimates may be impacted by such factors as increases in the market price for medical services, unpredictability of the size of jury awards and limitations inherent in the estimation process. During 2016, we recognized a $9 million charge from the development of estimated prior years’ self-insured loss reserves. For 2015 and 2014, we recognized a charge of $4 million and a benefit of $14 million, respectively, from the development of estimated prior years’ self-insured loss reserves. Based on self-insurance accruals at December 31, 2016, a 5% adverse change in actuarial claim loss estimates would increase operating expense in 2017 by approximately $15 million.
Goodwill Impairment. We assess goodwill for impairment, as described in Note 1, “Summary of Significant Accounting Policies — Goodwill and Other Intangible Assets,” in the Notes to Consolidated Financial Statements, on an annual basis or more often if deemed necessary. At December 31, 2016, goodwill totaled $387 million. To determine whether goodwill impairment indicators exist, we are required to assess the fair value of the reporting unit and compare it to the carrying value. A reporting unit is a component of an operating segment for which discrete financial information is available and management regularly reviews its operating performance. In evaluating goodwill for impairment, we have the option to first assess qualitative factors to determine whether further impairment testing is necessary.
Our annual impairment test performed as of April 1, 2016, did not result in any impairment of goodwill. We performed quantitative tests on two of our reporting units consistent with our policy of periodically updating our reporting units' fair values. Based on our quantitative analyses, we determined there was no impairment.
We performed qualitative assessments for three reporting units, which considered individual factors such as macroeconomic conditions, changes in our industry, and the markets in which we operate, as well as our historical and expected future financial performance. Examples of factors we considered included the results of our most recent impairment tests, declines in our financial performance, a lack of significant changes in our competitive landscape, changes in our stock price as compared to a relatively stable carrying value since our most recent impairment tests and improvements in macroeconomic conditions since 2014. After performing the qualitative assessments, we concluded it is more likely than not that fair values are greater than carrying values and no additional testing was performed.
As of December 31, 2016, there have been no events or changes in circumstances that would change our conclusion.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Income Taxes. Our overall tax position is complex and requires careful analysis by management to estimate the expected realization of income tax assets and liabilities.
Tax regulations require items to be included in the tax return at different times than the items are reflected in the financial statements. As a result, the effective tax rate reflected in the financial statements is different than that reported in the tax return. Some of these differences are permanent, such as expenses that are not deductible on the tax return, and some are timing differences, such as depreciation expense. Timing differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in the tax return in future years, for which we have already recognized the tax benefit in the financial statements. Deferred tax assets were $809 million and $810 million at December 31, 2016 and 2015, respectively. We recognize a valuation allowance for deferred tax assets to reduce such assets to amounts expected to be realized. At December 31, 2016 and 2015, the deferred tax valuation allowance, principally attributed to foreign tax loss carryforwards in the SCS business segment, was $16 million and $15 million, respectively. In determining the required level of valuation allowance, we consider whether it is more likely than not that all or some portion of deferred tax assets will not be realized. This assessment is based on management’s expectations as to whether sufficient taxable income of an appropriate character will be realized within tax carryback and carryforward periods. Our assessment involves estimates and assumptions about matters that are inherently uncertain, and unanticipated events or circumstances could cause actual results to differ from these estimates. Should we change our estimate of the amount of deferred tax assets that we would be able to realize, an adjustment to the valuation allowance would result in an increase or decrease to the provision for income taxes in the period such a change in estimate was made.
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
A number of years may elapse before a particular matter for which we have established a reserve is audited and finally resolved. The number of years with open tax audits varies depending on the tax jurisdiction. The tax benefit that has been previously reserved because of a failure to meet the “more likely than not” recognition threshold would be recognized in our income tax expense in the first interim period when the uncertainty is resolved under any one of the following conditions: (1) the tax position has been determined to be “more likely than not” sustained, (2) the tax position, amount and/or timing is ultimately settled through negotiation or litigation, or (3) the statute of limitations for the tax position has expired. Settlement of any particular issue would usually require the use of cash. See Note 13, “Income Taxes,” in the Notes to Consolidated Financial Statements for further discussion of the status of tax audits and uncertain tax positions.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2, “Recent Accounting Pronouncements,” in the Notes to Consolidated Financial Statements for a discussion of recent accounting pronouncements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

NON-GAAP AND SEGMENT FINANCIAL MEASURES

Non-GAAP Financial Measures. This Annual Report on Form 10-K includes information extracted from consolidated financial information that is not required by generally accepted accounting principles (GAAP) to be presented in the financial statements. Certain elements of this information are considered “non-GAAP financial measures” as defined by SEC rules. Non-GAAP financial measures should be considered in addition to, but not as a substitute for or superior to, other measures of financial performance or liquidity prepared in accordance with GAAP. Also, our non-GAAP financial measures may not be comparable to financial measures used by other companies. We provide a reconciliation of each of these non-GAAP financial measures to the most comparable GAAP measure in the management's discussion and analysis or in this non-GAAP financial measures section. We also provide the reasons why management believes each non-GAAP financial measure is useful to investors in this section.
Specifically, we refer to the following non-GAAP financial measures in this Form 10-K:

Non-GAAP Financial Measure	Comparable GAAP Measure	Reconciliation in Section Entitled	Page
Operating Revenue Measures:
Operating Revenue	Total Revenue	MD&A - Non-GAAP Financial Measures section	60
FMS Operating Revenue	FMS Total Revenue	MD&A - Non-GAAP Financial Measures section	61
DTS Operating Revenue	DTS Total Revenue	MD&A - Non-GAAP Financial Measures section	61
SCS Operating Revenue	SCS Total Revenue	MD&A - Non-GAAP Financial Measures section	61
FMS EBT as a % of FMS Operating Revenue	FMS EBT as a % of FMS Total Revenue	MD&A - Non-GAAP Financial Measures section	61
DTS EBT as a % of DTS Operating Revenue	DTS EBT as a % of DTS Total Revenue	MD&A - Non-GAAP Financial Measures section	61
SCS EBT as a % of SCS Operating Revenue	SCS EBT as a % of SCS Total Revenue	MD&A - Non-GAAP Financial Measures section	61
Comparable Earnings Measures:
Comparable Earnings Before Income Tax	Earnings Before Income Tax	MD&A - Non-GAAP Financial Measures section	58
Comparable Earnings	Earnings from Continuing Operations		58
Comparable EPS	EPS from Continuing Operations		63
Adjusted Return on Average Capital (ROC)	Not Applicable. However, non-GAAP elements of the calculation have been reconciled to the corresponding GAAP measures. A numerical reconciliation of net earnings to adjusted net earnings and average total debt and average shareholders' equity to adjusted average total capital is provided.		62
Cash Flow Measures:
Total Cash Generated and Free Cash Flow	Cash Provided by Operating Activities	MD&A - Non-GAAP Financial Measures section	60

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Set forth in the table below is an overview of each non-GAAP financial measure and why management believes that presentation of each non-GAAP financial measure provides useful information to investors. See reconciliations for each of these measures following this table.

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

Other Significant Items: Our comparable earnings measures also exclude other significant items that are not representative of our business operations as detailed in the reconciliation table below page 58. These other significant items vary from period to period and, in some periods, there may be no such significant items.

Calculation of comparable tax rate: The comparable provision for income taxes is computed using the same methodology as the GAAP provision for income taxes. Income tax effects of non-GAAP adjustments are calculated based on the statutory tax rates of the jurisdictions to which the non-GAAP adjustments relate.

Adjusted Return on Average Capital (ROC)
Adjusted ROC: Adjusted ROC is defined as adjusted net earnings divided by average total capital and represents the rate of return generated by the capital deployed in our business. The adjustments represent the comparable items described above, which are excluded, as applicable, from the calculation of net earnings and average shareholders' equity (a component of average total capital).
We use adjusted ROC as an internal measure of how effectively we use the capital invested (borrowed or owned) in our operations.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

The following table provides a numerical reconciliation of earnings from continuing operations before income taxes (EBT), earnings from continuing operations and earnings per diluted common share from continuing operations to comparable earnings from continuing operations before income taxes, comparable earnings from continuing operations and comparable earnings per diluted common share from continuing operations, respectively, for the years ended December 31, 2016, 2015, 2014, 2013 and 2012. EPS amounts may not be additive due to rounding.

	Continuing Operations
	2016	2015	2014	2013	2012
	(Dollars in thousands, except per share amounts)
EBT	$406,381	469,215	338,267	369,015	302,768
Non-operating pension costs (1)	29,728	19,186	9,768	24,285	31,423
Pension lump sum settlement expense (2)	—	—	97,231	—	—
Pension-related adjustments (2)	7,650	(509)	12,564	2,820	—
Restructuring and other charges (recoveries), net (3)	5,074	14,225	2,387	(470)	8,070
Acquisition-related tax adjustment (4)	—	—	1,808	—	—
Acquisition transaction costs	—	—	566	—	368
Consulting fees (4)	—	3,843	400	—	—
Superstorm Sandy vehicle-related (recoveries) losses (4)	—	—	—	(600)	8,230
Foreign currency translation benefit (4)	—	—	—	(1,904)	—
Comparable EBT(6)	$448,833	505,960	462,991	393,146	350,859

Earnings	$264,640	305,989	220,225	243,275	200,668
Non-operating pension costs (1)	17,387	10,982	5,411	14,292	19,370
Pension lump sum settlement expense (2)	—	—	61,333	—	—
Pension-related adjustments (2)	4,817	(309)	7,623	1,711	—
Restructuring and other charges (recoveries), net (3)	3,513	10,358	1,548	(360)	5,263
Acquisition-related tax adjustment (4)	—	—	1,808	—	—
Acquisition transaction costs	—	—	444	—	277
Consulting fees (4)	—	2,424	252	—	—
Tax law changes and/or benefits from reserve reversals (5)	—	(2,113)	(1,776)	—	856
Superstorm Sandy vehicle-related (recoveries) losses (4)	—	—	—	(374)	5,117
Foreign currency translation benefit (4)	—	—	—	(1,904)	—
Tax benefit associated with resolution of prior year tax item	—	—	—	—	(4,967)
Comparable Earnings(6)	$290,357	327,331	296,868	256,640	226,584

Diluted EPS	$4.94	5.73	4.14	4.63	3.90
Non-operating pension costs (1)	0.33	0.21	0.10	0.28	0.37
Pension lump sum settlement expense (2)	—	—	1.16	—	—
Pension-related adjustments (2)	0.09	(0.01)	0.14	0.03	—
Restructuring and other charges (recoveries), net (3)	0.06	0.19	0.03	(0.01)	0.11
Acquisition-related tax adjustment (4)	—	—	0.03	—	—
Acquisition transaction costs	—	—	0.01	—	—
Consulting fees (4)	—	0.04	—	—	—
Tax law changes and/or benefits from reserve reversals (5)	—	(0.04)	(0.03)	—	0.02
Superstorm Sandy vehicle-related (recoveries) losses (4)	—	—	—	(0.01)	0.10
Foreign currency translation benefit (4)	—	—	—	(0.04)	—
Tax benefit associated with resolution of prior year tax item	—	—	—	—	(0.10)
Comparable EPS(6)	$5.42	6.13	5.58	4.88	4.40
_________________

(1)
Includes the amortization of actuarial loss, interest cost and expected return on plan assets components of pension and post-retirement costs, which are tied to financial market performance. 2013 also includes $4 million ($2 million after-tax) or $0.05 charge related to an understatement of pension obligations.

(2)	Refer to Note 22, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements for further discussion.

(3)	Refer to Note 4, “Restructuring and Other Charges,” in the Notes to Consolidated Financial Statements for additional information.

(4)	Refer to Note 24, “Other Items Impacting Comparability,” in the Notes to Consolidated Financial Statements for further discussion.

(5)	Refer to Note 13, “Income Taxes,” in the Notes to Consolidated Financial Statements for further discussion.

(6)	Refer to page 59 for information on the tax impact of our comparable earnings measures.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

The following table provides a numerical reconciliation of EBT from continuing operations, earnings from continuing operations and earnings per diluted common share from continuing operations to comparable EBT from continuing operations, comparable earnings from continuing operations and comparable earnings per diluted common share from continuing operations, respectively, for the three months ended December 31, 2016 and 2015. EPS amounts may not be additive due to rounding:

	Continuing Operations
	EBT		Earnings		Diluted EPS
	2016	2015	2016	2015	2016	2015
	(Dollars in thousands except per share amounts)
Three months ended December 31
EBT/Earnings/EPS	$69,196	111,691	$49,275	75,935	$0.92	1.42
Non-operating pension costs (1)	8,037	4,835	4,734	2,792	0.09	0.05
Restructuring and other charges (recoveries), net (2)	5,074	14,225	3,510	10,358	0.06	0.19
Tax law change (3)	—	—	—	(253)	—	—
Comparable	$82,307	130,751	$57,519	88,832	$1.07	1.66
_________________

(1)	Includes the amortization of actuarial loss, interest cost and expected return on plan assets components of pension and post-retirement costs, which are tied to financial market performance.

(2)	Refer to Note 4, "Restructuring and Other Charges,” in the Notes to Consolidated Financial Statements for additional information.

(3)	Refer to the table below for the information on the tax impact of our comparable earnings measures.

The following table provides a reconciliation of the provision for income taxes to the comparable provision for income taxes:

	Three months ended December 31,		Twelve months ended December 31,
	2016	2015	2016	2015	2014	2013	2012
	(Dollars in thousands)
Provision for income taxes (1)	$(19,921)	(35,756)	$(141,741)	(163,226)	(118,042)	(125,740)	(102,218)
Income tax effects of non-GAAP adjustments (1)	(4,867)	(5,910)	(16,735)	(13,290)	(46,305)	(10,766)	(23,031)
Tax law change (1)	—	(253)	—	(2,113)	(1,776)	—	856
Comparable provision for income taxes (1)	$(24,788)	(41,919)	$(158,476)	(178,629)	(166,123)	(136,506)	(124,393)
———————————

(1)
The comparable provision for income taxes is computed using the same methodology as the GAAP provision of income taxes. Income tax effects of non-GAAP adjustments are calculated based on statutory tax rates of the jurisdictions to which the non-GAAP adjustments related.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

The following table provides a numerical reconciliation of net cash provided by operating activities to total cash generated and to free cash flow for the years ended December 31, 2016, 2015, 2014, December 31, 2013 and 2012:

	2016	2015	2014	2013	2012
	(In thousands)
Net cash provided by operating activities	$1,601,022	1,441,788	1,382,818	1,251,811	1,160,175
Sales of revenue earning equipment (1)	414,249	423,605	493,477	445,589	405,440
Sales of operating property and equipment (1)	7,051	3,891	3,486	6,782	7,350
Collections on direct finance leases (1)	76,510	70,980	64,267	70,677	71,897
Other, net (1)	—	—	—	8,173	—
Total cash generated	2,098,832	1,940,264	1,944,048	1,783,032	1,644,862
Purchases of property and revenue earning equipment	(1,905,157)	(2,667,978)	(2,259,164)	(2,122,628)	(2,133,235)
Free cash flow	$193,675	(727,714)	(315,116)	(339,596)	(488,373)

Memo:
Net cash (used)/provided by financing activities	$(185,922)	731,485	311,650	347,070	333,805
Net cash used in investing activities	$(1,405,833)	(2,161,355)	(1,704,510)	(1,603,818)	(1,504,273)
_________________

(1)	Included in cash flows from investing activities.

The following table provides a numerical reconciliation of total revenue to operating revenue for the years ended December 31, 2016, 2015, 2014, 2013 and 2012:

	2016	2015	2014	2013	2012
	(In thousands)
Total revenue	$6,786,984	6,571,893	6,638,774	6,419,285	6,256,967
Fuel	(628,525)	(722,734)	(1,050,135)	(1,098,843)	(1,113,458)
Subcontracted transportation	(367,562)	(288,082)	(336,422)	(354,624)	(373,250)
Operating revenue	$5,790,897	5,561,077	5,252,217	4,965,818	4,770,259
The following table provides a numerical reconciliation of total revenue to operating revenue for the three months ended December 31, 2016 and 2015:

	Three months ended December 31,
	2016	2015
	(In thousands)
Total revenue	$1,729,150	1,672,743
Fuel	(164,349)	(157,727)
Subcontracted transportation	(97,923)	(73,308)
Operating revenue	$1,466,878	1,441,708

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

The following table provides a reconciliation of FMS total revenue to FMS operating revenue, for the three months ended December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014:

	Three months ended December 31,		Twelve months ended December 31,
	2016	2015	2016	2015	2014
	(In thousands)
FMS total revenue	$1,151,742	1,151,615	$4,556,194	4,545,692	4,655,758
Fuel (1)	(159,468)	(152,230)	(608,454)	(699,646)	(1,025,237)
FMS operating revenue	$992,274	999,385	$3,947,740	3,846,046	3,630,521

FMS EBT	$64,367	123,506	$370,754	462,109	433,736
FMS EBT as a % of FMS total revenue	5.6%	10.7%	8.1%	10.2%	9.3%
FMS EBT as a % of FMS operating revenue	6.5%	12.4%	9.4%	12.0%	11.9%
————————————

(1)	Includes intercompany fuel sales from FMS to DTS and SCS.

The following table provides a reconciliation of DTS total revenue to DTS operating revenue, for the three months ended December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014:

	Three months ended December 31,		Twelve months ended December 31,
	2016	2015	2016	2015	2014
	(In thousands)
DTS total revenue	$256,870	232,444	$1,020,895	895,538	899,802
Subcontracted transportation	(36,606)	(18,385)	(143,502)	(61,202)	(72,045)
Fuel (1)	(27,158)	(26,488)	(103,074)	(119,883)	(166,529)
DTS operating revenue	$193,106	187,571	$774,319	714,453	661,228

DTS EBT	$15,284	11,099	$63,611	45,800	44,556
DTS EBT as a % of DTS total revenue	6.0%	4.8%	6.2%	5.1%	5.0%
DTS EBT as a % of DTS operating revenue	7.9%	5.9%	8.2%	6.4%	6.7%
————————————

(1)	Includes intercompany fuel sales from FMS to DTS.

The following table provides a reconciliation of SCS total revenue to SCS operating revenue for the three months ended December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014:

	Three months ended December 31,		Twelve months ended December 31,
	2016	2015	2016	2015	2014
	(In thousands)
SCS total revenue	$430,185	392,463	$1,637,850	1,547,763	1,561,347
Subcontracted transportation	(61,317)	(54,923)	(224,060)	(226,880)	(264,377)
Fuel (1)	(16,218)	(15,484)	(61,713)	(64,574)	(95,720)
SCS operating revenue	$352,650	322,056	$1,352,077	1,256,309	1,201,250

SCS EBT	$26,440	23,793	$105,561	93,754	77,800
SCS EBT as a % of SCS total revenue	6.1%	6.1%	6.4%	6.1%	5.0%
SCS EBT as a % of SCS operating revenue	7.5%	7.4%	7.8%	7.5%	6.5%
————————————

(1)	Includes intercompany fuel sales from FMS to SCS.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

The following table provides numerical reconciliations of the non-GAAP elements of the calculation to the corresponding GAAP measures and of net earnings to adjusted net earnings and average total debt and average shareholders' equity to adjusted average total capital used to calculate the adjusted return on average capital for the years ended December 31, 2016, 2015, 2014, 2013 and 2012:

	2016	2015	2014	2013	2012
	(Dollars in thousands)
Net earnings	$262,477	304,768	218,341	237,871	209,748
Restructuring and other charges (recoveries), net and other items (1)	12,585	17,559	114,956	(154)	16,668
Income taxes	141,623	163,649	118,120	125,693	90,943
Adjusted earnings before income taxes	416,685	485,976	451,417	363,410	317,359
Adjusted interest expense (2)	148,043	150,640	144,991	140,738	143,530
Adjusted income taxes (3)	(198,248)	(224,033)	(213,738)	(177,308)	(166,666)
Adjusted net earnings for adjusted return on average capital [A]	$366,480	412,583	382,670	326,840	294,223

Average total debt	$5,549,458	5,177,012	4,653,476	4,015,178	3,777,881
Average off-balance sheet debt	1,472	1,467	1,919	961	1,555
Average shareholders’ equity	2,052,371	1,894,917	1,925,824	1,593,942	1,405,640
Average adjustments to shareholders’ equity (4)	1,728	10,843	7,758	(2,088)	(2,933)
Adjusted average total capital [B]	$7,605,029	7,084,239	6,588,977	5,607,993	5,182,143
Adjusted return on average capital [A]/[B]	4.8%	5.8%	5.8%	5.8%	5.7%
________________

(1)
For 2016, 2015 and 2014, see Note 4, “Restructuring and Other Charges” and Note 24, “Other Items Impacting Comparability,” in the Notes to Consolidated Financial Statements; 2012 includes $8 million of restructuring and other charges primarily related to position eliminations as a result of cost containment actions.

(2)	Represents reported interest expense plus imputed interest on off-balance sheet obligations.

(3)	Represents provision for income taxes plus income taxes on restructuring and other items and adjusted interest expense.

(4)	Represents the impact to equity of items to arrive at comparable earnings.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

The following table provides a numerical reconciliation of forecasted earnings per diluted common share from continuing operations to forecasted comparable earnings per diluted common share from continuing operations for 2017 which was not provided within the MD&A discussion:

2017
EPS from continuing operations forecast	$4.78 - 5.08
Non-operating pension costs	0.32
Comparable EPS from continuing operations forecast	$5.10 - 5.40
Segment Financial Measures. The following table reconciles FMS segment revenue to revenue from external customers for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
	(In thousands)
Full service lease revenue	$2,573,638	2,406,711	2,276,381
Commercial rental revenue	846,331	940,045	876,994
Full service lease and commercial rental revenue	3,419,969	3,346,756	3,153,375
Intercompany revenue	(249,017)	(225,203)	(213,953)
Full service lease and commercial rental revenue from external customers	$3,170,952	3,121,553	2,939,422

FMS services revenue	$527,771	499,290	477,146
Intercompany revenue	(34,222)	(30,528)	(26,830)
FMS services revenue from external customers	$493,549	468,762	450,316

FMS fuel services revenue	$608,454	699,646	1,025,237
Intercompany revenue	(144,716)	(161,369)	(237,350)
FMS fuel services revenue from external customers	$463,738	538,277	787,887

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Forward-looking statements (within the meaning of the Federal Private Securities Litigation Reform Act of 1995) are statements that relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends concerning matters that are not historical facts. These statements are often preceded by or include the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “could,” “should” or similar expressions. This Annual Report contains forward-looking statements including, but not limited to, statements regarding:

•
our expectations as to anticipated revenue and earnings growth specifically, total revenue, operating revenue and product line revenues, used vehicle sales, demand, pricing, inventory and volumes, contract revenues, full service lease growth, on-demand maintenance growth, commercial rental pricing and demand, and actual and planned new sales activity in lease, DTS and SCS;

•	our expectations relating to further deterioration in the used vehicle sales market;

•	the size and impact of strategic investments;

•	our expected cost savings from workforce reductions and restructuring actions;

•	the continuing benefits of our maintenance initiatives and a newer fleet;

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

•	impact of losses from conditional obligations arising from guarantees;

•	number of NLE and used vehicles in inventory and the appropriate size of our commercial rental fleet given commercial rental market expectations;

•	estimates of cash flows from operations, free cash flow and capital expenditures for 2017;

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
Management assessed the effectiveness of Ryder’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control — Integrated Framework (2013).” Based on our assessment and those criteria, management determined that Ryder maintained effective internal control over financial reporting as of December 31, 2016.
Ryder’s independent registered certified public accounting firm has audited the effectiveness of Ryder’s internal control over financial reporting. Their report appears on the subsequent page.

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
RYDER SYSTEM, INC.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, comprehensive income, cash flows and shareholders’ equity present fairly, in all material respects, the financial position of Ryder System, Inc. and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP

Miami, Florida
February 14, 2017

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Years ended December 31,
	2016	2015	2014
	(In thousands, except per share amounts)
Lease and rental revenues	$3,170,952	3,121,553	2,939,422
Services revenue	3,152,294	2,912,063	2,911,465
Fuel services revenue	463,738	538,277	787,887
Total revenues	6,786,984	6,571,893	6,638,774

Cost of lease and rental	2,234,284	2,153,450	2,036,881
Cost of services	2,602,978	2,413,156	2,447,867
Cost of fuel services	448,306	519,843	768,292
Other operating expenses	113,461	117,082	115,808
Selling, general and administrative expenses	842,697	844,497	816,975
Pension lump sum settlement expense	—	—	97,231
Used vehicle sales, net	(972)	(99,853)	(116,060)
Interest expense	147,843	150,434	144,739
Miscellaneous income, net	(13,068)	(10,156)	(13,613)
Restructuring and other charges, net	5,074	14,225	2,387
	6,380,603	6,102,678	6,300,507

Earnings from continuing operations before income taxes	406,381	469,215	338,267
Provision for income taxes	141,741	163,226	118,042
Earnings from continuing operations	264,640	305,989	220,225
Loss from discontinued operations, net of tax	(2,163)	(1,221)	(1,884)
Net earnings	$262,477	304,768	218,341

Earnings (loss) per common share — Basic
Continuing operations	$4.98	5.78	4.18
Discontinued operations	(0.04)	(0.02)	(0.04)
Net earnings	$4.94	5.75	4.14
Earnings (loss) per common share — Diluted
Continuing operations	$4.94	5.73	4.14
Discontinued operations	(0.04)	(0.02)	(0.03)
Net earnings	$4.90	5.71	4.11

See accompanying notes to consolidated financial statements.

Note: EPS amounts may not be additive due to rounding.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
	2016	2015	2014
	(In thousands)
Net earnings	$262,477	304,768	218,341

Other comprehensive loss:

Changes in cumulative translation adjustment and other	(70,590)	(99,933)	(71,962)

Amortization of pension and postretirement items	29,493	27,731	18,601
Income tax expense related to amortization of pension and postretirement items	(10,452)	(9,637)	(6,411)
Amortization of pension and postretirement items, net of tax	19,041	18,094	12,190

Reclassification of net actuarial loss from pension settlement	—	—	97,231
Change in net actuarial loss and prior service credit	(98,092)	(23,979)	(281,173)
Income tax benefit (expense) related to change in net actuarial loss and prior service credit	28,344	13,353	61,692
Change in net actuarial loss and prior service credit, net of taxes	(69,748)	(10,626)	(122,250)

Other comprehensive loss, net of taxes	(121,297)	(92,465)	(182,022)

Comprehensive income	$141,180	212,303	36,319

See accompanying notes to consolidated financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
	(Dollars in thousands, except per share amount)
Assets:
Current assets:
Cash and cash equivalents	$58,801	60,945
Receivables, net	831,947	835,489
Inventories	69,529	63,725
Prepaid expenses and other current assets	141,280	138,143
Total current assets	1,101,557	1,098,302
Revenue earning equipment, net	8,147,722	8,184,735
Operating property and equipment, net	745,870	714,970
Goodwill	386,772	389,135
Intangible assets	48,249	55,192
Direct financing leases and other assets	472,284	510,246
Total assets	$10,902,454	10,952,580

Liabilities and shareholders’ equity:
Current liabilities:
Short-term debt and current portion of long-term debt	$791,410	634,530
Accounts payable	445,470	502,373
Accrued expenses and other current liabilities	507,189	543,352
Total current liabilities	1,744,069	1,680,255
Long-term debt	4,599,864	4,868,097
Other non-current liabilities	817,565	829,595
Deferred income taxes	1,688,681	1,587,522
Total liabilities	8,850,179	8,965,469

Shareholders’ equity:
Preferred stock, no par value per share — authorized, 3,800,917; none outstanding, December 31, 2016 or 2015	—	—
Common stock, $0.50 par value per share — authorized, 400,000,000; outstanding, December 31, 2016 — 53,463,118; December 31, 2015 — 53,490,603	26,732	26,745
Additional paid-in capital	1,032,549	1,006,021
Retained earnings	1,827,026	1,667,080
Accumulated other comprehensive loss	(834,032)	(712,735)
Total shareholders’ equity	2,052,275	1,987,111
Total liabilities and shareholders’ equity	$10,902,454	10,952,580
See accompanying notes to consolidated financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2016	2015	2014
	(In thousands)

Net earnings	$262,477	304,768	218,341
Less: Loss from discontinued operations, net of tax	(2,163)	(1,221)	(1,884)
Earnings from continuing operations	264,640	305,989	220,225
Depreciation expense	1,187,050	1,121,966	1,047,049
Used vehicle sales, net	(972)	(99,853)	(116,060)
Share-based compensation expense	18,664	21,181	20,905
Pension lump sum settlement expense	—	—	97,231
Amortization expense and other non-cash charges, net	68,260	70,762	47,263
Deferred income tax expense	124,886	154,042	104,713
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(51,754)	(40,323)	(20,687)
Inventories	(5,906)	1,448	(2,153)
Prepaid expenses and other assets	(14,211)	(292)	(16,040)
Accounts payable	94,320	(74,381)	53,481
Accrued expenses and other non-current liabilities	(83,955)	(18,751)	(53,109)
Net cash provided by operating activities from continuing operations	1,601,022	1,441,788	1,382,818

Cash flows from financing activities from continuing operations:
Net change in commercial paper borrowings and revolving credit facilities	(77,798)	323,359	(221,082)
Debt proceeds	674,928	1,283,223	965,533
Debt repaid, including capital lease obligations	(669,047)	(798,311)	(293,488)
Dividends on common stock	(91,043)	(83,201)	(74,871)
Common stock issued	18,087	23,635	46,568
Common stock repurchased	(37,274)	(6,141)	(106,286)
Debt issuance costs and other items	(3,775)	(11,079)	(4,724)
Net cash (used in) provided by financing activities from continuing operations	(185,922)	731,485	311,650

Cash flows from investing activities from continuing operations:
Purchases of property and revenue earning equipment	(1,905,157)	(2,667,978)	(2,259,164)
Sales of revenue earning equipment	414,249	423,605	493,477
Sales of operating property and equipment	7,051	3,891	3,486
Acquisitions	—	—	(9,972)
Collections on direct finance leases and other	76,510	70,980	64,267
Changes in restricted cash	1,514	8,147	3,396
Net cash used in investing activities from continuing operations	(1,405,833)	(2,161,355)	(1,704,510)

Effect of exchange rates on cash	(9,482)	37	297
(Decrease) increase in cash and cash equivalents from continuing operations	(215)	11,955	(9,745)
Decrease in cash and cash equivalents from discontinued operations	(1,929)	(1,102)	(1,725)
(Decrease) increase in cash and cash equivalents	(2,144)	10,853	(11,470)
Cash and cash equivalents at January 1	60,945	50,092	61,562
Cash and cash equivalents at December 31	$58,801	60,945	50,092
See accompanying notes to consolidated financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Amount	Shares	Par				Total
	(Dollars in thousands, except per share amounts)
Balance at January 1, 2014	$—	53,335,386	$26,667	917,539	1,390,603	(438,248)	1,896,561
Comprehensive income	—	—	—	—	218,341	(182,022)	36,319
Common stock dividends declared and paid—$1.42 per share	—	—	—	—	(75,631)	—	(75,631)
Common stock issued under employee stock option and stock purchase plans (1)	—	1,019,341	511	45,371	—	—	45,882
Benefit plan stock purchases (2)	—	8,239	4	682	—	—	686
Common stock repurchases	—	(1,323,278)	(662)	(22,820)	(82,804)	—	(106,286)
Share-based compensation	—	—	—	20,905	—	—	20,905
Tax benefits from share-based compensation	—	—	—	651	—	—	651
Balance at December 31, 2014	—	53,039,688	26,520	962,328	1,450,509	(620,270)	1,819,087
Comprehensive income	—	—	—	—	304,768	(92,465)	212,303
Common stock dividends declared and paid—$1.56 per share	—	—	—	—	(83,306)	—	(83,306)
Common stock issued under employee stock option and stock purchase plans (1)	—	519,271	260	23,292	—	—	23,552
Benefit plan stock sales (2)	—	751	—	83	—	—	83
Common stock repurchases	—	(69,107)	(35)	(1,215)	(4,891)	—	(6,141)
Share-based compensation	—	—	—	21,181	—	—	21,181
Tax benefits from share-based compensation	—	—	—	352	—	—	352
Balance at December 31, 2015	—	53,490,603	26,745	1,006,021	1,667,080	(712,735)	1,987,111
Comprehensive income	—	—	—	—	262,477	(121,297)	141,180
Common stock dividends declared—$1.70 per share	—	—	—	—	(91,100)	—	(91,100)
Common stock issued under employee stock option and stock purchase plans (1)	—	507,104	254	17,752	—	—	18,006
Benefit plan stock sales (2)	—	1,709	1	80	—	—	81
Common stock repurchases	—	(536,298)	(268)	(9,968)	(27,038)	—	(37,274)
Share-based compensation	—	—	—	18,664	—	—	18,664
Adoption of new accounting standard	—	—	—	—	15,607	—	15,607
Balance at December 31, 2016	$—	53,463,118	$26,732	1,032,549	1,827,026	(834,032)	2,052,275
__________________

(1)	Net of common shares delivered as payment for the exercise price or to satisfy the holders’ withholding tax liability upon exercise of options.

(2)	Represents open-market transactions of common shares by the trustee of Ryder’s deferred compensation plans.
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
Beginning in 2016, we reclassified the losses from fair value adjustments on our used vehicles from "Other operating expenses" to "Used vehicle sales, net" within the Consolidated Statement of Earnings. Prior year amounts have been reclassified to conform to the current period presentation.
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
Lease and rental
Lease and rental includes lease and commercial rental revenues from our FMS business segment. We offer a full service lease as well as a lease with more flexible maintenance options which are marketed, priced and managed as bundled lease arrangements, and include equipment, service and financing components. We do not offer a stand-alone unbundled finance lease of vehicles. For these reasons, both the lease and service components of our leases are included within lease and rental revenues.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our lease arrangements include lease deliverables such as the lease of a vehicle and the executory agreement for the maintenance, insurance, taxes and other services related to the leased vehicles during the lease term. Arrangement consideration is allocated between lease deliverables and non-lease deliverables based on management’s best estimate of the relative fair value of each deliverable. The arrangement consideration allocated to lease deliverables is accounted for pursuant to accounting guidance on leases. Our full service lease arrangements provide for a fixed charge billing and a variable charge billing based on mileage or time usage. Fixed charges are typically billed at the beginning of the month for the services to be provided that month. Variable charges are typically billed a month in arrears. Costs associated with the activities performed under our full service leasing arrangements are primarily comprised of labor, parts, outside work, depreciation, licenses, insurance, operating taxes and vehicle financing. These costs are expensed as incurred except for depreciation. Refer to “Summary of Significant Accounting Policies – Revenue Earning Equipment, Operating Property and Equipment, and Depreciation” for information regarding our depreciation policies. Non-chargeable maintenance costs have been allocated and reflected within “Cost of lease and rental” based on the maintenance-related labor costs relative to all product lines.
Revenue from lease and rental agreements is recognized based on the classification of the arrangement, typically as either an operating or direct financing lease (DFL).

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

•
Leases not classified as operating leases are generally considered direct financing leases. We recognize revenue for direct financing leases using the effective interest method, which provides a constant periodic rate of return on the outstanding investment on the lease. Cash receipts on impaired direct financing lease receivables are first applied to the direct financing lease receivable and then to any unrecognized income. A direct financing lease receivable is considered impaired, based on current information and events, if it is probable that we will be unable to collect all amounts due according to the contractual terms of the lease.

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
Provision for depreciation is computed using the straight-line method on all depreciable assets. Depreciation expense has been recognized throughout the Consolidated Statement of Earnings depending on the nature of the related asset. We periodically review and adjust, as appropriate, the residual values and useful lives of revenue earning equipment. Our review of the residual values and useful lives of revenue earning equipment is established with a long-term view considering historical market price changes, current and expected future market price trends, expected lives of vehicles and extent of alternative uses. Factors that could cause actual results to materially differ from estimates include, but are not limited to, unforeseen changes in technology innovations. In addition, we also monitor market trends throughout the year and assess residual values of vehicles expected to be sold in the near term and may adjust residual values for these vehicles.
We routinely dispose of used revenue earning equipment as part of our FMS business. Revenue earning equipment held for sale is stated at the lower of carrying amount or fair value less costs to sell. For revenue earning equipment held for sale, we stratify our fleet by vehicle type (trucks, tractors and trailers), weight class, age and other relevant characteristics and create classes of similar assets for analysis purposes. Fair value is determined based upon recent market prices obtained from our own sales experience for sales of each class of similar assets and vehicle condition, as well as anticipated market price changes. Losses on vehicles held for sale for which carrying values exceeded fair value are recognized at the time they arrive at our used truck centers and are presented within "Used vehicle sales, net" in the Consolidated Statements of Earnings.
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
Goodwill and other intangible assets with indefinite useful lives are not amortized, but rather, are tested for impairment at least annually (April 1st). In evaluating goodwill for impairment, we have the option to first assess qualitative factors to determine whether further impairment testing is necessary. Among other relevant events and circumstances that affect the fair value of reporting units, we consider individual factors such as macroeconomic conditions, changes in our industry and the markets in which we operate, as well as our reporting units' historical and expected future financial performance. If we conclude that it is more likely than not that a reporting unit's fair value is less than its carrying value, recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of each of our reporting units with its carrying amount. If a reporting unit’s carrying amount exceeds its fair value, the second step is performed. The second step involves a comparison of the implied fair value and carrying value of that reporting unit’s goodwill. To the extent that a reporting unit’s carrying amount exceeds the implied fair value of its goodwill, an impairment loss is recognized.
Our valuation of fair value for certain reporting units is determined based on a discounted future cash flow model that uses five years of projected cash flows and a terminal value based on growth assumptions. For certain reporting units, fair value is determined based on the application of current trading multiples for comparable publicly-traded companies and the historical pricing multiples for comparable merger and acquisition transactions that have occurred in our industry. Rates used to discount cash flows are dependent upon interest rates and the cost of capital based on our industry and capital structure, adjusted for equity and size risk premiums based on market capitalization. Estimates of future cash flows are dependent on our knowledge and experience about past and current events and assumptions about conditions we expect to exist, including long-term growth rates, capital requirements and useful lives. Our estimates of cash flows are also based on historical and future operating performance, economic conditions and actions we expect to take. In addition to these factors, our DTS and SCS reporting units are dependent on several key customers or industry sectors. The loss of a key customer may have a significant impact to our DTS or SCS reporting units, causing us to assess whether or not the event resulted in a goodwill impairment loss.
In making our assessments of fair value, we rely on our knowledge and experience about past and current events and assumptions about conditions we expect to exist in the future. These assumptions are based on a number of factors, including future operating performance, economic conditions, actions we expect to take and present value techniques. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment. It is possible that assumptions underlying the impairment analysis will change in such a manner that impairment in value may occur in the future.
Identifiable intangible assets not subject to amortization are assessed for impairment using a similar process used to evaluate goodwill as described above. Intangible assets with finite lives are amortized over their respective estimated useful lives. Identifiable intangible assets that are subject to amortization are evaluated for impairment using a similar process used to evaluate long-lived assets described below.

Impairment of Long-Lived Assets Other than Goodwill
Long-lived assets held and used, including revenue earning equipment, operating property and equipment and intangible assets with finite lives, are tested for recoverability when circumstances indicate that the carrying amount of assets may not be recoverable. Recoverability of long-lived assets is evaluated by comparing the carrying value of an asset or asset group to management’s best estimate of the undiscounted future operating cash flows (excluding interest charges) expected to be generated by the asset or asset group. If these comparisons indicate that the carrying value of the asset or asset group is not recoverable, an impairment loss is recognized for the amount by which the carrying value of the asset or asset group exceeds fair value. Fair value is determined by a quoted market price, if available, or an estimate of projected future operating cash flows, discounted using a rate that reflects the related operating segment’s average cost of funds. Long-lived assets to be disposed of, including revenue earning equipment, operating property and equipment and indefinite-lived intangible assets, are reported at the lower of carrying amount or fair value less costs to sell.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Self-Insurance Accruals
We retain a portion of the accident risk under auto liability, workers’ compensation and other insurance programs. Under our insurance programs, we retain the risk of loss in various amounts, generally up to $3 million on a per occurrence basis. Self-insurance accruals are based primarily on an actuarially estimated, undiscounted cost of claims, which includes claims incurred but not reported. Such liabilities are based on estimates. Historical loss development factors are utilized to project the future development of incurred losses, and these amounts are adjusted based upon actual claim experience and settlements. While we believe that the amounts are adequate, there can be no assurance that changes to our actuarial estimates may not occur due to limitations inherent in the estimation process. Changes in the actuarial estimates of these accruals are charged or credited to earnings in the period determined. Amounts estimated to be paid within the next year have been classified as “Accrued expenses and other current liabilities” with the remainder included in “Other non-current liabilities” in our Consolidated Balance Sheets.
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
Income Taxes
Our provision for income taxes is based on reported earnings before income taxes. Deferred taxes are recognized for the future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, using tax rates in effect for the years in which the differences are expected to reverse.
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
We are subject to tax audits in numerous jurisdictions in the U.S. and around the world. Tax audits by their very nature are often complex and can require several years to complete. In the normal course of business, we are subject to challenges from the Internal Revenue Service (IRS) and other tax authorities regarding amounts of taxes due. These challenges may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. As part of our calculation of the provision for income taxes on earnings, we determine whether the benefits of our tax positions are at least more likely than not of being sustained upon audit based on the technical merits of the tax position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Such accruals require management to make estimates and judgments with respect to the ultimate outcome of a tax audit. Actual results could vary materially from these estimates. We adjust these reserves as well as the impact of any related interest and penalties in light of changing facts and circumstances, such as the progress of a tax audit.
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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Severance and Contract Termination Costs
We recognize liabilities for severance and contract termination costs based upon the nature of the cost to be incurred. For involuntary separation plans that are completed within the guidelines of our written involuntary separation plan, we recognize the liability when it is probable and reasonably estimable. For one-time termination benefits, such as additional severance pay or benefit payouts, and other exit costs, such as contract termination costs, the liability is measured and recognized initially at fair value in the period in which the liability is incurred, with subsequent changes to the liability recognized as adjustments in the period of change. Severance related to position eliminations that are part of a restructuring plan is included in "Restructuring and other charges, net” in the Consolidated Statements of Earnings. Severance costs that are not part of a restructuring plan are recognized in the period incurred as a direct cost of revenue or within “Selling, general and administrative expenses,” in the Consolidated Statements of Earnings depending upon the nature of the eliminated position.
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
Derivative Instruments and Hedging Activities
We use financial instruments, including forward exchange contracts and swaps to manage our exposures to movements in interest rates and foreign currency exchange rates. The use of these financial instruments modifies the exposure of these risks with the intent to reduce the risk or cost to us. We do not enter into derivative financial instruments for trading purposes. We limit our risk that counterparties to the derivative contracts will default and not make payments by entering into derivative contracts only with counterparties comprised of large banks and financial institutions that meet established credit criteria. We do not expect to incur any losses as a result of counterparty default.
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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Foreign Currency Translation
Our foreign operations generally use local currency as their functional currency. Assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. Items in the Consolidated Statements of Earnings are translated at the average exchange rates for the year. The impact of currency fluctuations is presented in “Changes in cumulative translation adjustment and other” in the Consolidated Statements of Comprehensive Income. Upon sale or upon complete or substantially complete liquidation of an investment in a foreign operation, the currency translation adjustment attributable to that operation is removed from accumulated other comprehensive loss and is reported as part of the gain or loss on sale or liquidation of the investment for the period during which the sale or liquidation occurs. Gains and losses resulting from foreign currency transactions are recognized in “Miscellaneous income, net” in the Consolidated Statements of Earnings.
Share-Based Compensation
The fair value of stock option awards and nonvested stock awards other than restricted stock units (RSUs), is expensed on a straight-line basis over the vesting period of the awards. RSUs are expensed in the year they are granted. Beginning in 2016, we adopted ASU No. 2016-09, Stock Compensation. This standard changed the presentation of cash flows from the tax benefits resulting from tax deductions in excess of the compensation expense recognized for those options (windfall tax benefits) as well as tax shortfalls to be in operating cash flows in the statement of cash flows. In addition, windfall tax benefits and tax shortfalls are now charged directly to income tax expense.
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
Defined Benefit Pension and Postretirement Benefit Plans
The funded status of our defined benefit pension plans and postretirement benefit plans are recognized in the Consolidated Balance Sheets. The funded status is measured as the difference between the fair value of plan assets and the benefit obligation at December 31, the measurement date. The fair value of plan assets represents the current market value of contributions made to irrevocable trusts, held for the sole benefit of participants, which are invested by the trusts. For defined benefit pension plans, the benefit obligation represents the actuarial present value of benefits expected to be paid upon retirement based on estimated future compensation levels. For postretirement benefit plans, the benefit obligation represents the actuarial present value of postretirement benefits attributed to employee services already rendered. Overfunded plans, with the fair value of plan assets exceeding the benefit obligation, are aggregated and reported as a prepaid pension asset. Underfunded plans, with the benefit obligation exceeding the fair value of plan assets, are aggregated and reported as a pension and postretirement benefit liability.
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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Pension and postretirement benefit expense includes service cost, interest cost, expected return on plan assets (if funded), and amortization of prior service credit and net actuarial loss. Service cost represents the actuarial present value of participant benefits earned in the current year. The expected return on plan assets represents the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the obligation. Prior service credit represents the impact of negative plan amendments. Net actuarial losses arise as a result of differences between actual experience and assumptions or as a result of changes in actuarial assumptions. Net actuarial loss and prior service credit not recognized as a component of pension and postretirement benefit expense as they arise are recognized as "Change in net actuarial loss and prior service credit, net of tax" in the Consolidated Statements of Comprehensive Income. These pension and postretirement items are subsequently amortized as a component of pension and postretirement benefit expense over the remaining service period, if the majority of the employees are active, otherwise over the remaining life expectancy, provided such amounts exceed thresholds which are based upon the benefit obligation or the value of plan assets.
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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2. RECENT ACCOUNTING PRONOUNCEMENTS

Intangibles - Goodwill and Other

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which requires an entity to perform a one-step quantitative impairment test, whereby a goodwill impairment loss will be measured as the excess of a reporting unit’s carrying amount over its fair value (not to exceed the total goodwill allocated to that reporting unit). It eliminates Step 2 of the current two-step goodwill impairment test, under which a goodwill impairment loss is measured by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The standard is effective January 1, 2020, with early adoption as of January 1, 2017 permitted. We do not expect this standard to have a material impact on our consolidated financial position, results of operations and cash flows.

Statement of Cash Flows

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows, which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. In November 2016, the FASB issued additional guidance related to the statement of cash flows, which requires companies to explain the change during the period in the total of cash, cash equivalents, and restricted cash or restricted cash equivalents. The standard is effective January 1, 2018, with early adoption permitted. The standard will be adopted on a retrospective basis. We do not expect this standard to have a material impact on the presentation of our consolidated cash flows.

Financial Instruments

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. The standard applies to financial instruments including, but not limited to, trade and other receivables, held-to-maturity debt securities, loans and net investments in leases. The standard requires estimating expected credit losses over the remaining life of an instrument or a portfolio of instruments with similar risk characteristics based on relevant information about past events, current conditions and reasonable forecasts. The initial estimate of and the subsequent changes in expected credit losses will be recognized as credit loss expense through current earnings and will be reflected as an allowance for credit losses offsetting the carrying value of the financial instrument(s) on the balance sheet. The standard is effective January 1, 2020, with early adoption as of January 1, 2019 permitted. The standard is to be applied using a modified retrospective transition method. We do not expect this standard to have a material impact on our consolidated financial position, results of operations and cash flows.

Share-Based Payments

In March 2016, the FASB issued ASU No. 2016-09, Stock Compensation, which is intended to simplify several aspects of the accounting for share-based payment award transactions. The guidance changed several aspects of the accounting for share-based awards, including accounting for income taxes, forfeitures, and the minimum statutory tax withholding requirements for share-based awards. The standard eliminates the requirement to record the tax benefits resulting from tax deductions in excess of share-based compensation expense (windfall tax benefits) as well as tax shortfalls to additional paid in capital in the balance sheet. The standard also requires all tax effects related to share-based payments at settlement (or expiration) be recorded to income tax expense and changes the cash flow presentation of excess tax benefits or shortfalls from share-based awards from financing activities to operating activities. The standard is effective January 1, 2017, with early adoption permitted. We adopted the standard during 2016, and recorded a $16 million cumulative-effect adjustment to retained earnings as of January 1, 2016, related to historical excess tax benefits. The impact of the standard was not material to our consolidated financial position, results of operations and cash flows.

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases. The standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

financing leases and operating leases. We will adopt the standard effective January 1, 2019 using the modified retrospective transition method. We do not anticipate a material impact upon adoption of the standard on our consolidated financial position, results of operations and cash flows.

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which together with related, subsequently issued guidance, requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The adoption of ASU 2014-09 will primarily impact our full service lease product line, which includes a vehicle lease as well as maintenance and other services related to the vehicle. We will generally continue to recognize revenue for the vehicle lease portion of the product line on a straight-line basis. Revenue from the non-lease portion of the product line, primarily maintenance services, will be recognized at the time the maintenance services are performed, which will generally require the deferral of some portion of the customer's lease payments when received, as maintenance services are not performed evenly over the life of a full service lease contract. Under current GAAP, substantially all revenues from our full service lease arrangements are recognized on a straight line basis over the term of the lease. We will adopt the standard on January 1, 2018, using the full retrospective transition method, which will result in a cumulative-effect adjustment for deferred revenue to the opening balance sheet for 2016 and the restatement of the financial statements for all prior periods presented (2016 and 2017). We continue to evaluate the impact of adoption of this standard on our consolidated financial position, results of operations and cash flows.

Presentation of Debt Issuance Costs

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires an entity to present debt issuance costs as a direct reduction from the carrying amount of the related debt liability on the balance sheet. We adopted this guidance on January 1, 2016 and reclassified $15 million from other assets to long-term debt in our December 31, 2015 balance sheet. Other than the change in presentation within the Consolidated Balance Sheets, this accounting guidance did not impact our consolidated financial position, results of operations and cash flows.

3. ACQUISITIONS

On August 1, 2014, we acquired all of the common stock of Bullwell Trailer Solutions, Ltd., a U.K.-based trailer repair and maintenance company, for a purchase price of approximately $15 million, net of cash acquired. The purchase price, which included $6 million in contingent consideration, was paid in total as of December 31, 2016. The acquisition complements our FMS business segment coverage in the U.K. The purchase accounting for this acquisition resulted in goodwill and customer relationship intangible assets of $12 million and $2 million, respectively, with the remaining amount allocated to tangible assets, less liabilities assumed. Transaction costs related to the acquisition were not material.

4. RESTRUCTURING AND OTHER CHARGES
In the fourth quarters of 2016, 2015 and 2014, we approved plans to reduce our workforce in multiple locations as a result of cost containment actions, resulting in charges of $5 million, $9 million and $2 million in each of the respective years. In addition, we committed to a plan to divest our Ryder Canadian Retail Shippers Association Logistics (CRSAL) operations and shutdown our Ryder Container Terminals (RCT) business in Canada in the fourth quarter of 2015. We recognized charges for employee termination costs of $3 million and asset impairment of $2 million to adjust assets held for sale, including goodwill and intangible assets, to fair value less costs to sell in 2015. We sold CRSAL to a third party for approximately $2 million during 2016.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the activities within, and components of, restructuring liabilities for 2016, 2015 and 2014 (in thousands):

	Employee Termination Costs	Other Charges	Total
Balance as of December 31, 2013	$340	319	659
Workforce reduction charges	2,387	—	2,387
Utilization (1)	(241)	(319)	(560)
Balance as of December 31, 2014	2,486	—	2,486
Workforce reduction charges	8,830	—	8,830
CRSAL divestiture and RCT shut-down	3,225	—	3,225
Utilization (1)	(2,208)	—	(2,208)
Balance as of December 31, 2015	12,333	—	12,333
Workforce reduction charges	5,074	—	5,074
Utilization (1)	(10,129)	—	(10,129)
Balance as of December 31, 2016 (2)	$7,278	—	7,278
_________________
Note: The restructuring liabilities shown above are included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets.

(1) Principally represents cash payments.
(2) The majority of the balance remaining for employee termination costs is expected to be paid by the end of 2017.

As discussed in Note 27, “Segment Reporting,” our primary measure of segment financial performance excludes, among other items, restructuring and other charges, net. However, the applicable portion of the restructuring and other charges (recoveries), net that related to each segment in 2016, 2015 and 2014 were as follows:

	Years ended December 31,
	2016	2015	2014
	(In thousands)
Fleet Management Solutions	$3,550	4,817	515
Dedicated Transportation Solutions	22	250	154
Supply Chain Solutions	278	7,033	797
Central Support Services	1,224	2,125	921
Total	$5,074	14,225	2,387

5. RECEIVABLES

	December 31,
	2016	2015
	(In thousands)
Trade	$739,743	708,832
Direct financing leases	76,322	90,055
Other, primarily warranty and insurance	30,797	52,162
	846,862	851,049
Allowance	(14,915)	(15,560)
Total	$831,947	835,489

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

	December 31,
	2016	2015
	(In thousands)
Restricted cash	$3,838	5,352
Prepaid vehicle licenses	50,343	47,806
Prepaid operating taxes	20,242	18,510
Prepaid sales commission	9,731	11,446
Prepaid Insurance	12,074	9,057
Other	45,052	45,972
Total	$141,280	138,143

7.     REVENUE EARNING EQUIPMENT

	Estimated Useful Lives	December 31, 2016			December 31, 2015
		Cost	Accumulated Depreciation	Net (1)	Cost	Accumulated Depreciation	Net (1)
	(In years)	(In thousands)
Held for use:
Full service lease	3 — 12	$9,486,977	(3,031,937)	6,455,040	8,839,941	(2,723,605)	6,116,336
Commercial rental	4.5 — 12	2,499,010	(935,346)	1,563,664	2,811,715	(907,412)	1,904,303
Held for sale		494,355	(365,337)	129,018	496,634	(332,538)	164,096
Total		$12,480,342	(4,332,620)	8,147,722	12,148,290	(3,963,555)	8,184,735
_______________

(1)
Revenue earning equipment, net includes vehicles under capital leases of $43 million, less accumulated depreciation of $22 million, at December 31, 2016 and $47 million, less accumulated depreciation of $22 million, at December 31, 2015.

Depreciation expense was $1.10 billion, $1.04 billion and $968 million in 2016, 2015 and 2014, respectively.
In 2016, based on current and expected market conditions, we accelerated depreciation on certain classes of vehicles expected to be made available for sale through June 2018. The impact of the change increased depreciation by $10 million in 2016. Revenue earning equipment held for sale is stated at the lower of carrying amount or fair value less costs to sell. Losses on vehicles held for sale for which carrying values exceeded fair value are recognized at the time they arrive at our used truck centers and are presented within "Used vehicle sales, net" in the Consolidated Statements of Earnings. For revenue earning equipment held for sale, we stratify our fleet by vehicle type (trucks, tractors and trailers), weight class, age and other relevant characteristics and create classes of similar assets for analysis purposes. For a certain population of revenue earning equipment held for sale, fair value was determined based upon recent market prices obtained from our own sales experience for sales of each class of similar assets and vehicle condition. Expected declines in market prices were also considered when valuing the vehicles held for sale.These vehicles held for sale were classified within Level 3 of the fair value hierarchy. During 2016, 2015, and 2014, we recognized losses to reflect changes in fair value of $67 million, $18 million and $11 million, respectively.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents our assets that are measured at fair value on a nonrecurring basis and considered a Level 3 fair value measurement:

			Total Losses (2)
	December 31,		Year ended December 31,
	2016	2015	2016	2015
Assets held for sale:
Revenue earning equipment: (1)
Trucks	$28,638	11,469	$14,645	7,660
Tractors	82,576	19,479	47,597	7,620
Trailers	2,839	2,475	5,173	2,676
Total assets at fair value	$114,053	33,423	$67,415	17,956
______________

(1)
Assets held for sale in the above table only include the portion of revenue earning equipment held for sale where net book values exceeded fair values and fair value adjustments were recorded. The net book value of assets held for sale not exceeding fair value was $15 million and $131 million as of December 31, 2016 and 2015, respectively.

(2)	Total losses represent fair value adjustments for all vehicles held for sale throughout the period for which fair value less costs to sell was less than carrying value.

For the twelve months ended December 31, 2016, the components of used vehicle sales, net were as follows:

	Twelve months ended December 31,
	2016	2015	2014
	(In thousands)
Gains on vehicle sales, net	$(68,387)	(117,809)	(126,824)
Losses from fair value adjustments	67,415	17,956	10,764
Used vehicle sales, net	$(972)	(99,853)	(116,060)

8.     OPERATING PROPERTY AND EQUIPMENT

	Estimated Useful Lives	December 31,
		2016	2015
	(In years)	(In thousands)
Land	—	$212,660	203,543
Buildings and improvements	10 — 40	808,909	776,304
Machinery and equipment	3 — 10	737,899	709,173
Other	3 — 10	114,442	109,554
		1,873,910	1,798,574
Accumulated depreciation		(1,128,040)	(1,083,604)
Total		$745,870	714,970

Depreciation expense was $88 million, $84 million and $79 million in 2016, 2015 and 2014, respectively.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. GOODWILL
The carrying amount of goodwill attributable to each reportable business segment with changes therein was as follows:

	Fleet Management Solutions	Dedicated Transportation Solutions	Supply Chain Solutions	Total
	(In thousands)
Balance at January 1, 2015
Goodwill	$233,217	40,808	148,225	422,250
Accumulated impairment losses	(10,322)	—	(18,899)	(29,221)
	222,895	40,808	129,326	393,029
Reclassification to assets held for sale	—	—	(852)	(852)
Foreign currency translation adjustment	(1,859)	—	(1,183)	(3,042)
Balance at December 31, 2015
Goodwill	231,358	40,808	146,190	418,356
Accumulated impairment losses	(10,322)	—	(18,899)	(29,221)
	221,036	40,808	127,291	389,135
Foreign currency translation adjustment	(2,526)	—	163	(2,363)
Balance at December 31, 2016
Goodwill	228,832	40,808	146,353	415,993
Accumulated impairment losses	(10,322)	—	(18,899)	(29,221)
	$218,510	40,808	127,454	386,772

We assess goodwill for impairment on April 1st of each year or more often if deemed necessary. In the second quarter of 2016, we completed our annual goodwill impairment test. We performed quantitative assessments on two of our reporting units and determined there was no impairment. We performed qualitative assessments for three reporting units, which considered individual factors such as macroeconomic conditions, changes in our industry and the markets in which we operate, as well as our historical and expected future financial performance. After performing the qualitative assessments, we concluded it is more likely than not that fair value is greater than the carrying value and determined there was no impairment.

10. INTANGIBLE ASSETS

	December 31,
	2016	2015
	(In thousands)
Indefinite lived intangible assets — Trade name	$8,731	8,731
Finite lived intangible assets:
Customer relationship intangibles	91,523	91,523
Other intangibles, primarily trade name	2,367	2,367
Accumulated amortization	(51,578)	(45,736)
	42,312	48,154
Foreign currency translation adjustment	(2,794)	(1,693)
Total	$48,249	55,192

The Ryder trade name has been identified as having an indefinite useful life. Customer relationship intangibles are being amortized on a straight-line basis over their estimated useful lives, generally 7-19 years. We recognized amortization expense associated with finite lived intangible assets of approximately $6 million in 2016 and $7 million in both 2015 and 2014. The future amortization expense for each of the five succeeding years related to all intangible assets that are currently reported in the Consolidated Balance Sheets is estimated to range from $4 - $6 million per year for 2017 - 2021.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11. DIRECT FINANCING LEASES AND OTHER ASSETS

	December 31,
	2016	2015
	(In thousands)
Direct financing leases, net	$333,152	347,703
Investments held in Rabbi Trusts	48,451	41,720
Contract incentives	27,324	23,691
Insurance receivables	18,402	28,999
Debt issuance costs	2,593	3,365
Prepaid pension asset	14,049	44,124
Interest rate swap agreements	1,864	5,421
Other	26,449	15,223
Total	$472,284	510,246

Investments held in Rabbi Trusts are assets measured at fair value on a recurring basis, all of which are considered Level 1 of the fair value hierarchy. The following table presents the asset classes at December 31, 2016 and 2015:

	December 31,
	2016	2015
	(In thousands)
Cash and cash equivalents	$5,391	5,214
U.S. equity mutual funds	30,229	24,824
Foreign equity mutual funds	5,232	4,713
Fixed income mutual funds	7,599	6,969
Total Investments held in Rabbi Trusts	$48,451	41,720

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12. ACCRUED EXPENSES AND OTHER LIABILITIES

	December 31, 2016			December 31, 2015
	Accrued Expenses	Non-Current Liabilities	Total	Accrued Expenses	Non-Current Liabilities	Total
	(In thousands)
Salaries and wages	$90,913	—	90,913	99,032	—	99,032
Deferred compensation	2,992	46,541	49,533	2,252	41,691	43,943
Pension benefits	3,796	451,940	455,736	3,790	484,892	488,682
Other postretirement benefits	1,506	19,459	20,965	1,624	20,002	21,626
Other employee benefits	29,358	5,854	35,212	8,956	9,706	18,662
Insurance obligations (1)	127,470	234,336	361,806	157,014	213,256	370,270
Operating taxes	92,150	—	92,150	101,649	—	101,649
Income taxes	4,197	23,174	27,371	3,378	22,366	25,744
Interest	27,277	—	27,277	31,218	—	31,218
Deposits, mainly from customers	61,225	4,569	65,794	61,869	5,085	66,954
Deferred revenue	14,064	—	14,064	13,038	—	13,038
Other	52,241	31,692	83,933	59,532	32,597	92,129
Total	$507,189	817,565	1,324,754	543,352	829,595	1,372,947
_________________
(1) Insurance obligations are primarily comprised of self-insured claim liabilities.

We retain a portion of the accident risk under vehicle liability and workers’ compensation insurance programs. Self-insurance accruals are primarily based on actuarially estimated, undiscounted cost of claims, and include claims incurred but not reported. Such liabilities are based on estimates. Historical loss development factors are utilized to project the future development of incurred losses, and these amounts are adjusted based upon actual claim experience and settlements. While we believe the amounts are adequate, there can be no assurance that changes to our estimates may not occur due to limitations inherent in the estimation process. During 2016 and 2015, we recognized charges within earnings from continuing operations of $9 million and $4 million from the development of estimated prior years’ self-insured loss reserves for the reasons noted above, as well as a settlement of a customer-extended insurance claim in 2015. In 2014, we recognized a benefit within earnings from continuing operations of $14 million from the development of estimated prior years’ self-insured loss reserves for the reasons noted above.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13. INCOME TAXES
The components of earnings from continuing operations before income taxes and the provision for income taxes from continuing operations were as follows:

	Years ended December 31,
	2016	2015	2014
	(In thousands)
Earnings from continuing operations before income taxes:
United States	$344,614	408,757	275,630
Foreign	61,767	60,458	62,637
Total	$406,381	469,215	338,267
Current tax expense (benefit) from continuing operations:
Federal (1)	$2,731	(1,836)	(230)
State (1)	7,713	5,748	6,396
Foreign	6,411	5,272	7,163
	16,855	9,184	13,329
Deferred tax expense from continuing operations:
Federal	106,513	135,585	90,056
State	16,259	20,111	12,429
Foreign	2,114	(1,654)	2,228
	124,886	154,042	104,713
Provision for income taxes from continuing operations	$141,741	163,226	118,042
______________

(1)
Excludes federal and state tax benefits resulting from the exercise of stock options and vesting of restricted stock awards, which were credited directly to “Additional paid-in capital” for years ended December 31, 2015 and 2014.

A reconciliation of the federal statutory tax rate with the effective tax rate from continuing operations follows:

	Years ended December 31,
	2016	2015	2014
	(Percentage of pre-tax earnings)
Federal statutory tax rate	35.0	35.0	35.0
Impact on deferred taxes for changes in tax rates	(0.7)	(0.9)	(0.9)
State income taxes, net of federal income tax benefit	5.0	5.0	5.2
Foreign rates varying from federal statutory tax rate	(3.3)	(3.3)	(3.7)
Tax reviews and audits	(0.7)	(1.3)	(1.1)
Other, net	(0.4)	0.3	0.4
Effective tax rate	34.9	34.8	34.9

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Tax Law Changes
The effects of changes in tax laws on deferred tax balances are recognized in the period the new legislation is enacted. The following provides a summary of the increases to net earnings from continuing operations from changes in tax laws by tax jurisdiction:

Tax Jurisdiction	Enactment Date	Net Earnings
		(in thousands)
2016
North Carolina	August 4, 2016	$585

2015
Connecticut	June 30, 2015	$1,616
Other Jurisdictions	April 13, 2015 - November 18, 2015	$497

2014
New York	March 31, 2014	$1,776
Rhode Island	June 19, 2014	$626

Deferred Income Taxes
The components of the net deferred income tax liability were as follows:

	December 31,
	2016	2015
	(In thousands)
Deferred income tax assets:
Self-insurance accruals	$107,252	93,352
Net operating loss carryforwards	396,313	429,458
Alternative minimum taxes	13,901	10,727
Accrued compensation and benefits	81,454	76,363
Federal benefit on state tax positions	19,247	18,912
Pension benefits	162,141	148,671
Miscellaneous other accruals	28,313	32,763
	808,621	810,246
Valuation allowance	(16,387)	(14,991)
	792,234	795,255
Deferred income tax liabilities:
Property and equipment basis difference	(2,451,151)	(2,362,194)
Other	(20,735)	(20,583)
	(2,471,886)	(2,382,777)
Net deferred income tax liability (1)	$(1,679,652)	(1,587,522)
______________

(1)	Deferred tax assets of $9 million have been included in "Direct financing leases and other assets" at December 31, 2016.

U.S. deferred income taxes have not been provided on certain undistributed earnings of foreign subsidiaries, which were $762 million at December 31, 2016. The determination of the amount of the related unrecognized deferred tax liability is not practicable because of the complexities associated with the hypothetical calculations. We have historically reinvested such earnings overseas in foreign operations indefinitely and expect future earnings will also be reinvested overseas indefinitely.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

At December 31, 2016, we had U.S. federal tax effected net operating loss carryforwards of $359 million and various U.S. subsidiaries had state tax effected net operating loss carryforwards of $22 million both expiring through tax year 2034. We also had foreign tax effected net operating losses of $15 million that are available to reduce future income tax payments in several countries, subject to varying expiration rules. A valuation allowance has been established to reduce deferred income tax assets, principally foreign tax loss carryforwards, to amounts more likely than not to be realized. We had unused alternative minimum tax credits of $14 million at December 31, 2016, which are available to reduce future income tax liabilities. The alternative minimum tax credits may be carried forward indefinitely.
Uncertain Tax Positions
The following is a summary of tax years that are no longer subject to examination:
Federal — audits of our U.S. federal income tax returns are closed through fiscal year 2009.
State — for the majority of states, tax returns are closed through fiscal year 2009.
Foreign — we are no longer subject to foreign tax examinations by tax authorities for tax years before 2009 in Canada, 2011 in Brazil, 2011 in Mexico and 2013 in the U.K., which are our major foreign tax jurisdictions.
The following table summarizes the activity related to unrecognized tax benefits (excluding the federal benefit received from state positions):

	December 31,
	2016	2015	2014
	(In thousands)
Balance at January 1	$60,740	60,482	56,813
Additions based on tax positions related to the current year	3,855	4,220	6,896
Reductions due to lapse of applicable statutes of limitation	(2,946)	(3,962)	(3,227)
Gross balance at December 31	61,649	60,740	60,482
Interest and penalties	5,219	4,912	5,125
Balance at December 31	$66,868	65,652	65,607
Of the total unrecognized tax benefits, $48 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods. The total includes $5 million and $4 million of interest and penalties, at December 31, 2016 and 2015, respectively, net of the federal benefit on state issues. For 2016, 2015 and 2014, we recognized an income tax benefit related to interest and penalties of $1 million in each period, within “Provision for income taxes” in our Consolidated Statements of Earnings. Unrecognized tax benefits related to federal, state and foreign tax positions may decrease by $3 million by December 31, 2017, if audits are completed or tax years close during 2017.

Like-Kind Exchange Program
We have a like-kind exchange program for certain of our U.S.-based revenue earning equipment. Pursuant to the program, we dispose of vehicles and acquire replacement vehicles in a form whereby tax gains on disposal of eligible vehicles are deferred. To qualify for like-kind exchange treatment, we exchange through a qualified intermediary eligible vehicles being disposed of with vehicles being acquired, allowing us to generally carryover the tax basis of the vehicles sold (“like-kind exchanges”). The program results in a material deferral of federal and state income taxes, and a decrease in cash taxes in periods when we are not in a net operating loss (NOL) position. As part of the program, the proceeds from the sale of eligible vehicles are restricted for the acquisition of replacement vehicles and other specified applications. Due to the structure utilized to facilitate the like-kind exchanges, the qualified intermediary that holds the proceeds from the sales of eligible vehicles and the entity that holds the vehicles to be acquired under the program are required to be consolidated in the accompanying Consolidated Financial Statements in accordance with U.S. GAAP. The total assets, primarily revenue earning equipment, and the total liabilities, primarily vehicle accounts payable, held by these consolidated entities are equal in value as these entities are solely structured to facilitate the like-kind exchanges. At December 31, 2016 and 2015, these consolidated entities had total assets, primarily revenue earning equipment, and total liabilities, primarily accounts payable, of $140 million and $237 million, respectively.

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

	December 31,
	2016	2015
	(In thousands)
Total minimum lease payments receivable	$647,111	684,600
Less: Executory costs	(196,469)	(205,865)
Minimum lease payments receivable	450,642	478,735
Less: Allowance for uncollectibles	(248)	(243)
Net minimum lease payments receivable	450,394	478,492
Unguaranteed residuals	45,748	52,885
Less: Unearned income	(86,668)	(93,619)
Net investment in direct financing and sales-type leases	409,474	437,758
Current portion	(76,322)	(90,055)
Non-current portion	$333,152	347,703
Our direct financing lease customers operate in a wide variety of industries, and we have no significant customer concentrations in any one industry. We assess credit risk for all of our customers including those who lease equipment under direct financing leases. Credit risk is assessed using an internally developed model, which incorporates credit scores from third party providers and our own custom risk ratings and is updated on a monthly basis. The external credit scores are developed based on the customer’s historical payment patterns and an overall assessment of the likelihood of delinquent payments. Our internal ratings are weighted based on the industry that the customer operates in, company size, years in business and other credit-related indicators (i.e., profitability, cash flow, liquidity, tangible net worth, etc.). Any one of the following factors may result in a customer being classified as high risk: i) history of late payments; ii) open lawsuits, liens or judgments; iii) in business less than three years; and iv) operates in an industry with low barriers to entry. For those customers who are designated as high risk, we typically require deposits to be paid in advance in order to mitigate our credit risk. Additionally, our receivables are collateralized by the vehicle’s fair value, which further mitigates our credit risk.
The following table presents the credit risk profile by creditworthiness category of our direct financing lease receivables at December 31, 2016 and 2015:

	December 31,
	2016	2015
	(In thousands)
Very low risk to low risk	$192,853	203,388
Moderate	194,234	197,484
Moderately high to high risk	63,555	77,863
	$450,642	478,735

As of December 31, 2016 and 2015, the amount of direct financing lease receivables which were past due was not significant and there were no impaired receivables. Accordingly, there was no material risk of default with respect to these receivables.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Leases as Lessee
We lease facilities and office equipment. None of our leasing arrangements contain restrictive financial covenants.
During 2016, 2015 and 2014, rent expense (including rent of facilities and contingent rentals) was $127 million, $132 million and $128 million, respectively.

Lease Payments
Future minimum payments for leases in effect at December 31, 2016 were as follows:

	As Lessor (1)		As Lessee
	Operating Leases	Direct Financing and Sales-Type Leases	Operating Leases
	(In thousands)
2017	$1,093,917	97,877	73,064
2018	888,570	87,195	55,481
2019	601,994	71,547	37,697
2020	461,278	62,298	20,663
2021	285,233	49,515	13,111
Thereafter	227,563	82,210	22,276
Total	$3,558,555	450,642	222,292
____________________

(1)
Amounts do not include contingent rentals, which may be received under certain leases on the basis of miles or changes in the Consumer Price Index. Contingent rentals from operating leases included in revenue were $342 million in 2016 and $329 million in both 2015 and 2014. Contingent rentals from direct financing leases included in revenue were $12 million in 2016, $12 million in 2015 and $11 million in 2014 .

The amounts in the previous table related to the lease of revenue earning equipment are based upon the general assumption that revenue earning equipment will remain on lease for the length of time specified by the respective lease agreements. The future minimum payments presented above related to the lease of revenue earning equipment are not a projection of future lease revenue or expense, and no effect has been given to renewals, new business, cancellations, contingent rentals or future rate changes.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

15. DEBT

	Weighted-Average Interest Rate
	December 31,			December 31,
	2016	2015	Maturities	2016	2015
				(In thousands)
Short-term debt and current portion of long-term debt:
Short-term debt	1.07%	2.26%		$177,629	35,947
Current portion of long-term debt, including capital leases				613,781	598,583
Total short-term debt and current portion of long-term debt				791,410	634,530
Total long-term debt:
U.S. commercial paper (1)	0.87%	0.55%	2020	342,480	547,130
Global revolving credit facility	2.06%	2.31%	2020	4,703	25,291
Unsecured U.S. notes – Medium-term notes (1)	2.67%	2.84%	2017-2025	4,113,421	4,112,519
Unsecured U.S. obligations, principally bank term loans	2.19%	1.73%	2018	50,000	50,000
Unsecured foreign obligations	1.55%	1.92%	2017-2020	232,092	275,661
Asset backed U.S. obligations (2)	1.80%	1.81%	2017-2022	459,876	434,001
Capital lease obligations	3.17%	3.31%	2017-2023	24,184	32,054
Total before fair market value adjustment				5,226,756	5,476,656
Fair market value adjustment on notes subject to hedging (3)				1,110	5,253
Debt issuance costs (4)				(14,221)	(15,229)
				5,213,645	5,466,680
Current portion of long-term debt, including capital leases				(613,781)	(598,583)
Long-term debt				4,599,864	4,868,097
Total debt				$5,391,274	5,502,627
_________________

(1)	We had unamortized original issue discounts of $7 million and $8 million at December 31, 2016 and 2015, respectively.

(2)	Asset-backed U.S. obligations are related to financing transactions involving revenue earning equipment.

(3)	The notional amount of the executed interest rate swaps designated as fair value hedges was $825 million at December 31, 2016 and 2015. Refer to Note 16, "Derivatives," for additional information.

(4)	See Note 2, "Recent Accounting Pronouncements," for further discussion of the presentation of debt issuance costs.

Maturities of total debt are as follows:

	Capital Leases	Debt
	(In thousands)
2017	$9,303	957,358
2018	6,939	791,324
2019	6,041	1,068,657
2020	880	1,606,313
2021	1,548	704,482
Thereafter	777	237,846
Total	25,488	5,365,980
Imputed interest	(1,304)
Present value of minimum capitalized lease payments	24,184
Current portion	(8,695)
Long-term capitalized lease obligation	$15,489

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
The credit facility is used primarily to finance working capital but can also be used to issue up to $75 million in letters of credit (there were no letters of credit outstanding against the facility at December 31, 2016). At our option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. The credit facility contains no provisions limiting its availability in the event of a material adverse change to Ryder’s business operations; however, the credit facility does contain standard representations and warranties, events of default, cross-default provisions and certain affirmative and negative covenants.
In order to maintain availability of funding, we must maintain a ratio of debt to consolidated net worth of less than or equal to 300%. Net worth, as defined in the credit facility, represents shareholders' equity excluding any accumulated other comprehensive income or loss associated with our pension and other postretirement plans. The ratio at December 31, 2016, was 201%. At December 31, 2016, there was $675 million available under the credit facility.
Our global revolving credit facility enables us to refinance short-term obligations on a long-term basis. Short-term commercial paper obligations not expected to require the use of working capital are classified as long-term as we have both the intent and ability to refinance on a long-term basis. In addition, we have the intent and ability to refinance the current portion of long-term debt on a long-term basis. At December 31, 2016, we classified $342 million of short-term commercial paper and $350 million of the current portion of long-term debt as long-term debt. At December 31, 2015, we classified $547 million of short-term commercial paper, $300 million of current debt obligations and $25 million of short-term borrowings under our global revolving credit facilities as long-term.
In 2016, we received $79 million from financing transactions backed by a portion of our revenue earning equipment. The proceeds from these transactions were used to fund capital expenditures. We have provided end of term guarantees for the residual value of the revenue earning equipment in these transactions. The transaction proceeds, along with the end of term residual value guarantees, have been included within "asset-backed U.S. obligations" in the preceding table.
In February 2016, we issued $300 million of unsecured medium-term notes maturing in November 2021. In November 2016, we issued $300 million of unsecured medium-term notes maturing in September 2021. The proceeds from these notes were used to payoff maturing debt and for general corporate purposes. If these notes are downgraded below investment grade following, and as a result of, a change in control, the note holders can require us to repurchase all or a portion of the notes at a purchase price equal to 101% of principal value plus accrued and unpaid interest.
We have a trade receivables purchase and sale program, pursuant to which we sell certain of our domestic trade accounts receivable to a bankruptcy remote, consolidated subsidiary of Ryder, that in turn sells, on a revolving basis, an ownership interest in certain of these accounts receivable to a committed purchaser. The subsidiary is considered a VIE and is consolidated based on our control of the entity’s activities. We use this program to provide additional liquidity to fund our operations, particularly when it is cost effective to do so. The costs under the program may vary based on changes in interest rates. The available proceeds that may be received under the program are limited to $175 million. In October 2016, we renewed the trade receivables purchase and sale program. If no event occurs which causes early termination, the 364-day program will expire on October 23, 2017. The program contains provisions restricting its availability in the event of a material adverse change to our business operations or the collectibility of the collateralized receivables. Sales of receivables under this program are accounted for as secured borrowings based on our continuing involvement in the transferred assets. No amounts were outstanding under the program at December 31, 2016 and 2015.
The fair value of total debt (excluding capital lease, asset backed U.S. obligations and debt issuance costs) was $4.97 billion at December 31, 2016 and $5.06 billion at December 31, 2015. For publicly-traded debt, estimates of fair value were based on market prices. For other debt, fair value is estimated based on a model-driven approach using rates currently available to us for debt with similar terms and remaining maturities. The fair value measurements of our publicly-traded debt and our other debt were classified within Level 2 of the fair value hierarchy. The carrying amounts reported in the Consolidated Balance Sheets for "Cash and cash equivalents," "Receivables, net" and "Accounts payable" approximate fair value because of the immediate or short-term maturities of these financial instruments.
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

As of December 31, 2016, we had interest rate swaps outstanding which are designated as fair value hedges for certain debt obligations, with a total notional value of $825 million and maturities through 2020. Interest rate swaps are measured at fair value on a recurring basis using Level 2 fair value inputs. The fair value of these interest rate swaps was approximately $1 million and $5 million as of December 31, 2016 and 2015, respectively. The amounts are presented in "Direct financing leases and other assets" and "Other non-current liabilities" in our Consolidated Balance Sheets. Changes in the fair value of our interest rate swaps were offset by changes in the fair value of the hedged debt instrument. Accordingly, there was no ineffectiveness related to the interest rate swaps.

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
At December 31, 2016 and 2015, we had letters of credit and surety bonds outstanding, which primarily guarantee various insurance activities as noted in the following table:

	December 31,
	2016	2015
	(In thousands)
Letters of credit	$240,420	241,022
Surety bonds	113,696	104,632

18. SHARE REPURCHASE PROGRAMS

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

During 2016, 2015 and 2014, we repurchased 0.5 million, 0.1 million and 1.3 million shares for $37 million, $6 million and $106 million, respectively.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

19.  ACCUMULATED OTHER COMPREHENSIVE LOSS
Comprehensive income (loss) presents a measure of all changes in shareholders’ equity except for changes resulting from transactions with shareholders in their capacity as shareholders. The following summary sets forth the components of accumulated other comprehensive loss, net of tax:

	Currency Translation Adjustments and Other	Net Actuarial Loss (1)	Prior Service Credit (1)	Accumulated Other Comprehensive Loss
	(In thousands)
January 1, 2014	$35,875	(477,883)	3,760	(438,248)
Amortization	—	14,866	(2,676)	12,190
Pension lump sum settlement expense	—	61,333	—	61,333
Other current period change	(71,962)	(184,257)	674	(255,545)
December 31, 2014	(36,087)	(585,941)	1,758	(620,270)
Amortization	—	19,505	(1,411)	18,094
Other current period change	(99,933)	(10,557)	(69)	(110,559)
December 31, 2015	(136,020)	(576,993)	278	(712,735)
Amortization	—	18,876	165	19,041
Other current period change	(70,590)	(62,175)	(7,573)	(140,338)
December 31, 2016	$(206,610)	(620,292)	(7,130)	(834,032)
_______________________

(1)	These amounts are included in the computation of net periodic pension cost and pension settlement charge. See Note 22, "Employee Benefit Plans," for further information.

The loss from currency translation adjustments in 2016 of $71 million was primarily due to the weakening of the British Pound against the U.S. Dollar, partially offset by the strengthening of the Canadian Dollar against the U.S. Dollar. The losses from currency translation adjustments in 2015 and 2014 of $100 million and $72 million, respectively, were due primarily to the weakening of the Canadian Dollar and British Pound against the U.S. Dollar.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

20. EARNINGS PER SHARE
The following table presents the calculation of basic and diluted earnings per common share from continuing operations:

	Years ended December 31,
	2016	2015	2014
	(In thousands, except per share amounts)
Earnings per share — Basic:
Earnings from continuing operations	$264,640	305,989	220,225
Less: Distributed and undistributed earnings allocated to unvested stock	(840)	(877)	(858)
Earnings from continuing operations available to common shareholders — Basic	$263,800	305,112	219,367

Weighted average common shares outstanding— Basic	53,015	52,814	52,536

Earnings from continuing operations per common share — Basic	$4.98	5.78	4.18

Earnings per share — Diluted:
Earnings from continuing operations	$264,640	305,989	220,225
Less: Distributed and undistributed earnings allocated to unvested stock	(836)	(872)	(853)
Earnings from continuing operations available to common shareholders — Diluted	$263,804	305,117	219,372

Weighted average common shares outstanding— Basic	53,015	52,814	52,536
Effect of dilutive equity awards	346	446	500
Weighted average common shares outstanding— Diluted	53,361	53,260	53,036

Earnings from continuing operations per common share — Diluted	$4.94	5.73	4.14
Anti-dilutive equity awards and market-based restrictive stock rights not included above	716	392	161

21. SHARE-BASED COMPENSATION PLANS
The following table provides information on share-based compensation expense and related income tax benefits recognized in 2016, 2015 and 2014:

	Years ended December 31,
	2016	2015	2014
	(In thousands)
Stock option and stock purchase plans	$7,244	8,048	9,023
Unvested stock awards	11,420	13,133	11,882
Share-based compensation expense	18,664	21,181	20,905
Income tax benefit	(6,644)	(7,271)	(7,300)
Share-based compensation expense, net of tax	$12,020	13,910	13,605
Total unrecognized pre-tax compensation expense related to share-based compensation arrangements at December 31, 2016 was $17 million and is expected to be recognized over a weighted-average period of approximately 1.7 years. The total fair value of equity awards vested during 2016, 2015 and 2014 were $17 million, $16 million and $18 million, respectively.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Share-Based Incentive Awards

Share-based incentive awards are provided to employees under the terms of various share-based compensation plans (collectively, the “Plans”). The Plans are administered by the Compensation Committee of the Board of Directors. Awards under the Plans principally include at-the-money stock options, unvested stock and cash awards. Unvested stock awards include grants of market-based, performance-based, and time-vested restricted stock rights. Under the terms of our Plans, dividends on unvested stock are not paid unless the award vests. Upon vesting, the amount of the dividends paid is equal to the aggregate dividends declared on common shares during the period from the date of grant of the award until the date the shares underlying the award are delivered. There are 4.4 million shares authorized for issuance under the Plans as of December 31, 2016. There are 3.5 million shares remaining available for future issuance under the Plans as of December 31, 2016.
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
Performance-based restricted stock awards (PBRSRs) include a performance-based vesting condition. The awards are segmented into three one-year performance periods. For these awards, up to 125% of the awards may be earned based on Ryder's one-year adjusted return on capital (ROC) measured against an annual ROC target. If earned, employees will receive the grant of stock three years after the grant date, provided they continue to be employed with Ryder, subject to Compensation Committee approval. For accounting purposes, the awards are not considered granted until the Compensation Committee approves the annual ROC target. During 2016, 2015 and 2014, 45,000, 42,000 and 23,000 PBRSRs, respectively, were considered granted for accounting purposes. The fair value of the PBRSRs is determined and fixed on the grant date based on Ryder’s stock price on the date of grant. Share-based compensation expense is recognized on a straight-line basis over the vesting period, based upon the probability that the performance target will be met.
Market-based restricted stock awards include a market-based vesting provision. The awards are segmented into three performance periods of one, two and three years. At the end of each performance period, up to 125% of the award may be earned based on Ryder's total shareholder return (TSR) compared to the target TSR of a peer group over the applicable performance period. The awards compared Ryder's TSR to the TSR of a custom peer group. If earned, employees will receive the grant of stock at the end of the relevant three-year performance period provided they continue to be employed with Ryder, subject to Compensation Committee approval. The fair value of the market-based awards was determined on the date of grant using a Monte-Carlo valuation model. Share-based compensation expense is recognized on a straight-line basis over the vesting period and is recognized regardless of whether the awards vest.
Certain employees also received cash awards as part of our long-term incentive compensation program. The cash awards have the same vesting provisions as the market-based restricted stock awards granted in the respective years. The cash awards are accounted for as liability awards as they are based upon our own stock performance and are settled in cash. As a result, the liability is adjusted to reflect fair value at the end of each reporting period. The fair value of the market-based cash awards was estimated using a lattice-based option pricing valuation model that incorporates a Monte-Carlo simulation. The liability related to the cash awards was $1 million at both December 31, 2016 and 2015.
The following table is a summary of compensation expense recognized related to cash awards in addition to share-based compensation expense reported in the previous table.

	Years ended December 31
	2016	2015	2014
	(In thousands)
Cash awards	$689	532	1,900

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

Option Awards
The following is a summary of option activity under our stock option plans as of and for the year ended December 31, 2016:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Options outstanding at January 1	1,263	$68.13
Granted	512	55.32
Exercised	(188)	47.06
Forfeited or expired	(58)	70.15
Options outstanding at December 31	1,529	$66.35	7.1	$18,400
Vested and expected to vest at December 31	1,473	$66.42	7.0	$17,727
Exercisable at December 31	725	$65.35	5.4	$8,737
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

Restricted Stock Awards
The following is a summary of the status of Ryder’s unvested restricted stock awards as of and for the year ended December 31, 2016:

	Time-Vested		Market-Based		Performance-Based
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
	(In thousands)		(In thousands)		(In thousands)
Unvested stock outstanding at January 1	473	$68.50	62	$66.97	76	$83.31
Granted	133	57.83	34	54.10	45	55.32
Vested (1)	(104)	58.83	(21)	53.43	(39)	74.35
Forfeited (2)	(26)	74.11	(9)	69.10	(10)	63.95
Unvested stock outstanding at December 31	476	$67.31	66	$64.33	72	$70.92

(1) Includes awards attained above target.
(2) Includes awards canceled due to performance and market conditions not being achieved.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Stock Purchase Plan
We maintain an Employee Stock Purchase Plan (ESPP) that enables eligible participants in the U.S. and Canada to purchase full or fractional shares of Ryder common stock through payroll deductions of up to 15% of eligible compensation. The ESPP provides for quarterly offering periods during which shares may be purchased at 85% of the fair market value of our stock. Beginning with the second quarter of 2015, we amended the ESPP to calculate the exercise price based only on the fair market value of the stock on the last trading day of the quarter. Prior to the second quarter of 2015, the exercise price was based on the lower of the fair market value on the first or last trading day of the quarter. Stock purchased under the ESPP must be held for 90 days. There were 5.5 million shares authorized for issuance under the existing ESPP at December 31, 2016. There were 0.9 million shares remaining available to be purchased in the future under the ESPP at December 31, 2016.
During 2016, 192,000 shares with a weighted average exercise price of $56.17 were granted and exercised. During 2015, 178,000 shares with a weighted average exercise price of $63.93 were granted and exercised. During 2014, 150,000 shares with a weighted average exercise price of $82.27 were granted and exercised.

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
The following table presents the weighted-average assumptions used for options granted:

	Years ended December 31,
	2016	2015	2014
Option plans:
Expected dividends	3.0%	1.6%	1.9%
Expected volatility	35.2%	26.4%	29.1%
Risk-free rate	1.1%	1.4%	1.3%
Expected term in years	4.3 years	4.3 years	4.3 years
Grant-date fair value	$12.53	$18.47	$14.99

Exercise of Employee Stock Options and Purchase Plans
The total intrinsic value of options exercised during 2016, 2015 and 2014 was $5 million, $11 million and $28 million, respectively. The total cash received from employees under all share-based employee compensation arrangements for 2016, 2015 and 2014 was $18 million, $24 million and $46 million, respectively. In connection with these exercises, the tax benefits generated from share-based employee compensation arrangements were $0.6 million, $0.4 million and $1 million for 2016, 2015 and 2014, respectively. As discussed in Note 2 "Recent Accounting Pronouncements," excess tax benefits related to share-based payments are recorded to income tax expense beginning in 2016.

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
We also have a non-qualified supplemental pension plan covering certain U.S. employees, which provides for incremental pension payments from our funds so that total pension payments equal the amounts that would have been payable from our principal pension plans if it were not for limitations imposed by income tax regulations. The accrued pension liability related to this plan was $53 million and $51 million at December 31, 2016 and 2015, respectively.

Pension Expense
Pension expense from continuing operations was as follows:

	Years ended December 31,
	2016	2015	2014
	(In thousands)
Company-administered plans:
Service cost	$12,977	13,820	13,023
Interest cost	94,476	88,013	100,909
Expected return on plan assets	(90,588)	(98,892)	(115,410)
Pension lump sum settlement expense	—	—	97,231
Amortization of:
Net actuarial loss	31,777	30,741	23,573
Prior service loss (credit)	2,976	(306)	(1,788)
	51,618	33,376	117,538
Union-administered plans	9,597	8,328	21,118
Net pension expense	$61,215	41,704	138,656

Company-administered plans:
U.S.	$53,319	34,986	118,797
Foreign	(1,701)	(1,610)	(1,259)
	51,618	33,376	117,538
Union-administered plans	9,597	8,328	21,118
	$61,215	41,704	138,656

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During 2016, we determined that certain pension benefit improvements made in 2009 had not been fully reflected in our projected benefit obligation. Because the amounts were not material to our consolidated financial statements in any individual period, and the cumulative amount is not material to 2016 results, we recognized a one-time, non-cash charge of $8 million in "Selling, general and administrative expenses" and a $13 million pre-tax increase to “Accumulated other comprehensive loss” in our consolidated financial statements to correctly state the pension benefit obligation and account for these 2009 benefit improvements.
During 2015, we recorded adjustments of $0.5 million to previously recorded, estimated pension settlement charges related to the exit from U.S multi-employer pension plans.
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

The following table sets forth the weighted-average actuarial assumptions used for Ryder’s pension plans in determining annual pension expense:

	U.S. Plans Years ended December 31,			Foreign Plans Years ended December 31,
	2016	2015	2014	2016	2015	2014
Discount rate	4.50%	4.15%	5.00%	3.70%	3.70%	4.57%
Rate of increase in compensation levels	3.00%	3.00%	3.00%	3.10%	3.10%	3.09%
Expected long-term rate of return on plan assets	5.85%	5.95%	6.50%	5.44%	5.50%	5.94%
Gain and loss amortization period (years)	23	23	23	27	27	27
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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Obligations and Funded Status
The following table sets forth the benefit obligations, assets and funded status associated with our pension plans:

	December 31,
	2016	2015
	(In thousands)
Change in benefit obligations:
Benefit obligations at January 1	$2,091,844	2,221,115
Service cost	12,977	13,820
Interest cost	94,476	88,013
Actuarial loss (gain)	189,523	(98,996)
Benefits paid	(96,723)	(98,528)
Foreign currency exchange rate changes	(63,335)	(33,580)
Benefit obligations at December 31	2,228,762	2,091,844

Change in plan assets:
Fair value of plan assets at January 1	1,647,286	1,775,417
Actual return on plan assets	176,066	(29,024)
Employer contribution	127,991	33,746
Benefits paid	(96,723)	(98,528)
Foreign currency exchange rate changes	(67,545)	(34,325)
Fair value of plan assets at December 31	1,787,075	1,647,286
Funded status	$(441,687)	(444,558)
Funded percent	80%	79%
The funded status of our pension plans was presented in the Consolidated Balance Sheets as follows:

	December 31,
	2016	2015
	(In thousands)
Noncurrent asset	$14,049	44,124
Current liability	(3,796)	(3,790)
Noncurrent liability	(451,940)	(484,892)
Net amount recognized	$(441,687)	(444,558)
Amounts recognized in accumulated other comprehensive loss (pre-tax) consisted of:

	December 31,
	2016	2015
	(In thousands)
Prior service credit	$11,714	—
Net actuarial loss	961,010	905,944
Net amount recognized	$972,724	905,944

In 2017, we expect to recognize $34 million of net actuarial loss amortization as a component of pension expense.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table sets forth the weighted-average actuarial assumptions used in determining funded status:

	U.S. Plans December 31,		Foreign Plans December 31,
	2016	2015	2016	2015
Discount rate	4.20%	4.50%	3.90%	4.00%
Rate of increase in compensation levels	3.00%	3.00%	3.10%	3.10%
At December 31, 2016 and 2015, our accumulated benefit obligations, as well as, our pension obligations (accumulated benefit obligations (ABO), and projected benefit obligations (PBO)), greater than the fair value of the related plan assets for our U.S. and foreign plans were as follows:

	U.S. Plans December 31,		Foreign Plans December 31,		Total December 31,
	2016	2015	2016	2015	2016	2015
	(In thousands)
Total accumulated benefit obligations	$1,748,171	1,640,844	454,301	423,555	2,202,472	2,064,399
Plans with pension obligations in excess of plan assets:
PBO	1,771,968	1,671,949	7,383	7,916	1,779,351	1,679,865
ABO	1,748,171	1,640,844	5,997	6,793	1,754,168	1,647,637
Fair value of plan assets	1,323,751	1,191,182	—	—	1,323,751	1,191,182
Plan Assets
Our pension investment strategy is to reduce the effects of future volatility on the fair value of our pension assets relative to our pension liabilities. We increase our allocation of high quality, longer-term fixed income securities and reduce our allocation of equity investments as the funded status of the plans improve. The plans utilize several investment strategies, including actively and passively managed equity and fixed income strategies. The investment policy establishes targeted allocations for each asset class that incorporate measures of asset and liability risks. Deviations between actual pension plan asset allocations and targeted asset allocations may occur as a result of investment performance and changes in the funded status from time to time. Rebalancing of our pension plan asset portfolios is evaluated periodically and rebalanced if actual allocations exceed an acceptable range. U.S. plans account for approximately 74% of our total pension plan assets. Equity securities primarily include investments in both domestic and international common collective trusts and publicly traded equities. Fixed income securities primarily include domestic collective trusts and corporate bonds. Other types of investments include private equity fund-of-funds and hedge fund-of-funds. Equity and fixed income securities in our international plans include actively and passively managed mutual funds.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the fair value of each major category of pension plan assets and the level of inputs used to measure fair value as of December 31, 2016 and 2015:

	Fair Value Measurements at December 31, 2016
Asset Category	Total	Level 1	Level 2	Level 3
	(In thousands)
Equity securities:
U.S. common collective trusts	$429,456	—	429,456	—
Foreign common collective trusts	398,282	—	398,282	—
Fixed income securities:
Corporate bonds	76,086	—	76,086	—
Common collective trusts	780,367	—	780,367	—
Private equity and hedge funds	102,884	—	—	102,884
Total	$1,787,075	—	1,684,191	102,884

	Fair Value Measurements at December 31, 2015
Asset Category	Total	Level 1	Level 2	Level 3
	(In thousands)
Equity securities:
U.S. common collective trusts	$387,123	—	387,123	—
Foreign common collective trusts	374,858	—	374,858	—
Fixed income securities:
Corporate bonds	64,834	—	64,834	—
Common collective trusts	719,840	—	719,840	—
Private equity and hedge funds	100,631	—	—	100,631
Total	$1,647,286	—	1,546,655	100,631
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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents a summary of changes in the fair value of the pension plans’ Level 3 assets for the years ended December 31, 2016 and 2015:

	2016	2015
	(In thousands)
Beginning balance at January 1	$100,631	89,727
Return on plan assets:
Relating to assets still held at the reporting date	1,548	5,399
Relating to assets sold during the period	703	226
Purchases, sales, settlements and expenses	2	5,279
Ending balance at December 31	$102,884	100,631
The following table details pension benefits expected to be paid in each of the next five fiscal years and in aggregate for the five fiscal years thereafter:

(In thousands)
2017	$102,378
2018	105,256
2019	109,348
2020	113,471
2021	117,724
2022-2026	633,451
For 2017, required pension contributions to our pension plans are estimated to be $22 million.

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
Our participation in these plans is outlined in the table below. Unless otherwise noted, the most recent Pension Protection Act zone status available in 2016 and 2015 is for the plan years ended December 31, 2015 and December 31, 2014, respectively. The zone status is based on information that we received from the plan. Among other factors, plans in the red zone are generally less than sixty-five percent funded, plans in the yellow zone are less than eighty percent funded, and plans in the green zone are at least eighty percent funded.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

		Pension Protection Act Zone Status			Ryder Contributions				Expiration Date(s) of Collective-Bargaining Agreement(s)
Pension Fund	Employer Identification Number	2016	2015	FIP/RP Status Pending/ Implemented (1)	2016	2015	2014	Surcharge Imposed
					(Dollars in thousands)
Western Conference Teamsters	91-6145047	Green	Green	No	$2,613	2,430	2,315	No	1/12/18 to 4/1/21
IAM National	51-6031295	Green	Green	No	4,162	3,801	3,311	No	3/31/17 to 11/30/19
Automobile Mechanics Local No. 701	36-6042061	Yellow	Red	RP Adopted	2,201	1,902	1,632	Yes	10/31/17 to 5/31/19
Central States Southeast and Southwest Areas	36-6044243	Red	Red	RP Adopted	259	254	211	Yes	5/6/17 to 10/31/17
Other funds					501	450	1,085
Total contributions					9,736	8,837	8,554
Pension settlement (benefit) charges					(139)	(509)	12,564
Union-administered plans					$9,597	8,328	21,118
_____________

(1)	The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented.

Our contributions are impacted by changes in contractual contributions rates as well as changes in the number of employees covered by each plan.
Savings Plans
Employees who do not actively participate in pension plans and are not covered by union-administered plans are generally eligible to participate in enhanced savings plans. These plans provide for (i) a company contribution even if employees do not make contributions, (ii) a company match of employee contributions of eligible pay, subject to tax limits and (iii) a discretionary company match. Savings plan costs totaled $38 million in both 2016 and 2015 and $35 million in 2014.
Deferred Compensation and Long-Term Compensation Plans
We have deferred compensation plans that permit eligible U.S. employees, officers and directors to defer a portion of their compensation. The deferred compensation liability, including Ryder matching amounts and accumulated earnings, totaled $50 million and $44 million at December 31, 2016 and 2015, respectively.
We have established grantor trusts (Rabbi Trusts) to provide funding for benefits payable under the supplemental pension plan, deferred compensation plans and long-term incentive compensation plans. The assets held in the trusts were $50 million and $43 million at December 31, 2016 and 2015, respectively. The Rabbi Trusts’ assets consist of short-term cash investments and a managed portfolio of equity securities, including our common stock. These assets, except for the investment in our common stock, are included in “Direct financing leases and other assets” because they are available to our general creditors in the event of insolvency. The equity securities are classified as trading securities and stated at fair value. Both realized and unrealized gains and losses are included in “Miscellaneous income, net.” The Rabbi Trusts’ investment of $2 million and $1 million in our common stock at December 31, 2016 and 2015, respectively, is reflected at historical cost and included in shareholders’ equity.
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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Total postretirement benefit income was as follows:

	Years ended December 31,
	2016	2015	2014
	(In thousands)
Service cost	$215	363	446
Interest cost	906	1,097	1,421
Amortization of:
Net actuarial gain	(1,989)	(1,773)	(725)
Prior service credit	(231)	(1,083)	(2,459)
Postretirement benefit income	$(1,099)	(1,396)	(1,317)

U.S.	$(1,429)	(1,887)	(1,839)
Foreign	330	491	522
	$(1,099)	(1,396)	(1,317)
The following table sets forth the weighted-average discount rates used in determining annual postretirement benefit expense:

	U.S. Plan Years ended December 31,			Foreign Plan Years ended December 31,
	2016	2015	2014	2016	2015	2014
Discount rate	4.50%	4.15%	5.00%	4.00%	4.00%	4.80%

Our postretirement benefit plans are not funded. The following table sets forth the benefit obligations associated with our postretirement benefit plans:

	December 31,
	2016	2015
	(In thousands)
Benefit obligations at January 1	$21,626	29,001
Service cost	215	363
Interest cost	906	1,097
Actuarial gain	(338)	(6,164)
Benefits paid	(1,609)	(1,468)
Foreign currency exchange rate changes	165	(1,203)
Benefit obligations at December 31	$20,965	21,626
Amounts recognized in the Consolidated Balance Sheets consisted of:

	December 31,
	2016	2015
	(In thousands)
Current liability	$1,506	1,624
Noncurrent liability	19,459	20,002
Amount recognized	$20,965	21,626

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Amounts recognized in accumulated other comprehensive loss (pre-tax) consisted of:

	December 31,
	2016	2015
	(In thousands)
Prior service credit	$(385)	(616)
Net actuarial gain	(10,186)	(11,825)
Net amount recognized	$(10,571)	(12,441)
In 2017, we expect to recognize approximately $2 million of the net actuarial gain as a component of postretirement benefit expense. The amount of prior service credit we expect to recognize in 2017 as a component of total postretirement benefit expense is not material.
Our annual measurement date is December 31 for both U.S. and foreign postretirement benefit plans. Assumptions used in determining accrued postretirement benefit obligations were as follows:

	U.S. Plan December 31,		Foreign Plan December 31,
	2016	2015	2016	2015
Discount rate	4.50%	4.50%	3.90%	4.00%
Rate of increase in compensation levels	3.00%	3.00%	3.00%	3.00%
Healthcare cost trend rate assumed for next year	7.50%	6.75%	5.00%	5.50%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2027	2023	2018	2017
Changing the assumed healthcare cost trend rates by 1% in each year would not have a material effect on the accumulated postretirement benefit obligation at December 31, 2016 or annual postretirement benefit expense for 2016.
The following table details other postretirement benefits expected to be paid in each of the next five fiscal years and in aggregate for the five fiscal years thereafter:

(In thousands)
2017	$1,521
2018	1,513
2019	1,502
2020	1,478
2021	1,496
2022-2026	6,923
23. ENVIRONMENTAL MATTERS
Our operations involve storing and dispensing petroleum products, primarily diesel fuel, regulated under environmental protection laws. These laws require us to eliminate or mitigate the effect of such substances on the environment. In response to these requirements, we continually upgrade our operating facilities and implement various programs to detect and minimize contamination. In addition, we have received notices from the Environmental Protection Agency (EPA) and others that we have been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act, the Superfund Amendments and Reauthorization Act and similar state statutes. We may be required to share in the cost of cleanup of 19 identified disposal sites.
Our environmental expenses which are presented within “Cost of fuel services” in our Consolidated Statements of Earnings, consist of remediation costs as well as normal recurring expenses such as licensing, testing and waste disposal fees. These expenses totaled $10 million, $9 million and $7 million in 2016, 2015 and 2014, respectively. The carrying amount of our environmental liabilities was $9 million and $10 million at December 31, 2016 and 2015, respectively. Our asset retirement obligations related to fuel tanks to be removed are not included above and are included in “Accrued expenses and other current liabilities” and “Other non-current liabilities” in our Consolidated Balance Sheets.

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

24. OTHER ITEMS IMPACTING COMPARABILITY
Our primary measure of segment performance as shown in Note 27, "Segment Reporting", excludes certain items we do not believe are representative of the ongoing operations of the segment. Excluding these items from our segment measure of performance allows for better year over year comparison:

	Years ended December 31,
	2016	2015	2014
		(In thousands)
Pension-related adjustments (1)	$(7,650)	509	(12,564)
Restructuring and other charges, net (2)	(5,074)	(14,225)	(2,387)
Pension lump sum settlement loss (1)	—	—	(97,231)
Acquisition-related tax adjustment	—	—	(1,808)
Acquisition transaction costs	—	—	(566)
Consulting fees	—	(3,843)	(400)
Restructuring and other charges, net and other items	$(12,724)	(17,559)	(114,956)
_______________
(1) Refer to Note 22, "Employee Benefit Plans," for additional information.
(2) Refer to Note 4, "Restructuring and Other Charges," for additional information.

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
In Brazil, various matters related to income taxes and social contribution taxes, as well as tax credits used to offset those taxes, were assessed by the Revenue Department for the 1997, 1998, 2004, 2005 and 2006 tax years. When available and appropriate, we have entered into various amnesty programs offered by the Brazilian tax authorities to settle some of these assessments at a discount and continue to evaluate these when offered.  Payments to resolve open matters through these amnesty programs were not material and were reflected as costs in discontinued operations.  Open matters, combined, total approximately $4 million in assessments, penalties and interest and are pending at various levels of the administrative tax courts.  We believe it is more likely than not that our position will ultimately be sustained either in these administrative courts or in actions before the judicial courts, if required. We do not believe these matters will have a material impact on our consolidated financial statements.

26. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information was as follows:

	Years ended December 31,
	2016	2015	2014
	(In thousands)
Interest paid	$143,990	144,973	139,595
Income taxes paid	14,062	13,379	11,382
Changes in accounts payable related to purchases of revenue earning equipment	(142,256)	28,134	39,071
Operating and revenue earning equipment acquired under capital leases	1,230	5,959	7,972

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

27. SEGMENT REPORTING

Our operating segments are aggregated into reportable business segments based upon similar economic characteristics, products, services, customers and delivery methods. We report our financial performance in three business segments: (1) FMS, which provides full service leasing, commercial rental, contract maintenance, and contract-related maintenance of trucks, tractors and trailers to customers principally in the U.S., Canada and the U.K.; (2) DTS, which provides vehicles and drivers as part of a dedicated transportation solution in the U.S.; and (3) SCS, which provides comprehensive supply chain solutions including distribution and transportation services in North America and Asia. Dedicated transportation services provided as part of an integrated, multi-service, supply chain solution to SCS customers are reported in the SCS business segment.
Our primary measurement of segment financial performance, defined as “Earnings Before Tax” (EBT) from continuing operations, includes an allocation of Central Support Services (CSS) and excludes non-operating pension costs, restructuring and other charges (recoveries), net discussed in Note 4, "Restructuring and Other Charges" and items discussed in Note 24, "Other Items Impacting Comparability." CSS represents those costs incurred to support all business segments, including human resources, finance, corporate services, public affairs, information technology, health and safety, legal, marketing and corporate communications. The objective of the EBT measurement is to provide clarity on the profitability of each business segment and, ultimately, to hold leadership of each business segment and each operating segment within each business segment accountable for their allocated share of CSS costs. Certain costs are considered to be overhead not attributable to any segment and remain unallocated in CSS. Included among the unallocated overhead remaining within CSS are the costs for investor relations, public affairs and certain executive compensation. CSS costs attributable to the business segments are predominantly allocated to FMS, DTS and SCS as follows:

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
Segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented. Each business segment follows the same accounting policies as described in Note 1, “Summary of Significant Accounting Policies.” Business segment revenue and EBT from continuing operations is as follows:

	Years ended December 31,
	2016	2015	2014
	(In thousands)
Revenue:
Fleet Management Solutions:
Full service lease	$2,362,040	2,220,929	2,102,703
Commercial rental	808,912	900,624	836,719
Full service lease and commercial rental	3,170,952	3,121,553	2,939,422
Contract maintenance	197,688	190,989	182,411
Contract-related maintenance	217,819	200,148	196,841
Other	78,042	77,625	71,064
Fuel services revenue	463,738	538,277	787,887
Total Fleet Management Solutions from external customers	4,128,239	4,128,592	4,177,625
Inter-segment revenue	427,955	417,100	478,133
Fleet Management Solutions	4,556,194	4,545,692	4,655,758
Dedicated Transportation Solutions	1,020,895	895,538	899,802
Supply Chain Solutions	1,637,850	1,547,763	1,561,347
Eliminations	(427,955)	(417,100)	(478,133)
Total revenue	$6,786,984	6,571,893	6,638,774

EBT:
Fleet Management Solutions	$370,754	462,109	433,736
Dedicated Transportation Solutions	63,611	45,800	44,556
Supply Chain Solutions	105,561	93,754	77,800
Eliminations	(50,148)	(47,193)	(41,361)
	$489,778	554,470	514,731
Unallocated Central Support Services	(40,945)	(48,510)	(51,740)
Non-operating pension costs	(29,728)	(19,186)	(9,768)
Restructuring and other charges, net and other items (1)	(12,724)	(17,559)	(114,956)
Earnings before income taxes from continuing operations	$406,381	469,215	338,267
______________

(1)	See Note 24, “Other Items Impacting Comparability,” for a discussion of items excluded from our primary measure of segment performance.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table sets forth share-based compensation expense, depreciation expense, used vehicle sales, net, amortization expense and other non-cash charges, net, interest expense (income), capital expenditures paid and total assets for the years ended December 31, 2016, 2015 and 2014, as provided to the chief operating decision-maker for each of Ryder’s reportable business segments:

	FMS	DTS	SCS	CSS	Eliminations	Total
	(In thousands)
2016
Share-based compensation expense	$5,464	1,254	2,764	9,182	—	18,664
Depreciation expense (1)	$1,156,888	3,222	25,956	984	—	1,187,050
Used vehicle sales, net	$(724)	(90)	(158)	—	—	(972)
Amortization expense and other non-cash charges, net	$34,652	1,027	3,215	29,366	—	68,260
Interest expense (income) (2)	$151,297	(1,901)	(1,663)	110	—	147,843
Capital expenditures paid	$1,814,146	2,551	64,186	24,274	—	1,905,157
Total assets	$9,954,452	255,845	713,190	198,394	(219,427)	10,902,454
2015
Share-based compensation expense	$5,672	1,155	3,400	10,954	—	21,181
Depreciation expense (1)	$1,092,750	3,184	25,721	311	—	1,121,966
Used vehicle sales, net	$(99,758)	(54)	(41)	—	—	(99,853)
Amortization expense and other non-cash charges, net	$36,348	1,878	2,971	29,565	—	70,762
Interest expense (income) (2)	$154,276	(1,597)	(2,174)	(71)	—	150,434
Capital expenditures paid	$2,595,961	3,570	27,841	40,606	—	2,667,978
Total assets	$10,061,092	275,634	636,647	202,129	(222,922)	10,952,580
2014
Share-based compensation expense	$4,895	720	3,661	11,629	—	20,905
Depreciation expense (1)	$1,018,017	3,211	25,636	185	—	1,047,049
Used vehicle sales, net	$(115,646)	5	(419)	—	—	(116,060)
Pension lump sum settlement expense	$76,239	3,335	3,277	14,380	—	97,231
Amortization expense and other non-cash charges, net	$19,936	516	1,309	25,502	—	47,263
Interest expense (income) (2)	$147,247	(1,520)	(807)	(181)	—	144,739
Capital expenditures paid (3)	$2,166,319	1,883	20,941	70,021	—	2,259,164
Total assets	$8,998,788	211,388	673,876	193,484	(239,760)	9,837,776
____________

(1)
Depreciation expense associated with CSS assets was allocated to business segments based upon estimated and planned asset utilization. Depreciation expense totaling $24 million, $22 million and $21 million during 2016, 2015 and 2014, respectively, associated with CSS assets was allocated to other business segments.

(2)
Interest expense was primarily allocated to the FMS segment since such borrowings were used principally to fund the purchase of revenue earning equipment used in FMS; however, interest income was also reflected in DTS and SCS based on targeted segment leverage ratios.

(3)	Excludes acquisition payments of $10 million in 2014. See Note 3, “Acquisitions,” for additional information.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Geographic Information

	Years ended December 31,
	2016	2015	2014
	(In thousands)
Revenue:
United States	$5,892,384	5,603,697	5,614,037
Foreign:
Canada	387,713	408,325	435,280
Europe	339,420	391,339	400,853
Mexico	139,176	139,583	158,481
Asia	28,291	28,949	30,123
	894,600	968,196	1,024,737
Total	$6,786,984	6,571,893	6,638,774
Long-lived assets:
United States	$7,854,845	7,817,628	6,790,946
Foreign:
Canada	532,403	504,027	530,316
Europe	472,027	545,630	553,467
Mexico	33,979	31,993	26,230
Asia	338	427	521
	1,038,747	1,082,077	1,110,534
Total	$8,893,592	8,899,705	7,901,480
Certain Concentrations
We have a diversified portfolio of customers across a full array of transportation and logistics solutions and across many industries. We believe this will help to mitigate the impact of adverse downturns in specific sectors of the economy. Our portfolio of full service lease and commercial rental customers is not concentrated in any one particular industry or geographic region. We derive a significant portion of our SCS revenue from the automotive industry, mostly from manufacturers and suppliers of original equipment parts. During 2016, 2015 and 2014, the automotive industry accounted for approximately 44%, 41% and 43%, respectively, of SCS total revenue.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

28. QUARTERLY INFORMATION (UNAUDITED)

		Earnings from Continuing Operations Before Income Taxes	Earnings from Continuing Operations		Earnings from Continuing Operations per Common Share		Net Earnings per Common Share
	Revenue			Net Earnings	Basic	Diluted	Basic	Diluted
	(In thousands, except per share amounts)
2016
First quarter	$1,629,672	88,708	56,185	55,794	1.06	1.05	1.05	1.04
Second quarter	1,703,744	116,779	74,042	73,750	1.39	1.38	1.39	1.38
Third quarter	1,724,418	131,698	85,138	84,752	1.60	1.59	1.60	1.59
Fourth quarter	1,729,150	69,196	49,275	48,181	0.93	0.92	0.91	0.91
Full year	$6,786,984	406,381	264,640	262,477	4.98	4.94	4.94	4.90

2015
First quarter	$1,567,153	84,177	53,326	52,789	1.01	1.00	1.00	0.99
Second quarter	1,662,931	133,447	85,917	85,159	1.62	1.61	1.61	1.59
Third quarter	1,669,066	139,900	90,811	90,619	1.71	1.70	1.71	1.69
Fourth quarter	1,672,743	111,691	75,935	76,201	1.43	1.42	1.44	1.43
Full year	$6,571,893	469,215	305,989	304,768	5.78	5.73	5.75	$5.71

Note: EPS amounts may not be additive due to rounding.

Quarterly and year-to-date computations of per share amounts are made independently; therefore, the sum of per-share amounts for the quarters may not equal per-share amounts for the year.
See Note 4, “Restructuring and Other Charges,” and Note 24, “Other Items Impacting Comparability,” for items included in earnings during 2016 and 2015.

RYDER SYSTEM, INC. AND SUBSIDIARES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

		Additions
Description	Balance at Beginning of Period	Charged to Earnings	Transferred from Other Accounts (1)	Deductions (2)	Balance at End of Period
	(In thousands)
2016
Accounts receivable allowance	$15,560	13,118	—	13,763	14,915
Direct finance lease allowance	$243	396	—	391	248
Self-insurance accruals (3)	$311,821	337,554	71,703	384,177	336,901
Valuation allowance on deferred tax assets	$14,991	98	—	(1,298)	16,387
2015
Accounts receivable allowance	$16,388	11,172	—	12,000	15,560
Direct finance lease allowance	$288	1,495	—	1,540	243
Self-insurance accruals (3)	$300,994	308,026	68,999	366,198	311,821
Valuation allowance on deferred tax assets	$24,742	(1,150)	—	8,601	14,991
2014
Accounts receivable allowance	$16,955	7,086	—	7,653	16,388
Direct finance lease allowance	$501	47	—	260	288
Self-insurance accruals (3)	$290,255	273,509	62,548	325,318	300,994
Valuation allowance on deferred tax assets	$33,793	(976)	—	8,075	24,742
______________

(1)	Transferred from other accounts includes employee contributions made to the medical and dental self-insurance plans.

(2)	Deductions represent write-offs, lease termination payments, insurance claim payments during the period and net foreign currency translation adjustments.

(3)
Self-insurance accruals include vehicle liability, workers’ compensation, property damage, cargo and medical and dental, which comprise our self-insurance programs. Amounts charged to earnings include developments in prior year selected loss development factors which charged earnings by $9 million and $4 million in 2016 and 2015, respectively, and benefited earnings by $14 million in 2014.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including Ryder’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that at December 31, 2016, Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective.
Management’s Report on Internal Control over Financial Reporting
Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Certified Public Accounting Firm thereon are set out in Item 8 of Part II of this Form 10-K Annual Report.
Changes in Internal Controls over Financial Reporting
During the three months ended December 31, 2016, there were no changes in Ryder’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect such internal control over financial reporting.

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
Ryder has adopted a code of conduct applicable to all employees, including its Chief Executive Officer, Chief Financial Officer, Controller and Senior Financial Management. We will provide a copy of our code of conduct to anyone, free of charge, upon request through our Investor Relations Page, on our website at www.ryder.com.
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

Securities Authorized for Issuance under Equity Compensation Plans

The following table includes information as of December 31, 2016, about certain plans which provide for the issuance of common stock in connection with the exercise of stock options and other share-based awards.

Plans	Number of Securities to be issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (a)
	(a)		(b)		(c)
Equity compensation plans approved by security holders:
Broad based employee stock plans	2,018,334	(1)	$66.35	(3)	3,535,433
Employee stock purchase plan	—		—		943,086
Non-employee directors' stock plans	182,328	(2)	—		39,098
Total	2,200,662		$66.35		4,517,617
_______________

(1)
Includes 1,529,365 stock options, 299,740 time-vested restricted stock awards, 66,420 market-based restricted stock awards and 122,809 performance-based restricted stock awards, which includes 50,662 performance-based restricted stock rights not considered granted under accounting guidance for stock compensation. Refer to Note 21, "Share-Based Compensation Plans", for additional information.

(2)
Includes 176,683 time-vested restricted stock awards, as well as, 5,645 time-vested restricted stock awards vested in previous years and are not exercisable until six months after the director's retirement.

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

3.2
The Ryder System, Inc. By-Laws, as amended through February 22, 2016, previously filed with the Commission as an exhibit to Ryder's Quarterly Report on Form 10-Q filed with the Commission on October 25, 2016, are incorporated by reference into this report.

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

10.1(a)	The Form of Amended and Restated Severance Agreement for Chief Executive Officer filed with the Commission as an exhibit to this Annual Report on Form 10-K.
10.1(b)	The Form of Amended and Restated Severance Agreement for other named executive officers filed with the Commission as an exhibit to this Annual Report on Form 10-K.
10.1(c)
The Ryder System, Inc. Executive Severance Plan, effective as of January 1, 2013, previously filed with the Commission as an exhibit to Ryder's Current Report on Form 8-K filed with the Commission on February 14, 2013, is incorporated by reference into this report.

10.1(d)
Agreement, dated April 14, 2016, between Ryder System, Inc. and Gregory F. Greene, previously filed with the Commission on April 26, 2016 as an exhibit to Ryder’s Quarterly Report on Form 10-Q, is incorporated by reference into this report.

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

10.4(e)
Terms and Conditions applicable to restricted stock units granted under the Ryder System, Inc. 2005 Equity Compensation Plan, previously filed with the Commission as an exhibit to Ryder's Quarterly Report on Form 8-K filed with the Commission on May 11, 2005, are incorporated by reference into this report.

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
10.4(h)
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

10.4(n)
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

10.4(v)
Amended and Restated Ryder System, Inc. 2012 Equity and Incentive Compensation Plan, previously filed with the Commission on May 10, 2016 as an exhibit to Ryder’s Quarterly Report on Form 8-K, is incorporated by reference to this report.

10.4(w)
Form of Terms and Conditions applicable to 2016 annual cash incentive awards granted under the Amended and Restated Ryder System, Inc. 2012 Equity and Incentive Compensation Plan, previously filed with the Commission on July 27, 2016 as an exhibit to Ryder’s Quarterly Report on Form 10-Q, are incorporated by reference to this report.

10.4(x)
Form of Terms and Conditions applicable to non-qualified stock options granted under the Amended and Restated Ryder System, Inc. 2012 Equity and Incentive Compensation Plan, previously filed with the Commission on July 27, 2016 as an exhibit to Ryder’s Quarterly Report on Form 10-Q, are incorporated by reference to this report.

Exhibit Number	Description
10.4(y)
Form of Terms and Conditions applicable to performance-based restricted stock rights granted under the Amended and Restated Ryder System, Inc. 2012 Equity and Incentive Compensation Plan, previously filed with the Commission on July 27, 2016 as an exhibit to Ryder’s Quarterly Report on Form 10-Q, are incorporated by reference to this report.

10.4(z)
Form of Terms and Conditions applicable to performance-based cash awards granted under the Amended and Restated Ryder System, Inc. 2012 Equity and Incentive Compensation Plan, previously filed with the Commission on July 27, 2016 as an exhibit to Ryder’s Quarterly Report on Form 10-Q, are incorporated by reference to this report.

10.4(aa)
Form of Terms and Conditions applicable to restricted stock rights granted under the Amended and Restated Ryder System, Inc. 2012 Equity and Incentive Compensation Plan, previously filed with the Commission on July 27, 2016 as an exhibit to Ryder’s Quarterly Report on Form 10-Q, are incorporated by reference to this report.

10.4(bb)
Form of Terms and Conditions applicable to restricted stock units granted under the Amended and Restated Ryder System, Inc. 2012 Equity and Incentive Compensation Plan, previously filed with the Commission on July 27, 2016 as an exhibit to Ryder’s Quarterly Report on Form 10-Q, are incorporated by reference to this report.

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

10.7
Form of Indemnification Agreement for independent directors, effective as of February 24, 2016, previously filed with the Commission as an exhibit to Ryder's Current Report on Form 8-K filed with the Commission on February 29, 2016, is incorporated by reference into this report.

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
23.1
PricewaterhouseCoopers LLP consent to incorporation by reference in certain Registration Statements on Form S-8 and on Form S-3 of their report on Consolidated Financial Statements financial statement schedule and effectiveness of internal controls over financial reporting of Ryder System, Inc.

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

Date:	February 14, 2017	RYDER SYSTEM, INC.

By: /s/ Robert E. Sanchez
Robert E. Sanchez
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 14, 2017	By: /s/ ROBERT E. SANCHEZ
Robert E. Sanchez
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 14, 2017	By: /s/ ART A. GARCIA
Art A. Garcia
Executive Vice President and Chief Financial Officer
(Principal Financial & Accounting Officer)

Date:	February 14, 2017	By: JOHN M. BERRA *
John M. Berra
Director

Date:	February 14, 2017	By: ROBERT J. ECK *
Robert J. Eck
Director

Date:	February 14, 2017	By: ROBERT A. HAGEMANN *
Robert A. Hagemann
Director

Date:	February 14, 2017	By: L. PATRICK HASSEY*
L. Patrick Hassey
Director

Date:	February 14, 2017	By: MICHAEL F. HILTON*
Michael F. Hilton
Director

Date:	February 14, 2017	By: TAMARA L. LUNDGREN*
Tamara L. Lundgren
Director

Date:	February 14, 2017	By: LUIS P. NIETO, JR. *
Luis P. Nieto, Jr.
Director

Date:	February 14, 2017	By: ABBIE J. SMITH *
Abbie J. Smith
Director

Date:	February 14, 2017	By: E. FOLLIN SMITH *
E. Follin Smith
Director

Date:	February 14, 2017	By: HANSEL E. TOOKES, II *
Hansel E. Tookes, II
Director

Date:	February 14, 2017	*By: ALENA BRENNER
Alena Brenner
Attorney-in-Fact