Form 10-Q
period 2017-03-31
RYDER SYSTEM INC
filed 2017-04-25
CIK 85961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑        NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☑        NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
(Do not check if a smaller reporting company)
Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ YES   ☑ NO

The number of shares of Ryder System, Inc. Common Stock ($0.50 par value per share) outstanding at March 31, 2017, was 53,560,199.

RYDER SYSTEM, INC.
FORM 10-Q QUARTERLY REPORT

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(unaudited)

	Three months ended March 31,
	2017	2016
	(In thousands, except per share amounts)
Lease and rental revenues	$767,590	767,754
Services revenue	851,867	759,127
Fuel services revenue	128,706	102,791
Total revenues	1,748,163	1,629,672

Cost of lease and rental	578,762	552,490
Cost of services	714,080	631,714
Cost of fuel services	125,850	98,901
Other operating expenses	31,271	30,151
Selling, general and administrative expenses	201,761	204,403
Non-service retirement benefit costs	7,330	6,810
Used vehicle sales, net	(780)	(19,129)
Interest expense	34,886	37,889
Miscellaneous income, net	(4,953)	(2,265)
	1,688,207	1,540,964
Earnings from continuing operations before income taxes	59,956	88,708
Provision for income taxes	21,677	32,523
Earnings from continuing operations	38,279	56,185
Loss from discontinued operations, net of tax	(130)	(391)
Net earnings	$38,149	55,794

Earnings (loss) per common share — Basic
Continuing operations	$0.72	1.06
Discontinued operations	—	(0.01)
Net earnings	$0.72	1.05

Earnings (loss) per common share — Diluted
Continuing operations	$0.71	1.05
Discontinued operations	—	(0.01)
Net earnings	$0.71	1.04

Cash dividends declared per common share	$0.44	0.41

See accompanying notes to consolidated condensed financial statements.

Note: EPS amounts may not be additive due to rounding.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three months ended March 31,
	2017	2016
	(In thousands)

Net earnings	$38,149	55,794

Other comprehensive income:

Changes in currency translation adjustment and other	15,742	13,684

Amortization of pension and postretirement items	8,109	7,423
Income tax expense related to amortization of pension and postretirement items	(3,045)	(2,708)
Amortization of pension and postretirement items, net of tax	5,064	4,715

Other comprehensive income, net of taxes	20,806	18,399

Comprehensive income	$58,955	74,193
See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)

	March 31, 2017	December 31, 2016
	(Dollars in thousands, except per share amount)
Assets:
Current assets:
Cash and cash equivalents	$37,951	58,801
Receivables, net of allowance of $12,210 and $14,915, respectively	862,862	831,947
Inventories	67,732	69,529
Prepaid expenses and other current assets	144,795	141,280
Total current assets	1,113,340	1,101,557
Revenue earning equipment, net	8,171,176	8,147,722
Operating property and equipment, net of accumulated depreciation of $1,144,914 and $1,128,040, respectively	754,307	745,870
Goodwill	387,096	386,772
Intangible assets, net of accumulated amortization of $53,022 and $51,578, respectively	46,905	48,249
Direct financing leases and other assets	500,983	472,284
Total assets	$10,973,807	10,902,454

Liabilities and shareholders’ equity:
Current liabilities:
Short-term debt and current portion of long-term debt	$973,115	791,410
Accounts payable	536,225	445,470
Accrued expenses and other current liabilities	468,459	507,189
Total current liabilities	1,977,799	1,744,069
Long-term debt	4,353,110	4,599,864
Other non-current liabilities	852,835	817,565
Deferred income taxes	1,710,267	1,688,681
Total liabilities	8,894,011	8,850,179

Shareholders’ equity:
Preferred stock, no par value per share — authorized, 3,800,917; none outstanding, March 31, 2017 or December 31, 2016	—	—
Common stock, $0.50 par value per share — authorized, 400,000,000; outstanding, March 31, 2017 — 53,560,199; December 31, 2016 — 53,463,118	26,781	26,732
Additional paid-in capital	1,037,127	1,032,549
Retained earnings	1,829,114	1,827,026
Accumulated other comprehensive loss	(813,226)	(834,032)
Total shareholders’ equity	2,079,796	2,052,275
Total liabilities and shareholders’ equity	$10,973,807	10,902,454
See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2017	2016
	(In thousands)
Cash flows from operating activities from continuing operations:
Net earnings	$38,149	55,794
Less: Loss from discontinued operations, net of tax	(130)	(391)
Earnings from continuing operations	38,279	56,185
Depreciation expense	311,207	287,170
Used vehicle sales, net	(780)	(19,129)
Share-based compensation expense	4,955	4,888
Amortization expense and other non-cash charges, net	8,841	6,248
Non-service retirement benefit costs	7,330	6,810
Deferred income tax expense	18,887	29,319
Changes in operating assets and liabilities:
Receivables	(27,348)	3,709
Inventories	1,876	(1,558)
Prepaid expenses and other assets	(7,577)	(21,234)
Accounts payable	13,966	49,206
Accrued expenses and other non-current liabilities	(38,287)	(33,612)
Net cash provided by operating activities from continuing operations	331,349	368,002

Cash flows from financing activities from continuing operations:
Net change in commercial paper borrowings and revolving credit facilities	9,513	98,580
Debt proceeds	477,550	298,254
Debt repaid	(555,671)	(312,400)
Dividends on common stock	(23,907)	(22,482)
Common stock issued	3,992	1,492
Common stock repurchased	(16,846)	—
Debt issuance costs and other items	(846)	(2,932)
Net cash (used in) provided by financing activities	(106,215)	60,512

Cash flows from investing activities from continuing operations:
Purchases of property and revenue earning equipment	(361,339)	(575,031)
Sales of revenue earning equipment	95,617	119,188
Sales of operating property and equipment	892	1,410
Collections on direct finance leases and other items	16,265	25,610
Changes in restricted cash	1,435	(221)
Net cash used in investing activities	(247,130)	(429,044)

Effect of exchange rate changes on cash	1,501	(3,508)
Decrease in cash and cash equivalents from continuing operations	(20,495)	(4,038)

Decrease in cash and cash equivalents from discontinued operations	(355)	(101)

Decrease in cash and cash equivalents	(20,850)	(4,139)
Cash and cash equivalents at January 1	58,801	60,945
Cash and cash equivalents at March 31	$37,951	56,806
See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

1. GENERAL

Interim Financial Statements

The accompanying unaudited Consolidated Condensed Financial Statements include the accounts of Ryder System, Inc. (Ryder) and all entities in which Ryder has a controlling voting interest (subsidiaries) and variable interest entities (VIEs) required to be consolidated in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The accompanying unaudited Consolidated Condensed Financial Statements have been prepared in accordance with the accounting policies described in our 2016 Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements and notes thereto. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included and the disclosures herein are adequate. The operating results for interim periods are unaudited and are not necessarily indicative of the results that can be expected for a full year.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Employee Benefits Plans

In March 2017, the FASB issued ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires an employer to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. The amendments in this update also allow only the service cost component to be eligible for capitalization when applicable. The standard is effective January 1, 2018, with early adoption as of January 1, 2017 permitted. We adopted the standard during the first quarter of 2017, and recorded the other components of net benefit cost within "Non-service retirement benefit costs" in the Consolidated Condensed Statements of Earnings for both the current and prior year periods.

Intangibles - Goodwill and Other

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which requires an entity to perform a one-step quantitative impairment test, whereby a goodwill impairment loss will be measured as the excess of a reporting unit’s carrying amount over its fair value (not to exceed the total goodwill allocated to that reporting unit). It eliminates Step 2 of the current two-step goodwill impairment test, under which a goodwill impairment loss is measured by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The standard is effective January 1, 2020, with early adoption as of January 1, 2017 permitted. We adopted the standard during the first quarter of 2017 and it did not have a material impact on our consolidated financial position, results of operations and cash flows.

Statement of Cash Flows

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows, which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. In November 2016, the FASB issued additional guidance related to the statement of cash flows, which requires companies to explain the change during the period in the total of cash, cash equivalents, and restricted cash or restricted cash equivalents. The standard is effective January 1, 2018, with early adoption permitted. We will adopt the standard as of January 1, 2018, on a retrospective basis. We do not expect this standard to have a material impact on the presentation of our consolidated cash flows.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases. The standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. We will adopt the standard effective January 1, 2019, using the modified retrospective transition method. We do not anticipate a material impact upon adoption of the standard on our consolidated financial position, results of operations and cash flows.

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which together with related, subsequently issued guidance, requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The adoption of ASU 2014-09 will primarily impact our ChoiceLease product line, which includes a vehicle lease as well as maintenance and other services related to the vehicle. We will generally continue to recognize revenue for the vehicle lease portion of the product line on a straight-line basis. Revenue from the non-lease portion of the product line, primarily maintenance services, will be recognized at the time the maintenance services are performed, which will generally require the deferral of some portion of the customer's lease payments when received, as maintenance services are not performed evenly over the life of a ChoiceLease contract. Under current GAAP, substantially all revenues from our ChoiceLease arrangements are recognized on a straight line basis over the term of the lease. We will adopt the standard on January 1, 2018, using the full retrospective transition method, which will result in a cumulative-effect adjustment to recognize deferred revenue on the opening balance sheet for 2016 and the restatement of the financial statements for all prior periods presented (2016 and 2017). We continue to evaluate the impact of adoption of this standard on our consolidated financial position, results of operations and cash flows.

3. REVENUE EARNING EQUIPMENT

	March 31, 2017			December 31, 2016
	Cost	Accumulated Depreciation	Net Book Value (1)	Cost	Accumulated Depreciation	Net Book Value (1)
	(In thousands)
Held for use:
ChoiceLease	$9,664,962	(3,159,228)	6,505,734	$9,486,977	(3,031,937)	6,455,040
Commercial rental	2,492,992	(942,309)	1,550,683	2,499,010	(935,346)	1,563,664
Held for sale	439,022	(324,263)	114,759	494,355	(365,337)	129,018
Total	$12,596,976	(4,425,800)	8,171,176	$12,480,342	(4,332,620)	8,147,722

————————————

(1)
Revenue earning equipment, net book value includes vehicles acquired under capital leases of $37 million, less accumulated depreciation of $17 million, at March 31, 2017, and $43 million, less accumulated depreciation of $22 million, at December 31, 2016.

We lease revenue earning equipment to customers for periods typically ranging from three to seven years for trucks and tractors and up to ten years for trailers. The majority of our leases are classified as operating leases. However, some of our revenue earning equipment leases are classified as direct financing leases and, to a lesser extent, sales-type leases. As of March 31, 2017 and December 31, 2016, the net investment in direct financing and sales-type leases was $404 million and $409 million, respectively. Our direct financing lease customers operate in a wide variety of industries, and we have no significant customer concentrations in any one industry. We assess credit risk for all of our customers including those who lease equipment under direct financing leases prior to signing a ChoiceLease contract. For those customers who are designated as high risk, we typically require deposits to be paid in advance in order to mitigate our credit risk. Additionally, our receivables are collateralized by the vehicles, which further mitigates our credit risk.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

As of March 31, 2017 and December 31, 2016, the amount of direct financing lease receivables past due was not significant, and there were no impaired receivables. Accordingly, we do not believe there is a material risk of default with respect to the direct financing lease receivables.

Revenue earning equipment held for sale is stated at the lower of carrying amount or fair value less costs to sell. Losses on vehicles held for sale for which carrying values exceeded fair value are recognized at the time they arrive at our used truck sales centers and are presented within “Used vehicle sales, net ” in the Consolidated Condensed Statements of Earnings. For revenue earning equipment held for sale, we stratify our fleet by vehicle type (trucks, tractors and trailers), weight class, age and other relevant characteristics and create classes of similar assets for analysis purposes. For a certain population of our revenue earning equipment held for sale, fair value was determined based upon recent market prices obtained from our own sales experience for sales of each class of similar assets and vehicle condition. These vehicles held for sale were classified within Level 3 of the fair value hierarchy.

The following table presents our assets held for sale that are measured at fair value on a nonrecurring basis and considered a Level 3 fair value measurement:

			Total Losses (2)
	March 31,		Three months ended March 31,
	2017	2016	2017	2016
	(In thousands)
Assets held for sale:
Revenue earning equipment (1):
Trucks	$12,228	11,538	$5,800	1,744
Tractors	38,383	39,739	5,183	4,882
Trailers	2,303	3,153	568	662
Total assets at fair value	$52,914	54,430	$11,551	7,288
 ————————————

(1)
Assets held for sale in the above table only include the portion of revenue earning equipment held for sale where net book values exceeded fair values and fair value adjustments were recorded. The net book value of assets held for sale not exceeding fair value was $62 million and $120 million as of March 31, 2017 and 2016, respectively.

(2)	Total losses represent fair value adjustments for all vehicles reclassified to held for sale throughout the period for which fair value was less than carrying value.

For the three months ended March 31, 2017 and 2016, the components of used vehicle sales, net were as follows:

	Three months ended March 31,
	2017	2016
	(In thousands)
Gains on vehicle sales, net	$(12,331)	(26,417)
Losses from fair value adjustments	11,551	7,288
Used vehicle sales, net	$(780)	(19,129)

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

4. ACCRUED EXPENSES AND OTHER LIABILITIES

	March 31, 2017			December 31, 2016
	Accrued Expenses	Non-Current Liabilities	Total	Accrued Expenses	Non-Current Liabilities	Total
	(In thousands)
Salaries and wages	$68,831	—	68,831	$90,913	—	90,913
Deferred compensation	3,548	48,550	52,098	2,992	46,541	49,533
Pension benefits	3,808	455,625	459,433	3,796	451,940	455,736
Other postretirement benefits	1,507	19,365	20,872	1,506	19,459	20,965
Other employee benefits	11,437	2,325	13,762	29,358	5,854	35,212
Insurance obligations (1)	126,520	265,466	391,986	127,470	234,336	361,806
Operating taxes	98,717	—	98,717	92,150	—	92,150
Income taxes	1,784	24,091	25,875	4,197	23,174	27,371
Interest	28,807	—	28,807	27,277	—	27,277
Customer deposits	63,320	4,501	67,821	61,225	4,569	65,794
Deferred revenue	14,758	—	14,758	14,064	—	14,064
Restructuring liabilities (2)	4,387	—	4,387	7,278	—	7,278
Other	41,035	32,912	73,947	44,963	31,692	76,655
Total	$468,459	852,835	1,321,294	$507,189	817,565	1,324,754
 ————————————

(1)	Insurance obligations are primarily comprised of self-insured claim liabilities.

(2)
The reduction in restructuring liabilities from December 31, 2016, principally represents cash payments for employee termination costs. The majority of the balance remaining in restructuring liabilities is expected to be paid by the end of 2017.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

5. DEBT

	Weighted-Average Interest Rate
	March 31, 2017	December 31, 2016	Maturities	March 31, 2017	December 31, 2016
				(In thousands)
Short-term debt and current portion of long-term debt:
Short-term debt	1.06%	1.07%		$190,252	177,629
Current portion of long-term debt				782,863	613,781
Total short-term debt and current portion of long-term debt				973,115	791,410
Long-term debt:
U.S. commercial paper (1)	1.04%	0.87%	2020	349,510	342,480
Global revolving credit facility	—%	2.06%	2020	—	4,703
Unsecured U.S. notes — Medium-term notes (1)	2.72%	2.67%	2017-2025	4,063,395	4,113,421
Unsecured U.S. obligations	2.19%	2.19%	2018	50,000	50,000
Unsecured foreign obligations	1.55%	1.55%	2017-2020	216,624	232,092
Asset-backed U.S. obligations (2)	1.80%	1.80%	2017-2022	449,033	459,876
Capital lease obligations	3.20%	3.17%	2017-2023	23,448	24,184
Total before fair market value adjustment				5,152,010	5,226,756
Fair market value adjustment on notes subject to hedging (3)				(946)	1,110
Debt issuance costs				(15,091)	(14,221)
				5,135,973	5,213,645
Current portion of long-term debt				(782,863)	(613,781)
Long-term debt				4,353,110	4,599,864
Total debt				$5,326,225	5,391,274
 ————————————

(1)	Amounts are net of unamortized original issue discounts of $7 million at March 31, 2017 and December 31, 2016.

(2)	Asset-backed U.S. obligations are related to financing transactions involving revenue earning equipment.

(3)	The notional amount of the executed interest rate swaps designated as fair value hedges was $825 million at March 31, 2017 and December 31, 2016.

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

The credit facility is used primarily to finance working capital but can also be used to issue up to $75 million in letters of credit (there were no letters of credit outstanding against the facility at March 31, 2017). At our option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. The credit facility contains no provisions limiting its availability in the event of a material adverse change to Ryder’s business operations; however, the credit facility does contain standard representations and warranties, events of default, cross-default provisions and certain affirmative and negative covenants.

In order to maintain availability of funding, we must maintain a ratio of debt to consolidated net worth of less than or equal to 300%. Net worth, as defined in the credit facility, represents shareholders' equity excluding any accumulated other comprehensive income or loss associated with our pension and other postretirement plans. The ratio at March 31, 2017 was 197%. At March 31, 2017, there was $660 million available under the credit facility.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

Our global revolving credit facility enables us to refinance short-term obligations on a long-term basis. Short-term commercial paper obligations not expected to require the use of working capital are classified as long-term as we have both the intent and ability to refinance on a long-term basis. In addition, we have the intent and ability to refinance the current portion of certain long-term debt on a long-term basis. At March 31, 2017, we classified $350 million of short-term commercial paper and $50 million of the current portion of long-term debt as long-term debt. At December 31, 2016, we classified $342 million of short-term commercial paper and $350 million of the current portion of long-term debt as long-term debt.

In February 2017, we issued $300 million of unsecured medium-term notes maturing in March 2022. The proceeds from these notes were used to pay off maturing debt and for general corporate purposes. If these notes are downgraded below investment grade following, and as a result of, a change in control, the note holders can require us to repurchase all or a portion of the notes at a purchase price equal to 101% of principal value plus accrued and unpaid interest.

We have a trade receivables purchase and sale program, pursuant to which we sell certain of our domestic trade accounts receivable to a bankruptcy remote, consolidated subsidiary of Ryder, that in turn sells, on a revolving basis, an ownership interest in certain of these accounts receivable to a committed purchaser. The subsidiary is considered a VIE and is consolidated based on our control of the entity’s activities. We use this program to provide additional liquidity to fund our operations, particularly when it is cost effective to do so. The costs under the program may vary based on changes in interest rates. The available proceeds that may be received under the program are limited to $175 million. The program was renewed in October 2016. If no event occurs which causes early termination, the 364-day program will expire on October 23, 2017. The program contains provisions restricting its availability in the event of a material adverse change to our business operations or the collectibility of the collateralized receivables. Sales of receivables under this program are accounted for as secured borrowings based on our continuing involvement in the transferred assets. No amounts were outstanding under the program at March 31, 2017 or December 31, 2016.

At March 31, 2017 and December 31, 2016, we had letters of credit and surety bonds outstanding totaling $358 million and $354 million, respectively, which primarily guarantee the payment of insurance claims.

The fair value of total debt (excluding capital lease and asset-backed U.S. obligations) at March 31, 2017 and December 31, 2016 was approximately $4.91 billion and $4.97 billion, respectively. For publicly-traded debt, estimates of fair value were based on market prices. For other debt, fair value was estimated based on a model-driven approach using rates currently available to us for debt with similar terms and remaining maturities. The fair value measurements of our publicly-traded debt and other debt were classified within Level 2 of the fair value hierarchy. The carrying amounts reported in the Consolidated Condensed Balance Sheets for “Cash and cash equivalents,” “Receivables, net” and “Accounts payable” approximate fair value because of the immediate or short-term maturities of these financial instruments.

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

As of March 31, 2017, we had interest rate swaps outstanding which are designated as fair value hedges for certain debt obligations, with a total notional value of $825 million and maturities through 2020. Interest rate swaps are measured at fair value on a recurring basis using Level 2 fair value inputs. The fair value of these interest rate swaps was a liability of $1 million and an asset of $1 million as of March 31, 2017 and December 31, 2016, respectively. The amounts are presented in "Other non-current liabilities" and "Direct financing leases and other assets" in our Consolidated Condensed Balance Sheets. Changes in the fair value of our interest rate swaps were offset by changes in the fair value of the hedged debt instruments. Accordingly, there was no ineffectiveness related to the interest rate swaps.

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

During the three months ended March 31, 2017, we repurchased approximately 221,000 shares for $17 million. We did not repurchase any shares during the three months ended March 31, 2016.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

8. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following summary sets forth the components of accumulated other comprehensive loss, net of tax:

	Currency Translation Adjustments and Other	Net Actuarial Loss (1)	Prior Service (Cost)/ Credit (1)	Accumulated Other Comprehensive Loss
	(In thousands)
December 31, 2016	$(206,610)	(620,292)	(7,130)	(834,032)
Amortization	—	5,011	53	5,064
Other current period change	15,742	—	—	15,742
March 31, 2017	$(190,868)	(615,281)	(7,077)	(813,226)

	Currency Translation Adjustments and Other	Net Actuarial Loss (1)	Prior Service Credit (1)	Accumulated Other Comprehensive Loss
	(In thousands)
December 31, 2015	$(136,020)	(576,993)	278	(712,735)
Amortization	—	4,752	(37)	4,715
Other current period change	13,684	—	—	13,684
March 31, 2016	$(122,336)	(572,241)	241	(694,336)
_______________________

(1)	These amounts are included in the computation of net pension expense. See Note 11, "Employee Benefit Plans," for further information.

The gain from currency translation adjustments in the three months ended March 31, 2017 of $15.7 million was primarily due to the strengthening of the British Pound and the Canadian Dollar against the U.S. Dollar. The gain from currency translation adjustments in the three months ended March 31, 2016 of $13.7 million was due to the strengthening of the Canadian Dollar against the the U.S. Dollar, partially offset by the weakening of the British Pound against the U.S. Dollar.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

9. EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per common share from continuing operations:

	Three months ended March 31,
	2017	2016
	(In thousands, except per share amounts)
Earnings per share — Basic:
Earnings from continuing operations	$38,279	56,185
Less: Earnings allocated to unvested stock	(130)	(166)
Earnings from continuing operations available to common shareholders — Basic	$38,149	56,019

Weighted average common shares outstanding — Basic	52,945	53,076

Earnings from continuing operations per common share — Basic	$0.72	1.06

Earnings per share — Diluted:
Earnings from continuing operations	$38,279	56,185
Less: Earnings allocated to unvested stock	(130)	(166)
Earnings from continuing operations available to common shareholders — Diluted	$38,149	56,019

Weighted average common shares outstanding — Basic	52,945	53,076
Effect of dilutive equity awards	451	287
Weighted average common shares outstanding — Diluted	53,396	53,363

Earnings from continuing operations per common share — Diluted	$0.71	1.05

Anti-dilutive equity awards not included above	591	1,186

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

The following table provides information on share-based compensation expense and income tax benefits recognized during the periods:

	Three months ended March 31,
	2017	2016
	(In thousands)
Stock option and stock purchase plans	$1,905	1,873
Unvested stock	3,050	3,015
Share-based compensation expense	4,955	4,888
Income tax benefit	(1,734)	(1,655)
Share-based compensation expense, net of tax	$3,221	3,233

During the three months ended March 31, 2017 and 2016, approximately 462,000 and 513,000 stock options, respectively, were granted under the Plans. These awards generally vest in equal annual installments over a three year period beginning on the date of grant. The stock options have contractual terms of ten years. The fair value of each option award at the date of grant was estimated using a Black-Scholes-Merton option-pricing valuation model. Share-based compensation expense is recognized on a straight-line basis over the vesting period. The weighted-average fair value per option granted during the three months ended March 31, 2017 and 2016 was $15.71 and $12.53, respectively.

During the three months ended March 31, 2017 and 2016, approximately 45,000 and 34,000 market-based restricted stock rights were granted, respectively, under the Plans. The awards are segmented into three performance periods of one, two and three years. At the end of each performance period, up to 150% of the award in 2017 and 125% in 2016 may be earned based on Ryder's total shareholder return (TSR) compared to the target TSR of a peer group over the applicable performance period. If earned, employees will receive the grant of stock at the end of the relevant three-year performance period provided they continue to be employed with Ryder, subject to Compensation Committee approval. The fair value of the market-based restricted stock rights was estimated using a lattice-based option-pricing valuation model that incorporates a Monte-Carlo simulation. The fair value of the market-based awards was determined on the grant date and considers the likelihood of Ryder achieving the market-based condition. Share-based compensation expense is recognized on a straight-line basis over the vesting period. The weighted-average fair value per market-based restricted stock right granted during the three months ended March 31, 2017 and 2016 was $73.43 and $54.10, respectively.

During the three months ended March 31, 2017 and 2016, approximately 142,000 and 58,000 performance-based restricted stock rights (PBRSRs), respectively, were awarded under the Plans. The awards are segmented into three one-year performance periods. For these awards, up to 150% of the awards in 2017 and 125% in 2016 may be earned based on Ryder's one-year adjusted return on capital (ROC) measured against an annual ROC target. If earned, employees will receive the grant of stock three years after the grant date, provided they continue to be employed with Ryder, subject to Compensation Committee approval. For accounting purposes, these awards are not considered granted until the Compensation Committee approves the annual ROC target. During the three months ended March 31, 2017 and 2016, approximately 79,000 and 45,000 PBRSRs, respectively, were considered granted for accounting purposes. The fair value of the PBRSRs is determined and fixed on the grant date based on Ryder's stock price on the date of grant. Share-based compensation expense is recognized on a straight-line basis over the vesting period, based upon the probability that the performance target will be met. The weighted-average fair value per PBRSR granted during the three months ended March 31, 2017 and 2016 was $76.49 and $55.32, respectively.

During the three months ended March 31, 2017 and 2016, approximately 85,000 and 111,000 time-vested restricted stock rights, respectively, were granted under the Plans. The time-vested restricted stock rights entitle the holder to shares of common stock when the awards generally vest at the end of the three-year period after the grant date. The fair value of the time-vested awards is determined and fixed based on Ryder’s stock price on the date of grant. Share-based compensation expense is

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

recognized on a straight-line basis over the vesting period. The weighted-average fair value per time-vested restricted stock right granted during the three months ended March 31, 2017 and 2016 was $76.57 and $55.32, respectively.

During the three months ended March 31, 2016, employees received market-based cash awards. The cash awards have the same vesting provisions as the market-based restricted stock rights. The cash awards are accounted for as liability awards under the share-based compensation accounting guidance as the awards are based upon the performance of our common stock and are settled in cash. As a result, the liability is adjusted to reflect fair value at the end of each reporting period. The fair value of the cash awards was estimated using a lattice-based option-pricing valuation model that incorporates a Monte-Carlo simulation. Share-based compensation expense is recognized on a straight-line basis over the vesting period. There were no market-based cash awards granted in 2017.

The following table is a summary of compensation expense recognized for market-based cash awards in addition to the share-based compensation expense reported in the previous table:

	Three months ended March 31,
	2017	2016
	(In thousands)
Cash awards	$77	151

Total unrecognized pre-tax compensation expense related to all share-based compensation arrangements at March 31, 2017 was $34.7 million and is expected to be recognized over a weighted-average period of 2.2 years.

11. EMPLOYEE BENEFIT PLANS

Components of net pension expense were as follows:

	Three months ended March 31,
	2017	2016
	(In thousands)
Pension Benefits
Company-administered plans:
Service cost	$3,249	3,400
Interest cost	21,489	22,240
Expected return on plan assets	(22,478)	(23,085)
Amortization of:
Net actuarial loss	8,450	7,965
Prior service cost	145	—
	10,855	10,520
Union-administered plans	2,502	2,322
Net pension expense	$13,357	12,842

Company-administered plans:
U.S.	$11,311	11,175
Non-U.S.	(456)	(655)
	10,855	10,520
Union-administered plans	2,502	2,322
Net pension expense	$13,357	12,842

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

During the three months ended March 31, 2017, we contributed $3.7 million to our pension plans. In 2017, the expected total contributions to our pension plans are approximately $23.7 million. We also maintain other postretirement benefit plans that are not reflected in the above table. The amount of postretirement benefit expense was not material for the three months ended March 31, 2017.

12. OTHER ITEMS IMPACTING COMPARABILITY

During the three months ended March 31, 2017, we determined that certain operating tax expenses related to prior periods had not been recognized in prior period earnings. We recorded a one-time charge of $2.2 million within “Selling, general and administrative expenses” in our Consolidated Condensed Statement of Earnings as the impact of the adjustment was not material to our consolidated condensed financial statements in any individual prior period, and the cumulative amount is not material to the first quarter 2017 results.

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

14. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information was as follows:

	Three months ended March 31,
	2017	2016
	(In thousands)
Interest paid	$31,441	34,421
Income taxes paid	3,107	4,750
Changes in accounts payable related to purchases of revenue earning equipment	74,766	(77,486)
Operating and revenue earning equipment acquired under capital leases	1,607	240

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

15. SEGMENT REPORTING
Our operating segments are aggregated into reportable business segments based upon similar economic characteristics, products, services, customers and delivery methods. We report our financial performance in three business segments: (1) FMS, which provides leasing, commercial rental and maintenance of trucks, tractors and trailers to customers principally in the U.S., Canada and the U.K.; (2) DTS, which provides vehicles and drivers as part of a dedicated transportation solution in the U.S.; and (3) SCS, which provides comprehensive supply chain solutions including distribution and transportation services in North America and Asia. Dedicated transportation services provided as part of an integrated, multi-service, supply chain solution to SCS customers are reported in the SCS business segment.

Our primary measurement of segment financial performance, defined as segment “Earnings Before Tax” (EBT) from continuing operations, includes an allocation of Central Support Services (CSS) and excludes non-operating pension costs and the operating tax adjustment discussed in Note 12 "Other Items Impacting Comparability." CSS represents those costs incurred to support all business segments, including human resources, finance, corporate services, public affairs, information technology, health and safety, legal, marketing and corporate communications. The objective of the EBT measurement is to provide clarity on the profitability of each segment and, ultimately, to hold leadership of each segment accountable for their allocated share of CSS costs. Certain costs are considered to be overhead not attributable to any segment and remain unallocated in CSS. Included among the unallocated overhead remaining within CSS are the costs for investor relations, public affairs and certain executive compensation. CSS costs attributable to the business segments are predominantly allocated to FMS, DTS and SCS as follows:

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

Our FMS segment leases revenue earning equipment and provides fuel, maintenance and other ancillary services to the DTS and SCS segments. Inter-segment revenue and EBT are accounted for at rates similar to those executed with third parties. EBT related to inter-segment equipment and services billed to DTS and SCS customers (equipment contribution) are included in both FMS and the segment that served the customer and then eliminated (presented as “Eliminations”).

The following tables set forth financial information for each of our segments and provide a reconciliation between segment EBT and earnings from continuing operations before income taxes for the three months ended March 31, 2017 and 2016. Segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented.

	FMS	DTS	SCS	Eliminations	Total
	(In thousands)
For the three months ended March 31, 2017
Revenue from external customers	$1,018,740	266,674	462,749	—	1,748,163
Inter-segment revenue	113,730	—	—	(113,730)	—
Total revenue	$1,132,470	266,674	462,749	(113,730)	1,748,163

Segment EBT	$52,108	11,279	27,446	(11,216)	79,617
Unallocated CSS					(10,213)
Non-operating pension costs					(7,243)
Other items (1)					(2,205)
Earnings from continuing operations before income taxes					$59,956

Segment capital expenditures paid (2)	$344,355	768	10,998	—	356,121
Unallocated CSS capital expenditures paid					5,218
Capital expenditures paid					$361,339

For the three months ended March 31, 2016
Revenue from external customers	$996,115	244,842	388,715	—	1,629,672
Inter-segment revenue	101,813	—	—	(101,813)	—
Total revenue	$1,097,928	244,842	388,715	(101,813)	1,629,672

Segment EBT	$83,301	14,268	19,796	(11,744)	105,621
Unallocated CSS					(10,045)
Non-operating pension costs					(6,868)
Earnings from continuing operations before income taxes					$88,708

Segment capital expenditures paid (2)	$560,285	517	7,323	—	568,125
Unallocated CSS capital expenditures paid					6,906
Capital expenditures paid					$575,031
————————————

(1)	See Note 12, "Other Items Impacting Comparability," for additional information.

(2)	Excludes revenue earning equipment acquired under capital leases.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

OVERVIEW

The following Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the unaudited Consolidated Condensed Financial Statements and notes thereto included under Item 1. In addition, reference should be made to our audited Consolidated Financial Statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2016 Annual Report on Form 10-K.

Ryder System, Inc. (Ryder) is a global leader in transportation and supply chain management solutions. We report our financial performance based on three segments: (1) FMS, which provides leasing, commercial rental, and maintenance of trucks, tractors and trailers to customers principally in the U.S., Canada and the U.K.; (2) DTS, which provides vehicles and drivers as part of a dedicated transportation solution in the U.S.; and (3) SCS, which provides comprehensive supply chain solutions including distribution and transportation services in North America and Asia. Dedicated transportation services provided as part of an integrated, multi-service, supply chain solution to SCS customers are reported in the SCS business segment.

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

In 2016, we expanded our full service lease product line to provide lease customers additional flexibility, choice and control in fleet management, and we renamed the lease product to ChoiceLease. Our ChoiceLease product line allows customers to select the the level of maintenance they prefer in their leases, from full service or total bumper-to-bumper coverage to on demand or pay-as-you-go maintenance. We also combined and renamed our historical contract maintenance and our contract-related maintenance product offerings to SelectCare. Our SelectCare product line allows customers to select the level of maintenance to keep their fleet running properly, as well as the option to choose where they want their service delivered. Beginning in 2017, FMS is reporting using these new product names.

This MD&A includes certain non-GAAP financial measures.  Please refer to the “Non-GAAP Financial Measures” section of this MD&A for information on the non-GAAP measures included in the MD&A, reconciliations to the most comparable GAAP financial measure and the reasons why we believe each measure is useful to investors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Operating results were as follows:

	Three months ended March 31,		Change
	2017	2016	2017/2016
	(In thousands, except per share amounts)
Total revenue	$1,748,163	1,629,672	7%
Operating revenue (1)	1,445,126	1,406,013	3%

EBT	$59,956	88,708	(32)%
Comparable EBT (2)	69,404	95,576	(27)%
Earnings from continuing operations	38,279	56,185	(32)%
Comparable earnings from continuing operations (2)	44,164	60,145	(27)%
Net earnings	38,149	55,794	(32)%

Earnings per common share (EPS) — Diluted
Continuing operations	$0.71	1.05	(32)%
Comparable (2)	0.82	1.12	(27)%
Net earnings	0.71	1.04	(32)%
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

Total revenue and operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation) increased 7% and 3%, respectively, in the first quarter of 2017. Total revenue increased due to higher operating revenue and increased subcontracted transportation passed through to customers, reflecting new business and higher volumes, as well as higher fuel costs passed through to customers. Total revenue growth was partially offset by negative impacts from foreign exchange. Operating revenue increased due to higher ChoiceLease revenue and higher revenue in the SCS and DTS business segments, partially offset by lower commercial rental revenue and, to a lesser extent, negative impacts from foreign exchange. EBT decreased 32% in the first quarter of 2017, reflecting lower commercial rental and used vehicle sales results in FMS and higher insurance and vehicle maintenance costs in DTS, partially offset by increased volumes and higher pricing in SCS.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

CONSOLIDATED RESULTS

Lease and Rental

	Three months ended March 31,		Change
	2017	2016	2017/2016
	(Dollars in thousands)
Lease and rental revenues	$767,590	767,754	—%
Cost of lease and rental	578,762	552,490	5%
Gross margin	188,828	215,264	(12)%
Gross margin %	25%	28%

Lease and rental revenues represent revenues from our ChoiceLease and commercial rental product offerings within our FMS segment. Revenues were approximately $768 million in the first quarter of 2017, consistent with the first quarter of 2016. For 2017, higher ChoiceLease revenue, driven by growth in the ChoiceLease fleet and higher prices on replacement vehicles, was offset by lower commercial rental revenue reflecting lower demand and, to a lesser extent, a negative impact from foreign exchange. For the first quarter, foreign exchange negatively impacted revenue growth by 100 basis points.

Cost of lease and rental represents the direct costs related to lease and rental revenues. These costs consist of depreciation of revenue earning equipment, maintenance costs (primarily repair parts and labor), and other costs such as licenses, insurance and operating taxes. Cost of lease and rental excludes interest costs from vehicle financing. Cost of lease and rental increased 5% in the first quarter, primarily due to higher depreciation and maintenance costs from a larger average lease fleet (3% higher in the first quarter) and accelerated depreciation on vehicles expected to be made available for sale through June 2018 of $9 million, partially offset by lower depreciation on a smaller average rental fleet (9% lower in the first quarter). Cost of lease and rental also increased by approximately $1 million in the first quarter of 2017, due to changes in estimated residual values effective January 1, 2017. For the first quarter, foreign exchange also reduced cost of lease and rental by 100 basis points.

Lease and rental gross margin decreased 12% in the first quarter of 2017 to $188.8 million and gross margin as a percentage of revenue decreased to 25% in the first quarter of 2017. The decrease in gross margin dollars and as a percentage of revenue in the first quarter of 2017 was due to lower commercial rental demand and higher maintenance costs.

Services

	Three months ended March 31,		Change
	2017	2016	2017/2016
	(Dollars in thousands)
Services revenue	$851,867	759,127	12%
Cost of services	714,080	631,714	13%
Gross margin	137,787	127,413	8%
Gross margin %	16%	17%

Services revenue represents all the revenues associated with our DTS and SCS segments, as well as SelectCare and fleet support services associated with our FMS segment. Services revenue increased 12% in the first quarter, primarily due to increased volumes, new business and higher pricing in the SCS and DTS segments. Services revenue also benefited from higher fuel prices passed through to our DTS and SCS customers. For the first quarter, foreign exchange negatively impacted revenue growth by 100 basis points.

Cost of services represents the direct costs related to services revenue and is primarily comprised of salaries and employee-related costs, subcontracted transportation (purchased transportation from third parties), fuel, vehicle liability costs and maintenance costs. Cost of services increased 13% in the first quarter of 2017 due to higher volumes and higher fuel costs in SCS and DTS and higher insurance and vehicle maintenance costs in DTS. For the first quarter, foreign exchange reduced cost of services by 100 basis points.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Services gross margin increased 8% to $137.8 million and decreased as a percentage of revenue to 16%. The increase in gross margin dollars reflects benefits from increased volumes, new business and higher pricing in our SCS segment, partially offset by higher insurance and vehicle maintenance costs in DTS. The decline in gross margin as a percentage of revenue reflects higher insurance costs and lost business in DTS.

Fuel

	Three months ended March 31,		Change
	2017	2016	2017/2016
	(Dollars in thousands)
Fuel services revenue	$128,706	102,791	25%
Cost of fuel services	125,850	98,901	27%
Gross margin	2,856	3,890	(27)%
Gross margin %	2%	4%

Fuel services revenue represents fuel services provided to our FMS customers. Fuel services revenue increased 25% in the first quarter due to higher fuel prices passed through to customers.

Cost of fuel services includes the direct costs associated with providing our customers with fuel. These costs include fuel, salaries and employee-related costs of fuel island attendants and depreciation of our fueling facilities and equipment. Cost of fuel services increased 27% in the first quarter as a result of higher fuel prices.

Fuel services gross margin decreased 27% to $2.9 million and fuel services gross margin as a percentage of revenue decreased to 2% in the first quarter of 2017. Fuel is largely a pass-through to customers for which we realize minimal changes in margin during periods of steady market fuel prices. However, fuel services margin is impacted by sudden increases or decreases in market fuel prices during a short period of time, as customer pricing for fuel is established based on trailing market fuel costs. Fuel services gross margin in the first quarter of 2017 was adversely impacted by these price change dynamics as compared to the first quarter of 2016.

	Three months ended March 31,		Change
	2017	2016	2017/2016
	(Dollars in thousands)
Other operating expenses	$31,271	30,151	4%

Other operating expenses include costs related to our owned and leased facilities within the FMS segment, such as facility depreciation, rent, purchased insurance, utilities and taxes. These facilities are utilized to provide maintenance to our ChoiceLease, rental, and SelectCare customers. Other operating expenses increased to $31.3 million due to higher utility costs for FMS facilities.

	Three months ended March 31,		Change
	2017	2016	2017/2016
	(Dollars in thousands)
Selling, general and administrative expenses (SG&A)	$201,761	204,403	(1)%
Percentage of total revenue	12%	13%

SG&A expenses decreased 1% in the first quarter primarily due to lower compensation-related expenses and foreign exchange. Foreign exchange reduced the growth in SG&A expenses by 100 basis points. SG&A expenses as a percent of total revenue decreased to 12% due to lower compensation-related expenses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

	Three months ended March 31,		Change
	2017	2016	2017/2016
	(Dollars in thousands)
Non-service retirement benefit costs	$7,330	6,810	8%

Non-service retirement benefit costs includes the components of our net periodic benefit cost other than service cost. These components include interest cost, expected return on plan assets, amortization of actuarial loss and prior service cost. Non-service retirement benefit costs increased $0.5 million from the prior year due to the impact of a lower asset return assumption.

	Three months ended March 31,		Change
	2017	2016	2017/2016
	(Dollars in thousands)
Used vehicle sales, net	$780	19,129	(96)%

Used vehicle sales, net includes gains from sales of used vehicles as well as the selling costs associated with used vehicles and write-downs of vehicles to fair market values. Gains on used vehicles, net decreased to $0.8 million in the first quarter of 2017, primarily due to a drop in the market value of trucks and tractors. Global average proceeds per unit in the first quarter decreased from the prior year reflecting a 20% decrease in truck proceeds per unit and a 16% decrease in tractor proceeds per unit.

	Three months ended March 31,		Change
	2017	2016	2017/2016
	(Dollars in thousands)
Interest expense	$34,886	37,889	(8)%
Effective interest rate	2.6%	2.7%

Interest expense decreased 8% to $34.9 million in the first quarter of 2017 reflecting a lower effective interest rate and a lower average outstanding debt. The lower effective interest rate in 2017 reflects the replacement of higher interest rate debt with debt issuances at lower rates. The decrease in average outstanding debt reflects lower planned vehicle capital spending.

	Three months ended March 31,		Change
	2017	2016	2017/2016
	(Dollars in thousands)
Miscellaneous income, net	$4,953	2,265	119%

Miscellaneous income, net consists of investment income on securities used to fund certain benefit plans, interest income, gains from sales of operating property, foreign currency transaction gains (losses) and other non-operating items. The increase in the first quarter is primarily driven by increased rabbi trust investment income, partially offset by foreign currency transaction losses.

	Three months ended March 31,		Change
	2017	2016	2017/2016
	(Dollars in thousands)
Provision for income taxes	$21,677	32,523	(33)%
Effective tax rate from continuing operations	36.2%	36.7%

Provision for income taxes decreased 33% in the first quarter. The decrease in the provision for income taxes reflects lower taxable earnings and a lower effective income tax rate. The decrease in the effective tax rate reflects the reduction of the valuation allowance for foreign deferred income tax assets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

OPERATING RESULTS BY SEGMENT

	Three months ended March 31,		Change
	2017	2016	2017/2016
	(Dollars in thousands)
Total Revenue:
Fleet Management Solutions	$1,132,470	1,097,928	3%
Dedicated Transportation Solutions	266,674	244,842	9
Supply Chain Solutions	462,749	388,715	19
Eliminations	(113,730)	(101,813)	12
Total	$1,748,163	1,629,672	7%
Operating Revenue: (1)
Fleet Management Solutions	$962,216	962,324	—%
Dedicated Transportation Solutions	193,356	190,273	2
Supply Chain Solutions	361,756	322,416	12
Eliminations	(72,202)	(69,000)	5
Total	$1,445,126	1,406,013	3%
EBT:
Fleet Management Solutions	$52,108	83,301	(37)%
Dedicated Transportation Solutions	11,279	14,268	(21)
Supply Chain Solutions	27,446	19,796	39
Eliminations	(11,216)	(11,744)	(4)
	79,617	105,621	(25)
Unallocated Central Support Services	(10,213)	(10,045)	2
Non-operating pension costs	(7,243)	(6,868)	5
Other items	(2,205)	—	NM
Earnings from continuing operations before income taxes	$59,956	88,708	(32)%
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

Inter-segment revenue and EBT are accounted for at rates similar to those executed with third parties. EBT related to inter-segment equipment and services billed to DTS and SCS customers (equipment contribution) are included in both FMS and the segment that served the customer and then eliminated (presented as “Eliminations” in the table above).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table sets forth equipment contribution included in EBT for our segments:

	Three months ended March 31,		Change
	2017	2016	2017/2016
	(Dollars in thousands)
Equipment Contribution:
Dedicated Transportation Solutions	$6,655	7,718	(14)%
Supply Chain Solutions	4,561	4,026	13
Total (1)	$11,216	11,744	(4)%
———————————

(1)	Total amount is included in FMS EBT.

The decrease in DTS equipment contribution is primarily driven by higher maintenance costs on an older vehicle fleet used in DTS operations. The increase in SCS equipment contribution is primarily driven by higher volumes.

Items excluded from our segment EBT measure and their classification within our Consolidated Condensed Statements of Earnings follow:

		Three months ended March 31,
Description	Classification	2017	2016
		(In thousands)
Non-operating pension costs	Non-service retirement benefit costs	$(7,243)	(6,868)
Operating tax adjustment(1)	SG&A	(2,205)	—
		$(9,448)	(6,868)
———————————

(1)	See Note 12, “Other Items Impacting Comparability,” in the Notes to Consolidated Condensed Financial Statements for a discussion of adjustments.

Fleet Management Solutions

	Three months ended March 31,		Change
	2017	2016	2017/2016
	(Dollars in thousands)
ChoiceLease	$656,312	622,863	5%
SelectCare	113,609	114,387	(1)
Commercial Rental	174,006	204,837	(15)
Other	18,289	20,237	(10)
Fuel services revenue	170,254	135,604	26
FMS total revenue (1)	$1,132,470	1,097,928	3%

FMS operating revenue (2)	$962,216	962,324	—

FMS EBT	$52,108	83,301	(37)%
FMS EBT as a % of FMS total revenue	4.6%	7.6%	(300) bps
FMS EBT as a % of FMS operating revenue (2)	5.4%	8.7%	(330) bps
————————————

(1)	Includes intercompany fuel sales from FMS to DTS and SCS.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table summarizes the components of the change in FMS revenue on a percentage basis versus the prior year:

	Three months ended March 31, 2017
	Total	Operating (1)
Organic, including price and volume	1%	1%
Fuel	3	—
Foreign exchange	(1)	(1)
Net increase	3%	—%
  ————————————

(1)
Non-GAAP financial measure. A reconciliation of FMS total revenue to FMS operating revenue as well as the reasons why management believes this measure is important to investors is included in the "Non-GAAP Financial Measures" section of this MD&A.

FMS total revenue increased 3% in the first quarter due to higher fuel services revenue, partially offset by negative impacts from foreign exchange. FMS operating revenue in the first quarter was consistent with the prior year as organic growth in the ChoiceLease product line was offset by lower commercial rental revenue and negative impacts from foreign exchange. In the first quarter of 2017, foreign exchange negatively impacted both total and operating revenue growth by 100 basis points.

ChoiceLease revenue increased 5% in the first quarter, reflecting a larger average fleet size and higher prices on replacement vehicles. Foreign exchange negatively impacted ChoiceLease revenue growth by 100 basis points in the first quarter of 2017. We expect favorable ChoiceLease revenue comparisons to continue through the end of the year based on sales activity. Commercial rental revenue decreased 15% in the first quarter due to lower demand. We expect unfavorable commercial rental revenue comparisons through the end of the year based on a weaker demand environment. SelectCare revenue decreased 1% in the first quarter as steady volumes were negatively impacted by foreign exchange.

The following table provides commercial rental statistics on our global fleet:

	Three months ended March 31,		Change
	2017	2016	2017/2016
	(Dollars in thousands)
Rental revenue from non-lease customers	$106,437	120,702	(12)%
Rental revenue from lease customers (1)	$67,569	84,135	(20)%
Average commercial rental power fleet size — in service (2) (3)	29,540	32,900	(10)%
Commercial rental utilization — power fleet (2)	67.2%	70.4%	(320) bps
————————————

(1)	Represents revenue from rental vehicles provided to our existing ChoiceLease customers, generally in place of a lease vehicle.

(2)	Number of units rounded to nearest hundred and calculated using quarterly average unit counts.

(3)	Excluding trailers.

FMS EBT decreased 37% in the first quarter of 2017, reflecting lower commercial rental and used vehicle sales results and accelerated depreciation on vehicles expected to be made available for sale through June 2018 of $9 million, partially offset by lower compensation-related costs including cost savings initiatives. Used vehicle sales results decreased primarily due to lower pricing in the first quarter. Commercial rental results declined from lower demand. Commercial rental utilization declined 320 basis points to 67.2%. ChoiceLease and commercial rental results were negatively impacted by approximately $1 million of higher depreciation in the first quarter, due to residual value changes implemented January 1, 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Our global fleet of revenue earning equipment, SelectCare vehicles including vehicles under on-demand maintenance is summarized as follows (number of units rounded to the nearest hundred):

				Change
	March 31, 2017	December 31, 2016	March 31, 2016	March 2017/Dec. 2016	March 2017/March 2016
End of period vehicle count
By type:
Trucks (1)	74,500	73,300	72,900	2%	2%
Tractors (2)	66,800	67,900	69,000	(2)	(3)
Trailers (3), (4)	42,800	42,800	42,200	—	1
Other	1,200	1,100	1,300	9	(8)
Total	185,300	185,100	185,400	—%	—%

By ownership:
Owned	183,900	183,700	183,900	—%	—%
Leased	1,400	1,400	1,500	—	(7)
Total	185,300	185,100	185,400	—%	—%

By product line: (4)
ChoiceLease	137,900	136,500	133,300	1%	3%
Commercial rental	37,300	37,800	40,100	(1)	(7)
Service vehicles and other	3,400	3,300	3,400	3	—
Active units	178,600	177,600	176,800	1	1
Held for sale	6,700	7,500	8,600	(11)	(22)
Total	185,300	185,100	185,400	—%	—%

Customer vehicles under SelectCare contracts (5)	50,400	49,000	49,500	3%	2%

Total vehicles serviced	235,700	234,100	234,900	1%	—%

Quarterly average vehicle count
By product line:
ChoiceLease	137,100	136,500	132,600	—%	3%
Commercial rental	37,300	37,800	41,000	(1)	(9)
Service vehicles and other	3,400	3,400	3,400	—	—
Active units	177,800	177,700	177,000	—	—
Held for sale	7,100	7,500	8,500	(5)	(16)
Total	184,900	185,200	185,500	—%	—%

Customer vehicles under SelectCare contracts (5)	50,100	49,200	48,200	2%	4%

Customer vehicles under SelectCare on-demand (6)	9,300	7,800	7,100	19%	31%

Total vehicles serviced	244,300	242,200	240,800	1%	1%

———————————

(1)	Generally comprised of Class 1 through Class 7 type vehicles with a Gross Vehicle Weight (GVW) up to 33,000 pounds.

(2)	Generally comprised of over the road on highway tractors and are primarily comprised of Class 8 type vehicles with a GVW of over 33,000 pounds.

(3)	Generally comprised of dry, flatbed and refrigerated type trailers.

(4)
Includes 4,800 UK trailers (3,000 ChoiceLease and 1,800 commercial rental), 5,300 UK trailers (3,300 ChoiceLease and 2,000 commercial rental) and 5,700 UK trailers (3,700 ChoiceLease and 2,000 commercial rental) as of March 31, 2017, December 31, 2016, and March 31, 2016, respectively.

(5)	Excludes customer vehicles under SelectCare on-demand contracts.

(6)
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table provides a breakdown of our non-revenue earning equipment included in our global fleet count (number of units rounded to nearest hundred):

				Change
	March 31, 2017	December 31, 2016	March 31, 2016	March 2017/Dec. 2016	March 2017/March 2016
Not yet earning revenue (NYE)	2,700	1,700	2,400	59%	13%
No longer earning revenue (NLE):
Units held for sale	6,700	7,500	8,600	(11)	(22)
Other NLE units	6,200	4,400	4,800	41	29
Total	15,600	13,600	15,800	15%	(1)%

NYE units represent new vehicles on hand that are being prepared for deployment to a lease customer or into the rental fleet. Preparations include activities such as adding lift gates, paint, decals, cargo area and refrigeration equipment. NYE units increased 13% compared to March 31, 2016, reflecting lease fleet growth and the redeployment of more used vehicles to fulfill lease sales in the prior year. NLE units represent vehicles held for sale and vehicles for which no revenue has been earned in the previous 30 days. Accordingly, these vehicles may be temporarily out of service, being prepared for sale or awaiting redeployment. NLE units decreased 1% compared to March 31, 2016, reflecting lower used vehicle inventories, partially offset by a higher number of units being prepared for sale. We expect NLE levels to decline through the end of the year as a result of lower expected used vehicle inventories and a decline in units being prepared for sale.

Dedicated Transportation Solutions

	Three months ended March 31,		Change
	2017	2016	2017/2016
	(Dollars in thousands)
DTS total revenue (1)	$266,674	244,842	9%

DTS operating revenue (2)	$193,356	190,273	2%

DTS EBT	$11,279	14,268	(21)%
DTS EBT as a % of DTS total revenue	4.2%	5.8%	(160) bps
DTS EBT as a % of DTS operating revenue (2)	5.8%	7.5%	(170) bps

Memo:
Average fleet	8,200	8,000	3%
————————————

(1)	Includes intercompany fuel sales from FMS to DTS.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table summarizes the components of the change in DTS revenue on a percentage basis versus the prior year:

	Three months ended March 31, 2017
	Total	Operating (1)
Organic, including price and volume	7%	2%
Fuel	2	—
Net increase	9%	2%
  ————————————

(1)
Non-GAAP financial measure. A reconciliation of DTS total revenue to DTS operating revenue, as well as the reasons why management believes this measure is important to investors is included in the "Non-GAAP Financial Measures" section of this MD&A.

In the first quarter of 2017, DTS total revenue increased 9% reflecting higher operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation) and increased subcontracted transportation resulting from new business, as well as higher fuel costs passed through to customers. DTS operating revenue increased 2% due to higher pricing and increased volumes. We expect DTS total revenue and DTS operating revenue comparisons to remain favorable through the end of the year; however, at a lower growth rate than prior year levels. DTS EBT decreased 21% in the first quarter of 2017, primarily due to higher insurance costs and higher maintenance costs on an older vehicle fleet.

Supply Chain Solutions

	Three months ended March 31,		Change
	2017	2016	2017/2016
	(Dollars in thousands)
Automotive	$148,348	129,124	15%
Technology and healthcare	62,897	57,438	10
CPG and Retail	114,055	108,602	5
Industrial and other	36,456	27,252	34
Subcontracted transportation	82,479	51,979	59
Fuel (1)	18,514	14,320	29
SCS total revenue	$462,749	388,715	19%

SCS operating revenue (2)	$361,756	322,416	12%

SCS EBT	$27,446	19,796	39%
SCS EBT as a % of SCS total revenue	5.9%	5.1%	80 bps
SCS EBT as a % of SCS operating revenue (2)	7.6%	6.1%	150 bps

Memo:
Average fleet	7,700	6,900	12%
————————————

(1)	Includes intercompany fuel sales from FMS to SCS.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table summarizes the components of the change in SCS revenue on a percentage basis versus the prior year:

	Three months ended March 31, 2017
	Total	Operating (1)
Organic, including price and volume	19%	13%
Fuel	1	—
Foreign exchange	(1)	(1)
Net increase	19%	12%
————————————

(1)
Non-GAAP financial measure. A reconciliation of SCS total revenue to SCS operating revenue, as well as the reasons why management believes this measure is important to investors is included in the "Non-GAAP Financial Measures" section of this MD&A.

In the first quarter of 2017, SCS total revenue increased 19% as growth reflects higher operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation) and increased subcontracted transportation passed through to customers resulting from new business. SCS operating revenue increased 12% in the first quarter of 2017, primarily due to increased volumes, new business and higher pricing, partially offset by a negative impact from foreign exchange. We expect SCS total revenue and SCS operating revenue comparisons to remain favorable through the end of the year; however, at a lower growth rate. SCS EBT increased 39% in the first quarter of 2017 due to increased volumes and higher pricing.

Central Support Services

	Three months ended March 31,		Change
	2017	2016	2017/2016
	(Dollars in thousands)
Human resources	$4,160	4,524	(8)%
Finance	14,796	14,774	—
Corporate services and public affairs	2,406	2,455	(2)
Information technology	21,232	19,908	7
Legal and safety	6,537	6,638	(2)
Marketing	3,432	3,710	(7)
Other	6,137	6,726	(9)
Total CSS	58,700	58,735	—
Allocation of CSS to business segments	(48,487)	(48,690)	—
Unallocated CSS	$10,213	10,045	2%

Total CSS costs were unchanged in the first quarter as higher information technology costs were offset by lower compensation-related costs. Unallocated CSS increased slightly in the first quarter to $10.2 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

FINANCIAL RESOURCES AND LIQUIDITY

Cash Flows

The following is a summary of our cash flows from continuing operations:

	Three months ended March 31,
	2017	2016
	(In thousands)
Net cash provided by (used in):
Operating activities	$331,349	368,002
Financing activities	(106,215)	60,512
Investing activities	(247,130)	(429,044)
Effect of exchange rates on cash	1,501	(3,508)
Net change in cash and cash equivalents	$(20,495)	(4,038)

Cash provided by operating activities decreased to $331 million in the three months ended March 31, 2017, compared with $368 million in 2016, due to lower earnings and higher working capital needs, partially offset by lower pension contributions. Cash used in financing activities was $106 million in the three months ended March 31, 2017, compared with cash provided from financing activities of $61 million in 2016, due to lower borrowing needs. Cash used in investing activities decreased to $247 million in the three months ended March 31, 2017, compared with $429 million in 2016, primarily due to lower payments for capital expenditures.

The following table shows our free cash flow computation:

	Three months ended March 31,
	2017	2016
	(In thousands)
Net cash provided by operating activities from continuing operations	$331,349	368,002
Sales of revenue earning equipment (1)	95,617	119,188
Sales of operating property and equipment (1)	892	1,410
Collections on direct finance leases and other items (1)	16,265	25,610
Total cash generated (2)	444,123	514,210
Purchases of property and revenue earning equipment (1)	(361,339)	(575,031)
Free cash flow (2)	$82,784	(60,821)

Memo:
Net cash (used in) provided by financing activities	$(106,215)	60,512
Net cash used in investing activities	$(247,130)	(429,044)

———————————

(1)	Included in cash flows from investing activities.

(2)
Non-GAAP financial measures. Reconciliations of net cash provided by operating activities to total cash generated and to free cash flow are set forth in this table. Refer to the “Non-GAAP Financial Measures” section of this MD&A for the reasons why management believes these measures are important to investors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table provides a summary of capital expenditures:

	Three months ended March 31,
	2017	2016
	(In thousands)
Revenue earning equipment:
ChoiceLease	$316,310	441,041
Commercial rental	93,453	33,315
	409,763	474,356
Operating property and equipment	26,342	23,189
Total capital expenditures	436,105	497,545
Changes in accounts payable related to purchases of revenue earning equipment	(74,766)	77,486
Cash paid for purchases of property and revenue earning equipment	$361,339	575,031

Capital expenditures decreased 12% to $436 million in the three months ended March 31, 2017, reflecting planned lower investments in our lease fleet, partially offset by higher planned investments to refresh our commercial rental fleet. We expect full-year 2017 capital expenditures to be approximately $2 billion. We expect to fund 2017 capital expenditures primarily with internally generated funds and additional debt financing.

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

Our debt ratings and rating outlooks at March 31, 2017, were as follows:

Rating Summary
	Short-Term	Long-Term	Outlook
Fitch Ratings	F-2	A-	Stable
Standard & Poor’s Ratings Services	A-2	BBB+	Stable
Moody’s Investors Service	P-2	Baa1	Stable (affirmed February 2017)

Cash and cash equivalents totaled $38 million as of March 31, 2017. As of March 31, 2017, approximately $18 million was held outside the U.S. and is available to fund operations and other growth of non-U.S. subsidiaries. If we decide to repatriate cash and cash equivalents held outside the U.S., we may be subject to additional U.S. income taxes and foreign withholding taxes. However, our intent is to permanently reinvest these foreign amounts outside the U.S. and our current plans do not demonstrate a need to repatriate these foreign amounts to fund our U.S. operations.

We believe that our operating cash flows, together with our access to the public unsecured bond market, commercial paper market and other available debt financing, will be adequate to meet our operating, investing and financing needs in the foreseeable future. However, there can be no assurance that unanticipated volatility and disruption in the public unsecured debt market or the commercial paper market would not impair our ability to access these markets on terms commercially acceptable to us or at all. If we cease to have access to public bonds, commercial paper and other sources of unsecured borrowings, we would meet our liquidity needs by drawing upon contractually committed lending agreements and/or by seeking other funding sources.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

As of March 31, 2017, we had the following amounts available to fund operations under the following facilities:

(In millions)
Global revolving credit facility	$660
Trade receivables program	$175

See Note 5, "Debt", in the Notes to Consolidated Condensed Financial Statements for a discussion of these debt facilities.

The following table shows the movements in our debt balance:

	Three months ended March 31,
	2017	2016
	(In thousands)
Debt balance at January 1	$5,391,274	5,502,627
Cash-related changes in debt:
Net change in commercial paper borrowings	9,513	98,580
Proceeds from issuance of medium-term notes	299,511	298,254
Proceeds from issuance of other debt instruments	179,191	—
Retirement of medium term notes	(350,000)	(300,000)
Other debt repaid	(205,671)	(12,400)
Debt issuance costs paid	(685)	(622)
	(68,141)	83,812
Non-cash changes in debt:
Fair value adjustment on notes subject to hedging	(2,056)	12,853
Addition of capital lease obligations	1,558	240
Changes in foreign currency exchange rates and other non-cash items	2,243	(92)
Total changes in debt	(66,396)	96,813
Debt balance at March 31	$5,326,225	5,599,440

In accordance with our funding philosophy, we attempt to match the aggregate average remaining re-pricing life of our debt with the aggregate average remaining re-pricing life of our assets. We utilize both fixed-rate and variable-rate debt to achieve this match and generally target a mix of 20% - 40% variable-rate debt as a percentage of total debt outstanding. The variable-rate portion of our total debt (including notional value of swap agreements) was 30% as of March 31, 2017 and December 31, 2016.
Refer to Note 5, “Debt,” in the Notes to Consolidated Condensed Financial Statements for further discussion around the global revolving credit facility, the trade receivables program, the issuance of medium-term notes under our shelf registration statement, asset-backed financing obligations and debt maturities.
Ryder’s debt to equity ratios were 256% and 263% as of March 31, 2017 and December 31, 2016, respectively. The debt to equity ratio represents total debt divided by total equity.

Pension Information

The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. We review pension assumptions regularly and we may, from time to time, make voluntary contributions to our pension plans, which exceed the amounts required by statute. In 2017, the expected total contributions to our pension plans are approximately $24 million. During the three months ended March 31, 2017, we contributed $3.7 million to our pension plans. Changes in interest rates and the market value of the securities held by the plans during 2017 could materially change, positively or negatively, the funded status of the plans and affect the level of pension expense and contributions in 2017 and beyond. See Note 11, “Employee Benefit Plans,” in the Notes to Consolidated Condensed Financial Statements for additional information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Share Repurchases and Cash Dividends

See Note 7, “Share Repurchase Programs,” in the Notes to Consolidated Condensed Financial Statements for a discussion of share repurchases.

In February 2017, our Board of Directors declared a quarterly cash dividend of $0.44 per share of common stock.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2, “Recent Accounting Pronouncements," in the Notes to Consolidated Condensed Financial Statements for a discussion of recent accounting pronouncements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

NON-GAAP FINANCIAL MEASURES

This Quarterly Report on Form 10-Q includes information extracted from consolidated condensed financial information but not required by generally accepted accounting principles (GAAP) to be presented in the financial statements. Certain elements of this information are considered “non-GAAP financial measures” as defined by SEC rules. Non-GAAP financial measures should be considered in addition to, but not as a substitute for or superior to, other measures of financial performance or liquidity prepared in accordance with GAAP. Also, our non-GAAP financial measures may not be comparable to financial measures used by other companies. We provide a reconciliation of each of these non-GAAP financial measures to the most comparable GAAP measure in this non-GAAP financial measures section. We also provide the reasons why management believes each non-GAAP financial measure is useful to investors in this section.
Specifically, we refer to the following non-GAAP financial measures in this Form 10-Q:

Non-GAAP Financial Measure	Comparable GAAP Measure
Operating Revenue Measures:
Operating Revenue	Total Revenue
FMS Operating Revenue	FMS Total Revenue
DTS Operating Revenue	DTS Total Revenue
SCS Operating Revenue	SCS Total Revenue
FMS EBT as a % of FMS Operating Revenue	FMS EBT as a % of FMS Total Revenue
DTS EBT as a % of DTS Operating Revenue	DTS EBT as a % of DTS Total Revenue
SCS EBT as a % of SCS Operating Revenue	SCS EBT as a % of SCS Total Revenue
Comparable Earnings Measures:
Comparable Earnings Before Income Tax	Earnings Before Income Tax
Comparable Earnings	Earnings from Continuing Operations
Comparable EPS	EPS from Continuing Operations
Cash Flow Measures:
Total Cash Generated and Free Cash Flow	Cash Provided by Operating Activities

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

Comparable Earnings Measures:
Comparable earnings before income tax (EBT) Comparable earnings Comparable earnings per diluted common share (EPS)
Comparable EBT, comparable earnings and comparable EPS are defined, respectively, as GAAP EBT, earnings and EPS, all from continuing operations, excluding (1) non-operating pension costs and (2) any other items that are not representative of our business operations. We believe these comparable earnings measures provide useful information to investors and allow for better year-over-year comparison of operating performance.
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
Other Items: Our comparable earnings measures also exclude other items that are not representative of our business operations as detailed in the reconciliation table below page 38. These other items vary from period to period and, in some periods, there may be no such items.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table provides a reconciliation of GAAP earnings before taxes (EBT), earnings, and earnings per diluted share (EPS) from continuing operations to comparable EBT, comparable earnings and comparable EPS from continuing operations, which was not provided within the MD&A discussion.

EBT, earnings and diluted EPS from continuing operations in the three months ended March 31, 2017 and 2016, included certain items we do not consider indicative of our business operations and have been excluded from our comparable EBT, comparable earnings and comparable diluted EPS measures. The following table lists a summary of these items, which are discussed in more detail throughout our MD&A and within the Notes to Consolidated Condensed Financial Statements:

	EBT		Earnings		Diluted EPS
	2017	2016	2017	2016	2017	2016
Three months ended March 31,	(In thousands, except per share amounts)
EBT/Earnings/EPS	$59,956	88,708	$38,279	56,185	$0.71	1.05
Non-operating pension costs	7,243	6,868	4,208	3,960	0.08	0.07
Operating tax adjustment	2,205	—	1,677	—	0.03	—
Comparable EBT/Earnings/EPS	$69,404	95,576	$44,164	60,145	$0.82	1.12

The following table provides a reconciliation of the provision for income taxes to the comparable provision for income taxes:

	Three months ended March 31,
	2017	2016
	(Dollars in thousands)
Provision for income taxes(1)	$(21,677)	(32,523)
Income tax effects of non-GAAP adjustments(1)	(3,563)	(2,908)
Comparable provision for income taxes(1)	$(25,240)	(35,431)
———————————

(1)
The comparable provision for income taxes is computed using the same methodology as the GAAP provision of income taxes. Income tax effects of non-GAAP adjustments are calculated based on statutory tax rates of the jurisdictions to which the non-GAAP adjustments related.

The following table provides a numerical reconciliation of net cash provided by operating activities to total cash generated and free cash flow for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
	2017	2016
	(In thousands)
Net cash provided by operating activities from continuing operations	$331,349	368,002
Sales of revenue earning equipment (1)	95,617	119,188
Sales of operating property and equipment (1)	892	1,410
Collections on direct finance leases and other items (1)	16,265	25,610
Total cash generated (2)	444,123	514,210
Purchases of property and revenue earning equipment (1)	(361,339)	(575,031)
Free cash flow (2)	$82,784	(60,821)

Memo:
Net cash (used in) provided by financing activities	$(106,215)	60,512
Net cash used in investing activities	$(247,130)	(429,044)
————————————

(1)	Included in cash flows from investing activities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table provides a reconciliation of total revenue to operating revenue, which was not provided within the MD&A discussion:

	Three months ended March 31,
	2017	2016
	(In thousands)
Total revenue	$1,748,163	1,629,672
Fuel	(175,255)	(140,451)
Subcontracted transportation	(127,782)	(83,208)
Operating revenue	$1,445,126	1,406,013

The following table provides a reconciliation of FMS total revenue to FMS operating revenue, which was not provided within the MD&A discussion:

	Three months ended March 31,
	2017	2016
	(In thousands)
FMS total revenue	$1,132,470	1,097,928
Fuel (1)	(170,254)	(135,604)
FMS operating revenue	$962,216	962,324

FMS EBT	$52,108	83,301
FMS EBT as a % of FMS total revenue	4.6%	7.6%
FMS EBT as a % of FMS operating revenue	5.4%	8.7%
————————————

(1)	Includes intercompany fuel sales from FMS to DTS and SCS.

The following table provides a reconciliation of DTS total revenue to DTS operating revenue, which was not provided within the MD&A discussion:

	Three months ended March 31,
	2017	2016
	(In thousands)
DTS total revenue	$266,674	244,842
Subcontracted transportation	(45,303)	(31,229)
Fuel (1)	(28,015)	(23,340)
DTS operating revenue	$193,356	190,273

DTS EBT	$11,279	14,268
DTS EBT as a % of DTS total revenue	4.2%	5.8%
DTS EBT as a % of DTS operating revenue	5.8%	7.5%
————————————

(1)	Includes intercompany fuel sales from FMS to DTS.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table provides a reconciliation of SCS total revenue to SCS operating revenue, which was not provided within the MD&A discussion:

	Three months ended March 31,
	2017	2016
	(In thousands)
SCS total revenue	$462,749	388,715
Subcontracted transportation	(82,479)	(51,979)
Fuel (1)	(18,514)	(14,320)
SCS operating revenue	$361,756	322,416

SCS EBT	$27,446	19,796
SCS EBT as a % of SCS total revenue	5.9%	5.1%
SCS EBT as a % of SCS operating revenue	7.6%	6.1%
————————————

(1)	Includes intercompany fuel sales from FMS to SCS.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

FORWARD-LOOKING STATEMENTS

Forward-looking statements (within the meaning of the Federal Private Securities Litigation Reform Act of 1995) are statements that relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends concerning matters that are not historical facts. These statements are often preceded by or include the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “could,” “should” or similar expressions. This Quarterly Report on Form 10-Q contains forward-looking statements including, but not limited to, statements regarding:

•	our expectations in our FMS business segment regarding anticipated ChoiceLease and commercial rental revenue and demand;

•	our expectations in our DTS and SCS business segments regarding anticipated operating revenue trends and growth rates;

•	our expectations of the long-term residual values of revenue earning equipment;

•	the anticipated decline in NLE vehicles in inventory through the end of the year;

•	our expectations of operating cash flow and capital expenditures through the end of 2017;

•	the adequacy of our accounting estimates and reserves for pension expense, compensation expense and employee benefit plan obligations, depreciation and residual value guarantees and income taxes;

•	the anticipated timing of payment of restructuring liabilities;

•	the adequacy of our fair value estimates of employee incentive awards under our share-based compensation plans, publicly traded debt and other debt;

•	our beliefs regarding the default risk of our direct financing lease receivables;

•	our ability to fund all of our operating, investing and financial needs for the foreseeable future through internally generated funds and outside funding sources;

•	the anticipated impact of fuel price fluctuations;

•	our expectations as to return on pension plan assets, future pension expense and estimated contributions;

•	our expectations regarding the scope, anticipated outcomes and the adequacy of our loss provisions with respect to certain claims, proceedings and lawsuits;

•	our expectations about the need to repatriate foreign cash to the U.S.;

•	our ability to access commercial paper and other available debt financing in the capital markets;

•	our expectations regarding the future use and availability of funding sources; and

•	the anticipated impact of recent accounting pronouncements.

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

•	Decreases in freight demand which would impact both our transactional and variable-based contractual business

•	Changes in our customers’ operations, financial condition or business environment that may limit their need for, or ability to purchase, our services

•	Further decreases in market demand affecting the commercial rental market and used vehicle sales as well as global economic conditions

•	Volatility in customer volumes and shifting customer demand in the industries serviced by our SCS business

•	Changes in current financial, tax or regulatory requirements that could negatively impact the leasing market

•	Competition:

•	Advances in technology may require increased investments to remain competitive, and our customers may not be willing to accept higher prices to cover the cost of these investments

•	Competition from other service providers, some of which have greater capital resources or lower capital costs, or from our customers, who may choose to provide services themselves

•	Continued consolidation in the markets in which we operate which may create large competitors with greater financial resources

•	Our inability to maintain current pricing levels due to economic conditions, demand for services, customer acceptance or competition

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

•	Profitability:

•	Our inability to obtain adequate profit margins for our services

•	Lower than expected sales volumes or customer retention levels

•	Lower ChoiceLease sales activity

•	Decreases in commercial rental fleet utilization and pricing

•	Lower than expected used vehicle sales pricing levels and fluctuations in the anticipated proportion of retail versus wholesale sales

•	Loss of key customers in our DTS and SCS business segments

•	Our inability to adapt our product offerings to meet changing consumer preferences on a cost-effective basis

•	The inability of our legacy information technology systems to provide timely access to data

•	Sudden changes in fuel prices and fuel shortages

•	Higher prices for vehicles, diesel engines and fuel as a result of new environmental standards

•	Higher than expected maintenance costs and lower than expected benefits associated with our maintenance initiatives

•	Our inability to successfully execute our asset management initiatives, maintain our fleet at normalized levels and right-size our fleet in line with demand

•	Our inability to redeploy vehicles and prepare vehicles for sale in a cost-efficient manner

•	Our key assumptions and pricing structure of our DTS and SCS contracts prove to be invalid

•	Increased unionizing, labor strikes and work stoppages

•
Difficulties in attracting and retaining drivers and technicians due to driver and technician shortages, which may result in higher costs to procure drivers and technicians and higher turnover rates affecting our customers

•	Our inability to manage our cost structure

•	Our inability to limit our exposure for customer claims

•	Unfavorable or unanticipated outcomes in legal proceedings or uncertain positions

•	Business interruptions or expenditures due to severe weather or natural occurrences

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

•	Financing Concerns:

•	Higher borrowing costs and possible decreases in available funding sources caused by an adverse change in our debt ratings

•	Unanticipated interest rate and currency exchange rate fluctuations

•	Negative funding status of our pension plans caused by lower than expected returns on invested assets and unanticipated changes in interest rates

•	Withdrawal liability as a result of our participation in multi-employer plans

•	Instability in U.S. and worldwide credit markets, resulting in higher borrowing costs and/or reduced access to credit

•	Accounting Matters:

•	Impact of unusual items resulting from ongoing evaluations of business strategies, asset or expense valuations, acquisitions, divestitures and our organizational structure

•	Reductions in residual values or useful lives of revenue earning equipment

•	Increases in compensation levels, retirement rate and mortality resulting in higher pension expense; regulatory changes affecting pension estimates, accruals and expenses

•	Increases in health care costs resulting in higher insurance costs

•	Changes in accounting rules, assumptions and accruals

•	Impact of actual insurance claim and settlement activity compared to historical loss development factors used to project future development

•	Other risks detailed from time to time in our SEC filings including our 2016 annual report on Form 10-K.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to Ryder’s exposures to market risks since December 31, 2016. Please refer to the 2016 Annual Report on Form 10-K for a complete discussion of Ryder’s exposures to market risks.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the first quarter of 2017, we carried out an evaluation, under the supervision and with the participation of management, including Ryder’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the first quarter of 2017, Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective.

Changes in Internal Controls over Financial Reporting

During the three months ended March 31, 2017, there were no changes in Ryder’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect such internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases we made of our common stock during the three months ended March 31, 2017:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Anti-Dilutive Program (2)
January 1 through January 31, 2017	1,625	$78.06	—	1,463,702
February 1 through February 28, 2017	243,911	76.09	220,764	1,242,938
March 1 through March 31, 2017	169	74.47	—	1,242,938
Total	245,705	$76.10	220,764
 ————————————

(1)
During the three months ended March 31, 2017, we purchased an aggregate of 24,941 shares of our common stock in employee-related transactions. Employee-related transactions may include: (i) shares of common stock withheld as payment for the exercise price of options exercised or to satisfy the employees' tax withholding liability associated with our share-based compensation programs and (ii) open-market purchases by the trustee of Ryder’s deferred compensation plans relating to investments by employees in our stock, one of the investment options available under the plans.

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

ITEM 6. EXHIBITS

Exhibit Number	Description
10.4(cc)	Form of Terms and Conditions applicable to 2017 annual cash incentive awards granted under the Amended and Restated Ryder System, Inc. 2012 Equity and Incentive Compensation Plan

10.4(dd)	Form of Terms and Conditions applicable to non-qualified stock options granted under the Amended and Restated Ryder System, Inc. 2012 Equity and Incentive Compensation Plan

10.4(ee)	Form of Terms and Conditions applicable to performance-based restricted stock rights under the Amended and Restated Ryder System, Inc. 2012 Equity and Incentive Compensation Plan

10.4(ff)	Form of Terms and Conditions applicable to restricted stock rights granted under the Amended and Restated Ryder System, Inc. 2012 Equity and Incentive Compensation Plan

10.4(gg)	Form of Terms and Conditions applicable to restricted stock units granted under the Amended and Restated Ryder System, Inc. 2012 Equity and Incentive Compensation Plan

12.1	Calculation of Ratio of Earnings to Fixed Charges

31.1	Certification of Robert E. Sanchez pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Art A. Garcia pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32	Certification of Robert E. Sanchez and Art A. Garcia pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYDER SYSTEM, INC.
(Registrant)

Date: April 25, 2017	By:	/s/ Art A. Garcia
Art A. Garcia
Executive Vice President and Chief Financial Officer
(Principal Financial & Accounting Officer)