Form 10-Q
period 2017-06-30
RYDER SYSTEM INC
filed 2017-07-26
CIK 85961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑        NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☑        NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The number of shares of Ryder System, Inc. Common Stock ($0.50 par value per share) outstanding at June 30, 2017 was 52,983,373.

RYDER SYSTEM, INC.
FORM 10-Q QUARTERLY REPORT

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(In thousands, except per share amounts)
Lease and rental revenues	$797,014	798,387	$1,564,604	1,566,141
Services revenue	871,027	785,791	1,722,894	1,544,918
Fuel services revenue	125,173	119,566	253,879	222,357
Total revenues	1,793,214	1,703,744	3,541,377	3,333,416

Cost of lease and rental	578,389	555,302	1,157,151	1,107,792
Cost of services	734,764	646,129	1,448,844	1,277,843
Cost of fuel services	121,604	115,478	247,454	214,379
Other operating expenses	27,406	27,796	58,677	57,947
Selling, general and administrative expenses	201,626	207,028	403,387	411,431
Non-operating pension costs	6,587	15,420	13,917	22,230
Used vehicle sales, net	15,322	(12,000)	14,542	(31,129)
Interest expense	34,852	37,268	69,738	75,157
Miscellaneous income, net	(8,028)	(5,456)	(12,981)	(7,721)
	1,712,522	1,586,965	3,400,729	3,127,929
Earnings from continuing operations before income taxes	80,692	116,779	140,648	205,487
Provision for income taxes	29,349	42,737	51,026	75,260
Earnings from continuing operations	51,343	74,042	89,622	130,227
Loss from discontinued operations, net of tax	(527)	(292)	(657)	(683)
Net earnings	$50,816	73,750	$88,965	129,544

Earnings (loss) per common share — Basic
Continuing operations	$0.97	1.39	$1.69	2.45
Discontinued operations	(0.01)	(0.01)	(0.01)	(0.01)
Net earnings	$0.96	1.39	$1.68	2.43

Earnings (loss) per common share — Diluted
Continuing operations	$0.97	1.38	$1.68	2.43
Discontinued operations	(0.01)	(0.01)	(0.01)	(0.01)
Net earnings	$0.96	1.38	$1.67	2.42

Cash dividends declared per common share	$0.44	0.41	$0.88	0.82

See accompanying notes to Consolidated Condensed Financial Statements.

Note: EPS amounts may not be additive due to rounding.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(In thousands)

Net earnings	$50,816	73,750	$88,965	129,544

Other comprehensive income (loss):

Changes in currency translation adjustment and other	27,601	(32,264)	43,343	(18,578)

Amortization of pension and postretirement items	7,672	7,446	15,781	14,870
Income tax expense related to amortization of pension and postretirement items	(2,467)	(2,479)	(5,512)	(5,187)
Amortization of pension and postretirement items, net of tax	5,205	4,967	10,269	9,682

Change in net actuarial loss and prior service cost	20	(17,367)	20	(17,367)
Income tax benefit related to change in net actuarial loss and prior service cost	180	6,345	180	6,345
Change in net actuarial loss and prior service cost, net of taxes	200	(11,022)	200	(11,022)

Other comprehensive income (loss), net of taxes	33,006	(38,319)	53,812	(19,918)

Comprehensive income	$83,822	35,431	$142,777	109,626
See accompanying notes to Consolidated Condensed Financial Statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)

	June 30, 2017	December 31, 2016
	(Dollars in thousands, except per share amount)
Assets:
Current assets:
Cash and cash equivalents	$55,363	58,801
Receivables, net of allowance of $12,100 and $14,915, respectively	916,631	831,947
Inventories	67,239	69,529
Prepaid expenses and other current assets	137,455	141,280
Total current assets	1,176,688	1,101,557
Revenue earning equipment, net	8,206,841	8,147,722
Operating property and equipment, net of accumulated depreciation of $1,167,152 and $1,128,040, respectively	762,404	745,870
Goodwill	387,922	386,772
Intangible assets, net of accumulated amortization of $54,463 and $51,578, respectively	45,676	48,249
Direct financing leases and other assets	545,253	472,284
Total assets	$11,124,784	10,902,454

Liabilities and shareholders’ equity:
Current liabilities:
Short-term debt and current portion of long-term debt	$588,852	791,410
Accounts payable	536,443	445,470
Accrued expenses and other current liabilities	492,069	507,189
Total current liabilities	1,617,364	1,744,069
Long-term debt	4,795,992	4,599,864
Other non-current liabilities	866,003	817,565
Deferred income taxes	1,739,326	1,688,681
Total liabilities	9,018,685	8,850,179

Shareholders’ equity:
Preferred stock, no par value per share — authorized, 3,800,917; none outstanding, June 30, 2017 or December 31, 2016	—	—
Common stock, $0.50 par value per share — authorized, 400,000,000; outstanding, June 30, 2017 — 52,983,373; December 31, 2016 — 53,463,118	26,492	26,732
Additional paid-in capital	1,032,688	1,032,549
Retained earnings	1,827,139	1,827,026
Accumulated other comprehensive loss	(780,220)	(834,032)
Total shareholders’ equity	2,106,099	2,052,275
Total liabilities and shareholders’ equity	$11,124,784	10,902,454
See accompanying notes to Consolidated Condensed Financial Statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2017	2016
	(In thousands)
Cash flows from operating activities from continuing operations:
Net earnings	$88,965	129,544
Less: Loss from discontinued operations, net of tax	(657)	(683)
Earnings from continuing operations	89,622	130,227
Depreciation expense	621,020	581,043
Used vehicle sales, net	14,542	(31,129)
Amortization expense and other non-cash charges, net	17,058	9,177
Non-operating pension costs and share-based compensation expense	23,979	32,231
Deferred income tax expense	43,009	67,031
Changes in operating assets and liabilities:
Receivables	(75,093)	(39,071)
Inventories	2,524	(2,633)
Prepaid expenses and other assets	(1,115)	(18,734)
Accounts payable	7,666	68,584
Accrued expenses and other non-current liabilities	(11,517)	(33,702)
Net cash provided by operating activities from continuing operations	731,695	763,024

Cash flows from financing activities:
Net change in commercial paper borrowings and revolving credit facilities	329,268	162,105
Debt proceeds	575,528	298,254
Debt repaid	(925,999)	(328,416)
Dividends on common stock	(47,250)	(44,261)
Common stock issued	6,007	6,259
Common stock repurchased	(58,228)	(21,899)
Debt issuance costs	(1,285)	(2,995)
Net cash (used in) provided by financing activities	(121,959)	69,047

Cash flows from investing activities:
Purchases of property and revenue earning equipment	(855,252)	(1,120,182)
Sales of revenue earning equipment	202,033	245,681
Sales of operating property and equipment	3,960	6,322
Collections on direct finance leases and other items	32,829	43,957
Changes in restricted cash	259	886
Net cash used in investing activities	(616,171)	(823,336)

Effect of exchange rate changes on cash	3,352	(3,415)
(Decrease)/Increase in cash and cash equivalents from continuing operations	(3,083)	5,320

Decrease in cash and cash equivalents from discontinued operations	(355)	(301)

(Decrease)/Increase in cash and cash equivalents	(3,438)	5,019
Cash and cash equivalents at January 1	58,801	60,945
Cash and cash equivalents at June 30	$55,363	65,964
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

2. RECENT ACCOUNTING PRONOUNCEMENTS

Share-Based Compensation

In May 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The amendments in this update are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. We will adopt the standard as of January 1, 2018, on a prospective basis. We do not expect this standard to have an impact on our consolidated financial position, results of operations or cash flows.

Employee Benefits Plans

In March 2017, the FASB issued ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires an employer to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. The standard is effective January 1, 2018, with early adoption as of January 1, 2017 permitted. We adopted the standard during the first quarter of 2017 and recorded the other components of net benefit cost within "Non-operating pension costs" in the Consolidated Condensed Statements of Earnings for both the current and prior year periods.

Intangibles - Goodwill and Other

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment (Topic 350), which requires an entity to perform a one-step quantitative impairment test, whereby a goodwill impairment loss will be measured as the excess of a reporting unit’s carrying amount over its fair value (not to exceed the total goodwill allocated to that reporting unit). It eliminates the current two-step goodwill impairment test, under which a goodwill impairment loss is measured by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The standard is effective January 1, 2020, with early adoption as of January 1, 2017 permitted. We adopted the standard during the first quarter of 2017 and it did not have an impact on our consolidated financial position, results of operations or cash flows.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

Statement of Cash Flows

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. In November 2016, the FASB issued additional guidance related to the statement of cash flows, which requires companies to explain the change during the period in the total of cash, cash equivalents, and restricted cash or restricted cash equivalents. The standard is effective January 1, 2018, with early adoption permitted. We will adopt the standard as of January 1, 2018, on a retrospective basis. We do not expect this standard to have a material impact on the presentation of our consolidated cash flows.

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases. The standard requires lessees to classify leases as either finance or operating leases. This classification will determine whether the related expense will be recognized based on asset amortization and interest on the obligation or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. We do not expect the lessee requirements to have a material impact upon adoption of this standard on our consolidated financial position, results of operations or cash flows.

The new standard requires lessors to separate the lease component from the non-lease component (e.g., maintenance services) and provides more guidance on how to identify and separate the components. The lease component will be accounted for using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The non-lease component will be accounted for in accordance with the revenue recognition guidance in ASU No. 2014-09. The adoption of the new lease standard will primarily impact our ChoiceLease product line, which includes a vehicle lease as well as maintenance and other services related to the vehicle. We will generally continue to recognize revenue for the lease portion of the product line on a straight-line basis. Revenue from maintenance services will be recognized at the time the maintenance services are performed, which will generally require the deferral of some portion of the customer's lease payments when received, as maintenance services are not performed evenly over the life of a ChoiceLease contract. We will adopt the standard effective January 1, 2019, using the modified retrospective transition method. Upon adoption, we will record a cumulative-effect adjustment to recognize deferred revenue on the opening balance sheet for 2017 and restate all prior periods presented (2017 and 2018). We continue to evaluate the impact of adoption of this standard on our consolidated financial position, results of operations and cash flows.

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which together with related, subsequently issued guidance, requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This standard will primarily impact our lease revenue from our ChoiceLease product line, specifically the non-lease component (mainly maintenance services) of the product line. In June 2017, the FASB provided further clarification guidance on the interaction of the transition provisions of the new revenue standard and the new lease standard. Based on this clarification, we will continue to apply the existing lease accounting guidance to our lease revenue upon adoption of the revenue standard. We will adopt the revenue standard on January 1, 2018, using the full retrospective transition method. With respect to other revenue sources, we do not expect the adoption of this standard to have a material impact on our consolidated financial position, results of operations or cash flows.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

3. REVENUE EARNING EQUIPMENT

	June 30, 2017			December 31, 2016
	Cost	Accumulated Depreciation	Net Book Value(1)	Cost	Accumulated Depreciation	Net Book Value(1)
	(In thousands)
Held for use:
ChoiceLease	$9,693,006	(3,200,466)	6,492,540	$9,486,977	(3,031,937)	6,455,040
Commercial rental	2,532,681	(942,127)	1,590,554	2,499,010	(935,346)	1,563,664
Held for sale	495,334	(371,587)	123,747	494,355	(365,337)	129,018
Total	$12,721,021	(4,514,180)	8,206,841	$12,480,342	(4,332,620)	8,147,722
 ————————————

(1)
Revenue earning equipment, net includes vehicles acquired under capital leases of $36 million, less accumulated depreciation of $18 million, at June 30, 2017, and $43 million, less accumulated depreciation of $22 million, at December 31, 2016.

We lease revenue earning equipment to customers for periods typically ranging from three to seven years for trucks and tractors and up to ten years for trailers. The majority of our leases are classified as operating leases. However, some of our revenue earning equipment leases are classified as direct financing leases and, to a lesser extent, sales-type leases. As of June 30, 2017 and December 31, 2016, the net investment in direct financing and sales-type leases was $439 million and $409 million, respectively. Our direct financing lease customers operate in a wide variety of industries, and we have no significant customer concentrations in any one industry. We assess credit risk for all of our customers including those who lease equipment under direct financing leases prior to signing a ChoiceLease contract. For those customers who are designated as high risk, we typically require deposits to be paid in advance in order to mitigate our credit risk. Additionally, our receivables are collateralized by the vehicles which further mitigates our credit risk.

As of June 30, 2017 and December 31, 2016, the amount of direct financing lease receivables past due was not significant, and there were no impaired receivables. Accordingly, we do not believe there is a material risk of default with respect to the direct financing lease receivables.

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

The following table presents our assets held for sale that are measured at fair value on a nonrecurring basis and considered a Level 3 fair value measurement:

			Total Losses (2)
	June 30,		Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016	2017	2016
	(In thousands)
Assets held for sale:
Revenue earning equipment (1):
Trucks	$9,026	13,749	$10,927	2,570	$16,727	4,314
Tractors	23,726	51,795	12,134	9,206	17,317	14,088
Trailers	2,852	3,015	2,605	775	3,173	1,437

Total assets at fair value	$35,604	68,559	$25,666	12,551	$37,217	19,839
 ————————————

(1)
Assets held for sale in the above table only include the portion of revenue earning equipment held for sale where net book values exceeded fair values and fair value adjustments were recorded. The net book value of assets held for sale not exceeding fair value was $88 million and $60 million as of June 30, 2017 and 2016, respectively.

(2)	Total losses represent fair value adjustments for all vehicles reclassified to held for sale throughout the period for which fair value was less than net book value.

For the three and six months ended June 30, 2017 and 2016, the components of gains on used vehicles, net were as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(In thousands)
Gains on vehicle sales, net	$(10,344)	(24,551)	$(22,675)	(50,968)
Losses from fair value adjustments	25,666	12,551	37,217	19,839
Used vehicle sales, net	$15,322	(12,000)	$14,542	(31,129)

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

4. GOODWILL

The carrying amount of goodwill attributable to each reportable business segment was as follows:

	Fleet Management Solutions	Supply Chain Solutions	Dedicated Transportation Solutions	Total
	(In thousands)
Balance at January 1, 2017:
Goodwill	228,832	40,808	146,353	415,993
Accumulated impairment losses	(10,322)	—	(18,899)	(29,221)
	218,510	40,808	127,454	386,772
Foreign currency translation adjustments	943	—	207	1,150
Balance at June 30, 2017:
Goodwill	229,775	40,808	146,560	417,143
Accumulated impairment losses	(10,322)	—	(18,899)	(29,221)
	219,453	40,808	127,661	387,922

We assess goodwill for impairment on April 1st of each year or more often if deemed necessary. In the second quarter of 2017, we completed our annual goodwill impairment test. We performed qualitative assessments for three reporting units, which considered individual factors such as macroeconomic conditions, changes in our industry and the markets in which we operate as well as our historical and expected future financial performance. After performing the qualitative assessments, we concluded it was more likely than not that fair value is greater than the carrying value and determined there was no impairment.

We performed quantitative assessments on our other two reporting units, including FMS Europe, and determined there was no impairment. We estimated the fair value of the reporting units using a discounted cash flow model. The principal assumptions used in the discounted cash flow model are projected operating results, weighted-average cost of capital, and terminal value. As of April 1, 2017, there was $14 million of goodwill recorded in FMS Europe. Based on discounted cash flows, we determined the fair value of the FMS Europe reporting unit exceeded its carrying value by over 25% resulting in no impairment to goodwill. Due to this reporting unit's relatively low headroom, in the event that the financial performance of the reporting unit does not meet our expectations during 2017, we may be required to perform an interim impairment analysis with respect to the carrying value of goodwill for this reporting unit prior to our next annual test, and based on the outcome of that analysis, could be required to take a non-cash impairment charge as a result of any such test.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

5. ACCRUED EXPENSES AND OTHER LIABILITIES

	June 30, 2017			December 31, 2016
	Accrued Expenses	Non-Current Liabilities	Total	Accrued Expenses	Non-Current Liabilities	Total
	(In thousands)
Salaries and wages	$83,016	—	83,016	$90,913	—	90,913
Deferred compensation	3,802	52,021	55,823	2,992	46,541	49,533
Pension benefits	3,823	460,551	464,374	3,796	451,940	455,736
Other postretirement benefits	1,512	19,023	20,535	1,506	19,459	20,965
Other employee benefits	17,071	2,625	19,696	29,358	5,854	35,212
Insurance obligations (1)	130,833	268,160	398,993	127,470	234,336	361,806
Operating taxes	94,140	—	94,140	92,150	—	92,150
Income taxes	683	25,267	25,950	4,197	23,174	27,371
Interest	27,054	—	27,054	27,277	—	27,277
Customer deposits	64,193	4,188	68,381	61,225	4,569	65,794
Deferred revenue	16,675	—	16,675	14,064	—	14,064
Other	49,267	34,168	83,435	52,241	31,692	83,933
Total	$492,069	866,003	1,358,072	$507,189	817,565	1,324,754
 ————————————

(1)	Insurance obligations are primarily comprised of self-insured claim liabilities.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

6. DEBT

	Weighted-Average Interest Rate
	June 30, 2017	December 31, 2016	Maturities	June 30, 2017	December 31, 2016
				(In thousands)
Short-term debt and current portion of long-term debt:
Short-term debt	1.39%	1.07%		$136,016	177,629
Current portion of long-term debt				452,836	613,781
Total short-term debt and current portion of long-term debt				588,852	791,410
Long-term debt:
U.S. commercial paper (1)	1.29%	0.87%	2020	724,618	342,480
Global revolving credit facility	—%	2.06%	2020	—	4,703
Unsecured U.S. notes — Medium-term notes (1)	2.71%	2.67%	2017-2025	3,713,858	4,113,421
Unsecured U.S. obligations	2.45%	2.19%	2018	50,000	50,000
Unsecured foreign obligations	1.50%	1.55%	2017-2020	223,707	232,092
Asset-backed U.S. obligations (2)	1.85%	1.80%	2017-2024	527,476	459,876
Capital lease obligations	3.29%	3.17%	2017-2023	22,894	24,184
Total before fair market value adjustment				5,262,553	5,226,756
Fair market value adjustment on notes subject to hedging (3)				100	1,110
Debt issuance costs				(13,825)	(14,221)
				5,248,828	5,213,645
Current portion of long-term debt				(452,836)	(613,781)
Long-term debt				4,795,992	4,599,864
Total debt				$5,384,844	5,391,274
 ————————————

(1)	Amounts are net of unamortized original issue discounts of $7 million at June 30, 2017 and December 31, 2016.

(2)	Asset-backed U.S. obligations are related to financing transactions involving revenue earning equipment.

(3)	The notional amount of the executed interest rate swaps designated as fair value hedges was $675 million and $825 million at June 30, 2017 and December 31, 2016, respectively.

We maintain a $1.2 billion global revolving credit facility with a syndicate of twelve lending institutions led by Bank of America N.A., Bank of Tokyo-Mitsubishi UFJ, Ltd., BNP Paribas, Mizuho Corporate Bank, Ltd., Royal Bank of Canada, Lloyds Bank Plc, U.S. Bank National Association and Wells Fargo Bank, N.A. The facility expires in January 2020. The agreement provides for annual facility fees which range from 7.5 basis points to 25 basis points based on Ryder's long-term credit ratings. The annual facility fee is currently 10 basis points, which applies to the total facility size of $1.2 billion.

The credit facility is used primarily to finance working capital but can also be used to issue up to $75 million in letters of credit (there were no letters of credit outstanding against the facility at June 30, 2017). At our option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. The credit facility contains no provisions limiting its availability in the event of a material adverse change to Ryder’s business operations; however, the credit facility does contain standard representations and warranties, events of default, cross-default provisions and certain affirmative and negative covenants.

In order to maintain availability of funding, we must maintain a ratio of debt to consolidated net worth of less than or equal to 300%. Net worth, as defined in the credit facility, represents shareholders' equity excluding any accumulated other comprehensive income or loss associated with our pension and other postretirement plans. The ratio at June 30, 2017 was 198%. At June 30, 2017, there was $339 million available under the credit facility.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

Our global revolving credit facility enables us to refinance short-term obligations on a long-term basis. Short-term commercial paper obligations not expected to require the use of working capital are classified as long-term obligations, as we have both the intent and ability to refinance on a long-term basis. In addition, we have the intent and ability to refinance the current portion of certain long-term debt on a long-term basis. At June 30, 2017, we classified $725 million of short-term commercial paper and $50 million of the current portion of long-term debt as long-term debt. At December 31, 2016, we classified $342 million of short-term commercial paper and $350 million of the current portion of long-term debt as long-term debt.

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

In June 2017, we received $98 million from financing transactions backed by a portion of our revenue earning equipment. The proceeds from these transactions were used for general corporate purposes. We have provided end of term guarantees for the residual value of the revenue earning equipment in these transactions. The transaction proceeds, along with the end of term residual value guarantees, have been included within "asset-backed U.S. obligations" in the preceding table.

We have a trade receivables purchase and sale program, pursuant to which we sell certain of our domestic trade accounts receivable to a bankruptcy remote, consolidated subsidiary of Ryder, that in turn sells, on a revolving basis, an ownership interest in certain of these accounts receivable to a committed purchaser. The subsidiary is considered a VIE and is consolidated based on our control of the entity’s activities. We use this program to provide additional liquidity to fund our operations, particularly when it is cost effective to do so. The costs under the program may vary based on changes in interest rates. The available proceeds that may be received under the program are limited to $175 million. The program was renewed in October 2016. If no event occurs which causes early termination, the 364-day program will expire on October 23, 2017. The program contains provisions restricting its availability in the event of a material adverse change to our business operations or the collectibility of the collateralized receivables. Sales of receivables under this program are accounted for as secured borrowings based on our continuing involvement in the transferred assets. No amounts were outstanding under the program at June 30, 2017 or December 31, 2016.

At June 30, 2017 and December 31, 2016, we had letters of credit and surety bonds outstanding totaling $358 million and $354 million, respectively, which primarily guarantee the payment of insurance claims.

The fair value of total debt (excluding capital lease and asset-backed U.S. obligations) at June 30, 2017 and December 31, 2016 was approximately $4.91 billion and $4.97 billion, respectively. For publicly-traded debt, estimates of fair value were based on market prices. For other debt, fair value was estimated based on a model-driven approach using rates currently available to us for debt with similar terms and remaining maturities. The fair value measurements of our publicly-traded debt and other debt were classified within Level 2 of the fair value hierarchy. The carrying amounts reported in the Consolidated Condensed Balance Sheets for “Cash and cash equivalents,” “Receivables, net” and “Accounts payable” approximate fair value because of the immediate or short-term maturities of these financial instruments.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

7. DERIVATIVES

From time to time, we enter into interest rate derivative contracts to manage our fixed and variable interest rate exposure and to better align the repricing of debt instruments to that of our portfolio of assets. We assess the risk that changes in interest rates will have either on the fair value of debt obligations or on the amount of future interest payments by monitoring changes in interest rate exposures and by evaluating hedging opportunities. We regularly monitor interest rate risk attributable to both our outstanding and forecasted debt obligations as well as any offsetting hedge positions. This risk management process involves the use of analytical techniques, including cash flow sensitivity analyses, to estimate the expected impact of changes in interest rates on our future cash flows.

As of June 30, 2017, we had interest rate swaps outstanding, which are designated as fair value hedges for certain debt obligations, with a total notional value of $675 million and maturities through 2020. Interest rate swaps are measured at fair value on a recurring basis using Level 2 fair value inputs. The fair value amounts of the interest rate swaps are recorded in "Direct financing leases and other assets" and "Other non-current liabilities" in our Consolidated Condensed Balance Sheets. As of June 30, 2017, these amounts are not material to our consolidated financial position or results of operations and have not changed significantly from the amounts reported at December 31, 2016. Changes in the fair value of our interest rate swaps were offset by changes in the fair value of the hedged debt instruments. Accordingly, there was no ineffectiveness related to the interest rate swaps.

8. SHARE REPURCHASE PROGRAMS

In December 2015, our Board of Directors authorized a share repurchase program intended to mitigate the dilutive impact of shares issued under our employee stock plans (the program).  Under the program, management is authorized to repurchase (i) up to 1.5 million shares of common stock, the sum of which will not exceed the number of shares issued to employees under Ryder's employee stock plans from December 1, 2015 to December 9, 2017,  plus (ii) 0.5 million shares issued to employees that were not repurchased under Ryder's previous share repurchase program.  The program limits aggregate share repurchases to no more than 2 million shares of Ryder common stock.  Share repurchases of common stock are made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. Management may establish prearranged written plans for Ryder under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the program, which allow for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan.

During the six months ended June 30, 2017 and June 30, 2016, we repurchased approximately 828,000 shares for $58.2 million and 322,000 shares for $21.9 million, respectively.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

9. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following summary sets forth the components of accumulated other comprehensive loss, net of tax:

	Currency Translation Adjustments and Other	Net Actuarial Loss (1)	Prior Service (Cost)/ Credit (1)	Accumulated Other Comprehensive Loss
	(In thousands)
December 31, 2016	$(206,610)	(620,292)	(7,130)	(834,032)
Amortization	—	10,159	110	10,269
Other current period change	43,343	200	—	43,543
June 30, 2017	$(163,267)	(609,933)	(7,020)	(780,220)

	Currency Translation Adjustments and Other	Net Actuarial Loss (1)	Prior Service Credit (1)	Accumulated Other Comprehensive Loss
	(In thousands)
December 31, 2015	$(136,020)	(576,993)	278	(712,735)
Amortization	—	9,754	(72)	9,682
Other current period change	(18,578)	(5,597)	(5,425)	(29,600)
June 30, 2016	$(154,598)	(572,836)	(5,219)	(732,653)
_______________________

(1)	These amounts are included in the computation of net pension expense. See Note 12, "Employee Benefit Plans," for further information.

The gain from currency translation adjustments in the six months ended June 30, 2017 of $43.3 million was primarily due to the strengthening of the British Pound and the Canadian Dollar against the U.S. Dollar. The loss from currency translation adjustments in the six months ended June 30, 2016 of $18.6 million was due to the weakening of the British Pound against the U.S. Dollar, partially offset by the strengthening of the Canadian Dollar against the U.S. Dollar.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

10. EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per common share from continuing operations:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(In thousands, except per share amounts)
Earnings per share — Basic:
Earnings from continuing operations	$51,343	74,042	$89,622	130,227
Less: Earnings allocated to unvested stock	(186)	(235)	(317)	(398)
Earnings from continuing operations available to common shareholders — Basic	$51,157	73,807	$89,305	129,829

Weighted average common shares outstanding — Basic	52,663	53,057	52,804	53,067

Earnings from continuing operations per common share — Basic	$0.97	1.39	$1.69	2.45

Earnings per share — Diluted:
Earnings from continuing operations	$51,343	74,042	$89,622	130,227
Less: Earnings allocated to unvested stock	(186)	(234)	(317)	(397)
Earnings from continuing operations available to common shareholders — Diluted	$51,157	73,808	$89,305	129,830

Weighted average common shares outstanding — Basic	52,663	53,057	52,804	53,067
Effect of dilutive equity awards	244	320	348	303
Weighted average common shares outstanding — Diluted	52,907	53,377	53,152	53,370

Earnings from continuing operations per common share — Diluted	$0.97	1.38	$1.68	2.43

Anti-dilutive equity awards not included above	1,231	699	911	928

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

The following table provides information on share-based compensation expense and income tax benefits recognized during the periods:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(In thousands)
Stock option and stock purchase plans	$1,953	1,904	$3,858	3,777
Unvested stock	3,154	3,209	6,204	6,224
Share-based compensation expense	5,107	5,113	10,062	10,001
Income tax benefit	(1,760)	(1,715)	(3,482)	(3,370)
Share-based compensation expense, net of tax	$3,347	3,398	$6,580	6,631

The following table is a summary of compensation expense recognized for market-based cash awards in addition to the share-based compensation expense reported in the previous table:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(In thousands)
Cash awards	$44	177	$121	328

Total unrecognized pre-tax compensation expense related to all share-based compensation arrangements at June 30, 2017 was $29.2 million and is expected to be recognized over a weighted-average period of 2.1 years.

The following table is a summary of the awards granted under the Plans during the periods presented:

	Six months ended June 30,
	2017	2016
	(Shares in thousands)
Stock options	465	513
Market-based restricted stock rights	46	34
Performance-based restricted stock rights	79	45
Time-vested restricted stock rights	107	129
Total	697	721

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

12. EMPLOYEE BENEFIT PLANS

Components of net pension expense were as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(In thousands)
Pension Benefits
Company-administered plans:
Service cost	$3,017	3,005	$6,266	6,405
Interest cost	21,426	27,093	42,915	49,332
Expected return on plan assets	(22,712)	(22,667)	(45,190)	(45,752)
Amortization of:
Net actuarial loss	8,077	8,600	16,527	16,565
Prior service cost	121	2,740	266	2,740
	9,929	18,771	20,784	29,290
Union-administered plans	2,621	2,406	5,123	4,728
Net pension expense	$12,550	21,177	$25,907	34,018

Company-administered plans:
U.S.	$10,547	19,263	$21,858	30,437
Non-U.S.	(618)	(492)	(1,074)	(1,147)
	9,929	18,771	20,784	29,290
Union-administered plans	2,621	2,406	5,123	4,728
Net pension expense	$12,550	21,177	$25,907	34,018

During the six months ended June 30, 2017, we contributed $7.2 million to our pension plans. In 2017, the expected total contributions to our pension plans are approximately $23 million. We also maintain other postretirement benefit plans that are not reflected in the above table. The amount of postretirement benefit expense was not material for the three or six months ended June 30, 2017.

During the second quarter of 2016, we determined that certain pension benefit improvements made in 2009 had not been fully reflected in our projected benefit obligation. Because the amounts were not material to our consolidated financial statements in any individual period, and the cumulative amount was not material to 2016 results, we recognized a one-time, non-cash charge of $7.7 million in "Selling, general and administrative expenses" and a $12.8 million pre-tax increase to “Accumulated other comprehensive loss” in our second quarter 2016 consolidated condensed financial statements to correctly state the pension benefit obligation and account for these 2009 benefit improvements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

13. OTHER ITEMS IMPACTING COMPARABILITY

Our primary measure of segment performance as shown in Note 16, "Segment Reporting," excludes certain items we do not believe are representative of the ongoing operations of the segment. Excluding these items from our segment measure of performance allows for better year over year comparison:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(In thousands)
Operating tax adjustment	$—	—	$2,205	—
Restructuring	(2,574)	—	(2,574)	—
Pension-related adjustments (1)	—	7,650	—	7,650
Restructuring and other items, net	$(2,574)	7,650	$(369)	7,650
_______________

(1)	Refer to Note 12, Employee Benefit Plans for additional information.

During the second quarter of 2017, we realized restructuring credits of $2.6 million related to the gains on sale of certain UK facilities that were closed as part of prior year restructuring activities. These items were reflected within "Miscellaneous income, net" in our Consolidated Condensed Statement of Earnings.

During the first quarter of 2017, we determined that certain operating tax expenses related to prior periods had not been recognized in prior period earnings. We recorded a one-time charge of $2.2 million within “Selling, general and administrative expenses” in our Consolidated Condensed Statement of Earnings as the impact of the adjustment was not material to our consolidated condensed financial statements in any individual prior period, and the cumulative amount was not material to the first quarter 2017 results.

14. OTHER MATTERS

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

15. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information was as follows:

	Six months ended June 30,
	2017	2016
	(In thousands)
Interest paid	$66,188	71,141
Income taxes paid	9,086	10,233
Changes in accounts payable related to purchases of revenue earning equipment	77,717	(105,480)
Operating and revenue earning equipment acquired under capital leases	3,424	777

16. SEGMENT REPORTING

Our operating segments are aggregated into reportable business segments based upon similar economic characteristics, products, services, customers and delivery methods. We report our financial performance in three business segments: (1) Fleet Management Solutions (FMS), which provides leasing, commercial rental and maintenance of trucks, tractors and trailers to customers principally in the U.S., Canada and the U.K.; (2) Dedicated Transportation Solutions (DTS), which provides vehicles and drivers as part of a dedicated transportation solution in the U.S.; and (3) Supply Chain Solutions (SCS), which provides comprehensive supply chain solutions including distribution and transportation services in North America and Asia. Dedicated transportation services provided as part of an integrated, multi-service, supply chain solution to SCS customers are reported in the SCS business segment.

Our primary measurement of segment financial performance, defined as segment “Earnings Before Tax” (EBT) from continuing operations, includes an allocation of Central Support Services (CSS) and excludes non-operating pension costs and restructuring and other items, net, as discussed in Note 13, "Other Items Impacting Comparability." CSS represents those costs incurred to support all business segments, including human resources, finance, corporate services, public affairs, information technology, health and safety, legal, marketing and corporate communications. The objective of the EBT measurement is to provide clarity on the profitability of each segment and, ultimately, to hold leadership of each segment accountable for their allocated share of CSS costs. Certain costs are considered to be overhead not attributable to any segment and remain unallocated in CSS. Included among the unallocated overhead remaining within CSS are the costs for investor relations, public affairs and certain executive compensation. CSS costs attributable to the business segments are predominantly allocated to FMS, DTS and SCS as follows:

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

The following tables set forth financial information for each of our segments and provide a reconciliation between segment EBT and earnings from continuing operations before income taxes for the three and six months ended June 30, 2017 and 2016. Segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented.

	FMS	DTS	SCS	Eliminations	Total
	(In thousands)
For the three months ended June 30, 2017
Revenue from external customers	$1,049,878	272,612	470,724	—	1,793,214
Inter-segment revenue	113,701	—	—	(113,701)	—
Total revenue	$1,163,579	272,612	470,724	(113,701)	1,793,214

Segment EBT	$68,090	14,849	25,858	(12,373)	96,424
Unallocated CSS					(11,719)
Non-operating pension costs (1)					(6,587)
Restructuring and other items, net					2,574
Earnings from continuing operations before income taxes					$80,692

Segment capital expenditures paid (2)	$480,340	343	7,136	—	487,819
Unallocated CSS capital expenditures paid					6,094
Capital expenditures paid					$493,913

For the three months ended June 30, 2016
Revenue from external customers	$1,043,430	258,262	402,052	—	1,703,744
Inter-segment revenue	108,083	—	—	(108,083)	—
Total revenue	$1,151,513	258,262	402,052	(108,083)	1,703,744

Segment EBT	$111,155	16,460	28,362	(12,766)	143,211
Unallocated CSS					(11,012)
Non-operating pension costs (1)					(7,770)
Pension-related charge (3)					(7,650)
Earnings from continuing operations before income taxes					$116,779

Segment capital expenditures paid (2)	$502,040	363	37,139	—	539,542
Unallocated CSS capital expenditures paid					5,609
Capital expenditures paid					$545,151
 ————————————

(1)
Non-operating pension costs include the amortization of net actuarial loss and prior service costs, interest cost and expected return on plan assets components of pension and postretirement benefit costs.

(2)	Excludes revenue earning equipment acquired under capital leases.

(3)
During the second quarter of 2016, we determined that certain pension benefit improvements made in 2009 were not fully reflected in our projected benefit obligation. We recognized a charge of $7.7 million related to these benefit improvements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

	FMS	DTS	SCS	Eliminations	Total
	(In thousands)
For the six months ended June 30, 2017
Revenue from external customers	$2,068,618	539,286	933,473	—	3,541,377
Inter-segment revenue	227,431	—	—	(227,431)	—
Total revenue	$2,296,049	539,286	933,473	(227,431)	3,541,377

Segment EBT	$120,280	26,122	53,307	(23,589)	176,120
Unallocated CSS					(21,924)
Non-operating pension costs (1)					(13,917)
Restructuring and other items, net					369
Earnings from continuing operations before income taxes					$140,648

Segment capital expenditures paid (2)	$824,695	1,111	18,134	—	843,940
Unallocated CSS capital expenditures paid					11,312
Capital expenditures paid					$855,252

For the six months ended June 30, 2016
Revenue from external customers	$2,039,545	503,104	790,767	—	3,333,416
Inter-segment revenue	209,896	—	—	(209,896)	—
Total revenue	$2,249,441	503,104	790,767	(209,896)	3,333,416

Segment EBT	$194,047	30,716	48,149	(24,510)	248,402
Unallocated CSS					(20,685)
Non-operating pension costs (1)					(14,580)
Pension-related charge (3)					(7,650)
Earnings from continuing operations before income taxes					$205,487

Segment capital expenditures paid (2)	$1,062,325	880	44,462	—	1,107,667
Unallocated CSS capital expenditures paid					12,515
Capital expenditures paid					$1,120,182
 ————————————

(1)
Non-operating pension costs include the amortization of net actuarial loss and prior service costs, interest cost and expected return on plan assets components of pension and postretirement benefit costs.

(2)	Excludes revenue earning equipment acquired under capital leases.

(3)
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

Ryder System, Inc. (Ryder) is a global leader in transportation and supply chain management solutions. We report our financial performance based on three segments: (1) Fleet Management Solutions (FMS), which provides leasing, commercial rental, and maintenance of trucks, tractors and trailers to customers principally in the U.S., Canada and the U.K.; (2) Dedicated Transportation Solutions (DTS), which provides vehicles and drivers as part of a dedicated transportation solution in the U.S.; and (3) Supply Chain Solutions (SCS), which provides comprehensive supply chain solutions including distribution and transportation services in North America and Asia. Dedicated transportation services provided as part of an integrated, multi-service, supply chain solution to SCS customers are reported in the SCS business segment.

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

In 2016, we expanded our full service lease product line to provide lease customers additional flexibility, choice and control in fleet management, and we renamed this lease product line "ChoiceLease." Our ChoiceLease product line allows customers to select the level of maintenance they prefer in their leases, from full service or total bumper-to-bumper coverage to on demand or pay-as-you-go maintenance. We also combined our historical contract maintenance and our contract-related maintenance product offerings into a new product line "SelectCare." Our SelectCare product line allows customers to select the level of maintenance to keep their fleet running properly, as well as the option to choose where they want their service delivered. Beginning in 2017, FMS is using these new product names in its reporting.

This MD&A includes certain non-GAAP financial measures.  Please refer to the “Non-GAAP Financial Measures” section of this MD&A for information on the non-GAAP measures included in the MD&A, reconciliations to the most comparable GAAP financial measure and the reasons why we believe each measure is useful to investors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Operating results were as follows:

	Three months ended June 30,		Six months ended June 30,		Change 2017/2016
	2017	2016	2017	2016	Three Months	Six Months
	(In thousands, except per share amounts)
Total revenue	$1,793,214	1,703,744	$3,541,377	3,333,416	5%	6%
Operating revenue (1)	1,483,189	1,449,713	2,928,315	2,855,726	2%	3%

EBT	$80,692	116,779	$140,648	205,487	(31)%	(32)%
Comparable EBT (2)	84,705	132,199	154,196	227,717	(36)%	(32)%
Earnings from continuing operations	51,343	74,042	89,622	130,227	(31)%	(31)%
Comparable earnings from continuing operations (2)	53,097	83,307	97,262	143,481	(36)%	(32)%
Net earnings	50,816	73,750	88,965	129,544	(31)%	(31)%

Earnings per common share (EPS) — Diluted
Continuing operations	$0.97	1.38	$1.68	2.43	(30)%	(31)%
Comparable (2)	1.00	1.56	1.82	2.68	(36)%	(32)%
Net earnings	0.96	1.38	1.67	2.42	(30)%	(31)%
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

Total revenue and operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation) increased 5% and 2%, respectively, in the second quarter of 2017. For the first half of 2017, total revenue increased 6% and operating revenue increased 3%. Total revenue in both periods increased due to higher operating revenue and increased subcontracted transportation passed through to customers, reflecting new business and higher volumes, as well as higher fuel costs passed through to customers. Total revenue growth was partially offset by negative impacts from foreign exchange. Operating revenue in both periods increased due to higher revenue in the SCS and DTS business segments and higher ChoiceLease revenue, partially offset by lower commercial rental revenue and negative impacts from foreign exchange.

EBT decreased 31% and 32% in the second quarter and first half of 2017, respectively, primarily reflecting lower used vehicle sales and rental results.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

CONSOLIDATED RESULTS

Lease and Rental

	Three months ended June 30,		Six months ended June 30,		Change 2017/2016
	2017	2016	2016	2015	Three Months	Six Months
	(Dollars in thousands)
Lease and rental revenues	$797,014	798,387	$1,564,604	1,566,141	—%	—%
Cost of lease and rental	578,389	555,302	1,157,151	1,107,792	4%	4%
Gross margin	218,625	243,085	407,453	458,349	(10)%	(11)%
Gross margin %	27%	30%	26%	29%

Lease and rental revenues represent revenue from our ChoiceLease and commercial rental product offerings within our FMS segment. Revenues were approximately $797 million and $1.56 billion in the second quarter and first half of 2017, respectively, relatively consistent with the second quarter and first half of 2016. For 2017, higher ChoiceLease revenue, driven by growth in the ChoiceLease fleet and higher prices on replacement vehicles, was offset by lower commercial rental revenue reflecting lower demand and, to a lesser extent, a negative impact from foreign exchange. Foreign exchange negatively impacted revenue growth by 100 basis points in both periods.

Cost of lease and rental represents the direct costs related to lease and rental revenues. These costs consist of depreciation of revenue earning equipment, maintenance costs (primarily repair parts and labor), and other costs such as licenses, insurance and operating taxes. Cost of lease and rental excludes interest costs from vehicle financing. Cost of lease and rental increased 4% in both the second quarter and first half of 2017, primarily due to higher depreciation and maintenance costs from a 3% larger average lease fleet as well as higher maintenance costs on certain older model year vehicles. Cost of lease and rental was also impacted by accelerated depreciation on vehicles expected to be made available for sale through June 2018 of $8 million in the second quarter and $17 million in the first half of 2017. These increases were partially offset by lower depreciation on a 6% smaller average rental fleet. Cost of lease and rental also increased $1 million in the second quarter of 2017 and $2 million in the first half of 2017, due to changes in estimated residual values effective January 1, 2017. Foreign exchange reduced cost of lease and rental by 100 basis points in both periods.

Lease and rental gross margin decreased 10% in the second quarter and 11% in the first half of 2017. Lease and rental gross margin as a percentage of revenue decreased to 27% in the second quarter and 26% in the first half of 2017. The decrease in gross margin dollars in the three and six months ended June 30, 2017, was due to lower commercial rental demand, higher maintenance costs on certain older model year vehicles and accelerated depreciation. The decrease in gross margin dollars as a percentage of revenue in the three and six months ended June 30, 2017, was primarily due to higher maintenance costs on certain older model year vehicles and accelerated depreciation.

Services

	Three months ended June 30,		Six months ended June 30,		Change 2017/2016
	2017	2016	2017	2016	Three Months	Six Months
	(Dollars in thousands)
Services revenue	$871,027	785,791	$1,722,894	1,544,918	11%	12%
Cost of services	734,764	646,129	1,448,844	1,277,843	14%	13%
Gross margin	136,263	139,662	274,050	267,075	(2)%	3%
Gross margin %	16%	18%	16%	17%

Services revenue represents all the revenues associated with our DTS and SCS segments, as well as SelectCare and fleet support services associated with our FMS segment. Services revenue increased 11% in the second quarter and 12% in the first half of 2017 due to increased volumes, new business and higher pricing in the DTS and SCS segments. Services revenue also benefited from higher fuel costs passed through to our customers. Foreign exchange negatively impacted revenue growth by 100 basis points in both periods.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Cost of services represents the direct costs related to services revenue and is primarily comprised of salaries and employee-related costs, subcontracted transportation (purchased transportation from third parties), fuel, vehicle liability costs and maintenance costs. Cost of services increased 14% in the second quarter and 13% in the first half of 2017 due to higher volumes and higher fuel costs in SCS and DTS and higher vehicle maintenance costs on certain older model year vehicles in DTS. Cost of services also increased in the first half of 2017 due to higher insurance costs in DTS. Foreign exchange reduced cost of services by 100 basis points in both periods.

Services gross margin decreased 2% in the second quarter and increased 3% in the first half of 2017. Services gross margin as a percentage of revenue decreased to 16% in both the second quarter and first half of 2017. The decrease in gross margin dollars in the second quarter, reflects lower operating performance on certain SCS contracts in the start-up phase, as well as increased maintenance costs on certain older model year vehicles and higher insurance costs in DTS. The increase in gross margin dollars in the first half of 2017, reflects benefits from increased volumes and higher pricing in our SCS segment, partially offset by higher vehicle maintenance costs on certain older model year vehicles and higher insurance costs in DTS. The decline in gross margin as a percentage of revenue reflects higher vehicle maintenance and insurance costs in DTS in the second quarter and first half of 2017.

Fuel

	Three months ended June 30,		Six months ended June 30,		Change 2017/2016
	2017	2016	2017	2016	Three Months	Six Months
	(Dollars in thousands)
Fuel services revenue	$125,173	119,566	$253,879	222,357	5%	14%
Cost of fuel services	121,604	115,478	247,454	214,379	5%	15%
Gross margin	3,569	4,088	6,425	7,978	(13)%	(19)%
Gross margin %	3%	3%	3%	4%

Fuel services revenue represents fuel services provided to our FMS customers. Fuel services revenue increased 5% in the second quarter of 2017 and 14% in the first half of 2017, primarily due to higher fuel prices passed through to customers.

Cost of fuel services includes the direct costs associated with providing our customers with fuel. These costs include fuel, salaries and employee-related costs of fuel island attendants and depreciation of our fueling facilities and equipment. Cost of fuel services increased 5% in the second quarter and 15% in the first half of 2017 as a result of higher fuel prices.

Fuel services gross margin decreased 13% in the second quarter and 19% in the first half of 2017. Fuel services gross margin as a percentage of revenue remained at 3% in the second quarter and decreased to 3% in the first half of 2017 compared to the same periods of 2016. Fuel is largely a pass-through to customers for which we realize minimal changes in margin during periods of steady market fuel prices. However, fuel services margin is impacted by sudden increases or decreases in market fuel prices during a short period of time, as customer pricing for fuel is established based on trailing market fuel costs.

	Three months ended June 30,		Six months ended June 30,		Change 2017/2016
	2017	2016	2017	2016	Three Months	Six Months
	(In thousands)
Other operating expenses	$27,406	27,796	$58,677	57,947	(1)%	1%

Other operating expenses include costs related to our owned and leased facilities within the FMS segment, such as facility depreciation, rent, purchased insurance, utilities and taxes. These facilities are utilized to provide maintenance to our ChoiceLease, rental, and SelectCare customers. Other operating expenses decreased slightly to $27.4 million in the second quarter and increased to $58.7 million in the first half of 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

	Three months ended June 30,		Six months ended June 30,		Change 2017/2016
	2017	2016	2017	2016	Three Months	Six Months
	(Dollars in thousands)
Selling, general and administrative expenses (SG&A)	$201,626	207,028	$403,387	411,431	(3)%	(2)%
Percentage of total revenue	11%	12%	11%	12%

SG&A expenses in the second quarter of 2017 and the first half of 2017 decreased 3% and 2% respectively, due to lower compensation-related expenses and favorable impacts from foreign exchange, partially offset by higher information technology costs and professional fees. Foreign exchange reduced the growth in SG&A expenses by 100 basis points. SG&A expenses as a percentage of total revenue decreased to 11% in both periods.

	Three months ended June 30,		Six months ended June 30,		Change 2017/2016
	2017	2016	2017	2016	Three Months	Six Months
	(Dollars in thousands)
Non-operating pension costs	$6,587	15,420	13,917	22,230	(57)%	(37)%

Non-operating pension costs includes the components of our net periodic benefit cost other than service cost. These components include interest cost, expected return on plan assets, amortization of actuarial loss and prior service cost. Non-operating pension costs decreased $8.8 million in the second quarter and $8.3 million in the first half of 2017 from the respective prior year periods, primarily due to a one-time charge of $7.7 million in the second quarter of 2016 to fully reflect pension benefit improvements made in 2009 in our pension benefit obligation.

	Three months ended June 30,		Six months ended June 30,		Change 2017/2016
	2017	2016	2017	2016	Three Months	Six Months
	(Dollars in thousands)
Used vehicle sales, net	$(15,322)	12,000	$(14,542)	31,129	(228)%	(147)%

Used vehicle sales, net includes gains from sales of used vehicles as well as the selling costs associated with used vehicles and write-downs of vehicles to fair market values. Used vehicle sales, net decreased to a loss of $15.3 million in the second quarter of 2017 and $14.5 million in the first half of 2017, primarily due to a drop in the market value of trucks and tractors, which resulted in lower gains on sales and greater fair market value write-downs on vehicles held for sale. Global average proceeds per unit in the second quarter decreased from the prior year reflecting a 16% decrease in tractor proceeds per unit and a 14% decrease in truck proceeds per unit. Global proceeds per unit in the first half of 2017 decreased from the prior year reflecting a 17% decrease in trucks proceeds per unit and a 16% decrease in tractor proceeds per unit.

	Three months ended June 30,		Six months ended June 30,		Change 2017/2016
	2017	2016	2017	2016	Three Months	Six Months
	(Dollars in thousands)
Interest expense	$34,852	37,268	$69,738	75,157	(6)%	(7)%
Effective interest rate	2.6%	2.7%	2.6%	2.7%

Interest expense decreased 6% in the second quarter of 2017 and 7% in the first half of 2017, reflecting lower average outstanding debt and a lower effective interest rate. The decrease in average outstanding debt reflects lower planned vehicle capital spending. The lower effective interest rate in 2017 reflects the replacement of higher interest rate debt with debt issuances at lower rates.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

	Three months ended June 30,		Six months ended June 30,		Change 2017/2016
	2017	2016	2017	2016	Three Months	Six Months
	(Dollars in thousands)
Miscellaneous income, net	$8,028	5,456	$12,981	7,721	47%	68%

Miscellaneous income, net consists of investment income on securities used to fund certain benefit plans, interest income, gains from sales of operating property, foreign currency transaction gains and other non-operating items. The increase in the second quarter and first half of 2017 is driven by increased rabbi trust investment income, gains on sales of properties of $2.6 million in the second quarter and $3.3 million in the first half of 2017, and recoveries from business interruption claims of $2.1 million and $3.0 million in the second quarter and first half of 2017, respectively.

	Three months ended June 30,		Six months ended June 30,		Change 2017/2016
	2017	2016	2017	2016	Three Months	Six Months
	(Dollars in thousands)
Provision for income taxes	$29,349	42,737	$51,026	75,260	(31)%	(32)%
Effective tax rate from continuing operations	36.4%	36.6%	36.3%	36.6%

Provision for income taxes decreased 31% in the second quarter of 2017 and 32% in the first half of 2017. The decrease in the provision for income taxes reflects lower taxable earnings.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

OPERATING RESULTS BY SEGMENT

	Three months ended June 30,		Six months ended June 30,		Change 2017/2016
	2017	2016	2017	2016	Three Months	Six Months
	(Dollars in thousands)
Total Revenue:
Fleet Management Solutions	$1,163,579	1,151,513	$2,296,049	2,249,441	1%	2%
Dedicated Transportation Solutions	272,612	258,262	539,286	503,104	6	7
Supply Chain Solutions	470,724	402,052	933,473	790,767	17	18
Eliminations	(113,701)	(108,083)	(227,431)	(209,896)	5	8
Total	$1,793,214	1,703,744	$3,541,377	3,333,416	5%	6%
Operating Revenue: (1)
Fleet Management Solutions	$998,565	995,238	$1,960,781	1,957,562	—%	—%
Dedicated Transportation Solutions	199,772	194,292	393,128	384,565	3	2
Supply Chain Solutions	358,714	331,558	720,470	653,974	8	10
Eliminations	(73,862)	(71,375)	(146,064)	(140,375)	3	4
Total	$1,483,189	1,449,713	$2,928,315	2,855,726	2%	3%
EBT:
Fleet Management Solutions	$68,090	111,155	$120,280	194,047	(39)%	(38)%
Dedicated Transportation Solutions	14,849	16,460	26,122	30,716	(10)	(15)
Supply Chain Solutions	25,858	28,362	53,307	48,149	(9)	11
Eliminations	(12,373)	(12,766)	(23,589)	(24,510)	(3)	(4)
	96,424	143,211	176,120	248,402	(33)	(29)
Unallocated Central Support Services	(11,719)	(11,012)	(21,924)	(20,685)	6	6
Non-operating pension costs	(6,587)	(7,770)	(13,917)	(14,580)	(15)	(5)
Restructuring and other items, net	2,574	(7,650)	369	(7,650)	NM	NM
Earnings from continuing operations before income taxes	$80,692	116,779	$140,648	205,487	(31)%	(32)%
  ————————————

(1)
Non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section of this MD&A for a reconciliation of total revenue to operating revenue, and segment total revenue to segment operating revenue for FMS, DTS and SCS, as well as the reasons why management believes these measures are important to investors.

As part of management’s evaluation of segment operating performance, we define the primary measurement of our segment financial performance as “Earnings Before Taxes” (EBT) from continuing operations, which includes an allocation of Central Support Services (CSS), and excludes non-operating pension costs and restructuring and other items, net discussed in Note 16, "Segment Reporting," in the Notes to Consolidated Condensed Financial Statements. CSS represents those costs incurred to support all segments, including human resources, finance, corporate services and public affairs, information technology, health and safety, legal, marketing and corporate communications.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table sets forth equipment contribution included in EBT for our DTS and SCS segments:

	Three months ended June 30,		Six months ended June 30,		Change 2017/2016
	2017	2016	2017	2016	Three Months	Six Months
	(Dollars in thousands)
Equipment Contribution:
Dedicated Transportation Solutions	$7,557	8,449	$14,212	16,167	(11)%	(12)%
Supply Chain Solutions	4,816	4,317	9,377	8,343	12	12
Total (1)	$12,373	12,766	$23,589	24,510	(3)%	(4)%
———————————

(1)	Total amount is included in FMS EBT.

The decrease in DTS equipment contribution for the three and six months ended June 30, 2017 is primarily driven by higher maintenance costs on an older vehicle fleet used in DTS operations. The increase in SCS equipment contribution for the three and six months ended June 30, 2017 is primarily driven by increased volumes.

The following table sets forth items excluded from our segment EBT measure and their classification within our Consolidated Condensed Statements of Earnings:

		Three months ended June 30,		Six months ended June 30,
Description	Classification	2017	2016	2017	2016
		(In thousands)
Non-operating pension costs (1)	Non-operating pension costs	$(6,587)	(7,770)	$(13,917)	(14,580)
Operating tax adjustment (2)	SG&A	—	—	(2,205)	—
Restructuring (2)	Miscellaneous income, net	2,574	—	2,574	—
Pension-related adjustments (3)	Non-operating pension costs	—	(7,650)	—	(7,650)
		$(4,013)	(15,420)	$(13,548)	(22,230)
———————————

(1)	See Note 16 , “Segment Reporting ," in the Notes to Consolidated Condensed Financial Statements for a discussion of adjustments.

(2)	See Note 13, “Other Items Impacting Comparability,” in the Notes to Consolidated Condensed Financial Statements for a discussion of adjustments.

(3)	See Note 12, “Employee Benefit Plans,” in the Notes to Consolidated Condensed Financial Statements for a discussion of adjustments.

Fleet Management Solutions

	Three months ended June 30,		Six months ended June 30,		Change 2017/2016
	2017	2016	2017	2016	Three Months	Six Months
	(Dollars in thousands)
ChoiceLease	$662,462	646,347	$1,318,774	1,269,210	2%	4%
SelectCare	117,384	113,870	230,993	228,257	3	1
Commercial Rental	199,332	214,599	373,338	419,436	(7)	(11)
Other	19,387	20,422	37,676	40,659	(5)	(7)
Fuel services revenue	165,014	156,275	335,268	291,879	6	15
FMS total revenue (1)	$1,163,579	1,151,513	$2,296,049	2,249,441	1%	2%

FMS operating revenue (2)	$998,565	995,238	$1,960,781	1,957,562	—	—

FMS EBT	$68,090	111,155	$120,280	194,047	(39)%	(38)%
FMS EBT as a % of FMS total revenue	5.9%	9.7%	5.2%	8.6%	(380) bps	(340) bps
FMS EBT as a % of FMS operating revenue (2)	6.8%	11.2%	6.1%	9.9%	(440) bps	(380) bps
————————————

(1)	Includes intercompany fuel sales from FMS to DTS and SCS.

(2)
Non-GAAP financial measures. Reconciliations of FMS total revenue to FMS operating revenue, FMS EBT as a % of FMS total revenue to FMS EBT as a % of FMS operating revenue, as well as the reasons why management believes these measures are important to investors are included in the “Non-GAAP Financial Measures” section of this MD&A.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table summarizes the components of the change in FMS revenue on a percentage basis versus the prior year:

	Three months ended June 30, 2017		Six months ended June 30, 2017
	Total	Operating (1)	Total	Operating (1)
Organic, including price and volume	1%	1%	1%	1%
Fuel	1	—	2	—
Foreign exchange	(1)	(1)	(1)	(1)
Net increase	1%	—%	2%	—%
  ————————————

(1)
Non-GAAP financial measure. A reconciliation of FMS total revenue to FMS operating revenue as well as the reasons why management believes this measure is important to investors is included in the "Non-GAAP Financial Measures" section of this MD&A.

FMS total revenue increased to $1.16 billion in the second quarter and increased to $2.30 billion in the first half of 2017 due to higher FMS operating revenue (a non-GAAP measure excluding fuel) and fuel services revenue, partially offset by negative impacts from foreign exchange. FMS operating revenue remained unchanged in the second quarter and the first half of 2017, as a result of organic growth, primarily in the ChoiceLease product line, offset by lower commercial rental revenue and negative impacts from foreign exchange. In the second quarter and first half of 2017, foreign exchange negatively impacted both total revenue and operating revenue growth by 100 basis points.

ChoiceLease revenue increased 2% in the second quarter and 4% in the first half of 2017, reflecting a larger average fleet size and higher prices on replacement vehicles. Foreign exchange negatively impacted ChoiceLease revenue growth by 100 basis points in the second quarter and first half of 2017. We expect favorable ChoiceLease revenue comparisons to continue through the end of the year based on sales activity. Commercial rental revenue decreased 7% in the second quarter and 11% in the first half of 2017 due to lower demand. We expect unfavorable commercial rental revenue comparisons through the end of the year based on the weak demand environment. SelectCare revenue increased 3% in the second quarter and 1% in the first half of 2017, due to new business and increased volumes, partially offset by negative impacts from foreign exchange.

The following table provides commercial rental statistics on our global fleet:

	Three months ended June 30,		Six months ended June 30,		Change 2017/2016
	2017	2016	2017	2016	Three Months	Six Months
	(Dollars in thousands)
Rental revenue from non-lease customers	$127,529	134,767	$233,966	255,469	(5)%	(8)%
Rental revenue from lease customers (1)	$71,803	79,832	$139,372	163,967	(10)%	(15)%
Average commercial rental power fleet size — in service (2), (3)	29,200	31,800	29,400	32,400	(8)%	(9)%
Commercial rental utilization — power fleet (2)	75.6%	74.7%	71.4%	72.5%	90 bps	(110) bps
————————————

(1)	Represents revenue from rental vehicles provided to our existing ChoiceLease customers, generally in place of a lease vehicle.

(2)	Number of units rounded to nearest hundred and calculated using quarterly average unit counts.

(3)	Excluding trailers.

FMS EBT decreased 39% in the second quarter of 2017, primarily reflecting lower used vehicle sales and, to a lesser extent, commercial rental results, as well as $8 million of accelerated depreciation on vehicles expected to be made available for sale through June 2018 and higher maintenance costs on certain older model year vehicles. FMS EBT decreased 38% in the first half of 2017, due to lower used vehicle sales and commercial rental results, as well as accelerated depreciation on vehicles expected to be made available for sale through June 2018 of $17 million. Used vehicle sales results decreased due to lower pricing, which resulted in lower gains on sales and greater fair market value write-downs on vehicles held for sale. Commercial rental results declined from lower demand in both periods. Second quarter commercial rental results were favorably impacted by a 90 basis point improvement. However, first half results were negatively impacted by a 110 basis point decline in utilization. ChoiceLease results benefited from growth in the average lease fleet size. ChoiceLease and commercial rental results were negatively impacted by $1 million of higher depreciation in the second quarter and $2 million in the first half of 2017, due to residual value changes implemented January 1, 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Our global fleet of revenue earning equipment and SelectCare vehicles including vehicles under on-demand maintenance is summarized as follows (number of units rounded to the nearest hundred):

				Change
	June 30, 2017	December 31, 2016	June 30, 2016	Jun. 2017/Dec. 2016	Jun. 2017/Jun. 2016
End of period vehicle count
By type:
Trucks (1)	75,500	73,300	73,100	3%	3%
Tractors (2)	66,100	67,900	68,700	(3)	(4)
Trailers (3), (4)	42,600	42,800	42,300	—	1
Other	1,200	1,100	1,400	9	(14)
Total	185,400	185,100	185,500	—%	—%

By ownership:
Owned	184,000	183,700	183,900	—%	—%
Leased	1,400	1,400	1,600	—	(13)
Total	185,400	185,100	185,500	—%	—%

By product line: (4)
ChoiceLease	137,200	136,500	134,300	1%	2%
Commercial rental	37,400	37,800	38,700	(1)	(3)
Service vehicles and other	3,300	3,300	3,400	—	(3)
Active units	177,900	177,600	176,400	—	1
Held for sale	7,500	7,500	9,100	—	(18)
Total	185,400	185,100	185,500	—%	—%

Customer vehicles under SelectCare contracts	51,700	49,000	50,200	6%	3%

Total vehicles serviced	237,100	234,100	235,700	1%	1%

Quarterly average vehicle count
By product line:
ChoiceLease	138,000	136,500	133,800	1%	3%
Commercial rental	37,400	37,800	39,600	(1)	(6)
Service vehicles and other	3,400	3,400	3,400	—	—
Active units	178,800	177,700	176,800	1	1
Held for sale	6,800	7,500	8,800	(9)	(23)
Total	185,600	185,200	185,600	—%	—%

Customer vehicles under SelectCare contracts	51,200	49,200	49,700	4%	3%

Customer vehicles under SelectCare on-demand (5)	9,800	7,800	7,600	26%	29%

Total vehicles serviced	246,600	242,200	242,900	2%	2%

Year-to-date average vehicle count
By product line:
ChoiceLease	137,500	134,400	133,200	2%	3%
Commercial rental	37,400	39,200	40,300	(5)	(7)
Service vehicles and other	3,400	3,400	3,400	—	—
Active units	178,300	177,000	176,900	1	1
Held for sale	6,900	8,400	8,600	(18)	(20)
Total	185,200	185,400	185,500	—%	—%

Customer vehicles under SelectCare contracts (5)	50,700	49,200	48,900	3%	4%
Customer vehicles under SelectCare on-demand (6)	15,900	21,000	14,700	(24)%	8%
Total vehicles serviced	251,800	255,600	249,100	(1)%	1%
———————————

(1)	Generally comprised of Class 1 through Class 7 type vehicles with a Gross Vehicle Weight (GVW) up to 33,000 pounds.

(2)	Generally comprised of over the road on highway tractors and are primarily comprised of Class 8 type vehicles with a GVW of over 33,000 pounds.

(3)	Generally comprised of dry, flatbed and refrigerated type trailers.

(4)
Includes 4,700 UK trailers (2,900 ChoiceLease and 1,800 commercial rental), 5,300 UK trailers (3,300 ChoiceLease and 2,000 commercial rental) and 5,300 UK trailers (3,400 ChoiceLease and 1,900 commercial rental) as of June 30, 2017, December 31, 2016, and June 30, 2016, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table provides a breakdown of our non-revenue earning equipment included in our global fleet count (number of units rounded to nearest hundred):

				Change
	June 30, 2017	December 31, 2016	June 30, 2016	Jun. 2017/Dec. 2016	Jun. 2017/Jun. 2016
Not yet earning revenue (NYE)	2,500	1,700	2,200	47%	14%
No longer earning revenue (NLE):
Units held for sale	7,500	7,500	9,100	—	(18)
Other NLE units	4,000	4,400	3,500	(9)	14
Total	14,000	13,600	14,800	3%	(5)%

NYE units represent new vehicles on hand that are being prepared for deployment to a lease customer or into the rental fleet. Preparations include activities such as adding lift gates, paint, decals, cargo area and refrigeration equipment. NLE units represent vehicles held for sale and vehicles for which no revenue has been earned in the previous 30 days. Accordingly, these vehicles may be temporarily out of service, being prepared for sale or awaiting redeployment. NLE units decreased compared to June 30, 2016, reflecting lower used vehicle inventories, partially offset by a higher number of units being prepared for sale. We expect NLE levels to decline through the end of the year.

Dedicated Transportation Solutions

	Three months ended June 30,		Six months ended June 30,		Change 2017/2016
	2017	2016	2017	2016	Three Months	Six Months
	(Dollars in thousands)
DTS total revenue (1)	$272,612	258,262	$539,286	503,104	6%	7%

DTS operating revenue (2)	$199,772	194,292	$393,128	384,565	3%	2%

DTS EBT	$14,849	16,460	$26,122	30,716	(10)%	(15)%
DTS EBT as a % of DTS total revenue	5.4%	6.4%	4.8%	6.1%	(100) bps	(130) bps
DTS EBT as a % of DTS operating revenue (2)	7.4%	8.5%	6.6%	8.0%	(110) bps	(140) bps

Memo:
Average fleet	8,200	8,200	8,200	8,100	—%	1%
————————————

(1)	Includes intercompany fuel sales from FMS to DTS.

(2)
Non-GAAP financial measures. Reconciliations of DTS total revenue to DTS operating revenue, DTS EBT as a % of DTS total revenue to DTS EBT as a % of DTS operating revenue, as well as the reasons why management believes these measures are important to investors are included in the “Non-GAAP Financial Measures” section of this MD&A.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table summarizes the components of the change in DTS revenue on a percentage basis versus the prior year:

	Three months ended June 30, 2017		Six months ended June 30, 2017
	Total	Operating (1)	Total	Operating (1)
Organic, including price and volume	5%	3%	6%	2%
Fuel	1	—	1	—
Net increase	6%	3%	7%	2%
  ————————————

(1)
Non-GAAP financial measure. A reconciliation of DTS total revenue to DTS operating revenue, as well as the reasons why management believes this measure is important to investors is included in the "Non-GAAP Financial Measures" section of this MD&A.

In the second quarter of 2017, DTS total revenue and operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation) increased 6% and 3%, respectively, primarily due to new business. DTS EBT decreased 10% in the second quarter of 2017, primarily due to higher vehicle maintenance costs on certain older model year vehicles as well as higher insurance premium costs.

In the first half of 2017, DTS total and operating revenue increased 7% and 2%, respectively, due to new business and higher pricing. We expect DTS total revenue and DTS operating revenue comparisons to remain favorable through the end of the year. DTS EBT decreased 15% in the first half of 2017, primarily due to higher maintenance costs on certain older model year vehicles and higher insurance costs.

Supply Chain Solutions

	Three months ended June 30,		Six months ended June 30,		Change 2017/2016
	2017	2016	2017	2016	Three Months	Six Months
	(Dollars in thousands)
Automotive	$135,912	137,174	$284,260	266,298	(1)%	7%
Technology and healthcare	63,656	58,275	126,553	115,713	9	9
CPG and Retail	120,602	105,372	234,657	213,974	14	10
Industrial and other	38,544	30,737	75,000	57,989	25	29
Subcontracted transportation	95,107	54,675	177,586	106,654	74	67
Fuel (1)	16,903	15,819	35,417	30,139	7	18
SCS total revenue	$470,724	402,052	$933,473	790,767	17%	18%

SCS operating revenue (2)	$358,714	331,558	$720,470	653,974	8%	10%

SCS EBT	$25,858	28,362	$53,307	48,149	(9)%	11%
SCS EBT as a % of SCS total revenue	5.5%	7.1%	5.7%	6.1%	(160) bps	(40) bps
SCS EBT as a % of SCS operating revenue (2)	7.2%	8.6%	7.4%	7.4%	(140) bps	—

Memo:
Average fleet	7,800	6,900	7,600	6,900	13%	10%
————————————

(1)	Includes intercompany fuel sales from FMS to SCS.

(2)
Non-GAAP financial measures. Reconciliations of SCS total revenue to SCS operating revenue, SCS EBT as a % of SCS total revenue to SCS EBT as a % of SCS operating revenue, as well as the reasons why management believes these measures are important to investors are included in the “Non-GAAP Financial Measures” section of this MD&A.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table summarizes the components of the change in SCS revenue on a percentage basis versus the prior year:

	Three months ended June 30, 2017		Six months ended June 30, 2017
	Total	Operating (1)	Total	Operating (1)
Organic, including price and volume	18%	9%	18%	11%
Fuel	—	—	1	—
Foreign exchange	(1)	(1)	(1)	(1)
Net increase	17%	8%	18%	10%
————————————

(1)
Non-GAAP financial measure. A reconciliation of SCS total revenue to SCS operating revenue, as well as the reasons why management believes this measure is important to investors is included in the "Non-GAAP Financial Measures" section of this MD&A.

In the second quarter of 2017, SCS total revenue increased 17%, and SCS operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation) increased 8%, reflecting new business, increased volumes and higher pricing. SCS EBT decreased 9% in the second quarter of 2017, primarily related to the start-up phase of certain new accounts.

In the first half of 2017, SCS total revenue increased 18%, reflecting organic growth, partially offset by a negative impact from foreign exchange. SCS operating revenue increased 10% due to increased volumes, new business and higher pricing, partially offset by a negative impact from foreign exchange. We expect SCS total revenue and SCS operating revenue comparisons to remain favorable through the end of the year, with SCS operating revenue at a lower growth rate. SCS EBT increased 11% in the first half of 2017 primarily due to increased volumes and higher pricing.

Central Support Services

	Three months ended June 30,		Six months ended June 30,		Change 2017/2016
	2017	2016	2017	2016	Three Months	Six Months
	(Dollars in thousands)
Human resources	$4,248	4,260	$8,408	8,784	—%	(4)%
Finance	14,382	14,350	29,178	29,124	—	—
Corporate services and public affairs	2,588	2,537	4,994	4,992	2	—
Information technology	21,247	19,995	42,479	39,903	6	6
Legal and safety	6,326	5,829	12,863	12,087	9	6
Marketing	5,302	6,174	8,734	9,884	(14)	(12)
Other	9,150	7,672	15,279	14,406	19	6
Total CSS	63,243	60,817	121,935	119,180	4	2
Allocation of CSS to business segments	(51,524)	(49,805)	(100,011)	(98,495)	3	2
Unallocated CSS	$11,719	11,012	$21,924	20,685	6%	6%

Total CSS costs increased 4% in the second quarter of 2017, due to higher professional services and information technology costs, partially offset by lower marketing-related and compensation-related costs. Total CSS costs increased 2% in the first half of 2017, due to higher information technology and professional services costs, partially offset by lower compensation-related and marketing-related costs. Unallocated CSS increased 6% in the second quarter and the first half of 2017, driven by the same factors impacting total CSS costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

FINANCIAL RESOURCES AND LIQUIDITY

Cash Flows

The following is a summary of our cash flows from continuing operations:

	Six months ended June 30,
	2017	2016
	(In thousands)
Net cash (used in) provided by:
Operating activities	$731,695	763,024
Financing activities	(121,959)	69,047
Investing activities	(616,171)	(823,336)
Effect of exchange rates on cash	3,352	(3,415)
Net change in cash and cash equivalents	$(3,083)	5,320

Cash provided by operating activities decreased to $732 million in the six months ended June 30, 2017, compared with $763 million in 2016, due to lower earnings and higher working capital needs, partially offset by lower pension contributions. Cash used in financing activities was $122 million in the six months ended June 30, 2017, compared with cash provided from financing activities of $69 million in 2016, due to lower borrowing needs. Cash used in investing activities decreased to $616 million in the six months ended June 30, 2017, compared with $823 million in 2016, primarily due to lower payments for capital expenditures.

The following table shows our free cash flow computation:

	Six months ended June 30,
	2017	2016
	(In thousands)
Net cash provided by operating activities from continuing operations	$731,695	763,024
Sales of revenue earning equipment (1)	202,033	245,681
Sales of operating property and equipment (1)	3,960	6,322
Collections on direct finance leases and other items (1)	32,829	43,957
Total cash generated (2)	970,517	1,058,984
Purchases of property and revenue earning equipment (1)	(855,252)	(1,120,182)
Free cash flow (2)	$115,265	(61,198)

Memo:
Net cash (used in) provided by financing activities	$(121,959)	69,047
Net cash used in investing activities	$(616,171)	(823,336)

———————————

(1)	Included in cash flows from investing activities.

(2)
Non-GAAP financial measures. Reconciliations of net cash provided by operating activities to total cash generated and to free cash flow are set forth in this table. Refer to the “Non-GAAP Financial Measures” section of this MD&A for the reasons why management believes these measures are important to investors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table provides a summary of capital expenditures:

	Six months ended June 30,
	2017	2016
	(In thousands)
Revenue earning equipment:
ChoiceLease	$673,332	869,081
Commercial rental	205,846	67,738
	879,178	936,819
Operating property and equipment	53,791	77,883
Total capital expenditures	932,969	1,014,702
Changes in accounts payable related to purchases of revenue earning equipment	(77,717)	105,480
Cash paid for purchases of property and revenue earning equipment	$855,252	1,120,182

Capital expenditures decreased 8% to $933 million in the six months ended June 30, 2017, reflecting planned lower investments in our lease fleet, partially offset by higher planned investments to refresh our commercial rental fleet. We expect full-year 2017 capital expenditures to be approximately $2 billion. We expect to fund 2017 capital expenditures primarily with internally generated funds and additional debt financing.

Financing and Other Funding Transactions

We utilize external capital primarily to support working capital needs and growth in our asset-based product lines. The variety of debt financing alternatives typically available to fund our capital needs include commercial paper, long-term and medium-term public and private debt, asset-backed securities, bank term loans, leasing arrangements and bank credit facilities. Our principal sources of financing are issuances of commercial paper and medium-term public debt.

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

Our debt ratings and rating outlooks at June 30, 2017, were as follows:

Rating Summary
	Short-Term	Long-Term	Outlook
Fitch Ratings	F-2	A-	Stable
Standard & Poor’s Ratings Services	A-2	BBB+	Stable
Moody’s Investors Service	P-2	Baa1	Stable

Cash and cash equivalents totaled $55 million as of June 30, 2017. As of June 30, 2017, approximately $28 million was held outside the U.S. and is available to fund operations and other growth of non-U.S. subsidiaries. If we decide to repatriate cash and cash equivalents held outside the U.S., we may be subject to additional U.S. income taxes and foreign withholding taxes. However, our intent is to permanently reinvest these foreign amounts outside the U.S. and our current plans do not demonstrate a need to repatriate these foreign amounts to fund our U.S. operations.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

As of June 30, 2017, we had the following amounts available to fund operations under the following facilities:

(In millions)
Global revolving credit facility	$339
Trade receivables program	$175

See Note 6, "Debt", in the Notes to Consolidated Condensed Financial Statements for a discussion of these debt facilities.

The following table shows the movements in our debt balance:

	Six months ended June 30,
	2017	2016
	(In thousands)
Debt balance at January 1	$5,391,274	5,502,627
Cash-related changes in debt:
Net change in commercial paper borrowings	329,268	162,105
Proceeds from issuance of medium-term notes	299,511	298,254
Proceeds from issuance of other debt instruments	276,017	—
Retirement of medium term notes	(700,000)	(300,000)
Other debt repaid	(225,999)	(28,416)
Debt issuance costs paid	(685)	(622)
	(21,888)	131,321
Non-cash changes in debt:
Fair value adjustment on notes subject to hedging	(1,010)	15,736
Addition of capital lease obligations	3,392	777
Changes in foreign currency exchange rates and other non-cash items	13,075	(16,447)
Total changes in debt	(6,431)	131,387
Debt balance at June 30	$5,384,844	5,634,014

In accordance with our funding philosophy, we attempt to align the aggregate average remaining re-pricing life of our debt with the aggregate average remaining re-pricing life of our assets. We utilize both fixed-rate and variable-rate debt to achieve this alignment and generally target a mix of 20% - 40% variable-rate debt as a percentage of total debt outstanding. The variable-rate portion of our total debt (including notional value of swap agreements) was 33% and 30% as of June 30, 2017 and December 31, 2016, respectively.

Refer to Note 6, “Debt,” in the Notes to Consolidated Condensed Financial Statements for further discussion around the global revolving credit facility, the trade receivables program, the issuance of medium-term notes under our shelf registration statement, asset-backed financing obligations and debt maturities.

Ryder’s debt to equity ratios were 256% and 263% as of June 30, 2017 and December 31, 2016, respectively. The debt to equity ratio represents total debt divided by total equity. The Company has revised its target debt to equity ratio to 250% to 300%.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Pension Information

The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. We review pension assumptions regularly and may, from time to time, make voluntary contributions to our pension plans, which exceed the amounts required by statute. In 2017, the expected total contributions to our pension plans are approximately $23 million. During the six months ended June 30, 2017, we contributed $7.2 million to our pension plans. Changes in interest rates and the market value of the securities held by the plans during 2017 could materially change, positively or negatively, the funded status of the plans and affect the level of pension expense and contributions in 2017 and beyond. See Note 12, “Employee Benefit Plans,” in the Notes to Consolidated Condensed Financial Statements for additional information.

Share Repurchases and Cash Dividends

See Note 8, “Share Repurchase Programs,” in the Notes to Consolidated Condensed Financial Statements for a discussion of share repurchases.

In May 2017, our Board of Directors declared a quarterly cash dividend of $0.44 per share of common stock. In July 2017, our Board of Directors declared a quarterly cash dividend of $0.46 per common share of common stock.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2, “Recent Accounting Pronouncements," in the Notes to Consolidated Condensed Financial Statements for a discussion of recent accounting pronouncements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

NON-GAAP FINANCIAL MEASURES

This Quarterly Report on Form 10-Q includes information extracted from consolidated condensed financial information but not required by generally accepted accounting principles in the United Stats of America (U.S. GAAP) to be presented in the financial statements. Certain elements of this information are considered “non-GAAP financial measures” as defined by SEC rules. Non-GAAP financial measures should be considered in addition to, but not as a substitute for or superior to, other measures of financial performance or liquidity prepared in accordance with U.S. GAAP. Also, our non-GAAP financial measures may not be comparable to financial measures used by other companies. We provide a reconciliation of each of these non-GAAP financial measures to the most comparable U.S. GAAP measure in this non-GAAP financial measures section. We also provide the reasons why management believes each non-GAAP financial measure is useful to investors in this section.
Specifically, we refer to the following non-GAAP financial measures in this Form 10-Q:

Non-GAAP Financial Measure	Comparable U.S. GAAP Measure
Operating Revenue Measures:
Operating Revenue	Total Revenue
FMS Operating Revenue	FMS Total Revenue
DTS Operating Revenue	DTS Total Revenue
SCS Operating Revenue	SCS Total Revenue
FMS EBT as a % of FMS Operating Revenue	FMS EBT as a % of FMS Total Revenue
DTS EBT as a % of DTS Operating Revenue	DTS EBT as a % of DTS Total Revenue
SCS EBT as a % of SCS Operating Revenue	SCS EBT as a % of SCS Total Revenue
Comparable Earnings Measures:
Comparable Earnings Before Income Tax	Earnings Before Income Tax
Comparable Earnings	Earnings from Continuing Operations
Comparable EPS	EPS from Continuing Operations
Cash Flow Measures:
Total Cash Generated and Free Cash Flow	Cash Provided by Operating Activities

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
Non-Operating Pension Costs: Our comparable earnings measures exclude non-operating pension costs, which include the amortization of net actuarial loss and prior service cost, interest cost and expected return on plan assets components of pension and postretirement benefit costs. We exclude non-operating pension costs because we consider these to be impacted by financial market performance and outside the operational performance of our business.
Other Significant Items: Our comparable earnings measures also exclude other significant items that are not representative of our business operations. These other significant items vary from period to period and, in some periods, there may be no such significant items. In the three and six months periods ended June 30, 2017, we exclude the following other significant items from our comparable earnings measures in this Form 10-Q:
___(1) Restructuring:  In the second quarter of 2017, we recorded restructuring credits related to the gains on sale of certain UK facilities.
      (2) Operating tax adjustment:  In the first quarter of 2017, we recorded a one-time charge of $2.2 million related to operating tax expenses that had not been recognized in prior period earnings.
      (3) Pension-related adjustments:  In the second quarter of 2016, it was determined that certain pension benefit improvements made in 2009 were not fully reflected in our projected benefit obligation, resulting in a charge to reflect those pension benefits.
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
Total Cash Generated: Total cash generated is defined as the sum of (1) net cash provided by operating activities, (2) net cash provided by the sale of revenue earning equipment, (3) net cash provided by the sale of operating property and equipment, (4) collections on direct finance leases and (5) other cash inflows from investing activities. We believe total cash generated is an important measure of total cash flows generated from our ongoing business activities.
Free Cash Flow: We refer to the net amount of cash generated from operating activities and investing activities (excluding changes in restricted cash and acquisitions) from continuing operations as “free cash flow”. We calculate free cash flow as the sum of (1) net cash provided by operating activities, (2) net cash provided by the sale of revenue earning equipment, (3) net cash provided by the sale of operating property and equipment, (4) collections on direct finance leases and (5) other cash inflows from investing activities, less (6) purchases of property and revenue earning equipment. We believe free cash flow provides investors with an important perspective on the cash available for debt service and for shareholders, after making capital investments required to support ongoing business operations. Our calculation of free cash flow may be different from the calculation used by other companies and, therefore, comparability may be limited.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table provides a reconciliation of U.S. GAAP earnings before taxes (EBT), earnings, and earnings per diluted share (EPS) from continuing operations to comparable EBT, comparable earnings and comparable EPS from continuing operations, which was not provided within the MD&A discussion.

EBT, earnings and diluted EPS from continuing operations in the six months ended June 30, 2017 and 2016, included certain items we do not consider indicative of our business operations and have been excluded from our comparable EBT, comparable earnings and comparable diluted EPS measures. The following table lists a summary of these items, which are discussed in more detail throughout our MD&A and within the Notes to Consolidated Condensed Financial Statements:

	EBT		Earnings		Diluted EPS
	2017	2016	2017	2016	2017	2016
Three months ended June 30,	(In thousands, except per share amounts)
EBT/Earnings/EPS	$80,692	116,779	$51,343	74,042	$0.97	1.38
Non-operating pension costs	6,587	7,770	3,838	4,448	0.07	0.09
Restructuring	(2,574)	—	(2,084)	—	(0.04)	—
Pension-related adjustments	—	7,650	—	4,817	—	0.09
Comparable EBT/ Earnings/ EPS	$84,705	132,199	$53,097	83,307	$1.00	1.56

Six months ended June 30,
EBT/Earnings/EPS	$140,648	205,487	$89,622	130,227	$1.68	2.43
Non-operating pension costs	13,917	14,580	8,047	8,437	0.15	0.16
Operating tax adjustment	2,205	—	1,677	—	0.03	—
Restructuring	(2,574)	—	(2,084)	—	(0.04)	—
Pension-related adjustments	—	7,650	—	4,817	—	0.09
Comparable EBT/ Earnings/ EPS	$154,196	227,717	$97,262	143,481	$1.82	2.68

The following table provides a reconciliation of the provision for income taxes to the comparable provision for income taxes:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Provision for income taxes (1)	$(29,349)	(42,737)	$(51,026)	(75,260)
Income tax effects of non-GAAP adjustments (1)	(2,259)	(6,155)	(5,908)	(8,976)
Comparable provision for income taxes (1)	$(31,608)	(48,892)	$(56,934)	(84,236)
———————————

(1)
The comparable provision for income taxes is computed using the same methodology as the GAAP provision of income taxes. Income tax effects of non-GAAP adjustments are calculated based on statutory tax rates of the jurisdictions to which the non-GAAP adjustments related.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table provides a numerical reconciliation of net cash provided by operating activities to total cash generated and free cash flow for the six months ended June 30, 2017:

	Six months ended June 30,
	2017	2016
	(In thousands)
Net cash provided by operating activities from continuing operations	$731,695	763,024
Sales of revenue earning equipment (1)	202,033	245,681
Sales of operating property and equipment (1)	3,960	6,322
Collections on direct finance leases and other items (1)	32,829	43,957
Total cash generated (2)	970,517	1,058,984
Purchases of property and revenue earning equipment (1)	(855,252)	(1,120,182)
Free cash flow (2)	$115,265	(61,198)

Memo:
Net cash (used in) provided by financing activities	$(121,959)	69,047
Net cash used in investing activities	$(616,171)	(823,336)
————————————

(1)	Included in cash flows from investing activities.

The following table provides a reconciliation of total revenue to operating revenue, which was not provided within the MD&A discussion:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(In thousands)
Total revenue	$1,793,214	1,703,744	$3,541,377	3,333,416
Fuel	(169,618)	(161,432)	(344,873)	(301,883)
Subcontracted transportation	(140,407)	(92,599)	(268,189)	(175,807)
Operating revenue	$1,483,189	1,449,713	$2,928,315	2,855,726

The following table provides a reconciliation of FMS total revenue to FMS operating revenue, which was not provided within the MD&A discussion:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(In thousands)
FMS total revenue	$1,163,579	1,151,513	$2,296,049	2,249,441
Fuel (1)	(165,014)	(156,275)	(335,268)	(291,879)
FMS operating revenue	$998,565	995,238	$1,960,781	1,957,562

FMS EBT	$68,090	111,155	$120,280	194,047
FMS EBT as a % of FMS total revenue	5.9%	9.7%	5.2%	8.6%
FMS EBT as a % of FMS operating revenue	6.8%	11.2%	6.1%	9.9%
————————————

(1)	Includes intercompany fuel sales from FMS to DTS and SCS.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table provides a reconciliation of DTS total revenue to DTS operating revenue, which was not provided within the MD&A discussion:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(In thousands)
DTS total revenue	$272,612	258,262	$539,286	503,104
Subcontracted transportation	(45,300)	(37,924)	(90,603)	(69,153)
Fuel (1)	(27,540)	(26,046)	(55,555)	(49,386)
DTS operating revenue	$199,772	194,292	$393,128	384,565

DTS EBT	$14,849	16,460	$26,122	30,716
DTS EBT as a % of DTS total revenue	5.4%	6.4%	4.8%	6.1%
DTS EBT as a % of DTS operating revenue	7.4%	8.5%	6.6%	8.0%
————————————

(1)	Includes intercompany fuel sales from FMS to DTS.

The following table provides a reconciliation of SCS total revenue to SCS operating revenue, which was not provided within the MD&A discussion:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(In thousands)
SCS total revenue	$470,724	402,052	$933,473	790,767
Subcontracted transportation	(95,107)	(54,675)	(177,586)	(106,654)
Fuel (1)	(16,903)	(15,819)	(35,417)	(30,139)
SCS operating revenue	$358,714	331,558	$720,470	653,974

SCS EBT	$25,858	28,362	$53,307	48,149
SCS EBT as a % of SCS total revenue	5.5%	7.1%	5.7%	6.1%
SCS EBT as a % of SCS operating revenue	7.2%	8.6%	7.4%	7.4%
————————————

(1)	Includes intercompany fuel sales from FMS to SCS.

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

•
the adequacy of estimates we make in preparing financial statements including our fair value estimates of employee incentive awards under our share-based compensation plans, publicly traded debt and other debt;

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

These statements, as well as other forward-looking statements contained in this Quarterly Report, are based on our current plans and expectations and are subject to risks, uncertainties and assumptions. We caution readers that certain important factors could cause actual results and events to differ significantly from those expressed in any forward-looking statement. These risk factors include, but are not limited to, the following:

•	Market Conditions:

•
Changes in general economic and financial conditions in the U.S. and worldwide leading to decreased demand for our services, lower profit margins, increased levels of bad debt and reduced access to credit

•	Decreases in freight demand which would impact both our transactional and variable-based contractual business

•	Changes in our customers’ operations, financial condition or business environment that may limit their need for, or ability to purchase, our services

•	Further decreases in market demand affecting the commercial rental market and used vehicle sales as well as global economic conditions

•	Volatility in customer volumes and shifting customer demand in the industries serviced by our SCS business

•	Changes in current financial, tax or regulatory requirements that could negatively impact the leasing market

•	Competition:

•	Advances in technology may require increased investments to remain competitive, and our customers may not be willing to accept higher prices to cover the cost of these investments

•	Competition from other service providers, some of which have greater capital resources or lower capital costs, or from our customers, who may choose to provide services themselves

•	Continued consolidation in the markets in which we operate which may create large competitors with greater financial resources

•	Our inability to maintain current pricing levels due to economic conditions, demand for services, customer acceptance or competition

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

•	Profitability:

•	Our inability to obtain adequate profit margins for our services

•	Lower than expected sales volumes or customer retention levels

•	Decreases in commercial rental fleet utilization and pricing

•	Lower than expected demand for, and values of used vehicles

•	Loss of key customers in our DTS and SCS business segments

•	Our inability to adapt our product offerings to meet changing consumer preferences on a cost-effective basis

•	The inability of our legacy information technology systems to provide timely access to data

•	Sudden changes in fuel prices and fuel shortages

•	Higher prices for vehicles, diesel engines and fuel as a result of new environmental standards

•	Higher than expected maintenance costs and lower than expected benefits associated with our maintenance initiatives

•	Our inability to successfully execute our asset management initiatives, maintain our fleet at normalized levels and right-size our fleet in line with demand

•	Our inability to redeploy vehicles and prepare vehicles for sale in a cost-efficient manner

•	Our key assumptions and pricing structure of our DTS and SCS contracts prove to be inaccurate

•	Increased unionizing, labor strikes and work stoppages

•
Difficulties in attracting and retaining drivers and technicians due to driver and technician shortages, which may result in higher costs to procure drivers and technicians and higher turnover rates affecting our customers

•	Our inability to manage our cost structure

•	Our inability to limit our exposure for customer claims

•	Unfavorable or unanticipated outcomes in legal proceedings or uncertain positions

•	Business interruptions or expenditures due to severe weather or natural occurrences

•	Inability to react to and quickly adapt to changing market conditions

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

•	Financing Concerns:

•	Higher borrowing costs and possible decreases in available funding sources caused by an adverse change in our debt ratings

•	Unanticipated interest rate and currency exchange rate fluctuations

•	Negative funding status of our pension plans caused by lower than expected returns on invested assets and unanticipated changes in interest rates

•	Withdrawal liability as a result of our participation in multi-employer plans

•	Instability in U.S. and worldwide credit markets, resulting in higher borrowing costs and/or reduced access to credit

•	Accounting Matters:

•	Impact of unusual items resulting from ongoing evaluations of business strategies, asset valuations, acquisitions, divestitures and our organizational structure

•	Reductions in residual values or useful lives of revenue earning equipment

•	Increases in compensation levels, retirement rate and mortality resulting in higher pension expense; regulatory changes affecting pension estimates, accruals and expenses

•	Increases in health care costs resulting in higher insurance costs

•	Changes in accounting rules, assumptions and accruals

•	Impact of actual insurance claim and settlement activity compared to historical loss development factors used to project future development

•	Lower than expected operating performance in our FMS Europe reporting unit could affect key assumptions used in our annual goodwill impairment test and result in impairment

•	Other risks detailed from time to time in our SEC filings including our 2016 Annual Report on Form 10-K.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the second quarter of 2017, we carried out an evaluation, under the supervision and with the participation of management, including Ryder’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the second quarter of 2017, Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective.

Changes in Internal Controls over Financial Reporting

During the six months ended June 30, 2017, there were no changes in Ryder’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect such internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases we made of our common stock during the three months ended June 30, 2017:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Anti-Dilutive Program (2)
April 1 through April 30, 2017	51	$74.45	—	1,242,938
May 1 through May 31, 2017	621,254	68.17	606,810	636,128
June 1 through June 30, 2017	170	67.38	—	636,128
Total	621,475	$68.17	606,810
 ————————————

(1)
During the three months ended June 30, 2017, we purchased an aggregate of 14,665 shares of our common stock in employee-related transactions. Employee-related transactions may include: (i) shares of common stock withheld as payment for the exercise price of options exercised or to satisfy the employees' tax withholding liability associated with our share-based compensation programs and (ii) open-market purchases by the trustee of Ryder’s deferred compensation plans relating to investments by employees in our stock, one of the investment options available under the plans.

(2)
In December 2015, our Board of Directors authorized a new share repurchase program intended to mitigate the dilutive impact of shares issued under our employee stock plans.  Under the December 2015 program, management is authorized to repurchase (i) up to 1.5 million shares of common stock, the sum of which will not exceed the number of shares issued to employees under Ryder's employee stock plans from December 1, 2015 to December 9, 2017  plus (ii) 0.5 million shares issued to employees that were not purchased under Ryder's previous share repurchase program. The December 2015 program limits aggregate share repurchases to no more than 2 million shares of Ryder common stock.  Share repurchases of common stock are made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. Management may establish prearranged written plans for Ryder under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the December 2015 program, which allow for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan.

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

RYDER SYSTEM, INC.
(Registrant)

Date: July 26, 2017	By:	/s/ Art A. Garcia
Art A. Garcia
Executive Vice President and Chief Financial Officer
(Principal Financial & Accounting Officer)