Form 10-Q
period 2017-09-30
RYDER SYSTEM INC
filed 2017-10-25
CIK 85961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017
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

The number of shares of Ryder System, Inc. Common Stock ($0.50 par value per share) outstanding at September 30, 2017 was 52,947,715.

RYDER SYSTEM, INC.
FORM 10-Q QUARTERLY REPORT

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In thousands, except per share amounts)
Lease and rental revenues	$823,197	803,006	$2,387,801	2,369,147
Services revenue	896,245	801,004	2,619,139	2,345,922
Fuel services revenue	129,087	120,408	382,966	342,765
Total revenues	1,848,529	1,724,418	5,389,906	5,057,834

Cost of lease and rental	588,626	557,901	1,745,777	1,665,693
Cost of services	761,470	658,793	2,210,314	1,936,636
Cost of fuel services	124,562	116,904	372,016	331,283
Other operating expenses	28,445	27,997	87,122	85,944
Selling, general and administrative expenses	216,653	191,337	620,041	602,768
Non-operating pension costs	6,958	7,468	20,875	29,698
Used vehicle sales, net	(2,727)	(1,873)	11,815	(33,002)
Interest expense	34,854	37,440	104,591	112,597
Miscellaneous income, net	(4,655)	(3,247)	(17,636)	(10,968)
	1,754,186	1,592,720	5,154,915	4,720,649
Earnings from continuing operations before income taxes	94,343	131,698	234,991	337,185
Provision for income taxes	35,430	46,560	86,456	121,820
Earnings from continuing operations	58,913	85,138	148,535	215,365
Loss from discontinued operations, net of tax	(290)	(386)	(947)	(1,069)
Net earnings	$58,623	84,752	$147,588	214,296

Earnings (loss) per common share — Basic
Continuing operations	$1.12	1.60	$2.81	4.05
Discontinued operations	(0.01)	(0.01)	(0.02)	(0.02)
Net earnings	$1.11	1.60	$2.79	4.03

Earnings (loss) per common share — Diluted
Continuing operations	$1.11	1.59	$2.79	4.02
Discontinued operations	(0.01)	(0.01)	(0.02)	(0.02)
Net earnings	$1.11	1.59	$2.77	4.00

Cash dividends declared per common share	$0.46	0.44	$1.34	1.26

See accompanying notes to Consolidated Condensed Financial Statements.

Note: EPS amounts may not be additive due to rounding.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In thousands)

Net earnings	$58,623	84,752	$147,588	214,296

Other comprehensive income (loss):

Changes in currency translation adjustment and other	27,648	(19,296)	70,991	(37,874)

Amortization of pension and postretirement items	7,960	7,171	23,741	22,040
Income tax expense related to amortization of pension and postretirement items	(2,812)	(2,667)	(8,324)	(7,854)
Amortization of pension and postretirement items, net of taxes	5,148	4,504	15,417	14,186

Change in net actuarial loss and prior service cost	870	—	890	(17,367)
Income tax benefit related to change in net actuarial loss and prior service cost	(260)	—	(80)	6,345
Change in net actuarial loss and prior service cost, net of taxes	610	—	810	(11,022)

Other comprehensive income (loss), net of taxes	33,406	(14,792)	87,218	(34,710)

Comprehensive income	$92,029	69,960	$234,806	179,586
See accompanying notes to Consolidated Condensed Financial Statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)

	September 30, 2017	December 31, 2016
	(Dollars in thousands, except per share amount)
Assets:
Current assets:
Cash and cash equivalents	$65,256	58,801
Receivables, net of allowance of $13,192 and $14,915, respectively	981,702	831,947
Inventories	71,328	69,529
Prepaid expenses and other current assets	134,294	141,280
Total current assets	1,252,580	1,101,557
Revenue earning equipment, net	8,249,317	8,147,722
Operating property and equipment, net of accumulated depreciation of $1,187,188 and $1,128,040, respectively	778,879	745,870
Goodwill	395,120	386,772
Intangible assets, net of accumulated amortization of $55,934 and $51,578, respectively	44,381	48,249
Direct financing leases and other assets	538,697	472,284
Total assets	$11,258,974	10,902,454

Liabilities and shareholders’ equity:
Current liabilities:
Short-term debt and current portion of long-term debt	$143,942	791,410
Accounts payable	557,216	445,470
Accrued expenses and other current liabilities	529,171	507,189
Total current liabilities	1,230,329	1,744,069
Long-term debt	5,205,284	4,599,864
Other non-current liabilities	872,071	817,565
Deferred income taxes	1,776,226	1,688,681
Total liabilities	9,083,910	8,850,179

Shareholders’ equity:
Preferred stock, no par value per share — authorized, 3,800,917; none outstanding, September 30, 2017 or December 31, 2016	—	—
Common stock, $0.50 par value per share — authorized, 400,000,000; outstanding, September 30, 2017 — 52,947,715; December 31, 2016 — 53,463,118	26,474	26,732
Additional paid-in capital	1,039,598	1,032,549
Retained earnings	1,855,806	1,827,026
Accumulated other comprehensive loss	(746,814)	(834,032)
Total shareholders’ equity	2,175,064	2,052,275
Total liabilities and shareholders’ equity	$11,258,974	10,902,454
See accompanying notes to Consolidated Condensed Financial Statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2017	2016
	(In thousands)
Cash flows from operating activities from continuing operations:
Net earnings	$147,588	214,296
Less: Loss from discontinued operations, net of tax	(947)	(1,069)
Earnings from continuing operations	148,535	215,365
Depreciation expense	932,772	878,173
Used vehicle sales, net	11,815	(33,002)
Amortization expense and other non-cash charges, net	27,933	20,196
Non-operating pension costs and share-based compensation expense	35,509	43,568
Deferred income tax expense	75,279	109,191
Changes in operating assets and liabilities:
Receivables	(145,090)	(69,169)
Inventories	(985)	(3,524)
Prepaid expenses and other assets	255	(24,241)
Accounts payable	40,734	68,599
Accrued expenses and other non-current liabilities	39,434	(20,094)
Net cash provided by operating activities from continuing operations	1,166,191	1,185,062

Cash flows from financing activities:
Net change in commercial paper borrowings and revolving credit facilities	2,153	73,597
Debt proceeds	873,302	298,254
Debt repaid	(938,160)	(340,707)
Dividends on common stock	(71,564)	(67,651)
Common stock issued	10,387	9,626
Common stock repurchased	(65,856)	(25,658)
Debt issuance costs	(1,517)	(3,015)
Net cash used in financing activities	(191,255)	(55,554)

Cash flows from investing activities:
Purchases of property and revenue earning equipment	(1,312,845)	(1,511,359)
Sales of revenue earning equipment	289,432	331,720
Sales of operating property and equipment	12,541	6,623
Acquisitions	(7,240)	—
Collections on direct finance leases and other items	54,227	60,229
Changes in restricted cash	1,694	4,203
Net cash used in investing activities	(962,191)	(1,108,584)

Effect of exchange rate changes on cash	(5,226)	(5,567)
Increase in cash and cash equivalents from continuing operations	7,519	15,357

Decrease in cash and cash equivalents from discontinued operations	(1,064)	(1,308)

Increase in cash and cash equivalents	6,455	14,049
Cash and cash equivalents at January 1	58,801	60,945
Cash and cash equivalents at September 30	$65,256	74,994
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

2. RECENT ACCOUNTING PRONOUNCEMENTS

Derivatives and Hedging

In August 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-12, Derivatives and Hedging (Topic 815), which simplifies and clarifies the accounting and disclosure for hedging activities by more closely aligning the results of cash flow and fair value hedge accounting with the risk management activities of an entity. The amendments in this update are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018, with early adoption permitted. We do not expect this standard to have an impact on our consolidated financial position, results of operations or cash flows.

Share-Based Compensation

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The amendments in this update are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. We will adopt the standard as of January 1, 2018, on a prospective basis. We do not expect this standard to have an impact on our consolidated financial position, results of operations or cash flows.

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

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases. The standard requires lessees to classify leases as either finance or operating leases. This classification will determine whether the related expense will be recognized based on asset amortization and interest on the obligation or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. We do not expect the lessee requirements to have a material impact on our consolidated financial position, results of operations or cash flows.

The new standard continues to require lessors to separate the lease component from the non-lease component; however, it provides clarification on the scope of non-lease components (e.g., maintenance services). The new standard also provides more guidance on how to identify and separate the components. The lease component will be accounted for using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The non-lease component will be accounted for in accordance with the revenue recognition guidance in ASU No. 2014-09. The adoption of the new lease standard will primarily impact our ChoiceLease product line, which includes a vehicle lease as well as maintenance and other services related to the vehicle. We will generally continue to recognize revenue for the lease portion of the product line on a straight-line basis. Revenue from maintenance services will be recognized at the time the maintenance services are performed, which will generally require the deferral of some portion of the customer's lease payments when received, as maintenance services are not performed evenly over the life of a ChoiceLease contract. We will adopt the standard effective January 1, 2019, using the modified retrospective transition method. Upon adoption, we will record a cumulative-effect adjustment to recognize deferred revenue related to the maintenance services on the opening balance sheet for 2017 and restate all prior periods presented (2017 and 2018). We expect the cumulative-effect adjustment will have a significant impact on our consolidated financial position. We continue to evaluate the impact of adoption of this standard on our results of operations. We do not expect the adoption of this standard to have an impact on our cash flows.

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which together with related, subsequently issued guidance, requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. In June 2017, the FASB provided further clarification on the interaction of the transition provisions of the new revenue standard and the new lease standard. We will adopt the revenue standard on January 1, 2018, using the full retrospective transition method.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

This standard will primarily impact lease revenue from our ChoiceLease product line, specifically the non-lease component (primarily maintenance services). However, based on the FASB's clarification guidance issued in June 2017, on the interaction of the transition provisions of the new revenue standard and the new lease standard, we will continue to apply the existing lease accounting guidance to our lease revenue upon adoption of the revenue standard on January 1, 2018 and will adopt the new revenue standard for the maintenance and other services components of our ChoiceLease product line effective January 1, 2019.

With respect to other revenue sources, we continue to assess the impact of the following: (1) timing of recognition of variable consideration; (2) principal versus agent considerations; and (3) accounting for costs to obtain and fulfill contracts. We do not expect the adoption of this standard as it relates to other revenue sources to have a material impact on our consolidated financial position, results of operations or cash flows.

3. ACQUISITIONS

On September 29, 2017, we completed the acquisition of Dallas Service Center, Inc., an independent truck repair facility, for a purchase price of approximately $8.0 million, net of cash acquired, which includes $0.8 million in contingent consideration to be paid to the seller provided certain conditions are met.

4. REVENUE EARNING EQUIPMENT

	September 30, 2017			December 31, 2016
	Cost	Accumulated Depreciation	Net Book Value(1)	Cost	Accumulated Depreciation	Net Book Value(1)
	(In thousands)
Held for use:
ChoiceLease	$9,799,028	(3,284,267)	6,514,761	$9,486,977	(3,031,937)	6,455,040
Commercial rental	2,599,043	(973,126)	1,625,917	2,499,010	(935,346)	1,563,664
Held for sale	417,771	(309,132)	108,639	494,355	(365,337)	129,018
Total	$12,815,842	(4,566,525)	8,249,317	$12,480,342	(4,332,620)	8,147,722
 ————————————

(1)
Revenue earning equipment, net includes vehicles acquired under capital leases of $29 million, less accumulated depreciation of $14 million, at September 30, 2017, and $43 million, less accumulated depreciation of $22 million, at December 31, 2016.

We lease revenue earning equipment to customers for periods typically ranging from three to seven years for trucks and tractors and up to ten years for trailers. The majority of our leases are classified as operating leases. However, some of our revenue earning equipment leases are classified as direct financing leases and, to a lesser extent, sales-type leases. As of September 30, 2017 and December 31, 2016, the net investment in direct financing and sales-type leases was $439 million and $409 million, respectively. Our direct financing lease customers operate in a wide variety of industries, and we have no significant customer concentrations in any one industry. We assess credit risk for all of our customers including those who lease equipment under direct financing leases prior to signing a ChoiceLease contract. For those customers who are designated as high risk, we typically require security deposits to be paid in advance in order to mitigate our credit risk. Additionally, our receivables are collateralized by the vehicles, which further mitigates our credit risk.

As of September 30, 2017 and December 31, 2016, the amount of direct financing lease receivables past due was not significant, and there were no impaired receivables. Accordingly, we do not believe there is a material risk of default with respect to the direct financing lease receivables.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

Revenue earning equipment held for sale is stated at the lower of carrying amount or fair value less costs to sell. Losses on vehicles held for sale for which carrying values exceeded fair value are recognized at the time they arrive at our used truck sales centers and are presented within “Used vehicle sales, net” in the Consolidated Condensed Statements of Earnings. For revenue earning equipment held for sale, we stratify our fleet by vehicle type (trucks, tractors and trailers), weight class, age and other relevant characteristics and create classes of similar assets for analysis purposes. For a certain population of our revenue earning equipment held for sale, fair value was determined based upon recent market prices obtained from our own sales experience for sales of each class of similar assets and vehicle condition. These vehicles held for sale were classified within Level 3 of the fair value hierarchy.

The following table presents our assets held for sale that are measured at fair value on a nonrecurring basis and considered a Level 3 fair value measurement:

			Total Losses (2)
	September 30,		Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016	2017	2016
	(In thousands)
Assets held for sale:
Revenue earning equipment (1):
Trucks	$14,081	17,091	$6,215	2,528	$22,942	6,842
Tractors	15,448	61,480	1,127	7,985	18,444	22,073
Trailers	2,279	2,563	1,871	1,152	5,044	2,589

Total assets at fair value	$31,808	81,134	$9,213	11,665	$46,430	31,504
 ————————————

(1)
Assets held for sale in the above table only include the portion of revenue earning equipment held for sale where net book values exceeded fair values and fair value adjustments were recorded. The net book value of assets held for sale which were less than fair value was $77 million and $76 million as of September 30, 2017 and 2016, respectively.

(2)	Total losses represent fair value adjustments for all vehicles reclassified to held for sale throughout the period for which fair value was less than net book value.

For the three and nine months ended September 30, 2017 and 2016, the components of gains on used vehicles, net were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In thousands)
Gains on vehicle sales, net	$(11,940)	(13,538)	$(34,615)	(64,506)
Losses from fair value adjustments	9,213	11,665	46,430	31,504
Used vehicle sales, net	$(2,727)	(1,873)	$11,815	(33,002)

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

5. ACCRUED EXPENSES AND OTHER LIABILITIES

	September 30, 2017			December 31, 2016
	Accrued Expenses	Non-Current Liabilities	Total	Accrued Expenses	Non-Current Liabilities	Total
	(In thousands)
Salaries and wages	$100,273	—	100,273	$90,913	—	90,913
Deferred compensation	3,990	54,595	58,585	2,992	46,541	49,533
Pension benefits	3,842	462,935	466,777	3,796	451,940	455,736
Other postretirement benefits	1,520	19,163	20,683	1,506	19,459	20,965
Other employee benefits	22,678	2,958	25,636	29,358	5,854	35,212
Insurance obligations (1)	133,855	261,244	395,099	127,470	234,336	361,806
Asset retirement obligations	6,595	19,810	26,405	5,828	20,143	25,971
Operating taxes	99,086	—	99,086	92,150	—	92,150
Income taxes	2,570	24,623	27,193	4,197	23,174	27,371
Interest	26,066	—	26,066	27,277	—	27,277
Customer deposits	66,302	4,089	70,391	61,225	4,569	65,794
Deferred revenue	14,997	—	14,997	14,064	—	14,064
Other	47,397	22,654	70,051	46,413	11,549	57,962
Total	$529,171	872,071	1,401,242	$507,189	817,565	1,324,754
 ————————————

(1)	Insurance obligations are primarily comprised of self-insured claim liabilities.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

6. DEBT

	Weighted-Average Interest Rate
	September 30, 2017	December 31, 2016	Maturities	September 30, 2017	December 31, 2016
				(In thousands)
Short-term debt and current portion of long-term debt:
Short-term debt	1.57%	1.07%		$59,410	177,629
Current portion of long-term debt				84,532	613,781
Total short-term debt and current portion of long-term debt				143,942	791,410
Long-term debt:
U.S. commercial paper (1)	1.44%	0.87%	2020	468,540	342,480
Global revolving credit facility	3.20%	2.06%	2020	7,596	4,703
Unsecured U.S. notes — Medium-term notes (1)	2.69%	2.67%	2017-2025	4,013,602	4,113,421
Unsecured U.S. obligations	2.52%	2.19%	2018	50,000	50,000
Unsecured foreign obligations	1.50%	1.55%	2017-2020	229,030	232,092
Asset-backed U.S. obligations (2)	1.85%	1.80%	2017-2024	516,009	459,876
Capital lease obligations	3.45%	3.17%	2017-2023	21,859	24,184
Total before fair market value adjustment				5,306,636	5,226,756
Fair market value adjustment on notes subject to hedging (3)				(2,058)	1,110
Debt issuance costs				(14,762)	(14,221)
				5,289,816	5,213,645
Current portion of long-term debt				(84,532)	(613,781)
Long-term debt				5,205,284	4,599,864
Total debt				$5,349,226	5,391,274
 ————————————

(1)	Amounts are net of unamortized original issue discounts of $7 million at September 30, 2017 and December 31, 2016.

(2)	Asset-backed U.S. obligations are related to financing transactions backed by a portion of our revenue earning equipment.

(3)	The notional amount of the executed interest rate swaps designated as fair value hedges was $825 million at September 30, 2017 and December 31, 2016, respectively.

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

The credit facility is used primarily to finance working capital but can also be used to issue up to $75 million in letters of credit (there were no letters of credit outstanding against the facility at September 30, 2017). At our option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. The credit facility contains no provisions limiting its availability in the event of a material adverse change to Ryder’s business operations; however, the credit facility does contain standard representations and warranties, events of default, cross-default provisions and certain affirmative and negative covenants.

In order to maintain availability of funding, we must maintain a ratio of debt to consolidated net worth of less than or equal to 300%. Net worth, as defined in the credit facility, represents shareholders' equity excluding any accumulated other comprehensive income or loss associated with our pension and other postretirement plans. The ratio at September 30, 2017, was 192%. At September 30, 2017, there was $664 million available under the credit facility.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

Our global revolving credit facility enables us to refinance short-term obligations on a long-term basis. Short-term commercial paper obligations not expected to require the use of working capital are classified as long-term obligations, as we have both the intent and ability to refinance on a long-term basis. In addition, we have the intent and ability to refinance the current portion of certain long-term debt on a long-term basis. At September 30, 2017, we classified $469 million of short-term commercial paper and $50 million of the current portion of long-term debt as long-term debt. At December 31, 2016, we classified $342 million of short-term commercial paper and $350 million of the current portion of long-term debt as long-term debt.

In August 2017, we issued $300 million of unsecured medium-term notes maturing in September 2022. In February 2017, we issued $300 million of unsecured medium-term notes maturing in March 2022. The proceeds from these notes were used to pay off maturing debt and for general corporate purposes. If these notes are downgraded below investment grade following, or as a result of, a change in control, the note holders can require us to repurchase all or a portion of the notes at a purchase price equal to 101% of principal value plus accrued and unpaid interest.

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

We have a trade receivables purchase and sale program, pursuant to which we sell certain of our domestic trade accounts receivable to a bankruptcy remote, consolidated subsidiary of Ryder, that in turn sells, on a revolving basis, an ownership interest in certain of these accounts receivable to a committed purchaser. The subsidiary is considered a VIE and is consolidated based on our control of the entity’s activities. We use this program to provide additional liquidity to fund our operations, particularly when it is cost effective to do so. The costs under the program may vary based on changes in interest rates. The available proceeds that may be received under the program are limited to $175 million. The program was renewed in October 2017. If no event occurs which causes early termination, the 364-day program will expire on October 22, 2018. The program contains provisions restricting its availability in the event of a material adverse change to our business operations or the collectibility of the collateralized receivables. Sales of receivables under this program are accounted for as secured borrowings based on our continuing involvement in the transferred assets. No amounts were outstanding under the program at September 30, 2017 or December 31, 2016.

At September 30, 2017 and December 31, 2016, we had letters of credit and surety bonds outstanding totaling $357 million and $354 million, respectively, which primarily guarantee the payment of insurance claims.

The fair value of total debt (excluding capital lease and asset-backed U.S. obligations) at September 30, 2017 and December 31, 2016 was approximately $4.89 billion and $4.97 billion, respectively. For publicly-traded debt, estimates of fair value were based on market prices. For other debt, fair value was estimated based on a model-driven approach using rates currently available to us for debt with similar terms and remaining maturities. The fair value measurements of our publicly-traded debt and other debt were classified within Level 2 of the fair value hierarchy. The carrying amounts reported in the Consolidated Condensed Balance Sheets for “Cash and cash equivalents,” “Receivables, net” and “Accounts payable” approximate fair value because of the immediate or short-term maturities of these financial instruments.

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

As of September 30, 2017, we had interest rate swaps outstanding, which are designated as fair value hedges for certain debt obligations, with a total notional value of $825 million and maturities through 2022. Interest rate swaps are measured at fair value on a recurring basis using Level 2 fair value inputs. The fair value amounts of the interest rate swaps are recorded in "Direct financing leases and other assets" and "Other non-current liabilities" in our Consolidated Condensed Balance Sheets. As of September 30, 2017, these amounts are not material to our consolidated financial position or results of operations and have not changed significantly from the amounts reported at December 31, 2016. Changes in the fair value of our interest rate swaps were offset by changes in the fair value of the hedged debt instruments. Accordingly, there was no ineffectiveness related to the interest rate swaps.

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

During the nine months ended September 30, 2017 and September 30, 2016, we repurchased approximately 933,000 shares for $65.9 million and 380,000 shares for $25.7 million, respectively.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

9. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following summary sets forth the components of accumulated other comprehensive loss, net of tax:

	Currency Translation Adjustments and Other	Net Actuarial Loss (1)	Prior Service (Cost)/ Credit (1)	Accumulated Other Comprehensive Loss
	(In thousands)
December 31, 2016	$(206,610)	(620,292)	(7,130)	(834,032)
Amortization	—	15,252	165	15,417
Other current period change	70,991	810	—	71,801
September 30, 2017	$(135,619)	(604,230)	(6,965)	(746,814)

	Currency Translation Adjustments and Other	Net Actuarial Loss (1)	Prior Service Credit (1)	Accumulated Other Comprehensive Loss
	(In thousands)
December 31, 2015	$(136,020)	(576,993)	278	(712,735)
Amortization	—	14,052	134	14,186
Other current period change	(37,874)	(5,495)	(5,527)	(48,896)
September 30, 2016	$(173,894)	(568,436)	(5,115)	(747,445)
_______________________

(1)	These amounts are included in the computation of net pension expense. See Note 12, "Employee Benefit Plans," for further information.

The gain from currency translation adjustments in the nine months ended September 30, 2017 of $71.0 million was primarily due to the strengthening of the British Pound and the Canadian Dollar against the U.S. Dollar. The loss from currency translation adjustments in the nine months ended September 30, 2016 of $37.9 million was due to the weakening of the British Pound against the U.S. Dollar, partially offset by the strengthening of the Canadian Dollar against the U.S. Dollar.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

10. EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per common share from continuing operations:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In thousands, except per share amounts)
Earnings per share — Basic:
Earnings from continuing operations	$58,913	85,138	$148,535	215,365
Less: Earnings allocated to unvested stock	(222)	(261)	(536)	(674)
Earnings from continuing operations available to common shareholders — Basic	$58,691	84,877	$147,999	214,691

Weighted average common shares outstanding — Basic	52,405	52,953	52,671	53,029

Earnings from continuing operations per common share — Basic	$1.12	1.60	$2.81	4.05

Earnings per share — Diluted:
Earnings from continuing operations	$58,913	85,138	$148,535	215,365
Less: Earnings allocated to unvested stock	(222)	(260)	(536)	(672)
Earnings from continuing operations available to common shareholders — Diluted	$58,691	84,878	$147,999	214,693

Weighted average common shares outstanding — Basic	52,405	52,953	52,671	53,029
Effect of dilutive equity awards	371	338	356	315
Weighted average common shares outstanding — Diluted	52,776	53,291	53,027	53,344

Earnings from continuing operations per common share — Diluted	$1.11	1.59	$2.79	4.02

Anti-dilutive equity awards not included above	843	653	889	836

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

The following table provides information on share-based compensation expense and income tax benefits recognized during the periods:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In thousands)
Stock option and stock purchase plans	$1,953	1,633	$5,811	5,410
Unvested stock	2,618	2,237	8,823	8,460
Share-based compensation expense	4,571	3,870	14,634	13,870
Income tax benefit	(1,608)	(1,321)	(5,090)	(4,691)
Share-based compensation expense, net of tax	$2,963	2,549	$9,544	9,179

The following table is a summary of compensation expense recognized for market-based cash awards in addition to the share-based compensation expense reported in the previous table:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In thousands)
Cash awards	$124	119	$245	447

Total unrecognized pre-tax compensation expense related to all share-based compensation arrangements at September 30, 2017 was $23.3 million and is expected to be recognized over a weighted-average period of 1.9 years.

The following table is a summary of the awards granted under the Plans during the periods presented:

	Nine months ended September 30,
	2017	2016
	(Shares in thousands)
Stock options	465	513
Market-based restricted stock rights	46	34
Performance-based restricted stock rights	79	45
Time-vested restricted stock rights	110	129
Total	700	721

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

12. EMPLOYEE BENEFIT PLANS

Components of net pension expense were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In thousands)
Pension Benefits
Company-administered plans:
Service cost	$3,165	2,660	$9,431	9,065
Interest cost	21,609	22,754	64,524	72,086
Expected return on plan assets	(22,822)	(22,601)	(68,012)	(68,353)
Amortization of:
Net actuarial loss	8,336	7,324	24,863	23,889
Prior service cost	133	320	399	3,060
	10,421	10,457	31,205	39,747
Union-administered plans	7,873	2,493	12,996	7,221
Net pension expense	$18,294	12,950	$44,201	46,968

Company-administered plans:
U.S.	$10,929	10,952	$32,787	41,389
Non-U.S.	(508)	(495)	(1,582)	(1,642)
	10,421	10,457	31,205	39,747
Union-administered plans	7,873	2,493	12,996	7,221
Net pension expense	$18,294	12,950	$44,201	46,968

During the nine months ended September 30, 2017, we contributed $10.6 million to our pension plans. In 2017, the expected total contributions to our pension plans are approximately $22 million. We also maintain other postretirement benefit plans that are not reflected in the above table. The amount of postretirement benefit expense was not material for the three or nine months ended September 30, 2017.

During the third quarter of 2017, we recorded an estimated pension settlement charge of $5.5 million for the exit from a U.S. multi-employer pension plan. This charge was recorded within “Selling, general, and administrative expenses” in our Consolidated Condensed Statement of Earnings and is included in the Union-administered plans expense.

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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

13. OTHER ITEMS IMPACTING COMPARABILITY

Our primary measure of segment performance as shown in Note 16, "Segment Reporting," excludes certain items we do not believe are representative of the ongoing operations of the segment. Excluding these items from our segment measure of performance allows for better year over year comparison:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In thousands)
Pension settlement charge (1)	$5,454	—	$5,454	—
Fees related to cost-savings program	4,255	—	4,255	—
Operating tax adjustment	—	—	2,205	—
Restructuring	—	—	(2,574)	—
Pension-related adjustments (1)	—	—	—	7,650
Restructuring and other items, net	$9,709	—	$9,340	7,650
_______________

(1)	Refer to Note 12, Employee Benefit Plans for additional information.

During the third quarter of 2017, we incurred charges of $4.3 million related to consulting fees associated with a cost-savings program. These items were reflected within “Selling, general and administrative expenses” in our Consolidated Condensed Statement of Earnings.

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

15. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information was as follows:

	Nine months ended September 30,
	2017	2016
	(In thousands)
Interest paid	$99,889	100,903
Income taxes paid	10,596	12,250
Changes in accounts payable related to purchases of revenue earning equipment	(63,184)	(107,177)
Operating and revenue earning equipment acquired under capital leases	6,209	947

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

Our primary measurement of segment financial performance, defined as segment “Earnings Before Tax” (EBT) from continuing operations, includes an allocation of Central Support Services (CSS) and excludes non-operating pension costs and restructuring and other items, net, as discussed in Note 13, "Other Items Impacting Comparability." CSS represents those costs incurred to support all business segments, including human resources, finance, corporate services, public affairs, information technology, health and safety, legal, marketing and corporate communications. The objective of the EBT measurement is to provide clarity on the profitability of each segment and, ultimately, to hold leadership of each segment accountable for their allocated share of CSS costs. Certain costs are considered to be overhead not attributable to any segment and remain unallocated in CSS. Included among the unallocated overhead remaining within CSS are the costs for investor relations, public affairs and certain executive compensation. CSS costs attributable to the business segments are predominantly allocated to FMS, DTS and SCS as follows:

•Finance, corporate services, and health and safety — allocated to each segment based upon estimated and planned resource utilization for each segment;

•Human resources — individual costs within this category are allocated under various methods, including allocation based on estimated utilization and number of personnel supported for each segment;

•Information technology — principally allocated based upon utilization-related metrics such as number of users or minutes of CPU time. Customer-related project costs and expenses are allocated to the business segment responsible for the project; and

•Other — represents legal and other centralized costs and expenses including certain share-based incentive compensation costs. Such expenses, if allocated to a segment, are based primarily on the number of personnel supported in each segment.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

Our FMS segment leases revenue earning equipment and provides fuel, maintenance and other ancillary services to the DTS and SCS segments. Inter-segment revenue and EBT are accounted for at rates similar to those executed with third parties. EBT related to inter-segment equipment and services billed to DTS and SCS customers (equipment contribution) are included in both FMS and the segment that served the customer and then eliminated (presented as “Eliminations" in the table below).

The following tables set forth financial information for each of our segments and provide a reconciliation between segment EBT and earnings from continuing operations before income taxes for the three and nine months ended September 30, 2017 and 2016. Segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented. Prior period Segment EBT amounts and non-operating pension costs have been reclassified to conform to the current period presentation. These reclassifications were immaterial to the financial statements taken as a whole.

	FMS	DTS	SCS	Eliminations	Total
	(In thousands)
For the three months ended September 30, 2017
Revenue from external customers	$1,080,191	272,334	496,004	—	1,848,529
Inter-segment revenue	115,607	—	—	(115,607)	—
Total revenue	$1,195,798	272,334	496,004	(115,607)	1,848,529

Segment EBT	$100,693	13,770	22,052	(14,464)	122,051
Unallocated CSS					(11,041)
Non-operating pension costs					(6,958)
Restructuring and other items, net (1)					(9,709)
Earnings from continuing operations before income taxes					$94,343

Segment capital expenditures paid	$431,093	1,878	16,705	—	449,676
Unallocated CSS capital expenditures paid					7,917
Capital expenditures paid					$457,593

For the three months ended September 30, 2016
Revenue from external customers	$1,046,599	260,921	416,898	—	1,724,418
Inter-segment revenue	108,412	—	—	(108,412)	—
Total revenue	$1,155,011	260,921	416,898	(108,412)	1,724,418

Segment EBT	$112,507	17,584	30,956	(12,606)	148,441
Unallocated CSS					(9,275)
Non-operating pension costs					(7,468)
Earnings from continuing operations before income taxes					$131,698

Segment capital expenditures paid	$375,779	1,060	8,181	—	385,020
Unallocated CSS capital expenditures paid					6,157
Capital expenditures paid					$391,177
 ————————————

(1)	Refer to Note 13, Other Items Impacting Comparability for additional information.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

	FMS	DTS	SCS	Eliminations	Total
	(In thousands)
For the nine months ended September 30, 2017
Revenue from external customers	$3,148,809	811,620	1,429,477	—	5,389,906
Inter-segment revenue	343,038	—	—	(343,038)	—
Total revenue	$3,491,847	811,620	1,429,477	(343,038)	5,389,906

Segment EBT	$220,973	39,892	75,359	(38,053)	298,171
Unallocated CSS					(32,965)
Non-operating pension costs					(20,875)
Restructuring and other items, net (1)					(9,340)
Earnings from continuing operations before income taxes					$234,991

Segment capital expenditures paid	$1,255,789	2,989	34,839	—	1,293,617
Unallocated CSS capital expenditures paid					19,228
Capital expenditures paid					$1,312,845

For the nine months ended September 30, 2016
Revenue from external customers	$3,086,144	764,025	1,207,665	—	5,057,834
Inter-segment revenue	318,308	—	—	(318,308)	—
Total revenue	$3,404,452	764,025	1,207,665	(318,308)	5,057,834

Segment EBT	$306,554	48,300	79,105	(37,116)	396,843
Unallocated CSS					(29,960)
Non-operating pension costs					(22,048)
Pension-related charge (2)					(7,650)
Earnings from continuing operations before income taxes					$337,185

Segment capital expenditures paid	$1,438,104	1,940	52,643	—	1,492,687
Unallocated CSS capital expenditures paid					18,672
Capital expenditures paid					$1,511,359
 ————————————

(1)	Refer to Note 13, Other Items Impacting Comparability for additional information.

(2)
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Operating results were as follows:

	Three months ended September 30,		Nine months ended September 30,		Change 2017/2016
	2017	2016	2017	2016	Three Months	Nine Months
	(In thousands, except per share amounts)
Total revenue	$1,848,529	1,724,418	$5,389,906	5,057,834	7%	7%
Operating revenue (1)	1,525,453	1,468,293	4,453,768	4,324,019	4%	3%

EBT	$94,343	131,698	$234,991	337,185	(28)%	(30)%
Comparable EBT (2)	111,010	139,141	265,206	366,858	(20)%	(28)%
Earnings from continuing operations	58,913	85,138	148,535	215,365	(31)%	(31)%
Comparable earnings from continuing operations (2)	70,820	89,558	168,079	233,039	(21)%	(28)%
Net earnings	58,623	84,752	147,588	214,296	(31)%	(31)%

Earnings per common share (EPS) — Diluted
Continuing operations	$1.11	1.59	$2.79	4.02	(30)%	(31)%
Comparable (2)	1.33	1.67	3.16	4.35	(20)%	(27)%
Net earnings	1.11	1.59	2.77	4.00	(30)%	(31)%
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

Total revenue and operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation) increased 7% and 4%, respectively, in the third quarter of 2017. For the nine months ended September 30, 2017, total revenue and operating revenue increased 7% and 3%, respectively. Total revenue in both periods increased due to higher operating revenue and increased subcontracted transportation passed through to customers, reflecting new business and higher volumes, as well as higher fuel costs passed through to customers. Operating revenue in both periods increased due to higher revenue in the SCS business segment and higher contractual ChoiceLease revenue. Operating revenue growth was partially offset by lower commercial rental revenue in the nine months ended September 30, 2017.

EBT decreased 28% in the third quarter of 2017, reflecting lower year over year operating results in all segments, a $5.5 million estimated pension settlement charge for the exit from a U.S. multi-employer pension plan and $4.3 million related to consulting fees associated with a cost-savings program. In FMS, EBT decreased in the third quarter due to accelerated depreciation of $4 million on vehicles expected to be made available for sale through June 2018 and more normalized maintenance spending associated with vehicles being prepared for sale, as well as increased overhead spending, primarily due to the timing of incentive compensation and higher sales and marketing expense. DTS EBT decreased in the third quarter due to higher insurance premiums, higher maintenance costs on certain older model year vehicles and the impact of one less work day. SCS EBT decreased in the third quarter primarily due to the operating performance of two customer accounts, including a particularly challenging start-up, and higher overhead spending, primarily for planned investments in information technology and sales. The net impact of hurricanes was neutral in the third quarter of 2017, as hurricane-related increases in commercial rental demand were offset by property losses.

EBT decreased 30% in the nine months ended September 30, 2017, primarily reflecting lower used vehicle sales and commercial rental results, as well as accelerated depreciation of $21 million, a $5.5 million estimated pension settlement charge, $4.3 million related to consulting fees associated with a cost-savings program and a particularly challenging start-up during the third quarter in the SCS segment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

CONSOLIDATED RESULTS

Lease and Rental

	Three months ended September 30,		Nine months ended September 30,		Change 2017/2016
	2017	2016	2017	2016	Three Months	Nine Months
	(Dollars in thousands)
Lease and rental revenues	$823,197	803,006	$2,387,801	2,369,147	3%	1%
Cost of lease and rental	588,626	557,901	1,745,777	1,665,693	6%	5%
Gross margin	234,571	245,105	642,024	703,454	(4)%	(9)%
Gross margin %	28%	31%	27%	30%

Lease and rental revenues represent revenue from our ChoiceLease and commercial rental product offerings within our FMS segment. Revenues increased 3% to $823 million in the third quarter and 1% to $2.39 billion in the nine months ended September 30, 2017, driven by growth in the ChoiceLease fleet and higher prices on replacement vehicles in the ChoiceLease product offering. In the nine months ended September 30, 2017, ChoiceLease revenue growth was partially offset by lower commercial rental revenue reflecting lower demand.

Cost of lease and rental represents the direct costs related to lease and rental revenues. These costs consist of depreciation of revenue earning equipment, maintenance costs (primarily repair parts and labor), and other costs such as licenses, insurance and operating taxes. Cost of lease and rental excludes interest costs from vehicle financing. Cost of lease and rental increased 6% in the third quarter and 5% in the nine months ended September 30, 2017, primarily due to higher depreciation and maintenance costs from a larger average lease fleet and normalized maintenance spending associated with vehicles being prepared for sale. During the nine months ended, cost of lease and rental also increased due to higher maintenance costs on certain older model year vehicles. Cost of lease and rental was also impacted by accelerated depreciation on vehicles expected to be made available for sale through June 2018 of $4 million in the third quarter and $21 million in the nine months ended September 30, 2017. These increases were partially offset by lower depreciation on a smaller average rental fleet. Cost of lease and rental also increased $1 million in the third quarter of 2017 and $3 million in the nine months ended September 30, 2017, due to changes in estimated residual values effective January 1, 2017.

Lease and rental gross margin decreased 4% in the third quarter and 9% in the nine months ended September 30, 2017. Lease and rental gross margin as a percentage of revenue decreased to 28% in the third quarter and to 27% in the nine months ended September 30, 2017. The decrease in gross margin dollars and as a percentage of revenue in the third quarter was due to accelerated depreciation on vehicles expected to be made available for sale through June 2018 and more normalized maintenance spending associated with vehicles being prepared for sale. The decrease in gross margin dollars in the nine months ended September 30, 2017, was due to lower commercial rental demand, higher maintenance costs and accelerated depreciation. The decrease in gross margin dollars and as a percentage of revenue in the nine months ended September 30, 2017, was primarily due to higher maintenance costs and accelerated depreciation.

Services

	Three months ended September 30,		Nine months ended September 30,		Change 2017/2016
	2017	2016	2017	2016	Three Months	Nine Months
	(Dollars in thousands)
Services revenue	$896,245	801,004	$2,619,139	2,345,922	12%	12%
Cost of services	761,470	658,793	2,210,314	1,936,636	16%	14%
Gross margin	134,775	142,211	408,825	409,286	(5)%	—%
Gross margin %	15%	18%	16%	17%

Services revenue represents all the revenues associated with our DTS and SCS segments, as well as SelectCare and fleet support services associated with our FMS segment. Services revenue increased 12% in the third quarter, primarily due to new business in the SCS and DTS segments. Services revenue increased 12% in the nine months ended September 30, 2017, primarily due to new business and increased volumes in the SCS and DTS segments. Services revenue also benefited from higher fuel costs passed through to our customers in both the three and nine months ended September 30, 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Cost of services represents the direct costs related to services revenue and is primarily comprised of salaries and employee-related costs, subcontracted transportation (purchased transportation from third parties), fuel, vehicle liability costs and maintenance costs. Cost of services increased 16% in the third quarter and 14% in the nine months ended September 30, 2017, primarily due to higher volumes in SCS and SelectCare and higher fuel costs in SCS and DTS. Cost of services also increased in both periods due to higher costs incurred during the start-up phase on certain new SCS contracts and higher vehicle maintenance costs on certain older model year vehicles in DTS.

Services gross margin decreased 5% in the third quarter of 2017 and remained unchanged in the nine months ended September 30, 2017. Services gross margin as a percentage of revenue decreased to 15% in the third quarter and to 16% in the nine months ended September 30, 2017. The decrease in gross margin dollars and as a percentage of revenue in the third quarter and nine months ended, reflects lower operating performance on certain SCS contracts, including a particularly challenging start-up during the third quarter, as well as increased maintenance costs on certain older model year vehicles in DTS.

Fuel

	Three months ended September 30,		Nine months ended September 30,		Change 2017/2016
	2017	2016	2017	2016	Three Months	Nine Months
	(Dollars in thousands)
Fuel services revenue	$129,087	120,408	$382,966	342,765	7%	12%
Cost of fuel services	124,562	116,904	372,016	331,283	7%	12%
Gross margin	4,525	3,504	10,950	11,482	29%	(5)%
Gross margin %	4%	3%	3%	3%

Fuel services revenue represents fuel services provided to our FMS customers. Fuel services revenue increased 7% in the third quarter of 2017 and 12% in the nine months ended September 30, 2017, primarily due to higher fuel costs passed through to customers.

Cost of fuel services includes the direct costs associated with providing our customers with fuel. These costs include fuel, salaries and employee-related costs of fuel island attendants and depreciation of our fueling facilities and equipment. Cost of fuel services increased 7% in the third quarter and 12% in the nine months ended September 30, 2017, as a result of higher fuel costs.

Fuel services gross margin increased 29% in the third quarter and decreased 5% in the nine months ended September 30, 2017. Fuel services gross margin as a percentage of revenue increased to 4% in the third quarter and remained at 3% in the nine months ended September 30, 2017, compared to the same periods of 2016. Fuel is largely a pass-through to customers for which we realize minimal changes in margin during periods of steady market fuel prices. However, fuel services margin is impacted by sudden increases or decreases in market fuel prices during a short period of time, as customer pricing for fuel is established based on trailing market fuel costs.

	Three months ended September 30,		Nine months ended September 30,		Change 2017/2016
	2017	2016	2017	2016	Three Months	Nine Months
	(In thousands)
Other operating expenses	$28,445	27,997	$87,122	85,944	2%	1%

Other operating expenses include costs related to our owned and leased facilities within the FMS segment, such as facility depreciation, rent, purchased insurance, utilities and taxes. These facilities are utilized to provide maintenance to our ChoiceLease, commercial rental, and SelectCare customers. Other operating expenses increased slightly to $28.4 million in the third quarter and to $87.1 million in the nine months ended September 30, 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

	Three months ended September 30,		Nine months ended September 30,		Change 2017/2016
	2017	2016	2017	2016	Three Months	Nine Months
	(Dollars in thousands)
Selling, general and administrative expenses (SG&A)	$216,653	191,337	$620,041	602,768	13%	3%
Percentage of total revenue	12%	11%	12%	12%

SG&A expenses in the third quarter of 2017 increased 13% and as a percentage of total revenue increased to 12% driven by an estimated pension settlement charge for the exit from a U.S. multi-employer pension plan of $5.5 million during the quarter as well as higher compensation-related costs, professional fees, including consulting fees associated with a cost-savings program, and information technology costs. SG&A expenses in the nine months ended September 30, 2017, increased 3% primarily due to the estimated pension settlement charge, higher information technology costs and professional fees. SG&A expenses as a percentage of total revenue remained at 12% in the nine months ended September 30, 2017 compared to the same period in 2016.

	Three months ended September 30,		Nine months ended September 30,		Change 2017/2016
	2017	2016	2017	2016	Three Months	Nine Months
	(Dollars in thousands)
Non-operating pension costs	$6,958	7,468	20,875	29,698	(7)%	(30)%

Non-operating pension costs includes the components of our net periodic benefit cost other than service cost. These components include interest cost, expected return on plan assets, amortization of actuarial loss and prior service cost. Non-operating pension costs decreased $0.5 million in the third quarter and $8.8 million in the nine months ended September 30, 2017, from the respective prior year periods. The year-to-date decrease is primarily due to a one-time charge of $7.7 million in the second quarter of 2016 to fully reflect pension benefit improvements made in 2009 in our pension benefit obligation.

	Three months ended September 30,		Nine months ended September 30,		Change 2017/2016
	2017	2016	2017	2016	Three Months	Nine Months
	(Dollars in thousands)
Used vehicle sales, net	$2,727	1,873	$(11,815)	33,002	46%	(136)%

Used vehicle sales, net includes gains from sales of used vehicles as well as the selling costs associated with used vehicles and write-downs of vehicles to fair market values. Used vehicle sales, net increased to a gain of $2.7 million in the third quarter of 2017 and decreased to a loss of $11.8 million in the nine months ended September 30, 2017. The quarterly increase is driven by lower fair market value write-downs on vehicles held for sale, partially offset by lower tractor and truck proceeds per unit resulting in lower gains on sales. For the nine months ended September 30, 2017, used vehicle sales results have been impacted primarily by a sharp drop in the market value of tractors and trucks, which resulted in lower gains on sales and greater fair market value write-downs on vehicles held for sale. The following table presents the used vehicle pricing changes for the three and nine months ended September 30, 2017.

	Proceeds per unit change 2017/2016
	Three Months	Nine Months

Tractors	(19)%	(17)%
Trucks	(15)%	(16)%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

	Three months ended September 30,		Nine months ended September 30,		Change 2017/2016
	2017	2016	2017	2016	Three Months	Nine Months
	(Dollars in thousands)
Interest expense	$34,854	37,440	$104,591	112,597	(7)%	(7)%
Effective interest rate	2.6%	2.7%	2.6%	2.7%

Interest expense decreased 7% in the third quarter of 2017 and in the nine months ended September 30, 2017, reflecting lower average outstanding debt and a lower effective interest rate. The decrease in average outstanding debt reflects lower planned vehicle capital spending. The lower effective interest rate in 2017 reflects the replacement of higher interest rate debt with debt issuances at lower rates.

	Three months ended September 30,		Nine months ended September 30,		Change 2017/2016
	2017	2016	2017	2016	Three Months	Nine Months
	(Dollars in thousands)
Miscellaneous income, net	$4,655	3,247	$17,636	10,968	43%	61%

Miscellaneous income, net consists of investment income on securities used to fund certain benefit plans, interest income, gains from sales of operating property, foreign currency transaction gains and other non-operating items. The increase in the third quarter and nine months ended September 30, 2017 is driven by increased rabbi trust investment income, gains on sales of properties of $0.6 million in the third quarter and $3.7 million in the nine months ended September 30, 2017, respectively, and recoveries from business interruption claims of $3.2 million in the nine months ended September 30, 2017.

	Three months ended September 30,		Nine months ended September 30,		Change 2017/2016
	2017	2016	2017	2016	Three Months	Nine Months
	(Dollars in thousands)
Provision for income taxes	$35,430	46,560	$86,456	121,820	(24)%	(29)%
Effective tax rate from continuing operations	37.6%	35.4%	36.8%	36.1%

Provision for income taxes decreased 24% in the third quarter of 2017 and 29% in the nine months ended September 30, 2017. The decrease in the provision for income taxes reflects lower taxable earnings, partially offset by a higher effective tax rate primarily due to a state tax law change in the third quarter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

OPERATING RESULTS BY SEGMENT

	Three months ended September 30,		Nine months ended September 30,		Change 2017/2016
	2017	2016	2017	2016	Three Months	Nine Months
	(Dollars in thousands)
Total Revenue:
Fleet Management Solutions	$1,195,798	1,155,011	$3,491,847	3,404,452	4%	3%
Dedicated Transportation Solutions	272,334	260,921	811,620	764,025	4	6
Supply Chain Solutions	496,004	416,898	1,429,477	1,207,665	19	18
Eliminations	(115,607)	(108,412)	(343,038)	(318,308)	7	8
Total	$1,848,529	1,724,418	$5,389,906	5,057,834	7%	7%
Operating Revenue: (1)
Fleet Management Solutions	$1,026,011	997,903	$2,986,792	2,955,465	3%	1%
Dedicated Transportation Solutions	197,917	196,648	591,045	581,213	1	2
Supply Chain Solutions	376,429	345,453	1,096,899	999,427	9	10
Eliminations	(74,904)	(71,711)	(220,968)	(212,086)	4	4
Total	$1,525,453	1,468,293	$4,453,768	4,324,019	4%	3%
EBT:
Fleet Management Solutions	$100,693	112,507	$220,973	306,554	(11)%	(28)%
Dedicated Transportation Solutions	13,770	17,584	39,892	48,300	(22)	(17)
Supply Chain Solutions	22,052	30,956	75,359	79,105	(29)	(5)
Eliminations	(14,464)	(12,606)	(38,053)	(37,116)	15	3
	122,051	148,441	298,171	396,843	(18)	(25)
Unallocated Central Support Services	(11,041)	(9,275)	(32,965)	(29,960)	19	10
Non-operating pension costs	(6,958)	(7,468)	(20,875)	(22,048)	(7)	(5)
Restructuring and other items, net	(9,709)	—	(9,340)	(7,650)	NM	NM
Earnings from continuing operations before income taxes	$94,343	131,698	$234,991	337,185	(28)%	(30)%
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table sets forth equipment contribution included in EBT for our DTS and SCS segments:

	Three months ended September 30,		Nine months ended September 30,		Change 2017/2016
	2017	2016	2017	2016	Three Months	Nine Months
	(Dollars in thousands)
Equipment Contribution:
Dedicated Transportation Solutions	$8,320	8,047	$22,532	24,214	3%	(7)%
Supply Chain Solutions	6,144	4,559	15,521	12,902	35	20
Total (1)	$14,464	12,606	$38,053	37,116	15%	3%
———————————

(1)	Total amount is included in FMS EBT.

DTS equipment contribution increased slightly in the third quarter and decreased in the nine months ended September 30, 2017. The decrease in the nine months ended is primarily driven by higher maintenance costs on an older vehicle fleet used in DTS operations. The increase in SCS equipment contribution in the third quarter and in the nine months ended is primarily driven by increased volumes.

The following table sets forth items excluded from our segment EBT measure and their classification within our Consolidated Condensed Statements of Earnings:

		Three months ended September 30,		Nine months ended September 30,
Description	Classification	2017	2016	2017	2016
		(In thousands)
Non-operating pension costs (1)	Non-operating pension costs	$(6,958)	(7,468)	$(20,875)	(22,048)
Pension settlement charge (2)	SG&A	(5,454)	—	(5,454)	—
Fees related to cost-savings program (3)	SG&A	(4,255)	—	(4,255)	—
Operating tax adjustment (3)	SG&A	—	—	(2,205)	—
Restructuring (3)	Miscellaneous income, net	—	—	2,574	—
Pension-related adjustments (2)	Non-operating pension costs	—	—	—	(7,650)
		$(16,667)	(7,468)	$(30,215)	(29,698)
———————————

(1)	See Note 16, “Segment Reporting ," in the Notes to Consolidated Condensed Financial Statements for a discussion of adjustments.

(2)	See Note 12, “Employee Benefit Plans,” in the Notes to Consolidated Condensed Financial Statements for a discussion of adjustments.

(3)	See Note 13, “Other Items Impacting Comparability,” in the Notes to Consolidated Condensed Financial Statements for a discussion of adjustments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Fleet Management Solutions

	Three months ended September 30,		Nine months ended September 30,		Change 2017/2016
	2017	2016	2017	2016	Three Months	Nine Months
	(Dollars in thousands)
ChoiceLease	$673,882	649,208	$1,992,656	1,918,418	4%	4%
SelectCare	116,986	113,093	347,979	341,350	3	2
Commercial Rental	216,015	216,592	589,353	636,028	—	(7)
Other	19,128	19,010	56,804	59,669	1	(5)
Fuel services revenue	169,787	157,108	505,055	448,987	8	12
FMS total revenue (1)	$1,195,798	1,155,011	$3,491,847	3,404,452	4%	3%

FMS operating revenue (2)	$1,026,011	997,903	$2,986,792	2,955,465	3	1

FMS EBT	$100,693	112,507	$220,973	306,554	(11)%	(28)%
FMS EBT as a % of FMS total revenue	8.4%	9.7%	6.3%	9.0%	(130) bps	(270) bps
FMS EBT as a % of FMS operating revenue (2)	9.8%	11.3%	7.4%	10.4%	(150) bps	(300) bps
————————————

(1)	Includes intercompany fuel sales from FMS to DTS and SCS.

(2)
Non-GAAP financial measures. Reconciliations of FMS total revenue to FMS operating revenue, FMS EBT as a % of FMS total revenue to FMS EBT as a % of FMS operating revenue, as well as the reasons why management believes these measures are important to investors are included in the “Non-GAAP Financial Measures” section of this MD&A.

The following table summarizes the components of the change in FMS revenue on a percentage basis versus the prior year:

	Three months ended September 30, 2017		Nine months ended September 30, 2017
	Total	Operating (1)	Total	Operating (1)
Organic, including price and volume	3%	3%	2%	2%
Fuel	1	—	2	—
Foreign exchange	—	—	(1)	(1)
Net increase	4%	3%	3%	1%
  ————————————

(1)
Non-GAAP financial measure. A reconciliation of FMS total revenue to FMS operating revenue as well as the reasons why management believes this measure is important to investors is included in the "Non-GAAP Financial Measures" section of this MD&A.

FMS total revenue increased to $1.20 billion in the third quarter of 2017, due to higher FMS operating revenue (a non-GAAP measure excluding fuel) and fuel services revenue. FMS total revenue increased to $3.49 billion in the nine months ended September 30, 2017, due to higher fuel services revenue and FMS operating revenue, partially offset by negative impacts from foreign exchange. FMS operating revenue grew in both periods as a result of organic growth, primarily in the ChoiceLease product line. In the nine months ended September 30, 2017, FMS operating revenue growth was partially offset by lower commercial rental revenue and negative impacts from foreign exchange. Foreign exchange negatively impacted both total revenue and operating revenue growth by 100 basis points in the nine months ended September 30, 2017.

ChoiceLease revenue increased 4% in both the third quarter and the nine months ended September 30, 2017, reflecting a larger average fleet size and higher prices on replacement vehicles. Foreign exchange negatively impacted ChoiceLease revenue growth by 100 basis points in the nine months ended September 30, 2017. We expect favorable ChoiceLease revenue comparisons to continue through the end of the year based on sales activity. SelectCare revenue increased 3% in the third quarter and 2% in the nine months ended September 30, 2017, due to new business and increased volumes, partially offset by negative impacts from foreign exchange year-to-date. Commercial rental revenue was unchanged in the third quarter and decreased 7% in the nine months ended September 30, 2017, due to lower demand. We expect favorable commercial rental revenue comparisons in the fourth quarter given the current rental demand environment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table provides commercial rental statistics on our global fleet:

	Three months ended September 30,		Nine months ended September 30,		Change 2017/2016
	2017	2016	2017	2016	Three Months	Nine Months
	(Dollars in thousands)
Rental revenue from non-lease customers	$138,887	141,836	$372,853	397,305	(2)%	(6)%
Rental revenue from lease customers (1)	$77,128	74,756	$216,500	238,723	3%	(9)%
Average commercial rental power fleet size — in service (2), (3)	30,100	30,900	29,600	31,700	(3)%	(7)%
Commercial rental utilization — power fleet (2)	78.0%	76.7%	73.7%	73.9%	130 bps	(20) bps
————————————

(1)	Represents revenue from rental vehicles provided to our existing ChoiceLease customers, generally in place of a lease vehicle.

(2)	Number of units rounded to nearest hundred and calculated using quarterly average unit counts.

(3)	Excluding trailers.

FMS EBT decreased 11% in the third quarter of 2017, reflecting impacts to ChoiceLease and commercial rental gross margin from accelerated depreciation of $4 million on vehicles expected to be made available for sale through June 2018, and more normalized maintenance spending associated with vehicles being prepared for sale. FMS EBT was also impacted by higher overhead spending due to the timing of incentive compensation and higher sales and marketing expense. These items were partially offset by improved performance across all product lines. Commercial rental performance improved due to higher pricing and a 130 basis point improvement in utilization, reflecting fleet right-sizing actions taken earlier in the year. Used vehicle results improved modestly due to lower fair market value write-downs on vehicles held for sale, partially offset by lower proceeds per unit.

FMS EBT decreased 28% in the nine months ended September 30, 2017, due to lower used vehicle sales and commercial rental results, as well as $21 million of accelerated depreciation on vehicles expected to be made available for sale through June 2018 and higher maintenance costs, partially offset by improved SelectCare results. Used vehicle sales results decreased year-to-date due to lower pricing, which resulted in lower gains on sales and greater fair market value write-downs on vehicles held for sale. Commercial rental results declined year-to-date from lower demand. ChoiceLease and commercial rental results were negatively impacted by $1 million of higher depreciation in the third quarter and $3 million in the nine months ended September 30, 2017, due to residual value changes implemented January 1, 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Our global fleet of revenue earning equipment and SelectCare vehicles including vehicles under on-demand maintenance is summarized as follows (number of units rounded to the nearest hundred):

				Change
	September 30, 2017	December 31, 2016	September 30, 2016	Sept. 2017/Dec. 2016	Sept. 2017/Sept. 2016
End of period vehicle count
By type:
Trucks (1)	75,700	73,300	73,500	3%	3%
Tractors (2)	65,600	67,900	68,600	(3)	(4)
Trailers (3), (4)	42,200	42,800	42,300	(1)	—
Other	1,200	1,100	1,200	9	—
Total	184,700	185,100	185,600	—%	—%

By ownership:
Owned	183,400	183,700	184,100	—%	—%
Leased	1,300	1,400	1,500	(7)	(13)
Total	184,700	185,100	185,600	—%	—%

By product line: (4)
ChoiceLease	137,300	136,500	136,600	1%	1%
Commercial rental	37,800	37,800	38,000	—	(1)
Service vehicles and other	3,300	3,300	3,500	—	(6)
Active units	178,400	177,600	178,100	—	—
Held for sale	6,300	7,500	7,500	(16)	(16)
Total	184,700	185,100	185,600	—%	—%

Customer vehicles under SelectCare contracts	54,400	49,000	49,300	11%	10%

Quarterly average vehicle count
By product line:
ChoiceLease	137,200	136,500	135,100	1%	2%
Commercial rental	37,600	37,800	38,300	(1)	(2)
Service vehicles and other	3,300	3,400	3,300	(3)	—
Active units	178,100	177,700	176,700	—	1
Held for sale	6,900	7,500	8,700	(8)	(21)
Total	185,000	185,200	185,400	—%	—%

Customer vehicles under SelectCare contracts	52,800	49,200	49,600	7%	6%

Customer vehicles under SelectCare on-demand (5)	8,700	7,800	8,000	12%	9%

Total vehicles serviced	246,500	242,200	243,000	2%	1%

Year-to-date average vehicle count
By product line:
ChoiceLease	137,400	134,400	133,800	2%	3%
Commercial rental	37,500	39,200	39,600	(4)	(5)
Service vehicles and other	3,400	3,400	3,400	—	—
Active units	178,300	177,000	176,800	1	1
Held for sale	6,900	8,400	8,600	(18)	(20)
Total	185,200	185,400	185,400	—%	—%

Customer vehicles under SelectCare contracts (5)	51,300	49,200	49,000	4%	5%
Customer vehicles under SelectCare on-demand (6)	20,600	21,000	22,700	(2)%	(9)%
Total vehicles serviced	257,100	255,600	257,100	1%	—%
———————————

(1)	Generally comprised of Class 1 through Class 7 type vehicles with a Gross Vehicle Weight (GVW) up to 33,000 pounds.

(2)	Generally comprised of over the road on highway tractors and are primarily comprised of Class 8 type vehicles with a GVW of over 33,000 pounds.

(3)	Generally comprised of dry, flatbed and refrigerated type trailers.

(4)
Includes 4,800 UK trailers (3,000 ChoiceLease and 1,800 commercial rental), 5,300 UK trailers (3,300 ChoiceLease and 2,000 commercial rental) and 5,400 UK trailers (3,500 ChoiceLease and 1,900 commercial rental) as of September 30, 2017, December 31, 2016, and September 30, 2016, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table provides a breakdown of our non-revenue earning equipment included in our global fleet count (number of units rounded to nearest hundred):

				Change
	September 30, 2017	December 31, 2016	September 30, 2016	Sept. 2017/Dec. 2016	Sept. 2017/Sept. 2016
Not yet earning revenue (NYE)	2,100	1,700	1,900	24%	11%
No longer earning revenue (NLE):
Units held for sale	6,300	7,500	7,500	(16)	(16)
Other NLE units	3,900	4,400	5,000	(11)	(22)
Total	12,300	13,600	14,400	(10)%	(15)%

NYE units represent new vehicles on hand that are being prepared for deployment to a lease customer or into the rental fleet. Preparations include activities such as adding lift gates, paint, decals, cargo area and refrigeration equipment. NLE units represent vehicles held for sale and vehicles for which no revenue has been earned in the previous 30 days. Accordingly, these vehicles may be temporarily out of service, being prepared for sale or awaiting redeployment. NLE units decreased compared to September 30, 2016, reflecting lower used vehicle inventories, which are at the midpoint of our target range, and a lower number of units being prepared for sale. We expect NLE levels to decline through the end of the year.

Dedicated Transportation Solutions

	Three months ended September 30,		Nine months ended September 30,		Change 2017/2016
	2017	2016	2017	2016	Three Months	Nine Months
	(Dollars in thousands)
DTS total revenue	$272,334	260,921	$811,620	764,025	4%	6%

DTS operating revenue (1)	$197,917	196,648	$591,045	581,213	1%	2%

DTS EBT	$13,770	17,584	$39,892	48,300	(22)%	(17)%
DTS EBT as a % of DTS total revenue	5.1%	6.7%	4.9%	6.3%	(160) bps	(140) bps
DTS EBT as a % of DTS operating revenue (1)	7.0%	8.9%	6.7%	8.3%	(190) bps	(160) bps

Memo:
Average fleet	8,200	8,300	8,200	8,200	(1)%	—%
————————————

(1)
Non-GAAP financial measures. Reconciliations of DTS total revenue to DTS operating revenue, DTS EBT as a % of DTS total revenue to DTS EBT as a % of DTS operating revenue, as well as the reasons why management believes these measures are important to investors are included in the “Non-GAAP Financial Measures” section of this MD&A.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table summarizes the components of the change in DTS revenue on a percentage basis versus the prior year:

	Three months ended September 30, 2017		Nine months ended September 30, 2017
	Total	Operating (1)	Total	Operating (1)
Organic, including price and volume	3%	1%	5%	2%
Fuel	1	—	1	—
Net increase	4%	1%	6%	2%
  ————————————

(1)
Non-GAAP financial measure. A reconciliation of DTS total revenue to DTS operating revenue, as well as the reasons why management believes this measure is important to investors is included in the "Non-GAAP Financial Measures" section of this MD&A.

In the third quarter of 2017, DTS total revenue and operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation) increased 4% and 1%, respectively, primarily due to new business, partially offset by one less work day in the quarter. DTS EBT decreased 22% in the third quarter of 2017, primarily due to higher insurance premiums, higher vehicle maintenance costs on certain older model year vehicles and the impact of one less work day.

In the nine months ended September 30, 2017, DTS total and operating revenue increased 6% and 2%, respectively, due to new business and higher pricing. We expect DTS total revenue comparisons for the remainder of the year to be consistent with the prior year and DTS operating revenue comparisons to remain favorable through the end of the year. DTS EBT decreased 17% in the nine months ended September 30, 2017, primarily due to higher maintenance costs on certain older model year vehicles and higher insurance costs during the first half of the year.

Supply Chain Solutions

	Three months ended September 30,		Nine months ended September 30,		Change 2017/2016
	2017	2016	2017	2016	Three Months	Nine Months
	(Dollars in thousands)
Automotive	$135,853	140,785	$420,113	407,083	(4)%	3%
Technology and healthcare	68,008	61,425	194,561	177,138	11	10
CPG and Retail	130,528	110,840	365,185	324,814	18	12
Industrial and other	42,040	32,403	117,040	90,392	30	29
Subcontracted transportation	101,740	56,089	279,326	162,743	81	72
Fuel	17,835	15,356	53,252	45,495	16	17
SCS total revenue	$496,004	416,898	$1,429,477	1,207,665	19%	18%

SCS operating revenue (1)	$376,429	345,453	$1,096,899	999,427	9%	10%

SCS EBT	$22,052	30,956	$75,359	79,105	(29)%	(5)%
SCS EBT as a % of SCS total revenue	4.4%	7.4%	5.3%	6.6%	(300) bps	(130) bps
SCS EBT as a % of SCS operating revenue (1)	5.9%	9.0%	6.9%	7.9%	(310) bps	(100) bps

Memo:
Average fleet	7,900	7,400	7,800	7,100	7%	10%
————————————

(1)
Non-GAAP financial measures. Reconciliations of SCS total revenue to SCS operating revenue, SCS EBT as a % of SCS total revenue to SCS EBT as a % of SCS operating revenue, as well as the reasons why management believes these measures are important to investors are included in the “Non-GAAP Financial Measures” section of this MD&A.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table summarizes the components of the change in SCS revenue on a percentage basis versus the prior year:

	Three months ended September 30, 2017		Nine months ended September 30, 2017
	Total	Operating (1)	Total	Operating (1)
Organic, including price and volume	18%	8%	18%	10%
Fuel	—	—	—	—
Foreign exchange	1	1	—	—
Net increase	19%	9%	18%	10%
————————————

(1)
Non-GAAP financial measure. A reconciliation of SCS total revenue to SCS operating revenue, as well as the reasons why management believes this measure is important to investors is included in the "Non-GAAP Financial Measures" section of this MD&A.

In the third quarter of 2017, SCS total revenue increased 19%, and SCS operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation) increased 9%, primarily reflecting new business. SCS EBT decreased 29% in the third quarter of 2017, primarily related to the performance of two customer accounts, including a particularly challenging start-up. Additionally, results were impacted by higher overhead spending, primarily due to planned investments in information technology and sales.

In the nine months ended September 30, 2017, SCS total revenue increased 18%, reflecting organic growth. SCS operating revenue increased 10% due to new business, increased volumes and higher pricing. We expect SCS total revenue and SCS operating revenue comparisons to remain favorable through the end of the year. SCS EBT decreased 5% in the nine months ended September 30, 2017, primarily related to a particularly challenging start-up in the third quarter, higher costs incurred during the start-up phase of certain new accounts in the first half of the year, as well as planned investments in information technology and sales and higher compensation-related costs.

Central Support Services

	Three months ended September 30,		Nine months ended September 30,		Change 2017/2016
	2017	2016	2017	2016	Three Months	Nine Months
	(Dollars in thousands)
Human resources	$3,778	4,184	$12,186	12,968	(10)%	(6)%
Finance	14,426	15,143	43,604	44,267	(5)	(1)
Corporate services and public affairs	2,618	2,471	7,612	7,463	6	2
Information technology	22,265	20,466	64,744	60,369	9	7
Legal and safety	6,246	5,711	19,109	17,798	9	7
Marketing	4,556	4,336	13,290	14,220	5	(7)
Other	8,318	4,911	23,597	19,317	69	22
Total CSS	62,207	57,222	184,142	176,402	9	4
Allocation of CSS to business segments	(51,166)	(47,947)	(151,177)	(146,442)	7	3
Unallocated CSS	$11,041	9,275	$32,965	29,960	19%	10%

Total CSS costs increased 9% in the third quarter of 2017, due to higher information technology, compensation-related and professional services costs associated with strategic initiatives. Total CSS costs increased 4% in the nine months ended September 30, 2017, due to higher information technology and professional services costs associated with strategic initiatives. Unallocated CSS increased 19% in the third quarter and 10% in the nine months ended September 30, 2017, driven by higher professional services costs associated with strategic initiatives.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

FINANCIAL RESOURCES AND LIQUIDITY

Cash Flows

The following is a summary of our cash flows from continuing operations:

	Nine months ended September 30,
	2017	2016
	(In thousands)
Net cash (used in) provided by:
Operating activities	$1,166,191	1,185,062
Financing activities	(191,255)	(55,554)
Investing activities	(962,191)	(1,108,584)
Effect of exchange rates on cash	(5,226)	(5,567)
Net change in cash and cash equivalents	$7,519	15,357

Cash provided by operating activities decreased to $1.17 billion in the nine months ended September 30, 2017, compared with $1.19 billion in 2016, primarily due to lower earnings adjusted for non-cash items. Cash used in financing activities was $191 million in the nine months ended September 30, 2017, compared with $56 million in 2016, due to lower borrowing needs from lower capital spending. Cash used in investing activities decreased to $962 million in the nine months ended September 30, 2017, compared with $1.11 billion in 2016, primarily due to lower payments for capital expenditures.

The following table shows our free cash flow computation:

	Nine months ended September 30,
	2017	2016
	(In thousands)
Net cash provided by operating activities from continuing operations	$1,166,191	1,185,062
Sales of revenue earning equipment (1)	289,432	331,720
Sales of operating property and equipment (1)	12,541	6,623
Collections on direct finance leases and other items (1)	54,227	60,229
Total cash generated (2)	1,522,391	1,583,634
Purchases of property and revenue earning equipment (1)	(1,312,845)	(1,511,359)
Free cash flow (2)	$209,546	72,275

Memo:
Net cash used in financing activities	$(191,255)	(55,554)
Net cash used in investing activities	$(962,191)	(1,108,584)

———————————

(1)	Included in cash flows from investing activities.

(2)
Non-GAAP financial measures. Reconciliations of net cash provided by operating activities to total cash generated and to free cash flow are set forth in this table. Refer to the “Non-GAAP Financial Measures” section of this MD&A for the reasons why management believes these measures are important to investors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table provides a summary of capital expenditures:

	Nine months ended September 30,
	2017	2016
	(In thousands)
Revenue earning equipment:
ChoiceLease	$985,541	1,223,141
Commercial rental	295,638	79,204
	1,281,179	1,302,345
Operating property and equipment	94,850	101,837
Total capital expenditures	1,376,029	1,404,182
Changes in accounts payable related to purchases of revenue earning equipment	(63,184)	107,177
Cash paid for purchases of property and revenue earning equipment	$1,312,845	1,511,359

Capital expenditures in the nine months ended September 30, 2017 of $1.38 billion, were largely unchanged from the prior year, reflecting greater use of redeployed vehicles to fulfill new ChoiceLease contracts. Lower ChoiceLease spending was offset by higher planned investments to refresh our commercial rental fleet. We expect full-year 2017 capital expenditures to be approximately $1.9 billion. We expect to fund 2017 capital expenditures primarily with internally generated funds and additional debt financing.

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

Our ability to access unsecured debt in the capital markets is impacted by both our short-term and long-term debt ratings. These ratings are intended to provide guidance to investors in determining the credit risk associated with particular Ryder securities based on current information obtained by the rating agencies from us or from other sources. Lower ratings generally result in higher borrowing costs, as well as reduced access to unsecured capital markets. A significant downgrade of our short-term debt ratings would impair our ability to issue commercial paper and likely require us to rely on alternative funding sources. A significant downgrade would not affect our ability to borrow amounts under our revolving credit facility, described below and above in Note 6, "Debt," to Consolidated Condensed Financial Statements, assuming ongoing compliance with the terms and conditions of the credit facility.

Our debt ratings and rating outlooks at September 30, 2017, were as follows:

Rating Summary
	Short-Term	Long-Term	Outlook
Fitch Ratings	F-2	A-	Stable
Standard & Poor’s Ratings Services	A-2	BBB+	Stable
Moody’s Investors Service	P-2	Baa1	Stable

Cash and cash equivalents totaled $65 million as of September 30, 2017. As of September 30, 2017, approximately $29 million was held outside the U.S. and is available to fund operations and other growth of non-U.S. subsidiaries. If we decide to repatriate cash and cash equivalents held outside the U.S., we may be subject to additional U.S. income taxes and foreign withholding taxes. However, our intent is to permanently reinvest these foreign amounts outside the U.S. and our current plans do not demonstrate a need to repatriate these foreign amounts to fund our U.S. operations.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

As of September 30, 2017, we had the following amounts available to fund operations under the following facilities:

(In millions)
Global revolving credit facility	$664
Trade receivables program	$175

See Note 6, "Debt", in the Notes to Consolidated Condensed Financial Statements for a discussion of these debt facilities.

The following table shows the movements in our debt balance:

	Nine months ended September 30,
	2017	2016
	(In thousands)
Debt balance at January 1	$5,391,274	5,502,627
Cash-related changes in debt:
Net change in commercial paper borrowings	2,153	73,597
Proceeds from issuance of medium-term notes	595,785	298,254
Proceeds from issuance of other debt instruments	277,517	—
Retirement of medium term notes	(700,000)	(300,000)
Other debt repaid	(238,160)	(40,707)
Debt issuance costs paid	(1,379)	(622)
	(64,084)	30,522
Non-cash changes in debt:
Fair value adjustment on notes subject to hedging	(3,168)	8,960
Addition of capital lease obligations	6,209	948
Changes in foreign currency exchange rates and other non-cash items	18,995	(23,416)
Total changes in debt	(42,048)	17,014
Debt balance at September 30	$5,349,226	5,519,641

In accordance with our funding philosophy, we attempt to align the aggregate average remaining re-pricing life of our debt with the aggregate average remaining re-pricing life of our assets. We utilize both fixed-rate and variable-rate debt to achieve this alignment and generally target a mix of 20% - 40% variable-rate debt as a percentage of total debt outstanding. The variable-rate portion of our total debt (including notional value of swap agreements) was 30% as of September 30, 2017 and December 31, 2016.

Refer to Note 6, “Debt,” in the Notes to Consolidated Condensed Financial Statements for further discussion around the global revolving credit facility, the trade receivables program, the issuance of medium-term notes, asset-backed financing obligations and debt maturities.

Ryder’s debt to equity ratios were 246% and 263% as of September 30, 2017 and December 31, 2016, respectively. The debt to equity ratio represents total debt divided by total equity. The Company's target debt to equity ratio is 250% to 300%.

Pension Information

The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. We review pension assumptions regularly and may, from time to time, make voluntary contributions to our pension plans, which exceed the amounts required by statute. In 2017, the expected total contributions to our pension plans are approximately $22 million. During the nine months ended September 30, 2017, we contributed $10.6 million to our pension plans. Changes in interest rates and the market value of the securities held by the plans during 2017 could materially change, positively or negatively, the funded status of the plans and affect the level of pension expense and contributions in 2017 and beyond. See Note 12, “Employee Benefit Plans,” in the Notes to Consolidated Condensed Financial Statements for additional information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Share Repurchases and Cash Dividends

See Note 8, “Share Repurchase Programs,” in the Notes to Consolidated Condensed Financial Statements for a discussion of share repurchases.

In October 2017, our Board of Directors declared a quarterly cash dividend of $0.46 per common share of common stock.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2, “Recent Accounting Pronouncements," in the Notes to Consolidated Condensed Financial Statements for a discussion of recent accounting pronouncements.

NON-GAAP FINANCIAL MEASURES

This Quarterly Report on Form 10-Q includes information extracted from consolidated condensed financial information but not required by generally accepted accounting principles in the United States of America (U.S. GAAP) to be presented in the financial statements. Certain elements of this information are considered “non-GAAP financial measures” as defined by SEC rules. Non-GAAP financial measures should be considered in addition to, but not as a substitute for or superior to, other measures of financial performance or liquidity prepared in accordance with U.S. GAAP. Also, our non-GAAP financial measures may not be comparable to financial measures used by other companies. We provide a reconciliation of each of these non-GAAP financial measures to the most comparable U.S. GAAP measure in this non-GAAP financial measures section. We also provide the reasons why management believes each non-GAAP financial measure is useful to investors in this section.
Specifically, we refer to the following non-GAAP financial measures in this Form 10-Q:

Non-GAAP Financial Measure	Comparable U.S. GAAP Measure
Operating Revenue Measures:
Operating Revenue	Total Revenue
FMS Operating Revenue	FMS Total Revenue
DTS Operating Revenue	DTS Total Revenue
SCS Operating Revenue	SCS Total Revenue
FMS EBT as a % of FMS Operating Revenue	FMS EBT as a % of FMS Total Revenue
DTS EBT as a % of DTS Operating Revenue	DTS EBT as a % of DTS Total Revenue
SCS EBT as a % of SCS Operating Revenue	SCS EBT as a % of SCS Total Revenue
Comparable Earnings Measures:
Comparable Earnings Before Tax	Earnings Before Tax
Comparable Earnings	Earnings from Continuing Operations
Comparable EPS	EPS from Continuing Operations
Cash Flow Measures:
Total Cash Generated and Free Cash Flow	Cash Provided by Operating Activities

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

Comparable Earnings Measures:
Comparable earnings before tax (EBT) Comparable Earnings Comparable earnings per diluted common share (EPS)
Comparable EBT, comparable earnings and comparable EPS are defined, respectively, as GAAP EBT, earnings and EPS, all from continuing operations, excluding (1) non-operating pension costs and (2) any other significant items that are not representative of our business operations. We believe these comparable earnings measures provide useful information to investors and allow for better year-over-year comparison of operating performance.
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
Other Significant Items: Our comparable earnings measures also exclude other significant items that are not representative of our business operations. These other significant items vary from period to period and, in some periods, there may be no such significant items. In the three and nine month periods ended September 30, 2017, we exclude the following other significant items from our comparable earnings measures in this Form 10-Q:
(1) Fees related to cost-savings program: In the third quarter of 2017, we recorded consulting fees associated with a cost-savings program.
(2) Pension settlement charge: In the third quarter of 2017, we recorded an estimated pension settlement charge for the exit from a U.S. multi-employer pension plan.
(3) Tax law change - rate increase: In the third quarter of 2017, the state of Illinois enacted changes to their tax system, which increased the provision for income taxes by $1.8 million.
(4) Restructuring: In the second quarter of 2017, we recorded restructuring credits related to the gains on sale of certain UK facilities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

(5) Operating tax adjustment: In the first quarter of 2017, we recorded a one-time charge of $2.2 million related to operating tax expenses that had not been recognized in prior period earnings.
(6) Pension-related adjustments: In the second quarter of 2016, it was determined that certain pension benefit improvements made in 2009 were not fully reflected in our projected benefit obligation, resulting in a charge to reflect those pension benefits.
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

EBT, earnings and diluted EPS from continuing operations in the three and nine months ended September 30, 2017 and 2016, included certain items we do not consider indicative of our business operations and have been excluded from our comparable EBT, comparable earnings and comparable diluted EPS measures. The following table lists a summary of these items, which are discussed in more detail throughout our MD&A and within the Notes to Consolidated Condensed Financial Statements:

	EBT		Earnings		Diluted EPS
	2017	2016	2017	2016	2017	2016
Three months ended September 30,	(In thousands, except per share amounts)
EBT/Earnings/EPS	$94,343	131,698	$58,913	85,138	$1.11	1.59
Non-operating pension costs	6,958	7,443	4,019	4,420	0.08	0.08
Pension settlement charge	5,454	—	3,304	—	0.06	—
Fees related to cost-savings program	4,255	—	2,740	—	0.05	—
Tax law change - rate increase	—	—	1,844	—	0.03	—
Comparable EBT/ Earnings/ EPS	$111,010	139,141	$70,820	89,558	$1.33	1.67

Nine months ended September 30,
EBT/Earnings/EPS	$234,991	337,185	$148,535	215,365	$2.79	4.02
Non-operating pension costs	20,875	22,023	12,065	12,857	0.24	0.24
Pension settlement charge	5,454	—	3,303	—	0.06	—
Fees related to cost-savings program	4,255	—	2,740	—	0.05	—
Operating tax adjustment	2,205	—	1,677	—	0.03	—
Restructuring	(2,574)	—	(2,085)	—	(0.04)	—
Tax law change - rate increase	—	—	1,844	—	0.03	—
Pension-related adjustment	—	7,650	—	4,817	—	0.09
Comparable EBT/ Earnings/ EPS	$265,206	366,858	$168,079	233,039	$3.16	4.35

The following table provides a reconciliation of the provision for income taxes to the comparable provision for income taxes:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Provision for income taxes (1)	$(35,430)	(46,560)	$(86,456)	(121,820)
Income tax effects of non-GAAP adjustments (1)	(4,760)	(3,023)	(10,671)	(11,999)
Comparable provision for income taxes (1)	$(40,190)	(49,583)	$(97,127)	(133,819)
———————————

(1)
The comparable provision for income taxes is computed using the same methodology as the GAAP provision of income taxes. Income tax effects of non-GAAP adjustments are calculated based on statutory tax rates of the jurisdictions to which the non-GAAP adjustments related.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table provides a numerical reconciliation of net cash provided by operating activities to total cash generated and free cash flow for the nine months ended September 30, 2017:

	Nine months ended September 30,
	2017	2016
	(In thousands)
Net cash provided by operating activities from continuing operations	$1,166,191	1,185,062
Sales of revenue earning equipment (1)	289,432	331,720
Sales of operating property and equipment (1)	12,541	6,623
Collections on direct finance leases and other items (1)	54,227	60,229
Total cash generated	1,522,391	1,583,634
Purchases of property and revenue earning equipment (1)	(1,312,845)	(1,511,359)
Free cash flow	$209,546	72,275

Memo:
Net cash (used in) provided by financing activities	$(191,255)	(55,554)
Net cash used in investing activities	$(962,191)	(1,108,584)
————————————

(1)	Included in cash flows from investing activities.

The following table provides a reconciliation of total revenue to operating revenue, which was not provided within the MD&A discussion:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In thousands)
Total revenue	$1,848,529	1,724,418	$5,389,906	5,057,834
Fuel	(175,106)	(162,293)	(519,979)	(464,176)
Subcontracted transportation	(147,970)	(93,832)	(416,159)	(269,639)
Operating revenue	$1,525,453	1,468,293	$4,453,768	4,324,019

The following table provides a reconciliation of FMS total revenue to FMS operating revenue, which was not provided within the MD&A discussion:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In thousands)
FMS total revenue	$1,195,798	1,155,011	$3,491,847	3,404,452
Fuel (1)	(169,787)	(157,108)	(505,055)	(448,987)
FMS operating revenue	$1,026,011	997,903	$2,986,792	2,955,465

FMS EBT	$100,693	112,507	$220,973	306,554
FMS EBT as a % of FMS total revenue	8.4%	9.7%	6.3%	9.0%
FMS EBT as a % of FMS operating revenue	9.8%	11.3%	7.4%	10.4%
————————————

(1)	Includes intercompany fuel sales from FMS to DTS and SCS.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table provides a reconciliation of DTS total revenue to DTS operating revenue, which was not provided within the MD&A discussion:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In thousands)
DTS total revenue	$272,334	260,921	$811,620	764,025
Subcontracted transportation	(46,230)	(37,743)	(136,833)	(106,896)
Fuel	(28,187)	(26,530)	(83,742)	(75,916)
DTS operating revenue	$197,917	196,648	$591,045	581,213

DTS EBT	$13,770	17,584	$39,892	48,300
DTS EBT as a % of DTS total revenue	5.1%	6.7%	4.9%	6.3%
DTS EBT as a % of DTS operating revenue	7.0%	8.9%	6.7%	8.3%

The following table provides a reconciliation of SCS total revenue to SCS operating revenue, which was not provided within the MD&A discussion:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In thousands)
SCS total revenue	$496,004	416,898	$1,429,477	1,207,665
Subcontracted transportation	(101,740)	(56,089)	(279,326)	(162,743)
Fuel	(17,835)	(15,356)	(53,252)	(45,495)
SCS operating revenue	$376,429	345,453	$1,096,899	999,427

SCS EBT	$22,052	30,956	$75,359	79,105
SCS EBT as a % of SCS total revenue	4.4%	7.4%	5.3%	6.6%
SCS EBT as a % of SCS operating revenue	5.9%	9.0%	6.9%	7.9%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

FORWARD-LOOKING STATEMENTS

Forward-looking statements (within the meaning of the Federal Private Securities Litigation Reform Act of 1995) are statements that relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends concerning matters that are not historical facts. These statements are often preceded by or include the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “could,” “should” or similar expressions. This Quarterly Report on Form 10-Q contains forward-looking statements including, but not limited to, statements regarding:

•	our expectations in our FMS business segment regarding anticipated ChoiceLease and commercial rental revenue and demand;

•	our expectations in our DTS and SCS business segments regarding anticipated total and operating revenue trends and growth rates;

•	our expectations of the long-term residual values of revenue earning equipment;

•	the anticipated decline in NLE vehicles in inventory through the end of the year;

•	our expectations of operating cash flow and capital expenditures through the end of 2017;

•	the adequacy of our accounting estimates and reserves for pension expense, compensation expense and employee benefit plan obligations, depreciation and residual value guarantees and income taxes;

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

•
Advances in technology may impact demand for our services or may require increased investments to remain competitive, which may take time and require additional investment and increase costs which our customers may not be willing to accept

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the third quarter of 2017, we carried out an evaluation, under the supervision and with the participation of management, including Ryder’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the third quarter of 2017, Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective.

Changes in Internal Controls over Financial Reporting

During the three months ended September 30, 2017, there were no changes in Ryder’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect such internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases we made of our common stock during the three months ended September 30, 2017:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Anti-Dilutive Program (2)
July 1 through July 30, 2017	8,758	$72.82	—	636,128
August 1 through August 31, 2017	105,394	72.36	105,394	530,734
September 1 through September 30, 2017	34	78.92	—	530,734
Total	114,186	$72.40	105,394
 ————————————

(1)
During the three months ended September 30, 2017, we purchased an aggregate of 8,892 shares of our common stock in employee-related transactions. Employee-related transactions may include: (i) shares of common stock withheld as payment for the exercise price of options exercised or to satisfy the employees' tax withholding liability associated with our share-based compensation programs and (ii) open-market purchases by the trustee of Ryder’s deferred compensation plans relating to investments by employees in our stock, one of the investment options available under the plans.

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

RYDER SYSTEM, INC.
(Registrant)

Date: October 24, 2017	By:	/s/ Art A. Garcia
Art A. Garcia
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: October 24, 2017		/s/ Frank Mullen
Frank Mullen
Vice President and Controller
(Principal Accounting Officer)