Form 10-K
period 2017-12-31
RYDER SYSTEM INC
filed 2018-02-20
CIK 85961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES ☐   NO ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was sold at June 30, 2017 was $3,774,013,558. The number of shares of Ryder System, Inc. Common Stock ($0.50 par value per share) outstanding at January 31, 2018 was 52,977,548.

Documents Incorporated by Reference into this Report	Part of Form 10-K into which Document is Incorporated
Ryder System, Inc. 2018 Proxy Statement	Part III

RYDER SYSTEM, INC.
FORM 10-K ANNUAL REPORT

i

PART I
ITEM 1. BUSINESS
OVERVIEW
Ryder System, Inc. (Ryder) is a global leader in transportation and supply chain management solutions. Our operating segments are aggregated into reportable business segments based upon similar economic characteristics, products, services, customers and delivery methods. We are reporting our financial performance based on three business segments: (1) Fleet Management Solutions (FMS), which provides full service leasing and leasing with flexible maintenance options, commercial rental, and contract or transactional maintenance services of trucks, tractors and trailers to customers principally in the U.S., Canada and the U.K.; (2) Dedicated Transportation Solutions (DTS), which provides vehicles and drivers as part of a dedicated transportation solution in the U.S.; and (3) Supply Chain Solutions (SCS), which provides comprehensive supply chain solutions including distribution and transportation services in North America and Singapore. Dedicated transportation services provided as part of an integrated, multi-service, supply chain solution to SCS customers are reported in the SCS business segment.
For financial information and other information relating to each of our business segments and about our geographic areas, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this report and Note 28, "Segment Reporting," in the Notes to Consolidated Financial Statements.

MISSION AND STRATEGY
Ryder's mission is to provide innovative fleet management and supply chain solutions that are reliable, safe and efficient, enabling our customers to deliver on their promises. We seek to deliver valuable solutions that will compel customers to outsource their fleet management and supply chain needs to us. Our primary strategy is to grow our fleet management and supply chain outsourcing services by targeting private fleets not currently outsourcing their fleet-related services (FMS and DTS), as well as companies who have outsourced to other providers, and key industries (SCS) with innovative solutions, operational excellence, best in class talent and information technology. This strategy is supported by:
•offering innovative products, solutions and support services that will create and strengthen customer relationships;

•	delivering operational excellence through continuous productivity and process improvements;

•	attracting, developing and retaining the best talent; and

•	deploying technology that will enable growth while improving operational efficiencies.

INDUSTRY AND OPERATIONS

Fleet Management Solutions

Value Proposition
Through our FMS business, we provide our customers with a variety of fleet solutions that are designed to improve their competitive position. By outsourcing these services to us, our customers can focus on their core business, improve their efficiency and productivity, and lower their costs. Our FMS product offering is comprised of longer-term full service leasing as well as leasing with flexible maintenance options; shorter-term commercial truck rental; contract or transactional maintenance services; and value-added fleet support services such as insurance, vehicle administration and fuel services. In addition, we provide our customers the ability to purchase a large selection of used trucks, tractors and trailers through our used vehicle sales program. FMS also provides maintenance, fuel and other services for all vehicles used in DTS and SCS solutions.
Market Trends
The U.S. commercial fleet market is estimated to include 8.3 million vehicles, of which 4.3 million vehicles are with privately held companies, 1.5 million vehicles are with for-hire carriers, 0.5 million vehicles are leased from banks or other financial institutions, and 0.8 million vehicles are in the lease and rental market(1). The 4.3 million vehicles privately owned by companies provide all or a portion of the transportation services for themselves rather than outsourcing those services to third parties such as Ryder. Several trends have been increasing the need for outsourcing: increased demand for efficiency and reliability; increased complexity and cost of buying and maintaining vehicles including technology, diagnostics, and training; labor issues including a shortage of qualified truck drivers and mechanics; as well as increased regulation and enforcement of safety requirements. Because of these trends, we believe the privately held fleets and the for-hire carriers will increasingly decide to outsource. Ryder also targets customers who are already outsourcing with other providers.
Similar trends apply to outsourcing in Canada, and the Canadian commercial fleet is estimated at 500,000 vehicles, of which approximately 17,000 vehicles are in the lease and rental market(2). In the U.K., the commercial rental and lease market is estimated at 229,000 units (3). The total lease and rental market in Ryder’s major markets totals over 1 million units. However, due to the trends described above, combined with our success in converting owners to outsourcing, the total market potential for Ryder is significantly higher.
Over the last several years, many key trends have been reshaping the transportation industry. We strongly believe these trends increase the value of our product offering. Companies that own and manage their own fleet of vehicles have put greater emphasis on the quality of their preventive maintenance and safety programs because of increased demand for efficiency and reliability. The maintenance and operation of commercial vehicles has become more complicated and expensive, requiring companies to spend a significant amount of time and money to keep up with new technology, diagnostics, retooling and training. Increased regulation and active enforcement efforts by federal and state governments require more stringent and costly operational processes and oversight. Fluctuating energy prices and alternative fuel technologies make it difficult for businesses to predict and manage fleet costs.
Operations
For the year ended December 31, 2017, our global FMS business accounted for 58% of our consolidated revenue.
U.S. Ryder was founded in the U.S. in 1933. Our FMS customers in the U.S. range from small businesses to large national enterprises operating in a wide variety of industries, the most significant of which are transportation and warehousing, food and beverage, housing, business and personal services, and industrial. At December 31, 2017, we had 533 operating locations, excluding ancillary storage locations, in 50 states and Puerto Rico. A location consists of a maintenance facility or “shop”. Our maintenance facilities typically include a shop for preventive maintenance and repairs, a service island for fueling, safety inspections and preliminary maintenance checks, offices for sales and other personnel, and in many cases, a commercial rental vehicle counter. We also operate on-site at 172 customer locations, which primarily provide vehicle maintenance.
Canada. We have been operating in Canada for over 50 years. At December 31, 2017, we had 36 operating locations throughout 9 Canadian provinces. We also operated 14 maintenance facilities on-site at customer properties in Canada.

Europe. We began operating in the U.K. in 1971. At December 31, 2017, we had 60 operating locations primarily throughout the U.K. We also managed a network of 426 independent maintenance facilities in the U.K. to serve our customers when it is more effective than providing the service in a Ryder location. In addition to our typical FMS operations, we supply and manage vehicles, equipment and personnel for military organizations in the U.K. and Germany.

(1)	U.S. Fleet as of June 2017, Class 3-8, IHS Markit Ltd. (formerly RL Polk)

(2)	Canada Outsourced Fleet Market as of September 2017, Class 3-8, IHS Markit Ltd. (formerly RL Polk)

(3)	U.K. Lease and Rental HGV Market, Projection for December 2017, Source: The Society of Motor Manufacturers & Traders (SMMT) 2010 & Ryder Internal Estimates

FMS Product Offerings
ChoiceLease.    Our lease offering, ChoiceLease, provides customers with vehicles, maintenance services, supplies, and related equipment necessary for operation of the vehicles while our customers furnish and supervise their own drivers and dispatch and exercise control over the vehicles. The ChoiceLease offering allows customers to select the terms of their lease alongside the level of maintenance they prefer, from full service or total bumper-to-bumper coverage to on-demand or pay-as-you-go maintenance. Our ChoiceLease customers receive the following benefits:

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

•
We offer ChoiceLease customers a complete maintenance program designed to reduce vehicle downtime through a preventive maintenance plan that is based on vehicle type and time or mileage intervals. Alternatively, we offer flexible maintenance options to our customers designed to provide them with choices on their preferred level of maintenance. Given our continued focus on improving the efficiency and effectiveness of our maintenance services, particularly in light of changing technology and increased regulation, we provide our ChoiceLease customers with a cost effective alternative to maintaining their own fleet of vehicles and the flexibility to choose the maintenance program that works for them.

•
Our customers have access to our extensive network of maintenance facilities and trained technicians for maintenance, vehicle repairs, 24-hour emergency roadside service, and replacement vehicles for vehicles that are temporarily out of service.

•	We typically retain vehicle residual risk exposure.

•
Customers have an opportunity to enhance their standard lease with additional fleet support services including our fuel and related services as described below; liability insurance coverage under our existing insurance policies and related insurance services; safety services including safety training, driver certification and loss prevention consulting; vehicle use and other tax reporting, permitting and licensing, and regulatory compliance (including hours of service administration); environmental services; and access to RydeSmart®, a full-featured GPS fleet location, tracking, and vehicle performance management system and to our web-based fleet tool that provides customers with 24/7 access to key operational and maintenance management information about their fleets.

For the year ended December 31, 2017, ChoiceLease revenue accounted for 57% of our FMS total revenue. Prior to 2017, FMS reported this product as “full service lease.”
Commercial Rental.    We target rental customers that have a need to supplement their private fleet of vehicles on a short-term basis (one day up to one year in length), either because of seasonal increases in their business or discrete projects that require additional transportation resources. ChoiceLease customers also utilize our commercial rental fleet to handle their peak or seasonal business needs, as substitute vehicles while their lease vehicles are undergoing maintenance, and while they are awaiting delivery of new lease vehicles. Although a portion of our commercial rental business is purely occasional in nature, we focus on building long-term relationships with customers so that we become their preferred source for commercial vehicle rentals. Our rental representatives assist in selecting a vehicle that satisfies a customer’s needs and supervise the rental process, which includes execution of a rental agreement and a vehicle inspection. In addition to vehicle rental, we may extend liability insurance coverage under our existing policies to our rental customers as well as the benefits of cost savings and convenience of our comprehensive fuel services program. For the year ended December 31, 2017, commercial rental revenue accounted for 17% of our FMS total revenue.
SelectCare.    Through our SelectCare product line, we provide maintenance services to customers who do not choose to lease vehicles from us. Our SelectCare customers commit to utilizing our extensive network of maintenance facilities and trained technicians to maintain the vehicles they own or lease from third parties. There are several bundles of services available to SelectCare customers including full service contract maintenance and preventive only maintenance. We can also customize the services to include ancillary maintenance and/or fleet support services. Vehicles covered under this offering are typically serviced at our own facilities. However, based on the size and complexity of a customer’s fleet, we may operate an on-site maintenance facility at the customer’s location.
Additionally, our lease and contract maintenance customers periodically require additional maintenance and repair services that are not included in their lease or contract maintenance agreements. For example, additional maintenance and repair services may arise when a customer damages a leased vehicle. In addition, because of our existing relationships with the customer, we may provide service on their owned vehicles and charge the customer on an hourly basis for work performed. By servicing all of our customers’ maintenance needs, we create stronger, long-term relationships and have greater opportunity to provide customers with a wide range of outsourcing solutions. For the year ended December 31, 2017, SelectCare revenue accounted for 10% of our FMS total revenue. Prior to 2017, FMS reported this product as “contract maintenance” and “contract-related maintenance.”
The following table provides information regarding the number of vehicles and customers by FMS product offering at December 31, 2017:

	U.S.		Foreign		Total
	Vehicles	Customers	Vehicles	Customers	Vehicles	Customers
ChoiceLease	115,200	11,500	23,900	2,400	139,100	13,900
Commercial rental (1)	31,000	30,700	6,800	5,700	37,800	36,400
SelectCare (2)	48,400	1,700	6,000	400	54,400	2,100
______________

(1)	Commercial rental customers include customers who rented a vehicle for more than 3 days during the year and includes approximately 7,400 ChoiceLease customers

(2)	SelectCare customers include approximately 1,020 ChoiceLease customers

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
Fuel Services.    We provide our FMS customers with access to diesel fuel at competitive prices at approximately 450 of our maintenance facilities across the United States and Canada. We also provide fuel services such as fuel planning, fuel tax reporting, centralized billing, fuel cards and fuel monitoring. Although fuel sales do not have a significant impact on our FMS earnings, as it is largely a pass-through cost to customers, we believe allowing customers to leverage our fuel buying power is a significant and valuable benefit to our customers. For the year ended December 31, 2017, fuel services revenue accounted for 15% of our FMS total revenue.
Used Vehicles.    We primarily sell our used vehicles at one of our 53 retail sales centers throughout North America (14 of which are co-located at an FMS shop), at our branch locations or through our website at www.Usedtrucks.Ryder.com. Typically, before we offer used vehicles for sale, our technicians ensure that the vehicles are Road Ready®, which means that they have passed a comprehensive, multi-point performance inspection based on specifications formulated through our maintenance program. Our retail sales centers throughout North America allow us to leverage our maintenance expertise and strong brand reputation to realize higher sales proceeds than in the wholesale market. Given our focus on maximizing sales proceeds, we generally sell our used vehicles through retail centers for prices in excess of book value. However, the extent to which we are able to realize a gain on the sale of used vehicles is dependent upon various other factors, including the general state of the used vehicle market, the supply and demand for used commercial vehicles in retail and wholesale markets, the age and condition of the vehicle at the time of its disposal and vehicle depreciation estimates.

FMS Business Strategy
Our FMS business strategy is to be the leading provider of fleet management outsourcing services for light, medium and heavy duty commercial highway vehicles. This strategy revolves around the following interrelated goals and priorities:

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
Successfully driving our fleet growth strategy will require significant capital investments in lease and commercial rental vehicles. As a result, during periods of significant growth, our free cash flow may be negative due to capital outlay upfront to purchase vehicles which are leased over 3 to 10 year periods.

Competition
As an alternative to using our fleet management services, companies choose to provide these services for themselves or to obtain similar or alternative services from other third-party vendors.
Our FMS business segment competes with companies providing similar services on a national, regional and local level. Many regional and local competitors provide services on a national level through their participation in various cooperative programs. Competitive factors include price, equipment, maintenance, service and geographic coverage. We compete with finance lessors, truck and trailer manufacturers and independent dealers who provide full service lease products, finance leases, extended warranty maintenance, rental and other transportation services. With the growth of our on-demand maintenance product, we also face competition from managed maintenance providers who are hired to coordinate and manage the maintenance of large fleets of vehicles through a network of third-party maintenance providers. Value-added differentiation of the ChoiceLease, SelectCare and commercial rental services, as well as continued commitment to offer innovative products and solutions, such as natural gas and electric vehicles, have been and will continue to be our emphasis.

Dedicated Transportation Solutions
Value Proposition
Through our DTS business segment, we combine equipment, maintenance, drivers, administrative services and additional services to provide customers with a dedicated transportation solution that is designed to increase their competitive position, improve risk management and integrate their transportation needs with their overall supply chain. Such additional services include routing and scheduling, fleet sizing, safety, regulatory compliance, risk management, technology and communication systems support, including on-board computers and other technical support. These additional services allow us to address, on behalf of our customers, labor challenges associated with maintaining a private fleet of vehicles, such as driver recruitment and retention, government regulation, including electronic logging devices and hours of service regulations, Department of Transportation (DOT) audits and workers’ compensation. Our DTS solution offers a high degree of specialization to meet the needs of customers with sophisticated service requirements such as tight delivery windows, high-value or time-sensitive freight, closed-loop distribution, multi-stop shipments, specialized equipment and integrated transportation needs.
Market Trends
The U.S. dedicated contract carriage market is estimated to be $14 billion(1). This market is affected by many of the same trends that impact our FMS business, including the tightening of capacity in the current U.S. trucking market. The administrative requirements relating to regulations issued by the DOT regarding driver screening, training and testing, as well as record keeping and other costs associated with the hours of service requirements, make our DTS product an attractive alternative to private fleet and driver management. With the changes in the regulatory environment, including the electronic logging device mandate that became effective in late 2017, there continues to be increased pressure on the availability of qualified truck drivers, whose supply continues to tighten, and shippers are seeking dedicated capacity from quality transportation and logistics providers. In addition, market demand for just-in-time delivery creates a need for well-defined routing and scheduling plans that are based on comprehensive asset utilization analysis and fleet rationalization studies offered as part of our DTS services.
Operations/Product Offerings
For the year ended December 31, 2017, our global DTS business accounted for 15% of our consolidated revenue. At December 31, 2017, we had 184 DTS customer accounts in the U.S. Because it is highly customized, our DTS product is particularly attractive to companies that operate in industries that have time-sensitive deliveries or special handling requirements, as well as companies who require specialized equipment. Because DTS accounts typically operate in a limited geographic area, most of the drivers assigned to these accounts are short haul drivers, meaning they return home at the end of each work day. Although a significant portion of our DTS operations are located at customer facilities, our DTS business also utilizes and benefits from our extensive network of FMS facilities, including the FMS maintenance network which services all vehicles used in DTS solutions.
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
(1) Armstrong & Associates - Third-Party Logistics Market Results and Trends for 2017, June 2017

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
•Leverage the support and talent of the FMS sales team to compel private fleet operators to outsource all or some of their transportation needs to us;
•Align the DTS business with other SCS product lines to create revenue opportunities and improve operating efficiencies in both segments; and
•Improve competitiveness in the non-specialized and non-integrated customer segments.
Competition
Our DTS business segment competes with truckload carriers and other dedicated providers servicing on a national, regional and local level. Competitive factors include price, equipment, maintenance, service and geographic coverage, driver availability and operations expertise. We are able to differentiate the DTS product offering by leveraging FMS and integrating the DTS services with those of SCS to create a more comprehensive transportation solution for our customers. Our strong safety record and focus on customer service enable us to uniquely meet the needs of customers with high-value products that require specialized handling in a manner that differentiates us from truckload carriers.

Supply Chain Solutions
Value Proposition
Through our SCS business, we offer a broad range of innovative logistics management services that are designed to optimize customers' supply chain and address customers' key business requirements. The organization is aligned by industry verticals (Automotive, Technology and Healthcare, Consumer Packaged Goods and Retail, and Industrial) to enable our teams to focus on the specific needs of their customers. Our SCS product offerings are organized into four categories: dedicated services, distribution management, transportation management and professional services. These offerings are supported by a variety of information technology and engineering solutions that are an integral part of our SCS services. These product offerings can be provided independently or as an integrated solution to optimize supply chain effectiveness. A key aspect of our value proposition is our operational execution, which is an important differentiator in the marketplace.
Market Trends
Global logistics is an approximately $8.5 trillion market, of which approximately $826 billion is outsourced. Logistics spending in the markets we are targeting in North America and Singapore equates to approximately $2.0 trillion, of which $209 billion is outsourced(1). Outsourced logistics is a market with significant growth opportunity. More sophisticated supply chain practices are required as supply chains expand and become more complex, product needs continue to proliferate and companies look for lower cost supply chain alternatives. In addition, disruptions from unexpected events such as natural disasters have caused companies to focus on risk management of their supply chains. The more complicated the supply chain or the product requirements, the greater the need for companies to utilize the expertise of supply chain solution providers.

(1) Armstrong & Associates - Third-Party Logistics Market Results and Trends for 2017, June 2017

Operations
For the year ended December 31, 2017, our global SCS business accounted for 27% of our consolidated revenue.

     U.S.    At December 31, 2017, we had 294 SCS customer accounts in the U.S., most of which are large enterprises that maintain large, complex supply chains. Most of our core SCS business operations are geographically located to maximize efficiencies and reduce costs. At December 31, 2017, managed warehouse space totaled approximately 44 million square feet for the U.S. We also concentrate certain logistics expertise in locations not associated with specific customer sites. For example, our carrier procurement, contract management, freight bill audit and payment services, and transportation optimization and execution groups operate out of our logistics centers in Novi, Michigan and Fort Worth, Texas.
Mexico. At December 31, 2017, we had 120 SCS customer accounts and managed warehouse space totaling approximately 4.7 million square feet. Our Mexico operations offer a full range of SCS services and manage approximately 17,900 border crossings each month between Mexico and the U.S. and Canada, often highly integrated with our distribution and transportation operations.
Canada.    At December 31, 2017, we had 43 SCS customer accounts and managed warehouse space totaling approximately 1.2 million square feet. Given the proximity of this market to our U.S. and Mexico operations, the Canadian operations are highly coordinated with their U.S. and Mexico counterparts, managing cross-border transportation and freight movements.
Singapore.    At December 31, 2017, we had 82 SCS customer accounts and managed warehouse space totaling approximately 363,000 square feet.

SCS Product Offerings
Distribution Management.    Our SCS business offers a wide range of services relating to a customer’s distribution operations, from designing a customer’s distribution network to managing distribution facilities. Services within the facilities generally include managing the flow of goods from the receiving function to the shipping function, coordinating warehousing and transportation for inbound and outbound material flows, handling import and export for international shipments, coordinating just-in-time replenishment of component parts to manufacturing and final assembly, and providing shipments to customer distribution centers or end customer delivery points, including support for e-commerce networks. Additional value-added services such as light assembly of components into defined units (kitting), packaging and refurbishment are also provided. For the year ended December 31, 2017, distribution management solutions accounted for 47% of our SCS revenue.
Dedicated Services.   Dedicated services are offered as part of an integrated supply chain solution to our customers. We fulfill transportation needs for our customers with a combination of outside carriers and dedicated services. The dedicated services offering combines the equipment, maintenance, drivers and additional services to provide a customer with a dedicated transportation solution, which combined with outside transportation, is designed to increase their competitive position, improve risk management and integrate their transportation needs with their overall supply chain. Such additional services include routing and scheduling, fleet sizing, safety, regulatory compliance, risk management, technology and communication systems support including on-board computer, and other technical support. These additional services allow us to address, on behalf of our customers, labor challenges associated with maintaining a private fleet of vehicles, such as driver recruitment and turnover, government regulation (including hours of service regulations), DOT audits and workers' compensation. Our dedicated services solution offers a high degree of specialization to meet the needs of customers with sophisticated service requirements such as tight delivery windows, high value or time-sensitive freight, closed-loop distribution, multi-stop shipments, specialized equipment and integrated transportation needs. Dedicated services operations are located at our customer facilities, and our dedicated offering utilizes and benefits from our extensive network of FMS facilities, which provides maintenance for all Ryder vehicles used in SCS solutions. For the year ended December 31, 2017, approximately 34% of our SCS revenue was related to dedicated services.
Transportation Management.    Our SCS business offers services relating to all aspects of a customer’s transportation network. Our team of transportation specialists provides shipment planning and execution, which includes shipment optimization, load scheduling and delivery confirmation through a series of technological and web-based solutions. Our transportation consultants, including our freight brokerage department, focus on carrier procurement of all modes of transportation with an emphasis on truck-based transportation, rate negotiation, and freight bill audit and payment services. In addition, our SCS business provides customers with capacity management services that are designed to meet backhaul opportunities and minimize excess miles. For the year ended December 31, 2017, we purchased and/or executed $5.2 billion in freight moves on our customers' behalf. For the year ended December 31, 2017, transportation management solutions accounted for 14% of our SCS revenue.

Professional Services.    In conjunction with providing the SCS core services described previously, our SCS business offers a variety of knowledge-based services that support every aspect of a customer’s supply chain. Our SCS professionals are available to evaluate a customer’s existing supply chain to identify inefficiencies as well as opportunities for integration and improvement. Once the assessment is complete, we work with the customer to develop a supply chain strategy that will create the most value for the customer and their target clients. Once a customer has adopted a supply chain strategy, our SCS logistics team, supported by functional experts and representatives from our information technology, real estate and finance groups, work together to design a strategically focused supply chain solution. The solution may include both a network design that sets forth the number, location and function of key components of the network and a transportation solution that optimizes the mode or modes of transportation and route selection. In addition to providing the distribution and transportation expertise necessary to implement the supply chain solution, our SCS representatives can coordinate and manage all aspects of the customer’s supply chain provider network to assure consistency, efficiency and flexibility. For the year ended December 31, 2017, knowledge-based professional services accounted for 5% of our SCS revenue.
SCS Business Strategy
Our SCS business strategy is to offer our customers differentiated functional execution and proactive solutions from deep expertise in key industry verticals. The strategy revolves around the following interrelated goals and priorities:

•	Provide customers with best in class execution and quality through reliable and flexible supply chain solutions;

•	Develop innovative solutions and capabilities that drive value for our customer within our targeted industry verticals;

•	Create a culture of innovation and collaboration to share capabilities and solutions to meet our client’s needs;

•	Consistent focus on network optimization and continuous improvement; and

•	Successfully execute targeted sales and marketing growth strategies.
Competition
As an alternative to using our services, most companies choose to internally manage their own supply chains and logistics operations, although some choose to obtain similar or alternative services from other third-party vendors.
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
REGULATION
Our business is subject to regulation by various federal, state, local and foreign governmental entities. The DOT and various federal and state agencies exercise broad powers over certain aspects of our business, generally governing such activities as authorization to engage in motor carrier operations, safety and financial reporting. The Federal Motor Carrier Safety Administration (FMCSA), under the DOT, manages a compliance and enforcement initiative partnering with state agencies designed to monitor and improve commercial vehicle motor safety, which uses roadside inspections and violations to measure motor carriers and drivers. In 2017, the FMCSA regulations mandating electronic logging devices in commercial motor vehicles went into effect for various aspects of our dedicated, supply chain and rental businesses.
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
ENVIRONMENTAL
We have a long-standing commitment to sound environmental practices that reduce risk and build value for us and our customers. We have a history of adopting “green” designs and processes because they are efficient, cost-effective transportation solutions that improve our bottom line and bring value to our customers. We have maintained an environmental policy since 1991 and have updated it periodically as regulatory and customer needs have changed. Our environmental policy reflects our commitment to supporting the goals of sustainable development, environmental protection and pollution prevention in our business. We have adopted proactive environmental strategies that have advanced business growth and continued to improve our performance in ways that reduce emission outputs and environmental impact. Our environmental team works with operating employees to develop and administer programs in support of our environmental policy and to help ensure that environmental considerations are integrated into all business processes and decisions.
In establishing appropriate environmental objectives and targets for our wide range of business activities around the world, we focus on (1) the needs of our customers; (2) the communities in which we provide services; and (3) relevant laws and regulations. We regularly review and update our environmental management procedures, and information regarding our environmental activities is routinely disseminated throughout Ryder. In 2016, we published our 2014/2015 Corporate Sustainability Report Supplement, which includes new metrics related to our environmental and safety performance for the years 2014 and 2015. The report is publicly available on the company website at www.ryder.com by clicking on About Us and then selecting Sustainability. In addition, we have voluntarily responded to the Carbon Disclosure Project (CDP) since 2008, disclosing direct and indirect emissions resulting from our operations, and earned leadership status for the quality of our disclosure report submitted in 2017 for the 2016 performance year.

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
We deploy relevant vehicle safety systems in the vehicles we operate, including active brake assistance, lane departure warning systems, stability control, and others, to enhance safety performance.  We also install aftermarket safety monitoring systems that provide effective means for our operations teams to measure and improve driver performance.  Training is also a key component of our safety program. Monthly safety training delivered by location safety committees cover specific and relevant safety topics and managers receive annual safety leadership training. In driving operations, we use certified driver trainers to on-board and train our drivers using first hand experienced certified driver trainers. Quarterly and remedial training is also delivered online to each driver through our highly interactive Ryder Pro-TREAD comprehensive lesson platform. Regular safety behavioral observations are conducted by managers throughout the organization everyday and remedial training and coaching takes place on the spot. Our safety policies require that all managers, supervisors and employees incorporate safe processes in all aspects of our business. Monthly safety scorecards are tracked and reviewed by management for progress toward key safety objectives. Our proprietary web-based safety tracking system, RyderSafetyNetSM, delivers proactive safety programs tailored to every location and helps measure safety activity effectiveness across the organization.

EMPLOYEES
At December 31, 2017, we had approximately 36,100 full-time employees worldwide, of which 34,300 were employed in North America, 1,400 in Europe and 400 in Singapore. Currently we employ approximately 8,100 drivers and 5,900 technicians. We have approximately 23,200 hourly employees in the U.S., approximately 4,100 of which are organized by labor unions. Those employees organized by labor unions are principally represented by the International Brotherhood of Teamsters, the International Association of Machinists and Aerospace Workers and the United Auto Workers, and their wages and benefits are governed by 101 separate labor agreements which are renegotiated periodically. Although we have not experienced a material work stoppage or strike, these events can potentially occur given the types of businesses in which we currently engage. We consider the relationship with our employees to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position
Robert E. Sanchez	52	Chair and Chief Executive Officer
Art A. Garcia	56	Executive Vice President and Chief Financial Officer
Dennis C. Cooke	53	President, Global Fleet Management Solutions
John J. Diez	46	President, Dedicated Transportation Solutions
J. Steven Sensing	50	President, Global Supply Chain Solutions
Robert D. Fatovic	52	Executive Vice President, Chief Legal Officer and Corporate Secretary
Frank Lopez	43	Senior Vice President and Chief Human Resources Officer
Karen M. Jones	55	Executive Vice President and Chief Marketing Officer
John Gleason	61	Executive Vice President and Chief Sales Officer
Rajeev Ravindran	52	Senior Vice President and Chief Information Officer
Frank Mullen	48	Vice President and Controller
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
Rajeev Ravindran joined Ryder and was appointed Senior Vice President and Chief Information Officer in January 2018. Mr. Ravindran has over 20 years of IT leadership experience and was previously the CIO and Group Vice President at JM Enterprises. Prior to JM, Rajeev worked in IT leadership roles at various companies including Interactive Metronome, Asista.com, and AutoNation. Rajeev has a degree in Electrical & Computer Engineering from the University of Miami.
Frank Mullen was appointed Vice President and Controller in September 2017. Mr. Mullen joined Ryder from Global Eagle Entertainment, a global provider of media, content, connectivity and data analytics, where he held the position of Senior Vice President and Chief Accounting Officer since 2016. From 2015 to 2016, he served as Vice President and Controller of Pinnacle Foods Inc., a manufacturer, marketer and distributor of branded food products. Prior to joining Pinnacle, Mr. Mullen held roles of increasing responsibility at Aramark, a provider of food service, facilities and uniform services, from 2000 through 2015, including Vice President and Assistant Controller from 2014 to 2015 and Associate Vice President – Corporate Accounting from 2006 to 2014. Mr. Mullen began his career in the Audit & Assurance practice of Arthur Andersen LLP. He holds a Bachelor of Science degree in accounting from Villanova University and is a Certified Public Accountant.

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
In addition, our Corporate Governance Guidelines, Principles of Business Conduct and Board committee charters are posted on the Corporate Governance page of our website at www.ryder.com. Upon request to our Investor Relations page on our website at www.ryder.com, we will provide a copy of these documents to anyone, free of charge.

ITEM 1A. RISK FACTORS

The following contains all known material risks that could affect our business.

Uncertain or unfavorable economic and industry conditions could adversely impact our business and operating results.

Although macro-economic risk affects most industries, the transportation industry is particularly susceptible to changes in economic and market conditions as our business relies on the strength of our customers’ businesses and the level of confidence our customers have about future market conditions.  Because of this, our business may begin to slow before market slowdowns, at the point of customer uncertainty, and may recover later than market recoveries, as our customers may continue to feel uncertain about future market conditions. The long-term ChoiceLease product offering and short-term rental of commercial vehicles comprise a large portion of our business. Our vehicles are leased or rented to customers that transport goods commercially so the demand for our products is directly tied to the production and sale of goods by our customers.  As a result, when fewer goods are sold by our customers, demand for our services may decrease.  Also, sudden changes in fuel prices and fuel shortages may adversely impact the total vehicle miles driven by our customers. If uncertainty and lack of customer confidence around macroeconomic and transportation industry conditions increase, they may impact our future growth prospects and our business and results of operations could be materially adversely affected.

In a weak or volatile economy, demand for our longer-term contractual services may decrease, waver or become less predictable as customers are often unwilling to commit to long-term lease, maintenance, dedicated services or supply chain contracts. Contractual-based services include ChoiceLease and SelectCare contracts in our FMS business segment, dedicated services in our DTS business segment and supply chain contracts in our SCS business segment. Accordingly, any sustained weakness in demand or a protracted economic downturn can negatively impact performance and operating results in our contractual-based service offerings. Although we experienced continued growth in ChoiceLease during 2017, our customers still remain cautious about entering into long-term leases.

Customer uncertainty may serve to increase demand for our transactional services because they do not require a long-term commitment. Transactional-based services include commercial rental and used vehicle sales in our FMS business segment. Although commercial rental demand began to stabilize in the second half of 2017, following a period of soft demand and uncertainty in the latter part of 2015 through the first half of 2017, rental demand may decline again or face more unexpected volatility in the future.

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

Impact on Used Vehicle Sales. We generally bear the residual risk on the value of our vehicles. Beginning in the latter part of 2015 and continuing through 2017, we saw a weakening of conditions in the used vehicle sales market, which adversely affected used vehicle sales volume and pricing, especially for tractors. If the market for used vehicles further declines, or there is a concern regarding the quality, maintenance or condition of our vehicles, we may obtain lower sales proceeds upon the sale of used vehicles, which may impact the residual value estimates of our operating fleet.We sell our used vehicles through various channels, including retail sales centers, at our branch locations, through our website at www.UsedTrucks.Ryder.com, as well as through the wholesale market. Pricing and demand for used vehicles varies among selling channels, particularly between the retail and wholesale markets, as we generally obtain lower proceeds on vehicles sold through wholesale channels. If we are unable to meet our targeted fleet counts through our projected mix of retail versus wholesale sales, we may be required to sell more vehicles than planned through the wholesale market, which will impact our sales proceeds. In the latter part of 2016, we increased wholesaling activity which contributed to lower used vehicle sales results in 2016 and 2017.

Impact on our ChoiceLease Product Line. Changes in residual values also impact the overall competitiveness of our ChoiceLease product line, as estimated sales proceeds are a significant component of the overall price of the lease. Additionally, technology changes and sudden changes in supply and demand, together with other market factors beyond our control, vary from year to year and from vehicle to vehicle, making it difficult to accurately predict residual values used in calculating our depreciation expense. Although we have developed disciplines related to the management and maintenance of our vehicles designed to maintain the value of our used vehicles, there is no assurance that these practices will sufficiently reduce the residual risk. For a detailed discussion on our accounting policies and assumptions relating to depreciation and residual values, please see the “Critical Accounting Estimates - Depreciation and Residual Value Guarantees” section in Management's Discussion and Analysis of Financial Condition and Results of Operations.

Our inability to maintain appropriate commercial rental fleet utilization rates could adversely impact our profitability.
In our commercial rental product line, we purchase vehicles and optimize the size and mix of the commercial rental fleet based upon our expectations of overall market demand. As a result, we bear the risk for ensuring that we have the proper vehicles in the right condition and location to effectively capitalize on market demand in order to drive the highest levels of utilization and revenue per unit. We employ a sales force and operations team on a full-time basis to manage and optimize this product line; however, their efforts may not be sufficient to overcome a significant change in market demand in the rental business. In contrast, in our ChoiceLease product line, we typically do not purchase vehicles until we have an executed contract with a customer.

Failure to execute our growth strategy and develop, market and consistently deliver high-quality services that meet customer expectations, may cause our revenue and earnings to suffer.

Our long-term strategy includes growing our outsourcing services by targeting private fleets new to outsourcing and key industries with innovative solutions, operational excellence, and best-in-class talent and information technology. To successfully execute on this strategy, we must continue to focus on developing effective solutions that meet our existing and target customers’ evolving needs. This requires the skills, experience and efforts of our management team and continued investment in new technology, sales and marketing. Expanding our service offerings may also require us to enter into new markets and encounter new competitive challenges, which may strain our management, capital resources, information systems and customer service.

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

Even with the right solutions, our growth strategy depends on delivering consistent operational excellence and strong customer service. Our inability to deliver our services and solutions as promised on a consistent basis, or our customers having a negative experience or otherwise becoming dissatisfied, can impair our relationships with new or existing customers and adversely affect our brand and reputation, which could, in turn, adversely affect revenue and earnings growth.

We may fail to respond adequately or in a timely manner to innovative changes in new technology in our industry.
In recent years, our industry has been characterized by rapid changes in technology, leading to innovative transportation and logistics concepts that could change the way our industry does business. For example, new concepts are currently under development for more advanced electric vehicles, automatic or semi-automatic self-driving vehicles and drones. There may be additional innovations impacting the transportation, trucking and supply chain/logistics industries that we cannot yet foresee. Our inability to quickly adapt to and adopt new innovations in products and processes desired by our customers may result in a significant loss of demand for our service offerings. In addition, advances in technology may require us to increase investments in order to remain competitive, and our customers may not be willing to accept higher prices to cover the cost of these investments. Our lease and rental fleets could become unfavorable with our customers or obsolete within a relatively short period of time, and we may no longer be able to find buyers for our used vehicles. An increase in customer use of electric vehicles could reduce the need for our vehicle maintenance services, diesel vehicles and related offerings. Likewise, self-driving vehicles may reduce the need for our dedicated service offerings, where, in addition to a vehicle, Ryder provides a driver as part of an integrated, full service customer solution.

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

We depend on the proper functioning and availability of our information systems in operating our business, including communications and data processing systems. It is important that the data processed by these systems remains confidential, as it often includes competitive customer information, confidential customer transaction data, employee records, and key financial and operational results and statistics. Failure to prevent or mitigate data loss or system intrusions from cybersecurity attacks or other security breaches could expose us or our vendors or customers to a risk of loss or misuse of such information, adversely affect our operating results, result in litigation or potential liability for us and otherwise harm our business. Likewise, data privacy breaches by employees and others who access our systems may pose a risk that sensitive customer or vendor data may be exposed to unauthorized persons or to the public, adversely impacting our customer service, employee relationships and our reputation.

In addition, portions of our business utilize information systems that provide critical services to both our employees and our customers. Cyber incidents that impact the availability, reliability, speed, accuracy, or other proper functioning of these information systems could have a significant impact on our operations. Some of our software applications are utilized by third parties who provide outsourced administrative functions, which may increase the risk of a cybersecurity incident. Our information systems are protected through physical and software safeguards as well as backup systems considered appropriate by management. However, we may be unable to fully protect against the possibility of damage or breach created by natural disasters, power loss, telecommunications failures, cybersecurity or other security attacks in every potential circumstance that may arise.

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

During 2017, sales to our top ten SCS customers representing all of the industry groups we service accounted for 53% of our SCS total revenue and 48% of our SCS operating revenue (total revenue less fuel and subcontracted transportation). Additionally, approximately 40% of our global SCS revenue is from the automotive industry and is directly impacted by automotive vehicle production. Our top ten DTS customers accounted for 46% of DTS total revenue and 39% of DTS operating revenue. The loss of any of these customers or a significant reduction in the services provided to any of these customers could impact our operations and adversely affect our SCS or DTS segment financial results. While we continue to focus our efforts on diversifying our customer base, we may not be successful in doing so in the short-term.

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

In addition, many of our customers operate in cyclical or seasonal industries, or operate in industries, including the food and beverage industry, that may be impacted by unanticipated weather, growing conditions (such as drought, insects or disease), natural disasters and other conditions over which we have no control. A downturn in our customers' businesses or unanticipated events impacting their businesses could cause a reduction in freight volume shipped by those customers or a reduction in their need for our SCS or DTS services.

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

Substantially all of our ChoiceLease, SelectCare, DTS and SCS services are provided under contractual arrangements with our customers. The pricing structure for our ChoiceLease and SelectCare business is based on certain assumptions regarding capital costs, our ability to acquire equipment at competitive rates from our suppliers, maintenance expense over the life of the contract, particularly in light of new engine technologies, residual values, productivity, and the mix of fixed and variable costs, many of which are derived from historical data and trends. Under most of our SCS contracts, all or a portion of our pricing is based on certain assumptions regarding the scope of services, production volumes, operational efficiencies, the mix of fixed versus variable costs, productivity and other factors.

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

Technicians. Similarly, we hire technicians in our FMS business segment to perform vehicle maintenance services on our ChoiceLease, SelectCare and rental fleets. In recent years, there has been a decrease in the overall supply of skilled maintenance technicians, particularly new technicians with qualifications from technical programs and schools, which could make it more difficult to attract and retain skilled technicians.

We may face issues with our union employees.

We have approximately 4,100 employees that are organized by labor unions whose wages and benefits are governed by 101 labor agreements that are renegotiated periodically. Some of the industries in which we currently engage have experienced a material work stoppage, slowdown or strike. Our business and operations could be impacted in the event of labor strikes or work stoppages involving our employees organized by labor unions in our FMS, DTS or SCS business segments.

We operate in a highly regulated industry, and costs of compliance with, or liability for violation of, existing or future regulations could significantly increase our costs of doing business.

Our business is subject to regulation by various federal, state, local and foreign governmental agencies. These agencies could institute new laws, rules or regulations or issue interpretation changes to existing regulations at any time. We have also seen an increase in proactive enforcement of existing regulations by some entities. Compliance with new laws, rules or regulations could substantially impair labor and equipment productivity, increase our costs or impact our ability to offer certain services. Conversely, our failure to comply with any applicable laws, rules or regulations to which we are subject, whether actual or alleged, could expose us to fines, penalties or potential litigation liabilities, including costs, settlements and judgments. We are also subject to reputational risk and other detrimental business consequences associated with noncompliance by other parties with whom we engage with, such as employees, customers, agents, suppliers or other persons using our supply chain or assets to commit illegal acts, including the use of company assets for terrorist activities, or a breach of data privacy laws.

U.S. Department of Transportation Regulations. The DOT and various local, state and federal agencies exercise broad powers over our motor carrier operations, safety and the generation, handling, storage, treatment and disposal of waste materials. Any regulatory initiatives could increase costs or operating complexity in the various states in which we operate.

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

Labor and Employment Laws and Regulations. We maintain operations and employees in numerous states throughout the United Sates, which are governed by federal and state labor and employment laws and regulations relating to compensation, benefits, healthcare and various workplace issues, all of which are applicable to our employees, and in some cases, independent contractors. State labor and employment rules vary from state to state and in some states, require us to meet much stricter standards than required in other states. Also, we are parties to various class-action lawsuits related to wage and hour violations and improper pay in certain states and may become exposed to similar litigation in the future. Unfavorable or unanticipated outcomes in any of such lawsuits could subject us to increased costs and impact our profitability.

International Laws Governing Countries Where We Have Operations. We currently operate in Canada, Europe, Mexico and Singapore, where we are subject to compliance with local laws and regulatory requirements of foreign jurisdictions, including local tax laws, and compliance with the Foreign Corrupt Practices Act and similar anti-bribery laws. Local laws and regulatory requirements may vary significantly from country to country. Customary levels of compliance with local regulations and the tolerance for noncompliance by regulatory authorities may also vary in different countries and geographical locations, and impact our ability to successfully implement our compliance and business initiatives in certain jurisdictions. Also, adherence to rigorous local laws and regulatory requirements may limit our ability to expand into certain international markets and result in residual liability for legal claims and tax disputes arising out of previously discontinued operations. In addition, continued uncertainty resulting from the U.K.'s withdrawal from the European Union (Brexit) could adversely impact our (or our customers) business, financial condition and results of operations.

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

Environmental Regulations Regarding Vehicle Exhaust Emissions, Carbon Emissions and Climate Change May Negatively Impact our Business. Current and future regulations governing vehicle exhaust emissions could adversely impact our business. The Environmental Protection Agency (EPA) issued regulations that required progressive reductions in exhaust emissions from certain diesel engines. The EPA Phase 2 vehicle emission requirements for medium and heavy-duty vehicles will include technology-advancing standards that substantially reduce greenhouse gas emissions and fuel consumption, allowing vehicle manufacturers to meet standards over time through a mix of different technologies. Rules impacting 2017 - 2027 model years require reductions in carbon dioxide, which can only be reduced by improving fuel economy, and which require compliance with different emissions standards for both engines and chassis, based on vocation. OEMs may be required to install additional engine componentry, additional aerodynamics on chassis and low-rolling resistance tires to comply with the regulations, which may result in higher operating costs associated with the more complex componentry and a shorter useful tread life for tires and increased operating costs for customers and us.

Although customers may see reduced fuel consumption under  new vehicle emission standards, this could be offset by higher maintenance costs per mile. Each of these requirements could also result in higher prices for vehicles, diesel engine fuel and vehicle maintenance, which are passed on to our customers, as well as higher maintenance costs and uncertainty as to reliability of the new engines, all of which could, over time, increase our costs and adversely affect our business and results of operations. New engine technologies may also impact the residual values of these vehicles when sold in the future.

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

New lease accounting rules may negatively impact customer demand for our ChoiceLease product.

Demand for our ChoiceLease product line is based in part on customers' decisions to lease rather than buy vehicles. A number of factors can impact whether customers decide to lease or buy vehicles, including economic benefits, accounting considerations, tax treatment, interest rates and operational flexibility. In February 2016, the Financial Accounting Standards Board issued a new standard on lease accounting that differs from current practice. Most notably, the new approach eliminates off-balance sheet treatment of leases and require lessees to recognize a right-of-use asset and a lease liability on their balance sheets for all leases with a term of greater than 12 months. This new accounting standard must be implemented by public companies beginning with fiscal years that start after December 15, 2018, although companies may opt to adopt the standard before this date. Implementation of the new standard could be perceived to make leasing a less attractive option for some of our ChoiceLease customers.

Changes in income tax regulations for U.S. and multinational companies may increase our tax liability.

On December 22, 2017, President Trump signed into law U.S. federal tax legislation (the “2017 Tax Cuts and Jobs Act”), which includes a broad range of tax reform measures affecting businesses, including the lowering of corporate income tax rates, limits on interest deductibility, incentives for capital spending by permitting full expensing of the purchase of qualifying assets, the loss of certain business deductions, the loss of like-kind exchange programs for our assets and modifications of international tax provisions.  These changes will not only impact our company, but will impact our customers’ businesses as well as the economy in general. While we currently believe these changes in the aggregate will have a positive effect on the Company and the overall economy, we cannot predict this with certainty.  Further, the U.S. Congress, the Organization for Economic Co-operation and Development (OECD), the European Union, and other government agencies in jurisdictions in which we and our affiliates invest or do business have maintained a focus on the taxation of multinational companies. The OECD, which represents a coalition of member countries, is supporting changes to numerous long-standing tax principles through its base erosion and profit shifting (BEPS) project, which is focused on a number of issues, including the shifting of profits between affiliated entities in different tax jurisdictions.  The European Union has a number of on-going tax initiatives.  Certain of the proposals for further tax reform, if enacted by the United States or any state thereof or by other jurisdictions in which we or our affiliates invest or do business, could adversely affect us. It is unclear what any actual legislation would provide or what its prospects for enactment would be.

Volatility in assumptions and asset values related to our pension plans may reduce our profitability and adversely impact current funding levels.

We historically sponsored a number of defined benefit plans for employees not covered by union-administered plans, including certain employees in foreign countries. The retirement benefits under the defined benefit plans are frozen for non-grandfathered and certain non-union employees. Our major defined benefit plans are funded through qualified pension trusts, with trust assets invested in a diversified portfolio. The cash contributions made to our defined benefit trusts are required to comply with minimum funding requirements imposed by employee benefit and tax laws. The aggregate projected benefit obligations and plan assets of our global defined benefit pension plans as of December 31, 2017, were $2.3 billion and $1.9 billion, respectively. The difference between plan obligations and assets, or the funded status of the plans, is a significant factor in determining pension expense and the ongoing funding requirements of those plans. Macroeconomic factors, as well as changes in investment returns and discount rates used to calculate pension expense and related assets and liabilities can be volatile and may have an unfavorable impact on our costs and funding requirements. Although we have actively sought to control increases in these costs and funding requirements through investment policies and plan contributions, as well as through a lump-sum buyout offer in 2015, there can be no assurance that we will succeed, and continued cost pressure could reduce the profitability of our business and negatively impact our cash flows.

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

In general, we rely in large part upon global credit and financial markets to fund our operations and contractual commitments and refinance existing debt. These markets can experience high levels of volatility and access to capital can be constrained for extended periods of time. Significant uncertainty, volatility, disruptions or downturns in the global credit and financial markets may result in:

•	unanticipated interest rate and currency exchange rate fluctuations;

•	increased risk of default by counterparties under derivative instruments and hedging agreements;

•	diminished liquidity and credit availability resulting in higher short-term borrowing costs and more stringent borrowing terms; and

•	restricted access to capital and increased cost of capital and financing sources.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our properties consist primarily of vehicle maintenance and repair facilities, warehouses and other real estate and improvements.
We maintain 608 FMS properties in the U.S., Puerto Rico and Canada; we own 408 of these and lease the remaining 200. Our FMS properties are primarily comprised of maintenance facilities generally including a repair shop, rental counter, fuel service island, administrative offices, and used vehicle retail sales centers.
Additionally, we manage 186 on-site maintenance facilities, located at customer locations.
We also maintain 207 locations in the U.S. and Canada in connection with our domestic SCS business. Almost all of our SCS locations are leased and generally include a warehouse and administrative offices.
We maintain 123 international locations (locations outside of the U.S. and Canada) for our international businesses. There are 60 locations in the U.K. and Germany, 59 locations in Mexico and 4 locations in Singapore. The majority of these locations are leased and may be a repair shop, warehouse or administrative office.
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

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Ryder Common Stock Prices

	Stock Price		Dividends per Common Share
	High	Low
2017
First quarter	$79.26	70.89	0.44
Second quarter	79.63	62.52	0.44
Third quarter	84.99	70.24	0.46
Fourth quarter	85.77	76.11	0.46

2016
First quarter	$66.36	45.12	0.41
Second quarter	71.90	56.98	0.41
Third quarter	69.78	59.57	0.44
Fourth quarter	85.42	62.03	0.44
Our common shares are listed on the New York Stock Exchange under the trading symbol “R.” At January 31, 2018, there were 6,960 common stockholders of record and our stock price on the New York Stock Exchange was $87.03.

Performance Graph
The following graph compares the performance of our common stock with the performance of the Standard & Poor’s 500 Composite Stock Index and the Dow Jones Transportation 20 Index for a five year period by measuring the changes in common stock prices from December 31, 2012 to December 31, 2017.

250
210
170
130
90
Dollars

	2012	2013	2014	2015	2016	2017
Ryder System, Inc.	$100.00	150.96	193.11	120.48	161.87	187.44
S&P 500 Index	$100.00	132.36	150.43	152.51	170.70	207.92
Dow Jones Index	$100.00	141.37	176.78	147.20	180.00	214.18

The stock performance graph assumes for comparison that the value of the Company’s Common Stock and of each index was $100 on December 31, 2012, and that all dividends were reinvested. Past performance is not necessarily an indicator of future results.

Purchases of Equity Securities
The following table provides information with respect to purchases we made of our common stock during the quarter ended December 31, 2017:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Number of Shares That May Yet Be Purchased Under the Anti-Dilutive Program (2)
October 1 through October 31, 2017	250	$81.92	—	530,734
November 1 through November 30, 2017	99,924	80.57	99,818	430,916
December 1 through December 31, 2017	54,530	81.60	54,115	376,801
Total	154,704	$80.94	153,933
______________

(1)
During the three months ended December 31, 2017, we purchased an aggregate of 771 shares of our common stock in employee-related transactions. Employee-related transactions may include: (i) shares of common stock delivered as payment for the exercise price of options exercised or to satisfy the option holders’ tax withholding liability associated with our share-based compensation programs and (ii) open-market purchases by the trustee of Ryder’s deferred compensation plans relating to investments by employees in our stock, one of the investment options available under the plans.

(2)
In December 2017, our Board of Directors authorized a new share repurchase program intended to mitigate the dilutive impact of shares issued under our employee stock plans.  Under the December 2017 program, management is authorized to repurchase up to 1.5 million shares of common stock issued to employees under the Company’s employee stock plans from December 1, 2017 through December 13, 2019. Share repurchases will be made periodically in open-market transactions using the Company's working capital, and are subject to market conditions, legal requirements, and other factors. In addition, management has been granted the authority to establish prearranged written trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the repurchase program.

ITEM 6. SELECTED FINANCIAL DATA
The following selected consolidated financial information should be read in conjunction with Items 7 and 8 of this report. During 2017, we adopted ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, and are reporting all components of net benefit cost other than the service cost component within "Non-operating pension costs" in the Consolidated Statements of Earnings for both the current and prior year periods. We also updated our current and historical comparable earnings measures to exclude the amortization of prior service cost, in order to conform the presentation of "Non-operating pension costs" with the ASU.

	Years ended December 31
	2017	2016	2015	2014	2013
	(Dollars and shares in thousands, except per share amounts)
Operating Data:
Total Revenue	$7,329,599	6,786,984	6,571,893	6,638,285	6,419,285
Operating Revenue (1)	$6,040,380	5,790,897	5,561,077	5,252,217	4,965,818
Earnings from continuing operations (2)	$791,015	264,640	305,989	220,225	243,275
Comparable earnings from continuing operations (3)	$240,809	290,488	326,485	294,279	255,394
Net earnings (2), (4)	$790,558	262,477	304,768	218,341	237,871
Per Share Data:
Earnings from continuing operations -Diluted (2)	$14.87	4.94	5.73	4.14	4.63
Comparable earnings from continuing operations -Diluted (3)	$4.53	5.42	6.10	5.53	4.85
Net earnings -Diluted (2), (4)	$14.87	4.90	5.71	4.11	4.53
Cash dividends	$1.80	1.70	1.56	1.42	1.30
Book value (5)	$53.54	38.39	37.15	34.30	35.56
Financial Data:
Total assets	$11,452,231	10,902,454	10,952,580	9,837,776	9,156,175
Average assets (6)	$11,133,727	11,056,740	10,464,001	9,594,878	8,692,120
Return on average assets (%) (6)	7.1	2.4	2.9	2.3	2.7
Long-term debt	$4,583,582	4,599,864	4,868,097	4,681,240	4,010,810
Total debt	$5,409,651	5,391,274	5,502,627	4,717,524	4,283,013
Shareholders’ equity (5)	$2,835,016	2,052,275	1,987,111	1,819,087	1,896,561
Debt to equity (%) (5)	191	263	277	259	226
Average shareholders’ equity (5), (6)	$2,201,219	2,052,371	1,894,917	1,925,824	1,593,942
Return on average shareholders’ equity (%) (5), (6)	35.9	12.8	16.1	11.3	14.9
Adjusted return on average capital (%) (6), (7)	4.2	4.8	5.8	5.8	5.8
Net cash provided by operating activities from continuing operations	$1,547,986	1,601,022	1,441,788	1,382,818	1,251,811
Net cash (used in) provided by financing activities from continuing operations	$(155,115)	(185,922)	731,485	311,650	347,070
Net cash used in investing activities from continuing operations	$(1,366,340)	(1,405,833)	(2,161,355)	(1,704,510)	(1,603,818)
Free cash flow (8)	$189,722	193,675	(727,714)	(315,116)	(339,596)
Capital expenditures paid	$1,860,436	1,905,157	2,667,978	2,259,164	2,122,628
Other Data:
Average common shares — Diluted	52,988	53,361	53,260	53,036	52,071
Number of vehicles — Owned and leased	186,200	185,100	185,200	174,100	172,100
Average number of vehicles — Owned and leased	185,200	185,400	180,500	172,800	171,200
Number of employees	36,100	34,500	33,100	30,600	28,900
____________________

(1)
Non-GAAP financial measure.  Refer to the “Non-GAAP Financial Measures” section in Item 7 for a reconciliation of total revenue to operating revenue, as well as the reasons management believes these measures are important to investors.

(2)	2017 amounts reflect tax benefit as a result of the 2017 Tax Cuts and Jobs Act. Refer to Note 13 , "Income Taxes ," for additional information.

(3)
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

(4)
Net earnings in 2017, 2016, 2015, 2014 and 2013, included losses from discontinued operations of $(0.5) million, or $(0.01) per diluted common share, $(2) million, or $(0.04) per diluted common share, $(1) million, or $(0.02) per diluted common share, $(2) million, or $(0.03) per diluted common share, and $(5) million, or $(0.10) per diluted common share, respectively.

(5)
Shareholders’ equity at December 31, 2017, 2016, 2015, 2014 and 2013, reflected cumulative after-tax equity charges of $567 million, $627 million, $577 million, $584 million, and $474 million, respectively, related to our pension and postretirement plans.

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

(8)
Non-GAAP financial measure. Refer to the “Non-GAAP financial measures” section in Item 7 of this report for a reconciliation of net cash provided by operating activities to free cash flow, as well as the reasons why management believes this measure is important to investors.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with our consolidated financial statements and related notes contained in Item 8 of this report on Form 10-K. The following MD&A describes the principal factors affecting results of operations, financial resources, liquidity, contractual cash obligations, and critical accounting estimates. The information presented in the MD&A is for the years ended December 31, 2017, 2016 and 2015 unless otherwise noted.
OVERVIEW
Ryder System, Inc. (Ryder) is a global leader in transportation and supply chain management solutions. Our operating segments are aggregated into reportable business segments based upon similar economic characteristics, products, services, customers and delivery methods. We report our financial performance based on three business segments: (1) FMS, which provides leasing, commercial rental and maintenance services for trucks, tractors and trailers to customers principally in the U.S., Canada and the U.K.; (2) DTS, which provides vehicles and drivers as part of a dedicated transportation solution in the U.S.; and (3) SCS, which provides comprehensive supply chain solutions including distribution and transportation services in North America and Singapore. Dedicated transportation services provided as part of an integrated, multi-service, supply chain solution to SCS customers are reported in the SCS business segment.
The FMS business, our largest segment, had total revenue (net of intercompany eliminations) and assets in 2017 of $4.26 billion and $10.39 billion, respectively, representing 58% of our consolidated revenue and 91% of consolidated assets. DTS total revenue and assets in 2017 were $1.10 billion and $277 million, respectively, representing 15% of our consolidated revenue and 2% of consolidated assets. SCS total revenue and assets in 2017 were $1.97 billion and $864 million, respectively, representing 27% of our consolidated revenue and 8% of consolidated assets.
We operate in highly competitive markets. Our customers select us based on numerous factors including service quality, price, technology and service offerings. As an alternative to using our services, customers may choose to provide these services for themselves, or may choose to obtain similar or alternative services from other third-party vendors. Our customer base includes enterprises operating in a variety of industries including food and beverage service (22%), transportation and warehousing (20%), automotive (11%), retail and consumer goods (10%), industrial (8%), housing (8%), technology (7%), business and personal services (5%) and other (9%).
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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

The following discussion provides a summary of financial highlights that are discussed in more detail throughout our MD&A and within the Notes to Consolidated Financial Statements:

				Change
	2017	2016	2015	2017/2016	2016/2015
	(Dollars in thousands, except per share amounts)
Total revenue	$7,329,599	6,786,984	6,571,893	8%	3%
Operating revenue (1)	6,040,380	5,790,897	5,561,077	4%	4%

Earnings before income taxes (EBT)	$313,786	406,381	469,215	(23)%	(13)%
Comparable EBT (2)	369,747	449,048	504,571	(18)%	(11)%
Earnings from continuing operations (3)	791,015	264,640	305,989	199%	(14)%
Comparable earnings from continuing operations (2)	240,809	290,488	326,485	(17)%	(11)%
Net earnings (3)	790,558	262,477	304,768	201%	(14)%
Earnings per common share — Diluted
Continuing operations (3)	$14.87	4.94	5.73	201%	(14)%
Comparable (2)	4.53	5.42	6.10	(16)%	(11)%
Net earnings (3)	14.87	4.90	5.71	203%	(14)%
_________________

(1)
Non-GAAP financial measure. Refer to the“Non-GAAP Financial Measures” section of this MD&A for a reconciliation of total revenue to operating revenue and the reasons why management believes this measure is important to investors.

(2)
Non-GAAP financial measures. Refer to the “Non-GAAP Financial Measures” section for a reconciliation of EBT, net earnings from continuing operations and earnings per diluted common share to the comparable measures and the reasons why management believes these measures are important to investors.

(3)	2017 amounts reflect tax benefit as a result of the 2017 Tax Cuts and Jobs Act. Refer to Note 13 , "Income Taxes ," in the Notes to Consolidated Financial Statements for additional information.
In 2017, total revenue increased 8% to $7.33 billion and operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation) increased 4% to $6.04 billion. Total revenue increased due to higher operating revenue and increased subcontracted transportation passed through to customers, reflecting new business and higher volumes, as well as higher fuel costs passed through to customers. Operating revenue increased due to higher revenue in the SCS business and higher contractual ChoiceLease revenue, partially offset by lower commercial rental revenue. EBT decreased 23% in 2017, primarily reflecting increased accelerated depreciation of $21 million, lower used vehicle sales results and increased maintenance costs as maintenance spending associated with vehicles being prepared for sale returned to more normal levels.
Cash provided by operating activities from continuing operations decreased 3% to $1.55 billion in 2017 compared with $1.60 billion in 2016, primarily reflecting the impact of lower comparable earnings. Free cash flow from continuing operations (a non-GAAP financial measure) decreased 2% to $190 million in 2017 from $194 million in 2016, primarily due to lower cash flows from operations, partially offset by lower cash paid for purchases of property and revenue earning equipment reflecting lower capital expenditures.
Capital expenditures increased 10% to $1.94 billion in 2017, reflecting higher planned investments to refresh our commercial rental fleet, partially offset by lower ChoiceLease capital spending. Our debt balance of $5.41 billion at December 31, 2017, was substantially unchanged from the prior year. Our debt to equity ratio decreased to 191% from 263% in 2016, largely driven by the impact of the 2017 Tax Cuts & Jobs Act on our equity balance.
We increased our annualized dividend rate by 5% to $1.84 per share of common stock during 2017.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

2018 Outlook

In 2018, we expect solid earnings growth across all business segments driven by robust contractual revenue growth from record sales results in 2017, as well as the strength of our sales pipeline. We forecast a significant increase in ChoiceLease fleet growth of 6,500 vehicles, driven by a continued trend toward outsourcing, our ongoing sales and marketing initiatives, and a strengthening freight environment. We are also anticipating strong commercial rental revenue growth in this accelerating freight environment. We plan to grow the commercial rental fleet by 6%, as well as increase pricing. In DTS and SCS, we are also expecting revenue growth and margin expansion due to improved operating performance. Additionally, we instituted a zero-based budgeting process, significantly lowering overhead costs. We also anticipate 2018 earnings to benefit from the 2017 Tax Cut & Jobs Act, primarily due to a lower effective income tax rate. These expected overhead reductions and tax benefits will improve earnings and fund 2018 strategic investments in sales and marketing, new product development, and technology, which are focused on driving long term revenue and earnings growth.
These benefits are expected to be partially offset by impacts from the extended downturn in the used vehicle market as well as higher maintenance costs on certain older model year vehicles that will largely exit the fleet over the next 18 months. We anticipate a modestly improved outlook for used vehicle pricing in 2018 that will benefit year over year results; however, we still expect used vehicle sales to incur a loss for the year. We are also reducing our long term residual value estimates on vehicles in operation to reflect used vehicle market trends. Additionally, we are further accelerating depreciation on vehicles, which we expect to make available for sale through mid-2019.
We expect cash provided by operating activities from continuing operations to increase approximately $270 million to $1.8 billion in 2018, due to growth in pre-tax earnings adjusted for non-cash items, primarily depreciation. We expect free cash flow to decrease to negative $600 million in 2018, reflecting higher capital spending, partially offset by higher cash from operations. With expected negative free cash flow, we expect our leverage to increase to just below the bottom end of our target range of 200% - 250%.
We forecast 2018 earnings from continuing operations of $5.34 to $5.64 per diluted share, compared with $14.87 per diluted share in 2017, which included a $10.75 one-time net benefit from the 2017 Tax Cut & Jobs Act, and comparable earnings from continuing operations of $5.40 to $5.70 per diluted share, compared with $4.53 per diluted share in 2017. Comparable earnings exclude non-operating pension costs of $0.06 per diluted share in 2018, as well as non-operating pension, restructuring and other net benefit of $10.34 in 2017. Total revenue for 2018 is expected to be up 6% to approximately $8 billion. Operating revenue for 2018 is forecast to be up 8% to approximately $7 billion.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

FULL YEAR CONSOLIDATED RESULTS

Revenue and cost of revenue by source
Total revenue increased 8% in 2017 to $7.33 billion and increased 3% in 2016 to $6.79 billion. Operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation) increased 4% in 2017 to $6.04 billion and increased 4% in 2016 to $5.79 billion. The following table summarizes the components of the change in revenue on a percentage basis versus the prior year:

	2017		2016
	Total	Operating	Total	Operating
Organic, including price and volume	7%	4%	6%	5%
Fuel	1	—	(2)	—
Foreign exchange	—	—	(1)	(1)
Total increase	8%	4%	3%	4%
Lease and Rental

				Change
	2017	2016	2015	2017/2016	2016/2015
	(Dollars in thousands)
Lease and rental revenues	$3,237,685	3,170,952	3,121,553	2%	2%
Cost of lease and rental	2,355,043	2,234,284	2,153,450	5%	4%
Gross margin	882,642	936,668	968,103	(6)%	(3)%
Gross margin %	27%	30%	31%
Lease and rental revenues represent ChoiceLease and commercial rental product offerings within our FMS business segment. Revenues increased 2% in both 2017 and 2016, from higher ChoiceLease revenue, driven by growth in the average ChoiceLease fleet (up 2% in 2017 and 4% in 2016) and higher prices on replacement vehicles. ChoiceLease revenue growth was partially offset by lower commercial rental revenue reflecting weaker demand. Foreign exchange did not have a significant impact on revenue in 2017, but negatively impacted revenue growth by 100 basis points in 2016.
Cost of lease and rental represents the direct costs related to lease and rental revenues. These costs are comprised of depreciation of revenue earning equipment, maintenance costs (primarily repair parts and labor), and other fixed costs such as licenses, insurance and operating taxes. Cost of lease and rental excludes interest costs from vehicle financing. Cost of lease and rental increased 5% in 2017 and 4% in 2016. In both years, cost of lease and rental reflected higher depreciation and maintenance costs from a larger average lease fleet and accelerated depreciation of $30 million in 2017 and $10 million in 2016, offset by lower depreciation and maintenance on a smaller average rental fleet. In 2017, maintenance spending also increased as the number of vehicles being prepared for sale returned to more normal levels and due to an increase in the age of the fleet. Changes in estimated residual values and useful lives of revenue earning equipment effective January 1 of each respective year negatively impacted cost of lease and rental by $4 million in 2017 and benefited cost of lease and rental by $35 million in 2016.
Lease and rental gross margin decreased 6% and gross margin as a percentage of revenue decreased to 27% in 2017. The decrease in gross margin dollars and gross margin as a percentage of revenue was due to increased maintenance costs, accelerated depreciation and lower commercial rental demand. Lease and rental gross margin decreased 3% and gross margin as a percentage of revenue decreased to 30% in 2016, due to lower commercial rental demand, partially offset by lease fleet growth, as well as benefits from improved residual values.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Services

				Change
	2017	2016	2015	2017/2016	2016/2015
	(Dollars in thousands)
Services revenue	$3,571,414	3,152,294	2,912,063	13%	8%
Cost of services	3,003,348	2,602,978	2,413,156	15%	8%
Gross margin	568,066	549,316	498,907	3%	10%
Gross margin %	16%	17%	17%
Services revenue represents all the revenues associated with our DTS and SCS business segments as well as SelectCare and fleet support services associated with our FMS business segment. Services revenue increased 13% in 2017 due to new business, increased volumes and higher pricing in the SCS and DTS segments. In 2017, services revenue also benefited from higher fuel costs passed through to our DTS and SCS customers. Services revenue increased 8% in 2016 due to new business, increased volumes and higher pricing in the DTS and SCS segments. In 2016, the SelectCare product line in FMS benefited from growth in fleet size and increased volumes, which were partially offset by lower fuel prices passed through to our DTS and SCS customers. Foreign exchange did not have a significant impact on revenue in 2017, but negatively impacted revenue growth by 200 basis points in 2016.
Cost of services represents the direct costs related to services revenue and is primarily comprised of salaries and employee-related costs, subcontracted transportation (purchased transportation from third parties), maintenance costs and fuel. Cost of services increased 15% in 2017 due to higher volumes and higher fuel costs. Cost of services increased 8% in 2016 due to higher volumes, partially offset by lower fuel and insurance costs. Foreign exchange did not have a significant impact on cost of services in 2017, but reduced cost of services by 100 basis points in 2016.
Services gross margin increased 3% in 2017, reflecting benefits from revenue growth in our DTS and SCS segments, partially offset by lower operating performance on certain SCS contracts and increased maintenance costs on certain older model year vehicles in DTS. Services gross margin as a percentage of revenue decreased to 16%, reflecting lower operating performance on certain SCS contracts and higher maintenance costs in DTS. Services gross margin increased 10% in 2016 due to higher revenue. Services gross margin as a percentage of revenue remained at 17% in 2016, reflecting no change from the prior year.
Fuel

				Change
	2017	2016	2015	2017/2016	2016/2015
	(Dollars in thousands)
Fuel services revenue	$520,500	463,738	538,277	12%	(14)%
Cost of fuel services	507,440	448,306	519,843	13%	(14)%
Gross margin	13,060	15,432	18,434	(15)%	(16)%
Gross margin %	3%	3%	3%
Fuel services revenue represents fuel services provided to our FMS customers. Fuel services revenue increased 12% in 2017 and decreased 14% in 2016. In 2017, the revenue increase was due to higher fuel costs passed through to customers. In 2016, the revenue decrease was due to lower fuel costs passed through to customers.
Cost of fuel services includes the direct costs associated with providing our customers with fuel. These costs include fuel, salaries and employee-related costs of fuel island attendants and depreciation of our fueling facilities and equipment. Cost of fuel services increased 13% in 2017 due to higher fuel costs and decreased 14% in 2016 due to lower fuel costs.
Fuel services gross margin decreased 15% in 2017 and 16% in 2016. Fuel services gross margin as a percentage of revenue remained at 3% in 2017 and 2016. Fuel is largely a pass-through to customers for which we realize minimal changes in margin during periods of steady market fuel prices. However, fuel services margin is impacted by sudden increases or decreases in market fuel prices during a short period of time as customer pricing for fuel is established based on trailing market fuel costs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

				Change
	2017	2016	2015	2017/2016	2016/2015
	(In thousands)
Other operating expenses	$115,507	113,461	117,082	2%	(3)%
Other operating expenses include costs related to our owned and leased facilities within the FMS business segment such as depreciation, rent, insurance, utilities and taxes. These facilities are utilized to provide maintenance to our ChoiceLease, rental, SelectCare and fleet support services customers.

				Change
	2017	2016	2015	2017/2016	2016/2015
	(Dollars in thousands)
Selling, general and administrative expenses (SG&A)	$871,983	805,104	822,857	8%	(2)%
Percentage of total revenue	12%	12%	13%
SG&A expenses increased 8% in 2017 and decreased 2% in 2016. SG&A expenses as a percent of total revenue remained at 12% in 2017 after decreasing to 12% in 2016. The 2017 increase was primarily due to higher compensation-related costs and professional fees, as well as a $5 million estimated pension settlement charge for the exit from a U.S. multi-employer pension plan. The decrease in 2016 was due to lower compensation-related and marketing-related costs, professional fees and the effects from foreign exchange in SG&A expenses, partially offset by increased information technology costs. Foreign exchange did not significantly impact SG&A expenses in 2017, but reduced growth in SG&A expenses by 100 basis points in 2016.

				Change
	2017	2016	2015	2017/2016	2016/2015
	(In thousands)
Non-operating pension costs	$27,741	37,593	17,797	(26)%	111%
Non-operating pension costs includes the components of our net periodic benefit cost other than service cost. These components include interest cost, expected return on plan assets, amortization of actuarial loss and prior service cost. Non-operating pension costs decreased 26% in 2017, primarily due to a one-time charge of $8 million in 2016 to fully reflect pension benefit improvements made in 2009 in our pension benefit obligation that were not fully reflected in prior years. Non-operating pension costs increased by $20 million in 2016, due to the impact of a lower asset return assumption and a higher discount rate, as well as the $8 million one-time charge.

				Change
	2017	2016	2015	2017/2016	2016/2015
	(In thousands)
Used vehicle sales, net	$(17,241)	972	99,853	NM	(99)%
Used vehicle sales, net includes gains from sales of used vehicles, selling costs associated with used vehicles and write-downs of vehicles to fair market value. Used vehicle sales, net decreased to a loss of $17 million in 2017, due to a drop in the market value of tractors and trucks, which resulted in lower gains on sales. We anticipate a modestly improved outlook for used vehicle pricing in 2018 that will benefit year over year results; however, we still expect used vehicle sales to incur a loss for the year. Used vehicle sales, net decreased to a gain of $1 million in 2016, due to a drop in the market value of trucks and tractors, which resulted in lower gains on sales of used vehicles and higher fair market value write-downs.
The following table presents the used vehicle pricing changes for 2017 and 2016 compared with the respective prior years:

	Proceeds per unit change
	2017/2016	2016/2015

Tractors	(12)%	(14)%
Trucks	(12)%	(1)%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

				Change
	2017	2016	2015	2017/2016	2016/2015
	(Dollars in thousands)
Interest expense	$140,350	147,843	150,434	(5)%	(2)%
Effective interest rate	2.6%	2.7%	2.9%
Interest expense decreased 5% to $140 million in 2017, reflecting a lower average outstanding debt and a lower effective interest rate. Interest expense decreased 2% to $148 million in 2016, reflecting a lower effective interest rate, partially offset by a higher average outstanding debt. The lower effective interest rate in both years reflects the replacement of higher interest rate debt with debt issuances at lower rates.

	2017	2016	2015
	(In thousands)
Miscellaneous income, net	$44,245	13,068	10,156
Refer to Note 27, Miscellaneous Income, Net in the Notes to Consolidated Financial Statements for a discussion of the changes in miscellaneous income, net.

	2017	2016	2015
	(In thousands)
Restructuring charges and fees, net	$21,405	5,074	18,068
During the fourth quarters of 2017, 2016 and 2015, we approved plans to reduce our workforce in multiple locations as a result of cost containment actions. These actions resulted in pre-tax charges of $13 million in 2017, $5 million in 2016 and $9 million in 2015. The workforce reduction approved in 2017 will be completed during 2018 and is expected to result in annual cost savings of approximately $30 million. The workforce reduction approved in 2016 was completed during 2017, and the workforce reduction in 2015 was completed during 2016. During the fourth quarter of 2015, we also committed to a plan to divest our Ryder Canadian Retail Shippers Association Logistics operations and shutdown our Ryder Container Terminals business in Canada. The sale and shutdown were completed in 2016. We recognized charges in 2015 for this action of $3 million for employee termination costs and $2 million for asset impairment to adjust assets held for sale to fair value. Refer to Note 4, “Restructuring Charges and Fees, Net” in the Notes to Consolidated Financial Statements for further discussion.

				Change
	2017	2016	2015	2017/2016	2016/2015
	(Dollars in thousands)
(Benefit from) provision for income taxes	$(477,229)	141,741	163,226	NM	(13)%
Effective tax rate from continuing operations	(152.1)%	34.9%	34.8%
Our provision for income taxes and effective income tax rates from continuing operations are impacted by discrete items such as enacted tax law changes, settlement of tax audits and the reversal of reserves for uncertain tax positions due to the expiration of statutes of limitation. In the aggregate, these items reduced the effective rate by 188.2% in 2017, 0.8% in 2016 and 2.2% in 2015. The other components of the effective tax rate in 2017 and 2016 remained consistent with the prior year.
On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. We recognized a benefit of $586 million in the fourth quarter of 2017 associated with the adoption of tax reform. Refer to Note 13, “Income Taxes” in the Notes to Consolidated Financial Statements for further discussion.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

FULL YEAR OPERATING RESULTS BY BUSINESS SEGMENT

				Change
	2017	2016	2015	2017/2016	2016/2015
	(In thousands)
Revenue:
Fleet Management Solutions	$4,733,571	4,556,194	4,545,692	4%	—%
Dedicated Transportation Solutions	1,096,042	1,020,895	895,538	7	14
Supply Chain Solutions	1,969,500	1,637,850	1,547,763	20	6
Eliminations	(469,514)	(427,955)	(417,100)	(10)	(3)
Total	$7,329,599	6,786,984	6,571,893	8%	3%

Operating Revenue: (1)
Fleet Management Solutions	$4,043,762	3,947,740	3,846,046	2%	3%
Dedicated Transportation Solutions	789,294	774,319	714,453	2	8
Supply Chain Solutions	1,507,548	1,352,077	1,256,309	11	8
Eliminations	(300,224)	(283,239)	(255,731)	(6)	(11)
Total	$6,040,380	5,790,897	5,561,077	4%	4%

EBT:
Fleet Management Solutions	$312,720	370,829	461,314	(16)%	(20)%
Dedicated Transportation Solutions	55,328	63,571	45,575	(13)	39
Supply Chain Solutions	103,102	105,532	93,575	(2)	13
Eliminations	(53,275)	(50,148)	(47,193)	(6)	(6)
	417,875	489,784	553,271	(15)	(11)
Unallocated Central Support Services	(48,128)	(40,736)	(48,700)	(18)	16
Non-operating pension costs	(27,741)	(29,943)	(17,797)	7	(68)
Restructuring charges and fees, net and other items	(28,220)	(12,724)	(17,559)	NM	NM
Earnings from continuing operations before income taxes	$313,786	406,381	469,215	(23)%	(13)%
  ————————————

(1)
Non-GAAP financial measures. Refer to the “Non-GAAP Financial Measures” section of this MD&A for a reconciliation of total revenue to operating revenue, and segment total revenue to segment operating revenue for FMS, DTS and SCS, as well as the reasons why management believes these measures are important to investors.

As part of management’s evaluation of segment operating performance, we define the primary measurement of our segment financial performance as EBT from continuing operations, which includes an allocation of Central Support Services (CSS), and excludes non-operating pension costs, restructuring and other charges, net, as described in Note 4, “Restructuring Charges and Fees, Net,” and the items discussed in Note 24, “Other Items Impacting Comparability,” in the Notes to Consolidated Financial Statements. CSS represents those costs incurred to support all business segments, including human resources, finance, corporate services and public affairs, information technology, health and safety, legal, marketing and corporate communications.
The objective of the EBT measurement is to provide clarity on the profitability of each business segment and, ultimately, to hold leadership of each business segment accountable for their allocated share of CSS costs. Segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented. Certain costs are not attributable to any segment and remain unallocated in CSS, including costs for investor relations, public affairs and certain executive compensation. See Note 28, “Segment Reporting,” in the Notes to Consolidated Financial Statements for a description of the methodology for allocating the remainder of CSS costs to the business segments.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Inter-segment revenue and EBT are accounted for at rates similar to those executed with third parties. EBT related to inter-segment equipment and services billed to DTS and SCS customers (equipment contribution) are included in both FMS and the segment that served the customer and then eliminated (presented as “Eliminations” in the table above). Refer to Note 28, "Segment Reporting" in the Notes to Consolidated Financial Statements for additional information. Prior year amounts have been reclassified to conform to the current period presentation.
The following table sets forth equipment contribution included in EBT for our DTS and SCS business segments:

				Change
	2017	2016	2015	2017/2016	2016/2015
	(In thousands)
Equipment Contribution:
Dedicated Transportation Solutions	$31,029	32,731	32,471	(5)%	1%
Supply Chain Solutions	22,246	17,417	14,722	28	18
Total	$53,275	50,148	47,193	6%	6%

(1)	Total amount is included in FMS EBT
DTS equipment contribution decreased 5% in 2017, primarily due to higher maintenance costs on an older vehicle fleet used in DTS operations. SCS equipment contribution increased 28% in 2017, primarily driven by new business and increased volumes. DTS equipment contribution increased slightly in 2016. SCS equipment contribution increased 18% in 2016, primarily driven by new business and increased volumes.
The following table provides items excluded from our segment EBT measure and their classification within our Consolidated Statements of Earnings:

Description	Consolidated Statements of Earnings Line Item	2017	2016	2015
		(In thousands)
Restructuring (1)	Restructuring charges and fees, net	$(10,500)	(5,074)	(14,225)
Fees related to cost-savings program (2)	Restructuring charges and fees, net	(10,905)	—	(3,843)
Restructuring charges and fees, net		(21,405)	(5,074)	(18,068)
Non-operating pension costs (3)	Non-operating pension costs	(27,741)	(29,943)	(17,797)
Tax reform related bonus (2)	SG&A	(23,278)	—	—
Operating tax adjustment (2)	SG&A	(2,205)	—	—
Gain on sale of property (2)	Miscellaneous income	24,122	—	—
Pension related adjustment (4)	SG&A	(5,454)		509
Pension related adjustment (4)	Non-operating pension costs	—	(7,650)	—
		$(55,961)	(42,667)	(35,356)
________________

(1)	See Note 4 , "Restructuring Charges and Fees, Net ," in the Notes to Consolidated Financial Statements for additional information.

(2)	See Note 24, “Other Items Impacting Comparability,” in the Notes to Consolidated Financial Statements for additional information.

(3)	See Note 28 “Segment Reporting,” in the Notes to Consolidated Financial Statements for additional information.

(4)	See Note 22, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements for additional information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Fleet Management Solutions

				Change
	2017	2016	2015	2017/2016	2016/2015
	(Dollars in thousands)
ChoiceLease	$2,688,717	2,573,638	2,406,711	4%	7%
SelectCare	464,056	449,729	421,665	3	7
Commercial rental	813,539	846,331	940,045	(4)	(10)
Other	77,450	78,042	77,625	(1)	1
Fuel services revenue	689,809	608,454	699,646	13	(13)
FMS total revenue (1)	$4,733,571	4,556,194	4,545,692	4%	—%

FMS operating revenue (2)	$4,043,762	3,947,740	3,846,046	2	3

FMS EBT	$312,720	370,829	461,314	(16)%	(20)%

FMS EBT as a % of FMS total revenue	6.6%	8.1%	10.1%	(150) bps	(200) bps

FMS EBT as a % of FMS operating revenue (1)	7.7%	9.4%	12.0%	(170) bps	(260) bps
____________________

(1)	Includes intercompany fuel sales from FMS to DTS and SCS.

(2)
Non-GAAP financial measures. Reconciliations of FMS total revenue to FMS operating revenue and FMS EBT as a % of FMS total revenue to FMS EBT as a % of FMS operating revenue, as well as the reasons why management believes these measures are important to investors are included in the “Non-GAAP Financial Measures” section of this MD&A.

FMS total revenue increased 4% to $4.73 billion in 2017 and increased slightly in 2016 to $4.56 billion. FMS operating revenue (a non-GAAP measure excluding fuel) increased 2% in 2017 to $4.04 billion and 3% in 2016 to $3.95 billion. The following table summarizes the components of the change in revenue on a percentage basis versus the prior year:

	2017		2016
	Total	Operating (1)	Total	Operating (1)
Organic, including price and volume	2%	2%	3%	4%
Fuel	2	—	(2)	—
Foreign exchange	—	—	(1)	(1)
Total increase	4%	2%	—%	3%
  ————————————

(1)
Non-GAAP financial measure. A reconciliation of FMS total revenue to FMS operating revenue as well as the reasons why management believes this measure is important to investors is included in the "Non-GAAP Financial Measures" section of this MD&A.

2017 versus 2016
ChoiceLease revenue increased 4% in 2017, reflecting a larger average fleet size and higher prices on replacement vehicles. The average number of ChoiceLease vehicles increased 2% from the prior year, reflecting continued solid sales activity. We expect favorable ChoiceLease comparisons to continue next year due to strong 2017 sales activity, as well as expected sales in 2018. Commercial rental revenue decreased 4% in 2017 due to lower demand. However, we expect favorable commercial rental comparisons next year based on a stronger demand environment experienced in the latter half of 2017. SelectCare revenue increased 3% in 2017, due to new business and higher volumes. Fuel services revenue increased 13% in 2017 due to higher fuel costs passed through to customers.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

FMS EBT decreased 16% in 2017, due to increased accelerated depreciation of $21 million, lower used vehicle sales and commercial rental results. These decreases were partially offset by improved SelectCare and ChoiceLease performance. The increase in accelerated depreciation reflects a full year of accelerated depreciation and the expansion of acceleration to vehicles expected to be made available for sale through June 2019. Used vehicle sales results declined primarily due to lower pricing. Commercial rental performance declined 4% in 2017, reflecting lower demand. However, rental power fleet utilization was 75.6% in 2017, up from 74.7% in 2016, on a 6% smaller average rental power fleet, reflecting fleet right-sizing actions taken during the year. SelectCare performance was driven by new business and increased volumes. ChoiceLease comparisons benefited from growth in fleet size and higher per vehicle pricing.

2016 versus 2015
ChoiceLease revenue increased 7% in 2016 , reflecting a larger average fleet size and higher prices on replacement vehicles. Foreign exchange negatively impacted ChoiceLease revenue growth by 100 basis points. The average number of ChoiceLease vehicles increased 4% from the prior year, reflecting strong sales activity. Commercial rental revenue decreased 10% in 2016, due to lower demand. Foreign exchange negatively impacted commercial rental revenue growth by 100 basis points. SelectCare revenue increased 7%, primarily due to higher volumes and new business. Fuel services revenue declined 13% due to lower fuel costs passed through to customers.
FMS EBT decreased 20% in 2016, reflecting lower used vehicle sales results, decreased commercial rental performance and accelerated depreciation on vehicles expected to be made available for sale through June 2018 of $10 million, partially offset by higher ChoiceLease performance and lower overhead costs. Used vehicle sales results declined due to lower pricing, primarily on tractors and higher fair market value write-downs on vehicles held for sale. Commercial rental performance declined 10% in 2016, reflecting decreased demand. Rental power fleet utilization was 74.7% in 2016, down from 76.5% in 2015 on a 7% smaller average rental power fleet. ChoiceLease comparisons benefited from growth in fleet size and higher per vehicle pricing. ChoiceLease and commercial rental results benefited from lower depreciation of $35 million due to residual value changes implemented on January 1, 2016.
The following table provides commercial rental statistics on our global fleet:

				Change
	2017	2016	2015	2017/2016	2016/2015
	(Dollars in thousands)
Rental revenue from non-lease customers	$517,874	528,892	571,985	(2)%	(8)%
Rental revenue from lease customers (1)	$295,665	317,439	368,060	(7)%	(14)%
Average commercial rental power fleet size – in service (2), (3)	29,700	31,500	33,800	(6)%	(7)%
Commercial rental utilization – power fleet (2)	75.6%	74.7%	76.5%	90 bps	(180) bps
______________

(1)	Represents revenue from rental vehicles provided to our existing ChoiceLease customers, generally in place of a lease vehicle.

(2)	Number of units rounded to nearest hundred and calculated using quarterly average unit counts.

(3)	Excluding trailers.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Our global fleet of owned and leased revenue earning equipment and SelectCare vehicles, including vehicles under on-demand maintenance, is summarized as follows (number of units rounded to the nearest hundred):

				Change
	2017	2016	2015	2017/2016	2016/2015
End of period vehicle count
By type:
Trucks (1)	76,400	73,300	72,800	4%	1%
Tractors (2)	66,000	67,900	68,700	(3)	(1)
Trailers (3), (4)	42,600	42,800	42,400	—	1
Other	1,200	1,100	1,300	9	(15)
Total	186,200	185,100	185,200	1%	—%

By ownership:
Owned	184,900	183,700	184,700	1%	(1)%
Leased	1,300	1,400	500	(7)	180
Total	186,200	185,100	185,200	1%	—%

By product line: (4)
ChoiceLease	139,100	136,500	131,800	2%	4%
Commercial rental	37,800	37,800	42,100	—	(10)
Service vehicles and other	3,300	3,300	3,300	—	—
Active units	180,200	177,600	177,200	1	—
Held for sale	6,000	7,500	8,000	(20)	(6)
Total	186,200	185,100	185,200	1	—
Customer vehicles under SelectCare contracts	54,400	49,000	46,700	11	5

Average vehicle count
By product line:
ChoiceLease	137,600	134,400	128,800	2%	4%
Commercial rental	37,500	39,200	42,400	(4)	(8)
Service vehicles and other	3,400	3,400	3,200	—	6
Active units	178,500	177,000	174,400	1	1
Held for sale	6,700	8,400	6,100	(20)	38
Total	185,200	185,400	180,500	—	3

Customer vehicles under SelectCare contracts	52,100	49,200	43,300	6%	14%

Customer vehicles under SelectCare on-demand (5)	24,500	21,000	20,000	17%	5%

Total vehicles serviced	261,800	255,600	243,800	2%	5%
__________________

(1)	Generally comprised of Class 1 through Class 7 type vehicles with a Gross Vehicle Weight (GVW) up to 33,000 pounds.

(2)	Generally comprised of over the road on highway tractors and are primarily comprised of Class 8 type vehicles with a GVW of over 33,000 pounds.

(3)	Generally comprised of dry, flatbed and refrigerated type trailers.

(4)
Includes 4,900 UK trailers (3,100 ChoiceLease and 1,800 commercial rental), 5,300 UK trailers (3,300 ChoiceLease and 2,000 commercial rental) and 6,100 UK trailers (3,900 ChoiceLease and 2,200 commercial rental) as of December 31, 2017, 2016 and 2015, respectively.

(5)
Comprised of the number of unique vehicles serviced under on-demand maintenance agreements. This does not represent averages for the periods. Vehicles included in the end of period count may have been serviced more than one time during the respective annual period.

Note:	Average vehicle counts were computed using a 24-point average based on monthly information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

The totals in the previous table include the following non-revenue earning equipment for the global fleet (number of units rounded to the nearest hundred):

				Change
Number of Units	2017	2016	2015	2017/2016	2016/2015
Not yet earning revenue (NYE)	2,900	1,700	2,800	71%	(39)%
No longer earning revenue (NLE):
Units held for sale	6,000	7,500	8,000	(20)	(6)
Other NLE units	3,400	4,400	3,300	(23)	33
Total	12,300	13,600	14,100	(10)%	(4)%
NYE units represent new vehicles on hand that are being prepared for deployment to a lease customer or into the rental fleet. Preparations include activities such as adding lift gates, paint, decals, cargo area and refrigeration equipment. For 2017, the number of NYE units increased 71% compared with December 31, 2016, reflecting lease fleet growth. NLE units represent all vehicles held for sale and vehicles for which no revenue has been earned in the previous 30 days. Accordingly, these vehicles may be temporarily out of service, being prepared for sale or awaiting redeployment. For 2017, the number of NLE units decreased 21%, reflecting lower used vehicle inventories and a lower number of vehicles being prepared for sale at the end of the year. We expect NLE units to increase slightly in 2018, as a result of higher expected used vehicle inventories driven by the lease replacement cycle.

Dedicated Transportation Solutions

				Change
	2017	2016	2015	2017/2016	2016/2015
	(Dollars in thousands)
DTS total revenue	$1,096,042	1,020,895	895,538	7%	14%

DTS operating revenue (1)	$789,294	774,319	714,453	2%	8%

DTS EBT	$55,328	63,571	45,575	(13)%	39%
DTS EBT as a % of DTS total revenue	5.0%	6.2%	5.1%	(120) bps	110 bps
DTS EBT as a % of DTS operating revenue(1)	7.0%	8.2%	6.4%	(120) bps	180 bps

Memo:
Average fleet	8,200	8,200	7,700	—%	6%
__________________

(1)
Non-GAAP financial measures. Reconciliations of DTS total revenue to DTS operating revenue and DTS EBT as a % of DTS total revenue to DTS EBT as a % of DTS operating revenue, as well as the reasons why management believes these measures are important to investors are included in the “Non-GAAP Financial Measures” section of this MD&A.

DTS total revenue increased 7% in 2017 to $1.10 billion and increased 14% in 2016 to $1.02 billion. DTS operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation) increased 2% in 2017 to $789 million and 8% in 2016 to $774 million. We expect improved operating revenue growth next year based on strong sales activity as well as expected 2018 activity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

The following table summarizes the components of the change in revenue on a percentage basis versus the prior year:

	2017		2016
	Total	Operating (1)	Total	Operating (1)
Organic, including price and volume	6%	2%	16%	8%
Fuel	1	—	(2)	—
Total increase	7%	2%	14%	8%
  ————————————

(1)
Non-GAAP financial measure. A reconciliation of DTS total revenue to DTS operating revenue, as well as the reasons why management believes this measure is important to investors is included in the "Non-GAAP Financial Measures" section of this MD&A.

2017 versus 2016
In 2017, DTS total revenue increased 7% reflecting organic growth and, to a lesser extent, higher fuel costs passed through to our customers. DTS operating revenue increased 2% due to new business, increased volumes and higher pricing. DTS EBT decreased 13% due to higher insurance premiums, increased maintenance costs on certain older model year vehicles and higher labor costs from increased driver turnover. These items were partially offset by favorable developments of self-insurance claims from prior years.
2016 versus 2015
In 2016, DTS total revenue increased 14% reflecting organic growth, partially offset by lower fuel prices passed through to our customers. DTS operating revenue increased 8% due to new business, increased volumes and higher pricing. DTS EBT increased 39% due to increased revenue and, to a lesser extent, lower insurance costs.

Supply Chain Solutions

				Change
	2017	2016	2015	2017/2016	2016/2015
	(Dollars in thousands)
Automotive	$566,302	548,659	469,178	3%	17%
Technology and healthcare	271,551	242,474	251,188	12	(3)
CPG and retail	511,793	436,368	431,571	17	1
Industrial and other	157,902	124,576	104,372	27	19
Subcontracted transportation	386,792	224,060	226,880	73	(1)
Fuel	75,160	61,713	64,574	22	(4)
SCS total revenue	$1,969,500	$1,637,850	$1,547,763	20%	6%

SCS operating revenue (1)	$1,507,548	1,352,077	1,256,309	11%	8%

SCS EBT	$103,102	105,532	93,575	(2)%	13%
SCS EBT as a % of SCS total revenue	5.2%	6.4%	6.0%	(120) bps	40 bps
SCS EBT as a % of SCS operating revenue(1)	6.8%	7.8%	7.4%	(100) bps	40 bps

Memo:
Average fleet	7,900	7,200	6,300	10%	14%
————————————

(1)
Non-GAAP financial measures. Reconciliations of SCS total revenue to SCS operating revenue and SCS EBT as a % of SCS total revenue to SCS EBT as a % of SCS operating revenue, as well as the reasons why management believes these measures are important to investors are included in the “Non-GAAP Financial Measures” section of this MD&A.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

SCS total revenue increased 20% in 2017 to $1.97 billion and 6% in 2016 to $1.64 billion. SCS operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation) increased 11% in 2017 to $1.51 billion and 8% in 2016 to $1.35 billion. We expect favorable operating revenue comparisons to continue next year, although at a lower level than realized in 2017.

The following table summarizes the components of the change in revenue on a percentage basis versus the prior year:

	2017		2016
	Total	Operating (1)	Total	Operating (1)
Organic, including price and volume	19%	11%	8%	9%
Foreign exchange	—	—	(2)	(1)
Fuel	1	—	—	—
Total increase	20%	11%	6%	8%
————————————

(1)
Non-GAAP financial measure. A reconciliation of SCS total revenue to SCS operating revenue, as well as the reasons why management believes this measure is important to investors is included in the "Non-GAAP Financial Measures" section of this MD&A.

2017 versus 2016
SCS total revenue increased 20% in 2017 due to organic growth and, to a lesser extent, higher fuel costs passed through to our customers. SCS operating revenue increased 11% due to new business, increased volumes and higher pricing. SCS EBT decreased 2% in 2017 as benefits from increased revenue were offset by the performance of two customer accounts, higher compensation-related costs and higher overhead spending due to planned investments in information technology and sales.
2016 versus 2015
SCS total revenue increased 6% in 2016 as increased operating revenue was partially offset by a negative impact from foreign exchange. SCS operating revenue increased 8% due to new business, increased volumes and higher pricing, partially offset by a negative impact from foreign exchange. SCS EBT increased 13% in 2016 due to increased revenue.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Central Support Services

				Change
	2017	2016	2015	2017/2016	2016/2015
	(In thousands)
Human resources	$16,820	17,501	20,150	(4)%	(13)%
Finance	58,597	59,445	60,998	(1)	(3)
Corporate services and public affairs	12,561	11,682	12,303	8	(5)
Information technology	89,453	82,087	84,729	9	(3)
Legal and safety	25,382	23,977	24,522	6	(2)
Marketing	18,306	18,029	22,206	2	(19)
Other	34,284	24,144	33,888	42	(29)
Total CSS	255,403	236,865	258,796	8	(8)
Allocation of CSS to business segments	(207,275)	(196,129)	(210,096)	6	(7)
Unallocated CSS	$48,128	40,736	48,700	18%	(16)%
2017 versus 2016
Total CSS costs increased 8% in 2017 to $255 million, due to higher information technology and compensation-related costs, as well as, higher professional services costs associated with strategic initiatives. Unallocated CSS costs increased 18% in 2017 to $48 million, primarily due to higher professional services costs associated with strategic initiatives.
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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

FOURTH QUARTER CONSOLIDATED RESULTS

	Three months ended December 31,		Change
	2017	2016	2017/2016
	(Dollars in thousands, except per share amounts)
Total revenue	$1,939,693	1,729,150	12%
Operating revenue (1)	1,586,612	1,466,878	8

EBT	$78,795	69,196	14%
Comparable EBT (2)	104,540	82,165	27
Earnings from continuing operations (3)	642,480	49,275	1,204
Comparable earnings from continuing operations (2)	72,730	57,435	27
Net earnings (3)	642,970	48,181	1,234

Earnings per common share (EPS) — Diluted
Continuing operations (3)	$12.10	0.92	1,215%
Comparable (2)	1.37	1.07	28
Net earnings (3)	$12.11	0.91	1,231
  ————————————

(1)
Non-GAAP financial measure. Refer to the“Non-GAAP Financial Measures” section of this MD&A for a reconciliation of total revenue to operating revenue and the reasons why management believes this measure is important to investors.

(2)
Non-GAAP financial measures. Refer to the “Non-GAAP Financial Measures” section for a reconciliation of EBT, net earnings from continuing operations and earnings per diluted common share to their respective comparable measures and the reasons why management believes these measures are important to investors.

(3)	2017 amounts reflect tax benefit as a result of the 2017 Tax Cuts and Jobs Act. Refer to Note 13 , "Income Taxes ," in the Notes to Consolidated Financial Statements for additional information.

Total revenue increased 12% in the fourth quarter of 2017 to $1.94 billion. Operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation) increased 8% in the fourth quarter of 2017 to $1.59 billion. The following table summarizes the components of the change in revenue on a percentage basis versus the prior year:

	Three months ended December 31, 2017
	Total	Operating (1)
Organic, including price and volume	9%	7%
Foreign exchange	1	1
Fuel	2	—
Total increase	12%	8%
  ————————————

(1)
Non-GAAP financial measure. Refer to the“Non-GAAP Financial Measures” section of this MD&A for a reconciliation of total revenue to operating revenue and the reasons why management believes this measure is important to investors.

Total revenue and operating revenue grew across all three business segments reflecting new business and higher volumes. Total revenue also grew due to higher fuel costs passed through to customers. EBT increased 14% in the fourth quarter of 2017 to $79 million. The increase in EBT primarily reflects improved used vehicle sales results and higher commercial rental and lease performance, partially offset by higher restructuring and other charges. See “Fourth Quarter Operating Results by Business Segment” for further discussion of segment operating results.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

FOURTH QUARTER OPERATING RESULTS BY BUSINESS SEGMENT

	Three months ended December 31,		Change
	2017	2016	2017/2016
	(In thousands)
Revenue:
Fleet Management Solutions	$1,241,724	1,151,742	8%
Dedicated Transportation Solutions	284,422	256,870	11
Supply Chain Solutions	540,023	430,185	26
Eliminations	(126,476)	(109,647)	(15)
Total	$1,939,693	1,729,150	12%
Operating Revenue: (1)
Fleet Management Solutions	$1,056,970	992,274	7%
Dedicated Transportation Solutions	198,249	193,106	3
Supply Chain Solutions	410,649	352,650	16
Eliminations	(79,256)	(71,152)	(11)
Total	$1,586,612	1,466,878	8%
EBT:
Fleet Management Solutions	$91,747	64,275	43%
Dedicated Transportation Solutions	15,436	15,271	1
Supply Chain Solutions	27,743	26,427	5
Eliminations	(15,222)	(13,032)	(17)
	119,704	92,941	29
Unallocated Central Support Services	(15,163)	(10,775)	(41)
Non-operating pension costs	(6,866)	(7,895)	13
Restructuring and other charges, net and other items	(18,880)	(5,074)	NM
Earnings from continuing operations before income taxes	$78,795	69,196	14%
  ————————————

(1)
Non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section of this MD&A for a reconciliation of total revenue to operating revenue, and segment total revenue to segment operating revenue, as well as the reasons why management believes these measures are important to investors.

Fleet Management Solutions
FMS total revenue increased 8% to $1.24 billion in the fourth quarter of 2017. FMS operating revenue (a non-GAAP measure excluding fuel) increased 7% in the fourth quarter of 2017 to $1.06 billion. The following table summarizes the components of the change in revenue on a percentage basis versus the prior year.

	Three months ended December 31, 2017
	Total	Operating (1)
Organic, including price and volume	5%	6%
Fuel	2	—
Foreign exchange	1	1
Total increase	8%	7%
  ————————————

(1)
Non-GAAP financial measure. A reconciliation of FMS total revenue to FMS operating revenue as well as the reasons why management believes this measure is important to investors is included in the "Non-GAAP Financial Measures" section of this MD&A.

ChoiceLease revenue increased 6% to $696 million in the fourth quarter of 2017, reflecting a larger average lease fleet size and higher prices on replacement vehicles. Commercial rental revenue grew 7% in the fourth quarter of 2017 due to increased demand and higher pricing. Fuel services revenue increased 16% to $185 million in the fourth quarter of 2017 due to higher fuel costs passed through to customers.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

FMS EBT increased 43% in the fourth quarter of 2017 to $92 million, reflecting improved used vehicle sales results and higher commercial rental and ChoiceLease performance. Used vehicle sales comparisons primarily reflect prior year inventory valuation adjustments of $21 million. Commercial rental performance improved due to higher pricing and increased utilization, reflecting stronger demand on a smaller fleet due to the fleet right-sizing actions taken earlier in the year. Rental power fleet utilization increased to 81.2% in the fourth quarter of 2017 from 77.3% in the year-earlier period. ChoiceLease results benefited from fleet growth. These items were partially offset by higher compensation-related costs. Additionally, FMS results in the fourth quarter included accelerated depreciation of $9 million in 2017 and $10 million in 2016 to reflect a challenging used vehicle market outlook.
Dedicated Transportation Solutions
DTS total revenue increased 11% in the fourth quarter of 2017 to $284 million and DTS operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation) increased 3% in the fourth quarter of 2017 to $198 million. The following table summarizes the components of the change in revenue on a percentage basis versus the prior year:

	Three months ended December 31, 2017
	Total	Operating (1)
Organic, including price and volume	9%	3%
Fuel	2	—
Total increase	11%	3%
The growth in DTS total revenue and DTS operating revenue primarily reflects increased volumes. DTS EBT increased 1% from the fourth quarter of the prior year as favorable developments of self-insurance claims from prior years largely offset by higher driver costs due to increased turnover and seasonal volumes at select customer accounts, as well as elevated maintenance costs on certain older model year vehicles.
Supply Chain Solutions
SCS total revenue increased 26% in the fourth quarter of 2017 to $540 million. SCS operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation) increased 16% in the fourth quarter of 2017 to $411 million. The following table summarizes the components of the change in revenue on a percentage basis versus the prior year:

	Three months ended December 31, 2017
	Total	Operating (1)
Organic, including price and volume	24%	15%
Fuel	1	—
Foreign exchange	1	1
Total increase	26%	16%
————————————

(1)
Non-GAAP financial measure. A reconciliation of SCS total revenue to SCS operating revenue, as well as the reasons why management believes this measure is important to investors is included in the "Non-GAAP Financial Measures" section of this MD&A.

SCS total revenue and SCS operating revenue grew primarily as a result of new business. SCS EBT increased 5% in the fourth quarter of 2017 to $28 million reflecting the impact of revenue growth, partially offset by lower performance in two customer accounts, although to a lesser extent than in the third quarter of 2017. Additionally, results were negatively impacted by higher overhead spending due to planned investments in information technology and sales.
Central Support Services
Unallocated CSS costs increased 41% in the fourth quarter of 2017 to $15 million primarily due to higher compensation-related costs and professional fees in 2017.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

FINANCIAL RESOURCES AND LIQUIDITY
Cash Flows
The following is a summary of our cash flows from continuing operations:

	2017	2016	2015
	(In thousands)
Net cash provided by (used in):
Operating activities	$1,547,986	1,601,022	1,441,788
Financing activities	(155,115)	(185,922)	731,485
Investing activities	(1,366,340)	(1,405,833)	(2,161,355)
Effect of exchange rates on cash	(5,539)	(9,482)	37
Net change in cash and cash equivalents	$20,992	(215)	11,955

Cash provided by operating activities from continuing operations decreased to $1.55 billion in 2017, compared with $1.60 billion in 2016, primarily reflecting the impact of lower comparable earnings. Cash used in financing activities totaled $155 million in 2017, compared with $186 million in 2016, driven by share repurchases and common stock dividends. Cash used in investing activities decreased to $1.37 billion in 2017, compared with $1.41 billion in 2016, primarily due to lower payments for capital expenditures and higher proceeds from operating property and equipment sales, partially offset by lower proceeds from revenue earning equipment sales.
Cash provided by operating activities from continuing operations increased to $1.60 billion in 2016, compared with $1.44 billion in 2015, reflecting higher earnings adjusted for non-cash items, primarily depreciation, and working capital improvements, partially offset by higher pension contributions. The working capital improvements were primarily driven by the timing of trade account payments to vendors. Cash used in financing activities was $186 million in 2016, compared to cash provided from financing activities of $731 million in 2015 due to lower borrowing needs. Cash used in investing activities decreased to $1.41 billion in 2016, compared with $2.16 billion in 2015, primarily due to lower payments for capital expenditures.
The following table shows the components of our free cash flow:

	2017	2016	2015
	(In thousands)
Net cash provided by operating activities	$1,547,986	1,601,022	1,441,788
Sales of revenue earning equipment (1)	376,743	414,249	423,605
Sales of operating property and equipment (1)	52,257	7,051	3,891
Collections on direct finance leases and other (1)	73,172	76,510	70,980
Total cash generated (2)	2,050,158	2,098,832	1,940,264
Purchases of property and revenue earning equipment (1)	(1,860,436)	(1,905,157)	(2,667,978)
Free cash flow (2)	$189,722	193,675	(727,714)

Memo:
Net cash (used in) provided by financing activities	$(155,115)	(185,922)	731,485
Net cash used in investing activities	$(1,366,340)	(1,405,833)	(2,161,355)
———————————

(1)	Included in cash flows from investing activities.

(2)
Non-GAAP financial measures. Reconciliations of net cash provided by operating activities to total cash generated and to free cash flow are set forth in this table. Refer to the “Non-GAAP Financial Measures” section of this MD&A for the reasons why management believes these measures are important to investors.

Free cash flow of $190 million in 2017 was level with $194 million in 2016, primarily due to lower cash flows from operations, partially offset by lower cash paid for purchases of property and revenue earning equipment in 2017. Free cash flow increased to $194 million in 2016 from $(728) million in 2015 due to lower capital expenditures in 2016.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

We expect cash provided by operating activities from continuing operations to increase approximately $270 million to $1.8 billion in 2018, due to pre-tax earnings growth adjusted for non-cash items, primarily depreciation. We expect 2018 free cash flow to decrease to negative $600 million, reflecting capital spending to fund higher growth and replacement in the lease and rental vehicle fleets.
Capital expenditures are generally used to purchase revenue earning equipment (trucks, tractors and trailers) within our FMS segment. These expenditures primarily support the ChoiceLease and commercial rental product lines. The level of capital required to support the ChoiceLease product line varies based on customer contract signings for replacement vehicles and growth. These contracts are long-term agreements that result in predictable cash flows typically over a three to seven year term for trucks and tractors and ten years for trailers. We utilize capital for the purchase of vehicles in our commercial rental product line to replenish and expand the fleet available for shorter-term use by contractual or occasional customers. Operating property and equipment expenditures primarily relate to spending on items such as vehicle maintenance facilities and equipment, computer and telecommunications equipment, investments in technologies, and warehouse facilities and equipment.
The following is a summary of capital expenditures:

	2017	2016	2015
	(In thousands)
Revenue earning equipment:
ChoiceLease	$1,456,758	1,547,717	2,060,254
Commercial rental	351,707	82,580	522,940
	1,808,465	1,630,297	2,583,194
Operating property and equipment	132,752	132,603	112,918
Total capital expenditures (1)	1,941,217	1,762,900	2,696,112
Changes in accounts payable related to purchases of revenue earning equipment	(80,781)	142,257	(28,134)
Cash paid for purchases of property and revenue earning equipment	$1,860,436	1,905,157	2,667,978
_____________

(1)
Non-cash additions exclude approximately $7 million, $1 million and $6 million in 2017, 2016 and 2015, respectively, in assets held under capital leases resulting from the extension of existing operating leases and other additions.

Capital expenditures increased to $1.94 billion in 2017, reflecting higher planned investments to refresh our commercial rental fleet, partially offset by lower ChoiceLease spending. Capital expenditures decreased in 2016 to $1.76 billion, reflecting lower planned investments in the ChoiceLease and commercial rental fleets. We expect capital expenditures to increase to approximately $2.9 billion in 2018, primarily due to increased investments to grow our ChoiceLease fleet, and to refresh and expand our commercial rental fleet. We expect to fund 2018 capital expenditures primarily with additional debt financing.
Working Capital

	2017	2016
	(In thousands)
Current assets	$1,322,282	$1,101,557
Current liabilities	2,012,778	1,744,069
Working capital	$(690,496)	$(642,512)
Our net working capital was negative $690 million at December 31, 2017, compared with negative $643 million at December 31, 2016. Approximately $826 million of our negative working capital is associated with debt due in the next year. Our global revolving credit facility is used primarily to finance working capital needs. See "Financing and Other Funding Transactions" for further discussion on the adequacy of our funding sources to meet our operating, investing and financing needs.

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
Our debt ratings and rating outlooks at December 31, 2017 were as follows:

	Short-term		Long-term
	Rating	Outlook	Rating	Outlook
Moody’s Investors Service	P2	Stable	Baa1	Stable (affirmed May 2017)
Standard & Poor’s Ratings Services	A2	Stable	BBB+	Stable (affirmed October 2017)
Fitch Ratings	F2	Stable	A-	Stable (affirmed October 2017)
Cash and equivalents totaled $78 million as of December 31, 2017. Approximately $23 million was held outside the U.S. as of December 31, 2017, and is available to fund operations and other growth of our non-U.S. subsidiaries. We have historically reinvested such earnings overseas indefinitely and may continue to reinvest future foreign earnings overseas indefinitely. Since the 2017 Tax Cut and Jobs Act implements a territorial tax system, whereby certain foreign subsidiary earnings can be repatriated to the U.S. with no federal tax, we are reassessing whether to indefinitely reinvest our overseas earnings. If we decide to repatriate cash and equivalents held outside the U.S., we may be subject to additional U.S. income taxes and foreign withholding taxes. Refer to Note 13, “Income Taxes,” in the Notes to Consolidated Financial Statements for an additional discussion.
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
At December 31, 2017, we had the following amounts available to fund operations:

(In millions)
Global revolving credit facility	$577
Trade receivables program	$175

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Refer to Note 15, “Debt,” in the Notes to Consolidated Financial Statements for a discussion of these debt facilities.The following table shows the movements in our debt balance:

	2017	2016
	(In thousands)
Debt balance at January 1	$5,391,274	5,502,627
Cash-related changes in debt:
Net change in commercial paper borrowings and revolving credit facilities	89,519	(77,798)
Proceeds from issuance of medium-term notes	595,785	596,283
Proceeds from issuance of other debt instruments	277,517	78,645
Retirement of medium-term notes	(700,000)	(600,000)
Other debt repaid	(262,577)	(69,047)
Debt issuance costs paid	(1,738)	(1,776)
	(1,494)	(73,693)
Non-cash changes in debt:
Fair market value adjustment on notes subject to hedging	(8,302)	(4,143)
Addition of capital lease obligations	7,057	1,231
Changes in foreign currency exchange rates and other non-cash items	21,116	(34,748)
Total changes in debt	18,377	(111,353)
Debt balance at December 31	$5,409,651	5,391,274

In accordance with our funding philosophy, we attempt to align the aggregate average remaining re-pricing life of our vehicle-related debt with the aggregate average remaining re-pricing life of our vehicle assets. We utilize both fixed-rate and variable-rate debt to achieve this alignment and generally target a mix of 20% - 40% variable-rate debt as a percentage of total debt outstanding. The variable-rate portion of our total debt (including notional value of swap agreements) was 31% and 30% at December 31, 2017 and 2016, respectively.
Ryder's debt to equity ratios were 191% and 263% at December 31, 2017 and 2016, respectively. The debt to equity ratio represents total debt divided by total equity. Our debt to equity ratio decreased as of December 31, 2017, primarily due to a one-time net tax benefit of $586 million related to the 2017 Tax Cut and Jobs Act for the estimated impact of the change in the future tax rates on our deferred tax liabilities as of December 31, 2017.

Off-Balance Sheet Arrangements
Guarantees. Refer to Note 17, “Guarantees,” in the Notes to Consolidated Financial Statements for a discussion of our agreements involving guarantees.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Contractual Obligations and Commitments
As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts such as debt agreements, lease agreements and unconditional purchase obligations. The following table summarizes our expected future contractual cash obligations and commitments at December 31, 2017:

	2018	2019-2020	2021-2022	Thereafter	Total
	(In thousands)
Debt	$818,510	2,970,078	1,416,874	190,510	5,395,972
Capital lease obligations	7,559	9,502	3,810	—	20,871
Total debt, including capital leases (1)	826,069	2,979,580	1,420,684	190,510	5,416,843
Interest on debt (2)	148,150	201,785	71,900	32,570	454,405
Operating leases (3)	84,824	104,469	43,443	38,288	271,024
Purchase obligations (4)	26,417	29,668	6,641	259	62,985
Total contractual cash obligations	259,391	335,922	121,984	71,117	788,414
Insurance obligations (primarily self-insurance)	110,632	114,543	49,590	78,341	353,106
Other long-term liabilities (5), (6), (7)	6,771	6,957	4,547	71,308	89,583
Total	$1,202,863	3,437,002	1,596,805	411,276	6,647,946
____________

(1)	Net of unamortized discount and excludes the fair market value adjustment on notes subject to hedging.

(2)
Total debt matures at various dates through fiscal year 2025 and bears interest principally at fixed rates. Interest on variable-rate debt is calculated based on the applicable rate at December 31, 2017. Amounts are based on existing debt obligations, including capital leases, and do not consider potential refinancing of expiring debt obligations.

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

(6)
The amounts exclude our estimated pension contributions. For 2018, our pension contributions, including our minimum funding requirements as set forth by U.S. and international regulations and legislation (including ERISA), are expected to be $34 million. Our minimum funding requirements after 2018 are dependent on several factors. However, we estimate that the undiscounted required global contributions over the next five years are approximately $296 million (pre-tax) (assuming expected long-term rate of return realized and other assumptions remain unchanged). We also have payments due under our other postretirement benefit (OPEB) plans. These plans are not required to be funded in advance, but are pay-as-you-go. See Note 22,“Employee Benefit Plans,” in the Notes to Consolidated Financial Statements for further discussion.

(7)
The amounts exclude $68 million of liabilities associated with uncertain tax positions as we are unable to reasonably estimate the ultimate amount or timing of settlement. See Note 13, “Income Taxes,” in the Notes to Consolidated Financial Statements for further discussion.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Pension Information
We have defined benefit retirement plans which are frozen for non-grandfathered and certain non-union employees in the U.S., Canada and the United Kingdom. The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. We review pension assumptions regularly and we may from time to time make voluntary contributions to our pension plans, which exceed the amounts required by statute. During 2017, total global pension contributions were $41 million compared with $128 million in 2016. We estimate 2018 required pension contributions will be $34 million. The present value of estimated global pension contributions that would be required over the next 5 years totals approximately $266 million (pre-tax). Changes in interest rates and the market value of the securities held by the plans could materially change, positively or negatively, the funded status of the plans and affect the level of pension expense and required contributions in future years. The ultimate amount of contributions is also dependent upon the requirements of applicable laws and regulations. See Note 22, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements for additional information.
Due to the underfunded status of our defined benefit plans, we had an accumulated net pension equity charge (after-tax) of $567 million and $627 million at December 31, 2017 and 2016, respectively. The improvement in funded status reflects the benefit of asset returns of 15% in 2017.
Pension expense totaled $57 million in 2017 compared to $61 million in 2016. The increase in pension expense is primarily due to higher expense for union-administered multi-employer plans. We expect 2018 pension expense to decrease approximately $22 million primarily due to the benefit of favorable asset returns in 2017. Our 2018 pension expense estimates are subject to change based upon the completion of the actuarial analysis for all pension plans. See the “Critical Accounting Estimates — Pension Plans” section for further discussion on pension accounting estimates.
During 2017, we completed a transfer of future retiree benefits in our U.S. defined benefit plan to a third-party annuity company. We paid $71 million in connection with this transfer, which included a $66 million reduction in our projected benefit obligation and an annuity premium. We did not record a gain or loss on this transaction as the cost of all settlements during the year, including this transaction, were less than our combined service and interest costs for the year.
We participate in certain U.S. multi-employer pension (MEP) plans that provide defined benefits to employees covered by collective bargaining agreements. At December 31, 2017, approximately 1,100 employees (approximately 3% of total employees) participated in these MEP plans. The annual net pension cost of the MEP plans is equal to the annual contribution determined in accordance with the provisions of negotiated labor contracts. Our current year MEP plan contributions total approximately $10 million. Pursuant to current U.S. pension laws, if any MEP plans fail to meet certain minimum funding thresholds, we could be required to make additional MEP plan contributions, until the respective labor agreement expires, of up to 10% of current contractual requirements. Several factors could cause MEP plans not to meet these minimum funding thresholds, including unfavorable investment performance, changes in participant demographics, and increased benefits to participants. The plan administrators and trustees of the MEP plans provide us with the annual funding notice as required by law. This notice sets forth the funded status of the plan as of the beginning of the prior year but does not provide any company-specific information.
Employers participating in MEP plans can elect to withdraw from the plans, contingent upon certain requirements, and be subject to a withdrawal obligation based on, among other factors, the MEP plan’s unfunded vested benefits. U.S. pension regulations provide that an employer can fund its withdrawal obligation in a lump sum or over a time period of up to 20 years based on previous contribution rates. During 2017, we recorded estimated pension settlement charges of $5 million related to our exit from a U.S. multi-employer pension plan. These charges were recorded within "Selling, general and administrative expenses" in our Consolidated Statement of Earnings and are included in the Union-administered plans expense. See Note 22, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements for additional information.

Share Repurchase Programs and Cash Dividends
Refer to Note 18, “Share Repurchase Programs,” in the Notes to Consolidated Financial Statements for a discussion on our share repurchase programs.
Cash dividend payments to shareholders of common stock were $96 million in 2017, $91 million in 2016, and $83 million in 2015. During 2017, we increased our annualized dividend rate 5% to $1.84 per share of common stock.

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
Exposure to market risk for changes in interest rates exists for our debt obligations. Our interest rate risk management program objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. A hypothetical 100 basis point change in short-term market interest rates would change annual pre-tax earnings by $13 million. We manage our exposure to interest rate risk primarily through the proportion of fixed-rate and variable-rate debt we hold in the total debt portfolio. From time to time, we also use interest rate swap agreements to manage our fixed-rate and variable-rate exposure and to better match the repricing of debt instruments to that of our portfolio of assets. See Note 16, “Derivatives,” in the Notes to Consolidated Financial Statements for further discussion on interest rate swap agreements.
At December 31, 2017, we had $3.22 billion of fixed-rate debt outstanding (excluding capital leases and U.S. asset- backed securities) with a weighted-average interest rate of 3% and a fair value of $3.26 billion. A hypothetical 10% decrease or increase in the December 31, 2017 market interest rates would impact the fair value of our fixed-rate debt by approximately $28 million at December 31, 2017. Changes in the relative sensitivity of the fair value of our financial instrument portfolio for these theoretical changes in the level of interest rates are primarily driven by changes in our debt maturities, interest rate profile and amount.
At December 31, 2017, we had $1.69 billion of variable-rate debt, including $825 million of fixed-rate debt instruments swapped to LIBOR-based floating-rate debt. Changes in the fair value of the interest rate swaps were offset by changes in the fair value of the debt instruments and no net gain or loss was recognized in earnings. The fair value of our interest rate swap agreements at December 31, 2017 was a net liability of $7 million. The fair value of our variable-rate debt at December 31, 2017 was $1.69 billion. A hypothetical 10% increase in market interest rates would have impacted 2017 pre-tax earnings from continuing operations by approximately $3 million.
We are also subject to interest rate risk with respect to our pension and postretirement benefit obligations, as changes in interest rates will effectively increase or decrease our liabilities associated with these benefit plans, which also results in changes to the amount of pension and postretirement benefit expense recognized each period.
Exposure to market risk for changes in foreign currency exchange rates relates primarily to our foreign operations’ buying, selling and financing in currencies other than local currencies and to the carrying value of net investments in foreign subsidiaries. The majority of our transactions are denominated in U.S. dollars. The principal foreign currency exchange rate risks to which we are exposed include the Canadian dollar, British pound sterling and Mexican peso. We manage our exposure to foreign currency exchange rate risk related to our foreign operations’ buying, selling and financing in currencies other than local currencies by naturally offsetting assets and liabilities not denominated in local currencies to the extent possible. A hypothetical uniform 10% strengthening in the value of the dollar relative to all the currencies in which our transactions are denominated would result in a decrease to pre-tax earnings from continuing operations of approximately $0.1 million. We also use foreign currency option contracts and forward agreements from time to time to hedge foreign currency transactional exposure. We generally do not hedge the foreign currency exposure related to our net investment in foreign subsidiaries, since we have no near-term intent to repatriate funds from such subsidiaries.
Exposure to market risk for fluctuations in fuel prices relates to a small portion of our service contracts for which the cost of fuel is integral to service delivery and the service contract does not have a mechanism to adjust for increases in fuel prices. At December 31, 2017, we also had various fuel purchase arrangements in place to ensure delivery of fuel at market rates in the event of fuel shortages. We are exposed to fluctuations in fuel prices in these arrangements since none of the arrangements fix the price of fuel to be purchased. Increases and decreases in the price of fuel are generally passed on to our customers for which we realize minimal changes in profitability during periods of steady market fuel prices. However, profitability may be positively or negatively impacted by sudden increases or decreases in market fuel prices during a short period of time as customer pricing for fuel services is established based on trailing market fuel costs. We believe the exposure to fuel price fluctuations would not materially impact our results of operations, cash flows or financial position.
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
Depreciation and Residual Value Guarantees. We periodically review and adjust the residual values and useful lives of revenue earning equipment of our FMS business segment as described in Note 1, “Summary of Significant Accounting Policies — Revenue Earning Equipment, Operating Property and Equipment, and Depreciation” in the Notes to Consolidated Financial Statements. Reductions in residual values (i.e., the price at which we ultimately expect to dispose of revenue earning equipment) or useful lives will result in an increase in depreciation expense over the life of the equipment. Based on the mix of revenue earning equipment at December 31, 2017, a 10% decline in expected vehicle residual values would increase depreciation expense in 2018 by approximately $126 million.
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

2018	2017	2016
($40 million)	($4 million)	$35 million
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
Depreciation expense was $1.26 billion, $1.19 billion and $1.12 billion in 2017, 2016 and 2015, respectively. Depreciation expense relates primarily to FMS revenue earning equipment. Depreciation expense increased 6% in 2017, driven by a larger average full service lease fleet and accelerated depreciation on vehicles expected to be made available for sale through June 2019 of $21 million, partially offset by a smaller average commercial rental fleet. Depreciation expense increased 6% in 2016, driven by a larger average full service lease fleet and accelerated depreciation of $10 million. The increase in 2016 was partially offset by $35 million from increases in residual values.

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
As part of our strategy to manage future pension costs and net funded status volatility, we regularly assess our pension investment strategy. Our U.S. pension investment policy and strategy seek to reduce the effects of future volatility on the fair value of our pension assets relative to our pension liabilities by increasing our allocation of high quality, longer-term fixed income securities and reducing our allocation of equity investments as the funded status of the plan improves. The composition of our pension assets was 52% equity securities and alternative assets and 48% debt securities and other investments at December 31, 2017. We continually evaluate our mix of investments between equity and fixed income securities and adjust the composition of our pension assets when appropriate. In 2017, we adjusted our long-term expected rate of return assumption for our primary U.S. plan to 5.40% from 5.85% based on our expected asset mix. The expected rate of return assumption for the fixed income portion of our portfolio mirrors the discount rate in order to align the expected return on fixed income securities with the movement in the pension liability under our strategy.
Accounting guidance applicable to pension plans does not require immediate recognition of the effects of a deviation between these assumptions and actual experience or the revision of an estimate. This approach allows the favorable and unfavorable effects that fall within an acceptable range to be netted and included in “Accumulated other comprehensive loss.” We had a pre-tax accumulated actuarial loss of $878 million and $961 million at the end of 2017 and 2016, respectively. To the extent the amount of cumulative actuarial gains and losses exceed 10% of the greater of the benefit obligation or plan assets, the excess amount is amortized over the average remaining life expectancy of active participants or the remaining life expectancy of inactive participants if all or almost all of a plan’s participants are inactive. The amount of the actuarial loss subject to amortization in 2018 and future years will be $649 million. We expect to recognize approximately $29 million of the net actuarial loss as a component of pension expense in 2018. The effect on years beyond 2018 will depend substantially upon the actual experience of our plans.
Disclosure of the significant assumptions used in arriving at the 2017 net pension expense is presented in Note 22, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements. A sensitivity analysis of 2017 net pension expense to changes in key underlying assumptions for our primary plan, the U.S. pension plan, is presented below.

	Assumed Rate	Change	Impact on 2018 Net Pension Expense	Effect on December 31, 2017 Projected Benefit Obligation
Expected long-term rate of return on assets	5.40%	+/- 0.25	+/- $3.0 million	N/A
Discount rate increase	3.70%	+ 0.25	+ $4.0 million	- $52 million
Discount rate decrease	3.70%	- 0.25	- $4.0 million	+ $52 million

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Self-Insurance Accruals. Self-insurance accruals were $349 million and $337 million as of December 31, 2017 and 2016, respectively. The majority of our self-insurance relates to vehicle liability and workers’ compensation. We use a variety of statistical and actuarial methods that are widely used and accepted in the insurance industry to estimate amounts for claims that have been reported but not paid and claims incurred but not reported. In applying these methods and assessing their results, we consider such factors as frequency and severity of claims, claim development and payment patterns and changes in the nature of our business, among other factors. Such factors are analyzed for each of our business segments. Our estimates may be impacted by such factors as increases in the market price for medical services, unpredictability of the size of jury awards and limitations inherent in the estimation process. During 2017, we recognized a $9 million benefit from the development of estimated prior years’ self-insured loss reserves. For 2016 and 2015, we recognized a charge of $9 million and $4 million, respectively, from the development of estimated prior years’ self-insured loss reserves. Based on self-insurance accruals at December 31, 2017, a 5% adverse change in actuarial claim loss estimates would increase operating expense in 2018 by approximately $16 million.

Goodwill Impairment. We assess goodwill for impairment, as described in Note 1, “Summary of Significant Accounting Policies — Goodwill and Other Intangible Assets,” in the Notes to Consolidated Financial Statements, on an annual basis or more often if deemed necessary. At December 31, 2017, goodwill totaled $396 million. To determine whether goodwill impairment indicators exist, we are required to assess the fair value of the reporting unit and compare it to the carrying value. A reporting unit is a component of an operating segment for which discrete financial information is available and management regularly reviews its operating performance. In evaluating goodwill for impairment, we have the option to first assess qualitative factors to determine whether further impairment testing is necessary.
We have historically performed the annual impairment test as of April 1 for all of our reporting units. However, during the three months ended December 31, 2017, we elected to change our annual impairment assessment date from April 1 to October 1 for all of our reporting units. We believe this change, which represents a change in method of applying an accounting principle, is preferable under our circumstances. The change was made to align the annual goodwill impairment test date with our strategic and business plan time lines and to reduce the risk that an interim impairment triggering event might occur between the annual goodwill impairment test date and the year-end balance sheet date. This change in assessment date required us to perform another impairment review. The following summarized the nature of our reviews:

	December 31, 2017	April 1, 2017		October 1, 2017
Reporting unit:	Goodwill	Quantitative	Qualitative	Quantitative	Qualitative
	(In millions)
FMS North America	$211.7	X			X
FMS Europe	15.1	X		X
DTS	40.8		X		X
SCS U.S.	121.8		X		X
SCS Canada	6.1		X		X
Total	$395.5
For quantitative tests, we estimated the fair value of the reporting units using a discounted cash flow model. The principal assumptions used in the discounted cash flow model were projected operating results, weighted-average cost of capital, and terminal value. Based on our quantitative analysis, we determined the fair value of the reporting units exceeded their carrying values resulting in no impairment to goodwill at both test dates. We estimated the fair value of the FMS Europe reporting unit exceeded its carrying value by approximately 25%. Given this level of excess fair value, in the event the financial performance of FMS Europe does not meet our expectations during 2018, we may be required to perform an interim impairment analysis prior to our next annual test, and based on the outcome of that analysis, could be required to take a non-cash impairment charge. As of October 1, 2017, there was $15 million of goodwill recorded related to FMS Europe.
For qualitative tests, we considered individual factors such as macroeconomic conditions, changes in our industry, and the markets in which we operate, as well as our historical and expected future financial performance. Examples of factors we considered included the results of our most recent impairment tests, declines in our financial performance, a lack of significant changes in our competitive landscape, changes in our stock price as compared to a relatively stable carrying value since our most recent impairment tests and improvements in macroeconomic conditions since our most recent impairment test. After performing the qualitative assessments, we concluded it is more likely than not that fair values are greater than carrying values and no additional testing was performed.
As of December 31, 2017, there have been no events or changes in circumstances that indicate that it is more likely than not that a goodwill impairment has occurred since the October 1, 2017 assessment date.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Income Taxes. Our overall tax position is complex and requires careful analysis by management to estimate the expected realization of income tax assets and liabilities.
Tax regulations require items to be included in the tax return at different times than the items are reflected in the financial statements. As a result, the effective tax rate reflected in the financial statements is different than that reported in the tax return. Some of these differences are permanent, such as expenses that are not deductible on the tax return, and some are timing differences, such as depreciation expense. Timing differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in the tax return in future years, for which we have already recognized the tax benefit in the financial statements. Deferred tax assets were $448 million and $809 million at December 31, 2017 and 2016, respectively. The reduction in deferred tax assets is primarily due to the revaluation required as part of the adoption of tax reform in the fourth quarter of 2017. We recognize a valuation allowance for deferred tax assets to reduce such assets to amounts expected to be realized. At December 31, 2017 and 2016, the deferred tax valuation allowance, principally attributed to foreign tax loss carryforwards in the SCS business segment, was $19 million and $16 million, respectively. In determining the required level of valuation allowance, we consider whether it is more likely than not that all or some portion of deferred tax assets will not be realized. This assessment is based on management’s expectations as to whether sufficient taxable income of an appropriate character will be realized within tax carryback and carryforward periods. Our assessment involves estimates and assumptions about matters that are inherently uncertain, and unanticipated events or circumstances could cause actual results to differ from these estimates. Should we change our estimate of the amount of deferred tax assets that we would be able to realize, an adjustment to the valuation allowance would result in an increase or decrease to the provision for income taxes in the period such a change in estimate was made.
As part of our calculation of the provision for income taxes, we determine whether the benefits of our tax positions are at least more likely than not of being sustained upon audit based on the technical merits of the tax position. We accrue the largest amount of the benefit that has a cumulative probability of greater than 50% of being sustained. These accruals require management to make estimates and judgments with respect to the ultimate outcome of a tax audit. Actual results could vary materially from these estimates. We adjust these reserves, including any impact on the related interest and penalties, in light of changing facts and circumstances, such as the progress of a tax audit.
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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

NON-GAAP AND SEGMENT FINANCIAL MEASURES
Non-GAAP Financial Measures. This Annual Report on Form 10-K includes information extracted from consolidated financial information that is not required by generally accepted accounting principles in the United States of America (GAAP) to be presented in the financial statements. Certain elements of this information are considered “non-GAAP financial measures” as defined by SEC rules. Non-GAAP financial measures should be considered in addition to, but not as a substitute for or superior to, other measures of financial performance or liquidity prepared in accordance with GAAP. Also, our non-GAAP financial measures may not be comparable to financial measures used by other companies. We provide a reconciliation of each of these non-GAAP financial measures to the most comparable GAAP measure in this non-GAAP financial measures section. We also provide the reasons why management believes each non-GAAP financial measure is useful to investors in this section.
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
Adjusted Return on Average Capital (ROC)
Not Applicable. However, the non-GAAP elements of the calculation have been reconciled to the corresponding GAAP measures. A numerical reconciliation of net earnings to adjusted net earnings and average total debt and average shareholder's equity to adjusted average total capital is provided on page 63.

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

Comparable Earnings Measures:
Comparable earnings before income tax (EBT) Comparable Earnings Comparable earnings per diluted common share (EPS)Comparable Earnings Adjusted Return on Average Capital (ROC)
Comparable EBT, comparable earnings and comparable EPS are defined, respectively, as GAAP EBT, earnings and EPS, all from continuing operations, excluding (1) non-operating pension costs and (2) any other significant items that are not representative of our business operations. We believe these comparable earnings measures provide useful information to investors and allow for better year-over-year comparison of operating performance.

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

Other Significant Items: Our comparable earnings measures also exclude other significant items that are not representative of our business operations as detailed in the reconciliation table below page 59. These other significant items vary from period to period and, in some periods, there may be no such significant items.

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

Total Cash Generated: Total cash generated is defined as the sum of (1) net cash provided by operating activities, (2) net cash provided by the sale of revenue earning equipment and (3) net cash provided by the sale of operating property and equipment, (4) collections on direct finance leases and (5) other cash inflows from investing activities. We believe total cash generated is an important measure of total cash flows generated from our ongoing business activities.

Free Cash Flow: We refer to the net amount of cash generated from operating activities and investing activities (excluding changes in restricted cash and acquisitions) from continuing operations as “free cash flow”. We calculate free cash flow as the sum of (1) net cash provided by operating activities, (2) net cash provided by the sale of revenue earning equipment and (3) net cash provided by the sale of operating property and equipment, (4) collections on direct finance leases and (5) other cash inflows from investing activities, less (6) purchases of property and revenue earning equipment. We believe free cash flow provides investors with an important perspective on the cash available for debt service and for shareholders, after making capital investments required to support ongoing business operations. Our calculation of free cash flow may be different from the calculation used by other companies and, therefore, comparability may be limited.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

The following table provides a reconciliation of GAAP earnings before taxes (EBT), earnings, and earnings per diluted share (EPS) from continuing operations to comparable EBT, comparable earnings and comparable EPS from continuing operations for the years ended December 31, 2017, 2016, 2015, 2014 and 2013. Certain items included in EBT, earnings and diluted EPS from continuing operations have been excluded from our comparable EBT, comparable earnings and comparable diluted EPS measures. The following table lists a summary of these items, which are discussed in more detail throughout our MD&A and within the Notes to Consolidated Condensed Financial Statements:

	Continuing Operations
	2017	2016	2015	2014	2013
	(Dollars in thousands, except per share amounts)
EBT	$313,786	406,381	469,215	338,267	369,015
Non-operating pension costs	27,741	29,943	17,797	5,521	22,236
Tax reform related adjustments, net (1)	23,278	—	—	—	—
Restructuring charges and fees, net (2)	21,405	5,074	18,068	2,787	(469)
Pension lump sum settlement expense	—	—	—	97,231	—
Pension-related adjustments (3)	5,454	7,650	(509)	12,564	2,820
Operating tax adjustment (1)	2,205	—	—	—	—
Gain on sale of property (1)	(24,122)	—	—	—	—
Acquisition-related tax adjustment	—	—	—	1,808	—
Acquisition transaction costs	—	—	—	566	—
Superstorm Sandy vehicle-related recoveries	—	—	—	—	(600)
Foreign currency translation benefit	—	—	—	—	(1,904)
Comparable EBT	$369,747	449,048	504,571	458,744	391,098

Earnings	$791,015	264,640	305,989	220,225	243,275
Non-operating pension costs	16,034	17,518	10,136	2,822	13,046
Tax reform related adjustments, net (1), (4)	(571,666)	—	—	—	—
Restructuring charges and fees, net (2)	13,371	3,513	12,782	1,800	(360)
Pension lump sum settlement expense	—	—	—	61,333	—
Pension-related adjustments (3)	3,303	4,817	(309)	7,623	1,711
Operating tax adjustment (1)	1,677	—	—	—	—
Gain on sale of property (1)	(14,769)	—	—	—	—
Acquisition-related tax adjustment	—	—	—	1,808	—
Acquisition transaction costs	—	—	—	444	—
Tax law changes (4)	1,844	—	(2,113)	(1,776)	—
Superstorm Sandy vehicle-related recoveries	—	—	—	—	(374)
Foreign currency translation benefit	—	—	—	—	(1,904)
Comparable Earnings(5)	$240,809	290,488	326,485	294,279	255,394

Diluted EPS	$14.87	4.94	5.73	4.14	4.63
Non-operating pension costs	0.31	0.33	0.19	0.05	0.25
Tax reform related adjustments, net (1), (4)	(10.75)	—	—	—	—
Restructuring charges and fees, net (2)	0.25	0.06	0.23	0.03	(0.01)
Pension lump sum settlement expense	—	—	—	1.16	—
Pension-related adjustments (3)	0.06	0.09	(0.01)	0.14	0.03
Operating tax adjustment (1)	0.03	—	—	—	—
Gain on sale of property (1)	(0.27)	—	—	—	—
Acquisition-related tax adjustment	—	—	—	0.03	—
Acquisition transaction costs	—	—	—	0.01	—
Tax law changes (4)	0.03	—	(0.04)	(0.03)	—
Superstorm Sandy vehicle-related recoveries	—	—	—	—	(0.01)
Foreign currency translation benefit	—	—	—	—	(0.04)
Comparable EPS (5)	$4.53	5.42	6.10	5.53	4.85

____________________

(1)	Refer to Note 24, “Other Items Impacting Comparability,” in the Notes to Consolidated Financial Statements for further discussion.

(2)	Refer to Note 4, “Restructuring Charges and Fees, Net,” in the Notes to Consolidated Financial Statements for additional information.

(3)	Refer to Note 22, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements for further discussion

(4)	Refer to Note 13, “Income Taxes,” in the Notes to Consolidated Financial Statements for further discussion.

(5)	Refer to page 60 for information on the tax impact on our comparable earnings measures.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

The following table provides a reconciliation of GAAP earnings before taxes (EBT), earnings, and earnings per diluted share (EPS) from continuing operations to comparable EBT, comparable earnings and comparable EPS from continuing operations.

Certain items included in EBT, earnings and diluted EPS from continuing operations in the three and twelve months ended December 31, 2017 and 2016, respectively, included certain items we do not consider indicative of our business operations and have been excluded from our comparable EBT, comparable earnings and comparable diluted EPS measures. The following table lists a summary of these items, which are discussed in more detail throughout our MD&A and within the Notes to Consolidated Financial Statements. EPS amounts may not be additive due to rounding.

	Continuing Operations
	EBT		Earnings		Diluted EPS
	2017	2016	2017	2016	2017	2016
	(Dollars in thousands except per share amounts)
Three months ended December 31
EBT/Earnings/EPS (1)	$78,795	69,196	$642,480	49,275	$12.10	0.92
Non-operating pension costs (2)	6,865	7,895	3,969	4,647	0.07	0.09
Restructuring charges and fees, net (3)	19,724	5,074	12,716	3,513	0.24	0.06
Tax reform related adjustments, net (4)	23,278	—	(571,666)	—	(10.77)	—
Gain on sale of property	(24,122)	—	(14,769)	—	(0.27)	—
Comparable	$104,540	82,165	$72,730	57,435	$1.37	1.07
_________________

(1)	2017 amounts reflect tax benefit as a result of the 2017 Tax Cuts and Jobs Act. Refer to Note 13 , "Income Taxes ," in the Notes to Consolidated Financial Statements for additional information.

(2)	Includes the amortization of actuarial loss, interest cost and expected return on plan assets components of pension and post-retirement costs, which are tied to financial market performance.

(3)	Refer to Note 4, "Restructuring Charges and Fees, Net,” in the Notes to Consolidated Financial Statements for additional information.

(4)	Refer to the table below for the information on the tax impact on our comparable earnings measures.

The following table provides a reconciliation of the provision for income taxes to the comparable provision for income taxes:

	Three months ended December 31,		Twelve months ended December 31,
	2017	2016	2017	2016	2015	2014	2013
	(In thousands)
Provision for income taxes (1), (2)	$563,685	(19,921)	$477,229	(141,741)	(163,226)	(118,042)	(125,740)
Income tax effects of non-GAAP adjustments (1)	(551)	(4,809)	(11,223)	(16,819)	(14,860)	(46,423)	(9,964)
Tax reform related adjustments, net (1), (2)	(594,944)	—	(594,944)	—	—	—	—
Comparable provision for income taxes (1)	$(31,810)	(24,730)	$(128,938)	(158,560)	(178,086)	(164,465)	(135,704)
_________________

(1)
The comparable provision for income taxes is computed using the same methodology as the GAAP provision of income taxes. Income tax effects of non-GAAP adjustments are calculated based on statutory tax rates of the jurisdictions to which the non-GAAP adjustments related.

(2)	2017 amounts reflect tax benefit as a result of the 2017 Tax Cuts and Jobs Act. Refer to Note 13 , "Income Taxes ," in the Notes to Consolidated Financial Statements for additional information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

The following table provides a numerical reconciliation of net cash provided by operating activities to total cash generated and to free cash flow for the years ended December 31, 2017, 2016, 2015, 2014 and 2013:

	2017	2016	2015	2014	2013
	(In thousands)
Net cash provided by operating activities	$1,547,986	1,601,022	1,441,788	1,382,818	1,251,811
Sales of revenue earning equipment (1)	376,743	414,249	423,605	493,477	445,589
Sales of operating property and equipment (1)	52,257	7,051	3,891	3,486	6,782
Collections on direct finance leases (1)	73,172	76,510	70,980	65,517	70,677
Other, net (1)	—	—	—	(1,250)	8,173
Total cash generated	2,050,158	2,098,832	1,940,264	1,944,048	1,783,032
Purchases of property and revenue earning equipment	(1,860,436)	(1,905,157)	(2,667,978)	(2,259,164)	(2,122,628)
Free cash flow	$189,722	193,675	(727,714)	(315,116)	(339,596)

Memo:
Net cash (used in) provided by financing activities	$(155,115)	(185,922)	731,485	311,650	347,070
Net cash used in investing activities	$(1,366,340)	(1,405,833)	(2,161,355)	(1,704,510)	(1,603,818)
_________________

(1)	Included in cash flows from investing activities.

The following table provides a numerical reconciliation of total revenue to operating revenue for the years ended December 31, 2017, 2016, 2015, 2014 and 2013:

	2017	2016	2015	2014	2013
	(In thousands)
Total revenue	$7,329,599	6,786,984	6,571,893	6,638,285	6,419,285
Fuel	(710,305)	(628,525)	(722,734)	(1,049,646)	(1,098,843)
Subcontracted transportation	(578,914)	(367,562)	(288,082)	(336,422)	(354,624)
Operating revenue	$6,040,380	5,790,897	5,561,077	5,252,217	4,965,818

The following table provides a numerical reconciliation of total revenue to operating revenue for the three months ended December 31, 2017 and 2016:

	Three months ended December 31,
	2017	2016
	(In thousands)
Total revenue	$1,939,693	1,729,150
Fuel	(190,326)	(164,349)
Subcontracted transportation	(162,755)	(97,923)
Operating revenue	$1,586,612	1,466,878

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

The following table provides a reconciliation of FMS total revenue to FMS operating revenue, for the three months ended December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015:

	Three months ended December 31,		Twelve months ended December 31,
	2017	2016	2017	2016	2015
	(Dollars in thousands)
FMS total revenue	$1,241,724	1,151,742	$4,733,571	4,556,194	4,545,692
Fuel (1)	(184,754)	(159,468)	(689,809)	(608,454)	(699,646)
FMS operating revenue	$1,056,970	992,274	$4,043,762	3,947,740	3,846,046

FMS EBT	$91,747	64,275	$312,720	370,829	461,314
FMS EBT as a % of FMS total revenue	7.4%	5.6%	6.6%	8.1%	10.1%
FMS EBT as a % of FMS operating revenue	8.7%	6.5%	7.7%	9.4%	12.0%
————————————

(1)	Includes intercompany fuel sales from FMS to DTS and SCS.

The following table provides a reconciliation of DTS total revenue to DTS operating revenue, for the three months ended December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015:

	Three months ended December 31,		Twelve months ended December 31,
	2017	2016	2017	2016	2015
	(Dollars in thousands)
DTS total revenue	$284,422	256,870	$1,096,042	1,020,895	895,538
Subcontracted transportation	(55,289)	(36,606)	(192,122)	(143,502)	(61,202)
Fuel	(30,884)	(27,158)	(114,626)	(103,074)	(119,883)
DTS operating revenue	$198,249	193,106	$789,294	774,319	714,453

DTS EBT	$15,436	15,271	$55,328	63,571	45,575
DTS EBT as a % of DTS total revenue	5.4%	5.9%	5.0%	6.2%	5.1%
DTS EBT as a % of DTS operating revenue	7.8%	7.9%	7.0%	8.2%	6.4%

The following table provides a reconciliation of SCS total revenue to SCS operating revenue for the three months ended December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015:

	Three months ended December 31,		Twelve months ended December 31,
	2017	2016	2017	2016	2015
	(Dollars in thousands)
SCS total revenue	$540,023	430,185	$1,969,500	1,637,850	1,547,763
Subcontracted transportation	(107,466)	(61,317)	(386,792)	(224,060)	(226,880)
Fuel	(21,908)	(16,218)	(75,160)	(61,713)	(64,574)
SCS operating revenue	$410,649	352,650	$1,507,548	1,352,077	1,256,309

SCS EBT	$27,743	26,427	$103,102	105,532	93,575
SCS EBT as a % of SCS total revenue	5.1%	6.1%	5.2%	6.4%	6.0%
SCS EBT as a % of SCS operating revenue	6.8%	7.5%	6.8%	7.8%	7.4%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

The following table provides numerical reconciliations of net earnings to adjusted net earnings and average total debt and average shareholders' equity to adjusted average total capital and of the non-GAAP elements used to calculate the adjusted return on average capital to the corresponding GAAP measures for the years ended December 31, 2017, 2016, 2015, 2014 and 2013:

	2017	2016	2015	2014	2013
	(Dollars in thousands)
Net earnings (1)	$790,558	262,477	304,768	218,341	237,871
Restructuring and other charges (recoveries), net and other items (2)	28,221	12,585	17,559	114,956	(154)
Income taxes	(476,707)	141,623	163,649	118,120	125,693
Adjusted earnings before income taxes	342,072	416,685	485,976	451,417	363,410
Adjusted interest expense (3)	140,584	148,043	150,640	144,991	140,738
Adjusted income taxes (4)	(166,773)	(198,248)	(224,033)	(213,738)	(177,308)
Adjusted net earnings for adjusted return on average capital [A]	$315,883	366,480	412,583	382,670	326,840

Average total debt	$5,360,257	5,549,458	5,177,012	4,653,476	4,015,178
Average off-balance sheet debt	1,758	1,472	1,467	1,919	961
Average shareholders’ equity	2,201,219	2,052,371	1,894,917	1,925,824	1,593,942
Average adjustments to shareholders’ equity (5)	(69,443)	1,728	10,843	7,758	(2,088)
Adjusted average total capital [B]	$7,493,791	7,605,029	7,084,239	6,588,977	5,607,993
Adjusted return on average capital [A]/[B]	4.2%	4.8%	5.8%	5.8%	5.8%
________________

(1)	2017 amounts reflect tax benefit as a result of the 2017 Tax Cuts and Jobs Act. Refer to Note 13 , "Income Taxes ," in the Notes to Consolidated Financial Statements for additional information.

(2)
For 2017, 2016 and 2015, see Note 4, “Restructuring Charges and Fees, Net” and Note 24, “Other Items Impacting Comparability,” in the Notes to Consolidated Financial Statements; 2014 includes $97 million related to a pension lump sum settlement expense for unrecognized actuarial losses as a result of the partial settlement of our pension plan liability.

(3)	Represents reported interest expense plus imputed interest on off-balance sheet obligations.

(4)	Represents provision for income taxes plus income taxes on restructuring and other items and adjusted interest expense.

(5)	Represents the impact to equity of items to arrive at comparable earnings.

The following table provides a numerical reconciliation of forecasted earnings per diluted common share from continuing operations to forecasted comparable earnings per diluted common share from continuing operations for 2018:

2018
EPS from continuing operations forecast	$5.34 - 5.64
Non-operating pension costs	0.06
Comparable EPS from continuing operations forecast	$5.40 - 5.70

The following table provides a numerical reconciliation of total revenue to operating revenue for 2018:

2018
(In thousands)
Total revenue	$7,800,000
Fuel	(700,000)
Subcontracted transportation	(600,000)
Operating revenue	$6,500,000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Segment Financial Measures.
The following table reconciles FMS segment revenue to revenue from external customers for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
	(In thousands)
ChoiceLease revenue	$2,688,717	2,573,638	2,406,711
Commercial rental revenue	813,539	846,331	940,045
ChoiceLease and commercial rental revenue	3,502,256	3,419,969	3,346,756
Intercompany revenue	(264,571)	(249,017)	(225,203)
ChoiceLease and commercial rental revenue from external customers	$3,237,685	3,170,952	3,121,553

FMS services revenue	$541,506	527,771	499,290
Intercompany revenue	(35,634)	(34,222)	(30,528)
FMS services revenue from external customers	$505,872	493,549	468,762

FMS fuel services revenue	$689,809	608,454	699,646
Intercompany revenue	(169,309)	(144,716)	(161,369)
FMS fuel services revenue from external customers	$520,500	463,738	538,277

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Forward-looking statements (within the meaning of the Federal Private Securities Litigation Reform Act of 1995) are statements that relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends concerning matters that are not historical facts. These statements are often preceded by or include the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “could,” “should” or similar expressions. This Annual Report contains forward-looking statements including, but not limited to, statements regarding:

•
our expectations as to anticipated revenue and earnings growth specifically, total revenue, operating revenue and product line revenues, used vehicle sales, demand, pricing, inventory and volumes, contract revenues, ChoiceLease growth, SelectCare growth, commercial rental pricing and demand, and actual and planned new sales activity in lease, DTS and SCS;

•	our expectations relating to further deterioration in the used vehicle sales market and residual values of used vehicles;

•	the size and impact of strategic investments;

•	our expected cost savings from workforce reductions and restructuring actions;

•	the continuing benefits of our maintenance initiatives and a newer fleet;

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

•	impact of losses from conditional obligations arising from guarantees;

•	number of NLE and used vehicles in inventory and the appropriate size of our commercial rental fleet given commercial rental market expectations;

•	estimates of cash flows from operations, free cash flow and capital expenditures for 2018;

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

•	anticipated impact of exchange rate fluctuations;

•	the anticipated impact of fuel price fluctuations on our operations, cash flows and financial position;

•	our expectations as to future pension expense and contributions, as well as the continued effect of the freeze of our pension plans on our benefit funding requirements;

•	the anticipated deferral of tax gains on disposal of eligible revenue earning equipment under our vehicle like-kind exchange program;

•	our expectations relating to withdrawal liabilities and funding levels of multi-employer plans;

•	the status of our unrecognized tax benefits related to the U.S. federal, state and foreign tax positions;

•	our expectations regarding the completion and ultimate outcome of certain tax audits;

•	the ultimate disposition of legal proceedings and estimated environmental liabilities;

•	our expectations relating to compliance with new regulatory requirements;

•	our expectations regarding the effects of the adoption of recent accounting pronouncements; and

•	the impact of tax reform legislation.
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
Management assessed the effectiveness of Ryder’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control — Integrated Framework (2013).” Based on our assessment and those criteria, management determined that Ryder maintained effective internal control over financial reporting as of December 31, 2017.
Ryder’s independent registered certified public accounting firm has audited the effectiveness of Ryder’s internal control over financial reporting. Their report appears on the subsequent page.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of Ryder System, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Ryder System, Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of earnings, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
____________________________________________________________________
PricewaterhouseCoopers LLP
Certified Public Accountants
Miami, Florida
February 16, 2018

We have served as the Company’s auditor since 2006.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Years ended December 31,
	2017	2016	2015
	(In thousands, except per share amounts)
Lease and rental revenues	$3,237,685	3,170,952	3,121,553
Services revenue	3,571,414	3,152,294	2,912,063
Fuel services revenue	520,500	463,738	538,277
Total revenues	7,329,599	6,786,984	6,571,893

Cost of lease and rental	2,355,043	2,234,284	2,153,450
Cost of services	3,003,348	2,602,978	2,413,156
Cost of fuel services	507,440	448,306	519,843
Other operating expenses	115,507	113,461	117,082
Selling, general and administrative expenses	871,983	805,104	822,857
Non-operating pension costs	27,741	37,593	17,797
Used vehicle sales, net	17,241	(972)	(99,853)
Interest expense	140,350	147,843	150,434
Miscellaneous income, net	(44,245)	(13,068)	(10,156)
Restructuring charges and fees, net	21,405	5,074	18,068
	7,015,813	6,380,603	6,102,678

Earnings from continuing operations before income taxes	313,786	406,381	469,215
(Benefit from) provision for income taxes	(477,229)	141,741	163,226
Earnings from continuing operations	791,015	264,640	305,989
Loss from discontinued operations, net of tax	(457)	(2,163)	(1,221)
Net earnings	$790,558	262,477	304,768

Earnings (loss) per common share — Basic
Continuing operations	$14.98	4.98	5.78
Discontinued operations	(0.01)	(0.04)	(0.02)
Net earnings	$14.97	4.94	5.75
Earnings (loss) per common share — Diluted
Continuing operations	$14.87	4.94	5.73
Discontinued operations	(0.01)	(0.04)	(0.02)
Net earnings	$14.87	4.90	5.71

See accompanying notes to consolidated financial statements.

Note: EPS amounts may not be additive due to rounding.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
	2017	2016	2015
	(In thousands)
Net earnings	$790,558	262,477	304,768

Other comprehensive income (loss):

Changes in cumulative translation adjustment and other	66,172	(70,590)	(99,933)

Amortization of pension and postretirement items	31,520	29,493	27,731
Income tax expense related to amortization of pension and postretirement items	(11,034)	(10,452)	(9,637)
Amortization of pension and postretirement items, net of tax	20,486	19,041	18,094

Change in net actuarial loss and prior service credit	49,680	(98,092)	(23,979)
Income tax (expense) benefit related to change in net actuarial loss and prior service credit	(9,807)	28,344	13,353
Change in net actuarial loss and prior service credit, net of taxes	39,873	(69,748)	(10,626)

Other comprehensive income (loss), net of taxes	126,531	(121,297)	(92,465)

Comprehensive income	$917,089	141,180	212,303
See accompanying notes to consolidated financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
	(Dollars in thousands, except share amounts)
Assets:
Current assets:
Cash and cash equivalents	$78,348	58,801
Receivables, net	1,010,908	831,947
Inventories	73,543	69,529
Prepaid expenses and other current assets	159,483	141,280
Total current assets	1,322,282	1,101,557
Revenue earning equipment, net	8,355,262	8,147,722
Operating property and equipment, net	776,704	745,870
Goodwill	395,504	386,772
Intangible assets	42,930	48,249
Direct financing leases and other assets	559,549	472,284
Total assets	$11,452,231	10,902,454

Liabilities and shareholders’ equity:
Current liabilities:
Short-term debt and current portion of long-term debt	$826,069	791,410
Accounts payable	599,303	445,470
Accrued expenses and other current liabilities	587,406	507,189
Total current liabilities	2,012,778	1,744,069
Long-term debt	4,583,582	4,599,864
Other non-current liabilities	812,089	817,565
Deferred income taxes	1,208,766	1,688,681
Total liabilities	8,617,215	8,850,179

Shareholders’ equity:
Preferred stock, no par value per share — authorized, 3,800,917; none outstanding, December 31, 2017 or 2016	—	—
Common stock, $0.50 par value per share — authorized, 400,000,000; outstanding, December 31, 2017 — 52,955,314; December 31, 2016 — 53,463,118	26,478	26,732
Additional paid-in capital	1,051,017	1,032,549
Retained earnings	2,465,022	1,827,026
Accumulated other comprehensive loss	(707,501)	(834,032)
Total shareholders’ equity	2,835,016	2,052,275
Total liabilities and shareholders’ equity	$11,452,231	10,902,454
See accompanying notes to consolidated financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2017	2016	2015
	(In thousands)

Net earnings	$790,558	262,477	304,768
Less: Loss from discontinued operations, net of tax	(457)	(2,163)	(1,221)
Earnings from continuing operations	791,015	264,640	305,989
Depreciation expense	1,255,175	1,187,050	1,121,966
Used vehicle sales, net	17,241	(972)	(99,853)
Amortization expense and other non-cash charges, net	12,114	30,667	52,965
Non-operating pension costs and share-based compensation expense	46,708	56,257	38,978
Deferred income tax (benefit) expense	(499,783)	124,886	154,042
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(173,840)	(51,754)	(40,323)
Inventories	(3,296)	(5,906)	1,448
Prepaid expenses and other assets	(38,878)	(14,211)	(292)
Accounts payable	66,149	94,320	(74,381)
Accrued expenses and other non-current liabilities	75,381	(83,955)	(18,751)
Net cash provided by operating activities from continuing operations	1,547,986	1,601,022	1,441,788

Cash flows from financing activities from continuing operations:
Net change in commercial paper borrowings and revolving credit facilities	89,519	(77,798)	323,359
Debt proceeds	873,302	674,928	1,283,223
Debt repaid	(962,577)	(669,047)	(798,311)
Dividends on common stock	(95,813)	(91,043)	(83,201)
Common stock issued	20,508	18,087	23,635
Common stock repurchased	(78,316)	(37,274)	(6,141)
Debt issuance costs and other items	(1,738)	(3,775)	(11,079)
Net cash (used in) provided by financing activities from continuing operations	(155,115)	(185,922)	731,485

Cash flows from investing activities from continuing operations:
Purchases of property and revenue earning equipment	(1,860,436)	(1,905,157)	(2,667,978)
Sales of revenue earning equipment	376,743	414,249	423,605
Sales of operating property and equipment	52,257	7,051	3,891
Acquisitions	(7,240)	—	—
Collections on direct finance leases and other items	73,172	76,510	70,980
Changes in restricted cash	(836)	1,514	8,147
Net cash used in investing activities from continuing operations	(1,366,340)	(1,405,833)	(2,161,355)

Effect of exchange rates on cash	(5,539)	(9,482)	37
Increase (decrease) in cash and cash equivalents from continuing operations	20,992	(215)	11,955
Decrease in cash and cash equivalents from discontinued operations	(1,445)	(1,929)	(1,102)
Increase (decrease) increase in cash and cash equivalents	19,547	(2,144)	10,853
Cash and cash equivalents at January 1	58,801	60,945	50,092
Cash and cash equivalents at December 31	$78,348	58,801	60,945
See accompanying notes to consolidated financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Amount	Shares	Par				Total
	(Dollars in thousands, except share amounts)
Balance at January 1, 2015	$—	53,039,688	$26,520	962,328	1,450,509	(620,270)	1,819,087
Comprehensive income	—	—	—	—	304,768	(92,465)	212,303
Common stock dividends declared and paid—$1.56 per share	—	—	—	—	(83,306)	—	(83,306)
Common stock issued under employee stock option and stock purchase plans (1)	—	519,271	260	23,292	—	—	23,552
Benefit plan stock purchases (2)	—	751	—	83	—	—	83
Common stock repurchases	—	(69,107)	(35)	(1,215)	(4,891)	—	(6,141)
Share-based compensation	—	—	—	21,181	—	—	21,181
Tax benefits from share-based compensation	—	—	—	352	—	—	352
Balance at December 31, 2015	—	53,490,603	26,745	1,006,021	1,667,080	(712,735)	1,987,111
Comprehensive income	—	—	—	—	262,477	(121,297)	141,180
Common stock dividends declared and paid—$1.70 per share	—	—	—	—	(91,100)	—	(91,100)
Common stock issued under employee stock option and stock purchase plans (1)	—	507,104	254	17,752	—	—	18,006
Benefit plan stock sales (2)	—	1,709	1	80	—	—	81
Common stock repurchases	—	(536,298)	(268)	(9,968)	(27,038)	—	(37,274)
Share-based compensation	—	—	—	18,664	—	—	18,664
Adoption of new accounting standard	—	—	—	—	15,607		15,607
Balance at December 31, 2016	—	53,463,118	26,732	1,032,549	1,827,026	(834,032)	2,052,275
Comprehensive income	—	—	—	—	790,558	126,531	917,089
Common stock dividends declared and paid—$1.80 per share	—	—	—	—	(95,507)	—	(95,507)
Common stock issued under employee stock option and stock purchase plans (1)	—	578,847	289	20,200	—	—	20,489
Benefit plan stock sales (2)	—	250	—	19	—	—	19
Common stock repurchases	—	(1,086,901)	(543)	(20,718)	(57,055)	—	(78,316)
Share-based compensation	—	—	—	18,967	—	—	18,967
Balance at December 31, 2017	$—	52,955,314	$26,478	1,051,017	2,465,022	(707,501)	2,835,016
__________________

(1)	Net of common shares delivered as payment for the exercise price or to satisfy the holders’ withholding tax liability upon exercise of options.

(2)	Represents open-market transactions of common shares by the trustee of Ryder’s deferred compensation plans.
See accompanying notes to consolidated financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Consolidation and Presentation
The consolidated financial statements include the accounts of Ryder System, Inc. (Ryder) and all entities in which Ryder has a controlling voting interest (“subsidiaries”) and variable interest entities (“VIEs”) where Ryder is determined to be the primary beneficiary. Ryder is deemed to be the primary beneficiary if we have the power to direct the activities that most significantly impact the entity’s economic performance and we share in the significant risks and rewards of the entity. All significant intercompany accounts and transactions have been eliminated in consolidation. Prior year amounts related to consulting fees associated with cost-savings programs have been reclassified to conform to the current period presentation.
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
Lease and rental
Lease and rental includes ChoiceLease and commercial rental revenues from our FMS business segment. We offer a full service lease as well as a lease with more flexible maintenance options under our ChoiceLease product line which are marketed, priced and managed as bundled lease arrangements, and include equipment, service and financing components. We do not offer a stand-alone unbundled finance lease of vehicles. For these reasons, both the lease and service components of our leases are included within lease and rental revenues.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our ChoiceLease arrangements include lease deliverables such as the lease of a vehicle and the executory agreement for the maintenance, insurance, taxes and other services related to the leased vehicles during the lease term. Arrangement consideration is allocated between lease deliverables and non-lease deliverables based on management’s best estimate of the relative fair value of each deliverable. The arrangement consideration allocated to lease deliverables is accounted for pursuant to accounting guidance on leases. Our ChoiceLease arrangements provide for a fixed charge billing and a variable charge billing based on mileage or time usage. Fixed charges are typically billed at the beginning of the month for the services to be provided that month. Variable charges are typically billed a month in arrears. Costs associated with the activities performed under our leasing arrangements are primarily comprised of labor, parts, outside work, depreciation, licenses, insurance, operating taxes and vehicle financing. These costs are expensed as incurred except for depreciation. Refer to “Summary of Significant Accounting Policies – Revenue Earning Equipment, Operating Property and Equipment, and Depreciation” for information regarding our depreciation policies. Non-chargeable maintenance costs have been allocated and reflected within “Cost of lease and rental” based on the maintenance-related labor costs relative to all product lines.
Revenue from ChoiceLease and rental agreements is recognized based on the classification of the arrangement, typically as either an operating or direct financing lease (DFL).

•
The majority of our leases and all of our rental arrangements are classified as operating leases and, therefore, we recognize lease and commercial rental revenue on a straight-line basis as it becomes receivable over the term of the lease or rental arrangement. Lease and rental agreements do not usually provide for scheduled rent increases or escalations. However, most lease agreements allow for rate changes based upon changes in the Consumer Price Index (CPI). ChoiceLease and rental agreements also provide for vehicle usage charges based on a time charge and/or a fixed per-mile charge. The fixed time charge, the fixed per-mile charge and the changes in rates attributed to changes in the CPI are considered contingent rentals and are not considered fixed or determinable until the effect of CPI changes is implemented or the equipment usage occurs.

•
The non-lease deliverables of our ChoiceLease arrangements are comprised of access to substitute vehicles, emergency road service, and safety services. These services are available to our customers throughout the lease term. Accordingly, revenue is recognized on a straight-line basis over the lease term.

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

Services
Services include SelectCare and other revenues from our FMS business segment and all DTS and SCS revenues.
Under our SelectCare arrangements, we provide maintenance and repairs required to keep a vehicle in good operating condition, schedule preventive maintenance inspections and provide access to emergency road service and substitute vehicles. The vast majority of our services are routine services performed on a recurring basis throughout the term of the arrangement. From time to time, we provide non-routine major repair services in order to place a vehicle back in service. Revenue from SelectCare contracts is recognized on a straight-line basis as maintenance services are rendered over the terms of the related arrangements.
Through our SelectCare product line, we provide maintenance services to customers who do not choose to lease vehicles from us. SelectCare maintenance arrangements are generally cancelable, without penalty, after one year with 60 days prior written notice. Our maintenance service arrangement provides for a monthly fixed charge and a monthly variable charge based on mileage or time usage. Fixed charges are typically billed at the beginning of the month for the services to be provided that month. Variable charges are typically billed a month in arrears. Most maintenance agreements allow for rate changes based upon changes in the CPI. The fixed per-mile charge and the changes in rates attributed to changes in the CPI are recognized as earned. Costs associated with the activities performed under our maintenance arrangements are primarily comprised of labor, parts and outside work. These costs are expensed as incurred. Non-chargeable maintenance costs have been allocated and reflected within “Cost of services” based on the proportionate maintenance-related labor costs relative to all product lines.

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
Inventories
Inventories, which consist primarily of fuel, tires and vehicle parts, are valued using the lower of cost and net realizable value.

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
Goodwill and other intangible assets with indefinite useful lives are not amortized, but rather, are tested for impairment at least annually. We have historically performed the annual impairment test as of April 1 for all of our reporting units. During the three months ended December 31, 2017, we elected to change our annual impairment assessment date from April 1 to October 1 for all of our reporting units. We believe this change, which represents a change in method of applying an accounting principle, is preferable under our circumstances. The change was made to align the annual goodwill impairment test date with our strategic and business plan time lines and to reduce the risk that an interim impairment triggering event might occur between the annual goodwill impairment test date and the year-end balance sheet date.
In evaluating goodwill for impairment, we have the option to first assess qualitative factors to determine whether further impairment testing is necessary. Among other relevant events and circumstances that affect the fair value of reporting units, we consider individual factors such as macroeconomic conditions, changes in our industry and the markets in which we operate, as well as our reporting units' historical and expected future financial performance. Prior to January 1, 2017, if we concluded that it is more likely than not that a reporting unit's fair value is less than its carrying value, recoverability of goodwill was evaluated using a two-step process. The first step involved a comparison of the fair value of each of our reporting units with its carrying amount. If a reporting unit’s carrying amount exceeded its fair value, the second step was performed. The second step involved a comparison of the implied fair value and carrying value of that reporting unit’s goodwill. To the extent that a reporting unit’s carrying amount exceeded the implied fair value of its goodwill, an impairment loss was recognized.
Effective January 1, 2017, we prospectively adopted the provisions of ASU 2017-04, Simplifying the Test for Goodwill Impairment (Topic 350), which eliminates the second step of the goodwill impairment test. Therefore, for goodwill impairment tests occurring after January 1, 2017, if the carrying value of a reporting unit exceeds its fair value, we will measure any goodwill impairment losses as the amount by which the carrying amount of a reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit.
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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Income Taxes
Our provision for income taxes is based on reported earnings before income taxes. Deferred taxes are recognized for the future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, using tax rates in effect for the years in which the differences are expected to reverse.
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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Interest and penalties related to income tax exposures are recognized as incurred and included in “(Benefits from) provision for income taxes” in our Consolidated Statements of Earnings. Accruals for income tax exposures, including penalties and interest, expected to be settled within the next year are included in “Accrued expenses and other current liabilities” with the remainder included in “Other non-current liabilities” in our Consolidated Balance Sheets. The federal benefit from state income tax exposures is included in “Deferred income taxes” in our Consolidated Balance Sheets.

Severance and Contract Termination Costs
We recognize liabilities for severance and contract termination costs based upon the nature of the cost to be incurred. For involuntary separation plans that are completed within the guidelines of our written involuntary separation plan, we recognize the liability when it is probable and reasonably estimable. For one-time termination benefits, such as additional severance pay or benefit payouts, and other exit costs, such as contract termination costs, the liability is measured and recognized initially at fair value in the period in which the liability is incurred, with subsequent changes to the liability recognized as adjustments in the period of change. Severance related to position eliminations that are part of a restructuring plan is included in "Restructuring charges and fees, net” in the Consolidated Statements of Earnings. Severance costs that are not part of a restructuring plan are recognized in the period incurred as a direct cost of revenue or within “Selling, general and administrative expenses,” in the Consolidated Statements of Earnings depending upon the nature of the eliminated position.

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Share-Based Compensation
The fair value of stock option awards and nonvested stock awards other than restricted stock units (RSUs), is expensed on a straight-line basis over the vesting period of the awards. RSUs are expensed in the year they are granted. Windfall tax benefits and tax shortfalls are charged directly to income tax expense.
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
Diluted earnings per common share reflect the dilutive effect of potential common shares from stock options and other nonparticipating nonvested stock. The dilutive effect of stock options is computed using the treasury stock method, which assumes any proceeds that could be obtained upon the exercise of stock options would be used to purchase common shares at the average market price for the period. The assumed proceeds include the purchase price the grantee pays and the unrecognized compensation expense at the end of each period.

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
Pension and postretirement benefit expense includes service cost, interest cost, expected return on plan assets (if funded). Pension costs include amortization of net prior service costs loss and net actuarial loss. Postretirement costs include amortization of net prior service credit and net actuarial gain. Service cost represents the actuarial present value of participant benefits earned in the current year. The expected return on plan assets represents the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the obligation. Prior service credit represents the impact of negative plan amendments. Net actuarial losses arise as a result of differences between actual experience and assumptions or as a result of changes in actuarial assumptions. Net actuarial loss and prior service credit not recognized as a component of pension and postretirement benefit expense as they arise are recognized as "Change in net actuarial loss and prior service credit, net of tax" in the Consolidated Statements of Comprehensive Income. These pension and postretirement items are subsequently amortized as a component of pension and postretirement benefit expense over the remaining service period, if the majority of the employees are active, otherwise over the remaining life expectancy, provided such amounts exceed thresholds based upon the benefit obligation or the value of plan assets.
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

Employee Benefits Plans

In March 2017, the FASB issued ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires an employer to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. The standard is effective January 1, 2018, with early adoption as of January 1, 2017 permitted. We adopted the standard during the first quarter of 2017 and recorded the other components of net benefit cost within "Non-operating pension costs" in the Consolidated Statements of Earnings for both the current and prior year periods.

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

The new standard continues to require lessors to separate the lease component from the non-lease component; however, it provides clarification on the scope of non-lease components (e.g., maintenance services). The new standard also provides more guidance on how to identify and separate the components. The lease component will be accounted for using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The non-lease component will be accounted for in accordance with the revenue recognition guidance, see below section "Revenue Recognition." The adoption of the new lease standard will primarily impact our ChoiceLease product line, which includes a vehicle lease as well as maintenance and other services related to the vehicle. We will generally continue to recognize revenue for the lease portion of the product line on a straight-line basis. Revenue from maintenance services will be recognized at the time the maintenance services are performed, which will generally require the deferral of some portion of the customer's lease payments when received, as maintenance services are not performed evenly over the life of a ChoiceLease contract.

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

This standard will primarily impact lease revenue from our ChoiceLease product line, specifically the non-lease component (primarily maintenance services). However, we will continue to apply the existing lease accounting guidance to our lease revenue, which includes maintenance revenue as a part of the lease, until the adoption of the lease standard on January 1, 2019.

With respect to other revenue sources, we completed our final assessment of the impact, including the timing of recognition of variable consideration, principal versus agent considerations and accounting for costs to obtain and fulfill contracts. The adoption of this standard on these items and as it relates to revenue sources other than the maintenance component of our ChoiceLease product line will not have a material impact on our consolidated financial position or results of operations. The adoption of this standard will have no effect on our cash flows.

3. ACQUISITIONS

On September 29, 2017, we completed the acquisition of Dallas Service Center, Inc., an independent truck repair facility, for a purchase price of approximately $8 million, net of cash acquired, which includes $0.8 million in contingent consideration to be paid to the seller provided certain conditions are met.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4. RESTRUCTURING CHARGES AND FEES, NET
In the fourth quarters of 2017, 2016 and 2015, we approved plans to reduce our workforce in multiple locations as a result of cost containment actions, resulting in charges of $13 million, $5 million and $9 million in each of the respective years. In addition, in the fourth quarter of 2015, we committed to a plan to divest our Ryder Canadian Retail Shippers Association Logistics (CRSAL) operations and shutdown our Ryder Container Terminals (RCT) business in Canada. We recognized charges for employee termination costs of $3 million and asset impairment of $2 million to adjust assets held for sale, including goodwill and intangible assets, to fair value less costs to sell. We sold CRSAL to a third party for approximately $2 million during 2016.
The following table summarizes the activities within, and components of, restructuring liabilities for 2017, 2016 and 2015 (in thousands):

Employee Termination Costs
Balance as of December 31, 2014	$2,486
Workforce reduction charges	8,830
CRSAL divestiture and RCT shut-down	3,225
Utilization (1)	(2,208)
Balance as of December 31, 2015	12,333
Workforce reduction charges	5,074
Utilization (1)	(10,129)
Balance as of December 31, 2016	7,278
Workforce reduction charges	13,320
Utilization (1)	(7,524)
Balance as of December 31, 2017 (2)	$13,074
_________________
Note: The restructuring liabilities shown above are included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets.
(1) Principally represents cash payments.
(2) The majority of the balance remaining for employee termination costs is expected to be paid by the end of 2018.

As discussed in Note 28, “Segment Reporting,” our primary measure of segment financial performance excludes, among other items, restructuring charges and fees, net. However, the applicable portion of the restructuring charges and fees, net that related to each segment in 2017, 2016 and 2015 were as follows:

	Years ended December 31,
	2017	2016	2015
	(In thousands)
Fleet Management Solutions	$2,995	3,550	4,817
Dedicated Transportation Solutions	771	22	250
Supply Chain Solutions	2,278	278	7,033
Central Support Services	15,361	1,224	5,968
Total	$21,405	5,074	18,068

During 2017 and 2015, we also incurred charges of $11 million and $4 million, respectively, related to consulting fees associated with cost-savings programs and during 2017 we recognized restructuring credits of $3 million related to the gains on sales of certain UK facilities that were closed as part of prior year restructuring activities. All of these items were included within "Restructuring charges and fees, net" in our Consolidated Statement of Earnings.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5. RECEIVABLES

	December 31,
	2017	2016
	(In thousands)
Trade	$898,876	739,743
Direct financing leases	81,996	76,322
Other, primarily warranty and insurance	43,883	30,797
	1,024,755	846,862
Allowance	(13,847)	(14,915)
Total	$1,010,908	831,947

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

	December 31,
	2017	2016
	(In thousands)
Restricted cash	$4,674	3,838
Prepaid vehicle licenses	62,772	50,343
Prepaid operating taxes	14,320	20,242
Prepaid sales commission	12,988	9,731
Prepaid insurance	15,688	12,074
Start-up costs	8,001	5,284
Other	41,040	39,768
Total	$159,483	141,280

7.     REVENUE EARNING EQUIPMENT

	Estimated Useful Lives	December 31, 2017			December 31, 2016
		Cost	Accumulated Depreciation	Net (1)	Cost	Accumulated Depreciation	Net (1)
	(In years)	(In thousands)
Held for use:
ChoiceLease	3 — 12	$10,002,981	(3,367,431)	6,635,550	9,486,977	(3,031,937)	6,455,040
Commercial rental	4.5 — 12	2,616,706	(1,001,965)	1,614,741	2,499,010	(935,346)	1,563,664
Held for sale		403,229	(298,258)	104,971	494,355	(365,337)	129,018
Total		$13,022,916	(4,667,654)	8,355,262	12,480,342	(4,332,620)	8,147,722
_______________

(1)
Revenue earning equipment, net includes vehicles under capital leases of $29 million, less accumulated depreciation of $14 million, at December 31, 2017 and $43 million, less accumulated depreciation of $22 million, at December 31, 2016.

Depreciation expense was $1.16 billion, $1.10 billion and $1.04 billion in 2017, 2016 and 2015, respectively.
In 2017, based on current and expected market conditions, we accelerated depreciation on certain classes of vehicles expected to be made available for sale through June 2019. The impact of the change increased depreciation by $21 million in 2017.
In 2016, based on current and expected market conditions, we accelerated depreciation on certain classes of vehicles expected to be made available for sale through June 2018. The impact of the change increased depreciation by $10 million in 2016.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Revenue earning equipment held for sale is stated at the lower of net book value or fair value less costs to sell. Losses on vehicles held for sale for which carrying values exceeded fair value are recognized at the time they arrive at our used truck centers and are presented within "Used vehicle sales, net" in the Consolidated Statements of Earnings. For revenue earning equipment held for sale, we stratify our fleet by vehicle type (trucks, tractors and trailers), weight class, age and other relevant characteristics and create classes of similar assets for analysis purposes. For a certain population of revenue earning equipment held for sale, fair value was determined based upon recent market prices obtained from our own sales experience for sales of each class of similar assets and vehicle condition. Expected declines in market prices were also considered when valuing the vehicles held for sale. These vehicles held for sale were classified within Level 3 of the fair value hierarchy. During 2017, 2016, and 2015, we recognized losses to reflect changes in fair value of $58 million, $67 million and $18 million, respectively.

The following table presents our assets that are measured at fair value on a nonrecurring basis and considered a Level 3 fair value measurement:

			Total Losses (2)
	December 31,		Year ended December 31,
	2017	2016	2017	2016
Assets held for sale:	(In thousands)		(In thousands)
Revenue earning equipment: (1)
Trucks	$33,208	24,178	$30,812	14,645
Tractors	27,976	57,348	21,261	47,597
Trailers	2,100	2,532	5,992	5,173
Total assets at fair value	$63,284	84,058	$58,065	67,415
______________

(1)
Assets held for sale in the above table only include the portion of revenue earning equipment held for sale where net book values exceeded fair values and fair value adjustments were recorded. The net book value of assets held for sale not exceeding fair value was $42 million and $45 million as of December 31, 2017 and 2016, respectively. We have revised prior year amounts to reflect only the portion of revenue earning equipment held for sale where fair value adjustments were recorded.

(2)	Total losses represent fair value adjustments for all vehicles reclassified to held for sale throughout the period for which fair value was less than net book value.

For the twelve months ended December 31, 2017, the components of used vehicle sales, net were as follows:

	Twelve months ended December 31,
	2017	2016	2015
	(In thousands)
Gains on vehicle sales, net	$(40,824)	(68,387)	(117,809)
Losses from fair value adjustments	58,065	67,415	17,956
Used vehicle sales, net	$17,241	(972)	(99,853)

8.     OPERATING PROPERTY AND EQUIPMENT

	Estimated Useful Lives	December 31,
		2017	2016
	(In years)	(In thousands)
Land	—	$217,885	212,660
Buildings and improvements	10 — 40	822,931	808,909
Machinery and equipment	3 — 10	797,084	737,899
Other	3 — 10	131,181	114,442
		1,969,081	1,873,910
Accumulated depreciation		(1,192,377)	(1,128,040)
Total		$776,704	745,870

Depreciation expense was $94 million, $88 million and $84 million in 2017, 2016 and 2015, respectively.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. GOODWILL
The carrying amount of goodwill attributable to each reportable business segment with changes therein was as follows:

	Fleet Management Solutions	Dedicated Transportation Solutions	Supply Chain Solutions	Total
	(In thousands)
Balance at January 1, 2016
Goodwill	$231,358	40,808	146,190	418,356
Accumulated impairment losses	(10,322)	—	(18,899)	(29,221)
	221,036	40,808	127,291	389,135
Foreign currency translation adjustment	(2,526)	—	163	(2,363)
Balance at December 31, 2016
Goodwill	228,832	40,808	146,353	415,993
Accumulated impairment losses	(10,322)	—	(18,899)	(29,221)
	218,510	40,808	127,454	386,772
Acquisitions	6,506	—	—	6,506
Foreign currency translation adjustment and other	1,838		388	2,226
Balance at December 31, 2017
Goodwill	237,176	40,808	146,741	424,725
Accumulated impairment losses	(10,322)	—	(18,899)	(29,221)
	$226,854	40,808	127,842	395,504

We historically assessed goodwill for impairment on April 1st of each year or more often if deemed necessary. As described in Note 1, during 2017, we changed our goodwill impairment assessment date to October 1.

We performed quantitative assessments on two reporting units as of April 1, 2017, and on one reporting unit as of October 1, 2017, and determined there was no impairment as of both assessment dates. We performed qualitative assessments for three of our reporting units as of April 1, 2017, and on four reporting units as of October 1, 2017, which considered individual factors such as macroeconomic conditions, changes in our industry and the markets in which we operate, as well as our historical and expected future financial performance. After performing the qualitative assessments, we concluded it was more likely than not that fair value is greater than the carrying value and determined there was no impairment as of both assessment dates.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10. INTANGIBLE ASSETS

	December 31,
	2017	2016
	(In thousands)
Indefinite lived intangible assets — Trade name	$8,731	8,731
Finite lived intangible assets:
Customer relationship intangibles	91,523	91,523
Other intangibles, primarily trade name	2,367	2,367
Accumulated amortization	(57,420)	(51,578)
	36,470	42,312
Foreign currency translation adjustment	(2,271)	(2,794)
Total	$42,930	48,249

The Ryder trade name has been identified as having an indefinite useful life. Customer relationship intangibles are being amortized on a straight-line basis over their estimated useful lives, generally 7-19 years. We recognized amortization expense associated with finite lived intangible assets of approximately $6 million in both 2017 and 2016, and $7 million in 2015. The future amortization expense for each of the five succeeding years related to all intangible assets that are currently reported in the Consolidated Balance Sheets is estimated to range from $3 - $5 million per year for 2018 - 2022.

11. DIRECT FINANCING LEASES AND OTHER ASSETS

	December 31,
	2017	2016
	(In thousands)
Direct financing leases, net	$364,847	333,152
Investments held in Rabbi Trusts	61,425	48,451
Lease incentives	14,857	15,741
Insurance receivables	15,545	18,402
Start-up costs	13,750	7,422
Prepaid pension asset	58,708	14,049
Lease origination costs	9,387	9,227
Deferred tax asset	6,736	9,009
Other	14,294	16,831
Total	$559,549	472,284

Investments held in Rabbi Trusts are assets measured at fair value on a recurring basis, all of which are considered Level 1 of the fair value hierarchy. The following table presents the asset classes at December 31, 2017 and 2016:

	December 31,
	2017	2016
	(In thousands)
Cash and cash equivalents	$4,956	5,391
U.S. equity mutual funds	39,958	30,229
Foreign equity mutual funds	8,001	5,232
Fixed income mutual funds	8,510	7,599
Total Investments held in Rabbi Trusts	$61,425	48,451

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12. ACCRUED EXPENSES AND OTHER LIABILITIES

	December 31, 2017			December 31, 2016
	Accrued Expenses	Non-Current Liabilities	Total	Accrued Expenses	Non-Current Liabilities	Total
	(In thousands)
Salaries and wages	$133,733	—	133,733	90,913	—	90,913
Deferred compensation	4,269	58,411	62,680	2,992	46,541	49,533
Pension benefits	3,863	412,417	416,280	3,796	451,940	455,736
Other postretirement benefits	1,481	19,760	21,241	1,506	19,459	20,965
Other employee benefits	28,636	3,279	31,915	29,358	5,854	35,212
Insurance obligations (1)	130,848	242,473	373,321	127,470	234,336	361,806
Operating taxes	95,848	—	95,848	92,150	—	92,150
Income taxes	8,550	24,160	32,710	4,197	23,174	27,371
Interest	30,003	—	30,003	27,277	—	27,277
Deposits, mainly from customers	69,903	3,638	73,541	61,225	4,569	65,794
Deferred revenue	14,004	—	14,004	14,064	—	14,064
Restructuring liabilities (2)	13,074	—	13,074	7,278	—	7,278
Other	53,194	47,951	101,145	44,963	31,692	76,655
Total	$587,406	812,089	1,399,495	507,189	817,565	1,324,754
_________________
(1) Insurance obligations are primarily comprised of self-insured claim liabilities.
(2) The increase in restructuring liabilities from December 31, 2016 principally represents an accrual for employee termination costs. The majority of the balance remaining in restructuring liabilities is expected to be paid by the end of 2018.

We retain a portion of the accident risk under vehicle liability and workers’ compensation insurance programs. Self-insurance accruals are primarily based on actuarially estimated, undiscounted cost of claims, and include claims incurred but not reported. Such liabilities are based on estimates. Historical loss development factors are utilized to project the future development of incurred losses, and these amounts are adjusted based upon actual claim experience and settlements. While we believe the amounts are adequate, there can be no assurance that changes to our estimates may not occur due to limitations inherent in the estimation process. During 2017, we recognized a benefit within earnings from continuing operations of $9 million from the favorable development of estimated prior years' self-insured loss reserves for the reasons noted above. During 2016 and 2015, we recognized charges within earnings from continuing operations of $9 million and $4 million from the unfavorable development of prior year claims where costs exceeded self-insured loss reserves for the reasons noted above, as well as a settlement of a customer-extended insurance claim.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13. INCOME TAXES
The components of earnings from continuing operations before income taxes and the (benefit from) provision for income taxes from continuing operations were as follows:

	Years ended December 31,
	2017	2016	2015
	(In thousands)
Earnings from continuing operations before income taxes:
United States	$254,327	344,614	408,757
Foreign	59,459	61,767	60,458
Total	$313,786	406,381	469,215
Current tax expense (benefit) from continuing operations:
Federal (1)	$6,752	2,731	(1,836)
State (1)	9,360	7,713	5,748
Foreign	6,442	6,411	5,272
	22,554	16,855	9,184
Deferred tax (benefit) expense from continuing operations:
Federal	(509,573)	106,513	135,585
State	7,985	16,259	20,111
Foreign	1,805	2,114	(1,654)
	(499,783)	124,886	154,042
(Benefit from) provision for income taxes from continuing operations	$(477,229)	141,741	163,226
______________

(1)
Excludes federal and state tax benefits resulting from the exercise of stock options and vesting of restricted stock awards, which were credited directly to “Additional paid-in capital” for the year ended December 31, 2015.

A reconciliation of the federal statutory tax rate with the effective tax rate from continuing operations follows:

	Years ended December 31,
	2017	2016	2015
	(Percentage of pre-tax earnings)
Federal statutory tax rate	35.0	35.0	35.0
Impact of one-time deemed repatriation	10.7	—	—
Impact on deferred taxes for changes in tax rates	(197.5)	(0.7)	(0.9)
State income taxes, net of federal income tax benefit	4.5	5.0	5.0
Foreign rates varying from federal statutory tax rate	(4.0)	(3.3)	(3.3)
Tax reviews and audits	(1.0)	(0.7)	(1.3)
Other, net	0.2	(0.4)	0.3
Effective tax rate	(152.1)	34.9	34.8
  Tax Law Changes
On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the “Act”) was signed into law. The Act makes broad and complex changes to the U.S. tax code and it will take time to fully interpret the changes. The Act significantly impacted our fourth quarter and full year 2017 earnings, and will impact earnings in future periods; however, we were not able to fully complete the accounting under ASC 740 for certain of the Act’s new provisions. In accordance with SEC Staff Accounting Bulletin No.118, to the extent the accounting for certain income tax effects of the Act was incomplete, but we were able to determine a reasonable estimate of those effects, a provisional amount (“provisional amount”) has been included in our financial statements. Conversely, where a reasonable estimate of the tax effects of the Act cannot be determined, no related provisional amounts have been included in the financial statements. We intend to adjust the tax effects for the relevant items during the allowed 2018 measurement period.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Among other changes, the Act reduces the federal corporate tax rate from 35% to 21%. The tax rate change will decrease our effective tax rate going forward. Under generally accepted accounting principles, deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. As a result of the federal tax rate reduction, we remeasured our net deferred tax liability at December 31, 2017. The remeasurement, which is a provisional estimate, resulted in a reduction in the value of our net deferred tax liability of $619 million, which was recorded as an income tax benefit in our consolidated statement of income for the three months ended December 31, 2017.
The Act also requires companies to pay a one-time transition tax on unremitted earnings of certain foreign subsidiaries that had not been subject to U.S. income tax and creates new taxes on certain foreign earnings. We have included a provisional estimate of $33 million for the transition tax in the December 31, 2017 financial statements. The estimate will be adjusted during the measurement period as we refine our determination of historical earnings and profits and the amount of cash and cash equivalents held in foreign entities.
The following provides a summary of the increases to net earnings from continuing operations from changes in tax laws by tax jurisdiction:

Tax Jurisdiction	Enactment Date	Net Earnings
		(in thousands)
2017
United States	December 22, 2017	$585,912
Illinois	July 1, 2017	$(1,844)

2016
North Carolina	August 4, 2016	$585

2015
Connecticut	June 30, 2015	$1,616
Other Jurisdictions	April 13, 2015 - November 18, 2015	$497
Deferred Income Taxes
The components of the net deferred income tax liability were as follows:

	December 31,
	2017	2016
	(In thousands)
Deferred income tax assets:
Self-insurance accruals	$75,198	107,252
Net operating loss carryforwards	171,053	396,313
Alternative minimum taxes	22,552	13,901
Accrued compensation and benefits	65,532	81,454
Federal benefit on state tax positions	11,950	19,247
Pension benefits	82,547	162,141
Miscellaneous other accruals	19,608	28,313
	448,440	808,621
Valuation allowance	(18,667)	(16,387)
	429,773	792,234
Deferred income tax liabilities:
Property and equipment basis difference	(1,614,963)	(2,451,151)
Other	(16,857)	(20,735)
	(1,631,820)	(2,471,886)
Net deferred income tax liability (1)	$(1,202,047)	(1,679,652)
______________

(1)	Deferred tax assets of $7 million and $9 million have been included in "Direct financing leases and other assets" at December 31, 2017 and 2016.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of December 31, 2017, we have undistributed earnings of foreign subsidiaries of $774 million, the majority of which were reinvested into non-cash property, plant and equipment. The provisional estimate of the transition tax incurred in connection with the Act will result in U.S. federal income taxes on approximately $345 million of earnings and profit for U.S. federal income tax purposes. We have historically reinvested such earnings overseas indefinitely and may continue to reinvest future foreign earnings overseas indefinitely. As such, deferred income taxes have not been provided on undistributed earnings of foreign subsidiaries. However, because the Act implements a territorial tax system, whereby certain foreign subsidiary earnings can be repatriated to the U.S. with no federal tax, we are reassessing whether to indefinitely reinvest our overseas earnings. The determination of the amount of any additional unrecognized deferred tax liability is not practicable because of the complexities associated with the hypothetical calculations used in evaluating whether we will maintain the indefinite reinvestment assertion.
At December 31, 2017, we had U.S. federal tax effected net operating loss carryforwards of $128 million and various U.S. subsidiaries had state tax effected net operating loss carryforwards of $29 million both expiring through tax year 2037. We also had foreign tax effected net operating losses of $14 million that are available to reduce future income tax payments in several countries, subject to varying expiration rules. A valuation allowance has been established to reduce deferred income tax assets, principally foreign tax loss carryforwards, to amounts more likely than not to be realized. We had unused alternative minimum tax credits of $23 million at December 31, 2017, which may be refundable under the Act.
Uncertain Tax Positions
The following is a summary of tax years that are no longer subject to examination:
Federal — audits of our U.S. federal income tax returns are closed through fiscal year 2009.
State — for the majority of states, tax returns are closed through fiscal year 2009.
Foreign — we are no longer subject to foreign tax examinations by tax authorities for tax years before 2010 in Canada, 2011 in Brazil, 2011 in Mexico and 2012 in the U.K., which are our major foreign tax jurisdictions.
The following table summarizes the activity related to unrecognized tax benefits (excluding the federal benefit received from state positions):

	December 31,
	2017	2016	2015
	(In thousands)
Balance at January 1	$61,649	60,740	60,482
Additions based on tax positions related to the current year	3,971	3,855	4,220
Reductions due to lapse of applicable statutes of limitation	(3,332)	(2,946)	(3,962)
Gross balance at December 31	62,288	61,649	60,740
Interest and penalties	5,860	5,219	4,912
Balance at December 31	$68,148	66,868	65,652
Of the total unrecognized tax benefits, $56 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods. The total includes $5 million of interest and penalties at both, December 31, 2017 and 2016, net of the federal benefit on state issues. Unrecognized tax benefits related to federal, state and foreign tax positions may decrease by $3 million by December 31, 2018, if audits are completed or tax years close during 2018.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Like-Kind Exchange Program
We have a like-kind exchange program for certain of our U.S.-based revenue earning equipment. Pursuant to the program, we dispose of vehicles and acquire replacement vehicles in a form whereby tax gains on disposal of eligible vehicles are deferred. To qualify for like-kind exchange treatment, we exchange through a qualified intermediary eligible vehicles being disposed of with vehicles being acquired, allowing us to generally carryover the tax basis of the vehicles sold (“like-kind exchanges”). The program results in a material deferral of federal and state income taxes, and a decrease in cash taxes in periods when we are not in a net operating loss (NOL) position. As part of the program, the proceeds from the sale of eligible vehicles are restricted for the acquisition of replacement vehicles and other specified applications. Due to the structure utilized to facilitate the like-kind exchanges, the qualified intermediary that holds the proceeds from the sales of eligible vehicles and the entity that holds the vehicles to be acquired under the program are required to be consolidated in the accompanying Consolidated Financial Statements in accordance with U.S. GAAP. The total assets, primarily revenue earning equipment, and the total liabilities, primarily vehicle accounts payable, held by these consolidated entities are equal in value as these entities are solely structured to facilitate the like-kind exchanges. At December 31, 2017 and 2016, these consolidated entities had total assets, primarily revenue earning equipment, and total liabilities, primarily accounts payable, of $232 million and $140 million, respectively. The Act repeals like-kind exchange treatment for revenue earning equipment after December 31, 2017.

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

	December 31,
	2017	2016
	(In thousands)
Total minimum lease payments receivable	$713,857	647,111
Less: Executory costs	(216,754)	(196,469)
Minimum lease payments receivable	497,103	450,642
Less: Allowance for uncollectibles	(327)	(248)
Net minimum lease payments receivable	496,776	450,394
Unguaranteed residuals	41,937	45,748
Less: Unearned income	(91,870)	(86,668)
Net investment in direct financing and sales-type leases	446,843	409,474
Current portion	(81,996)	(76,322)
Non-current portion	$364,847	333,152
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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the credit risk profile by creditworthiness category of our direct financing lease receivables at December 31, 2017 and 2016:

	December 31,
	2017	2016
	(In thousands)
Very low risk to low risk	$201,434	192,853
Moderate	198,464	194,234
Moderately high to high risk	97,205	63,555
	$497,103	450,642

As of December 31, 2017 and 2016, the amount of direct financing lease receivables that were past due was not significant and there were no impaired receivables. Accordingly, there was no material risk of default with respect to these receivables.
Leases as Lessee
We lease facilities and office equipment. None of our leasing arrangements contain restrictive financial covenants.
During 2017, 2016 and 2015, rent expense (including rent of facilities and contingent rentals) was $130 million, $127 million and $132 million, respectively.

Lease Payments
Future minimum payments for leases in effect at December 31, 2017 were as follows:

	As Lessor (1)		As Lessee
	Operating Leases	Direct Financing and Sales-Type Leases	Operating Leases
	(In thousands)
2018	$1,139,552	110,692	84,824
2019	892,754	95,759	63,435
2020	649,096	99,470	41,034
2021	433,319	68,349	24,948
2022	258,381	54,603	18,495
Thereafter	210,213	68,230	38,288
Total	$3,583,315	497,103	271,024
____________________

(1)
Amounts do not include contingent rentals, which may be received under certain leases on the basis of miles or changes in the Consumer Price Index. Contingent rentals from operating leases included in revenue were $357 million in 2017 and $342 million in both 2016 and 2015. Contingent rentals from direct financing leases included in revenue were $15 million in 2017, $12 million in 2016 and $12 million in 2015 .

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

15. DEBT

	Weighted-Average Interest Rate
	December 31,			December 31,
	2017	2016	Maturities	2017	2016
				(In thousands)
Short-term debt and current portion of long-term debt:
Short-term debt	1.79%	1.07%		$35,509	177,629
Current portion of long-term debt, including capital leases				790,560	613,781
Total short-term debt and current portion of long-term debt				826,069	791,410
Total long-term debt:
U.S. commercial paper (1)	1.56%	0.87%	2020	570,218	342,480
Global revolving credit facility	2.80%	2.06%	2020	17,328	4,703
Unsecured U.S. notes – Medium-term notes (1)	2.73%	2.67%	2018-2025	4,014,091	4,113,421
Unsecured U.S. obligations, principally bank term loans	2.79%	2.19%	2018	50,000	50,000
Unsecured foreign obligations	1.50%	1.55%	2018-2020	230,380	232,092
Asset backed U.S. obligations (2)	1.85%	1.80%	2018-2022	491,899	459,876
Capital lease obligations	3.53%	3.17%	2018-2023	20,871	24,184
Total before fair market value adjustment				5,394,787	5,226,756
Fair market value adjustment on notes subject to hedging (3)				(7,192)	1,110
Debt issuance costs				(13,453)	(14,221)
				5,374,142	5,213,645
Current portion of long-term debt, including capital leases				(790,560)	(613,781)
Long-term debt				4,583,582	4,599,864
Total debt				$5,409,651	5,391,274
_________________

(1)	Amounts are net of unamortized original issue discounts of $6 million and $7 million at December 31, 2017 and 2016, respectively.

(2)	Asset-backed U.S. obligations are related to financing transactions backed by a portion of our revenue earning equipment.

(3)	The notional amount of the executed interest rate swaps designated as fair value hedges was $825 million at December 31, 2017 and 2016. Refer to Note 16, "Derivatives," for additional information.

Maturities of total debt are as follows:

	Capital Leases	Debt
	(In thousands)
2018	$7,559	818,510
2019	7,918	1,077,734
2020	2,428	1,892,344
2021	2,620	717,868
2022	1,379	699,006
Thereafter	—	190,510
Total	21,904	5,395,972
Imputed interest	(1,033)
Present value of minimum capitalized lease payments	20,871
Current portion	(7,559)
Long-term capitalized lease obligation	$13,312

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
The credit facility is used primarily to finance working capital but can also be used to issue up to $75 million in letters of credit (there were no letters of credit outstanding against the facility at December 31, 2017). At our option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. The credit facility contains no provisions limiting its availability in the event of a material adverse change to Ryder’s business operations; however, the credit facility does contain standard representations and warranties, events of default, cross-default provisions and certain affirmative and negative covenants.
In order to maintain availability of funding, we must maintain a ratio of debt to consolidated net worth of less than or equal to 300%. Net worth, as defined in the credit facility, represents shareholders' equity excluding any accumulated other comprehensive income or loss associated with our pension and other postretirement plans. The ratio at December 31, 2017, was 192%. At December 31, 2017, there was $577 million available under the credit facility.
Our global revolving credit facility enables us to refinance short-term obligations on a long-term basis. Short-term commercial paper obligations not required for working capital needs are classified as long-term as we have both the intent and ability to refinance on a long-term basis. In addition, we have the intent and ability to refinance the current portion of long-term debt on a long-term basis. At December 31, 2017, we classified $570 million of short-term commercial paper and $16 million of the current portion of long-term debt as long-term debt. At December 31, 2016, we classified $342 million of short-term commercial paper and $350 million of current portion of long-term debt as long-term debt.
In August 2017, we issued $300 million of unsecured medium-term notes maturing in September 2022. In February 2017, we issued $300 million of unsecured medium-term notes maturing in March 2022. The proceeds from these notes were used to pay off maturing debt and for general corporate purposes. If these notes are downgraded below investment grade following, or as a result of, a change in control, the note holders can require us to repurchase all or a portion of the notes at a purchase price equal to 101% of principal value plus accrued and unpaid interest. On February 7, 2018, we exercised our call option and redeemed our unsecured medium term notes that were scheduled to mature on March 1, 2018. The notes were redeemed at a redemption price equal to 100% of the principal amount of $350 million plus interest accrued but not paid to the date of redemption.
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
We have a trade receivables purchase and sale program, pursuant to which we sell certain of our domestic trade accounts receivable to a bankruptcy remote, consolidated subsidiary of Ryder, that in turn sells, on a revolving basis, an ownership interest in certain of these accounts receivable to a committed purchaser. The subsidiary is considered a VIE and is consolidated based on our control of the entity’s activities. We use this program to provide additional liquidity to fund our operations, particularly when it is cost effective to do so. The costs under the program may vary based on changes in interest rates. The available proceeds that may be received under the program are limited to $175 million. In October 2017, we renewed the trade receivables purchase and sale program. If no event occurs which causes early termination, the 364-day program will expire on October 22, 2018. The program contains provisions restricting its availability in the event of a material adverse change to our business operations or the collectibility of the collateralized receivables. Sales of receivables under this program are accounted for as secured borrowings based on our continuing involvement in the transferred assets. No amounts were outstanding under the program at December 31, 2017 and 2016.
The fair value of total debt (excluding capital lease, asset backed U.S. obligations and debt issuance costs) was $4.95 billion at December 31, 2017 and $4.97 billion at December 31, 2016. For publicly-traded debt, estimates of fair value were based on market prices. For other debt, fair value is estimated based on a model-driven approach using rates currently available to us for debt with similar terms and remaining maturities. The fair value measurements of our publicly-traded debt and our other debt were classified within Level 2 of the fair value hierarchy. The carrying amounts reported in the Consolidated Balance Sheets for "Cash and cash equivalents," "Receivables, net" and "Accounts payable" approximate fair value because of the immediate or short-term maturities of these financial instruments.

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

As of December 31, 2017, we had interest rate swaps outstanding that are designated as fair value hedges for certain debt obligations, with a total notional value of $825 million and maturities through 2020. Interest rate swaps are measured at fair value on a recurring basis using Level 2 fair value inputs. The fair value of these interest rate swaps was approximately a $7 million liability and a $1 million asset as of December 31, 2017 and 2016, respectively. The amounts are presented in "Other non-current liabilities" and "Direct financing leases and other assets" in our Consolidated Balance Sheets, respectively. Changes in the fair value of our interest rate swaps were offset by changes in the fair value of the hedged debt instrument. Accordingly, there was no ineffectiveness related to the interest rate swaps.

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
At December 31, 2017 and 2016, we had letters of credit and surety bonds outstanding, which primarily guarantee various insurance activities as noted in the following table:

	December 31,
	2017	2016
	(In thousands)
Letters of credit	$238,610	240,420
Surety bonds	111,007	113,696

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

18. SHARE REPURCHASE PROGRAMS

In December 2017, our Board of Directors authorized a share repurchase program intended to mitigate the dilutive impact of shares issued under our employee stock plans (the program).  Under the program, management is authorized to repurchase up to 1.5 million shares of common stock, the sum of which will not exceed the number of shares issued to employees under the Company’s employee stock plans from December 31, 2017 to December 13, 2019. Share repurchases of common stock are made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. Management may establish prearranged written plans for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the program, which allow for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan. As of December 31, 2017, we have not repurchased any shares under the 2017 program.

During 2017, 2016 and 2015, we repurchased 1.1 million, 0.5 million and 0.1 million shares under previous share repurchase programs for $78 million, $37 million and $6 million, respectively.

19.  ACCUMULATED OTHER COMPREHENSIVE LOSS
Comprehensive income (loss) presents a measure of all changes in shareholders’ equity except for changes resulting from transactions with shareholders in their capacity as shareholders. The following summary sets forth the components of accumulated other comprehensive loss, net of tax:

	Currency Translation Adjustments and Other	Net Actuarial Loss (1)	Prior Service Credit (1)	Accumulated Other Comprehensive Loss
	(In thousands)
January 1, 2015	$(36,087)	(585,941)	1,758	(620,270)
Amortization	—	19,505	(1,411)	18,094
Other current period change	(99,933)	(10,557)	(69)	(110,559)
December 31, 2015	(136,020)	(576,993)	278	(712,735)
Amortization	—	18,876	165	19,041
Other current period change	(70,590)	(62,175)	(7,573)	(140,338)
December 31, 2016	(206,610)	(620,292)	(7,130)	(834,032)
Amortization	—	20,267	219	20,486
Other current period change	66,172	39,872	1	106,045
December 31, 2017	$(140,438)	(560,153)	(6,910)	(707,501)
_______________________

(1)	These amounts are included in the computation of net periodic pension cost and pension settlement charge. See Note 22, "Employee Benefit Plans," for further information.

The gain from currency translation adjustments in 2017 of $66 million was primarily due to the strengthening of the British Pound and Canadian Dollar against the U.S. Dollar. The loss from currency translation adjustments of $71 million in 2016 was primarily due to the weakening of the British Pound against the U.S. Dollar, partially offset by the strengthening of the Canadian Dollar against the U.S. Dollar. The loss from currency translations in 2015 of $100 million was primarily due to the weakening of the Canadian Dollar and British Pound against the U.S. Dollar.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

20. EARNINGS PER SHARE
The following table presents the calculation of basic and diluted earnings per common share from continuing operations:

	Years ended December 31,
	2017	2016	2015
	(In thousands, except per share amounts)
Earnings per share — Basic:
Earnings from continuing operations	$791,015	264,640	305,989
Less: Distributed and undistributed earnings allocated to unvested stock	(2,848)	(840)	(877)
Earnings from continuing operations available to common shareholders — Basic	$788,167	263,800	305,112

Weighted average common shares outstanding— Basic	52,613	53,015	52,814

Earnings from continuing operations per common share — Basic	$14.98	4.98	5.78

Earnings per share — Diluted:
Earnings from continuing operations	$791,015	264,640	305,989
Less: Distributed and undistributed earnings allocated to unvested stock	(2,830)	(836)	(872)
Earnings from continuing operations available to common shareholders — Diluted	$788,185	263,804	305,117

Weighted average common shares outstanding— Basic	52,613	53,015	52,814
Effect of dilutive equity awards	375	346	446
Weighted average common shares outstanding— Diluted	52,988	53,361	53,260

Earnings from continuing operations per common share — Diluted	$14.87	4.94	5.73
Anti-dilutive equity awards and market-based restrictive stock rights not included above	881	716	392

21. SHARE-BASED COMPENSATION PLANS
The following table provides information on share-based compensation expense and related income tax benefits recognized in 2017, 2016 and 2015:

	Years ended December 31,
	2017	2016	2015
	(In thousands)
Stock option and stock purchase plans	$7,869	7,244	8,048
Unvested stock awards	11,098	11,420	13,133
Share-based compensation expense	18,967	18,664	21,181
Income tax benefit	(6,628)	(6,644)	(7,271)
Share-based compensation expense, net of tax	$12,339	12,020	13,910

Total unrecognized pre-tax compensation expense related to share-based compensation arrangements at December 31, 2017 was $19 million and is expected to be recognized over a weighted-average period of approximately 1.8 years. The total fair value of equity awards vested during 2017, 2016 and 2015 were $22 million, $17 million and $16 million, respectively.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Share-Based Incentive Awards

Share-based incentive awards are provided to employees under the terms of various share-based compensation plans (collectively, the “Plans”). The Plans are administered by the Compensation Committee of the Board of Directors. Awards under the Plans principally include at-the-money stock options, unvested stock and cash awards. Unvested stock awards include grants of market-based, performance-based, and time-vested restricted stock rights. Under the terms of our Plans, dividends on unvested stock are not paid unless the award vests. Upon vesting, the amount of the dividends paid is equal to the aggregate dividends declared on common shares during the period from the date of grant of the award until the date the shares underlying the award are delivered. There are 3.8 million shares authorized for issuance under the Plans as of December 31, 2017. There are 2.5 million shares remaining available for future issuance under the Plans as of December 31, 2017.
Stock options are awards that allow employees to purchase shares of our stock at a fixed price. Stock option awards are granted at an exercise price equal to the market price of our stock at the time of grant. These awards, which generally vest one-third each year, are fully vested three years from the grant date. Stock options granted since 2013 have contractual terms of ten years.
Restricted stock awards are unvested stock rights that are granted to employees and entitle the holder to shares of common stock as the award vests. Time-vested restricted stock rights typically vest in three years regardless of company performance. The fair value of the time-vested awards is determined and fixed based on Ryder’s stock price on the date of grant.
Performance-based restricted stock awards (PBRSRs) include a performance-based vesting condition. The awards are segmented into three one-year performance periods. For these awards, up to 150% of the awards may be earned based on Ryder's one-year adjusted return on capital (ROC) measured against an annual ROC target. If earned, employees will receive the grant of stock three years after the grant date, provided they continue to be employed with Ryder, subject to Compensation Committee approval. For accounting purposes, the awards are not considered granted until the Compensation Committee approves the annual ROC target. During 2017, 2016 and 2015, 79,000, 45,000 and 42,000 PBRSRs, respectively, were considered granted for accounting purposes. The fair value of the PBRSRs is determined and fixed on the grant date based on Ryder’s stock price on the date of grant. Share-based compensation expense is recognized on a straight-line basis over the vesting period, based upon the probability that the performance target will be met.
Market-based restricted stock awards include a market-based vesting provision. The awards are segmented into three performance periods of one, two and three years. At the end of each performance period, up to 150% of the award may be earned based on Ryder's total shareholder return (TSR) compared to the target TSR of a peer group over the applicable performance period. The awards compared Ryder's TSR to the TSR of a custom peer group. If earned, employees will receive the grant of stock at the end of the relevant three-year performance period provided they continue to be employed with Ryder, subject to Compensation Committee approval. The fair value of the market-based awards was determined on the date of grant using a Monte-Carlo valuation model. Share-based compensation expense is recognized on a straight-line basis over the vesting period and is recognized regardless of whether the awards vest.
Certain employees also received cash awards prior to 2017 as part of our long-term incentive compensation program. The cash awards have the same vesting provisions as the market-based restricted stock awards granted in the respective years. The cash awards are accounted for as liability awards as they are based upon our own stock performance and are settled in cash. As a result, the liability is adjusted to reflect fair value at the end of each reporting period. The fair value of the market-based cash awards was estimated using a lattice-based option pricing valuation model that incorporates a Monte-Carlo simulation. The liability related to the cash awards was $1 million at both December 31, 2017 and 2016.
The following table is a summary of compensation expense recognized related to cash awards in addition to share-based compensation expense reported in the previous table.

	Years ended December 31
	2017	2016	2015
	(In thousands)
Cash awards	$174	689	532
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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Option Awards
The following is a summary of option activity under our stock option plans as of and for the year ended December 31, 2017:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Options outstanding at January 1	1,529	$66.35
Granted	465	76.43
Exercised	(235)	55.41
Forfeited or expired	(42)	70.56
Options outstanding at December 31	1,717	$70.47	7.3	$26,209
Vested and expected to vest at December 31	1,649	$70.61	7.4	$25,320
Exercisable at December 31	848	$70.20	6.0	$13,689
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

Restricted Stock Awards
The following is a summary of the status of Ryder’s unvested restricted stock awards as of and for the year ended December 31, 2017:

	Time-Vested		Market-Based		Performance-Based
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
	(In thousands)		(In thousands)		(In thousands)
Unvested stock outstanding at January 1	476	$67.31	66	$64.33	72	$70.92
Granted	117	75.61	45	73.43	79	76.47
Vested (1)	(141)	78.18	(15)	61.07	(30)	75.62
Forfeited (2)	(19)	69.95	(4)	81.47	(27)	48.71
Unvested stock outstanding at December 31	433	$65.91	92	$68.26	94	$78.91

(1) Includes awards attained above target.
(2) Includes awards canceled due to employee terminations or performance and market conditions not being achieved.

Stock Purchase Plan
We maintain an Employee Stock Purchase Plan (ESPP) that enables eligible participants in the U.S. and Canada to purchase full or fractional shares of Ryder common stock through payroll deductions of up to 15% of eligible compensation. The ESPP provides for quarterly offering periods during which shares may be purchased at 85% of the fair market value of our stock. Beginning with the second quarter of 2015, we amended the ESPP to calculate the exercise price based only on the fair market value of the stock on the last trading day of the quarter. Prior to the second quarter of 2015, the exercise price was based on the lower of the fair market value on the first or last trading day of the quarter. Stock purchased under the ESPP must be held for 90 days. There were 5.5 million shares authorized for issuance under the existing ESPP at December 31, 2017. There were 0.8 million shares remaining available to be purchased in the future under the ESPP at December 31, 2017.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the weighted-average exercise price for shares granted and exercised under the ESPP:

	Years ended December 31,
	2017	2016	2015
Stock purchase plan:
Shares granted and exercised	160,000	192,000	178,000
Weighted average exercise plan	$66.72	$56.17	$63.93

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
The following table presents the weighted-average assumptions used for options granted:

	Years ended December 31,
	2017	2016	2015
Option plans:
Expected dividends	2.3%	3.0%	1.6%
Expected volatility	28.5%	35.2%	26.4%
Risk-free rate	1.9%	1.1%	1.4%
Expected term in years	4.4 years	4.3 years	4.3 years
Grant-date fair value	$15.71	$12.53	$18.47

Exercise of Employee Stock Options and Purchase Plans
The total intrinsic value of options exercised during 2017, 2016 and 2015 was $5 million, $5 million and $11 million, respectively. The total cash received from employees under all share-based employee compensation arrangements for 2017, 2016 and 2015 was $21 million, $18 million and $24 million, respectively. In connection with these exercises, the tax benefits generated from share-based employee compensation arrangements were $0.2 million, $0.6 million and $0.4 million for 2017, 2016 and 2015, respectively. As discussed in Note 2, "Recent Accounting Pronouncements," excess tax benefits related to share-based payments are recorded to income tax expense beginning in 2017.

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
We also have a non-qualified supplemental pension plan covering certain U.S. employees, which provides for incremental pension payments from our funds so that total pension payments equal the amounts that would have been payable from our principal pension plans if it were not for limitations imposed by income tax regulations. The accrued pension liability related to this plan was $55 million and $53 million at December 31, 2017 and 2016, respectively.

Pension Expense
Pension expense from continuing operations was as follows:

	Years ended December 31,
	2017	2016	2015
	(In thousands)
Company-administered plans:
Service cost	$12,345	12,977	13,820
Interest cost	86,431	94,476	88,013
Expected return on plan assets	(91,062)	(90,588)	(98,892)
Amortization of:
Net actuarial loss	32,987	31,777	30,741
Prior service cost (credit)	579	2,976	(306)
	41,280	51,618	33,376
Union-administered plans	15,553	9,597	8,328
Net pension expense	$56,833	61,215	41,704

Company-administered plans:
U.S.	$43,717	53,319	34,986
Foreign	(2,437)	(1,701)	(1,610)
	41,280	51,618	33,376
Union-administered plans	15,553	9,597	8,328
	$56,833	61,215	41,704

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

The following table sets forth the weighted-average actuarial assumptions used for Ryder’s pension plans in determining annual pension expense:

	U.S. Plans Years ended December 31,			Foreign Plans Years ended December 31,
	2017	2016	2015	2017	2016	2015
Discount rate	4.20%	4.50%	4.15%	3.90%	3.70%	3.70%
Rate of increase in compensation levels	3.00%	3.00%	3.00%	3.10%	3.10%	3.10%
Expected long-term rate of return on plan assets	5.40%	5.85%	5.95%	5.48%	5.44%	5.50%
Gain and loss amortization period (years)	21	23	23	26	27	27
The return on plan assets assumption reflects the weighted-average of the expected long-term rates of return for the broad categories of investments held in the plans. The expected long-term rate of return is adjusted when there are fundamental changes in expected returns or in asset allocation strategies of the plan assets.
Obligations and Funded Status
The following table sets forth the benefit obligations, assets and funded status associated with our pension plans:

	December 31,
	2017	2016
	(In thousands)
Change in benefit obligations:
Benefit obligations at January 1	$2,228,762	2,091,844
Service cost	12,345	12,977
Interest cost	86,431	94,476
Actuarial loss	100,905	189,523
Pension annuity settlement	(66,423)	—
Benefits paid	(104,054)	(96,723)
Foreign currency exchange rate changes	40,936	(63,335)
Benefit obligations at December 31	2,298,902	2,228,762

Change in plan assets:
Fair value of plan assets at January 1	1,787,075	1,647,286
Actual return on plan assets	244,916	176,066
Employer contribution	41,219	127,991
Benefits paid	(104,054)	(96,723)
Pension annuity settlement	(71,299)	—
Foreign currency exchange rate changes	43,473	(67,545)
Fair value of plan assets at December 31	1,941,330	1,787,075
Funded status	$(357,572)	(441,687)
Funded percent	84%	80%

During 2017, we completed a transfer of future retiree benefits in our U.S. defined benefit plan to a third-party annuity company. We paid $71 million in connection with this transfer, which included a $66 million reduction in our projected benefit obligation and an annuity premium. We did not record a gain or loss on this transaction as the cost of all settlements during the year, including this transaction, were less than our combined service and interest costs for the year.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The funded status of our pension plans was presented in the Consolidated Balance Sheets as follows:

	December 31,
	2017	2016
	(In thousands)
Noncurrent asset	$58,708	14,049
Current liability	(3,863)	(3,796)
Noncurrent liability	(412,417)	(451,940)
Net amount recognized	$(357,572)	(441,687)
Amounts recognized in accumulated other comprehensive loss (pre-tax) consisted of:

	December 31,
	2017	2016
	(In thousands)
Prior service cost	$11,135	11,714
Net actuarial loss	878,386	961,010
Net amount recognized	$889,521	972,724

In 2018, we expect to recognize $29 million of net actuarial loss amortization as a component of pension expense.
The following table sets forth the weighted-average actuarial assumptions used in determining funded status:

	U.S. Plans December 31,		Foreign Plans December 31,
	2017	2016	2017	2016
Discount rate	3.70%	4.20%	2.70%	3.90%
Rate of increase in compensation levels	3.00%	3.00%	3.10%	3.10%
At December 31, 2017 and 2016, our accumulated benefit obligations, as well as, our pension obligations (accumulated benefit obligations (ABO), and projected benefit obligations (PBO)), greater than the fair value of the related plan assets for our U.S. and foreign plans were as follows:

	U.S. Plans December 31,		Foreign Plans December 31,		Total December 31,
	2017	2016	2017	2016	2017	2016
	(In thousands)
Total accumulated benefit obligations	$1,781,882	1,748,171	492,864	454,301	2,274,746	2,202,472
Plans with pension obligations in excess of plan assets:
PBO	1,804,260	1,771,968	7,802	7,383	1,812,062	1,779,351
ABO	1,781,882	1,748,171	6,502	5,997	1,788,384	1,754,168
Fair value of plan assets	1,395,790	1,323,751	—	—	1,395,790	1,323,751
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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the fair value of each major category of pension plan assets and the level of inputs used to measure fair value as of December 31, 2017 and 2016:

	Fair Value Measurements at December 31, 2017
Asset Category	Total	Level 1	Level 2	Level 3
	(In thousands)
Equity securities:
U.S. common collective trusts	$443,405	—	443,405	—
Foreign common collective trusts	458,111	—	458,111	—
Fixed income securities:
Corporate bonds	85,117	—	85,117	—
Common collective trusts	840,104	—	840,104	—
Private equity and hedge funds	114,593	—	—	114,593
Total	$1,941,330	—	1,826,737	114,593

	Fair Value Measurements at December 31, 2016
Asset Category	Total	Level 1	Level 2	Level 3
	(In thousands)
Equity securities:
U.S. common collective trusts	$429,456	—	429,456	—
Foreign common collective trusts	398,282	—	398,282	—
Fixed income securities:
Corporate bonds	76,086	—	76,086	—
Common collective trusts	780,367	—	780,367	—
Private equity and hedge funds	102,884	—	—	102,884
Total	$1,787,075	—	1,684,191	102,884
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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents a summary of changes in the fair value of the pension plans’ Level 3 assets for the years ended December 31, 2017 and 2016:

	2017	2016
	(In thousands)
Beginning balance at January 1	$102,884	100,631
Return on plan assets:
Relating to assets still held at the reporting date	10,795	1,548
Relating to assets sold during the period	(405)	703
Purchases, sales, settlements and expenses	1,319	2
Ending balance at December 31	$114,593	102,884
The following table details pension benefits expected to be paid in each of the next five fiscal years and in aggregate for the five fiscal years thereafter:

(In thousands)
2018	$102,131
2019	104,563
2020	109,013
2021	113,370
2022	117,272
2023-2027	626,726
For 2018, required pension contributions to our pension plans are estimated to be $34 million.

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

During 2017, we recorded an estimated pension settlement charge of $5 million for the exit from the Central States Southeast and Southwest Areas multi-employer pension plan. This charge was recorded within “Selling, general, and administrative expenses” in our Consolidated Statement of Earnings and is included in the Union-administered plans expense. During 2015, we recognized a benefit of $1 million for adjustments to previously recognized estimated pension settlement charges related to our exit from U.S. multi-employer pension plans. These adjustments were included in "Selling, general, and administrative expenses" in our Consolidated Statement of Earnings and are a component of Union-administered plans expense.

Our participation in these plans is outlined in the table below. Unless otherwise noted, the most recent Pension Protection Act zone status available in 2017 and 2016 is for the plan years ended December 31, 2016 and December 31, 2015, respectively. The zone status is based on information that we received from the plan. Among other factors, plans in the red zone are generally less than sixty-five percent funded, plans in the yellow zone are less than eighty percent funded, and plans in the green zone are at least eighty percent funded.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

		Pension Protection Act Zone Status			Ryder Contributions				Expiration Date(s) of Collective-Bargaining Agreement(s)
Pension Fund	Employer Identification Number	2017	2016	FIP/RP Status Pending/ Implemented (1)	2017	2016	2015	Surcharge Imposed
					(Dollars in thousands)
Western Conference Teamsters	91-6145047	Green	Green	No	$3,245	2,613	2,430	No	1/12/18 to 4/1/21
IAM National	51-6031295	Green	Green	No	3,891	4,162	3,801	No	3/31/17 to 11/30/19
Automobile Mechanics Local No. 701	36-6042061	Yellow	Yellow	RP Adopted	2,048	2,201	1,902	Yes	10/31/17 to 5/31/19
Central States Southeast and Southwest Areas	36-6044243	Red	Red	RP Adopted	244	259	254	Yes	5/6/17 to 10/31/17
Other funds					671	501	450
Total contributions					10,099	9,736	8,837
Pension settlement charges (benefit)					5,454	(139)	(509)
Union-administered plans					$15,553	9,597	8,328
_____________

(1)	The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented.

Our contributions are impacted by changes in contractual contributions rates as well as changes in the number of employees covered by each plan.
Savings Plans
Employees who do not actively participate in pension plans and are not covered by union-administered plans are generally eligible to participate in enhanced savings plans. These plans provide for (i) a company contribution even if employees do not make contributions for employees hired before January 1, 2016, (ii) a company match of employee contributions of eligible pay, subject to tax limits and (iii) a discretionary company match. Savings plan costs totaled $39 million in 2017 and $38 million in both 2016 and 2015.

Deferred Compensation and Long-Term Compensation Plans
We have deferred compensation plans that permit eligible U.S. employees, officers and directors to defer a portion of their compensation. The deferred compensation liability, including Ryder matching amounts and accumulated earnings, totaled $63 million and $50 million at December 31, 2017 and 2016, respectively.
We have established grantor trusts (Rabbi Trusts) to provide funding for benefits payable under the supplemental pension plan, deferred compensation plans and long-term incentive compensation plans. The assets held in the trusts were $63 million and $50 million at December 31, 2017 and 2016, respectively. The Rabbi Trusts’ assets consist of short-term cash investments and a managed portfolio of equity securities, including our common stock. These assets, except for the investment in our common stock, are included in “Direct financing leases and other assets” because they are available to our general creditors in the event of insolvency. The equity securities are classified as trading securities and stated at fair value. Both realized and unrealized gains and losses are included in “Miscellaneous income, net.” The Rabbi Trusts’ investment of $2 million in our common stock at both December 31, 2017 and 2016, is reflected at historical cost and included in shareholders’ equity.

Other Postretirement Benefits
We sponsor plans that provide retired U.S. and Canadian employees with certain healthcare and life insurance benefits. Substantially all U.S. and Canadian employees not covered by union-administered health and welfare plans are eligible for the healthcare benefits. Healthcare benefits for our principal plan are generally provided to qualified retirees under age 65 and eligible dependents. This plan requires employee contributions that vary based on years of service and include provisions that limit our contributions. In prior years, we made amendments to our healthcare benefits for early retirees which modified future eligibility requirements for non-grandfathered retirees in the U.S. The post-retirement medical plan was closed to participants who were not at least age 52 with 12 years of service as of December 31, 2013.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Total postretirement benefit income was as follows:

	Years ended December 31,
	2017	2016	2015
	(In thousands)
Service cost	$191	215	363
Interest cost	833	906	1,097
Amortization of:
Net actuarial gain	(1,796)	(1,989)	(1,773)
Prior service credit	(231)	(231)	(1,083)
Postretirement benefit income	$(1,003)	(1,099)	(1,396)

U.S.	$(1,308)	(1,429)	(1,887)
Foreign	305	330	491
	$(1,003)	(1,099)	(1,396)
The following table sets forth the weighted-average discount rates used in determining annual postretirement benefit expense:

	U.S. Plan Years ended December 31,			Foreign Plan Years ended December 31,
	2017	2016	2015	2017	2016	2015
Discount rate	4.20%	4.50%	4.15%	4.00%	4.00%	4.00%

Our postretirement benefit plans are not funded. The following table sets forth the benefit obligations associated with our postretirement benefit plans:

	December 31,
	2017	2016
	(In thousands)
Benefit obligations at January 1	$20,965	21,626
Service cost	191	215
Interest cost	833	906
Actuarial loss (gain)	16	(338)
Benefits paid	(1,182)	(1,609)
Foreign currency exchange rate changes	418	165
Benefit obligations at December 31	$21,241	20,965

Amounts recognized in the Consolidated Balance Sheets consisted of:

	December 31,
	2017	2016
	(In thousands)
Current liability	$1,481	1,506
Noncurrent liability	19,760	19,459
Amount recognized	$21,241	20,965

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Amounts recognized in accumulated other comprehensive loss (pre-tax) consisted of:

	December 31,
	2017	2016
	(In thousands)
Prior service credit	$(154)	(385)
Net actuarial gain	(8,371)	(10,186)
Net amount recognized	$(8,525)	(10,571)

In 2018, we expect to recognize approximately $1 million of the net actuarial gain as a component of postretirement benefit expense. The amount of prior service credit we expect to recognize in 2018 as a component of total postretirement benefit expense is not material.
Our annual measurement date is December 31 for both U.S. and foreign postretirement benefit plans. Assumptions used in determining accrued postretirement benefit obligations were as follows:

	U.S. Plan December 31,		Foreign Plan December 31,
	2017	2016	2017	2016
Discount rate	3.70%	4.20%	3.40%	3.90%
Rate of increase in compensation levels	3.00%	3.00%	3.00%	3.00%
Healthcare cost trend rate assumed for next year	7.25%	7.50%	5.00%	5.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2027	2027	2017	2018

Changing the assumed healthcare cost trend rates by 1% in each year would not have a material effect on the accumulated postretirement benefit obligation at December 31, 2017 or annual postretirement benefit expense for 2017.

The following table details other postretirement benefits expected to be paid in each of the next five fiscal years and in aggregate for the five fiscal years thereafter:

(In thousands)
2018	$1,491
2019	1,463
2020	1,428
2021	1,443
2022	1,442
2023-2027	6,602

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
Our environmental expenses which are presented within “Cost of fuel services” in our Consolidated Statements of Earnings, consist of remediation costs as well as normal recurring expenses such as licensing, testing and waste disposal fees. These expenses totaled $12 million, $10 million and $9 million in 2017, 2016 and 2015, respectively. The carrying amount of our environmental liabilities was $10 million and $9 million at December 31, 2017 and 2016, respectively. Our asset retirement obligations related to fuel tanks to be removed are not included above. Asset retirement obligations totaled $26 million as of December 31, 2017 and 2016, respectively. The carrying amount of our environmental liabilities and our asset retirement obligations are included in “Accrued expenses and other current liabilities” and “Other non-current liabilities” in our Consolidated Balance Sheets.
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

24. OTHER ITEMS IMPACTING COMPARABILITY
Our primary measure of segment performance as shown in Note 28, "Segment Reporting", excludes certain items we do not believe are representative of the ongoing operations of the segment. Excluding these items from our segment measure of performance allows for better year over year comparison:

	Years ended December 31,
	2017	2016	2015
		(In thousands)
Restructuring charges and fees, net (1)	$(21,405)	(5,074)	(18,068)
Tax reform related bonus	(23,278)	—	—
Operating tax adjustment	(2,205)	—	—
Pension related adjustment (2)	(5,454)	(7,650)	509
Gain on sale of property (3)	24,122	—	—
Restructuring charges and fees, net and other items	$(28,220)	(12,724)	(17,559)
_______________
(1) Refer to Note 4, "Restructuring Charges and Fees, Net," for additional information.
(2) Refer to Note 22, "Employee Benefit Plans," for additional information.
(3) Refer to Note 27, Miscellaneous Income, Net for additional information.

In connection with the passing of the 2017 Tax Cuts and Jobs Act, we awarded a one-time bonus, totaling $23 million in the aggregate, to all U.S.-based non-incentive eligible employees of the Company as of December 31, 2017. The bonus is reflected within “Selling, general and administrative expenses” in our Consolidated Statement of Earnings.

During 2017, we determined that certain operating tax expenses related to prior periods had not been recognized in prior period earnings. We recorded a one-time charge of $2 million within “Selling, general and administrative expenses” in our Consolidated Statement of Earnings as the impact of the adjustment was not material to our consolidated financial statements.

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

26. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information was as follows:

	Years ended December 31,
	2017	2016	2015
	(In thousands)
Interest paid	$129,559	143,990	144,973
Income taxes paid	13,692	14,062	13,379
Changes in accounts payable related to purchases of revenue earning equipment	80,781	(142,256)	28,134
Operating and revenue earning equipment acquired under capital leases	7,057	1,230	5,959

27. MISCELLANEOUS INCOME, NET

	Years ended December 31,
	2017	2016	2015

Gains on sales of operating property and equipment	$26,093	2,475	3,045
Insurance proceeds/recoveries	1,734	966	—
Contract settlement	1,600	—	55
Foreign currency transaction gains	657	1,236	1,945
Rabbi trust investment income	10,522	2,763	632
Other, net	3,639	5,628	4,479
Total	$44,245	13,068	10,156

The increase in 2017 is primarily driven by gains of sales of properties of $26 million , which includes the gain on the sale of a SCS property of $24 million, and rabbi trust investment income of $11 million. The increase in 2016 is primarily driven by increased rabbi trust investment income.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

28. SEGMENT REPORTING

Our operating segments are aggregated into reportable business segments based upon similar economic characteristics, products, services, customers and delivery methods. We report our financial performance in three business segments: (1) FMS, which provides leasing, commercial rental and maintenance of trucks, tractors and trailers to customers principally in the U.S., Canada and the U.K.; (2) DTS, which provides vehicles and drivers as part of a dedicated transportation solution in the U.S.; and (3) SCS, which provides comprehensive supply chain solutions including distribution and transportation services in North America and Singapore. Dedicated transportation services provided as part of an integrated, multi-service, supply chain solution to SCS customers are reported in the SCS business segment.
Our primary measurement of segment financial performance, defined as “Earnings Before Tax” (EBT) from continuing operations, includes an allocation of Central Support Services (CSS) and excludes non-operating pension costs, restructuring charges and fees, net discussed in Note 4, "Restructuring Charges and Fees, Net" and items discussed in Note 24, "Other Items Impacting Comparability." CSS represents those costs incurred to support all business segments, including human resources, finance, corporate services, public affairs, information technology, health and safety, legal, marketing and corporate communications. The objective of the EBT measurement is to provide clarity on the profitability of each business segment and, ultimately, to hold leadership of each business segment accountable for their allocated share of CSS costs. Certain costs are considered to be overhead not attributable to any segment and remain unallocated in CSS. Included among the unallocated overhead remaining within CSS are the costs for investor relations, public affairs and certain executive compensation. CSS costs attributable to the business segments are predominantly allocated to FMS, DTS and SCS as follows:

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our FMS segment leases revenue earning equipment and provides fuel, maintenance and other ancillary services to the DTS and SCS segments. Inter-segment revenue and EBT are accounted for at rates similar to those executed with third parties. EBT related to inter-segment equipment and services billed to DTS and SCS customers (equipment contribution) are included in both FMS and the business segment which served the customer and then eliminated (presented as “Eliminations”). Prior amounts have been reclassified to conform to the current period presentation.
Segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented. Each business segment follows the same accounting policies as described in Note 1, “Summary of Significant Accounting Policies.” Business segment revenue and EBT from continuing operations is as follows:

	Years ended December 31,
	2017	2016	2015
	(In thousands)
Revenue:
Fleet Management Solutions:
ChoiceLease	$2,460,424	2,362,040	2,220,929
Commercial rental	777,261	808,912	900,624
ChoiceLease and commercial rental	3,237,685	3,170,952	3,121,553
SelectCare	428,422	415,507	391,137
Other	77,450	78,042	77,625
Fuel services revenue	520,500	463,738	538,277
Total Fleet Management Solutions from external customers	4,264,057	4,128,239	4,128,592
Inter-segment revenue	469,514	427,955	417,100
Fleet Management Solutions	4,733,571	4,556,194	4,545,692
Dedicated Transportation Solutions	1,096,042	1,020,895	895,538
Supply Chain Solutions	1,969,500	1,637,850	1,547,763
Eliminations	(469,514)	(427,955)	(417,100)
Total revenue	$7,329,599	6,786,984	6,571,893

EBT:
Fleet Management Solutions	$312,720	370,829	461,314
Dedicated Transportation Solutions	55,328	63,571	45,575
Supply Chain Solutions	103,102	105,532	93,575
Eliminations	(53,275)	(50,148)	(47,193)
	$417,875	489,784	553,271
Unallocated Central Support Services	(48,128)	(40,736)	(48,700)
Non-operating pension costs (1)	(27,741)	(29,943)	(17,797)
Restructuring charges and fees, net and other items (2)	(28,220)	(12,724)	(17,559)
Earnings before income taxes from continuing operations	$313,786	406,381	469,215
______________

(1)	Non-operating pension costs include the amortization of net actuarial loss and prior service costs, interest cost and expected return on plan assets components of pension and postretirement benefit costs.

(2)	See Note 24, “Other Items Impacting Comparability,” for a discussion of items excluded from our primary measure of segment performance.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table sets forth non-operating pension costs and share-based compensation expense, depreciation expense, used vehicle sales, net, amortization expense and other non-cash charges, net, interest expense (income), capital expenditures paid and total assets for the years ended December 31, 2017, 2016 and 2015, as provided to the chief operating decision-maker for each of Ryder’s reportable business segments:

	FMS	DTS	SCS	CSS	Eliminations	Total
	(In thousands)
2017
Non-operating pension costs and share-based compensation expense	$5,339	1,270	2,982	37,117	—	46,708
Depreciation expense (1)	$1,218,492	3,520	32,255	908	—	1,255,175
Used vehicle sales, net	$17,553	(113)	(199)	—	—	17,241
Amortization expense and other non-cash charges, net	$29,550	(21,967)	1,015	3,516	—	12,114
Interest expense (income) (2)	$144,137	(1,659)	(2,446)	318	—	140,350
Capital expenditures paid	$1,783,917	3,375	50,117	23,027	—	1,860,436
Total assets	$10,386,613	276,832	864,022	196,686	(271,922)	11,452,231
2016
Non-operating pension costs and share-based compensation expense	$5,464	1,254	2,764	46,775	—	56,257
Depreciation expense (1)	$1,156,888	3,222	25,956	984	—	1,187,050
Used vehicle sales, net	$(724)	(90)	(158)	—	—	(972)
Amortization expense and other non-cash charges, net	$34,652	1,027	3,215	(8,227)	—	30,667
Interest expense (income) (2)	$151,297	(1,901)	(1,663)	110	—	147,843
Capital expenditures paid	$1,814,146	2,551	64,186	24,274	—	1,905,157
Total assets	$9,954,452	255,845	713,190	198,394	(219,427)	10,902,454
2015
Non-operating pension costs and share-based compensation expense	$5,672	1,155	3,400	28,751	—	38,978
Depreciation expense (1)	$1,092,750	3,184	25,721	311	—	1,121,966
Used vehicle sales, net	$(99,758)	(54)	(41)	—	—	(99,853)
Amortization expense and other non-cash charges, net	$36,348	1,878	2,971	11,768	—	52,965
Interest expense (income) (2)	$154,276	(1,597)	(2,174)	(71)	—	150,434
Capital expenditures paid (3)	$2,595,961	3,570	27,841	40,606	—	2,667,978
Total assets	$10,061,092	275,634	636,647	202,129	(222,922)	10,952,580
____________

(1)
Depreciation expense associated with CSS assets was allocated to business segments based upon estimated and planned asset utilization. Depreciation expense totaling $24 million, $24 million and $22 million during 2017, 2016 and 2015, respectively, associated with CSS assets was allocated to other business segments.

(2)
Interest expense was primarily allocated to the FMS segment since such borrowings were used principally to fund the purchase of revenue earning equipment used in FMS; however, interest income was also reflected in DTS and SCS based on targeted segment leverage ratios.

(3)	Excludes acquisition payments of $1 million in 2017. See Note 3, “Acquisitions,” for additional information.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Geographic Information

	Years ended December 31,
	2017	2016	2015
	(In thousands)
Revenue:
United States	$6,378,784	5,892,384	5,603,697
Foreign:
Canada	428,252	387,713	408,325
Europe	321,375	339,420	391,339
Mexico	170,398	139,176	139,583
Singapore	30,790	28,291	28,949
	950,815	894,600	968,196
Total	$7,329,599	6,786,984	6,571,893
Long-lived assets:
United States	$7,935,167	7,854,845	7,817,628
Foreign:
Canada	623,576	532,403	504,027
Europe	527,869	472,027	545,630
Mexico	44,997	33,979	31,993
Singapore	357	338	427
	1,196,799	1,038,747	1,082,077
Total	$9,131,966	8,893,592	8,899,705
Certain Concentrations
We have a diversified portfolio of customers across a full array of transportation and logistics solutions and across many industries. We believe this will help to mitigate the impact of adverse downturns in specific sectors of the economy. Our portfolio of ChoiceLease and commercial rental customers is not concentrated in any one particular industry or geographic region. We derive a significant portion of our SCS revenue from the automotive industry, mostly from manufacturers and suppliers of original equipment parts. During 2017, 2016 and 2015, the automotive industry accounted for approximately 40%, 44% and 41%, respectively, of SCS total revenue.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

29. QUARTERLY INFORMATION (UNAUDITED)

		Earnings from Continuing Operations Before Income Taxes	Earnings from Continuing Operations		Earnings from Continuing Operations per Common Share		Net Earnings per Common Share
	Revenue			Net Earnings	Basic	Diluted	Basic	Diluted
	(In thousands, except per share amounts)
2017
First quarter	$1,748,163	59,956	38,279	38,149	0.72	0.71	0.72	0.71
Second quarter	1,793,214	80,692	51,343	50,816	0.97	0.97	0.96	0.96
Third quarter	1,848,529	94,343	58,913	58,623	1.12	1.11	1.11	1.11
Fourth quarter	1,939,693	78,795	642,480	642,970	12.21	12.10	12.22	12.11
Full year	$7,329,599	313,786	791,015	790,558	14.98	14.87	14.97	14.87

2016
First quarter	$1,629,672	88,708	56,185	55,794	1.06	1.05	1.05	1.04
Second quarter	1,703,744	116,779	74,042	73,750	1.39	1.38	1.39	1.38
Third quarter	1,724,418	131,698	85,138	84,752	1.60	1.59	1.60	1.59
Fourth quarter	1,729,150	69,196	49,275	48,181	0.93	0.92	0.91	0.91
Full year	$6,786,984	406,381	264,640	262,477	4.98	4.94	4.94	$4.90

Note: EPS amounts may not be additive due to rounding.

Quarterly and year-to-date computations of per share amounts are made independently; therefore, the sum of per-share amounts for the quarters may not equal per-share amounts for the year.
See Note 4, “Restructuring Charges and Fees, Net,” and Note 24, “Other Items Impacting Comparability,” for items included in earnings during 2017 and 2016.
Earnings from continuing operations and net earnings reflect the tax benefit related to the 2017 Tax Cuts and Jobs Act that was signed into law in December 2017. See Note 13, "Income Taxes" for more information.

RYDER SYSTEM, INC. AND SUBSIDIARES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

		Additions
Description	Balance at Beginning of Period	Charged to Earnings	Transferred from Other Accounts (1)	Deductions (2)	Balance at End of Period
	(In thousands)
2017
Accounts receivable allowance	$14,915	12,335	—	13,403	13,847
Self-insurance accruals (3)	$336,901	327,306	74,153	389,748	348,612
Valuation allowance on deferred tax assets	$16,387	2,213	—	67	18,667
2016
Accounts receivable allowance	$15,560	13,118	—	13,763	14,915
Self-insurance accruals (3)	$311,821	324,673	71,703	371,296	336,901
Valuation allowance on deferred tax assets	$14,991	98	—	(1,298)	16,387
2015
Accounts receivable allowance	$16,388	11,172	—	12,000	15,560
Self-insurance accruals (3)	$298,853	295,399	68,999	351,430	311,821
Valuation allowance on deferred tax assets	$24,742	(1,150)	—	8,601	14,991
______________

(1)	Transferred from other accounts includes employee contributions made to the medical and dental self-insurance plans.

(2)	Deductions represent write-offs, lease termination payments, insurance claim payments during the period and net foreign currency translation adjustments.

(3)
Self-insurance accruals include vehicle liability, workers’ compensation, property damage, cargo and medical and dental, which comprise our self-insurance programs. Amounts charged to earnings include developments in prior years' selected loss development factors which benefited earnings by $9 million in 2017 and charged earnings by $9 million and $4 million in 2016 and 2015, respectively. Prior year presentation of self-insurance accruals has been revised to reflect amounts charged to earnings and deductions consistent with current year presentation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including Ryder’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that at December 31, 2017, Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective.
Management’s Report on Internal Control over Financial Reporting
Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Certified Public Accounting Firm thereon are set out in Item 8 of Part II of this Form 10-K Annual Report.
Changes in Internal Controls over Financial Reporting
During the three months ended December 31, 2017, there were no changes in Ryder’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect such internal control over financial reporting.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table includes information as of December 31, 2017, about certain plans which provide for the issuance of common stock in connection with the exercise of stock options and other share-based awards.

Plans	Number of Securities to be issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (a)
	(a)		(b)		(c)
Equity compensation plans approved by security holders:
Broad based employee stock plans	2,250,700	(1)	$70.47	(3)	2,528,128
Employee stock purchase plan	—		—		783,390
Non-employee directors' stock plans	207,066	(2)	—		38,236
Total	2,457,766		$70.47		3,349,754
_______________

(1)
Includes 1,717,188 stock options, 231,900 time-vested restricted stock awards, 93,164 market-based restricted stock awards and 208,448 performance-based restricted stock awards, which includes 109,350 performance-based restricted stock rights not considered granted under accounting guidance for stock compensation. Refer to Note 21, "Share-Based Compensation Plans", for additional information.

(2)	Includes 200,559 time-vested restricted stock awards, as well as, 6,507 time-vested restricted stock awards vested but not exercisable until six months after the director's retirement.

(3)	Weighted-average exercise price of outstanding options excludes restricted stock awards and restricted stock units.

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

4.2
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

10.1(b)
The Ryder System, Inc. Stock Purchase Plan for Employees, previously filed with the Commission on March 29, 2010, as Appendix B to Ryder System, Inc.'s Definitive Proxy Statement on Schedule 14A, is incorporated by reference into this report.

10.1(c)
Terms and Conditions applicable to restricted stock units granted under the Ryder System, Inc. 2005 Equity Compensation Plan, previously filed with the Commission as an exhibit to Ryder's Quarterly Report on Form 8-K filed with the Commission on May 11, 2005, are incorporated by reference into this report.

10.1(d)
Terms and Conditions applicable to the 2012 Non-Qualified Stock Options granted under the Ryder System, Inc. 2005 Equity Compensation Plan, previously filed with the Commission as an exhibit to Ryder's report on Form 10-Q for the quarter ended March 31, 2012, are incorporated by reference into this report.

10.1(e)
Terms and Conditions applicable to the 2012 Non-Qualified Stock Options granted to the Company's Chief Executive Officer under the Ryder System, Inc. 2005 Equity Compensation Plan, previously filed with the Commission as an exhibit to Ryder's report on Form 10-Q for the quarter ended March 31, 2012, are incorporated by reference into this report.

10.1(f)
Ryder System, Inc. 2012 Equity and Incentive Compensation Plan, previously filed with the Commission as an exhibit to Ryder's Current Report on Form 8-K filed with the Commission on May 10, 2012, is incorporated by reference into this report.

10.1(g)
Terms and Conditions applicable to non-qualified stock options granted under the Ryder System, Inc. 2012 Equity and Incentive Compensation Plan, previously filed with the Commission as an exhibit to Ryder's Current Report on Form 8-K filed with the Commission on May 10, 2012, are incorporated by reference into this report.

10.1(h)
Terms and Conditions applicable to performance-based restricted stock rights granted under the Ryder System, Inc. 2012 Equity and Incentive Compensation Plan, previously filed with the Commission as an exhibit to Ryder's Current Report on Form 8-K filed with the Commission on May 10, 2012, are incorporated by reference into this report.

10.1(i)
Terms and Conditions applicable to performance-based cash awards granted under the Ryder System, Inc. 2012 Equity and Incentive Compensation Plan, previously filed with the Commission as an exhibit to Ryder's Current Report on Form 8-K filed with the Commission on May 10, 2012, are incorporated by reference into this report.

10.1(j)
Terms and Conditions applicable to restricted stock rights granted under the Ryder System, Inc. 2012 Equity and Incentive Compensation Plan, previously filed with the Commission as an exhibit to Ryder's Current Report on Form 8-K filed with the Commission on May 10, 2012, are incorporated by reference into this report.

10.1(k)
Terms and Conditions applicable to restricted stock units granted under the Ryder System, Inc. 2012 Equity and Incentive Compensation Plan, previously filed with the Commission as an exhibit to Ryder's Current Report on Form 8-K filed with the Commission on May 10, 2012, are incorporated by reference into this report.

Exhibit Number	Description
10.1(l)
Agreement, dated April 14, 2016, between Ryder System, Inc. and Gregory F. Greene, previously filed with the Commission on April 26, 2016 as an exhibit to Ryder’s Quarterly Report on Form 10-Q, is incorporated by reference into this report.

10.1(m)
Amended and Restated Ryder System, Inc. 2012 Equity and Incentive Compensation Plan, previously filed with the Commission on May 10, 2016 as an exhibit to Ryder’s Quarterly Report on Form 8-K, is incorporated by reference to this report.

10.1(n)
Form of Terms and Conditions applicable to 2016 annual cash incentive awards granted under the Amended and Restated Ryder System, Inc. 2012 Equity and Incentive Compensation Plan, previously filed with the Commission on July 27, 2016 as an exhibit to Ryder’s Quarterly Report on Form 10-Q, is incorporated by reference to this report.

10.1(o)
Form of Terms and Conditions applicable to non-qualified stock options granted under the Amended and Restated Ryder System, Inc. 2012 Equity and Incentive Compensation Plan, previously filed with the Commission on July 27, 2016 as an exhibit to Ryder’s Quarterly Report on Form 10-Q, is incorporated by reference to this report.

10.1(p)
Form of Terms and Conditions applicable to performance-based restricted stock rights granted under the Amended and Restated Ryder System, Inc. 2012 Equity and Incentive Compensation Plan, previously filed with the Commission on July 27, 2016 as an exhibit to Ryder’s Quarterly Report on Form 10-Q, is incorporated by reference to this report.

10.1(q)
Form of Terms and Conditions applicable to performance-based cash awards granted under the Amended and Restated Ryder System, Inc. 2012 Equity and Incentive Compensation Plan, previously filed with the Commission on July 27, 2016 as an exhibit to Ryder’s Quarterly Report on Form 10-Q, is incorporated by reference to this report.

10.1(r)
Form of Terms and Conditions applicable to restricted stock rights granted under the Amended and Restated Ryder System, Inc. 2012 Equity and Incentive Compensation Plan, previously filed with the Commission on July 27, 2016 as an exhibit to Ryder’s Quarterly Report on Form 10-Q, is incorporated by reference to this report.

10.1(s)
Form of Terms and Conditions applicable to restricted stock units granted under the Amended and Restated Ryder System, Inc. 2012 Equity and Incentive Compensation Plan, previously filed with the Commission on July 27, 2016 as an exhibit to Ryder’s Quarterly Report on Form 10-Q, is incorporated by reference to this report.

10.1(t)
The Form of Amended and Restated Severance Agreement for Chief Executive Officer, previously filed with the Commission on February 14, 2017 as an exhibit to Ryder's Annual Report on Form 10-K for the year ended December 31, 2016, is incorporated by reference into this report.

10.1(u)
The Ryder System, Inc. Executive Severance Plan, effective as of January 1, 2017, previously filed with the Commission on February 14, 2017 as an exhibit to Ryder's Annual Report on Form 10-K for the year ended December 31, 2016, is incorporated by reference into this report.

10.1(v)
Form of Terms and Conditions applicable to 2017 annual cash incentive awards granted under the Amended and Restated Ryder System, Inc. 2012 Equity and Incentive Compensation Plan, previously filed with the Commission on April 25, 2017 as an exhibit to Ryder’s Quarterly Report on Form 10-Q, is incorporated by reference to this report.

10.1(w)
Form of Terms and Conditions applicable to non-qualified stock options granted under the Amended and Restated Ryder System, Inc. 2012 Equity and Incentive Compensation Plan, previously filed with the Commission on April 25, 2017 as an exhibit to Ryder’s Quarterly Report on Form 10-Q, is incorporated by reference to this report.

10.1(x)
Form of Terms and Conditions applicable to performance-based restricted stock rights granted under the Amended and Restated Ryder System, Inc. 2012 Equity and Incentive Compensation Plan, previously filed with the Commission on April 25, 2017 as an exhibit to Ryder’s Quarterly Report on Form 10-Q, is incorporated by reference to this report.

10.1(y)
Form of Terms and Conditions applicable to restricted stock rights granted under the Amended and Restated Ryder System, Inc. 2012 Equity and Incentive Compensation Plan, previously filed with the Commission on April 25, 2017 as an exhibit to Ryder’s Quarterly Report on Form 10-Q, is incorporated by reference to this report.

10.1(z)
Form of Terms and Conditions applicable to restricted stock units granted under the Amended and Restated Ryder System, Inc. 2012 Equity and Incentive Compensation Plan, previously filed with the Commission on April 25, 2017 as an exhibit to Ryder’s Quarterly Report on Form 10-Q, is incorporated by reference to this report.

10.1(aa)
Form of Terms and Conditions applicable to annual cash incentive awards granted under the Amended and Restated Ryder System, Inc. 2012 Equity and Incentive Compensation Plan, filed with the Commission as an exhibit to this Annual Report on Form 10-K.

10.1(bb)
Form of Terms and Conditions applicable to performance-based restricted stock rights granted under the Amended and Restated Ryder System, Inc. 2012 Equity and Incentive Compensation Plan, filed with the Commission as an exhibit to this Annual Report on Form 10-K.

Exhibit Number	Description
10.1(cc)	The Form of Amended and Restated Severance Agreement for named executive officers (other than the Chief Executive Officer) filed with the Commission as an exhibit to this Annual Report on Form 10-K.
10.2(a)
The Ryder System, Inc. Directors Stock Award Plan, as amended and restated at February 10, 2005, previously filed with the Commission on February 24, 2005 as an exhibit to Ryder's Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated by reference into this report.

10.2(b)
The Ryder System, Inc. Directors Stock Plan, as amended and restated at May 7, 2004, previously filed with the Commission on February 24, 2005 as an exhibit to Ryder's Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated by reference into this report.

10.3
The Ryder System Benefit Restoration Plan, as amended and restated, previously filed with the Commission as an exhibit to Ryder's Current Report on Form 8-K filed with the Commission on February 11, 2009, is incorporated by reference into this report.

10.4
Form of Indemnification Agreement for independent directors, effective as of February 24, 2016, previously filed with the Commission as an exhibit to Ryder's Current Report on Form 8-K filed with the Commission on February 29, 2016, is incorporated by reference into this report.

10.5
The Ryder System, Inc. Deferred Compensation Plan, effective as of January 1, 2009, previously filed with the Commission as an exhibit to Ryder's Current Report on Form 8-K filed with the Commission on February 11, 2009, is incorporated by reference to this report.

10.6(a)
Global Revolving Credit Agreement dated as of June 8, 2011, by and among, Ryder System, Inc., certain subsidiaries of Ryder System, Inc., and the lenders and agents named therein, previously filed with the Commission as an exhibit to Ryder's Current Report on Form 8-K filed with the Commission on June 13, 2011, is incorporated by reference into this report.

10.6(b)
Amendment No. 1 dated as of April 20, 2012 to Global Revolving Credit Agreement, by and among Ryder System, Inc., certain Ryder System, Inc. subsidiaries, and the lenders and agents named therein, previously filed with the Commission as an exhibit to Ryder's report on Form 10-Q for the quarter ended March 31, 2012, is incorporated by reference into this report.

10.6(c)
Amendment No. 2 dated as of October 18, 2013 to Global Revolving Credit Agreement, by and among Ryder System, Inc., certain subsidiaries of Ryder System, Inc., and the lenders and agents named therein, previously filed with the Commission as an exhibit to Ryder’s report on Form 10-Q for the quarter ended September 30, 2013, is incorporated by reference into this report.

10.6(d)
Amendment No. 3 dated as of January 30, 2015 to Global Revolving Credit Agreement, by and among Ryder System, Inc., certain subsidiaries of Ryder System, Inc., and the lenders and agents named therein, previously filed with the Commission as an exhibit to Ryder’s report on Form 8-K filed with the Commission on February 2, 2015, is incorporated by reference into this report.

10.7
Employment Offer Letter for Frank Mullen dated as of August 25, 2017, between Ryder System, Inc. and Frank Mullen, previously filed with the Commission as an exhibit to Ryder’s Current Report on Form 8-K filed with the Commission on September 18, 2017, is incorporated by reference in this report.

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

24.1	Manually executed powers of attorney for each of:

	Robert J. Eck	Tamara L. Lundgren
	Michael F. Hilton	Robert A. Hagemann
	Luis P. Nieto, Jr.	E. Follin Smith
	Abbie J. Smith	Hansel E. Tookes, II
John M. Berra

31.1	Certification of Robert E. Sanchez pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of Art A. Garcia pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32	Certification of Robert E. Sanchez and Art A. Garcia pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(b)	Executive Compensation Plans and Arrangements:
Please refer to the description of Exhibits 10.1 through 10.6 set forth under Item 15(a)3 of this report for a listing of all management contracts and compensation plans and arrangements filed with this report pursuant to Item 601(b)(10) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 16, 2018	RYDER SYSTEM, INC.

By: /s/ Robert E. Sanchez
Robert E. Sanchez
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 16, 2018	By: /s/ ROBERT E. SANCHEZ
Robert E. Sanchez
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 16, 2018	By: /s/ ART A. GARCIA
Art A. Garcia
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	February 16, 2018	By: /s/ FRANK MULLEN
Frank Mullen
Vice President and Controller
(Principal Accounting Officer)

Date:	February 16, 2018	By: JOHN M. BERRA *
John M. Berra
Director

Date:	February 16, 2018	By: ROBERT J. ECK *
Robert J. Eck
Director

Date:	February 16, 2018	By: ROBERT A. HAGEMANN *
Robert A. Hagemann
Director

Date:	February 16, 2018	By: MICHAEL F. HILTON*
Michael F. Hilton
Director

Date:	February 16, 2018	By: TAMARA L. LUNDGREN*
Tamara L. Lundgren
Director

Date:	February 16, 2018	By: LUIS P. NIETO, JR. *
Luis P. Nieto, Jr.
Director

Date:	February 16, 2018	By: ABBIE J. SMITH *
Abbie J. Smith
Director

Date:	February 16, 2018	By: E. FOLLIN SMITH *
E. Follin Smith
Director

Date:	February 16, 2018	By: HANSEL E. TOOKES, II *
Hansel E. Tookes, II
Director

Date:	February 16, 2018	*By: /s/ ALENA BRENNER
Alena Brenner
Attorney-in-Fact, pursuant to a power of attorney