Form 10-Q
period 2018-03-31
RYDER SYSTEM INC
filed 2018-05-02
CIK 85961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018
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

The number of shares of Ryder System, Inc. Common Stock ($0.50 par value per share) outstanding at March 31, 2018, was 53,094,898.

RYDER SYSTEM, INC.
FORM 10-Q QUARTERLY REPORT

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(unaudited)

	Three months ended March 31,
	2018	2017
	(In thousands, except per share amounts)
Lease and rental revenues	$824,253	767,590
Services revenue	928,144	840,687
Fuel services revenue	151,070	128,706
Total revenues	1,903,467	1,736,983

Cost of lease and rental	619,207	578,762
Cost of services	787,238	702,900
Cost of fuel services	146,903	125,850
Other operating expenses	33,470	31,271
Selling, general and administrative expenses	208,624	201,095
Non-operating pension costs	1,222	7,330
Used vehicle sales, net	7,409	(780)
Interest expense	37,781	34,886
Miscellaneous income, net	(2,510)	(4,953)
Restructuring and other charges, net	16,023	—
	1,855,367	1,676,361
Earnings from continuing operations before income taxes	48,100	60,622
Provision for income taxes	14,168	22,086
Earnings from continuing operations	33,932	38,536
Loss from discontinued operations, net of tax	(427)	(130)
Net earnings	$33,505	38,406

Earnings (loss) per common share — Basic
Continuing operations	$0.65	0.73
Discontinued operations	(0.01)	—
Net earnings	$0.64	0.72

Earnings (loss) per common share — Diluted
Continuing operations	$0.64	0.72
Discontinued operations	(0.01)	—
Net earnings	$0.63	0.72

Cash dividends declared per common share	$0.52	0.44
See accompanying notes to consolidated condensed financial statements.
Note: EPS amounts may not be additive due to rounding.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three months ended March 31,
	2018	2017
	(In thousands)

Net earnings	$33,505	38,406

Other comprehensive income:

Changes in currency translation adjustment and other	11,892	15,742

Amortization of pension and postretirement items	7,215	8,109
Income tax expense related to amortization of pension and postretirement items	(1,609)	(3,045)
Amortization of pension and postretirement items, net of tax	5,606	5,064

Other comprehensive income, net of taxes	17,498	20,806

Comprehensive income	$51,003	59,212
See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)

	March 31, 2018	December 31, 2017
	(Dollars in thousands, except share amounts)
Assets:
Current assets:
Cash and cash equivalents	$73,857	78,348
Receivables, net of allowance of $15,288 and $13,847, respectively	986,102	1,010,908
Inventories	73,704	73,543
Prepaid expenses and other current assets	177,858	160,094
Total current assets	1,311,521	1,322,893
Revenue earning equipment, net	8,595,583	8,355,262
Operating property and equipment, net of accumulated depreciation of $1,210,379 and $1,192,377, respectively	790,476	776,704
Goodwill	380,122	395,504
Intangible assets, net of accumulated amortization of $58,760 and $57,420, respectively	41,746	42,930
Direct financing leases and other assets	616,709	570,706
Total assets	$11,736,157	11,463,999

Liabilities and shareholders’ equity:
Current liabilities:
Short-term debt and current portion of long-term debt	$677,916	826,069
Accounts payable	618,588	599,303
Accrued expenses and other current liabilities	512,776	589,603
Total current liabilities	1,809,280	2,014,975
Long-term debt	4,999,770	4,583,582
Other non-current liabilities	824,257	812,642
Deferred income taxes	1,244,035	1,211,129
Total liabilities	8,877,342	8,622,328

Shareholders’ equity:
Preferred stock, no par value per share — authorized, 3,800,917; none outstanding, March 31, 2018 or December 31, 2017	—	—
Common stock, $0.50 par value per share — authorized, 400,000,000; outstanding, March 31, 2018 — 53,094,898 December 31, 2017 — 52,955,314	26,547	26,478
Additional paid-in capital	1,054,266	1,051,017
Retained earnings	2,468,005	2,471,677
Accumulated other comprehensive loss	(690,003)	(707,501)
Total shareholders’ equity	2,858,815	2,841,671
Total liabilities and shareholders’ equity	$11,736,157	11,463,999
See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2018	2017
	(In thousands)
Cash flows from operating activities from continuing operations:
Net earnings	$33,505	38,406
Less: Loss from discontinued operations, net of tax	(427)	(130)
Earnings from continuing operations	33,932	38,536
Depreciation expense	336,745	311,207
Goodwill impairment	15,513	—
Used vehicle sales, net	7,409	(780)
Amortization expense and other non-cash charges, net	13,636	8,841
Non-operating pension costs and share-based compensation expense	6,563	12,285
Deferred income tax expense	31,858	19,296
Changes in operating assets and liabilities:
Receivables	22,265	(27,348)
Inventories	(253)	1,876
Prepaid expenses and other assets	(26,040)	(7,577)
Accounts payable	(30,851)	13,966
Accrued expenses and other non-current liabilities	(95,890)	(38,953)
Net cash provided by operating activities from continuing operations	314,887	331,349

Cash flows from financing activities from continuing operations:
Net change in commercial paper borrowings and revolving credit facilities	237,960	9,513
Debt proceeds	446,500	477,550
Debt repaid	(412,080)	(555,671)
Dividends on common stock	(27,795)	(23,907)
Common stock issued	1,417	3,992
Common stock repurchased	(12,921)	(16,846)
Debt issuance costs and other items	(1,259)	(846)
Net cash provided by (used in) financing activities	231,822	(106,215)

Cash flows from investing activities from continuing operations:
Purchases of property and revenue earning equipment	(662,744)	(361,339)
Sales of revenue earning equipment	89,023	95,617
Sales of operating property and equipment	933	892
Collections on direct finance leases and other items	19,744	16,265
Net cash used in investing activities	(553,044)	(248,565)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	3,519	1,501
Decrease in cash, cash equivalents, and restricted cash from continuing operations	(2,816)	(21,930)

Decrease in cash, cash equivalents, and restricted cash from discontinued operations	(348)	(355)

Decrease in cash, cash equivalents, and restricted cash	(3,164)	(22,285)
Cash, cash equivalents, and restricted cash at January 1	83,022	62,639
Cash, cash equivalents, and restricted cash at March 31	$79,858	40,354
See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

1. GENERAL

Interim Financial Statements

The accompanying unaudited Consolidated Condensed Financial Statements include the accounts of Ryder System, Inc. (Ryder) and all entities in which Ryder has a controlling voting interest (subsidiaries) and variable interest entities (VIEs) required to be consolidated in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The accompanying unaudited Consolidated Condensed Financial Statements have been prepared in accordance with the accounting policies described in our 2017 Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements and notes thereto except for the update to our revenue recognition significant accounting policies discussed below. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included and the disclosures herein are adequate. The operating results for interim periods are unaudited and are not necessarily indicative of the results that can be expected for a full year.

Update to Significant Accounting Policies

Our significant accounting policies are detailed in "Note 1: Summary of Significant Accounting Policies" within Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2017. Significant changes to our accounting policies as a result of adopting ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) are discussed below:

Revenue Recognition
We recognize revenue upon the transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. We enter into contracts that can include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. Revenue is recognized net of allowances for returns and amounts collected from customers for taxes, such as sales tax, and remitted to the applicable taxing authorities. We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectibility of consideration is probable. We generally recognize revenue over time as we perform because of continuous transfer of control to our customers.

We generate revenue primarily through the lease, rental and maintenance of revenue earning equipment and by providing logistics management and dedicated services. We classify our revenues in the categories of lease and rental, services and fuel. Our lease and rental revenues are accounted for in accordance with existing lease guidance in Leases (Topic 840) and our services and fuel revenues are accounted for in accordance with revenue recognition guidance in Topic 606.

Lease and rental
Lease and rental includes ChoiceLease and commercial rental revenues from our Fleet Management Solutions (FMS) business segment. We offer a full service lease as well as a lease with more flexible maintenance options under our ChoiceLease product line, which are marketed, priced and managed as bundled lease arrangements, and include equipment, service and financing components. We do not offer a stand-alone unbundled lease of new vehicles. For these reasons, both the lease and service components of our leases are included within lease and rental revenues.

ChoiceLease revenue is recognized in accordance with existing lease accounting guidance in Topic 840. Our ChoiceLease arrangements include lease deliverables such as the lease of a vehicle and the executory agreement for the maintenance, insurance, taxes and other services related to the leased vehicles during the lease term. Arrangement consideration is allocated between the lease deliverables and non-lease deliverables based on management's best estimate of the relative fair value of each deliverable. The arrangement consideration is accounted for pursuant to accounting guidance on leases. Our ChoiceLease arrangements provide for a fixed charge billing and a variable charge billing based on mileage or time usage. Fixed charges are typically billed at the beginning of the month for the services to be provided that month. Variable charges are typically billed a month in arrears.

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

•
The non-lease components of our ChoiceLease arrangements include access to substitute vehicles, emergency road service, and safety services. These services are available to our customers throughout the lease term. Accordingly, revenue is recognized on a straight-line basis over the lease term.

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

Services
Services include SelectCare and other revenues from our FMS business segment and all Dedicated Transportation Solutions (DTS) and Supply Chain Solutions (SCS) revenues.

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

The maintenance service is the only performance obligation in SelectCare contracts. This single performance obligation is satisfied at a point in time for transactional maintenance services or over time for contract maintenance agreements. For contract maintenance agreements, the maintenance performance obligation represents a series of distinct maintenance services performed during the contract period as the services provided are substantially the same and have the same pattern of transfer to our customers. Revenue from SelectCare contracts is recognized as maintenance services are rendered over the terms of the related arrangements. We generally account for long-term maintenance contracts as one-year contracts since our maintenance arrangements are generally cancelable, without penalty, after one year. As a practical expedient, we do not disclose information about remaining performance obligations that have original expected durations of one year or less. For maintenance contracts that are longer than one year (e.g., not cancelable after one year, without penalty), the revenue we recognize corresponds directly with the value of service transferred to date. We measure the progress of transfer based on the costs incurred to provide the service to the customer. The amount that we have the right to invoice for services performed aligns with this measure. As a practical expedient, we do not disclose information about remaining performance obligations for these contracts since the revenue recognized corresponds to the amount we have the right to invoice for services performed.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

In our DTS business segment, we combine equipment, maintenance, drivers, administrative services and additional services to provide customers with a dedicated transportation solution. DTS transportation solutions are customized for our customers based on a transportation analysis to create a logistics design that includes the routing and scheduling of vehicles, the efficient use of vehicle capacity and overall asset utilization. In our SCS business, we offer a broad range of logistics management services designed to optimize the supply chain and address the key business requirements of our customers. SCS operates by industry verticals (Automotive, Technology and Healthcare, Consumer Packaged Goods and Retail, and Industrial) to enable our teams to focus on the specific needs of their customers. Our SCS services are supported by a variety of information technology and engineering solutions.

Revenues from DTS and SCS service contracts are recognized as services are rendered in accordance with contract terms, which typically include (1) fixed and variable billing rates, (2) cost-plus billing rates (based on actual costs incurred to perform services and a contracted mark-up), or (3) variable only or fixed only billing rates for the services. Our billing structure aligns with the value provided to our customers. As a practical expedient, we do not disclose information about remaining performance obligations for these contracts since the revenue recognized corresponds to the amount we have the right to invoice for services performed.

Our customers contract with us to provide a significant service of integrating a set of transportation or supply chain logistical components into a single transportation or supply chain solution. Therefore, we typically account for DTS and SCS service contracts as one performance obligation satisfied over time. Less commonly, however, we may promise to provide distinct goods or services within a contract, in which case we separate the contract into more than one performance obligation. If a contract is separated into more than one performance obligation, we allocate the total transaction price to each performance obligation in an amount based on the estimated relative standalone selling prices of the promised goods or services underlying each performance obligation. We infrequently sell standard products with observable standalone sales. More frequently, we sell a customized customer specific solution, and in these cases we use the expected cost plus a margin approach to estimate the standalone selling price of each performance obligation.

Although not material to our financial statements, in certain contracts, a portion of the contract consideration may be contingent upon the satisfaction of performance criteria, attainment of pain/gain share thresholds or volume thresholds. The amount of contingent consideration included in the determination of the transaction price at the commencement of a contract is only included to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from the initial estimates, we will adjust these estimates, which would affect revenue and earnings in the period such variances become known. In transportation management arrangements where we act as principal, revenue is reported on a gross basis, without deducting third-party purchased transportation costs. To the extent that we are acting as an agent in the arrangement, revenue is reported on a net basis, after deducting purchased transportation costs.

Fuel
Fuel services include fuel services revenue from our FMS business segment. We provide our FMS customers with access to fuel at our maintenance facilities across the United States and Canada. Fuel services revenue is invoiced to customers at contracted rates, separate from other services being provided in other contracts, or at retail prices. Revenue from fuel services is recognized when fuel is delivered to customers. As a practical expedient, we do not disclose information about remaining performance obligations for these contracts since the revenue recognized corresponds to the amount we have the right to invoice for services performed. Fuel is largely a pass-through to our customers, for which we realize minimal changes in profitability during periods of steady market fuel prices. However, profitability may be positively or negatively impacted by sudden increases or decreases in market fuel prices during a short period of time as customer pricing for fuel services is established based on trailing market fuel costs.

Significant Judgments and Estimates
Our contracts with customers often include promises to transfer multiple services to a customer. Determining whether these services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Our DTS and SCS services depend on a significant level of integration and interdependency between the services provided within a contract. Judgment is required to determine whether each service is considered distinct and accounted for separately, or not distinct and accounted for together as a significant integrated service and recognized over time. In making this judgment, we consider whether the services provided, within the context of the contract, represent the transfer of individual services or a combined bundle of services to the customer. This involves evaluating the promises to a customer

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

within a contract to identify the services that need to be performed in order for the transfer of control to occur. Since multiple services that occur at different points in time during a contract may be accounted for as an integrated service, judgment is required to assess the pattern of delivery to our customers.

Our judgments on collectibility are initially established when a business relationship with a customer is initiated and is continuously monitored as services are provided. We have a credit rating system based on internally developed standards and ratings provided by third parties. Our credit rating system, along with monitoring for delinquent payments, allows us to make decisions as to whether collectibility may not be reasonably assured. Factors considered during this process include historical payment trends, industry risks, liquidity of the customer, years in business, and judgments, liens or bankruptcies. When collectibility is not considered reasonably assured (typically when a customer is 120 days past due), revenue is not recognized until it is determined that the customer has the ability and intention to pay.

Contract Balances
We do not have material contract assets as we generally invoice customers as we perform services. Contract receivables are recorded in “Receivables, net” in the Consolidated Condensed Balance Sheets. Payment terms vary by contract type, although terms generally include a requirement of payment within 90 days. As a practical expedient, we do not assess whether a contract has a significant financing component as the period between the receipt of customer payment and the transfer of service to the customer is less than a year. Our contract liabilities consist of deferred revenue. We record deferred revenues when cash payments are received or due in advance of our performance, including amounts that are refundable. We classify deferred revenue as current as we expect to recognize this revenue within 12 months. Revenue is recognized upon satisfaction of the performance obligation.

Costs to Obtain and Fulfill a Contract
Our incremental direct costs of obtaining a contract, which primarily consist of sales commissions and start-up costs, are deferred and amortized over the period of contract performance or a longer period, generally the estimated life of the customer relationship if renewals are expected and the renewal commission is not commensurate with the initial commission. We capitalize incremental direct costs of obtaining a contract that i) relate directly to the contract and ii) are expected to be recovered through revenue generated under the contract. This requires an evaluation of whether the costs are incremental and would not have occurred absent the customer contract. The current and noncurrent portions of incremental costs to obtain and fulfill a contract are included in “Prepaid expenses and other current assets” and “Direct financing leases and other assets” respectively, in the Consolidated Condensed Balance Sheets. Costs are amortized in “Selling, general and administrative expenses” in the Consolidated Condensed Statements of Earnings on a straight-line basis over the expected period of benefit.

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

Share-Based Compensation

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The amendments in this update are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. We adopted the standard during the first quarter of 2018 and it did not have an impact on our consolidated financial position, results of operations, or cash flows.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

Statement of Cash Flows

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows, which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. In November 2016, the FASB issued additional guidance related to the statement of cash flows, which requires companies to explain the change during the period in the total of cash, cash equivalents, and restricted cash or restricted cash equivalents. The standard is effective January 1, 2018, with early adoption permitted. We adopted the standard during the first quarter of 2018. As a result of this update, restricted cash is included within cash and cash equivalents on our statements of consolidated cash flows. As of March 31, 2018 and December 31, 2017, we had $6 million and $5 million respectively, in prepaid expenses and other current assets associated with our like-kind exchange program for certain of our U.S. based revenue earning equipment.

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases. The standard requires lessees to classify leases as either finance or operating leases. This classification will determine whether the related expense will be recognized based on asset amortization and interest on the obligation or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of- use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. We do not expect the lessee requirements to have a material impact on our consolidated financial position, results of operations or cash flows.

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

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which together with related, subsequently issued guidance, requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. In addition, Topic 606 requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. We adopted Topic 606 in the first quarter of 2018 using the full retrospective method, which required us to restate each prior reporting period presented.

Upon adoption of Topic 606, we applied the standard’s practical expedient that permits the omission of disclosures of the prior period allocation of the transaction price to remaining performance obligations and an explanation of when the entity expects to recognize that amount as revenue.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

Adoption of the new revenue recognition standard impacted our previously reported Consolidated Condensed Statement of Operations results as follows (in thousands, except per share amounts):

	Three months ended March 31, 2017
		New Revenue
	As Previously	Standard
	Reported	Adjustment	As Revised
Services revenue (1)	$851,867	(11,180)	840,687
Total revenues	1,748,163	(11,180)	1,736,983
Cost of services (1)	714,080	(11,180)	702,900
Selling, general and administrative expenses	201,761	(666)	201,095
Earnings from continuing operations before income taxes	59,956	666	60,622
Provision for income taxes	21,677	409	22,086
Earnings from continuing operations	38,279	257	38,536
Net earnings	38,149	257	38,406

Earnings per common share - Basic
Continuing operations	0.72	0.01	0.73

Earnings per common share - Diluted
Continuing operations	0.71	0.01	0.72
Net earnings	0.71	0.01	0.72
————————————

(1)
Amount includes $11 million correction of a prior period error. We historically accounted for certain freight brokerage agreements as a principal and presented revenue and costs related to subcontracted transportation on a gross basis in our financial statements. In adopting Topic 606, we reviewed and evaluated our existing revenue contracts and determined that certain of our freight brokerage agreements should have historically been presented on a net basis as an agent. We evaluated the materiality of this revision, quantitatively and qualitatively. We concluded it was not material to any of our previously issued consolidated financial statements and correction as an out of period adjustment in the current period was not material.

Adoption of the new revenue recognition standard impacted our previously reported Consolidated Condensed Statement of Comprehensive Income as follows (in thousands):

	Three months ended March 31, 2017
		New Revenue
	As Previously	Standard	As
	Reported	Adjustment	Revised
Net earnings	$38,149	257	38,406
Comprehensive income	58,955	257	59,212

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

Adoption of the new revenue recognition standard impacted our previously reported Consolidated Condensed Balance Sheet as follows (in thousands):

	December 31, 2017
		New Revenue
	As Previously	Standard
	Reported	Adjustment	As Revised
Prepaid expenses and other current assets	$159,483	611	160,094
Total current assets	1,322,282	611	1,322,893
Direct financing leases and other assets	559,549	11,157	570,706
Total assets	11,452,231	11,768	11,463,999
Accrued expenses and other current liabilities	587,406	2,197	589,603
Total current liabilities	2,012,778	2,197	2,014,975
Other non-current liabilities	812,089	553	812,642
Deferred income taxes	1,208,766	2,363	1,211,129
Total liabilities	8,617,215	5,113	8,622,328
Retained earnings	2,465,022	6,655	2,471,677
Total shareholders' equity	2,835,016	6,655	2,841,671
Total liabilities and shareholders' equity	11,452,231	11,768	11,463,999

Income Taxes

In February 2018, the FASB issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which permits - but does not require - companies to reclassify stranded tax effects caused by 2017 tax reform from accumulated other comprehensive income to retained earnings. Additionally, the ASU requires new disclosures by all companies, whether they opt to do the reclassification or not. The standard is effective fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact of the adoption of this standard on our consolidated financial position, results of operations and cash flows.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

3. REVENUE

Disaggregation of Revenue

The following tables disaggregate our revenue by primary geographical market, major product/service lines, and industry:

Primary Geographical Markets

	Three months ended March 31, 2018
	FMS	DTS	SCS	Eliminations	Total
	(In thousands)
United States	$1,080,455	298,970	391,653	(127,717)	1,643,361
Canada	74,468	—	43,093	(5,072)	112,489
Europe	87,656	—	—	—	87,656
Mexico	—	—	54,262	—	54,262
Singapore	—	—	5,699	—	5,699
Total revenue	$1,242,579	298,970	494,707	(132,789)	1,903,467

	Three months ended March 31, 2017
	FMS	DTS	SCS	Eliminations	Total
	(In thousands)
United States	$990,261	266,630	358,347	(109,582)	1,505,656
Canada	65,822	—	40,845	(4,148)	102,519
Europe	76,387	—	—	—	76,387
Mexico	—	—	45,041	—	45,041
Singapore	—	—	7,380	—	7,380
Total revenue	$1,132,470	266,630	451,613	(113,730)	1,736,983

Major Products/Service Lines

	Three months ended March 31, 2018
	FMS	DTS	SCS	Eliminations	Total
	(In thousands)
ChoiceLease	$690,431	—	—	(60,644)	629,787
SelectCare	121,873	—	—	(9,345)	112,528
Commercial rental	204,530	—	—	(10,064)	194,466
Fuel	203,807	—	—	(52,736)	151,071
Other	21,938	—	—	—	21,938
DTS	—	298,970	—	—	298,970
SCS	—	—	494,707	—	494,707
Total revenue	$1,242,579	298,970	494,707	(132,789)	1,903,467

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

	Three months ended March 31, 2017
	FMS	DTS	SCS	Eliminations	Total
	(In thousands)
ChoiceLease	$656,312	—	—	(54,217)	602,095
SelectCare	113,609	—	—	(9,452)	104,157
Commercial rental	174,006	—	—	(8,511)	165,495
Fuel	170,254	—	—	(41,550)	128,704
Other	18,289	—	—	—	18,289
DTS	—	266,630	—	—	266,630
SCS	—	—	451,613	—	451,613
Total revenue	$1,132,470	266,630	451,613	(113,730)	1,736,983

Industry

Our SCS business segment includes revenue from the below industries:

	Three months ended March 31,
	2018	2017
	(In thousands)
Automotive	$207,792	196,441
Technology and healthcare	103,097	82,658
CPG and retail	135,358	118,949
Industrial and other	48,460	53,565
Total revenue	$494,707	451,613

Contract Balances

We record a receivable related to revenue recognized when we have an unconditional right to invoice. There were no material contract assets as of March 31, 2018 or December 31, 2017. Trade receivables were $882 million and $899 million at March 31, 2018 and December 31, 2017, respectively. Impairment losses on receivables were not material during the first quarters of 2018 and 2017.

Contract liabilities relate to payments received in advance of performance under the contract. Changes in contract liabilities are due to our performance under the contract. The following table presents changes in contract liabilities for the three months ended March 31, 2018:

2018
(In thousands)
Balance at January 1	$14,004
Deferral of revenue	67,401
Recognition of deferred revenue	(64,005)
Balance at March 31	$17,400

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

4. REVENUE EARNING EQUIPMENT

	March 31, 2018			December 31, 2017
	Cost	Accumulated Depreciation	Net Book Value (1)	Cost	Accumulated Depreciation	Net Book Value (1)
	(In thousands)
Held for use:
ChoiceLease	$10,182,353	(3,486,416)	6,695,937	$10,002,981	(3,367,431)	6,635,550
Commercial rental	2,790,551	(999,632)	1,790,919	2,616,706	(1,001,965)	1,614,741
Held for sale	401,555	(292,828)	108,727	403,229	(298,258)	104,971
Total	$13,374,459	(4,778,876)	8,595,583	$13,022,916	(4,667,654)	8,355,262
 ————————————

(1)
Revenue earning equipment, net includes vehicles under capital leases of $24 million, less accumulated depreciation of $12 million, at March 31, 2018, and $29 million, less accumulated depreciation of $14 million, at December 31, 2017.

We lease revenue earning equipment to customers for periods typically ranging from three to seven years for trucks and tractors and up to ten years for trailers. The majority of our leases are classified as operating leases. However, some of our revenue earning equipment leases are classified as direct financing leases and, to a lesser extent, sales-type leases. As of March 31, 2018 and December 31, 2017, the net investment in direct financing and sales-type leases was $454 million and $447 million, respectively. Our direct financing lease customers operate in a wide variety of industries, and we have no significant customer concentrations in any one industry. We assess credit risk for all of our customers including those who lease equipment under direct financing leases prior to signing a ChoiceLease contract. For those customers who are designated as high risk, we typically require deposits to be paid in advance in order to mitigate our credit risk. Additionally, our receivables are collateralized by the vehicles, which further mitigates our credit risk.

As of March 31, 2018 and December 31, 2017, the amount of direct financing lease receivables past due was not significant, and there were no impaired receivables. Accordingly, we do not believe there is a material risk of default with respect to the direct financing lease receivables.

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

The following table presents our assets held for sale that are measured at fair value on a nonrecurring basis and considered a Level 3 fair value measurement:

			Total Losses (2)
			Three months ended March 31,
	March 31, 2018	December 31, 2017	2018	2017
	(In thousands)
Assets held for sale:
Revenue earning equipment (1):
Trucks	$35,636	33,208	$8,601	5,800
Tractors	26,547	27,976	3,377	5,183
Trailers	2,041	2,100	1,593	568
Total assets at fair value	$64,224	63,284	$13,571	11,551
 ————————————

(1)
Assets held for sale in the above table only include the portion of revenue earning equipment held for sale where net book values exceeded fair values and fair value adjustments were recorded. The net book value of assets held for sale that were less than fair value was $45 million and $42 million as of March 31, 2018 and December 31, 2017, respectively.

(2)	Total losses represent fair value adjustments for all vehicles reclassified to held for sale throughout the period for which fair value was less than net book value.

For the three months ended March 31, 2018 and 2017, the components of used vehicle sales, net were as follows:

	Three months ended March 31,
	2018	2017
	(In thousands)
Gains on vehicle sales, net	$(6,162)	(12,331)
Losses from fair value adjustments	13,571	11,551
Used vehicle sales, net	$7,409	(780)

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

5. GOODWILL

The carrying amount of goodwill attributable to each reportable business segment was as follows:

	Fleet Management Solutions	Dedicated Transportation Solutions	Supply Chain Solutions	Total
	(In thousands)
Balance at December 31, 2017
Goodwill	$237,176	40,808	146,741	424,725
Accumulated impairment losses	(10,322)	—	(18,899)	(29,221)
	226,854	40,808	127,842	395,504
Foreign currency translation adjustments	284	—	(153)	131
Balance at March 31, 2018
Goodwill	237,460	40,808	146,588	424,856
Accumulated impairment losses	(25,835)	—	(18,899)	(44,734)
	$211,625	40,808	127,689	380,122

On October 1, 2017, we completed our annual goodwill impairment test and determined there was no impairment. However, based on market conditions impacting our FMS Europe reporting unit's financial performance in the first quarter of 2018, we performed an interim impairment test as of March 31, 2018. Based on our analysis, we determined that all goodwill associated with our FMS Europe reporting unit was impaired and recorded an impairment charge of $16 million. The impairment charge was recorded within “Restructuring and other charges, net” in our Consolidated Condensed Statements of Earnings.

6. ACCRUED EXPENSES AND OTHER LIABILITIES

	March 31, 2018			December 31, 2017
	Accrued Expenses	Non-Current Liabilities	Total	Accrued Expenses	Non-Current Liabilities	Total
	(In thousands)
Salaries and wages	$82,196	—	82,196	$135,930	—	135,930
Deferred compensation	4,639	56,682	61,321	4,269	58,411	62,680
Pension benefits	3,858	412,797	416,655	3,863	412,417	416,280
Other postretirement benefits	1,476	19,243	20,719	1,481	19,760	21,241
Other employee benefits	11,571	—	11,571	28,636	3,279	31,915
Insurance obligations (1)	129,803	252,739	382,542	130,848	242,473	373,321
Operating taxes	99,039	—	99,039	95,848	—	95,848
Income taxes	3,630	24,911	28,541	8,550	23,888	32,438
Interest	25,987	—	25,987	30,003	—	30,003
Deposits, mainly from customers	72,736	3,533	76,269	69,903	3,638	73,541
Deferred revenue	17,400	—	17,400	14,004	—	14,004
Restructuring liabilities (2)	9,245	—	9,245	13,074	—	13,074
Other	51,196	54,352	105,548	53,194	48,776	101,970
Total	$512,776	824,257	1,337,033	$589,603	812,642	1,402,245
 ————————————

(1)	Insurance obligations are primarily comprised of self-insured claim liabilities.

(2)
The reduction in restructuring liabilities from December 31, 2017, principally represents cash payments for employee termination costs. The majority of the balance remaining in restructuring liabilities is expected to be paid by the end of 2018.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

7. INCOME TAXES

Tax Law Changes

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the “Act”) was signed into law. The Act made broad and complex changes to the U.S. tax code and it will take time to fully interpret the changes. The Act significantly impacted our first quarter 2018 earnings, and will impact earnings in future periods; however, we have not fully completed the accounting under Income Taxes (Topic 740) for certain of the Act’s new provisions. In accordance with Topic 740, to the extent the accounting for certain income tax effects of the Act was incomplete, but we were able to determine a reasonable estimate of those effects, a provisional amount (“provisional amount”) has been included in our financial statements. Conversely, where a reasonable estimate of the tax effects of the Act cannot be determined, no related provisional amounts have been included in the financial statements. We intend to adjust the tax effects for the relevant items during the allowed 2018 measurement period.

The Act also requires companies to pay a one-time transition tax on unremitted earnings of certain foreign subsidiaries that had not been subject to U.S. income tax and creates new taxes on certain foreign earnings. We included a $33 million provisional estimate for the transition tax in the December 31, 2017, financial statements. On April 2, 2018, the Internal Revenue Service issued Notice 2018-26, which will require us to increase the provisional estimate related to the one-time transition tax. We currently estimate the additional tax provision to be approximately $30 million in the second quarter. The estimate will be further adjusted during the measurement period as we refine our determination of historical earnings and profits and the amount of cash and cash equivalents held in foreign entities.

As of March 31, 2018, we have alternative minimum tax (AMT) credit carryforwards of $23 million, which do not expire and can be used to offset regular income taxes in future years. Under the Act, the AMT was repealed and taxpayers may claim a refund of 50% of their remaining AMT credit carryforwards (to the extent the credits exceed regular tax for the year) in 2018, 2019 and 2020. Any AMT credits remaining after 2020 will be refunded in 2021. Pursuant to the requirements of the Balanced Budget and Emergency Deficit Control Act of 1985, refundable AMT credits may be subject to sequestration, which is currently 6.2% for refunds after 2019, and during the first quarter of 2018, the Internal Revenue Service clarified sequestration would apply to refundable AMT credits under the Act. We reclassified our credits to a receivable and recorded a charge of $1 million to account for the sequestration reduction. The reclassification and provision for sequestration are adjustments to provisional estimates of the tax effects of the Act.

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
State — for the majority of states, tax returns are closed through fiscal year 2011.
Foreign — we are no longer subject to foreign tax examinations by tax authorities for tax years before 2010 in Canada, 2012 in Brazil, 2012 in Mexico and 2013 in the U.K., which are our major foreign tax jurisdictions.

At March 31, 2018 and December 31, 2017, the total amount of gross unrecognized tax benefits (including interest and penalties, excluding the federal benefit on state issues) was $65 million and $68 million, respectively. During the first quarter of 2018, we determined that reserves for certain uncertain tax positions should have been reversed in prior periods when the

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

statutes of limitations expired. As the amounts were not material to our consolidated financial statements in any individual period, and the cumulative amount is not material to 2018 results, we recognized a one-time $3 million benefit in our provision for income taxes related to this reversal.

Effective Tax Rate

Our effective income tax rate from continuing operations for the first quarter of 2018 was 29.5% compared with 36.4% in the same period of the prior year reflecting lower taxable earnings, the $3 million reversal of reserves for certain uncertain tax positions and a net benefit to the effective income tax rate from the Act. The decrease in the effective income tax rate was offset by the impact of the $16 million non-deductible goodwill impairment charge related to our FMS Europe reporting unit and the $1 million sequestration reduction for expected refundable AMT credits resulting from the Act.

8. DEBT

	Weighted-Average Interest Rate
	March 31, 2018	December 31, 2017	Maturities	March 31, 2018	December 31, 2017
				(In thousands)
Short-term debt and current portion of long-term debt:
Short-term debt	1.54%	1.79%		$36,498	35,509
Current portion of long-term debt				641,418	790,560
Total short-term debt and current portion of long-term debt				677,916	826,069
Long-term debt:
U.S. commercial paper (1)	2.08%	1.56%	2020	780,975	570,218
Canadian commercial paper (1)	1.54%	—%	2020	41,000	—
Global revolving credit facility	2.70%	2.80%	2020	800	17,328
Unsecured U.S. notes — Medium-term notes (1)	2.83%	2.73%	2018-2025	4,113,377	4,014,091
Unsecured U.S. obligations	—%	2.79%	2018	—	50,000
Unsecured foreign obligations	1.60%	1.50%	2018-2020	236,733	230,380
Asset-backed U.S. obligations (2)	1.85%	1.85%	2018-2022	479,871	491,899
Capital lease obligations	3.58%	3.53%	2018-2024	18,351	20,871
Total before fair market value adjustment				5,671,107	5,394,787
Fair market value adjustment on notes subject to hedging (3)				(14,555)	(7,192)
Debt issuance costs				(15,364)	(13,453)
				5,641,188	5,374,142
Current portion of long-term debt				(641,418)	(790,560)
Long-term debt				4,999,770	4,583,582
Total debt				$5,677,686	5,409,651
 ————————————

(1)	Amounts are net of unamortized original issue discounts of $8 million and $6 million at March 31, 2018 and December 31, 2017.

(2)	Asset-backed U.S. obligations are related to financing transactions involving revenue earning equipment.

(3)	The notional amount of the executed interest rate swaps designated as fair value hedges was $825 million at March 31, 2018 and December 31, 2017.

We maintain a $1.2 billion global revolving credit facility with a syndicate of twelve lending institutions led by Bank of America N.A., Bank of Tokyo-Mitsubishi UFJ, Ltd., BNP Paribas, Mizuho Corporate Bank, Ltd., Royal Bank of Canada, Lloyds Bank Plc, U.S. Bank National Association and Wells Fargo Bank, N.A. The facility matures in January 2020. The agreement provides for annual facility fees that range from 7.5 basis points to 25 basis points based on Ryder's long-term credit ratings. The annual facility fee is currently 10 basis points, which applies to the total facility size of $1.2 billion.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

The credit facility is used primarily to finance working capital but can also be used to issue up to $75 million in letters of credit (there were no letters of credit outstanding against the facility at March 31, 2018). At our option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. The credit facility contains no provisions limiting its availability in the event of a material adverse change to Ryder’s business operations; however, the credit facility does contain standard representations and warranties, events of default, cross-default provisions and certain affirmative and negative covenants.

In order to maintain availability of funding, we must maintain a ratio of debt to consolidated net worth of less than or equal to 300%. Net worth, as defined in the credit facility, represents shareholders' equity excluding any accumulated other comprehensive income or loss associated with our pension and other postretirement plans. The ratio at March 31, 2018 was 167%. At March 31, 2018, there was $341 million available under the credit facility.

Our global revolving credit facility enables us to refinance short-term obligations on a long-term basis. Short-term commercial paper obligations not required for working capital needs are classified as long-term as we have both the intent and ability to refinance on a long-term basis. In addition, we have the intent and ability to refinance the current portion of certain long-term debt on a long-term basis. At March 31, 2018, we classified $822 million of short-term commercial paper as long-term debt. At December 31, 2017, we classified $570 million of short-term commercial paper and $16 million of the current portion of long-term debt as long-term debt.

In February 2018, we issued $450 million of unsecured medium-term notes maturing in March 2023. The proceeds from these notes were used to pay off maturing debt and for general corporate purposes. If these notes are downgraded below investment grade following, and as a result of, a change in control, the note holders can require us to repurchase all or a portion of the notes at a purchase price equal to 101% of principal value plus accrued and unpaid interest.

We have a trade receivables purchase and sale program, pursuant to which we sell certain of our domestic trade accounts receivable to a bankruptcy remote, consolidated subsidiary of Ryder, that in turn sells, on a revolving basis, an ownership interest in certain of these accounts receivable to a committed purchaser. The subsidiary is considered a VIE and is consolidated based on our control of the entity’s activities. We use this program to provide additional liquidity to fund our operations, particularly when it is cost effective to do so. The costs under the program may vary based on changes in interest rates. The available proceeds that may be received under the program are limited to $175 million. The program was renewed in October 2017. If no event occurs which causes early termination, the 364-day program will expire on October 22, 2018. The program contains provisions restricting its availability in the event of a material adverse change to our business operations or the collectibility of the collateralized receivables. Sales of receivables under this program are accounted for as secured borrowings based on our continuing involvement in the transferred assets. No amounts were outstanding under the program at March 31, 2018 or December 31, 2017.

At March 31, 2018 and December 31, 2017, we had letters of credit and surety bonds outstanding totaling $350 million, which primarily guarantee the payment of insurance claims.

The fair value of total debt (excluding capital lease and asset-backed U.S. obligations) at March 31, 2018 and December 31, 2017 was approximately $5.19 billion and $4.95 billion, respectively. For publicly-traded debt, estimates of fair value were based on market prices. For other debt, fair value was estimated based on a model-driven approach using rates currently available to us for debt with similar terms and remaining maturities. The fair value measurements of our publicly-traded debt and other debt were classified within Level 2 of the fair value hierarchy. The carrying amounts reported in the Consolidated Condensed Balance Sheets for “Cash and cash equivalents,” “Receivables, net” and “Accounts payable” approximate fair value because of the immediate or short-term maturities of these financial instruments.

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

As of March 31, 2018, we had interest rate swaps outstanding that are designated as fair value hedges for certain debt obligations, with a total notional value of $825 million and maturities through 2020. Interest rate swaps are measured at fair value on a recurring basis using Level 2 fair value inputs. The fair value of these interest rate swaps was a liability of $15 million and $7 million as of March 31, 2018 and December 31, 2017, respectively. The amounts are presented in "Accrued expenses and other current liabilities" and "Other non-current liabilities" in our Consolidated Condensed Balance Sheets. Changes in the fair value of our interest rate swaps were offset by changes in the fair value of the hedged debt instruments. Accordingly, there was no ineffectiveness related to the interest rate swaps.

As of March 31, 2018, we had an interest rate swap outstanding that was designated as a cash flow hedge for a certain debt obligation, with a total notional value of $16 million and maturity through 2021. The interest rate swap is measured at fair value on a recurring basis using Level 2 fair value inputs. The fair value of this interest rate swap was not material as of March 31, 2018. The amounts are presented in "Other non-current liabilities" in our Consolidated Condensed Balance Sheets. The effective portion of the change in the fair value of the hedging instrument is reported in other comprehensive income. The amounts accumulated in other comprehensive income are reclassified to earnings when the related interest payments affect earnings. There was no ineffectiveness related to the interest rate swap.

10. SHARE REPURCHASE PROGRAMS

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

During the three months ended March 31, 2018 and March 31, 2017, we repurchased approximately 171,000 shares for $13 million and 221,000 shares for $17 million, respectively.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

11. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following summary sets forth the components of accumulated other comprehensive loss, net of tax:

	Currency Translation Adjustments and Other	Net Actuarial Loss (1)	Prior Service (Cost)/ Credit (1)	Accumulated Other Comprehensive Loss
	(In thousands)
December 31, 2017	$(140,438)	(560,153)	(6,910)	(707,501)
Amortization	—	5,517	89	5,606
Other current period change	11,892	—	—	11,892
March 31, 2018	$(128,546)	(554,636)	(6,821)	(690,003)

	Currency Translation Adjustments and Other	Net Actuarial Loss (1)	Prior Service Credit (1)	Accumulated Other Comprehensive Loss
	(In thousands)
December 31, 2016	$(206,610)	(620,292)	(7,130)	(834,032)
Amortization	—	5,011	53	5,064
Other current period change	15,742	—	—	15,742
March 31, 2017	$(190,868)	(615,281)	(7,077)	(813,226)
_______________________

(1)	These amounts are included in the computation of net pension expense. See Note 14, "Employee Benefit Plans," for further information.

The gain from currency translation adjustments in the three months ended March 31, 2018 of $12 million was primarily due to the strengthening of the British Pound against the U.S. Dollar, partially offset by the weakening of the Canadian Dollar against the U.S. Dollar. The gain from currency translation adjustments in the three months ended March 31, 2017 of $16 million was due to the strengthening of the British Pound and the Canadian Dollar against the U.S. Dollar.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

12. EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per common share from continuing operations:

	Three months ended March 31,
	2018	2017
	(In thousands, except per share amounts)
Earnings per share — Basic:
Earnings from continuing operations	$33,932	38,536
Less: Earnings allocated to unvested stock	(118)	(132)
Earnings from continuing operations available to common shareholders — Basic	$33,814	38,404

Weighted average common shares outstanding — Basic	52,405	52,945

Earnings from continuing operations per common share — Basic	$0.65	0.73

Earnings per share — Diluted:
Earnings from continuing operations	$33,932	38,536
Less: Earnings allocated to unvested stock	(118)	(132)
Earnings from continuing operations available to common shareholders — Diluted	$33,814	38,404

Weighted average common shares outstanding — Basic	52,405	52,945
Effect of dilutive equity awards	608	451
Weighted average common shares outstanding — Diluted	53,013	53,396

Earnings from continuing operations per common share — Diluted	$0.64	0.72

Anti-dilutive equity awards not included above	1,046	591

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

The following table provides information on share-based compensation expense and income tax benefits recognized during the periods:

	Three months ended March 31,
	2018	2017
	(In thousands)
Stock option and stock purchase plans	$1,875	1,905
Unvested stock	3,466	3,050
Share-based compensation expense	5,341	4,955
Income tax benefit	(1,161)	(1,734)
Share-based compensation expense, net of tax	$4,180	3,221

During the three months ended March 31, 2018 and 2017, approximately 347,000 and 462,000 stock options, respectively, were granted under the Plans. These awards generally vest in equal annual installments over a three year period beginning on the date of grant. The stock options have contractual terms of ten years. The fair value of each option award at the date of grant was estimated using a Black-Scholes-Merton option-pricing valuation model. Share-based compensation expense is recognized on a straight-line basis over the vesting period. The weighted-average fair value per option granted during the three months ended March 31, 2018 and 2017 was $15.89 and $15.71, respectively.

During the three months ended March 31, 2018, there were no market-based restricted stock rights granted under the Plans. There were approximately 45,000 market-based restricted stock rights granted during the first quarter of 2017. The awards are segmented into three performance periods of one, two and three years. At the end of each performance period, up to 150% of the award in 2017 may be earned based on Ryder's total shareholder return (TSR) compared to the target TSR of a peer group over the applicable performance period. If earned, employees will receive the grant of stock at the end of the relevant three-year performance period provided they continue to be employed with Ryder, subject to Compensation Committee approval. The fair value of the market-based restricted stock rights was estimated using a lattice-based option-pricing valuation model that incorporates a Monte-Carlo simulation. The fair value of the market-based awards was determined on the grant date and considers the likelihood of Ryder achieving the market-based condition. Share-based compensation expense is recognized on a straight-line basis over the vesting period. The weighted-average fair value per market-based restricted stock right granted during the three months ended March 31, 2017 was $73.43.

During the three months ended March 31, 2018 and 2017, approximately 95,000 and 142,000 performance-based restricted stock rights (PBRSRs), respectively, were awarded under the Plans. The awards are segmented into three one-year performance periods. For these awards, up to 150% of the awards in 2018 and in 2017 may be earned based on Ryder's one-year adjusted return on capital (ROC) measured against an annual ROC target. If earned, employees will receive the grant of stock three years after the grant date, provided they continue to be employed with Ryder, subject to Compensation Committee approval. For accounting purposes, these awards are not considered granted until the Compensation Committee approves the annual ROC target. During the three months ended March 31, 2018 and 2017, approximately 98,000 and 79,000 PBRSRs, respectively, were considered granted for accounting purposes. The fair value of the PBRSRs is determined and fixed on the grant date based on Ryder's stock price on the date of grant. Share-based compensation expense is recognized on a straight-line basis over the vesting period, based upon the probability that the performance target will be met. The weighted-average fair value per PBRSR granted during the three months ended March 31, 2018 and 2017 was $74.72 and $76.49, respectively.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

During the three months ended March 31, 2018, approximately 51,000 performance-based restricted stock rights (PBRSRs) were awarded under the Plans. For these awards, up to 200% of the awards may be earned based on the spread between Ryder's adjusted return on capital and the cost of capital (ROC/COC) measured against a three-year ROC/COC target. The majority of these awards include a TSR modifier. The Company’s TSR will be compared against the TSR of each of the companies in a custom peer group to determine the Company’s TSR percentile rank versus this custom peer group. The number of ROC/COC PBRSRs will then be adjusted based on the Company’s relative TSR percentile rank. The fair value of these PBRSRs is estimated using a lattice-based option-pricing valuation model that incorporates a Monte-Carlo simulation. Share-based compensation expense is recognized on a straight-line basis over the vesting period, based upon the probability that the performance target will be met. The weighted-average fair value per PBRSR granted during the three months ended March 31, 2018 was $72.93.

During the three months ended March 31, 2018, approximately 51,000 performance-based restricted stock rights (PBRSRs) were awarded under the Plans. For these awards, up to 200% of the awards may be earned based on Ryder's strategic revenue growth (SRG) measured against a three-year SRG target. The majority of these awards include a TSR modifier. The Company’s TSR will be compared against the TSR of each of the companies in a custom peer group to determine the Company’s TSR percentile rank versus this custom peer group. The number of SRG PBRSRs will then be adjusted based on the Company’s relative TSR percentile rank. The fair value of these PBRSRs is estimated using a lattice-based option-pricing valuation model that incorporates a Monte-Carlo simulation. Share-based compensation expense is recognized on a straight-line basis over the vesting period, based upon the probability that the performance target will be met. The weighted-average fair value per PBRSR granted during the three months ended March 31, 2018 was $72.93.

During the three months ended March 31, 2018 and 2017, approximately 132,000 and 85,000 time-vested restricted stock rights, respectively, were granted under the Plans. The time-vested restricted stock rights entitle the holder to shares of common stock when the awards vest. In 2018, 104,000 of the new awards vest in equal annual installments over a three-year period beginning on the date of grant. The remaining awards granted in 2018 and the 2017 awards primarily vest at the end of the three-year period. The fair value of the time-vested awards is determined and fixed based on Ryder’s stock price on the date of grant. Share-based compensation expense is recognized on a straight-line basis over the vesting period. The weighted-average fair value per time-vested restricted stock right granted during the three months ended March 31, 2018 and 2017 was $76.69 and $76.57, respectively.

Certain employees also received cash awards prior to 2017 as part of our long-term incentive compensation program. The cash awards have the same vesting provisions as the market-based restricted stock rights. The cash awards are accounted for as liability awards under the share-based compensation accounting guidance as the awards are based upon the performance of our common stock and are settled in cash. As a result, the liability is adjusted to reflect fair value at the end of each reporting period. The fair value of the cash awards was estimated using a lattice-based option-pricing valuation model that incorporates a Monte-Carlo simulation. Share-based compensation expense is recognized on a straight-line basis over the vesting period. The compensation expense associated with cash awards was not material for the three months ended March 31, 2018 and 2017.

Total unrecognized pre-tax compensation expense related to all share-based compensation arrangements at March 31, 2018 was $44 million and is expected to be recognized over a weighted-average period of 3.0 years.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

14. EMPLOYEE BENEFIT PLANS

Components of net pension expense were as follows:

	Three months ended March 31,
	2018	2017
	(In thousands)
Pension Benefits
Company-administered plans:
Service cost	$3,201	3,249
Interest cost	19,752	21,489
Expected return on plan assets	(25,834)	(22,478)
Amortization of:
Net actuarial loss	7,372	8,450
Prior service cost	145	145
	4,636	10,855
Union-administered plans	2,346	2,502
Net pension expense	$6,982	13,357

Company-administered plans:
U.S.	$7,357	11,311
Non-U.S.	(2,721)	(456)
	4,636	10,855
Union-administered plans	2,346	2,502
Net pension expense	$6,982	13,357

During the three months ended March 31, 2018, we contributed $3 million to our pension plans. In 2018, the expected total contributions to our pension plans are approximately $36 million. We also maintain other postretirement benefit plans that are not reflected in the above table. The amount of postretirement benefit expense was not material for the three months ended March 31, 2018.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

15. OTHER ITEMS IMPACTING COMPARABILITY

Our primary measure of segment performance as shown in Note 18, "Segment Reporting," excludes certain items we do not believe are representative of the ongoing operations of the segment. Excluding these items from our segment measure of performance allows for better year over year comparison:

	Three months ended March 31,
	2018	2017
	(In thousands)
Goodwill impairment (1)	$15,513	—
Acquisition transaction costs (2)	575	—
Tax Reform-related adjustments, net	(804)	—
Restructuring and other, net	510	—
Operating tax adjustment	—	2,205
Restructuring and other items, net	$15,794	2,205
————————————

(1)	Refer to Note 5, "Goodwill ," for additional information.

(2)	Refer to Note 19, "Subsequent Events," for additional information.

During the first quarter of 2018, we recorded a $0.8 million adjustment related to the one-time Tax Reform-related employee bonus accrued as of December 31, 2017. This item was reflected within "Selling, general and administrative expenses" in our Consolidated Statements of Earnings. We also recorded restructuring and other charges of $0.5 million, primarily related to professional fees and adjustments to the restructuring accrual recorded as of December 31, 2017. These items were reflected within "Restructuring and other charges, net" in our Consolidated Statements of Earnings.

During the first quarter of 2017, we determined that certain operating tax expenses related to prior periods had not been recognized in prior period earnings. We recorded a one-time charge of $2 million within “Selling, general and administrative expenses” in our Consolidated Condensed Statement of Earnings as the impact of the adjustment was not material to our consolidated condensed financial statements in any individual prior period, and the cumulative amount was not material to the first quarter 2017 results.

16.  OTHER MATTERS

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

17. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information was as follows:

	Three months ended March 31,
	2018	2017
	(In thousands)
Interest paid	$40,165	31,441
Income taxes paid	8,187	3,107
Changes in accounts payable related to purchases of revenue earning equipment	48,176	74,766
Operating and revenue earning equipment acquired under capital leases	257	1,607
Changes in restricted cash	1,327	(1,435)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Condensed Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Condensed Statements of Cash Flows.

	March 31, 2018	December 31, 2017
	(In thousands)
Cash and cash equivalents	$73,857	$78,348
Restricted cash included in prepaid expenses and other current assets	6,001	4,674
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$79,858	$83,022

Amounts included in restricted cash represent the proceeds from the sale of eligible vehicles under our like-kind exchange program for certain of our U.S. - based revenue earning equipment. The proceeds are restricted for the acquisition of replacement vehicles and other specified applications. The Act repealed like-kind exchange treatment for revenue earning equipment after December 31, 2017.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

18. SEGMENT REPORTING
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

Our primary measurement of segment financial performance, defined as segment “Earnings Before Tax” (EBT) from continuing operations, includes an allocation of Central Support Services (CSS) and excludes non-operating pension costs and the restructuring and other items, net discussed in Note 15, "Other Items Impacting Comparability." CSS represents those costs incurred to support all business segments, including human resources, finance, corporate services, public affairs, information technology, health and safety, legal, marketing and corporate communications. The objective of the EBT measurement is to provide clarity on the profitability of each segment and, ultimately, to hold leadership of each segment accountable for their allocated share of CSS costs. Certain costs are considered to be overhead not attributable to any segment and remain unallocated in CSS. Included among the unallocated overhead remaining within CSS are the costs for investor relations, public affairs and certain executive compensation. CSS costs attributable to the business segments are predominantly allocated to FMS, DTS and SCS as follows:

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

The following tables set forth financial information for each of our segments and provide a reconciliation between segment EBT and earnings from continuing operations before income taxes for the three months ended March 31, 2018 and 2017. Segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented. Prior period Segment EBT amounts have been reclassified to conform to the current period presentation. These reclassifications were immaterial to the financial statements taken as a whole.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

	FMS	DTS	SCS	Eliminations	Total
	(In thousands)
For the three months ended March 31, 2018
Revenue from external customers	$1,109,790	298,970	494,707	—	1,903,467
Inter-segment revenue	132,789	—	—	(132,789)	—
Total revenue	$1,242,579	298,970	494,707	(132,789)	1,903,467

Segment EBT	$49,822	13,052	26,203	(13,272)	75,805
Unallocated CSS					(10,689)
Non-operating pension costs (1)					(1,222)
Other items (2)					(15,794)
Earnings from continuing operations before income taxes					$48,100

Segment capital expenditures paid (3)	$645,369	249	12,293	—	657,911
Unallocated CSS capital expenditures paid					4,833
Capital expenditures paid					$662,744

For the three months ended March 31, 2017
Revenue from external customers	$1,018,740	266,630	451,613	—	1,736,983
Inter-segment revenue	113,730	—	—	(113,730)	—
Total revenue	$1,132,470	266,630	451,613	(113,730)	1,736,983

Segment EBT	$52,277	11,283	28,036	(11,216)	80,380
Unallocated CSS					(10,223)
Non-operating pension costs (1)					(7,330)
Other items (2)					(2,205)
Earnings from continuing operations before income taxes					$60,622

Segment capital expenditures paid (3)	$344,355	768	10,998	—	356,121
Unallocated CSS capital expenditures paid					5,218
Capital expenditures paid					$361,339
————————————

(1)	Non-operating pension costs include the amortization of net actuarial loss and prior service costs, interest costs and expected return on plan assets.

(2)	See Note 15, Other Items Impacting Comparability," for additional information.

(3)	Excludes revenue earning equipment acquired under capital leases.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

19. SUBSEQUENT EVENTS
On April 2, 2018, we completed the acquisition of MXD Group (MXD), an e-commerce fulfillment provider with a national network of facilities, including last mile capabilities. We purchased all outstanding equity of MXD for a purchase price of approximately $120 million. During the first quarter of 2018, we incurred acquisition transaction costs of $0.6 million related to the purchase. As the acquisition of MXD occurred in April 2018, the allocation of the purchase price is not yet available.
On April 2, 2018, the Internal Revenue Service issued Notice 2018-26, which will require us to increase the provisional estimate related to the one-time transition tax. We currently estimate the additional tax provision to be approximately $30 million in the second quarter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

OVERVIEW

The following Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the unaudited Consolidated Condensed Financial Statements and notes thereto included under Item 1. In addition, reference should be made to our audited Consolidated Financial Statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2017 Annual Report on Form 10-K.

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

We operate in highly competitive markets. Our customers select us based on numerous factors including service quality, price, technology and service offerings. As an alternative to using our services, customers may choose to provide these services for themselves, or may choose to obtain similar or alternative services from other third-party vendors. Our customer base includes enterprises operating in a variety of industries including food and beverage service, transportation and warehousing, automotive, retail and consumer goods, industrial, housing, technology, and business and personal services.

This MD&A includes certain non-GAAP financial measures.  Please refer to the “Non-GAAP Financial Measures” section of this MD&A for information on the non-GAAP measures included in the MD&A, reconciliations to the most comparable GAAP financial measure and the reasons why we believe each measure is useful to investors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Operating results were as follows:

	Three months ended March 31,		Change
	2018	2017	2018/2017
	(In thousands, except per share amounts)
Total revenue	$1,903,467	1,736,983	10%
Operating revenue (1)	1,542,929	1,445,126	7%

EBT	$48,100	60,622	(21)%
Comparable EBT (2)	65,116	70,157	(7)%
Earnings from continuing operations	33,932	38,536	(12)%
Comparable earnings from continuing operations (2)	48,415	44,421	9%
Net earnings	33,505	38,406	(13)%

Earnings per common share (EPS) — Diluted
Continuing operations	$0.64	0.72	(11)%
Comparable (2)	0.91	0.83	10%
Net earnings	0.63	0.72	(13)%
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

Total revenue and operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation) increased 10% and 7%, respectively, in the first quarter of 2018. Total revenue increased due to higher operating revenue and increased subcontracted transportation passed through to customers, reflecting new business and higher volumes, as well as higher fuel costs passed through to customers. Operating revenue increased across all three business segments, reflecting new business and higher volumes. EBT decreased 21% in the first quarter of 2018, primarily reflecting a $16 million impairment of goodwill in our FMS Europe reporting unit, which predominantly operates in the U.K.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

CONSOLIDATED RESULTS

Lease and Rental

	Three months ended March 31,		Change
	2018	2017	2018/2017
	(Dollars in thousands)
Lease and rental revenues	$824,253	767,590	7%
Cost of lease and rental	619,207	578,762	7%
Gross margin	205,046	188,828	9%
Gross margin %	25%	25%

Lease and rental revenues represent revenues from our ChoiceLease and commercial rental product offerings within our FMS segment. Revenues increased 7% in the first quarter of 2018, driven by ChoiceLease fleet growth, stronger commercial rental demand and higher pricing on lease replacement and rental vehicles.

Cost of lease and rental represents the direct costs related to lease and rental revenues. These costs consist of depreciation of revenue earning equipment, maintenance costs (primarily repair parts and labor), and other costs such as licenses, insurance and operating taxes. Cost of lease and rental excludes interest costs from vehicle financing. Cost of lease and rental increased 7% in the first quarter, primarily due to higher depreciation and maintenance costs from larger average lease and rental fleets (2% and 3% higher in the first quarter, respectively). Cost of lease and rental also increased by approximately $10 million in the first quarter of 2018, due to higher depreciation as a result of changes in estimated residual values effective January 1, 2018.

Lease and rental gross margin increased 9% in the first quarter of 2018 and gross margin as a percentage of revenue remained at 25% in the first quarter of 2018. The increase in gross margin dollars in the first quarter of 2018 was primarily due to increased commercial rental utilization, reflecting stronger demand.

Services

	Three months ended March 31,		Change
	2018	2017	2018/2017
	(Dollars in thousands)
Services revenue	$928,144	840,687	10%
Cost of services	787,238	702,900	12%
Gross margin	140,906	137,787	2%
Gross margin %	15%	16%

Services revenue represents all the revenues associated with our DTS and SCS segments, as well as SelectCare and fleet support services associated with our FMS segment. Services revenue increased 10% in the first quarter, primarily due to new business in SCS and DTS, increased volumes in DTS and SelectCare in the FMS segment, and higher pricing in SCS. Services revenue also benefited from higher fuel prices passed through to our DTS and SCS customers.

Cost of services represents the direct costs related to services revenue and is primarily comprised of salaries and employee-related costs, subcontracted transportation (purchased transportation from third parties), fuel, vehicle liability costs and maintenance costs. Cost of services increased 12% in the first quarter of 2018 due to higher volumes and higher fuel costs in SCS and DTS and higher vehicle maintenance costs in DTS, partially offset by lower insurance costs in SCS and DTS.

Services gross margin increased 2% and decreased as a percentage of revenue to 15%. The increase in gross margin dollars reflects benefits from new business and lower insurance costs in SCS and DTS, increased volumes in DTS and SelectCare and higher pricing in our SCS segment. The increase in gross margin dollars was partially offset by ongoing lower performance in a customer account and higher vehicle maintenance costs in DTS. The negative impacts from these items also drove the decline in gross margin as a percentage of revenue.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Fuel

	Three months ended March 31,		Change
	2018	2017	2018/2017
	(Dollars in thousands)
Fuel services revenue	$151,070	128,706	17%
Cost of fuel services	146,903	125,850	17%
Gross margin	4,167	2,856	46%
Gross margin %	3%	2%

Fuel services revenue represents fuel services provided to our FMS customers. Fuel services revenue increased 17% in the first quarter due to higher fuel costs passed through to customers.

Cost of fuel services includes the direct costs associated with providing our customers with fuel. These costs include fuel, salaries and employee-related costs of fuel island attendants and depreciation of our fueling facilities and equipment. Cost of fuel services increased 17% in the first quarter as a result of higher fuel costs.

Fuel services gross margin increased 46% and fuel services gross margin as a percentage of revenue increased to 3% in the first quarter of 2018. Fuel is largely a pass-through to customers for which we realize minimal changes in margin during periods of steady market fuel prices. However, fuel services margin is impacted by sudden increases or decreases in market fuel prices during a short period of time, as customer pricing for fuel is established based on trailing market fuel costs. Fuel services gross margin in the first quarter of 2018 was positively impacted by these price change dynamics.

	Three months ended March 31,		Change
	2018	2017	2018/2017
	(Dollars in thousands)
Other operating expenses	$33,470	31,271	7%

Other operating expenses include costs related to our owned and leased facilities within the FMS segment, such as facility depreciation, rent, purchased insurance, utilities and taxes. These facilities are utilized to provide maintenance to our ChoiceLease, commercial rental, and SelectCare customers. Other operating expenses increased 7% due to higher weather-related utility and maintenance costs for FMS facilities.

	Three months ended March 31,		Change
	2018	2017	2018/2017
	(Dollars in thousands)
Selling, general and administrative expenses (SG&A)	$208,624	201,095	4%
Percentage of total revenue	11%	12%

SG&A expenses increased 4% in the first quarter and SG&A expenses as a percent of total revenue decreased to 11%. The increase in SG&A expenses is primarily due to higher compensation-related expenses. The decrease as a percentage of total revenue reflects the benefit from cost savings initiatives implemented during the first quarter of 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

	Three months ended March 31,
	2018	2017
	(Dollars in thousands)
Non-operating pension costs	$1,222	7,330

Non-operating pension costs includes the components of our net periodic benefit cost other than service cost. These components include interest cost, expected return on plan assets, amortization of actuarial loss and prior service cost. Non-service retirement benefit costs decreased 83% from the prior year due to the benefit of favorable asset returns in 2017 and lower interest rates.

	Three months ended March 31,
	2018	2017
	(Dollars in thousands)
Used vehicle sales, net	$(7,409)	780

Used vehicle sales, net includes gains from sales of used vehicles, selling costs associated with used vehicles and write-downs of vehicles to fair market values. Used vehicle sales, net decreased to a $7 million loss in the first quarter of 2018, primarily due to higher inventory valuation adjustments and lower units sold. Global average proceeds per unit in the first quarter were consistent with the prior year as increases in truck and tractor pricing were offset by the mix and volume of units sold.

The following table presents the used vehicle pricing changes for first quarter of 2018 compared with the prior year:

Change
2018/2017

Tractors	5%
Trucks	2%

	Three months ended March 31,		Change
	2018	2017	2018/2017
	(Dollars in thousands)
Interest expense	$37,781	34,886	8%
Effective interest rate	2.7%	2.6%

Interest expense increased 8% in the first quarter of 2018, reflecting a higher effective interest rate and higher average outstanding debt. The higher effective interest rate in 2018 reflects the replacement of a lower interest rate debt with debt issued at a higher rate. The increase in average outstanding debt reflects higher planned vehicle capital spending.

	Three months ended March 31,
	2018	2017
	(Dollars in thousands)
Miscellaneous income, net	$2,510	4,953

Miscellaneous income, net consists of investment income on securities used to fund certain benefit plans, interest income, gains from sales of operating property, foreign currency transaction losses and other non-operating items. The decrease in the first quarter is primarily driven by lower rabbi trust investment income.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

	Three months ended March 31,		Change
	2018	2017	2018/2017
	(Dollars in thousands)
Restructuring charges and fees, net	$16,023	—	100%

During the first quarter of 2018, we recorded a $16 million non-cash charge related to the impairment of goodwill in our FMS Europe reporting unit, which predominantly operates in the U.K. In connection with a downturn in market conditions impacting these operations, we performed an interim impairment analysis of the goodwill in this reporting unit. Given market conditions and business expectations for this reporting unit, we concluded that goodwill was impaired as of March 31, 2018. Refer to Note 5, "Goodwill," in the Notes to the Consolidated Condensed Financial Statements for further discussion.

	Three months ended March 31,		Change
	2018	2017	2018/2017
	(Dollars in thousands)
Provision for income taxes	$14,168	22,086	(36)%
Effective tax rate from continuing operations	29.5%	36.4%

Provision for income taxes decreased 36% in the first quarter, primarily reflecting lower taxable earnings, the reversal of reserves for uncertain tax positions and a net benefit to the effective income tax rate from the 2017 Tax Cut and Jobs Act (Tax Reform), partially offset by the non-deductible goodwill impairment and a sequestration reduction for expected refundable AMT credits resulting from Tax Reform of $1 million. During the first quarter, we determined that reserves for certain uncertain tax positions should have been reversed in prior periods when the statutes of limitations expired and we recognized a one-time $3 million benefit in our provision for income taxes related to this reversal. The sequestration was provisional as of the Tax Reform enactment date and was adjusted during the first quarter of 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

OPERATING RESULTS BY SEGMENT

	Three months ended March 31,		Change
	2018	2017	2018/2017
	(Dollars in thousands)
Total Revenue:
Fleet Management Solutions	$1,242,579	1,132,470	10%
Dedicated Transportation Solutions	298,970	266,630	12
Supply Chain Solutions	494,707	451,613	10
Eliminations	(132,789)	(113,730)	17
Total	$1,903,467	1,736,983	10%
Operating Revenue: (1)
Fleet Management Solutions	$1,038,772	962,216	8%
Dedicated Transportation Solutions	201,405	193,356	4
Supply Chain Solutions	382,806	361,756	6
Eliminations	(80,054)	(72,202)	11
Total	$1,542,929	1,445,126	7%
EBT:
Fleet Management Solutions	$49,822	52,277	(5)%
Dedicated Transportation Solutions	13,052	11,283	16
Supply Chain Solutions	26,203	28,036	(7)
Eliminations	(13,272)	(11,216)	18
	75,805	80,380	(6)
Unallocated Central Support Services	(10,689)	(10,223)	5
Non-operating pension costs	(1,222)	(7,330)	NM
Restructuring and other items, net	(15,794)	(2,205)	NM
Earnings from continuing operations before income taxes	$48,100	60,622	(21)%
  ————————————

(1)
Non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section of this MD&A for a reconciliation of total revenue to operating revenue, and segment total revenue to segment operating revenue for FMS, DTS and SCS, as well as the reasons why management believes these measures are important to investors.

As part of management’s evaluation of segment operating performance, we define the primary measurement of our segment financial performance as “Earnings Before Taxes” (EBT) from continuing operations, which includes an allocation of Central Support Services (CSS), and excludes non-operating pension costs and restructuring and other items, net discussed in Note 15, "Other Items Impacting Comparability," in the Notes to Consolidated Condensed Financial Statements. CSS represents those costs incurred to support all segments, including human resources, finance, corporate services and public affairs, information technology, health and safety, legal, marketing and corporate communications.

The objective of the EBT measurement is to provide clarity on the profitability of each segment and, ultimately, to hold leadership of each segment accountable for their allocated share of CSS costs. Segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented. Certain costs are not attributable to any segment and remain unallocated in CSS, including costs for investor relations, public affairs and certain executive compensation. See Note 18, "Segment Reporting," in the Notes to Consolidated Condensed Financial Statements for a description of the methodology for allocating the remainder of CSS costs to the business segments.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table sets forth equipment contribution included in EBT for our segments:

	Three months ended March 31,		Change
	2018	2017	2018/2017
	(Dollars in thousands)
Equipment Contribution:
Dedicated Transportation Solutions	$7,491	6,655	13%
Supply Chain Solutions	5,781	4,561	27
Total (1)	$13,272	11,216	18%
———————————

(1)	Total amount is included in FMS EBT.

The increase in DTS equipment contribution is primarily driven by higher volumes and pricing, partially offset by higher maintenance costs on an older vehicle fleet used in DTS operations. The increase in SCS equipment contribution is primarily driven by higher volumes.

Items excluded from our segment EBT measure and their classification within our Consolidated Condensed Statements of Earnings follow:

		Three months ended March 31,
Description	Classification	2018	2017
		(In thousands)
Non-operating pension costs (1)	Non-operating pension costs	$(1,222)	(7,330)
Restructuring and other, net (2)	Restructuring and other charges, net	(510)	—
Goodwill impairment (2)	Restructuring and other charges, net	(15,513)	—
Acquisition transaction costs (2)	SG&A	(575)	—
Tax Reform-related adjustments, net (2)	SG&A	804
Operating tax adjustment (2)	SG&A	—	(2,205)
		$(17,016)	(9,535)
———————————

(1)	See Note 18, "Segment Reporting," in the Notes to Consolidated Condensed Financial Statements for additional information.

(2)	See Note 15, “Other Items Impacting Comparability,” in the Notes to Consolidated Condensed Financial Statements for a discussion of adjustments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Fleet Management Solutions

	Three months ended March 31,		Change
	2018	2017	2018/2017
	(Dollars in thousands)
ChoiceLease	$690,431	656,312	5%
SelectCare	121,873	113,609	7
Commercial Rental	204,530	174,006	18
Other	21,938	18,289	20
Fuel services revenue	203,807	170,254	20
FMS total revenue (1)	$1,242,579	1,132,470	10%

FMS operating revenue (2)	$1,038,772	962,216	8

FMS EBT	$49,822	52,277	(5)%
FMS EBT as a % of FMS total revenue	4.0%	4.6%	(60) bps
FMS EBT as a % of FMS operating revenue (2)	4.8%	5.4%	(60) bps
————————————

(1)	Includes intercompany fuel sales from FMS to DTS and SCS.

(2)
Non-GAAP financial measures. Reconciliations of FMS total revenue to FMS operating revenue, FMS EBT as a % of FMS total revenue to FMS EBT as a % of FMS operating revenue, as well as the reasons why management believes these measures are important to investors are included in the “Non-GAAP Financial Measures” section of this MD&A.

The following table summarizes the components of the change in FMS revenue on a percentage basis versus the prior year:

	Three months ended March 31, 2018
	Total	Operating (1)
Organic, including price and volume	6%	7%
Fuel	3	—
Foreign exchange	1	1
Net increase	10%	8%
  ————————————

(1)
Non-GAAP financial measure. A reconciliation of FMS total revenue to FMS operating revenue as well as the reasons why management believes this measure is important to investors is included in the "Non-GAAP Financial Measures" section of this MD&A.

FMS total revenue increased 10% in the first quarter due to higher operating revenue and higher fuel costs passed through to customers. FMS operating revenue in the first quarter increased 8% from the prior year primarily from growth in the commercial rental and ChoiceLease product lines.

Commercial rental revenue increased 18% in the first quarter due to higher demand and, to a lesser extent, higher pricing. We expect favorable commercial rental revenue comparisons through the end of the year based on a stronger demand environment. ChoiceLease revenue increased 5% in the first quarter, reflecting a larger average fleet size and higher prices on replacement vehicles. We expect favorable ChoiceLease revenue comparisons to continue through the end of the year based on strong sales activity. SelectCare revenue increased 7% in the first quarter due to increased volumes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table provides commercial rental statistics on our global fleet:

	Three months ended March 31,		Change
	2018	2017	2018/2017
	(Dollars in thousands)
Rental revenue from non-lease customers	$120,700	106,437	13%
Rental revenue from lease customers (1)	$83,830	67,569	24%
Average commercial rental power fleet size — in service (2) (3)	30,380	29,540	3%
Commercial rental utilization — power fleet (2)	74.8%	67.2%	760 bps
————————————

(1)	Represents revenue from rental vehicles provided to our existing ChoiceLease customers, generally in place of a lease vehicle.

(2)	Number of units rounded to nearest hundred and calculated using quarterly average unit counts.

(3)	Excluding trailers.

FMS EBT decreased 5% in the first quarter of 2018, reflecting higher depreciation of $10 million due to residual value changes implemented January 1, 2018, lower used vehicle sales results and overhead spending. These impacts were partially offset by growth in commercial rental and ChoiceLease. Used vehicle sales comparisons reflect higher inventory valuation adjustments and lower units sold. Commercial rental performance improved due to increased utilization reflecting stronger demand and higher pricing. Commercial rental utilization increased 760 basis points to 74.8%. ChoiceLease results benefited from fleet growth but were partially offset by higher maintenance costs on certain older model year vehicles and weather-related expenses. Overhead comparisons reflect the timing of spending, including commissions and investments in sales, marketing, and technology to fund growth.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Our global fleet of revenue earning equipment, SelectCare vehicles including vehicles under on-demand maintenance is summarized as follows (number of units rounded to the nearest hundred):

				Change
	March 31, 2018	December 31, 2017	March 31, 2017	March 2018/Dec. 2017	March 2018/March 2017
End of period vehicle count
By type:
Trucks (1)	78,200	76,400	74,500	2%	5%
Tractors (2)	67,100	66,000	66,800	2	—
Trailers (3)	42,800	42,600	42,800	—	—
Other	1,200	1,200	1,200	—	—
Total	189,300	186,200	185,300	2%	2%

By ownership:
Owned	187,900	184,900	183,900	2%	2%
Leased	1,400	1,300	1,400	8	—
Total	189,300	186,200	185,300	2%	2%

By product line:
ChoiceLease	140,800	139,100	137,900	1%	2%
Commercial rental	39,300	37,800	37,300	4	5
Service vehicles and other	3,200	3,300	3,400	(3)	(6)
Active units	183,300	180,200	178,600	2	3
Held for sale	6,000	6,000	6,700	—	(10)
Total	189,300	186,200	185,300	2%	2%

Customer vehicles under SelectCare contracts (4)	54,500	54,400	50,400	—%	8%

Total vehicles serviced	243,800	240,600	235,700	1%	3%

Quarterly average vehicle count
By product line:
ChoiceLease	140,100	138,000	137,100	2%	2%
Commercial rental	38,600	37,700	37,300	2	3
Service vehicles and other	3,300	3,400	3,400	(3)	(3)
Active units	182,000	179,100	177,800	2	2
Held for sale	6,000	6,100	7,100	(2)	(15)
Total	188,000	185,200	184,900	2%	2%

Customer vehicles under SelectCare contracts (4)	54,200	54,300	50,100	—%	8%

Customer vehicles under SelectCare on-demand (5)	8,100	8,100	9,300	—%	(13)%

Total vehicles serviced	250,300	247,600	244,300	1%	2%

———————————

(1)	Generally comprised of Class 1 through Class 7 type vehicles with a Gross Vehicle Weight (GVW) up to 33,000 pounds.

(2)	Generally comprised of over the road on highway tractors and are primarily comprised of Class 8 type vehicles with a GVW of over 33,000 pounds.

(3)	Generally comprised of dry, flatbed and refrigerated type trailers.

(4)	Excludes customer vehicles under SelectCare on-demand contracts.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table provides a breakdown of our non-revenue earning equipment included in our global fleet count (number of units rounded to nearest hundred):

				Change
	March 31, 2018	December 31, 2017	March 31, 2017	March 2018/Dec. 2017	March 2018/March 2017
Not yet earning revenue (NYE)	3,800	2,900	2,700	31%	41%
No longer earning revenue (NLE):
Units held for sale	6,000	6,000	6,700	—	(10)
Other NLE units	4,800	3,400	6,200	41	(23)
Total	14,600	12,300	15,600	19%	(6)%

NYE units represent new vehicles on hand that are being prepared for deployment to a lease customer or into the rental fleet. Preparations include activities such as adding lift gates, paint, decals, cargo area and refrigeration equipment. NYE units increased 41% compared to March 31, 2017, reflecting lease fleet growth. NLE units represent vehicles held for sale and vehicles for which no revenue has been earned in the previous 30 days. Accordingly, these vehicles may be temporarily out of service, being prepared for sale or awaiting redeployment. NLE units decreased 6% compared to March 31, 2017, reflecting lower used vehicle inventories and a lower number of units being prepared for sale. We expect NLE levels to increase slightly through the end of the year as a result of higher expected used vehicle inventories driven by the lease vehicle replacement cycle.

Dedicated Transportation Solutions

	Three months ended March 31,		Change
	2018	2017	2018/2017
	(Dollars in thousands)
DTS total revenue	$298,970	266,630	12%

DTS operating revenue (1)	$201,405	193,356	4%

DTS EBT	$13,052	11,283	16%
DTS EBT as a % of DTS total revenue	4.4%	4.2%	20 bps
DTS EBT as a % of DTS operating revenue (1)	6.5%	5.8%	70 bps

Memo:
Average fleet	8,500	8,200	4%
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table summarizes the components of the change in DTS revenue on a percentage basis versus the prior year:

	Three months ended March 31, 2018
	Total	Operating (1)
Organic, including price and volume	10%	4%
Fuel	2	—
Net increase	12%	4%
  ————————————

(1)
Non-GAAP financial measure. A reconciliation of DTS total revenue to DTS operating revenue, as well as the reasons why management believes this measure is important to investors is included in the "Non-GAAP Financial Measures" section of this MD&A.

In the first quarter of 2018, DTS total revenue increased 12% reflecting higher operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation) and increased subcontracted transportation resulting from new business, as well as higher fuel costs passed through to customers. DTS operating revenue increased 4% due to increased volumes and new business. We expect revenue comparisons to remain favorable through the end of the year based on strong sales activity. DTS EBT increased 16% in the first quarter of 2018, due to revenue growth and operating performance, as well as favorable developments related to self-insurance claims from prior years.

Supply Chain Solutions

	Three months ended March 31,		Change
	2018	2017	2018/2017
	(Dollars in thousands)
Automotive	$142,980	148,348	(4)%
Technology and healthcare	71,530	62,897	14
CPG and Retail	129,310	114,055	13
Industrial and other	38,986	36,456	7
Subcontracted transportation	86,861	71,343	22
Fuel	25,040	18,514	35
SCS total revenue	$494,707	451,613	10%

SCS operating revenue (1)	$382,806	361,756	6%

SCS EBT	$26,203	28,036	(7)%
SCS EBT as a % of SCS total revenue	5.3%	6.2%	(90) bps
SCS EBT as a % of SCS operating revenue (1)	6.8%	7.7%	(90) bps

Memo:
Average fleet	8,400	7,700	9%
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table summarizes the components of the change in SCS revenue on a percentage basis versus the prior year:

	Three months ended March 31, 2018
	Total	Operating (1)
Organic, including price and volume	7%	5%
Fuel	2	—
Foreign exchange	1	1
Net increase	10%	6%
————————————

(1)
Non-GAAP financial measure. A reconciliation of SCS total revenue to SCS operating revenue, as well as the reasons why management believes this measure is important to investors is included in the "Non-GAAP Financial Measures" section of this MD&A.

In the first quarter of 2018, SCS total revenue increased 10%, reflecting higher operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation) and increased subcontracted transportation. SCS operating revenue increased 6% in the first quarter of 2018, largely due to new business. We expect favorable revenue comparisons to continue through the end of the year. SCS EBT decreased 7% in the first quarter of 2018, reflecting an unusually strong quarter in the prior year. The decrease was driven by lower volumes primarily in the automotive business, as well as ongoing lower performance in one customer account. These impacts were partially offset by earnings on operating revenue growth in CPG/Retail and Technology/Healthcare and lower insurance costs.

Central Support Services

	Three months ended March 31,		Change
	2018	2017	2018/2017
	(Dollars in thousands)
Human resources	$4,991	4,484	11%
Finance	16,581	16,564	—
Corporate services and public affairs	2,300	2,563	(10)
Information technology	20,766	21,232	(2)
Legal and safety	6,286	6,380	(1)
Marketing	4,070	3,432	19
Other	7,498	6,762	11
Total CSS	62,492	61,417	2
Allocation of CSS to business segments	(51,803)	(51,194)	1
Unallocated CSS	$10,689	10,223	5%

Total CSS costs increased slightly in the first quarter largely due to higher compensation-related costs. Unallocated CSS increased slightly in the first quarter to $10.7 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

FINANCIAL RESOURCES AND LIQUIDITY

Cash Flows

The following is a summary of our cash flows from continuing operations:

	Three months ended March 31,
	2018	2017
	(In thousands)
Net cash provided by (used in):
Operating activities	$314,887	331,349
Financing activities	231,822	(106,215)
Investing activities	(553,044)	(248,565)
Effect of exchange rates on cash, cash equivalents, and restricted cash	3,519	1,501
Net change in cash, cash equivalents, and restricted cash	$(2,816)	(21,930)

Cash provided by operating activities decreased to $315 million in the three months ended March 31, 2018, compared with $331 million in 2017, due to lower earnings and higher working capital needs, partially offset by lower pension contributions. Cash provided by financing activities was $232 million in the three months ended March 31, 2018, compared with cash used in financing activities of $106 million in 2017, due to higher borrowing needs. Cash used in investing activities increased to $553 million in the three months ended March 31, 2018, compared with $249 million in 2017, primarily due to increased payments for capital expenditures.

The following table shows our free cash flow computation:

	Three months ended March 31,
	2018	2017
	(In thousands)
Net cash provided by operating activities from continuing operations	$314,887	331,349
Sales of revenue earning equipment (1)	89,023	95,617
Sales of operating property and equipment (1)	933	892
Collections on direct finance leases and other items (1)	19,744	16,265
Total cash generated (2)	424,587	444,123
Purchases of property and revenue earning equipment (1)	(662,744)	(361,339)
Free cash flow (2)	$(238,157)	82,784

Memo:
Net cash provided by (used in) financing activities	$231,822	(106,215)
Net cash used in investing activities	$(553,044)	(248,565)

———————————

(1)	Included in cash flows from investing activities.

(2)
Non-GAAP financial measures. Reconciliations of net cash provided by operating activities to total cash generated and to free cash flow are set forth in this table. Refer to the “Non-GAAP Financial Measures” section of this MD&A for the reasons why management believes these measures are important to investors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table provides a summary of capital expenditures:

	Three months ended March 31,
	2018	2017
	(In thousands)
Revenue earning equipment:
ChoiceLease	$418,255	316,310
Commercial rental	255,507	93,453
	673,762	409,763
Operating property and equipment	37,158	26,342
Total capital expenditures	710,920	436,105
Changes in accounts payable related to purchases of revenue earning equipment	(48,176)	(74,766)
Cash paid for purchases of property and revenue earning equipment	$662,744	361,339

Capital expenditures increased 63% to $711 million in the three months ended March 31, 2018, reflecting planned higher investments in the full service lease and commercial rental fleets. We expect full-year 2018 capital expenditures to be approximately $3 billion. We expect to fund 2018 capital expenditures primarily with internally generated funds and additional debt financing.

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

Our debt ratings and rating outlooks at March 31, 2018, were as follows:

Rating Summary
	Short-Term	Long-Term	Outlook
Fitch Ratings	F-2	A-	Stable
Standard & Poor’s Ratings Services	A-2	BBB+	Stable
Moody’s Investors Service	P-2	Baa1	Stable

Cash and cash equivalents totaled $74 million as of March 31, 2018. As of March 31, 2018, approximately $32 million was held outside the U.S. and is available to fund operations and other growth of non-U.S. subsidiaries. If we decide to repatriate cash and cash equivalents held outside the U.S., we may be subject to additional U.S. income taxes and foreign withholding taxes. However, our intent is to permanently reinvest these foreign amounts outside the U.S. and our current plans do not demonstrate a need to repatriate these foreign amounts to fund our U.S. operations.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

As of March 31, 2018, we had the following amounts available to fund operations under the following facilities:

(In millions)
Global revolving credit facility	$341
Trade receivables program	$175

See Note 8, "Debt", in the Notes to Consolidated Condensed Financial Statements for a discussion of these debt facilities.

The following table shows the movements in our debt balance:

	Three months ended March 31,
	2018	2017
	(In thousands)

Debt balance at January 1	$5,409,651	5,391,274
Cash-related changes in debt:
Net change in commercial paper borrowings and revolving credit facilities	237,960	9,513
Proceeds from issuance of medium-term notes	446,500	299,511
Proceeds from issuance of other debt instruments	—	179,191
Retirement of medium term notes	(350,000)	(350,000)
Other debt repaid	(62,080)	(205,671)
Debt issuance costs paid	(999)	(685)
	271,381	(68,141)
Non-cash changes in debt:
Fair value adjustment on notes subject to hedging	(7,364)	(2,056)
Addition of capital lease obligations	257	1,558
Changes in foreign currency exchange rates and other non-cash items	3,761	2,243
Total changes in debt	268,035	(66,396)
	$5,677,686	5,326,225

In accordance with our funding philosophy, we attempt to align the aggregate average remaining re-pricing life of our debt with the aggregate average remaining re-pricing life of our assets. We utilize both fixed-rate and variable-rate debt to achieve this alignment and generally target a mix of 20% - 40% variable-rate debt as a percentage of total debt outstanding. The variable-rate portion of our total debt (including notional value of swap agreements) was 33% and 31% as of March 31, 2018 and December 31, 2017.

Refer to Note 8, “Debt,” in the Notes to Consolidated Condensed Financial Statements for further discussion around the global revolving credit facility, the trade receivables program, the issuance of medium-term notes under our shelf registration statement, asset-backed financing obligations and debt maturities.

Ryder’s debt to equity ratios were 199% and 191% as of March 31, 2018 and December 31, 2017, respectively. The debt to equity ratio represents total debt divided by total equity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Pension Information

The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. We review pension assumptions regularly and we may, from time to time, make voluntary contributions to our pension plans, which exceed the amounts required by statute. In 2018, the expected total contributions to our pension plans are approximately $36 million. During the three months ended March 31, 2018, we contributed $3 million to our pension plans. Changes in interest rates and the market value of the securities held by the plans during 2018 could materially change, positively or negatively, the funded status of the plans and affect the level of pension expense and contributions in 2018 and beyond. See Note 14, “Employee Benefit Plans,” in the Notes to Consolidated Condensed Financial Statements for additional information.

Share Repurchases and Cash Dividends

See Note 10, “Share Repurchase Programs,” in the Notes to Consolidated Condensed Financial Statements for a discussion of share repurchases.

In February 2018, our Board of Directors declared a quarterly cash dividend of $0.52 per share of common stock.

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
Other Significant Items: Our comparable earnings measures also exclude other items that are not representative of our business operations as detailed in the reconciliation table below - page 52. These other items vary from period to period and, in some periods, there may be no such items. In the three month period ended March 31, 2018, we exclude the following other significant items from our comparable earnings measures in this Form 10-Q:
 (1) Goodwill impairment: In the first quarter of 2018, we recorded an impairment charge of $16 million for all goodwill in the FMS Europe reporting unit.
 (2) Uncertain tax position adjustment: In first quarter of 2018, we determined that certain uncertain tax positions should have been reversed in prior periods when the statutes of limitations expired and recorded a $3.3 million benefit to our provision for income taxes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

(3) Acquisition transaction costs: In first quarter of 2018, our results reflect acquisition transaction costs of $0.6 million.
(4) Tax Reform-related adjustments,net: In the first quarter of 2018, we recorded a $0.8 million adjustment related to the Tax Reform one-time employee bonus accrued as of December 31, 2017. In the first quarter of 2018, we also recorded a $1.4 million deferred tax liability adjustment related to the prior provisional estimate from Tax Reform.
(5) Restructuring and other, net: In the first quarter of 2018, we recorded restructuring and other charges of $0.5 million related to professional fees partially offset by adjustments to restructuring charges recorded in 2017.
(6) Operating tax adjustment: In the first quarter of 2017, we recorded a one-time charge of $2.2 million related to operating tax expenses that had not been recognized in prior period earnings.

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

EBT, earnings and diluted EPS from continuing operations in the three months ended March 31, 2018 and 2017, included certain items we do not consider indicative of our business operations and have been excluded from our comparable EBT, comparable earnings and comparable diluted EPS measures. The following table lists a summary of these items, which are discussed in more detail throughout our MD&A and within the Notes to Consolidated Condensed Financial Statements:

	EBT		Earnings		Diluted EPS
	2018	2017	2018	2017	2018	2017
Three months ended March 31,	(In thousands, except per share amounts)
EBT/Earnings/EPS	$48,100	60,622	$33,932	38,536	$0.64	0.72
Non-operating pension costs	1,222	7,330	598	4,208	0.01	0.08
Goodwill impairment	15,513	—	15,513	—	0.29	—
Uncertain tax position adjustment	—	—	(3,300)	—	(0.06)	—
Acquisition transaction costs	575	—	428	—	0.01	—
Tax Reform-related adjustments, net	(804)	—	800	—	0.01	—
Restructuring and other, net	510	—	444	—	0.01	—
Operating tax adjustment	—	2,205	—	1,677	—	0.03
Comparable EBT/Earnings/EPS	$65,116	70,157	$48,415	44,421	$0.91	0.83

The following table provides a reconciliation of the provision for income taxes to the comparable provision for income taxes:

	Three months ended March 31,
	2018	2017
	(Dollars in thousands)
Provision for income taxes (1)	$(14,168)	(22,086)
Income tax effects of non-GAAP adjustments (1)	(2,533)	(3,650)
Comparable provision for income taxes (1)	$(16,701)	(25,736)
———————————

(1)
The comparable provision for income taxes is computed using the same methodology as the GAAP provision of income taxes. Income tax effects of non-GAAP adjustments are calculated based on statutory tax rates of the jurisdictions to which the non-GAAP adjustments related.

The following table provides a numerical reconciliation of net cash provided by operating activities to total cash generated and free cash flow for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
	2018	2017
	(In thousands)
Net cash provided by operating activities from continuing operations	$314,887	331,349
Sales of revenue earning equipment (1)	89,023	95,617
Sales of operating property and equipment (1)	933	892
Collections on direct finance leases and other items (1)	19,744	16,265
Total cash generated (2)	424,587	444,123
Purchases of property and revenue earning equipment (1)	(662,744)	(361,339)
Free cash flow (2)	$(238,157)	82,784

Memo:
Net cash (used in) provided by financing activities	$231,822	(106,215)
Net cash used in investing activities	$(553,044)	(248,565)

(1)	Included in cash flows from investing activities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table provides a reconciliation of total revenue to operating revenue, which was not provided within the MD&A discussion:

	Three months ended March 31,
	2018	2017
	(In thousands)
Total revenue	$1,903,467	1,736,983
Fuel	(209,961)	(175,255)
Subcontracted transportation	(150,577)	(116,602)
Operating revenue	$1,542,929	1,445,126

The following table provides a reconciliation of FMS total revenue to FMS operating revenue, which was not provided within the MD&A discussion:

	Three months ended March 31,
	2018	2017
	(In thousands)
FMS total revenue	$1,242,579	1,132,470
Fuel (1)	(203,807)	(170,254)
FMS operating revenue	$1,038,772	962,216

FMS EBT	$49,822	52,277
FMS EBT as a % of FMS total revenue	4.0%	4.6%
FMS EBT as a % of FMS operating revenue	4.8%	5.4%
————————————

(1)	Includes intercompany fuel sales from FMS to DTS and SCS.

The following table provides a reconciliation of DTS total revenue to DTS operating revenue, which was not provided within the MD&A discussion:

	Three months ended March 31,
	2018	2017
	(In thousands)
DTS total revenue	$298,970	266,630
Subcontracted transportation	(63,716)	(45,259)
Fuel	(33,849)	(28,015)
DTS operating revenue	$201,405	193,356

DTS EBT	$13,052	11,283
DTS EBT as a % of DTS total revenue	4.4%	4.2%
DTS EBT as a % of DTS operating revenue	6.5%	5.8%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table provides a reconciliation of SCS total revenue to SCS operating revenue, which was not provided within the MD&A discussion:

	Three months ended March 31,
	2018	2017
	(In thousands)
SCS total revenue	$494,707	451,613
Subcontracted transportation	(86,861)	(71,343)
Fuel	(25,040)	(18,514)
SCS operating revenue	$382,806	361,756

SCS EBT	$26,203	28,036
SCS EBT as a % of SCS total revenue	5.3%	6.2%
SCS EBT as a % of SCS operating revenue	6.8%	7.7%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

FORWARD-LOOKING STATEMENTS

Forward-looking statements (within the meaning of the Federal Private Securities Litigation Reform Act of 1995) are statements that relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends concerning matters that are not historical facts. These statements are often preceded by or include the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “could,” “should” or similar expressions. This Quarterly Report on Form 10-Q contains forward-looking statements including, but not limited to, statements regarding:

•	our expectations in our FMS business segment regarding anticipated ChoiceLease revenue and fleet growth and commercial rental revenue and demand;

•	our expectations in our DTS and SCS business segments regarding anticipated operating revenue trends and growth rates;

•	our expectations of the long-term residual values of revenue earning equipment;

•	the anticipated increase in NLE vehicles in inventory through the end of the year;

•	the expected pricing and inventory levels for used vehicles;

•	our expectations of operating cash flow and capital expenditures through the end of 2018;

•	the adequacy of our accounting estimates and reserves for pension expense, compensation expense and employee benefit plan obligations, depreciation and residual value guarantees and income taxes;

•	the anticipated timing of payment of restructuring liabilities;

•	the adequacy of our fair value estimates of employee incentive awards under our share-based compensation plans, publicly traded debt and other debt;

•	our beliefs regarding the default risk of our direct financing lease receivables;

•	our ability to fund all of our operating, investing and financial needs for the foreseeable future through internally generated funds and outside funding sources;

•	the anticipated impact of fuel price fluctuations;

•	our expectations as to return on pension plan assets, future pension expense and estimated contributions;

•	our expectations regarding the scope, anticipated outcomes and the adequacy of our loss provisions with respect to certain claims, proceedings and lawsuits;

•	our expectations about the need to repatriate foreign cash to the U.S.;

•	our ability to access commercial paper and other available debt financing in the capital markets;

•	our expectations regarding the future use and availability of funding sources;

•	the anticipated impact of recent accounting pronouncements; and

•	our business expectations regarding operating performance of our FMS Europe reporting unit.

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

•	Decreases in freight demand which would impact both our transactional and variable-based contractual business

•	Changes in our customers’ operations, financial condition or business environment that may limit their need for, or ability to purchase, our services

•	Decreases in market demand affecting the commercial rental market and used vehicle sales as well as global economic conditions

•	Volatility in customer volumes and shifting customer demand in the industries serviced by our SCS business

•	Changes in current financial, tax or regulatory requirements that could negatively impact our financial results

•	Competition:

•
Advances in technology may impact demand for our services or may require increased investments to remain competitive, and our customers may not be willing to accept higher prices to cover the cost of these investments

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

•	Our inability to manage our cost structure

•	Our inability to limit our exposure for customer claims

•	Unfavorable or unanticipated outcomes in legal proceedings or uncertain positions

•	Business interruptions or expenditures due to severe weather or natural occurrences

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

•	Financing Concerns:

•	Higher borrowing costs and possible decreases in available funding sources caused by an adverse change in our debt ratings

•	Unanticipated interest rate and currency exchange rate fluctuations

•	Negative funding status of our pension plans caused by lower than expected returns on invested assets and unanticipated changes in interest rates

•	Withdrawal liability as a result of our participation in multi-employer plans

•	Instability in U.S. and worldwide credit markets, resulting in higher borrowing costs and/or reduced access to credit

•	Accounting Matters:

•	Impact of unusual items resulting from ongoing evaluations of business strategies, asset or expense valuations, acquisitions, divestitures and our organizational structure

•	Reductions in residual values or useful lives of revenue earning equipment

•	Increases in compensation levels, retirement rate and mortality resulting in higher pension expense; regulatory changes affecting pension estimates, accruals and expenses

•	Increases in health care costs resulting in higher insurance costs

•	Changes in accounting rules, assumptions and accruals

•	Impact of actual insurance claim and settlement activity compared to historical loss development factors used to project future development

•	Other risks detailed from time to time in our SEC filings including our 2017 annual report on Form 10-K.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to Ryder’s exposures to market risks since December 31, 2017. Please refer to the 2017 Annual Report on Form 10-K for a complete discussion of Ryder’s exposures to market risks.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the first quarter of 2018, we carried out an evaluation, under the supervision and with the participation of management, including Ryder’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the first quarter of 2018, Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective.

Changes in Internal Controls over Financial Reporting

During the three months ended March 31, 2018, there were no changes in Ryder’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect such internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

 "Item 1A. Risk Factors" of our Annual Report on Form 10-K includes a discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Form 10-K. Except as presented below, there have been no changes from the risk factors described in our Form 10-K.

We operate in a highly regulated industry, and costs of compliance with, or liability for violation of, existing or future regulations could have a material adverse effect on our business.

Our business is subject to regulation by various federal, state, local and foreign governmental agencies. We are regulated by the Department of Transportation (DOT) as well as local, state and federal agencies that exercise broad powers over our motor carrier operations, safety and the generation, handling, storage, treatment and disposal of waste materials. The Federal Motor Carrier Safety Administration (FMCSA), under the DOT, also manages a compliance and enforcement initiative partnering with state agencies designed to monitor and improve commercial vehicle motor safety. We are also subject to other regulations relating to our business, employees and customers, including labor and employment laws, international laws and regulations governing our foreign operations and environmental laws and regulations, among others.

Compliance with existing laws and regulations has involved, and we expect will continue to involve, significant time commitments and costs, and in recent years, we have seen an increase in proactive regulatory enforcement.  In addition, new laws, rules or regulations may be adopted or interpretative changes to existing regulations could be issued at any time. Any new initiatives could further increase our costs or operating complexity and our ability to offer certain services in the states in which we operate.

Our failure to comply with any existing or future laws, rules or regulations to which we are, or may become subject, whether actual or alleged, could have a material adverse effect on our business and profitability. Among other things, any such failure could expose us to reputational harm, fines, penalties or potential litigation liabilities, including costs, settlements and judgments, as well as the loss of operating authority and restrictions on our operations. For example, the DOT periodically conducts compliance reviews to ensure compliance with its safety and other rules and regulations, and evaluates the safety rating assessed to motor carriers (“satisfactory”, “conditional” or “unsatisfactory”). The receipt of a final “conditional” or “unsatisfactory” safety rating due to deficiencies in our safety and compliance program could have a material adverse effect on our operating authority and our customer relationships, as some of our existing customer contracts require a satisfactory DOT safety rating. Other compliance failures we may face include:

•	companies we acquire may not have historically maintained internal controls, policies or procedures to monitor compliance with the regulatory and legal requirements consistent with our standards;

•	we are parties to class-action lawsuits related to wage and hour violations and improper pay in certain states and may become exposed to similar actions in the future;

•
our operations in Canada, Europe, Mexico and Singapore may expose us to liability for failure to comply with local laws and regulatory requirements of foreign jurisdictions, which may vary significantly from country to country, including local tax laws, and anti-bribery laws; and

•
compliance with  U.S. Environmental Protection Agency (EPA) regulations may impose restrictions on our activities or require us to take certain actions, all of which may, over time, increase our costs and adversely affect our business and results of operations.

In addition, we are also subject to reputational risk and other detrimental business consequences associated with noncompliance by other parties with whom we engage with, such as employees, customers, agents, suppliers or other persons using our supply chain or assets to commit illegal acts, including the use of company assets for terrorist activities, or a breach of data privacy laws.

Our business may be affected by uncertainty or changes in U.S. or global social, political or regulatory conditions.

Adverse developments in laws, policies or practices in the U.S. and internationally can negatively impact our customers’ businesses, the amount of transportation services they need or are able to pay for, and overall trade levels. We rely on the business of our customers, so material adverse effects to their business could in turn have material adverse effects on our business. Uncertainty in the global economy, as well as rumors of, or actual, proposed changes to current U.S. international trade agreements, such as the North American Free Trade Agreement and other trade agreements, may lead to fewer goods transported and we may need to restructure certain terms of business with suppliers or customers. We are unable to predict the timing, duration or severity of disruptions to the global market, or their impact on the transportation industry. Negative economic conditions as a result of social, political or regulatory changes, or more generally in global trade conditions or perceptions could materially affect our business, financial conditions and results of operations.

Our suppliers may also be affected by changes in the political and regulatory environment, both in the U.S. and internationally. Negative impacts on our suppliers could result in disruptions in the supply and availability of equipment or services needed for our business that could in turn affect our ability to operate and serve our customers as planned.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases we made of our common stock during the three months ended March 31, 2018:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Anti-Dilutive Program (2)
January 1 through January 31, 2018	677	$86.74	—	1,500,000
February 1 through February 28, 2018	160,078	76.41	135,000	1,365,000
March 1 through March 31, 2018	36,502	75.40	36,304	1,328,696
Total	197,257	$76.26	171,304
 ————————————

(1)
During the three months ended March 31, 2018, we purchased an aggregate of 25,953 shares of our common stock in employee-related transactions. Employee-related transactions may include: (i) shares of common stock withheld as payment for the exercise price of options exercised or to satisfy the employees' tax withholding liability associated with our share-based compensation programs and (ii) open-market purchases by the trustee of Ryder’s deferred compensation plans relating to investments by employees in our stock, one of the investment options available under the plans.

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

RYDER SYSTEM, INC.
(Registrant)

Date: May 2, 2018	By:	/s/ Art A. Garcia
Art A. Garcia
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 2, 2018	By:	/s/ Frank Mullen
Frank Mullen
Vice President and Controller
(Principal Accounting Officer)