Form 10-Q
period 2018-06-30
RYDER SYSTEM INC
filed 2018-07-25
CIK 85961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑        NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☑        NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The number of shares of Ryder System, Inc. Common Stock ($0.50 par value per share) outstanding at June 30, 2018, was 53,094,736.

RYDER SYSTEM, INC.
FORM 10-Q QUARTERLY REPORT

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In thousands, except per share amounts)
Lease and rental revenues	$858,024	797,014	$1,682,277	1,564,604
Services revenue	1,072,324	865,841	2,000,468	1,706,528
Fuel services revenue	158,990	125,173	310,060	253,879
Total revenues	2,089,338	1,788,028	3,992,805	3,525,011

Cost of lease and rental	636,359	578,389	1,255,566	1,157,151
Cost of services	906,048	729,578	1,693,286	1,432,478
Cost of fuel services	155,551	121,604	302,454	247,454
Other operating expenses	30,946	27,406	64,416	58,677
Selling, general and administrative expenses	212,923	201,464	421,776	402,559
Non-operating pension costs	858	6,587	2,080	13,917
Used vehicle sales, net	6,013	15,322	13,422	14,542
Interest expense	42,369	34,852	80,150	69,738
Miscellaneous income, net	(3,627)	(5,454)	(6,137)	(10,407)
Restructuring and other charges, net	3,615	(2,574)	19,409	(2,574)
	1,991,055	1,707,174	3,846,422	3,383,535
Earnings from continuing operations before income taxes	98,283	80,854	146,383	141,476
Provision for income taxes	54,764	29,459	68,932	51,545
Earnings from continuing operations	43,519	51,395	77,451	89,931
Loss from discontinued operations, net of tax	(1,261)	(527)	(1,688)	(657)
Net earnings	$42,258	50,868	$75,763	89,274

Earnings (loss) per common share — Basic
Continuing operations	$0.83	0.97	$1.47	1.70
Discontinued operations	(0.02)	(0.01)	(0.03)	(0.01)
Net earnings	$0.80	0.96	$1.44	1.68

Earnings (loss) per common share — Diluted
Continuing operations	$0.82	0.97	$1.46	1.69
Discontinued operations	(0.02)	(0.01)	(0.03)	(0.01)
Net earnings	$0.80	0.96	$1.43	1.67

Cash dividends declared per common share	$0.52	0.44	$1.04	0.88
See accompanying notes to consolidated condensed financial statements.
Note: EPS amounts may not be additive due to rounding.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In thousands)

Net earnings	$42,258	50,868	$75,763	89,274

Other comprehensive income:

Changes in currency translation adjustment and other	(41,644)	27,601	(29,752)	43,343

Amortization of pension and postretirement items	6,415	7,672	13,630	15,781
Income tax expense related to amortization of pension and postretirement items	(1,265)	(2,467)	(2,874)	(5,512)
Amortization of pension and postretirement items, net of tax	5,150	5,205	10,756	10,269

Change in net actuarial loss and prior service cost	(1,211)	20	(1,211)	20
Income tax benefit related to change in net actuarial loss and prior service cost	308	180	308	180
Change in net actuarial loss and prior service cost, net of taxes	(903)	200	(903)	200

Other comprehensive (loss) income, net of taxes	(37,397)	33,006	(19,899)	53,812

Comprehensive income	$4,861	83,874	$55,864	143,086
See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)

	June 30, 2018	December 31, 2017
	(Dollars in thousands, except share amounts)
Assets:
Current assets:
Cash and cash equivalents	$73,582	78,348
Receivables, net of allowance of $15,648 and $13,847, respectively	1,054,469	1,010,908
Inventories	74,079	73,543
Prepaid expenses and other current assets	165,626	160,094
Total current assets	1,367,756	1,322,893
Revenue earning equipment, net	8,846,796	8,355,262
Operating property and equipment, net of accumulated depreciation of $1,224,530 and $1,192,377, respectively	823,893	776,704
Goodwill	480,351	395,504
Intangible assets, net of accumulated amortization of $60,800 and $57,420, respectively	79,613	42,930
Direct financing leases and other assets	630,457	570,706
Total assets	$12,228,866	11,463,999

Liabilities and shareholders’ equity:
Current liabilities:
Short-term debt and current portion of long-term debt	$740,548	826,069
Accounts payable	706,239	599,303
Accrued expenses and other current liabilities	571,777	589,603
Total current liabilities	2,018,564	2,014,975
Long-term debt	5,237,377	4,583,582
Other non-current liabilities	822,077	812,642
Deferred income taxes	1,309,445	1,211,129
Total liabilities	9,387,463	8,622,328

Shareholders’ equity:
Preferred stock, no par value per share — authorized, 3,800,917; none outstanding, June 30, 2018 or December 31, 2017	—	—
Common stock, $0.50 par value per share — authorized, 400,000,000; outstanding, June 30, 2018 — 53,094,736 December 31, 2017 — 52,955,314	26,547	26,478
Additional paid-in capital	1,062,561	1,051,017
Retained earnings	2,580,262	2,471,677
Accumulated other comprehensive loss	(827,967)	(707,501)
Total shareholders’ equity	2,841,403	2,841,671
Total liabilities and shareholders’ equity	$12,228,866	11,463,999
See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2018	2017
	(In thousands)
Cash flows from operating activities from continuing operations:
Net earnings	$75,763	89,274
Less: Loss from discontinued operations, net of tax	(1,688)	(657)
Earnings from continuing operations	77,451	89,931
Depreciation expense	681,285	621,020
Goodwill impairment charge	15,513	—
Used vehicle sales, net	13,422	14,542
Amortization expense and other non-cash charges, net	15,728	17,058
Non-operating pension costs and share-based compensation expense	13,732	23,979
Deferred income tax expense	79,944	42,490
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(26,643)	(75,093)
Inventories	438	2,524
Prepaid expenses and other assets	(15,157)	(1,115)
Accounts payable	27,429	7,666
Accrued expenses and other non-current liabilities	(62,704)	(11,307)
Net cash provided by operating activities from continuing operations	820,438	731,695

Cash flows from financing activities from continuing operations:
Net change in commercial paper borrowings and revolving credit facilities	(8,049)	329,268
Debt proceeds	1,043,309	575,528
Debt repaid	(446,661)	(925,999)
Dividends on common stock	(55,095)	(47,250)
Common stock issued	4,663	6,007
Common stock repurchased	(17,221)	(58,228)
Debt issuance costs and other items	(1,884)	(1,285)
Net cash provided by (used in) financing activities	519,062	(121,959)

Cash flows from investing activities from continuing operations:
Purchases of property and revenue earning equipment	(1,421,301)	(855,252)
Sales of revenue earning equipment	196,274	202,033
Sales of operating property and equipment	5,860	3,960
Acquisitions, net of cash acquired	(169,128)	—
Collections on direct finance leases and other items	39,375	32,829
Net cash used in investing activities	(1,348,920)	(616,430)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	3,334	3,352
Decrease in cash, cash equivalents, and restricted cash from continuing operations	(6,086)	(3,342)

Decrease in cash, cash equivalents, and restricted cash from discontinued operations	(631)	(355)

Decrease in cash, cash equivalents, and restricted cash	(6,717)	(3,697)
Cash, cash equivalents, and restricted cash at January 1	83,022	62,639
Cash, cash equivalents, and restricted cash at June 30	$76,305	58,942
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

The maintenance service is the only performance obligation in SelectCare contracts. This single performance obligation is satisfied at a point in time for transactional maintenance services or over time for contract maintenance agreements. For contract maintenance agreements, the maintenance performance obligation represents a series of distinct maintenance services performed during the contract period as the services provided are substantially the same and have the same pattern of transfer to our customers. Revenue from SelectCare contracts is recognized as maintenance services are rendered over the terms of the related arrangements. We generally account for long-term maintenance contracts as one-year contracts since our maintenance arrangements are generally cancelable, without penalty, after one year. As a practical expedient, we do not disclose information about remaining performance obligations that have original expected durations of one year or less. For maintenance contracts that are longer than one year (i.e., not cancelable without penalty), the revenue we recognize corresponds directly with the value of service transferred to date. We measure the progress of transfer based on the costs incurred to provide the service to the customer. The amount that we have the right to invoice for services performed aligns with this measure. As a practical expedient, we do not disclose information about remaining performance obligations for these contracts since the revenue recognized corresponds to the amount we have the right to invoice for services performed.

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

Our customers contract with us to provide a significant service of integrating a set of transportation or supply chain logistical components into a single transportation or supply chain solution. Therefore, we typically account for DTS and SCS service contracts as one performance obligation satisfied over time. Less commonly, however, we may promise to provide distinct goods or services within a contract, in which case we separate the contract into more than one performance obligation. If a contract is separated into more than one performance obligation, we allocate the total transaction price to each performance obligation in an amount based on the estimated relative standalone selling prices of the promised goods or services underlying each performance obligation. We infrequently sell standard products with observable standalone selling prices. More frequently, we sell a customized customer-specific solution, and in these cases we use the expected cost plus a margin approach to estimate the standalone selling price of each performance obligation.

Although not material to our financial statements, in certain contracts, a portion of the contract consideration may be contingent upon the satisfaction of performance criteria, attainment of pain/gain share thresholds or volume thresholds. The amount of contingent consideration included in the determination of the transaction price at the commencement of a contract is only included to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from the initial estimates, we will adjust these estimates, which would affect revenue and earnings in the period such variances become known. In transportation management arrangements where we act as principal, revenue is reported on a gross basis, which includes third-party purchased transportation costs. To the extent that we are acting as an agent in the arrangement, revenue is reported net of purchased transportation costs.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

Income Taxes

In February 2018, the FASB issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which permits - but does not require - companies to reclassify stranded tax effects caused by 2017 tax reform from accumulated other comprehensive income to retained earnings. Additionally, the ASU requires new disclosures by all companies, whether they opt to do the reclassification or not. The standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. We adopted this standard using the aggregate portfolio approach and elected to reclassify $101 million of tax benefits resulting from the federal income tax rate change, net of associated state tax effect, from accumulated other comprehensive loss to retained earnings as of the beginning of 2018. This standard did not impact our results of operations or cash flows.

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

Business Combinations

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The objective of the update is to add guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting, including acquisitions, disposals, goodwill, and consolidation. Companies must use a prospective approach to adopt ASU 2017-01, which was effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted. We prospectively adopted this standard in the first quarter of 2018. The new standard did not have a material impact to the Company's consolidated condensed financial statements during the first or second quarter of 2018.

Statement of Cash Flows

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows, which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. In November 2016, the FASB issued additional guidance related to the statement of cash flows, which requires companies to explain the change during the period in the total of cash, cash equivalents, and restricted cash or restricted cash equivalents. The standard was effective January 1, 2018, with early adoption permitted. We adopted the standard during the first quarter of 2018. As a result of this update, restricted cash is included within cash and cash equivalents on our statements of consolidated cash flows. As of June 30, 2018 and December 31, 2017, we had $3 million and $5 million respectively, in prepaid expenses and other current assets associated with our like-kind exchange program for certain of our U.S. based revenue earning equipment.

Leases

In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases. The objective of this update is to increase stakeholder's awareness of the amendments and to expedite the improvements related to ASU No. 2016-02, Leases (Topic 842). The amendments to this update affect narrow aspects of the guidance issued in ASU No. 2016-02, which are not yet effective. We will adopt the standard effective January 1, 2019, using the modified retrospective transition method. We are currently evaluating the impact of the adoption of this update on our consolidated financial position, results of operations, and cash flows.

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

The new standard continues to require lessors to separate the lease component from the non-lease component; however, it provides clarification on the scope of non-lease components (e.g., maintenance services). The new standard also provides more guidance on how to identify and separate the components. The lease component will be accounted for using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The non-lease component will be accounted for in accordance with the revenue recognition guidance, see below section "Revenue Recognition." The adoption of the new lease standard will primarily impact our ChoiceLease product line, which includes a vehicle lease as well as maintenance and other services related to the vehicle. We will generally continue to recognize revenue for the lease portion of the product line on a straight-line basis. Revenue from maintenance services will be recognized consistent with the timing pattern of maintenance costs, which will generally require the deferral of some portion of the

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

customer's lease payments when received, as maintenance costs are typically not incurred evenly over the life of a ChoiceLease contract.

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

Adoption of the new revenue recognition standard impacted our previously reported Consolidated Condensed Statements of Operations and Comprehensive Income results as follows (in thousands, except per share amounts):

	Three months ended June 30, 2017			Six months ended June 30, 2017
		New Revenue			New Revenue
	As Previously	Standard		As Previously	Standard
	Reported	Adjustments	As Revised	Reported	Adjustments	As Revised
Services revenue (1)	$871,027	(5,186)	865,841	$1,722,894	(16,366)	1,706,528
Total revenues	1,793,214	(5,186)	1,788,028	3,541,377	(16,366)	3,525,011
Cost of services (1)	734,764	(5,186)	729,578	1,448,844	(16,366)	1,432,478
Selling, general and administrative expenses	201,626	(162)	201,464	403,387	(828)	402,559
Earnings from continuing operations before income taxes	80,692	162	80,854	140,648	828	141,476
Provision for income taxes	29,349	110	29,459	51,026	519	51,545
Earnings from continuing operations	51,343	52	51,395	89,622	309	89,931
Net earnings	50,816	52	50,868	88,965	309	89,274

Comprehensive income	83,822	52	83,874	142,777	309	143,086

Earnings per common share - Basic
Continuing operations	$0.97	—	0.97	$1.69	0.01	1.70

Earnings per common share - Diluted
Continuing operations	$0.97	—	0.97	$1.68	0.01	1.69
————————————

(1)
Amount includes $5 million and $16 million for the three and six months ended June 30, 2017, respectively, related to correction of a prior period error. We historically accounted for certain freight brokerage agreements as a principal and presented revenue and costs related to subcontracted transportation on a gross basis in our financial statements. In adopting Topic 606, we reviewed and evaluated our existing revenue contracts and determined that certain of our freight brokerage agreements should have historically been presented on a net basis as an agent. We evaluated the materiality of this revision, quantitatively and qualitatively. We concluded it was not material to any of our previously issued consolidated financial statements and correction as an out of period adjustment in the current period was not material.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

Adoption of the new revenue recognition standard impacted our previously reported Consolidated Condensed Balance Sheet as follows (in thousands)

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

3. ACQUISITIONS

On April 2, 2018, we acquired all of the outstanding equity of MXD Group, Inc. (MXD), an e-commerce fulfillment provider with a national network of facilities, including last mile delivery capabilities, for a purchase price of approximately $120 million. The acquisition is included in our SCS business segment. We acquired MXD to build the foundation of e-fulfillment and final mile capabilities for our e-commerce business.

During the six months ended June 30, 2018, we incurred acquisition transaction costs of $0.7 million related to the purchase that are reflected within "Selling, general and administrative expenses" in our Consolidated Condensed Statements of Earnings. The following table provides the preliminary purchase price allocation to the assets and the liabilities assumed as of the closing date of the MXD acquisition.

(In thousands)
Assets:
Operating property and equipment	$11,903
Goodwill	70,529
Customer relationships and other intangibles	37,551
Other assets, primarily accounts receivable	32,492
152,475
Liabilities:
Accrued liabilities	(18,108)
Deferred income taxes	(9,610)
Other liabilities, primarily accounts payable	(5,053)
Net assets acquired	$119,704

The excess of the purchase consideration over the aggregate estimated fair values of assets acquired and liabilities assumed was recorded as goodwill. The goodwill recognized reflects e-commerce growth opportunities, opportunities to cross-sell with our existing customer base and expected cost synergies of combining MXD with our business. The goodwill is not expected to be deductible for income tax purposes. Customer relationship intangible assets are expected to be amortized over 14 years.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

The results of operations of MXD were not material to our results of operations and therefore pro forma financial information for the acquisition was not presented.

On June 15, 2018, we acquired all of the outstanding equity of Metro Truck & Tractor Leasing (Metro), a full service leasing, rental and maintenance company for a purchase price of approximately $53 million. The acquisition is included in our FMS business segment. We acquired Metro to expand our presence in the Baltimore, Maryland area. The preliminary purchase accounting for this acquisition resulted in $3 million of the purchase price allocated to customer relationships and other intangible assets, $19 million allocated to tangible assets net of liabilities assumed and the remaining $30 million represents goodwill. The goodwill recognized reflects expected cost synergies and operational improvements in the combined companies and expected growth opportunities with Metro's current customers and prospects in the Maryland market. The goodwill is not expected to be deductible for income tax purposes. This allocation is subject to change as the Company finalizes purchase accounting. Transaction costs related to the acquisition were $0.4 million during the six months ended June 30, 2018 and were reflected within "Selling, general and administrative expenses" in our Consolidated Condensed Statements of Earnings.

The assets, liabilities and results of operations of Metro were not material to our consolidated financial position or results of operations and therefore pro forma financial information for the acquisition was not presented.

The estimated fair values of assets acquired and liabilities assumed in the acquisitions of both MXD and Metro are preliminary and are based on the information that was available as of the acquisition date. We believe that we have sufficient information to provide a reasonable basis for estimating the fair values of assets acquired and liabilities assumed; however, we are currently obtaining additional information which will be necessary to finalize our estimate of fair values. Therefore, the preliminary measurements of estimated fair values reflected are subject to change. We expect to finalize the valuation and complete the purchase consideration allocation no later than one year from the acquisition date. The primary areas of the purchase price allocation that are not yet finalized relate to fixed assets, income and non-income taxes, the valuation of intangible assets acquired and residual goodwill, as well as certain contingent liabilities. The preliminary amounts assigned to intangible assets by type for the MXD and Metro acquisitions are based on our preliminary valuation model.

4. REVENUE

Disaggregation of Revenue

The following tables disaggregate our revenue by primary geographical market, major product/service lines, and industry:

Primary Geographical Markets

	Three months ended June 30, 2018
	FMS	DTS	SCS	Eliminations	Total
	(In thousands)
United States	$1,134,499	330,622	484,194	(135,569)	1,813,746
Canada	75,864	—	47,747	(5,692)	117,919
Europe	85,090	—	—	—	85,090
Mexico	—	—	66,216	—	66,216
Singapore	—	—	6,367	—	6,367
Total revenue	$1,295,453	330,622	604,524	(141,261)	2,089,338

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

	Three months ended June 30, 2017
	FMS	DTS	SCS	Eliminations	Total
	(In thousands)
United States	$1,016,870	272,446	363,466	(109,071)	1,543,711
Canada	68,000		41,650	(4,630)	105,020
Europe	78,709	—	—	—	78,709
Mexico	—	—	52,701	—	52,701
Singapore	—	—	7,887	—	7,887
Total revenue	$1,163,579	272,446	465,704	(113,701)	1,788,028

	Six months ended June 30, 2018
	FMS	DTS	SCS	Eliminations	Total
	(In thousands)
United States	$2,214,954	629,592	875,849	(263,285)	3,457,110
Canada	150,332	—	90,841	(10,765)	230,408
Europe	172,746	—	—	—	172,746
Mexico	—	—	120,476	—	120,476
Singapore	—	—	12,065	—	12,065
Total revenue	$2,538,032	629,592	1,099,231	(274,050)	3,992,805

	Six months ended June 30, 2017
	FMS	DTS	SCS	Eliminations	Total
	(In thousands)
United States	$2,007,131	539,076	721,812	(218,653)	3,049,366
Canada	133,822	—	82,496	(8,778)	207,540
Europe	155,096	—	—	—	155,096
Mexico	—	—	97,742	—	97,742
Singapore	—	—	15,267	—	15,267
Total revenue	$2,296,049	539,076	917,317	(227,431)	3,525,011

Major Products/Service Lines

	Three months ended June 30, 2018
	FMS	DTS	SCS	Eliminations	Total
	(In thousands)
ChoiceLease	$700,779	—	—	(65,203)	635,576
SelectCare	125,266	—	—	(7,543)	117,723
Commercial rental	232,425	—	—	(12,282)	220,143
Fuel	215,230	—	—	(56,233)	158,997
Other	21,753	—	—	—	21,753
DTS	—	330,622	—	—	330,622
SCS	—	—	604,524	—	604,524
Total revenue	$1,295,453	330,622	604,524	(141,261)	2,089,338

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

	Three months ended June 30, 2017
	FMS	DTS	SCS	Eliminations	Total
	(In thousands)
ChoiceLease	$662,462	—	—	(57,996)	604,466
SelectCare	117,384	—	—	(6,979)	110,405
Commercial rental	199,340	—	—	(8,887)	190,453
Fuel	165,014	—	—	(39,839)	125,175
Other	19,379	—	—	—	19,379
DTS	—	272,446	—	—	272,446
SCS	—	—	465,704	—	465,704
Total revenue	$1,163,579	272,446	465,704	(113,701)	1,788,028

	Six months ended June 30, 2018
	FMS	DTS	SCS	Eliminations	Total
	(In thousands)
ChoiceLease	$1,391,210	—		(128,373)	1,262,837
SelectCare	247,139	—		(14,364)	232,775
Commercial rental	436,955	—		(22,345)	414,610
Fuel	419,037	—		(108,968)	310,069
Other	43,691	—	—	—	43,691
DTS	—	629,592	—	—	629,592
SCS	—	—	1,099,231	—	1,099,231
Total revenue	$2,538,032	629,592	1,099,231	(274,050)	3,992,805

	Six months ended June 30, 2017
	FMS	DTS	SCS	Eliminations	Total
	(In thousands)
ChoiceLease	$1,318,774	—	—	(114,297)	1,204,477
SelectCare	230,993	—	—	(14,348)	216,645
Commercial rental	373,346	—	—	(17,398)	355,948
Fuel	335,268	—	—	(81,388)	253,880
Other	37,668	—	—	—	37,668
DTS	—	539,076	—	—	539,076
SCS	—	—	917,317	—	917,317
Total revenue	$2,296,049	539,076	917,317	(227,431)	3,525,011

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

Industry

Our SCS business segment includes revenue from the below industries:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In thousands)
Automotive	$231,886	188,362	$439,678	384,803
Technology and healthcare	114,388	92,294	217,485	174,952
CPG and retail	197,694	126,428	333,052	245,377
Industrial and other	60,556	58,620	109,016	112,185
Total revenue	$604,524	465,704	$1,099,231	917,317

Contract Balances

We record a receivable related to revenue recognized when we have an unconditional right to invoice. There were no material contract assets as of June 30, 2018 or December 31, 2017. Trade receivables were $882 million and $899 million at June 30, 2018 and December 31, 2017, respectively. Impairment losses on receivables were not material during the second quarters of 2018 and 2017.

Contract liabilities relate to payments received in advance of performance under the contract. Changes in contract liabilities are due to our performance under the contract. The amount of revenue recognized during the six months ended June 30, 2018 that was included within deferred revenue at January 1, 2018 was $10.5 million.

5. REVENUE EARNING EQUIPMENT

	June 30, 2018			December 31, 2017
	Cost	Accumulated Depreciation	Net Book Value (1)	Cost	Accumulated Depreciation	Net Book Value (1)
	(In thousands)
Held for use:
ChoiceLease	$10,283,609	(3,548,389)	6,735,220	$10,002,981	(3,367,431)	6,635,550
Commercial rental	3,016,416	(1,008,785)	2,007,631	2,616,706	(1,001,965)	1,614,741
Held for sale	373,267	(269,322)	103,945	403,229	(298,258)	104,971
Total	$13,673,292	(4,826,496)	8,846,796	$13,022,916	(4,667,654)	8,355,262
 ————————————

(1)
Revenue earning equipment, net includes vehicles under capital leases of $23 million, less accumulated depreciation of $12 million, at June 30, 2018, and $29 million, less accumulated depreciation of $14 million, at December 31, 2017.

We lease revenue earning equipment to customers for periods typically ranging from three to seven years for trucks and tractors and up to ten years for trailers. The majority of our leases are classified as operating leases. However, some of our revenue earning equipment leases are classified as direct financing leases and, to a lesser extent, sales-type leases. As of June 30, 2018 and December 31, 2017, the net investment in direct financing and sales-type leases was $453 million and $447 million, respectively. Our direct financing lease customers operate in a wide variety of industries, and we have no significant customer concentrations in any one industry. We assess credit risk for all of our customers including those who lease equipment under direct financing leases prior to signing a ChoiceLease contract. For those customers who are designated as high risk, we typically require deposits to be paid in advance in order to mitigate our credit risk. Additionally, our receivables are collateralized by the vehicles, which further mitigates our credit risk.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

As of June 30, 2018 and December 31, 2017, the amount of direct financing lease receivables past due was not significant, and there were no impaired receivables. Accordingly, we do not believe there is a material risk of default with respect to the direct financing lease receivables.

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

The following table presents our assets held for sale that are measured at fair value on a nonrecurring basis and considered a Level 3 fair value measurement:

			Total Losses (2)
			Three months ended June 30,		Six months ended June 30,
	June 30, 2018	December 31, 2017	2018	2017	2018	2017
	(In thousands)
Assets held for sale:
Revenue earning equipment (1):
Trucks	$37,895	33,208	$10,295	10,927	$18,896	16,727
Tractors	22,883	27,976	2,101	12,134	5,478	17,317
Trailers	1,478	2,100	1,605	2,605	3,198	3,173
Total assets at fair value	$62,256	63,284	$14,001	25,666	$27,572	37,217
 ————————————

(1)
Assets held for sale in the above table only include the portion of revenue earning equipment held for sale where net book values exceeded fair values and fair value adjustments were recorded. The net book value of assets held for sale that were less than fair value was $42 million as of June 30, 2018 and December 31, 2017.

(2)	Total losses represent fair value adjustments for all vehicles reclassified to held for sale throughout the period for which fair value was less than net book value.

For the three and six months ended June 30, 2018 and 2017, the components of used vehicle sales, net were as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In thousands)
Gains on vehicle sales, net	$(7,988)	(10,344)	$(14,150)	(22,675)
Losses from fair value adjustments	14,001	25,666	27,572	37,217
Used vehicle sales, net	$6,013	15,322	$13,422	14,542

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

6. GOODWILL

The carrying amount of goodwill attributable to each reportable business segment was as follows:

	Fleet Management Solutions	Dedicated Transportation Solutions	Supply Chain Solutions	Total
	(In thousands)
Balance at December 31, 2017
Goodwill	$237,176	40,808	146,741	424,725
Accumulated impairment losses	(10,322)	—	(18,899)	(29,221)
	226,854	40,808	127,842	395,504
Acquisitions (1)	29,902	—	70,529	100,431
Foreign currency translation adjustments	189	—	(260)	(71)
Balance at June 30, 2018
Goodwill	267,267	40,808	217,010	525,085
Accumulated impairment losses	(25,835)	—	(18,899)	(44,734)
	$241,432	40,808	198,111	480,351
———————————

(1)	See Note 3, "Acquisitions,"in the Notes to Consolidated Condensed Financial Statements for additional information.

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

7. ACCRUED EXPENSES AND OTHER LIABILITIES

	June 30, 2018			December 31, 2017
	Accrued Expenses	Non-Current Liabilities	Total	Accrued Expenses	Non-Current Liabilities	Total
	(In thousands)
Salaries and wages	$108,435	—	108,435	$135,930	—	135,930
Deferred compensation	4,881	59,637	64,518	4,269	58,411	62,680
Pension benefits	3,842	400,023	403,865	3,863	412,417	416,280
Other postretirement benefits	1,473	18,715	20,188	1,481	19,760	21,241
Other employee benefits	17,433	—	17,433	28,636	3,279	31,915
Insurance obligations (1)	139,638	260,452	400,090	130,848	242,473	373,321
Operating taxes	94,849	—	94,849	95,848	—	95,848
Income taxes	5,028	22,492	27,520	8,550	23,888	32,438
Interest	34,243	—	34,243	30,003	—	30,003
Deposits, mainly from customers	76,533	3,436	79,969	69,903	3,638	73,541
Deferred revenue	19,664	—	19,664	14,004	—	14,004
Restructuring liabilities (2)	8,913	—	8,913	13,074	—	13,074
Other	56,845	57,322	114,167	53,194	48,776	101,970
Total	$571,777	822,077	1,393,854	$589,603	812,642	1,402,245
 ————————————

(1)	Insurance obligations are primarily comprised of self-insured claim liabilities.

(2)
The reduction in restructuring liabilities from December 31, 2017, principally represents cash payments for employee termination costs. The majority of the balance remaining in restructuring liabilities is expected to be paid by the end of 2018.

8. INCOME TAXES

Tax Law Changes

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the “Act”) was signed into law. The Act made broad and complex changes to the U.S. tax code and it will take time to fully interpret the changes. The Act significantly impacted 2018 earnings, and will impact earnings in future periods; however, we have not fully completed the accounting under Income Taxes (Topic 740) for certain of the Act’s new provisions. In accordance with Topic 740, to the extent the accounting for certain income tax effects of the Act was incomplete, but we were able to determine a reasonable estimate of those effects, a provisional amount (“provisional amount”) has been included in our financial statements. Conversely, where a reasonable estimate of the tax effects of the Act cannot be determined, no related provisional amounts have been included in the financial statements. We intend to adjust the tax effects for the relevant items during the allowed 2018 measurement period.

The Act also requires companies to pay a one-time transition tax on unremitted earnings of certain foreign subsidiaries that had not been subject to U.S. income tax and creates new taxes on certain foreign earnings. We included a $33 million provisional estimate for the transition tax in the December 31, 2017, financial statements. On April 2, 2018, the Internal Revenue Service issued Notice 2018-26, which required us to increase the provisional estimate related to the one-time transition tax. We estimated the additional tax provision to be approximately $29 million. The transition tax estimate will be further adjusted during the second half of 2018 as we refine our determination of historical earnings and profits and the amount of cash and cash equivalents held in foreign entities.

As of June 30, 2018, we have alternative minimum tax (AMT) credit carryforwards of $24 million, which do not expire and can be used to offset regular income taxes in future years. Under the Act, the AMT was repealed and taxpayers may claim a refund of 50% of their remaining AMT credit carryforwards (to the extent the credits exceed regular tax for the year) in 2018, 2019 and 2020. Any AMT credits remaining after 2020 will be refunded in 2021. Pursuant to the requirements of the Balanced

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

Budget and Emergency Deficit Control Act of 1985, refundable AMT credits may be subject to sequestration, which is currently 6.2% for refunds after 2019, and during the first quarter of 2018, the Internal Revenue Service clarified sequestration would apply to refundable AMT credits under the Act. We reclassified our credits to a receivable and recorded a charge of $1 million to account for the sequestration reduction. The reclassification and provision for sequestration are adjustments to provisional estimates of the tax effects of the Act.

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
State — for the majority of states, tax returns are closed through fiscal year 2011 with the exception of states with net operating loss carryforwards that are generally closed through 1997.
Foreign — we are no longer subject to foreign tax examinations by tax authorities for tax years before 2010 in Canada, 2012 in Brazil, 2013 in Mexico and 2013 in the U.K., which are our major foreign tax jurisdictions.

At June 30, 2018 and December 31, 2017, the total amount of gross unrecognized tax benefits (including interest and penalties, excluding the federal benefit on state issues) was $66 million and $68 million, respectively. During the first quarter of 2018, we determined that reserves for certain uncertain tax positions should have been reversed in prior periods when the statutes of limitations expired. As the amounts were not material to our consolidated financial statements in any individual period, and the cumulative amount is not material to 2018 results, we recognized a one-time $3 million benefit in our provision for income taxes related to this reversal.

Effective Tax Rate

Our effective income tax rates from continuing operations for the second quarter of 2018 and first half of 2018 were 55.7% and 47.1%, respectively, compared with 36.4% in both the second quarter and first half of 2017. The increase primarily reflects an additional tax provision recorded to adjust the provisional estimate for the one-time transition tax, partially offset by a lower federal tax rate due to the Act.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

9. DEBT

	Weighted-Average Interest Rate
	June 30, 2018	December 31, 2017	Maturities	June 30, 2018	December 31, 2017
				(In thousands)
Short-term debt and current portion of long-term debt:
Short-term debt	1.70%	1.79%		$44,107	35,509
Current portion of long-term debt				696,441	790,560
Total short-term debt and current portion of long-term debt				740,548	826,069
Long-term debt:
U.S. commercial paper (1)	2.28%	1.56%	2020	519,916	570,218
Canadian commercial paper (1)	1.70%	—%	2020	47,175	—
Global revolving credit facility	3.12%	2.80%	2020	600	17,328
Unsecured U.S. notes — Medium-term notes (1)	3.06%	2.73%	2018-2025	4,562,972	4,014,091
Unsecured U.S. obligations	3.34%	2.79%	2019	50,000	50,000
Unsecured foreign obligations	1.61%	1.50%	2020-2021	224,406	230,380
Asset-backed U.S. obligations (2)	2.12%	1.85%	2018-2025	544,911	491,899
Capital lease obligations	3.48%	3.53%	2018-2023	17,349	20,871
Total before fair market value adjustment				5,967,329	5,394,787
Fair market value adjustment on notes subject to hedging (3)				(15,986)	(7,192)
Debt issuance costs				(17,525)	(13,453)
				5,933,818	5,374,142
Current portion of long-term debt				(696,441)	(790,560)
Long-term debt				5,237,377	4,583,582
Total debt				$5,977,925	5,409,651
 ————————————

(1)	Amounts are net of unamortized original issue discounts of $8 million and $6 million at June 30, 2018 and December 31, 2017.

(2)	Asset-backed U.S. obligations are related to financing transactions involving revenue earning equipment.

(3)	The notional amount of the executed interest rate swaps designated as fair value hedges was $825 million at June 30, 2018 and December 31, 2017.

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

The credit facility is used primarily to finance working capital but can also be used to issue up to $75 million in letters of credit (there were no letters of credit outstanding against the facility at June 30, 2018). At our option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. The credit facility contains no provisions limiting its availability in the event of a material adverse change to Ryder’s business operations; however, the credit facility does contain standard representations and warranties, events of default, cross-default provisions and certain affirmative and negative covenants.

In order to maintain availability of funding, we must maintain a ratio of debt to consolidated net worth of less than or equal to 300%. Net worth, as defined in the credit facility, represents shareholders' equity excluding any accumulated other comprehensive income or loss associated with our pension and other postretirement plans. The ratio at June 30, 2018 was 172%. At June 30, 2018, there was $588 million available under the credit facility.

Our global revolving credit facility enables us to refinance short-term obligations on a long-term basis. Short-term commercial paper obligations not required for working capital needs are classified as long-term as we have both the intent and ability to refinance on a long-term basis. In addition, we have the intent and ability to refinance the current portion of certain

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

long-term debt on a long-term basis. At June 30, 2018, we classified $567 million of short-term commercial paper, $300 million of the current portion of long-term debt and $50 million of short-term debt as long-term debt. At December 31, 2017, we classified $570 million of short-term commercial paper and $16 million of the current portion of long-term debt as long-term debt.

In June 2018, we issued $450 million of unsecured medium-term notes maturing in June 2023. In February 2018, we issued $450 million of unsecured medium-term notes maturing in March 2023. The proceeds from these notes were used to pay off maturing debt and for general corporate purposes. If these notes are downgraded below investment grade following, and as a result of, a change in control, the note holders can require us to repurchase all or a portion of the notes at a purchase price equal to 101% of principal value plus accrued and unpaid interest.

In June 2018, we received $100 million from financing transactions backed by a portion of our revenue earning equipment.
The proceeds from these transactions were used for general corporate purposes. We have provided end of term guarantees for the residual value of the revenue earning equipment in these transactions. The transaction proceeds, along with the end of term residual value guarantees, have been included within "asset-backed U.S. obligations" in the preceding table.

We have a trade receivables purchase and sale program, pursuant to which we sell certain of our domestic trade accounts receivable to a bankruptcy remote, consolidated subsidiary of Ryder, that in turn sells, on a revolving basis, an ownership interest in certain of these accounts receivable to a committed purchaser. The subsidiary is considered a VIE and is consolidated based on our control of the entity’s activities. We use this program to provide additional liquidity to fund our operations, particularly when it is cost effective to do so. The costs under the program may vary based on changes in interest rates. The available proceeds that may be received under the program increased from $175 million to $225 million during the second quarter of 2018. If no event occurs which causes early termination, the 364-day program will expire on June 12, 2019. The program contains provisions restricting its availability in the event of a material adverse change to our business operations or the collectibility of the collateralized receivables. Sales of receivables under this program are accounted for as secured borrowings based on our continuing involvement in the transferred assets. No amounts were outstanding under the program at June 30, 2018 or December 31, 2017.

At June 30, 2018 and December 31, 2017, we had letters of credit and surety bonds outstanding totaling $351 million and $350 million, respectively, which primarily guarantee the payment of insurance claims.

The fair value of total debt (excluding capital lease and asset-backed U.S. obligations) at June 30, 2018 and December 31, 2017 was approximately $5.41 billion and $4.95 billion, respectively. For publicly-traded debt, estimates of fair value were based on market prices. For other debt, fair value was estimated based on a model-driven approach using rates currently available to us for debt with similar terms and remaining maturities. The fair value measurements of our publicly-traded debt and other debt were classified within Level 2 of the fair value hierarchy. The carrying amounts reported in the Consolidated Condensed Balance Sheets for “Cash and cash equivalents,” “Receivables, net” and “Accounts payable” approximate fair value because of the immediate or short-term maturities of these financial instruments.

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

As of June 30, 2018, we had interest rate swaps outstanding that are designated as fair value hedges for certain debt obligations, with a total notional value of $825 million and maturities through 2020. Interest rate swaps are measured at fair value on a recurring basis using Level 2 fair value inputs. The fair value of these interest rate swaps was a liability of $16 million and $7 million as of June 30, 2018 and December 31, 2017, respectively. The amounts are presented in "Accrued expenses and other current liabilities" and "Other non-current liabilities" in our Consolidated Condensed Balance Sheets. Changes in the fair value of our interest rate swaps were offset by changes in the fair value of the hedged debt instruments. Accordingly, there was no ineffectiveness related to the interest rate swaps.

As of June 30, 2018, we had an interest rate swap outstanding that was designated as a cash flow hedge for a certain debt obligation, with a total notional value of $15 million and maturity through 2021. The interest rate swap is measured at fair value on a recurring basis using Level 2 fair value inputs. The fair value of this interest rate swap was not material as of June 30, 2018. The amounts are presented in "Other non-current liabilities" in our Consolidated Condensed Balance Sheets. The effective portion of the change in the fair value of the hedging instrument is reported in other comprehensive income. The amounts accumulated in other comprehensive income are reclassified to earnings when the related interest payments affect earnings. There was no ineffectiveness related to the interest rate swap.

11. SHARE REPURCHASE PROGRAMS

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

During the six months ended June 30, 2018 and June 30, 2017, we repurchased approximately 234,000 shares for $17.2 million and 828,000 shares for $58.2 million, respectively.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

12. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following summary sets forth the components of accumulated other comprehensive loss, net of tax:

	Currency Translation Adjustments and Other	Net Actuarial Loss (1)	Prior Service (Cost)/ Credit (1)	Accumulated Other Comprehensive Loss
	(In thousands)
December 31, 2017	$(140,438)	(560,153)	(6,910)	(707,501)
Amortization	—	10,587	169	10,756
Other current period change	(29,752)	(903)	—	(30,655)
Adoption of new accounting standard (2)	—	(98,987)	(1,580)	(100,567)
June 30, 2018	$(170,190)	(649,456)	(8,321)	(827,967)

	Currency Translation Adjustments and Other	Net Actuarial Loss (1)	Prior Service Credit (1)	Accumulated Other Comprehensive Loss
	(In thousands)
December 31, 2016	$(206,610)	(620,292)	(7,130)	(834,032)
Amortization	—	10,159	110	10,269
Other current period change	43,343	200	—	43,543
June 30, 2017	$(163,267)	(609,933)	(7,020)	(780,220)
_______________________

(1)	These amounts are included in the computation of net pension expense. See Note 15, "Employee Benefit Plans," for additional information.

(2)	Refer to Note 2, "Recent Accounting Pronouncements" for additional information.

The loss from currency translation adjustments in the six months ended June 30, 2018 of $30 million was primarily due to the weakening of the British Pound and Canadian Dollar against the U.S. Dollar. The gain from currency translation adjustments in the six months ended June 30, 2017 of $43 million was primarily due to the strengthening of the British Pound and the Canadian Dollar against the U.S. Dollar.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

13. EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per common share from continuing operations:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In thousands, except per share amounts)
Earnings per share — Basic:
Earnings from continuing operations	$43,519	51,395	$77,451	89,931
Less: Earnings allocated to unvested stock	(158)	(186)	(277)	(318)
Earnings from continuing operations available to common shareholders — Basic	$43,361	51,209	$77,174	89,613

Weighted average common shares outstanding — Basic	52,370	52,663	52,388	52,804

Earnings from continuing operations per common share — Basic	$0.83	0.97	$1.47	1.70

Earnings per share — Diluted:
Earnings from continuing operations	$43,519	51,395	$77,451	89,931
Less: Earnings allocated to unvested stock	(158)	(186)	(277)	(318)
Earnings from continuing operations available to common shareholders — Diluted	$43,361	51,209	$77,174	89,613

Weighted average common shares outstanding — Basic	52,370	52,663	52,388	52,804
Effect of dilutive equity awards	254	244	337	348
Weighted average common shares outstanding — Diluted	52,624	52,907	52,725	53,152

Earnings from continuing operations per common share — Diluted	$0.82	0.97	$1.46	1.69

Anti-dilutive equity awards not included above	1,447	1,231	1,247	911

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

The following table provides information on share-based compensation expense and income tax benefits recognized during the periods:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In thousands)
Stock option and stock purchase plans	$1,895	1,953	$3,771	3,858
Unvested stock	4,415	3,154	7,881	6,204
Share-based compensation expense	6,310	5,107	11,652	10,062
Income tax benefit	(1,068)	(1,760)	(2,229)	(3,482)
Share-based compensation expense, net of tax	$5,242	3,347	$9,423	6,580

The compensation expense associated with cash awards was not material for the three and six months ended June 30, 2018 and 2017.

Total unrecognized pre-tax compensation expense related to all share-based compensation arrangements at June 30, 2018, was $38 million and is expected to be recognized over a weighted-average period of 2.0 years.

The following table is a summary of the awards granted under the Plans during the periods presented:

	Six months ended June 30,
	2018	2017
	(Shares in thousands)
Stock options	347	465
Market-based restricted stock rights	—	46
Performance-based restricted stock rights	200	79
Time-vested restricted stock rights	167	107
Total	714	697

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

15. EMPLOYEE BENEFIT PLANS

Components of net pension expense were as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In thousands)
Pension Benefits
Company-administered plans:
Service cost	$3,095	3,017	$6,296	6,266
Interest cost	19,098	21,426	38,850	42,915
Expected return on plan assets	(25,065)	(22,712)	(50,899)	(45,190)
Amortization of:
Net actuarial loss	6,914	8,077	14,286	16,527
Prior service cost	144	121	289	266
	4,186	9,929	8,822	20,784
Union-administered plans	2,524	2,621	4,870	5,123
Net pension expense	$6,710	12,550	$13,692	25,907

Company-administered plans:
U.S.	$6,665	10,547	$14,022	21,858
Non-U.S.	(2,479)	(618)	(5,200)	(1,074)
	4,186	9,929	8,822	20,784
Union-administered plans	2,524	2,621	4,870	5,123
Net pension expense	$6,710	12,550	$13,692	25,907

During the six months ended June 30, 2018, we contributed $19 million to our pension plans. In 2018, the expected total contributions to our pension plans are approximately $28 million. We also maintain other postretirement benefit plans that are not reflected in the above table. The amount of postretirement benefit expense was not material for the three and six months ended June 30, 2018.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

16. OTHER ITEMS IMPACTING COMPARABILITY

Our primary measure of segment performance as shown in Note 19, "Segment Reporting," excludes certain items we do not believe are representative of the ongoing operations of the segment. Excluding these items from our segment measure of performance allows for better year over year comparison:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In thousands)
Restructuring and other, net	$3,615	(2,574)	$3,896	(2,574)
Goodwill impairment (1)	—	—	15,513	—
Operating tax adjustment	—	—	—	2,205
Restructuring and other items, net	$3,615	(2,574)	$19,409	(369)
————————————

(1)	Refer to Note 6, "Goodwill ," for additional information.

During the three and six months ended June 30, 2018, the below items were recorded in "Restructuring and other, net":

•
In the second quarter of 2018, we committed to a plan to shutdown our Singapore business operations and recognized employee termination costs of $3 million. We expect to incur additional restructuring charges related to exiting Singapore business operations, but we do not expect these charges to be material to our financial statements.

•
In the second quarter of 2018, we recorded a net restructuring credit of $1 million related to (i) gains on the sale of certain U.K. facilities that were closed as part of our December 2017 restructuring activities and (ii) adjustments to the restructuring accrual recorded as of December 31, 2017, partially offset by professional fees.

•
During the first quarter of 2018, we recorded restructuring and other charges of $0.5 million, primarily related to professional fees and adjustments to the restructuring accrual recorded as of December 31, 2017.

•	During the second quarter and the first half of 2018, we recorded acquisition transaction costs and restructuring charges of $2 million related to the acquisitions of MXD and Metro.

•
During the second quarter of 2017, we realized restructuring credits of $3 million related to the gains on sale of certain U.K. facilities that were closed as part of our December 2016 restructuring activities.

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

18. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information was as follows:

	Six months ended June 30,
	2018	2017
	(In thousands)
Interest paid	$72,051	66,188
Income taxes paid	15,109	9,086
Changes in accounts payable related to purchases of revenue earning equipment	75,312	77,717
Operating and revenue earning equipment acquired under capital leases	2,008	3,424
Changes in restricted cash	(1,951)	(259)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Condensed Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Condensed Statements of Cash Flows.

	June 30, 2018	December 31, 2017
	(In thousands)
Cash and cash equivalents	$73,582	$78,348
Restricted cash included in prepaid expenses and other current assets	2,723	4,674
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$76,305	$83,022

Amounts included in restricted cash represent the proceeds from the sale of eligible vehicles under our like-kind exchange program for certain of our U.S. - based revenue earning equipment. Restricted cash is used for the acquisition of replacement vehicles and other specified applications.

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

Our primary measurement of segment financial performance, defined as segment “Earnings Before Tax” (EBT) from continuing operations, includes an allocation of Central Support Services (CSS) and excludes non-operating pension costs and the restructuring and other items, net discussed in Note 16, "Other Items Impacting Comparability." CSS represents those costs incurred to support all business segments, including human resources, finance, corporate services, public affairs, information technology, health and safety, legal, marketing and corporate communications. The objective of the EBT measurement is to provide clarity on the profitability of each segment and, ultimately, to hold leadership of each segment accountable for their allocated share of CSS costs. Certain costs are considered to be overhead not attributable to any segment and remain unallocated in CSS. Included among the unallocated overhead remaining within CSS are the costs for investor relations, public affairs and certain executive compensation. CSS costs attributable to the business segments are predominantly allocated to FMS, DTS and SCS as follows:

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

The following tables set forth financial information for each of our segments and provide a reconciliation between segment EBT and earnings from continuing operations before income taxes for the three and six months ended June 30, 2018 and 2017. Segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented. Prior period segment EBT amounts have been reclassified to conform to the current period presentation. These reclassifications were immaterial to the financial statements taken as a whole.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

	FMS	DTS	SCS	Eliminations	Total
	(In thousands)
For the three months ended June 30, 2018
Revenue from external customers	$1,154,192	330,622	604,524	—	2,089,338
Inter-segment revenue	141,261	—	—	(141,261)	—
Total revenue	$1,295,453	330,622	604,524	(141,261)	2,089,338

Segment EBT	$72,876	18,452	37,715	(15,309)	113,734
Unallocated CSS					(10,978)
Non-operating pension costs (1)					(858)
Restructuring and other items, net (2)					(3,615)
Earnings from continuing operations before income taxes					$98,283

Segment capital expenditures paid (3)	$735,695	393	16,323	—	752,411
Unallocated CSS capital expenditures paid					6,146
Capital expenditures paid					$758,557

For the three months ended June 30, 2017
Revenue from external customers	$1,049,878	272,446	465,704	—	1,788,028
Inter-segment revenue	113,701	—	—	(113,701)	—
Total revenue	$1,163,579	272,446	465,704	(113,701)	1,788,028

Segment EBT	$68,120	14,817	26,059	(12,373)	96,623
Unallocated CSS					(11,756)
Non-operating pension costs (1)					(6,587)
Restructuring and other items, net (2)					2,574
Earnings from continuing operations before income taxes					$80,854

Segment capital expenditures paid (3)	$480,340	343	7,136	—	487,819
Unallocated CSS capital expenditures paid					6,094
Capital expenditures paid					$493,913
————————————

(1)	Non-operating pension costs include the amortization of net actuarial loss and prior service costs, interest costs and expected return on plan assets.

(2)	See Note 16, "Other Items Impacting Comparability," for additional information.

(3)	Excludes revenue earning equipment acquired under capital leases.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

	FMS	DTS	SCS	Eliminations	Total
	(In thousands)
For the six months ended June 30, 2018
Revenue from external customers	$2,263,982	629,592	1,099,231	—	3,992,805
Inter-segment revenue	274,050	—	—	(274,050)	—
Total revenue	$2,538,032	629,592	1,099,231	(274,050)	3,992,805

Segment EBT	122,698	31,504	63,918	(28,581)	189,539

Unallocated CSS					(21,667)
Non-operating pension costs (1)					(2,080)
Restructuring and other items, net (2)					(19,409)
Earnings from continuing operations before income taxes					$146,383

Segment capital expenditures paid (3)	$1,381,064	642	28,616	—	1,410,322
Unallocated CSS capital expenditures paid					10,979
Capital expenditures paid					$1,421,301

For the six months ended June 30, 2017
Revenue from external customers	$2,068,618	539,076	917,317	—	3,525,011
Inter-segment revenue	227,431	—	—	(227,431)	—
Total revenue	$2,296,049	539,076	917,317	(227,431)	3,525,011

Segment EBT	$120,397	26,100	54,095	(23,589)	177,003
Unallocated CSS					(21,979)
Non-operating pension costs (1)					(13,917)
Restructuring and other items, net (2)					369
Earnings from continuing operations before income taxes					$141,476

Segment capital expenditures paid (3)	$824,695	1,111	18,134	—	843,940
Unallocated CSS capital expenditures paid					11,312
Capital expenditures paid					$855,252

————————————

(1)	Non-operating pension costs include the amortization of net actuarial loss and prior service costs, interest costs and expected return on plan assets.

(2)	See Note 16, Other Items Impacting Comparability," for additional information.

(3)	Excludes revenue earning equipment acquired under capital leases.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Operating results were as follows:

	Three months ended June 30,		Six months ended June 30,		Change 2018/2017
	2018	2017	2018	2017	Three Months	Six Months
	(In thousands, except per share amounts)
Total revenue	$2,089,338	1,788,028	$3,992,805	3,525,011	17%	13%
Operating revenue (1)	1,639,124	1,483,237	3,182,053	2,928,363	11%	9%

EBT	$98,283	80,854	$146,383	141,476	22%	3%
Comparable EBT (2)	102,756	84,867	167,872	155,024	21%	8%
Earnings from continuing operations	43,519	51,395	77,451	89,931	(15)%	(14)%
Comparable earnings from continuing operations (2)	74,782	53,149	123,197	97,571	41%	26%
Net earnings	42,258	50,868	75,763	89,274	(17)%	(15)%

Earnings per common share (EPS) — Diluted
Continuing operations	$0.82	0.97	$1.46	1.69	(15)%	(14)%
Comparable (2)	1.42	1.00	2.33	1.83	42%	27%
Net earnings	0.80	0.96	1.43	1.67	(17)%	(14)%
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

Total revenue and operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation) increased 17% and 11%, respectively, in the second quarter of 2018. For the first half of 2018, total revenue increased 13% and operating revenue increased 9%. Total and operating revenue increased in both periods due to new business and higher volumes. Total and operating revenue growth in the second quarter of 2018 also reflects the acquisition of MXD. Total revenue also grew in both periods from higher fuel costs passed through to customers.

EBT increased 22% and 3% in the second quarter and first half of 2018, respectively, reflecting higher operating results in all segments. The increase in the first half of 2018 was partially offset by a first quarter goodwill impairment charge of $16 million associated with our FMS Europe reporting unit.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

CONSOLIDATED RESULTS

Lease and Rental

	Three months ended June 30,		Six months ended June 30,		Change 2018/2017
	2018	2017	2018	2017	Three months	Six months
	(Dollars in thousands)
Lease and rental revenues	$858,024	797,014	$1,682,277	1,564,604	8%	8%
Cost of lease and rental	636,359	578,389	1,255,566	1,157,151	10%	9%
Gross margin	221,665	218,625	426,711	407,453	1%	5%
Gross margin %	26%	27%	25%	26%

Lease and rental revenues represent revenues from our ChoiceLease and commercial rental product offerings within our FMS segment. Revenues increased 8% in both the second quarter and in the first half of 2018, driven by ChoiceLease fleet growth, stronger commercial rental demand and higher pricing on lease replacement and rental vehicles.

Cost of lease and rental represents the direct costs related to lease and rental revenues. These costs consist of depreciation of revenue earning equipment, maintenance costs (primarily repair parts and labor), and other costs such as licenses, insurance and operating taxes. Cost of lease and rental excludes interest costs from vehicle financing. Cost of lease and rental increased 10% in the second quarter and 9% in the first half of 2018, primarily due to higher depreciation and maintenance costs from larger average lease and rental fleets (3% and 9% higher in the second quarter, respectively). Cost of lease and rental also increased by approximately $10 million in the second quarter and $20 million in the first half of 2018, due to higher depreciation as a result of changes in estimated residual values effective January 1, 2018.

Lease and rental gross margin increased 1% in the second quarter and increased 5% in the first half of 2018. Lease and rental gross margin as a percentage of revenue decreased to 26% in the second quarter and decreased to 25% in the first half of 2018. The increase in gross margin dollars in the three and six months ended June 30, 2018 was primarily due to increased commercial rental utilization, reflecting stronger demand. The decrease in gross margin as a percentage of revenue reflects higher depreciation and maintenance costs, partially offset by higher commercial rental utilization.

Services

	Three months ended June 30,		Six months ended June 30,		Change 2018/2017
	2018	2017	2018	2017	Three months	Six months
	(Dollars in thousands)
Services revenue	$1,072,324	865,841	$2,000,468	1,706,528	24%	17%
Cost of services	906,048	729,578	1,693,286	1,432,478	24%	18%
Gross margin	166,276	136,263	307,182	274,050	22%	12%
Gross margin %	16%	16%	15%	16%

Services revenue represents all the revenues associated with our DTS and SCS segments, as well as SelectCare and fleet support services associated with our FMS segment. Services revenue increased 24% in the second quarter and increased 17% in the first half of 2018, primarily due to new business and increased volumes in SCS and DTS, the acquisition of MXD in SCS, increased volumes in SelectCare in the FMS segment and higher pricing in SCS. Services revenue also benefited from higher fuel prices passed through to our DTS and SCS customers.

Cost of services represents the direct costs related to services revenue and is primarily comprised of salaries and employee-related costs, subcontracted transportation (purchased transportation from third parties), fuel, vehicle liability costs and maintenance costs. Cost of services increased 24% in the second quarter of 2018 and increased 18% in the first half of 2018, due to higher volumes and higher fuel costs in SCS and DTS and higher vehicle maintenance costs in DTS, partially offset by lower insurance costs in SCS and DTS.

Services gross margin increased 22% in the second quarter and increased 12% in the first half of 2018. Service gross margin as a percentage of revenue remained at 16% in the second quarter and declined to 15% in the first half of 2018. The increase

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

in gross margin dollars reflects benefits from higher pricing in SCS. The decrease in gross margin as a percentage of revenue in the first half of 2018 reflects lower performance in a customer account as well as higher vehicle maintenance costs in DTS.

Fuel

	Three months ended June 30,		Six months ended June 30,		Change 2018/2017
	2018	2017	2018	2017	Three months	Six months
	(Dollars in thousands)
Fuel services revenue	$158,990	125,173	$310,060	253,879	27%	22%
Cost of fuel services	155,551	121,604	302,454	247,454	28%	22%
Gross margin	3,439	3,569	7,606	6,425	(4)%	18%
Gross margin %	2%	3%	2%	3%

Fuel services revenue represents fuel services provided to our FMS customers. Fuel services revenue increased 27% in the second quarter and increased 22% in the first half of 2018, due to higher fuel costs passed through to customers.

Cost of fuel services includes the direct costs associated with providing our customers with fuel. These costs include fuel, salaries and employee-related costs of fuel island attendants and depreciation of our fueling facilities and equipment. Cost of fuel services increased 28% in the second quarter and increased 22% in the first half of 2018 as a result of higher fuel costs.

Fuel services gross margin decreased 4% in the second quarter and increased 18% in the first half of 2018. Fuel services gross margin as a percentage of revenue decreased to 2% in both the second quarter of 2018 and in the first half of 2018. Fuel is largely a pass-through to customers for which we realize minimal changes in margin during periods of steady market fuel prices. However, fuel services margin is impacted by sudden increases or decreases in market fuel prices during a short period of time, as customer pricing for fuel is established based on trailing market fuel costs. Fuel services gross margin in the second quarter of 2018 was negatively impacted by these price change dynamics as fuel prices fluctuated during the period.

	Three months ended June 30,		Six months ended June 30,		Change 2018/2017
	2018	2017	2018	2017	Three months	Six months
	(Dollars in thousands)
Other operating expenses	$30,946	27,406	$64,416	58,677	13%	10%

Other operating expenses include costs related to our owned and leased facilities within the FMS segment, such as facility depreciation, rent, purchased insurance, utilities and taxes. These facilities are utilized to provide maintenance to our ChoiceLease, commercial rental, and SelectCare customers. Other operating expenses increased 13% in the second quarter of 2018 and increased 10% in the first half of 2018 due to higher weather-related utility, maintenance and rent costs for FMS facilities.

	Three months ended June 30,		Six months ended June 30,		Change 2018/2017
	2018	2017	2018	2017	Three months	Six months
	(Dollars in thousands)
Selling, general and administrative expenses (SG&A)	$212,923	201,464	$421,776	402,559	6%	5%
Percentage of total revenue	10%	11%	11%	11%

SG&A expenses increased 6% in the second quarter and 5% in the first half of 2018. The increase in SG&A expenses is primarily due to higher compensation-related expenses. SG&A expenses as a percentage of total revenue decreased to 10% in the second quarter, which primarily reflects the benefit from cost savings initiatives implemented during 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

	Three months ended June 30,		Six months ended June 30,		Change 2018/2017
	2018	2017	2018	2017	Three months	Six months
	(Dollars in thousands)
Non-operating pension costs	$858	6,587	$2,080	13,917	(87)%	(85)%

Non-operating pension costs includes the components of our net periodic benefit cost other than service cost. These components include interest cost, expected return on plan assets, amortization of actuarial loss and prior service cost. Non- operating pension costs decreased $6 million in the second quarter and $12 million in the first half of 2018, due to the benefit of favorable asset returns in 2017 and lower interest rates.

	Three months ended June 30,		Six months ended June 30,		Change 2018/2017
	2018	2017	2018	2017	Three months	Six months
	(Dollars in thousands)
Used vehicle sales, net	$(6,013)	(15,322)	$(13,422)	(14,542)	(61)%	(8)%

Used vehicle sales, net includes gains from sales of used vehicles, selling costs associated with used vehicles and write-downs of vehicles to fair market values. Used vehicle sales, net improved to a $6 million loss in the second quarter of 2018, and $13 million loss in the first half of 2018, primarily due to higher inventory adjustments in the prior year, partially offset by lower gains from sales of used vehicles due to the mix and volume of units sold in the current year. Global average proceeds per unit in the second quarter and in the first half of 2018, increased for both tractors and trucks.

The following table presents the used vehicle pricing changes for the second quarter of 2018 and in the first half of 2018 compared with the prior year:

	Proceeds per unit change 2018/2017
	Three months	Six months

Tractors	5%	5%
Trucks	9%	6%

	Three months ended June 30,		Six months ended June 30,		Change 2018/2017
	2018	2017	2018	2017	Three months	Six months
	(Dollars in thousands)
Interest expense	$42,369	34,852	$80,150	69,738	22%	15%
Effective interest rate	2.9%	2.6%	2.8%	2.6%

Interest expense increased 22% in the second quarter of 2018 and 15% in the first half of 2018, reflecting a higher effective interest rate and higher average outstanding debt. The higher effective interest rate in 2018 reflects the impact of a rising interest rate environment over the last twelve months. The increase in average outstanding debt reflects higher planned vehicle capital spending and acquisitions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

	Three months ended June 30,		Six months ended June 30,		Change 2018/2017
	2018	2017	2018	2017	Three months	Six months
	(Dollars in thousands)
Miscellaneous income, net	$3,627	5,454	$6,137	10,407	(33)%	(41)%

Miscellaneous income, net consists of investment income on securities used to fund certain benefit plans, interest income, gains from sales of operating property, foreign currency transaction losses and other non-operating items. The decrease in the second quarter and in the first half of 2018 is primarily driven by recoveries from business interruption claims in the prior year of $2 million and $3 million, respectively.

	Three months ended June 30,		Six months ended June 30,		Change 2018/2017
	2018	2017	2018	2017	Three months	Six months
	(Dollars in thousands)
Restructuring and other charges, net	$3,615	(2,574)	$19,409	(2,574)	NM	NM

Refer to Note 16, "Other Items Impacting Comparability," in the Notes to the Consolidated Condensed Financial Statements for a discussion of restructuring charges and fees, net.

	Three months ended June 30,		Six months ended June 30,		Change 2018/2017
	2018	2017	2018	2017	Three months	Six months
	(Dollars in thousands)
Provision for income taxes	$54,764	29,459	$68,932	51,545	86%	34%
Effective tax rate from continuing operations	55.7%	36.4%	47.1%	36.4%

Provision for income taxes increased 86% in the second quarter and 34% in the first half of 2018, primarily reflecting an additional tax provision recorded to adjust the provisional estimate for the one-time transition tax, partially offset by a lower federal tax rate due to Tax Reform.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

OPERATING RESULTS BY SEGMENT

	Three months ended June 30,		Six months ended June 30,		Change 2018/2017
	2018	2017	2018	2017	Three months	Six months
	(Dollars in thousands)
Total Revenue:
Fleet Management Solutions	$1,295,453	1,163,579	$2,538,032	2,296,049	11%	11%
Dedicated Transportation Solutions	330,622	272,446	629,592	539,076	21	17
Supply Chain Solutions	604,524	465,704	1,099,231	917,317	30	20
Eliminations	(141,261)	(113,701)	(274,050)	(227,431)	24	20
Total	$2,089,338	1,788,028	$3,992,805	3,525,011	17%	13%
Operating Revenue: (1)
Fleet Management Solutions	$1,080,223	998,565	$2,118,995	1,960,781	8%	8%
Dedicated Transportation Solutions	213,833	199,772	415,238	393,128	7	6
Supply Chain Solutions	430,088	358,762	812,894	720,518	20	13
Eliminations	(85,020)	(73,862)	(165,074)	(146,064)	15	13
Total	$1,639,124	1,483,237	$3,182,053	2,928,363	11%	9%
EBT:
Fleet Management Solutions	$72,876	68,120	$122,698	120,397	7%	2%
Dedicated Transportation Solutions	18,452	14,817	31,504	26,100	25	21
Supply Chain Solutions	37,715	26,059	63,918	54,095	45	18
Eliminations	(15,309)	(12,373)	(28,581)	(23,589)	24	21
	113,734	96,623	189,539	177,003	18	7
Unallocated Central Support Services	(10,978)	(11,756)	(21,667)	(21,979)	(7)	(1)
Non-operating pension costs	(858)	(6,587)	(2,080)	(13,917)	NM	NM
Restructuring and other items, net	(3,615)	2,574	(19,409)	369	NM	NM
Earnings from continuing operations before income taxes	$98,283	80,854	$146,383	141,476	22%	3%
  ————————————

(1)
Non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section of this MD&A for a reconciliation of total revenue to operating revenue, and segment total revenue to segment operating revenue for FMS, DTS and SCS, as well as the reasons why management believes these measures are important to investors.

As part of management’s evaluation of segment operating performance, we define the primary measurement of our segment financial performance as “Earnings Before Taxes” (EBT) from continuing operations, which includes an allocation of Central Support Services (CSS), and excludes non-operating pension costs and restructuring and other items, net discussed in Note 16, "Other Items Impacting Comparability," in the Notes to Consolidated Condensed Financial Statements. CSS represents those costs incurred to support all segments, including human resources, finance, corporate services and public affairs, information technology, health and safety, legal, marketing and corporate communications.

The objective of the EBT measurement is to provide clarity on the profitability of each segment and, ultimately, to hold leadership of each segment accountable for their allocated share of CSS costs. Segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented. Certain costs are not attributable to any segment and remain unallocated in CSS, including costs for investor relations, public affairs and certain executive compensation. See Note 19, "Segment Reporting," in the Notes to Consolidated Condensed Financial Statements for a description of the methodology for allocating the remainder of CSS costs to the business segments.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table sets forth equipment contribution included in EBT for our segments:

	Three months ended June 30,		Six months ended June 30,		Change 2018/2017
	2018	2017	2018	2017	Three months	Six months
	(Dollars in thousands)
Equipment Contribution:
Dedicated Transportation Solutions	$8,918	7,557	$16,409	14,212	18%	15%
Supply Chain Solutions	6,391	4,816	12,172	9,377	33	30
Total (1)	$15,309	12,373	$28,581	23,589	24%	21%
———————————

(1)	Total amount is included in FMS EBT.

The increase in DTS and SCS equipment contribution for the three and six months ended June 30, 2018, is primarily driven by higher volumes and pricing. For DTS, the increase during the first half of 2018 was partially offset by higher maintenance costs on an older vehicle fleet used in DTS operations.

Items excluded from our segment EBT measure and their classification within our Consolidated Condensed Statements of Earnings follow:

		Three months ended June 30,		Six months ended June 30,
Description	Classification	2018	2017	2018	2017
		(In thousands)
Non-operating pension costs (1)	Non-operating pension costs	$(858)	(6,587)	$(2,080)	(13,917)
Restructuring and other, net (2)	Restructuring and other charges, net	(3,615)	2,574	(3,896)	2,574
Goodwill impairment (2)	Restructuring and other charges, net	—	—	(15,513)	—
Operating tax adjustment (2)	SG&A	—	—	—	(2,205)
		$(4,473)	(4,013)	$(21,489)	(13,548)
———————————

(1)	See Note 19, "Segment Reporting," in the Notes to Consolidated Condensed Financial Statements for additional information.

(2)	See Note 16, “Other Items Impacting Comparability,” in the Notes to Consolidated Condensed Financial Statements for a discussion of adjustments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Fleet Management Solutions

	Three months ended June 30,		Six months ended June 30,		Change 2018/2017
	2018	2017	2018	2017	Three months	Six months
	(Dollars in thousands)
ChoiceLease	$700,779	662,462	$1,391,210	1,318,774	6%	5%
SelectCare	125,266	117,384	247,139	230,993	7	7
Commercial Rental	232,425	199,340	436,955	373,346	17	17
Other	21,753	19,379	43,691	37,668	12	16
Fuel services revenue	215,230	165,014	419,037	335,268	30	25
FMS total revenue (1)	$1,295,453	1,163,579	$2,538,032	2,296,049	11%	11%

FMS operating revenue (2)	$1,080,223	998,565	$2,118,995	1,960,781	8%	8%

FMS EBT	$72,876	68,120	$122,698	120,397	7%	2%
FMS EBT as a % of FMS total revenue	5.6%	5.9%	4.8%	5.2%	(30) bps	(40) bps
FMS EBT as a % of FMS operating revenue (2)	6.7%	6.8%	5.8%	6.1%	(10) bps	(30) bps
————————————

(1)	Includes intercompany fuel sales from FMS to DTS and SCS.

(2)
Non-GAAP financial measures. Reconciliations of FMS total revenue to FMS operating revenue, FMS EBT as a % of FMS total revenue to FMS EBT as a % of FMS operating revenue, as well as the reasons why management believes these measures are important to investors are included in the “Non-GAAP Financial Measures” section of this MD&A.

The following table summarizes the components of the change in FMS revenue on a percentage basis versus the prior year:

	Three months ended June 30, 2018		Six months ended June 30, 2018
	Total	Operating (1)	Total	Operating (1)
Organic, including price and volume	6%	7%	6%	7%
Fuel	4	—	4	—
Foreign exchange	1	1	1	1
Net increase	11%	8%	11%	8%
  ————————————

(1)
Non-GAAP financial measure. A reconciliation of FMS total revenue to FMS operating revenue as well as the reasons why management believes this measure is important to investors is included in the "Non-GAAP Financial Measures" section of this MD&A.

FMS total revenue increased to $1.30 billion in the second quarter and increased to $2.54 billion the first half of 2018, due to higher operating revenue and higher fuel costs passed through to customers. FMS operating revenue in the second quarter increased to $1.08 billion and increased to $2.12 billion in the first half of 2018 from the prior year periods primarily from growth in the ChoiceLease and commercial rental product lines.

ChoiceLease revenue increased 6% in the second quarter and increased 5% in the first half of 2018, reflecting a larger average fleet size and higher prices on replacement vehicles. We expect favorable ChoiceLease revenue comparisons to continue through the end of the year based on strong sales activity. Commercial rental revenue increased 17% in both the second quarter and the first half of 2018, due to higher demand and higher pricing. We expect favorable commercial rental revenue comparisons through the end of the year based on a stronger demand environment. Fuel services revenue increased 30% and 25% in the second quarter and the first half of 2018, primarily reflecting higher fuel costs passed through to customers. SelectCare revenue increased 7% in both the second quarter and the first half of 2018 due to increased volumes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table provides commercial rental statistics on our global fleet:

	Three months ended June 30,		Six months ended June 30,		Change 2018/2017
	2018	2017	2018	2017	Three months	Six months
	(Dollars in thousands)
Rental revenue from non-lease customers	$143,133	127,529	$263,834	233,966	12%	13%
Rental revenue from lease customers (1)	$89,292	71,803	$173,121	139,372	24%	24%
Average commercial rental power fleet size — in service (2) (3)	31,600	29,200	31,000	29,400	8%	5%
Commercial rental utilization — power fleet (2)	79.4%	75.6%	77.1%	71.4%	380 bps	570 bps
————————————

(1)	Represents revenue from rental vehicles provided to our existing ChoiceLease customers, generally in place of a lease vehicle.

(2)	Number of units rounded to nearest hundred and calculated using quarterly average unit counts.

(3)	Excluding trailers.

FMS EBT increased 7% in the second quarter, primarily reflecting higher commercial rental and used vehicle sales results. Commercial rental performance improved due to increased utilization reflecting stronger demand and higher pricing. Rental power fleet utilization was 79.4% for the second quarter, up 380 basis points from the prior year. Favorable used vehicle sales comparisons primarily reflect higher inventory valuation adjustments in the prior year. Lease results benefited from fleet growth as vehicles from recent record sales activity began to be placed into service. These results were offset by higher depreciation of $10 million due to vehicle residual value changes and by higher maintenance costs on certain older model year vehicles.

FMS EBT increased 2% in the first half of 2018, reflecting higher commercial rental results, partially offset by overhead spending reflecting the timing of spending, including commissions and investments in sales, marketing and technology to fund growth, and unfavorable self-insurance developments. Commercial rental performance improved due to increased utilization reflecting stronger demand and higher pricing. Commercial rental utilization increased 570 bps to 77.1% in the first half of 2018. Used vehicle sales comparisons in the first half of 2018, primarily reflect higher inventory valuation adjustments in the prior year, partially offset by lower gains from sales of used vehicles due to the mix and volume of units sold. ChoiceLease results benefited from fleet growth. ChoiceLease and commercial rental results were negatively impacted by $20 million of higher depreciation in the first half of 2018, due to residual value changes implemented January 1, 2018, and by higher maintenance costs on certain older model vehicles.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Our global fleet of revenue earning equipment, SelectCare vehicles including vehicles under on-demand maintenance is summarized as follows (number of units rounded to the nearest hundred):

				Change
	June 30, 2018	December 31, 2017	June 30, 2017	June 2018/Dec. 2017	June 2018/June 2017
End of period vehicle count
By type:
Trucks (1)	80,400	76,400	75,500	5%	6%
Tractors (2)	68,500	66,000	66,100	4	4
Trailers (3)	43,300	42,600	42,600	2	2
Other	1,200	1,200	1,200	—	—
Total	193,400	186,200	185,400	4%	4%

By ownership:
Owned	192,000	184,900	184,000	4%	4%
Leased	1,400	1,300	1,400	8	—
Total	193,400	186,200	185,400	4%	4%

By product line:
ChoiceLease	143,000	139,100	137,200	3%	4%
Commercial rental	41,600	37,800	37,400	10	11
Service vehicles and other	3,200	3,300	3,300	(3)	(3)
Active units	187,800	180,200	177,900	4	6
Held for sale	5,600	6,000	7,500	(7)	(25)
Total	193,400	186,200	185,400	4%	4%

Customer vehicles under SelectCare contracts (4)	56,000	54,400	51,700	3%	8%

Total vehicles serviced	249,400	240,600	237,100	4%	5%

Quarterly average vehicle count
By product line:
ChoiceLease	141,600	138,000	138,000	3%	3%
Commercial rental	40,600	37,700	37,400	8	9
Service vehicles and other	3,200	3,400	3,400	(6)	(6)
Active units	185,400	179,100	178,800	4	4
Held for sale	5,800	6,100	6,800	(5)	(15)
Total	191,200	185,200	185,600	3%	3%

Customer vehicles under SelectCare contracts (4)	55,000	54,300	51,200	1%	7%

Customer vehicles under SelectCare on-demand (5)	8,600	8,100	9,800	6%	(12)%

Total vehicles serviced	254,800	247,600	246,600	3%	3%

Year-to-date average vehicle count
By product line:
ChoiceLease	140,800	137,600	137,500	2%	2%
Commercial rental	39,600	37,500	37,400	6	6
Service vehicles and other	3,200	3,400	3,400	(6)	(6)
Active units	183,600	178,500	178,300	3	3
Held for sale	5,900	6,700	6,900	(12)	(14)
Total	189,500	185,200	185,200	2%	2%

Customer vehicles under SelectCare contracts (4)	54,300	52,100	50,700	4%	7%
Customer vehicles under SelectCare on-demand (5)	13,800	24,500	15,900	(44)%	(13)%
Total vehicle serviced	257,600	261,800	251,800	(2)%	2%
———————————

(1)	Generally comprised of Class 1 through Class 7 type vehicles with a Gross Vehicle Weight (GVW) up to 33,000 pounds.

(2)	Generally comprised of over the road on highway tractors and are primarily comprised of Class 8 type vehicles with a GVW of over 33,000 pounds.

(3)	Generally comprised of dry, flatbed and refrigerated type trailers.

(4)	Excludes customer vehicles under SelectCare on-demand contracts.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table provides a breakdown of our non-revenue earning equipment included in our global fleet count (number of units rounded to nearest hundred):

				Change
	June 30, 2018	December 31, 2017	June 30, 2017	June 2018/ Dec. 2017	June 2018/June 2017
Not yet earning revenue (NYE)	3,900	2,900	2,500	34%	56%
No longer earning revenue (NLE):
Units held for sale	5,600	6,000	7,500	(7)	(25)
Other NLE units	4,200	3,400	4,000	24	5
Total	13,700	12,300	14,000	11%	(2)%

NYE units represent new vehicles on hand that are being prepared for deployment to a lease customer or into the rental fleet. Preparations include activities such as adding lift gates, paint, decals, cargo area and refrigeration equipment. NYE units increased 56% compared to June 30, 2017, reflecting lease fleet growth. NLE units represent vehicles held for sale and vehicles for which no revenue has been earned in the previous 30 days. Accordingly, these vehicles may be temporarily out of service, being prepared for sale or awaiting redeployment. NLE units decreased 2% compared to June 30, 2017, reflecting lower used vehicle inventories and a lower number of units being prepared for sale. We expect NLE levels to increase slightly through the end of the year as a result of higher expected used vehicle inventories driven by the lease vehicle replacement cycle.

Dedicated Transportation Solutions

	Three months ended June 30,		Six months ended June 30,		Change 2018/2017
	2018	2017	2018	2017	Three months	Six months
	(Dollars in thousands)
DTS total revenue	$330,622	272,446	$629,592	539,076	21%	17%

DTS operating revenue (1)	$213,833	199,772	$415,238	393,128	7%	6%

DTS EBT	$18,452	14,817	$31,504	26,100	25%	21%
DTS EBT as a % of DTS total revenue	5.6%	5.4%	5.0%	4.8%	20 bps	20 bps
DTS EBT as a % of DTS operating revenue (1)	8.6%	7.4%	7.6%	6.6%	120 bps	100 bps

Memo:
Average fleet	8,700	8,200	8,600	8,200	6%	5%
————————————

(1)
Non-GAAP financial measures. Reconciliations of DTS total revenue to DTS operating revenue, DTS EBT as a % of DTS total revenue to DTS EBT as a % of DTS operating revenue, as well as the reasons why management believes these measures are important to investors are included in the “Non-GAAP Financial Measures” section of this MD&A.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table summarizes the components of the change in DTS revenue on a percentage basis versus the prior year:

	Three months ended June 30, 2018		Six months ended June 30, 2018
	Total	Operating (1)	Total	Operating (1)
Organic, including price and volume	18%	7%	14%	6%
Fuel	3	—	3	—
Net increase	21%	7%	17%	6%
  ————————————

(1)
Non-GAAP financial measure. A reconciliation of DTS total revenue to DTS operating revenue, as well as the reasons why management believes this measure is important to investors is included in the "Non-GAAP Financial Measures" section of this MD&A.

DTS total revenue increased 21% second quarter and 17% in the first half of 2018, reflecting increased subcontracted transportation resulting from new business, higher operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation) and higher fuel costs passed through to customers. DTS operating revenue increased 7% and 6% in the second quarter and the first half of 2018, respectively, due to increased volumes and new business. We expect revenue comparisons to remain favorable through the end of the year based on strong sales activity. DTS EBT increased 25% in the second quarter and 21% in the first half of 2018, due to revenue growth and improved operating performance.

Supply Chain Solutions

	Three months ended June 30,		Six months ended June 30,		Change 2018/2017
	2018	2017	2018	2017	Three months	Six months
	(Dollars in thousands)
Automotive	$150,754	135,960	$293,734	284,308	11%	3%
Technology and healthcare	75,237	63,656	146,767	126,553	18	16
CPG and Retail	160,600	120,602	289,910	234,657	33	24
Industrial and other	43,497	38,544	82,483	75,000	13	10
Subcontracted transportation	146,978	90,039	233,839	161,382	63	45
Fuel	27,458	16,903	52,498	35,417	62	48
SCS total revenue	$604,524	465,704	$1,099,231	917,317	30%	20%

SCS operating revenue (1)	$430,088	358,762	$812,894	720,518	20%	13%

SCS EBT	$37,715	26,059	$63,918	54,095	45%	18%
SCS EBT as a % of SCS total revenue	6.2%	5.6%	5.8%	5.9%	60 bps	(10) bps
SCS EBT as a % of SCS operating revenue (1)	8.8%	7.3%	7.9%	7.5%	150 bps	40 bps

Memo:
Average fleet	8,500	7,800	8,500	7,600	9%	12%
————————————

(1)
Non-GAAP financial measures. Reconciliations of SCS total revenue to SCS operating revenue, SCS EBT as a % of SCS total revenue to SCS EBT as a % of SCS operating revenue, as well as the reasons why management believes these measures are important to investors are included in the “Non-GAAP Financial Measures” section of this MD&A.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table summarizes the components of the change in SCS revenue on a percentage basis versus the prior year:

	Three months ended June 30, 2018		Six months ended June 30, 2018
	Total	Operating (1)	Total	Operating (1)
Organic, including price and volume	17%	14%	12%	9%
Fuel	2	—	2	—
Acquisitions	11	6	6	3
Foreign exchange	—	—	—	1
Net increase	30%	20%	20%	13%
————————————

(1)
Non-GAAP financial measure. A reconciliation of SCS total revenue to SCS operating revenue, as well as the reasons why management believes this measure is important to investors is included in the "Non-GAAP Financial Measures" section of this MD&A.

SCS total revenue increased 30% in the second quarter and 20% in the first half of 2018, reflecting higher operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation), the acquisition of MXD during the second quarter and increased subcontracted transportation. SCS operating revenue increased 20% in the second quarter and 13% in the first half of 2018, reflecting new business, the MXD acquisition and increased volumes. We expect favorable revenue comparisons to continue through the end of the year.

SCS EBT increased 45% in the second quarter, driven by revenue growth and better operating results, including improved performance on new account startups. SCS EBT increased 18% in the first half of 2018, driven by revenue growth and lower insurance costs. SCS EBT was partially offset by lower performance in one customer account in both periods.

Central Support Services

	Three months ended June 30,		Six months ended June 30,		Change 2018/2017
	2018	2017	2018	2017	Three months	Six months
	(Dollars in thousands)
Human resources	$4,572	4,552	$9,563	9,036	—%	6%
Finance	17,398	17,452	33,979	34,016	—	—
Corporate services and public affairs	2,409	2,730	4,709	5,293	(12)	(11)
Information technology	21,283	21,247	42,049	42,479	—	(1)
Legal and safety	6,066	6,184	12,352	12,564	(2)	(2)
Marketing	4,582	5,302	8,652	8,734	(14)	(1)
Other	8,946	8,543	16,444	15,305	5	7
Total CSS	65,256	66,010	127,748	127,427	(1)	—
Allocation of CSS to business segments	(54,278)	(54,254)	(106,081)	(105,448)	—	1
Unallocated CSS	$10,978	11,756	$21,667	21,979	(7)%	(1)%

Total CSS costs were relatively consistent with the year earlier period for both the second quarter and the first half of 2018. Unallocated CSS decreased 7% in the second quarter and 1% in the first half of 2018, due to lower professional services costs, partially offset by higher compensation-related costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

FINANCIAL RESOURCES AND LIQUIDITY

Cash Flows

The following is a summary of our cash flows from continuing operations:

	Six months ended June 30,
	2018	2017
	(In thousands)
Net cash provided by (used in):
Operating activities	$820,438	731,695
Financing activities	519,062	(121,959)
Investing activities	(1,348,920)	(616,430)
Effect of exchange rates on cash, cash equivalents, and restricted cash	3,334	3,352
Net change in cash, cash equivalents, and restricted cash	$(6,086)	(3,342)

Cash provided by operating activities increased to $820 million in the six months ended June 30, 2018, compared with $732 million in 2017, reflecting higher earnings excluding for non-cash items, primarily depreciation and deferred tax expense. Cash provided by financing activities was $519 million in the six months ended June 30, 2018, compared with cash used in financing activities of $122 million in 2017, due to higher borrowing needs. Cash used in investing activities increased to $1.35 billion in the six months ended June 30, 2018, compared with $616 million in 2017, primarily due to increased payments for capital expenditures.

The following table shows our free cash flow computation:

	Six months ended June 30,
	2018	2017
	(In thousands)
Net cash provided by operating activities from continuing operations	$820,438	731,695
Sales of revenue earning equipment (1)	196,274	202,033
Sales of operating property and equipment (1)	5,860	3,960
Collections on direct finance leases and other items (1)	39,375	32,829
Total cash generated (2)	1,061,947	970,517
Purchases of property and revenue earning equipment (1)	(1,421,301)	(855,252)
Free cash flow (2)	$(359,354)	115,265

Memo:
Net cash provided by (used in) financing activities	$519,062	(121,959)
Net cash used in investing activities	$(1,348,920)	(616,430)
———————————

(1)	Included in cash flows from investing activities.

(2)
Non-GAAP financial measures. Reconciliations of net cash provided by operating activities to total cash generated and to free cash flow are set forth in this table. Refer to the “Non-GAAP Financial Measures” section of this MD&A for the reasons why management believes these measures are important to investors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table provides a summary of capital expenditures:

	Six months ended June 30,
	2018	2017
	(In thousands)
Revenue earning equipment:
ChoiceLease	$844,010	673,332
Commercial rental	561,746	205,846
	1,405,756	879,178
Operating property and equipment	90,857	53,791
Total capital expenditures	1,496,613	932,969
Changes in accounts payable related to purchases of revenue earning equipment	(75,312)	(77,717)
Cash paid for purchases of property and revenue earning equipment	$1,421,301	855,252

Capital expenditures increased 60% to $1.50 billion in the six months ended June 30, 2018, reflecting planned higher investments in the ChoiceLease and commercial rental fleets. We expect full-year 2018 capital expenditures to be approximately $3.1 billion. We expect to fund 2018 capital expenditures primarily with internally generated funds and additional debt financing.

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

Our debt ratings and rating outlooks at June 30, 2018, were as follows:

Rating Summary
	Short-Term	Long-Term	Outlook
Fitch Ratings	F-2	A-	Stable
Standard & Poor’s Ratings Services	A-2	BBB+	Stable
Moody’s Investors Service	P-2	Baa1	Stable

Cash and cash equivalents totaled $74 million as of June 30, 2018. As of June 30, 2018, approximately $40 million was held outside the U.S. and is available to fund operations and other growth of non-U.S. subsidiaries. If we decide to repatriate cash and cash equivalents held outside the U.S., we may be subject to additional income taxes and foreign withholding taxes. However, our intent is to permanently reinvest these foreign amounts outside the U.S. and our current plans do not demonstrate a need to repatriate these foreign amounts to fund our U.S. operations.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

As of June 30, 2018, we had the following amounts available to fund operations under the following facilities:

(In millions)
Global revolving credit facility	$588
Trade receivables program	$225

See Note 9, "Debt", in the Notes to Consolidated Condensed Financial Statements for a discussion of these debt facilities.

The following table shows the movements in our debt balance:

	Six months ended June 30,
	2018	2017
	(In thousands)

Debt balance at January 1	$5,409,651	5,391,274
Cash-related changes in debt:
Net change in commercial paper borrowings and revolving credit facilities	(8,049)	329,268
Proceeds from issuance of medium-term notes	893,358	299,511
Proceeds from issuance of other debt instruments	149,951	276,017
Retirement of medium term notes	(350,000)	(700,000)
Other debt repaid	(96,661)	(225,999)
Debt issuance costs paid	(1,150)	(685)
	587,449	(21,888)
Non-cash changes in debt:
Fair value adjustment on notes subject to hedging	(8,795)	(1,010)
Addition of capital lease obligations	2,007	3,392
Changes in foreign currency exchange rates and other non-cash items	(12,387)	13,075
Total changes in debt	568,274	(6,431)
	$5,977,925	5,384,844

In accordance with our funding philosophy, we attempt to align the aggregate average remaining re-pricing life of our debt with the aggregate average remaining re-pricing life of our assets. We utilize both fixed-rate and variable-rate debt to achieve this alignment and generally target a mix of 20% - 40% variable-rate debt as a percentage of total debt outstanding. The variable-rate portion of our total debt (including notional value of swap agreements) was 28% and 31% as of June 30, 2018 and December 31, 2017.

Refer to Note 9, “Debt,” in the Notes to Consolidated Condensed Financial Statements for further discussion around the global revolving credit facility, the trade receivables program, the issuance of medium-term notes under our shelf registration statement, asset-backed financing obligations and debt maturities.

Ryder’s debt to equity ratios were 210% and 191% as of June 30, 2018 and December 31, 2017, respectively. The debt to equity ratio represents total debt divided by total equity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Pension Information

The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. We review pension assumptions regularly and we may, from time to time, make voluntary contributions to our pension plans, which exceed the amounts required by statute. In 2018, the expected total contributions to our pension plans are approximately $28 million. During the six months ended June 30, 2018, we contributed $19 million to our pension plans. Changes in interest rates and the market value of the securities held by the plans during 2018 could materially change, positively or negatively, the funded status of the plans and affect the level of pension expense and contributions in 2018 and beyond. See Note 15, “Employee Benefit Plans,” in the Notes to Consolidated Condensed Financial Statements for additional information.

Share Repurchases and Cash Dividends

See Note 11, “Share Repurchase Programs,” in the Notes to Consolidated Condensed Financial Statements for a discussion of share repurchases.

In May 2018, our Board of Directors declared a quarterly cash dividend of $0.52 per share of common stock. In July 2018, our Board of Directors declared a quarterly cash dividend of $0.54 per share of common stock.

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
Other Significant Items: Our comparable earnings measures also exclude other items that are not representative of our business operations as detailed in the reconciliation table below - page 54. These other items vary from period to period and, in some periods, there may be no such items. In the three and six month periods ended June 30, 2018, we exclude the following other significant items from our comparable earnings measures in this Form 10-Q:

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

(3) Tax Reform-related and other tax adjustments: In the three and six months ended June 30, 2018, we recorded $0.3 million of Tax Reform-related professional fees and $0.5 million, net benefit, of adjustments related to the Tax Reform one-time employee bonus accrued as of December 31, 2017, and professional fees. In the second quarter of 2018, we also recorded a $29 million adjustment to increase the provisional estimate related to the one-time transition tax under Tax Reform. In the six months ended June 30, 2018, we recorded a $1.4 million deferred tax liability adjustment related to the prior provisional estimate from Tax Reform. In the second quarter of 2018, the states of Iowa, Kentucky, Maryland and Missouri enacted changes to their tax systems, which decreased the provision for income taxes by $0.8 million.
(4) Restructuring and other, net: In the second quarter of 2018, we recorded restructuring and other, net of $1.8 million related to employee termination costs related to the planned shutdown of our Singapore operations and professional fees partially offset by gains on the sales of properties closed as part of our 2017 restructuring plan and adjustments to restructuring charges recorded in 2017. In the three and six months ended June 30, 2018, our results reflect acquisition transaction costs and restructuring charges of $1.6 million and $2.2 million,respectively. During the first quarter of 2018, we recorded restructuring and other charges of $0.5 million, primarily related to professional fees and adjustments to the restructuring accrual recorded as of December 31, 2017. During the second quarter of 2017, we realized restructuring credits of $2.6 million related to the gains on sale of certain UK facilities that were closed as part of prior year restructuring activities.
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
Total Cash Generated: Total cash generated is defined as the sum of (1) net cash provided by operating activities, (2) net cash provided by the sale of revenue earning equipment and operating property and equipment, (3) collections on direct finance leases and (4) other cash inflows from investing activities. We believe total cash generated is an important measure of total cash flows generated from our ongoing business activities.
Free Cash Flow: We refer to the net amount of cash generated from operating activities and investing activities (excluding changes in restricted cash and acquisitions) from continuing operations as “free cash flow”. We calculate free cash flow as the sum of (1) net cash provided by operating activities, (2) net cash provided by the sale of revenue earning equipment and operating property and equipment, (3) collections on direct finance leases and (4) other cash inflows from investing activities, less (5) purchases of property and revenue earning equipment. We believe free cash flow provides investors with an important perspective on the cash available for debt service and for shareholders, after making capital investments required to support ongoing business operations. Our calculation of free cash flow may be different from the calculation used by other companies and, therefore, comparability may be limited.

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

EBT, earnings and diluted EPS from continuing operations in the six months ended June 30, 2018 and 2017, included certain items we do not consider indicative of our business operations and have been excluded from our comparable EBT, comparable earnings and comparable diluted EPS measures. The following table lists a summary of these items, which are discussed in more detail throughout our MD&A and within the Notes to Consolidated Condensed Financial Statements:

	EBT		Earnings		Diluted EPS
	2018	2017	2018	2017	2018	2017
Three months ended June 30,	(In thousands, except per share amounts)
EBT/Earnings/EPS	$98,283	80,854	$43,519	51,395	$0.82	0.97
Non-operating pension costs	858	6,587	336	3,838	0.01	0.07
Restructuring and other, net	3,615	(2,574)	3,020	(2,084)	0.07	(0.04)
Tax Reform-related and other tax adjustments	—	—	27,907	—	0.52	—
Comparable EBT/Earnings/EPS	$102,756	84,867	$74,782	53,149	$1.42	1.00

Six months ended June 30,
EBT/Earnings/EPS	$146,383	141,476	$77,451	89,931	$1.46	1.69
Non-operating pension costs	2,080	13,917	934	8,047	0.02	0.15
Goodwill impairment	15,513	—	15,513	—	0.29	—
Restructuring and other, net	3,896	(2,574)	3,294	(2,084)	0.07	(0.04)
Tax Reform-related and other tax adjustments	—	—	29,305	—	0.55	—
Uncertain tax position adjustment	—	—	(3,300)	—	(0.06)	—
Operating tax adjustment	—	2,205	—	1,677	—	0.03
Comparable EBT/Earnings/EPS	$167,872	155,024	$123,197	97,571	$2.33	1.83

The following table provides a reconciliation of the provision for income taxes to the comparable provision for income taxes:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Provision for income taxes (1)	$(54,764)	(29,459)	$(68,932)	(51,545)
Income tax effects of non-GAAP adjustments (1)	26,790	(2,259)	24,257	(5,908)
Comparable provision for income taxes (1)	$(27,974)	(31,718)	$(44,675)	(57,453)
————————————

(1)
The comparable provision for income taxes is computed using the same methodology as the GAAP provision of income taxes. Income tax effects of non-GAAP adjustments are calculated based on statutory tax rates of the jurisdictions to which the non-GAAP adjustments related.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table provides a numerical reconciliation of net cash provided by operating activities to total cash generated and free cash flow for the six months ended June 30, 2018:

	Six months ended June 30,
	2018	2017
	(In thousands)
Net cash provided by operating activities from continuing operations	$820,438	731,695
Sales of revenue earning equipment (1)	196,274	202,033
Sales of operating property and equipment (1)	5,860	3,960
Collections on direct finance leases and other items (1)	39,375	32,829
Total cash generated (2)	1,061,947	970,517
Purchases of property and revenue earning equipment (1)	(1,421,301)	(855,252)
Free cash flow (2)	$(359,354)	115,265

Memo:
Net cash (used in) provided by financing activities	$519,062	(121,959)
Net cash used in investing activities	$(1,348,920)	(616,430)
————————————

(1)	Included in cash flows from investing activities.

The following table provides a reconciliation of total revenue to operating revenue, which was not provided within the MD&A discussion:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In thousands)
Total revenue	$2,089,338	1,788,028	$3,992,805	3,525,011
Fuel	(222,878)	(169,610)	(432,839)	(344,865)
Subcontracted transportation	(227,336)	(135,181)	(377,913)	(251,783)
Operating revenue	$1,639,124	1,483,237	$3,182,053	2,928,363

The following table provides a reconciliation of FMS total revenue to FMS operating revenue, which was not provided within the MD&A discussion:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In thousands)
FMS total revenue	$1,295,453	1,163,579	$2,538,032	2,296,049
Fuel (1)	(215,230)	(165,014)	(419,037)	(335,268)
FMS operating revenue	$1,080,223	998,565	$2,118,995	1,960,781

FMS EBT	$72,876	68,120	$122,698	120,397
FMS EBT as a % of FMS total revenue	5.6%	5.9%	4.8%	5.2%
FMS EBT as a % of FMS operating revenue	6.7%	6.8%	5.8%	6.1%
————————————

(1)	Includes intercompany fuel sales from FMS to DTS and SCS.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table provides a reconciliation of DTS total revenue to DTS operating revenue, which was not provided within the MD&A discussion:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In thousands)
DTS total revenue	$330,622	272,446	$629,592	539,076
Subcontracted transportation	(80,358)	(45,142)	(144,074)	(90,401)
Fuel	(36,431)	(27,532)	(70,280)	(55,547)
DTS operating revenue	$213,833	199,772	$415,238	393,128

DTS EBT	$18,452	14,817	$31,504	26,100
DTS EBT as a % of DTS total revenue	5.6%	5.4%	5.0%	4.8%
DTS EBT as a % of DTS operating revenue	8.6%	7.4%	7.6%	6.6%

The following table provides a reconciliation of SCS total revenue to SCS operating revenue, which was not provided within the MD&A discussion:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In thousands)
SCS total revenue	$604,524	465,704	$1,099,231	917,317
Subcontracted transportation	(146,978)	(90,039)	(233,839)	(161,382)
Fuel	(27,458)	(16,903)	(52,498)	(35,417)
SCS operating revenue	$430,088	358,762	$812,894	720,518

SCS EBT	$37,715	26,059	$63,918	54,095
SCS EBT as a % of SCS total revenue	6.2%	5.6%	5.8%	5.9%
SCS EBT as a % of SCS operating revenue	8.8%	7.3%	7.9%	7.5%

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

•
Changes in general economic and financial conditions in the U.S. and worldwide leading to decreased demand for our services, lower profit margins, increased levels of bad debt and reduced access to credit and financial markets

•	Decreases in freight demand which would impact both our transactional and variable-based contractual business

•	Changes in our customers’ operations, financial condition or business environment that may limit their demand for, or ability to purchase, our services

•	Decreases in market demand affecting the commercial rental market and used vehicle sales as well as global economic conditions

•	Volatility in customer volumes and shifting customer demand in the industries serviced by our SCS business

•	Changes in current financial, tax or regulatory requirements that could negatively impact our financial results

•	Competition:

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

•	Our inability to manage our cost structure

•	Our inability to limit our exposure for customer claims

•	Unfavorable or unanticipated outcomes in legal or regulatory proceedings or uncertain positions

•	Business interruptions or expenditures due to severe weather or natural occurrences

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

•	Financing Concerns:

•	Higher borrowing costs and possible decreases in available funding sources

•	Unanticipated interest rate and currency exchange rate fluctuations

•	Negative funding status of our pension plans caused by lower than expected returns on invested assets and unanticipated changes in interest rates

•	Withdrawal liability as a result of our participation in multi-employer plans

•	Instability in U.S. and worldwide credit markets, resulting in higher borrowing costs and/or reduced access to credit

•	Accounting Matters:

•	Impact of unusual items resulting from ongoing evaluations of business strategies, asset or expense valuations, acquisitions, divestitures and our organizational structure

•	Reductions in residual values or useful lives of revenue earning equipment

•	Increases in compensation levels, retirement rate and mortality resulting in higher pension expense; regulatory changes affecting pension estimates, accruals and expenses

•	Increases in health care costs resulting in higher insurance costs

•	Changes in accounting rules, assumptions and accruals

•	Impact of actual insurance claim and settlement activity compared to historical loss development factors used to project future development

•	Other risks detailed from time to time in our SEC filings including our 2017 annual report on Form 10-K.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the second quarter of 2018, we carried out an evaluation, under the supervision and with the participation of management, including Ryder’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the second quarter of 2018, Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective.

Changes in Internal Controls over Financial Reporting

During the six months ended June 30, 2018, there were no changes in Ryder’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect such internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 20, 2018 and Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 2, 2018, contain a discussion of our risk factors. Our operations could also be affected by additional risk factors that are not presently known to us or by factors that we currently consider immaterial to our business. To our knowledge and except to the extent additional factual information disclosed in this Quarterly Report on Form 10-Q relates to such risk factors, there have been no material changes in the risk factors described in "Item 1A. Risk Factors" in our Form 10-K for the year ended December 31, 2017, filed with the SEC on February 20, 2018 and Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended March 30, 2018, filed with the SEC on May 2, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases we made of our common stock during the three months ended June 30, 2018:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Anti-Dilutive Program (2)
April 1 through April 30, 2018	425	$72.25	—	1,328,696
May 1 through May 31, 2018	63,224	68.12	63,091	1,265,605
June 1 through June 30, 2018	204	71.43	—	1,265,605
Total	63,853	$68.16	63,091
 ————————————

(1)
During the three months ended June 30, 2018, we purchased an aggregate of 762 shares of our common stock in employee-related transactions. Employee-related transactions may include: (i) shares of common stock withheld as payment for the exercise price of options exercised or to satisfy the employees' tax withholding liability associated with our share-based compensation programs and (ii) open-market purchases by the trustee of Ryder’s deferred compensation plans relating to investments by employees in our stock, one of the investment options available under the plans.

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

3.1
The Ryder System, Inc. Restated Articles of Incorporation, dated May 1, 2015 (Conformed copy incorporating all amendments through May 1, 2015), (incorporated by reference to the Company’s Form 8-K, filed with the Commission on May 1, 2015).*

3.2	The Ryder System, Inc. By-laws, as amended through February 22, 2016 (incorporated by reference to the Company’s Form 8-K filed with the Commission on February 23, 2016). *

4.1
Indenture between Ryder System, Inc. and The Bank of New York Mellon Trust Company, N.A., as successor to J.P. Morgan Trust Company, N.A., dated as of October 3, 2003 (incorporated by reference to the Company’s Registration Statement on Form S-3, Registration No. 333-108391, filed with the Commission on August 29, 2003). *

4.2	Form of domestic Debt Securities (incorporated by reference to the Company’s Registration Statement on Form S-3, Registration No. 333-108391, filed with the Commission on August 29, 2003). *

4.3	Form of domestic Medium-Term Notes (incorporated by reference to the Company’s Registration Statement on Form S-3, Registration No. 333-108391, filed with the Commission on August 29, 2003). *

10.1	Form of Terms and Conditions Applicable to Stock Awards for Non-Employee Directors issued under the Ryder System, Inc. Amended and Restated 2012 Equity and Incentive Compensation Plan

12.1	Calculation of Ratio of Earnings to Fixed Charges (incorporated by reference to the Company’s Form 10-K filed with the Commission on February 20, 2018).*

12.2	Calculation of Ratio of Earnings to Fixed Charges

31.1	Certification of Robert E. Sanchez pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Art A. Garcia pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32	Certification of Robert E. Sanchez and Art A. Garcia pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350

* The Company previously filed this exhibit with its Form S-3 filed with the Securities and Exchange Commission on March 30, 2018. The Company is listing this exhibit to its Quarterly Report on Form 10-Q to correct a non-functioning hyperlink in the March 30, 2018 Form S-3.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYDER SYSTEM, INC.
(Registrant)

Date: July 25, 2018	By:	/s/ Art A. Garcia
Art A. Garcia
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: July 25, 2018	By:	/s/ Frank Mullen
Frank Mullen
Vice President and Controller
(Principal Accounting Officer)