Form 10-Q
period 2018-09-30
RYDER SYSTEM INC
filed 2018-10-26
CIK 85961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018
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

The number of shares of Ryder System, Inc. Common Stock ($0.50 par value per share) outstanding at September 30, 2018, was 53,088,113.

RYDER SYSTEM, INC.
FORM 10-Q QUARTERLY REPORT

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(In thousands, except per share amounts)
Lease and rental revenues	$895,167	823,197	$2,577,444	2,387,801
Services revenue	1,106,107	888,613	3,106,575	2,595,141
Fuel services revenue	156,787	129,087	466,847	382,966
Total revenues	2,158,061	1,840,897	6,150,866	5,365,908

Cost of lease and rental	649,407	588,626	1,904,973	1,745,777
Cost of services	945,851	753,838	2,639,137	2,186,316
Cost of fuel services	153,420	124,562	455,874	372,016
Other operating expenses	30,344	28,445	94,760	87,122
Selling, general and administrative expenses	215,506	212,249	637,282	614,809
Non-operating pension costs	1,161	6,958	3,241	20,875
Used vehicle sales, net	3,012	(2,727)	16,434	11,815
Interest expense	47,379	34,854	127,529	104,591
Miscellaneous income, net	(4,472)	(4,655)	(10,609)	(15,062)
Restructuring and other charges, net	313	4,255	19,722	1,681
	2,041,921	1,746,405	5,888,343	5,129,940
Earnings from continuing operations before income taxes	116,140	94,492	262,523	235,968
Provision for income taxes	26,629	35,452	95,561	86,997
Earnings from continuing operations	89,511	59,040	166,962	148,971
Loss from discontinued operations, net of tax	(760)	(290)	(2,448)	(947)
Net earnings	$88,751	58,750	$164,514	148,024

Earnings (loss) per common share — Basic
Continuing operations	$1.70	1.12	$3.18	2.82
Discontinued operations	(0.01)	(0.01)	(0.05)	(0.02)
Net earnings	$1.69	1.12	$3.13	2.80

Earnings (loss) per common share — Diluted
Continuing operations	$1.69	1.12	$3.15	2.80
Discontinued operations	(0.01)	(0.01)	(0.05)	(0.02)
Net earnings	$1.68	1.11	$3.11	2.78

Cash dividends declared per common share	$0.54	0.46	$1.58	1.34
See accompanying notes to consolidated condensed financial statements.
Note: EPS amounts may not be additive due to rounding.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(In thousands)

Net earnings	$88,751	58,750	$164,514	148,024

Other comprehensive income:

Changes in currency translation adjustment and other	6,554	27,648	(23,198)	70,991

Amortization of pension and postretirement items	7,163	7,960	20,793	23,741
Income tax expense related to amortization of pension and postretirement items	(1,897)	(2,812)	(4,771)	(8,324)
Amortization of pension and postretirement items, net of tax	5,266	5,148	16,022	15,417

Change in net actuarial loss and prior service cost	—	870	(1,211)	890
Income tax benefit related to change in net actuarial loss and prior service cost	—	(260)	308	(80)
Change in net actuarial loss and prior service cost, net of taxes	—	610	(903)	810

Other comprehensive income (loss), net of taxes	11,820	33,406	(8,079)	87,218

Comprehensive income	$100,571	92,156	$156,435	235,242
See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)

	September 30, 2018	December 31, 2017
	(Dollars in thousands, except share amounts)
Assets:
Current assets:
Cash and cash equivalents	$60,688	78,348
Receivables, net of allowance of $18,106 and $13,847, respectively	1,156,674	1,010,908
Inventories	78,119	73,543
Prepaid expenses and other current assets	169,175	160,094
Total current assets	1,464,656	1,322,893
Revenue earning equipment, net	9,186,827	8,355,262
Operating property and equipment, net of accumulated depreciation of $1,244,927 and $1,192,377, respectively	826,183	776,704
Goodwill	493,169	395,504
Intangible assets, net of accumulated amortization of $63,016 and $57,420, respectively	61,221	42,930
Direct financing leases and other assets	652,249	570,706
Total assets	$12,684,305	11,463,999

Liabilities and shareholders’ equity:
Current liabilities:
Short-term debt and current portion of long-term debt	$859,530	826,069
Accounts payable	704,613	599,303
Accrued expenses and other current liabilities	618,675	589,603
Total current liabilities	2,182,818	2,014,975
Long-term debt	5,423,580	4,583,582
Other non-current liabilities	828,149	812,642
Deferred income taxes	1,331,360	1,211,129
Total liabilities	9,765,907	8,622,328

Shareholders’ equity:
Preferred stock, no par value per share — authorized, 3,800,917; none outstanding, September 30, 2018 or December 31, 2017	—	—
Common stock, $0.50 par value per share — authorized, 400,000,000; outstanding, September 30, 2018 — 53,088,113 December 31, 2017 — 52,955,314	26,544	26,478
Additional paid-in capital	1,075,412	1,051,017
Retained earnings	2,632,589	2,471,677
Accumulated other comprehensive loss	(816,147)	(707,501)
Total shareholders’ equity	2,918,398	2,841,671
Total liabilities and shareholders’ equity	$12,684,305	11,463,999
See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2018	2017
	(In thousands)
Cash flows from operating activities from continuing operations:
Net earnings	$164,514	148,024
Less: Loss from discontinued operations, net of tax	(2,448)	(947)
Earnings from continuing operations	166,962	148,971
Depreciation expense	1,028,491	932,772
Goodwill impairment charge	15,513	—
Used vehicle sales, net	16,434	11,815
Amortization expense and other non-cash charges, net	21,202	25,152
Non-operating pension costs and share-based compensation expense	22,072	35,509
Deferred income tax expense	103,082	75,820
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(126,848)	(145,090)
Inventories	(4,389)	(985)
Prepaid expenses and other assets	(27,163)	255
Accounts payable	3,754	40,734
Accrued expenses and other non-current liabilities	(6,737)	41,238
Net cash provided by operating activities from continuing operations	1,212,373	1,166,191

Cash flows from financing activities from continuing operations:
Net change in commercial paper borrowings and revolving credit facilities	(113,666)	2,153
Debt proceeds	1,467,528	873,302
Debt repaid	(466,081)	(938,160)
Dividends on common stock	(83,506)	(71,564)
Common stock issued	13,023	10,387
Common stock repurchased	(27,680)	(65,856)
Debt issuance costs and other items	(4,763)	(1,517)
Net cash provided by (used in) financing activities	784,855	(191,255)

Cash flows from investing activities from continuing operations:
Purchases of property and revenue earning equipment	(2,200,006)	(1,312,845)
Sales of revenue earning equipment	279,751	289,432
Sales of operating property and equipment	11,869	12,541
Acquisitions, net of cash acquired	(167,372)	(7,240)
Collections on direct finance leases and other items	57,568	54,227
Net cash used in investing activities	(2,018,190)	(963,885)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	1,464	(5,226)
(Decrease) increase in cash, cash equivalents, and restricted cash from continuing operations	(19,498)	5,825

Decrease in cash, cash equivalents, and restricted cash from discontinued operations	(272)	(1,064)

(Decrease) increase in cash, cash equivalents, and restricted cash	(19,770)	4,761
Cash, cash equivalents, and restricted cash at January 1	83,022	62,639
Cash, cash equivalents, and restricted cash at September 30	$63,252	67,400
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

Revenue Recognition

We recognize revenue upon the transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. We enter into contracts that can include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. Revenue is recognized net of allowances for returns and amounts collected from customers for taxes, such as sales tax, that are remitted to the applicable taxing authorities. We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectibility of consideration is probable. We generally recognize revenue over time as we perform because of continuous transfer of control to our customers.

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

The maintenance service is the only performance obligation in SelectCare contracts. This single performance obligation is satisfied at a point in time for transactional maintenance services or over time for contract maintenance agreements. For contract maintenance agreements, the maintenance performance obligation represents a series of distinct maintenance services performed during the contract period as the services provided are substantially the same and have the same pattern of transfer to our customers. Revenue from SelectCare contracts is recognized as maintenance services are rendered over the terms of the related arrangements. We generally account for long-term maintenance contracts as one-year contracts since our maintenance arrangements are generally cancelable, without penalty, after one year. As a practical expedient, we do not disclose information about remaining performance obligations that have original expected durations of one year or less. For maintenance contracts that are longer than one year (i.e., not cancelable without penalty), the revenue we recognize corresponds with our performance completed to date. We measure the progress of transfer based on the costs incurred to provide the service to the customer. The amount that we have the right to invoice for services performed aligns with this measure. As a practical expedient, we do not disclose information about remaining performance obligations for these contracts since the fixed and variable revenue recognized corresponds to the amount we have the right to invoice for services performed.

In our DTS business segment, we combine equipment, maintenance, drivers, administrative services and additional services to provide customers with a single integrated dedicated transportation solution. DTS transportation solutions are customized for our customers based on a transportation analysis to create a logistics design that includes the routing and scheduling of vehicles, the efficient use of vehicle capacity and overall asset utilization. In our SCS business, we offer a broad range of logistics management services designed to optimize the supply chain and address the key business requirements of our customers. SCS operates by industry verticals (Automotive, Technology and Healthcare, Consumer Packaged Goods and

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

Retail, and Industrial) to enable our teams to focus on the specific needs of their customers. Our SCS services are supported by a variety of information technology and engineering solutions.

Revenues from DTS and SCS service contracts are recognized as services are rendered in accordance with contract terms, which typically include (1) fixed and variable billing rates, (2) cost-plus billing rates (input method based on actual costs incurred to perform services and a contracted mark-up), or (3) variable only or fixed only billing rates for the services. Our billing structure aligns with the value transferred to our customers. As a practical expedient, we do not disclose information about remaining performance obligations for these contracts since the revenue recognized corresponds to the amount we have the right to invoice for services performed.

Our customers contract us to provide an integrated service of transportation or supply chain logistical services into a single transportation or supply chain solution. Therefore, we typically account for DTS and SCS service contracts as one performance obligation satisfied over time. Less commonly, however, we may promise to provide distinct goods or services within a contract, in which case we separate the contract into more than one performance obligation. If a contract is separated into more than one performance obligation, we allocate the total transaction price to each performance obligation in an amount based on the estimated relative standalone selling prices of the promised goods or services underlying each performance obligation. We infrequently sell standard products with observable standalone selling prices. More frequently, we sell a customized customer-specific solution, and in these cases we use the expected cost plus a margin approach to estimate the standalone selling price of each performance obligation.

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

Significant Judgments and Estimates

Our contracts with customers often include promises to transfer multiple services to a customer. Determining whether these services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Our DTS and SCS services depend on a significant level of integration and interdependency between the services provided within a contract. Judgment is required to determine whether each service is considered distinct and accounted for separately, or not distinct and accounted for together as a significant integrated service and recognized over time. In making this judgment, we consider whether the services provided, within the context of the contract, represent the transfer of individual services or a combined bundle of services to the customer. This involves evaluating the promises to a customer within a contract to identify the services that need to be performed in order for the promise to be satisfied. Since multiple services that occur at different points in time during a contract may be accounted for as an integrated service, judgment is required to assess the pattern of delivery to our customers.

Our judgments on collectibility are initially established when a business relationship with a customer is initiated and is continuously monitored as services are provided. We have a credit rating system based on internally developed standards and ratings provided by third parties. Our credit rating system, along with monitoring for delinquent payments, allows us to make decisions as to whether collectibility is probable. Factors considered during this process include historical payment trends, industry risks, liquidity of the customer, years in business, and judgments, liens or bankruptcies. When collectibility is not considered reasonably assured (typically when a customer is 120 days past due), revenue is not recognized until it is determined that the customer has the ability and intention to pay.

Contract Balances

We do not have material contract assets as we generally invoice customers as we perform services. Contract receivables are recorded in “Receivables, net” in the Consolidated Condensed Balance Sheets. Payment terms vary by contract type, although

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

terms generally include a requirement of payment within 30 to 90 days. As a practical expedient, we do not assess whether a contract has a significant financing component as the period between the receipt of customer payment and the transfer of service to the customer is less than a year. Our contract liabilities consist of deferred revenue. We record deferred revenues when cash payments are received or due in advance of our performance, including amounts that are refundable. We classify deferred revenue as current as we expect to recognize this revenue within 12 months. Revenue is recognized upon satisfaction of the performance obligation.

Costs to Obtain and Fulfill a Contract

Our incremental direct costs of obtaining a contract, which primarily consist of sales commissions and start-up costs, are capitalized and amortized over the period of contract performance or a longer period, generally the estimated life of the customer relationship if renewals are expected and the renewal commission is not commensurate with the initial commission. We capitalize incremental direct costs of obtaining a contract that i) relate directly to the contract and ii) are expected to be recovered through revenue generated under the contract. This requires an evaluation of whether the costs are incremental and would not have occurred absent the customer contract.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

Cloud Computing Arrangements

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal Use Software (Topic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which amends ASC 350-40 to address a customer’s accounting for implementation costs incurred in a cloud computing arrangement (CCA) that is a service contract. ASU 2018-15 aligns the accounting for costs incurred to implement a CCA that is a service arrangement with the guidance on capitalizing costs associated with developing or obtaining internal-use software. The standard is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. Entities are permitted to apply either a retrospective or prospective approach to adopt the guidance. We are currently evaluating the impact of the adoption of this update on our consolidated financial position, results of operations, and cash flows.

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

Business Combinations

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The objective of the update is to add guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting, including acquisitions, disposals, goodwill, and consolidation. Companies must use a prospective approach to adopt ASU 2017-01, which was effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted. We prospectively adopted this standard in the first quarter of 2018. The new standard did not have an impact to the Company's consolidated condensed financial statements during the first, second or third quarters of 2018.

Statement of Cash Flows

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows, which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. In November 2016, the FASB issued additional guidance related to the statement of cash flows, which requires companies to explain the change during the period in the total of cash, cash equivalents, and restricted cash or restricted cash equivalents. The standard was effective January 1, 2018, with early adoption permitted. We adopted the standard during the first quarter of 2018. As a result of this update, restricted cash is included within cash and cash equivalents on our statements of consolidated cash flows. As of September 30, 2018 and December 31, 2017, we had $3 million and $5 million, respectively, in prepaid expenses and other current assets associated with our like-kind exchange program for certain of our U.S. based revenue earning equipment.

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which sets out the principles for the identification, measurement, recognition, presentation and disclosure of leases. The FASB issued subsequent updates to clarify and improve the standard. The standard impacts the accounting for both lessors and lessees. We will adopt the standard effective January 1, 2019, using the modified retrospective transition method.

The new standard requires lessors to identify and evaluate the lease and non-lease components in arrangements containing a lease, provides clarification on the scope of non-lease components and provides more guidance on how to identify and separate the components. The adoption of the new lease standard will primarily impact our ChoiceLease product line, which includes a vehicle lease as well as maintenance and other services related to the vehicle. The lease component will be accounted for using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. We will generally continue to recognize revenue for the lease portion of the product line on a straight-line basis. The non-lease component will be accounted for in accordance with the revenue recognition guidance, see below section "Revenue Recognition." Revenue from maintenance services will be recognized consistent with the estimated timing pattern of maintenance costs, which will generally require the deferral of some portion of the customer's payments as a contract liability when received, as maintenance services are typically not performed evenly over the life of a ChoiceLease contract.

We are implementing a lessor revenue recognition system, which will both assist in separating the lease and non-lease components, primarily maintenance services, as well as account for the pattern of revenue recognition of the separate lease and non-lease components under our lessor arrangements. Upon adoption, we will record a cumulative-effect adjustment to recognize deferred revenue related to the maintenance services on the opening balance sheet for 2017 and restate all prior periods presented (2017 and 2018).

The standard requires lessees to classify leases as either finance or operating leases. This classification will determine whether the related expense will be recognized based on asset amortization and interest on the obligation or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. We are implementing a lease management system to track and record the right-of-use asset and liability for all leases with a term of greater than 12 months.

We expect the cumulative-effect adjustment, resulting from the adoption of the lessor requirements, will have a significant impact on our consolidated financial position. We continue to evaluate the impact of adoption of the lessor requirements of this standard, however, such requirements may have a significant impact on our results of operations. We do not expect the adoption of the lessor requirements to have an impact on our cash flows. We do not expect the lessee requirements to have a material impact on our consolidated financial position, results of operations or cash flows. We are in the process of completing

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

additional process changes and updating internal controls to ensure the new reporting and disclosure requirements are met upon adoption.

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

Adoption of the new revenue recognition standard impacted our previously reported Consolidated Condensed Statements of Operations and Comprehensive Income results as follows (in millions, except per share amounts):

	Three months ended September 30, 2017			Nine months ended September 30, 2017
		New Revenue			New Revenue
	As Previously	Standard		As Previously	Standard
	Reported	Adjustments	As Revised	Reported	Adjustments	As Revised
Services revenue (1)	$896.2	(7.6)	888.6	$2,619.1	(24.0)	2,595.1
Total revenues	1,848.5	(7.6)	1,840.9	5,389.9	(24.0)	5,365.9
Cost of services (1)	761.5	(7.6)	753.8	2,210.3	(24.0)	2,186.3
Selling, general and administrative expenses (2)	216.7	(4.4)	212.2	620.0	(5.2)	614.8
Earnings from continuing operations before income taxes	94.3	0.1	94.5	235.0	1.0	236.0
Provision for income taxes	35.4	—	35.5	86.5	0.5	87.0
Earnings from continuing operations	58.9	0.1	59.0	148.5	0.4	149.0
Net earnings	58.6	0.1	58.8	147.6	0.4	148.0

Comprehensive income	92.0	0.1	92.2	234.8	0.4	235.2

Earnings per common share - Basic
Continuing operations	$1.12	—	1.12	$2.81	0.01	2.82

Earnings per common share - Diluted
Continuing operations	$1.11	0.01	1.12	$2.79	0.01	2.80
————————————

(1)
Amount includes $8 million and $24 million for the three and nine months ended September 30, 2017, respectively, related to correction of a prior period error. We historically accounted for certain freight brokerage agreements as a principal and presented revenue and costs related to subcontracted transportation on a gross basis in our financial statements. In adopting Topic 606, we reviewed and evaluated our existing revenue contracts and determined that certain of our freight brokerage agreements should have historically been presented on a net basis as an agent. We evaluated the materiality of this revision, quantitatively and qualitatively. We concluded it was not material to any of our previously issued consolidated financial statements and correction as an out of period adjustment in the current period was not material.

(2)
Amount includes $4 million for the three and nine months ended September 30, 2017, related to consulting fees associated with a cost-savings program. The amount was reclassified from "Selling, general and administrative expenses” to "Restructuring and other charges, net" in our Consolidated Condensed Statement of Earnings in order to conform to the current period presentation.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

Adoption of the new revenue recognition standard impacted our previously reported Consolidated Condensed Balance Sheet as follows (in millions):

	December 31, 2017
		New Revenue
	As Previously	Standard
	Reported	Adjustment	As Revised
Prepaid expenses and other current assets	$159.5	0.6	160.1
Total current assets	1,322.3	0.6	1,322.9
Direct financing leases and other assets	559.5	11.2	570.7
Total assets	11,452.2	11.8	11,464.0
Accrued expenses and other current liabilities	587.4	2.2	589.6
Total current liabilities	2,012.8	2.2	2,015.0
Other non-current liabilities	812.1	0.6	812.6
Deferred income taxes	1,208.8	2.4	1,211.1
Total liabilities	8,617.2	5.1	8,622.3
Retained earnings	2,465.0	6.7	2,471.7
Total shareholders' equity	2,835.0	6.7	2,841.7
Total liabilities and shareholders' equity	11,452.2	11.8	11,464.0

3. ACQUISITIONS

On April 2, 2018, we acquired all of the outstanding equity of MXD Group, Inc. (MXD), an e-commerce fulfillment provider with a national network of facilities, including last mile delivery capabilities, for a purchase price of approximately $118 million. The acquisition is included in our SCS business segment. We acquired MXD to build the foundation of e-fulfillment and final mile capabilities for our e-commerce business.

During the nine months ended September 30, 2018, we incurred acquisition transaction costs of $1 million related to the acquisition that are reflected within "Selling, general and administrative expenses" in our Consolidated Condensed Statements of Earnings. The following table provides the preliminary purchase price allocation to the assets and the liabilities assumed as of the closing date of the MXD acquisition.

(In thousands)
Assets:
Operating property and equipment	$9,803
Goodwill	81,848
Customer relationships and other intangibles	23,651
Other assets, primarily accounts receivable	31,492
146,794
Liabilities:
Accrued liabilities	(18,107)
Deferred income taxes	(5,760)
Other liabilities, primarily accounts payable	(4,979)
Net assets acquired	$117,948

The excess of the purchase consideration over the aggregate estimated fair values of assets acquired and liabilities assumed was recorded as goodwill. The goodwill recognized reflects e-commerce growth opportunities, opportunities to cross-sell with our existing customer base and expected cost synergies of combining MXD with our business. The goodwill is not expected to be deductible for income tax purposes. Customer relationship intangible assets are expected to be amortized over 8 years.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

The results of operations of MXD were not material to our results of operations and therefore pro forma financial information for the acquisition was not presented.

On June 15, 2018, we acquired all of the outstanding equity of Metro Truck & Tractor Leasing (Metro), a full service leasing, rental and maintenance company for a purchase price of approximately $52 million. The acquisition is included in our FMS business segment. We acquired Metro to expand our presence in the Baltimore, Maryland area. The preliminary purchase accounting for this acquisition resulted in $0.4 million of the purchase price allocated to customer relationships and other intangible assets, $20 million allocated to tangible assets net of liabilities assumed and the remaining $31 million represents goodwill. The goodwill recognized reflects expected cost synergies and operational improvements in the combined companies and expected growth opportunities with Metro's current customers and prospects in the Maryland market. The goodwill is not expected to be deductible for income tax purposes. Transaction costs related to the acquisition were $0.5 million during the nine months ended September 30, 2018 and were reflected within "Selling, general and administrative expenses" in our Consolidated Condensed Statements of Earnings.

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

4. REVENUE

Disaggregation of Revenue

The following tables disaggregate our revenue by primary geographical market, major product/service lines, and industry:

Primary Geographical Markets

	Three months ended September 30, 2018
	FMS	DTS	SCS	Eliminations	Total
	(In thousands)
United States	$1,180,337	340,604	508,196	(141,874)	1,887,263
Canada	75,571	—	45,587	(5,761)	115,397
Europe	80,640	—	—	—	80,640
Mexico	—	—	68,705	—	68,705
Singapore	—	—	6,056	—	6,056
Total revenue	$1,336,548	340,604	628,544	(147,635)	2,158,061

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

	Three months ended September 30, 2017
	FMS	DTS	SCS	Eliminations	Total
	(In thousands)
United States	$1,041,610	272,201	384,414	(110,715)	1,587,510
Canada	73,755		42,620	(4,892)	111,483
Europe	80,432	—	—	—	80,432
Mexico	—	—	53,427	—	53,427
Singapore	—	—	8,045	—	8,045
Total revenue	$1,195,797	272,201	488,506	(115,607)	1,840,897

	Nine months ended September 30, 2018
	FMS	DTS	SCS	Eliminations	Total
	(In thousands)
United States	$3,395,291	970,196	1,384,044	(405,159)	5,344,372
Canada	225,903	—	136,428	(16,526)	345,805
Europe	253,386	—	—	—	253,386
Mexico	—	—	189,181	—	189,181
Singapore	—	—	18,122	—	18,122
Total revenue	$3,874,580	970,196	1,727,775	(421,685)	6,150,866

	Nine months ended September 30, 2017
	FMS	DTS	SCS	Eliminations	Total
	(In thousands)
United States	$3,048,742	811,277	1,106,226	(329,367)	4,636,878
Canada	207,577	—	125,116	(13,671)	319,022
Europe	235,527	—	—	—	235,527
Mexico	—	—	151,169	—	151,169
Singapore	—	—	23,312	—	23,312
Total revenue	$3,491,846	811,277	1,405,823	(343,038)	5,365,908

Major Products/Service Lines

	Three months ended September 30, 2018
	FMS	DTS	SCS	Eliminations	Total
	(In thousands)
ChoiceLease	$716,728	—	—	(64,295)	652,433
SelectCare	125,850	—	—	(10,418)	115,432
Commercial rental	257,909	—	—	(15,175)	242,734
Fuel	214,534	—	—	(57,747)	156,787
Other	21,527	—	—	—	21,527
DTS	—	340,604	—	—	340,604
SCS	—	—	628,544	—	628,544
Total revenue	$1,336,548	340,604	628,544	(147,635)	2,158,061

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

	Three months ended September 30, 2017
	FMS	DTS	SCS	Eliminations	Total
	(In thousands)
ChoiceLease	$673,882	—	—	(57,265)	616,617
SelectCare	116,985	—	—	(8,206)	108,779
Commercial rental	216,016	—	—	(9,436)	206,580
Fuel	169,787	—	—	(40,700)	129,087
Other	19,127	—	—	—	19,127
DTS	—	272,201	—	—	272,201
SCS	—	—	488,506	—	488,506
Total revenue	$1,195,797	272,201	488,506	(115,607)	1,840,897

	Nine months ended September 30, 2018
	FMS	DTS	SCS	Eliminations	Total
	(In thousands)
ChoiceLease	$2,107,938	—		(187,822)	1,920,116
SelectCare	372,989	—		(29,603)	343,386
Commercial rental	694,864	—		(37,536)	657,328
Fuel	633,571	—		(166,724)	466,847
Other	65,218	—	—	—	65,218
DTS	—	970,196	—	—	970,196
SCS	—	—	1,727,775	—	1,727,775
Total revenue	$3,874,580	970,196	1,727,775	(421,685)	6,150,866

	Nine months ended September 30, 2017
	FMS	DTS	SCS	Eliminations	Total
	(In thousands)
ChoiceLease	$1,992,656	—	—	(167,382)	1,825,274
SelectCare	347,978	—	—	(26,732)	321,246
Commercial rental	589,362	—	—	(26,835)	562,527
Fuel	505,055	—	—	(122,089)	382,966
Other	56,795	—	—	—	56,795
DTS	—	811,277	—	—	811,277
SCS	—	—	1,405,823	—	1,405,823
Total revenue	$3,491,846	811,277	1,405,823	(343,038)	5,365,908

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

Industry

Our SCS business segment includes revenue from the below industries:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(In thousands)
Automotive	$250,499	193,284	$690,177	578,087
Technology and healthcare	123,045	99,078	340,528	274,030
CPG and retail	210,965	136,590	544,019	381,967
Industrial and other	44,035	59,554	153,051	171,739
Total revenue	$628,544	488,506	$1,727,775	1,405,823

Contract Balances

We record a receivable related to revenue recognized when we have an unconditional right to invoice. There were no material contract assets as of September 30, 2018 or December 31, 2017. Trade receivables were $1.04 billion and $899 million at September 30, 2018 and December 31, 2017, respectively. Impairment losses on receivables were not material during the third quarters of 2018 and 2017.

Contract liabilities relate to payments received in advance of performance under the contract. Changes in contract liabilities are due to our performance under the contract. The amount of revenue recognized during the nine months ended September 30, 2018 that was included within deferred revenue at January 1, 2018 was $13 million.

5. REVENUE EARNING EQUIPMENT

	September 30, 2018			December 31, 2017
	Cost	Accumulated Depreciation	Net Book Value (1)	Cost	Accumulated Depreciation	Net Book Value (1)
	(In thousands)
Held for use:
ChoiceLease	$10,559,956	(3,623,781)	6,936,175	10,002,981	(3,367,431)	6,635,550
Commercial rental	3,163,603	(1,030,908)	2,132,695	2,616,706	(1,001,965)	1,614,741
Held for sale	413,677	(295,720)	117,957	403,229	(298,258)	104,971
Total	$14,137,236	(4,950,409)	9,186,827	13,022,916	(4,667,654)	8,355,262
 ————————————

(1)
Revenue earning equipment, net includes vehicles under capital leases of $19 million, less accumulated depreciation of $10 million, at September 30, 2018, and $29 million, less accumulated depreciation of $14 million, at December 31, 2017.

We lease revenue earning equipment to customers for periods typically ranging from three to seven years for trucks and tractors and up to ten years for trailers. The majority of our leases are classified as operating leases. However, some of our revenue earning equipment leases are classified as direct financing leases and, to a lesser extent, sales-type leases. As of September 30, 2018 and December 31, 2017, the net investment in direct financing and sales-type leases was $461 million and $447 million, respectively. Our direct financing lease customers operate in a wide variety of industries, and we have no significant customer concentrations in any one industry. We assess credit risk for all of our customers including those who lease equipment under direct financing leases prior to signing a ChoiceLease contract. For those customers who are designated as high risk, we typically require deposits to be paid in advance in order to mitigate our credit risk. Additionally, our receivables are collateralized by the vehicles, which further mitigates our credit risk.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

As of September 30, 2018 and December 31, 2017, the amount of direct financing lease receivables past due was not significant, and there were no impaired receivables. Accordingly, we do not believe there is a material risk of default with respect to the direct financing lease receivables.

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

The following table presents our assets held for sale that are measured at fair value on a nonrecurring basis and considered a Level 3 fair value measurement:

			Total Losses (2)
	September 30,	December 31,	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017	2018	2017
	(In thousands)
Assets held for sale:
Revenue earning equipment (1):
Trucks	$40,950	33,208	$9,713	6,215	$28,609	22,942
Tractors	24,897	27,976	1,317	1,127	6,795	18,444
Trailers	1,770	2,100	502	1,871	3,700	5,044
Total assets at fair value	$67,617	63,284	$11,532	9,213	$39,104	46,430
 ————————————

(1)
Assets held for sale in the above table only include the portion of revenue earning equipment held for sale where net book values exceeded fair values and fair value adjustments were recorded. The net book value of assets held for sale that were less than fair value was $50 million and $42 million as of September 30, 2018 and December 31, 2017, respectively.

(2)	Total losses represent fair value adjustments for all vehicles reclassified to held for sale throughout the period for which fair value was less than net book value.

For the three and nine months ended September 30, 2018 and 2017, the components of used vehicle sales, net were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(In thousands)
Gains on vehicle sales, net	$(8,520)	(11,940)	$(22,670)	(34,615)
Losses from fair value adjustments	11,532	9,213	39,104	46,430
Used vehicle sales, net	$3,012	(2,727)	$16,434	11,815

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

6. GOODWILL

The carrying amount of goodwill attributable to each reportable business segment was as follows:

	Fleet Management Solutions	Dedicated Transportation Solutions	Supply Chain Solutions	Total
	(In thousands)
Balance at December 31, 2017
Goodwill	$237,176	40,808	146,741	424,725
Accumulated impairment losses	(10,322)	—	(18,899)	(29,221)
	226,854	40,808	127,842	395,504
Acquisitions (1)	31,209	—	81,848	113,057
Foreign currency translation adjustments	279	—	(158)	121
Balance at September 30, 2018
Goodwill	268,664	40,808	228,431	537,903
Accumulated impairment losses	(25,835)	—	(18,899)	(44,734)
	$242,829	40,808	209,532	493,169
———————————

(1)	See Note 3, "Acquisitions," in the Notes to Consolidated Condensed Financial Statements for additional information.

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

7. ACCRUED EXPENSES AND OTHER LIABILITIES

	September 30, 2018			December 31, 2017
	Accrued Expenses	Non-Current Liabilities	Total	Accrued Expenses	Non-Current Liabilities	Total
	(In thousands)
Salaries and wages	$134,016	—	134,016	$135,930	—	135,930
Deferred compensation	5,172	63,194	68,366	4,269	58,411	62,680
Pension benefits	3,855	400,197	404,052	3,863	412,417	416,280
Other postretirement benefits	1,476	18,631	20,107	1,481	19,760	21,241
Other employee benefits	23,034	—	23,034	28,636	3,279	31,915
Insurance obligations (1)	148,736	260,357	409,093	130,848	242,473	373,321
Operating taxes	94,004	—	94,004	95,848	—	95,848
Income taxes	5,883	20,843	26,726	8,550	23,888	32,438
Interest	34,521	—	34,521	30,003	—	30,003
Deposits, mainly from customers	81,200	3,391	84,591	69,903	3,638	73,541
Deferred revenue	21,500	—	21,500	14,004	—	14,004
Restructuring liabilities (2)	4,372	—	4,372	13,074	—	13,074
Other	60,906	61,536	122,442	53,194	48,776	101,970
Total	$618,675	828,149	1,446,824	$589,603	812,642	1,402,245
 ————————————

(1)	Insurance obligations are primarily comprised of self-insured claim liabilities.

(2)
The reduction in restructuring liabilities from December 31, 2017, principally represents cash payments for employee termination costs. The majority of the balance remaining in restructuring liabilities is expected to be paid by the second quarter of 2019.

8. INCOME TAXES

Tax Law Changes

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the “Act”) was signed into law. The Act made broad and complex changes to the U.S. tax code and it will take time to fully interpret the changes. The Act significantly impacted 2018 earnings, and will impact earnings in future periods; however, we have not fully completed the accounting under Income Taxes (Topic 740) for certain of the Act’s new provisions. In accordance with Topic 740, to the extent the accounting for certain income tax effects of the Act was incomplete, but we were able to determine a reasonable estimate of those effects, a provisional amount (“provisional amount”) has been included in our financial statements. Conversely, where a reasonable estimate of the tax effects of the Act cannot be determined, no related provisional amounts have been included in the financial statements. We intend to adjust the tax effects for the relevant items during the allowed 2018 measurement period as we finalize our U.S. income tax return.

The Act also requires companies to pay a one-time transition tax on unremitted earnings of certain foreign subsidiaries that had not been subject to U.S. income tax and creates new taxes on certain foreign earnings. We included a $33 million provisional estimate for the transition tax in the December 31, 2017 financial statements. On April 2, 2018, the Internal Revenue Service issued Notice 2018-26, which required us to increase the provisional estimate related to the one-time transition tax. We estimated the additional tax provision to be approximately $29 million. The transition tax estimate will be further adjusted during the fourth quarter of 2018 as we refine our determination of historical earnings and profits and the amount of cash and cash equivalents held in foreign entities.

As of September 30, 2018, we have alternative minimum tax (AMT) credit carryforwards of $24 million, which do not expire and can be used to offset regular income taxes in future years. Under the Act, the AMT was repealed and taxpayers may claim a refund of 50% of their remaining AMT credit carryforwards (to the extent the credits exceed regular tax for the year) in 2018, 2019 and 2020. Any AMT credits remaining after 2020 will be refunded in 2021. Pursuant to the requirements of the

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

Balanced Budget and Emergency Deficit Control Act of 1985, refundable AMT credits will be subject to sequestration, which is currently 6.2% for refunds after 2019. Furthermore, during the first quarter of 2018, the Internal Revenue Service confirmed that sequestration would apply to refundable AMT credits under the Act. We reclassified our credits to a receivable and recorded a charge of $1 million to account for the sequestration reduction. The reclassification and provision for sequestration are adjustments to provisional estimates of the tax effects of the Act.

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
Foreign — we are no longer subject to foreign tax examinations by tax authorities for tax years before 2010 in Canada and 2013 in Brazil, Mexico and the U.K., which are our major foreign tax jurisdictions.

At September 30, 2018 and December 31, 2017, the total amount of gross unrecognized tax benefits (including interest and penalties, excluding the federal benefit on state issues) was $64 million and $68 million, respectively. During the first quarter of 2018, we determined that reserves for certain uncertain tax positions should have been reversed in prior periods when the statutes of limitations expired. As the amounts were not material to our consolidated financial statements in any individual period, and the cumulative amount is not material to 2018 results, we recognized in total a $3 million benefit in our provision for income taxes related to this reversal in the first quarter. In the third quarter of 2018, we recorded an additional $1 million benefit to our provision.

Effective Tax Rate

Our effective income tax rates from continuing operations for the third quarter of 2018 and the nine months ended September 30, 2018, were 22.9% and 36.4%, respectively, compared with 37.5% in the third quarter and 36.9% in the nine months ended September 30, 2017. The effective income tax rate for the third quarter of 2018 reflects a lower federal tax rate due to the Act and a $2 million tax benefit, recorded on a discrete basis, resulting from a state tax law change. The effective income tax rate for the nine months ended September 30, 2018, reflects a lower federal tax rate due to the Act offset by an additional tax provision recorded to adjust the provisional estimate for the one-time transition tax.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

9. DEBT

	Weighted-Average Interest Rate
	September 30, 2018	December 31, 2017	Maturities	September 30, 2018	December 31, 2017
				(In thousands)
Short-term debt and current portion of long-term debt:
Short-term debt	—%	1.79%		$—	35,509
Current portion of long-term debt				859,530	790,560
Total short-term debt and current portion of long-term debt				859,530	826,069
Long-term debt:
U.S. commercial paper (1)	2.30%	1.56%	2023	410,273	570,218
Canadian commercial paper (1)	1.83%	—%	2023	94,427	—
Global revolving credit facility	3.34%	2.80%	2023	3,250	17,328
Unsecured U.S. notes — Medium-term notes (1)	3.09%	2.73%	2018-2025	4,863,427	4,014,091
Unsecured U.S. obligations	3.21%	2.79%	2019	50,000	50,000
Unsecured foreign obligations	1.61%	1.50%	2020-2021	222,489	230,380
Asset-backed U.S. obligations (2)	2.34%	1.85%	2018-2025	657,819	491,899
Capital lease obligations	3.57%	3.53%	2018-2023	15,019	20,871
Total before fair market value adjustment				6,316,704	5,394,787
Fair market value adjustment on notes subject to hedging (3)				(16,126)	(7,192)
Debt issuance costs				(17,468)	(13,453)
				6,283,110	5,374,142
Current portion of long-term debt				(859,530)	(790,560)
Long-term debt				5,423,580	4,583,582
Total debt				$6,283,110	5,409,651
 ————————————

(1)	Amounts are net of unamortized original issue discounts of $7 million and $6 million at September 30, 2018 and December 31, 2017.

(2)	Asset-backed U.S. obligations are related to financing transactions involving revenue earning equipment.

(3)	The notional amount of the executed interest rate swaps designated as fair value hedges was $825 million at September 30, 2018 and December 31, 2017.

We maintain a $1.4 billion global revolving credit facility with a syndicate of twelve lending institutions led by Bank of America N.A., MUFG Bank, Ltd., BNP Paribas, Mizuho Bank, Ltd., Royal Bank of Canada, Lloyds Bank Plc, U.S. Bank N.A. and Wells Fargo Bank, N.A. The credit facility size increased from $1.2 billion to $1.4 billion during the third quarter of 2018. The facility expires in September 2023. The agreement provides for annual facility fees that range from 7.5 basis points to 20 basis points based on Ryder's long-term credit ratings. The annual facility fee is currently 10 basis points, which applies to the total facility size of $1.4 billion.

The credit facility is primarily used to finance working capital but can also be used to issue up to $75 million in letters of credit (there were no letters of credit outstanding against the facility at September 30, 2018). At our option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. The credit facility contains no provisions limiting its availability in the event of a material adverse change to Ryder’s business operations; however, the credit facility does contain standard representations and warranties, events of default, cross-default provisions and certain affirmative and negative covenants.

In order to maintain availability of funding, we must maintain a ratio of debt to consolidated net worth of less than or equal to 300%. Net worth, as defined in the credit facility, represents shareholders' equity excluding any accumulated other comprehensive income or loss associated with our pension and other postretirement plans. The ratio at September 30, 2018 was 177%. At September 30, 2018, there was $892 million available under the credit facility.

Our global revolving credit facility enables us to refinance short-term obligations on a long-term basis. Short-term commercial paper obligations not required for working capital needs are classified as long-term as we have both the intent and

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

ability to refinance on a long-term basis. In addition, we have the intent and ability to refinance the current portion of certain long-term debt on a long-term basis. At September 30, 2018, we classified $505 million of short-term commercial paper, $550 million of the current portion of long-term debt and $50 million of short-term debt as long-term debt. At December 31, 2017, we classified $570 million of short-term commercial paper and $16 million of the current portion of long-term debt as long-term debt.

In August 2018, we issued $300 million of unsecured medium-term notes maturing in June 2021. In June 2018, we issued $450 million of unsecured medium-term notes maturing in June 2023. In February 2018, we issued $450 million of unsecured medium-term notes maturing in March 2023. The proceeds from these notes were used to pay off maturing debt and for general corporate purposes. If these notes are downgraded below investment grade following, and as a result of, a change in control, the note holders can require us to repurchase all or a portion of the notes at a purchase price equal to 101% of principal value plus accrued and unpaid interest.

In July and June 2018, we received $125 million and $100 million, respectively, from financing transactions backed by a portion of our revenue earning equipment. The proceeds from these transactions were used for general corporate purposes. We have provided end of term guarantees for the residual value of the revenue earning equipment in these transactions. The transaction proceeds, along with the end of term residual value guarantees, have been included within "asset-backed U.S. obligations" in the preceding table.

We have a trade receivables purchase and sale program, pursuant to which we sell certain of our domestic trade accounts receivable to a bankruptcy remote, consolidated subsidiary of Ryder, that in turn sells, on a revolving basis, an ownership interest in certain of these accounts receivable to a committed purchaser. The subsidiary is considered a VIE and is consolidated based on our control of the entity’s activities. We use this program to provide additional liquidity to fund our operations, particularly when it is cost effective to do so. The costs under the program may vary based on changes in interest rates. The available proceeds that may be received under the program are limited to $225 million. The program was renewed in June 2018. If no event occurs which causes early termination, the 364-day program will expire on June 12, 2019. The program contains provisions restricting its availability in the event of a material adverse change to our business operations or the collectibility of the collateralized receivables. Sales of receivables under this program are accounted for as secured borrowings based on our continuing involvement in the transferred assets. No amounts were outstanding under the program at September 30, 2018 or December 31, 2017.

At September 30, 2018 and December 31, 2017, we had letters of credit and surety bonds outstanding totaling $347 million and $350 million, respectively, which primarily guarantee the payment of insurance claims.

The fair value of total debt (excluding capital lease and asset-backed U.S. obligations) at September 30, 2018 and December 31, 2017 was approximately $5.60 billion and $4.95 billion, respectively. For publicly-traded debt, estimates of fair value were based on market prices. For other debt, fair value was estimated based on a model-driven approach using rates currently available to us for debt with similar terms and remaining maturities. The fair value measurements of our publicly-traded debt and other debt were classified within Level 2 of the fair value hierarchy. The carrying amounts reported in the Consolidated Condensed Balance Sheets for “Cash and cash equivalents,” “Receivables, net” and “Accounts payable” approximate fair value because of the immediate or short-term maturities of these financial instruments.

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

As of September 30, 2018, we had interest rate swaps outstanding that are designated as fair value hedges for certain debt obligations, with a total notional value of $825 million and maturities through 2022. Interest rate swaps are measured at fair value on a recurring basis using Level 2 fair value inputs. The fair value of these interest rate swaps was a liability of $16 million and $7 million as of September 30, 2018 and December 31, 2017, respectively. The amounts are presented in "Accrued expenses and other current liabilities" and "Other non-current liabilities" in our Consolidated Condensed Balance Sheets. Changes in the fair value of our interest rate swaps were offset by changes in the fair value of the hedged debt instruments. Accordingly, there was no ineffectiveness related to the interest rate swaps.

As of September 30, 2018, we had an interest rate swap outstanding that was designated as a cash flow hedge for a certain debt obligation, with a total notional value of $15 million and maturity through 2021. The interest rate swap is measured at fair value on a recurring basis using Level 2 fair value inputs. The fair value of this interest rate swap was not material as of September 30, 2018. The amounts are presented in "Other non-current liabilities" in our Consolidated Condensed Balance Sheets. The effective portion of the change in the fair value of the hedging instrument is reported in other comprehensive income. The amounts accumulated in other comprehensive income are reclassified to earnings when the related interest payments affect earnings. There was no ineffectiveness related to the interest rate swap.

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

During the nine months ended September 30, 2018 and September 30, 2017, we repurchased approximately 369,000 shares for $28 million and 933,000 shares for $66 million, respectively.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

12. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following summary sets forth the components of accumulated other comprehensive loss, net of tax:

	Currency Translation Adjustments and Other	Net Actuarial Loss (1)	Prior Service (Cost)/ Credit (1)	Accumulated Other Comprehensive Loss
	(In thousands)
December 31, 2017	$(140,438)	(560,153)	(6,910)	(707,501)
Amortization	—	15,784	238	16,022
Other current period change	(23,198)	(903)	—	(24,101)
Adoption of new accounting standard (2)	—	(98,987)	(1,580)	(100,567)
September 30, 2018	$(163,636)	(644,259)	(8,252)	(816,147)

	Currency Translation Adjustments and Other	Net Actuarial Loss (1)	Prior Service Credit (1)	Accumulated Other Comprehensive Loss
	(In thousands)
December 31, 2016	$(206,610)	(620,292)	(7,130)	(834,032)
Amortization	—	15,252	165	15,417
Other current period change	70,991	810	—	71,801
September 30, 2017	$(135,619)	(604,230)	(6,965)	(746,814)
_______________________

(1)	These amounts are included in the computation of net pension expense. See Note 15, "Employee Benefit Plans," for additional information.

(2)	Refer to Note 2, "Recent Accounting Pronouncements" for additional information.

The loss from currency translation adjustments in the nine months ended September 30, 2018 of $23 million was primarily due to the weakening of the British Pound and Canadian Dollar against the U.S. Dollar. The gain from currency translation adjustments in the nine months ended September 30, 2017 of $71 million was primarily due to the strengthening of the British Pound and the Canadian Dollar against the U.S. Dollar.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

13. EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per common share from continuing operations:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(In thousands, except per share amounts)
Earnings per share — Basic:
Earnings from continuing operations	$89,511	59,040	$166,962	148,971
Less: Earnings allocated to unvested stock	(326)	(223)	(601)	(538)
Earnings from continuing operations available to common shareholders — Basic	$89,185	58,817	$166,361	148,433

Weighted average common shares outstanding — Basic	52,397	52,405	52,391	52,671

Earnings from continuing operations per common share — Basic	$1.70	1.12	$3.18	2.82

Earnings per share — Diluted:
Earnings from continuing operations	$89,511	59,040	$166,962	148,971
Less: Earnings allocated to unvested stock	(326)	(223)	(601)	(538)
Earnings from continuing operations available to common shareholders — Diluted	$89,185	58,817	$166,361	148,433

Weighted average common shares outstanding — Basic	52,397	52,405	52,391	52,671
Effect of dilutive equity awards	373	371	349	356
Weighted average common shares outstanding — Diluted	52,770	52,776	52,740	53,027

Earnings from continuing operations per common share — Diluted	$1.69	1.12	$3.15	2.80

Anti-dilutive equity awards not included above	1,197	843	1,230	889

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

The following table provides information on share-based compensation expense and income tax benefits recognized during the periods:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(In thousands)
Stock option and stock purchase plans	$1,917	1,953	$5,688	5,811
Unvested stock	5,262	2,618	13,143	8,823
Share-based compensation expense	7,179	4,571	18,831	14,634
Income tax benefit	(1,388)	(1,608)	(3,617)	(5,090)
Share-based compensation expense, net of tax	$5,791	2,963	$15,214	9,544

The compensation expense associated with cash awards was not material for the three and nine months ended September 30, 2018 and 2017.

Total unrecognized pre-tax compensation expense related to all share-based compensation arrangements at September 30, 2018, was $35 million and is expected to be recognized over a weighted-average period of 1.9 years.

The following table is a summary of the awards granted under the Plans during the periods presented:

	Nine months ended September 30,
	2018	2017
	(Shares in thousands)
Stock options	347	465
Market-based restricted stock rights	—	46
Performance-based restricted stock rights	200	79
Time-vested restricted stock rights	167	110
Total	714	700

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

15. EMPLOYEE BENEFIT PLANS

Components of net pension expense were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(In thousands)
Pension Benefits
Company-administered plans:
Service cost	$3,074	3,165	$9,370	9,431
Interest cost	19,425	21,609	58,275	64,524
Expected return on plan assets	(25,187)	(22,822)	(76,086)	(68,012)
Amortization of:
Net actuarial loss	7,130	8,336	21,416	24,863
Prior service cost	145	133	434	399
	4,587	10,421	13,409	31,205
Union-administered plans	2,469	7,873	7,339	12,996
Net pension expense	$7,056	18,294	$20,748	44,201

Company-administered plans:
U.S.	$7,011	10,929	$21,033	32,787
Non-U.S.	(2,424)	(508)	(7,624)	(1,582)
	4,587	10,421	13,409	31,205
Union-administered plans	2,469	7,873	7,339	12,996
Net pension expense	$7,056	18,294	$20,748	44,201

During the nine months ended September 30, 2018, we contributed $23 million to our pension plans. In 2018, the expected total contributions to our pension plans are approximately $27 million. We also maintain other postretirement benefit plans that are not reflected in the above table. The amount of postretirement benefit expense was not material for the three and nine months ended September 30, 2018.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

16. OTHER ITEMS IMPACTING COMPARABILITY

Our primary measure of segment performance as shown in Note 19, "Segment Reporting," excludes certain items we do not believe are representative of the ongoing operations of the segment. Excluding these items from our segment measure of performance allows for better year over year comparison:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(In thousands)
Restructuring and other, net	$313	4,255	$4,209	1,681
Goodwill impairment (1)	—	—	15,513	—
Pension settlement charge	—	5,454	—	5,454
Operating tax adjustment	—	—	—	2,205
Restructuring and other items, net	$313	9,709	$19,722	9,340
————————————

(1)	Refer to Note 6, "Goodwill ," for additional information.

During the three and nine months ended September 30, 2018 and 2017, the below items were recorded in "Restructuring and other, net":

•
In the second quarter of 2018, we committed to a plan to shutdown our Singapore business operations and recognized employee termination costs of $0.6 million in third quarter of 2018 and $3 million in the nine months ended September 30, 2018. We expect to incur additional restructuring charges related to exiting Singapore business operations, but we do not expect these charges to be material to our financial statements.

•
We recorded restructuring credits of $2 million in the third quarter of 2018 and $4 million in the nine months ended September 30, 2018, related to gains on the sale of certain U.K. facilities that were closed as part of our December 2017 restructuring activities.

•
During the third quarter and in the nine months ended September 30, 2018, we recorded acquisition transaction costs of $0.4 million and $3 million, respectively, related to the acquisitions of MXD and Metro.

•
During the third quarter and in the nine months ended September 30, 2018, we recorded $1 million and $3 million, respectively, of restructuring and other, net primarily related to professional fees and adjustments to the restructuring accrual recorded as of December 31, 2017.

•
During the third quarter of 2017, we incurred charges of $4 million related to professional fees associated with a cost-savings program. During the second quarter of 2017, we realized restructuring credits of $3 million related to the gains on sale of certain U.K. facilities that were closed as part of our December 2016 restructuring activities.

During the third quarter of 2017, we recorded a pension settlement charge of $5 million for the exit from a U.S. multi-employer pension plan. This charge was recorded within "Selling, general and administrative expenses” in our Consolidated Condensed Statement of Earnings and is included in the Union-administered plans expense.

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

18. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information was as follows:

	Nine months ended September 30,
	2018	2017
	(In thousands)
Interest paid	$116,506	99,889
Income taxes paid	20,181	10,596
Changes in accounts payable related to purchases of revenue earning equipment	(96,161)	(63,184)
Operating and revenue earning equipment acquired under capital leases	2,134	6,209
Changes in restricted cash	(2,110)	(1,694)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Condensed Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Condensed Statements of Cash Flows.

	September 30, 2018	December 31, 2017
	(In thousands)
Cash and cash equivalents	$60,688	$78,348
Restricted cash included in prepaid expenses and other current assets	2,564	4,674
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$63,252	$83,022

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

Our primary measurement of segment financial performance, defined as segment “Earnings Before Tax” (EBT) from continuing operations, includes an allocation of Central Support Services (CSS) and excludes non-operating pension costs and the restructuring and other items, net discussed in Note 16, "Other Items Impacting Comparability." CSS represents those costs incurred to support all business segments, including human resources, finance and procurement, corporate services, public affairs, information technology, health and safety, legal, marketing and corporate communications. The objective of the EBT measurement is to provide clarity on the profitability of each segment and, ultimately, to hold leadership of each segment accountable for their allocated share of CSS costs. Certain costs are considered to be overhead not attributable to any segment and remain unallocated in CSS. Included among the unallocated overhead remaining within CSS are the costs for investor relations, public affairs and certain executive compensation. CSS costs attributable to the business segments are predominantly allocated to FMS, DTS and SCS as follows:

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

The following tables set forth financial information for each of our segments and provide a reconciliation between segment EBT and earnings from continuing operations before income taxes for the three and nine months ended September 30, 2018 and 2017. Segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented. Prior period segment EBT amounts have been reclassified to conform to the current period presentation. These reclassifications were immaterial to the financial statements taken as a whole.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

	FMS	DTS	SCS	Eliminations	Total
	(In thousands)
For the three months ended September 30, 2018
Revenue from external customers	$1,188,913	340,604	628,544	—	2,158,061
Inter-segment revenue	147,635	—	—	(147,635)	—
Total revenue	$1,336,548	340,604	628,544	(147,635)	2,158,061

Segment EBT	$95,153	13,929	37,365	(16,063)	130,384
Unallocated CSS					(12,770)
Non-operating pension costs (1)					(1,161)
Restructuring and other items, net (2)					(313)
Earnings from continuing operations before income taxes					$116,140

Segment capital expenditures paid (3)	$769,426	473	2,652	—	772,551
Unallocated CSS capital expenditures paid					6,154
Capital expenditures paid					$778,705

For the three months ended September 30, 2017
Revenue from external customers	$1,080,190	272,201	488,506	—	1,840,897
Inter-segment revenue	115,607	—	—	(115,607)	—
Total revenue	$1,195,797	272,201	488,506	(115,607)	1,840,897

Segment EBT	$100,803	13,734	22,093	(14,464)	122,166
Unallocated CSS					(11,007)
Non-operating pension costs (1)					(6,958)
Restructuring and other items, net (2)					(9,709)
Earnings from continuing operations before income taxes					$94,492

Segment capital expenditures paid (3)	$431,093	1,878	16,705	—	449,676
Unallocated CSS capital expenditures paid					7,917
Capital expenditures paid					$457,593
————————————

(1)	Non-operating pension costs include the amortization of net actuarial loss and prior service costs, interest costs and expected return on plan assets.

(2)	See Note 16, "Other Items Impacting Comparability," for additional information.

(3)	Excludes revenue earning equipment acquired under capital leases.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

	FMS	DTS	SCS	Eliminations	Total
	(In thousands)
For the nine months ended September 30, 2018
Revenue from external customers	$3,452,895	970,196	1,727,775	—	6,150,866
Inter-segment revenue	421,685	—	—	(421,685)	—
Total revenue	$3,874,580	970,196	1,727,775	(421,685)	6,150,866

Segment EBT	217,851	45,433	101,283	(44,644)	319,923

Unallocated CSS					(34,437)
Non-operating pension costs (1)					(3,241)
Restructuring and other items, net (2)					(19,722)
Earnings from continuing operations before income taxes					$262,523

Segment capital expenditures paid (3)(4)	$2,150,490	1,115	31,268	—	2,182,873
Unallocated CSS capital expenditures paid					17,133
Capital expenditures paid					$2,200,006

For the nine months ended September 30, 2017
Revenue from external customers	$3,148,808	811,277	1,405,823	—	5,365,908
Inter-segment revenue	343,038	—	—	(343,038)	—
Total revenue	$3,491,846	811,277	1,405,823	(343,038)	5,365,908

Segment EBT	$221,200	39,834	76,188	(38,053)	299,169
Unallocated CSS					(32,986)
Non-operating pension costs (1)					(20,875)
Restructuring and other items, net (2)					(9,340)
Earnings from continuing operations before income taxes					$235,968

Segment capital expenditures paid (3)	$1,255,789	2,989	34,839	—	1,293,617
Unallocated CSS capital expenditures paid					19,228
Capital expenditures paid					$1,312,845

————————————

(1)	Non-operating pension costs include the amortization of net actuarial loss and prior service costs, interest costs and expected return on plan assets.

(2)	See Note 16, Other Items Impacting Comparability," for additional information.

(3)	Excludes revenue earning equipment acquired under capital leases.

(4)	Excludes acquisition payments of $35 million during the nine months ended September 30, 2018.

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

In addition, our results of operations and financial condition are influenced by a number of factors including, but not limited to: rental demand, used vehicle sales pricing, maintenance costs, customer contracting activity and retention, depreciation policy changes, currency exchange rate fluctuations, customer preferences, inflation, fuel and energy prices, general economic conditions, insurance costs, interest rates, labor costs, unemployment, tax rates, changes in accounting or regulatory requirements and cybersecurity attacks.

This MD&A includes certain non-GAAP financial measures.  Please refer to the “Non-GAAP Financial Measures” section of this MD&A for information on the non-GAAP measures included in the MD&A, reconciliations to the most comparable GAAP financial measure and the reasons why we believe each measure is useful to investors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Operating results were as follows:

	Three months ended September 30,		Nine months ended September 30,		Change 2018/2017
	2018	2017	2018	2017	Three Months	Nine Months
	(In thousands, except per share amounts)
Total revenue	$2,158,061	1,840,897	$6,150,866	5,365,908	17%	15%
Operating revenue (1)	1,717,168	1,525,405	4,899,221	4,453,768	13%	10%

EBT	$116,140	94,492	$262,523	235,968	23%	11%
Comparable EBT (2)	117,614	111,159	285,486	266,183	6%	7%
Earnings from continuing operations	89,511	59,040	166,962	148,971	52%	12%
Comparable earnings from continuing operations (2)	86,758	70,947	209,955	168,515	22%	25%
Net earnings	88,751	58,750	164,514	148,024	51%	11%

Earnings per common share (EPS) — Diluted
Continuing operations	$1.69	1.12	$3.15	2.80	51%	13%
Comparable (2)	1.64	1.34	3.97	3.17	22%	25%
Net earnings	1.68	1.11	3.11	2.78	51%	12%
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

Total revenue and operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation) increased 17% and 13%, respectively, in the third quarter of 2018. For the nine months ended September 30, 2018, total revenue increased 15% and operating revenue increased 10%. Total and operating revenue increased in both periods due to new business and higher volumes in all segments. SCS total and operating revenue growth also reflects the second quarter acquisition of MXD. Total revenue also grew in both periods from higher fuel costs passed through to customers.

EBT increased 23% and 11% in the third quarter and nine months ended September 30, 2018, respectively, reflecting higher operating results in the SCS segment, lower pension expense, a $5 million pension settlement charge incurred in the prior year and lower professional fees, partially offset by higher depreciation due to residual value changes implemented January 1, 2018. The increase in the nine months ended September 30, 2018, was also partially offset by a first quarter goodwill impairment charge of $16 million associated with our FMS Europe reporting unit.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

CONSOLIDATED RESULTS

Lease and Rental

	Three months ended September 30,		Nine months ended September 30,		Change 2018/2017
	2018	2017	2018	2017	Three months	Nine months
	(Dollars in thousands)
Lease and rental revenues	$895,167	823,197	$2,577,444	2,387,801	9%	8%
Cost of lease and rental	649,407	588,626	1,904,973	1,745,777	10%	9%
Gross margin	245,760	234,571	672,471	642,024	5%	5%
Gross margin %	27%	28%	26%	27%

Lease and rental revenues represent revenues from our ChoiceLease and commercial rental product offerings within our FMS segment. Revenues increased 9% to $895 million in the third quarter and 8% to $2.58 billion in the nine months ended September 30, 2018, driven by stronger commercial rental demand, ChoiceLease fleet growth and higher pricing on lease replacement and rental vehicles.

Cost of lease and rental represents the direct costs related to lease and rental revenues. These costs consist of depreciation of revenue earning equipment, maintenance costs (primarily repair parts and labor), and other costs such as licenses, insurance and operating taxes. Cost of lease and rental excludes interest costs from vehicle financing. Cost of lease and rental increased 10% in the third quarter and 9% in the nine months ended September 30, 2018, primarily due to higher depreciation and maintenance costs from larger average lease and rental fleets (5% and 13% higher in the third quarter, respectively). Cost of lease and rental also increased by $13 million in the third quarter and $33 million in the nine months ended September 30, 2018, due to higher depreciation as a result of changes in estimated residual values effective January 1, 2018, as well as accelerated depreciation.

Lease and rental gross margin increased 5% in both the third quarter and in the nine months ended September 30, 2018. Lease and rental gross margin as a percentage of revenue decreased to 27% in the third quarter and 26% in the nine months ended September 30, 2018. The increase in gross margin dollars in the third quarter and year-to-date was primarily due to increased commercial rental utilization, reflecting stronger demand and lease fleet growth, partially offset by higher depreciation due to residual value changes as well as accelerated depreciation and higher maintenance costs on certain older model vehicles. The decrease in gross margin as a percentage of revenue in both periods reflects higher depreciation from changes in estimated residual values as well as accelerated depreciation and higher maintenance costs from certain older model vehicles. These impacts were partially offset by higher commercial rental utilization.

Services

	Three months ended September 30,		Nine months ended September 30,		Change 2018/2017
	2018	2017	2018	2017	Three months	Nine months
	(Dollars in thousands)
Services revenue	$1,106,107	888,613	$3,106,575	2,595,141	24%	20%
Cost of services	945,851	753,838	2,639,137	2,186,316	25%	21%
Gross margin	160,256	134,775	467,438	408,825	19%	14%
Gross margin %	14%	15%	15%	16%

Services revenue represents all the revenues associated with our DTS and SCS segments, as well as SelectCare and fleet support services associated with our FMS segment. Services revenue increased 24% in the third quarter and increased 20% in the nine months ended September 30, 2018. The increase in the third quarter was largely driven by increased volumes and new business in SCS and DTS. The increase year-to-date was largely driven by new business and increased volumes in SCS and DTS. The increase in both periods also reflects the second quarter acquisition of MXD in SCS, increased volumes in SelectCare in the FMS segment and higher pricing in SCS. Services revenue also benefited from higher fuel prices passed through to our DTS and SCS customers.

Cost of services represents the direct costs related to services revenue and is primarily comprised of salaries and employee-related costs, subcontracted transportation (purchased transportation from third parties), fuel, vehicle liability costs and

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

maintenance costs. Cost of services increased 25% in the third quarter of 2018 and 21% in the nine months ended September 30, 2018, due to higher volumes and higher fuel costs in SCS and DTS, as well as higher costs incurred during the start-up phase of a new customer in DTS.
Services gross margin increased 19% in the third quarter and increased 14% in the nine months ended September 30, 2018. Service gross margin as a percentage of revenue decreased to 14% in the third quarter and decreased to 15% in the nine months ended September 30, 2018. The increase in gross margin dollars reflects revenue growth. The decrease in gross margin as a percentage of revenue in the third quarter and the nine months ended September 30, 2018, primarily reflects higher fuel costs passed through to customers and a change in the mix of business.

Fuel

	Three months ended September 30,		Nine months ended September 30,		Change 2018/2017
	2018	2017	2018	2017	Three months	Nine months
	(Dollars in thousands)
Fuel services revenue	$156,787	129,087	$466,847	382,966	21%	22%
Cost of fuel services	153,420	124,562	455,874	372,016	23%	23%
Gross margin	3,367	4,525	10,973	10,950	(26)%	—%
Gross margin %	2%	4%	2%	3%

Fuel services revenue represents fuel services provided to our FMS customers. Fuel services revenue increased 21% in the third quarter and increased 22% in the nine months ended September 30, 2018, due to higher fuel costs passed through to customers.

Cost of fuel services includes the direct costs associated with providing our customers with fuel. These costs include fuel, salaries and employee-related costs of fuel island attendants and depreciation of our fueling facilities and equipment. Cost of fuel services increased 23% in the third quarter and in the nine months ended September 30, 2018, as a result of higher fuel costs.

Fuel services gross margin decreased 26% in the third quarter and remained at $11 million in the nine months ended September 30, 2018. Fuel services gross margin as a percentage of revenue decreased to 2% in both the third quarter of 2018 and in the nine months ended September 30, 2018. Fuel is largely a pass-through to customers for which we realize minimal changes in margin during periods of steady market fuel prices. However, fuel services margin is impacted by sudden increases or decreases in market fuel prices during a short period of time, as customer pricing for fuel is established based on trailing market fuel costs. Fuel services gross margin in the third quarter of 2018 was negatively impacted by these price change dynamics as fuel prices fluctuated during the period.

	Three months ended September 30,		Nine months ended September 30,		Change 2018/2017
	2018	2017	2018	2017	Three months	Nine months
	(Dollars in thousands)
Other operating expenses	$30,344	28,445	$94,760	87,122	7%	9%

Other operating expenses include costs related to our owned and leased facilities within the FMS segment, such as facility depreciation, rent, purchased insurance, utilities and taxes. These facilities are utilized to provide maintenance to our ChoiceLease, commercial rental, and SelectCare customers. Other operating expenses increased 7% in the third quarter of 2018, due to higher facility maintenance costs, and to a lesser extent, higher FMS facilities costs due to growth. Other operating expenses also increased in the nine months ended September 30, 2018, due to weather-related utility costs for FMS facilities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

	Three months ended September 30,		Nine months ended September 30,		Change 2018/2017
	2018	2017	2018	2017	Three months	Nine months
	(Dollars in thousands)
Selling, general and administrative expenses (SG&A)	$215,506	212,249	$637,282	614,809	2%	4%
Percentage of total revenue	10%	12%	10%	11%

SG&A expenses increased 2% in the third quarter and 4% in the nine months ended September 30, 2018, due to higher compensation-related expenses, partially offset by the benefit from cost savings initiatives implemented during 2018. SG&A expenses as a percentage of total revenue decreased to 10% in the third quarter and year-to-date, which primarily reflects the benefit from cost savings initiatives.

	Three months ended September 30,		Nine months ended September 30,		Change 2018/2017
	2018	2017	2018	2017	Three months	Nine months
	(Dollars in thousands)
Non-operating pension costs	$1,161	6,958	$3,241	20,875	(83)%	(84)%

Non-operating pension costs includes the components of our net periodic benefit cost other than service cost. These components include interest cost, expected return on plan assets, amortization of actuarial loss and prior service cost. Non- operating pension costs decreased $6 million in the third quarter and $18 million in the nine months ended September 30, 2018, due to the benefit of favorable asset returns in 2017 and lower interest rates.

	Three months ended September 30,		Nine months ended September 30,		Change 2018/2017
	2018	2017	2018	2017	Three months	Nine months
	(Dollars in thousands)
Used vehicle sales, net	$(3,012)	2,727	$(16,434)	(11,815)	NM	39%

Used vehicle sales, net includes gains from sales of used vehicles, selling costs associated with used vehicles and write-downs of vehicles to fair market values. Used vehicle sales, net decreased to a $3 million loss in the third quarter of 2018, due to lower units sold and higher inventory valuation adjustments due to more challenging prior year comparisons. Used vehicle sales, net decreased to a $16 million loss in the nine months ended September 30, 2018, primarily due to lower gains from sales of used vehicles due to the mix and volume of units sold in the current year, partially offset by lower inventory valuation adjustments year-to-date.

Global average proceeds per unit in the third quarter and in the nine months ended September 30, 2018, increased for both tractors and trucks primarily due to a higher mix of retail sales, as well as lower average age of vehicles sold and improved market pricing. The following table presents the used vehicle pricing changes for the third quarter of 2018 and in the nine months ended September 30, 2018 compared with the prior year:

	Proceeds per unit change 2018/2017
	Three months	Nine months

Tractors	22%	10%
Trucks	15%	9%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

	Three months ended September 30,		Nine months ended September 30,		Change 2018/2017
	2018	2017	2018	2017	Three months	Nine months
	(Dollars in thousands)
Interest expense	$47,379	34,854	$127,529	104,591	36%	22%
Effective interest rate	3.1%	2.6%	2.9%	2.6%

Interest expense increased 36% in the third quarter of 2018 and 22% in the nine months ended September 30, 2018, reflecting a higher effective interest rate and higher average outstanding debt. The higher effective interest rate in 2018 reflects the impact of a rising interest rate environment. The increase in average outstanding debt reflects higher planned vehicle capital spending as well as acquisitions.

	Three months ended September 30,		Nine months ended September 30,		Change 2018/2017
	2018	2017	2018	2017	Three months	Nine months
	(Dollars in thousands)
Miscellaneous income, net	$4,472	4,655	$10,609	15,062	(4)%	(30)%

Miscellaneous income, net consists of investment income on securities used to fund certain benefit plans, interest income, gains from sales of operating property, foreign currency transaction losses and other non-operating items. Miscellaneous income, net slightly decreased in the third quarter of 2018. The decrease in the nine months ended September 30, 2018, is primarily driven by gains on sales of properties in the prior year of $4 million.

	Three months ended September 30,		Nine months ended September 30,		Change 2018/2017
	2018	2017	2018	2017	Three months	Nine months
	(Dollars in thousands)
Restructuring and other charges, net	$313	4,255	$19,722	1,681	NM	NM

Refer to Note 16, "Other Items Impacting Comparability," in the Notes to the Consolidated Condensed Financial Statements for a discussion of restructuring charges and fees, net.

	Three months ended September 30,		Nine months ended September 30,		Change 2018/2017
	2018	2017	2018	2017	Three months	Nine months
	(Dollars in thousands)
Provision for income taxes	$26,629	35,452	$95,561	86,997	(25)%	10%
Effective tax rate from continuing operations	22.9%	37.5%	36.4%	36.9%

Provision for income taxes decreased 25% in the third quarter, reflecting a lower federal tax rate due to Tax Reform, as well as a $2 million tax benefit resulting from a state tax law change, partially offset by higher earnings. Provision for income taxes increased 10% in the nine months ended September 30, 2018, primarily reflecting a second quarter additional tax provision recorded to adjust the provisional estimate for the one-time transition tax, as well as higher earnings, partially offset by a lower federal tax rate due to Tax Reform.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

OPERATING RESULTS BY SEGMENT

	Three months ended September 30,		Nine months ended September 30,		Change 2018/2017
	2018	2017	2018	2017	Three months	Nine months
	(Dollars in thousands)
Total Revenue:
Fleet Management Solutions	$1,336,548	1,195,797	$3,874,580	3,491,846	12%	11%
Dedicated Transportation Solutions	340,604	272,201	970,196	811,277	25	20
Supply Chain Solutions	628,544	488,506	1,727,775	1,405,823	29	23
Eliminations	(147,635)	(115,607)	(421,685)	(343,038)	28	23
Total	$2,158,061	1,840,897	$6,150,866	5,365,908	17%	15%
Operating Revenue: (1)
Fleet Management Solutions	$1,122,014	1,026,010	$3,241,009	2,986,791	9%	9%
Dedicated Transportation Solutions	222,245	197,917	637,483	591,045	12	8
Supply Chain Solutions	462,796	376,382	1,275,690	1,096,900	23	16
Eliminations	(89,887)	(74,904)	(254,961)	(220,968)	20	15
Total	$1,717,168	1,525,405	$4,899,221	4,453,768	13%	10%
EBT:
Fleet Management Solutions	$95,153	100,803	$217,851	221,200	(6)%	(2)%
Dedicated Transportation Solutions	13,929	13,734	45,433	39,834	1	14
Supply Chain Solutions	37,365	22,093	101,283	76,188	69	33
Eliminations	(16,063)	(14,464)	(44,644)	(38,053)	11	17
	130,384	122,166	319,923	299,169	7	7
Unallocated Central Support Services	(12,770)	(11,007)	(34,437)	(32,986)	16	4
Non-operating pension costs	(1,161)	(6,958)	(3,241)	(20,875)	NM	NM
Restructuring and other items, net	(313)	(9,709)	(19,722)	(9,340)	NM	NM
Earnings from continuing operations before income taxes	$116,140	94,492	$262,523	235,968	23%	11%
  ————————————

(1)
Non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section of this MD&A for a reconciliation of total revenue to operating revenue, and segment total revenue to segment operating revenue for FMS, DTS and SCS, as well as the reasons why management believes these measures are important to investors.

As part of management’s evaluation of segment operating performance, we define the primary measurement of our segment financial performance as “Earnings Before Taxes” (EBT) from continuing operations, which includes an allocation of Central Support Services (CSS), and excludes non-operating pension costs and restructuring and other items, net discussed in Note 16, "Other Items Impacting Comparability," in the Notes to Consolidated Condensed Financial Statements. CSS represents those costs incurred to support all segments, including human resources, finance and procurement, corporate services and public affairs, information technology, health and safety, legal, marketing and corporate communications.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table sets forth equipment contribution included in EBT for our segments:

	Three months ended September 30,		Nine months ended September 30,		Change 2018/2017
	2018	2017	2018	2017	Three months	Nine months
	(Dollars in thousands)
Equipment Contribution:
Dedicated Transportation Solutions	$8,940	8,320	$25,349	22,532	7%	13%
Supply Chain Solutions	7,123	6,144	19,295	15,521	16	24
Total (1)	$16,063	14,464	$44,644	38,053	11%	17%
———————————

(1)	Total amount is included in FMS EBT.

The increase in DTS and SCS equipment contribution for the three and nine months ended September 30, 2018, is primarily driven by higher volumes and pricing.

Items excluded from our segment EBT measure and their classification within our Consolidated Condensed Statements of Earnings follow:

		Three months ended September 30,		Nine months ended September 30,
Description	Classification	2018	2017	2018	2017
		(In thousands)
Non-operating pension costs (1)	Non-operating pension costs	$(1,161)	(6,958)	$(3,241)	(20,875)
Restructuring and other, net (2)	Restructuring and other charges, net	(313)	(4,255)	(4,209)	(1,681)
Goodwill impairment (2)	Restructuring and other charges, net	—	—	(15,513)	—
Pension settlement charge (2)	SG&A	—	(5,454)	—	(5,454)
Operating tax adjustment (2)	SG&A	—	—	—	(2,205)
		$(1,474)	(16,667)	$(22,963)	(30,215)
———————————

(1)	See Note 19, "Segment Reporting," in the Notes to Consolidated Condensed Financial Statements for additional information.

(2)	See Note 16, “Other Items Impacting Comparability,” in the Notes to Consolidated Condensed Financial Statements for a discussion of adjustments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Fleet Management Solutions

	Three months ended September 30,		Nine months ended September 30,		Change 2018/2017
	2018	2017	2018	2017	Three months	Nine months
	(Dollars in thousands)
ChoiceLease	$716,728	673,882	$2,107,938	1,992,656	6%	6%
SelectCare	125,850	116,985	372,989	347,978	8	7
Commercial Rental	257,909	216,016	694,864	589,362	19	18
Other	21,527	19,127	65,218	56,795	13	15
Fuel services revenue	214,534	169,787	633,571	505,055	26	25
FMS total revenue (1)	$1,336,548	1,195,797	$3,874,580	3,491,846	12%	11%

FMS operating revenue (2)	$1,122,014	1,026,010	$3,241,009	2,986,791	9%	9%

FMS EBT	$95,153	100,803	$217,851	221,200	(6)%	(2)%
FMS EBT as a % of FMS total revenue	7.1%	8.4%	5.6%	6.3%	(130) bps	(70) bps
FMS EBT as a % of FMS operating revenue (2)	8.5%	9.8%	6.7%	7.4%	(130) bps	(70) bps
————————————

(1)	Includes intercompany fuel sales from FMS to DTS and SCS.

(2)
Non-GAAP financial measures. Reconciliations of FMS total revenue to FMS operating revenue, FMS EBT as a % of FMS total revenue to FMS EBT as a % of FMS operating revenue, as well as the reasons why management believes these measures are important to investors are included in the “Non-GAAP Financial Measures” section of this MD&A.

The following table summarizes the components of the change in FMS revenue on a percentage basis versus the prior year:

	Three months ended September 30, 2018		Nine months ended September 30, 2018
	Total	Operating (1)	Total	Operating (1)
Organic, including price and volume	8%	9%	7%	8%
Fuel	4	—	4	—
Foreign exchange	—	—	—	1
Net increase	12%	9%	11%	9%
  ————————————

(1)
Non-GAAP financial measure. A reconciliation of FMS total revenue to FMS operating revenue as well as the reasons why management believes this measure is important to investors is included in the "Non-GAAP Financial Measures" section of this MD&A.

FMS total revenue increased to $1.34 billion in the third quarter and increased to $3.87 billion the nine months ended September 30, 2018, due to higher operating revenue and higher fuel costs passed through to customers. FMS operating revenue in the third quarter increased to $1.12 billion and increased to $3.24 billion in the nine months ended September 30, 2018, from the prior year periods primarily from growth in the commercial rental and ChoiceLease product lines.

ChoiceLease revenue increased 6% in both the third quarter and the nine months ended September 30, 2018, reflecting a larger average fleet size and higher prices on replacement vehicles. We expect favorable ChoiceLease revenue comparisons to continue through the end of the year based on strong sales activity. Commercial rental revenue increased 19% in the third quarter and 18% in the nine months ended September 30, 2018, due to stronger demand and higher pricing. We expect favorable commercial rental revenue comparisons through the end of the year based on a strong demand environment. Fuel services revenue increased 26% and 25% in the third quarter and the nine months ended September 30, 2018, respectively, primarily reflecting higher fuel costs passed through to customers. SelectCare revenue increased 8% in the third quarter and 7% in the nine months ended September 30, 2018, due to increased volumes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table provides commercial rental statistics on our global fleet:

	Three months ended September 30,		Nine months ended September 30,		Change 2018/2017
	2018	2017	2018	2017	Three months	Nine months
	(Dollars in thousands)
Rental revenue from non-lease customers	$149,746	138,887	$413,579	372,853	8%	11%
Rental revenue from lease customers (1)	$108,163	77,128	$281,285	216,500	40%	30%
Average commercial rental power fleet size — in service (2) (3)	34,200	30,100	32,100	29,600	14%	8%
Commercial rental utilization — power fleet (2)	80.4%	78.0%	78.3%	73.7%	240 bps	460 bps
————————————

(1)	Represents revenue from rental vehicles provided to our existing ChoiceLease customers, generally in place of a lease vehicle.

(2)	Number of units rounded to nearest hundred and calculated using quarterly average unit counts.

(3)	Excluding trailers.

FMS EBT decreased 6% in the third quarter as higher commercial rental and ChoiceLease results were more than offset by higher depreciation of $13 million due to vehicle residual value changes implemented January 1, 2018 and accelerated depreciation, as well as lower used vehicle sales results. Used vehicle sales results primarily reflect lower units sold and higher inventory valuation adjustments due to more challenging prior year comparisons. Commercial rental performance improved due to increased utilization reflecting stronger demand as well as higher pricing. Rental power fleet utilization was 80.4% for the third quarter, up 240 basis points from the prior year. Lease results benefited from fleet growth but were partially offset by higher maintenance costs on certain older model year vehicles.

FMS EBT decreased 2% in the nine months ended September 30, 2018, reflecting higher depreciation of $33 million due to residual value changes and accelerated depreciation; higher compensation-related expenses, including commissions paid to fund growth; unfavorable self-insurance developments; and lower used vehicle sales results. Used vehicle sales comparisons in the nine months ended September 30, 2018, primarily reflect lower gains from sales of used vehicles due to the mix and volume of units sold, partially offset by lower inventory valuation adjustments. These negative impacts to FMS EBT were partially offset by higher commercial rental and ChoiceLease results, as well as cost savings initiatives implemented during 2018. Commercial rental performance improved due to increased utilization reflecting stronger demand and higher pricing. Commercial rental utilization increased 460 bps to 78.3% in the nine months ended September 30, 2018. ChoiceLease results benefited from fleet growth. ChoiceLease and commercial rental results were negatively impacted by higher maintenance costs on certain older model vehicles.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Our global fleet of revenue earning equipment, SelectCare vehicles including vehicles under on-demand maintenance is summarized as follows (number of units rounded to the nearest hundred):

				Change
	September 30, 2018	December 31, 2017	September 30, 2017	Sept. 2018/Dec. 2017	Sept. 2018/Sept. 2017
End of period vehicle count
By type:
Trucks (1)	81,200	76,400	75,700	6%	7%
Tractors (2)	71,000	66,000	65,600	8	8
Trailers (3)	43,900	42,600	42,200	3	4
Other	1,200	1,200	1,200	—	—
Total	197,300	186,200	184,700	6%	7%

By ownership:
Owned	195,900	184,900	183,400	6%	7%
Leased	1,400	1,300	1,300	8	8
Total	197,300	186,200	184,700	6%	7%

By product line:
ChoiceLease	145,400	139,100	137,300	5%	6%
Commercial rental	42,600	37,800	37,800	13	13
Service vehicles and other	3,100	3,300	3,300	(6)	(6)
Active units	191,100	180,200	178,400	6	7
Held for sale	6,200	6,000	6,300	3	(2)
Total	197,300	186,200	184,700	6%	7%

Customer vehicles under SelectCare contracts (4)	56,500	54,400	54,400	4%	4%

Quarterly average vehicle count
By product line:
ChoiceLease	144,000	138,000	137,200	4%	5%
Commercial rental	42,300	37,700	37,600	12	13
Service vehicles and other	3,100	3,400	3,300	(9)	(6)
Active units	189,400	179,100	178,100	6	6
Held for sale	5,800	6,100	6,900	(5)	(16)
Total	195,200	185,200	185,000	5%	6%

Customer vehicles under SelectCare contracts (4)	56,100	54,300	52,800	3%	6%

Customer vehicles under SelectCare on-demand (5)	9,000	8,100	8,700	11%	3%

Total vehicles serviced	260,300	247,600	246,500	5%	6%

Year-to-date average vehicle count
By product line:
ChoiceLease	141,900	137,600	137,400	3%	3%
Commercial rental	40,500	37,500	37,500	8	8
Service vehicles and other	3,200	3,400	3,400	(6)	(6)
Active units	185,600	178,500	178,300	4	4
Held for sale	5,900	6,700	6,900	(12)	(14)
Total	191,500	185,200	185,200	3%	3%

Customer vehicles under SelectCare contracts (4)	54,600	52,100	51,300	5%	6%
Customer vehicles under SelectCare on-demand (5)	18,900	24,500	20,600	(23)%	(8)%
Total vehicle serviced	265,000	261,800	257,100	1%	3%
———————————

(1)	Generally comprised of Class 1 through Class 7 type vehicles with a Gross Vehicle Weight (GVW) up to 33,000 pounds.

(2)	Generally comprised of over the road on highway tractors and are primarily comprised of Class 8 type vehicles with a GVW of over 33,000 pounds.

(3)	Generally comprised of dry, flatbed and refrigerated type trailers.

(4)	Excludes customer vehicles under SelectCare on-demand contracts.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table provides a breakdown of our non-revenue earning equipment included in our global fleet count (number of units rounded to nearest hundred):

				Change
	September 30, 2018	December 31, 2017	September 30, 2017	Sept. 2018/Dec. 2017	Sept. 2018/Sept. 2017
Not yet earning revenue (NYE)	4,000	2,900	2,100	38%	90%
No longer earning revenue (NLE):
Units held for sale	6,200	6,000	6,300	3	(2)
Other NLE units	4,500	3,400	3,900	32	15
Total	14,700	12,300	12,300	20%	20%

NYE units represent new vehicles on hand that are being prepared for deployment to a lease customer or into the rental fleet. Preparations include activities such as adding lift gates, paint, decals, cargo area and refrigeration equipment. NYE units increased 90% compared to September 30, 2017, reflecting lease fleet growth. NLE units represent vehicles held for sale and vehicles for which no revenue has been earned in the previous 30 days. Accordingly, these vehicles may be temporarily out of service, being prepared for sale or awaiting redeployment. NLE units increased 20% compared to September 30, 2017, primarily reflecting a higher number of commercial rental units being prepared for sale. We expect NLE levels to increase slightly through the end of the year as a result of higher expected used vehicle inventories driven by the lease vehicle replacement cycle.

Dedicated Transportation Solutions

	Three months ended September 30,		Nine months ended September 30,		Change 2018/2017
	2018	2017	2018	2017	Three months	Nine months
	(Dollars in thousands)
DTS total revenue	$340,604	272,201	$970,196	811,277	25%	20%

DTS operating revenue (1)	$222,245	197,917	$637,483	591,045	12%	8%

DTS EBT	$13,929	13,734	$45,433	39,834	1%	14%
DTS EBT as a % of DTS total revenue	4.1%	5.0%	4.7%	4.9%	(90) bps	(20) bps
DTS EBT as a % of DTS operating revenue (1)	6.3%	6.9%	7.1%	6.7%	(60) bps	40 bps

Memo:
Average fleet	9,000	8,200	8,800	8,200	10%	7%
————————————

(1)
Non-GAAP financial measures. Reconciliations of DTS total revenue to DTS operating revenue, DTS EBT as a % of DTS total revenue to DTS EBT as a % of DTS operating revenue, as well as the reasons why management believes these measures are important to investors are included in the “Non-GAAP Financial Measures” section of this MD&A.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table summarizes the components of the change in DTS revenue on a percentage basis versus the prior year:

	Three months ended September 30, 2018		Nine months ended September 30, 2018
	Total	Operating (1)	Total	Operating (1)
Organic, including price and volume	22%	12%	17%	8%
Fuel	3	—	3	—
Net increase	25%	12%	20%	8%
  ————————————

(1)
Non-GAAP financial measure. A reconciliation of DTS total revenue to DTS operating revenue, as well as the reasons why management believes this measure is important to investors is included in the "Non-GAAP Financial Measures" section of this MD&A.

DTS total revenue increased 25% third quarter and 20% in the nine months ended September 30, 2018, reflecting new business and increased volumes as well as higher fuel costs passed through to customers. DTS operating revenue increased 12% and 8% in the third quarter and the nine months ended September 30, 2018, respectively, due to new business and increased volumes. We expect revenue comparisons to remain favorable through the end of the year based on strong sales activity. DTS EBT increased 1% in the third quarter and 14% in the nine months ended September 30, 2018, due to revenue growth. DTS EBT in the third quarter was impacted by higher costs incurred during the start-up phase of a new customer account.

Supply Chain Solutions

	Three months ended September 30,		Nine months ended September 30,		Change 2018/2017
	2018	2017	2018	2017	Three months	Nine months
	(Dollars in thousands)
Automotive	$165,066	135,806	$458,800	420,114	22%	9%
Technology and healthcare	83,553	68,008	230,320	194,561	23	18
CPG and Retail	170,045	130,528	459,955	365,185	30	26
Industrial and other	44,132	42,040	126,615	117,040	5	8
Subcontracted transportation	137,758	94,289	371,597	255,671	46	45
Fuel	27,990	17,835	80,488	53,252	57	51
SCS total revenue	$628,544	488,506	$1,727,775	1,405,823	29%	23%

SCS operating revenue (1)	$462,796	376,382	$1,275,690	1,096,900	23%	16%

SCS EBT	$37,365	22,093	$101,283	76,188	69%	33%
SCS EBT as a % of SCS total revenue	5.9%	4.5%	5.9%	5.4%	140 bps	50 bps
SCS EBT as a % of SCS operating revenue (1)	8.1%	5.9%	7.9%	6.9%	220 bps	100 bps

Memo:
Average fleet	8,900	7,900	8,600	7,800	13%	10%
————————————

(1)
Non-GAAP financial measures. Reconciliations of SCS total revenue to SCS operating revenue, SCS EBT as a % of SCS total revenue to SCS EBT as a % of SCS operating revenue, as well as the reasons why management believes these measures are important to investors are included in the “Non-GAAP Financial Measures” section of this MD&A.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table summarizes the components of the change in SCS revenue on a percentage basis versus the prior year:

	Three months ended September 30, 2018		Nine months ended September 30, 2018
	Total	Operating (1)	Total	Operating (1)
Organic, including price and volume	16%	17%	13%	12%
Fuel	2	—	2	—
Acquisitions	11	6	8	4
Net increase	29%	23%	23%	16%
————————————

(1)
Non-GAAP financial measure. A reconciliation of SCS total revenue to SCS operating revenue, as well as the reasons why management believes this measure is important to investors is included in the "Non-GAAP Financial Measures" section of this MD&A.

SCS total revenue increased 29% in the third quarter and 23% in the nine months ended September 30, 2018, reflecting increased volumes and new business, the second quarter MXD acquisition, as well as higher fuel costs passed through to customers. SCS operating revenue increased 23% in the third quarter and 16% in the nine months ended September 30, 2018, primarily reflecting increased volumes, the MXD acquisition and new business. We expect favorable revenue comparisons to continue through the end of the year, reflecting strong sales and the MXD acquisition.

SCS EBT increased 69% in the third quarter and 33% in the nine months ended September 30, 2018, driven by revenue growth and better operating results across all industry verticals, including improved performance on a prior-year startup account.

Central Support Services

	Three months ended September 30,		Nine months ended September 30,		Change 2018/2017
	2018	2017	2018	2017	Three months	Nine months
	(Dollars in thousands)
Human resources	$4,535	4,076	$14,098	13,112	11%	8%
Finance and procurement	17,109	16,906	51,088	50,922	1	—
Corporate services and public affairs	2,555	2,735	7,264	8,028	(7)	(10)
Information technology	23,333	22,265	65,382	64,744	5	1
Legal and safety	6,167	6,129	18,519	18,693	1	(1)
Marketing	4,929	4,556	13,581	13,290	8	2
Other	10,744	8,314	27,188	23,619	29	15
Total CSS	69,372	64,981	197,120	192,408	7	2
Allocation of CSS to business segments	(56,602)	(53,974)	(162,683)	(159,422)	5	2
Unallocated CSS	$12,770	11,007	$34,437	32,986	16%	4%

Total CSS costs increased 7% in the third quarter and 2% in the nine months ended September 30, 2018, primarily reflecting higher compensation-related costs. Unallocated CSS increased 16% in the third quarter and 4% in the nine months ended September 30, 2018, reflecting higher compensation-related costs, partially offset by lower professional services fees.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

FINANCIAL RESOURCES AND LIQUIDITY

Cash Flows

The following is a summary of our cash flows from continuing operations:

	Nine months ended September 30,
	2018	2017
	(In thousands)
Net cash provided by (used in):
Operating activities	$1,212,373	1,166,191
Financing activities	784,855	(191,255)
Investing activities	(2,018,190)	(963,885)
Effect of exchange rates on cash, cash equivalents, and restricted cash	1,464	(5,226)
Net change in cash, cash equivalents, and restricted cash	$(19,498)	5,825

Cash provided by operating activities increased to $1.21 billion in the nine months ended September 30, 2018, compared with $1.17 billion in 2017, reflecting higher earnings excluding non-cash items, primarily depreciation and deferred tax expense. Cash provided by financing activities was $785 million in the nine months ended September 30, 2018, compared with cash used in financing activities of $191 million in 2017, due to higher borrowing needs. Cash used in investing activities increased to $2.02 billion in the nine months ended September 30, 2018, compared with $964 million in 2017, primarily due to increased capital expenditures.

The following table shows our free cash flow computation:

	Nine months ended September 30,
	2018	2017
	(In thousands)
Net cash provided by operating activities from continuing operations	$1,212,373	1,166,191
Sales of revenue earning equipment (1)	279,751	289,432
Sales of operating property and equipment (1)	11,869	12,541
Collections on direct finance leases and other items (1)	57,568	54,227
Total cash generated (2)	1,561,561	1,522,391
Purchases of property and revenue earning equipment (1)	(2,200,006)	(1,312,845)
Free cash flow (2)	$(638,445)	209,546

Memo:
Net cash provided by (used in) financing activities	$784,855	(191,255)
Net cash used in investing activities	$(2,018,190)	(963,885)
———————————

(1)	Included in cash flows from investing activities.

(2)
Non-GAAP financial measures. Reconciliations of net cash provided by operating activities to total cash generated and to free cash flow are set forth in this table. Refer to the “Non-GAAP Financial Measures” section of this MD&A for the reasons why management believes these measures are important to investors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table provides a summary of capital expenditures:

	Nine months ended September 30,
	2018	2017
	(In thousands)
Revenue earning equipment:
ChoiceLease	$1,418,557	985,541
Commercial rental	757,867	295,638
	2,176,424	1,281,179
Operating property and equipment	119,743	94,850
Total capital expenditures	2,296,167	1,376,029
Changes in accounts payable related to purchases of revenue earning equipment	(96,161)	(63,184)
Cash paid for purchases of property and revenue earning equipment	$2,200,006	1,312,845

Capital expenditures increased 67% to $2.30 billion in the nine months ended September 30, 2018, reflecting planned higher investments in the ChoiceLease and commercial rental fleets. We expect full-year 2018 capital expenditures to be approximately $3.1 billion. We expect to fund 2018 capital expenditures primarily with internally generated funds and additional debt financing.

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

Our debt ratings and rating outlooks at September 30, 2018, were as follows:

Rating Summary
	Short-Term	Long-Term	Outlook
Fitch Ratings	F-2	A-	Stable
Standard & Poor’s Ratings Services	A-2	BBB+	Stable
Moody’s Investors Service	P-2	Baa1	Stable

Cash and cash equivalents totaled $61 million as of September 30, 2018. As of September 30, 2018, approximately $20 million was held outside the U.S. and is available to fund operations and other growth of non-U.S. subsidiaries. If we decide to repatriate cash and cash equivalents held outside the U.S., we may be subject to additional income taxes and foreign withholding taxes. However, our intent is to permanently reinvest these foreign amounts outside the U.S. and our current plans do not demonstrate a need to repatriate these foreign amounts to fund our U.S. operations.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

As of September 30, 2018, we had the following amounts available to fund operations under the following facilities:

(In millions)
Global revolving credit facility	$892
Trade receivables program	$225

See Note 9, "Debt", in the Notes to Consolidated Condensed Financial Statements for a discussion of these debt facilities.

The following table shows the movements in our debt balance:

	Nine months ended September 30,
	2018	2017
	(In thousands)

Debt balance at January 1	$5,409,651	5,391,274
Cash-related changes in debt:
Net change in commercial paper borrowings and revolving credit facilities	(113,666)	2,153
Proceeds from issuance of medium-term notes	1,192,491	595,785
Proceeds from issuance of other debt instruments	275,037	277,517
Retirement of medium term notes	(350,000)	(700,000)
Other debt repaid	(116,081)	(238,160)
Debt issuance costs paid	(2,824)	(1,379)
	884,957	(64,084)
Non-cash changes in debt:
Fair value adjustment on notes subject to hedging	(8,934)	(3,168)
Addition of capital lease obligations	2,134	6,209
Changes in foreign currency exchange rates and other non-cash items	(4,698)	18,995
Total changes in debt	873,459	(42,048)
	$6,283,110	5,349,226

In accordance with our funding philosophy, we attempt to align the aggregate average remaining re-pricing life of our debt with the aggregate average remaining re-pricing life of our assets. We utilize both fixed-rate and variable-rate debt to achieve this alignment and generally target a mix of 20% - 40% variable-rate debt as a percentage of total debt outstanding. The variable-rate portion of our total debt (including notional value of swap agreements) was 25% and 31% as of September 30, 2018 and December 31, 2017.

Refer to Note 9, “Debt,” in the Notes to Consolidated Condensed Financial Statements for further discussion around the global revolving credit facility, the trade receivables program, the issuance of medium-term notes under our shelf registration statement, asset-backed financing obligations and debt maturities.

Ryder’s debt to equity ratios were 215% and 191% as of September 30, 2018 and December 31, 2017, respectively. The debt to equity ratio represents total debt divided by total equity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Pension Information

The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. We review pension assumptions regularly and we may, from time to time, make voluntary contributions to our pension plans, which exceed the amounts required by statute. In 2018, the expected total contributions to our pension plans are approximately $27 million. During the nine months ended September 30, 2018, we contributed $23 million to our pension plans. Changes in interest rates and the market value of the securities held by the plans during 2018 could materially change, positively or negatively, the funded status of the plans and affect the level of pension expense and contributions in 2018 and beyond. See Note 15, “Employee Benefit Plans,” in the Notes to Consolidated Condensed Financial Statements for additional information.

Share Repurchases and Cash Dividends

See Note 11, “Share Repurchase Programs,” in the Notes to Consolidated Condensed Financial Statements for a discussion of share repurchases.

In October 2018, our Board of Directors declared a quarterly cash dividend of $0.54 per share of common stock.

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
Other Significant Items: Our comparable earnings measures also exclude other items that are not representative of our business operations as detailed in the reconciliation table below - page 53. These other items vary from period to period and, in some periods, there may be no such items. In the three and nine month periods ended September 30, 2018, we exclude the following other significant items from our comparable earnings measures in this Form 10-Q:

 (1) Goodwill impairment: In the first quarter of 2018, we recorded an impairment charge of $16 million for all goodwill in the FMS Europe reporting unit.
 (2) Uncertain tax position adjustment: In first quarter of 2018, we determined that certain uncertain tax positions should have been reversed in prior periods when the statutes of limitations expired and recorded a $3 million benefit to our provision for income taxes. In the third quarter of 2018, we recorded an additional $1 million benefit to our provision for income taxes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

(3) Tax Reform-related and other tax adjustments: In the three and nine months ended September 30, 2018, we recorded $0.1 million and $0.5 million of Tax Reform related professional fees, respectively, and $0.7 million net benefit related to the Tax Reform one-time employee bonus accrued as of December 31, 2017. In the second quarter of 2018, we also recorded a $29 million adjustment to increase the provisional estimate related to the one-time transition tax under Tax Reform and a $1 million deferred tax liability adjustment related to the prior provisional estimate from Tax Reform. In the second quarter of 2018, several states enacted changes to their tax systems, which decreased the provision for income taxes by $0.8 million. In the third quarter of 2018, we recorded a tax benefit of $2 million for an additional state tax law change. In the third quarter of 2017, the state of Illinois enacted changes to their tax system, which increased the provision for income taxes by $2 million.
(4) Restructuring and other, net: In the second quarter of 2018, we committed to a plan to shutdown our Singapore business operations and recognized employee termination costs of $0.6 million in third quarter of 2018 and $3 million in the nine months ended September 30, 2018. In the three and nine months ended September 30, 2018, our results reflect acquisition transaction costs and restructuring charges of $0.4 million and $3 million, respectively. During the third quarter and the nine months ended September 30, 2018, we recorded restructuring and other charges of $1 million and $3 million, respectively, primarily related to professional fees and adjustments to the restructuring accrual recorded as of December 31, 2017. During the three and nine months ended September 30, 2018, we realized restructuring credits of $2 million and $4 million, respectively, related to the gains on sale of certain UK facilities that were closed as part of prior year restructuring activities. In the third quarter of 2017, we recorded consulting fees of $4 million associated with a cost-savings program partially offset by restructuring credits of $3 million related to the gains on sale of certain UK facilities realized during the second quarter of 2017.
(5) Operating tax adjustment: In the first quarter of 2017, we recorded a one-time charge of $2 million related to operating tax expenses that had not been recognized in prior period earnings.

(6) Pension settlement charge: In the third quarter of 2017, we recorded an estimated pension settlement charge for the exit from a U.S multi-employer pension plan.

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

EBT, earnings and diluted EPS from continuing operations in the nine months ended September 30, 2018 and 2017, included certain items we do not consider indicative of our business operations and have been excluded from our comparable EBT, comparable earnings and comparable diluted EPS measures. The following table lists a summary of these items, which are discussed in more detail throughout our MD&A and within the Notes to Consolidated Condensed Financial Statements:

	EBT		Earnings		Diluted EPS
	2018	2017	2018	2017	2018	2017
Three months ended September 30,	(In thousands, except per share amounts)
EBT/Earnings/EPS	$116,140	94,492	$89,511	59,040	$1.69	1.12
Non-operating pension costs	1,161	6,958	572	4,019	0.01	0.08
Restructuring and other, net	313	4,255	(3)	2,740	—	0.05
Tax law change	—	—	(2,190)	1,844	(0.04)	0.03
Uncertain tax position adjustment	—	—	(1,132)	—	(0.02)	—
Pension settlement charge	—	5,454	—	3,304	—	0.06
Comparable EBT/Earnings/EPS	$117,614	111,159	$86,758	70,947	$1.64	1.34

Nine months ended September 30,
EBT/Earnings/EPS	$262,523	235,968	$166,962	148,971	$3.15	2.80
Non-operating pension costs	3,241	20,875	1,506	12,065	0.03	0.24
Goodwill impairment	15,513	—	15,513	—	0.29	—
Restructuring and other, net	4,209	1,681	3,291	655	0.07	0.01
Tax Reform-related and other tax adjustments	—	—	30,085	—	0.57	—
Uncertain tax position adjustment	—	—	(4,382)	—	(0.08)	—
Tax law changes	—	—	(3,020)	1,844	(0.06)	0.03
Operating tax adjustment	—	2,205	—	1,677	—	0.03
Pension settlement charge	—	5,454	—	3,303	—	0.06
Comparable EBT/Earnings/EPS	$285,486	266,183	$209,955	168,515	$3.97	3.17

The following table provides a reconciliation of the provision for income taxes to the comparable provision for income taxes:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Provision for income taxes (1)	$(26,629)	(35,452)	$(95,561)	(86,997)
Income tax effects of non-GAAP adjustments (1)	(4,227)	(4,760)	20,030	(10,671)
Comparable provision for income taxes (1)	$(30,856)	(40,212)	$(75,531)	(97,668)
————————————

(1)
The comparable provision for income taxes is computed using the same methodology as the GAAP provision of income taxes. Income tax effects of non-GAAP adjustments are calculated based on statutory tax rates of the jurisdictions to which the non-GAAP adjustments related.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table provides a numerical reconciliation of net cash provided by operating activities to total cash generated and free cash flow for the nine months ended September 30, 2018:

	Nine months ended September 30,
	2018	2017
	(In thousands)
Net cash provided by operating activities from continuing operations	$1,212,373	1,166,191
Sales of revenue earning equipment (1)	279,751	289,432
Sales of operating property and equipment (1)	11,869	12,541
Collections on direct finance leases and other items (1)	57,568	54,227
Total cash generated (2)	1,561,561	1,522,391
Purchases of property and revenue earning equipment (1)	(2,200,006)	(1,312,845)
Free cash flow (2)	$(638,445)	209,546

Memo:
Net cash provided by (used in) financing activities	$784,855	(191,255)
Net cash used in investing activities	$(2,018,190)	(963,885)
————————————

(1)	Included in cash flows from investing activities.

(2)
Non-GAAP financial measures. Reconciliations of net cash provided by operating activities to total cash generated and to free cash flow are set forth in this table. Refer to the “Non-GAAP Financial Measures” section of this MD&A for the reasons why management believes these measures are important to investors.

The following table provides a reconciliation of total revenue to operating revenue, which was not provided within the MD&A discussion:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(In thousands)
Total revenue	$2,158,061	1,840,897	$6,150,866	5,365,908
Fuel	(222,367)	(175,106)	(655,211)	(519,979)
Subcontracted transportation	(218,526)	(140,386)	(596,434)	(392,161)
Operating revenue	$1,717,168	1,525,405	$4,899,221	4,453,768

The following table provides a reconciliation of FMS total revenue to FMS operating revenue, which was not provided within the MD&A discussion:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(In thousands)
FMS total revenue	$1,336,548	1,195,797	$3,874,580	3,491,846
Fuel (1)	(214,534)	(169,787)	(633,571)	(505,055)
FMS operating revenue	$1,122,014	1,026,010	$3,241,009	2,986,791

FMS EBT	$95,153	100,803	$217,851	221,200
FMS EBT as a % of FMS total revenue	7.1%	8.4%	5.6%	6.3%
FMS EBT as a % of FMS operating revenue	8.5%	9.8%	6.7%	7.4%
————————————

(1)	Includes intercompany fuel sales from FMS to DTS and SCS.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table provides a reconciliation of DTS total revenue to DTS operating revenue, which was not provided within the MD&A discussion:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(In thousands)
DTS total revenue	$340,604	272,201	$970,196	811,277
Subcontracted transportation	(80,768)	(46,097)	(224,837)	(136,490)
Fuel	(37,591)	(28,187)	(107,876)	(83,742)
DTS operating revenue	$222,245	197,917	$637,483	591,045

DTS EBT	$13,929	13,734	$45,433	39,834
DTS EBT as a % of DTS total revenue	4.1%	5.0%	4.7%	4.9%
DTS EBT as a % of DTS operating revenue	6.3%	6.9%	7.1%	6.7%

The following table provides a reconciliation of SCS total revenue to SCS operating revenue, which was not provided within the MD&A discussion:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(In thousands)
SCS total revenue	$628,544	488,506	$1,727,775	1,405,823
Subcontracted transportation	(137,758)	(94,289)	(371,597)	(255,671)
Fuel	(27,990)	(17,835)	(80,488)	(53,252)
SCS operating revenue	$462,796	376,382	$1,275,690	1,096,900

SCS EBT	$37,365	22,093	$101,283	76,188
SCS EBT as a % of SCS total revenue	5.9%	4.5%	5.9%	5.4%
SCS EBT as a % of SCS operating revenue	8.1%	5.9%	7.9%	6.9%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

FORWARD-LOOKING STATEMENTS

Forward-looking statements (within the meaning of the Federal Private Securities Litigation Reform Act of 1995) are statements that relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends concerning matters that are not historical facts. These statements are often preceded by or include the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “could,” “should” or similar expressions. This Quarterly Report on Form 10-Q contains forward-looking statements including, but not limited to, statements regarding:

•	our expectations in our FMS business segment regarding anticipated ChoiceLease revenue and fleet growth and commercial rental revenue and demand;

•	our expectations in our DTS and SCS business segments regarding anticipated operating revenue trends, sales activity and growth rates;

•	our expectations of the long-term residual values of revenue earning equipment;

•	the anticipated increase in NLE vehicles in inventory through the end of the year;

•	the expected pricing and inventory levels for used vehicles;

•	our expectations of operating cash flow and capital expenditures through the end of 2018;

•	the adequacy of our accounting estimates and reserves for pension expense, compensation expense and employee benefit plan obligations, depreciation and residual value guarantees and income taxes;

•	the anticipated timing of payment of restructuring liabilities;

•	the adequacy of our fair value estimates of employee incentive awards under our share-based compensation plans, publicly traded debt and other debt;

•	our beliefs regarding the default risk of our direct financing lease receivables;

•	our ability to fund all of our operating, investing and financial needs for the foreseeable future through internally generated funds and outside funding sources;

•	the anticipated impact of fuel price fluctuations;

•	our expectations as to return on pension plan assets, future pension expense and estimated contributions;

•	our expectations regarding the scope, anticipated outcomes and the adequacy of our loss provisions with respect to certain claims, proceedings and lawsuits;

•	our expectations about the need to repatriate foreign cash to the U.S.;

•	our ability to access commercial paper and other available debt financing in the capital markets;

•	our expectations regarding the future use and availability of funding sources; and

•	the anticipated impact of recent accounting pronouncements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the third quarter of 2018, we carried out an evaluation, under the supervision and with the participation of management, including Ryder’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the third quarter of 2018, Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective.

Changes in Internal Controls over Financial Reporting

During the nine months ended September 30, 2018, there were no changes in Ryder’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect such internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases we made of our common stock during the three months ended September 30, 2018:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Anti-Dilutive Program (2)
July 1 through July 31, 2018	29	$72.31	—	1,265,605
August 1 through August 31, 2018	91,230	78.15	91,164	1,174,441
September 1 through September 30, 2018	43,644	77.13	43,330	1,131,111
Total	134,903	$77.82	134,494
 ————————————

(1)
During the three months ended September 30, 2018, we purchased an aggregate of 409 shares of our common stock in employee-related transactions. Employee-related transactions may include: (i) shares of common stock withheld as payment for the exercise price of options exercised or to satisfy the employees' tax withholding liability associated with our share-based compensation programs and (ii) open-market purchases by the trustee of Ryder’s deferred compensation plans relating to investments by employees in our stock, one of the investment options available under the plans.

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

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	Transition and Retention Agreement, by and between Ryder System, Inc. and Art A. Garcia (incorporated by reference to the Company’s Form 8-K filed with the Commission on September 25, 2018)

10.2
Second Amended and Restated Global Revolving Credit Agreement, dated as of September 28, 2018, by and among Ryder System, Inc., certain subsidiaries, and the lenders and agents named therein (incorporated by reference to the Company’s Form 8-K filed with the Commission on October 3, 2018)

10.3	Form of Terms and Conditions Applicable to Deferred Stock Awards for Non-Employee Directors issued under the Amended and Restated Ryder System, Inc. 2012 Equity and Incentive Compensation Plan

12	Calculation of Ratio of Earnings to Fixed Charges

31.1	Certification of Robert E. Sanchez pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Art A. Garcia pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32	Certification of Robert E. Sanchez and Art A. Garcia pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYDER SYSTEM, INC.
(Registrant)

Date: October 26, 2018	By:	/s/ Art A. Garcia
Art A. Garcia
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: October 26, 2018	By:	/s/ Frank Mullen
Frank Mullen
Vice President and Controller
(Principal Accounting Officer)