Form 10-K
period 2018-12-31
RYDER SYSTEM INC
filed 2019-02-21
CIK 85961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☑  NO ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐  NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☑   NO ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  YES ☑   NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES ☐   NO ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was sold at June 30, 2018 was $3,793,693,333. The number of shares of Ryder System, Inc. Common Stock ($0.50 par value per share) outstanding at January 31, 2019 was 53,116,787.

Documents Incorporated by Reference into this Report	Part of Form 10-K into which Document is Incorporated
Ryder System, Inc. 2018 Proxy Statement	Part III

RYDER SYSTEM, INC.
FORM 10-K ANNUAL REPORT

i

PART I
ITEM 1. BUSINESS
OVERVIEW
Ryder System, Inc. (Ryder) is a global leader in transportation and supply chain management solutions. Our operating segments are aggregated into reportable business segments based upon similar economic characteristics, products, services, customers and delivery methods. We report our financial performance based on three business segments: (1) Fleet Management Solutions (FMS), which provides full service leasing and leasing with flexible maintenance options, commercial rental, and contract or transactional maintenance services of trucks, tractors and trailers to customers principally in the U.S., Canada and the U.K.; (2) Dedicated Transportation Solutions (DTS), which provides turnkey transportation solutions in the U.S. that includes dedicated vehicles, drivers and engineering and administrative support; and (3) Supply Chain Solutions (SCS), which provides integrated logistics solutions, including distribution, management, dedicated transportation and professional services primarily in North America. Dedicated transportation services provided as part of an integrated, multi-service, supply chain solution to SCS customers are reported in the SCS business segment.

MISSION AND STRATEGY
Ryder's mission is to provide innovative fleet management and supply chain solutions that are reliable, safe and efficient, enabling our customers to deliver on their promises. We seek to deliver valuable solutions that will compel customers to outsource their fleet management and supply chain needs to us. Our primary strategy is to grow our fleet management and supply chain outsourcing services by targeting private fleets not currently outsourcing their fleet-related services (FMS and DTS), and companies who have outsourced to other providers by offering innovative solutions, operational excellence, best in class talent and information technology. This strategy is supported by:
•offering innovative products, solutions and support services that will create and strengthen customer relationships;

•	delivering operational excellence through continuous productivity and process improvements;

•	attracting, developing and retaining the best talent; and

•	deploying technology that will enable growth while improving operational efficiencies.

INDUSTRY AND OPERATIONS

Fleet Management Solutions

Value Proposition
Through our FMS business, we provide our customers with a variety of fleet solutions that are designed to improve their competitive position. By outsourcing these services to us, our customers can focus on their core business, improve their efficiency and productivity, and lower their costs. Our FMS product offering is comprised of full service leasing as well as leasing with flexible maintenance options; shorter-term commercial truck rental; contract or transactional maintenance services; and value-added fleet support services such as insurance, vehicle administration and fuel services. In addition, we provide our customers the ability to purchase a large selection of used trucks, tractors and trailers through our used vehicle sales program. FMS also provides maintenance, fuel and other services for all vehicles used in DTS and SCS.
Market Trends
The U.S. commercial fleet market is estimated to include 8.5 million vehicles, of which 4.3 million vehicles are with privately held companies, 1.6 million vehicles are with for-hire carriers, 0.5 million vehicles are leased from banks or other financial institutions, and 0.9 million vehicles are in the lease and rental market(1). The 4.3 million vehicles privately owned by companies provide all or a portion of the transportation services for themselves rather than outsourcing those services to third parties such as Ryder.
The Canadian commercial fleet is estimated at 500,000 vehicles, of which approximately 20,000 vehicles are in the lease and rental market(2). In the U.K., the commercial rental and lease market is estimated at 232,000 units (3). The total lease and rental market in Ryder’s major markets totals over 1 million units.
Several trends have been increasing the need for outsourcing: increased demand for efficiency and reliability; increased complexity and cost of buying and maintaining vehicles including technology, diagnostics, and training; labor issues including a shortage of qualified truck drivers and mechanics; as well as increased regulation and enforcement of safety requirements. Because of these trends, we believe that privately held fleets and the for-hire carriers will increasingly decide to outsource. Ryder also targets customers who are already outsourcing with other providers.
Given such trends as well as our success in converting owners to outsourcing, we believe that the total market potential for Ryder is significantly higher.
Over the last several years, many key trends have been reshaping the transportation industry. Companies that own and manage their own fleet of vehicles have put greater emphasis on the quality of their preventive maintenance and safety programs because of increased demand for efficiency and reliability. The maintenance and operation of commercial vehicles has become more complicated and expensive, requiring companies to spend a significant amount of time and money to keep up with new technology, diagnostics, retooling and training. Increased regulation and active enforcement efforts by federal and state governments require more stringent and costly operational processes and oversight. Fluctuating energy prices and alternative fuel technologies make it difficult for businesses to predict and manage fleet costs. There has also been a tightening of capacity with respect to the U.S. trucking market. We believe these trends increase the value of our product offering.
Operations
For the year ended December 31, 2018, our global FMS business accounted for 56% of our consolidated revenue.
United States. Ryder was founded in the U.S. in 1933. Our FMS customers in the U.S. range from small businesses to large national enterprises operating in a wide variety of industries, the most significant of which are transportation and warehousing, food and beverage, housing, business and personal services, and industrial. At December 31, 2018, we had 538 operating locations, excluding ancillary storage locations, in 50 states and Puerto Rico. A location consists of a maintenance facility or “shop”. Our maintenance facilities typically include a shop for preventive maintenance and repairs, a service island for fueling, safety inspections and preliminary maintenance checks, offices for sales and other personnel, and in many cases, a commercial rental vehicle counter. We also operate on-site at 170 customer locations, which primarily provide vehicle maintenance.
Canada. We have been operating in Canada for over 50 years. At December 31, 2018, we had 34 operating locations throughout 9 Canadian provinces. We also operated 14 maintenance facilities on-site at customer properties in Canada.

Europe. We began operating in the U.K. in 1971. At December 31, 2018, we had 53 operating locations primarily throughout the U.K. We also managed a network of 414 independent maintenance facilities in the U.K. to serve our customers

(1)	U.S. Fleet as of September 2018, Class 3-8, IHS Markit Ltd. (formerly RL Polk)

(2)	Canada Outsourced Fleet Market as of September 2018, Class 3-8, IHS Markit Ltd. (formerly RL Polk)

(3)	U.K. Lease and Rental HGV Market, Projection for December 2018, Source: The Society of Motor Manufacturers & Traders (SMMT) 2010 & Ryder Internal Estimates

when it is more effective than providing the service in a Ryder location. In addition to our typical FMS operations, we supply and manage vehicles, equipment and personnel for military organizations in the U.K. and Germany.

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

For the year ended December 31, 2018, ChoiceLease revenue accounted for 54% of our FMS total revenue.
Commercial Rental.    We offer rental customers that have a need to supplement their private fleet of vehicles on a short-term basis (one day up to one year in length), either because of seasonal increases in their business or discrete projects with additional transportation resources. ChoiceLease customers also utilize our commercial rental fleet to handle their peak or seasonal business needs, as substitute vehicles while their lease vehicles are undergoing maintenance, and while they are awaiting delivery of new lease vehicles. Although a portion of our commercial rental business is purely occasional in nature, we focus on building long-term relationships with customers so that we become their preferred source for commercial vehicle rentals. Our rental representatives assist in selecting a vehicle that satisfies a customer’s needs and supervise the rental process, which includes execution of a rental agreement and a vehicle inspection. In addition to vehicle rental, we may extend liability insurance coverage under our existing policies to our rental customers as well as the benefits of cost savings and convenience of our comprehensive fuel services program. For the year ended December 31, 2018, commercial rental revenue accounted for 18% of our FMS total revenue.
SelectCare.    Through our SelectCare product line, we provide maintenance services to customers who do not choose to lease vehicles from us. Our SelectCare customers commit to utilizing our extensive network of maintenance facilities and trained technicians to maintain the vehicles they own or lease from third parties. There are several bundles of services available to SelectCare customers including full service contract maintenance, preventive only maintenance and on-demand. We can also customize the services to include fleet support services. Vehicles covered under this offering are typically serviced at our own facilities. However, based on the size and complexity of a customer’s fleet, we may operate an on-site maintenance facility at the customer’s location.
Additionally, our lease and contract maintenance customers periodically require additional maintenance and repair services that are not included in their lease or contract maintenance agreements. For example, additional maintenance and repair services may arise when a customer damages a leased vehicle. In addition, we may also provide service on customer-owned vehicles and charge the customer on an hourly basis for work performed. By servicing all of our customers’

maintenance needs, we create stronger, long-term relationships and have greater opportunity to provide customers with a wide range of outsourcing solutions. For the year ended December 31, 2018, SelectCare revenue accounted for 10% of our FMS total revenue.
The following table provides information regarding the number of vehicles and customers by FMS product offering at December 31, 2018:

	U.S.		Foreign		Total
	Vehicles	Customers	Vehicles	Customers	Vehicles	Customers
ChoiceLease	124,700	11,900	24,600	2,300	149,300	14,200
Commercial rental (1)	35,800	30,800	6,800	5,400	42,600	36,200
SelectCare (2)	50,300	1,800	6,000	300	56,300	2,100
______________

(1)	Commercial rental customers include customers who rented a vehicle for more than 3 days during the year and includes approximately 7,600 ChoiceLease customers

(2)	SelectCare customers include approximately 1,035 ChoiceLease customers

We also contract with large private fleet operators and for-hire carriers to provide maintenance on demand, particularly in geographic areas where these customers do not have their own maintenance operations. The contract for on-demand maintenance services is based on a maintenance program that is designed to meet the customer's specific needs and all maintenance is performed only when and as requested by the customer. This product allows us to expand our customer base to include customers that have traditionally chosen to own and maintain their fleet of vehicles.
Fuel Services.    We provide our FMS customers with access to diesel fuel at competitive prices at approximately 460 of our maintenance facilities across the United States and Canada. We also provide fuel services such as fuel planning, fuel tax reporting, centralized billing, fuel cards and fuel monitoring. Although fuel sales do not have a significant impact on our FMS earnings, as it is largely a pass-through cost to customers, we believe allowing customers to leverage our fuel buying power is a significant and valuable benefit to our customers. For the year ended December 31, 2018, fuel services revenue accounted for 16% of our FMS total revenue.
Used Vehicles.    We primarily sell our used vehicles at one of our 53 retail sales centers throughout North America (14 of which are co-located at an FMS shop), at our branch locations or through our website at www.Usedtrucks.Ryder.com. Typically, before we offer used vehicles for sale, our technicians ensure that the vehicles are Road Ready®, which means that they have passed a comprehensive, multi-point performance inspection based on specifications formulated through our maintenance program. Our retail sales centers throughout North America allow us to leverage our maintenance expertise and strong brand reputation to realize higher sales proceeds than in the wholesale market. Given our focus on maximizing sales proceeds, we generally sell our used vehicles through retail centers for prices in excess of book value. However, the extent to which we are able to realize a gain on the sale of used vehicles is dependent upon various other factors, including the general state of the used vehicle market, the supply and demand for used commercial vehicles in retail and wholesale markets, the age and condition of the vehicle at the time of its disposal and vehicle depreciation estimates. In recent years, the general state of the used vehicle sales market has been particularly challenging, which has required us to sell many of our used vehicles below book value.

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

•
Deliver a consistent, industry-leading and cost-effective maintenance program to our customers through continued process improvement and re-design, productivity initiatives and technology improvements allowing us to obtain new business, including from our competitors; and

•	Optimize asset utilization and management, particularly with respect to our rental fleet, used vehicle operations and maintenance facility infrastructure.
Successfully driving our fleet growth strategy will require significant capital investments in lease and commercial rental vehicles. As a result, during periods of significant growth, our free cash flow may be negative due to capital outlay upfront to purchase vehicles that are leased over 3 to 10 year periods.

Competition
As an alternative to using our fleet management services, companies may choose to provide these services for themselves or to obtain similar or alternative services from other third-party vendors.
Our FMS business segment competes with companies providing similar services on a national, regional and local level. Many regional and local competitors provide services on a national level through their participation in various cooperative programs. We compete with finance lessors, truck and trailer manufacturers and independent dealers who provide full service lease products, finance leases, extended warranty maintenance, rental and other transportation services. We compete with other companies based on factors such as price, geographic coverage, equipment, maintenance, and service. With the growth of our on-demand maintenance product, we also face competition from managed maintenance providers who are hired to coordinate and manage the maintenance of large fleets of vehicles through a network of third-party maintenance providers. Value-added differentiation of the ChoiceLease, SelectCare and commercial rental services, as well as continued commitment to offer innovative products and solutions, such as natural gas and electric vehicles, have been and will continue to be our focus.

Dedicated Transportation Solutions
Value Proposition
Through our DTS business segment, we combine equipment, maintenance, drivers, administrative services and additional services to provide customers with a dedicated transportation solution that is designed to increase their competitive position, improve risk management and integrate their transportation needs with their overall supply chain. Such additional services include routing and scheduling, fleet sizing, safety, regulatory compliance, risk management, technology and communication systems support, including on-board computers and other technical support. These additional services allow us to mitigate, on behalf of our customers, labor challenges associated with maintaining a private fleet of vehicles, such as driver recruitment and retention, government regulation, including electronic logging devices and hours of service regulations, Department of Transportation (DOT) audits and workers’ compensation. Our DTS solution offers a high degree of specialization to meet the needs of customers with sophisticated service requirements such as tight delivery windows, high-value or time-sensitive freight distribution, closed-loop distribution, multi-stop shipments, specialized equipment and integrated transportation needs.
Market Trends
The U.S. dedicated contract carriage market is estimated to be $16 billion(1) from an addressable market of approximately $400 billion(2). This market is affected by many of the same trends that impact our FMS business, including the tightening of capacity in the current U.S. trucking market. The administrative requirements relating to regulations issued by the DOT regarding driver screening, training and testing, as well as record keeping and other costs associated with the hours of service requirements, make our DTS product an attractive alternative to private fleet and driver management. With the changes in the regulatory environment, including the electronic logging device mandate that became effective in late 2017, there continues to be increased pressure on the availability of qualified truck drivers, whose supply continues to tighten, and shippers continue to seek dedicated capacity from quality transportation and logistics providers. In addition, market demand for just-in-time delivery creates a need for well-defined routing and scheduling plans that are based on comprehensive asset utilization analysis and fleet rationalization studies offered as part of our DTS services.
Operations/Product Offerings
For the year ended December 31, 2018, our global DTS business accounted for 16% of our consolidated revenue. At December 31, 2018, we had 193 DTS customer accounts in the U.S. Because it is highly customized, our DTS product is particularly attractive to companies that operate in industries that have time-sensitive deliveries or special handling requirements, as well as companies who require specialized equipment. DTS accounts typically operate in a limited geographic area, and, therefore, most of the drivers assigned to these accounts are short haul drivers, meaning they return home at the end of each work day, which helps with driver retention. Although a significant portion of our DTS operations are located at customer facilities, our DTS business also utilizes and benefits from our extensive network of FMS facilities, including the FMS maintenance network that services all vehicles used in DTS solutions.
In order to customize an appropriate DTS transportation solution for our customers, our DTS logistics specialists perform a transportation analysis using advanced logistics planning and operating tools. Based on this analysis, they formulate a logistics design that includes the routing and scheduling of vehicles, the efficient use of vehicle capacity and overall asset utilization. The goal of each customized plan is to create a distribution system that optimizes freight flow while meeting a

(1) Armstrong & Associates - Third-Party Logistics Market Results and Trends for 2018, June 2018
(2) Addressable market as of September 2018, Class 3-8, IHS Markit Ltd. (formerly RL Polk) & Ryder Internal Estimates customer’s service goals. A team of DTS transportation specialists can then implement the plan by leveraging the resources, expertise and technological capabilities of both our FMS and SCS businesses.
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
DTS Business Strategy
Our DTS business strategy is to offer services to customers who need specialized equipment, specialized handling or integrated services. This strategy revolves around the following interrelated goals and priorities:
•Increase market share with customers in the energy and utility, metals and mining, retail, construction, dairy, and food and beverage industries;
•Leverage the support and talent of the FMS sales team to compel private fleet operators to outsource all or some of their transportation needs to us;
•Align the DTS business with other SCS product lines to create revenue opportunities and improve operating efficiencies in both segments; and
•Improve competitiveness in the non-specialized and non-integrated customer segments.
Competition
Our DTS business segment competes with other dedicated providers and truckload carriers servicing on a national, regional and local level. We compete with these companies based on a number of factors, including price, equipment options and features, maintenance, service and geographic coverage, driver availability and operations expertise. We are able to differentiate the DTS product offering by leveraging FMS and integrating the DTS services with those of SCS to create a more comprehensive transportation solution for our customers. Our strong safety record and focus on customer service also enables us to uniquely meet the needs of customers with high-value products that require specialized handling in a manner that differentiates us from truckload carriers.

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
Market Trends
Global logistics is an approximately $9.6 trillion market, of which approximately $968 billion is outsourced(1). Logistics spending in the markets we are targeting in North America equates to approximately $2.1 trillion, of which $238 billion is outsourced(1). Outsourced logistics is a market with significant growth opportunity. More sophisticated supply chain practices are required as supply chains expand and become more complex, and companies look for lower cost supply chain alternatives. In addition, disruptions from unexpected events such as natural disasters have caused companies to focus on risk management of their supply chains. The more complicated the supply chain or the product requirements, the greater the need for companies to utilize the expertise of supply chain solution providers.
Operations
For the year ended December 31, 2018, our global SCS business accounted for 29% of our consolidated revenue.

(1) Armstrong & Associates - Third-Party Logistics Market Results and Trends for 2018, June 2018

U.S.    At December 31, 2018, we had 360 SCS customer accounts in the U.S., most of which are large enterprises that maintain large, complex supply chains. Most of our core SCS business operations are geographically located to maximize efficiencies and reduce costs. At December 31, 2018, managed warehouse space totaled approximately 47 million square feet. We also concentrate certain logistics expertise in locations not associated with specific customer sites. For example, our carrier procurement, contract management, freight bill audit and payment services, and transportation optimization and execution groups operate out of our logistics centers in Novi, Michigan and Fort Worth, Texas.
Mexico. At December 31, 2018, we had 118 SCS customer accounts and managed warehouse space totaling approximately 5 million square feet. Our Mexico operations offer a full range of SCS services and manage approximately 21,200 border crossings each month between Mexico and the U.S. and Canada, often highly integrated with our distribution and transportation operations.
Canada.    At December 31, 2018, we had 44 SCS customer accounts and managed warehouse space totaling approximately 2.4 million square feet. Given the proximity of this market to our U.S. and Mexico operations, the Canadian operations are highly coordinated with their U.S. and Mexico counterparts, managing approximately 6,200 border crossings each month.
Singapore.    At December 31, 2018, we had 51 SCS customer accounts and managed warehouse space totaling approximately 290,000 square feet. In the second quarter of 2018, we committed to a plan to shutdown our Singapore business operations in 2019.
SCS Product Offerings
Distribution Management.    Our SCS business offers a wide range of services relating to a customer’s distribution operations, from designing a customer’s distribution network to managing distribution facilities. Services within the facilities generally include managing the flow of goods from the receiving function to the shipping function, coordinating warehousing and transportation for inbound and outbound material flows, handling import and export for international shipments, coordinating just-in-time replenishment of component parts to manufacturing and final assembly, and providing shipments to customer distribution centers or end customer delivery points, including support for e-commerce networks. Additional value-added services such as light assembly of components into defined units (kitting), packaging and refurbishment are also provided. For the year ended December 31, 2018, distribution management solutions accounted for 40% of our SCS revenue.
Dedicated Services.   Dedicated services are offered as part of an integrated supply chain solution to our customers. We fulfill transportation needs for our customers with a combination of outside carriers and dedicated services. The dedicated services offering combines the equipment, maintenance, drivers and additional services to provide a customer with a dedicated transportation solution that, combined with outside transportation, is designed to increase their competitive position, improve risk management and integrate their transportation needs with their overall supply chain. Such additional services include routing and scheduling, fleet sizing, safety, regulatory compliance, risk management, technology and communication systems support including on-board computer, and other technical support. These additional services allow us to mitigate, on behalf of our customers, labor challenges associated with maintaining a private fleet of vehicles, such as driver recruitment and turnover, government regulation (including hours of service regulations), DOT audits and workers' compensation. Our dedicated services solution offers a high degree of specialization to meet the needs of customers with sophisticated service requirements such as tight delivery windows, high value or time-sensitive distribution, closed-loop distribution, multi-stop shipments, specialized equipment and integrated transportation needs. Dedicated services operations are located at our customer facilities, and our dedicated offering utilizes and benefits from our extensive network of FMS facilities, which provides maintenance for all Ryder vehicles used in SCS solutions. For the year ended December 31, 2018, approximately 34% of our SCS revenue was related to dedicated services.
Transportation Management.    Our SCS business offers services relating to all aspects of a customer’s transportation network. Our team of transportation specialists provides shipment planning and execution, which includes shipment optimization, load scheduling and delivery confirmation through a series of technological and web-based solutions. Our transportation consultants, including our freight brokerage department, focus on carrier procurement of all modes of transportation with an emphasis on truck-based transportation, rate negotiation, and freight bill audit and payment services. In addition, our SCS business provides customers with capacity management services that are designed to meet backhaul opportunities and minimize excess miles. For the year ended December 31, 2018, we purchased or executed $6.7 billion in freight moves on our customers' behalf. For the year ended December 31, 2018, transportation management solutions accounted for 13% of our SCS revenue.
Last Mile.    On April 2, 2018, we acquired MXD Group, Inc. (MXD), an e-commerce fulfillment provider with a national network of facilities, including last mile delivery capabilities. The acquisition of MXD positions us as a competitive last mile delivery provider of big and bulky goods and significantly expands our e-commerce fulfillment capabilities. For the year ended December 31, 2018, last mile accounted for 7% of our SCS revenue.

Professional Services.    In conjunction with providing the SCS core services described previously, our SCS business offers a variety of knowledge-based services that support every aspect of a customer’s supply chain. Our SCS professionals are available to evaluate a customer’s existing supply chain to identify inefficiencies as well as opportunities for integration and improvement. Once the assessment is complete, we work with the customer to develop a supply chain strategy that will create the most value for the customer and their target clients. Once a customer has adopted a supply chain strategy, our SCS logistics team, supported by functional experts and representatives from our information technology, real estate and finance groups, work together to design a strategically focused supply chain solution. The solution may include both a network design that sets forth the number, location and function of key components of the network and a transportation solution that optimizes the mode or modes of transportation and route selection. In addition to providing the distribution and transportation expertise necessary to implement the supply chain solution, our SCS representatives can coordinate and manage all aspects of the customer’s supply chain provider network to assure consistency, efficiency and flexibility. For the year ended December 31, 2018, knowledge-based professional services accounted for 6% of our SCS revenue.
SCS Business Strategy
Our SCS business strategy is to offer our customers differentiated functional execution and proactive solutions from deep expertise in key industry verticals. The strategy revolves around the following interrelated goals and priorities:

•	Provide customers with best in class execution and quality through reliable and flexible supply chain solutions;

•	Develop innovative solutions and capabilities that drive value for our customer within our targeted industry verticals;

•	Create a culture of innovation and collaboration to share capabilities and solutions to meet our clients' needs;

•	Focus consistently on network optimization and continuous improvement; and

•	Execute on targeted sales and marketing growth strategies.
Competition
As an alternative to using our services, most companies choose to internally manage their own supply chains and logistics operations, although some choose to obtain similar or alternative services from other third-party vendors.
In the SCS business segment, we compete with a large number of companies providing similar services, each of which has a different set of core competencies. We compete with a handful of large, multi-service companies across all of our service offerings and industries. We also compete against other companies on specific service offerings (for example, in transportation management, distribution management or dedicated services) or with companies specializing in a specific industry. We face different competitors in each country or region where they may have a greater operational presence. We compete based on factors such as price, service offerings, market knowledge, expertise in logistics-related technology and overall performance (e.g. timeliness, accuracy, and flexibility).
ACQUISITIONS
In addition to our continued focus on organic growth, acquisitions play an important role in enhancing our growth strategy. In assessing potential acquisition targets in our FMS business segment, we look for companies that would create value through operating synergies, leveraging our existing facility infrastructure, improving our geographic coverage and diversifying our customer base. In our DTS business segment, we are focusing on strategies for growth, including acquisitions that enhance our technology capabilities, and expand our geographic density and vertical market sector. In our SCS business segment, we focus on adding capabilities and product offerings, potentially expanding into new industries, diversifying our customer base within our current industries, and improving our competitive position.
CYCLICALITY
Ryder's business is impacted by economic and market conditions. In a strong economic cycle, there is generally more demand for our fleet management, dedicated transportation and supply chain services. In a weak or volatile economy, demand for our services decreases and is considerably more unpredictable. Because of these factors, we have continued to focus on increasing the diversity of our customer base and strengthening our long-term business partnerships with our customers. Although we believe these efforts help mitigate the immediate impact of an economic downturn, during a protracted or severe economic downturn, customers are often unwilling to commit to a full-service lease or long-term supply chain contract. Because commercial rental and used vehicle sales are transactional, they are more cyclical in nature and are also heavily dependent on economic and market conditions, and results can vary significantly in both the short- and long-term. We mitigate some of the potential impact of an economic downturn through a disciplined and centralized approach to asset management. This approach allows us to manage the size, mix and location of our operating fleet and used vehicle inventories to try and maximize asset utilization and used vehicle proceeds in both strong and weak market conditions.

ADMINISTRATION
Our financial administrative functions for the U.S. and Canada, including credit, billing and collections are consolidated into our Shared Services Center, a centralized processing center located in Alpharetta, Georgia. Our Shared Services Center also manages contracted third parties providing administrative finance and support services outside of the U.S. in order to reduce ongoing operating expenses and maximize our technology capabilities. This centralization results in more efficient and consistent centralized processing of selected administrative operations. Certain administrative functions are also performed at the Shared Services Center for our customers. The Shared Services Center’s main objectives are to enhance customer service through process standardization.
REGULATION
Our business is subject to regulation by various federal, state, local and foreign governmental entities. The DOT and various federal and state agencies exercise broad powers over certain aspects of our business, generally governing such activities as authorization to engage in motor carrier operations, safety and financial reporting. The Federal Motor Carrier Safety Administration (FMCSA), under the DOT, manages a Compliance, Safety, Accountability initiative (known as "CSA"), partnering with state agencies designed to monitor and improve commercial vehicle motor safety, which uses roadside inspections and violations to measure motor carriers and drivers. The FMCSA also has regulations mandating electronic logging devices in commercial motor vehicles that impact various aspects of our dedicated, supply chain and rental businesses.
We are also subject to a variety of laws and regulations promulgated by national, state, provincial and local governments, including the U.S. Environmental Protection Agency and the Occupational Safety and Health Administration, which regulate safety, the management of hazardous materials, water discharges, air emissions, solid waste disposal and the release and cleanup of regulated substances. We must comply with licensing and other requirements imposed by the U.S. Department of Homeland Security and the U.S. Customs Service as a result of increased focus on homeland security and our Customs-Trade Partnership Against Terrorism certification. We may also become subject to new or more restrictive regulations imposed by these agencies or other authorities relating to carbon controls and reporting, engine exhaust emissions, drivers’ hours of service, wage and hour requirements, security including data privacy and cyber security and ergonomics.
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
In establishing appropriate environmental objectives and targets for our wide range of business activities around the world, we focus on (1) the needs of our customers; (2) the communities in which we provide services; and (3) relevant laws and regulations. We regularly review and update our environmental management procedures, and information regarding our environmental activities is routinely disseminated throughout Ryder. We publish a Corporate Sustainability Report, which includes metrics related to our environmental and safety performance. The report is publicly available on the company website at www.ryder.com by clicking on About Us and then selecting Sustainability. In addition, we have voluntarily submitted an annual report to the Carbon Disclosure Project (CDP) since 2008, disclosing direct and indirect emissions resulting from our operations, and earned leadership status for the quality of our disclosure reporting, most recently for the report submitted in 2018 for the 2017 performance year.
SAFETY
Our safety culture is founded upon a core commitment to the safety, health and well-being of our employees, customers and the community, a commitment that has made us a long-standing industry leader in safety. Safety is an integral part of our business strategy because preventing injuries and collisions improves employee quality of life, eliminates service disruptions to our customers, increases operational efficiency, and improves customer satisfaction. As a core value, our focus on safety is embedded in our day-to-day operations, reinforced by many safety programs and continuous operational improvement and supported by a talented and dedicated safety organization.
We deploy relevant vehicle safety systems in the vehicles we operate, including active brake assistance, lane departure warning systems, stability control, and others, to enhance safety performance. We also install aftermarket safety monitoring systems that provide effective means for our operations teams to measure and improve driver performance, including in-vehicle video event recorders. Training is also a key component of our safety program. Monthly safety training delivered by location safety committees cover specific and relevant safety topics and managers receive annual safety leadership training. In driving operations, we use certified driver trainers to on-board and train our drivers using first hand experienced certified driver trainers. Quarterly and remedial training is also delivered online to each driver through a highly interactive lesson platform. Regular safety behavioral observations are conducted by managers throughout the organization everyday and remedial training and coaching takes place on the spot. Our proprietary, web-based Safety Management System, RyderSafetyNetSM, delivers monthly proactive safety programs as well as safety compliance tasks tailored to every location monthly and helps measure safety activity effectiveness across the organization. Our safety policies require that all managers, supervisors and employees incorporate safe processes in all aspects of our business. Monthly safety scorecards are tracked and reviewed by management for progress toward key safety objectives.

EMPLOYEES
At December 31, 2018, we had approximately 39,600 full-time employees worldwide, of which 38,000 were employed in North America, 1,300 in Europe and 300 in Singapore. Currently we employ approximately 9,500 drivers and 6,300 technicians. We have approximately 25,500 hourly employees in the U.S., approximately 4,200 of which are organized by labor unions. Those employees organized by labor unions are principally represented by the International Brotherhood of Teamsters, the International Association of Machinists and Aerospace Workers and the United Auto Workers, and their wages and benefits are governed by 103 separate labor agreements which are renegotiated periodically. Although we have not experienced a material work stoppage or strike, these events can potentially occur given the types of businesses in which we currently engage. We consider the relationship with our employees to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position
Robert E. Sanchez	53	Chair and Chief Executive Officer
Art A. Garcia	57	Executive Vice President and Chief Financial Officer
Dennis C. Cooke	54	President, Global Fleet Management Solutions
John J. Diez	48	President, Dedicated Transportation Solutions
J. Steven Sensing	51	President, Global Supply Chain Solutions
Robert D. Fatovic	53	Executive Vice President, Chief Legal Officer and Corporate Secretary
John Gleason	62	Executive Vice President and Chief Sales Officer
Karen M. Jones	56	Executive Vice President and Chief Marketing Officer
Frank Lopez	44	Executive Vice President and Chief Human Resources Officer
Tim Fiore	63	Senior Vice President and Chief Procurement Officer
Rajeev Ravindran	53	Senior Vice President and Chief Information Officer
Frank Mullen	49	Vice President and Controller
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
Frank Lopez was appointed as Executive Vice President and Chief Human Resources Officer in February 2018.  Previously, Mr. Lopez held the positions of Chief Human Resources Officer since February 2016 and Senior Vice President, Global Human Resources Operations since July 2013.  Mr. Lopez joined Ryder in 2002 and has since held various positions within the Human Resources, Labor Relations and Legal functions.
Timothy (Tim) Fiore was appointed Senior Vice President and Chief Procurement Officer in March of 2018. He previously held the same role from 2002 to 2005.  Prior to his current role, Mr. Fiore was the Senior Vice President and Chief Procurement Officer of ThyssenKrupp NA, a manufacturer and supplier of automotive and industrial components and equipment, from 2012 until his retirement in 2014.  In that role, he was responsible for developing and implementing ThyssenKrupp’s first consolidated North American supply management program. He also serves as Chair of the Institute for Supply Management's Manufacturing Business Survey Committee since 2017. Over the course of his career, Mr. Fiore has also held senior supply management roles at Terex Corporation, Celanese Corporation, and United Technologies Corporation. Mr. Fiore holds a master’s degree in business administration with a technology focus and a master's in management from Rensselaer Polytechnic Institute, as well as a bachelor's degree in history from the University of Massachusetts in Amherst.
Rajeev Ravindran joined Ryder and was appointed Senior Vice President and Chief Information Officer in January 2018. Mr. Ravindran has over 20 years of IT leadership experience and was previously the CIO and Group Vice President at JM Enterprises since 2012. Prior to JM, Mr. Ravindran worked in IT leadership roles at various companies including Interactive Metronome, Asista.com, and AutoNation. Mr. Ravindran has a degree in Electrical & Computer Engineering from the University of Miami.
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

We make available through the Investor Relations page on our website at www.ryder.com our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. The SEC maintains an Internet site that contains our reports, proxy and information statements, and our other SEC filings. The address of the SEC's website is www.sec.gov.
In addition, our Corporate Governance Guidelines, Principles of Business Conduct and Board committee charters are posted on the Corporate Governance page of our website at www.ryder.com. Upon request to our Investor Relations page on our website at www.ryder.com, we will provide a copy of these documents to anyone, free of charge.

ITEM 1A. RISK FACTORS

The following is a cautionary discussion of the material risks and uncertainties that management believes affect us. Any of the following risks, as well as risks that we do not know or currently deem immaterial, could have a material adverse effect on our business, financial condition or results of operations. Accordingly, you should carefully consider the following risk factors in conjunction with all of the other information set forth in or incorporated by reference in this Form 10-K.

Decreased customer demand for transportation services due to adverse economic conditions or competitive and other factors could adversely impact our business and operating results.
The transportation industry is highly cyclical and highly susceptible to trends in economic activity. Weakness or uncertainty in economic conditions in the United States, and to a lesser extent the other geographic markets in which we operate, could adversely impact our business and operating results. Our business relies on the strength of our customers’ businesses and the level of confidence our customers have about current and future economic conditions and trends. Our vehicles are leased or rented to customers that transport goods commercially, so the demand for our products and services is tied directly to the production and sale of goods by our customers, and more generally, the health of the North American economy and overall levels of competition in the transportation and logistics industry. Because of this, our business may begin to slow before market slowdowns, at the point of customer uncertainty, and may recover later than market recoveries, as our customers may continue to feel uncertain about future market conditions. If uncertainty and lack of customer confidence around macroeconomic and transportation industry conditions increase, our future growth prospects, business and results of operations could be materially adversely affected.
Among our services and product offerings, demand for our longer-term contractual services is particularly susceptible to changes in economic and market conditions, as customers are often unwilling to commit to long-term lease, maintenance, dedicated services or supply chain contracts in a weak or volatile economy. Accordingly, any sustained weakness in demand or a protracted economic downturn can negatively impact performance and operating results in our longer-term contractual services, which include ChoiceLease and SelectCare contracts in our FMS business segment, dedicated services in our DTS business segment and supply chain and last mile delivery contracts in our SCS business segment.
We bear the residual risk on the value of our vehicles.

Impact on Used Vehicle Sales. We generally bear the residual risk on the value of our vehicles, which is the risk that we will not be able to resell our vehicles at a price equal to or above their expected residual values. If we overestimate a vehicle’s residual value this could contribute to lower gains or losses on sales of our used vehicles. A decline in market demand for used vehicles would likely result in a reduction in our residual values. Factors that could contribute to a decline in the market demand for used vehicles include an oversupply of trucks in the marketplace, concerns regarding the real or perceived quality, maintenance or condition of our vehicles, foreign exchange movements, or changes in technology that render select vehicle technology obsolete. Beginning in the latter part of 2015 and continuing through 2018, we experienced a weakening of conditions in the used vehicle sales market, which adversely affected used vehicle sales volume and pricing, especially for tractors. If the market for used vehicles declines further, or there is a concern regarding the quality, maintenance or condition of our vehicles, we may obtain lower sales proceeds upon the sale of used vehicles, which would likely negatively impact the residual value estimates of our operating fleet. We sell our used vehicles through various channels, including retail sales centers, at our branch locations, through our website at www.UsedTrucks.Ryder.com, as well as through the wholesale market. Pricing and demand for used vehicles varies among selling channels, particularly between the retail and wholesale markets, as we generally obtain lower proceeds on vehicles sold through wholesale channels. If we are unable to meet our targeted sales goals and inventory levels through our projected sales mix of retail versus wholesale, we may be required to sell more vehicles than planned through the wholesale market, which will impact our sales proceeds.

Impact on our ChoiceLease Product Line. Changes in residual values also impact the overall competitiveness of our ChoiceLease product line, as estimated sales proceeds are a significant component of the overall price of the lease. Additionally, technology changes and sudden changes in supply and demand, competitor pricing, together with other market factors beyond our control, vary from year to year and from vehicle to vehicle, making it difficult to accurately predict residual values used in calculating our depreciation expense. Although we have developed disciplines related to the management and maintenance of our leased vehicles designed to maximize the value of our used vehicles, there is no assurance that these practices will sufficiently reduce the residual risk.

For a detailed discussion on our accounting policies and assumptions relating to depreciation and residual values, please see “Critical Accounting Estimates - Depreciation and Residual Value Guarantees” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our profitability could be negatively impacted if our key operational assumptions and pricing structure prove to be invalid.
Substantially all of our DTS, ChoiceLease, SelectCare and SCS services are provided under contractual arrangements with our customers. These contractual arrangements include pricing terms that are subject to a number of key operational assumptions including, but not limited to:

•	with respect to our DTS contracts, market wages, availability of labor, insurance rates and other operating costs that experience market fluctuations;

•	with respect to our ChoiceLease and SelectCare contracts, maintenance expense, and residual values; and

•	with respect to our SCS contracts, the scope of services, production volumes, operational efficiencies, the mix of fixed versus variable costs, productivity and other factors.

If we are incorrect in our assumptions, or, as a result of subsequent changes in customer demand or other market forces that are outside of our control, these assumptions prove to be invalid, we could have lower margins than anticipated in a contract or segment, lose business, or be unable to offer competitive products and services. For example, our DTS and SCS services are highly customized and offer a high degree of specialization to meet the needs of our customers. We may not be able to adjust the pricing terms in some of our DTS and SCS contracts in the event any of our assumptions prove to be incorrect or invalid. As a result, if we do not accurately predict the costs to us to execute the DTS or SCS contract, it could result in a significant decrease in revenue or loss on the contract that could adversely affect our operating results and financial condition. Additionally, although some of our DTS or SCS contracts provide for renegotiation upon a material change, there is no assurance that we will be successful in obtaining the necessary price adjustments.
Our capital intensive business requires us to make capital decisions based upon projected customer activity levels and market demand for our commercial rental product line.
We make significant investments in vehicles to support our rental business based on anticipated customer demand. We make commitments to purchase the vehicles many months in advance of the expected use of the vehicle and seek to optimize the size and mix of the commercial rental fleet based on demand projections and various other factors. As a result, our business is dependent on our ability to accurately estimate future levels of rental activity and consumer preferences to effectively capitalize on market demand in order to drive the highest levels of utilization and revenue per unit. Missing our projections could result in too much or too little capacity in our rental fleet. Overcapacity could require us to dispose of vehicles at lower than anticipated pricing levels or result in asset write-downs, and undercapacity could negatively impact our ability to reliably provide rental vehicles to our customers, each of which could result in lower revenues, higher costs and an adverse impact on profitability. We employ a sales force and operations team on a full-time basis to manage and optimize this product line; however, their efforts may not be sufficient to overcome unforeseen changes in market demand in the rental business. In contrast, in our ChoiceLease product line, we typically do not purchase vehicles until we have an executed contract with a customer.
We operate in a highly regulated industry, and changes in existing regulations or costs of compliance with, or liability for violation of, existing or future regulations could have a material adverse effect on our business.
Our business is subject to regulation by various federal, state, local and foreign governmental agencies. In the United States, we are regulated by the Department of Transportation (DOT) as well as local, state and federal agencies that exercise broad powers over our motor carrier operations, safety and the generation, handling, storage, treatment and disposal of waste materials. The Federal Motor Carrier Safety Administration (FMCSA), under the DOT, also manages a compliance and enforcement initiative partnering with state agencies designed to monitor and improve commercial vehicle motor safety. We are also subject to other regulations relating to our business, employees and customers, including labor and employment laws, international laws and regulations governing our foreign operations and environmental laws and regulations, among others.
Compliance with existing laws and regulations has involved, and we expect will continue to involve, significant time commitments and costs, and in recent years, we have seen an increase in proactive regulatory enforcement. In addition, new laws, rules or regulations may be adopted or interpretative changes to existing regulations could be issued at any time. Any new initiatives could further increase our costs or operating complexity and our ability to offer certain services in the jurisdictions in which we operate.
Our failure to comply with any existing or future laws, rules or regulations to which we are, or may become subject, whether actual or alleged, could have a material adverse effect on our business and on our ability to access the capital required to operate our business. Among other things, any such failure could expose us to reputational harm, loss of business, fines, penalties or potential litigation liabilities, including costs, settlements and judgments, as well as the loss of operating authority and restrictions on our operations. For example, the DOT periodically conducts compliance reviews to ensure compliance with its safety and other rules and regulations, and evaluates the safety rating assessed to motor carriers (“satisfactory”, “conditional” or “unsatisfactory”). The receipt of a final “conditional” or “unsatisfactory” safety rating due to deficiencies in our safety and compliance program could have a material adverse effect on our customer relationships, as some of our existing customer contracts require a “satisfactory” DOT safety rating. Moreover, if we fail to comply with DOT regulations, including our failure to maintain a “satisfactory” DOT safety rating, the DOT could levy fines and require us to cease all transportation services under our operating authority, which could have a material adverse effect on our business.
In addition, the FMCSA’s enforcement and compliance programs, designed to monitor and improve commercial motor vehicle safety by measuring the safety record of both the motor carrier and the driver, may shrink the industry’s pool of drivers.   This and the shortage of qualified drivers could increase the costs to attract, train and retain qualified drivers as well as increase driver turnover, decrease asset utilization, limit growth, and adversely impact our results of operations.
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

•
compliance with environmental laws and regulations, including regulations imposed by the U.S. Environmental Protection Agency (EPA) on exhaust emissions and increasingly stringent regulations related to climate change, which may impose restrictions on our activities or require us to take certain actions, all of which may, over time, increase our costs and adversely affect our business and results of operations; and

•	compliance with health and safety laws and regulations imposed by the Occupational Safety and Health Administration (OSHA).

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

In recent years, our industry has been characterized by rapid changes in technology, leading to innovative transportation and logistics concepts that have impacted or have the potential to significantly impact our business model, competitive landscape and the industries of our customers and suppliers. For example, new concepts are currently under development for more advanced electric vehicles, automatic or semi-automatic self-driving vehicles and drones. Additional innovations impacting the transportation, trucking and supply chain/logistics industries are likely that we cannot yet foresee. In addition, there is a rapidly growing demand for e-commerce services, last mile home delivery and asset- and freight-sharing services, which continue to disrupt the transportation industry.

Our inability to quickly adapt to and adopt new innovations in products and processes desired by our customers may result in a significant loss of demand for our service offerings. In addition, advances in technology may require us to increase investments in order to remain competitive, and our customers may not be willing to accept higher prices to cover the cost of these investments. Our lease and rental fleets could become unfavorable with our customers or obsolete within a relatively short period of time, and we may no longer be able to find buyers for our used vehicles. An increase in customer use of electric vehicles could reduce the demand for our vehicle maintenance services, diesel vehicles and related offerings. Likewise, self-driving vehicles may reduce the demand for our dedicated service offerings, where, in addition to a vehicle, Ryder provides a driver as part of an integrated, full service customer solution. While we are actively engaged in developing strategic partnerships with new technology providers, developing new products, and evaluating emerging technology, we cannot be certain that such initiatives will be successful or timely, and our failure to successfully and timely implement any of these initiatives could have an adverse impact on our financial condition or results of operations.

We face risks related to cybersecurity attacks and other breaches of our systems and information technology.
We depend on the proper functioning and availability of our information systems in operating our business. It is important that the data processed by these systems remains confidential, as it often includes sensitive customer information, confidential customer transaction data, employee records, and key financial and operational results and statistics. Failure to prevent or mitigate data loss or system intrusions from cybersecurity attacks or other security breaches could expose us, our vendors, or our customers to a risk of loss or misuse of such information, adversely affect our operating results, restrict or prevent operations or financial reporting, result in litigation or potential liability and otherwise harm our business. Likewise, data privacy breaches from our systems could expose personally identifiable information of our employees or contractors, sensitive customer data, or vendor data to unauthorized persons, adversely impacting our customer service, employee relationships and our reputation. We maintain an information security program, which consists of safeguards and controls to help ensure that our core fundamentals of confidentiality, integrity and availability are supported, but we cannot ensure that we will be able to prevent or mitigate all such data breaches or cyberattacks.
In addition, some of our software applications are utilized by third parties who provide outsourced administrative functions. Such third parties may have access to information we maintain about our company, customers, employees and vendors or operate systems that are critical to our business operations and services. These third parties are subject to risks imposed by data breaches, cyberattacks and other events or actions that could damage, disrupt or close down their networks or systems.
Our information systems are protected through physical and software safeguards as well as backup systems considered appropriate by management. However, threats to network and data security are becoming increasingly diverse and sophisticated. While we have significant security processes and initiatives in place, we may be unable to fully detect, mitigate or protect against a material breach or disruption in the future. In addition, efforts to prevent, detect and mitigate data breaches and cyberattacks subject us to additional costs. We have cyber insurance coverage in place that may cover certain events described above, subject to deductibles and coverage limitations. It is possible that claims could exceed the limits of our coverage. Further, such insurance may not address or cover injury to reputation or loss of business that may result should such an attack be material.
In addition, regulatory authorities have increased their focus on how companies collect, process, use, store, share and transmit personal data. New privacy security laws and regulations, including the United Kingdom’s Data Protection Act 2018 (“DPA”) and the European Union General Data Protection Regulation 2016 (“GDPR”), pose increasingly complex and rigorous compliance challenges, which may increase our compliance costs. Any failure to comply with data privacy laws and regulations could result in significant penalties, fines, legal challenges and reputational harm.
Failure to maintain, upgrade and consolidate our information technology networks could adversely affect us.
Our success depends on the functionality of information technology systems to support our service offerings. Extended delays or cost overruns in securing, developing and otherwise implementing technology solutions to support our business and the business initiatives we will be developing in the future would delay and possibly prevent us from realizing the projected benefits of these initiatives. In addition, our reputation with our customers may suffer if outages, system failures or delays in timely access to data occur in our information technology systems that support key business processes.
We are continuously upgrading and consolidating our information technology systems by enhancing legacy systems, replacing legacy systems with successor systems and acquiring new systems with enhanced functionality. These types of activities subject us to additional costs and inherent risks associated with replacing and modifying our existing systems, including impairment of our ability to provide our services, disruption of our internal control structure, substantial capital expenditures, additional administration and operating expenses, retention of sufficiently skilled personnel to implement and operate the new systems, demands on management time, disruptions in our business operations, and other risks and costs of delays or difficulties in transitioning to new systems or integrating new systems into our current systems. Our system implementations may not result in productivity improvements at a level that outweighs the costs of implementation, or at all.
We are in the process of embarking on a multi-year Enterprise Resource Planning (ERP) project. This new system is designed to improve efficiencies and integrate and automate certain internal financial, operating, and other applications that are critical to our business operations. The implementation, operation, and proper functionality of the ERP system will require a significant investment of human, technological, and financial resources. While we expect to invest significant resources in planning, project management, consulting and training to minimize disruptions to our business during the conversion to the new ERP system, it is possible that significant implementation, operational, and functionality issues may arise. It is further possible that we may experience significant delays, increased costs, and other difficulties that are not presently contemplated and that may interfere with our ability to meet our customer service requirements. If we encounter unforeseen problems with regard to our new ERP system, our business, operations and financial condition could be adversely affected.
We operate in a highly competitive industry and our business may suffer if we are unable to adequately address potential downward pricing pressures and other competitive factors.
The transportation industry is highly competitive. We face competition in all geographic markets and each industry sector in which we operate. Increased competition or our inability to compete successfully may lead to a reduction in revenues, reduced profit margins, increased pricing pressure, or a loss of market share, any one of which could affect our financial results. Numerous competitive factors could impair our ability to maintain our current profitability, including the following:

•	our inability to obtain expected customer retention levels or sales growth targets;

•	we compete with many other transportation and logistics service providers, some of which have greater capital resources or lower cost structures than we do;

•	our inability to compete with new entrants in the transportation and logistics market that may offer similar services at lower cost or have greater technological capabilities;

•	customers may choose to provide the services we provide for themselves;

•
our competitors may periodically reduce their prices to gain business, especially during times of declining economic growth, which may limit our ability to maintain or increase prices or impede our ability to maintain or grow our market share;

•	many customers periodically accept bids from multiple carriers for their shipping needs, and this process may depress rates or result in the loss of some of our business to competitors;

•	the continuing trend toward consolidation in the trucking industry may result in larger carriers with greater financial resources than we have;

•	advances in technology require increased investments to remain competitive, and our customers may not be willing to accept higher prices to cover the cost of these investments; and

•
because cost of capital is a significant competitive factor, any increase in either the cost of our debt or equity as a result of reductions in our debt rating or stock price volatility could have a significant impact on our competitive position.

Failure to execute our growth strategy and develop, market and consistently deliver high-quality services that meet customer expectations may cause our revenue and earnings to suffer.
Our long-term growth strategy is to target clients new to outsourced transportation and logistics services and thereby expand the market for our services. We seek to execute our growth strategy by providing operational excellence, superior talent and best-in-class information technology. By providing high-quality leasing services, we aim to attract customers that traditionally have only been interested in operating their own transportation and logistics networks.

To successfully execute on this strategy, we must continue to focus on developing innovative solutions that meet our existing and target customers’ evolving needs and keep pace with our competitors. Expanding our service offerings to entice and support new clients may strain our management, capital resources, information systems and customer service. We may also need to hire new employees, which may increase costs and may result in temporary inefficiencies until those employees become proficient in their jobs.
Notwithstanding our efforts, new or enhanced service offerings may not meet customer demands, prove to be profitable or succeed in the long term. If we do not respond to current customer needs and establish new, and further develop existing, customer relationships, our ability to maintain a competitive advantage and continue to grow our business could be negatively affected.
We may be negatively impacted by adverse events in the global credit and financial markets.
Our business is highly capital intensive and we have significant ongoing capital requirements that could affect our profitability if we are unable to obtain sufficient capital. In general, we rely in large part upon global credit and financial markets to fund our operations and contractual commitments as well as refinance existing debt. These markets can experience high levels of volatility for numerous reasons and our access to capital could be constrained for extended periods of time. Our ability to raise capital may be materially reduced and/or our borrowing costs may significantly increase if, among other things, access to public investment grade debt becomes limited or closed, we lose access to our global revolving credit facility, or funding costs increase due to the loss of an investment grade rating, a severe economic downturn or rising interest rates. Significant uncertainty, volatility, disruptions or downturns in the global credit and financial markets may also result in:

•	restricted access to capital and an increased cost of capital;

•	diminished liquidity and credit availability resulting in higher short- or long-term borrowing costs and more stringent borrowing terms;

•	unanticipated interest rate and currency exchange rate fluctuations; and

•	increased risk of default by counterparties under derivative instruments and hedging agreements;

As of December 31, 2018, we had $6.6 billion of outstanding indebtedness. If we are unable to raise additional capital by accessing the debt and equity markets, our ability to operate our business, including refreshing, replacing and/or growing our vehicle fleets, and refinance existing debt will be impaired, which could have a material adverse effect on our operating results.
New lease accounting rules may negatively impact customer demand for our ChoiceLease product and increase operating costs in future periods.
Demand for our ChoiceLease product line is based in part on customers’ decisions to lease rather than buy vehicles. A number of factors can impact whether customers decide to lease or buy vehicles, including economic benefits, accounting considerations, tax treatment, interest rates and operational flexibility. In February 2016, the Financial Accounting Standards Board issued a new standard on lease accounting. Most notably, the new approach eliminates off-balance sheet treatment of leases and require lessees to recognize a right-of-use asset and a lease liability on their balance sheets for all leases with a term of greater than 12 months. As a result of these changes, leasing could be perceived as a less attractive option for some of our full-service lease customers.
This new accounting standard must be implemented by public companies beginning with fiscal years that start after December 15, 2018. In order to comply with the new accounting standard, we have invested significant effort in analyzing our existing lease arrangements and assessing the appropriate treatment. This has required incremental resources and could continue to increase operating costs in future periods. Additionally, our failure to timely implement the new guidance could result in inaccurate or incomplete presentation of our financial statements.
We and the vehicle and equipment manufacturers in our FMS business rely on a small number of suppliers.
We buy vehicles and related equipment from a relatively small number of original equipment manufacturers (OEMs) in our FMS business. Some of our vehicle manufacturers rely on a small concentration of suppliers for certain vehicle parts, components and equipment. A discrete event in a particular OEM’s or supplier’s industry or location, or adverse regional economic conditions impacting an OEM or supplier’s ability to provide vehicles or a particular component, could adversely impact our FMS business and profitability. In addition, our business and reputation could also be negatively impacted if any parts, components or equipment from one of our suppliers suffer from broad-based quality control issues or become the subject of a product recall and we are unable to obtain replacement parts from another supplier in a timely manner.
We derive a significant portion of our SCS and DTS segment revenue from a relatively small number of customers.
During 2018, sales to our top ten SCS customers representing all of the industry groups we service accounted for 56% of our SCS total revenue and 48% of our SCS operating revenue (total revenue less fuel and subcontracted transportation). Additionally, approximately 40% of our global SCS revenue is from the automotive industry and is directly impacted by automotive vehicle production. Our top ten DTS customers accounted for 49% of DTS total revenue and 40% of DTS operating revenue. The loss of any of these customers or a significant reduction in the services provided to any of these customers could materially and adversely impact our operating results. While we continue to focus our efforts on diversifying our customer base, we may not be successful in doing so.
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
In addition, many of our customers operate in cyclical or seasonal industries, or operate in industries, including the food and beverage industry, that may be impacted by unanticipated weather, growing conditions (such as drought, insects or disease), natural disasters and other conditions over which we have no control. A downturn in our customers’ businesses or unanticipated events impacting their businesses could cause a reduction in freight volume shipped by those customers or a reduction in their need for our SCS or DTS services, which could materially and adversely affect our operating results and financial condition.
We may face difficulties in attracting and retaining drivers and technicians.
Drivers. We hire drivers primarily for our DTS and SCS business segments. There is significant competition for qualified drivers in the transportation industry. Additionally, interventions and enforcement under the FMCSA Compliance, Safety, Accountability program may shrink the industry’s pool of drivers as those drivers with unfavorable scores may no longer be eligible to drive for us. As a result of driver shortages, we could be required to increase driver compensation, let trucks sit idle, utilize lower quality drivers or face difficulty meeting customer demands, all of which could adversely affect our growth and profitability.
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
Failure to successfully negotiate with our union employees may result in strikes, work stoppages, or substantially higher labor costs.
We have approximately 4,200 employees that are organized by labor unions whose wages and benefits are governed by 103 labor agreements that are renegotiated periodically. A material work stoppage, slowdown or strike involving our employees organized by labor unions could result in business disruptions or higher operating costs, which could have an adverse effect on our financial position, results of operations, or cash flows.
Volatility in assumptions and asset values related to our pension plans may adversely affect the valuation of our obligations under our defined benefit pension plans, the current funding levels under our defined benefit pension plans and our pension expense.
 We historically sponsored a number of defined benefit plans for employees not covered by union-administered plans, including certain employees in foreign countries. The aggregate projected benefit obligations and plan assets of our global defined benefit pension plans as of December 31, 2018, were $2.1 billion and $1.7 billion, respectively. The difference between plan obligations and assets, or the funded status of the plans, is a significant factor in determining pension expense and the ongoing funding requirements of those plans. Macroeconomic factors, as well as changes in investment returns and discount rates used to calculate pension expense and related assets and liabilities, can be volatile and may have an unfavorable impact on our costs and funding requirements. Although we have actively sought to control increases in these costs and funding requirements through investment policies and plan contributions, there can be no assurance that we will succeed, and continued cost and funding requirement pressure could reduce the profitability of our business and negatively impact our cash flows.
We are subject to risk of multi-employer pension plan withdrawal.
We participate in certain U.S. multi-employer pension (MEP) plans that provide defined benefits to employees covered by collective bargaining agreements. In the event that we withdraw from participation in any of these plans, then applicable law could require us to make an additional lump-sum contribution to the plan. Our withdrawal liability for any MEP plan would depend on the extent of the plan’s funding of vested benefits. Economic conditions have caused MEP plans to be significantly underfunded. As a result, although we have taken steps in recent years to withdraw from significantly underfunded MEP plans, we may still have liability for at least a period of time following our withdrawal. If the financial condition of the MEP plans were to continue to deteriorate, we could be subject to additional assessments.

We may fail to establish sufficient insurance reserves and adequately estimate for future workers’ compensation and vehicle liabilities.
We are partially self-insured for vehicle liability and workers’ compensation claims. Our self-insurance accruals are based on actuarially estimated, undiscounted cost of claims, which includes claims incurred but not reported. While we believe that our estimation processes are well designed and comply with generally accepted accounting principles (GAAP) and other accounting and finance best practices, any projection of losses concerning workers’ compensation and vehicle insurance is subject to a considerable degree of variability. The causes of this variability include litigation trends, claim settlement patterns and fluctuations in the frequency or severity of accidents. If actual losses incurred are greater than those anticipated, our self-insurance reserves may be insufficient and additional costs could be recorded in our consolidated financial statements. If we suffer a substantial loss in excess of our self-insured limits, the loss and attendant expenses may be covered by traditional insurance and excess insurance the Company has in place, but if not covered or above such coverages, losses could harm our business, financial condition or results of operations. For a detailed discussion on our accounting policies and assumptions relating to our self-insurance reserves, please see the “Critical Accounting Estimates - Self-Insurance Accruals” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
We face litigation risks that could have a material adverse effect on the operation of our business.
We face litigation risks regarding a variety of issues, including without limitation, accidents involving our trucks and injuries to employees, alleged violations of federal and state labor and employment laws, such as class-action lawsuits alleging wage and hour violations and improper pay, securities laws, environmental liability and other matters. These proceedings may be time-consuming, expensive and disruptive to normal business operations. The defense of such lawsuits could result in significant expense and the diversion of our management’s time and attention from the operation of our business. In recent years, several insurance companies have stopped offering coverage to trucking companies as a result of increases in the severity of automobile liability claims and higher costs of settlements and verdicts, causing the cost of such insurance to increase. This trend could adversely affect our ability to obtain suitable insurance coverage or further increase the cost for such coverage significantly, each of which may adversely affect our financial condition, results of operations, liquidity or cash flows. Costs we incur to defend or to satisfy a judgment or settlement of these claims may not be covered by insurance or could exceed the amount of that coverage or increase our insurance costs and could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.
Damage to our reputation through unfavorable publicity or the actions of our employees could adversely affect our financial condition.
Our success depends on our ability to consistently deliver operational excellence and strong customer service. Our inability to deliver our services and solutions as promised on a consistent basis, or our customers having a negative experience or otherwise becoming dissatisfied, can negatively impact our relationships with new or existing customers and adversely affect our brand and reputation, which could, in turn, adversely affect revenue and earnings growth. Adverse publicity (whether or not justified) relating to activities by our employees, contractors, agents or others with whom we do business, such as customer service mishaps or noncompliance with laws, could tarnish our reputation and reduce the value of our brand. With the increase in the use of social media outlets such as Facebook, YouTube, Instagram and Twitter, adverse publicity can be disseminated quickly and broadly, making it increasingly difficult for us to effectively respond. This unfavorable publicity could also require us to allocate significant resources to rebuild our reputation.

Future acts of terrorism, war or regulatory changes to combat the risk of terrorism may cause significant disruptions in our operations.
Terrorist attacks, along with any government response to those attacks, may adversely affect our financial condition, results of operations or liquidity. Our fleet, other key infrastructure and information technology systems may be targets or indirect casualties of acts of terror, other harmful acts, or war. Further, because transportation assets continue to be a target of terrorist activities, federal, state and local governmental bodies are proposing and, in some cases, have adopted legislation and regulations relating to security issues that impact the transportation industry, including checkpoints and travel restrictions on large trucks. If additional security measures disrupt or impede the timing of our operations, we may fail to meet the requirements of our customers or incur increased expenses to do so. In addition, complying with these or future regulations could continue to increase our operating costs and reduce operating efficiencies. We maintain insurance coverages addressing these risks and we have received U.S. Patriot Act protections for our security practices related to the rental of our assets. However, such insurance may be inadequate or become unavailable, premiums charged for some or all of the insurance could increase dramatically, regulations may change or U.S. Patriot Act protections could be reduced. These changes could exacerbate the effects of an act of terrorism on our business, resulting in a significant business interruption, increased costs and liabilities and decreased revenues or an adverse impact on results of operation.
Our business may be affected by uncertainty or changes in U.S. or global social, political or regulatory conditions.
Adverse developments in laws, policies or practices in the U.S. and internationally can negatively impact our business and the business of our customers. Negative domestic and international global trade conditions as a result of social, political or regulatory changes or perceptions could materially affect our business, financial conditions and results of operations.
 We provide services both domestically and to a lesser extent outside of the U.S., which subjects our business to various additional risks, including:

•	changes in tariffs, trade restrictions, trade agreements and taxes;

•	varying tax regimes, including consequences from changes in applicable tax laws;

•	difficulties in managing or overseeing foreign operations and agents;

•	foreign currency fluctuations and limitations on the repatriation of funds due to foreign currency controls;

•	different liability standards;

•	the price and availability of fuel;

•	uncertainty and changes to political and regulatory regimes as a result of changing social, political, regulatory and economic environments in the U.S. and internationally;

•	national and international conflict, including terrorist acts; and

•	intellectual property laws of countries that do not protect our rights in intellectual property to the same extent as the laws of the U.S.

If we do not correctly anticipate changes in social, political or regulatory conditions or their impact on the transportation industry, we may not alter our business practices in time to avoid adverse effects. Additionally, the occurrence or consequences of any of these factors may restrict our ability to operate in the affected region and/or decrease the profitability of our operations in that region.
Our suppliers may also be affected by changes in the political and regulatory environment, both in the U.S. and internationally. Negative impacts on our suppliers could result in disruptions in the supply and availability of equipment or services needed for our business that could in turn affect our ability to operate and serve our customers as planned.
Rumors of, or actual, changes to current U.S. international trade agreements, such as the North American Free Trade Agreement (“NAFTA”) and other trade agreements, may lead to fewer goods transported and we may need to restructure certain terms of business with suppliers or customers. On October 1, 2018, the Trump administration announced that the U.S. had reached an agreement with Canada and Mexico on the United States-Mexico-Canada Trade Agreement (“USMCA”),

which is being proposed to replace NAFTA. This USMCA is subject to congressional approval, which is not expected until 2019, and various components of the agreement would not be effective until 2020. The full impact of this agreement on us, our customers and on the economic conditions in our states is currently unknown.
The market value of our common stock may fluctuate and could be substantially affected by various factors.
We expect that the market price of our common stock will continue to fluctuate due to a variety of factors, some of which are beyond our control. These factors include, among others:

•	actual or anticipated variations in earnings, financial or operating performance or liquidity;

•	changes in analysts’ recommendations or projections;

•	failure to meet analysts’ and our Company's projections;

•	general political, social, economic and capital market conditions;

•	announcements of developments related to our business;

•	operating and stock performance of other companies deemed to be peers;

•	actions by government regulators; and

•	news reports of trends, concerns and other issues related to us or our industry, including changes in regulations.

Our common stock price may fluctuate significantly in the future, and these fluctuations may be unrelated to our performance. General market price declines or market volatility in the future could adversely affect the price of our common stock, and the current market price of our common stock may not be indicative of future market prices.
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
We maintain 611 FMS properties in the U.S., Puerto Rico and Canada; we own 413 of these and lease the remaining 198. Our FMS properties are primarily comprised of maintenance facilities generally including a repair shop, rental counter, fuel service island, administrative offices, and used vehicle retail sales centers.
Additionally, we manage 184 on-site maintenance facilities, located at customer locations.
We also maintain 241 locations in the U.S. and Canada in connection with our domestic SCS business. Almost all of our SCS locations are leased and generally include a warehouse and administrative offices.
We maintain 118 international locations (locations outside of the U.S. and Canada) for our international businesses. There are 53 locations in the U.K. and Germany, 63 locations in Mexico and 2 locations in Singapore. The majority of these locations are leased and may be a repair shop, warehouse or administrative office.
Additionally, we maintain 11 U.S. locations primarily used for Central Support Services. These facilities are generally administrative offices, of which we own three and lease the remaining eight.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Ryder Common Stock
 Our common shares are listed on the New York Stock Exchange under the trading symbol “R.” At January 31, 2019, there were 6,697 common stockholders of record.
Performance Graph
The following graph compares the performance of our common stock with the performance of the Standard & Poor’s MidCap 400 Index and the Dow Jones Transportation 20 Index for a five year period by measuring the changes in common stock prices from December 31, 2013 to December 31, 2018.

Dollars
165
145
125
105
85
65

	2013	2014	2015	2016	2017	2018
■ Ryder System, Inc.	$100.00	128.03	79.85	107.28	124.37	73.40
▲ MidCap 400 Index	$100.00	109.74	107.34	129.60	150.63	133.91
● Dow Jones Index	$100.00	125.07	104.11	127.36	151.58	132.90

The stock performance graph assumes for comparison that the value of the Company’s Common Stock and of each index was $100 on December 31, 2013, and that all dividends were reinvested. Past performance is not necessarily an indicator of future results.

Purchases of Equity Securities
The following table provides information with respect to purchases we made of our common stock during the quarter ended December 31, 2018:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Number of Shares That May Yet Be Purchased Under the Anti-Dilutive Program (2)
October 1 through October 31, 2018	55	$61.82	—	1,131,111
November 1 through November 30, 2018	55,930	55.93	55,930	1,075,181
December 1 through December 31, 2018	628	48.02	—	1,075,181
Total	56,613	$55.85	55,930
______________

(1)
During the three months ended December 31, 2018, we purchased an aggregate of 683 shares of our common stock in employee-related transactions. Employee-related transactions may include: (i) shares of common stock delivered as payment for the exercise price of options exercised or to satisfy the option holders’ tax withholding liability associated with our share-based compensation programs and (ii) open-market purchases by the trustee of Ryder’s deferred compensation plans relating to investments by employees in our stock, one of the investment options available under the plans.

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

ITEM 6. SELECTED FINANCIAL DATA
The following selected consolidated financial information should be read in conjunction with Items 7 and 8 of this report. During 2018, we adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) and ASU No. 2016-15, Statement of Cash Flows, and have retrospectively adjusted 2017 and 2016 for the impact of the adoption of these new accounting standards.

	Years ended December 31
	2018	2017	2016	2015	2014
	(Dollars and shares in thousands, except per share amounts)
Operating Data:
Total Revenue	$8,409,215	7,297,054	6,758,138	6,571,893	6,638,285
Operating Revenue (1)	$6,693,385	6,040,380	5,790,897	5,561,077	5,252,217
Earnings from continuing operations (2), (3)	$275,607	792,289	265,232	305,989	220,225
Comparable earnings from continuing operations (3), (4)	$306,160	241,101	291,080	326,485	294,279
Net earnings (2), (3), (5)	$273,298	791,832	263,069	304,768	218,341
Per Share Data:
Earnings from continuing operations -Diluted (2), (3)	$5.21	14.90	4.95	5.73	4.14
Comparable earnings from continuing operations -Diluted (3), (4)	$5.79	4.53	5.43	6.10	5.53
Net earnings -Diluted (2), (3), (5)	$5.17	14.89	4.91	5.71	4.11
Cash dividends	$2.12	1.80	1.70	1.56	1.42
Book value (3), (6)	$54.79	53.66	38.49	37.15	34.30
Financial Data:
Total assets (3)	$13,051,084	11,463,999	10,912,213	10,952,580	9,837,776
Average assets (3), (7)	$12,226,718	11,145,399	11,057,955	10,464,001	9,594,878
Return on average assets (%) (3), (7)	2.2	7.1	2.4	2.9	2.3
Long-term debt	$5,693,646	4,583,582	4,599,864	4,868,097	4,681,240
Total debt	$6,623,598	5,409,651	5,391,274	5,502,627	4,717,524
Shareholders’ equity (3), (6)	$2,910,327	2,841,671	2,057,620	1,987,111	1,819,087
Debt to equity (%) (3), (6)	228	191	262	277	259
Average shareholders’ equity (3), (6), (7)	$2,873,655	2,206,939	2,053,039	1,894,917	1,925,824
Return on average shareholders’ equity (%) (3), (6), (7)	9.5	35.9	12.8	16.1	11.3
Adjusted return on average capital (%) (3), (7), (8)	4.9	4.2	4.8	5.8	5.8
Net cash provided by operating activities from continuing operations	$1,635,095	1,547,986	1,601,022	1,441,788	1,382,818
Net cash provided by (used in) financing activities from continuing operations	$1,093,446	(155,115)	(185,922)	731,485	311,650
Net cash used in investing activities from continuing operations (9)	$(2,746,492)	(1,365,504)	(1,407,347)	(2,161,355)	(1,704,510)
Free cash flow (10)	$(944,025)	189,722	193,675	(727,714)	(315,116)
Capital expenditures paid	$3,050,409	1,860,436	1,905,157	2,667,978	2,259,164
Other Data:
Average common shares — Diluted	52,696	52,988	53,361	53,260	53,036
Number of vehicles — Owned and leased	201,600	186,200	185,100	185,200	174,100
Average number of vehicles — Owned and leased	193,300	185,200	185,400	180,500	172,800
Number of employees	39,600	36,100	34,500	33,100	30,600
____________________

(1)
Non-GAAP financial measure.  Refer to the “Non-GAAP Financial Measures” section in Item 7 for a reconciliation of total revenue to operating revenue, as well as the reasons management believes these measures are important to investors.

(2)	2017 amounts reflect tax benefit as a result of the 2017 Tax Cuts and Jobs Act. Refer to Note 14 , "Income Taxes ," for additional information.

(3)
Reflects impact in 2017 and 2016 of the adoption of new revenue recognition accounting standard in 2018. Refer to Note 1, "Summary of Significant Accounting Policies (Part II, Item 8 of this Form 10-K) for further discussion.

(4)
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

(5)
Net earnings in 2018, 2017, 2016, 2015 and 2014, included losses from discontinued operations of $2.3 million, or $0.04 per diluted common share, $0.5 million, or $0.01 per diluted common share, $2 million, or $0.04 per diluted common share, $1 million, or $0.02 per diluted common share, and $2 million, or $0.03 per diluted common share, respectively.

(6)
Shareholders’ equity at December 31, 2018, 2017, 2016, 2015 and 2014, reflected cumulative after-tax equity charges of $712 million, $567 million, $627 million, $577 million, and $584 million, respectively, related to our pension and postretirement plans.

(7)	Amounts were computed using an 8-point average based on quarterly information.

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

(9)
Reflects impact of including restricted cash within cash and cash equivalents in our statements of consolidated cash flows in 2017 and 2016 from the adoption of ASU 2016-15 in 2018. Refer to Note 2, "Recent Accounting Pronouncements," for additional information.

(10)
Non-GAAP financial measure. Refer to the “Non-GAAP financial measures” section in Item 7 of this report for a reconciliation of net cash provided by operating activities to free cash flow, as well as the reasons why management believes this measure is important to investors.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with our consolidated financial statements and related notes contained in Item 8 of this report on Form 10-K. The following MD&A describes the principal factors affecting results of operations, financial resources, liquidity, contractual cash obligations, and critical accounting estimates. The information presented in the MD&A is for the years ended December 31, 2018, 2017 and 2016 unless otherwise noted.
OVERVIEW
Ryder is a global leader in transportation and supply chain management solutions. Our operating segments are aggregated into reportable business segments based upon similar economic characteristics, products, services, customers and delivery methods. We report our financial performance based on three business segments: (1) FMS, which provides full service leasing and leasing with flexible maintenance options, commercial rental, and contract or transactional maintenance services of trucks, tractors and trailers to customers principally in the U.S., Canada and the U.K.; (2) DTS, which provides turnkey transportation solutions in the U.S. that includes dedicated vehicles, drivers and engineering and administrative support; and (3) SCS, which provides integrated logistics solutions, including distribution, management, dedicated transportation and professional services primarily in North America. Dedicated transportation services provided as part of an integrated, multi-service, supply chain solution to SCS customers are reported in the SCS business segment.
The FMS business, our largest segment, had total revenue (net of intercompany eliminations) and assets in 2018 of $4.68 billion and $11.70 billion, respectively, representing 56% of our consolidated revenue and 90% of consolidated assets. DTS total revenue and assets in 2018 were $1.33 billion and $325 million, respectively, representing 16% of our consolidated revenue and 2% of consolidated assets. SCS total revenue and assets in 2018 were $2.40 billion and $1.09 billion, respectively, representing 29% of our consolidated revenue and 8% of consolidated assets.
We operate in highly competitive markets. Our customers select us based on numerous factors including service quality, price, technology and service offerings. As an alternative to using our services, customers may choose to provide these services for themselves, or may choose to obtain similar or alternative services from other third-party vendors. Our customer base includes enterprises operating in a variety of industries including food and beverage service (21%), transportation and logistics (21%), automotive (11%), retail and consumer goods (11%), industrial (8%), housing (8%), technology (7%), business and personal services (5%) and other (9%). In 2018, we acquired MXD, an e-commerce fulfillment provider with a national network of facilities, including last mile delivery capabilities. This acquisition added $164 million to our total revenue in 2018.
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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

The following discussion provides a summary of financial highlights that are discussed in more detail throughout our MD&A and within the Notes to Consolidated Financial Statements:

				Change
	2018	2017	2016	2018/2017	2017/2016
	(Dollars in thousands, except per share amounts)
Total revenue	$8,409,215	7,297,054	6,758,138	15%	8%
Operating revenue (1)	6,693,385	6,040,380	5,790,897	11%	4%

Earnings from continuing operations before income taxes (EBT)	$373,861	314,545	407,256	19%	(23)%
Comparable EBT (2)	406,509	370,506	449,923	10%	(18)%
Earnings from continuing operations (3)	275,607	792,289	265,232	(65)%	199%
Comparable earnings from continuing operations (2)	306,160	241,101	291,080	27%	(17)%
Net earnings (3)	273,298	791,832	263,069	(65)%	201%
Earnings per common share (EPS) — Diluted
Continuing operations (3)	$5.21	14.90	4.95	(65)%	201%
Comparable (2)	5.79	4.53	5.43	28%	(17)%
Net earnings (3)	5.17	14.89	4.91	(65)%	203%
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

(3)	2017 amounts reflect a tax benefit as a result of the 2017 Tax Cuts and Jobs Act. Refer to Note 14 , "Income Taxes ," in the Notes to Consolidated Financial Statements for additional information.
In 2018, total revenue increased 15% to $8.41 billion and operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation) increased 11% to $6.69 billion. Total revenue increased due to new business and higher volumes in all segments. Total and operating revenue growth also reflects the second quarter acquisition of MXD. Total revenue also grew from higher fuel costs passed through to customers. EBT increased 19% in 2018, reflecting higher operating results in all business segments and lower pension expense.
Cash provided by operating activities from continuing operations increased 6% to $1.64 billion in 2018 compared with $1.55 billion in 2017, reflecting higher pre-tax earnings, partially offset by an increase in net working capital. Free cash flow from continuing operations (a non-GAAP financial measure) decreased to $(944) million in 2018 from $190 million in 2017, primarily due to higher capital expenditures.
Capital expenditures increased 63% to $3.17 billion in 2018, reflecting higher planned investments in our ChoiceLease and commercial rental fleets. Our debt balance of $6.62 billion at December 31, 2018, increased 22% from the prior year. Our debt to equity ratio increased to 228% from 191% in 2017. The increase in our debt balance and in our debt to equity ratio reflects higher planned vehicle capital spending as well as acquisitions.
We increased our annualized dividend rate by 17% to $2.16 per share of common stock during 2018.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

2019 Outlook

In 2019, we anticipate solid earnings growth across all business segments. Higher expected earnings are driven by contractual revenue growth from record sales results in 2018 as well as the strength of our sales pipeline. We forecast record ChoiceLease fleet growth of 11,000 vehicles, driven by a continued trend toward outsourcing, our ongoing sales and marketing initiatives, and expansion with existing customers. We expect solid rental revenue growth, primarily in the expanding light- and medium-duty truck markets. In DTS and SCS, we expect revenue growth and margin expansion due to improved operating performance. Overall used vehicle results are expected to be modestly lower than the prior year due to slightly lower market pricing expectations on increased volumes. We continue to reduce our long-term residual value estimates on vehicles in operation and accelerating depreciation on vehicles we expect to make available for sale through mid-2020.
We are planning significantly higher capital expenditures in 2019, primarily due to increased investments to grow and refresh our lease fleet, more than offsetting decreased rental capital spending. We expect to deliver higher operating cash flow of $2 billion, reflecting the returns from several years of fleet investment. Free cash flow is forecast at negative $1.1 billion, reflecting increased capital spending to support contractual fleet growth and replacement.
We are in the process of embarking on a multi-year Enterprise Resource Planning (ERP) project. This new system is designed to improve efficiencies and integrate and automate certain internal financial, operating, and other applications that are critical to our business operations.
Ryder will adopt a new lease accounting standard effective January 1, 2019. The new standard changes the timing of revenue recognition to better align with maintenance costs. Maintenance costs increase as vehicles age and, accordingly, maintenance revenue will be recognized as costs are expected to be incurred resulting in deferred maintenance revenue, with the most significant deferral taking place during the first several years of new equipment contracts due to lower maintenance costs. Historically, approximately 35% of ChoiceLease revenue relates to maintenance and is subject to deferred recognition. The new standard will impact Ryder’s consolidated financial position and results of operations on a one-time and ongoing basis. There will be no impact on cash flow or earnings over the life of the lease contract. A deferred revenue balance will be established to reflect the adjusted recognition pattern of our maintenance related revenue for Ryder’s ChoiceLease product as if it had been accounted for under the standard since inception.
We expect the one-time, after-tax cumulative effect adjustment to recognize deferred revenue to have a material impact by reducing shareholders’ equity.  The annual impact to results will vary depending on, among other factors, distribution of lease fleet by age, vehicle/type lease term and percentages of leases fulfilled with new versus used vehicles. Going forward, earnings volatility associated with lease fleet age is expected to be reduced as maintenance revenue will be more aligned with maintenance costs.  As a result of the impact from the lease accounting standard, we are revising our debt to equity leverage target to 250-300% from the prior target of 200-250%.
These statements are based on our current plans and expectations and are subject to risks, uncertainties and assumptions. We caution readers that certain important factors could cause actual results and events to differ significantly from those expressed. For a detailed description of certain of these risk factors, please see “Item 1A-Risk Factors” of this Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

FULL YEAR CONSOLIDATED RESULTS

Revenue and cost of revenue by source
Total revenue increased 15% in 2018 to $8.41 billion and increased 8% in 2017 to $7.30 billion. Operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation) increased 11% in 2018 to $6.69 billion and increased 4% in 2017 to $6.04 billion. The following table summarizes the components of the change in revenue on a percentage basis versus the prior year:

	2018		2017
	Total	Operating	Total	Operating
Organic, including price and volume	11%	10%	7%	4%
Acquisitions	2	1	—	—
Fuel	2	—	1	—
Total increase	15%	11%	8%	4%
Lease and Rental

				Change
	2018	2017	2016	2018/2017	2017/2016
	(Dollars in thousands)
Lease and rental revenues	$3,508,136	3,237,685	3,170,952	8%	2%
Cost of lease and rental	2,566,257	2,355,043	2,234,284	9%	5%
Gross margin	941,879	882,642	936,668	7%	(6)%
Gross margin %	27%	27%	30%
Lease and rental revenues represent ChoiceLease and commercial rental product offerings within our FMS business segment. Revenues increased 8% in 2018 and 2% in 2017, from higher ChoiceLease revenue, driven by growth in the average ChoiceLease fleet (up 4% in 2018 and 2% in 2017) and higher prices on replacement vehicles. Lease and rental revenue growth in 2018 also reflects higher commercial rental revenue driven by stronger demand and higher pricing. ChoiceLease revenue growth in 2017 was partially offset by lower commercial rental revenue reflecting weaker demand.
Cost of lease and rental represents the direct costs related to lease and rental revenues. These costs are comprised of depreciation of revenue earning equipment, maintenance costs (primarily repair parts and labor), and other fixed costs such as licenses, insurance and operating taxes. Cost of lease and rental excludes interest costs from vehicle financing, which are reported within "Interest expense" in our Consolidated Statements of Earnings. Cost of lease and rental increased 9% in 2018 and 5% in 2017. In both years, cost of lease and rental reflected higher depreciation and maintenance costs due to a larger average lease fleet, depreciation policy changes and accelerated depreciation of $39 million in 2018 and $30 million in 2017. In 2018, depreciation and maintenance costs also increased from a larger average rental fleet. In 2017, higher depreciation and maintenance costs in the lease fleet were offset by lower depreciation and maintenance on a smaller average rental fleet, and maintenance spending also increased as the number of vehicles being prepared for sale returned to more normal levels and due to an increase in the age of the fleet. Changes in estimated residual values and useful lives of revenue earning equipment effective January 1 of each respective year negatively impacted cost of lease and rental by $40 million in 2018 and $4 million in 2017.
Lease and rental gross margin increased 7% and gross margin as a percentage of revenue stayed flat at 27% in 2018. The 2018 increase in gross margin dollars was due to increased commercial rental utilization, reflecting strong demand, and lease fleet growth, partially offset by higher depreciation from residual value changes as well as accelerated depreciation and higher maintenance costs on certain older model vehicles. Lease and rental gross margin decreased 6% and gross margin as a percentage of revenue decreased to 27% in 2017, due to increased maintenance costs, accelerated depreciation and lower commercial rental demand.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Services

				Change
	2018	2017	2016	2018/2017	2017/2016
	(Dollars in thousands)
Services revenue	$4,280,834	3,538,869	3,123,448	21%	13%
Cost of services	3,655,794	2,970,803	2,574,132	23%	15%
Gross margin	625,040	568,066	549,316	10%	3%
Gross margin %	15%	16%	18%
Services revenue represents all the revenues associated with our DTS and SCS business segments as well as SelectCare with our FMS business segment. Services revenue increased 21% in 2018 and 13% in 2017 due to new business, increased volumes and higher pricing in SCS and DTS. Services revenue also reflects the MXD acquisition and benefits from higher fuel costs passed through to our DTS and SCS customers in both periods.
Cost of services represents the direct costs related to services revenue and is primarily comprised of salaries and employee-related costs, subcontracted transportation (purchased transportation from third parties), maintenance costs and fuel. Cost of services increased 23% and 15% in 2018 and 2017, respectively, due to higher volumes and higher fuel costs.
Services gross margin increased 10% and 3% in 2018 and 2017, respectively, reflecting benefits from revenue growth in our DTS and SCS segments. In 2018, benefits from revenue growth were partially offset by higher costs incurred during the start-up phase of a new DTS customer account. In 2017, benefits from revenue growth were partially offset by lower operating performance on certain SCS contracts and increased maintenance costs on certain older model year vehicles in DTS. Services gross margin as a percentage of revenue decreased to 15% in 2018, reflecting a change in the mix of business. Services gross margin as a percentage of revenue decreased to 16% in 2017, reflecting lower operating performance on certain SCS contracts and higher vehicle maintenance costs in DTS.
Fuel

				Change
	2018	2017	2016	2018/2017	2017/2016
	(Dollars in thousands)
Fuel services revenue	$620,245	520,500	463,738	19%	12%
Cost of fuel services	605,613	507,440	448,306	19%	13%
Gross margin	14,632	13,060	15,432	12%	(15)%
Gross margin %	2%	3%	3%
Fuel services revenue represents fuel services provided to our FMS customers. Fuel services revenue increased 19% in 2018 and 12% in 2017 due to higher fuel costs passed through to customers.
Cost of fuel services includes the direct costs associated with providing our customers with fuel. These costs include fuel, salaries and employee-related costs of fuel island attendants and depreciation of our fueling facilities and equipment. Cost of fuel services increased 19% in 2018 and 13% in 2017 due to higher fuel costs.
Fuel services gross margin increased 12% in 2018 and decreased 15% in 2017. Fuel services gross margin as a percentage of revenue decreased to 2% in 2018 and remained at 3% in 2017. Fuel is largely a pass-through to customers for which we realize minimal changes in margin during periods of steady market fuel prices. However, fuel services margin is impacted by sudden increases or decreases in market fuel prices during a short period of time as customer pricing for fuel is established based on trailing market fuel costs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

				Change
	2018	2017	2016	2018/2017	2017/2016
	(In thousands)
Other operating expenses	$125,323	115,507	113,461	8%	2%
Other operating expenses include costs related to our owned and leased facilities within the FMS business segment such as depreciation, rent, insurance, utilities and taxes. These facilities are utilized to provide maintenance to our FMS customers. Other operating expenses increased in 2018 due to higher facility maintenance and weather-related utility costs. Other operating expenses in 2017 were largely in line with the results from the year-earlier period.

				Change
	2018	2017	2016	2018/2017	2017/2016
	(Dollars in thousands)
Selling, general and administrative expenses (SG&A)	$854,807	871,224	804,229	(2)%	8%
Percentage of total revenue	10%	12%	12%
SG&A expenses decreased 2% in 2018 and increased 8% in 2017. SG&A expenses as a percent of total revenue decreased to 10% in 2018 after remaining at 12% in 2017. The 2018 decrease was primarily due to cost savings initiatives implemented during 2018 and lower compensation-related costs. The increase in 2017 was due to higher compensation-related costs and professional fees, as well as a $5 million estimated pension settlement charge for the exit from a U.S. multi-employer pension plan.

				Change
	2018	2017	2016	2018/2017	2017/2016
	(In thousands)
Non-operating pension costs	$7,541	27,741	37,593	(73)%	(26)%
Non-operating pension costs includes the components of our net periodic benefit cost other than service cost. These components include interest cost, expected return on plan assets, amortization of actuarial loss and prior service cost. Non-operating pension costs decreased by $20 million in 2018, due to the benefit of favorable asset returns in 2017 and lower interest rates, partially offset by a pension settlement charge of $3 million related to employee benefit settlements from our U.K. pension plan. Non-operating pension costs decreased by $10 million in 2017, primarily due to a one-time charge of $8 million in 2016 to reflect 2009 pension benefit improvements that were not fully reflected in our pension benefit obligation.

				Change
	2018	2017	2016	2018/2017	2017/2016
	(In thousands)
Used vehicle sales, net	$(21,739)	(17,241)	972	(26)%	NM
Used vehicle sales, net includes gains from sales of used vehicles, selling costs associated with used vehicles and write-downs of vehicles held for sale to fair market value. Used vehicle sales, net declined to a loss of $22 million in 2018, due to lower gains from sales of used vehicles driven by the mix and volume of units sold in the current year, partially offset by lower inventory valuation adjustments. Used vehicle sales, net decreased to a loss of $17 million in 2017, due to a drop in the market value of trucks and tractors, which resulted in lower gains on sales of used vehicles and higher fair market value write-downs.
Global average proceeds per unit in 2018 increased for both tractors and trucks primarily due to a higher mix of retail sales, as well as lower average age of vehicles sold and improved market pricing. The following table presents the used vehicle pricing changes for 2018 and 2017 compared with the respective prior years:

	Proceeds per unit change
	2018/2017	2017/2016

Tractors	12%	(12)%
Trucks	9%	(12)%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

				Change
	2018	2017	2016	2018/2017	2017/2016
	(Dollars in thousands)
Interest expense	$178,560	140,350	147,843	27%	(5)%
Effective interest rate	3.0%	2.6%	2.7%
Interest expense increased 27% to $179 million in 2018, reflecting a higher effective interest rate and higher average outstanding debt. The higher effective interest rate in 2018 reflects the replacement of lower fixed interest rate debt with debt issuances at higher fixed rates as well as the impact on variable rate debt of an increasing interest rate environment. The increase in average outstanding debt reflects higher planned vehicle capital spending as well as acquisitions. Interest expense decreased 5% to $140 million in 2017, reflecting a lower average outstanding debt level and a lower effective interest rate. The lower average outstanding debt level in 2017 reflects lower vehicle capital spending. The lower effective interest rate in 2017 reflects the replacement of higher interest rate debt with debt issuances at lower fixed rates.

	2018	2017	2016
	(In thousands)
Miscellaneous income, net	$5,387	44,245	13,068
Refer to Note 28, Miscellaneous Income, Net in the Notes to Consolidated Financial Statements for a discussion of the changes in miscellaneous income, net.

	2018	2017	2016
	(In thousands)
Restructuring and other charges, net	$25,107	21,405	5,074
Refer to Note 5, “Restructuring and Other Charges, Net” in the Notes to Consolidated Financial Statements for further discussion.

				Change
	2018	2017	2016	2018/2017	2017/2016
	(Dollars in thousands)
Provision for (benefit from) income taxes	$98,254	(477,744)	142,024	NM	NM
Effective tax rate from continuing operations	26.3%	(151.9)%	34.9%
Our provision for income taxes and effective income tax rates from continuing operations are impacted by discrete items such as enacted tax law changes (including the 2017 Tax Cut and Jobs Act), settlement of tax audits, out of period adjustments to deferred tax items and the reversal of reserves for uncertain tax positions due to the expiration of statutes of limitation. In the aggregate, these items reduced the effective rate by 1.1% in 2018, 188.2% in 2017 and 0.8% in 2016. In 2018, the effective tax rate also decreased due to a lower federal rate associated with the 2017 Tax Cuts and Jobs Act. Refer to Note 14, “Income Taxes” in the Notes to Consolidated Financial Statements for further discussion.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

FULL YEAR OPERATING RESULTS BY BUSINESS SEGMENT

				Change
	2018	2017	2016	2018/2017	2017/2016
	(In thousands)
Revenue:
Fleet Management Solutions	$5,255,227	4,733,571	4,556,194	11%	4%
Dedicated Transportation Solutions	1,333,313	1,095,645	1,020,543	22	7
Supply Chain Solutions	2,398,144	1,937,352	1,609,356	24	20
Eliminations	(577,469)	(469,514)	(427,955)	(23)	(10)
Total	$8,409,215	7,297,054	6,758,138	15%	8%

Operating Revenue: (1)
Fleet Management Solutions	$4,407,572	4,043,762	3,947,740	9%	2%
Dedicated Transportation Solutions	870,537	789,294	774,319	10	2
Supply Chain Solutions	1,765,336	1,507,548	1,352,077	17	11
Eliminations	(350,060)	(300,224)	(283,239)	(17)	(6)
Total	$6,693,385	6,040,380	5,790,897	11%	4%

EBT:
Fleet Management Solutions	$324,345	313,002	371,126	4%	(16)%
Dedicated Transportation Solutions	61,236	55,346	63,204	11	(12)
Supply Chain Solutions	133,570	103,561	106,477	29	(3)
Eliminations	(63,594)	(53,275)	(50,148)	(19)	(6)
	455,557	418,634	490,659	9	(15)
Unallocated Central Support Services	(49,048)	(48,128)	(40,736)	(2)	(18)
Non-operating pension costs	(7,541)	(27,741)	(29,943)	NM	NM
Restructuring and other items, net	(25,107)	(28,220)	(12,724)	NM	NM
Earnings from continuing operations before income taxes	$373,861	314,545	407,256	19%	(23)%
  ————————————

(1)
Non-GAAP financial measures. Refer to the “Non-GAAP Financial Measures” section of this MD&A for a reconciliation of total revenue to operating revenue, and segment total revenue to segment operating revenue for FMS, DTS and SCS, as well as the reasons why management believes these measures are important to investors.

As part of management’s evaluation of segment operating performance, we define the primary measurement of our segment financial performance as EBT from continuing operations, which includes an allocation of Central Support Services (CSS), and excludes non-operating pension costs, restructuring and other items, net, as described in Note 5, “Restructuring and Other Charges, Net,” and the items discussed in Note 25, “Other Items Impacting Comparability,” in the Notes to Consolidated Financial Statements. CSS represents those costs incurred to support all business segments, including human resources, finance and procurement, corporate services and public affairs, information technology, health and safety, legal, marketing and corporate communications.
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
The following table sets forth equipment contribution included in EBT for our DTS and SCS business segments:

				Change
	2018	2017	2016	2018/2017	2017/2016
	(In thousands)
Equipment Contribution:
Dedicated Transportation Solutions	$36,527	31,029	32,731	18%	(5)%
Supply Chain Solutions	27,067	22,246	17,417	22	28
Total (1)	$63,594	53,275	50,148	19%	6%
  ————————————

(1)	Total amount is included in FMS EBT.
DTS and SCS equipment contribution increased 18% and 22%, respectively, in 2018, primarily driven by new business.
The following table provides items excluded from our segment EBT measure and their classification within our Consolidated Statements of Earnings:

Description	Consolidated Statements of Earnings Line Item	2018	2017	2016
		(In thousands)
Goodwill impairment	Restructuring and other charges, net	$(15,513)	—	—
Restructuring (1)	Restructuring and other charges, net	$(9,594)	(10,500)	(5,074)
Fees related to cost-savings program (2)	Restructuring and other charges, net	—	(10,905)	—
Restructuring and other charges, net		(25,107)	(21,405)	(5,074)
Non-operating pension costs (3)	Non-operating pension costs	(7,541)	(27,741)	(29,943)
Tax reform related bonus (2)	SG&A	—	(23,278)	—
Operating tax adjustment (2)	SG&A	—	(2,205)	—
Gain on sale of property (2)	Miscellaneous income	—	24,122	—
Pension related adjustment (4)	SG&A	—	(5,454)	—
Pension related adjustment (4)	Non-operating pension costs	—	—	(7,650)
		$(32,648)	(55,961)	(42,667)
________________

(1)	See Note 5 , "Restructuring and Other Charges, Net," in the Notes to Consolidated Financial Statements for additional information.

(2)	See Note 25, “Other Items Impacting Comparability,” in the Notes to Consolidated Financial Statements for additional information.

(3)	See Note 29 “Segment Reporting,” in the Notes to Consolidated Financial Statements for additional information.

(4)	See Note 23, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements for additional information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Fleet Management Solutions

				Change
	2018	2017	2016	2018/2017	2017/2016
	(Dollars in thousands)
ChoiceLease	$2,856,800	2,688,717	2,573,638	6%	4%
SelectCare	502,835	464,056	449,729	8	3
Commercial rental	960,606	813,539	846,331	18	(4)
Other	87,331	77,450	78,042	13	(1)
Fuel services revenue	847,655	689,809	608,454	23	13
FMS total revenue (1)	$5,255,227	4,733,571	4,556,194	11%	4%

FMS operating revenue (2)	$4,407,572	4,043,762	3,947,740	9%	2%

FMS EBT	$324,345	313,002	371,126	4%	(16)%

FMS EBT as a % of FMS total revenue	6.2%	6.6%	8.1%	(40) bps	(150) bps

FMS EBT as a % of FMS operating revenue (1) (2)	7.4%	7.7%	9.4%	(30) bps	(170) bps
____________________

(1)	Includes intercompany fuel sales from FMS to DTS and SCS.

(2)
Non-GAAP financial measures. Reconciliations of FMS total revenue to FMS operating revenue and FMS EBT as a % of FMS total revenue to FMS EBT as a % of FMS operating revenue, as well as the reasons why management believes these measures are important to investors are included in the “Non-GAAP Financial Measures” section of this MD&A.

FMS total revenue increased 11% to $5.26 billion in 2018 and 4% in 2017 to $4.73 billion. FMS operating revenue (a non-GAAP measure excluding fuel) increased 9% in 2018 to $4.41 billion and 2% in 2017 to $4.04 billion. The following table summarizes the components of the change in revenue on a percentage basis versus the prior year:

	2018		2017
	Total	Operating (1)	Total	Operating (1)
Organic, including price and volume	8%	9%	2%	2%
Fuel	3	—	2	—
Total increase	11%	9%	4%	2%
  ————————————

(1)
Non-GAAP financial measure. A reconciliation of FMS total revenue to FMS operating revenue as well as the reasons why management believes this measure is important to investors is included in the "Non-GAAP Financial Measures" section of this MD&A.

2018 versus 2017
ChoiceLease revenue increased 6% in 2018, reflecting a larger average fleet size and higher prices on replacement vehicles. The average number of ChoiceLease vehicles increased 4% from the prior year, reflecting continued solid sales activity. We expect favorable ChoiceLease comparisons to continue next year due to the impact of a strong 2018 sales year, as well as expected sales in 2019. Commercial rental revenue increased 18% in 2018 due to stronger demand and higher pricing. We expect favorable commercial rental comparisons next year based on a continued strong demand environment but to a lesser extent than experienced in 2018. SelectCare revenue increased 8% in 2018 due to sales activity and increased volumes. Fuel services revenue increased 23% in 2018 due to higher fuel costs passed through to customers.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

FMS EBT increased 4% in 2018, primarily driven by growth in commercial rental and ChoiceLease, as well as cost savings initiatives implemented during 2018. These benefits were partially offset by higher depreciation of $40 million due to residual value changes and accelerated depreciation of $9 million to vehicles expected to be made available for sale through June 2020; higher compensation-related expenses, including commissions paid to fund growth; and unfavorable self-insurance developments. Commercial rental performance improved in 2018, due to increased utilization reflecting stronger demand and higher pricing. Rental power fleet utilization was 79.2% in 2018, up from 75.6% in 2017, on a 10% larger average rental power fleet. ChoiceLease comparisons benefited from fleet growth. Used vehicle sales results declined $4 million, reflecting lower gains from sales of used vehicles due to the mix and volume of units sold, partially offset by lower inventory valuation adjustments.

2017 versus 2016
ChoiceLease revenue increased 4% in 2017, reflecting a larger average fleet size and higher prices on replacement vehicles. The average number of ChoiceLease vehicles increased 2% from the prior year, reflecting continued solid sales activity. Commercial rental revenue decreased 4% in 2017 due to lower demand. SelectCare revenue increased 3% in 2017 due to new business and higher volumes. Fuel services revenue increased 13% in 2017 due to higher fuel costs passed through to customers.
FMS EBT decreased 16% in 2017 due to increased accelerated depreciation of $21 million, lower used vehicle sales and commercial rental results. These decreases were partially offset by improved SelectCare and ChoiceLease performance. The increase in accelerated depreciation reflects a full year of accelerated depreciation and the expansion of acceleration to vehicles expected to be made available for sale through June 2019. Used vehicle sales results declined $18 million primarily due to lower pricing. Commercial rental performance declined due to lower demand. However, rental power fleet utilization was 75.6% in 2017, up from 74.7% in 2016 on a 6% smaller average rental power fleet, reflecting fleet right-sizing actions taken during the year. SelectCare performance was driven by new business and increased volumes. ChoiceLease comparisons benefited from growth in fleet size and higher per vehicle pricing.
The following table provides commercial rental statistics on our global fleet:

				Change
	2018	2017	2016	2018/2017	2017/2016
	(Dollars in thousands)
Rental revenue from non-lease customers (1)	$566,612	517,874	528,892	9%	(2)%
Rental revenue from lease customers (2)	$393,994	295,665	317,439	33%	(7)%
Average commercial rental power fleet size – in service (3), (4)	32,800	29,700	31,500	10%	(6)%
Commercial rental utilization – power fleet (3)	79.2%	75.6%	74.7%	360 bps	90 bps
______________

(1)	Also includes additional vehicles rented to lease customers, incremental to the lease fleet.

(2)	Represents revenue from rental vehicles provided to our existing ChoiceLease customers, generally in place of a lease vehicle.

(3)	Number of units rounded to nearest hundred and calculated using quarterly average unit counts.

(4)	Excluding trailers.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Our global fleet of owned and leased revenue earning equipment and SelectCare vehicles, including vehicles under on-demand maintenance, is summarized as follows (number of units rounded to the nearest hundred):

				Change
	2018	2017	2016	2018/2017	2017/2016
End of period vehicle count
By type:
Trucks (1)	81,700	76,400	73,300	7%	4%
Tractors (2)	74,000	66,000	67,900	12	(3)
Trailers (3)	44,700	42,600	42,800	5	—
Other	1,200	1,200	1,100	—	9
Total	201,600	186,200	185,100	8%	1%

By ownership:
Owned	200,200	184,900	183,700	8%	1%
Leased	1,400	1,300	1,400	8	(7)
Total	201,600	186,200	185,100	8%	1%

By product line:
ChoiceLease	149,300	139,100	136,500	7%	2%
Commercial rental	42,600	37,800	37,800	13	—
Service vehicles and other	2,800	3,300	3,300	(15)	—
Active units	194,700	180,200	177,600	8	1
Held for sale	6,900	6,000	7,500	15	(20)
Total	201,600	186,200	185,100	8	1
Customer vehicles under SelectCare contracts	56,300	54,400	49,000	3	11

Average vehicle count
By product line:
ChoiceLease	143,100	137,600	134,400	4%	2%
Commercial rental	41,000	37,500	39,200	9	(4)
Service vehicles and other	3,100	3,400	3,400	(9)	—
Active units	187,200	178,500	177,000	5	1
Held for sale	6,100	6,700	8,400	(9)	(20)
Total	193,300	185,200	185,400	4	—

Customer vehicles under SelectCare contracts	55,600	52,100	49,200	7%	6%

Customer vehicles under SelectCare on-demand (4)	23,200	24,500	21,000	(5)%	17%

Total vehicles serviced	272,100	261,800	255,600	4%	2%
__________________

(1)	Generally comprised of Class 1 through Class 7 type vehicles with a Gross Vehicle Weight (GVW) up to 33,000 pounds.

(2)	Generally comprised of over the road on highway tractors and are primarily comprised of Class 8 type vehicles with a GVW of over 33,000 pounds.

(3)	Generally comprised of dry, flatbed and refrigerated type trailers.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

The totals in the previous table include the following non-revenue earning equipment for the global fleet (number of units rounded to the nearest hundred):

				Change
Number of Units	2018	2017	2016	2018/2017	2017/2016
Not yet earning revenue (NYE)	4,500	2,900	1,700	55%	71%
No longer earning revenue (NLE):
Units held for sale	6,900	6,000	7,500	15	(20)
Other NLE units	4,300	3,400	4,400	26	(23)
Total	15,700	12,300	13,600	28%	(10)%
NYE units represent new vehicles on hand that are being prepared for deployment to a lease customer or into the rental fleet. Preparations include activities such as adding lift gates, paint, decals, cargo area and refrigeration equipment. For 2018, the number of NYE units increased 55% compared with December 31, 2017, reflecting lease fleet growth and a significant amount of deliveries close to the end of the year. NLE units represent all vehicles held for sale and vehicles for which no revenue has been earned in the previous 30 days. Accordingly, these vehicles may be temporarily out of service, being prepared for sale or awaiting redeployment. For 2018, the number of NLE units increased 19%, reflecting higher used vehicle inventories and a higher number of vehicles being prepared for sale at the end of the year. We expect NLE units to increase in 2019, as a result of higher expected used vehicle inventories driven by the lease replacement cycle.

Dedicated Transportation Solutions

				Change
	2018	2017	2016	2018/2017	2017/2016
	(Dollars in thousands)
DTS total revenue	$1,333,313	1,095,645	1,020,543	22%	7%

DTS operating revenue (1)	$870,537	789,294	774,319	10%	2%

DTS EBT	$61,236	55,346	63,204	11%	(12)%
DTS EBT as a % of DTS total revenue	4.6%	5.1%	6.2%	(50) bps	(110) bps
DTS EBT as a % of DTS operating revenue(1)	7.0%	7.0%	8.2%	—	(120) bps

Memo:
Average fleet	8,900	8,200	8,200	9%	—%
__________________

(1)
Non-GAAP financial measures. Reconciliations of DTS total revenue to DTS operating revenue and DTS EBT as a % of DTS total revenue to DTS EBT as a % of DTS operating revenue, as well as the reasons why management believes these measures are important to investors are included in the “Non-GAAP Financial Measures” section of this MD&A.

DTS total revenue increased 22% in 2018 to $1.33 billion and increased 7% in 2017 to $1.10 billion. DTS operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation) increased 10% in 2018 to $871 million and 2% in 2017 to $789 million. We expect improved operating revenue growth next year based on new business activity as well as expected 2019 activity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

The following table summarizes the components of the change in revenue on a percentage basis versus the prior year:

	2018		2017
	Total	Operating (1)	Total	Operating (1)
Organic, including price and volume	19%	10%	6%	2%
Fuel	3	—	1	—
Total increase	22%	10%	7%	2%
  ————————————

(1)
Non-GAAP financial measure. A reconciliation of DTS total revenue to DTS operating revenue, as well as the reasons why management believes this measure is important to investors is included in the "Non-GAAP Financial Measures" section of this MD&A.

2018 versus 2017
In 2018, DTS total revenue increased 22% reflecting new business and increased volumes, as well as higher fuel costs passed through to our customers. DTS operating revenue increased 10% due to new business and increased volumes. DTS EBT increased 11% due to revenue growth, partially offset by higher costs incurred during the start-up phase of a new customer account.
2017 versus 2016
In 2017, DTS total revenue increased 7% reflecting organic growth and, to a lesser extent, higher fuel costs passed through to our customers. DTS operating revenue increased 2% due to new business, increased volumes and higher pricing. DTS EBT decreased 12% due to higher insurance premiums, increased maintenance costs on certain older model year vehicles and higher labor costs from increased driver turnover. These items were partially offset by favorable developments of self-insurance claims from prior years.

Supply Chain Solutions

				Change
	2018	2017	2016	2018/2017	2017/2016
	(Dollars in thousands)
Automotive	$628,766	566,302	548,659	11%	3%
Technology and healthcare	329,843	271,551	242,474	21	12
CPG and retail	637,244	511,793	436,368	25	17
Industrial and other	169,483	157,902	124,576	7	27
Subcontracted transportation	521,028	354,644	195,566	47	81
Fuel	111,780	75,160	61,713	49	22
SCS total revenue	$2,398,144	$1,937,352	$1,609,356	24%	20%

SCS operating revenue (1)	$1,765,336	1,507,548	1,352,077	17%	11%

SCS EBT	$133,570	103,561	106,477	29%	(3)%
SCS EBT as a % of SCS total revenue	5.6%	5.3%	6.6%	30 bps	(130) bps
SCS EBT as a % of SCS operating revenue(1)	7.6%	6.9%	7.9%	70 bps	(100) bps

Memo:
Average fleet	8,800	7,900	7,200	11%	10%
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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

SCS total revenue increased 24% in 2018 to $2.40 billion and 20% in 2017 to $1.94 billion. SCS operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation) increased 17% in 2018 to $1.77 billion and 11% in 2017 to $1.51 billion. We expect favorable operating revenue comparisons to continue next year.

The following table summarizes the components of the change in revenue on a percentage basis versus the prior year:

	2018		2017
	Total	Operating (1)	Total	Operating (1)
Organic, including price and volume	14%	12%	19%	11%
Acquisition	8	5	—	—
Fuel	2	—	1	—
Total increase	24%	17%	20%	11%
————————————

(1)
Non-GAAP financial measure. A reconciliation of SCS total revenue to SCS operating revenue, as well as the reasons why management believes this measure is important to investors is included in the "Non-GAAP Financial Measures" section of this MD&A.

2018 versus 2017
SCS total revenue increased 24% in 2018 due to increased volumes and new business, the MXD acquisition, as well as higher fuel costs passed through to our customers. SCS operating revenue increased 17% primarily reflecting increased volumes, the MXD acquisition and new business. SCS EBT increased 29% in 2018 driven by revenue growth and better operating results.
2017 versus 2016
SCS total revenue increased 20% in 2017 due to organic growth and, to a lesser extent, higher fuel costs passed through to our customers. SCS operating revenue increased 11% due to new business, increased volumes and higher pricing. SCS EBT decreased 3% in 2017 as benefits from increased revenue were offset by the performance of two customer accounts, higher compensation-related costs and higher overhead spending due to planned investments in information technology and sales.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Central Support Services

				Change
	2018	2017	2016	2018/2017	2017/2016
	(In thousands)
Human resources	$19,518	18,038	19,193	8%	(6)%
Finance and procurement	68,692	68,399	69,425	—	(1)
Corporate services and public affairs	11,583	12,561	12,253	(8)	3
Information technology	90,083	89,453	82,087	1	9
Legal and safety	25,062	25,382	24,489	(1)	4
Marketing	18,287	18,306	18,029	—	2
Other	38,604	34,284	24,582	13	39
Total CSS	271,829	266,423	250,058	2	7
Allocation of CSS to business segments	(222,781)	(218,295)	(209,322)	2	4
Unallocated CSS	$49,048	48,128	40,736	2%	18%
2018 versus 2017
Total CSS costs increased 2% in 2018 to $272 million, primarily reflecting higher compensation-related costs. Unallocated CSS costs increased 2% in 2018 to $49 million, reflecting higher compensation-related costs, partially offset by lower professional services costs.
2017 versus 2016
Total CSS costs increased 7% in 2017 to $266 million, due to higher information technology and compensation-related costs, as well as, higher professional services costs associated with strategic initiatives. Unallocated CSS costs increased 18% in 2017 to $48 million, primarily due to higher professional services costs associated with strategic initiatives.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

FOURTH QUARTER CONSOLIDATED RESULTS

	Three months ended December 31,		Change
	2018	2017	2018/2017
	(Dollars in thousands, except per share amounts)
Total revenue	$2,258,349	1,931,146	17%
Operating revenue (1)	1,794,164	1,586,612	13

EBT	$111,338	78,577	42%
Comparable EBT (2)	121,023	104,322	16
Earnings from continuing operations (3)	108,645	643,318	(83)
Comparable earnings from continuing operations (2)	96,205	72,586	33
Net earnings (3)	108,784	643,808	(83)

Earnings per common share (EPS) — Diluted
Continuing operations (3)	$2.06	12.12	(83)%
Comparable (2)	1.82	1.37	33
Net earnings (3)	$2.06	12.13	(83)
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

(3)	2017 amounts reflect a tax benefit as a result of the 2017 Tax Cuts and Jobs Act. Refer to Note 14, "Income Taxes," in the Notes to Consolidated Financial Statements for additional information.

Total revenue increased 17% to $2.26 billion. Operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation) increased 13% to $1.79 billion. The following table summarizes the components of the change in revenue on a percentage basis versus the prior year:

	Three months ended December 31, 2018
	Total	Operating (1)
Organic, including price and volume	11%	12%
Foreign exchange	(1)	(1)
Fuel	4	—
Acquisitions	3	2
Total increase	17%	13%
  ————————————

(1)
Non-GAAP financial measure. Refer to the“Non-GAAP Financial Measures” section of this MD&A for a reconciliation of total revenue to operating revenue and the reasons why management believes this measure is important to investors.

Total revenue and operating revenue grew across all three business segments reflecting new business, higher volumes and the MXD acquisition in the SCS segment. Total revenue also grew due to higher fuel costs passed through to customers. EBT increased 42% to $111 million. The increase in EBT primarily reflects higher lease and commercial rental performance, lower restructuring and other charges, and revenue growth and better operating performance in SCS. See “Fourth Quarter Operating Results by Business Segment” for further discussion of segment operating results.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

FOURTH QUARTER OPERATING RESULTS BY BUSINESS SEGMENT

	Three months ended December 31,		Change
	2018	2017	2018/2017
	(In thousands)
Revenue:
Fleet Management Solutions	$1,380,647	1,241,725	11%
Dedicated Transportation Solutions	363,117	284,368	28
Supply Chain Solutions	670,369	531,529	26
Eliminations	(155,784)	(126,476)	(23)
Total	$2,258,349	1,931,146	17%
Operating Revenue: (1)
Fleet Management Solutions	$1,166,563	1,056,971	10%
Dedicated Transportation Solutions	233,054	198,249	18
Supply Chain Solutions	489,646	410,648	19
Eliminations	(95,099)	(79,256)	(20)
Total	$1,794,164	1,586,612	13%
EBT:
Fleet Management Solutions	$106,494	91,802	16%
Dedicated Transportation Solutions	15,803	15,512	2
Supply Chain Solutions	32,287	27,373	18
Eliminations	(18,950)	(15,222)	(24)
	135,634	119,465	14
Unallocated Central Support Services	(14,611)	(15,142)	4
Non-operating pension costs	(4,300)	(6,866)	NM
Restructuring and other charges, net and other items	(5,385)	(18,880)	NM
Earnings from continuing operations before income taxes	$111,338	$78,577	42%
  ————————————

(1)
Non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section of this MD&A for a reconciliation of total revenue to operating revenue, and segment total revenue to segment operating revenue, as well as the reasons why management believes these measures are important to investors.

Fleet Management Solutions
FMS total revenue increased 11% to $1.38 billion in 2018. FMS operating revenue (a non-GAAP measure excluding fuel) increased 10% to $1.17 billion. The following table summarizes the components of the change in revenue on a percentage basis versus the prior year.

	Three months ended December 31, 2018
	Total	Operating (1)
Organic, including price and volume	9%	10%
Fuel	2	—
Total increase	11%	10%
  ————————————

(1)
Non-GAAP financial measure. A reconciliation of FMS total revenue to FMS operating revenue as well as the reasons why management believes this measure is important to investors is included in the "Non-GAAP Financial Measures" section of this MD&A.

ChoiceLease revenue increased 8% to $749 million, reflecting a larger average lease fleet size and higher prices on replacement vehicles. Commercial rental revenue grew 19% due to stronger demand and higher pricing. Fuel services revenue increased 16% to $214 million due to higher fuel costs passed through to customers.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

FMS EBT increased 16% to $106 million, reflecting higher growth in ChoiceLease and commercial rental. ChoiceLease results benefited from fleet growth. Commercial rental performance improved due to stronger demand as well as higher pricing. Rental power fleet utilization increased to 81.6% from 81.2% in the year-earlier period. Lease and rental performance were partially offset by higher depreciation of $16 million due to vehicle residual-value changes and accelerated depreciation. Used vehicle results were in line with the prior year.
Dedicated Transportation Solutions
DTS total revenue increased 28% to $363 million and DTS operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation) increased 18% to $233 million. The following table summarizes the components of the change in revenue on a percentage basis versus the prior year:

	Three months ended December 31, 2018
	Total	Operating (1)
Organic, including price and volume	25%	18%
Fuel	3	—
Total increase	28%	18%
————————————

(1)
Non-GAAP financial measure. A reconciliation of DTS total revenue to DTS operating revenue, as well as the reasons why management believes this measure is important to investors is included in the "Non-GAAP Financial Measures" section of this MD&A.

The growth in DTS total revenue and DTS operating revenue reflects new business and increased volumes. DTS EBT increased 2% from the prior year due to revenue growth, partially offset by higher startup costs on a customer account.
Supply Chain Solutions
SCS total revenue increased 26% to $670 million. SCS operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation) increased 19% to $490 million. The following table summarizes the components of the change in revenue on a percentage basis versus the prior year:

	Three months ended December 31, 2018
	Total	Operating (1)
Organic, including price and volume	14%	14%
Acquisitions	11	6
Fuel	2	—
Foreign exchange	(1)	(1)
Total increase	26%	19%
————————————

(1)
Non-GAAP financial measure. A reconciliation of SCS total revenue to SCS operating revenue, as well as the reasons why management believes this measure is important to investors is included in the "Non-GAAP Financial Measures" section of this MD&A.

SCS total revenue and SCS operating revenue growth largely reflects increased volumes, new business and higher pricing, as well as the acquisition of MXD. SCS EBT increased 18% to $32 million, driven by revenue growth and better operating results.
Central Support Services
Unallocated CSS costs were $15 million, unchanged from the year-earlier period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

FINANCIAL RESOURCES AND LIQUIDITY
Cash Flows
The following is a summary of our cash flows from continuing operations:

	2018	2017	2016
	(In thousands)
Net cash provided by (used in):
Operating activities	$1,635,095	1,547,986	1,601,022
Financing activities	1,093,446	(155,115)	(185,922)
Investing activities	(2,746,492)	(1,365,504)	(1,407,347)
Effect of exchange rates on cash	4,694	(5,539)	(9,482)
Net change in cash and cash equivalents	$(13,257)	21,828	(1,729)

Cash provided by operating activities from continuing operations increased to $1.64 billion in 2018, compared with $1.55 billion in 2017, reflecting higher pre-tax earnings. Cash provided by financing activities was $1.09 billion in 2018, compared with cash used in financing activities of $155 million in 2017, due to higher borrowing needs. Cash used in investing activities increased to $2.75 billion in 2018, compared with $1.37 billion in 2017, primarily due to increased capital expenditures.
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
The following table shows the components of our free cash flow:

	2018	2017	2016
	(In thousands)
Net cash provided by operating activities	$1,635,095	1,547,986	1,601,022
Sales of revenue earning equipment (1)	379,716	376,743	414,249
Sales of operating property and equipment (1)	16,606	52,257	7,051
Collections on direct finance leases and other (1)	74,967	73,172	76,510
Total cash generated (2)	2,106,384	2,050,158	2,098,832
Purchases of property and revenue earning equipment (1)	(3,050,409)	(1,860,436)	(1,905,157)
Free cash flow (2)	$(944,025)	189,722	193,675

Memo:
Net cash provided by (used in) financing activities	$1,093,446	(155,115)	(185,922)
Net cash used in investing activities	$(2,746,492)	(1,365,504)	(1,407,347)
———————————

(1)	Included in cash flows from investing activities.

(2)
Non-GAAP financial measures. Reconciliations of net cash provided by operating activities to total cash generated and to free cash flow are set forth in this table. Refer to the “Non-GAAP Financial Measures” section of this MD&A for the reasons why management believes these measures are important to investors.

Free cash flow decreased to $(944) million in 2018 from $190 million in 2017, primarily due to higher capital expenditures in 2018. Free cash flow of $190 million in 2017 was level with $194 million in 2016, primarily due to lower cash flows from operations, partially offset by lower cash paid for purchases of property and revenue earning equipment in 2017.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

We expect cash provided by operating activities from continuing operations to increase approximately $410 million to $2.0 billion in 2019, due to pre-tax earnings growth adjusted for non-cash items, primarily depreciation. We expect 2019 free cash flow to decrease to negative $1.1 billion, reflecting capital spending to fund higher growth and replacement in the lease and rental vehicle fleets.
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
The following is a summary of capital expenditures:

	2018	2017	2016
	(In thousands)
Revenue earning equipment:
ChoiceLease	$2,206,500	1,456,758	1,547,717
Commercial rental	796,617	351,707	82,580
	3,003,117	1,808,465	1,630,297
Operating property and equipment	162,154	132,752	132,603
Total capital expenditures (1)	3,165,271	1,941,217	1,762,900
Changes in accounts payable related to purchases of revenue earning equipment	(114,862)	(80,781)	142,257
Cash paid for purchases of property and revenue earning equipment	$3,050,409	1,860,436	1,905,157
_____________

(1)
Non-cash additions exclude approximately $11 million, $7 million and $1 million in 2018, 2017 and 2016, respectively, in assets held under capital leases resulting from the extension of existing operating leases and other additions.

Capital expenditures increased to $3.17 billion in 2018, reflecting planned higher investments in the ChoiceLease and commercial rental fleets. Capital expenditures increased in 2017 to $1.94 billion, reflecting higher planned investments to refresh our commercial rental fleet, partially offset by lower ChoiceLease spending. We expect capital expenditures to increase to approximately $3.6 billion in 2019, primarily due to increased investments to grow and refresh our ChoiceLease fleet, more than offsetting decreased rental capital spending. We expect to fund 2019 capital expenditures primarily with additional debt financing.
Working Capital

	2018	2017
	(In thousands)
Current assets	$1,568,391	$1,322,893
Current liabilities	2,292,321	2,014,975
Working capital	$(723,930)	$(692,082)
Our net working capital was negative $724 million at December 31, 2018, compared with negative $692 million at December 31, 2017. The decrease in net working capital was primarily due to higher payables from increased capital expenditures, partially offset by higher days receivable outstanding. Our global revolving credit facility is used primarily to finance working capital needs. See "Financing and Other Funding Transactions" for further discussion on the adequacy of our funding sources to meet our operating, investing and financing needs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Financing and Other Funding Transactions
We utilize external capital primarily to support working capital needs and growth in our asset-based product lines. The variety of financing alternatives typically available to fund our capital needs include commercial paper, long-term and medium-term public and private debt, asset-backed securities, bank term loans, leasing arrangements and bank credit facilities. Our principal sources of financing are issuances of unsecured commercial paper and medium-term notes.
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
Our debt ratings and rating outlooks at December 31, 2018 were as follows:

	Short-term		Long-term
	Rating	Outlook	Rating	Outlook
Fitch Ratings	F2	Stable	A-	Stable (affirmed October 2018)
Standard & Poor’s Ratings Services	A2	Stable	BBB+	Stable (affirmed August 2018)
Moody’s Investors Service	P2	Stable	Baa1	Stable (affirmed May 2018)
Cash and equivalents totaled $68 million as of December 31, 2018. Approximately $17 million was held outside the U.S. as of December 31, 2018, and is available to fund operations and other growth of our non-U.S. subsidiaries. We have historically reinvested such earnings overseas indefinitely and continue to reinvest future foreign earnings overseas indefinitely. Since the 2017 Tax Cut and Jobs Act implements a territorial tax system, whereby certain foreign subsidiary earnings can be repatriated to the U.S. with no federal tax, we are continuously reassessing whether to indefinitely reinvest our overseas earnings. If we decide to repatriate cash and equivalents held outside the U.S., we may be subject to additional U.S. income taxes and foreign withholding taxes. Refer to Note 14, “Income Taxes,” in the Notes to Consolidated Financial Statements for an additional discussion.
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
At December 31, 2018, we had the following amounts available to fund operations:

(In millions)
Global revolving credit facility	$733
Trade receivables program	$25

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Refer to Note 16, “Debt,” in the Notes to Consolidated Financial Statements for a discussion of these debt facilities.The following table shows the movements in our debt balance:

	2018	2017
	(In thousands)
Debt balance at January 1	$5,409,651	5,391,274
Cash-related changes in debt:
Net change in commercial paper borrowings and revolving credit facilities	51,888	89,519
Proceeds from issuance of medium-term notes	1,490,805	595,785
Proceeds from issuance of other debt instruments	479,815	277,517
Retirement of medium-term notes	(650,000)	(700,000)
Other debt repaid	(147,806)	(262,577)
Debt issuance costs paid	(3,575)	(1,738)
	1,221,127	(1,494)
Non-cash changes in debt:
Fair market value adjustment on notes subject to hedging	(3,123)	(8,302)
Addition of capital lease obligations	10,701	7,057
Changes in foreign currency exchange rates and other non-cash items	(14,758)	21,116
Total changes in debt	1,213,947	18,377
Debt balance at December 31	$6,623,598	5,409,651

In accordance with our funding philosophy, we attempt to align the aggregate average remaining life of our vehicle-related debt with the aggregate average remaining life of our vehicle assets. We utilize both fixed-rate and variable-rate debt to achieve this alignment and generally target a mix of 20% - 40% variable-rate debt as a percentage of total debt outstanding. The variable-rate portion of our total debt (including notional value of swap agreements) was 28% and 31% at December 31, 2018 and 2017, respectively.
Ryder's debt to equity ratios were 228% and 191% at December 31, 2018 and 2017, respectively. The debt to equity ratio represents total debt divided by total equity. Our debt to equity ratio increased as of December 31, 2018, due to increased debt to fund planned capital expenditures and the impact of foreign exchange rates.

Off-Balance Sheet Arrangements
Guarantees. Refer to Note 18, “Guarantees,” in the Notes to Consolidated Financial Statements for a discussion of our agreements involving guarantees.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Contractual Obligations and Commitments
As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts such as debt agreements, lease agreements and unconditional purchase obligations. The following table summarizes our expected future contractual cash obligations and commitments at December 31, 2018:

	2019	2020-2021	2022-2023	Thereafter	Total
	(In thousands)
Debt	$922,588	2,348,474	3,051,472	297,379	6,619,913
Capital lease obligations	7,364	6,552	3,403	4,453	21,773
Total debt, including capital leases (1)	929,952	2,355,026	3,054,875	301,832	6,641,686
Interest on debt (2)	200,636	275,628	144,794	27,817	648,875
Operating leases (3)	94,697	110,405	43,498	29,216	277,816
Purchase obligations (4)	1,095,090	29,515	7,331	5,221	1,137,157
Total contractual cash obligations	1,390,423	415,548	195,623	62,254	2,063,848
Insurance obligations (primarily self-insurance)	110,626	115,045	50,422	82,086	358,179
Other long-term liabilities (5), (6), (7)	12,612	9,510	6,783	58,288	87,193
Total	$2,443,613	2,895,129	3,307,703	504,460	9,150,905
____________

(1)	Net of unamortized discount and excludes the fair market value adjustment on notes subject to hedging.

(2)
Total debt matures at various dates through fiscal year 2025 and bears interest principally at fixed rates. Interest on variable-rate debt is calculated based on the applicable rate at December 31, 2018. Amounts are based on existing debt obligations, including capital leases, and do not consider potential refinancing of expiring debt obligations.

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

(6)
The amounts exclude our estimated pension contributions. For 2019, our pension contributions, including our minimum funding requirements as set forth by U.S. and international regulations and legislation (including ERISA), are expected to be $32 million. Our minimum funding requirements after 2019 are dependent on several factors. However, we estimate that the undiscounted required global contributions over the next five years are approximately $365 million (pre-tax) (assuming expected long-term rate of return realized and other assumptions remain unchanged). We also have payments due under our other postretirement benefit (OPEB) plans. These plans are not required to be funded in advance, but are pay-as-you-go. See Note 23,“Employee Benefit Plans,” in the Notes to Consolidated Financial Statements for further discussion.

(7)
The amounts exclude $63 million of liabilities associated with uncertain tax positions as we are unable to reasonably estimate the ultimate amount or timing of settlement. See Note 14, “Income Taxes,” in the Notes to Consolidated Financial Statements for further discussion.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Pension Information
We have defined benefit retirement plans which are frozen for non-grandfathered and certain non-union employees in the U.S., Canada and the United Kingdom. The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. We review pension assumptions regularly and we may from time to time make voluntary contributions to our pension plans, which exceed the amounts required by statute. During 2018, total global pension contributions were $28 million compared with $41 million in 2017. We estimate 2019 required pension contributions will be $32 million. The present value of estimated global pension contributions that would be required over the next 5 years totals approximately $318 million (pre-tax). Changes in interest rates and the market value of the securities held by the plans could materially change, positively or negatively, the funded status of the plans and affect the level of pension expense and required contributions in future years. The ultimate amount of contributions is also dependent upon the requirements of applicable laws and regulations. See Note 23, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements for additional information.
Due to the underfunded status of our defined benefit plans, we had an accumulated net pension equity charge (after-tax) of $712 million and $567 million at December 31, 2018 and 2017, respectively. The decline in funded status reflects the unfavorable asset returns of negative 6% in 2018, partially offset by an increase in discount rates.
Pension expense totaled $30 million in 2018 compared to $57 million in 2017. The decrease in pension expense is due to the benefit of favorable asset returns in 2017 and lower expense for union-administered multi-employer plans, partially offset by the impact of lower discount rates. We expect 2019 pension expense to increase approximately $20 million primarily due to unfavorable asset returns in 2018, partially offset by an increase in discount rate. Our 2019 pension expense estimates are subject to change based upon the completion of the actuarial analysis for all pension plans. See the “Critical Accounting Estimates — Pension Plans” section for further discussion on pension accounting estimates.
We participate in certain U.S. multi-employer pension (MEP) plans that provide defined benefits to employees covered by collective bargaining agreements. At December 31, 2018, approximately 1,100 employees (approximately 3% of total employees) participated in these MEP plans. The annual net pension cost of the MEP plans is equal to the annual contribution determined in accordance with the provisions of negotiated labor contracts. Our current year MEP plan contributions total approximately $10 million. Pursuant to current U.S. pension laws, if any MEP plans fail to meet certain minimum funding thresholds, we could be required to make additional MEP plan contributions, until the respective labor agreement expires, of up to 10% of current contractual requirements. Several factors could cause MEP plans not to meet these minimum funding thresholds, including unfavorable investment performance, changes in participant demographics, and increased benefits to participants. The plan administrators and trustees of the MEP plans provide us with the annual funding notice as required by law. This notice sets forth the funded status of the plan as of the beginning of the prior year but does not provide any company-specific information.
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
Cash dividend payments to shareholders of common stock were $112 million in 2018, $96 million in 2017, and $91 million in 2016. During 2018, we increased our annualized dividend rate 17% to $2.16 per share of common stock.

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
Exposure to market risk for changes in interest rates exists for our debt obligations. Our interest rate risk management program objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. A hypothetical 100 basis point change in short-term market interest rates would change annual pre-tax earnings by $16 million. We manage our exposure to interest rate risk primarily through the proportion of fixed-rate and variable-rate debt we hold in the total debt portfolio. From time to time, we also use interest rate swap agreements to manage our fixed-rate and variable-rate exposure and to better match the repricing of debt instruments to that of our portfolio of assets. See Note 17, “Derivatives,” in the Notes to Consolidated Financial Statements for further discussion on interest rate swap agreements.
At December 31, 2018, we had $4.16 billion of fixed-rate debt outstanding (excluding capital leases and U.S. asset- backed securities) with a weighted-average interest rate of 3% and a fair value of $4.15 billion. A hypothetical 10% decrease or increase in the December 31, 2018 market interest rates would impact the fair value of our fixed-rate debt by approximately $45 million at December 31, 2018. Changes in the relative sensitivity of the fair value of our financial instrument portfolio for these theoretical changes in the level of interest rates are primarily driven by changes in our debt maturities, interest rate profile and amount.
At December 31, 2018, we had $1.83 billion of variable-rate debt, including $725 million of fixed-rate debt instruments swapped to LIBOR-based floating-rate debt. Changes in the fair value of the interest rate swaps were offset by changes in the fair value of the debt instruments and no net gain or loss was recognized in earnings. The fair value of our interest rate swap agreements at December 31, 2018, was a net liability of $10 million. The fair value of our variable-rate debt at December 31, 2018, was $1.82 billion. A hypothetical 10% increase in market interest rates would have impacted 2018 pre-tax earnings from continuing operations by approximately $5 million.
We are also subject to interest rate risk with respect to our pension and postretirement benefit obligations, as changes in interest rates will effectively increase or decrease our liabilities associated with these benefit plans, which also results in changes to the amount of pension and postretirement benefit expense recognized each period.
Exposure to market risk for changes in foreign currency exchange rates relates primarily to our foreign operations’ buying, selling and financing in currencies other than local currencies and to the carrying value of net investments in foreign subsidiaries. The majority of our transactions are denominated in U.S. dollars. The principal foreign currency exchange rate risks to which we are exposed include the Canadian dollar, British pound sterling and Mexican peso. We manage our exposure to foreign currency exchange rate risk related to our foreign operations’ buying, selling and financing in currencies other than local currencies by naturally offsetting assets and liabilities not denominated in local currencies to the extent possible. A hypothetical uniform 10% strengthening in the value of the dollar relative to all the currencies in which our transactions are denominated would not materially impact results of operations. We also use foreign currency option contracts and forward agreements from time to time to hedge foreign currency transactional exposure. We generally do not hedge the foreign currency exposure related to our net investment in foreign subsidiaries, since we have no near-term intent to repatriate funds from such subsidiaries.
Exposure to market risk for fluctuations in fuel prices relates to a small portion of our service contracts for which the cost of fuel is integral to service delivery and the service contract does not have a mechanism to adjust for increases in fuel prices. At December 31, 2018, we also had various fuel purchase arrangements in place to ensure delivery of fuel at market rates in the event of fuel shortages. We are exposed to fluctuations in fuel prices in these arrangements since none of the arrangements fix the price of fuel to be purchased. Increases and decreases in the price of fuel are generally passed on to our customers for which we realize minimal changes in profitability during periods of steady market fuel prices. However, profitability may be positively or negatively impacted by sudden increases or decreases in market fuel prices during a short period of time as customer pricing for fuel services is established based on trailing market fuel costs. We believe the exposure to fuel price fluctuations would not materially impact our results of operations, cash flows or financial position.
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
Depreciation and Residual Value Guarantees. We periodically review and adjust the residual values and useful lives of revenue earning equipment of our FMS business segment as described in Note 1, “Summary of Significant Accounting Policies — Revenue Earning Equipment, Operating Property and Equipment, and Depreciation” in the Notes to Consolidated Financial Statements. Reductions in residual values (i.e., the price at which we ultimately expect to dispose of revenue earning equipment) or useful lives will result in an increase in depreciation expense over the life of the equipment. Based on the mix of revenue earning equipment at December 31, 2018, a 10% decline in expected vehicle residual values would increase depreciation expense in 2019 by approximately $123 million.
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
At the end of each year, we complete our annual review of the residual values and useful lives of revenue earning equipment. Based on the results of our analysis, we adjust the residual values and useful lives of certain classes of our revenue earning equipment effective January 1 of each year. The approximate unfavorable impact on the annual depreciation expense resulting from the residual value and useful life reviews is as follows:

2019	2018	2017
($30 million)	($40 million)	($4 million)
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
Depreciation expense was $1.39 billion, $1.26 billion and $1.19 billion in 2018, 2017 and 2016, respectively. Depreciation expense relates primarily to FMS revenue earning equipment. Depreciation expense increased 11% in 2018, driven by larger average lease and commercial rental fleets and accelerated depreciation on vehicles expected to be made available for sale through June 2020 of $9 million. Depreciation expense increased 6% in 2017, driven by a larger average full service lease fleet and accelerated depreciation on vehicles expected to be made available for sale through June 2019 of $21 million, partially offset by a smaller average commercial rental fleet.

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
As part of our strategy to manage future pension costs and net funded status volatility, we regularly assess our pension investment strategy. Our U.S. pension investment policy and strategy seek to reduce the effects of future volatility on the fair value of our pension assets relative to our pension liabilities by increasing our allocation of high quality, longer-term fixed income securities and reducing our allocation of equity investments as the funded status of the plan improves. The composition of our pension assets was 46% equity securities and alternative assets and 54% debt securities and other investments at December 31, 2018. We continually evaluate our mix of investments between equity and fixed income securities and adjust the composition of our pension assets when appropriate. In 2018, we assessed our long-term expected rate of return assumption for our primary U.S. plan and maintained the rate of 5.40% based on our expected asset mix. The expected rate of return assumption for the fixed income portion of our portfolio mirrors the discount rate in order to align the expected return on fixed income securities with the movement in the pension liability under our strategy.
Accounting guidance applicable to pension plans does not require immediate recognition of the effects of a deviation between these assumptions and actual experience or the revision of an estimate. This approach allows the favorable and unfavorable effects that fall within an acceptable range to be netted and included in “Accumulated other comprehensive loss.” We had a pre-tax accumulated actuarial loss of $930 million and $878 million at the end of 2018 and 2017, respectively. To the extent the amount of cumulative actuarial gains and losses exceed 10% of the greater of the benefit obligation or plan assets, the excess amount is amortized over the average remaining life expectancy of active participants or the remaining life expectancy of inactive participants if all or almost all of a plan’s participants are inactive. As of December 31, 2018, the amount of the actuarial loss subject to amortization in 2019 and future years is $716 million. We expect to recognize approximately $32 million of the net actuarial loss as a component of pension expense in 2019. The effect on years beyond 2019 will depend substantially upon the actual experience of our plans in future years.
Disclosure of the significant assumptions used in arriving at the 2018 net pension expense is presented in Note 23, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements. A sensitivity analysis of 2018 net pension expense to changes in key underlying assumptions for our primary plan, the U.S. pension plan, is presented below.

	Assumed Rate	Change	Impact on 2019 Net Pension Expense	Effect on December 31, 2018 Projected Benefit Obligation
Expected long-term rate of return on assets	5.40%	+/- 0.25	+/- $3.0 million	N/A
Discount rate	4.35%	+/- 0.25	+/- $4.0 million	+/- $49 million

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Self-Insurance Accruals. Self-insurance accruals were $358 million and $349 million as of December 31, 2018 and 2017, respectively. The majority of our self-insurance relates to vehicle liability and workers’ compensation. We use a variety of statistical and actuarial methods that are widely used and accepted in the insurance industry to estimate amounts for claims that have been reported but not paid and claims incurred but not reported. In applying these methods and assessing their results, we consider such factors as frequency and severity of claims, claim development and payment patterns and changes in the nature of our business, among other factors. Such factors are analyzed for each of our business segments. Our estimates may be impacted by such factors as increases in the market price for medical services, unpredictability of the size of jury awards and limitations inherent in the estimation process. During 2018, 2017, and 2016, we recognized a charge of $1 million, a benefit of $9 million, and a charge of $9 million, respectively, from the development of estimated prior years’ self-insured loss reserves. Based on self-insurance accruals at December 31, 2018, a 5% adverse change in actuarial claim loss estimates would increase operating expense in 2019 by approximately $16 million.

Goodwill Impairment. We assess goodwill for impairment, as described in Note 1, “Summary of Significant Accounting Policies — Goodwill and Other Intangible Assets,” in the Notes to Consolidated Financial Statements, on an annual basis or more often if deemed necessary. At December 31, 2018, goodwill totaled $475 million. To determine whether goodwill is impaired, we are required to assess the fair value of each reporting unit and compare it to its carrying value. A reporting unit is a component of an operating segment for which discrete financial information is available and management regularly reviews its operating performance. In evaluating goodwill for impairment, we have the option to first assess qualitative factors to determine whether further impairment testing is necessary.
We assess goodwill for impairment on October 1st of each year or more often if deemed necessary. Based on market conditions impacting our FMS Europe reporting unit's financial performance in the first quarter of 2018, we performed an interim impairment test as of March 31, 2018. Based on our analysis, we determined that all goodwill associated with our FMS
Europe reporting unit was impaired and recorded an impairment charge of $16 million. The impairment charge was recorded within “Restructuring and other charges, net” in our Consolidated Statements of Earnings. On October 1, 2018, we completed our annual goodwill impairment test and determined there was no impairment in any of the other reporting units.
We performed quantitative assessments on all of our reporting units as of October 1, 2018 and determined there was no impairment as of the assessment date. For quantitative tests, we estimated the fair value of the reporting units using a discounted cash flow model. The principal assumptions used in the discounted cash flow model were projected operating results, weighted-average cost of capital, and terminal value. Based on our quantitative analysis as of October 1, 2018, we determined the fair value of each of our reporting units exceeded its carrying value resulting in no impairment to goodwill as of October 1, 2018. We estimated the fair value of the FMS North America reporting unit exceeded its carrying value by approximately 15%. Given this level of excess fair value, in the event the financial performance of FMS North America does not meet our expectations during 2019, we may be required to perform an interim impairment analysis prior to our next annual test, and based on the outcome of that analysis, could be required to take a non-cash impairment charge. As of October 1, 2018, there was $243 million of goodwill recorded related to FMS North America.
As of December 31, 2018, there have been no events or changes in circumstances that indicate that it is more likely than not that a goodwill impairment has occurred since the October 1, 2018 assessment date.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Income Taxes. Our overall tax position is complex and requires careful analysis by management to estimate the expected realization of income tax assets and liabilities.
Tax regulations require items to be included in the tax return at different times than the items are reflected in the financial statements. As a result, the effective tax rate reflected in the financial statements is different than that reported in the tax return. Some of these differences are permanent, such as expenses that are not deductible on the tax return, and some are temporary, such as depreciation expense. Timing differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in the tax return in future years, for which we have already recognized the tax benefit in the financial statements. Deferred tax assets were $676 million and $446 million at December 31, 2018 and 2017, respectively. We recognize a valuation allowance for deferred tax assets to reduce such assets to amounts expected to be realized. At December 31, 2018 and 2017, the deferred tax valuation allowance, principally attributed to foreign tax loss carryforwards in the SCS business segment, was $16 million and $19 million, respectively. In determining the required level of valuation allowance, we consider whether it is more likely than not that all or some portion of deferred tax assets will not be realized. This assessment is based on management’s expectations as to whether sufficient taxable income of an appropriate character will be realized within tax carryback and carryforward periods. Our assessment involves estimates and assumptions about matters that are inherently uncertain, and unanticipated events or circumstances could cause actual results to differ from these estimates. Should we change our estimate of the amount of deferred tax assets that we would be able to realize, an adjustment to the valuation allowance would result in an increase or decrease to the provision for income taxes in the period such a change in estimate was made.
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
A number of years may elapse before a particular matter for which we have established a reserve is audited and finally resolved. The number of years with open tax audits varies depending on the tax jurisdiction. The tax benefit that has been previously reserved because of a failure to meet the “more likely than not” recognition threshold would be recognized in our income tax expense in the first interim period when the uncertainty is resolved under any one of the following conditions: (1) the tax position has been determined to be “more likely than not” of being sustained, (2) the tax position, amount and/or timing is ultimately settled through negotiation or litigation, or (3) the statute of limitations for the tax position has expired. See Note 14, “Income Taxes,” in the Notes to Consolidated Financial Statements for further discussion of the status of tax audits and uncertain tax positions.
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
Adjusted Return on Average Capital (ROC)
Not Applicable. However, the non-GAAP elements of the calculation have been reconciled to the corresponding GAAP measures. A numerical reconciliation of net earnings to adjusted net earnings and average total debt and average shareholder's equity to adjusted average total capital is provided on page 64.

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

Other Significant Items: Our comparable earnings measures also exclude other significant items that are not representative of our business operations as detailed in the reconciliation table below page 60. These other significant items vary from period to period and, in some periods, there may be no such significant items.

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

Total Cash Generated: Total cash generated is defined as the sum of (1) net cash provided by operating activities, (2) net cash provided by the sale of revenue earning equipment (3) net cash provided by the sale of operating property and equipment, (4) collections on direct finance leases and (5) other cash inflows from investing activities. We believe total cash generated is an important measure of total cash flows generated from our ongoing business activities.

Free Cash Flow: We refer to the net amount of cash generated from operating activities and investing activities (excluding changes in restricted cash and acquisitions) from continuing operations as “free cash flow”. We calculate free cash flow as the sum of (1) net cash provided by operating activities, (2) net cash provided by the sale of revenue earning equipment, (3) net cash provided by the sale of operating property and equipment, (4) collections on direct finance leases, and (5) other cash inflows from investing activities, less (6) purchases of property and revenue earning equipment. We believe free cash flow provides investors with an important perspective on the cash available for debt service and for shareholders, after making capital investments required to support ongoing business operations. Our calculation of free cash flow may be different from the calculation used by other companies and, therefore, comparability may be limited.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

The following table provides a reconciliation of GAAP earnings before taxes (EBT), earnings, and earnings per diluted share (EPS) from continuing operations to comparable EBT, comparable earnings and comparable EPS from continuing operations for the years ended December 31, 2018, 2017, 2016, 2015 and 2014. Certain items included in EBT, earnings and diluted EPS from continuing operations have been excluded from our comparable EBT, comparable earnings and comparable diluted EPS measures. The following table lists a summary of these items, which are discussed in more detail throughout our MD&A and within the Notes to Consolidated Financial Statements:

	Continuing Operations
	2018	2017	2016	2015	2014
	(Dollars in thousands, except per share amounts)
EBT	$373,861	314,545	407,256	469,215	338,267
Non-operating pension costs	7,541	27,741	29,943	17,797	5,521
Goodwill impairment (1)	15,513	—	—	—	—
Restructuring and other charges, net (2)	9,594	21,405	5,074	18,068	3,353
Tax reform-related and other tax adjustments, net (3), (4)	—	23,278	—	—	—
Pension lump sum settlement expense	—	—	—	—	97,231
Pension-related adjustments (5)	—	5,454	7,650	(509)	12,564
Operating tax adjustment (3)	—	2,205	—	—	—
Gain on sale of property (3)	—	(24,122)	—	—	—
Acquisition-related tax adjustment	—	—	—	—	1,808
Comparable EBT	$406,509	370,506	449,923	504,571	458,744

Earnings	$275,607	792,289	265,232	305,989	220,225
Non-operating pension costs	4,685	16,034	17,518	10,136	2,822
Goodwill impairment (1)	15,513	—	—	—	—
Restructuring and other charges, net (2)	7,719	13,371	3,513	12,782	2,244
Tax reform-related and other tax adjustments, net (3), (4)	10,038	(572,648)	—	—	—
Uncertain tax position (4)	(4,382)	—	—	—	—
Pension lump sum settlement expense	—	—	—	—	61,333
Pension-related adjustments (5)	—	3,303	4,817	(309)	7,623
Operating tax adjustment (3)	—	1,677	—	—	—
Gain on sale of property (3)	—	(14,769)	—	—	—
Acquisition-related tax adjustment	—	—	—	—	1,808
Tax law changes (4)	(3,020)	1,844	—	(2,113)	(1,776)
Comparable Earnings(6)	$306,160	241,101	291,080	326,485	294,279

Diluted EPS	$5.21	14.90	4.95	5.73	4.14
Non-operating pension costs	0.09	0.31	0.33	0.19	0.05
Goodwill impairment (1)	0.29	—	—	—	—
Restructuring and other charges, net (2)	0.15	0.25	0.06	0.23	0.04
Tax reform-related and other tax adjustments, net (3), (4)	0.19	(10.78)	—	—	—
Uncertain tax position (4)	(0.08)	—	—	—	—
Pension lump sum settlement expense	—	—	—	—	1.16
Pension-related adjustments (5)	—	0.06	0.09	(0.01)	0.14
Operating tax adjustment (3)	—	0.03	—	—	—
Gain on sale of property (3)	—	(0.27)	—	—	—
Acquisition-related tax adjustment	—	—	—	—	0.03
Tax law changes (4)	(0.06)	0.03	—	(0.04)	(0.03)
Comparable EPS (6)	$5.79	4.53	5.43	6.10	5.53

____________________

(1)	Refer to Note 10, "Goodwill,” in the Notes to Consolidated Financial Statements for additional information.

(2)	Refer to Note 5, “Restructuring and Other Charges, Net,” in the Notes to Consolidated Financial Statements for additional information.

(3)	Refer to Note 25, “Other Items Impacting Comparability,” in the Notes to Consolidated Financial Statements for additional information.

(4)	Refer to Note 14, “Income Taxes,” in the Notes to Consolidated Financial Statements for additional information.

(5)	Refer to Note 23, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements for additional information.

(6)	Refer to page 60 for information on the tax impact on our comparable earnings measures.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

The following table provides a reconciliation of GAAP earnings before taxes (EBT), earnings, and earnings per diluted share (EPS) from continuing operations to comparable EBT, comparable earnings and comparable EPS from continuing operations.
Certain items included in EBT, earnings and diluted EPS from continuing operations in the three months ended December 31, 2018 and 2017, respectively, included certain items we do not consider indicative of our business operations and have been excluded from our comparable EBT, comparable earnings and comparable diluted EPS measures. The following table lists a summary of these items, which are discussed in more detail throughout our MD&A and within the Notes to Consolidated Financial Statements. EPS amounts may not be additive due to rounding.

	Continuing Operations
	EBT		Earnings		Diluted EPS
	2018	2017	2018	2017	2018	2017
	(Dollars in thousands except per share amounts)
Three months ended December 31
EBT/Earnings/EPS (1)	$111,338	78,577	$108,645	643,318	$2.06	12.12
Non-operating pension costs (2)	4,300	6,865	3,179	3,969	0.06	0.07
Restructuring and other charges, net (3)	5,385	19,724	4,428	12,716	0.08	0.24
Tax reform-related and other tax adjustments, net (4)	—	23,278	(20,047)	(572,648)	(0.38)	(10.79)
Gain on sale of property	—	(24,122)	—	(14,769)	—	(0.27)
Comparable	$121,023	104,322	$96,205	72,586	$1.82	1.37
_________________

(1)	2017 amounts reflect a tax benefit as a result of the 2017 Tax Cuts and Jobs Act. Refer to Note 14 , "Income Taxes ," in the Notes to Consolidated Financial Statements for additional information.

(2)	Includes the amortization of actuarial loss, interest cost and expected return on plan assets components of pension and post-retirement costs, which are tied to financial market performance.

(3)	Refer to Note 5, "Restructuring and Other Charges, Net,” in the Notes to Consolidated Financial Statements for additional information.

(4)	Refer to the table below for the information on the tax impact on our comparable earnings measures.

The following table provides a reconciliation of the provision for income taxes to the comparable provision for income taxes:

	Three months ended December 31,		Twelve months ended December 31,
	2018	2017	2018	2017	2016	2015	2014
	(In thousands)
(Provision for) benefit from income taxes (1), (2)	$(2,693)	564,741	$(98,254)	477,744	(142,024)	(163,226)	(118,042)
Income tax effects of non-GAAP adjustments (1)	(2,078)	(551)	(12,133)	(11,223)	(16,819)	(14,860)	(46,423)
Tax reform-related and other tax adjustments, net (1), (2)	(20,047)	(595,926)	10,038	(595,926)	—	—	—
Comparable provision for income taxes (1)	$(24,818)	(31,736)	$(100,349)	(129,405)	(158,843)	(178,086)	(164,465)
_________________

(1)
The comparable provision for income taxes is computed using the same methodology as the GAAP provision of income taxes. Income tax effects of non-GAAP adjustments are calculated based on statutory tax rates of the jurisdictions to which the non-GAAP adjustments related.

(2)	2017 amounts reflect a tax benefit as a result of the 2017 Tax Cuts and Jobs Act. Refer to Note 14 , "Income Taxes ," in the Notes to Consolidated Financial Statements for additional information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

The following table provides a numerical reconciliation of net cash provided by operating activities to total cash generated and to free cash flow for each of the years in the five-year period ended December 31, 2018:

	2018	2017	2016	2015	2014
	(In thousands)
Net cash provided by operating activities	$1,635,095	1,547,986	1,601,022	1,441,788	1,382,818
Sales of revenue earning equipment (1)	379,716	376,743	414,249	423,605	493,477
Sales of operating property and equipment (1)	16,606	52,257	7,051	3,891	3,486
Collections on direct finance leases (1)	74,967	73,172	76,510	70,980	65,517
Other, net (1)	—	—	—	—	(1,250)
Total cash generated	2,106,384	2,050,158	2,098,832	1,940,264	1,944,048
Purchases of property and revenue earning equipment	(3,050,409)	(1,860,436)	(1,905,157)	(2,667,978)	(2,259,164)
Free cash flow	$(944,025)	189,722	193,675	(727,714)	(315,116)

Memo:
Net cash provided by (used in) financing activities	$1,093,446	(155,115)	(185,922)	731,485	311,650
Net cash used in investing activities	$(2,746,492)	(1,365,504)	(1,407,347)	(2,161,355)	(1,704,510)
_________________

(1)	Included in cash flows from investing activities.

The following table provides a numerical reconciliation of total revenue to operating revenue for the years ended December 31, 2018, 2017, 2016, 2015 and 2014:

	2018	2017	2016	2015	2014
	(In thousands)
Total revenue	$8,409,215	7,297,054	6,758,138	6,571,893	6,638,285
Fuel	(878,839)	(710,305)	(628,525)	(722,734)	(1,049,646)
Subcontracted transportation	(836,991)	(546,369)	(338,716)	(288,082)	(336,422)
Operating revenue	$6,693,385	6,040,380	5,790,897	5,561,077	5,252,217

The following table provides a numerical reconciliation of total revenue to operating revenue for the three months ended December 31, 2018 and 2017:

	Three months ended December 31,
	2018	2017
	(In thousands)
Total revenue	$2,258,349	1,931,146
Fuel	(223,628)	(190,326)
Subcontracted transportation	(240,557)	(154,208)
Operating revenue	$1,794,164	1,586,612

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

The following table provides a reconciliation of FMS total revenue to FMS operating revenue, for the three months ended December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017, and 2016:

	Three months ended December 31,		Twelve months ended December 31,
	2018	2017	2018	2017	2016
	(Dollars in thousands)
FMS total revenue	$1,380,647	1,241,725	5,255,227	4,733,571	4,556,194
Fuel (1)	(214,084)	(184,754)	(847,655)	(689,809)	(608,454)
FMS operating revenue	$1,166,563	1,056,971	$4,407,572	4,043,762	3,947,740

FMS EBT	$106,494	91,791	$324,345	313,002	371,126
FMS EBT as a % of FMS total revenue	7.7%	7.4%	6.2%	6.6%	8.1%
FMS EBT as a % of FMS operating revenue	9.1%	8.7%	7.4%	7.7%	9.4%
————————————

(1)	Includes intercompany fuel sales from FMS to DTS and SCS.

The following table provides a reconciliation of DTS total revenue to DTS operating revenue, for the three months ended December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017, and 2016:

	Three months ended December 31,		Twelve months ended December 31,
	2018	2017	2018	2017	2016
	(Dollars in thousands)
DTS total revenue	$363,117	284,368	$1,333,313	1,095,645	1,020,543
Subcontracted transportation	(91,126)	(55,235)	(315,963)	(191,725)	(143,150)
Fuel	(38,937)	(30,884)	(146,813)	(114,626)	(103,074)
DTS operating revenue	$233,054	198,249	$870,537	789,294	774,319

DTS EBT	$15,803	15,512	$61,236	55,346	63,204
DTS EBT as a % of DTS total revenue	4.4%	5.5%	4.6%	5.1%	6.2%
DTS EBT as a % of DTS operating revenue	6.8%	7.8%	7.0%	7.0%	8.2%

The following table provides a reconciliation of SCS total revenue to SCS operating revenue for the three months ended December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017, and 2016:

	Three months ended December 31,		Twelve months ended December 31,
	2018	2017	2018	2017	2016
	(Dollars in thousands)
SCS total revenue	$670,369	531,530	$2,398,144	1,937,352	1,609,356
Subcontracted transportation	(149,431)	(98,973)	(521,028)	(354,644)	(195,566)
Fuel	(31,292)	(21,908)	(111,780)	(75,160)	(61,713)
SCS operating revenue	$489,646	$410,648	$1,765,336	1,507,548	1,352,077

SCS EBT	$32,287	27,373	$133,570	103,561	106,477
SCS EBT as a % of SCS total revenue	4.8%	5.1%	5.6%	5.3%	6.6%
SCS EBT as a % of SCS operating revenue	6.6%	6.7%	7.6%	6.9%	7.9%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

The following table provides numerical reconciliations of net earnings to adjusted net earnings and average total debt and average shareholders' equity to adjusted average total capital and of the non-GAAP elements used to calculate the adjusted return on average capital to the corresponding GAAP measures for the years ended December 31, 2018, 2017, 2016, 2015 and 2014:

	2018	2017	2016	2015	2014
	(Dollars in thousands)
Net earnings (1)	$273,298	791,832	263,069	304,768	218,341
Restructuring and other charges (recoveries), net and other items (2)	25,107	28,221	12,585	17,559	114,956
Income taxes	98,402	(477,251)	141,906	163,649	118,120
Adjusted earnings before income taxes	396,807	342,802	417,560	485,976	451,417
Adjusted interest expense (3)	178,809	140,584	148,043	150,640	144,991
Adjusted income taxes (4)	(141,826)	(167,621)	(198,531)	(224,033)	(213,738)
Adjusted net earnings for adjusted return on average capital [A]	$433,790	315,765	367,072	412,583	382,670

Average total debt	$5,978,680	5,360,257	5,549,458	5,177,012	4,653,476
Average off-balance sheet debt	3,646	1,758	1,472	1,467	1,919
Average shareholders’ equity	2,873,655	2,206,939	2,053,039	1,894,917	1,925,824
Average adjustments to shareholders’ equity (5)	(42,630)	(68,343)	1,728	10,843	7,758
Adjusted average total capital [B]	$8,813,351	7,500,611	7,605,697	7,084,239	6,588,977
Adjusted return on average capital [A]/[B]	4.9%	4.2%	4.8%	5.8%	5.8%
________________

(1)	2017 amounts reflect a tax benefit as a result of the 2017 Tax Cuts and Jobs Act. Refer to Note 14 , "Income Taxes ," in the Notes to Consolidated Financial Statements for additional information.

(2)
For 2018, 2017 and 2016, see Note 5, “Restructuring and Other Charges, Net” and Note 25, “Other Items Impacting Comparability,” in the Notes to Consolidated Financial Statements; 2014 includes $97 million related to a pension lump sum settlement expense for unrecognized actuarial losses as a result of the partial settlement of our pension plan liability.

(3)	Represents reported interest expense plus imputed interest on off-balance sheet obligations.

(4)	Represents provision for income taxes plus income taxes on restructuring and other items and adjusted interest expense.

(5)	Represents the impact to equity of items to arrive at comparable earnings.

The following table provides a numerical reconciliation of net cash provided by operating activities to total cash generated and to free cash flow for 2019 :

2019
Net cash provided by operating activities	$2,045,000
Sales of revenue earning equipment (1)	450,000
Collections on direct finance leases (1)	85,000
Total cash generated	2,580,000
Purchases of property and revenue earning equipment	(3,700,000)
Free cash flow	$(1,120,000)
————————————

(1)	Included in cash flows from investing activities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Segment Financial Measures.
The following table reconciles FMS segment revenue to revenue from external customers for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
	(In thousands)
ChoiceLease revenue	$2,856,800	2,688,717	2,573,638
Commercial rental revenue	960,606	813,539	846,331
ChoiceLease and commercial rental revenue	3,817,406	3,502,256	3,419,969
Intercompany revenue	(309,270)	(264,571)	(249,017)
ChoiceLease and commercial rental revenue from external customers	$3,508,136	3,237,685	3,170,952

FMS services revenue	$590,166	541,506	527,771
Intercompany revenue	(40,789)	(35,634)	(34,222)
FMS services revenue from external customers	$549,377	505,872	493,549

FMS fuel services revenue	$847,655	689,809	608,454
Intercompany revenue	(227,410)	(169,309)	(144,716)
FMS fuel services revenue from external customers	$620,245	520,500	463,738

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Forward-looking statements (within the meaning of the Federal Private Securities Litigation Reform Act of 1995) are statements that relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends concerning matters that are not historical facts. These statements are often preceded by or include the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “could,” “should” or similar expressions. This Annual Report contains forward-looking statements including, but not limited to, statements regarding:

•	our expectations in our FMS business segment regarding anticipated ChoiceLease revenue and fleet growth and commercial rental revenue and demand;

•	our expectations in our DTS and SCS business segments regarding anticipated operating revenue trends, sales activity and growth rates;

•	our expectations of the long-term residual values of revenue earning equipment;

•	the anticipated increase in NLE vehicles in inventory through the end of the year;

•	the expected pricing and inventory levels for used vehicles;

•	our expectations of operating cash flow, free cash flow, and capital expenditures through the end of 2019;

•
the adequacy of our accounting estimates and reserves for pension expense, compensation expense and employee benefit plan obligations, depreciation and residual value guarantees, goodwill impairment, accounting changes, and income taxes;

•	our expected future contractual cash obligations and commitments;

•	the adequacy of our fair value estimates of employee incentive awards under our share-based compensation plans, publicly traded debt and other debt;

•	our beliefs regarding the default risk of our direct financing lease receivables;

•	our ability to fund all of our operating, investing and financial needs for the foreseeable future through internally generated funds and outside funding sources;

•
our expected level of use and availability of outside funding sources, anticipated future payments under debt, lease and purchase agreements, and risk of losses resulting from counterparty default under hedging and derivative agreements;

•	the anticipated impact of fuel price and exchange rate fluctuations;

•	our expectations as to return on pension plan assets, future pension expense and estimated contributions;

•	our expectations regarding the scope and anticipated outcomes with respect to certain claims, proceedings and lawsuits;

•	the ultimate disposition of estimated environmental liabilities;

•	our expectations about the need to repatriate foreign cash to the U.S.;

•	our ability to access commercial paper and other available debt financing in the capital markets;

•	our expected cost savings from workforce reductions and restructuring actions;

•	the size and impact of our strategic investments;

•	our expectations regarding restructuring charges in connection with the anticipated exit of our Singapore business operations;

•	the status of our unrecognized tax benefits related to the U.S. federal, state and foreign tax positions;

•	our expectations regarding the completion and ultimate outcome of certain tax audits; and

•	the anticipated impact of recent accounting pronouncements.
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

◦
Changes in general economic and financial conditions in the U.S. and worldwide leading to decreased demand for our services, lower profit margins, increased levels of bad debt and reduced access to credit and financial markets.

◦	Decreases in freight demand which would impact both our transactional and variable-based contractual business.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

◦	Changes in our customers’ operations, financial condition or business environment that may limit their demand for, or ability to purchase, our services.

◦	Decreases in market demand affecting the commercial rental market and used vehicle sales as well as global economic conditions.

◦	Volatility in customer volumes and shifting customer demand in the industries serviced by our SCS business.

◦	Changes in current financial, tax or regulatory requirements that could negatively impact our financial results.

•	Competition:

◦
Advances in technology may impact demand for our services or may require increased investments to remain competitive, and our customers may not be willing to accept higher prices to cover the cost of these investments.

◦	Competition from other service providers, some of which have greater capital resources or lower capital costs, or from our customers, who may choose to provide services themselves.

◦	Continued consolidation in the markets in which we operate which may create large competitors with greater financial resources.

◦	Our inability to maintain current pricing levels due to economic conditions, demand for services, customer acceptance or competition.

•	Profitability:

◦	Our inability to obtain adequate profit margins for our services

◦	Lower than expected sales volumes or customer retention levels

◦	Decreases in commercial rental fleet utilization and pricing

◦	Lower than expected used vehicle sales pricing levels and fluctuations in the anticipated proportion of retail versus wholesale sales

◦	Loss of key customers in our DTS and SCS business segments

◦	Our inability to adapt our product offerings to meet changing consumer preferences on a cost-effective basis

◦	The inability of our legacy information technology systems to provide timely access to data

◦	Sudden changes in fuel prices and fuel shortages

◦	Higher prices for vehicles, diesel engines and fuel as a result of new environmental standards

◦	Higher than expected maintenance costs and lower than expected benefits associated with our maintenance initiatives

◦	Our inability to successfully execute our asset management initiatives, maintain our fleet at normalized levels and right-size our fleet in line with demand

◦	Our key assumptions and pricing structure of our DTS and SCS contracts prove to be inaccurate

◦	Increased unionizing, labor strikes and work stoppages

◦
Difficulties in attracting and retaining drivers and technicians due to driver and technician shortages, which may result in higher costs to procure drivers and technicians and higher turnover rates affecting our customers

◦	Our inability to manage our cost structure

◦	Our inability to limit our exposure for customer claims

◦	Unfavorable or unanticipated outcomes in legal or regulatory proceedings or uncertain positions

◦	Business interruptions or expenditures due to severe weather or natural occurrences

•	Financing Concerns:

◦	Higher borrowing costs

◦	Unanticipated interest rate and currency exchange rate fluctuations

◦	Negative funding status of our pension plans caused by lower than expected returns on invested assets and unanticipated changes in interest rates

◦	Withdrawal liability as a result of our participation in multi-employer plans

◦	Instability in U.S. and worldwide credit markets, resulting in higher borrowing costs and/or reduced access to credit

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

•	Accounting Matters:

◦	Reductions in residual values or useful lives of revenue earning equipment

◦	Increases in compensation levels, retirement rate and mortality resulting in higher pension expense; regulatory changes affecting pension estimates, accruals and expenses

◦	Changes in accounting rules, assumptions and accruals

◦	Difficulties in implementing appropriate accounting and business processes to comply with the disclosure requirements of the new lease accounting standard

•	Other risks detailed from time to time in our SEC filings, including in “Item 1A.-Risk Factors” of this Annual Report.
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
Management assessed the effectiveness of Ryder’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control — Integrated Framework (2013).” Based on our assessment and those criteria, management determined that Ryder maintained effective internal control over financial reporting as of December 31, 2018. Management has excluded the acquisition of MXD Group, Inc. from its assessment of internal control over financial reporting as of December 31, 2018, as the total assets and total revenues represent less than 1% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2018.
Ryder’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of Ryder’s internal control over financial reporting as of December 31, 2018. Their report appears on the subsequent page.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of Ryder System, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Ryder System, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of earnings, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded MXD Group, Inc. from its assessment of internal control over financial reporting as of December 31, 2018, because it was acquired by the Company in a purchase business combination during 2018. We have also excluded MXD Group, Inc. from our audit of internal control over financial reporting. MXD Group, Inc. is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent approximately less than 1% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2018.

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
February 20, 2019

We have served as the Company’s auditor since 2006.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Years ended December 31,
	2018	2017	2016
	(In thousands, except per share amounts)
Lease and rental revenues	$3,508,136	3,237,685	3,170,952
Services revenue	4,280,834	3,538,869	3,123,448
Fuel services revenue	620,245	520,500	463,738
Total revenues	8,409,215	7,297,054	6,758,138

Cost of lease and rental	2,566,257	2,355,043	2,234,284
Cost of services	3,655,794	2,970,803	2,574,132
Cost of fuel services	605,613	507,440	448,306
Other operating expenses	125,323	115,507	113,461
Selling, general and administrative expenses	854,807	871,224	804,229
Non-operating pension costs	7,541	27,741	37,593
Used vehicle sales, net	21,739	17,241	(972)
Interest expense	178,560	140,350	147,843
Miscellaneous income, net	(5,387)	(44,245)	(13,068)
Restructuring and other charges, net	25,107	21,405	5,074
	8,035,354	6,982,509	6,350,882

Earnings from continuing operations before income taxes	373,861	314,545	407,256
Provision for (benefit from) income taxes	98,254	(477,744)	142,024
Earnings from continuing operations	275,607	792,289	265,232
Loss from discontinued operations, net of tax	(2,309)	(457)	(2,163)
Net earnings	$273,298	791,832	263,069

Earnings (loss) per common share — Basic
Continuing operations	$5.24	15.00	4.99
Discontinued operations	(0.04)	(0.01)	(0.04)
Net earnings	$5.20	15.00	4.95
Earnings (loss) per common share — Diluted
Continuing operations	$5.21	14.90	4.95
Discontinued operations	(0.04)	(0.01)	(0.04)
Net earnings	$5.17	14.89	4.91

See accompanying notes to consolidated financial statements.

Note: EPS amounts may not be additive due to rounding.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
	2018	2017	2016
	(In thousands)
Net earnings	$273,298	791,832	263,069

Other comprehensive (loss) income:

Changes in cumulative translation adjustment and other	(58,960)	66,172	(70,590)

Amortization of pension and postretirement items	27,499	31,520	29,493
Income tax expense related to amortization of pension and postretirement items	(6,422)	(11,034)	(10,452)
Amortization of pension and postretirement items, net of tax	21,077	20,486	19,041

Change in net actuarial loss and prior service cost	(83,695)	49,680	(98,092)
Income tax benefit (expense) related to change in net actuarial loss and prior service cost	18,327	(9,807)	28,344
Change in net actuarial loss and prior service cost, net of taxes	(65,368)	39,873	(69,748)

Other comprehensive (loss) income, net of taxes	(103,251)	126,531	(121,297)

Comprehensive income	$170,047	918,363	141,772

See accompanying notes to consolidated financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
	(Dollars in thousands, except share amounts)
Assets:
Current assets:
Cash and cash equivalents	$68,111	78,348
Receivables, net	1,219,426	1,010,908
Inventories	79,228	73,543
Prepaid expenses and other current assets	201,626	160,094
Total current assets	1,568,391	1,322,893
Revenue earning equipment, net	9,497,970	8,355,262
Operating property and equipment, net	843,813	776,704
Goodwill	475,206	395,504
Intangible assets, net	59,075	42,930
Direct financing leases and other assets	606,629	570,706
Total assets	$13,051,084	11,463,999

Liabilities and shareholders’ equity:
Current liabilities:
Short-term debt and current portion of long-term debt	$929,952	826,069
Accounts payable	731,876	599,303
Accrued expenses and other current liabilities	630,493	589,603
Total current liabilities	2,292,321	2,014,975
Long-term debt	5,693,646	4,583,582
Other non-current liabilities	849,946	812,642
Deferred income taxes	1,304,844	1,211,129
Total liabilities	10,140,757	8,622,328

Shareholders’ equity:
Preferred stock, no par value per share — authorized, 3,800,917; none outstanding, December 31, 2018 or 2017	—	—
Common stock, $0.50 par value per share — authorized, 400,000,000; outstanding, December 31, 2018 — 53,116,485; December 31, 2017 — 52,955,314	26,559	26,478
Additional paid-in capital	1,084,391	1,051,017
Retained earnings	2,710,696	2,471,677
Accumulated other comprehensive loss	(911,319)	(707,501)
Total shareholders’ equity	2,910,327	2,841,671
Total liabilities and shareholders’ equity	$13,051,084	11,463,999
See accompanying notes to consolidated financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2018	2017	2016
	(In thousands)

Net earnings	$273,298	791,832	263,069
Less: Loss from discontinued operations, net of tax	(2,309)	(457)	(2,163)
Earnings from continuing operations	275,607	792,289	265,232
Depreciation expense	1,394,964	1,255,175	1,187,050
Goodwill impairment charge	15,513	—	—
Used vehicle sales, net	21,739	17,241	(972)
Amortization expense and other non-cash charges, net	31,153	8,335	38,857
Non-operating pension costs and share-based compensation expense	32,493	46,708	56,257
Deferred income tax expense (benefit)	104,602	(500,298)	125,169
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(189,331)	(173,840)	(51,754)
Inventories	(5,782)	(3,296)	(5,906)
Prepaid expenses and other assets	(65,797)	(38,878)	(14,211)
Accounts payable	16,869	66,149	94,320
Accrued expenses and other non-current liabilities	3,065	78,401	(93,020)
Net cash provided by operating activities from continuing operations	1,635,095	1,547,986	1,601,022

Cash flows from financing activities from continuing operations:
Net change in commercial paper borrowings and revolving credit facilities	51,888	89,519	(77,798)
Debt proceeds	1,970,620	873,302	674,928
Debt repaid	(797,808)	(962,577)	(669,047)
Dividends on common stock	(111,864)	(95,813)	(91,043)
Common stock issued	17,020	20,508	18,087
Common stock repurchased	(30,810)	(78,316)	(37,274)
Debt issuance costs and other items	(5,600)	(1,738)	(3,775)
Net cash provided by (used in) financing activities from continuing operations	1,093,446	(155,115)	(185,922)

Cash flows from investing activities from continuing operations:
Purchases of property and revenue earning equipment	(3,050,409)	(1,860,436)	(1,905,157)
Sales of revenue earning equipment	379,716	376,743	414,249
Sales of operating property and equipment	16,606	52,257	7,051
Acquisitions, net of cash acquired	(167,372)	(7,240)	—
Collections on direct finance leases and other items	74,967	73,172	76,510
Net cash used in investing activities from continuing operations	(2,746,492)	(1,365,504)	(1,407,347)

Effect of exchange rates on cash, cash equivalents, and restricted cash	4,694	(5,539)	(9,482)
(Decrease) increase in cash, cash equivalents, and restricted cash from continuing operations	(13,257)	21,828	(1,729)
Decrease in cash, cash equivalents, and restricted cash from discontinued operations	(1,654)	(1,445)	(1,929)
(Decrease) increase in cash, cash equivalents, and restricted cash	(14,911)	20,383	(3,658)
Cash, cash equivalents, and restricted cash at January 1	83,022	62,639	66,297
Cash, cash equivalents, and restricted cash at December 31	$68,111	83,022	62,639
See accompanying notes to consolidated financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Amount	Shares	Par				Total
	(Dollars in thousands, except share amounts)
Balance at January 1, 2016	$—	53,490,603	$26,745	1,006,021	1,667,080	(712,735)	1,987,111
Comprehensive income	—	—	—	—	263,069	(121,297)	141,772
Common stock dividends declared and paid—$1.70 per share	—	—	—	—	(91,100)	—	(91,100)
Common stock issued under employee stock option and stock purchase plans (1)	—	507,104	254	17,752	—	—	18,006
Benefit plan stock purchases (2)	—	1,709	1	80	—	—	81
Common stock repurchases	—	(536,298)	(268)	(9,968)	(27,038)	—	(37,274)
Share-based compensation	—	—	—	18,664	—	—	18,664
Adoption of new accounting standard	—	—	—	—	20,396	—	20,396
Balance at December 31, 2016	—	53,463,118	26,732	1,032,549	1,832,407	(834,032)	2,057,656
Comprehensive income	—	—	—	—	791,832	126,531	918,363
Common stock dividends declared and paid—$1.80 per share	—	—	—	—	(95,507)	—	(95,507)
Common stock issued under employee stock option and stock purchase plans (1)	—	578,847	289	20,200	—	—	20,489
Benefit plan stock sales (2)	—	250	—	19	—	—	19
Common stock repurchases	—	(1,086,901)	(543)	(20,718)	(57,055)	—	(78,316)
Share-based compensation	—	—	—	18,967	—	—	18,967
Balance at December 31, 2017	—	52,955,314	26,478	1,051,017	2,471,677	(707,501)	2,841,671
Comprehensive income	—	—	—	—	273,298	(103,251)	170,047
Common stock dividends declared and paid—$2.12 per share	—	—	—	—	(112,553)	—	(112,553)
Common stock issued under employee stock option and stock purchase plans (1)	—	585,290	293	16,659	—	—	16,952
Benefit plan stock sales (2)	—	700	—	68	—	—	68
Common stock repurchases	—	(424,819)	(212)	(8,305)	(22,293)	—	(30,810)
Share-based compensation	—	—	—	24,952	—	—	24,952
Adoption of new accounting standard	—	—	—	—	100,567	(100,567)	—
Balance at December 31, 2018	$—	53,116,485	$26,559	1,084,391	2,710,696	(911,319)	2,910,327
__________________

(1)	Net of common shares delivered as payment for the exercise price or to satisfy the holders’ withholding tax liability upon exercise of options.

(2)	Represents open-market transactions of common shares by the trustee of Ryder’s deferred compensation plans.
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

Revenue Recognition
We recognize revenue upon the transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. We enter into contracts that can include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. Revenue is recognized net of allowances for amounts collected from customers for taxes, such as sales tax, that are remitted to the applicable taxing authorities. We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectibility of consideration is probable. We generally recognize revenue over time as we perform because of continuous transfer of control to our customers.
We generate revenue primarily through contracts with customers to lease, rent and maintain revenue earning equipment and to provide logistics management and dedicated services. We classify our revenues in the categories of lease and rental, services and fuel. Our lease and rental revenues are accounted for in accordance with existing lease guidance in Leases (Topic 840) and our services and fuel revenues are accounted for in accordance with revenue recognition guidance in Revenue from Contracts with Customers (Topic 606).
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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Contract Balances

We do not have material contract assets as we generally invoice customers as we perform services. Contract receivables are recorded in “Receivables, net” in the Consolidated Balance Sheets. Payment terms vary by contract type, although terms generally include a requirement of payment within 30 to 90 days. As a practical expedient, we do not assess whether a contract has a significant financing component as the period between the receipt of customer payment and the transfer of service to the customer is less than a year. Our contract liabilities consist of deferred revenue. We record deferred revenues when cash payments are received or due in advance of our performance, including amounts that are refundable. We classify deferred

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

revenue as a current liability as we expect to recognize this revenue within 12 months. Revenue is recognized upon satisfaction of the performance obligation.
Costs to Obtain and Fulfill a Contract

Our incremental direct costs of obtaining and fufilling a contract, which primarily consist of sales commissions and start-up costs, are capitalized and amortized over the period of contract performance or a longer period, generally the estimated life of the customer relationship if renewals are expected and the renewal commission is not commensurate with the initial commission. We capitalize incremental direct costs of obtaining a contract that i) relate directly to the contract and ii) are expected to be recovered through revenue generated under the contract. This requires an evaluation of whether the costs are incremental and would not have occurred absent the customer contract.

The current and noncurrent portions of incremental costs to obtain and fulfill a contract are included in “Prepaid expenses and other current assets” and “Direct financing leases and other assets” respectively, in the Consolidated Balance Sheets. Costs are amortized in “Selling, general and administrative expenses” in the Consolidated Statements of Earnings on a straight-line basis over the expected period of benefit.
Accounts Receivable Allowance
We maintain an allowance for uncollectible customer receivables and an allowance for billing adjustments related to certain discounts and other customer concessions. Estimates are updated regularly based on historical experience of bad debts and billing adjustments processed, current collection trends and aging analysis. Accounts are charged against the allowance when determined to be uncollectible.
Inventories
Inventories, which consist primarily of fuel, tires and vehicle parts, are valued at the lower of cost using the weighted-average cost basis or net realizable value.

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
Goodwill and other intangible assets with indefinite useful lives are not amortized, but rather, are tested for impairment at least annually (October 1st). In evaluating goodwill for impairment, we have the option to first assess qualitative factors to determine whether further impairment testing is necessary. Among other relevant events and circumstances that affect the fair value of reporting units, we consider individual factors such as macroeconomic conditions, changes in our industry and the markets in which we operate, as well as our reporting units' historical and expected future financial performance.
If we conclude that it is more likely than not that a reporting unit's fair value is less than its carrying value or we bypass the optional qualitative assessment, recoverability is assessed by comparing the fair value of the reporting unit with its carrying amount. If a reporting unit exceeds its fair value, we will measure any goodwill impairment losses as the amount by which the carrying amount of a reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit.
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

Impairment of Long-Lived Assets Other than Goodwill
Long-lived assets held and used, including revenue earning equipment, operating property and equipment and intangible assets with finite lives, are tested for recoverability when circumstances indicate that the carrying amount of assets may not be recoverable. Recoverability of long-lived assets is evaluated by comparing the carrying value of an asset or asset group to management’s best estimate of the undiscounted future operating cash flows (excluding interest charges) expected to be generated by the asset or asset group. If these comparisons indicate that the carrying value of the asset or asset group is not recoverable, an impairment loss is recognized for the amount by which the carrying value of the asset or asset group exceeds fair value. Fair value is determined by a quoted market price, if available, or an estimate of projected future operating cash flows, discounted using a rate that reflects the related operating segment’s average cost of funds. Long-lived assets to be

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

disposed of, including revenue earning equipment and operating property and equipment, are reported at the lower of carrying amount or fair value less costs to sell.

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
Subject to the unique provisions of SEC Staff Accounting Bulletin No. 118 (SAB 118) related to the effects of the 2017 Tax Cuts and Jobs Act, the effects of changes in tax laws on deferred tax balances are recognized in the period the new legislation is enacted. Valuation allowances are recognized to reduce deferred tax assets to the amount that is more likely than not to be realized. In assessing the likelihood of realization, management considers estimates of future sources of taxable income. We calculate our current and deferred tax position based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed in subsequent years. Adjustments based on filed returns are recorded when identified.
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
Interest and penalties related to income tax exposures are recognized as incurred and included in "provision for (benefit from) income taxes” in our Consolidated Statements of Earnings. Accruals for income tax exposures, including penalties and interest, expected to be settled within the next year are included in “Accrued expenses and other current liabilities” with the remainder included in “Other non-current liabilities” in our Consolidated Balance Sheets. The federal benefit from state income tax exposures is included in “Deferred income taxes” in our Consolidated Balance Sheets.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Severance and Contract Termination Costs
We recognize liabilities for severance and contract termination costs based upon the nature of the cost to be incurred. For involuntary separation plans that are completed within the guidelines of our written involuntary separation plan, we recognize the liability when it is probable and reasonably estimable. For one-time termination benefits, such as additional severance pay or benefit payouts, and other exit costs, such as contract termination costs, the liability is measured and recognized initially at fair value in the period in which the liability is incurred, with subsequent changes to the liability recognized as adjustments in the period of change. Severance related to position eliminations that are part of a restructuring plan is included in "Restructuring and other charges , net” in the Consolidated Statements of Earnings. Severance costs that are not part of a restructuring plan are recognized in the period incurred as a direct cost of revenue or within “Selling, general and administrative expenses,” in the Consolidated Statements of Earnings depending upon the nature of the eliminated position.

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

Foreign Currency Translation
Our foreign operations generally use local currency as their functional currency. Assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. Items in the Consolidated Statements of Earnings are

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

translated at the average exchange rates for the year. The impact of currency fluctuations on our balance sheet is presented in “Changes in cumulative translation adjustment and other” in the Consolidated Statements of Comprehensive Income. Upon sale or upon complete or substantially complete liquidation of an investment in a foreign operation, the currency translation adjustment attributable to that operation is removed from accumulated other comprehensive loss and is reported as part of the gain or loss on sale or liquidation of the investment for the period during which the sale or liquidation occurs. Gains and losses resulting from foreign currency transactions are recognized in “Miscellaneous income, net” in the Consolidated Statements of Earnings.

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
Pension and postretirement benefit expense includes service cost, interest cost, and expected return on plan assets (if funded). Pension costs include amortization of net prior service costs loss and net actuarial loss. Postretirement costs include amortization of net prior service credit and net actuarial gain. Service cost represents the actuarial present value of participant benefits earned in the current year. The expected return on plan assets represents the average rate of earnings expected on the

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

funds invested or to be invested to provide for the benefits included in the obligation. Prior service cost represents the impact of plan amendments. Net actuarial losses arise as a result of differences between actual experience and assumptions or as a result of changes in actuarial assumptions. Net actuarial gain/loss and prior service cost/credit not recognized as a component of pension and postretirement benefit expense as they arise are recognized as "Change in net actuarial loss and prior service cost, net of tax" in the Consolidated Statements of Comprehensive Income. These pension and postretirement items are subsequently amortized as a component of pension and postretirement benefit expense over the remaining service period, if the majority of the employees are active, otherwise over the remaining life expectancy, provided such amounts exceed thresholds based upon the benefit obligation or the value of plan assets.
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

Income Taxes

In February 2018, the FASB issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which permits - but does not require - companies to reclassify stranded tax effects caused by the 2017 Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings. Additionally, the ASU requires new disclosures by all companies, whether they elected to make the reclassification or not. The standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. We adopted this standard using the aggregate portfolio approach and elected to reclassify $101 million of tax benefits resulting from the federal income tax rate change, net of associated state tax effect, from accumulated other comprehensive loss to retained earnings as of the beginning of 2018. This standard did not impact our results of operations or cash flows.

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

Business Combinations

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The objective of the update is to add guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting, including acquisitions, disposals, goodwill, and consolidation. Companies must use a prospective approach to adopt ASU 2017-01, which was effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted. We prospectively adopted this standard in the first quarter of 2018. The new standard did not have an impact to the Company's consolidated financial statements during 2018.

Statement of Cash Flows

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows, which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. In November 2016, the FASB issued additional guidance related to the statement of cash flows, which requires companies to explain the change during the period in the total of cash, cash equivalents, and restricted cash or restricted cash equivalents. The standard was effective January 1, 2018, with early adoption permitted. We adopted the standard during the first quarter of 2018. As a result of this update, restricted cash is included within cash and cash equivalents on our statements of consolidated cash flows. We did not have restricted cash as of December 31, 2018. As of December 31, 2017, we had restricted cash of $5 million in prepaid expenses and other current assets associated with our like-kind exchange program for certain of our U.S. based revenue earning equipment.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which sets out the principles for the identification, measurement, recognition, presentation and disclosure of leases. The FASB issued a number of subsequent updates to the standard. The standard impacts the accounting for both lessors and lessees. We will adopt the standard effective January 1, 2019, using the modified retrospective transition method and initial application date of January 1, 2017. We do not intend to elect the allowable transition practical expedients package and are therefore required to reassess as of January 1, 2017, and throughout 2017 and 2018, 1) whether contracts contain leases, 2) lease classification, and 3) initial direct costs. For our facility and equipment leases, we intend to elect the practical expedient for lessees, to combine lease and non-lease components. We do not intend to utilize the practical expedient that allows the use of hindsight by lessees and lessors in determining the lease term or in assessing impairment of right-of-use assets.

The new standard requires lessors to identify and evaluate the lease and non-lease components in arrangements containing a lease, provides clarification on the scope of non-lease components and provides more guidance on how to identify and separate the components. From a lessor perspective, the adoption of the new lease standard will primarily impact our ChoiceLease product line, which includes a vehicle lease as well as maintenance and other services. The lease component will be accounted for using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. We will generally continue to recognize revenue for the lease component of the product line on a straight-line basis. The non-lease component will be accounted for in accordance with revenue guidance under Topic 606. Revenue from maintenance services will be recognized consistent with the estimated pattern of maintenance costs, which will generally result in the recognition of a contract liability for some portion of the customer's payments allocated to the service component of the arrangement. Maintenance services are typically not performed evenly over the life of a ChoiceLease contract.

We are implementing a lessor revenue recognition system, which will both assist in separating the lease and non-lease components, primarily maintenance services, as well as account for the pattern of revenue recognition of the separate lease and non-lease components under our lessor arrangements. Upon the adoption of the lease standard, we expect to record a material cumulative-effect adjustment to retained earnings as of January 1, 2017, to recognize deferred revenue, net of the deferred tax impact, related to the maintenance services. We continue to evaluate the impact of adoption of the lessor requirements of this standard on our results of operations; however, such requirements may have a significant impact on our results of operations due to the change to the timing and pattern of recognition of income. The adoption of the lessor requirements will have no impact on our cash flows.

The standard requires lessees to classify leases as either finance or operating leases. This classification will determine whether the related expense will be recognized based on asset amortization and interest on the obligation (finance leases) or on a straight-line basis over the term of the lease (operating lease). A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. We are implementing a lease management system to track and record the right-of-use asset and liability for all leases with a term of greater than 12 months. Upon the adoption of the lease standard, we will record right-of-use assets and lease liabilities as of January 1, 2017, and retrospectively adjust the results of operations and financial position throughout 2017 and 2018 for the effects of the new standard. The difference between the right-of-use assets and lease liabilities, net of the deferred tax impact, will be recorded as cumulative-effect adjustment to retained earnings. We do not expect the lessee requirements to have a material impact on our consolidated financial position, results of operations or cash flows.

We are in the process of completing additional process changes and updating internal controls to ensure the new reporting and disclosure requirements are met upon adoption.

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which together with related, subsequently issued guidance, requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. In addition, Topic 606 requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. We adopted Topic 606 in the first quarter of 2018 using the full retrospective method, which required us to retrospectively adjust each prior reporting period presented.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Upon adoption of Topic 606, we applied the standard’s practical expedient that permits the omission of disclosures of the prior period allocation of the transaction price to remaining performance obligations and an explanation of when the entity expects to recognize that amount as revenue.

Adoption of the new revenue recognition standard impacted our previously reported Consolidated Statements of Operations and Comprehensive Income results as follows (in millions, except per share amounts):

	Year ended December 31, 2017			Year ended December 31, 2016
		New Revenue			New Revenue
	As Previously	Standard		As Previously	Standard
	Reported	Adjustments	As Revised	Reported	Adjustments	As Revised
Services revenue (1)	$3,571.4	(32.5)	3,538.9	$3,152.3	(28.9)	3,123.4
Total revenues	7,329.6	(32.5)	7,297.1	6,787.0	(28.9)	6,758.1
Cost of services (1)	3,003.3	(32.5)	2,970.8	2,603.0	(28.9)	2,574.1
Selling, general and administrative expenses	872.0	(0.8)	871.2	805.1	(0.9)	804.2
Earnings from continuing operations before income taxes	313.8	0.8	314.5	406.4	0.9	407.3
Provision for income taxes	(477.2)	(0.5)	(477.7)	141.7	0.3	142.0
Earnings from continuing operations	791.0	1.3	792.3	264.6	0.6	265.2
Net earnings	790.6	1.3	791.8	262.5	0.6	263.1

Comprehensive income	917.1	1.3	918.4	141.2	0.6	141.8

Earnings per common share - Basic
Continuing operations	$14.98	0.02	15.00	$4.98	0.01	4.99

Earnings per common share - Diluted
Continuing operations	$14.87	0.03	14.90	$4.94	0.01	4.95
————————————

(1)
Amount includes $33 million and $29 million for the years ended December 31, 2017 and 2016, respectively, related to correction of a prior period error. We historically accounted for certain freight brokerage agreements as a principal and presented revenue and costs related to subcontracted transportation on a gross basis in our financial statements. In adopting Topic 606, we reviewed and evaluated our existing revenue contracts and determined that certain of our freight brokerage agreements should have historically been presented on a net basis as an agent. We evaluated the materiality of this revision, quantitatively and qualitatively. We concluded it was not material to any of our previously issued consolidated financial statements and correction as an out of period adjustment in the current period was not material.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Adoption of the new revenue recognition standard impacted our previously reported Consolidated Balance Sheet as follows (in millions):

	December 31, 2017
		New Revenue
	As Previously	Standard
	Reported	Adjustment	As Revised
Prepaid expenses and other current assets	$159.5	0.6	160.1
Total current assets	1,322.3	0.6	1,322.9
Direct financing leases and other assets	559.5	11.2	570.7
Total assets	11,452.2	11.8	11,464.0
Accrued expenses and other current liabilities	587.4	2.2	589.6
Total current liabilities	2,012.8	2.2	2,015.0
Other non-current liabilities	812.1	0.5	812.6
Deferred income taxes	1,208.8	2.3	1,211.1
Total liabilities	8,617.2	5.1	8,622.3
Retained earnings	2,465.0	6.7	2,471.7
Total shareholders' equity	2,835.0	6.7	2,841.7
Total liabilities and shareholders' equity	11,452.2	11.7	11,464.0

3. ACQUISITIONS

On April 2, 2018, we acquired all of the outstanding equity of MXD Group, Inc. (MXD), an e-commerce fulfillment provider with a national network of facilities, including last mile delivery capabilities, for a purchase price of $118 million. The acquisition is included in our SCS business segment. We acquired MXD to expand our e-fulfillment and final mile capabilities for our e-commerce business. The following table provides the preliminary purchase price allocation to the assets and the liabilities assumed as of the closing date of the MXD acquisition.

(In thousands)
Assets:
Operating property and equipment	$9,803
Goodwill	63,424
Customer relationships and other intangibles	23,651
Other assets, primarily accounts receivable	31,492
Deferred income taxes	12,737
141,107
Liabilities:
Accrued liabilities	(18,107)
Other liabilities, primarily accounts payable	(5,052)
Net assets acquired	$117,948

The excess of the purchase consideration over the aggregate estimated fair values of identifiable assets acquired and liabilities assumed was recorded as goodwill. The goodwill recognized reflects e-commerce growth opportunities, opportunities to cross-sell with our existing customer base and expected cost synergies of combining MXD with our business. The goodwill is not expected to be deductible for income tax purposes. Customer relationship intangible assets are expected to be amortized over 8 years. The results of operations of MXD were not material to our results of operations and therefore pro forma financial information for the acquisition is not presented.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On June 15, 2018, we acquired all of the outstanding equity of Metro Truck & Tractor Leasing (Metro), a full service leasing, rental and maintenance company for a purchase price of $52 million. The acquisition is included in our FMS business segment. We acquired Metro to expand our presence in the Baltimore, Maryland area. The preliminary purchase accounting for this acquisition resulted in $0.4 million of the purchase price allocated to customer relationships and other intangible assets, $19 million allocated to tangible assets net of liabilities assumed and the remaining $32 million represents goodwill. The goodwill recognized reflects expected cost synergies and operational improvements in the combined companies and expected growth opportunities with Metro's current customers and prospects in the Maryland market. The goodwill is not expected to be deductible for income tax purposes. The assets, liabilities and results of operations of Metro were not material to our consolidated financial position or results of operations and therefore pro forma financial information for the acquisition is not presented.

The estimated fair values of assets acquired and liabilities assumed in the acquisitions of both MXD and Metro are provisional and are based on the information that was available as of the acquisition date. We believe that we have sufficient information to provide a reasonable basis for estimating the fair values of assets acquired and liabilities assumed; however, we are currently obtaining additional information which will be necessary to finalize our estimate of fair values. Therefore, the provisional measurements of estimated fair values reflected are subject to change. We expect to finalize the valuation and complete the purchase consideration allocation no later than one year from the respective acquisition dates. The primary area of the purchase price allocation that is not yet finalized relates to income and non-income taxes.
On September 29, 2017, we completed the acquisition of Dallas Service Center, Inc., an independent truck repair facility, for a purchase price of approximately $8 million, net of cash acquired.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4. REVENUE
Disaggregation of Revenue

The following tables disaggregate our revenue by primary geographical market and industry:

Primary Geographical Markets

	Year ended December 31, 2018
	FMS	DTS	SCS	Eliminations	Total
	(In thousands)
United States	$4,618,012	1,333,313	1,990,485	(554,764)	7,387,046
Canada	301,741	—	185,655	(22,705)	464,691
Europe	335,474	—	—	—	335,474
Mexico	—	—	198,148	—	198,148
Singapore	—	—	23,856	—	23,856
Total revenue	$5,255,227	1,333,313	2,398,144	(577,469)	8,409,215

	Year ended December 31, 2017
	FMS	DTS	SCS	Eliminations	Total
	(In thousands)
United States	$4,130,528	1,095,645	1,569,957	(449,946)	6,346,184
Canada	281,668	—	166,078	(19,568)	428,178
Europe	321,375	—	—	—	321,375
Mexico	—	—	170,525	—	170,525
Singapore	—	—	30,792	—	30,792
Total revenue	$4,733,571	1,095,645	1,937,352	(469,514)	7,297,054

	Year ended December 31, 2016
	FMS	DTS	SCS	Eliminations	Total
	(In thousands)
United States	$3,952,015	1,020,543	1,302,730	(411,618)	5,863,670
Canada	264,759	—	139,159	(16,337)	387,581
Europe	339,420	—	—	—	339,420
Mexico	—	—	139,176	—	139,176
Singapore	—	—	28,291	—	28,291
Total revenue	$4,556,194	1,020,543	1,609,356	(427,955)	6,758,138

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Industry

We have a diversified portfolio of customers across a full array of transportation and logistics solutions and across many industries. We believe this will help to mitigate the impact of adverse downturns in specific sectors of the economy. Our portfolio of ChoiceLease and commercial rental customers is not concentrated in any one particular industry or geographic region. We derive a significant portion of our SCS revenue from the automotive industry, mostly from manufacturers and suppliers of original equipment parts. Our SCS business segment includes revenue from the below industries:

	Year ended December 31,
	2018	2017	2016
	(In thousands)
Automotive	$947,408	783,640	724,082
Technology and healthcare	480,026	387,252	283,836
CPG and retail	766,765	535,689	452,096
Industrial and other	203,945	230,771	149,342
Total revenue	$2,398,144	1,937,352	1,609,356
Contract Balances

We record a receivable related to revenue recognized when we have an unconditional right to invoice. There were no material contract assets as of December 31, 2018 or 2017. Trade receivables were $1.09 billion and $899 million at December 31, 2018 and 2017, respectively. Impairment losses on receivables were not material during 2018 and 2017.

Contract liabilities relate to payments received in advance of performance under the contract. Changes in contract liabilities are due to our performance under the contract. The amount of revenue recognized during 2018 that was included within deferred revenue at January 1, 2018, was $13 million.

5. RESTRUCTURING AND OTHER CHARGES, NET

The following table presents the restructuring and other charges, net that related to each segment in 2018, 2017, and 2016.

	Years ended December 31,
	2018	2017	2016
	(In thousands)
Fleet Management Solutions	$16,785	2,995	3,550
Dedicated Transportation Solutions	—	771	22
Supply Chain Solutions	7,668	2,278	278
Central Support Services	654	15,361	1,224
Total	$25,107	21,405	5,074
In 2018, 2017 and 2016, we executed restructuring plans to reduce our workforce in multiple locations as a result of cost containment actions. In the second quarter of 2018, we committed to a plan to shutdown our Singapore business operations and recognized employee termination costs of $4 million. We expect to incur additional restructuring charges related to exiting Singapore business operations in 2019, but we do not expect these charges to be material to our financial statements.
Additionally, in 2018, we incurred $4 million in charges attributable to workforce reductions. During 2018, we recorded an impairment charge of $16 million related to our FMS Europe reporting unit. We also recorded restructuring credits of $4 million related to the gains on the sale of certain U.K. facilities that were closed as part of our December 2017 restructuring activities, and we recorded $4 million of professional fees related to the pursuit of a commercial claim and $2 million of acquisition transaction costs related to the acquisitions of MXD and Metro.
During 2017, we incurred charges of $11 million, related to consulting fees associated with cost-savings programs and restructuring credits of $3 million related to the gains on sales of certain UK facilities that were closed as part of prior year restructuring activities. In 2017 and 2016, our restructuring plans resulted in charges of $13 million and $5 million in each of the respective years. All of these items were included within "Restructuring and other charges, net" in our Consolidated Statement of Earnings.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the activities within, and components of, restructuring liabilities for 2018, 2017 and 2016 (in thousands):

Employee Termination Costs
Balance as of December 31, 2015	$12,333
Workforce reduction charges	5,074
Utilization (1)	(10,129)
Balance as of December 31, 2016	7,278
Workforce reduction charges	13,320
Utilization (1)	(7,524)
Balance as of December 31, 2017	13,074
Workforce reduction charges	8,366
Utilization (1)	(13,845)
Balance as of December 31, 2018 (2)	$7,595
_________________
Note: The restructuring liabilities shown above are included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets.
(1) Principally represents cash payments.
(2) The majority of the balance remaining for employee termination costs is expected to be paid by the end of 2019.

6. RECEIVABLES, NET

	December 31,
	2018	2017
	(In thousands)
Trade	$1,087,219	898,876
Direct financing leases	83,962	81,996
Other, primarily warranty and insurance	65,427	43,883
	1,236,608	1,024,755
Allowance	(17,182)	(13,847)
Total	$1,219,426	1,010,908

7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

	December 31,
	2018	2017
	(In thousands)
Restricted cash	$—	4,674
Prepaid vehicle licenses	69,434	62,772
Prepaid operating taxes	16,461	14,320
Prepaid sales commission	23,842	13,599
Prepaid insurance	16,423	15,688
Start-up costs	9,463	8,001
Prepaid maintenance	10,903	6,171
Prepaid vehicles	12,814	947
Other	42,286	33,922
Total	$201,626	160,094

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8.     REVENUE EARNING EQUIPMENT, NET

	Estimated Useful Lives	December 31, 2018			December 31, 2017
		Cost	Accumulated Depreciation	Net (1)	Cost	Accumulated Depreciation	Net (1)
	(In years)	(In thousands)
Held for use:
ChoiceLease	3 — 12	$10,955,447	(3,694,104)	7,261,343	10,002,981	(3,367,431)	6,635,550
Commercial rental	4.5 — 12	3,152,908	(1,047,346)	2,105,562	2,616,706	(1,001,965)	1,614,741
Held for sale		467,093	(336,028)	131,065	403,229	(298,258)	104,971
Total		$14,575,448	(5,077,478)	9,497,970	13,022,916	(4,667,654)	8,355,262
_______________

(1)
Revenue earning equipment, net includes vehicles under capital leases of $18 million, less accumulated depreciation of $10 million, at December 31, 2018 and $29 million, less accumulated depreciation of $14 million, at December 31, 2017.

Depreciation expense was $1.29 billion, $1.16 billion and $1.10 billion in 2018, 2017 and 2016, respectively.
In 2018 and 2017, based on current and expected market conditions, we accelerated depreciation on certain classes of vehicles expected to be made available for sale through June 2020 and 2019, respectively. We recorded accelerated depreciation of $39 million in 2018 and $30 million in 2017.
Revenue earning equipment held for sale is stated at the lower of net book value or fair value less costs to sell. Losses on vehicles held for sale for which carrying values exceeded fair value are recognized at the time they arrive at our used truck centers and are presented within "Used vehicle sales, net" in the Consolidated Statements of Earnings. For revenue earning equipment held for sale, we stratify our fleet by vehicle type (trucks, tractors and trailers), weight class, age and other relevant characteristics and create classes of similar assets for analysis purposes. For a certain population of revenue earning equipment held for sale, fair value was determined based upon recent market prices obtained from our own sales experience for sales of each class of similar assets and vehicle condition. Expected declines in market prices were also considered when valuing the vehicles held for sale. These vehicles held for sale were classified within Level 3 of the fair value hierarchy. During 2018, 2017, and 2016, we recognized losses to reflect changes in fair value of $54 million, $58 million and $67 million, respectively.
The following table presents our assets that are measured at fair value on a nonrecurring basis and considered a Level 3 fair value measurement:

			Total Losses (2)
	December 31,		Year ended December 31,
	2018	2017	2018	2017
Assets held for sale:	(In thousands)		(In thousands)
Revenue earning equipment: (1)
Trucks	$44,325	33,208	$40,220	30,812
Tractors	35,397	27,976	9,030	21,261
Trailers	1,507	2,100	4,478	5,992
Total assets at fair value	$81,229	63,284	$53,728	58,065
______________

(1)
Assets held for sale in the above table only include the portion of revenue earning equipment held for sale where net book values exceeded fair values and fair value adjustments were recorded. The net book value of assets held for sale not exceeding fair value was $50 million and $42 million as of December 31, 2018 and 2017, respectively.

(2)	Total losses represent fair value adjustments for all vehicles reclassified to held for sale throughout the period for which fair value was less than net book value.

The components of used vehicle sales, net were as follows:

	Twelve months ended December 31,
	2018	2017	2016
	(In thousands)
Gains on vehicle sales, net	$(31,989)	(40,824)	(68,387)
Losses from fair value adjustments	53,728	58,065	67,415
Used vehicle sales, net	$21,739	17,241	(972)

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9.     OPERATING PROPERTY AND EQUIPMENT, NET

	Estimated Useful Lives	December 31,
		2018	2017
	(In years)	(In thousands)
Land	—	$235,272	217,885
Buildings and improvements	10 — 40	873,728	822,931
Machinery and equipment	3 — 10	845,460	797,084
Other	3 — 10	125,377	131,181
		2,079,837	1,969,081
Accumulated depreciation		(1,236,024)	(1,192,377)
Total		$843,813	776,704

Depreciation expense was $101 million, $94 million and $88 million in 2018, 2017 and 2016, respectively.

10. GOODWILL
The carrying amount of goodwill attributable to each reportable business segment with changes therein was as follows:

	Fleet Management Solutions	Dedicated Transportation Solutions	Supply Chain Solutions	Total
	(In thousands)
Balance at January 1, 2017
Goodwill	$228,832	40,808	146,353	415,993
Accumulated impairment losses	(10,322)	—	(18,899)	(29,221)
	218,510	40,808	127,454	386,772
Acquisitions (1)	6,506	—	—	6,506
Foreign currency translation adjustment	1,838	—	388	2,226
Balance at December 31, 2017
Goodwill	237,176	40,808	146,741	424,725
Accumulated impairment losses	(10,322)	—	(18,899)	(29,221)
	226,854	40,808	127,842	395,504
Acquisitions (1)	32,266	—	63,424	95,690
Foreign currency translation adjustment and other	(1)	—	(474)	(475)
Balance at December 31, 2018
Goodwill	269,441	40,808	209,691	519,940
Accumulated impairment losses	(25,835)	—	(18,899)	(44,734)
	$243,606	40,808	190,792	475,206
———————————

(1)	See Note 3, "Acquisitions," in the Notes to Consolidated Financial Statements for additional information.

We assess goodwill for impairment on October 1st of each year or more often if deemed necessary. On October 1, 2017, we completed our annual goodwill impairment test and determined there was no impairment. However, based on market conditions impacting our FMS Europe reporting unit's financial performance in the first quarter of 2018, we performed an interim impairment test as of March 31, 2018. Based on our analysis, we determined that all goodwill associated with our FMS Europe reporting unit was impaired and recorded an impairment charge of $16 million. The impairment charge was recorded within “Restructuring and other charges, net” in our Consolidated Statements of Earnings. We performed quantitative assessments on all remaining reporting units as of October 1, 2018 and determined there was no impairment as of the assessment date.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11. INTANGIBLE ASSETS, NET

	December 31,
	2018	2017
	(In thousands)
Indefinite lived intangible assets — Trade name	$8,731	8,731
Finite lived intangible assets:
Customer relationship intangibles	115,574	91,523
Other intangibles, primarily trade name	2,367	2,367
Accumulated amortization	(65,048)	(57,420)
	52,893	36,470
Foreign currency translation adjustment	(2,549)	(2,271)
Total	$59,075	42,930

The Ryder trade name has been identified as having an indefinite useful life. Customer relationship intangibles are being amortized on a straight-line basis over their estimated useful lives, generally 7-19 years. We recognized amortization expense associated with finite lived intangible assets of approximately $8 million in 2018 and $6 million in both 2017 and 2016. The future amortization expense for each of the five succeeding years related to all intangible assets that are currently reported in the Consolidated Balance Sheets is estimated to range from $6 - $8 million per year for 2019 - 2023.

12. DIRECT FINANCING LEASES AND OTHER ASSETS

	December 31,
	2018	2017
	(In thousands)
Direct financing leases, net	$375,707	364,847
Investments held in rabbi trusts	59,403	61,425
Contract incentives	24,820	14,857
Insurance receivables	17,547	15,545
Start-up costs	13,156	13,750
Prepaid pension asset	51,133	58,708
Lease origination costs	9,769	9,387
Deferred tax asset	14,153	6,736
Noncurrent income tax receivable	11,067	—
Other	29,874	25,451
Total	$606,629	570,706

Investments held in Rabbi Trusts are assets measured at fair value on a recurring basis, all of which are considered Level 1 of the fair value hierarchy. The following table presents the asset classes at December 31, 2018 and 2017:

	December 31,
	2018	2017
	(In thousands)
Cash and cash equivalents	$15,578	4,956
U.S. equity mutual funds	29,298	39,958
Foreign equity mutual funds	6,678	8,001
Fixed income mutual funds	7,849	8,510
Total Investments held in Rabbi Trusts	$59,403	61,425

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13. ACCRUED EXPENSES AND OTHER LIABILITIES

	December 31, 2018			December 31, 2017
	Accrued Expenses	Non-Current Liabilities	Total	Accrued Expenses	Non-Current Liabilities	Total
	(In thousands)
Salaries and wages	$149,629	—	149,629	135,930	—	135,930
Deferred compensation	4,524	55,279	59,803	4,269	58,411	62,680
Pension benefits	3,754	456,979	460,733	3,863	412,417	416,280
Other postretirement benefits	1,387	18,097	19,484	1,481	19,760	21,241
Other employee benefits	28,370	—	28,370	28,636	3,279	31,915
Insurance obligations (1)	139,314	247,552	386,866	130,848	242,473	373,321
Operating taxes	100,399	—	100,399	95,848	—	95,848
Income taxes	3,491	18,477	21,968	8,550	23,888	32,438
Interest	39,522	—	39,522	30,003	—	30,003
Deposits, mainly from customers	80,401	3,390	83,791	69,903	3,638	73,541
Deferred revenue	15,810	—	15,810	14,004	—	14,004
Restructuring liabilities (2)	7,595	—	7,595	13,074	—	13,074
Other	56,297	50,172	106,469	53,194	48,776	101,970
Total	$630,493	849,946	1,480,439	589,603	812,642	1,402,245
_________________
(1) Insurance obligations are primarily comprised of self-insured claim liabilities.
(2) The decrease in restructuring liabilities from December 31, 2017, principally represents a reduction in the accrual for employee termination costs. The majority of the balance remaining in restructuring liabilities is expected to be paid by the end of 2019.

We retain a portion of the accident risk under vehicle liability and workers’ compensation insurance programs. Self-insurance accruals are primarily based on actuarially estimated, undiscounted cost of claims, and include claims incurred but not reported. Such liabilities are based on estimates. Historical loss development factors are utilized to project the future development of incurred losses, and these amounts are adjusted based upon actual claim experience and settlements. While we believe the amounts are adequate, there can be no assurance that changes to our estimates may not occur due to limitations inherent in the estimation process. During 2018 and 2016, we recognized charges within earnings from continuing operations of $1 million and $9 million, respectively, from the unfavorable development of estimated prior years claims where costs exceeded self-insured loss reserves for the reasons noted above. During 2017, we recognized a benefit within earnings from continuing operations of $9 million from the favorable development of estimated prior years' self-insured loss reserves for the reasons noted above.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

14. INCOME TAXES
The components of earnings from continuing operations before income taxes and the provision for (benefit from) income taxes from continuing operations were as follows:

	Years ended December 31,
	2018	2017	2016
	(In thousands)
Earnings from continuing operations before income taxes:
United States	$356,644	254,355	344,614
Foreign	17,217	60,190	62,642
Total	$373,861	314,545	407,256
Current tax (benefit) expense from continuing operations:
Federal (1)	$(23,333)	6,752	2,731
State	6,862	9,360	7,713
Foreign	10,123	6,442	6,411
	(6,348)	22,554	16,855
Deferred tax expense (benefit) from continuing operations:
Federal	110,408	(510,172)	106,718
State	313	8,080	16,299
Foreign	(6,119)	1,794	2,152
	104,602	(500,298)	125,169
Provision for (benefit from) income taxes from continuing operations	$98,254	(477,744)	142,024
_______________
(1) The 2018 current federal tax benefit includes the anticipated $22 million alternative minimum tax refunds (net of sequestration charge) generated by the 2017 Tax Cuts and Jobs Act.

A reconciliation of the federal statutory tax rate with the effective tax rate from continuing operations follows:

	Years ended December 31,
	2018	2017	2016
	(Percentage of pre-tax earnings)
Federal statutory tax rate	21.0	35.0	35.0
Impact of one-time deemed repatriation	6.4	10.7	—
Impact on deferred taxes for changes in tax rates	(3.5)	(196.4)	(0.1)
Additional deferred tax adjustments	(1.6)	—	—
State income taxes, net of federal income tax benefit	3.8	3.0	4.0
Foreign rates varying from federal statutory tax rate	0.1	(4.0)	(3.3)
Tax contingencies	(1.1)	(0.3)	(0.2)
Other, net	1.2	0.1	(0.5)
Effective tax rate	26.3	(151.9)	34.9
  Tax Reform Impact

On December 22, 2017, President Trump signed into law U.S. federal tax legislation referred herein as the 2017 Tax Cuts and Jobs Act. The 2017 Tax Cuts and Jobs Act made broad and complex changes to the U.S. tax code for tax years beginning after December 31, 2017, including the reduction in the federal corporate income tax rate from 35% to 21%, the repeal of the alternative minimum tax (AMT), limitations on the deductibility of certain expenses and the creation of new taxes on certain foreign global intangible low-taxed income (GILTI). The 2017 Tax Cuts and Jobs Act also required companies to pay a one-time transition tax (Transition Tax) in the last tax year beginning before January 1, 2018, on unremitted earnings of certain foreign subsidiaries that had not previously been subject to U.S. income tax.
The changes from the 2017 Tax Cuts and Jobs Act have had a significant impact on our earnings. Due to the complexities of implementing the provisions of the 2017 Tax Cuts and Jobs Act, the staff of the U.S. Securities and Exchange

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Commission issued Staff Accounting Bulletin 118 (SAB 118) which provides guidance on accounting for tax effects of the 2017 Tax Cuts and Jobs Act and permits a measurement period not to exceed one year from the enactment date for companies to complete the required analyses and accounting. As permitted under SAB 118, we recorded a $619 million benefit for the re-measurement of our net deferred tax liability and a $33 million expense for the Transition Tax as reasonable provisional estimates in our 2017 financial statements. During the subsequent one year measurement period, we completed our analyses and recorded an additional $10 million benefit on the deferred tax remeasurement and an additional $24 million charge for the Transition Tax. Additionally, we have completed our assessment of GILTI and have established a policy to account for this potential income inclusion using the period cost method.
In addition to repealing the AMT, the 2017 Tax Cuts and Jobs Act allows taxpayers to claim refunds for their AMT credit carryforwards. In the first quarter of 2018, in accordance with the Balanced Budget and Emergency Deficit Control Act of 1985, the Internal Revenue Service (IRS) announced that the refundable AMT credits would be subject to sequestration. Accordingly, we recorded a $1 million charge to account for the 6.2% sequestration rate on our $23 million of refundable AMT credits. On January 14, 2019, the IRS reversed its position and announced that refundable AMT credits would not be subject to sequestration. We will therefore reverse the $1 million sequestration charge in our first quarter 2019 earnings.
Deferred Income Taxes
The components of the net deferred income tax liability were as follows:

	December 31,
	2018	2017
	(In thousands)
Deferred income tax assets:
Self-insurance accruals	$82,042	75,198
Net operating loss carryforwards	414,143	171,053
Alternative minimum taxes (1)	—	22,552
Accrued compensation and benefits	56,066	63,536
Federal benefit on state tax positions	11,027	11,950
Pension benefits	91,890	82,547
Miscellaneous other accruals	20,760	19,608
	675,928	446,444
Valuation allowance	(16,186)	(18,667)
	659,742	427,777
Deferred income tax liabilities:
Property and equipment basis difference	(1,936,372)	(1,614,963)
Other	(13,940)	(16,857)
	(1,950,312)	(1,631,820)
Net deferred income tax liability (2)	$(1,290,570)	(1,204,043)
______________

(1)	The current and noncurrent portions of the AMT credit refunds were reclassified to "Prepaid expenses and other current assets" and "Direct financing leases and other assets" in 2018.

(2)	Deferred tax assets of $14 million and $7 million have been included in "Direct financing leases and other assets" at December 31, 2018 and 2017.

As of December 31, 2018, we have undistributed earnings of foreign subsidiaries of $784 million, the majority of which were reinvested into non-cash property, plant and equipment. We have historically reinvested such earnings overseas indefinitely and continue to reinvest future foreign earnings overseas indefinitely. With respect to the $784 million of undistributed earnings at December 31, 2018, $635 million was included in the Transition Tax. The determination of the amount of any additional unrecognized deferred tax liability is not practicable because of the complexities associated with the hypothetical calculations used in evaluating whether we will maintain the indefinite reinvestment assertion.
At December 31, 2018, we had U.S. federal tax effected net operating loss carryforwards, before unrecognized tax benefits, of $323 million, of which $140 million is expected to expire beginning 2033; the remaining $183 million has an indefinite carryforward period. Various U.S. subsidiaries had state tax effected net operating loss carryforwards, before unrecognized tax benefits and valuation allowances, of $123 million that will begin to expire as follows: approximately $6 million in 2019, approximately $7 million in 2020, and approximately $110 million in 2021 and thereafter. To the extent that the Company does not generate sufficient state taxable income within the statutory carryforward periods to utilize the loss

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

carryforwards in these states, the loss carryforwards will expire unused. Of the total tax effected federal and state net operating losses, $13 million and $3 million, respectively, were acquired as part of the MXD acquisition on April 2, 2018. These acquired net operating losses are subject to the provisions of Internal Revenue Code Section 382 which addresses the limitations on tax attributes arising from changes in stock ownership. We also had foreign tax effected net operating losses of $13 million that are available to reduce future income tax payments in several countries, subject to varying expiration rules. Due to the uncertainty of achieving sufficient sources of taxable income in various state and foreign jurisdictions and the near-term expiration of certain net operating loss carryforwards, the Company has recorded valuation allowances of $16 million against its deferred tax assets.
During 2018, we determined that certain deferred tax assets had been undervalued in prior periods. As the amounts were not material to our consolidated financial statements in any individual period, and the cumulative amount is not material to 2018 results, we recognized a one-time $6 million benefit in our provision for income taxes related to the correction of this error.

Uncertain Tax Positions
The following is a summary of tax years that are no longer subject to examination:
Federal — audits of our U.S. federal income tax returns are closed through fiscal year 2008.
State — for the majority of states, tax returns are closed through fiscal year 2011 with the exception of states with net operating loss carryforwards that are generally closed through 1997.
Foreign — we are no longer subject to foreign tax examinations by tax authorities for tax years through 2009 in Canada, 2012 in Mexico and 2016 in the U.K., which are our major foreign tax jurisdictions, and 2012 in Brazil for discontinued operations.
The following table summarizes the activity related to unrecognized tax benefits (excluding the federal benefit received from state positions):

	December 31,
	2018	2017	2016
	(In thousands)
Balance at January 1	$62,288	61,649	60,740
Additions based on tax positions related to the current year	3,885	3,971	3,855
Reductions due to lapse of applicable statutes of limitation	(7,354)	(3,332)	(2,946)
Gross balance at December 31	58,819	62,288	61,649
Interest and penalties	4,594	5,860	5,219
Balance at December 31	$63,413	68,148	66,868
Of the total unrecognized tax benefits, $52 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods. The total includes $4 million and $5 million of interest and penalties, respectively, at December 31, 2018 and 2017, net of the federal benefit on state interest. Unrecognized tax benefits related to federal, state and foreign tax positions may decrease by $10 million by December 31, 2019, if audits are completed or tax years close during 2019.
During 2018, we determined that reserves for certain uncertain tax positions should have been reversed in prior periods when the statutes of limitations expired. As the amounts were not material to our consolidated financial statements in any individual period, and the cumulative amount is not material to 2018 results, we recognized a one-time $4 million benefit in our provision for income taxes related to the correction of this error.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

15. LEASES
Leases as Lessor
We lease revenue earning equipment to customers for periods ranging from three to seven years for trucks and tractors and up to ten years for trailers. We also rent revenue earning equipment to customers on a short-term basis, one day up to one year in length. From time to time, we may also lease facilities to third parties. The majority of our leases are classified as operating leases. However, some of our revenue earning equipment leases are classified as direct financing leases and, to a lesser extent, sales-type leases. The net investment in direct financing and sales-type leases consisted of:

	December 31,
	2018	2017
	(In thousands)
Total minimum lease payments receivable	$715,165	713,857
Less: Executory costs	(206,181)	(216,754)
Minimum lease payments receivable	508,984	497,103
Less: Allowance for uncollectibles	(475)	(327)
Net minimum lease payments receivable	508,509	496,776
Unguaranteed residuals	41,044	41,937
Less: Unearned income	(89,884)	(91,870)
Net investment in direct financing and sales-type leases	459,669	446,843
Current portion	(83,962)	(81,996)
Non-current portion	$375,707	364,847

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
The following table presents the credit risk profile by creditworthiness category of our direct financing lease receivables at December 31, 2018 and 2017:

	December 31,
	2018	2017
	(In thousands)
Very low risk to low risk	$194,383	201,434
Moderate	220,560	198,464
Moderately high to high risk	94,041	97,205
	$508,984	497,103

As of December 31, 2018 and 2017, the amount of direct financing lease receivables that were past due was not significant and there were no impaired receivables. Accordingly, there was no material risk of default with respect to these receivables.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Leases as Lessee
We lease facilities and office equipment. None of our leasing arrangements contain restrictive financial covenants.

During 2018, 2017 and 2016, rent expense (including rent of facilities and contingent rentals) was $141 million, $130 million and $127 million, respectively.

Lease Payments
Future minimum payments for leases in effect at December 31, 2018 were as follows:

	As Lessor (1)		As Lessee
	Operating Leases	Direct Financing and Sales-Type Leases	Operating Leases
	(In thousands)
2019	$1,192,786	115,075	94,697
2020	919,089	117,717	66,420
2021	673,875	96,879	43,985
2022	438,477	70,520	29,797
2023	262,677	44,437	13,701
Thereafter	231,963	64,356	29,216
Total	$3,718,867	508,984	277,816
____________________

(1)
Amounts do not include contingent rentals, which may be received under certain leases on the basis of miles or changes in the Consumer Price Index. Contingent rentals from operating leases included in revenue were $377 million in 2018, $357 million in 2017 and $342 million in 2016. Contingent rentals from direct financing leases included in revenue were $18 million in 2018, $15 million in 2017 and $12 million in 2016 .

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

16. DEBT

	Weighted-Average Interest Rate
	December 31,			December 31,
	2018	2017	Maturities	2018	2017
				(In thousands)
Short-term debt and current portion of long-term debt:
Short-term debt	2.69%	1.79%		$81,522	35,509
Current portion of long-term debt, including capital leases				848,430	790,560
Total short-term debt and current portion of long-term debt				929,952	826,069
Total long-term debt:
U.S. commercial paper (1)	2.78%	1.56%	2023	454,397	570,218
Canadian commercial paper(1)	2.28%	—%	2023	123,491	—
Trade receivables program	3.15%	—%	2019	200,000	—
Global revolving credit facility	2.25%	2.80%	2023	12,581	17,328
Unsecured U.S. notes – Medium-term notes (1) (2)	3.22%	2.73%	2019-2025	4,853,496	4,006,899
Unsecured U.S. obligations, principally bank term loans	3.50%	2.79%	2019	50,000	50,000
Unsecured foreign obligations	1.61%	1.50%	2020-2021	216,719	230,380
Asset backed U.S. obligations (3)	2.37%	1.85%	2019-2025	627,707	491,899
Capital lease obligations	4.20%	3.53%	2019-2025	21,773	20,871
Total long-term debt				6,560,164	5,387,595
Debt issuance costs				(18,088)	(13,453)
				6,542,076	5,374,142
Current portion of long-term debt, including capital leases				(848,430)	(790,560)
Long-term debt				5,693,646	4,583,582
Total debt				$6,623,598	5,409,651
_________________

(1)	Amounts are net of unamortized original issue discounts of $7 million and $6 million at December 31, 2018 and 2017, respectively.

(2)
Amounts are inclusive of fair market value adjustments on notes subject to hedging of $10 million and $7 million at December 31, 2018 and 2017, respectively. The notional amount of the executed interest rate swaps designated as fair value hedges was $725 million and $825 million at December 31, 2018 and 2017, respectively. Refer to Note 17, "Derivatives," for additional information.

(3)	Asset-backed U.S. obligations are related to financing transactions backed by a portion of our revenue earning equipment.

Maturities of total debt are as follows:

	Capital Leases	Debt
	(In thousands)
2019	$7,364	922,588
2020	4,729	1,290,370
2021	4,040	1,058,104
2022	2,732	717,413
2023	1,213	2,334,059
Thereafter	5,162	297,379
Total	25,240	6,619,913
Imputed interest	(3,467)
Present value of minimum capitalized lease payments	21,773
Current portion	(7,364)
Long-term capitalized lease obligation	$14,409

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Debt Facilities
We maintain a $1.4 billion global revolving credit facility with a syndicate of twelve lending institutions led by Bank of America N.A., MUFG Bank, Ltd., BNP Paribas, Mizuho Bank, Ltd., Royal Bank of Canada, Lloyds Bank Plc, U.S. Bank N.A. and Wells Fargo Bank, N.A. The facility matures in September 2023. The agreement provides for annual facility fees which range from 7.5 basis points to 20 basis points based on Ryder’s long-term credit ratings. The annual facility fee is currently 10 basis points, which applies to the total facility size of $1.4 billion.
The credit facility is used primarily to finance working capital but can also be used to issue up to $75 million in letters of credit (there were no letters of credit outstanding against the facility at December 31, 2018). At our option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. The credit facility contains no provisions limiting its availability in the event of a material adverse change to Ryder’s business operations; however, the credit facility does contain standard representations and warranties, events of default, cross-default provisions and certain affirmative and negative covenants.
In order to maintain availability of funding, we must maintain a ratio of debt to consolidated net worth of less than or equal to 300%. Net worth, as defined in the credit facility, represents shareholders' equity excluding any accumulated other comprehensive income or loss associated with our pension and other postretirement plans. The ratio at December 31, 2018, was 184%. At December 31, 2018, there was $733 million available under the credit facility.
Our global revolving credit facility enables us to refinance short-term obligations on a long-term basis. Short-term commercial paper obligations not required for working capital needs are classified as long-term as we have both the intent and ability to refinance on a long-term basis. In addition, we have the intent and ability to refinance the current portion of long-term debt on a long-term basis. At December 31, 2018, we classified $578 million of short-term commercial paper, $200 million of trade receivables borrowings, $250 million of the current portion of long-term debt and $50 million of short-term debt as long-term debt. At December 31, 2017, we classified $570 million of short-term commercial paper and $16 million of current portion of long-term debt as long-term debt.
In 2018, we issued $1.5 billion of unsecured medium-term notes maturing in years 2021 through 2023. The proceeds from these notes were used to pay off maturing debt and for general corporate purposes. If these notes are downgraded below investment grade following, or as a result of, a change in control, the note holders can require us to repurchase all or a portion of the notes at a purchase price equal to 101% of principal value plus accrued and unpaid interest.
In 2018, we received $225 million from financing transactions backed by a portion of our revenue earning equipment. The proceeds from these transactions were used for general corporate purposes. We have provided end of term guarantees for the residual value of the revenue earning equipment in these transactions. The transaction proceeds, along with the end of term residual value guarantees, have been included within "asset-backed U.S. obligations" in the preceding table.
We have a trade receivables purchase and sale program, pursuant to which we sell certain of our domestic trade accounts receivable to a bankruptcy remote, consolidated subsidiary of Ryder, that in turn sells, on a revolving basis, an ownership interest in certain of these accounts receivable to a committed purchaser. The subsidiary is considered a VIE and is consolidated based on our control of the entity’s activities. We use this program to provide additional liquidity to fund our operations, particularly when it is cost effective to do so. The costs under the program may vary based on changes in interest rates. The available proceeds that may be received under the program are limited to $225 million. In June 2018, we renewed the trade receivables purchase and sale program. If no event occurs which causes early termination, the 364-day program will expire on June 12, 2019. The program contains provisions restricting its availability in the event of a material adverse change to our business operations or the collectibility of the collateralized receivables. Sales of receivables under this program are accounted for as secured borrowings based on our continuing involvement in the transferred assets. At December 31, 2018, $200 million was outstanding under the program. No amounts were outstanding under the program at December 31, 2017.
The fair value of total debt (excluding capital lease, asset backed U.S. obligations and debt issuance costs) was $5.97 billion at December 31, 2018, and $4.95 billion at December 31, 2017. For publicly-traded debt, estimates of fair value were based on market prices. For other debt, fair value is estimated based on a model-driven approach using rates currently available to us for debt with similar terms and remaining maturities. The fair value measurements of our publicly-traded debt and our other debt were classified within Level 2 of the fair value hierarchy. The carrying amounts reported in the Consolidated Balance Sheets for "Cash and cash equivalents," "Receivables, net" and "Accounts payable" approximate fair value because of the immediate or short-term maturities of these financial instruments.

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

As of December 31, 2018, we had interest rate swaps outstanding that are designated as fair value hedges for certain debt obligations, with a total notional value of $725 million and maturities through 2022. Interest rate swaps are measured at fair value on a recurring basis using Level 2 fair value inputs. The fair value of these interest rate swaps was a liability of $10 million and $7 million as of December 31, 2018 and 2017, respectively. The amounts are presented in "Accrued expenses and other current liabilities" and "Other non-current liabilities" in our Consolidated Balance Sheets. Changes in the fair value of our interest rate swaps were offset by changes in the fair value of the hedged debt instrument. Accordingly, there was no ineffectiveness related to the interest rate swaps.

As of December 31, 2018, we had an interest rate swap outstanding that was designated as a cash flow hedge for a certain debt obligation, with a total notional value of $15 million and maturity through 2021. The interest rate swap is measured at fair value on a recurring basis using Level 2 fair value inputs. The fair value of this interest rate swap was not material as of December 31, 2018. The amounts are presented in "Other non-current liabilities" in our Consolidated Balance Sheets. The effective portion of the change in the fair value of the hedging instrument is reported in other comprehensive income. The amounts accumulated in other comprehensive income are reclassified to earnings when the related interest payments affect earnings. There was no ineffectiveness related to the interest rate swap.

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
At December 31, 2018 and 2017, we had letters of credit and surety bonds outstanding, which primarily guarantee various insurance activities as noted in the following table:

	December 31,
	2018	2017
	(In thousands)
Letters of credit	$253,259	238,610
Surety bonds	121,757	111,007

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

During 2018, 2017 and 2016, we repurchased 0.4 million, 1.1 million and 0.5 million shares for $31 million, $78 million and $37 million, respectively.

20.  ACCUMULATED OTHER COMPREHENSIVE LOSS
Comprehensive income presents a measure of all changes in shareholders’ equity except for changes resulting from transactions with shareholders in their capacity as shareholders. The following summary sets forth the components of accumulated other comprehensive loss, net of tax:

	Currency Translation Adjustments and Other	Net Actuarial Loss (1)	Prior Service (Cost)/Credit (1)	Accumulated Other Comprehensive Loss
	(In thousands)
January 1, 2016	$(136,020)	(576,993)	278	(712,735)
Amortization	—	18,876	165	19,041
Other current period change	(70,590)	(62,175)	(7,573)	(140,338)
December 31, 2016	(206,610)	(620,292)	(7,130)	(834,032)
Amortization	—	20,267	219	20,486
Other current period change	66,172	39,872	1	106,045
December 31, 2017	(140,438)	(560,153)	(6,910)	(707,501)
Amortization	—	20,773	304	21,077
Other current period change	(58,960)	(62,017)	(3,351)	(124,328)
Adoption of new accounting standard (2)	—	(98,987)	(1,580)	(100,567)
December 31, 2018	$(199,398)	(700,384)	(11,537)	(911,319)
_______________________

(1)	These amounts are included in the computation of net periodic pension cost and pension settlement charge. See Note 23, "Employee Benefit Plans," for further information.

(2)	Refer to Note 2, "Recent Accounting Pronouncements" for additional information.

The loss from currency translation adjustments in 2018 of $59 million was primarily due to the weakening of the British Pound and Canadian Dollar against the U.S. Dollar. The gain from currency translation adjustments of $66 million in 2017 was primarily due to the strengthening of the British Pound and Canadian Dollar against the U.S. Dollar. The loss from currency translations in 2016 of $71 million was primarily due to the weakening of the British Pound against the U.S. Dollar, partially offset by the strengthening of the Canadian Dollar against the U.S. Dollar.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

21. EARNINGS PER SHARE
The following table presents the calculation of basic and diluted earnings per common share from continuing operations:

	Years ended December 31,
	2018	2017	2016
	(In thousands, except per share amounts)
Earnings per share — Basic:
Earnings from continuing operations	$275,607	792,289	265,232
Less: Distributed and undistributed earnings allocated to unvested stock	(998)	(2,853)	(842)
Earnings from continuing operations available to common shareholders — Basic	$274,609	789,436	264,390

Weighted average common shares outstanding— Basic	52,390	52,613	53,015

Earnings from continuing operations per common share — Basic	$5.24	15.00	4.99

Earnings per share — Diluted:
Earnings from continuing operations	$275,607	792,289	265,232
Less: Distributed and undistributed earnings allocated to unvested stock	(995)	(2,835)	(838)
Earnings from continuing operations available to common shareholders — Diluted	$274,612	789,454	264,394

Weighted average common shares outstanding— Basic	52,390	52,613	53,015
Effect of dilutive equity awards	306	375	346
Weighted average common shares outstanding— Diluted	52,696	52,988	53,361

Earnings from continuing operations per common share — Diluted	$5.21	14.90	4.95
Anti-dilutive equity awards and market-based restrictive stock rights not included above	1,330	881	716

22. SHARE-BASED COMPENSATION PLANS
The following table provides information on share-based compensation expense and related income tax benefits recognized in 2018, 2017 and 2016:

	Years ended December 31,
	2018	2017	2016
	(In thousands)
Stock option and stock purchase plans	$7,703	7,869	7,244
Unvested stock awards	17,249	11,098	11,420
Share-based compensation expense	24,952	18,967	18,664
Income tax benefit	(4,615)	(6,628)	(6,644)
Share-based compensation expense, net of tax	$20,337	12,339	12,020

Total unrecognized pre-tax compensation expense related to share-based compensation arrangements at December 31, 2018 was $28 million and is expected to be recognized over a weighted-average period of approximately 1.8 years. The total fair value of equity awards vested during 2018, 2017 and 2016 were $18 million, $22 million and $17 million, respectively.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Share-Based Incentive Awards

Share-based incentive awards are provided to employees under the terms of various share-based compensation plans (collectively, the “Plans”). The Plans are administered by the Compensation Committee of the Board of Directors. Awards under the Plans principally include at-the-money stock options, unvested stock and cash awards. Unvested stock awards include grants of market-based, performance-based, and time-vested restricted stock rights. Under the terms of our Plans, dividends on unvested stock are not paid unless the award vests. Upon vesting, the amount of the dividends paid is equal to the aggregate dividends declared on common shares during the period from the date of grant of the award until the date the shares underlying the award are delivered. As of December 31, 2018, there are 3.3 million shares authorized for issuance under the Plans and 1.5 million shares remaining available for future issuance.
Stock options are awards that allow employees to purchase shares of our stock at a fixed price. Stock option awards are granted at an exercise price equal to the market price of our stock at the time of grant. These awards, which generally vest one-third each year, are fully vested three years from the grant date. Stock options granted since 2013 have contractual terms of ten years.
Restricted stock awards are unvested stock rights that are granted to employees and entitle the holder to shares of common stock as the award vests. Time-vested restricted stock rights typically vest ratably over three years regardless of company performance. The fair value of the time-vested awards is determined and fixed based on Ryder’s stock price on the date of grant.
Performance-based restricted stock awards (PBRSRs) include a performance-based vesting condition. PBRSRs are awarded based on Ryder's one-year adjusted return on capital (ROC), the spread between ROC and the cost of capital (COC) or strategic revenue growth (SRG).
Awards with a ROC performance-based vesting condition are segmented into three one-year performance periods. For these awards, up to 150% of the awards may be earned based on ROC measured against an annual ROC target. If earned, employees will receive the grant of stock three years after the grant date, provided they continue to be employed with Ryder, subject to Compensation Committee approval. For accounting purposes, the awards are not considered granted until the Compensation Committee approves the annual ROC target. During 2018, 2017 and 2016, 98,000, 79,000 and 45,000 PBRSRs, respectively, were considered granted for accounting purposes. The fair value of the PBRSRs is determined and fixed on the grant date based on Ryder’s stock price on the date of grant. Share-based compensation expense is recognized on a straight-line basis over the vesting period, based upon the probability that the performance target will be met.
Awards with a performance-based vesting condition measured by the spread between ROC and COC (ROC/COC) have a three-year performance period. For these awards, up to 200% of the awards may be earned based on ROC/COC measured against a three-year ROC/COC target. The majority of these awards include a total shareholder return (TSR) modifier. Ryder’s TSR will be compared against the TSR of each of the companies in a custom peer group to determine Ryder’s TSR percentile rank versus this custom peer group. The number of ROC/COC PBRSRs will then be adjusted based on Ryder’s relative TSR percentile rank. During 2018, approximately 51,000 PBRSRs with the ROC/COC condition were awarded under the Plans. The fair value of these PBRSRs is estimated using a lattice-based option-pricing valuation model that incorporates a Monte-Carlo simulation. Share-based compensation expense is recognized on a straight-line basis over the vesting period, based upon the probability that the performance target will be met.
Awards with a SRG performance-based condition have a three-year performance period. For these awards, up to 200% of the awards may be earned based on SRG measured against a three-year SRG target. The majority of these awards include a TSR modifier. Ryder’s TSR will be compared against the TSR of each of the companies in a custom peer group to determine Ryder’s TSR percentile rank versus this custom peer group. The number of SRG PBRSRs will then be adjusted based on Ryder’s relative TSR percentile rank. During 2018, approximately 51,000 PBRSRs with the SRG condition were awarded under the Plans. The fair value of these PBRSRs is estimated using a lattice-based option-pricing valuation model that incorporates a Monte-Carlo simulation. Share-based compensation expense is recognized on a straight-line basis over the vesting period, based upon the probability that the performance target will be met.
Market-based restricted stock awards include a market-based vesting provision. The awards are segmented into three performance periods of one, two and three years. At the end of each performance period, up to 150% of the award may be earned based on Ryder's TSR compared to the target TSR of a peer group over the applicable performance period. The awards compared Ryder's TSR to the TSR of a custom peer group. If earned, employees will receive the grant of stock at the end of the relevant three-year performance period provided they continue to be employed with Ryder, subject to Compensation Committee approval. The fair value of the market-based awards was determined on the date of grant using a Monte-Carlo valuation model. Share-based compensation expense is recognized on a straight-line basis over the vesting period and is recognized regardless of whether the awards vest.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Certain employees also received cash awards prior to 2016 as part of our long-term incentive compensation program. The cash awards have the same vesting provisions as the market-based restricted stock awards granted in the respective years. The cash awards are accounted for as liability awards as they are based upon our own stock performance and are settled in cash. As a result, the liability is adjusted to reflect fair value at the end of each reporting period. The fair value of the market-based cash awards was estimated using a lattice-based option pricing valuation model that incorporates a Monte-Carlo simulation. The liability related to the cash awards was $1 million at both December 31, 2018 and 2017. The compensation expense associated with cash awards was not material for the years ended December 31, 2018 and 2017.

We grant stock awards to non-management members of the Board of Directors. Equity awards to new board members do not vest until the director has served a minimum of one year. Prior to 2018, board members received the awards upon separation from the Board. Beginning in 2018, each director may elect to receive his or her equity award in the form of either (i) shares that are distributed at the time of grant or (ii) restricted stock units (RSUs) which will entitle the director to receive one share of Ryder stock for each RSU granted and are distributed upon or after separation from service on the board. The fair value of the awards is determined and fixed based on Ryder’s stock price on the date of grant. Share-based compensation expense is recognized for RSUs in the year the RSUs are granted. Ryder shares delivered upon grant have standard voting rights and rights to dividend payments. RSUs that are distributed upon or after separation from service on the board are eligible for non-forfeitable dividend equivalents until distribution but such RSUs have no voting rights.

Option Awards
The following is a summary of option activity under our stock option plans as of and for the year ended December 31, 2018:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Options outstanding at January 1	1,717	$70.47
Granted	347	74.72
Exercised	(140)	55.99
Forfeited or expired	(62)	72.62
Options outstanding at December 31	1,862	$72.28	7.0	$—
Vested and expected to vest at December 31	1,803	$72.25	7.2	$—
Exercisable at December 31	1,093	$72.74	6.1	$—
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

Restricted Stock Awards
The following is a summary of the status of Ryder’s unvested restricted stock awards as of and for the year ended December 31, 2018:

	Time-Vested		Market-Based		Performance-Based
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
	(In thousands)		(In thousands)		(In thousands)
Unvested stock outstanding at January 1	433	$65.91	92	$68.26	94	$78.91
Granted	173	74.05	—	—	200	73.88
Vested (1)	(89)	79.02	(7)	89.40	(20)	78.58
Forfeited (2)	(29)	70.92	(17)	75.14	(45)	76.02
Unvested stock outstanding at December 31	488	$66.11	68	$64.26	229	$73.41

(1) Includes awards attained above target.
(2) Includes awards canceled due to employee terminations or performance and market conditions not being achieved.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Stock Purchase Plan
We maintain an Employee Stock Purchase Plan (ESPP) that enables eligible participants in the U.S. and Canada to purchase full or fractional shares of Ryder common stock through payroll deductions of up to 15% of eligible compensation. The ESPP provides for quarterly offering periods during which shares may be purchased at 85% of the fair market value of our stock. The exercise price is based on the fair market value of the stock on the last trading day of the quarter. Stock purchased under the ESPP must be held for 90 days. There were 5.5 million shares authorized for issuance under the existing ESPP at December 31, 2018. There were 0.6 million shares remaining available to be purchased in the future under the ESPP at December 31, 2018.

The following table presents the weighted-average exercise price for shares granted and exercised under the ESPP:

	Years ended December 31,
	2018	2017	2016

Shares granted and exercised	199,000	160,000	192,000
Weighted average exercise plan	$54.89	$66.72	$56.17

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
The following table presents the weighted-average assumptions used for options granted:

	Years ended December 31,
	2018	2017	2016

Expected dividends	2.8%	2.3%	3.0%
Expected volatility	29.4%	28.5%	35.2%
Risk-free rate	2.7%	1.9%	1.1%
Expected term in years	4.4 years	4.4 years	4.3 years
Grant-date fair value	$15.89	$15.71	$12.53

Exercise of Employee Stock Options and Purchase Plans
The total intrinsic value of options exercised during 2018, 2017 and 2016 was $3 million, $5 million and $5 million, respectively. The total cash received from employees under all share-based employee compensation arrangements for 2018, 2017 and 2016 was $17 million, $21 million and $18 million, respectively. In connection with these exercises, the tax benefits generated from share-based employee compensation arrangements were $0.3 million, $0.2 million and $0.6 million for 2018, 2017 and 2016, respectively.

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
In past years, we made amendments to defined benefit retirement plans that froze the retirement benefits for non-grandfathered and certain non-union employees in the U.S., Canada and the United Kingdom (U.K.). As a result of these amendments, non-grandfathered plan participants ceased accruing benefits under the plan as of the respective amendment effective date and began receiving an enhanced benefit under a defined contribution plan. All retirement benefits earned as of the amendment effective date were fully preserved and will be paid in accordance with the plan and legal requirements. The funding policy for these plans is to make contributions based on annual service costs plus amortization of unfunded past service liability, but not greater than the maximum allowable contribution deductible for federal income tax purposes. We may, from time to time, make voluntary contributions to our pension plans, which exceed the amount required by statute. The majority of the plans’ assets are invested in a master trust that, in turn, is invested primarily in commingled funds whose investments are listed stocks and bonds.
We also have a non-qualified supplemental pension plan covering certain U.S. employees, which provides for incremental pension payments from our funds so that total pension payments equal the amounts that would have been payable from our principal pension plans if it were not for limitations imposed by income tax regulations. The accrued pension liability related to this plan was $53 million and $55 million at December 31, 2018 and 2017, respectively.

Pension Expense
Pension expense from continuing operations was as follows:

	Years ended December 31,
	2018	2017	2016
	(In thousands)
Company-administered plans:
Service cost	$12,108	12,345	12,977
Interest cost	78,234	86,431	94,476
Expected return on plan assets	(101,980)	(91,062)	(90,588)
Pension settlement expense	3,061	—	—
Amortization of:
Net actuarial loss	28,593	32,987	31,777
Prior service cost	550	579	2,976
	20,566	41,280	51,618
Union-administered plans	9,326	15,553	9,597
Net pension expense	$29,892	56,833	61,215

Company-administered plans:
U.S.	$28,043	43,717	53,319
Foreign	(7,477)	(2,437)	(1,701)
	20,566	41,280	51,618
Union-administered plans	9,326	15,553	9,597
	$29,892	56,833	61,215

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During 2018, we paid employee benefit settlements from our U.K. pension plan that were individually immaterial but in the aggregate resulted in a settlement charge of $3 million, which is recorded in the "Non-operating pension costs" in our Consolidated Statement of Earnings. During 2016, we determined that certain pension benefit improvements made in 2009 had not been fully reflected in our projected benefit obligation. Because the amounts were not material to our consolidated financial statements in any individual period, and the cumulative amount is not material to 2016 results, we recognized a one-time, non-cash charge of $8 million in "Selling, general and administrative expenses" and a $13 million pre-tax increase to “Accumulated other comprehensive loss” in our consolidated financial statements to correctly state the pension benefit obligation and account for these 2009 benefit improvements.

The following table sets forth the weighted-average actuarial assumptions used for Ryder’s pension plans in determining annual pension expense:

	U.S. Plans Years ended December 31,			Foreign Plans Years ended December 31,
	2018	2017	2016	2018	2017	2016
Discount rate	3.70%	4.20%	4.50%	2.70%	3.90%	3.70%
Rate of increase in compensation levels	3.00%	3.00%	3.00%	3.08%	3.10%	3.10%
Expected long-term rate of return on plan assets	5.40%	5.40%	5.85%	5.50%	5.48%	5.44%
Gain and loss amortization period (years)	21	21	23	26	26	27
The return on plan assets assumption reflects the weighted-average of the expected long-term rates of return for the broad categories of investments held in the plans. The expected long-term rate of return is adjusted when there are fundamental changes in expected returns or in asset allocation strategies of the plan assets.
Obligations and Funded Status
The following table sets forth the benefit obligations, assets and funded status associated with our pension plans:

	December 31,
	2018	2017
	(In thousands)
Change in benefit obligations:
Benefit obligations at January 1	$2,298,902	2,228,762
Service cost	12,108	12,345
Interest cost	78,234	86,431
Actuarial (gain) loss	(120,934)	100,905
Pension annuity settlement	—	(66,423)
Benefits paid	(104,560)	(104,054)
Foreign currency exchange rate changes	(28,607)	40,936
Benefit obligations at December 31	2,135,143	2,298,902

Change in plan assets:
Fair value of plan assets at January 1	1,941,330	1,787,075
Actual return on plan assets	(108,386)	244,916
Employer contribution	27,741	41,219
Benefits paid	(104,560)	(104,054)
Pension annuity settlement	—	(71,299)
Foreign currency exchange rate changes	(30,582)	43,473
Fair value of plan assets at December 31	1,725,543	1,941,330
Funded status	$(409,600)	(357,572)
Funded percent	81%	84%

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

The funded status of our pension plans was presented in the Consolidated Balance Sheets as follows:

	December 31,
	2018	2017
	(In thousands)
Noncurrent asset	$51,133	58,708
Current liability	(3,754)	(3,863)
Noncurrent liability	(456,979)	(412,417)
Net amount recognized	$(409,600)	(357,572)
Amounts recognized in accumulated other comprehensive loss (pre-tax) consisted of:

	December 31,
	2018	2017
	(In thousands)
Prior service cost	$14,519	11,135
Net actuarial loss	929,995	878,386
Net amount recognized	$944,514	889,521

In 2019, we expect to recognize $32 million of net actuarial loss amortization as a component of pension expense.
The following table sets forth the weighted-average actuarial assumptions used in determining funded status:

	U.S. Plans December 31,		Foreign Plans December 31,
	2018	2017	2018	2017
Discount rate	4.35%	3.70%	3.04%	2.70%
Rate of increase in compensation levels	3.00%	3.00%	3.08%	3.10%
At December 31, 2018 and 2017, our accumulated benefit obligations, as well as, our pension obligations (accumulated benefit obligations (ABO), and projected benefit obligations (PBO)), greater than the fair value of the related plan assets for our U.S. and foreign plans were as follows:

	U.S. Plans December 31,		Foreign Plans December 31,		Total December 31,
	2018	2017	2018	2017	2018	2017
	(In thousands)
Total accumulated benefit obligations	$1,685,270	1,781,882	429,640	492,864	2,114,910	2,274,746
Plans with pension obligations in excess of plan assets:
PBO	1,703,847	1,804,260	6,912	7,802	1,710,759	1,812,062
ABO	1,685,270	1,781,882	5,788	6,502	1,691,058	1,788,384
Fair value of plan assets	1,250,032	1,395,790	—	—	1,250,032	1,395,790

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The following table presents the fair value of each major category of pension plan assets and the level of inputs used to measure fair value as of December 31, 2018 and 2017:

	Fair Value Measurements at December 31, 2018
Asset Category	Total	Level 1	Level 2	Level 3
	(In thousands)
Equity securities:
U.S. common collective trusts	$315,741	—	315,741	—
Foreign common collective trusts	352,040	—	352,040	—
Fixed income securities:
Corporate bonds	79,155	—	79,155	—
Common collective trusts	856,771	—	856,771	—
Private equity and hedge funds	121,836	—	—	121,836
Total	$1,725,543	—	1,603,707	$121,836

	Fair Value Measurements at December 31, 2017
Asset Category	Total	Level 1	Level 2	Level 3
	(In thousands)
Equity securities:
U.S. common collective trusts	$443,405	—	443,405	—
Foreign common collective trusts	458,111	—	458,111	—
Fixed income securities:
Corporate bonds	85,117	—	85,117	—
Common collective trusts	840,104	—	840,104	—
Private equity and hedge funds	114,593	—	—	114,593
Total	$1,941,330	—	1,826,737	114,593
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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The following table presents a summary of changes in the fair value of the pension plans’ Level 3 assets for the years ended December 31, 2018 and 2017:

	2018	2017
	(In thousands)
Beginning balance at January 1	$114,593	102,884
Return on plan assets:
Relating to assets still held at the reporting date	6,762	10,795
Relating to assets sold during the period	(38)	(405)
Purchases, sales, settlements and expenses	519	1,319
Ending balance at December 31	$121,836	114,593
The following table details pension benefits expected to be paid in each of the next five fiscal years and in aggregate for the five fiscal years thereafter:

(In thousands)
2019	$104,596
2020	107,603
2021	112,469
2022	116,601
2023	120,086
2024-2028	639,201
For 2019, required pension contributions to our pension plans are estimated to be $32 million.

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

Our participation in these plans is outlined in the table below. Unless otherwise noted, the most recent Pension Protection Act zone status available in 2018 and 2017 is for the plan years ended December 31, 2017 and December 31, 2016, respectively. The zone status is based on information that we received from the plan. Among other factors, plans in the red zone are generally less than sixty-five percent funded, plans in the yellow zone are less than eighty percent funded, and plans in the green zone are at least eighty percent funded.

		Pension Protection Act Zone Status			Ryder Contributions				Expiration Date(s) of Collective-Bargaining Agreement(s)
Pension Fund	Employer Identification Number	2018	2017	FIP/RP Status Pending/ Implemented (1)	2018	2017	2016	Surcharge Imposed
					(Dollars in thousands)
Western Conference Teamsters	91-6145047	Green	Green	No	$3,488	3,245	2,613	No	01/12/18 to 03/31/21
IAM National	51-6031295	Green	Green	No	3,953	3,891	4,162	No	03/31/17 to 11/30/19
Automobile Mechanics Local No. 701	36-6042061	Yellow	Yellow	FIP Adopted	1,435	2,048	2,201	Yes	10/31/17 to 05/31/19
Other funds					931	915	760
Total contributions					9,807	10,099	9,736
Pension settlement (benefit) charges					(481)	5,454	(139)
Union-administered plans					$9,326	15,553	9,597
_____________

(1)	The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented.

Our contributions are impacted by changes in contractual contributions rates as well as changes in the number of employees covered by each plan.
Savings Plans
Employees who do not actively participate in pension plans and are not covered by union-administered plans are generally eligible to participate in enhanced savings plans. These plans provide for (i) a company contribution even if employees do not make contributions for employees hired before January 1, 2016, (ii) a company match of employee contributions of eligible pay, subject to tax limits and (iii) a discretionary company match. Savings plan costs totaled $40 million in 2018, $39 million in 2017 and $38 million in 2016.

Deferred Compensation and Long-Term Compensation Plans
We have deferred compensation plans that permit eligible U.S. employees, officers and directors to defer a portion of their compensation. The deferred compensation liability, including Ryder matching amounts and accumulated earnings, totaled $60 million and $63 million at December 31, 2018 and 2017, respectively.
We have established grantor trusts (Rabbi Trusts) to provide funding for benefits payable under the supplemental pension plan, deferred compensation plans and long-term incentive compensation plans. The assets held in the trusts were $60 million and $63 million at December 31, 2018 and 2017, respectively. The Rabbi Trusts’ assets consist of short-term cash investments and a managed portfolio of equity securities, including our common stock. These assets, except for the investment in our common stock, are included in “Direct financing leases and other assets” because they are available to our general creditors in the event of insolvency. The equity securities are classified as trading securities and stated at fair value. Both realized and unrealized gains and losses are included in “Miscellaneous income, net.” The Rabbi Trusts’ investments of $1 million in our common stock at December 31, 2018 and $2 million at December 31, 2017, are reflected at historical cost and included in shareholders’ equity.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other Postretirement Benefits
We sponsor plans that provide retired U.S. and Canadian employees with certain healthcare and life insurance benefits. Substantially all U.S. and Canadian employees not covered by union-administered health and welfare plans are eligible for the healthcare benefits. Healthcare benefits for our principal plan are generally provided to qualified retirees under age 65 and eligible dependents. This plan requires employee contributions that vary based on years of service and include provisions that limit our contributions. In prior years, we made amendments to our healthcare benefits for early retirees, which modified future eligibility requirements for non-grandfathered retirees in the U.S. The post-retirement medical plan was closed to non-grandfathered participants in 2013. The benefit obligation was $19 million and $21 million at December 31, 2018 and 2017, respectively. The amount of postretirement benefit expense was not material for the years December 31, 2018, 2017 and 2016.

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
Our environmental expenses which are presented within “Cost of fuel services” in our Consolidated Statements of Earnings, consist of remediation costs as well as normal recurring expenses such as licensing, testing and waste disposal fees. These expenses totaled $12 million, $12 million and $10 million in 2018, 2017 and 2016, respectively. The carrying amount of our environmental liabilities was $10 million and $10 million at December 31, 2018 and 2017, respectively. Our asset retirement obligations related to fuel tanks to be removed are not included above. Asset retirement obligations totaled $27 million and $26 million as of December 31, 2018 and 2017, respectively. The carrying amount of our environmental liabilities and our asset retirement obligations are included in “Accrued expenses and other current liabilities” and “Other non-current liabilities” in our Consolidated Balance Sheets.
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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

25. OTHER ITEMS IMPACTING COMPARABILITY
Our primary measure of segment performance as shown in Note 29, "Segment Reporting", excludes certain items we do not believe are representative of the ongoing operations of the segment. Excluding these items from our segment measure of performance allows for better year over year comparison:

	Years ended December 31,
	2018	2017	2016
		(In thousands)
Restructuring and other charges, net (1)	$9,594	21,405	5,074
Goodwill impairment (1), (2)	15,513	—	—
Tax reform related bonus	—	23,278	—
Operating tax adjustment	—	2,205	—
Pension related adjustment (3)	—	5,454	7,650
Gain on sale of property (4)	—	(24,122)	—
Restructuring and other items, net	$25,107	28,220	12,724
_______________
(1) Refer to Note 5, "Restructuring and Other Charges, Net," for additional information.
(2) Refer to Note 10, "Goodwill," for additional information.
(3) Refer to Note 23, "Employee Benefit Plans," for additional information.
(4) Refer to Note 28, Miscellaneous Income, Net for additional information.

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

27. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information was as follows:

	Years ended December 31,
	2018	2017	2016
	(In thousands)
Interest paid	$161,826	129,559	143,990
Income taxes paid	22,965	13,692	14,062
Changes in accounts payable related to purchases of revenue earning equipment	114,862	80,781	(142,256)
Operating and revenue earning equipment acquired under capital leases	10,701	7,057	1,230

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows.

	December 31,
	2018	2017
	(In thousands)
Cash and cash equivalents	$68,111	78,348
Restricted cash included in prepaid expenses and other current assets	—	4,674
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$68,111	83,022

28. MISCELLANEOUS INCOME, NET

	Years ended December 31,
	2018	2017	2016

Gains on sales of operating property and equipment	$2,478	26,093	2,475
Insurance proceeds/recoveries	1,155	1,734	966
Contract settlement	817	1,600	—
Foreign currency transaction (losses) gains	(459)	657	1,236
Rabbi trust investment (loss) income	(3,247)	10,522	2,763
Other, net	4,643	3,639	5,628
Total	$5,387	44,245	13,068

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

29. SEGMENT REPORTING

Ryder is a global leader in transportation and supply chain management solutions. Our operating segments are aggregated into reportable business segments based upon similar economic characteristics, products, services, customers and delivery methods. We report our financial performance based on three business segments: (1) FMS, which provides full service leasing and leasing with flexible maintenance options, commercial rental, and contract or transactional maintenance services of trucks, tractors and trailers to customers principally in the U.S., Canada and the U.K.; (2) DTS, which provides turnkey transportation solutions in the U.S. that includes dedicated vehicles, drivers and engineering and administrative support; and (3) SCS, which provides integrated logistics solutions, including distribution, management, dedicated transportation and professional services primarily in North America. Dedicated transportation services provided as part of an integrated, multi-service, supply chain solution to SCS customers are reported in the SCS business segment.
Our primary measurement of segment financial performance, defined as “Earnings Before Tax” (EBT) from continuing operations, includes an allocation of Central Support Services (CSS) and excludes non-operating pension costs, restructuring and other charges, net discussed in Note 5, "Restructuring and Other Charges, Net" and items discussed in Note 25, "Other Items Impacting Comparability." CSS represents those costs incurred to support all business segments, including human resources, finance, corporate services, public affairs, information technology, health and safety, legal, marketing and corporate communications. The objective of the EBT measurement is to provide clarity on the profitability of each business segment and, ultimately, to hold leadership of each business segment accountable for their allocated share of CSS costs. Certain costs are considered to be overhead not attributable to any segment and remain unallocated in CSS. Included among the unallocated overhead remaining within CSS are the costs for investor relations, public affairs and certain executive compensation. CSS costs attributable to the business segments are predominantly allocated to FMS, DTS and SCS as follows:

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our FMS segment leases revenue earning equipment and provides fuel, maintenance and other ancillary services to the DTS and SCS segments. Inter-segment revenue and EBT are accounted for at rates similar to those executed with third parties. EBT related to inter-segment equipment and services billed to DTS and SCS customers (equipment contribution) are included in both FMS and the business segment that served the customer and then eliminated (presented as “Eliminations”). Prior year amounts have been reclassified to conform to the current period presentation.
Segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented. Each business segment follows the same accounting policies as described in Note 1, “Summary of Significant Accounting Policies.” Business segment revenue and EBT from continuing operations is as follows:

	Years ended December 31,
	2018	2017	2016
	(In thousands)
Revenue:
Fleet Management Solutions:
ChoiceLease	$2,602,831	2,460,424	2,362,040
Commercial rental	905,305	777,261	808,912
ChoiceLease and commercial rental	3,508,136	3,237,685	3,170,952
SelectCare	462,046	428,422	415,507
Other	87,331	77,450	78,042
Fuel services revenue	620,245	520,500	463,738
Total Fleet Management Solutions from external customers	4,677,758	4,264,057	4,128,239
Inter-segment revenue	577,469	469,514	427,955
Fleet Management Solutions	5,255,227	4,733,571	4,556,194
Dedicated Transportation Solutions	1,333,313	1,095,645	1,020,543
Supply Chain Solutions	2,398,144	1,937,352	1,609,356
Eliminations	(577,469)	(469,514)	(427,955)
Total revenue	$8,409,215	7,297,054	6,758,138

EBT:
Fleet Management Solutions	$324,345	313,002	371,126
Dedicated Transportation Solutions	61,236	55,346	63,204
Supply Chain Solutions	133,570	103,561	106,477
Eliminations	(63,594)	(53,275)	(50,148)
	455,557	418,634	490,659
Unallocated Central Support Services	(49,048)	(48,128)	(40,736)
Non-operating pension costs (1)	(7,541)	(27,741)	(29,943)
Restructuring and other items, net (2)	(25,107)	(28,220)	(12,724)
Earnings before income taxes from continuing operations	$373,861	314,545	407,256
______________

(1)	Non-operating pension costs include the amortization of net actuarial loss and prior service costs, interest cost and expected return on plan assets components of pension and postretirement benefit costs.

(2)	See Note 25, “Other Items Impacting Comparability,” for a discussion of items excluded from our primary measure of segment performance.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table sets forth non-operating pension costs and share-based compensation expense, depreciation expense, used vehicle sales, net, amortization expense and other non-cash charges, net, interest expense (income), capital expenditures paid and total assets for the years ended December 31, 2018, 2017 and 2016, as provided to the chief operating decision-maker for each of Ryder’s reportable business segments:

	FMS	DTS	SCS	CSS	Eliminations	Total
	(In thousands)
2018
Non-operating pension costs and share-based compensation expense	$6,340	1,831	5,283	19,039	—	32,493
Depreciation expense (1)	$1,354,544	4,773	34,729	918	—	1,394,964
Used vehicle sales, net	$22,021	(43)	(239)	—	—	21,739
Amortization expense and other non-cash charges, net	$26,203	542	3,355	1,053	—	31,153
Interest expense (income) (2)	$179,562	(2,262)	1,067	193	—	178,560
Capital expenditures paid (3)	$2,979,482	1,444	45,348	24,135	—	3,050,409
Total assets	$11,704,332	324,906	1,085,001	297,709	(360,864)	13,051,084
2017
Non-operating pension costs and share-based compensation expense	$5,339	1,270	2,982	37,117	—	46,708
Depreciation expense (1)	$1,218,492	3,520	32,255	908	—	1,255,175
Used vehicle sales, net	$17,553	(113)	(199)	—	—	17,241
Amortization expense and other non-cash charges, net	$29,550	1,015	(21,967)	(263)	—	8,335
Interest expense (income) (2)	$144,137	(1,659)	(2,446)	318	—	140,350
Capital expenditures paid (3)	$1,783,917	3,375	50,117	23,027	—	1,860,436
Total assets	$10,388,022	278,863	870,048	196,686	(269,620)	11,463,999
2016
Non-operating pension costs and share-based compensation expense	$5,464	1,254	2,764	46,775	—	56,257
Depreciation expense (1)	$1,156,888	3,222	25,956	984	—	1,187,050
Used vehicle sales, net	$(724)	(90)	(158)	—	—	(972)
Amortization expense and other non-cash charges, net	$34,652	1,027	3,215	(37)	—	38,857
Interest expense (income) (2)	$151,297	(1,901)	(1,663)	110	—	147,843
Capital expenditures paid	$1,814,146	2,551	64,186	24,274	—	1,905,157
Total assets	$9,954,230	257,762	717,915	199,745	(217,439)	10,912,213
____________

(1)
Depreciation expense associated with CSS assets was allocated to business segments based upon estimated and planned asset utilization. Depreciation expense totaling $25 million, $24 million and $24 million during 2018, 2017 and 2016, respectively, associated with CSS assets was allocated to other business segments.

(2)
Interest expense was primarily allocated to the FMS segment since such borrowings were used principally to fund the purchase of revenue earning equipment used in FMS; however, interest income was also reflected in DTS and SCS based on targeted segment leverage ratios.

(3)	Excludes acquisition payments of $35 million in 2018 and $1 million in 2017. See Note 3, "Acquisitions," for additional information.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Geographic Information

	Years ended December 31,
	2018	2017	2016
	(In thousands)
Long-lived assets:
United States	$9,114,595	7,935,167	7,854,845
Foreign:
Canada	648,856	623,576	532,403
Europe	522,633	527,869	472,027
Mexico	55,462	44,997	33,979
Singapore	237	357	338
	1,227,188	1,196,799	1,038,747
Total	$10,341,783	9,131,966	8,893,592

30. QUARTERLY INFORMATION (UNAUDITED)

		Earnings from Continuing Operations Before Income Taxes	Earnings from Continuing Operations		Earnings from Continuing Operations per Common Share		Net Earnings per Common Share
	Revenue			Net Earnings	Basic	Diluted	Basic	Diluted
	(In thousands, except per share amounts)
2018
First quarter	$1,903,467	48,100	33,932	33,505	0.65	0.64	0.64	0.63
Second quarter	2,089,338	98,283	43,519	42,258	0.83	0.82	0.80	0.80
Third quarter	2,158,061	116,140	89,511	88,751	1.70	1.69	1.69	1.68
Fourth quarter	2,258,349	111,338	108,645	108,784	2.07	2.06	2.07	2.06
Full year	$8,409,215	373,861	275,607	273,298	5.24	5.21	5.20	5.17

2017
First quarter	$1,736,983	60,622	38,536	38,406	0.73	0.72	0.72	0.72
Second quarter	1,788,028	80,854	51,395	50,868	0.97	0.97	0.96	0.96
Third quarter	1,840,897	94,492	59,040	58,750	1.12	1.12	1.12	1.11
Fourth quarter	1,931,146	78,577	643,318	643,808	12.22	12.12	12.23	12.13
Full year	$7,297,054	314,545	792,289	791,832	15.00	14.90	15.00	$14.89

Note: EPS amounts may not be additive due to rounding.

Quarterly and year-to-date computations of per share amounts are made independently; therefore, the sum of per-share amounts for the quarters may not equal per-share amounts for the year.
See Note 5, “Restructuring and Other Charges, Net,” and Note 25, “Other Items Impacting Comparability,” for items included in earnings during 2018 and 2017.
Earnings from continuing operations and net earnings reflect the tax benefit related to the 2017 Tax Cuts and Jobs Act that was signed into law in December 2017. See Note 14, "Income Taxes" for more information.

RYDER SYSTEM, INC. AND SUBSIDIARES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

		Additions
Description	Balance at Beginning of Period	Charged to Earnings	Transferred from Other Accounts (1)	Deductions (2)	Balance at End of Period
	(In thousands)
2018
Accounts receivable allowance	$13,847	10,890	—	7,555	17,182
Self-insurance accruals (3)	$348,612	359,528	82,904	433,518	357,526
Valuation allowance on deferred tax assets	$18,667	(534)	—	1,947	16,186
2017
Accounts receivable allowance	$14,915	12,335	—	13,403	13,847
Self-insurance accruals (3)	$336,901	327,306	74,153	389,748	348,612
Valuation allowance on deferred tax assets	$16,387	2,213	—	(67)	18,667
2016
Accounts receivable allowance	$15,560	13,118	—	13,763	14,915
Self-insurance accruals (3)	$311,821	324,673	71,703	371,296	336,901
Valuation allowance on deferred tax assets	$14,991	98	—	(1,298)	16,387
______________

(1)	Transferred from other accounts includes employee contributions made to the medical and dental self-insurance plans.

(2)	Deductions represent write-offs, lease termination payments, insurance claim payments during the period and net foreign currency translation adjustments.

(3)
Self-insurance accruals include vehicle liability, workers’ compensation, property damage, cargo and medical and dental, which comprise our self-insurance programs. Amounts charged to earnings include developments in prior years' selected loss development factors, which charged earnings by $1 million in 2018 and $9 million in 2016 and benefited earnings by $9 million in 2017. The 2016 presentation of self-insurance accruals has been revised to reflect amounts charged to earnings and deductions consistent with current year presentation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including Ryder’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that at December 31, 2018, Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective.
Management’s Report on Internal Control over Financial Reporting
Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Certified Public Accounting Firm thereon are set out in Item 8 of Part II of this Form 10-K Annual Report.
Changes in Internal Controls over Financial Reporting
As previously discussed, we completed our acquisition of MXD Group, Inc. during the second quarter of 2018 (refer to Note 3, Acquisitions in the Notes to Consolidated Financial Statements). Management has excluded this acquisition from its assessment of internal control over financial reporting as of December 31, 2018, as the total assets and total revenues represent less than 1% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2018. During the three months ended December 31, 2018, there were no changes in Ryder’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect such internal control over financial reporting.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table includes information as of December 31, 2018, about certain plans that provide for the issuance of common stock in connection with the exercise of stock options and other share-based awards.

Plans	Number of Securities to be issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (a)
	(a)		(b)		(c)
Equity compensation plans approved by security holders:
Broad based employee stock plans	2,551,479	(1)	$72.28	(3)	1,524,137
Employee stock purchase plan	—		—		584,546
Non-employee directors' stock plans	202,702	(2)	—		37,484
Total	2,754,181		$72.28		2,146,167
_______________

(1)
Includes 1,861,616 stock options, 292,201 time-vested restricted stock awards, 67,898 market-based restricted stock awards and 329,764 performance-based restricted stock awards, which includes 100,602 performance-based restricted stock rights not considered granted under accounting guidance for stock compensation. Refer to Note 22, "Share-Based Compensation Plans", for additional information.

(2)	Includes 195,443 time-vested restricted stock awards, as well as, 7,259 time-vested restricted stock awards vested but not exercisable until six months after the director's retirement.

(3)	Weighted-average exercise price of outstanding options excludes restricted stock awards and restricted stock units.

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
3.1
The Ryder System, Inc. Restated Articles of Incorporation (conformed copy incorporating all amendments through May 4, 2018), previously filed with the Commission on May 9, 2018 as an exhibit to Ryder's Current Report on Form 8-K, is incorporated by reference in this report.

3.2
The Ryder System, Inc. By-Laws, as amended through May 4, 2018, previously filed with the Commission on May 9, 2018 as an exhibit to Ryder's Current Report on Form 8-K, is incorporated by reference in this report.

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
10.1(i)
Amended and Restated Ryder System, Inc. 2012 Equity and Incentive Compensation Plan, previously filed with the Commission on May 10, 2016 as an exhibit to Ryder’s Quarterly Report on Form 8-K, is incorporated by reference to this report.

10.1(j)
Form of Terms and Conditions applicable to 2016 annual cash incentive awards granted under the Amended and Restated Ryder System, Inc. 2012 Equity and Incentive Compensation Plan, previously filed with the Commission on July 27, 2016 as an exhibit to Ryder’s Quarterly Report on Form 10-Q, is incorporated by reference to this report.

10.1(k)
Form of Terms and Conditions applicable to non-qualified stock options granted under the Amended and Restated Ryder System, Inc. 2012 Equity and Incentive Compensation Plan, previously filed with the Commission on July 27, 2016 as an exhibit to Ryder’s Quarterly Report on Form 10-Q, is incorporated by reference to this report.

10.1(l)
Form of Terms and Conditions applicable to performance-based restricted stock rights granted under the Amended and Restated Ryder System, Inc. 2012 Equity and Incentive Compensation Plan, previously filed with the Commission on July 27, 2016 as an exhibit to Ryder’s Quarterly Report on Form 10-Q, is incorporated by reference to this report.

10.1(m)
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

10.1(q)
The Ryder System, Inc. Executive Severance Plan, effective as of January 1, 2017, previously filed with the Commission on February 14, 2017 as an exhibit to Ryder's Annual Report on Form 10-K for the year ended December 31, 2016, is incorporated by reference into this report.

10.1(r)
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

10.1(u)
Form of Terms and Conditions applicable to restricted stock rights granted under the Amended and Restated Ryder System, Inc. 2012 Equity and Incentive Compensation Plan, previously filed with the Commission on April 25, 2017 as an exhibit to Ryder’s Quarterly Report on Form 10-Q, is incorporated by reference to this report.

10.1(v)
Form of Terms and Conditions applicable to restricted stock units granted under the Amended and Restated Ryder System, Inc. 2012 Equity and Incentive Compensation Plan, previously filed with the Commission on April 25, 2017 as an exhibit to Ryder’s Quarterly Report on Form 10-Q, is incorporated by reference to this report.

10.1(w)
Form of Terms and Conditions applicable to annual cash incentive awards granted under the Amended and Restated Ryder System, Inc. 2012 Equity and Incentive Compensation Plan, previously filed with the Commission on February 20, 2018 as an exhibit to Ryder’s Annual Report on Form 10-K, is incorporated by reference to this report.

10.1(x)
Form of Terms and Conditions applicable to performance-based restricted stock rights granted under the Amended and Restated Ryder System, Inc. 2012 Equity and Incentive Compensation Plan, previously filed with the Commission on February 20, 2018 as an exhibit to Ryder’s Annual Report on Form 10-K, is incorporated by reference to this report.

10.1(y)
The Form of Amended and Restated Severance Agreement for named executive officers (other than the Chief Executive Officer), previously filed with the Commission on February 20, 2018 as an exhibit to Ryder’s Annual Report on Form 10-K, is incorporated by reference to this report.

10.1(z)
Form of Terms and Conditions applicable to stock-awards for non-employee directors issued under the Amended and Restated Ryder System, Inc. 2012 Equity and Incentive Compensation Plan, previously filed with the Commission on July 25, 2018 as an exhibit to Ryder’s Quarterly Report on Form 10-Q, is incorporated by reference to this report.

10.1(aa)
Form of Terms and Conditions applicable to deferred stock awards for non-employee directors issued under the Amended and Restated Ryder System, Inc. 2012 Equity and Incentive Compensation Plan, previously filed with the Commission on October 26, 2018 as an exhibit to Ryder’s Quarterly Report on Form 10-Q, is incorporated by reference to this report.

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

10.6
Employment Offer Letter for Frank Mullen dated as of August 25, 2017, between Ryder System, Inc. and Frank Mullen, previously filed with the Commission as an exhibit to Ryder’s Current Report on Form 8-K filed with the Commission on September 18, 2017, is incorporated by reference in this report.

10.7
CFO Transition and Retention Agreement, dated as of September 24, 2018, between Ryder System, Inc. and Art A. Garcia, previously filed with the Commission as an exhibit to Ryder’s Current Report on Form 8-K filed with the Commission on September 25, 2018, is incorporated by reference to this report.

10.8
Second Amended and Restated Global Revolving Credit Agreement, dated as of September 28, 2018, by and among Ryder System, Inc., certain Ryder subsidiaries, and the lenders and agents named therein, previously filed with the Commission as an exhibit to Ryder’s Current Report on Form 8-K filed with the Commission on October 3, 2018, is incorporated by reference to this report.

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

24	Manually executed powers of attorney for each of:
	John M. Berra	David G. Nord
	Robert J. Eck	Abbie J. Smith
	Robert A. Hagemann	E. Follin Smith
	Michael F. Hilton	Dmitri L. Stockton
	Tamara L. Lundgren	Hansel E. Tookes
Luis P. Nieto

31.1	Certification of Robert E. Sanchez pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of Art A. Garcia pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32	Certification of Robert E. Sanchez and Art A. Garcia pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(b)	Executive Compensation Plans and Arrangements:
Please refer to the description of Exhibits 10.1 through 10.7 set forth under Item 15(a)3 of this report for a listing of all management contracts and compensation plans and arrangements filed with this report pursuant to Item 601(b)(10) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 20, 2019	RYDER SYSTEM, INC.

By: /s/ Robert E. Sanchez
Robert E. Sanchez
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 20, 2019	By: /s/ ROBERT E. SANCHEZ
Robert E. Sanchez
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 20, 2019	By: /s/ ART A. GARCIA
Art A. Garcia
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	February 20, 2019	By: /s/ FRANK MULLEN
Frank Mullen
Vice President and Controller
(Principal Accounting Officer)

Date:	February 20, 2019	By: JOHN M. BERRA *
John M. Berra
Director

Date:	February 20, 2019	By: ROBERT J. ECK *
Robert J. Eck
Director

Date:	February 20, 2019	By: ROBERT A. HAGEMANN *
Robert A. Hagemann
Director

Date:	February 20, 2019	By: MICHAEL F. HILTON*
Michael F. Hilton
Director

Date:	February 20, 2019	By: TAMARA L. LUNDGREN*
Tamara L. Lundgren
Director

Date:	February 20, 2019	By: LUIS P. NIETO, JR. *
Luis P. Nieto, Jr.
Director

Date:	February 20, 2019	By: DAVID G. NORD *
David G. Nord
Director

Date:	February 20, 2019	By: ABBIE J. SMITH *
Abbie J. Smith
Director

Date:	February 20, 2019	By: E. FOLLIN SMITH *
E. Follin Smith
Director

Date:	February 20, 2019	By: DMITRI L. STOCKTON *
Dmitri L. Stockton
Director

Date:	February 20, 2019	By: HANSEL E. TOOKES, II *
Hansel E. Tookes, II
Director

Date:	February 20, 2019	*By: /s/ ALENA BRENNER
Alena Brenner
Attorney-in-Fact, pursuant to a power of attorney