Form 10-Q
period 2019-03-31
RYDER SYSTEM INC
filed 2019-05-09
CIK 85961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
Commission File Number: 1-4364

RYDER SYSTEM, INC.
(Exact name of registrant as specified in its charter)

Florida	59-0739250
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11690 N.W. 105th Street
Miami, Florida 33178	(305) 500-3726
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	R	New York Stock Exchange
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ YES   ☑ NO
The number of shares of Ryder System, Inc. Common Stock ($0.50 par value per share) outstanding at March 31, 2019, was 53,300,205.

RYDER SYSTEM, INC.
FORM 10-Q QUARTERLY REPORT

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(unaudited)

	Three months ended March 31,
	2019	2018
	(In thousands, except per share amounts)
Lease & related maintenance and rental revenues	$899,559	824,991
Services revenue	1,132,048	928,144
Fuel services revenue	148,720	151,070
Total revenues	2,180,327	1,904,205

Cost of lease & related maintenance and rental	664,289	615,605
Cost of services	971,690	788,771
Cost of fuel services	143,275	146,903
Other operating expenses	33,626	32,975
Selling, general and administrative expenses	231,325	207,828
Non-operating pension costs	6,462	1,222
Used vehicle sales, net	8,217	7,431
Interest expense	55,336	38,160
Miscellaneous income, net	(8,222)	(2,510)
Restructuring and other items, net	6,178	15,121
	2,112,176	1,851,506
Earnings from continuing operations before income taxes	68,151	52,699
Provision for income taxes	22,261	15,386
Earnings from continuing operations	45,890	37,313
Loss from discontinued operations, net of tax	(574)	(427)
Net earnings	$45,316	36,886

Earnings (loss) per common share — Basic
Continuing operations	$0.87	0.71
Discontinued operations	(0.01)	(0.01)
Net earnings	$0.86	0.70

Earnings (loss) per common share — Diluted
Continuing operations	$0.87	0.70
Discontinued operations	(0.01)	(0.01)
Net earnings	$0.86	0.70

See accompanying notes to consolidated condensed financial statements.
Note: EPS amounts may not be additive due to rounding.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three months ended March 31,
	2019	2018
	(In thousands)

Net earnings	$45,316	36,886

Other comprehensive income:

Changes in currency translation adjustment and other	15,762	11,765

Amortization of pension and postretirement items	7,468	7,215
Income tax expense related to amortization of pension and postretirement items	(2,014)	(1,609)
Amortization of pension and postretirement items, net of tax	5,454	5,606

Other comprehensive income, net of taxes	21,216	17,371

Comprehensive income	$66,532	54,257
See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)

	March 31, 2019	December 31, 2018
	(Dollars in thousands, except share amounts)
Assets:
Current assets:
Cash and cash equivalents	$62,787	68,111
Receivables, net of allowance of $17,497 and $17,182, respectively	1,221,769	1,242,058
Inventories	80,082	79,228
Prepaid expenses and other current assets	193,147	178,313
Total current assets	1,557,785	1,567,710
Revenue earning equipment, net	10,009,161	9,415,961
Operating property and equipment, net of accumulated depreciation of $1,277,906 and $1,256,037, respectively	871,524	862,054
Goodwill	474,742	475,206
Intangible assets, net of accumulated amortization of $67,145 and $65,048, respectively	57,068	59,075
Sales-type leases and other assets	978,705	967,802
Total assets	$13,948,985	13,347,808

Liabilities and shareholders’ equity:
Current liabilities:
Short-term debt and current portion of long-term debt	$1,117,489	937,131
Accounts payable	839,792	731,876
Accrued expenses and other current liabilities	797,298	847,739
Total current liabilities	2,754,579	2,516,746
Long-term debt	6,025,679	5,712,146
Other non-current liabilities	1,399,273	1,402,625
Deferred income taxes	1,202,650	1,179,723
Total liabilities	11,382,181	10,811,240

Shareholders’ equity:
Preferred stock, no par value per share — authorized, 3,800,917; none outstanding, March 31, 2019 or December 31, 2018	—	—
Common stock, $0.50 par value per share — authorized, 400,000,000; outstanding, March 31, 2019 — 53,300,205 December 31, 2018 — 53,116,485	26,651	26,559
Additional paid-in capital	1,086,714	1,084,391
Retained earnings	2,343,857	2,337,252
Accumulated other comprehensive loss	(890,418)	(911,634)
Total shareholders’ equity	2,566,804	2,536,568
Total liabilities and shareholders’ equity	$13,948,985	13,347,808
See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2019	2018
	(In thousands)
Cash flows from operating activities from continuing operations:
Net earnings	$45,316	36,886
Less: Loss from discontinued operations, net of tax	(574)	(427)
Earnings from continuing operations	45,890	37,313
Depreciation expense	377,357	332,768
Goodwill impairment charge	—	15,513
Used vehicle sales, net	8,217	7,431
Amortization expense and other non-cash charges, net	48,522	32,061
Non-operating pension costs and share-based compensation expense	13,861	6,563
Deferred income tax expense	19,729	33,076
Collections on sales-type leases	34,017	21,580
Changes in operating assets and liabilities:
Receivables	26,181	22,265
Inventories	(756)	(253)
Prepaid expenses and other assets	(27,645)	(46,053)
Accounts payable	18,586	(30,851)
Accrued expenses and other non-current liabilities	(78,629)	(94,563)
Net cash provided by operating activities from continuing operations	485,330	336,850

Cash flows from financing activities from continuing operations:
Net change in commercial paper borrowings and revolving credit facilities	158,258	237,960
Debt proceeds	799,300	446,500
Debt repaid	(478,411)	(414,299)
Dividends on common stock	(29,301)	(27,795)
Common stock issued	(332)	1,417
Common stock repurchased	(14,156)	(12,921)
Debt issuance costs and other items	(1,070)	(1,259)
Net cash provided by financing activities from continuing operations	434,288	229,603

Cash flows from investing activities from continuing operations:
Purchases of property and revenue earning equipment	(1,026,711)	(662,744)
Sales of revenue earning equipment	101,549	89,023
Sales of operating property and equipment	1,918	933
Net cash used in investing activities from continuing operations	(923,244)	(572,788)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,551)	3,519
Decrease in cash, cash equivalents, and restricted cash from continuing operations	(5,177)	(2,816)

Decrease in cash, cash equivalents, and restricted cash from discontinued operations	(147)	(348)

Decrease in cash, cash equivalents, and restricted cash	(5,324)	(3,164)
Cash, cash equivalents, and restricted cash at January 1	68,111	83,022
Cash, cash equivalents, and restricted cash at March 31	$62,787	79,858
See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
(unaudited)

	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Amount	Shares	Par				Total
	(Dollars in thousands, except share amounts)
Balance at January 1, 2019	$—	53,116,485	$26,559	1,084,391	2,337,252	(911,634)	2,536,568
Comprehensive income	—	—	—	—	45,316	21,216	66,532
Common stock dividends declared and paid—$0.54 per share	—	—	—	—	(29,207)	—	(29,207)
Common stock issued under employee stock option and stock purchase plans (1)	—	409,294	205	(547)	—	—	(342)
Benefit plan stock sales (2)	—	270	—	10	—	—	10
Common stock repurchases	—	(225,844)	(113)	(4,539)	(9,504)	—	(14,156)
Share-based compensation	—	—	—	7,399	—	—	7,399
Balance at March 31, 2019	$—	53,300,205	$26,651	1,086,714	2,343,857	(890,418)	2,566,804

	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Amount	Shares	Par				Total
	(Dollars in thousands, except share amounts)
Balance at January 1, 2018	$—	52,955,314	$26,478	1,051,017	2,086,918	(710,836)	2,453,577
Comprehensive income	—	—	—	—	36,886	17,371	54,257
Common stock dividends declared and paid—$0.52 per share	—	—	—	—	(27,695)	—	(27,695)
Common stock issued under employee stock option and stock purchase plans (1)	—	310,173	155	1,195	—	—	1,350
Benefit plan stock sales (2)	—	715	—	67	—	—	67
Common stock repurchases	—	(171,304)	(86)	(3,354)	(9,482)	—	(12,922)
Share-based compensation	—	—	—	5,341	—	—	5,341
Adoption of new accounting standard (3)	—	—	—	—	100,567	(100,567)	—
Balance at March 31, 2018	$—	53,094,898	$26,547	1,054,266	2,187,194	(794,032)	2,473,975

__________________

(1)	Net of common shares delivered as payment for the exercise price or to satisfy the holders’ withholding tax liability upon exercise of options.

(2)	Represents open-market transactions of common shares by the trustee of Ryder’s deferred compensation plans.

(3)
Reflects the impact of adopting ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income in 2018, which resulted in a reclassification of stranded tax effects caused by the 2017 Tax Cuts and Jobs Act from accumulated other comprehensive loss to retained earnings.

See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

1. GENERAL

Interim Financial Statements

The accompanying unaudited Consolidated Condensed Financial Statements include the accounts of Ryder System, Inc. (Ryder) and all entities in which Ryder has a controlling voting interest (subsidiaries) and variable interest entities (VIEs) required to be consolidated in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The accompanying unaudited Consolidated Condensed Financial Statements have been prepared in accordance with the accounting policies described in our 2018 Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements and notes thereto except for the update to our revenue recognition and leases significant accounting policies discussed below. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included and the disclosures herein are adequate. The operating results for interim periods are unaudited and are not necessarily indicative of the results that can be expected for a full year.

Update to Significant Accounting Policies

Our significant accounting policies are detailed in "Note 1: Summary of Significant Accounting Policies" within Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2018. As discussed in Note 2, "Recent Accounting Pronouncements," effective January 1, 2019, we adopted Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) using the modified retrospective transition comparative method. We have recast all prior period amounts in this Form 10-Q to conform to the current period presentation based on our adoption of this new accounting standard. Refer to Note 2, "Recent Accounting Pronouncements," for additional information on the revised amounts. The significant changes to our accounting policies as a result of adopting Topic 842 are discussed below.

Revenue Recognition

Lease & related maintenance and rental revenues includes ChoiceLease and commercial rental revenues from our Fleet Management Solutions (FMS) business segment. We offer a full service lease as well as a lease with more flexible maintenance options under our ChoiceLease product line, which are marketed, priced and managed as bundled lease arrangements, and include equipment, service and financing components. We do not offer a stand-alone unbundled lease of new vehicles. We offer rental of vehicles under our commercial rental product line, which allows customers to supplement their fleet of vehicles on a short-term basis.

Our ChoiceLease arrangements include the lease of a vehicle (lease component) and the executory agreement for the maintenance, insurance, taxes and other services (non-lease components) related to the leased vehicles during the lease term. We generally lease new vehicles to our customers. Arrangement consideration is allocated between the lease component and non-lease component based on management's best estimate of the relative standalone selling price of each component. Our ChoiceLease arrangements provide for a fixed charge billing and a variable charge billing based on mileage or time usage. Fixed charges are typically billed at the beginning of the month and variable charges are typically billed a month in arrears. Revenue from the lease component of ChoiceLease agreements is recognized based on the classification of the arrangement, typically as either an operating or a sales-type lease. Our commercial rental arrangements include the short-term rental of a vehicle (one day up to one year in length). All of our rental arrangements are classified as operating leases and revenue is recognized on a straight-line basis.

The majority of our leases are classified as operating leases and we recognize revenue for the lease component of the product line on a straight-line basis. The non-lease component for maintenance services is accounted for in accordance with revenue guidance in Revenue from Contracts with Customers (Topic 606). Maintenance services are not typically performed evenly over the life of a ChoiceLease contract as the level of maintenance provided generally increases as vehicles age. We recognize maintenance revenue using an input method, consistent with the estimated pattern of the costs to maintain the underlying vehicles. This will generally result in the recognition of a contract liability for some portion of the customer's payments allocated to the maintenance service component of the arrangement. Included in lease & related maintenance and rental revenues is non-lease revenue from maintenance services recognized in accordance with Topic 606 of $239 million and $223 million for the three months ended March 31, 2019 and 2018, respectively.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

Effective with the adoption of Topic 842, we recorded an after-tax cumulative effect adjustment to decrease retained earnings as of January 1, 2017, by approximately $315 million primarily to recognize a contract liability (deferred revenue) related to maintenance services, and partially offset by costs capitalized related to sales commissions.

We recorded deferred revenue of approximately $564 million and $566 million as of March 31, 2019 and December 31, 2018, respectively, related to the maintenance services component of our ChoiceLease product line. Refer to Note 3, "Revenue," and Note 5, "Accrued Expenses and Other Liabilities." In addition, we recorded an asset of approximately $92 million and $93 million as of March 31, 2019 and December 31, 2018, respectively; related to incremental sales commissions paid to our sales force as a result of obtaining ChoiceLease contracts. Capitalized sales commissions includes initial direct costs of our leases in the amount of $53 million at March 31, 2019 and December 31, 2018, respectively, accounted for in accordance with Topic 842. Refer to Note 3, "Revenue."

Lease and rental agreements do not usually provide for scheduled rent increases or escalations. However, most lease agreements allow for rate changes based upon changes in the Consumer Price Index (CPI). ChoiceLease and rental agreements also provide for vehicle usage charges based on a time charge and/or a fixed per-mile charge. The time charge, the per-mile charge and the changes in rates attributed to changes in the CPI are considered contingent rentals and are not considered fixed or determinable until the CPI change or the equipment usage occurs. This consideration is allocated to the lease and non-lease components of the contract as it is billed to the customer based on the allocation determined at contract inception. Variable consideration allocated to the lease component is recognized in revenue on a straight-line basis for the remainder of the contract term and variable consideration allocated to the non-lease component is recognized in revenue using an input method, consistent with the estimated pattern of maintenance costs for the remainder of the contract term.

Leases not classified as operating leases are generally considered sales-type leases. We recognize revenue for sales-type leases using the effective interest method, which provides a constant periodic rate of return on the outstanding investment in the lease. We generally lease new vehicles under our sales-type lease arrangements. Therefore, there is generally not a difference between the net investment in the lease and the carrying value of the vehicles, and we do not recognize selling profit or loss at lease commencement. Revenue is recognized net of amounts collected from customers for taxes, such as sales tax, that are remitted to the applicable taxing authorities.

Significant Judgments and Estimates

Allocating consideration between lease and non-lease components in our ChoiceLease arrangements requires significant judgment. We do not sell the components of our ChoiceLease product offering on a stand-alone basis. Judgment is required to determine the standalone selling prices of the lease and non-lease components in order to allocate the consideration on a relative standalone selling price basis.

We determine the standalone price of the lease component using the projected cash flows of the lease assuming a certain targeted return. We consider a number of factors to determine the targeted return, including the net present value of the projected cash flows in a ChoiceLease arrangement discounted at our weighted average cost of capital.

Our ChoiceLease arrangements include maintenance as a non-lease component of the contract. We determine the standalone price of the maintenance component using an expected cost plus margin approach. The expected costs are based on our historical costs of providing maintenance services in our ChoiceLease arrangements. The margin is based on historical margin percentages for our full service maintenance contracts in the SelectCare product line, as the maintenance performance obligation in those contracts is similar to maintenance in our ChoiceLease arrangements. Full service maintenance arrangements in SelectCare are priced based on targeted margin percentages for new and used vehicles by type of vehicle (trucks, tractors, and trailers), considering the fixed and variable costs of providing maintenance services. Certain ChoiceLease arrangements include liability and/or physical damage insurance coverage to our customers. We charge a separate fixed monthly rate for these insurance offerings, which represents the standalone selling price.

We allocate the contract consideration (excluding insurance) between the lease and maintenance components based on the relative standalone selling prices of each of those services and allocate contract consideration for insurance based on the price of insurance, which is priced separately. If the lessee elects to obtain insurance coverage from us, the consideration for the fixed monthly rate is allocated to the insurance performance obligations.

Variable consideration, such as billings for mileage and from changes in CPI, is excluded from the allocation of consideration at the inception of the contract. Revenues associated with licensing and operating taxes that are billed as incurred

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

based on the contract arrangement are also excluded from the allocation of consideration at contract inception and allocated as earned. The variable consideration and licensing and operating tax revenues are allocated to the lease and maintenance components based on the same allocation percentages at contract inception (or the most recent contract modification) when earned.

Contract Balances

We do not have material contract assets as we generally invoice customers as we perform services. Contract receivables are recorded in “Receivables, net” in the Consolidated Condensed Balance Sheets. Payment terms vary by contract type, although terms generally include a requirement of payment within 15 to 90 days. As a practical expedient, we do not assess whether a contract has a significant financing component as the period between the receipt of customer payment and the transfer of service to the customer is less than a year.

Our contract liabilities consist of deferred revenue related to maintenance services. We record deferred revenues when cash payments are received or due in advance of our performance, including amounts that are refundable. We classify deferred revenue for performance obligations we expect to perform within 12 months as current liabilities and for performance obligations to be performed later than 12 months as other non-current liabilities. Revenue is recognized upon satisfaction of the performance obligation.

As practical expedients, 1) we do not disclose information about remaining performance obligations that are part of a contract that has an original expected duration of one year or less, and 2) we do not disclose information about remaining performance obligations when we have the right to invoice the customer and the revenue recognized corresponds directly with the value to the customer of our performance completed to date.

Leases

Leases as Lessor

We lease revenue earning equipment to customers for periods ranging from three to seven years for trucks and tractors and up to ten years for trailers. We determine if an arrangement is or contains a lease at inception. The standard lease agreement for revenue earning equipment provides both parties the right to terminate; therefore, we evaluate whether the lessee is reasonably certain to exercise the termination option in order to determine the appropriate lease term. If we terminate, the customer has the right (but not obligation) to purchase the vehicle. If the customer terminates, we have the option to require the customer to purchase the vehicle or pay a termination penalty. Our leases generally do not provide either party an option to renew the lease. We also rent revenue earning equipment to customers on a short-term basis, from one day up to one year in length. From time to time, we may also lease facilities to third parties. The majority of our leases are classified as operating leases. However, some of our revenue earning equipment leases are classified as sales-type leases.

Our determination of the residual values (i.e., the price at which we ultimately expect to dispose of revenue earning equipment) is established with a long-term view considering historical market price changes, current and expected future market price trends, expected lives of vehicles and extent of alternative uses. Factors that could cause actual results to materially differ from estimates include, but are not limited to, unforeseen changes in technology innovations, sudden changes in supply and demand, and competitor pricing. We have developed disciplines related to the management and maintenance of our leased vehicles designed to manage the risk associated with the residual values of our revenue earning equipment. In addition, we also monitor market trends throughout the year and assess residual values of vehicles expected to be sold in the near term and may adjust residual values for these vehicles.

Leases as Lessee

We lease facilities, revenue earning equipment, material handling equipment, automated washing machines, vehicles and office equipment. We determine if an arrangement is or contains a lease at inception. Effective with the adoption of Topic 842, we have established right-of-use (ROU) assets, which represent our right to use an underlying asset for the lease term and lease liabilities, which represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate of return, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. Operating lease ROU assets also exclude lease incentives received. We pay variable lease charges related

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

to property taxes, insurance and maintenance as well as changes in CPI for leased facilities; equipment usage for revenue earning equipment, automated washing machines, vehicles and office equipment; and hours of operation for material handling equipment. For leases with a term of 12 months or less, with the exception of our real estate leases, we recognize lease payments in our income statement on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments is incurred.

Lease terms for the facilities are generally three to five years with one or more five-year renewal options and the lease terms for revenue earning equipment, material handling equipment, automated washing machines and vehicles typically range from three to seven years typically with no extension options. For purposes of calculating ROU assets and operating lease liabilities, lease terms may be deemed to include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Macroeconomic conditions is the primary factor used to estimate whether an option to extend a lease term will be exercised or not. None of our leasing arrangements contain restrictive financial covenants. Certain of our material handling equipment leases have residual value guarantees. We recorded operating lease ROU assets and finance lease assets totaling approximately $235 million and $245 million as of March 31, 2019 and December 31, 2018, respectively, related to leases as lessee. Refer to Note 6, "Leases".

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

Derivatives and Hedging

In August 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No.
2017-12, Derivatives and Hedging (Topic 815), which simplifies and clarifies the accounting and disclosure for hedging activities by more closely aligning the results of cash flow and fair value hedge accounting with the risk management activities of an entity. The amendments in this update are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018, with early adoption permitted. We adopted this standard during the first quarter of 2018 and it did not impact our consolidated financial position, results of operations or cash flows.

Leases

In February 2016, the FASB issued Topic 842, which sets out the principles for the identification, measurement, recognition, presentation and disclosure of leases. The FASB issued a number of subsequent updates to the standard. Topic 842 impacts the accounting for both lessors and lessees. We have adopted the standard effective January 1, 2019, using the modified retrospective transition method and initial application date of January 1, 2017. For all our facilities and equipment that we lease, we have elected the practical expedient to combine lease and non-lease components. For our existing operating and finance leases that commenced before the date of initial application, we have made an accounting policy election, as lessee, to use the incremental borrowing rate for our leases considering the remaining lease term and remaining minimum rental payments. After lease commencement of our operating leases as lessee, unless the ROU assets are impaired, we have made an accounting policy election to subsequently measure operating lease ROU assets by amortizing the ROU assets calculated as the difference between the straight line cost for the period (including amortization of initial direct costs) and the periodic accretion of the lease liability using the effective interest method. In calculating the change in ROU assets from a lease modification that decreases our rights as lessee to use one or more underlying assets, we have made an accounting policy election of remeasuring the ROU asset based on how much of the original right of use remains after modification.

The new standard requires lessors to identify and evaluate the lease and non-lease components in arrangements containing a lease, provides clarification on the scope of non-lease components and provides more guidance on how to identify and separate the components. From a lessor perspective, the adoption of the new lease standard primarily impacts our ChoiceLease product line, which includes a vehicle lease as well as maintenance and other services.

The standard requires lessees to classify leases as either finance or operating leases. This classification determines whether the related expense is recognized based on asset amortization and interest on the obligation (finance leases) or on a straight-line basis over the term of the lease (operating lease). We recorded a ROU asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. We have elected the practical expedient in Topic 842 to not apply these recognition requirements to leases with a term of 12 months or less with the exception of our real estate leases. Instead we recognize the lease payments in profit or loss on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments is incurred.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

Adoption of the new lease standard impacted our previously reported Consolidated Condensed Statements of Earnings and Comprehensive Income results as follows (in millions, except per share amounts):

	Three months ended March 31, 2018

	As Previously	Lessor	Lessee and Other
	Reported	Adjustments (1)	Adjustments (1)	As Revised
Lease & related maintenance and rental revenues	$824.3	0.5	0.3	825.0
Total revenues	1,903.5	0.5	0.3	1,904.2
Cost of lease & related maintenance and rental	619.2	(3.6)	—	615.6
Cost of services (2)	787.2	—	1.5	788.8
Other operating expenses	33.5	—	(0.5)	33.0
Selling, general and administrative expenses (2)	208.6	(0.4)	(0.4)	207.8
Interest expense	37.8	—	0.4	38.2
Restructuring and other items, net (2)	16.0	—	(0.9)	15.1
Earnings from continuing operations before income taxes	48.1	4.5	0.1	52.7
Provision for income taxes	14.2	1.2	—	15.4
Earnings from continuing operations	33.9	3.3	0.1	37.3
Net earnings	33.5	3.3	0.1	36.9

Comprehensive income	51.0	3.4	—	54.3

Earnings per common share - Basic
Continuing operations	$0.65	0.06	—	0.71
Net earnings	$0.64	0.06	—	0.70

Earnings per common share - Diluted
Continuing operations	$0.64	0.06	—	0.70
Net earnings	$0.63	0.06	—	0.70
————————————

(1)
Amounts include the correction of a prior period error. The primary components of the error correction are a reduction of "Lease & related maintenance and rental revenues" of approximately $4.7 million and an offsetting reduction in depreciation expense (included in "Cost of lease & related maintenance and rental") of approximately $4.7 million. We determined certain lessor arrangements of revenue earning equipment historically accounted for as operating leases should have been accounted for as direct financing leases. Additionally, we evaluated our leases for classification and determined that certain lessee arrangements, primarily real estate leases, historically accounted for as operating leases should have been accounted for as capital leases. We concluded these errors were not material to any of our previously issued consolidated financial statements.

(2)	Adjustments primarily reflects the reclassification of our Singapore operations into "Restructuring and other items, net," that we will shut down during 2019.

Note: Amounts may not be additive due to rounding.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

Adoption of the new lease standard impacted our previously reported Consolidated Condensed Balance Sheet as follows (in millions):

	December 31, 2018

	As Previously	Lessor	Lessee
	Reported	Adjustments (1)	Adjustments (1)	As Revised
Receivables, net	$1,219.4	22.6	—	1,242.1
Prepaid expenses and other current assets	201.6	(23.3)	—	178.3
Total current assets	1,568.4	(0.7)	—	1,567.7
Revenue earning equipment, net	9,498.0	(84.2)	2.2	9,416.0
Operating property and equipment, net	843.8	—	18.2	862.1
Sales-type leases and other assets	606.6	156.8	204.3	967.8
Total assets	13,051.1	72.0	224.7	13,347.8
Short-term debt and current portion of long term-debt	930.0	—	7.2	937.1
Accrued expenses and other current liabilities	630.5	145.1	72.2	847.7
Total current liabilities	2,292.3	145.1	79.3	2,516.7
Long-term debt	5,693.6	—	18.5	5,712.1
Other non-current liabilities	849.9	421.2	131.5	1,402.6
Deferred income taxes	1,304.8	(124.6)	(0.5)	1,179.7
Total liabilities	10,140.8	441.7	228.8	10,811.2
Retained earnings	2,710.7	(369.6)	(3.8)	2,337.3
Accumulated other comprehensive loss	(911.3)	(0.1)	(0.2)	(911.6)
Total shareholders' equity	2,910.3	(369.7)	(4.1)	2,536.6
Total liabilities and shareholders' equity	13,051.1	72.0	224.7	13,347.8
————————————

(1)
Amounts include the correction of a prior period error. The primary components of the error correction are an increase in "Receivables, net" of approximately $24 million, an increase in sales-type leases and other assets of approximately $65 million and a reduction in "Revenue earning equipment, net" of $83 million. We determined certain lessor arrangements of revenue earning equipment historically accounted for as operating leases should have been accounted for as direct financing leases. Additionally, we evaluated our leases for classification and determined that certain lessee arrangements, primarily real estate leases, historically accounted for as operating leases should have been accounted for as capital leases. We concluded these errors were not material to any of our previously issued consolidated financial statements.

Note: Amounts may not be additive due to rounding.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

Adoption of the new lease standard impacted our previously reported Consolidated Condensed Statements of Cash Flows as follows (in millions):

	Three months ended March 31, 2018
	As Previously Reported	New Lease Standard Adjustments	As Revised
Net earnings	33.5	3.4	36.9
Earnings from continuing operations	33.9	3.4	37.3
Depreciation expense	336.7	(3.9)	332.8
Amortization expense and other non-cash charges, net	13.6	18.5	32.1
Deferred income tax expense	31.9	1.2	33.1
Collections on sales-type leases and other items	—	21.6	21.6
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(26.0)	(20.1)	(46.1)
Accrued expenses and other non-current liabilities	(95.9)	1.3	(94.6)
Net cash provided by operating activities from continuing operations	314.9	22.0	336.9
Debt repaid	(412.1)	(2.2)	(414.3)
Net cash provided by financing activities from continuing operations	231.8	(2.2)	229.6
Collections on direct finance leases and other items	19.7	(19.7)	—
Net cash used in investing activities from continuing operations	(553.0)	(19.7)	(572.8)

Note: Amounts may not be additive due to rounding.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

3. REVENUE

Disaggregation of Revenue

The following tables disaggregate our revenue by primary geographical market, major product/service lines, and industry. During 2019, we adopted Topic 842 and have retrospectively adjusted 2018 for the impact of this new standard.

Primary Geographical Markets

	Three months ended March 31, 2019
	FMS	DTS	SCS	Eliminations	Total
	(In thousands)
United States	$1,198,943	349,621	529,393	(151,163)	1,926,794
Canada	74,014	—	49,708	(5,401)	118,321
Europe	78,642	—	—	—	78,642
Mexico	—	—	53,277	—	53,277
Singapore	—	—	3,293	—	3,293
Total revenue	$1,351,599	349,621	635,671	(156,564)	2,180,327

	Three months ended March 31, 2018
	FMS	DTS	SCS	Eliminations	Total
	(In thousands)
United States (1)	1,085,446	298,970	401,883	(127,716)	1,658,583
Canada	74,808	—	43,093	(4,806)	113,095
Europe	82,796	—	—	—	82,796
Mexico (1)	—	—	44,032	—	44,032
Singapore	—	—	5,699	—	5,699
Total revenue	1,243,050	298,970	494,707	(132,522)	1,904,205
————————————
(1) 2018 SCS total revenue amounts for the United States and Mexico include reclassifications to conform to the current period presentation.

Major Products/Service Lines

	Three months ended March 31, 2019
	FMS	DTS	SCS	Eliminations	Total
	(In thousands)
ChoiceLease	$748,579	—	—	(68,191)	680,388
SelectCare	135,779	—	—	(12,250)	123,529
Commercial rental	236,148	—	—	(16,977)	219,171
Fuel	207,866	—	—	(59,146)	148,720
Other	23,227	—	—	—	23,227
DTS	—	349,621	—	—	349,621
SCS	—	—	635,671	—	635,671
Total revenue	$1,351,599	349,621	635,671	(156,564)	2,180,327

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

	Three months ended March 31, 2018
	FMS	DTS	SCS	Eliminations	Total
	(In thousands)
ChoiceLease	690,902	—	—	(60,377)	630,525
SelectCare	121,873	—	—	(9,344)	112,529
Commercial rental	204,530	—	—	(10,064)	194,466
Fuel	203,807	—	—	(52,737)	151,070
Other	21,938	—	—	—	21,938
DTS	—	298,970	—	—	298,970
SCS	—	—	494,707	—	494,707
Total revenue	1,243,050	298,970	494,707	(132,522)	1,904,205

Industry

Our SCS business segment includes revenue from the below industries:

	Three months ended March 31,
	2019	2018
	(In thousands)
Automotive	$253,679	207,792
Technology and healthcare	113,668	103,097
CPG and retail	217,098	135,358
Industrial and other	51,226	48,460
Total revenue	$635,671	494,707

Contract Balances

We record a receivable related to revenue recognized when we have an unconditional right to invoice. There were no material contract assets as of March 31, 2019 or December 31, 2018. Trade receivables were $1.06 billion and $1.09 billion at March 31, 2019 and December 31, 2018, respectively. Impairment losses on receivables were not material during the first quarters of 2019 and 2018.

Contract liabilities relate to payments received in advance of performance under the contract. Changes in contract liabilities are due to our performance under the contract. The amount of revenue recognized during the three months ended March 31, 2019, that was included within deferred revenue at January 1, 2019, was $58 million. In addition, we deferred $57 million of revenue during the first quarter of 2019. Refer to Note 5, "Accrued Expenses and Other Liabilities," for additional information on deferred revenue.

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized (“contracted not recognized revenue”). Contracted not recognized revenue includes deferred revenue and amounts for full service ChoiceLease maintenance revenue that will be invoiced and recognized as revenue in future periods as we provide maintenance services to our customers. Contracted not recognized revenue excludes variable revenue as it is not included in the transaction price consideration allocated at contract inception. Contracted not recognized revenue was $2.7 billion as of March 31, 2019. As a practical expedient, revenue related to our insurance performance obligations is excluded from contracted not recognized revenue since insurance coverage is provided over time, and we recognize revenue in the amount we have the right to bill the customer, which corresponds directly with the value to the customer of our performance completed to date.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

Costs to Obtain and Fullfill a Contract

We capitalize incremental sales commissions paid to our sales force as a result of obtaining ChoiceLease, DTS and SCS service contracts as contract costs. We recorded capitalized sales commissions of $106 million and $107 million at March 31, 2019 and December 31, 2018, respectively. Capitalized sales commissions includes initial direct costs of our leases in the amount of $53 million at March 31, 2019 and December 31, 2018, respectively, accounted for in accordance with Topic 842. Capitalized sales commissions are presented in “Prepaid expenses and other current assets” and “Sales-type leases and other assets” in our Consolidated Condensed Balance Sheets.

Capitalized sales commissions related to our ChoiceLease product are amortized based on the same pattern that the revenue is recognized for the underlying lease or non-lease components of the contract. Incremental sales commissions capitalized in connection with our ChoiceLease contracts relate to the lease component and non-lease maintenance components of our contracts. We allocate the ChoiceLease commissions to the lease and non-lease components based on the same allocation of the contract consideration. The portion of capitalized commissions related to the lease component is amortized on a straight-line basis and the portion of the capitalized commissions related to the maintenance portion is amortized consistent with the estimated pattern of maintenance costs. The amortization period aligns with the term of our contract, which typically ranges from three to seven years, and amortization expense is included in “Selling, general and administrative expenses” in our Consolidated Condensed Statements of Earnings.

Capitalized commissions related to our DTS and SCS service contracts are amortized based on the same patten that the revenue is recognized for the underlying contracts. This generally results in a straight-line amortization as the amount of revenue billed to the customer under DTS and SCS contracts corresponds directly with the value to the customer of our performance completed to date. The amortization period aligns with the term of the contract, which typically ranges from three to five years, and amortization expense is included in “Selling, general and administrative expenses” in our Consolidated Condensed Statement of Earnings.

For the three months ended March 31, 2019 and 2018, the amount of amortization was $11 million and $6 million, respectively. As a practical expedient, we recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

4. REVENUE EARNING EQUIPMENT, NET

	March 31, 2019			December 31, 2018
	Cost	Accumulated Depreciation	Net Book Value (1)	Cost	Accumulated Depreciation	Net Book Value (1)
	(In thousands)
Held for use:
ChoiceLease	$11,331,946	(3,743,391)	7,588,555	10,824,989	(3,645,655)	7,179,334
Commercial rental	3,315,660	(1,047,437)	2,268,223	3,152,908	(1,047,346)	2,105,562
Held for sale	537,173	(384,790)	152,383	467,093	(336,028)	131,065
Total	$15,184,779	(5,175,618)	10,009,161	14,444,990	(5,029,029)	9,415,961
 ————————————

(1)
Revenue earning equipment, net includes vehicles under finance leases of $12 million, less accumulated depreciation of $6 million, at March 31, 2019, and $23 million, less accumulated depreciation of $13 million, at December 31, 2018.

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

The following table presents our assets held for sale that are measured at fair value on a nonrecurring basis and considered a Level 3 fair value measurement:

			Total Losses (2)
	March 31,	December 31,	Three months ended March 31,
	2019	2018	2019	2018
	(In thousands)
Assets held for sale:
Revenue earning equipment (1):
Trucks	$41,813	44,325	$11,546	8,601
Tractors	43,269	35,397	4,968	3,377
Trailers	1,547	1,507	180	1,593
Total assets at fair value	$86,629	81,229	$16,694	13,571
 ————————————

(1)
Assets held for sale in the above table only include the portion of revenue earning equipment held for sale where net book values exceeded fair values and fair value adjustments were recorded. The net book value of assets held for sale that were less than fair value was $66 million and $50 million as of March 31, 2019 and December 31, 2018, respectively.

(2)	Total losses represent fair value adjustments for all vehicles reclassified to held for sale throughout the period for which fair value was less than net book value.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

The components of used vehicle sales, net were as follows:

	Three months ended March 31,
	2019	2018
	(In thousands)
Gains on vehicle sales, net	$(8,477)	(6,140)
Losses from fair value adjustments	16,694	13,571
Used vehicle sales, net	$8,217	7,431

We own the majority of our revenue earning equipment. Revenue earning equipment that we lease as a lessee are immaterial, and are therefore not separately disclosed from owned revenue earning equipment.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

5. ACCRUED EXPENSES AND OTHER LIABILITIES

	March 31, 2019			December 31, 2018
	Accrued Expenses	Non-Current Liabilities	Total	Accrued Expenses	Non-Current Liabilities	Total
	(In thousands)
Salaries and wages	$93,355	—	93,355	149,629	—	149,629
Deferred compensation	5,730	57,876	63,606	4,524	55,279	59,803
Pension benefits	3,764	455,989	459,753	3,754	456,979	460,733
Other postretirement benefits	1,391	18,114	19,505	1,387	18,097	19,484
Other employee benefits	7,728	—	7,728	28,370	—	28,370
Insurance obligations (1)	149,946	254,270	404,216	139,314	247,552	386,866
Operating taxes	108,343	—	108,343	100,399	—	100,399
Income taxes	2,872	19,655	22,527	3,491	18,477	21,968
Interest	40,373	—	40,373	39,522	—	39,522
Deposits, mainly from customers	81,930	3,460	85,390	80,401	3,390	83,791
Operating lease liabilities	71,992	134,784	206,776	73,422	137,384	210,806
Deferred revenue (2)	168,271	415,166	583,437	160,902	421,176	582,078
Restructuring liabilities (3)	4,566	—	4,566	7,595	—	7,595
Other	57,037	39,959	96,996	55,029	44,291	99,320
Total	$797,298	1,399,273	2,196,571	847,739	1,402,625	2,250,364
 ————————————

(1)	Insurance obligations are primarily comprised of self-insured claim liabilities.

(2)	Deferred revenue is primarily related to the non-lease maintenance services component of our ChoiceLease product line.

(3)
The reduction in restructuring liabilities from December 31, 2018, principally represents cash payments for employee termination costs. The majority of the balance remaining in restructuring liabilities is expected to be paid by the end of 2019.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

6. LEASES
Leases as Lessor

The components of lease income were as follows:

	Three months ended March 31,
	2019	2018
	(In thousands)
Operating leases
Lease income related to lease payments	$360,309	334,367
Lease income related to commercial rental (1)	219,171	194,466

Sales type leases
Interest income related to net investment in leases	11,456	9,797

Variable lease income excluding commercial rental (1)	55,439	52,227
————————————

(1)
Lease income related to commercial rental includes both fixed and variable lease income. Variable lease income is approximately 15% to 25% of total commercial rental income based on management's internal estimates.

The components of net investment in sales-type leases were as follows:

	March 31, 2019	December 31, 2018
	(In thousands)
Net investment in the lease — lease payment receivable	$514,531	505,057
Net investment in the lease — unguaranteed residual assets	46,828	46,209
	$561,359	551,266
————————————
Note: The net investment in the sales-type lease shown above are included in "Accounts receivables, net" and "Sales-type leases and other assets" in the Consolidated Condensed Balance Sheets.

Maturities of sales-type lease receivables were as follows:

	March 31, 2019	December 31, 2018
	(In thousands)
2019 (excluding three months ended March 31, 2019)	$103,957	133,557
2020	143,811	136,924
2021	121,433	114,983
2022	92,028	85,146
2023	58,175	52,161
Thereafter	91,033	78,935

Total undiscounted cash flows	610,437	601,706
Present value of lease payments (recognized as lease receivables)	(514,531)	(505,057)
Difference between undiscounted cash flows and discounted cash flows	95,906	96,649

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

Maturities of operating lease payments were as follows:

	March 31, 2019	December 31, 2018
	(In thousands)
2019 (excluding three months ended March 31, 2019)	$936,560	1,159,851
2020	1,008,773	892,721
2021	756,134	646,008
2022	507,429	421,050
2023	319,320	249,255
Thereafter	291,636	203,632

Total undiscounted cash flows	$3,819,852	3,572,517

Leases as Lessee

The components of lease expense were as follows:

		Three months ended March 31,
	Classification	2019	2018
		(In thousands)
Finance lease cost
Amortization of right-of-use assets	Other operating expenses, SG&A	$7,788	5,143
Interest on lease liabilities	Interest expense	643	597
Operating lease cost	Other operating expenses, SG&A	23,218	19,687
Short-term lease and other	Other operating expenses, SG&A	1,124	982
Variable lease cost	Other operating expenses, SG&A	3,016	2,353
Sublease income	Cost of lease & related maintenance and rental, cost of services	(5,824)	(6,364)
Total lease cost		$29,965	22,398

Supplemental cash flow information related to leases was as follows:

	Three months ended March 31,
	2019	2018
	(In thousands)
Cash paid for amounts included in measurement of liabilities
Operating cash flows from finance leases	$643	597
Operating cash flows from operating leases	22,974	19,303
Financing cash flows from finance leases	7,466	5,039
Right-of-use assets obtained in exchange for lease obligations:
Finance leases	2,418	2,006
Operating leases	16,605	16,908

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

Supplemental balance sheet information relates to leases was as follows:

	Classification	March 31, 2019	December 31, 2018
		(In thousands)
Assets
Operating lease right-of-use assets	Sales-type leases and other assets	$199,048	203,834
Finance lease assets	Operating property and equipment, net and revenue earning equipment, net	36,007	41,647

Total leased assets		$235,055	245,481

Liabilities
Current
Operating	Accrued expenses and other current liabilities	$71,992	73,422
Finance	Short-term debt and current portion of long-term debt	11,256	14,543

Noncurrent
Operating	Other non-current liabilities	134,784	137,384
Finance	Long-term debt	32,446	32,909

Total lease liabilities		$250,478	258,258

	March 31, 2019	December 31, 2018
	(In thousands)
Weighted-average remaining lease term
Operating	4 years	4 years
Finance	7 years	7 years
Weighted-average discount rate
Operating	3.7%	3.7%
Finance	8.3%	8.0%

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

Maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases	Total
	(In thousands)
2019 (excluding three months ended March 31, 2019)	$61,234	10,527	71,761
2020	58,772	10,523	69,295
2021	39,367	8,790	48,157
2022	29,231	6,112	35,343
2023	14,302	3,786	18,088
Thereafter	20,022	13,688	33,710
Total lease payments	222,928	53,426	276,354
Less: Imputed Interest	(16,152)	(9,724)	(25,876)
Present value of lease liabilities	$206,776	43,702	250,478

As of March 31, 2019, we have additional facility operating leases that have not yet commenced of $8 million. The operating leases will commence in 2019 with lease terms of 3 to 5 years.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

7. DEBT

	Weighted-Average Interest Rate
	March 31, 2019	December 31, 2018	Maturities	March 31, 2019	December 31, 2018
				(In thousands)
Short-term debt and current portion of long-term debt:
Short-term debt	1.46%	2.69%		$210,185	81,522
Current portion of long-term debt, including finance leases				907,304	855,609
Total short-term debt and current portion of long-term debt				1,117,489	937,131
Long-term debt:
U.S. commercial paper (1)	2.76%	2.78%	2023	695,272	454,397
Canadian commercial paper (1)	1.99%	2.28%	2023	105,169	123,491
Trade receivables program	—%	3.15%	2019	—	200,000
Global revolving credit facility	2.28%	2.25%	2023	13,224	12,581
Unsecured U.S. notes — Medium-term notes (1)(2)	3.30%	3.22%	2019-2025	5,207,369	4,853,496
Unsecured U.S. obligations	3.49%	3.50%	2019-2024	250,000	50,000
Unsecured foreign obligations	2.67%	1.61%	2020-2021	33,710	216,719
Asset-backed U.S. obligations (3)	2.36%	2.37%	2019-2025	605,634	627,707
Finance lease obligations	8.32%	7.97%	2019-2073	43,702	47,452
Total long-term debt				6,954,080	6,585,843
Debt issuance costs				(21,097)	(18,088)
				6,932,983	6,567,755
Current portion of long-term debt, including finance leases				(907,304)	(855,609)
Long-term debt				6,025,679	5,712,146
Total debt				$7,143,168	6,649,277
 ————————————

(1)	Amounts are net of unamortized original issue discounts of $7 million at March 31, 2019 and December 31, 2018, respectively.

(2)
Amounts are inclusive of fair market value adjustments on notes subject to hedging of $6 million and $10 million at March 31, 2019 and December 31, 2018, respectively. The notional amount of the executed interest rate swaps designated as fair value hedges was $725 million at March 31, 2019 and December 31, 2018. Refer to Note 8, "Derivatives," for additional information.

(3)	Asset-backed U.S. obligations are related to financing transactions backed by a portion of our revenue earning equipment.

We maintain a $1.4 billion global revolving credit facility with a syndicate of twelve lending institutions led by Bank of America N.A., BNP Paribas, Lloyds Bank Plc, Mizuho Bank, Ltd., MUFG Bank, Ltd., Royal Bank of Canada, U.S. Bank N.A. and Wells Fargo Bank, N.A. The facility matures in September 2023. The agreement provides for annual facility fees that range from 7.5 basis points to 20 basis points based on Ryder's long-term credit ratings. The annual facility fee is currently 10 basis points, which applies to the total facility size of $1.4 billion.

The credit facility is primarily used to finance working capital but can also be used to issue up to $75 million in letters of credit (there were no letters of credit outstanding against the facility at March 31, 2019). At our option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. The credit facility contains no provisions limiting its availability in the event of a material adverse change to Ryder’s business operations; however, the credit facility does contain standard representations and warranties, events of default, cross-default provisions and certain affirmative and negative covenants.

In order to maintain availability of funding, we must maintain a ratio of debt to consolidated net worth of less than or equal to 300%. Net worth, as defined in the credit facility, represents shareholders' equity excluding any accumulated other comprehensive income or loss associated with our pension and other postretirement plans. The ratio at March 31, 2019, was 197%. At March 31, 2019, there was $572 million available under the credit facility.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

Our global revolving credit facility enables us to refinance short-term obligations on a long-term basis. Short-term commercial paper obligations not required for working capital needs are classified as long-term as we have both the intent and ability to refinance on a long-term basis. In addition, we have the intent and ability to refinance the current portion of certain long-term debt on a long-term basis. At March 31, 2019, we classified $800 million of short-term commercial paper, $350 million of the current portion of long-term debt and $69 million of short-term debt as long-term debt. At December 31, 2018, we classified $578 million of short-term commercial paper, $200 million of trade receivables borrowings, $250 million of the current portion of long-term debt and $50 million of short-term debt as long-term debt.

In February 2019, we issued $600 million of unsecured medium-term notes maturing in March 2024. The proceeds from these notes were used to pay off maturing debt and for general corporate purposes. If these notes are downgraded below investment grade following, and as a result of, a change in control, the note holders can require us to repurchase all or a portion of the notes at a purchase price equal to 101% of principal value plus accrued and unpaid interest.

In the first quarter of 2019, we executed two $100 million bank term loans maturing in February and March 2024, respectively. The proceeds from these loans were used to pay off maturing debt and for general corporate purposes.

We have a trade receivables purchase and sale program, pursuant to which we sell certain of our domestic trade accounts receivable to a bankruptcy remote, consolidated subsidiary of Ryder, that in turn sells, on a revolving basis, an ownership interest in certain of these accounts receivable to a committed purchaser. The subsidiary is considered a VIE and is consolidated based on our control of the entity’s activities. We use this program to provide additional liquidity to fund our operations, particularly when it is cost effective to do so. The costs under the program may vary based on changes in interest rates. The available proceeds that may be received under the program are limited to $225 million. If no event occurs that causes early termination, the 364-day program will expire on June 12, 2019. The program contains provisions restricting its availability in the event of a material adverse change to our business operations or the collectibility of the collateralized receivables. Sales of receivables under this program are accounted for as secured borrowings based on our continuing involvement in the transferred assets. No amounts were outstanding under the program at March 31, 2019. At December 31, 2018, $200 million was outstanding under the program.

At March 31, 2019 and December 31, 2018, we had letters of credit and surety bonds outstanding totaling $373 million and $375 million, respectively, which primarily guarantee the payment of insurance claims.

The fair value of total debt (excluding capital lease and asset-backed U.S. obligations) at March 31, 2019 and December 31, 2018, was approximately $6.57 billion and $5.97 billion, respectively. For publicly-traded debt, estimates of fair value were based on market prices. For other debt, fair value was estimated based on a model-driven approach using rates currently available to us for debt with similar terms and remaining maturities. The fair value measurements of our publicly-traded debt and other debt were classified within Level 2 of the fair value hierarchy. The carrying amounts reported in the Consolidated Condensed Balance Sheets for “Cash and cash equivalents,” “Receivables, net” and “Accounts payable” approximate fair value because of the immediate or short-term maturities of these financial instruments.

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

As of March 31, 2019, we had interest rate swaps outstanding that are designated as fair value hedges for certain debt obligations, with a total notional value of $725 million and maturities through 2022. Interest rate swaps are measured at fair value on a recurring basis using Level 2 fair value inputs. The fair value of these interest rate swaps was a liability of $6 million and $10 million as of March 31, 2019 and December 31, 2018, respectively. The amounts are presented in "Accrued expenses and other current liabilities" and "Other non-current liabilities" in our Consolidated Condensed Balance Sheets. Changes in the fair value of our interest rate swaps were offset by changes in the fair value of the hedged debt instruments. Accordingly, there was no ineffectiveness related to the interest rate swaps.

As of March 31, 2019, we had interest rate swaps outstanding that are designated as cash flow hedges for a certain debt obligations, with a total notional value of $215 million and maturities through 2024. The interest rate swaps are measured at fair value on a recurring basis using Level 2 fair value inputs. The fair value of these interest rate swaps was a liability of $2 million as of March 31, 2019. The fair value of these interest rate swaps was not material as of December 31, 2018. The amounts are presented in "Other non-current liabilities" in our Consolidated Condensed Balance Sheets. The effective portion of the change in the fair value of the hedging instrument is reported in other comprehensive income. The amounts accumulated in other comprehensive income are reclassified to earnings when the related interest payments affect earnings. There was no ineffectiveness related to the interest rate swap.

9. SHARE REPURCHASE PROGRAMS

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

During the three months ended March 31, 2019 and March 31, 2018, we repurchased approximately 226,000 shares for $14 million and 171,000 shares for $13 million, respectively.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

10. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following summary sets forth the components of accumulated other comprehensive loss, net of tax:

	Currency Translation Adjustments and Other	Net Actuarial Loss (1)	Prior Service (Cost)/ Credit (1)	Accumulated Other Comprehensive Loss
	(In thousands)
December 31, 2018	$(199,713)	(700,384)	(11,537)	(911,634)
Amortization	—	5,307	147	5,454
Other current period change	15,762	—	—	15,762
March 31, 2019	(183,951)	(695,077)	(11,390)	(890,418)

	Currency Translation Adjustments and Other	Net Actuarial Loss (1)	Prior Service Credit (1)	Accumulated Other Comprehensive Loss
	(In thousands)
December 31, 2017	(143,773)	(560,153)	(6,910)	(710,836)
Amortization	—	5,517	89	5,606
Other current period change	11,765	—	—	11,765
Adoption of new accounting standard (2)	—	(98,987)	(1,580)	(100,567)
March 31, 2018	(132,008)	(653,623)	(8,401)	(794,032)
_______________________

(1)	These amounts are included in the computation of net pension expense. See Note 13, "Employee Benefit Plans," for additional information.

(2)
Reflects the impact of adopting ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income in 2018, which resulted in a reclassification of stranded tax effects caused by the 2017 Tax Cuts and Jobs Act from accumulated other comprehensive loss to retained earnings in the Consolidated Condensed Balance Sheet.

The gain from currency translation adjustments in the three months ended March 31, 2019, of $16 million was primarily due to the strengthening of the British Pound and Canadian Dollar against the U.S. Dollar. The gain from currency translation adjustments in the three months ended March 31, 2018, of $12 million was primarily due to the strengthening of the British Pound against the U.S. Dollar, partially offset by the weakening of the Canadian Dollar against the U.S. Dollar.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

11. EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per common share from continuing operations:

	Three months ended March 31,
	2019	2018
	(In thousands, except per share amounts)
Earnings per share — Basic:
Earnings from continuing operations	$45,890	37,313
Less: Distributed and undistributed earnings allocated to unvested stock	(177)	(130)
Earnings from continuing operations available to common shareholders — Basic	$45,713	37,183

Weighted average common shares outstanding — Basic	52,418	52,405

Earnings from continuing operations per common share — Basic	$0.87	0.71

Earnings per share — Diluted:
Earnings from continuing operations	$45,890	37,313
Less: Distributed and undistributed earnings allocated to unvested stock	(177)	(130)
Earnings from continuing operations available to common shareholders — Diluted	$45,713	37,183

Weighted average common shares outstanding — Basic	52,418	52,405
Effect of dilutive equity awards	223	608
Weighted average common shares outstanding — Diluted	52,641	53,013

Earnings from continuing operations per common share — Diluted	$0.87	0.70

Anti-dilutive equity awards not included above	1,682	1,046

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

12. SHARE-BASED COMPENSATION PLANS

Share-based incentive awards are provided to employees under the terms of various share-based compensation plans (collectively, the “Plans”). The Plans are administered by the Compensation Committee of the Board of Directors. Awards under the plan principally include at-the-money stock options, unvested stock and cash awards. Unvested stock awards include grants of market-based, performance-based and time-vested restricted stock rights. Under the terms of our Plans, dividends on unvested stock are not paid unless the stock award vests. Upon vesting, the amount of the dividends paid is equal to the aggregate dividends declared on common shares during the period from the grant date of the award until the date the shares underlying the award are delivered.

The following table provides information on share-based compensation expense and income tax benefits recognized during the periods:

	Three months ended March 31,
	2019	2018
	(In thousands)
Stock option and stock purchase plans	$1,819	1,875
Unvested stock	5,580	3,466
Share-based compensation expense	7,399	5,341
Income tax benefit	(1,160)	(1,161)
Share-based compensation expense, net of tax	$6,239	4,180

During the three months ended March 31, 2019 and 2018, approximately 182,000 and 347,000 stock options, respectively, were granted under the Plans. These awards generally vest in equal annual installments over a three year period beginning on the date of grant. The stock options have contractual terms of ten years. The fair value of each option award at the date of grant was estimated using a Black-Scholes-Merton option-pricing valuation model. Share-based compensation expense is recognized on a straight-line basis over the vesting period. The weighted-average fair value per option granted during the three months ended March 31, 2019 and 2018 was $11.74 and $15.89, respectively.

During the three months ended March 31, 2019, there were no awards with a return on capital (ROC) performance-based vesting condition granted under the Plans. During the three months ended March 31, 2018, there were approximately 95,000 awards granted with a return on capital (ROC) performance-based vesting condition. The awards are segmented into three one-year performance periods. For these awards, up to 150% of the awards may be earned based on Ryder's one-year adjusted return on capital (ROC) measured against an annual ROC target. If earned, employees will receive the grant of stock three years after the grant date, provided they continue to be employed with Ryder, subject to Compensation Committee approval. For accounting purposes, these awards are not considered granted until the Compensation Committee approves the annual ROC target. During the three months ended March 31, 2019 and 2018, approximately 79,000 and 98,000 PBRSRs, respectively, were considered granted for accounting purposes. The fair value of the PBRSRs is determined and fixed on the grant date based on Ryder's stock price on the date of grant. Share-based compensation expense is recognized on a straight-line basis over the vesting period, based upon the probability that the performance target will be met. The weighted-average fair value per PBRSR granted during the three months ended March 31, 2019 and 2018 was $57.92 and $74.72, respectively.

During the three months ended March 31, 2019, and 2018, approximately 75,000 and 51,000 performance-based restricted stock rights (PBRSRs), respectively, were awarded under the Plans. For these awards, up to 200% of the awards may be earned based on the spread between Ryder's adjusted return on capital and the cost of capital (ROC/COC) measured against a three-year ROC/COC target. The majority of these awards include a TSR modifier. Ryder's TSR will be compared against the TSR of each of the companies in a custom peer group to determine Ryder's TSR percentile rank versus this custom peer group. The number of ROC/COC PBRSRs will then be adjusted based on Ryder's relative TSR percentile rank. The fair value of these PBRSRs is estimated using a lattice-based option-pricing valuation model that incorporates a Monte-Carlo simulation. Share-based compensation expense is recognized on a straight-line basis over the vesting period, based upon the probability that the performance target will be met. The weighted-average fair value per PBRSR granted during the three months ended March 31, 2019 and 2018 was $61.22 and $72.93, respectively.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

During the three months ended March 31, 2019, and 2018, approximately 75,000 and 51,000 performance-based restricted stock rights (PBRSRs), respectively, were awarded under the Plans. For these awards, up to 200% of the awards may be earned based on Ryder's strategic revenue growth (SRG) measured against a three-year SRG target. The majority of these awards include a TSR modifier. Ryder's TSR will be compared against the TSR of each of the companies in a custom peer group to determine Ryder's TSR percentile rank versus this custom peer group. The number of SRG PBRSRs will then be adjusted based on Ryder's relative TSR percentile rank. The fair value of these PBRSRs is estimated using a lattice-based option-pricing valuation model that incorporates a Monte-Carlo simulation. Share-based compensation expense is recognized on a straight-line basis over the vesting period, based upon the probability that the performance target will be met. The weighted-average fair value per PBRSR granted during the three months ended March 31, 2019 and 2018 was $61.22 and $72.93, respectively.

During the three months ended March 31, 2019 and 2018, approximately 298,000 and 132,000 time-vested restricted stock rights, respectively, were granted under the Plans. The time-vested restricted stock rights entitle the holder to shares of common stock when the awards vest. The 2019 awards primarily vest in equal annual installments over a three-year period beginning on the date of grant. In 2018, 104,000 of the awards granted vest in equal annual installments over a three-year period beginning on the date of grant. The remaining awards granted in 2018 vest at the end of the three-year period. The fair value of the time-vested awards is determined and fixed based on Ryder’s stock price on the date of grant. Share-based compensation expense is recognized on a straight-line basis over the vesting period. The weighted-average fair value per time-vested restricted stock right granted during the three months ended March 31, 2019 and 2018 was $57.92 and $76.69, respectively.

Certain employees were granted cash awards prior to 2016 as part of our long-term incentive compensation program. The cash awards are accounted for as liability awards under the share-based compensation accounting guidance as the awards are based upon the performance of our common stock and are settled in cash. As a result, the liability is adjusted to reflect fair value at the end of each reporting period. The fair value of the cash awards was estimated using a lattice-based option-pricing valuation model that incorporates a Monte-Carlo simulation. Share-based compensation expense is recognized on a straight-line basis over the vesting period. There was no compensation expense associated with cash awards during the three months ended March 31, 2019. The compensation expense associated with cash awards was not material for the three months ended March 31, 2018.

Total unrecognized pre-tax compensation expense related to all share-based compensation arrangements at March 31, 2019, was $53 million and is expected to be recognized over a weighted-average period of 2.1 years.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

13. EMPLOYEE BENEFIT PLANS

Components of net pension expense were as follows:

	Three months ended March 31,
	2019	2018
	(In thousands)
Pension Benefits
Company-administered plans:
Service cost	$3,032	3,201
Interest cost	21,469	19,752
Expected return on plan assets	(22,676)	(25,834)
Amortization of:
Net actuarial loss	7,610	7,372
Prior service cost	179	145
	9,614	4,636
Union-administered plans	2,457	2,346
Net pension expense	$12,071	6,982

Company-administered plans:
U.S.	$11,473	7,357
Non-U.S.	(1,859)	(2,721)
	9,614	4,636
Union-administered plans	2,457	2,346
Net pension expense	$12,071	6,982

During the three months ended March 31, 2019, we contributed $8 million to our pension plans. In 2019, the expected total contributions to our pension plans are approximately $34 million. We also maintain other postretirement benefit plans that are not reflected in the above table. The amount of postretirement benefit expense was not material for the three months ended March 31, 2019 and 2018.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

14. OTHER ITEMS IMPACTING COMPARABILITY

Our primary measure of segment performance as shown in Note 17, "Segment Reporting," excludes certain items we do not believe are representative of the ongoing operations of the segment. Excluding these items from our segment measure of performance allows for better year over year comparison:

	Three months ended March 31,
	2019	2018
	(In thousands)
Restructuring and other, net	$2,588	(392)
ERP implementation	3,590	—
Goodwill impairment	—	15,513
Restructuring and other items, net	$6,178	15,121

During the three months ended March 31, 2019 and 2018, the below items were recorded in "Restructuring and other, net":

•
In the first quarter of 2019, we recorded $2.6 million of net charges primarily related to consulting fees related to cost savings initiatives, professional fees related to the pursuit of a commercial claim, and income from our Singapore operations that will be shut down in the second quarter of 2019. These items were reflected within "Restructuring and other items, net" in our Consolidated Condensed Statements of Earnings.

•
In the first quarter of 2018, we recorded $0.4 million of net benefit primarily related to an adjustment to the one-time Tax Reform-related employee bonus accrued as of December 31, 2017, income from our Singapore operations that will be shut down in the second quarter of 2019, offset by charges related to professional fees, adjustments to the restructuring accrual recorded as of December 31, 2017 and acquisition transaction costs. These items were reflected within "Restructuring and other items, net" in our Consolidated Condensed Statements of Earnings.

During the first quarter of 2019, we recorded $3.6 million of charges related to the implementation of an Enterprise Resource Planning (ERP) system. This item was reflected within "Restructuring and other items, net" in our Consolidated Condensed Statements of Earnings.

During the first quarter of 2018, we recorded an impairment charge of $15.5 million for all goodwill in the FMS Europe reporting unit. This item was reflected within "Restructuring and other items, net" in our Consolidated Condensed Statements of Earnings.

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

16. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information was as follows:

	Three months ended March 31,
	2019	2018
	(In thousands)
Interest paid	$52,490	40,165
Income taxes paid	3,611	8,187
Changes in accounts payable related to purchases of revenue earning equipment	87,053	48,176
Operating and revenue earning equipment acquired under finance leases	2,026	257

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

17. SEGMENT REPORTING
Ryder is a global leader in transportation and supply chain management solutions. Our operating segments are aggregated into reportable business segments based upon similar economic characteristics, products, services, customers and delivery methods. We report our financial performance in three business segments: (1) FMS, which provides full service leasing and leasing with flexible maintenance options, commercial rental and contract or transactional maintenance services of trucks, tractors and trailers to customers principally in the U.S., Canada and the U.K.; (2) DTS, which provides turnkey transportation solutions in the U.S. that includes dedicated vehicles, drivers and engineering and administrative support; and (3) SCS, which provides integrated logistics solutions, including distribution, management, dedicated transportation and professional services primarily in North America. Dedicated transportation services provided as part of an integrated, multi-service, supply chain solution to SCS customers are reported in the SCS business segment.

Our primary measurement of segment financial performance, defined as segment “Earnings Before Tax” (EBT) from continuing operations, includes an allocation of Central Support Services (CSS) and excludes non-operating pension costs and the restructuring and other items, net discussed in Note 14, "Other Items Impacting Comparability." CSS represents those costs incurred to support all business segments, including human resources, finance and procurement, corporate services, public affairs, information technology, health and safety, legal, marketing and corporate communications. The objective of the EBT measurement is to provide clarity on the profitability of each business segment and, ultimately, to hold leadership of each segment accountable for their allocated share of CSS costs. Certain costs are considered to be overhead not attributable to any segment and remain unallocated in CSS. Included among the unallocated overhead remaining within CSS are the costs for investor relations, public affairs and certain executive compensation. CSS costs attributable to the business segments are predominantly allocated to FMS, DTS and SCS as follows:

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

Segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented. The following tables set forth financial information for each of our segments and provide a reconciliation between segment EBT and earnings from continuing operations before income taxes for the three months ended March 31, 2019 and 2018. Prior period segment amounts have been revised to reflect the adoption of ASC 842.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

	FMS	DTS	SCS	Eliminations	Total
	(In thousands)
For the three months ended March 31, 2019
Revenue from external customers	$1,195,035	349,621	635,671	—	2,180,327
Inter-segment revenue	156,564	—	—	(156,564)	—
Total revenue	$1,351,599	349,621	635,671	(156,564)	2,180,327

Segment EBT	$60,911	17,412	32,317	(17,302)	93,338
Unallocated CSS					(12,547)
Non-operating pension costs (1)					(6,462)
Restructuring and other items, net (2)					(6,178)
Earnings from continuing operations before income taxes					$68,151

Segment capital expenditures paid (3)	$1,006,129	343	12,756	—	1,019,228
Unallocated CSS capital expenditures paid					7,483
Capital expenditures paid					$1,026,711

For the three months ended March 31, 2018
Revenue from external customers	1,110,528	298,970	494,707	—	1,904,205
Inter-segment revenue	132,522	—	—	(132,522)	—
Total revenue	1,243,050	298,970	494,707	(132,522)	1,904,205

Segment EBT	54,343	13,052	25,511	(13,272)	79,634
Unallocated CSS					(10,592)
Non-operating pension costs (1)					(1,222)
Restructuring and other items, net (2)					(15,121)
Earnings from continuing operations before income taxes					$52,699

Segment capital expenditures paid (3)	645,369	249	12,293	—	657,911
Unallocated CSS capital expenditures paid					4,833
Capital expenditures paid					$662,744
————————————

(1)	Non-operating pension costs include the amortization of net actuarial loss and prior service costs, interest costs and expected return on plan assets.

(2)	See Note 14, "Other Items Impacting Comparability," for additional information.

(3)	Excludes revenue earning equipment acquired under finance leases.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the unaudited Consolidated Condensed Financial Statements and notes thereto included under Item 1. As discussed in Note 2, effective January 1, 2019, we adopted Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) using the modified retrospective transition comparative method. We have recast all prior period amounts in this MD&A to conform to the current period presentation based on our adoption of this new accounting standard. Refer to Note 2, "Recent Accounting Pronouncements," for additional information on the revised amounts. In addition, reference should be made to our audited Consolidated Financial Statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2018 Annual Report on Form 10-K.

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

We operate in highly competitive markets. Our customers select us based on numerous factors including service quality, price, technology and service offerings. As an alternative to using our services, customers may choose to provide these services for themselves, or may choose to obtain similar or alternative services from other third-party vendors. Our customer base includes enterprises operating in a variety of industries including food and beverage service, transportation and logistics, automotive, retail and consumer goods, industrial, housing, technology, and business and personal services.

In addition, our results of operations and financial condition are influenced by a number of factors including, but not limited to: customer contracting activity and retention, rental demand, used vehicle sales pricing, maintenance costs, depreciation policy changes, currency exchange rate fluctuations, customer preferences, inflation, fuel and energy prices, general economic conditions, insurance costs, interest rates, labor costs, unemployment, tax rates, changes in accounting or regulatory requirements and cybersecurity attacks.

This MD&A includes certain non-GAAP financial measures.  Please refer to the “Non-GAAP Financial Measures” section of this MD&A for information on the non-GAAP measures included in the MD&A, reconciliations to the most comparable GAAP financial measure and the reasons why we believe each measure is useful to investors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Operating results were as follows:

	Three months ended March 31,		Change
	2019	2018	2019/2018
	(In thousands, except per share amounts)
Total revenue	$2,180,327	1,904,205	15%
Operating revenue (1)	1,759,007	1,543,667	14%

EBT	$68,151	52,699	29%
Comparable EBT (2)	80,791	69,042	17%
Earnings from continuing operations	45,890	37,313	23%
Comparable earnings from continuing operations (2)	58,462	51,099	14%
Net earnings	45,316	36,886	23%

Earnings per common share (EPS) — Diluted
Continuing operations	$0.87	0.70	24%
Comparable (2)	1.11	0.96	16%
Net earnings	0.86	0.70	23%
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

Total revenue increased 15% and operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation) increased 14% in the first quarter of 2019. Revenue grew in all three business segments reflecting new business and higher volumes. SCS total and operating revenue growth also reflects the acquisition of MXD Group, Inc. (MXD), re-branded as Ryder Last Mile, during the second quarter of 2018. EBT increased 29% in the three months ended March 31, 2019, reflecting revenue growth and improved operating performance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

CONSOLIDATED RESULTS

Lease & Related Maintenance and Rental

	Three months ended March 31,		Change
	2019	2018	2019/2018
	(Dollars in thousands)
Lease & related maintenance and rental revenues	$899,559	824,991	9%
Cost of lease & related maintenance and rental	664,289	615,605	8%
Gross margin	235,270	209,386	12%
Gross margin %	26%	25%

Lease & related maintenance and rental revenues represent revenues from our ChoiceLease and commercial rental product offerings within our FMS business segment. Revenues increased 9% to $900 million in the first quarter of 2019, driven by ChoiceLease fleet growth and higher prices on replacement vehicles. Lease & related maintenance and rental revenues growth also reflects higher commercial rental revenue driven by higher demand and pricing.

Cost of lease & related maintenance and rental represents the direct costs related to lease & related maintenance and rental revenues. These costs consist of depreciation of revenue earning equipment, maintenance costs (primarily repair parts and labor), and other costs such as licenses, insurance and operating taxes. Cost of lease & related maintenance and rental excludes interest costs from vehicle financing. Cost of lease & related maintenance and rental revenues increased 8% in the first quarter, primarily due to higher depreciation and maintenance costs from larger average lease and rental fleets (8% and 11% higher in the first quarter, respectively), as well as higher liability insurance costs related to development of prior period claims, partially offset by a significant maintenance cost recovery item. Cost of lease & related maintenance and rental also increased by $9 million in the first quarter of 2019, due to higher depreciation as a result of changes in estimated vehicle residual values effective January 1, 2019, and, to a lesser extent, accelerated depreciation.

Lease & related maintenance and rental gross margin increased 12% in the first quarter of 2019 and gross margin as a percentage of revenue increased to 26% in the first quarter of 2019. The increase in gross margin dollars and gross margin as a percentage of revenue in the first quarter of 2019 was primarily due to stronger commercial rental demand, as well as the maintenance cost recovery, partially offset by higher depreciation due to vehicle residual value changes.

Services

	Three months ended March 31,		Change
	2019	2018	2019/2018
	(Dollars in thousands)
Services revenue	$1,132,048	928,144	22%
Cost of services	971,690	788,771	23%
Gross margin	160,358	139,373	15%
Gross margin %	14%	15%

Services revenue represents all the revenues associated with our DTS and SCS business segments, as well as SelectCare and fleet support services associated with our FMS business segment. Services revenue increased 22% in the first quarter, primarily driven by new business and increased volumes in SCS and DTS. Services revenue also benefited from the MXD acquisition during the second quarter of 2018.

Cost of services represents the direct costs related to services revenue and is primarily comprised of salaries and employee-related costs, subcontracted transportation (purchased transportation from third parties), fuel, vehicle liability costs and maintenance costs. Cost of services increased 23% in the first quarter of 2019 due to higher volumes.

Services gross margin increased 15% in the first quarter of 2019. Service gross margin as a percentage of revenue decreased to 14% in the first quarter of 2019. The increase in gross margin dollars reflects benefits from new business and increased volumes in SCS and DTS. The decrease in gross margin as a percentage of revenue reflects a change in the mix of business.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Fuel

	Three months ended March 31,		Change
	2019	2018	2019/2018
	(Dollars in thousands)
Fuel services revenue	$148,720	151,070	(2)%
Cost of fuel services	143,275	146,903	(2)%
Gross margin	5,445	4,167	31%
Gross margin %	4%	3%

Fuel services revenue represents fuel services provided to our FMS customers. Fuel services revenue decreased 2% in the first quarter, primarily reflecting lower fuel costs passed through to customers, partially offset by higher gallons sold.

Cost of fuel services includes the direct costs associated with providing our customers with fuel. These costs include fuel, salaries and employee-related costs of fuel island attendants and depreciation of our fueling facilities and equipment. Cost of fuel services decreased 2% in the first quarter as a result of lower revenue.

Fuel services gross margin increased 31% and fuel services gross margin as a percentage of revenue increased to 4% in the first quarter of 2019. Fuel is largely a pass-through to customers for which we realize minimal changes in margin during periods of steady market fuel prices. However, fuel services margin is impacted by sudden increases or decreases in market fuel prices during a short period of time, as customer pricing for fuel is established based on trailing market fuel costs. Fuel services gross margin in the first quarter of 2019 was positively impacted by these price change dynamics as fuel prices fluctuated during the period.

	Three months ended March 31,		Change
	2019	2018	2019/2018
	(Dollars in thousands)
Other operating expenses	$33,626	32,975	2%

Other operating expenses include costs related to our owned and leased facilities within the FMS segment, such as facility depreciation, rent, purchased insurance, utilities and taxes. These facilities are utilized to provide maintenance to our ChoiceLease, commercial rental, and SelectCare customers. Other operating expenses increased to $34 million in the first quarter, primarily from growth and additional investments to upgrade our facilities.

	Three months ended March 31,		Change
	2019	2018	2019/2018
	(Dollars in thousands)
Selling, general and administrative expenses (SG&A)	$231,325	207,828	11%
Percentage of total revenue	11%	11%

SG&A expenses increased 11% in the first quarter and SG&A expenses as a percentage of total revenue remained at 11%. The increase in SG&A expenses primarily reflects higher compensation-related expenses and, to a lesser extent, growth-related investments in sales, marketing and technology.

	Three months ended March 31,		Change
	2019	2018	2019/2018
	(Dollars in thousands)
Non-operating pension costs	$6,462	1,222	NM

Non-operating pension costs includes the components of our net periodic benefit cost other than service cost. These components include interest cost, expected return on plan assets, amortization of actuarial loss and prior service cost. Non-

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

operating pension costs increased $5 million in the first quarter due to unfavorable asset returns in 2018, partially offset by higher interest rates.

	Three months ended March 31,		Change
	2019	2018	2019/2018
	(Dollars in thousands)
Used vehicle sales, net	$(8,217)	(7,431)	11%

Used vehicle sales, net includes gains from sales of used vehicles, selling costs associated with used vehicles and write-downs of vehicles to fair market values. Used vehicle sales, net decreased to an $8 million loss in the first quarter of 2019, as increased sales of used vehicles at higher prices were offset by higher valuation adjustments on a larger inventory. Global average proceeds per unit in the first quarter increased from the prior year reflecting increased tractor and truck pricing and a higher number of units sold. The increase in tractor pricing was primarily due to a lower average age of vehicles sold, higher mix of retail sales and improved market pricing.

The following table presents the used vehicle pricing changes for the first quarter of 2019 compared with the prior year:

Change
2019/2018

Tractors	17%
Trucks	3%

	Three months ended March 31,		Change
	2019	2018	2019/2018
	(Dollars in thousands)
Interest expense	$55,336	38,160	45%
Effective interest rate	3.2%	2.7%

Interest expense increased 45% in the first quarter of 2019, reflecting higher average outstanding debt and a higher effective interest rate. The increase in average outstanding debt reflects higher planned vehicle capital spending. The higher effective interest rate in 2019 reflects the replacement of lower fixed interest rate debt with debt issuances at higher fixed rates as well as the impact on variable rate debt of a higher interest rate environment.

	Three months ended March 31,		Change
	2019	2018	2019/2018
	(Dollars in thousands)
Miscellaneous income, net	$8,222	2,510	NM

Miscellaneous income, net consists of investment income on securities used to fund certain benefit plans, interest income, gains from sales of operating property, foreign currency transaction losses and other non-operating items. Miscellaneous income, increased to $8 million in the first quarter of 2019. The increase is primarily driven by higher rabbi trust investment income.

	Three months ended March 31,		Change
	2019	2018	2019/2018
	(Dollars in thousands)
Restructuring and other items, net	$6,178	15,121	NM

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Refer to Note 14, "Other Items Impacting Comparability," in the Notes to the Consolidated Condensed Financial Statements for a discussion of restructuring charges and fees, net.

	Three months ended March 31,		Change
	2019	2018	2019/2018
	(Dollars in thousands)
Provision for income taxes	$22,261	15,386	45%
Effective tax rate from continuing operations	32.7%	29.2%

Provision for income taxes increased 45% in the first quarter, reflecting the expiration of certain state net operating losses in 2019 and a one-time beneficial adjustment associated with uncertain tax positions in 2018. In addition, the first quarter 2019 tax rate reflects a $1 million benefit for the alternative minimum tax sequestration reversal.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

OPERATING RESULTS BY BUSINESS SEGMENT

	Three months ended March 31,		Change
	2019	2018	2019/2018
	(Dollars in thousands)
Total Revenue:
Fleet Management Solutions	$1,351,599	1,243,050	9%
Dedicated Transportation Solutions	349,621	298,970	17
Supply Chain Solutions	635,671	494,707	28
Eliminations	(156,564)	(132,522)	(18)
Total	$2,180,327	1,904,205	15%
Operating Revenue: (1)
Fleet Management Solutions	$1,143,733	1,039,243	10%
Dedicated Transportation Solutions	235,620	201,405	17
Supply Chain Solutions	477,089	382,806	25
Eliminations	(97,435)	(79,787)	(22)
Total	$1,759,007	1,543,667	14%
EBT:
Fleet Management Solutions	$60,911	54,343	12%
Dedicated Transportation Solutions	17,412	13,052	33
Supply Chain Solutions	32,317	25,511	27
Eliminations	(17,302)	(13,272)	(30)
	93,338	79,634	17
Unallocated Central Support Services	(12,547)	(10,592)	(18)
Non-operating pension costs	(6,462)	(1,222)	NM
Restructuring and other items, net	(6,178)	(15,121)	NM
Earnings from continuing operations before income taxes	$68,151	52,699	29%
  ————————————

(1)
Non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section of this MD&A for a reconciliation of total revenue to operating revenue, segment total revenue to segment operating revenue for FMS, DTS and SCS, as well as the reasons why management believes these measures are important to investors.

As part of management’s evaluation of segment operating performance, we define the primary measurement of our segment financial performance as “Earnings Before Taxes” (EBT) from continuing operations, which includes an allocation of Central Support Services (CSS), and excludes non-operating pension costs and restructuring and other items, net discussed in Note 14, "Other Items Impacting Comparability," in the Notes to Consolidated Condensed Financial Statements. CSS represents those costs incurred to support all business segments, including human resources, finance and procurement, corporate services and public affairs, information technology, health and safety, legal, marketing and corporate communications.
The objective of the EBT measurement is to provide clarity on the profitability of each segment and, ultimately, to hold leadership of each business segment accountable for their allocated share of CSS costs. Segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented. Certain costs are not attributable to any segment and remain unallocated in CSS, including costs for investor relations, public affairs and certain executive compensation. See Note 17, "Segment Reporting," in the Notes to Consolidated Condensed Financial Statements for a description of the methodology for allocating the remainder of CSS costs to the business segments.
Inter-segment revenue and EBT are accounted for at rates similar to those executed with third parties. EBT related to inter-segment equipment and services billed to DTS and SCS customers (equipment contribution) are included in both FMS and the segment that served the customer and then eliminated (presented as “Eliminations” in the table above). Prior year amounts have been revised to conform to the current period presentation, which excludes EBT from our Singapore operations that will be shut down in 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table sets forth equipment contribution included in EBT for our DTS and SCS business segments:

	Three months ended March 31,		Change
	2019	2018	2019/2018
	(Dollars in thousands)
Equipment Contribution:
Dedicated Transportation Solutions	$9,660	7,491	29%
Supply Chain Solutions	7,642	5,781	32
Total (1)	$17,302	13,272	30%
———————————

(1)	Total amount is included in FMS EBT.

The increase in DTS and SCS equipment contribution for the first quarter of 2019 is primarily driven by new business and higher volumes.

Items excluded from our segment EBT measure and their classification within our Consolidated Condensed Statements of Earnings follow:

		Three months ended March 31,
Description	Classification	2019	2018
		(In thousands)
Non-operating pension costs (1)	Non-operating pension costs	$(6,462)	(1,222)
ERP implementation costs (2)	Restructuring and other items, net	(3,590)	—
Restructuring and other, net (2)	Restructuring and other items, net	(2,588)	392
Goodwill impairment (2)	Restructuring and other items, net	—	(15,513)
		$(12,640)	(16,343)
———————————

(1)	See Note 17, "Segment Reporting," in the Notes to Consolidated Condensed Financial Statements for additional information.

(2)	See Note 14, “Other Items Impacting Comparability,” in the Notes to Consolidated Condensed Financial Statements for a discussion of adjustments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Fleet Management Solutions

	Three months ended March 31,		Change
	2019	2018	2019/2018
	(Dollars in thousands)
ChoiceLease	$748,579	690,902	8%
SelectCare	135,779	121,873	11
Commercial Rental	236,148	204,530	15
Other	23,227	21,938	6
Fuel services revenue	207,866	203,807	2
FMS total revenue (1)	$1,351,599	1,243,050	9%

FMS operating revenue (2)	$1,143,733	1,039,243	10%

FMS EBT	$60,911	54,343	12%
FMS EBT as a % of FMS total revenue	4.5%	4.4%	10 bps
FMS EBT as a % of FMS operating revenue (2)	5.3%	5.2%	10 bps
————————————

(1)	Includes intercompany fuel sales from FMS to DTS and SCS.

(2)
Non-GAAP financial measures. Reconciliations of FMS total revenue to FMS operating revenue, FMS EBT as a % of FMS total revenue to FMS EBT as a % of FMS operating revenue, as well as the reasons why management believes these measures are important to investors are included in the “Non-GAAP Financial Measures” section of this MD&A.

The following table summarizes the components of the change in FMS revenue on a percentage basis versus the prior year:

	Three months ended March 31, 2019
	Total	Operating (1)
Organic, including price and volume	9%	11%
Fuel	1	—
Foreign exchange	(1)	(1)
Net increase	9%	10%
  ————————————

(1)
Non-GAAP financial measure. A reconciliation of FMS total revenue to FMS operating revenue as well as the reasons why management believes this measure is important to investors is included in the "Non-GAAP Financial Measures" section of this MD&A.

FMS total revenue increased to $1.35 billion in the first quarter primarily due to higher operating revenue. FMS operating revenue in the first quarter increased to $1.14 billion primarily from growth in the ChoiceLease and commercial rental product lines.

ChoiceLease revenue increased 8% in the first quarter due to a larger average fleet size and higher prices on replacement vehicles. We expect favorable ChoiceLease revenue comparisons to continue through the end of the year based on strong sales activity. Commercial rental revenue increased 15% in the first quarter due to higher demand and pricing. We expect favorable commercial rental revenue comparisons through the end of the year, however, at a declining growth rate compared to the growth we experienced in the first first quarter. SelectCare revenue increased 11% in the first quarter due to increased volumes. Fuel services revenue increased 2% in the first quarter primarily reflecting higher gallons sold, partially offset by lower fuel costs passed through to customers.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table provides commercial rental statistics on our global fleet:

	Three months ended March 31,		Change
	2019	2018	2019/2018
	(Dollars in thousands)
Rental revenue from non-lease customers	$129,548	120,700	7%
Rental revenue from lease customers (1)	$106,600	83,830	27%
Average commercial rental power fleet size — in service (2) (3)	34,700	30,380	14%
Commercial rental utilization — power fleet (2)	74.9%	74.8%	10 bps
————————————

(1)	Represents revenue from rental vehicles provided to our existing ChoiceLease customers, generally in place of a lease vehicle.

(2)	Number of units rounded to nearest hundred and calculated using quarterly average unit counts.

(3)	Excluding trailers.

FMS EBT increased 12% in the first quarter, reflecting ChoiceLease growth and, to a lesser extent, commercial rental growth. Lease results benefited from fleet growth, reflecting strong outsourcing trends and our sales and marketing initiatives. Commercial rental performance improved due to stronger demand and higher pricing. Rental power fleet utilization was 74.9% for the first quarter, consistent with the prior year. Both lease and rental performance benefited from a significant maintenance cost recovery item. These benefits were offset by higher depreciation of $9 million due to vehicle residual value changes implemented January 1, 2019, and accelerated depreciation, as well as higher liability insurance costs related to development of prior years' claims. In addition, overheads were higher, reflecting growth-related investments in sales, marketing and technology. Used vehicle results slightly declined from the prior year as increased sales of used vehicles at improved prices were offset by higher valuation adjustments on a larger inventory.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Our global fleet of revenue earning equipment, SelectCare vehicles including vehicles under on-demand maintenance is summarized as follows (number of units rounded to the nearest hundred):

				Change
	March 31, 2019	December 31, 2018	March 31, 2018	March 2019/Dec. 2018	March 2019/March 2018
End of period vehicle count
By type:
Trucks (1)	83,000	81,700	78,200	2%	6%
Tractors (2)	78,400	74,000	67,100	6	17
Trailers (3)	45,000	44,700	42,800	1	5
Other	1,200	1,200	1,200	—	—
Total	207,600	201,600	189,300	3%	10%

By ownership:
Owned	206,200	200,200	187,900	3%	10%
Leased	1,400	1,400	1,400	—	—
Total	207,600	201,600	189,300	3%	10%

By product line:
ChoiceLease	153,500	149,300	140,800	3%	9%
Commercial rental	43,800	42,600	39,300	3	11
Service vehicles and other	2,700	2,800	3,200	(4)	(16)
Active units	200,000	194,700	183,300	3	9
Held for sale	7,600	6,900	6,000	10	27
Total	207,600	201,600	189,300	3%	10%

Customer vehicles under SelectCare contracts (4)	55,900	56,300	54,500	(1)%	3%

Quarterly average vehicle count
By product line:
ChoiceLease	151,400	147,000	140,100	3%	8%
Commercial rental	43,000	42,600	38,600	1	11
Service vehicles and other	2,800	2,900	3,300	(3)	(15)
Active units	197,200	192,500	182,000	2	8
Held for sale	7,300	6,600	6,000	11	22
Total	204,500	199,100	188,000	3%	9%

Customer vehicles under SelectCare contracts (4)	56,200	56,400	54,200	—%	4%

Customer vehicles under SelectCare on-demand (5)	9,000	8,600	8,100	5%	11%

Total vehicles serviced	269,700	264,100	250,300	2%	8%

———————————

(1)	Generally comprised of Class 1 through Class 7 type vehicles with a Gross Vehicle Weight (GVW) up to 33,000 pounds.

(2)	Generally comprised of over the road on highway tractors and are primarily comprised of Class 8 type vehicles with a GVW of over 33,000 pounds.

(3)	Generally comprised of dry, flatbed and refrigerated type trailers.

(4)	Excludes customer vehicles under SelectCare on-demand contracts.

(5)
Comprised of the number of unique vehicles serviced under on-demand maintenance agreements for the quarterly periods. This does not represent averages for the periods. Vehicles included in the count may have been serviced more than one time during the respective period.

Note: Quarterly and year-to-date amounts were computed using a 6-point average based on monthly information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table provides a breakdown of our non-revenue earning equipment included in our global fleet count (number of units rounded to nearest hundred):

				Change
	March 31, 2019	December 31, 2018	March 31, 2018	March 2019/Dec. 2018	March 2019/March 2018
Not yet earning revenue (NYE)	5,200	4,500	3,800	16%	37%
No longer earning revenue (NLE):
Units held for sale	7,600	6,900	6,000	10	27
Other NLE units	6,200	4,300	4,800	44	29
Total	19,000	15,700	14,600	21%	30%

NYE units represent new vehicles on hand that are being prepared for deployment to a lease customer or into the rental fleet. Preparations include activities such as adding lift gates, paint, decals, cargo area and refrigeration equipment. NYE units increased 37% compared to March 31, 2018, reflecting lease fleet growth. NLE units represent vehicles held for sale and vehicles for which no revenue has been earned in the previous 30 days. Accordingly, these vehicles may be temporarily out of service, being prepared for sale or awaiting redeployment. NLE units increased 28% compared to March 31, 2018, reflecting higher used vehicle inventories. We expect NLE levels to increase through the end of the year as a result of higher expected used vehicle inventories driven by the lease vehicle replacement cycle.

Dedicated Transportation Solutions

	Three months ended March 31,		Change
	2019	2018	2019/2018
	(Dollars in thousands)
DTS total revenue	$349,621	298,970	17%

DTS operating revenue (1)	$235,620	201,405	17%

DTS EBT	$17,412	13,052	33%
DTS EBT as a % of DTS total revenue	5.0%	4.4%	60 bps
DTS EBT as a % of DTS operating revenue (1)	7.4%	6.5%	90 bps

Memo:
Average fleet	9,500	8,500	12%
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table summarizes the components of the change in DTS revenue on a percentage basis versus the prior year:

	Three months ended March 31, 2019
	Total	Operating (1)
Organic, including price and volume	16%	17%
Fuel	1	—
Net increase	17%	17%
  ————————————

(1)
Non-GAAP financial measure. A reconciliation of DTS total revenue to DTS operating revenue, as well as the reasons why management believes this measure is important to investors is included in the "Non-GAAP Financial Measures" section of this MD&A.

DTS total revenue and DTS operating revenue both increased 17% in the first quarter reflecting new business, customer expansions and increased volumes. We expect revenue comparisons to remain favorable through the end of the year based on strong sales activity but to a lesser extent than experienced in the first quarter. DTS EBT increased 33% in the first quarter due to revenue growth, improved operating performance and favorable insurance results related to development of prior years' claims.

Supply Chain Solutions

	Three months ended March 31,		Change
	2019	2018	2019/2018
	(Dollars in thousands)
Automotive	$176,525	142,980	23%
Technology and healthcare	78,751	71,530	10
CPG and Retail	178,472	129,310	38
Industrial and other	43,341	38,986	11
Subcontracted transportation	127,995	86,861	47
Fuel	30,587	25,040	22
SCS total revenue	$635,671	494,707	28%

SCS operating revenue (1)	$477,089	382,806	25%

SCS EBT	$32,317	25,511	27%
SCS EBT as a % of SCS total revenue	5.1%	5.2%	(10) bps
SCS EBT as a % of SCS operating revenue (1)	6.8%	6.7%	10 bps

Memo:
Average fleet	9,700	8,400	15%
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table summarizes the components of the change in SCS revenue on a percentage basis versus the prior year:

	Three months ended March 31, 2019
	Total	Operating (1)
Organic, including price and volume	18%	20%
Fuel	1	—
Acquisitions	10	6
Foreign exchange	(1)	(1)
Net increase	28%	25%
————————————

(1)
Non-GAAP financial measure. A reconciliation of SCS total revenue to SCS operating revenue, as well as the reasons why management believes this measure is important to investors is included in the "Non-GAAP Financial Measures" section of this MD&A.

SCS total revenue increased 28% and SCS operating revenue increased 25% in the first quarter largely reflecting new business, increased volumes and higher pricing. Total and operating revenue growth also reflects the acquisition of MXD during the second quarter of 2018. We expect revenue comparisons to remain favorable through the first half of this year, with negative growth towards the second half of the year due to the timing of lost business. SCS EBT increased 27% in the first quarter driven by revenue growth.

Central Support Services

	Three months ended March 31,		Change
	2019	2018	2019/2018
	(Dollars in thousands)
Human resources	$5,280	4,991	6%
Finance and procurement	18,007	17,141	5
Corporate services and public affairs	2,320	2,300	1
Information technology	25,638	20,766	23
Legal and safety	6,947	6,286	11
Marketing	4,732	4,070	16
Other	9,210	6,841	35
Total CSS	72,134	62,395	16%
Allocation of CSS to business segments	(59,587)	(51,803)	15
Unallocated CSS	$12,547	10,592	18%

Total CSS costs increased 16% in the first quarter primarily reflecting investments in technology and higher compensation-related costs. Unallocated CSS increased to $13 million in the first quarter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

FINANCIAL RESOURCES AND LIQUIDITY

Cash Flows

The following is a summary of our cash flows from continuing operations:

	Three months ended March 31,
	2019	2018
	(In thousands)
Net cash provided by (used in):
Operating activities	$485,330	336,850
Financing activities	434,288	229,603
Investing activities	(923,244)	(572,788)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(1,551)	3,519
Net change in cash, cash equivalents, and restricted cash	$(5,177)	(2,816)

Cash provided by operating activities increased to $485 million in the three months ended March 31, 2019, compared with $337 million in 2018, reflecting higher earnings excluding non-cash items, primarily depreciation and deferred tax expense. Cash provided by financing activities increased to $434 million in the three months ended March 31, 2019, compared with $230 million in 2018, due to higher borrowing needs. Cash used in investing activities increased to $923 million in the three months ended March 31, 2019, compared with $573 million in 2018, primarily due to increased capital expenditures.

The following table shows our free cash flow computation:

	Three months ended March 31,
	2019	2018
	(In thousands)
Net cash provided by operating activities from continuing operations	485,330	336,850
Sales of revenue earning equipment (1)	101,549	89,023
Sales of operating property and equipment (1)	1,918	933
Total cash generated (2)	588,797	426,806
Purchases of property and revenue earning equipment (1)	(1,026,711)	(662,744)
Free cash flow (2)	$(437,914)	(235,938)

Memo:
Net cash provided by financing activities	$434,288	229,603
Net cash used in investing activities	$(923,244)	(572,788)
———————————

(1)	Included in cash flows from investing activities.

(2)
Non-GAAP financial measures. Reconciliations of net cash provided by operating activities to total cash generated and to free cash flow are set forth in this table. Refer to the “Non-GAAP Financial Measures” section of this MD&A for the reasons why management believes these measures are important to investors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table provides a summary of capital expenditures:

	Three months ended March 31,
	2019	2018
	(In thousands)
Revenue earning equipment:
ChoiceLease	$817,027	418,255
Commercial rental	256,671	255,507
	1,073,698	673,762
Operating property and equipment	40,066	37,158
Total capital expenditures	1,113,764	710,920
Changes in accounts payable related to purchases of revenue earning equipment	(87,053)	(48,176)
Cash paid for purchases of property and revenue earning equipment	$1,026,711	662,744

Capital expenditures increased 57% to $1.11 billion in the three months ended March 31, 2019, reflecting planned higher investments in the ChoiceLease fleet. We expect full-year 2019 capital expenditures to be approximately $3.6 billion. We expect to fund 2019 capital expenditures primarily with internally generated funds and additional debt financing.

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

Our debt ratings and rating outlooks at March 31, 2019, were as follows:

Rating Summary
	Short-Term	Long-Term	Outlook
Fitch Ratings	F-2	A-	Stable
Standard & Poor’s Ratings Services	A-2	BBB+	Stable
Moody’s Investors Service	P-2	Baa1	Stable
DBRS	R-1 (Low)	A (Low)	Stable

Cash and cash equivalents totaled $63 million as of March 31, 2019. As of March 31, 2019, approximately $15 million was held outside the U.S. and is available to fund operations and other growth of non-U.S. subsidiaries. If we decide to repatriate cash and cash equivalents held outside the U.S., we may be subject to additional income taxes and foreign withholding taxes. However, our intent is to permanently reinvest these foreign amounts outside the U.S. and our current plans do not demonstrate a need to repatriate these foreign amounts to fund our U.S. operations.

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

As of March 31, 2019, we had the following amounts available to fund operations under the following facilities:

(In millions)
Global revolving credit facility	$572
Trade receivables program	$225

See Note 7, "Debt", in the Notes to Consolidated Condensed Financial Statements for a discussion of these debt facilities.

The following table shows the movements in our debt balance:

	Three months ended March 31,
	2019	2018
	(In thousands)

Debt balance at January 1	$6,649,277	5,440,006
Cash-related changes in debt:
Net change in commercial paper borrowings and revolving credit facilities	158,258	237,960
Proceeds from issuance of medium-term notes	596,274	446,500
Proceeds from issuance of other debt instruments	203,026	—
Retirement of medium term notes	(250,000)	(350,000)
Other debt repaid	(228,411)	(64,299)
Debt issuance costs paid	(1,006)	(999)
	478,141	269,162
Non-cash changes in debt:
Fair value adjustment on notes subject to hedging	3,870	(7,364)
Addition of finance lease obligations	2,026	2,259
Changes in foreign currency exchange rates and other non-cash items	9,855	4,256
Total changes in debt	493,892	268,313
Debt balance at March 31	$7,143,169	5,708,319

In accordance with our funding philosophy, we attempt to align the aggregate average remaining re-pricing life of our debt with the aggregate average remaining re-pricing life of our assets. We utilize both fixed-rate and variable-rate debt to achieve this alignment and generally target a mix of 20% - 40% variable-rate debt as a percentage of total debt outstanding. The variable-rate portion of our total debt (including notional value of swap agreements) was 25% and 28% as of March 31, 2019 and December 31, 2018.

Refer to Note 7, “Debt,” in the Notes to Consolidated Condensed Financial Statements for further discussion around the global revolving credit facility, the trade receivables program, the issuance of medium-term notes under our shelf registration statement, asset-backed financing obligations and debt maturities.

Ryder’s debt to equity ratios were 278% and 262% as of March 31, 2019 and December 31, 2018, respectively. The debt to equity ratio represents total debt divided by total equity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Pension Information

The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. We review pension assumptions regularly and we may, from time to time, make voluntary contributions to our pension plans, which exceed the amounts required by statute. In 2019, the expected total contributions to our pension plans are approximately $34 million. During the three months ended March 31, 2019, we contributed $8 million to our pension plans. Changes in interest rates and the market value of the securities held by the plans during 2019 could materially change, positively or negatively, the funded status of the plans and affect the level of pension expense and contributions in 2019 and beyond. See Note 13, “Employee Benefit Plans,” in the Notes to Consolidated Condensed Financial Statements for additional information.

Share Repurchases and Cash Dividends

See Note 9, “Share Repurchase Programs,” in the Notes to Consolidated Condensed Financial Statements for a discussion of share repurchases.

In February 2019 and 2018, our Board of Directors declared quarterly cash dividends of $0.54 and $0.52 per share of common stock, respectively. The dividends were paid during the first quarter of each respective year.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Set forth in the table below is an overview of each non-GAAP financial measure and why management believes that the presentation of each non-GAAP financial measure provides useful information to investors. See reconciliations for each of these measures following this table.

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
Other Significant Items: Our comparable earnings measures also exclude other significant items that are not representative of our business operations as detailed in the reconciliation table below - page 57. These other significant items vary from period to period and, in some periods, there may be no such significant items.

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
Total Cash Generated: Total cash generated is defined as the sum of (1) net cash provided by operating activities, (2) net cash provided by the sale of revenue earning equipment, (3) net cash provided by the sale of operating property and equipment and (4) other cash inflows from investing activities. We believe total cash generated is an important measure of total cash flows generated from our ongoing business activities.
Free Cash Flow: We refer to the net amount of cash generated from operating activities and investing activities (excluding changes in restricted cash and acquisitions) from continuing operations as “free cash flow”. We calculate free cash flow as the sum of (1) net cash provided by operating activities, (2) net cash provided by the sale of revenue earning equipment, (3) net cash provided by the sale of operating property and equipment, (4) other cash inflows from investing activities, less (5) purchases of property and revenue earning equipment. We believe free cash flow provides investors with an important perspective on the cash available for debt service and for shareholders, after making capital investments required to support ongoing business operations. Our calculation of free cash flow may be different from the calculation used by other companies and, therefore, comparability may be limited.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table provides a reconciliation of GAAP earnings before taxes (EBT), earnings, and earnings per diluted share (EPS) from continuing operations to comparable EBT, comparable earnings and comparable EPS from continuing operations for the three months ended March 31, 2019 and 2018. Certain items included in EBT, earnings and diluted EPS from continuing operations have been excluded from our comparable EBT, comparable earnings and comparable diluted EPS measures. The following table lists a summary of these items, which are discussed in more detail throughout our MD&A and within the Notes to Consolidated Condensed Financial Statements:

	EBT		Earnings		Diluted EPS
	2019	2018	2019	2018	2019	2018
Three months ended March 31,	(In thousands, except per share amounts)
EBT/Earnings/EPS	$68,151	52,699	$45,890	37,313	$0.87	0.70
Non-operating pension costs	6,462	1,222	4,562	598	0.09	0.01
ERP implementation costs (1)	3,590	—	2,660	—	0.05	—
Restructuring and other, net (1)	2,588	(392)	1,842	(423)	0.04	—
Goodwill impairment (1)	—	15,513	—	15,513	—	0.29
Tax adjustments (2)	—	—	3,508	(1,902)	0.06	(0.04)
Comparable EBT/Earnings/EPS	$80,791	69,042	$58,462	51,099	$1.11	0.96

(1) Refer to Note 14, “Other Items Impacting Comparability,” in the Notes to Consolidated Condensed Financial Statements for additional information.
(2) In the first quarter of 2019, we recorded a $5 million charge to our tax provision for income taxes due to expiring state net operating losses, never previously benefited in the tax rate, offset by a $1 million benefit to our provision due to a tax law change. In the first quarter of 2018, we determined that certain uncertain tax positions should have been reversed in prior periods when the statutes of limitations expired and recorded a $3 million benefit to our provision for income taxes. In the first quarter of 2018, we also recorded a $1 million deferred tax liability adjustment related to the prior provisional estimate from Tax Reform.

The following table provides a reconciliation of the provision for income taxes to the comparable provision for income taxes:

	Three months ended March 31,
	2019	2018
	(Dollars in thousands)
Provision for income taxes (1)	$(22,261)	(15,386)
Income tax effects of non-GAAP adjustments (1)	(68)	(2,557)
Comparable provision for income taxes (1)	$(22,329)	(17,943)
————————————

(1)
The comparable provision for income taxes is computed using the same methodology as the GAAP provision of income taxes. Income tax effects of non-GAAP adjustments are calculated based on statutory tax rates of the jurisdictions to which the non-GAAP adjustments related.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table provides a numerical reconciliation of net cash provided by operating activities to total cash generated and free cash flow:

	Three months ended March 31,
	2019	2018
	(In thousands)
Net cash provided by operating activities from continuing operations	$485,330	336,850
Sales of revenue earning equipment (1)	101,549	89,023
Sales of operating property and equipment (1)	1,918	933
Total cash generated	588,797	426,806
Purchases of property and revenue earning equipment (1)	(1,026,711)	(662,744)
Free cash flow	$(437,914)	(235,938)

Memo:
Net cash provided by financing activities	$434,288	229,603
Net cash used in investing activities	(923,244)	(572,788)
————————————

(1)	Included in cash flows from investing activities.

The following table provides a reconciliation of total revenue to operating revenue:

	Three months ended March 31,
	2019	2018
	(In thousands)
Total revenue	$2,180,327	1,904,205
Fuel	(216,543)	(209,961)
Subcontracted transportation	(204,777)	(150,577)
Operating revenue	$1,759,007	1,543,667

The following table provides a reconciliation of FMS total revenue to FMS operating revenue:

	Three months ended March 31,
	2019	2018
	(In thousands)
FMS total revenue	$1,351,599	1,243,050
Fuel (1)	(207,866)	(203,807)
FMS operating revenue	$1,143,733	1,039,243

FMS EBT	$60,911	54,343
FMS EBT as a % of FMS total revenue	4.5%	4.4%
FMS EBT as a % of FMS operating revenue	5.3%	5.2%
————————————

(1)	Includes intercompany fuel sales from FMS to DTS and SCS.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table provides a reconciliation of DTS total revenue to DTS operating revenue:

	Three months ended March 31,
	2019	2018
	(In thousands)
DTS total revenue	$349,621	298,970
Subcontracted transportation	(76,782)	(63,716)
Fuel	(37,219)	(33,849)
DTS operating revenue	$235,620	201,405

DTS EBT	$17,412	13,052
DTS EBT as a % of DTS total revenue	5.0%	4.4%
DTS EBT as a % of DTS operating revenue	7.4%	6.5%

The following table provides a reconciliation of SCS total revenue to SCS operating revenue:

	Three months ended March 31,
	2019	2018
	(In thousands)
SCS total revenue	$635,671	494,707
Subcontracted transportation	(127,995)	(86,861)
Fuel	(30,587)	(25,040)
SCS operating revenue	$477,089	382,806

SCS EBT	$32,317	25,511
SCS EBT as a % of SCS total revenue	5.1%	5.2%
SCS EBT as a % of SCS operating revenue	6.8%	6.7%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

FORWARD-LOOKING STATEMENTS

Forward-looking statements (within the meaning of the Federal Private Securities Litigation Reform Act of 1995) are statements that relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends concerning matters that are not historical facts. These statements are often preceded by or include the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “could,” “should” or similar expressions. This Quarterly Report on Form 10-Q contains forward-looking statements including, but not limited to, statements regarding:

•	our expectations in our FMS business segment regarding anticipated ChoiceLease revenue and fleet growth and commercial rental revenue and demand;

•	our expectations in our DTS and SCS business segments regarding anticipated operating revenue trends, sales activity and growth rates;

•	our expectations of the long-term residual values of revenue earning equipment;

•	the anticipated increase in NLE vehicles in inventory through the end of the year;

•	the expected pricing and inventory levels for used vehicles;

•	our expectations of operating cash flow and capital expenditures through the end of 2019;

•	the adequacy of our accounting estimates and reserves for pension expense, compensation expense and employee benefit plan obligations, depreciation and residual value guarantees and income taxes;

•	the anticipated timing of payment of restructuring liabilities;

•	the adequacy of our fair value estimates of employee incentive awards under our share-based compensation plans, publicly traded debt and other debt;

•	our beliefs regarding the default risk of our direct financing lease receivables;

•	our ability to fund all of our operating, investing and financial needs for the foreseeable future through internally generated funds and outside funding sources;

•	the anticipated impact of fuel price fluctuations;

•	our expectations as to return on pension plan assets, future pension expense and estimated contributions;

•	our expectations regarding the scope, anticipated outcomes and the adequacy of our loss provisions with respect to certain claims, proceedings and lawsuits;

•	our expectations about the need to repatriate foreign cash to the U.S.;

•	our ability to access commercial paper and other available debt financing in the capital markets;

•	our expectations regarding the future use and availability of funding sources; and

•	the anticipated impact of recent accounting pronouncements.

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

•	Our inability to manage our cost structure

•	Our inability to limit our exposure for customer claims

•	Unfavorable or unanticipated outcomes in legal or regulatory proceedings or uncertain positions

•	Business interruptions or expenditures due to severe weather or natural occurrences

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

•	Financing Concerns:

•	Higher borrowing costs and possible decreases in available funding sources

•	Unanticipated interest rate and currency exchange rate fluctuations

•	Negative funding status of our pension plans caused by lower than expected returns on invested assets and unanticipated changes in interest rates

•	Withdrawal liability as a result of our participation in multi-employer plans

•	Instability in U.S. and worldwide credit markets, resulting in higher borrowing costs and/or reduced access to credit

•	Accounting Matters:

•	Impact of unusual items resulting from ongoing evaluations of business strategies, asset or expense valuations, acquisitions, divestitures and our organizational structure

•	Reductions in residual values or useful lives of revenue earning equipment and changes to depreciation policy

•	Increases in compensation levels, retirement rate and mortality resulting in higher pension expense; regulatory changes affecting pension estimates, accruals and expenses

•	Increases in health care costs resulting in higher insurance costs

•	Changes in accounting rules, assumptions and accruals

•	Impact of actual insurance claim and settlement activity compared to historical loss development factors used to project future development

•	Other risks detailed from time to time in our SEC filings including our 2018 Annual Report on Form 10-K.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to Ryder’s exposures to market risks since December 31, 2018. Please refer to the 2018 Annual Report on Form 10-K for a complete discussion of Ryder’s exposures to market risks.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the first quarter of 2019, we carried out an evaluation, under the supervision and with the participation of management, including Ryder’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the first quarter of 2019, Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective.

Changes in Internal Controls over Financial Reporting

Beginning January 1, 2019, we adopted ASU No. 2016-02, “Leases (Topic 842)” and related amendments (collectively, the “new lease standard”). As a result of our adoption of the new lease standard, we implemented significant new lease accounting systems, processes and internal controls over lease accounting to assist us in the application of the new lease standard. During the three months ended March 31, 2019, there were no other changes in Ryder’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect such internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 21, 2019, contains a discussion of our risk factors. Our operations could also be affected by additional risk factors that are not presently known to us or by factors that we currently consider immaterial to our business. To our knowledge and except to the extent additional factual information disclosed in this Quarterly Report on Form 10-Q relates to such risk factors, there have been no material changes in the risk factors described in "Item 1A. Risk Factors" in our Form 10-K for the year ended December 31, 2018, filed with the SEC on February 21, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases we made of our common stock during the three months ended March 31, 2019:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Anti-Dilutive Program (2)
January 1 through January 31, 2019	502	$50.02	—	1,075,181
February 1 through February 28, 2019	170,574	61.83	112,922	962,259
March 1 through March 31, 2019	113,100	62.16	112,922	849,337
Total	284,176	$61.94	225,844
 ————————————

(1)
During the three months ended March 31, 2019, we purchased an aggregate of 58,332 shares of our common stock in employee-related transactions. Employee-related transactions may include: (i) shares of common stock withheld as payment for the exercise price of options exercised or to satisfy the employees' tax withholding liability associated with our share-based compensation programs and (ii) open-market purchases by the trustee of Ryder’s deferred compensation plans relating to investments by employees in our stock, one of the investment options available under the plans.

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

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	The Ryder System, Inc. Restated Articles of Incorporation dated May 3, 2019 (conformed copy incorporating all amendments through May 3, 2019).

3.2	The Ryder System, Inc. By-Laws, as amended through May 3, 2019.

10.1	Form of Terms and Conditions Applicable to Deferred Stock Awards for Non-Employee Directors issued under the Ryder System, Inc. 2019 Equity and Incentive Compensation Plan

10.2	Form of Terms and Conditions Applicable to Non-Qualified Stock Options issued under the Ryder System, Inc.2019 Equity and Incentive Compensation Plan

10.3	Form of Terms and Conditions Applicable to Performance-Based Restricted Stock Rights issued under the Ryder System, Inc. 2019 Equity and Incentive Compensation Plan

10.4	Form of Terms and Conditions Applicable to Restricted Stock Rights issued under the Ryder System, Inc. 2019 Equity and Incentive Compensation Plan

10.5	Form of Terms and Conditions Applicable to Stock Awards for Non-Employee Directors issued under the Ryder System, Inc. 2019 Equity and Incentive Compensation Plan

10.6	Form of Ryder System, Inc. Annual Cash Incentive Award Plan

10.7	Ryder System, Inc. Non-Qualified Stock Option Award Granted as an “Employment Inducement Grant” under New York Stock Exchange Listing Rule 303A.08

10.8	Ryder System, Inc. Restricted Stock Rights Award Granted as an “Employment Inducement Grant” under New York Stock Exchange Listing Rule 303A.08

10.9
The Ryder System, Inc. 2019 Equity and Incentive Compensation Plan, previously filed with the Commission on March 18, 2019, as Appendix A to Ryder System, Inc.'s Definitive Proxy Statement on Schedule 14A, is incorporated by reference into this report

31.1	Certification of Robert E. Sanchez pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Scott Parker pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32	Certification of Robert E. Sanchez and Scott Parker pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYDER SYSTEM, INC.
(Registrant)

Date: May 8, 2019	By:	/s/ Scott Parker
Scott Parker
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 8, 2019	By:	/s/ Frank Mullen
Frank Mullen
Vice President and Controller
(Principal Accounting Officer)