Form 10-Q
period 2019-06-30
RYDER SYSTEM INC
filed 2019-07-30
CIK 85961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes   ☑ No
The number of shares of Ryder System, Inc. Common Stock ($0.50 par value per share) outstanding at June 30, 2019 was 53,334,512.

RYDER SYSTEM, INC.
FORM 10-Q QUARTERLY REPORT

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In thousands, except per share amounts)
Lease & related maintenance and rental revenues	$933,833	858,590	$1,833,392	1,683,581
Services revenue	1,159,100	1,072,324	2,291,148	2,000,468
Fuel services revenue	152,060	158,990	300,780	310,060
Total revenues	2,244,993	2,089,904	4,425,320	3,994,109

Cost of lease & related maintenance and rental	687,540	632,779	1,351,829	1,248,384
Cost of services	976,405	908,079	1,948,095	1,696,850
Cost of fuel services	148,363	155,551	291,638	302,454
Other operating expenses	29,663	30,687	63,289	63,662
Selling, general and administrative expenses	226,416	212,612	457,741	420,440
Non-operating pension costs	6,713	858	13,175	2,080
Used vehicle sales, net	18,140	5,559	26,357	12,990
Interest expense	60,759	42,751	116,095	80,911
Miscellaneous income, net	(21,911)	(3,640)	(30,133)	(6,150)
Restructuring and other items, net	9,836	2,774	16,014	17,895
	2,141,924	1,988,010	4,254,100	3,839,516
Earnings from continuing operations before income taxes	103,069	101,894	171,220	154,593
Provision for income taxes	27,617	55,725	49,878	71,111
Earnings from continuing operations	75,452	46,169	121,342	83,482
Loss from discontinued operations, net of tax	(237)	(1,261)	(811)	(1,688)
Net earnings	$75,215	44,908	$120,531	81,794

Earnings (loss) per common share — Basic
Continuing operations	$1.44	0.88	$2.31	1.59
Discontinued operations	—	(0.02)	(0.02)	(0.03)
Net earnings	$1.43	0.85	$2.29	1.56

Earnings (loss) per common share — Diluted
Continuing operations	$1.43	0.87	$2.30	1.58
Discontinued operations	—	(0.02)	(0.02)	(0.03)
Net earnings	$1.43	0.85	$2.28	1.55

See accompanying notes to consolidated condensed financial statements.
Note: EPS amounts may not be additive due to rounding.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In thousands)

Net earnings	$75,215	44,908	$120,531	81,794

Other comprehensive income (loss):

Changes in currency translation adjustment and other	(7,763)	(39,998)	7,999	(28,233)

Amortization of pension and postretirement items	7,377	6,415	14,845	13,630
Income tax expense related to amortization of pension and postretirement items	(1,381)	(1,265)	(3,395)	(2,874)
Amortization of pension and postretirement items, net of tax	5,996	5,150	11,450	10,756

Change in net actuarial loss and prior service cost	(9,440)	(1,211)	(9,440)	(1,211)
Income tax benefit related to change in net actuarial loss and prior service cost	2,237	308	2,237	308
Change in net actuarial loss and prior service cost, net of taxes	(7,203)	(903)	(7,203)	(903)

Other comprehensive income (loss), net of taxes	(8,970)	(35,751)	12,246	(18,380)

Comprehensive income	$66,245	9,157	$132,777	63,414
See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)

	June 30, 2019	December 31, 2018
	(Dollars in thousands, except share amounts)
Assets:
Current assets:
Cash and cash equivalents	$92,502	68,111
Receivables, net of allowance of $18,802 and $17,182, respectively	1,248,967	1,242,058
Inventories	80,954	79,228
Prepaid expenses and other current assets	149,025	178,313
Total current assets	1,571,448	1,567,710
Revenue earning equipment, net	10,561,011	9,415,961
Operating property and equipment, net of accumulated depreciation of $1,260,292 and $1,256,037, respectively	866,908	862,054
Goodwill	474,937	475,206
Intangible assets, net of accumulated amortization of $69,236 and $65,048, respectively	54,904	59,075
Sales-type leases and other assets	992,846	967,802
Total assets	$14,522,054	13,347,808

Liabilities and shareholders’ equity:
Current liabilities:
Short-term debt and current portion of long-term debt	$1,053,219	937,131
Accounts payable	768,054	731,876
Accrued expenses and other current liabilities	819,876	847,739
Total current liabilities	2,641,149	2,516,746
Long-term debt	6,619,060	5,712,146
Other non-current liabilities	1,431,290	1,402,625
Deferred income taxes	1,222,849	1,179,723
Total liabilities	11,914,348	10,811,240

Shareholders’ equity:
Preferred stock, no par value per share — authorized, 3,800,917; none outstanding, June 30, 2019 or December 31, 2018	—	—
Common stock, $0.50 par value per share — authorized, 400,000,000; outstanding, June 30, 2019 — 53,334,512 and December 31, 2018 — 53,116,485	26,667	26,559
Additional paid-in capital	1,094,807	1,084,391
Retained earnings	2,385,620	2,337,252
Accumulated other comprehensive loss	(899,388)	(911,634)
Total shareholders’ equity	2,607,706	2,536,568
Total liabilities and shareholders’ equity	$14,522,054	13,347,808
See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2019	2018
	(In thousands)
Cash flows from operating activities from continuing operations:
Net earnings	$120,531	81,794
Less: Loss from discontinued operations, net of tax	(811)	(1,688)
Earnings from continuing operations	121,342	83,482
Depreciation expense	768,030	675,505
Goodwill impairment charge	—	15,513
Used vehicle sales, net	26,357	12,990
Amortization expense and other non-cash charges, net	82,585	69,074
Non-operating pension costs and share-based compensation expense	28,097	13,732
Deferred income tax expense	41,688	82,123
Collections on sales-type leases	63,047	43,170
Changes in operating assets and liabilities:
Receivables	8,196	(26,643)
Inventories	(1,524)	438
Prepaid expenses and other assets	(6,175)	(61,464)
Accounts payable	(3,965)	27,429
Accrued expenses and other non-current liabilities	(82,619)	(70,524)
Net cash provided by operating activities from continuing operations	1,045,059	864,825

Cash flows from financing activities from continuing operations:
Net change in commercial paper borrowings and revolving credit facilities	227,023	(8,049)
Debt proceeds	1,691,906	1,043,309
Debt repaid	(902,814)	(451,673)
Dividends on common stock	(57,651)	(55,095)
Common stock issued	2,715	4,663
Common stock repurchased	(21,220)	(17,221)
Debt issuance costs and other items	(2,920)	(1,884)
Net cash provided by financing activities from continuing operations	937,039	514,050

Cash flows from investing activities from continuing operations:
Purchases of property and revenue earning equipment	(2,210,761)	(1,421,301)
Sales of revenue earning equipment	210,081	196,274
Sales of operating property and equipment	46,189	5,860
Acquisitions, net of cash acquired	—	(169,128)
Net cash used in investing activities from continuing operations	(1,954,491)	(1,388,295)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2,611)	3,334
Increase (decrease) in cash, cash equivalents, and restricted cash from continuing operations	24,996	(6,086)

Decrease in cash, cash equivalents, and restricted cash from discontinued operations	(605)	(631)

Increase (decrease) in cash, cash equivalents, and restricted cash	24,391	(6,717)
Cash, cash equivalents, and restricted cash at January 1	68,111	83,022
Cash, cash equivalents, and restricted cash at June 30	$92,502	76,305
See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

Three months ended June 30, 2019

	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Amount	Shares	Par				Total
	(Dollars in thousands, except share amounts)
Balance at April 1, 2019	$—	53,300,205	$26,651	1,086,714	2,343,857	(890,418)	2,566,804
Comprehensive income	—	—	—	—	75,215	(8,970)	66,245
Common stock dividends declared and paid—$0.54 per share	—	—	—	—	(28,849)	—	(28,849)
Common stock issued under employee stock option and stock purchase plans (1)	—	153,797	76	2,982	—	—	3,058
Benefit plan stock sales (purchases), net (2)	—	(220)	—	(11)	—	—	(11)
Common stock repurchases	—	(119,270)	(60)	(2,401)	(4,603)	—	(7,064)
Share-based compensation	—	—	—	7,523	—	—	7,523
Balance at June 30, 2019	$—	53,334,512	$26,667	1,094,807	2,385,620	(899,388)	2,607,706

Three months ended June 30, 2018

	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Amount	Shares	Par				Total
	(Dollars in thousands, except share amounts)
Balance at April 1, 2018	$—	53,094,898	$26,547	1,054,266	2,187,194	(794,032)	2,473,975
Comprehensive income	—	—	—	—	44,908	(35,751)	9,157
Common stock dividends declared and paid—$0.52 per share	—	—	—	—	(27,531)	—	(27,531)
Common stock issued under employee stock option and stock purchase plans (1)	—	63,099	31	3,228	—	—	3,259
Benefit plan stock sales (purchases), net (2)	—	(170)	—	(12)	—	—	(12)
Common stock repurchases	—	(63,091)	(31)	(1,231)	(3,037)	—	(4,299)
Share-based compensation	—	—	—	6,310	—	—	6,310
Balance at June 30, 2018	$—	53,094,736	$26,547	1,062,561	2,201,534	(829,783)	2,460,859

__________________

(1)	Net of common shares delivered as payment for the exercise price or to satisfy the holders’ withholding tax liability upon exercise of options.

(2)	Represents open-market transactions of common shares by the trustee of Ryder’s deferred compensation plans.
See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

Six months ended June 30, 2019

	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Amount	Shares	Par				Total
	(Dollars in thousands, except share amounts)
Balance at January 1, 2019	$—	53,116,485	$26,559	1,084,391	2,337,252	(911,634)	2,536,568
Comprehensive income	—	—	—	—	120,531	12,246	132,777
Common stock dividends declared and paid—$1.08 per share	—	—	—	—	(58,056)	—	(58,056)
Common stock issued under employee stock option and stock purchase plans (1)	—	563,091	281	2,435	—	—	2,716
Benefit plan stock sales (purchases), net (2)	—	50	—	(1)	—	—	(1)
Common stock repurchases	—	(345,114)	(173)	(6,940)	(14,107)	—	(21,220)
Share-based compensation	—	—	—	14,922	—	—	14,922
Balance at June 30, 2019	$—	53,334,512	$26,667	1,094,807	2,385,620	(899,388)	2,607,706

Six months ended June 30, 2018

	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Amount	Shares	Par				Total
	(Dollars in thousands, except share amounts)
Balance at January 1, 2018	$—	52,955,314	$26,478	1,051,017	2,086,918	(710,836)	2,453,577
Comprehensive income	—	—	—	—	81,794	(18,380)	63,414
Common stock dividends declared and paid—$1.04 per share	—	—	—	—	(55,226)	—	(55,226)
Common stock issued under employee stock option and stock purchase plans (1)	—	373,272	186	4,422	—	—	4,608
Benefit plan stock sales (purchases), net (2)	—	545	—	55	—	—	55
Common stock repurchases	—	(234,395)	(117)	(4,585)	(12,519)	—	(17,221)
Share-based compensation	—	—	—	11,652	—	—	11,652
Adoption of new accounting standard (3)	—	—	—	—	100,567	(100,567)	—
Balance at June 30, 2018	$—	53,094,736	$26,547	1,062,561	2,201,534	(829,783)	2,460,859

__________________

(1)	Net of common shares delivered as payment for the exercise price or to satisfy the holders’ withholding tax liability upon exercise of options.

(2)	Represents open-market transactions of common shares by the trustee of Ryder’s deferred compensation plans.

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

1. GENERAL

Interim Financial Statements

The accompanying unaudited Consolidated Condensed Financial Statements include the accounts of Ryder System, Inc. (Ryder) and all entities in which Ryder has a controlling voting interest (subsidiaries) and variable interest entities (VIEs) required to be consolidated in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The accompanying unaudited Consolidated Condensed Financial Statements have been prepared in accordance with the accounting policies described in our 2018 Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements and notes thereto except for the update to our significant accounting policies for revenue recognition and leases discussed below. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included and the disclosures herein are adequate. The operating results for interim periods are unaudited and are not necessarily indicative of the results that can be expected for a full year.

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

Revenue Recognition

Lease & related maintenance and rental revenues includes ChoiceLease and commercial rental revenues from our Fleet Management Solutions (FMS) business segment. We offer a full service lease as well as a lease with more flexible maintenance options under our ChoiceLease product line, which are marketed, priced and managed as bundled products, that include the equipment lease, maintenance and other related services. We do not offer a stand-alone unbundled lease of new vehicles. We offer rental of vehicles under our commercial rental product line, which allows customers to supplement their fleet of vehicles on a short-term basis.

Our ChoiceLease product includes the lease of a vehicle (lease component) and the executory agreement for the maintenance, insurance, taxes and other services (non-lease components) related to the leased vehicles during the lease term. We generally lease new vehicles to our customers. Consideration is allocated between the lease component and non-lease component based on management's best estimate of the relative standalone selling price of each component. Our ChoiceLease product provides for a fixed charge billing and a variable charge billing based on mileage or time usage. Fixed charges are typically billed at the beginning of the month and variable charges are typically billed a month in arrears. Revenue from the lease component of ChoiceLease agreements is recognized based on the classification of the arrangement, typically as either an operating or a sales-type lease. Our commercial rental product includes the short-term rental of a vehicle (one day up to one year in length). All of our rental arrangements are classified as operating leases and revenue is recognized on a straight-line basis.

The majority of our leases are classified as operating leases and we recognize revenue for the lease component of the product line on a straight-line basis. The non-lease component for maintenance services is accounted for in accordance with revenue guidance in Revenue from Contracts with Customers (Topic 606). Maintenance services are not typically performed evenly over the life of a ChoiceLease contract as the level of maintenance provided generally increases as vehicles age. We recognize maintenance revenue using an input method, consistent with the estimated pattern of the costs to maintain the underlying vehicles. This will generally result in the recognition of a contract liability for some portion of the customer's payments allocated to the maintenance service component of the arrangement. Included in lease & related maintenance and rental revenues is non-lease revenue from maintenance services recognized in accordance with Topic 606 of $236 million and

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

$225 million for the three months ended June 30, 2019 and 2018, respectively, and $475 million and $448 million for the six months ended June 30, 2019 and 2018, respectively.

Effective with the adoption of Topic 842, we recorded an after-tax cumulative effect adjustment to decrease retained earnings as of January 1, 2017, by approximately $315 million primarily to recognize a contract liability (deferred revenue) related to maintenance services, which was partially offset by costs capitalized related to sales commissions.

We recorded deferred revenue of $567 million and $566 million as of June 30, 2019 and December 31, 2018, respectively, related to the maintenance services component of our ChoiceLease product line. We also recorded capitalized sales commissions of $92 million and $93 million as of June 30, 2019 and December 31, 2018, respectively. Included in capitalized sales commissions are initial direct costs of our leases of $53 million as of both June 30, 2019 and December 31, 2018 related to incremental sales commissions paid to our sales force as a result of obtaining ChoiceLease contracts. Refer to Note 3, "Revenue," and Note 5, "Accrued Expenses and Other Liabilities" for further information.

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

Significant Judgments and Estimates

Allocating consideration between lease and non-lease components in our ChoiceLease product requires significant judgment. We do not sell the components of our ChoiceLease product offering on a stand-alone basis. Judgment is required to determine the standalone selling prices of the lease and non-lease components in order to allocate the consideration on a relative standalone selling price basis.

We determine the standalone price of the lease component using the projected cash flows of the lease assuming a certain targeted return. We consider a number of factors to determine the targeted return, including the net present value of the projected cash flows in a ChoiceLease arrangement discounted at our weighted average cost of capital.

Our ChoiceLease arrangements include maintenance as a non-lease component of the contract. We determine the standalone price of the maintenance component using an expected cost plus margin approach. The expected costs are based on our historical costs of providing maintenance services in our ChoiceLease arrangements. The margin is based on historical margin percentages for our full service maintenance contracts in the SelectCare product line, as the maintenance performance obligation in those contracts is similar to maintenance in our ChoiceLease arrangements. Full service maintenance arrangements in SelectCare are priced based on targeted margin percentages for new and used vehicles by type of vehicle (trucks, tractors, and trailers), considering the fixed and variable costs of providing maintenance services. Certain ChoiceLease products include liability and/or physical damage insurance coverage to our customers. We charge a separate fixed monthly rate for these insurance offerings, which represents the standalone selling price.

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

Variable consideration, such as billings for mileage and from changes in CPI, is excluded from the allocation of consideration at the inception of the contract. Revenues associated with licensing and operating taxes that are billed as incurred based on the contract arrangement are also excluded from the allocation of consideration at contract inception and allocated as earned. The variable consideration and licensing and operating tax revenues are allocated to the lease and maintenance components based on the same allocation percentages at contract inception (or the most recent contract modification) when earned.

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

Leases as Lessee

We lease facilities, revenue earning equipment, material handling equipment, automated washing machines, vehicles and office equipment. We determine if an arrangement is or contains a lease at inception. Effective with the adoption of Topic 842, we have established right-of-use (ROU) assets, which represent our right to use an underlying asset for the lease term and lease liabilities, which represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term at commencement

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

date. As most of our leases do not provide an implicit rate of return, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. Operating lease ROU assets also exclude lease incentives received. We pay variable lease charges related to property taxes, insurance and maintenance as well as changes in CPI for leased facilities; equipment usage for revenue earning equipment, automated washing machines, vehicles and office equipment; and hours of operation for material handling equipment. For leases with a term of 12 months or less, with the exception of our real estate leases, we recognize lease payments in our income statement on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments is incurred.

Lease terms for the facilities are generally three to five years with one or more five-year renewal options and the lease terms for revenue earning equipment, material handling equipment, automated washing machines and vehicles typically range from three to seven years typically with no extension options. For purposes of calculating ROU assets and operating lease liabilities, lease terms may be deemed to include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Macroeconomic conditions is the primary factor used to estimate whether an option to extend a lease term will be exercised or not. None of our leasing arrangements contain restrictive financial covenants. Certain of our material handling equipment leases have residual value guarantees. We recorded operating lease ROU assets and finance lease assets totaling approximately $239 million and $245 million as of June 30, 2019 and December 31, 2018, respectively, related to leases as lessee. Refer to Note 6, "Leases".

2. RECENT ACCOUNTING PRONOUNCEMENTS

Cloud Computing Arrangements

In August 2018, the Financial Accounting Standards Board (FASB) issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal Use Software (Topic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which amends Accounting Standards Codification (ASC) 350-40 to address a customer’s accounting for implementation costs incurred in a cloud computing arrangement (CCA) that is a service contract. ASU 2018-15 aligns the accounting for costs incurred to implement a CCA that is a service arrangement with the guidance on capitalizing costs associated with developing or obtaining internal-use software. The standard is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. Entities are permitted to apply either a retrospective or prospective approach to adopt the guidance. We are currently evaluating the impact of the adoption of this update on our consolidated financial position, results of operations, and cash flows.

Derivatives and Hedging

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815). This pronouncement, along with ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments issued to clarify certain provisions of these ASUs, simplifies and clarifies the accounting and disclosure for hedging activities by more closely aligning the results of cash flow and fair value hedge accounting with the risk management activities of an entity. The amendments in this update are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018, with early adoption permitted. We adopted this standard during the first quarter of 2019 and it did not impact our consolidated financial position, results of operations, or cash flows.

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326). This pronouncement, along with subsequent ASUs issued to clarify certain provisions of ASU 2016-13, modifies the measurement of expected credit losses of certain financial instruments, including our accounts receivable and net investments in sales-type leases. Among other things, these amendments require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The standard is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The standard requires a cumulative-effect adjustment to the statement of financial position as of the beginning of the first reporting period in which the guidance is effective. Periods

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

prior to the adoption date that are presented for comparative purposes are not adjusted. We are currently evaluating the impact of the adoption of this update on our consolidated financial position, results of operations, and cash flows.

Leases

In February 2016, the FASB issued Topic 842, which sets out the principles for the identification, measurement, recognition, presentation and disclosure of leases. The FASB issued a number of subsequent updates to the standard. Topic 842 impacts the accounting for both lessors and lessees. We have adopted the standard effective January 1, 2019, using the modified retrospective transition method and initial application date of January 1, 2017. For all our facilities and equipment that we lease, we have elected the practical expedient to combine lease and non-lease components. For our existing operating and finance leases that commenced before the date of initial application where we are the lessee, we have made an accounting policy election to use the incremental borrowing rate for our leases considering the remaining lease term and remaining minimum rental payments. After lease commencement of our operating leases where we are the lessee, unless the ROU assets are impaired, we have made an accounting policy election to subsequently measure operating lease ROU assets by amortizing the ROU assets, calculated as the difference between the straight line cost for the period (including amortization of initial direct costs) and the periodic accretion of the lease liability using the effective interest method. In calculating the change in ROU assets from a lease modification that decreases our rights as lessee to use one or more underlying assets, we have made an accounting policy election of remeasuring the ROU asset based on how much of the original right of use remains after modification.

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

The standard requires lessees to classify leases as either finance or operating leases. This classification determines whether the related expense is recognized based on asset amortization and interest on the obligation (finance leases) or on a straight-line basis over the term of the lease (operating lease). We recorded a ROU asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. We have elected the practical expedient in Topic 842 to not apply these recognition requirements to leases with a term of 12 months or less with the exception of our real estate leases. Instead we recognize the lease payments on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments is incurred.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

Adoption of the new lease standard impacted our previously reported Consolidated Condensed Statements of Earnings and Comprehensive Income as follows (in millions, except per share amounts):

	Three months ended June 30, 2018				Six months ended June 30, 2018

	As Previously	Lessor	Lessee and Other		As Previously	Lessor	Lessee and Other
	Reported	Adjustments (1)	Adjustments (1)	As Revised	Reported	Adjustments (1)	Adjustments (1)	As Revised
Lease & related maintenance and rental revenues	$858.0	0.3	0.3	858.6	$1,682.3	0.7	0.6	1,683.6
Total revenues	2,089.3	0.3	0.3	2,089.9	3,992.8	0.7	0.6	3,994.1

Cost of lease & related maintenance and rental	636.4	(3.6)	—	632.8	1,255.6	(7.2)	—	1,248.4
Cost of services (2)	906.0	—	2.0	908.1	1,693.3	—	3.6	1,696.9
Other operating expenses	30.9	—	(0.3)	30.7	64.4	—	(0.8)	63.7
Selling, general and administrative expenses (2)	212.9	0.8	(1.1)	212.6	421.8	0.1	(1.4)	420.4
Used vehicle sales, net	6.0	(0.5)	—	5.6	13.4	(0.4)	—	13.0
Interest expense	42.4	—	0.4	42.8	80.2	—	0.8	80.9
Restructuring and other items, net (2)	3.6	(0.2)	(0.6)	2.8	19.4	—	(1.5)	17.9
Earnings from continuing operations before income taxes	98.3	3.8	(0.2)	101.9	146.4	8.3	(0.1)	154.6
Provision for income taxes	54.8	1.0	—	55.7	68.9	2.2	—	71.1
Earnings from continuing operations	43.5	2.8	(0.2)	46.2	77.5	6.1	(0.1)	83.5
Net earnings	42.3	2.8	(0.2)	44.9	75.8	6.1	(0.1)	81.8

Comprehensive income	4.9	4.3	—	9.2	55.9	7.6	—	63.4

Earnings per common share - Basic
Continuing operations	$0.83	0.05	—	0.88	$1.47	0.12	—	1.59
Net earnings	$0.80	0.05	—	0.85	$1.44	0.12	—	1.56

Earnings per common share - Diluted
Continuing operations	$0.82	0.05	—	0.87	$1.46	0.12	—	1.58
Net earnings	$0.80	0.05	—	0.85	$1.43	0.12	—	1.55
————————————

(1)
We determined that in a prior period certain lessor arrangements of revenue earning equipment historically accounted for as operating leases should have been accounted for as direct financing leases. Additionally, we evaluated our leases for classification and determined that certain lessee arrangements, primarily real estate leases, historically accounted for as operating leases should have been accounted for as capital leases. The prior period error was corrected by reducing "Lease & related maintenance and rental revenues" by approximately $4.4 million and $9.1 million during the three and six months ended June 30, 2018, respectively. We also reduced depreciation expense (included in "Cost of lease & related maintenance and rental") by approximately $4.4 million and $9.1 million during the three and six months ended June 30, 2018, respectively. We concluded these errors were not material to any of our previously issued consolidated financial statements.

(2)	Adjustments primarily reflects the reclassification of our Singapore operations into "Restructuring and other items, net," that were shut down during 2019.
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

————————————

(1)
We determined that in a prior period certain lessor arrangements of revenue earning equipment historically accounted for as operating leases should have been accounted for as direct financing leases. Additionally, we evaluated our leases for classification and determined that certain lessee arrangements, primarily real estate leases, historically accounted for as operating leases should have been accounted for as capital leases. The prior period error was corrected by increasing "Receivables, net" by approximately $24 million and also increasing sales-type leases and other assets by approximately $65 million and reducing "Revenue earning equipment, net" by $83 million. We concluded these errors were not material to any of our previously issued consolidated financial statements.

Note: Amounts may not be additive due to rounding.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

Adoption of the new lease standard impacted our previously reported Consolidated Condensed Statements of Cash Flows as follows (in millions):

	Six months ended June 30, 2018
	As Previously Reported	New Lease Standard Adjustments	As Revised
Net earnings	$75.8	6.0	81.8
Earnings from continuing operations	77.5	6.0	83.5
Depreciation expense	681.3	(5.8)	675.5
Used vehicle sales, net	13.4	(0.4)	13.0
Amortization expense and other non-cash charges, net	15.7	53.4	69.1
Deferred income tax expense	79.9	2.2	82.1
Collections on sales-type leases and other items	—	43.2	43.2
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(15.2)	(46.3)	(61.5)
Accrued expenses and other non-current liabilities	(62.7)	(7.8)	(70.5)
Net cash provided by operating activities from continuing operations	820.3	44.5	864.8
Debt repaid	(446.7)	(5.0)	(451.7)
Net cash provided by financing activities from continuing operations	519.1	(5.0)	514.1
Collections on direct finance leases and other items	39.4	(39.4)	—
Net cash used in investing activities from continuing operations	(1,348.9)	(39.4)	(1,388.3)

Note: Amounts may not be additive due to rounding.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

3. REVENUE

Disaggregation of Revenue

The following tables disaggregate our revenue recognized in accordance with both Topic 842 and Topic 606 by primary geographical market, major product/service lines, and industry. During 2019, we adopted Topic 842 and have retrospectively adjusted 2018 for the impact of this new standard.

Primary Geographical Markets

	Three months ended June 30, 2019
	FMS	DTS	SCS	Eliminations	Total
	(In thousands)
United States	$1,238,631	362,244	539,623	(152,010)	1,988,488
Canada	76,390	—	53,545	(5,462)	124,473
Europe	75,889	—	—	—	75,889
Mexico	—	—	56,143	—	56,143
Singapore	—	—	—	—	—
Total revenue	$1,390,910	362,244	649,311	(157,472)	2,244,993

	Three months ended June 30, 2018
	FMS	DTS	SCS	Eliminations	Total
	(In thousands)
United States (1)	1,139,742	330,622	500,341	(135,569)	1,835,136
Canada	75,494	—	47,747	(5,402)	117,839
Europe	80,493	—	—	—	80,493
Mexico (1)	—	—	50,070	—	50,070
Singapore	—	—	6,366	—	6,366
Total revenue	1,295,729	330,622	604,524	(140,971)	2,089,904
————————————
(1) 2018 SCS total revenue amounts for the United States and Mexico include reclassifications to conform to the current period presentation.

	Six months ended June 30, 2019
	FMS	DTS	SCS	Eliminations	Total
	(In thousands)
United States	$2,437,574	711,865	1,069,016	(303,173)	3,915,282
Canada	150,404	—	103,253	(10,863)	242,794
Europe	154,531	—	—	—	154,531
Mexico	—	—	109,420	—	109,420
Singapore	—	—	3,293	—	3,293
Total revenue	$2,742,509	711,865	1,284,982	(314,036)	4,425,320

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

	Six months ended June 30, 2018
	FMS	DTS	SCS	Eliminations	Total
	(In thousands)
United States (1)	2,225,189	629,592	902,223	(263,285)	3,493,719
Canada	150,301	—	90,841	(10,208)	230,934
Europe	163,289	—	—	—	163,289
Mexico (1)	—	—	94,102	—	94,102
Singapore	—	—	12,065	—	12,065
Total revenue	2,538,779	629,592	1,099,231	(273,493)	3,994,109
————————————
(1) 2018 SCS total revenue amounts for the United States and Mexico include reclassifications to conform to the current period presentation.

Major Products/Service Lines

	Three months ended June 30, 2019
	FMS	DTS	SCS	Eliminations	Total
	(In thousands)
ChoiceLease	$765,312	—	—	(70,547)	694,765
SelectCare	136,360	—	—	(11,811)	124,549
Commercial rental	253,871	—	—	(14,803)	239,068
Fuel	212,371	—	—	(60,311)	152,060
Other	22,996	—	—	—	22,996
DTS	—	362,244	—	—	362,244
SCS	—	—	649,311	—	649,311
Total revenue	$1,390,910	362,244	649,311	(157,472)	2,244,993

	Three months ended June 30, 2018
	FMS	DTS	SCS	Eliminations	Total
	(In thousands)
ChoiceLease	701,055	—	—	(62,608)	638,447
SelectCare	125,266	—	—	(9,841)	115,425
Commercial rental	232,425	—	—	(12,282)	220,143
Fuel	215,230	—	—	(56,240)	158,990
Other	21,753	—	—	—	21,753
DTS	—	330,622	—	—	330,622
SCS	—	—	604,524	—	604,524
Total revenue	1,295,729	330,622	604,524	(140,971)	2,089,904

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

	Six months ended June 30, 2019
	FMS	DTS	SCS	Eliminations	Total
	(In thousands)
ChoiceLease	$1,513,890	—	—	(138,738)	1,375,152
SelectCare	272,139	—	—	(24,062)	248,077
Commercial rental	490,019	—	—	(31,779)	458,240
Fuel	420,237	—	—	(119,457)	300,780
Other	46,224	—	—	—	46,224
DTS	—	711,865	—	—	711,865
SCS	—	—	1,284,982	—	1,284,982
Total revenue	$2,742,509	711,865	1,284,982	(314,036)	4,425,320

	Six months ended June 30, 2018
	FMS	DTS	SCS	Eliminations	Total
	(In thousands)
ChoiceLease	1,391,957	—	—	(122,985)	1,268,972
SelectCare	247,139	—	—	(19,185)	227,954
Commercial rental	436,955	—	—	(22,346)	414,609
Fuel	419,037	—	—	(108,977)	310,060
Other	43,691	—	—	—	43,691
DTS	—	629,592	—	—	629,592
SCS	—	—	1,099,231	—	1,099,231
Total revenue	2,538,779	629,592	1,099,231	(273,493)	3,994,109

Industry

Our SCS business segment includes revenue from the below industries:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In thousands)
Automotive	$261,288	231,886	$514,967	439,678
Technology and healthcare	110,054	114,388	223,723	217,485
CPG and retail	225,582	197,694	442,679	333,052
Industrial and other	52,387	60,556	103,613	109,016
Total revenue	$649,311	604,524	$1,284,982	1,099,231

Contract Balances

We record a receivable related to revenue recognized when we have an unconditional right to invoice. There were no material contract assets as of June 30, 2019 or December 31, 2018. Trade receivables were $1.07 billion and $1.09 billion at June 30, 2019 and December 31, 2018, respectively. Impairment losses on receivables were not material during the second quarters of 2019 and 2018.

Contract liabilities primarily relate to payments received in advance of performance under the contract. Changes in contract liabilities are due to our performance under the contract. The amount of deferred revenue as of January 1, 2019 recognized during the three and six months ended June 30, 2019 was $43 million and $101 million, respectively. In addition, we deferred

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

consideration of $45 million and $102 million received in advance of performance during the three and six months ended June 30, 2019, respectively, resulting in an increase in deferred revenue. Refer to Note 5, "Accrued Expenses and Other Liabilities," for additional information on deferred revenue.

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized (“contracted not recognized revenue”). Contracted not recognized revenue includes deferred revenue and amounts for full service ChoiceLease maintenance revenue that will be recognized as revenue in future periods as we provide maintenance services to our customers. Contracted not recognized revenue excludes variable consideration as it is not included in the transaction price consideration allocated at contract inception. Contracted not recognized revenue was $2.8 billion as of June 30, 2019.

Costs to Obtain and Fulfill a Contract

We capitalize incremental sales commissions paid as a result of obtaining ChoiceLease, DTS and SCS service contracts as contract costs. Capitalized sales commissions totaled $106 million and $107 million at June 30, 2019 and December 31, 2018, respectively. Capitalized sales commissions include initial direct costs of our leases of $53 million at both June 30, 2019 and December 31, 2018. Capitalized sales commissions are presented in “Sales-type leases and other assets” in our Consolidated Condensed Balance Sheets.

Capitalized sales commissions related to our ChoiceLease product are amortized based on the same pattern that the revenue is recognized for the underlying lease or non-lease components of the contract; generally on a straight-line basis for the lease component and consistent with the estimated pattern of maintenance costs for the non-lease component. We allocate the ChoiceLease commissions to the lease and non-lease components based on the same allocation of the contract consideration. The amortization period aligns with the term of our contract, which typically ranges from three to seven years, and amortization expense is included in “Selling, general and administrative expenses” in our Consolidated Condensed Statements of Earnings.

Capitalized sales commissions related to our DTS and SCS service contracts are amortized based on the same pattern that the revenue is recognized for the underlying contracts. This generally results in a straight-line amortization as the amount of revenue billed to the customer under DTS and SCS contracts corresponds directly with the value to the customer of our performance completed to date. The amortization period aligns with the expected term of the contract, which typically ranges from three to five years, and amortization expense is included in “Selling, general and administrative expenses” in our Consolidated Condensed Statement of Earnings.

For the three months ended June 30, 2019 and 2018, the amount of amortization was $11 million and $9 million, respectively. For the six months ended June 30, 2019 and 2018, the amount of amortization was $22 million and $17 million, respectively.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

4. REVENUE EARNING EQUIPMENT, NET

	June 30, 2019			December 31, 2018
	Cost	Accumulated Depreciation	Net Book Value (1)	Cost	Accumulated Depreciation	Net Book Value (1)
	(In thousands)
Held for use:
ChoiceLease	$11,791,913	(3,833,796)	7,958,117	10,824,989	(3,645,655)	7,179,334
Commercial rental	3,475,933	(1,041,299)	2,434,634	3,152,908	(1,047,346)	2,105,562
Held for sale	615,699	(447,439)	168,260	467,093	(336,028)	131,065
Total	$15,883,545	(5,322,534)	10,561,011	14,444,990	(5,029,029)	9,415,961
 ————————————

(1)
Revenue earning equipment, net includes vehicles under finance leases of $13 million, less accumulated depreciation of $7 million, at June 30, 2019, and $23 million, less accumulated depreciation of $13 million, at December 31, 2018.

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

The following table presents our assets held for sale that are measured at fair value on a nonrecurring basis and considered a Level 3 fair value measurement:

			Total Losses (2)
			Three months ended June 30,		Six months ended June 30,
	June 30, 2019	December 31, 2018	2019	2018	2019	2018
	(In thousands)
Assets held for sale:
Revenue earning equipment (1):
Trucks	$44,059	44,325	$8,740	10,295	$20,287	18,896
Tractors	52,620	35,397	14,053	2,101	19,021	5,478
Trailers	1,691	1,507	1,485	1,605	1,664	3,198
Total assets at fair value	$98,370	81,229	$24,278	14,001	$40,972	27,572
 ————————————

(1)
Assets held for sale in the above table only include the portion of revenue earning equipment held for sale where net book values exceeded fair values and fair value adjustments were recorded. The net book value of assets held for sale that were less than fair value was $70 million and $50 million as of June 30, 2019 and December 31, 2018, respectively.

(2)	Total losses represent fair value adjustments for all vehicles reclassified to held for sale throughout the period for which fair value was less than net book value.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

The components of used vehicle sales, net were as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In thousands)
Gains on vehicle sales, net	$(6,138)	(8,442)	$(14,615)	(14,582)
Losses from fair value adjustments	24,278	14,001	40,972	27,572
Used vehicle sales, net	$18,140	5,559	$26,357	12,990

We own the majority of our revenue earning equipment. Revenue earning equipment that we lease as a lessee are immaterial, and are therefore not separately disclosed from owned revenue earning equipment.

5. ACCRUED EXPENSES AND OTHER LIABILITIES

	June 30, 2019			December 31, 2018
	Accrued Expenses	Non-Current Liabilities	Total	Accrued Expenses	Non-Current Liabilities	Total
	(In thousands)
Salaries and wages	$113,119	—	113,119	149,629	—	149,629
Deferred compensation	5,978	60,372	66,350	4,524	55,279	59,803
Pension benefits	3,772	462,699	466,471	3,754	456,979	460,733
Other postretirement benefits	1,395	18,504	19,899	1,387	18,097	19,484
Other employee benefits	12,683	—	12,683	28,370	—	28,370
Insurance obligations (1)	151,643	266,134	417,777	139,314	247,552	386,866
Operating taxes	105,400	—	105,400	100,399	—	100,399
Income taxes	2,043	20,747	22,790	3,491	18,477	21,968
Interest	45,957	—	45,957	39,522	—	39,522
Deposits, mainly from customers	81,149	3,319	84,468	80,401	3,390	83,791
Operating lease liabilities	71,687	137,647	209,334	73,422	137,384	210,806
Deferred revenue (2)	166,067	418,084	584,151	160,902	421,176	582,078
Restructuring liabilities (3)	3,316	—	3,316	7,595	—	7,595
Other	55,667	43,784	99,451	55,029	44,291	99,320
Total	$819,876	1,431,290	2,251,166	847,739	1,402,625	2,250,364
 ————————————

(1)	Insurance obligations are primarily comprised of self-insured claim liabilities.

(2)	Deferred revenue is primarily related to the non-lease maintenance services component of our ChoiceLease product line.

(3)
The reduction in restructuring liabilities from December 31, 2018 principally represents cash payments for employee termination costs. The majority of the balance remaining in restructuring liabilities is expected to be paid by the end of 2019.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

6. LEASES
Leases as Lessor

The components of lease income were as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In thousands)
Operating leases
Lease income related to lease payments	$374,550	335,330	$734,859	669,697
Lease income related to commercial rental (1)	239,068	220,143	458,240	414,609

Sales type leases
Interest income related to net investment in leases	10,432	9,723	21,888	19,520

Variable lease income excluding commercial rental (1)	58,409	56,406	113,848	108,633
————————————

(1)
Lease income related to commercial rental includes both fixed and variable lease income. Variable lease income is approximately 15% to 25% of total commercial rental income based on management's internal estimates.

The components of net investment in sales-type leases were as follows:

	June 30, 2019	December 31, 2018
	(In thousands)
Net investment in the lease — lease payment receivable	$526,002	505,057
Net investment in the lease — unguaranteed residual value in assets	48,617	46,209
	$574,619	551,266

————————————
Note: The net investment in the sales-type lease shown above are included in "Receivables, net" and "Sales-type leases and other assets" in the Consolidated Condensed Balance Sheets.

Maturities of sales-type lease receivables were as follows:

	June 30, 2019	December 31, 2018
	(In thousands)
2019 (remaining six months ending December 31, 2019)	$71,381	133,557
2020	151,558	136,924
2021	128,020	114,983
2022	100,502	85,146
2023	67,684	52,161
Thereafter	109,911	78,935

Total undiscounted cash flows	629,056	601,706
Present value of lease payments (recognized as lease receivables)	(526,002)	(505,057)
Difference between undiscounted cash flows and discounted cash flows	$103,054	96,649

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

Maturities of operating lease payments were as follows:

	June 30, 2019	December 31, 2018
	(In thousands)
2019 (remaining six months ending December 31, 2019)	$664,943	1,159,851
2020	1,119,707	892,721
2021	861,960	646,008
2022	593,681	421,050
2023	387,060	249,255
Thereafter	389,575	203,632

Total undiscounted cash flows	$4,016,926	3,572,517

Leases as Lessee
The components of lease expense were as follows:

		Three months ended June 30,		Six months ended June 30,
	Classification	2019	2018	2019	2018
		(In thousands)
Finance lease cost
Amortization of right-of-use assets	Other operating expenses, SG&A	$3,312	3,432	$6,522	6,982
Interest on lease liabilities	Interest expense	635	600	1,278	1,197
Operating lease cost	Other operating expenses, SG&A	23,638	21,756	46,856	41,443
Short-term lease and other	Other operating expenses, SG&A	2,965	831	4,089	1,813
Variable lease cost	Other operating expenses, SG&A	2,584	2,092	5,600	4,445
Sublease income	Cost of lease & related maintenance and rental, cost of services	(5,686)	(6,196)	(11,510)	(12,560)
Total lease cost		$27,448	22,515	$52,835	43,320

Supplemental cash flow information related to leases was as follows:

	Six months ended June 30,
	2019	2018
	(In thousands)
Cash paid for amounts included in measurement of liabilities
Operating cash flows from finance leases	$1,278	1,197
Operating cash flows from operating leases	46,438	40,885
Financing cash flows from finance leases	10,648	8,415
Right-of-use assets obtained in exchange for lease obligations:
Finance leases	6,633	9,906
Operating leases	40,911	52,714

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

Supplemental balance sheet information relates to leases was as follows:

	Classification	June 30, 2019	December 31, 2018
		(In thousands)
Assets
Operating lease right-of-use assets	Sales-type leases and other assets	$201,717	203,834
Finance lease assets	Operating property and equipment, net and revenue earning equipment, net	37,060	41,647
Total leased assets		$238,777	245,481

Liabilities
Current
Operating	Accrued expenses and other current liabilities	$71,687	73,422
Finance	Short-term debt and current portion of long-term debt	11,070	14,543

Noncurrent
Operating	Other non-current liabilities	137,647	137,384
Finance	Long-term debt	33,283	32,909
Total lease liabilities		$253,687	258,258

	June 30, 2019	December 31, 2018
	(In thousands)
Weighted-average remaining lease term
Operating	4 years	4 years
Finance	7 years	7 years
Weighted-average discount rate
Operating	3.8%	3.7%
Finance	8.0%	8.0%

Maturities of operating and finance lease liabilities were as follows:

	Operating Leases	Finance Leases	Total
	(In thousands)
2019 (remaining six months ending December 31, 2019)	$42,116	7,239	49,355
2020	65,810	11,465	77,275
2021	46,334	9,720	56,054
2022	33,184	7,007	40,191
2023	16,897	4,601	21,498
Thereafter	21,354	13,703	35,057
Total lease payments	225,695	53,735	279,430
Less: Imputed Interest	(16,361)	(9,382)	(25,743)
Present value of lease liabilities	$209,334	44,353	253,687

As of June 30, 2019, we have entered into additional facility and equipment operating leases that have not yet commenced of $7 million and $3 million, respectively. The operating leases will commence in 2019 with lease terms of generally 3 to 5 years.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

7. DEBT

	Weighted-Average Interest Rate
	June 30, 2019	December 31, 2018	Maturities	June 30, 2019	December 31, 2018
				(In thousands)
Short-term debt and current portion of long-term debt:
Short-term debt	1.60%	2.69%		$238,370	81,522
Current portion of long-term debt, including finance leases				814,849	855,609
Total short-term debt and current portion of long-term debt				1,053,219	937,131
Long-term debt:
U.S. commercial paper (1)	2.69%	2.78%	2023	754,864	454,397
Canadian commercial paper (1)	2.00%	2.28%	2023	106,583	123,491
Trade receivables program	—%	3.15%	2020	—	200,000
Global revolving credit facility	2.71%	2.25%	2023	6,089	12,581
Unsecured U.S. notes — Medium-term notes (1)(2)	3.28%	3.22%	2019-2025	5,413,106	4,853,496
Unsecured U.S. obligations	3.40%	3.50%	2024	200,000	50,000
Unsecured foreign obligations	2.98%	1.61%	2021-2024	65,276	216,719
Asset-backed U.S. obligations (3)	2.49%	2.37%	2019-2026	866,093	627,707
Finance lease obligations	7.96%	7.97%	2019-2073	44,353	47,452
Total long-term debt				7,456,364	6,585,843
Debt issuance costs				(22,455)	(18,088)
				7,433,909	6,567,755
Current portion of long-term debt, including finance leases				(814,849)	(855,609)
Long-term debt				6,619,060	5,712,146
Total debt				$7,672,279	6,649,277
 ————————————

(1)	Amounts are net of unamortized original issue discounts of $7 million at June 30, 2019 and December 31, 2018, respectively.

(2)
Amounts are inclusive of fair market value adjustments on notes subject to hedging of $1 million and $10 million at June 30, 2019 and December 31, 2018, respectively. The notional amount of the executed interest rate swaps designated as fair value hedges was $625 million and $725 million at June 30, 2019 and December 31, 2018, respectively. Refer to Note 8, "Derivatives," for additional information.

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

The credit facility is primarily used to finance working capital but can also be used to issue up to $75 million in letters of credit (there were no letters of credit outstanding against the facility at June 30, 2019). At our option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. The credit facility contains no provisions limiting its availability in the event of a material adverse change to Ryder’s business operations; however, the credit facility does contain standard representations and warranties, events of default, cross-default provisions and certain affirmative and negative covenants.

In order to maintain availability of funding, we must maintain a ratio of debt to consolidated net worth of less than or equal to 300%. Net worth, as defined in the credit facility, represents shareholders' equity excluding any accumulated other comprehensive income or loss associated with our pension and other postretirement plans. The ratio at June 30, 2019, was 209%. At June 30, 2019, $501 million was available under the credit facility.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

Our global revolving credit facility enables us to refinance short-term obligations on a long-term basis. Short-term commercial paper obligations not required for working capital needs are classified as long-term as we have both the intent and ability to refinance on a long-term basis. In addition, we have the intent and ability to refinance the current portion of certain long-term debt on a long-term basis. At June 30, 2019, we classified $861 million of short-term commercial paper and $400 million of the current portion of long-term debt as long-term debt. At December 31, 2018, we classified $578 million of short-term commercial paper, $200 million of trade receivables borrowings, $250 million of the current portion of long-term debt and $50 million of short-term debt as long-term debt.

In May 2019, we issued $550 million of unsecured medium-term notes maturing in June 2022. In February 2019, we issued $600 million of unsecured medium-term notes maturing in March 2024. The proceeds from these notes were used to pay off maturing debt and for general corporate purposes. If these notes are downgraded below investment grade following, and as a result of, a change in control, the note holders can require us to repurchase all or a portion of the notes at a purchase price equal to 101% of principal value plus accrued and unpaid interest.

In the second quarter of 2019, we executed a $50 million bank term loan maturing in April 2024 in one of our Canadian subsidiaries. In the first quarter of 2019, we executed two $100 million bank term loans maturing in February and March of 2024. The proceeds from these loans were used to pay off maturing debt and for general corporate purposes.

In May 2019, we received $298 million from financing transactions backed by a portion of our revenue earning equipment. The proceeds from these transactions were used for general corporate purposes. We have provided end of term guarantees for the residual value of the revenue earning equipment in these transactions. The transaction proceeds, along with the end of term residual value guarantees, have been included within "asset-backed U.S. obligations" in the preceding table.

We have a trade receivables purchase and sale program, pursuant to which we sell certain of our domestic trade accounts receivable to a bankruptcy remote, consolidated subsidiary of Ryder, that in turn sells, on a revolving basis, an ownership interest in certain of these accounts receivable to a committed purchaser. The subsidiary is considered a VIE and is consolidated based on our control of the entity’s activities. We use this program to provide additional liquidity to fund our operations, particularly when it is cost effective to do so. The costs under the program may vary based on changes in interest rates. The available proceeds that may be received under the program are limited to $225 million. If no event occurs that causes early termination, the 364-day program will expire on June 11, 2020. The program contains provisions restricting its availability in the event of a material adverse change to our business operations or the collectibility of the collateralized receivables. Sales of receivables under this program are accounted for as secured borrowings based on our continuing involvement in the transferred assets. No amounts were outstanding under the program at June 30, 2019. At December 31, 2018, $200 million was outstanding under the program.

At June 30, 2019 and December 31, 2018, we had letters of credit and surety bonds outstanding totaling $373 million and $375 million, respectively, which primarily guarantee the payment of insurance claims.

The fair value of total debt (excluding capital lease and asset-backed U.S. obligations) at June 30, 2019 and December 31, 2018, was approximately $6.89 billion and $5.97 billion, respectively. For publicly-traded debt, estimates of fair value were based on market prices. For other debt, fair value was estimated based on a model-driven approach using rates currently available to us for debt with similar terms and remaining maturities. The fair value measurements of our publicly-traded debt and other debt were classified within Level 2 of the fair value hierarchy. The carrying amounts reported in the Consolidated Condensed Balance Sheets for “Cash and cash equivalents,” “Receivables, net” and “Accounts payable” approximate fair value because of the immediate or short-term maturities of these financial instruments.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

8. DERIVATIVES

From time to time, we enter into interest rate derivative contracts to manage our fixed and variable interest rate exposure and to better match the repricing of debt instruments to that of our portfolio of assets. We assess the risk that changes in interest rates will have either on the fair value of debt obligations or on the amount of future interest payments by monitoring changes in interest rate exposures and by evaluating hedging opportunities. We regularly monitor interest rate risk attributable to both our outstanding or forecasted debt obligations as well as any offsetting hedge positions. This risk management process involves the use of analytical techniques, including cash flow sensitivity analysis, to estimate the expected impact of changes in interest rates on our future cash flows. Our derivative instruments are measured at fair value on a recurring basis using Level 2 inputs.

As of June 30, 2019, we had interest rate swaps outstanding that are designated as fair value hedges for certain debt obligations, with a total notional value of $625 million and maturities through 2022. The fair value of these interest rate swaps was not material as of June 30, 2019. The fair value of these interest rate swaps was a liability of $10 million as of December 31, 2018 (presented in "Other non-current liabilities" in our Consolidated Condensed Balance Sheets). Changes in the fair value of our interest rate swaps were offset by changes in the fair value of the hedged debt instruments. Accordingly, there was no ineffectiveness related to the interest rate swaps.

As of June 30, 2019, we had interest rate swaps outstanding that are designated as cash flow hedges for certain debt obligations, with a total notional value of $215 million and maturities through 2024. The fair value of these interest rate swaps was a liability of $7 million as of June 30, 2019 (presented in "Other non-current liabilities" in our Consolidated Condensed Balance Sheets). The fair value of these interest rate swaps was not material as of December 31, 2018. There was no ineffectiveness related to the interest rate swaps.

During the second quarter of 2019, we entered into a cross-currency interest rate swap to manage the interest rate risk and foreign currency exchange risk associated with a floating-rate foreign currency-denominated borrowing by a Canadian subsidiary, with a total notional value of U.S. $50 million and a maturity date in April 2024. The cross-currency interest rate swap has been designated as a cash flow hedge. The fair value was not material as of June 30, 2019.

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

During the six months ended June 30, 2019 and 2018, we repurchased approximately 345,000 shares for $21 million and 234,000 shares for $17 million, respectively.

10. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following summary sets forth the components of accumulated other comprehensive loss, net of tax:

	Currency Translation Adjustments and Other	Net Actuarial Loss (1)	Prior Service (Cost)/ Credit (1)	Accumulated Other Comprehensive Loss
	(In thousands)
December 31, 2018	$(199,713)	(700,384)	(11,537)	(911,634)
Amortization	—	11,173	277	11,450
Other current period change	7,999	(7,203)	—	796
June 30, 2019	$(191,714)	(696,414)	(11,260)	(899,388)

	Currency Translation Adjustments and Other	Net Actuarial Loss (1)	Prior Service Credit (1)	Accumulated Other Comprehensive Loss
	(In thousands)
December 31, 2017	(143,773)	(560,153)	(6,910)	(710,836)
Amortization	—	10,587	169	10,756
Other current period change	(28,233)	(903)	—	(29,136)
Adoption of new accounting standard (2)	—	(98,987)	(1,580)	(100,567)
June 30, 2018	(172,006)	(649,456)	(8,321)	(829,783)
_______________________

(1)	These amounts are included in the computation of net pension expense. See Note 13, "Employee Benefit Plans," for additional information.

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

The gain from currency translation adjustments in the six months ended June 30, 2019 of $8 million was primarily due to the strengthening Canadian Dollar against the U.S. Dollar offset by the weakening of the British Pound against the U.S. Dollar. The loss from currency translation adjustments in the six months ended June 30, 2018 of $28 million was primarily due to the weakening of the British Pound and Canadian Dollar against the U.S. Dollar.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

11. EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per common share from continuing operations:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In thousands, except per share amounts)
Earnings per share — Basic:
Earnings from continuing operations	$75,452	46,169	$121,342	83,482
Less: Distributed and undistributed earnings allocated to unvested stock	(286)	(168)	(464)	(299)
Earnings from continuing operations available to common shareholders — Basic	$75,166	46,001	$120,878	83,183

Weighted average common shares outstanding — Basic	52,337	52,370	52,377	52,388

Earnings from continuing operations per common share — Basic	$1.44	0.88	$2.31	1.59

Earnings per share — Diluted:
Earnings from continuing operations	$75,452	46,169	$121,342	83,482
Less: Distributed and undistributed earnings allocated to unvested stock	(286)	(168)	(464)	(299)
Earnings from continuing operations available to common shareholders — Diluted	$75,166	46,001	$120,878	83,183

Weighted average common shares outstanding — Basic	52,337	52,370	52,377	52,388
Effect of dilutive equity awards	212	254	218	337
Weighted average common shares outstanding — Diluted	52,549	52,624	52,595	52,725

Earnings from continuing operations per common share — Diluted	$1.43	0.87	$2.30	1.58

Anti-dilutive equity awards not included above	1,724	1,447	1,703	1,247

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

12. SHARE-BASED COMPENSATION PLANS

Share-based incentive awards are provided to employees under the terms of various share-based compensation plans (collectively, the “Plans”). The Plans are administered by the Compensation Committee of the Board of Directors. Awards under the Plans principally include at-the-money stock options and unvested stock. Unvested stock awards include grants of market-based, performance-based and time-vested restricted stock rights. Under the terms of our Plans, dividends on unvested stock are not paid unless the stock award vests. Upon vesting, the amount of the dividends paid is equal to the aggregate dividends declared on common shares during the period from the grant date of the award until the date the shares underlying the award are delivered.

The following table provides information on share-based compensation expense and income tax benefits recognized during the periods:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In thousands)
Stock option and stock purchase plans	$1,656	1,895	$3,475	3,771
Unvested stock	5,867	4,415	11,447	7,881
Share-based compensation expense	7,523	6,310	14,922	11,652
Income tax benefit	(1,374)	(1,068)	(2,534)	(2,229)
Share-based compensation expense, net of tax	$6,149	5,242	$12,388	9,423

Total unrecognized pre-tax compensation expense related to all share-based compensation arrangements at June 30, 2019 was $50 million and is expected to be recognized over a weighted-average period of 2.0 years.

The following table is a summary of the awards granted under the Plans during the periods presented:

	Six months ended June 30,
	2019	2018
	(Shares in thousands)
Stock options	220	347
Performance-based restricted stock rights	228	200
Time-vested restricted stock rights	408	167
Total	856	714

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

13. EMPLOYEE BENEFIT PLANS

Components of net pension expense were as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In thousands)
Pension Benefits
Company-administered plans:
Service cost	$2,783	3,095	$5,815	6,296
Interest cost	21,395	19,098	42,864	38,850
Expected return on plan assets	(22,589)	(25,065)	(45,265)	(50,899)
Amortization of:
Net actuarial loss	7,432	6,914	15,042	14,286
Prior service cost	187	144	366	289
	9,208	4,186	18,822	8,822
Union-administered plans	2,701	2,524	5,158	4,870
Net pension expense	$11,909	6,710	$23,980	13,692

Company-administered plans:
U.S.	$10,659	6,665	$22,132	14,022
Non-U.S.	(1,451)	(2,479)	(3,310)	(5,200)
	9,208	4,186	18,822	8,822
Union-administered plans	2,701	2,524	5,158	4,870
Net pension expense	$11,909	6,710	$23,980	13,692

During the six months ended June 30, 2019, we contributed $16 million to our pension plans. In 2019, the expected total contributions to our pension plans are approximately $34 million. We also maintain other postretirement benefit plans that are not reflected in the above table. The amount of postretirement benefit expense was not material for the three and six months ended June 30, 2019 and 2018.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

14. OTHER ITEMS IMPACTING COMPARABILITY

Our primary measure of segment performance as shown in Note 17, "Segment Reporting," excludes certain items we do not believe are representative of the ongoing operations of the segment. Excluding these items from our segment measure of performance allows for better year over year comparison:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In thousands)
Restructuring and other, net	$5,935	2,774	$8,523	2,382
ERP implementation	3,901	—	7,491	—
Goodwill impairment	—	—	—	15,513
Restructuring and other items, net	9,836	2,774	16,014	17,895
Gain on sale of property	(18,614)	—	(18,614)	—
Total	$(8,778)	2,774	$(2,600)	17,895

During the three and six months ended June 30, 2019 and 2018, the below items were recorded in "Restructuring and other, net" in our Consolidated Condensed Statements of Earnings:

•
Restructuring and other, net - For the three months ended June 30, 2019, this primarily included charges related to cost savings initiatives and the pursuit of a commercial claim. In addition, for the six months ended June 30, 2019, this also included income from our Singapore operations that was shut down during the second quarter of 2019. For the three months ended June 30, 2018, this primarily related to losses from our Singapore operations that was shut down in the second quarter of 2019, transaction costs and restructuring charges related to the acquisitions of MXD and Metro adjustments offset by an adjustment to the restructuring accrual recorded as of December 31, 2017. For the six months ended June 30, 2018, this also included a net benefit for an adjustment to the one-time Tax Reform-related employee bonus accrued as of December 31, 2017.

•	ERP Implementation - Related to charges with the implementation of an Enterprise Resource Planning (ERP) system.

•	Goodwill impairment - Related to an impairment charge of goodwill associated with our FMS Europe reporting unit.

In addition, we recorded a gain on the sale of certain SCS properties during the three months ended June 30, 2019. The gain is reflected within "Miscellaneous Income" in our Consolidated Condensed Statements of Earnings.

Income Taxes
The decrease in the provision for income taxes in the second quarter and in the first half of 2019 primarily reflects an additional tax provision recorded in the second quarter of 2018 to adjust the provisional estimate for the one-time transition tax associated with the 2017 Tax Cuts and Jobs Act.

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

16. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information was as follows:

	Six months ended June 30,
	2019	2018
	(In thousands)
Interest paid	$104,829	72,051
Income taxes paid	10,782	15,109
Changes in accounts payable related to purchases of revenue earning equipment	37,744	75,312
Operating and revenue earning equipment acquired under finance leases	6,633	9,906

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

Our primary measurement of segment financial performance, defined as segment “Earnings Before Tax” (EBT) from continuing operations, includes an allocation of Central Support Services (CSS) and excludes certain other items as discussed in Note 14, "Other Items Impacting Comparability." CSS represents those costs incurred to support all business segments, including finance and procurement, corporate services, human resources, information technology, public affairs, legal, marketing and corporate communications. The objective of the EBT measurement is to provide clarity on the profitability of each business segment and, ultimately, to hold leadership of each segment accountable for their allocated share of CSS costs. Certain costs are not attributable to any segment and remain unallocated in CSS, including costs for investor relations, public affairs and certain executive compensation. CSS costs attributable to the business segments are predominantly allocated to FMS, DTS and SCS as follows:

•	Finance, corporate services, and health and safety — allocated based upon estimated and planned resource utilization;

•	Human resources — allocated under various methods, including based on estimated utilization and number of personnel supported;

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

Segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented. The following tables set forth financial information for each of our segments and provide a reconciliation between segment EBT and earnings from continuing operations before income taxes for the three and six months ended June 30, 2019 and 2018. Prior period segment amounts have been revised to reflect the adoption of ASC 842.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

	FMS	DTS	SCS	Eliminations	Total
	(In thousands)
For the three months ended June 30, 2019
Revenue from external customers	$1,233,438	362,244	649,311	—	2,244,993
Inter-segment revenue	157,472	—	—	(157,472)	—
Total revenue	$1,390,910	362,244	649,311	(157,472)	2,244,993

Segment EBT	$57,746	27,132	45,774	(19,166)	111,486

Unallocated CSS					(10,482)
Non-operating pension costs (1)					(6,713)
Restructuring and other items, net (2)					(9,836)
Gain on sale of property (2)					18,614
Earnings from continuing operations before income taxes					$103,069

Segment capital expenditures paid (3)	$1,161,089	517	12,738	—	1,174,344
Unallocated CSS capital expenditures paid					9,706
Capital expenditures paid					$1,184,050

For the three months ended June 30, 2018
Revenue from external customers	1,154,758	330,622	604,524	—	2,089,904
Inter-segment revenue	140,971	—	—	(140,971)	—
Total revenue	1,295,729	330,622	604,524	(140,971)	2,089,904

Segment EBT	76,556	18,452	36,885	(15,309)	116,584

Unallocated CSS					(11,058)
Non-operating pension costs (1)					(858)
Restructuring and other items, net (2)					(2,774)
Earnings from continuing operations before income taxes					101,894

Segment capital expenditures paid (3)	735,695	393	16,323	—	752,411
Unallocated CSS capital expenditures paid					6,146
Capital expenditures paid					758,557
————————————

(1)	Non-operating pension costs include the amortization of net actuarial loss and prior service costs, interest costs and expected return on plan assets.

(2)	See Note 14, "Other Items Impacting Comparability," for additional information.

(3)	Excludes revenue earning equipment acquired under finance leases.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

	FMS	DTS	SCS	Eliminations	Total
	(In thousands)
For the six months ended June 30, 2019
Revenue from external customers	$2,428,473	711,865	1,284,982	—	4,425,320
Inter-segment revenue	314,036	—	—	(314,036)	—
Total revenue	$2,742,509	711,865	1,284,982	(314,036)	4,425,320

Segment EBT	118,657	44,544	78,091	(36,468)	204,824

Unallocated CSS					(23,029)
Non-operating pension costs (1)					(13,175)
Restructuring and other items, net (2)					(16,014)
Gain on sale of property (2)					18,614
Earnings from continuing operations before income taxes					$171,220

Segment capital expenditures paid (3)	$2,167,218	860	25,494	—	2,193,572
Unallocated CSS capital expenditures paid					17,189
Capital expenditures paid					$2,210,761

For the six months ended June 30, 2018
Revenue from external customers	2,265,286	629,592	1,099,231	—	3,994,109
Inter-segment revenue	273,493	—	—	(273,493)	—
Total revenue	2,538,779	629,592	1,099,231	(273,493)	3,994,109

Segment EBT	130,899	31,504	62,396	(28,581)	196,218

Unallocated CSS					(21,650)
Non-operating pension costs (1)					(2,080)
Restructuring and other items, net (2)					(17,895)
Earnings from continuing operations before income taxes					154,593

Segment capital expenditures paid (3)	1,381,064	642	28,616	—	1,410,322
Unallocated CSS capital expenditures paid					10,979
Capital expenditures paid					1,421,301

————————————

(1)	Non-operating pension costs include the amortization of net actuarial loss and prior service costs, interest costs and expected return on plan assets.

(2)	See Note 14, "Other Items Impacting Comparability," for additional information.

(3)	Excludes revenue earning equipment acquired under capital leases.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the unaudited Consolidated Condensed Financial Statements and notes thereto included under Item 1. As discussed in Note 2, effective January 1, 2019, we adopted ASU No. 2016-02, Leases (Topic 842) using the modified retrospective transition comparative method. We have recast all prior period amounts in this MD&A to conform to the current period presentation based on our adoption of this new accounting standard. Refer to Note 2, "Recent Accounting Pronouncements," for additional information on the revised amounts. In addition, reference should be made to our audited Consolidated Financial Statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2018 Annual Report on Form 10-K.

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

In addition, our results of operations and financial condition are influenced by a number of factors including, but not limited to: customer contracting activity and retention, rental demand, used vehicle sales pricing and demand, maintenance costs, depreciation policy changes, currency exchange rate fluctuations, customer preferences, inflation, fuel and energy prices, general economic conditions, insurance costs, interest rates, labor costs, unemployment, tax rates, changes in accounting or regulatory requirements, and cybersecurity attacks.

This MD&A includes certain non-GAAP financial measures. Please refer to the “Non-GAAP Financial Measures” section of this MD&A for information on the non-GAAP measures included in the MD&A, reconciliations to the most comparable GAAP financial measure and the reasons why we believe each measure is useful to investors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Operating results were as follows:

	Three months ended June 30,		Six months ended June 30,		Change 2019/2018
	2019	2018	2019	2018	Three Months	Six Months
	(In thousands, except per share amounts)
Total revenue	$2,244,993	2,089,904	$4,425,320	3,994,109	7%	11%
Operating revenue (1)	1,812,173	1,639,690	3,571,180	3,183,357	11%	12%

EBT	$103,069	101,894	$171,220	154,593	1%	11%
Comparable EBT (2)	101,004	105,526	181,795	174,568	(4)%	4%
Earnings from continuing operations	75,452	46,169	121,342	83,482	63%	45%
Comparable earnings from continuing operations (2)	73,854	76,843	132,316	127,942	(4)%	3%
Net earnings	75,215	44,908	120,531	81,794	67%	47%

Earnings per common share (EPS) — Diluted
Continuing operations	$1.43	0.87	$2.30	1.58	64%	46%
Comparable (2)	1.40	1.46	2.51	2.42	(4)%	4%
Net earnings	1.43	0.85	2.28	1.55	68%	47%
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

Total revenue increased 7% and operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation) increased 11% in the second quarter of 2019. For the first half of 2019, total revenue increased 11% and operating revenue increased 12%. Revenue for both periods grew in all three business segments reflecting new business and higher volumes. EBT increased 1% and 11% in the three and six months ended June 30, 2019, respectively, reflecting improved operating performance, as well as gains on the sale of SCS properties, offset by lower used vehicle sales results.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

CONSOLIDATED RESULTS

Lease & Related Maintenance and Rental

	Three months ended June 30,		Six months ended June 30,		Change 2019/2018
	2019	2018	2019	2018	Three Months	Six Months
	(Dollars in thousands)
Lease & related maintenance and rental revenues	$933,833	858,590	$1,833,392	1,683,581	9%	9%
Cost of lease & related maintenance and rental	687,540	632,779	1,351,829	1,248,384	9%	8%
Gross margin	246,293	225,811	481,563	435,197	9%	11%
Gross margin %	26%	26%	26%	26%

Lease & related maintenance and rental revenues represent revenues from our ChoiceLease and commercial rental product offerings within our FMS business segment. Revenues increased 9% to $0.9 billion in the second quarter and 9% to $1.8 billion in the first half of 2019, driven by ChoiceLease fleet growth as well as higher prices on replacement vehicles. Lease & related maintenance and rental revenues growth also reflects higher commercial rental revenue driven by higher demand and pricing.

Cost of lease & related maintenance and rental represents the direct costs related to lease & related maintenance and rental revenues. These costs consist of depreciation of revenue earning equipment, maintenance costs (primarily repair parts and labor), and other costs such as licenses, insurance and operating taxes. Cost of lease & related maintenance and rental excludes interest costs from vehicle financing. Cost of lease & related maintenance and rental increased 9% in the second quarter and 8% in the first half of 2019, primarily due to higher depreciation and maintenance costs from larger average lease and rental fleets (both 10% higher in the second quarter). The first half of 2019 also reflected a significant maintenance cost recovery item. Cost of lease & related maintenance and rental also increased by $7.6 million in the second quarter of 2019 and $16.1 million in the first half of 2019, primarily due to higher depreciation as a result of changes in estimated vehicle residual values effective January 1, 2019.

Lease & related maintenance and rental gross margin increased 9% in the second quarter and 11% in the first half of 2019. Lease and rental gross margin as a percentage of revenue remained at 26% in the second quarter and in the first half of 2019. The increase in gross margin dollars in the three and six months ended June 30, 2019 was primarily due to ChoiceLease fleet growth, partially offset by higher depreciation due to changes in estimated vehicle residual values changes and lower commercial rental utilization on a larger rental fleet.

Services

	Three months ended June 30,		Six months ended June 30,		Change 2019/2018
	2019	2018	2019	2018	Three Months	Six Months
	(Dollars in thousands)
Services revenue	$1,159,100	1,072,324	$2,291,148	2,000,468	8%	15%
Cost of services	976,405	908,079	1,948,095	1,696,850	8%	15%
Gross margin	182,695	164,245	343,053	303,618	11%	13%
Gross margin %	16%	15%	15%	15%

Services revenue represents all the revenues associated with our SCS and DTS business segments, as well as SelectCare and fleet support services associated with our FMS business segment. Services revenue increased 8% in the second quarter and 15% in the first half of 2019, primarily driven by new business and increased volumes in DTS and SCS.

Cost of services represents the direct costs related to services revenue and is primarily comprised of salaries and employee-related costs, subcontracted transportation (purchased transportation from third parties), fuel, vehicle liability costs and maintenance costs. Cost of services increased 8% in the second quarter and 15% in the first half of 2019 due to the growth in DTS and SCS.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Services gross margin increased 11% in the second quarter and 13% in the first half of 2019. Service gross margin as a percentage of revenue increased to 16% in the second quarter and remained at 15% in the first half of 2019. The increase in gross margin dollars reflects benefits from new business, increased volumes and improved operating performance in DTS and SCS.

Fuel

	Three months ended June 30,		Six months ended June 30,		Change 2019/2018
	2019	2018	2019	2018	Three Months	Six Months
	(Dollars in thousands)
Fuel services revenue	$152,060	158,990	$300,780	310,060	(4)%	(3)%
Cost of fuel services	148,363	155,551	291,638	302,454	(5)%	(4)%
Gross margin	3,697	3,439	9,142	7,606	8%	20%
Gross margin %	2%	2%	3%	2%

Fuel services revenue represents fuel services provided to our FMS customers. Fuel services revenue decreased 4% in the second quarter and 3% in the first half of 2019, primarily reflecting lower fuel costs passed through to customers, partially offset by higher gallons sold.

Cost of fuel services includes the direct costs associated with providing our customers with fuel. These costs include fuel, salaries and employee-related costs of fuel island attendants and depreciation of our fueling facilities and equipment. Cost of fuel services decreased 5% in the second quarter and 4% in the first half of 2019 as a result of lower revenue.

Fuel services gross margin increased 8% in the second quarter and 20% in the first half of 2019. Fuel services gross margin as a percentage of revenue remained at 2% in the second quarter and increased to 3% in the first half of 2019. Fuel is largely a pass-through to customers for which we realize minimal changes in margin during periods of steady market fuel prices. However, fuel services margin is impacted by sudden increases or decreases in market fuel prices during a short period of time, as customer pricing for fuel is established based on trailing market fuel costs. Fuel services gross margin in the second quarter and in the first half of 2019 was impacted by these price change dynamics as fuel prices fluctuated during the period.

	Three months ended June 30,		Six months ended June 30,		Change 2019/2018
	2019	2018	2019	2018	Three Months	Six Months
	(Dollars in thousands)
Other operating expenses	$29,663	30,687	$63,289	63,662	(3)%	(1)%

Other operating expenses include costs related to our owned and leased facilities within the FMS segment, such as facility depreciation, rent, purchased insurance, utilities and taxes. These facilities are utilized to provide maintenance to our ChoiceLease, commercial rental, and SelectCare customers. Other operating expenses decreased slightly to $30 million in the second quarter and $63 million in the first half of 2019.

	Three months ended June 30,		Six months ended June 30,		Change 2019/2018
	2019	2018	2019	2018	Three Months	Six Months
	(Dollars in thousands)
Selling, general and administrative expenses (SG&A)	$226,416	212,612	$457,741	420,440	6%	9%
Percentage of total revenue	10%	10%	10%	11%

SG&A expenses increased 6% in the second quarter and 9% in the first half of 2019. The increase in SG&A expenses primarily reflects higher compensation-related expenses, as well as growth-related investments in sales, marketing and technology. SG&A expenses as a percentage of total revenue remained flat in the second quarter and decreased to 10% in the first half of 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

	Three months ended June 30,		Six months ended June 30,		Change 2019/2018
	2019	2018	2019	2018	Three Months	Six Months
	(Dollars in thousands)
Non-operating pension costs	$6,713	858	$13,175	2,080	NM	NM

Non-operating pension costs includes the components of our net periodic benefit cost other than service cost. These components include interest cost, expected return on plan assets, amortization of actuarial loss and prior service cost. Non-operating pension costs increased $6 million in the second quarter and $11 million in the first half of 2019 due to unfavorable asset returns in 2018, partially offset by higher interest rates.

	Three months ended June 30,		Six months ended June 30,		Change 2019/2018
	2019	2018	2019	2018	Three Months	Six Months
	(Dollars in thousands)
Used vehicle sales, net	$(18,140)	(5,559)	$(26,357)	(12,990)	NM	NM

The following table presents the used vehicle pricing changes for the second quarter of 2019 and in the first half of 2019 compared with the prior year:

	Proceeds per unit change 2019/2018
	Three Months	Six Months

Tractors	19%	18%
Trucks	(1)%	1%

Used vehicle sales, net includes gains from sales of used vehicles, selling costs associated with used vehicles and write-downs of vehicles to fair market values. Used vehicle sales, net decreased to losses of $18 million in the second quarter of 2019 and $26 million in the first half of 2019, primarily due to higher valuation adjustments on a larger inventory. Average proceeds per unit in the second quarter and in the first half of 2019 increased from the prior year reflecting improved tractor pricing. The increase in tractor pricing was primarily due to improved market pricing. However, based on the demand and market conditions that began late in the second quarter, we expect pricing for our tractors to decrease in the second half of 2019. We will continue to monitor market trends for used vehicle sales pricing throughout the remainder of the year and assess fair values of vehicles expected to be sold in the near term as compared to their carrying values and we will, if required, adjust carrying values for those vehicles accordingly. Refer to Note 4, "Revenue Earning Equipment, net" for additional information.

	Three months ended June 30,		Six months ended June 30,		Change 2019/2018
	2019	2018	2019	2018	Three Months	Six Months
	(Dollars in thousands)
Interest expense	$60,759	42,751	$116,095	80,911	42%	43%
Effective interest rate	3.3%	2.9%	3.2%	2.8%

Interest expense increased 42% in the second quarter and 43% in the first half of 2019, reflecting higher average outstanding debt and a higher effective interest rate. The increase in average outstanding debt reflects higher planned vehicle capital spending. The higher effective interest rate in 2019 reflects the replacement of lower fixed interest rate debt with debt issuances at higher fixed rates as well as the impact on variable rate debt during a higher interest rate environment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

	Three months ended June 30,		Six months ended June 30,		Change 2019/2018
	2019	2018	2019	2018	Three Months	Six Months
	(Dollars in thousands)
Miscellaneous income, net	$21,911	3,640	$30,133	6,150	NM	NM

Miscellaneous income, net consists of investment income on securities used to fund certain benefit plans, interest income, gains from sales of operating property, foreign currency transaction losses and other non-operating items. Miscellaneous income increased to $22 million in the second quarter and $30 million in the first half of 2019. The increases are primarily driven by gains recognized on the sale of SCS properties. The increase for the first half of 2019 was also driven by higher rabbi trust investment income.

	Three months ended June 30,		Six months ended June 30,		Change 2019/2018
	2019	2018	2019	2018	Three Months	Six Months
	(Dollars in thousands)
Restructuring and other items, net	$9,836	2,774	$16,014	17,895	NM	NM

Refer to Note 14, "Other Items Impacting Comparability," in the Notes to the Consolidated Condensed Financial Statements for a discussion of restructuring charges and fees, net.

	Three months ended June 30,		Six months ended June 30,		Change 2019/2018
	2019	2018	2019	2018	Three Months	Six Months
	(Dollars in thousands)
Provision for income taxes	$27,617	55,725	$49,878	71,111	(50)%	(30)%
Effective tax rate from continuing operations	26.8%	54.7%	29.1%	46.0%

The provision for income taxes decreased 50% in the second quarter and 30% in the first half of 2019 primarily due to a one-time unfavorable adjustment associated with the 2017 Tax Cuts and Jobs Act recorded in the second quarter of 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

OPERATING RESULTS BY BUSINESS SEGMENT

	Three months ended June 30,		Six months ended June 30,		Change 2019/2018
	2019	2018	2019	2018	Three Months	Six Months
	(Dollars in thousands)
Total Revenue:
Fleet Management Solutions	$1,390,910	1,295,729	$2,742,509	2,538,779	7%	8%
Dedicated Transportation Solutions	362,244	330,622	711,865	629,592	10	13
Supply Chain Solutions	649,311	604,524	1,284,982	1,099,231	7	17
Eliminations	(157,472)	(140,971)	(314,036)	(273,493)	(12)	(15)
Total	$2,244,993	2,089,904	$4,425,320	3,994,109	7%	11%
Operating Revenue: (1)
Fleet Management Solutions	$1,178,539	1,080,499	$2,322,272	2,119,742	9%	10%
Dedicated Transportation Solutions	248,064	213,833	483,684	415,238	16	16
Supply Chain Solutions	482,756	430,088	959,845	812,894	12	18
Eliminations	(97,186)	(84,730)	(194,621)	(164,517)	(15)	(18)
Total	$1,812,173	1,639,690	$3,571,180	3,183,357	11%	12%
EBT:
Fleet Management Solutions	$57,746	76,556	$118,657	130,899	(25)%	(9)%
Dedicated Transportation Solutions	27,132	18,452	44,544	31,504	47	41
Supply Chain Solutions	45,774	36,885	78,091	62,396	24	25
Eliminations	(19,166)	(15,309)	(36,468)	(28,581)	(25)	(28)
	111,486	116,584	204,824	196,218	(4)	4
Unallocated Central Support Services	(10,482)	(11,058)	(23,029)	(21,650)	5	(6)
Non-operating pension costs	(6,713)	(858)	(13,175)	(2,080)	NM	NM
Restructuring and other items, net	8,778	(2,774)	2,600	(17,895)	NM	NM
Earnings from continuing operations before income taxes	$103,069	101,894	$171,220	154,593	1%	11%
  ————————————

(1)
Non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section of this MD&A for a reconciliation of total revenue to operating revenue and segment total revenue to segment operating revenue for FMS, DTS and SCS, as well as the reasons why management believes these measures are important to investors.

As part of management’s evaluation of segment operating performance, we define the primary measurement of our segment financial performance as “Earnings Before Taxes” (EBT) from continuing operations, which includes an allocation of Central Support Services (CSS), and excludes certain other items as discussed in Note 14, "Other Items Impacting Comparability," in the Notes to Consolidated Condensed Financial Statements. CSS represents those costs incurred to support all business segments, including finance and procurement, corporate services, human resources, information technology, public affairs, legal, marketing and corporate communications.
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

The following table sets forth equipment contribution included in EBT for our DTS and SCS business segments:

	Three months ended June 30,		Six months ended June 30,		Change 2019/2018
	2019	2018	2019	2018	Three Months	Six Months
	(Dollars in thousands)
Equipment Contribution:
Dedicated Transportation Solutions	$11,150	8,918	$20,810	16,409	25%	27%
Supply Chain Solutions	8,016	6,391	15,658	12,172	25%	29%
Total (1)	$19,166	15,309	$36,468	28,581	25%	28%
———————————

(1)	Total amount is included in FMS EBT.

The increase in DTS and SCS equipment contribution for the second quarter of 2019 and in the first half of 2019 is primarily driven by new business and higher volumes.

Items excluded from our segment EBT measure and their classification within our Consolidated Condensed Statements of Earnings follow:

		Three months ended June 30,		Six months ended June 30,
Description	Classification	2019	2018	2019	2018
		(In thousands)
Non-operating pension costs (1)	Non-operating pension costs	$(6,713)	(858)	$(13,175)	(2,080)
ERP implementation costs (2)	Restructuring and other items, net	(3,901)	—	(7,491)	—
Restructuring and other, net (2)	Restructuring and other items, net	(5,935)	(2,774)	(8,523)	(2,382)
Gain on sale of property (2)	Miscellaneous income, net	18,614	—	18,614	—
Goodwill impairment (2)	Restructuring and other items, net	—	—	—	(15,513)
		$2,065	(3,632)	$(10,575)	(19,975)
———————————

(1)	See Note 17, "Segment Reporting," in the Notes to Consolidated Condensed Financial Statements for additional information.

(2)	See Note 14, “Other Items Impacting Comparability,” in the Notes to Consolidated Condensed Financial Statements for a discussion of adjustments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Fleet Management Solutions

	Three months ended June 30,		Six months ended June 30,		Change 2019/2018
	2019	2018	2019	2018	Three Months	Six Months
	(Dollars in thousands)
ChoiceLease	$765,312	701,055	$1,513,890	1,391,957	9%	9%
SelectCare	136,360	125,266	272,138	247,139	9	10
Commercial rental	253,871	232,425	490,019	436,955	9	12
Other	22,996	21,753	46,225	43,691	6	6
Fuel services revenue	212,371	215,230	420,237	419,037	(1)	—
FMS total revenue (1)	$1,390,910	1,295,729	$2,742,509	2,538,779	7%	8%

FMS operating revenue (2)	$1,178,539	1,080,499	$2,322,272	2,119,742	9%	10%

FMS EBT	$57,746	76,556	$118,657	130,899	(25)%	(9)%
FMS EBT as a % of FMS total revenue	4.2%	5.9%	4.3%	5.2%	(170) bps	(90) bps
FMS EBT as a % of FMS operating revenue (2)	4.9%	7.1%	5.1%	6.2%	(220) bps	(110) bps
————————————

(1)	Includes intercompany fuel sales from FMS to DTS and SCS.

(2)
Non-GAAP financial measures. Reconciliations of FMS total revenue to FMS operating revenue and FMS EBT as a % of FMS total revenue to FMS EBT as a % of FMS operating revenue, as well as the reasons why management believes these measures are important to investors are included in the “Non-GAAP Financial Measures” section of this MD&A.

The following table summarizes the components of the change in FMS revenue on a percentage basis versus the prior year:

	Three months ended June 30, 2019		Six months ended June 30, 2019
	Total	Operating (1)	Total	Operating (1)
Organic, including price and volume	8%	10%	9%	11%
Foreign exchange	(1)	(1)	(1)	(1)
Net increase	7%	9%	8%	10%
  ————————————

(1)
Non-GAAP financial measure. A reconciliation of FMS total revenue to FMS operating revenue as well as the reasons why management believes this measure is important to investors is included in the "Non-GAAP Financial Measures" section of this MD&A.

FMS total revenue increased to $1.4 billion in the second quarter and $2.7 billion in the first half of 2019 primarily due to higher operating revenue. FMS operating revenue in the second quarter increased to $1.2 billion and $2.3 billion in the first half of 2019 primarily from growth in the ChoiceLease and commercial rental product lines.

ChoiceLease revenue increased 9% in both the second quarter and in the first half of 2019 due to a larger average fleet size as well as higher prices on replacement vehicles. We expect favorable ChoiceLease revenue comparisons to continue through the end of the year based on strong sales activity. Commercial rental revenue increased 9% in the second quarter and 12% in the first half of 2019 due to higher demand and pricing. We expect favorable commercial rental revenue comparisons through the end of the year, however, at a declining growth rate compared to the growth we experienced in the first half of 2019. SelectCare revenue increased 9% in the second quarter and 10% in the first half of 2019 due to increased volumes. Fuel services revenue remained relatively flat in the second quarter and in the first half of 2019 primarily reflecting higher gallons sold, offset by lower fuel costs passed through to customers.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

The following table provides commercial rental statistics on our global fleet:

	Three months ended June 30,		Six months ended June 30,		Change 2019/2018
	2019	2018	2019	2018	Three Months	Six Months
	(Dollars in thousands)
Rental revenue from non-lease customers	$152,201	143,133	$281,749	263,834	6%	7%
Rental revenue from lease customers (1)	$101,670	89,292	$208,270	173,121	14%	20%
Average commercial rental power fleet size — in service (2) (3)	35,900	31,600	35,300	31,000	14%	14%
Commercial rental utilization — power fleet (2)	75.3%	79.4%	75.1%	77.1%	(410) bps	(200) bps
————————————

(1)	Represents revenue from rental vehicles provided to our existing ChoiceLease customers, generally in place of a lease vehicle.

(2)	Number of units rounded to nearest hundred and calculated using quarterly average unit counts.

(3)	Excluding trailers.

FMS EBT decreased 25% in the second quarter and 9% in the first half of 2019 reflecting lower used vehicle sales results. Used vehicle sales results reflected higher losses as a result of valuation adjustments of $10.4 million in the second quarter and $13.4 million in the first half of 2019 on a larger inventory. In addition, there was higher depreciation of $7.6 million in the second quarter and $16.1 million in the first half of 2019 due to vehicle residual value changes. FMS EBT was further impacted by increased overheads, including higher than normal levels of bad debt. These were partially offset by ChoiceLease growth and, to a lesser extent, commercial rental growth. Lease results benefited from fleet growth, reflecting strong outsourcing trends and our sales and marketing initiatives, as well as our maintenance cost-savings initiative. In addition, both lease and rental performance benefited in the first quarter of 2019 from a significant maintenance cost recovery item. Commercial rental performance modestly improved, reflecting higher demand and pricing. Rental power fleet utilization decreased 410 bps to 75.3% for the second quarter and 200 bps to 75.1% in the first half of 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Our global fleet of revenue earning equipment, SelectCare vehicles including vehicles under on-demand maintenance is summarized as follows (number of units rounded to the nearest hundred):

				Change
	June 30, 2019	December 31, 2018	June 30, 2018	June 2019/Dec. 2018	June 2019/June 2018
End of period vehicle count
By type:
Trucks (1)	85,100	81,700	80,400	4%	6%
Tractors (2)	82,200	74,000	68,500	11	20
Trailers (3)	45,300	44,700	43,300	1	5
Other	1,100	1,200	1,200	(8)	(8)
Total	213,700	201,600	193,400	6%	10%

By ownership:
Owned	212,300	200,200	192,000	6%	11%
Leased	1,400	1,400	1,400	—	—
Total	213,700	201,600	193,400	6%	10%

By product line:
ChoiceLease	157,300	149,300	143,000	5%	10%
Commercial rental	45,400	42,600	41,600	7	9
Service vehicles and other	2,700	2,800	3,200	(4)	(16)
Active units	205,400	194,700	187,800	5	9
Held for sale	8,300	6,900	5,600	20	48
Total	213,700	201,600	193,400	6%	10%

Customer vehicles under SelectCare contracts (4)	56,100	56,300	56,000	—%	—%
Total vehicles serviced	269,800	257,900	249,400	5%	8%

Quarterly average vehicle count
By product line:
ChoiceLease	155,900	147,000	141,600	6%	10%
Commercial rental	44,800	42,600	40,600	5	10
Service vehicles and other	2,700	2,900	3,200	(7)	(16)
Active units	203,400	192,500	185,400	6	10
Held for sale	7,900	6,600	5,800	20	36
Total	211,300	199,100	191,200	6%	11%

Customer vehicles under SelectCare contracts (4)	55,600	56,400	55,000	(1)%	1%
Customer vehicles under SelectCare on-demand (5)	9,100	8,600	8,600	6%	6%
Total vehicles serviced	276,000	264,100	254,800	5%	8%

Year-to-date average vehicle count
By product line:
ChoiceLease	152,800	143,100	140,800	7%	9%
Commercial rental	43,500	41,000	39,600	6	10
Service vehicles and other	2,800	3,100	3,200	(10)	(13)
Active units	199,100	187,200	183,600	6	8
Held for sale	7,500	6,100	5,900	23	27
Total	206,600	193,300	189,500	7%	9%

Customer vehicles under SelectCare contracts (4)	55,700	55,600	54,300	—%	3%
Customer vehicles under SelectCare on-demand (5)	15,100	23,200	13,800	(35)%	9%
Total vehicle serviced	277,400	272,100	257,600	2%	8%
———————————

(1)	Generally comprised of Class 1 through Class 7 type vehicles with a Gross Vehicle Weight (GVW) up to 33,000 pounds.

(2)	Generally comprised of over the road on highway tractors and are primarily comprised of Class 8 type vehicles with a GVW of over 33,000 pounds.

(3)	Generally comprised of dry, flatbed and refrigerated type trailers.

(4)	Excludes customer vehicles under SelectCare on-demand contracts.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

The following table provides a breakdown of our non-revenue earning equipment included in our global fleet count (number of units rounded to nearest hundred):

				Change
	June 30, 2019	December 31, 2018	June 30, 2018	June 2019/Dec. 2018	June 2019/June 2018
Not yet earning revenue (NYE)	5,100	4,500	3,900	13%	31%
No longer earning revenue (NLE):
Units held for sale	8,300	6,900	5,600	20	48
Other NLE units	8,300	4,300	4,200	93	98
Total	21,700	15,700	13,700	38%	58%

NYE units represent new vehicles on hand that are being prepared for deployment to a lease customer or into the rental fleet. Preparations include activities such as adding lift gates, paint, decals, cargo area and refrigeration equipment. NYE units increased 31% compared to June 30, 2018, reflecting lease fleet growth. NLE units represent vehicles held for sale and vehicles for which no revenue has been earned in the previous 30 days. Accordingly, these vehicles may be temporarily out of service, being prepared for sale or awaiting redeployment. NLE units increased 69% compared to June 30, 2018, reflecting a higher number of contract terminations, vehicles in the outservice process, and vehicles being prepared for sale or redeployment. We expect NLE levels to increase through the end of the year driven by the lease vehicle termination and replacement cycle.

Dedicated Transportation Solutions

	Three months ended June 30,		Six months ended June 30,		Change 2019/2018
	2019	2018	2019	2018	Three Months	Six Months
	(Dollars in thousands)
DTS total revenue	$362,244	330,622	$711,865	629,592	10%	13%

DTS operating revenue (1)	$248,064	213,833	$483,684	415,238	16%	16%

DTS EBT	$27,132	18,452	$44,544	31,504	47%	41%
DTS EBT as a % of DTS total revenue	7.5%	5.6%	6.3%	5.0%	190 bps	130 bps
DTS EBT as a % of DTS operating revenue (1)	10.9%	8.6%	9.2%	7.6%	230 bps	160 bps

Memo:
Average fleet	9,700	8,700	9,600	8,600	11%	12%
————————————

(1)
Non-GAAP financial measures. Reconciliations of DTS total revenue to DTS operating revenue and DTS EBT as a % of DTS total revenue to DTS EBT as a % of DTS operating revenue, as well as the reasons why management believes these measures are important to investors are included in the “Non-GAAP Financial Measures” section of this MD&A.

The following table summarizes the components of the change in DTS revenue on a percentage basis versus the prior year:

	Three months ended June 30, 2019		Six months ended June 30, 2019
	Total	Operating (1)	Total	Operating (1)
Organic, including price and volume	10%	16%	12%	16%
Fuel	—	—	1	—
Net increase	10%	16%	13%	16%
  ————————————

(1)
Non-GAAP financial measure. A reconciliation of DTS total revenue to DTS operating revenue, as well as the reasons why management believes this measure is important to investors is included in the "Non-GAAP Financial Measures" section of this MD&A.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

DTS total revenue increased 10% in the second quarter and 13% in the first half of 2019 due to higher operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation). DTS operating revenue increased 16% in both the second quarter and in the first half of 2019 primarily reflecting new business and customer expansions. We expect revenue comparisons to remain favorable through the end of the year based on strong sales activity but to a lesser extent than experienced in the first half of 2019. DTS EBT increased 47% in the second quarter and 41% in the first half of 2019 due to revenue growth and improved operating performance. In addition, the first half of 2019 was impacted by favorable insurance results related to development of prior years' claims.

Supply Chain Solutions

	Three months ended June 30,		Six months ended June 30,		Change 2019/2018
	2019	2018	2019	2018	Three Months	Six Months
	(Dollars in thousands)
Automotive	$181,982	150,754	$358,507	293,734	21%	22%
Technology and healthcare	71,352	75,237	150,103	146,767	(5)	2
CPG and retail	185,494	160,600	363,966	289,910	16	26
Industrial and other	43,928	43,497	87,269	82,483	1	6
Subcontracted transportation	135,515	146,978	263,510	233,839	(8)	13
Fuel	31,040	27,458	61,627	52,498	13	17
SCS total revenue	$649,311	604,524	$1,284,982	1,099,231	7%	17%

SCS operating revenue (1)	$482,756	430,088	$959,845	812,894	12%	18%

SCS EBT	$45,774	36,885	$78,091	62,396	24%	25%
SCS EBT as a % of SCS total revenue	7.0%	6.1%	6.1%	5.7%	90 bps	40 bps
SCS EBT as a % of SCS operating revenue (1)	9.5%	8.6%	8.1%	7.7%	90 bps	40 bps

Memo:
Average fleet	9,800	8,500	9,700	8,500	15%	14%
————————————

(1)
Non-GAAP financial measures. Reconciliations of SCS total revenue to SCS operating revenue and SCS EBT as a % of SCS total revenue to SCS EBT as a % of SCS operating revenue, as well as the reasons why management believes these measures are important to investors are included in the “Non-GAAP Financial Measures” section of this MD&A.

The following table summarizes the components of the change in SCS revenue on a percentage basis versus the prior year:

	Three months ended June 30, 2019		Six months ended June 30, 2019
	Total	Operating (1)	Total	Operating (1)
Organic, including price and volume	6%	12%	12%	16%
Fuel	1	—	1	—
Acquisitions	—	—	5	3
Foreign exchange	—	—	(1)	(1)
Net increase	7%	12%	17%	18%
————————————

(1)
Non-GAAP financial measure. A reconciliation of SCS total revenue to SCS operating revenue, as well as the reasons why management believes this measure is important to investors is included in the "Non-GAAP Financial Measures" section of this MD&A.

SCS total revenue increased 7% in the second quarter and 17% in the first half of 2019 reflecting higher operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation). SCS operating revenue increased 12% in the second quarter and 18% in the first half of 2019 largely reflecting new business, higher pricing, and increased volumes. In addition, the first half of 2019 reflects an increase from the MXD acquisition during the second quarter of 2018. We expect negative revenue growth

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

towards the second half of the year due to the timing of lost business. SCS EBT increased 24% in the second quarter and 25% in the first half of 2019 driven by revenue growth and improved operating performance.

Central Support Services

	Three months ended June 30,		Six months ended June 30,		Change 2019/2018
	2019	2018	2019	2018	Three Months	Six Months
	(Dollars in thousands)
Human resources	$5,343	4,766	$10,623	9,995	12%	6%
Finance and procurement	18,312	17,321	36,319	34,875	6	4
Corporate services and public affairs	2,348	2,409	4,668	4,709	(3)	(1)
Information technology	23,853	21,283	49,491	42,049	12	18
Legal and safety	6,831	6,066	13,778	12,352	13	12
Marketing	5,472	4,582	10,204	8,652	19	18
Other	8,860	9,586	18,070	16,427	(8)	10
Total CSS	71,019	66,013	143,153	129,059	8%	11%
Allocation of CSS to business segments	(60,537)	(54,955)	(120,124)	(107,409)	10	12
Unallocated CSS	$10,482	11,058	$23,029	21,650	5%	(6)%

Total CSS costs increased 8% in the second quarter and 11% in the first half of 2019 primarily reflecting investments in technology and higher compensation-related costs. Unallocated CSS decreased to $10 million in the second quarter and increased 6% in the first half of 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

FINANCIAL RESOURCES AND LIQUIDITY

Cash Flows

The following is a summary of our cash flows from continuing operations:

	Six months ended June 30,
	2019	2018
	(In thousands)
Net cash provided by (used in):
Operating activities	$1,045,059	864,825
Financing activities	937,039	514,050
Investing activities	(1,954,491)	(1,388,295)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(2,611)	3,334
Net change in cash, cash equivalents, and restricted cash	$24,996	(6,086)

Cash provided by operating activities increased to $1.05 billion in the six months ended June 30, 2019, compared with $865 million in 2018, reflecting higher cash earnings along with lower working capital needs. Cash provided by financing activities increased to $937 million in the six months ended June 30, 2019, compared with $514 million in 2018, due to higher borrowing needs associated with our increased capital expenditures. Cash used in investing activities increased to $1.95 billion in the six months ended June 30, 2019, compared with $1.39 billion in 2018, primarily due to increased capital expenditures.

The following table shows our free cash flow computation:

	Six months ended June 30,
	2019	2018
	(In thousands)
Net cash provided by operating activities from continuing operations	$1,045,059	864,825
Sales of revenue earning equipment (1)	210,081	196,274
Sales of operating property and equipment (1)	46,189	5,860
Total cash generated (2)	1,301,329	1,066,959
Purchases of property and revenue earning equipment (1)	(2,210,761)	(1,421,301)
Free cash flow (2)	$(909,432)	(354,342)
———————————

(1)	Included in cash flows from investing activities.

(2)
Non-GAAP financial measures. Reconciliations of net cash provided by operating activities to total cash generated and to free cash flow are set forth in this table. Refer to the “Non-GAAP Financial Measures” section of this MD&A for the reasons why management believes these measures are important to investors.

The following table provides a summary of capital expenditures:

	Six months ended June 30,
	2019	2018
	(In thousands)
Revenue earning equipment:
ChoiceLease	$1,634,607	844,010
Commercial rental	530,390	561,746
	2,164,997	1,405,756
Operating property and equipment	83,508	90,857
Total capital expenditures	2,248,505	1,496,613
Changes in accounts payable related to purchases of revenue earning equipment	(37,744)	(75,312)
Cash paid for purchases of property and revenue earning equipment	$2,210,761	1,421,301

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Capital expenditures increased 50% to $2.25 billion in the six months ended June 30, 2019, reflecting planned higher investments in the ChoiceLease fleet. We expect full-year 2019 capital expenditures to be approximately $3.7 billion. We expect to fund 2019 capital expenditures primarily with internally generated funds and additional debt financing.

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

Our ability to access unsecured debt in the capital markets is impacted by both our short-term and long-term debt ratings. These ratings are intended to provide guidance to investors in determining the credit risk associated with our particular securities based on current information obtained by the rating agencies from us or from other sources. Lower ratings generally result in higher borrowing costs, as well as reduced access to unsecured capital markets. A significant downgrade of our short-term debt ratings would impair our ability to issue commercial paper and likely require us to rely on alternative funding sources. A significant downgrade would not affect our ability to borrow amounts under our global revolving credit facility described below, assuming ongoing compliance with the terms and conditions of the credit facility.

Our debt ratings and rating outlooks at June 30, 2019 were as follows:

Rating Summary
	Short-Term	Long-Term	Outlook
Fitch Ratings	F-2	A-	Stable
Standard & Poor’s Ratings Services	A-2	BBB+	Stable
Moody’s Investors Service	P-2	Baa1	Stable
DBRS	R-1 (Low)	A (Low)	Stable

Cash and cash equivalents totaled $93 million as of June 30, 2019. As of June 30, 2019, approximately $18 million was held outside the U.S. and is available to fund operations and other growth of non-U.S. subsidiaries. If we decide to repatriate cash and cash equivalents held outside the U.S., we may be subject to additional income taxes and foreign withholding taxes. However, our intent is to permanently reinvest these foreign amounts outside the U.S. and our current plans do not demonstrate a need to repatriate these foreign amounts to fund our U.S. operations.

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

As of June 30, 2019, we had the following amounts available to fund operations under the following facilities:

(In millions)
Global revolving credit facility	$501
Trade receivables program	$225

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

The following table shows the movements in our debt balance:

	Six months ended June 30,
	2019	2018
	(In thousands)

Debt balance at January 1	$6,649,277	5,440,006
Cash-related changes in debt:
Net change in commercial paper borrowings and revolving credit facilities	227,023	(8,049)
Proceeds from issuance of medium-term notes	1,143,905	893,358
Proceeds from issuance of other debt instruments	548,001	149,951
Retirement of medium term notes	(600,000)	(350,000)
Other debt repaid	(302,814)	(101,673)
Debt issuance costs paid	(2,711)	(1,150)
	1,013,404	582,437
Non-cash changes in debt:
Fair value adjustment on notes subject to hedging	9,337	(8,795)
Addition of finance lease obligations	6,633	9,906
Changes in foreign currency exchange rates and other non-cash items	(6,372)	(12,932)
Total changes in debt	1,023,002	570,616
Debt balance at June 30	$7,672,279	6,010,622

In accordance with our funding philosophy, we attempt to align the aggregate average remaining re-pricing life of our debt with the aggregate average remaining re-pricing life of our assets. We utilize both fixed-rate and variable-rate debt to achieve this alignment and generally target a mix of 20% - 40% variable-rate debt as a percentage of total debt outstanding. The variable-rate portion of our total debt (including notional value of swap agreements) was 22% and 28% as of June 30, 2019 and December 31, 2018, respectively.

Refer to Note 7, “Debt,” in the Notes to Consolidated Condensed Financial Statements for further discussion around the global revolving credit facility, the trade receivables program, the issuance of medium-term notes under our shelf registration statement, asset-backed financing obligations and debt maturities.

Our debt to equity ratios were 294% and 262% as of June 30, 2019 and December 31, 2018, respectively. The debt to equity ratio represents total debt divided by total equity.

Pension Information

The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. We review pension assumptions regularly and we may, from time to time, make voluntary contributions to our pension plans, which exceed the amounts required by statute. In 2019, the expected total contributions to our pension plans are approximately $34 million. During the six months ended June 30, 2019, we contributed $16 million to our pension plans. Changes in interest rates and the market value of the securities held by the plans during 2019 could materially change, positively or negatively, the funded status of the plans and affect the level of pension expense and contributions in 2019 and beyond. See Note 13, “Employee Benefit Plans,” in the Notes to Consolidated Condensed Financial Statements for additional information.

Share Repurchases and Cash Dividends

See Note 9, “Share Repurchase Programs,” in the Notes to Consolidated Condensed Financial Statements for a discussion of share repurchases.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

In May 2019 and 2018, our Board of Directors declared quarterly cash dividends of $0.54 and $0.52 per share of common stock, respectively. The dividends were paid during the second quarter of each respective year. In July 2019, our Board of Directors declared a quarterly cash dividend of $0.56 per share of common stock.

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

Comparable Earnings Measures:
Comparable earnings before income tax (EBT) Comparable earnings Comparable earnings per diluted common share (EPS) Comparable provision for income taxes
Comparable EBT, comparable earnings, comparable EPS and comparable provision for income taxes are defined, respectively, as GAAP EBT, earnings, EPS and provision for income taxes, all from continuing operations, excluding (1) non-operating pension costs and (2) any other significant items that are not representative of our business operations. We believe these comparable earnings measures provide useful information to investors and allow for better year-over-year comparison of operating performance.
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
Free Cash Flow: We refer to the net amount of cash generated from operating activities and investing activities (excluding acquisitions) from continuing operations as “free cash flow”. We calculate free cash flow as the sum of (1) net cash provided by operating activities, (2) net cash provided by the sale of revenue earning equipment and operating property and equipment, (3) other cash inflows from investing activities, less (4) purchases of property and revenue earning equipment. We believe free cash flow provides investors with an important perspective on the cash available for debt service and for shareholders, after making capital investments required to support ongoing business operations. Our calculation of free cash flow may be different from the calculation used by other companies and, therefore, comparability may be limited.
* See Total Cash Generated and Free Cash Flow reconciliations in the Financial Resources and Liquidity section of Management's Discussion and Analysis.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

The following table provides a reconciliation of GAAP earnings before taxes (EBT), earnings, and earnings per diluted share (EPS) from continuing operations to comparable EBT, comparable earnings and comparable EPS from continuing operations for the six months ended June 30, 2019 and 2018. Certain items included in EBT, earnings and diluted EPS from continuing operations have been excluded from our comparable EBT, comparable earnings and comparable diluted EPS measures. The following table lists a summary of these items, which are discussed in more detail throughout our MD&A and within the Notes to Consolidated Condensed Financial Statements:

	EBT		Earnings		Diluted EPS
	2019	2018	2019	2018	2019	2018
Three months ended June 30,	(In thousands, except per share amounts)
GAAP	$103,069	101,894	$75,452	46,169	$1.43	0.87
Non-operating pension costs	6,713	858	4,782	336	0.09	0.01
ERP implementation costs (1)	3,901	—	2,892	—	0.05	—
Restructuring and other, net (1)	5,935	2,774	4,571	2,431	0.09	0.06
Gain on sale of property (1)	(18,614)	—	(13,843)	—	(0.26)	—
Tax adjustments (2)	—	—	—	27,907	—	0.52
Comparable (non-GAAP)	$101,004	105,526	$73,854	76,843	$1.40	1.46

Six months ended June 30,
GAAP	$171,220	154,593	$121,342	83,482	$2.30	1.58
Non-operating pension costs	13,175	2,080	9,344	934	0.18	0.02
ERP implementation costs (1)	7,491	—	5,552	—	0.11	—
Goodwill impairment (1)	—	15,513	—	15,513	—	0.29
Restructuring and other, net (1)	8,523	2,382	6,413	2,008	0.12	0.04
Gain on sale of property (1)	(18,614)	—	(13,843)	—	(0.26)	—
Tax adjustments (2)	—	—	3,508	26,005	0.06	0.49
Comparable (non-GAAP)	$181,795	174,568	$132,316	127,942	$2.51	2.42

(1) Refer to Note 14, “Other Items Impacting Comparability,” in the Notes to Consolidated Condensed Financial Statements for additional information.
(2) In the six months ended June 30, 2019, we recorded a $5 million charge to our tax provision for income taxes due to expiring state net operating losses, never previously benefited in the tax rate, offset by a $1 million tax benefit due to a tax law change. In the three months ended June 30, 2018, we recorded an additional $29 million adjustment to increase the provisional estimate for the one-time transition tax offset by a $1 million tax benefit for state enacted law changes.
In addition, for the six months ended June 30, 2018, we recorded a $1 million unfavorable tax adjustment related to the prior provisional estimate from the 2017 Tax Cuts and Jobs Act offset by a $3 million tax benefit for certain uncertain tax positions that should have been reversed in prior periods due to expiring statutes of limitations.

The following table provides a reconciliation of the provision for income taxes to the comparable provision for income taxes:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In thousands)
Provision for income taxes	$(27,617)	(55,725)	$(49,878)	(71,111)
Tax adjustments	—	27,907	3,508	26,005
Income tax effects of non-GAAP adjustments	467	(865)	(3,109)	(1,520)
Comparable provision for income taxes (1)	$(27,150)	(28,683)	$(49,479)	(46,626)
————————————

(1)
The comparable provision for income taxes is computed using the same methodology as the GAAP provision of income taxes. Income tax effects of non-GAAP adjustments are calculated based on statutory tax rates of the jurisdictions to which the non-GAAP adjustments related.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

The following table provides a reconciliation of total revenue to operating revenue:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In thousands)
Total revenue	$2,244,993	2,089,904	$4,425,320	3,994,109
Fuel	(220,373)	(222,883)	(436,916)	(432,844)
Subcontracted transportation	(212,447)	(227,331)	(417,224)	(377,908)
Operating revenue	$1,812,173	1,639,690	$3,571,180	3,183,357

The following table provides a reconciliation of FMS total revenue to FMS operating revenue:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In thousands)
FMS total revenue	$1,390,910	1,295,729	$2,742,509	2,538,779
Fuel (1)	(212,371)	(215,230)	(420,237)	(419,037)
FMS operating revenue	$1,178,539	1,080,499	$2,322,272	2,119,742

FMS EBT	$57,746	76,556	$118,657	130,899
FMS EBT as a % of FMS total revenue	4.2%	5.9%	4.3%	5.2%
FMS EBT as a % of FMS operating revenue	4.9%	7.1%	5.1%	6.2%
————————————

(1)	Includes intercompany fuel sales from FMS to DTS and SCS.

The following table provides a reconciliation of DTS total revenue to DTS operating revenue:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In thousands)
DTS total revenue	$362,244	330,622	$711,865	629,592
Subcontracted transportation	(76,932)	(80,353)	(153,714)	(144,069)
Fuel	(37,248)	(36,436)	(74,467)	(70,285)
DTS operating revenue	$248,064	213,833	$483,684	415,238

DTS EBT	$27,132	18,452	$44,544	31,504
DTS EBT as a % of DTS total revenue	7.5%	5.6%	6.3%	5.0%
DTS EBT as a % of DTS operating revenue	10.9%	8.6%	9.2%	7.6%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

The following table provides a reconciliation of SCS total revenue to SCS operating revenue:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In thousands)
SCS total revenue	$649,311	604,524	$1,284,982	1,099,231
Subcontracted transportation	(135,515)	(146,978)	(263,510)	(233,839)
Fuel	(31,040)	(27,458)	(61,627)	(52,498)
SCS operating revenue	$482,756	430,088	$959,845	812,894

SCS EBT	$45,774	36,885	$78,091	62,396
SCS EBT as a % of SCS total revenue	7.0%	6.1%	6.1%	5.7%
SCS EBT as a % of SCS operating revenue	9.5%	8.6%	8.1%	7.7%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

FORWARD-LOOKING STATEMENTS

Forward-looking statements (within the meaning of the Federal Private Securities Litigation Reform Act of 1995) are statements that relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends concerning matters that are not historical facts. These statements are often preceded by or include the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “could,” “should” or similar expressions. This Quarterly Report on Form 10-Q contains forward-looking statements including, but not limited to, statements regarding:

•	our expectations in our FMS business segment regarding anticipated ChoiceLease revenue and fleet growth and commercial rental revenue and demand;

•	our expectations in our DTS and SCS business segments regarding anticipated operating revenue trends, sales activity and growth rates;

•	our expectations of the long-term residual values of revenue earning equipment;

•	the anticipated increase in NLE vehicles in inventory through the end of the year;

•	the expected pricing, demand and inventory levels for used vehicles;

•	our expectations of operating cash flow and capital expenditures through the end of 2019;

•	the adequacy of our accounting estimates and reserves for pension expense, compensation expense and employee benefit plan obligations, depreciation, residual value guarantees and income taxes;

•	the anticipated timing of payment of restructuring liabilities;

•	the adequacy of our fair value estimates of employee incentive awards under our share-based compensation plans, publicly traded debt and other debt;

•	our beliefs regarding the default risk of our direct financing lease receivables;

•	our ability to fund all of our operating, investing and financial needs for the foreseeable future through internally generated funds and outside funding sources;

•	the anticipated impact of fuel price fluctuations;

•	our expectations as to return on pension plan assets, future pension expense and estimated contributions;

•	our expectations regarding the scope, anticipated outcomes and the adequacy of our loss provisions with respect to certain claims, proceedings and lawsuits;

•	our expectations about the need to repatriate foreign cash to the U.S.;

•	our ability to access commercial paper and other available debt financing in the capital markets;

•	our expectations regarding the future use and availability of funding sources; and

•	the anticipated impact of recent accounting pronouncements.

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

•
Decreases in market demand or increases in supply affecting the commercial rental market and used vehicle sales in certain industry segments including for-hire transportation and consumer packaged goods sectors, as well as global economic conditions

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

•	Competition from other service providers, some of which have greater capital resources or lower capital costs, or from our customers, who may choose to provide services themselves

•	Continued consolidation in the markets in which we operate which may create large competitors with greater financial resources

•	Our inability to maintain current pricing levels due to economic conditions, demand for services, customer acceptance or competition

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

•	Profitability:

•	Our inability to obtain adequate profit margins for our services

•	Lower than expected sales volumes or customer retention levels

•	Decreases in commercial rental fleet utilization, demand and pricing

•	Lower than expected used vehicle sales pricing levels, demand and fluctuations in the anticipated proportion of retail versus wholesale sales

•	Loss of key customers in our DTS and SCS business segments

•	Our inability to adapt our product offerings to meet changing consumer preferences on a cost-effective basis

•	The inability of our legacy information technology systems to provide timely access to data

•	Our inability to implement new information technology systems efficiently and effectively

•	Sudden changes in fuel prices and fuel shortages

•	Higher prices for vehicles, diesel engines and fuel as a result of new environmental standards

•	Higher than expected maintenance costs and lower than expected benefits associated with our maintenance initiatives

•	Our inability to successfully execute our asset management initiatives, maintain our fleet at normalized levels and right-size our fleet in line with demand

•	Our inability to redeploy vehicles and prepare vehicles for sale in a cost-efficient manner

•	Our key assumptions and pricing structure of our FMS, DTS and SCS contracts prove to be inaccurate

•	Increased unionizing, labor strikes and work stoppages

•
Difficulties in attracting and retaining drivers and technicians due to driver and technician shortages, which may result in higher costs to procure drivers and technicians and higher turnover rates affecting our customers

•	Our inability to manage our cost structure

•	Our inability to limit our exposure for customer claims

•	Unfavorable or unanticipated outcomes in legal or regulatory proceedings or uncertain positions

•	Business interruptions or expenditures due to severe weather or natural occurrences

•	The inability to offer new products profitably or lack of market acceptance for such new products

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

•	Financing Concerns:

•	Higher borrowing costs and possible decreases in available funding sources

•	Unanticipated interest rate and currency exchange rate fluctuations

•	Negative funding status of our pension plans caused by lower than expected returns on invested assets and unanticipated changes in interest rates

•	Withdrawal liability as a result of our participation in multi-employer plans

•	Instability in U.S. and worldwide credit markets, resulting in higher borrowing costs and/or reduced access to credit

•	Accounting Matters:

•	Impact of unusual items resulting from ongoing evaluations of business strategies, asset or expense valuations, acquisitions, divestitures and our organizational structure

•	Reductions in residual values or useful lives of revenue earning equipment and changes to depreciation policy

•	Increases in compensation levels, retirement rate and mortality resulting in higher pension expense; regulatory changes affecting pension estimates, accruals and expenses

•	Increases in health care costs resulting in higher insurance costs

•	Changes in accounting rules, assumptions and accruals

•	Impact of actual insurance claim and settlement activity compared to historical loss development factors used to project future development

•	Other risks detailed from time to time in our SEC filings including our 2018 Annual Report on Form 10-K.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the second quarter of 2019, we carried out an evaluation, under the supervision and with the participation of management, including Ryder’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the second quarter of 2019, Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective.

Changes in Internal Controls over Financial Reporting

Beginning January 1, 2019, we adopted ASU No. 2016-02, “Leases (Topic 842)” and related amendments (collectively, the “new lease standard”). As a result of our adoption of the new lease standard, we implemented significant new lease accounting systems, processes and internal controls over lease accounting to assist us in the application of the new lease standard. During the six months ended June 30, 2019, there were no other changes in Ryder’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect such internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases we made of our common stock during the three months ended June 30, 2019:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Anti-Dilutive Program (2)
April 1 through April 30, 2019	1,295	$63.08	—	849,337
May 1 through May 31, 2019	119,312	59.20	119,270	730,067
June 1 through June 30, 2019	301	56.53	—	730,067
Total	120,908	$59.23	119,270
 ————————————

(1)
During the three months ended June 30, 2019, we purchased an aggregate of 1,638 shares of our common stock in employee-related transactions. Employee-related transactions may include: (i) shares of common stock withheld as payment for the exercise price of options exercised or to satisfy the employees' tax withholding liability associated with our share-based compensation programs and (ii) open-market purchases by the trustee of Ryder’s deferred compensation plans relating to investments by employees in our stock, one of the investment options available under the plans.

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

ITEM 6. EXHIBITS

Exhibit Number	Description

4	Form of Medium-Term Note - Master Note

31.1	Certification of Robert E. Sanchez pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Scott Parker pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32	Certification of Robert E. Sanchez and Scott Parker pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYDER SYSTEM, INC.
(Registrant)

Date: July 30, 2019	By:	/s/ Scott Parker
Scott Parker
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: July 30, 2019	By:	/s/ Frank Mullen
Frank Mullen
Vice President and Controller
(Principal Accounting Officer)