Form 10-Q
period 2019-09-30
RYDER SYSTEM INC
filed 2019-10-30
CIK 85961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No   ☑
The number of shares of Ryder System, Inc. Common Stock ($0.50 par value per share) outstanding at September 30, 2019 was 53,292,045.

RYDER SYSTEM, INC.
FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In thousands, except per share amounts)
Lease & related maintenance and rental revenues	$959,189	896,788	$2,792,581	2,580,369
Services revenue	1,120,900	1,106,107	3,412,048	3,106,575
Fuel services revenue	143,843	156,787	444,623	466,847
Total revenues	2,223,932	2,159,682	6,649,252	6,153,791

Cost of lease & related maintenance and rental	877,767	646,674	2,229,596	1,895,058
Cost of services	948,087	947,925	2,896,182	2,644,775
Cost of fuel services	140,247	153,420	431,885	455,874
Other operating expenses	28,924	30,020	92,213	93,682
Selling, general and administrative expenses	216,037	215,599	673,778	636,039
Non-operating pension costs	6,885	1,161	20,060	3,241
Used vehicle sales, net	22,734	3,203	49,091	16,193
Interest expense	62,475	47,846	178,570	128,757
Miscellaneous (income) loss, net	676	(4,483)	(29,457)	(10,633)
Restructuring and other items, net	11,360	(546)	27,374	17,349
	2,315,192	2,040,819	6,569,292	5,880,335
Earnings (loss) from continuing operations before income taxes	(91,260)	118,863	79,960	273,456
Provision for income taxes	278	27,261	50,156	98,372
Earnings (loss) from continuing operations	(91,538)	91,602	29,804	175,084
Earnings (loss) from discontinued operations, net of tax	83	(760)	(728)	(2,448)
Net earnings (loss)	$(91,455)	90,842	$29,076	172,636

Earnings (loss) per common share — Basic:
Continuing operations	$(1.75)	1.74	$0.56	3.33
Discontinued operations	—	(0.01)	(0.02)	(0.05)
Net earnings (loss)	$(1.75)	1.73	$0.55	3.28

Earnings (loss) per common share — Diluted:
Continuing operations	$(1.75)	1.73	$0.56	3.31
Discontinued operations	—	(0.01)	(0.02)	(0.05)
Net earnings (loss)	$(1.75)	1.72	$0.55	3.26
See accompanying notes to consolidated condensed financial statements.
Note: EPS amounts may not be additive due to rounding.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In thousands)

Net earnings (loss)	$(91,455)	90,842	$29,076	172,636

Other comprehensive income (loss):

Changes in currency translation adjustment and other	(21,812)	6,367	(13,813)	(21,866)

Amortization of pension and postretirement items	7,735	7,163	22,580	20,793
Income tax expense related to amortization of pension and postretirement items	(1,689)	(1,897)	(5,084)	(4,771)
Amortization of pension and postretirement items, net of tax	6,046	5,266	17,496	16,022

Change in net actuarial loss and prior service cost	—	—	(9,440)	(1,211)
Income tax benefit related to change in net actuarial loss and prior service cost	—	—	2,237	308
Change in net actuarial loss and prior service cost, net of taxes	—	—	(7,203)	(903)

Other comprehensive income (loss), net of taxes	(15,766)	11,633	(3,520)	(6,747)

Comprehensive income	$(107,221)	102,475	$25,556	165,889
See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)

	September 30, 2019	December 31, 2018
	(In thousands, except share amounts)
Assets:
Current assets:
Cash and cash equivalents	$75,867	68,111
Receivables, net of allowance of $19,843 and $17,182, respectively	1,274,492	1,242,058
Inventories	83,226	79,228
Prepaid expenses and other current assets	138,553	178,313
Total current assets	1,572,138	1,567,710
Revenue earning equipment, net	10,428,451	9,415,961
Operating property and equipment, net of accumulated depreciation of $1,236,227 and $1,256,037, respectively	891,689	862,054
Goodwill	474,814	475,206
Intangible assets, net of accumulated amortization of $71,298 and $65,048, respectively	52,742	59,075
Sales-type leases and other assets	1,063,010	967,802
Total assets	$14,482,844	13,347,808

Liabilities and shareholders’ equity:
Current liabilities:
Short-term debt and current portion of long-term debt	$940,691	937,131
Accounts payable	742,868	731,876
Accrued expenses and other current liabilities	849,293	847,739
Total current liabilities	2,532,852	2,516,746
Long-term debt	6,805,886	5,712,146
Other non-current liabilities	1,451,415	1,402,625
Deferred income taxes	1,215,704	1,179,723
Total liabilities	12,005,857	10,811,240

Shareholders’ equity:
Preferred stock, no par value per share — authorized, 3,800,917; none outstanding, September 30, 2019 and December 31, 2018	—	—
Common stock, $0.50 par value per share — authorized, 400,000,000; outstanding, September 30, 2019 — 53,292,045 and December 31, 2018 — 53,116,485	26,665	26,559
Additional paid-in capital	1,103,120	1,084,391
Retained earnings	2,262,356	2,337,252
Accumulated other comprehensive loss	(915,154)	(911,634)
Total shareholders’ equity	2,476,987	2,536,568
Total liabilities and shareholders’ equity	$14,482,844	13,347,808
See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2019	2018
	(In thousands)
Cash flows from operating activities from continuing operations:
Net earnings	$29,076	172,636
Less: Loss from discontinued operations, net of tax	(728)	(2,448)
Earnings from continuing operations	29,804	175,084
Depreciation expense	1,342,746	1,021,984
Goodwill impairment charge	—	15,513
Used vehicle sales, net	49,091	16,193
Amortization expense and other non-cash charges, net	125,289	104,871
Non-operating pension costs and share-based compensation expense	41,737	22,072
Deferred income tax expense	32,157	105,893
Collections on sales-type leases	89,995	63,335
Changes in operating assets and liabilities:
Receivables	(17,784)	(126,848)
Inventories	(3,869)	(4,389)
Prepaid expenses and other assets	(19,439)	(104,473)
Accounts payable	(30,241)	3,754
Accrued expenses and other non-current liabilities	(50,300)	(17,429)
Net cash provided by operating activities from continuing operations	1,589,186	1,275,560

Cash flows from financing activities from continuing operations:
Net borrowings (repayments) of commercial paper and revolving credit facilities	182,708	(113,666)
Debt proceeds	2,238,622	1,467,528
Debt repaid	(1,334,044)	(471,700)
Dividends on common stock	(87,039)	(83,506)
Common stock issued	5,554	13,023
Common stock repurchased	(24,426)	(27,680)
Debt issuance costs and other items	(4,815)	(4,763)
Net cash provided by financing activities from continuing operations	976,560	779,236

Cash flows from investing activities from continuing operations:
Purchases of property and revenue earning equipment	(2,957,232)	(2,200,006)
Sales of revenue earning equipment	353,743	279,751
Sales of operating property and equipment	49,726	11,869
Acquisitions, net of cash acquired	—	(167,372)
Net cash used in investing activities from continuing operations	(2,553,763)	(2,075,758)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(3,254)	1,464
Increase (decrease) in cash, cash equivalents, and restricted cash from continuing operations	8,729	(19,498)

Decrease in cash, cash equivalents, and restricted cash from discontinued operations	(973)	(272)

Increase (decrease) in cash, cash equivalents, and restricted cash	7,756	(19,770)
Cash, cash equivalents, and restricted cash at January 1	68,111	83,022
Cash, cash equivalents, and restricted cash at September 30	$75,867	63,252
See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

Three months ended September 30, 2019

	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Amount	Shares	Par				Total
	(In thousands, except share amounts)
Balance at July 1, 2019	$—	53,334,512	$26,667	1,094,807	2,385,620	(899,388)	2,607,706
Comprehensive income	—	—	—	—	(91,455)	(15,766)	(107,221)
Common stock dividends declared and paid—$0.56 per share	—	—	—	—	(29,886)	—	(29,886)
Common stock issued under employee stock option and stock purchase plans (1)	—	20,238	29	2,811	—	—	2,840
Benefit plan stock sales (purchases), net (2)	—	(10)	—	(1)	—	—	(1)
Common stock repurchases	—	(62,695)	(31)	(1,252)	(1,923)	—	(3,206)
Share-based compensation	—	—	—	6,755	—	—	6,755
Balance at September 30, 2019	$—	53,292,045	$26,665	1,103,120	2,262,356	(915,154)	2,476,987

Three months ended September 30, 2018

	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Amount	Shares	Par				Total
	(In thousands, except share amounts)
Balance at July 1, 2018	$—	53,094,736	$26,547	1,062,561	2,201,534	(829,783)	2,460,859
Comprehensive income	—	—	—	—	90,842	11,633	102,475
Common stock dividends declared and paid—$0.54 per share	—	—	—	—	(28,663)	—	(28,663)
Common stock issued under employee stock option and stock purchase plans (1)	—	127,911	64	8,298	—	—	8,362
Benefit plan stock sales (purchases), net (2)	—	(40)	—	(3)	—	—	(3)
Common stock repurchases	—	(134,494)	(67)	(2,624)	(7,768)	—	(10,459)
Share-based compensation	—	—	—	7,179	—	—	7,179
Balance at September 30, 2018	$—	53,088,113	$26,544	1,075,411	2,255,945	(818,150)	2,539,750

__________________
(1)Net of common shares delivered as payment for the exercise price or to satisfy the holders’ withholding tax liability upon exercise of options.
(2)Represents open-market transactions of common shares by the trustee of Ryder’s deferred compensation plans.
See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

Nine months ended September 30, 2019

	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Amount	Shares	Par				Total
	(In thousands, except share amounts)
Balance at January 1, 2019	$—	53,116,485	$26,559	1,084,391	2,337,252	(911,634)	2,536,568
Comprehensive income	—	—	—	—	29,076	(3,520)	25,556
Common stock dividends declared and paid—$1.64 per share	—	—	—	—	(87,942)	—	(87,942)
Common stock issued under employee stock option and stock purchase plans (1)	—	583,329	310	5,246	—	—	5,556
Benefit plan stock sales (purchases), net (2)	—	40	—	(2)	—	—	(2)
Common stock repurchases	—	(407,809)	(204)	(8,192)	(16,030)	—	(24,426)
Share-based compensation	—	—	—	21,677	—	—	21,677
Balance at September 30, 2019	$—	53,292,045	$26,665	1,103,120	2,262,356	(915,154)	2,476,987

Nine months ended September 30, 2018

	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Amount	Shares	Par				Total
	(In thousands, except share amounts)
Balance at January 1, 2018	$—	52,955,314	$26,478	1,051,017	2,086,918	(710,836)	2,453,577
Comprehensive income	—	—	—	—	172,636	(6,747)	165,889
Common stock dividends declared and paid—$1.58 per share	—	—	—	—	(83,889)	—	(83,889)
Common stock issued under employee stock option and stock purchase plans (1)	—	501,183	250	12,720	—	—	12,970
Benefit plan stock sales (purchases), net (2)	—	505	—	52	—	—	52
Common stock repurchases	—	(368,889)	(184)	(7,209)	(20,287)	—	(27,680)
Share-based compensation	—	—	—	18,831	—	—	18,831
Adoption of new accounting standard (3)	—	—	—	—	100,567	(100,567)	—
Balance at September 30, 2018	$—	53,088,113	$26,544	1,075,411	2,255,945	(818,150)	2,539,750

__________________
(1)Net of common shares delivered as payment for the exercise price or to satisfy the holders’ withholding tax liability upon exercise of options.
(2)Represents open-market transactions of common shares by the trustee of Ryder’s deferred compensation plans.
(3)Reflects the impact of adopting ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income in 2018, which resulted in a reclassification of stranded tax effects caused by the 2017 Tax Cuts and Jobs Act from accumulated other comprehensive loss to retained earnings.
See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)
1. GENERAL

Interim Financial Statements

The accompanying unaudited Consolidated Condensed Financial Statements include the accounts of Ryder System, Inc. (Ryder) and all entities in which Ryder has a controlling voting interest (subsidiaries) and variable interest entities (VIEs) required to be consolidated in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The accompanying unaudited Consolidated Condensed Financial Statements have been prepared in accordance with the accounting policies described in our 2018 Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements and notes thereto except for the update to our significant accounting policies for revenue recognition, leases and goodwill discussed below. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included and the disclosures herein are adequate. The operating results for interim periods are unaudited and are not necessarily indicative of the results that can be expected for a full year.

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

Our ChoiceLease product includes the lease of a vehicle (lease component) and the executory agreement for the maintenance, insurance, taxes and other services (non-lease components) related to the leased vehicles during the lease term. We generally lease new vehicles to our customers. Consideration is allocated between the lease component and non-lease component based on management's best estimate of the relative stand-alone selling price of each component. Our ChoiceLease product provides for a fixed charge billing and a variable charge billing based on mileage or time usage. Fixed charges are typically billed at the beginning of the month and variable charges are typically billed a month in arrears. Revenue from the lease component of ChoiceLease agreements is recognized based on the classification of the arrangement, typically as either an operating or a sales-type lease. Our commercial rental product includes the short-term rental of a vehicle (one day up to one year in length). All of our rental arrangements are classified as operating leases and revenue is recognized on a straight-line basis.

The majority of our leases are classified as operating leases and we recognize revenue for the lease component of the product line on a straight-line basis. The non-lease component for maintenance services is accounted for in accordance with revenue guidance in Revenue from Contracts with Customers (Topic 606). Maintenance services are not typically performed evenly over the life of a ChoiceLease contract as the level of maintenance provided generally increases as vehicles age. We recognize maintenance revenue using an input method, consistent with the estimated pattern of the costs to maintain the underlying vehicles. This will generally result in the recognition of a contract liability for some portion of the customer's payments allocated to the maintenance service component of the arrangement. Included in lease & related maintenance and rental revenues is non-lease revenue from maintenance services of $235 million and $229 million for the three months ended

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

September 30, 2019 and 2018, respectively, and $710 million and $677 million for the nine months ended September 30, 2019 and 2018, respectively.

Effective with the adoption of Topic 842, we recorded an after-tax cumulative effect adjustment to decrease retained earnings as of January 1, 2017, by approximately $315 million primarily to recognize a contract liability (deferred revenue) related to maintenance services, which was partially offset by costs capitalized related to sales commissions.

We recorded deferred revenue of $573 million and $566 million as of September 30, 2019 and December 31, 2018, respectively, related to the maintenance services component of our ChoiceLease product line. We also recorded capitalized sales commissions of $92 million and $93 million as of September 30, 2019 and December 31, 2018, respectively. Included in capitalized sales commissions are initial direct costs of our leases of $55 million and $53 million as of September 30, 2019 and December 31, 2018 related to incremental sales commissions paid to our sales force as a result of obtaining ChoiceLease contracts. Refer to Note 3, "Revenue," and Note 5, "Accrued Expenses and Other Liabilities" for further information.

Lease and rental agreements do not usually provide for scheduled rent increases or escalations. However, most lease agreements allow for rate changes based upon changes in the Consumer Price Index (CPI). Lease and rental agreements also provide for vehicle usage charges based on a time charge and/or a fixed per-mile charge. The time charge, the per-mile charge and the changes in rates attributed to changes in the CPI are considered contingent rentals and are not considered fixed or determinable until the equipment usage or CPI change occurs. This consideration is allocated to the lease and non-lease components of the contract as it is billed to the customer based on the allocation determined at contract inception. Variable consideration allocated to the lease component is recognized in revenue on a straight-line basis for the remainder of the contract term and variable consideration allocated to the non-lease component is recognized in revenue using an input method, consistent with the estimated pattern of maintenance costs for the remainder of the contract term.

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

Allocating consideration between lease and non-lease components in our ChoiceLease product requires significant judgment. We do not sell the components of our ChoiceLease product offering on a stand-alone basis. Judgment is required to determine the stand-alone selling prices of the lease and non-lease components in order to allocate the consideration on a relative stand-alone selling price basis.

We determine the stand-alone price of the lease component using the projected cash flows of the lease assuming a certain targeted return. We consider a number of factors to determine the targeted return, including the net present value of the projected cash flows in a ChoiceLease arrangement discounted at our weighted average cost of capital.

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

As practical expedients, we do not disclose information about remaining performance obligations that are part of a contract that has an original expected duration of one year or less, and we do not disclose information about remaining performance obligations when we have the right to invoice the customer and the revenue recognized corresponds directly with the value to the customer of our performance completed to date.

Leases

Leases as Lessor

We lease revenue earning equipment to customers for periods generally ranging from three to seven years for trucks and tractors and up to ten years for trailers. We determine if an arrangement is or contains a lease at inception. The standard lease agreement for revenue earning equipment provides both parties the right to terminate; therefore, we evaluate whether the lessee is reasonably certain to exercise the termination option in order to determine the appropriate lease term. If we terminate, the customer has the right (but not obligation) to purchase the vehicle. If the customer terminates, we have the option to require the customer to purchase the vehicle or pay a termination penalty. Our leases generally do not provide either party an option to renew the lease. We also rent revenue earning equipment to customers on a short-term basis, from one day up to one year in length. From time to time, we may also lease facilities to third parties. The majority of our leases are classified as operating leases. However, some of our revenue earning equipment leases are classified as sales-type leases. Refer to Note 4, "Revenue Earning Equipment, net" for further information on our estimates of residual values and useful lives of revenue earning equipment which impact our sales-type leases.

Leases as Lessee

We lease facilities, revenue earning equipment, material handling equipment, automated washing machines, vehicles and office equipment. We determine if an arrangement is or contains a lease at inception. Effective with the adoption of Topic 842, we have established right-of-use (ROU) assets, which represent our right to use an underlying asset for the lease term and lease liabilities, which represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate of return, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. Operating lease ROU assets also exclude lease incentives received. We pay variable lease charges related to property taxes, insurance and maintenance as well as changes in CPI for leased facilities; usage-based fees for revenue

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

earning equipment, automated washing machines, vehicles and office equipment; and hours of operation for material handling equipment. For leases with a term of 12 months or less, with the exception of our real estate leases, we recognize lease payments in our income statement on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments is incurred.

Lease terms for the facilities are generally three to five years with one or more five-year renewal options and the lease terms for revenue earning equipment, material handling equipment, automated washing machines and vehicles typically range from three to seven years typically with no extension options. For purposes of calculating ROU assets and operating lease liabilities, lease terms may be deemed to include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Macroeconomic conditions is the primary factor used to estimate whether an option to extend a lease term will be exercised or not. None of our leasing arrangements contain restrictive financial covenants. Certain of our material handling equipment leases have residual value guarantees. We recorded operating lease ROU assets and finance lease assets totaling approximately $251 million and $245 million as of September 30, 2019 and December 31, 2018, respectively, related to leases as lessee. Refer to Note 6, "Leases."

Goodwill

In the third quarter of 2019, we performed an interim impairment test of our FMS North America reporting unit (“FMS NA”) as a result of the decline in market conditions and our updated outlook primarily in the used vehicle market, which negatively affects our forecasted cash flows from the sale of used vehicles. Our valuation of fair value for FMS NA was determined based on a discounted future cash flow model (income approach) and the application of current market multiples for comparable publicly-traded companies (market approach). There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment.

Based on our analysis, we determined that FMS NA goodwill was not impaired as of September 30, 2019. However, the fair value of FMS NA was not substantially in excess of its carrying amount. The estimated fair value of the FMS NA reporting unit exceeded its carrying value by approximately 5%. Given this level of excess fair value, in the event the financial performance of FMS NA does not meet our expectations in the future; we experience future prolonged market downturns, including in the used vehicle market; or other negative revisions to key assumptions, we may be required to perform additional impairment analyses and could be required to recognize a non-cash goodwill impairment charge. As of September 30, 2019, there was $244 million of goodwill recorded related to FMS NA.

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

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326). This pronouncement, along with subsequent ASUs issued to clarify certain provisions of ASU 2016-13, modifies the measurement of expected credit losses of certain financial instruments, including our accounts receivable and net investments in sales-type leases. Among other things, these amendments require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The standard is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The standard requires a cumulative-effect adjustment to the statement of financial position as of the beginning of the first reporting period in which the guidance is effective. Periods prior to the adoption date that are presented for comparative purposes are not adjusted. We are currently evaluating the impact of the adoption of this update on our consolidated financial position, results of operations, and cash flows.

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

Adoption of the new lease standard impacted our previously reported Consolidated Condensed Statements of Earnings and Comprehensive Income as follows (in millions, except per share amounts):

	Three months ended September 30, 2018				Nine months ended September 30, 2018

	As Previously	Lessor	Lessee and Other		As Previously	Lessor	Lessee and Other
	Reported	Adjustments (1)	Adjustments (1)	As Revised	Reported	Adjustments (1)	Adjustments (1)	As Revised
Lease & related maintenance and rental revenues	$895.2	1.2	0.4	896.8	$2,577.4	2.0	1.0	2,580.4
Total revenues	2,158.1	1.2	0.4	2,159.7	6,150.9	2.0	1.0	6,153.8

Cost of lease & related maintenance and rental	649.4	(2.7)	—	646.7	1,905.0	(9.9)	—	1,895.1
Cost of services (2)	945.9	—	2.1	947.9	2,639.1	—	5.6	2,644.8
Other operating expenses	30.3	—	(0.3)	30.0	94.8	—	(1.1)	93.7
Selling, general and administrative expenses (2)	215.5	0.9	(0.8)	215.6	637.3	1.0	(2.2)	636.0
Used vehicle sales, net	3.0	0.2	—	3.2	16.4	(0.2)	—	16.2
Interest expense	47.4	—	0.5	47.8	127.5	—	1.2	128.8
Restructuring and other items, net (2)	0.3	—	(0.9)	(0.5)	19.7	—	(2.4)	17.3
Earnings from continuing operations before income taxes	116.1	2.9	(0.2)	118.9	262.5	11.2	(0.2)	273.5
Provision for income taxes	26.6	0.6	—	27.3	95.6	2.8	—	98.4
Earnings from continuing operations	89.5	2.3	(0.2)	91.6	167.0	8.4	(0.2)	175.1
Net earnings	88.8	2.3	(0.2)	90.8	164.5	8.4	(0.2)	172.6

Comprehensive income	100.6	1.9	—	102.5	156.4	9.5	—	165.9

Earnings per common share - Basic
Continuing operations	$1.70	0.04	—	1.74	$3.18	0.15	—	3.33
Net earnings	$1.69	0.04	—	1.73	$3.13	0.15	—	3.28

Earnings per common share - Diluted
Continuing operations	$1.69	0.04	—	1.73	$3.15	0.16	—	3.31
Net earnings	$1.68	0.04	—	1.72	$3.11	0.16	—	3.26
————————————
(1)We determined that in a prior period certain lessor arrangements of revenue earning equipment historically accounted for as operating leases should have been accounted for as direct financing leases. Additionally, we evaluated our leases for classification and determined that certain lessee arrangements, primarily real estate leases, historically accounted for as operating leases should have been accounted for as capital leases. The prior period error was corrected by reducing "Lease & related maintenance and rental revenues" by approximately $5 million and $14 million during the three and nine months ended September 30, 2018, respectively. We also reduced depreciation expense (included in "Cost of lease & related maintenance and rental") by approximately $5 million and $14 million during the three and nine months ended September 30, 2018, respectively. We concluded these errors were not material to any of our previously issued consolidated financial statements.
(2)Adjustments primarily reflect the reclassification of our Singapore operations into "Restructuring and other items, net," that were shut down during 2019.
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
————————————
(1)We determined that in a prior period certain lessor arrangements of revenue earning equipment historically accounted for as operating leases should have been accounted for as direct financing leases. Additionally, we evaluated our leases for classification and determined that certain lessee arrangements, primarily real estate leases, historically accounted for as operating leases should have been accounted for as capital leases. The prior period error was corrected by increasing "Receivables, net" by approximately $24 million and also increasing sales-type leases and other assets by approximately $65 million and reducing "Revenue earning equipment, net" by approximately $83 million. We concluded these errors were not material to any of our previously issued consolidated financial statements.
Note: Amounts may not be additive due to rounding.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

Adoption of the new lease standard impacted our previously reported Consolidated Condensed Statements of Cash Flows as follows (in millions):

	Nine months ended September 30, 2018
	As Previously Reported	New Lease Standard Adjustments	As Revised
Net earnings	$164.5	8.1	172.6
Earnings from continuing operations	167.0	8.1	175.1
Depreciation expense	1,028.5	(6.5)	1,022.0
Used vehicle sales, net	16.4	(0.2)	16.2
Amortization expense and other non-cash charges, net	21.2	83.7	104.9
Deferred income tax expense	103.1	2.8	105.9
Collections on sales-type leases and other items	—	63.3	63.3
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(27.2)	(77.3)	(104.5)
Accrued expenses and other non-current liabilities	(6.7)	(10.7)	(17.4)
Net cash provided by operating activities from continuing operations	1,212.4	63.2	1,275.6
Debt repaid	(466.1)	(5.6)	(471.7)
Net cash provided by financing activities from continuing operations	784.9	(5.6)	779.2
Collections on direct finance leases and other items	57.6	(57.6)	—
Net cash used in investing activities from continuing operations	(2,018.2)	(57.6)	(2,075.8)
Note: Amounts may not be additive due to rounding.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

3. REVENUE

Disaggregation of Revenue

The following tables disaggregate our revenue recognized by primary geographical market, major product/service lines, and industry. During 2019, we adopted Topic 842 and have retrospectively adjusted 2018 for the impact of this new standard.

Primary Geographical Markets

	Three months ended September 30, 2019
	FMS	DTS	SCS	Eliminations	Total
	(In thousands)
United States	$1,250,147	359,211	508,091	(144,941)	1,972,508
Canada	75,836	—	53,550	(5,284)	124,102
Europe	71,363	—	—	—	71,363
Mexico	—	—	55,959	—	55,959
Singapore	—	—	—	—	—
Total revenue	$1,397,346	359,211	617,600	(150,225)	2,223,932

	Three months ended September 30, 2018
	FMS	DTS	SCS	Eliminations	Total
	(In thousands)
United States (1)	1,185,548	340,604	524,974	(141,874)	1,909,252
Canada	75,859	—	45,587	(5,363)	116,083
Europe	76,364	—	—	—	76,364
Mexico (1)	—	—	51,927	—	51,927
Singapore	—	—	6,056	—	6,056
Total revenue	1,337,771	340,604	628,544	(147,237)	2,159,682
————————————
(1) 2018 SCS total revenue amounts for the United States and Mexico include reclassifications to conform to the current period presentation.

	Nine months ended September 30, 2019
	FMS	DTS	SCS	Eliminations	Total
	(In thousands)
United States	$3,687,721	1,071,076	1,577,106	(448,114)	5,887,789
Canada	226,240	—	156,803	(16,147)	366,896
Europe	225,894	—	—	—	225,894
Mexico	—	—	165,380	—	165,380
Singapore	—	—	3,293	—	3,293
Total revenue	$4,139,855	1,071,076	1,902,582	(464,261)	6,649,252

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

	Nine months ended September 30, 2018
	FMS	DTS	SCS	Eliminations	Total
	(In thousands)
United States (1)	3,410,737	970,196	1,427,196	(405,158)	5,402,971
Canada	226,161	—	136,428	(15,572)	347,017
Europe	239,652	—	—	—	239,652
Mexico (1)	—	—	146,029	—	146,029
Singapore	—	—	18,122	—	18,122
Total revenue	3,876,550	970,196	1,727,775	(420,730)	6,153,791
————————————
(1) 2018 SCS total revenue amounts for the United States and Mexico include reclassifications to conform to the current period presentation.

Major Products/Service Lines

	Three months ended September 30, 2019
	FMS	DTS	SCS	Eliminations	Total
	(In thousands)
ChoiceLease	$779,811	—	—	(70,563)	709,248
SelectCare	133,434	—	—	(11,801)	121,633
Commercial rental	262,976	—	—	(13,035)	249,941
Fuel	198,669	—	—	(54,826)	143,843
Other	22,456	—	—	—	22,456
DTS	—	359,211	—	—	359,211
SCS	—	—	617,600	—	617,600
Total revenue	$1,397,346	359,211	617,600	(150,225)	2,223,932

	Three months ended September 30, 2018
	FMS	DTS	SCS	Eliminations	Total
	(In thousands)
ChoiceLease	717,951	—	—	(63,882)	654,069
SelectCare	125,850	—	—	(10,418)	115,432
Commercial rental	257,909	—	—	(15,190)	242,719
Fuel	214,534	—	—	(57,747)	156,787
Other	21,527	—	—	—	21,527
DTS	—	340,604	—	—	340,604
SCS	—	—	628,544	—	628,544
Total revenue	1,337,771	340,604	628,544	(147,237)	2,159,682

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

	Nine months ended September 30, 2019
	FMS	DTS	SCS	Eliminations	Total
	(In thousands)
ChoiceLease	$2,293,701	—	—	(209,301)	2,084,400
SelectCare	405,572	—	—	(35,863)	369,709
Commercial rental	752,995	—	—	(44,814)	708,181
Fuel	618,906	—	—	(174,283)	444,623
Other	68,681	—	—	—	68,681
DTS	—	1,071,076	—	—	1,071,076
SCS	—	—	1,902,582	—	1,902,582
Total revenue	$4,139,855	1,071,076	1,902,582	(464,261)	6,649,252

	Nine months ended September 30, 2018
	FMS	DTS	SCS	Eliminations	Total
	(In thousands)
ChoiceLease	2,109,908	—	—	(186,867)	1,923,041
SelectCare	372,989	—	—	(29,603)	343,386
Commercial rental	694,864	—	—	(37,536)	657,328
Fuel	633,571	—	—	(166,724)	466,847
Other	65,218	—	—	—	65,218
DTS	—	970,196	—	—	970,196
SCS	—	—	1,727,775	—	1,727,775
Total revenue	3,876,550	970,196	1,727,775	(420,730)	6,153,791

Industry

Our SCS business segment includes revenue from the below industries:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In thousands)
Automotive	$246,627	250,461	$761,593	690,138
Technology and healthcare	100,286	123,043	324,009	340,528
CPG and retail	217,901	210,966	660,581	544,019
Industrial and other	52,786	44,074	156,399	153,090
Total revenue	$617,600	628,544	$1,902,582	1,727,775

Contract Balances

We record a receivable related to revenue recognized when we have an unconditional right to invoice. There were no material contract assets as of September 30, 2019 or December 31, 2018. Trade receivables were $1.09 billion at both September 30, 2019 and December 31, 2018.

Contract liabilities primarily relate to payments received in advance of performance under the contract. Changes in contract liabilities are due to our performance under the contract. The amount of deferred revenue as of January 1, 2019 recognized during the three and nine months ended September 30, 2019 was $41 million and $142 million, respectively. In addition, we deferred consideration of $50 million and $152 million received in advance of performance during the three and nine months

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

ended September 30, 2019, respectively, resulting in an increase in deferred revenue. Refer to Note 5, "Accrued Expenses and Other Liabilities," for additional information on deferred revenue.

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized (“contracted not recognized revenue”). Contracted not recognized revenue includes deferred revenue and amounts for full service ChoiceLease maintenance revenue that will be recognized as revenue in future periods as we provide maintenance services to our customers. Contracted not recognized revenue excludes variable consideration as it is not included in the transaction price consideration allocated at contract inception. Contracted not recognized revenue was $2.8 billion as of September 30, 2019.

Costs to Obtain and Fulfill a Contract

We capitalize incremental sales commissions paid as a result of obtaining ChoiceLease, DTS and SCS service contracts as contract costs. Capitalized sales commissions totaled $106 million and $107 million at September 30, 2019 and December 31, 2018, respectively. Capitalized sales commissions include initial direct costs of our leases of $55 million at September 30, 2019 and $53 million at December 31, 2018. Capitalized sales commissions are presented in “Sales-type leases and other assets” in our Consolidated Condensed Balance Sheets.

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

For both the three months ended September 30, 2019 and 2018, the amount of amortization was $11 million. For the nine months ended September 30, 2019 and 2018, the amount of amortization was $32 million and $28 million, respectively.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

4. REVENUE EARNING EQUIPMENT, NET

	September 30, 2019			December 31, 2018
	Cost	Accumulated Depreciation	Net Book Value (1)	Cost	Accumulated Depreciation	Net Book Value (1)
	(In thousands)
Held for use:
ChoiceLease	$12,041,619	(4,049,919)	7,991,700	10,824,989	(3,645,655)	7,179,334
Commercial rental	3,403,483	(1,093,663)	2,309,820	3,152,908	(1,047,346)	2,105,562
Held for sale	533,855	(406,924)	126,931	467,093	(336,028)	131,065
Total	$15,978,957	(5,550,506)	10,428,451	14,444,990	(5,029,029)	9,415,961
 ————————————
(1)Revenue earning equipment, net includes vehicles under finance leases of $12 million, less accumulated depreciation of $7 million, at September 30, 2019, and $23 million, less accumulated depreciation of $13 million, at December 31, 2018.

We periodically review and adjust, as appropriate, the residual values and useful lives of revenue earning equipment for purposes of recording depreciation expense. Our review of the residual values and useful lives of revenue earning equipment is established with a long-term view based on vehicle class, generally subcategories of trucks, tractors and trailers by weight and usage, as well as other factors, which we refer to as "policy depreciation." These other factors include, but are not limited to, historical market prices, current and expected future market price trends, expected lives of vehicles, and expected sales in the wholesale and retail markets. Factors that could cause actual results to materially differ from estimates include, but are not limited to, unforeseen changes in technology; changes in supply and demand; competitor pricing; regulatory requirements; driver shortages, requirements and preferences; as well as changes in underlying assumption factors. We have disciplines related to the management and maintenance of our vehicles designed to manage the risk associated with the residual values of our revenue earning equipment. In addition, we monitor market trends throughout the year and assess estimates of residual values of vehicles expected to be made available for sale in the near-term (generally 12 to 24 months) and may adjust estimates of residual values for these vehicles to reflect current market rates, which we refer to as "accelerated depreciation."

At the end of the second quarter of 2019, we began to experience softening in used vehicle market conditions, which intensified through the third quarter of 2019 and we now expect to continue through 2020. In addition, our inventory of used vehicles that is expected to be made available for sale was higher than expected, which has and will impact the volume of used vehicle sales expected to be transacted through our wholesale channels. Due to these dynamics and our updated outlook, management concluded that our residual value estimates likely exceeded the expected future values that would be realized upon the sale of power vehicles in our fleet. As a result, we changed the estimates of residual values for our revenue earning equipment in the third quarter of 2019 to reflect more recent multi-year trends and our outlook for the expected used vehicle market. The increase in depreciation expense resulting from the change in estimate reduced income from continuing operations before income taxes and net income by approximately $177 million and $158 million, respectively, for both the three and nine months ended September 30, 2019. This amount included accelerated depreciation of approximately $117 million related to lower residual value estimates of vehicles expected to be sold in the near-term and additional policy depreciation of $52 million, as well as valuation adjustments of $8 million related to assets currently held for sale. The effect of the change in estimate decreased our diluted earnings per share by $3.01 for both the three and nine months ended September 30, 2019.

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

The following table presents our assets held for sale that are measured at fair value on a nonrecurring basis and considered a Level 3 fair value measurement:

			Total Losses (2)
			Three months ended September 30,		Nine months ended September 30,
	September 30, 2019	December 31, 2018	2019	2018	2019	2018
	(In thousands)
Assets held for sale:
Revenue earning equipment (1):
Trucks	$39,183	44,325	$10,269	9,713	$30,556	28,609
Tractors	44,285	35,397	14,430	1,317	34,451	6,795
Trailers	1,186	1,507	1,195	502	2,859	3,700
Total assets at fair value	$84,654	81,229	$25,894	11,532	$67,866	39,104
 ————————————
(1)Assets held for sale in the table above only include the portion of revenue earning equipment held for sale where net book values exceeded fair values and fair value adjustments were recorded. The net book value of assets held for sale that were less than fair value was $42 million and $50 million as of September 30, 2019 and December 31, 2018, respectively.
(2)Total losses represent fair value adjustments for all vehicles reclassified to held for sale throughout the period for which fair value was less than net book value.

The components of used vehicle sales, net were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In thousands)
Gains on vehicle sales, net	$(3,160)	(8,329)	$(18,775)	(22,911)
Losses from fair value adjustments	25,894	11,532	67,866	39,104
Used vehicle sales, net	$22,734	3,203	$49,091	16,193

We own the majority of our revenue earning equipment. Revenue earning equipment that we lease as a lessee are immaterial and are therefore not separately disclosed from owned revenue earning equipment.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

5. ACCRUED EXPENSES AND OTHER LIABILITIES

	September 30, 2019			December 31, 2018
	Accrued Expenses	Non-Current Liabilities	Total	Accrued Expenses	Non-Current Liabilities	Total
	(In thousands)
Salaries and wages	$124,163	—	124,163	149,629	—	149,629
Deferred compensation	5,988	60,479	66,467	4,524	55,279	59,803
Pension benefits	3,767	457,697	461,464	3,754	456,979	460,733
Other postretirement benefits	1,393	18,565	19,958	1,387	18,097	19,484
Other employee benefits	17,220	—	17,220	28,370	—	28,370
Insurance obligations (1)	161,004	275,841	436,845	139,314	247,552	386,866
Operating taxes	110,044	—	110,044	100,399	—	100,399
Income taxes	7,290	18,368	25,658	3,491	18,477	21,968
Interest	43,304	—	43,304	39,522	—	39,522
Deposits, mainly from customers	80,722	3,116	83,838	80,401	3,390	83,791
Operating lease liabilities	72,888	144,834	217,722	73,422	137,384	210,806
Deferred revenue (2)	164,963	425,270	590,233	160,902	421,176	582,078
Restructuring liabilities (3)	2,157	—	2,157	7,595	—	7,595
Other	54,390	47,245	101,635	55,029	44,291	99,320
Total	$849,293	1,451,415	2,300,708	847,739	1,402,625	2,250,364
 ————————————
(1)Insurance obligations are primarily comprised of self-insured claim liabilities.
(2)Deferred revenue is primarily related to the non-lease maintenance services component of our ChoiceLease product line.
(3)The reduction in restructuring liabilities from December 31, 2018 principally represents cash payments for employee termination costs. The majority of the balance remaining in restructuring liabilities is expected to be paid by the end of 2019.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

6. LEASES
Leases as Lessor

The components of lease income were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In thousands)
Operating leases
Lease income related to lease payments	$381,170	344,031	$1,116,029	1,013,728
Lease income related to commercial rental (1)	249,941	242,719	708,181	657,328

Sales type leases
Interest income related to net investment in leases	11,169	9,555	33,057	29,075

Variable lease income excluding commercial rental (1)	69,641	60,845	183,489	169,478
————————————
(1)Lease income related to commercial rental includes both fixed and variable lease income. Variable lease income is approximately 15% to 25% of total commercial rental income based on management's internal estimates.

The components of net investment in sales-type leases were as follows:

	September 30, 2019	December 31, 2018
	(In thousands)
Net investment in the lease — lease payment receivable	$580,047	505,057
Net investment in the lease — unguaranteed residual value in assets	55,528	46,209
	$635,575	551,266
————————————
Note: The net investment in the sales-type lease shown above are included in "Receivables, net" and "Sales-type leases and other assets" in the Consolidated Condensed Balance Sheets.

Maturities of sales-type lease receivables were as follows:

	September 30, 2019	December 31, 2018
	(In thousands)
2019 (remaining three months ending December 31, 2019)	$39,210	133,557
2020	168,652	136,924
2021	145,008	114,983
2022	115,490	85,146
2023	82,193	52,161
Thereafter	139,651	78,935
Total undiscounted cash flows	690,204	601,706
Present value of lease payments (recognized as lease receivables)	(580,047)	(505,057)
Difference between undiscounted cash flows and discounted cash flows	$110,157	96,649

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

Maturities of operating lease payments were as follows:

	September 30, 2019	December 31, 2018
	(In thousands)
2019 (remaining three months ending December 31, 2019)	$347,696	1,159,851
2020	1,211,789	892,721
2021	952,610	646,008
2022	673,422	421,050
2023	447,920	249,255
Thereafter	491,477	203,632
Total undiscounted cash flows	$4,124,914	3,572,517

Leases as Lessee
The components of lease expense were as follows:

		Three months ended September 30,		Nine months ended September 30,
	Classification	2019	2018	2019	2018
		(In thousands)
Finance lease cost
Amortization of right-of-use assets	Other operating expenses, SG&A	$3,735	3,805	$10,257	10,787
Interest on lease liabilities	Interest expense	638	689	1,916	1,886
Operating lease cost	Other operating expenses, SG&A	23,722	23,063	70,578	64,506
Short-term lease and other	Other operating expenses, SG&A	2,480	835	6,569	2,648
Variable lease cost	Other operating expenses, SG&A	4,320	3,647	9,920	8,092
Sublease income	Cost of lease & related maintenance and rental, cost of services	(5,691)	(6,490)	(17,201)	(19,050)
Total lease cost		$29,204	25,549	$82,039	68,869

Supplemental cash flow information related to leases was as follows:

	Nine months ended September 30,
	2019	2018
	(In thousands)
Cash paid for amounts included in measurement of liabilities
Operating cash flows from finance leases	$1,916	1,886
Operating cash flows from operating leases	69,848	63,286
Financing cash flows from finance leases	14,650	13,420
Right-of-use assets obtained in exchange for lease obligations:
Finance leases	15,336	12,889
Operating leases	70,365	96,295

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

Supplemental balance sheet information relates to leases was as follows:

	Classification	September 30, 2019	December 31, 2018
		(In thousands)
Assets
Operating lease right-of-use assets	Sales-type leases and other assets	$209,556	203,834
Finance lease assets	Operating property and equipment, net and revenue earning equipment, net	41,346	41,647
Total leased assets		$250,902	245,481

Liabilities
Current
Operating	Accrued expenses and other current liabilities	$72,888	73,422
Finance	Short-term debt and current portion of long-term debt	12,209	14,543

Noncurrent
Operating	Other non-current liabilities	144,834	137,384
Finance	Long-term debt	36,351	32,909
Total lease liabilities		$266,282	258,258

	September 30, 2019	December 31, 2018
	(In thousands)
Weighted-average remaining lease term
Operating	4 years	4 years
Finance	6 years	7 years
Weighted-average discount rate
Operating	3.9%	3.7%
Finance	7.2%	8.0%

Maturities of operating and finance lease liabilities were as follows:

	Operating Leases	Finance Leases	Total
	(In thousands)
2019 (remaining three months ending December 31, 2019)	$22,200	3,962	26,162
2020	72,840	13,709	86,549
2021	51,964	12,048	64,012
2022	37,869	8,130	45,999
2023	26,558	5,532	32,090
Thereafter	23,570	14,178	37,748
Total lease payments	235,001	57,559	292,560
Less: Imputed Interest	(17,279)	(8,999)	(26,278)
Present value of lease liabilities	$217,722	48,560	266,282

As of September 30, 2019, we have entered into additional facility operating leases that have not yet commenced of $7 million. The operating leases will commence in 2019 with lease terms of generally 2 to 5 years.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

7. DEBT

	Weighted-Average Interest Rate
	September 30, 2019	December 31, 2018	Maturities	September 30, 2019	December 31, 2018
				(In thousands)
Short-term debt and current portion of long-term debt:
Short-term debt	1.57%	2.69%		$217,738	81,522
Current portion of long-term debt, including finance leases				722,953	855,609
Total short-term debt and current portion of long-term debt				940,691	937,131
Long-term debt:
U.S. commercial paper (1)	2.30%	2.78%	2023	698,594	454,397
Canadian commercial paper (1)	2.00%	2.28%	2023	111,420	123,491
Trade receivables program	—%	3.15%	2020	—	200,000
Global revolving credit facility	3.07%	2.25%	2023	3,000	12,581
Unsecured U.S. notes — Medium-term notes (1)(2)	3.21%	3.22%	2020-2025	5,564,895	4,853,496
Unsecured U.S. obligations	3.05%	3.50%	2024	200,000	50,000
Unsecured foreign obligations	2.80%	1.61%	2020-2024	83,984	216,719
Asset-backed U.S. obligations (3)	2.49%	2.37%	2019-2026	842,899	627,707
Finance lease obligations	7.19%	7.97%	2019-2073	48,560	47,452
Total long-term debt				7,553,352	6,585,843
Debt issuance costs				(24,513)	(18,088)
				7,528,839	6,567,755
Current portion of long-term debt, including finance leases				(722,953)	(855,609)
Long-term debt				6,805,886	5,712,146
Total debt				$7,746,577	6,649,277
 ————————————
(1)Amounts are net of unamortized original issue discounts of $7 million at September 30, 2019 and December 31, 2018, respectively.
(2)Amounts are inclusive of fair market value adjustments on notes subject to hedging of $1 million and $10 million at September 30, 2019 and December 31, 2018, respectively. The notional amount of the executed interest rate swaps designated as fair value hedges was $525 million and $725 million at September 30, 2019 and December 31, 2018, respectively. Refer to Note 8, "Derivatives," for additional information.
(3)Asset-backed U.S. obligations are related to financing transactions backed by a portion of our revenue earning equipment.

We maintain a $1.4 billion global revolving credit facility with a syndicate of twelve lending institutions, which matures in September 2023. The agreement provides for annual facility fees that range from 7.5 basis points to 20 basis points based on Ryder's long-term credit ratings. The annual facility fee is currently 10 basis points, which applies to the total facility size of $1.4 billion. The credit facility is primarily used to finance working capital but can also be used to issue up to $75 million in letters of credit (there were no letters of credit outstanding against the facility at September 30, 2019). At September 30, 2019, $546 million was available under the credit facility.

In order to maintain availability of funding, we must maintain a ratio of debt to consolidated net worth of less than or equal to 300%. Net worth, as defined in the credit facility, represents shareholders' equity excluding any accumulated other comprehensive income or loss associated with our pension and other postretirement plans. The ratio at September 30, 2019 was 219%.
Our global revolving credit facility enables us to refinance short-term obligations on a long-term basis. Short-term commercial paper obligations not required for working capital needs are classified as long-term as we have both the intent and ability to refinance on a long-term basis. In addition, we have the intent and ability to refinance the current portion of certain long-term debt on a long-term basis. At September 30, 2019, we classified $810 million of short-term commercial paper, $400 million of the current portion of long-term debt and $19 million of short-term debt as long-term debt. At December 31, 2018, we classified $578 million of short-term commercial paper, $200 million of trade receivables borrowings, $250 million of the current portion of long-term debt and $50 million of short-term debt as long-term debt.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

In August 2019, we issued $550 million of unsecured medium-term notes maturing in September 2024. In May 2019, we issued $550 million of unsecured medium-term notes maturing in June 2022. In February 2019, we issued $600 million of unsecured medium-term notes maturing in March 2024. The proceeds from these notes were used to pay off maturing debt and for general corporate purposes. If these notes are downgraded below investment grade following, and as a result of, a change in control, the note holders can require us to repurchase all or a portion of the notes at a purchase price equal to 101% of principal value plus accrued and unpaid interest.

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

We have a trade receivables purchase and sale program, pursuant to which we sell certain of our domestic trade accounts receivable to a bankruptcy remote, consolidated subsidiary of Ryder, that in turn sells, on a revolving basis, an ownership interest in certain of these accounts receivable to a committed purchaser. The available proceeds that may be received under the program are limited to $225 million. No amounts were outstanding under the program at September 30, 2019. At December 31, 2018, $200 million was outstanding under the program.

At September 30, 2019 and December 31, 2018, we had letters of credit and surety bonds outstanding totaling $461 million and $375 million, respectively, which primarily guarantee the payment of insurance claims.

The fair value of total debt (excluding capital lease and asset-backed U.S. obligations) at September 30, 2019 and December 31, 2018, was approximately $7.0 billion and $6.0 billion, respectively. For publicly-traded debt, estimates of fair value were based on market prices. For other debt, fair value was estimated based on a model-driven approach using rates currently available to us for debt with similar terms and remaining maturities. The fair value measurements of our publicly-traded debt and other debt were classified within Level 2 of the fair value hierarchy. The carrying amounts reported in the Consolidated Condensed Balance Sheets for “Cash and cash equivalents,” “Receivables, net” and “Accounts payable” approximate fair value because of the immediate or short-term maturities of these financial instruments.

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

As of September 30, 2019, we had interest rate swaps outstanding that are designated as fair value hedges for certain debt obligations, with a total notional value of $525 million and maturities through 2022. The fair value of these interest rate swaps was not material as of September 30, 2019. The fair value of these interest rate swaps was a liability of $10 million as of December 31, 2018 (presented in "Other non-current liabilities" in our Consolidated Condensed Balance Sheets). Changes in the fair value of our interest rate swaps were offset by changes in the fair value of the hedged debt instruments. Accordingly, there was no ineffectiveness related to the interest rate swaps.

As of September 30, 2019, we had interest rate swaps outstanding that are designated as cash flow hedges for certain debt obligations, with a total notional value of $215 million and maturities through 2024. The fair value of these interest rate swaps was a liability of $9 million as of September 30, 2019 (presented in "Other non-current liabilities" in our Consolidated Condensed Balance Sheets). The fair value of these interest rate swaps was not material as of December 31, 2018. There was no ineffectiveness related to the interest rate swaps.

During the second quarter of 2019, we entered into a cross-currency interest rate swap to manage the interest rate risk and foreign currency exchange risk associated with a floating-rate foreign currency-denominated borrowing by a Canadian subsidiary, with a total notional value of $50 million and a maturity date in April 2024. The cross-currency interest rate swap has been designated as a cash flow hedge. The fair value was not material as of September 30, 2019.

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

During the nine months ended September 30, 2019 and 2018, we repurchased approximately 408,000 shares for $24 million and 369,000 shares for $28 million, respectively.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

10. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following summary sets forth the components of accumulated other comprehensive loss, net of tax:

	Currency Translation Adjustments and Other	Net Actuarial Loss (1)	Prior Service Cost (1)	Accumulated Other Comprehensive Loss
	(In thousands)
December 31, 2018	$(199,713)	(700,384)	(11,537)	(911,634)
Amortization	—	17,081	415	17,496
Other current period change	(13,813)	(7,203)	—	(21,016)
September 30, 2019	$(213,526)	(690,506)	(11,122)	(915,154)

	Currency Translation Adjustments and Other	Net Actuarial Loss (1)	Prior Service Cost (1)	Accumulated Other Comprehensive Loss
	(In thousands)
December 31, 2017	(143,773)	(560,153)	(6,910)	(710,836)
Amortization	—	15,784	238	16,022
Other current period change	(21,866)	(903)	—	(22,769)
Adoption of new accounting standard (2)	—	(98,987)	(1,580)	(100,567)
September 30, 2018	(165,639)	(644,259)	(8,252)	(818,150)
_______________________
(1)These amounts are included in the computation of net pension expense. See Note 13, "Employee Benefit Plans," for additional information.
(2)Reflects the impact of adopting ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income in 2018, which resulted in a reclassification of stranded tax effects caused by the 2017 Tax Cuts and Jobs Act from accumulated other comprehensive loss to retained earnings in the Consolidated Condensed Balance Sheet.

The loss from currency translation adjustments in the nine months ended September 30, 2019 of approximately $14 million was primarily due to the weakening of the British Pound against the U.S. Dollar offset by the strengthening Canadian Dollar against the U.S. Dollar. The loss from currency translation adjustments in the nine months ended September 30, 2018 of $22 million was primarily due to the weakening of the British Pound and Canadian Dollar against the U.S. Dollar.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

11. EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings (loss) per common share from continuing operations:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In thousands, except per share amounts)
Earnings (loss) per share — Basic:
Earnings (loss) from continuing operations	$(91,538)	91,602	$29,804	175,084
Less: Distributed and undistributed earnings allocated to unvested stock	(114)	(333)	(336)	(630)
Earnings (loss) from continuing operations available to common shareholders — Basic	$(91,652)	91,269	$29,468	174,454

Weighted average common shares outstanding — Basic	52,319	52,397	52,358	52,391

Earnings (loss) from continuing operations per common share — Basic	$(1.75)	1.74	$0.56	3.33

Earnings (loss) per share — Diluted:
Earnings (loss) from continuing operations	$(91,538)	91,602	$29,804	175,084
Less: Distributed and undistributed earnings allocated to unvested stock	(114)	(333)	(336)	(630)
Earnings (loss) from continuing operations available to common shareholders — Diluted	$(91,652)	91,269	$29,468	174,454

Weighted average common shares outstanding — Basic	52,319	52,397	52,358	52,391
Effect of dilutive equity awards	—	373	199	349
Weighted average common shares outstanding — Diluted	52,319	52,770	52,557	52,740

Earnings (loss) from continuing operations per common share — Diluted	$(1.75)	1.73	$0.56	3.31

Anti-dilutive equity awards not included above	3,170	1,197	1,945	1,230

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

The following table provides information on share-based compensation expense and income tax benefits recognized during the periods:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In thousands)
Stock option and stock purchase plans	$1,511	1,917	$4,986	5,688
Unvested stock	5,244	5,262	16,691	13,143
Share-based compensation expense	6,755	7,179	21,677	18,831
Income tax benefit	(1,327)	(1,388)	(3,861)	(3,617)
Share-based compensation expense, net of tax	$5,428	5,791	$17,816	15,214

Total unrecognized pre-tax compensation expense related to all share-based compensation arrangements at September 30, 2019 was $44 million and is expected to be recognized over a weighted-average period of 1.9 years.

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

13. EMPLOYEE BENEFIT PLANS

Components of net pension expense were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In thousands)
Pension Benefits
Company-administered plans:
Service cost	$2,449	3,074	$8,264	9,370
Interest cost	21,301	19,425	64,165	58,275
Expected return on plan assets	(22,350)	(25,187)	(67,615)	(76,086)
Amortization of:
Net actuarial loss	8,170	7,130	23,212	21,416
Prior service cost	167	145	533	434
	9,737	4,587	28,559	13,409
Union-administered plans	2,718	2,469	7,876	7,339
Net pension expense	$12,455	7,056	$36,435	20,748

Company-administered plans:
U.S.	$11,067	7,011	$33,199	21,033
Non-U.S.	(1,330)	(2,424)	(4,640)	(7,624)
	9,737	4,587	28,559	13,409
Union-administered plans	2,718	2,469	7,876	7,339
Net pension expense	$12,455	7,056	$36,435	20,748

During the nine months ended September 30, 2019, we contributed $26 million to our pension plans. In 2019, the expected total contributions to our pension plans are approximately $34 million. We also maintain other postretirement benefit plans that are not reflected in the above table. The amount of postretirement benefit expense was not material for the three and nine months ended September 30, 2019 and 2018.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

14. OTHER ITEMS IMPACTING COMPARABILITY

Our primary measure of segment performance as shown in Note 17, "Segment Reporting," excludes certain items we do not believe are representative of the ongoing operations of the segment. Excluding these items from our segment measure of performance allows for better year over year comparison:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In thousands)
Restructuring and other, net	$5,234	(546)	$13,757	1,836
ERP implementation costs	6,126	—	13,617	—
Goodwill impairment	—	—	—	15,513
Restructuring and other items, net	11,360	(546)	27,374	17,349
Gain on sale of property	—	—	(18,614)	—
Total	$11,360	(546)	$8,760	17,349

During the three and nine months ended September 30, 2019 and 2018, the below items were recorded in "Restructuring and other, net" in our Consolidated Condensed Statements of Earnings:

•Restructuring and other, net — For the three months ended September 30, 2019, this primarily included charges related to cost savings initiatives and the pursuit of a commercial claim. For the nine months ended September 30, 2019, this also included income from our Singapore operations that were shut down during the second quarter of 2019. For the three months ended September 30, 2018, this primarily related to cost savings initiatives, transaction costs related to the acquisitions of MXD and Metro and restructuring charges offset by restructuring credits related to gains on the sale of certain U.K. facilities that were closed as part of our December 2017 restructuring activities and income from our Singapore operations that were shut down during the second quarter of 2019. For the nine months ended September 30, 2018, this also included a net benefit for an adjustment to the one-time 2017 Tax Cuts and Jobs Act-related employee bonus accrued as of December 31, 2017.

•ERP implementation costs — Related to charges with the implementation of an Enterprise Resource Planning (ERP) system.

•Goodwill impairment — Related to an impairment charge of goodwill associated with our FMS Europe reporting unit.

In addition, we recorded a gain on the sale of certain SCS properties during the nine months ended September 30, 2019. The gain is reflected within "Miscellaneous (income) loss, net" in our Consolidated Condensed Statements of Earnings.

Income Taxes

We recorded an expense of $0.3 million for income taxes in the third quarter as compared to $27 million in the prior year. For the nine months ended September 30, 2019, we recorded an expense of $50 million as compared to $98 million in the prior year. Tax rates in the third quarter and the nine months ended September 30, 2019 were impacted by the residual value estimate changes. The nine months ended September 30, 2018 included a one-time unfavorable adjustment associated with the 2017 Tax Cuts and Jobs Act ("Tax Reform") recorded in the second quarter of 2018.

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

16. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information was as follows:

	Nine months ended September 30,
	2019	2018
	(In thousands)
Interest paid	$166,720	116,506
Income taxes paid	15,528	20,181
Changes in accounts payable related to purchases of revenue earning equipment	41,772	96,161

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

•Human resources — allocated under various methods, including based on estimated utilization and number of personnel supported;

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

Our FMS segment leases revenue earning equipment and provides fuel, maintenance and other ancillary services to the DTS and SCS segments. EBT related to inter-segment equipment and services billed to DTS and SCS customers (equipment contribution) are included in both FMS and the segment that served the customer and then eliminated (presented as “Eliminations”). Inter-segment EBT allocated to DTS and SCS includes earnings related to equipment used in providing services to DTS and SCS customers.

Segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented. The following tables set forth financial information for each of our segments and provide a reconciliation between segment EBT and earnings from continuing operations before income taxes for the three and nine months ended September 30, 2019 and 2018. Prior period segment amounts have been revised to reflect the adoption of ASC 842.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

	FMS	DTS	SCS	Eliminations	Total
	(In thousands)
For the three months ended September 30, 2019
Revenue from external customers	$1,247,121	359,211	617,600	—	2,223,932
Inter-segment revenue	150,225	—	—	(150,225)	—
Total revenue	$1,397,346	359,211	617,600	(150,225)	2,223,932

Segment EBT (1)	$(108,550)	18,490	34,595	(6,118)	(61,583)

Unallocated CSS					(11,432)
Non-operating pension costs (2)					(6,885)
Restructuring and other items, net (3)					(11,360)
Earnings from continuing operations before income taxes					$(91,260)

Segment capital expenditures paid (4)	$723,555	727	9,965	—	734,247
Unallocated CSS capital expenditures paid					12,224
Capital expenditures paid					$746,471

For the three months ended September 30, 2018
Revenue from external customers	1,190,534	340,604	628,544	—	2,159,682
Inter-segment revenue	147,237	—	—	(147,237)	—
Total revenue	1,337,771	340,604	628,544	(147,237)	2,159,682

Segment EBT	97,782	13,929	36,516	(16,063)	132,164

Unallocated CSS					(12,686)
Non-operating pension costs (2)					(1,161)
Restructuring and other items, net (3)					546
Earnings from continuing operations before income taxes					118,863

Segment capital expenditures paid (4)	769,426	473	2,652	—	772,551
Unallocated CSS capital expenditures paid					6,154
Capital expenditures paid					778,705
————————————
(1)FMS EBT includes higher depreciation expense as a result of the change in vehicle residual value estimates. See Note 4, "Revenue Earning Equipment, net," for additional information.
(2)Non-operating pension costs include the amortization of net actuarial loss and prior service costs, interest costs and expected return on plan assets.
(3)See Note 14, "Other Items Impacting Comparability," for additional information.
(4)Excludes revenue earning equipment acquired under finance leases.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

	FMS	DTS	SCS	Eliminations	Total
	(In thousands)
For the nine months ended September 30, 2019
Revenue from external customers	$3,675,594	1,071,076	1,902,582	—	6,649,252
Inter-segment revenue	464,261	—	—	(464,261)	—
Total revenue	$4,139,855	1,071,076	1,902,582	(464,261)	6,649,252

Segment EBT (1)	$10,107	63,034	112,686	(42,586)	143,241

Unallocated CSS					(34,461)
Non-operating pension costs (2)					(20,060)
Restructuring and other items, net (3)					(27,374)
Gain on sale of property (3)					18,614
Earnings from continuing operations before income taxes					$79,960

Segment capital expenditures paid (4)	$2,890,773	1,587	35,459	—	2,927,819
Unallocated CSS capital expenditures paid					29,413
Capital expenditures paid					$2,957,232

For the nine months ended September 30, 2018
Revenue from external customers	3,455,820	970,196	1,727,775	—	6,153,791
Inter-segment revenue	420,730	—	—	(420,730)	—
Total revenue	3,876,550	970,196	1,727,775	(420,730)	6,153,791

Segment EBT	228,681	45,433	98,912	(44,644)	328,382

Unallocated CSS					(34,336)
Non-operating pension costs (2)					(3,241)
Restructuring and other items, net (3)					(17,349)
Earnings from continuing operations before income taxes					273,456

Segment capital expenditures paid (4)	2,150,490	1,115	31,268	—	2,182,873
Unallocated CSS capital expenditures paid					17,133
Capital expenditures paid					2,200,006

————————————
(1)FMS EBT includes higher depreciation expense as a result of the change in vehicle residual value estimates. See Note 4, "Revenue Earning Equipment, net," for additional information.
(2)Non-operating pension costs include the amortization of net actuarial loss and prior service costs, interest costs and expected return on plan assets.
(3)See Note 14, "Other Items Impacting Comparability," for additional information.
(4)Excludes revenue earning equipment acquired under capital leases.

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

In addition, our results of operations and financial condition are influenced by a number of factors including, but not limited to: used vehicle sales, market conditions including pricing and demand which may impact residual value estimates, customer contracting activity and retention, rental demand, maintenance costs, residual value and depreciation policy changes, currency exchange rate fluctuations, customer preferences, inflation, fuel and energy prices, general economic conditions, insurance costs, interest rates, labor costs, unemployment, tax rates, changes in accounting or regulatory requirements, and cybersecurity attacks.

This MD&A includes certain non-GAAP financial measures. Please refer to the “Non-GAAP Financial Measures” section of this MD&A for information on the non-GAAP measures included in the MD&A, reconciliations to the most comparable GAAP financial measure and the reasons why we believe each measure is useful to investors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Operating results were as follows:

	Three months ended September 30,		Nine months ended September 30,		Change 2019/2018
	2019	2018	2019	2018	Three Months	Nine Months
	(In thousands, except per share amounts)
Total revenue	$2,223,932	2,159,682	$6,649,252	6,153,791	3%	8%
Operating revenue (1)	1,804,733	1,718,788	5,375,913	4,902,145	5%	10%

EBT (2)	$(91,260)	118,863	$79,960	273,456	NM	(71)%
Comparable EBT (2)(3)	(73,015)	119,478	108,780	294,046	NM	(63)%
Earnings (loss) from continuing operations (2)	(91,538)	91,602	29,804	175,084	NM	(83)%
Comparable earnings (loss) from continuing operations (2)(3)	(78,098)	88,192	54,218	216,134	NM	(75)%
Net earnings (loss) (2)	(91,455)	90,842	29,076	172,636	NM	(83)%

Earnings (loss) per common share (EPS) — Diluted (2)
Continuing operations	$(1.75)	1.73	$0.56	3.31	NM	(83)%
Comparable (3)	(1.49)	1.67	1.03	4.08	NM	(75)%
Net earnings (loss)	(1.75)	1.72	0.55	3.26	NM	(83)%
  ————————————
(1)Non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section of this MD&A for a reconciliation of total revenue to operating revenue and the reasons why management believes this measure is important to investors.
(2)Includes higher depreciation expense related to the change in estimated vehicle residual values. Refer to "Critical Accounting Estimates" below and Note 4, "Revenue Earning Equipment, net" in the Notes to Consolidated Condensed Financial Statements for additional information.
(3)Non-GAAP financial measures. Refer to the “Non-GAAP Financial Measures” section for a reconciliation of EBT, net earnings and earnings per diluted common share to the comparable measures and the reasons why management believes these measures are important to investors.
NM - Not meaningful

Total revenue and operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation) increased 3% and 5%, respectively, in the third quarter of 2019. For the nine months ended September 30, 2019, total revenue and operating revenue increased 8% and 10%, respectively. Revenue for both periods grew in the FMS and DTS business segments, as well as in the SCS business segment for the nine months ended September 30, 2019. EBT decreased to a loss of $91 million in the third quarter as compared to earnings of $119 million in the prior year period. Earnings for the nine months ended September 30, 2019 decreased to $80 million as compared to $273 million in the prior year period. The decrease was primarily due to higher depreciation expense related to the change in residual value estimates.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
CONSOLIDATED RESULTS

Lease & Related Maintenance and Rental

	Three months ended September 30,		Nine months ended September 30,		Change 2019/2018
	2019	2018	2019	2018	Three Months	Nine Months
	(In thousands)
Lease & related maintenance and rental revenues	$959,189	896,788	$2,792,581	2,580,369	7%	8%
Cost of lease & related maintenance and rental	877,767	646,674	2,229,596	1,895,058	36%	18%
Gross margin	81,422	250,114	562,985	685,311	(67)%	(18)%
Gross margin %	8%	28%	20%	27%

Lease & related maintenance and rental revenues represent revenues from our ChoiceLease and commercial rental product offerings within our FMS business segment. Revenues increased 7% to $1.0 billion in the third quarter and 8% to $2.8 billion in the nine months ended September 30, 2019 driven by ChoiceLease fleet growth, as well as higher commercial rental revenue.

Cost of lease & related maintenance and rental represents the direct costs related to lease & related maintenance and rental revenues. These costs consist of depreciation of revenue earning equipment, maintenance costs (primarily repair parts and labor), and other costs such as licenses, insurance and operating taxes. Cost of lease & related maintenance and rental excludes interest costs from vehicle financing. Cost of lease & related maintenance and rental increased 36% in the third quarter and 18% in the nine months ended September 30, 2019 due to higher depreciation expense of $166 million (of the total of $177 million) related to the change in estimate for residual values of our lease and commercial rental fleet. In the third quarter of 2019, we changed our estimated vehicle residual values to reflect a decline in the current and expected used vehicle market. The nine months ended September 30, 2019 also reflected a significant maintenance cost recovery item, as well as approximately $23 million of higher depreciation as a result of changes in estimated vehicle residual values effective January 1, 2019.

Lease & related maintenance and rental gross margin decreased 67% in the third quarter and 18% in the nine months ended September 30, 2019. Lease and rental gross margin as a percentage of revenue decreased to 8% in the third quarter and 20% in the nine months ended September 30, 2019. The decrease in gross margin dollars in both the three and nine months ended September 30, 2019 was primarily due to higher depreciation as a result of changes in our vehicle residual value estimates.

Refer to "Critical Accounting Estimates" below and Note 4, "Revenue Earning Equipment, net" in the Notes to Consolidated Condensed Financial Statements for additional information on the changes in our vehicle residual value estimates.

Services

	Three months ended September 30,		Nine months ended September 30,		Change 2019/2018
	2019	2018	2019	2018	Three Months	Nine Months
	(In thousands)
Services revenue	$1,120,900	1,106,107	$3,412,048	3,106,575	1%	10%
Cost of services	948,087	947,925	2,896,182	2,644,775	—%	10%
Gross margin	172,813	158,182	515,866	461,800	9%	12%
Gross margin %	15%	14%	15%	15%

Services revenue represents all the revenues associated with our SCS and DTS business segments, as well as SelectCare and fleet support services associated with our FMS business segment. Services revenue increased 1% in the third quarter primarily driven by new business in DTS, as well as increased volumes in SelectCare, partially offset by a decrease in revenue in SCS due to lost business. Services revenue increased 10% in the nine months ended September 30, 2019 primarily driven by new business and increased volumes in SCS and DTS. The increase in the nine months ended September 30, 2019 also reflects the second quarter 2018 acquisition of MXD in SCS and higher pricing in SCS.

Cost of services represents the direct costs related to services revenue and is primarily comprised of salaries and employee-related costs, subcontracted transportation (purchased transportation from third parties), fuel, vehicle liability costs and

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
maintenance costs. Cost of services remained flat in the third quarter as higher costs in DTS were offset by lower costs in SCS due to lost business. Cost of services increased 10% in the nine months ended September 30, 2019 due to the growth of SCS and DTS.

Services gross margin increased 9% in the third quarter and 12% in the nine months ended September 30, 2019. Service gross margin as a percentage of revenue increased to 15% in the third quarter and remained at 15% in the nine months ended September 30, 2019. The increase in gross margin dollars reflects improved operating performance in DTS for both periods and SCS for the nine months ended September 30, 2019.

Fuel

	Three months ended September 30,		Nine months ended September 30,		Change 2019/2018
	2019	2018	2019	2018	Three Months	Nine Months
	(In thousands)
Fuel services revenue	$143,843	156,787	$444,623	466,847	(8)%	(5)%
Cost of fuel services	140,247	153,420	431,885	455,874	(9)%	(5)%
Gross margin	3,596	3,367	12,738	10,973	7%	16%
Gross margin %	2%	2%	3%	2%

Fuel services revenue represents fuel services provided to our FMS customers. Fuel services revenue decreased 8% in the third quarter and 5% in the nine months ended September 30, 2019 primarily reflecting lower fuel costs passed through to customers, partially offset by higher gallons sold.

Cost of fuel services includes the direct costs associated with providing our customers with fuel. These costs include fuel, salaries and employee-related costs of fuel island attendants and depreciation of our fueling facilities and equipment. Cost of fuel services decreased 9% in the third quarter and 5% in the nine months ended September 30, 2019 as a result of lower revenue.

Fuel services gross margin increased 7% in the third quarter and 16% in the nine months ended September 30, 2019. Fuel services gross margin as a percentage of revenue remained at 2% in the third quarter and increased to 3% in the nine months ended September 30, 2019. Fuel is largely a pass-through to customers for which we realize minimal changes in margin during periods of steady market fuel prices. However, fuel services margin is impacted by sudden increases or decreases in market fuel prices during a short period of time, as customer pricing for fuel is established based on trailing market fuel costs. Fuel services gross margin in the third quarter and nine months ended September 30, 2019 was impacted by these price change dynamics as fuel prices fluctuated during the period.

	Three months ended September 30,		Nine months ended September 30,		Change 2019/2018
	2019	2018	2019	2018	Three Months	Nine Months
	(In thousands)
Other operating expenses	$28,924	30,020	$92,213	93,682	(4)%	(2)%

Other operating expenses include costs related to our owned and leased facilities within the FMS segment, such as facility depreciation, rent, purchased insurance, utilities and taxes. These facilities are utilized to provide maintenance to our ChoiceLease, commercial rental, and SelectCare customers. Other operating expenses decreased slightly to $29 million in the third quarter and $92 million in the nine months ended September 30, 2019.

	Three months ended September 30,		Nine months ended September 30,		Change 2019/2018
	2019	2018	2019	2018	Three Months	Nine Months
	(In thousands)
Selling, general and administrative expenses (SG&A)	$216,037	215,599	$673,778	636,039	—%	6%
Percentage of total revenue	10%	10%	10%	10%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
SG&A expenses remained flat in the third quarter and increased 6% in the nine months ended September 30, 2019. The increase in SG&A expenses primarily reflects higher compensation-related expenses, as well as growth-related investments in sales, marketing and technology. SG&A expenses as a percentage of total revenue remained flat at 10% in both the third quarter and nine months ended September 30, 2019.

	Three months ended September 30,		Nine months ended September 30,		Change 2019/2018
	2019	2018	2019	2018	Three Months	Nine Months
	(In thousands)
Non-operating pension costs	$6,885	1,161	$20,060	3,241	NM	NM

Non-operating pension costs includes the components of our net periodic benefit cost other than service cost. These components include interest cost, expected return on plan assets, amortization of actuarial loss and prior service cost. Non-operating pension costs increased $6 million in the third quarter and $17 million in the nine months ended September 30, 2019 due to unfavorable asset returns in 2018, partially offset by higher interest rates.

	Three months ended September 30,		Nine months ended September 30,		Change 2019/2018
	2019	2018	2019	2018	Three Months	Nine Months
	(In thousands)
Losses on used vehicle sales, net	$22,734	3,203	$49,091	16,193	NM	NM

The following table presents the used vehicle pricing changes for the third quarter of 2019 and in the nine months ended September 30, 2019 compared with the prior year:

	Proceeds per unit change 2019/2018
	Three Months	Nine Months

Tractors	(8)%	7%
Trucks	(10)%	(5)%

Losses on used vehicle sales, net includes gains from sales of used vehicles, selling costs associated with used vehicles and write-downs of vehicles to fair market values. Losses on used vehicle sales, net increased to $23 million in the third quarter and $49 million in the nine months ended September 30, 2019 primarily due to higher valuation adjustments on a larger inventory, as well as lower expected sales prices. Average proceeds per unit in the third quarter decreased from the prior year reflecting higher sales volumes in the wholesale markets which generally has lower proceeds per unit. The increase in tractor pricing for the nine months ended September 30, 2019 was primarily due to improved market pricing in the first half of 2019.

	Three months ended September 30,		Nine months ended September 30,		Change 2019/2018
	2019	2018	2019	2018	Three Months	Nine Months
	(In thousands)
Interest expense	$62,475	47,846	$178,570	128,757	31%	39%
Effective interest rate	3.2%	3.1%	3.3%	2.9%

Interest expense increased 31% in the third quarter and 39% in the nine months ended September 30, 2019 reflecting higher average outstanding debt and a higher effective interest rate. The increase in average outstanding debt reflects higher planned vehicle capital spending. The higher effective interest rate in 2019 reflects the replacement of lower fixed interest rate debt with debt issuances at higher fixed rates as well as the impact on variable rate debt during a higher interest rate environment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

	Three months ended September 30,		Nine months ended September 30,		Change 2019/2018
	2019	2018	2019	2018	Three Months	Nine Months
	(In thousands)
Miscellaneous (income) loss, net	$676	(4,483)	$(29,457)	(10,633)	NM	NM
Miscellaneous (income) loss, net consists of investment income on securities used to fund certain benefit plans, interest income, gains from sales of operating property, foreign currency transaction remeasurement and other non-operating items. Miscellaneous (income) loss, net increased to a loss of $1 million in the third quarter. The nine months ended September 30, 2019 decreased to $29 million primarily driven by gains recognized on the sale of SCS properties.

	Three months ended September 30,		Nine months ended September 30,		Change 2019/2018
	2019	2018	2019	2018	Three Months	Nine Months
	(In thousands)
Restructuring and other items, net	$11,360	(546)	$27,374	17,349	NM	NM

Refer to Note 14, "Other Items Impacting Comparability," in the Notes to the Consolidated Condensed Financial Statements for a discussion of restructuring charges and fees.

	Three months ended September 30,		Nine months ended September 30,		Change 2019/2018
	2019	2018	2019	2018	Three Months	Nine Months
	(In thousands)
Provision for income taxes	$278	27,261	$50,156	98,372	(99)%	(49)%
Effective tax rate from continuing operations	(0.3)%	22.9%	62.7%	36.0%

We recorded an expense of $0.3 million for income taxes in the third quarter as compared to $27 million in the prior period. For the nine months ended September 30, 2019, we recorded an expense of $50 million as compared to $98 million in the prior period. Tax rates for both the three and nine months ended September 30, 2019 were impacted by the residual value estimate changes. The nine months ended September 30, 2018 included a one-time unfavorable adjustment associated with the 2017 Tax Cuts and Jobs Act ("Tax Reform") recorded in the second quarter of 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
OPERATING RESULTS BY BUSINESS SEGMENT

	Three months ended September 30,		Nine months ended September 30,		Change 2019/2018
	2019	2018	2019	2018	Three Months	Nine Months
	(In thousands)
Total Revenue:
Fleet Management Solutions	$1,397,346	1,337,771	$4,139,855	3,876,550	4%	7%
Dedicated Transportation Solutions	359,211	340,604	1,071,076	970,196	5	10
Supply Chain Solutions	617,600	628,544	1,902,582	1,727,775	(2)	10
Eliminations	(150,225)	(147,237)	(464,261)	(420,730)	(2)	(10)
Total	$2,223,932	2,159,682	$6,649,252	6,153,791	3%	8%
Operating Revenue: (1)
Fleet Management Solutions	$1,198,677	1,123,237	$3,520,949	3,242,979	7%	9%
Dedicated Transportation Solutions	247,715	222,245	731,399	637,483	11	15
Supply Chain Solutions	453,711	462,796	1,413,556	1,275,690	(2)	11
Eliminations	(95,370)	(89,490)	(289,991)	(254,007)	(7)	(14)
Total	$1,804,733	1,718,788	$5,375,913	4,902,145	5%	10%
EBT:
Fleet Management Solutions	$(108,550)	97,782	$10,107	228,681	NM	(96)%
Dedicated Transportation Solutions	18,490	13,929	63,034	45,433	33	39
Supply Chain Solutions	34,595	36,516	112,686	98,912	(5)	14
Eliminations	(6,118)	(16,063)	(42,586)	(44,644)	62	5
	(61,583)	132,164	143,241	328,382	NM	(56)
Unallocated Central Support Services	(11,432)	(12,686)	(34,461)	(34,336)	10	—
Non-operating pension costs	(6,885)	(1,161)	(20,060)	(3,241)	NM	NM
Restructuring and other items, net	(11,360)	546	(8,760)	(17,349)	NM	50
Earnings (loss) from continuing operations before income taxes	$(91,260)	118,863	$79,960	273,456	NM	(71)%
  ————————————
(1)Non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section of this MD&A for a reconciliation of total revenue to operating revenue and segment total revenue to segment operating revenue for FMS, DTS and SCS, as well as the reasons why management believes these measures are important to investors.
NM - Not meaningful

As part of management’s evaluation of segment operating performance, we define the primary measurement of our segment financial performance as “Earnings Before Taxes” (EBT) from continuing operations, which includes an allocation of Central Support Services (CSS), and excludes certain other items as discussed in Note 14, "Other Items Impacting Comparability," in the Notes to Consolidated Condensed Financial Statements. CSS represents those costs incurred to support all business segments, including finance and procurement, corporate services, human resources, information technology, public affairs, legal, marketing, and corporate communications.

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

Our FMS segment leases revenue earning equipment and provides fuel, maintenance and other ancillary services to the DTS and SCS segments. EBT related to inter-segment equipment and services billed to DTS and SCS customers (equipment contribution) are included in both FMS and the segment that served the customer and then eliminated (presented as

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
“Eliminations” in the table above). Inter-segment EBT allocated to DTS and SCS includes earnings related to equipment used in providing services to DTS and SCS customers. Prior year amounts have been revised to conform to the current period presentation, which excludes EBT from our Singapore operations that were shut down during the second quarter of 2019.

The following table sets forth the benefits from equipment contribution included in EBT for our DTS and SCS business segments:

	Three months ended September 30,		Nine months ended September 30,		Change 2019/2018
	2019	2018	2019	2018	Three Months	Nine Months
	(In thousands)
Equipment Contribution:
Dedicated Transportation Solutions	$3,058	8,940	$23,868	25,349	(66)%	(6)%
Supply Chain Solutions	3,060	7,123	18,718	19,295	(57)%	(3)%
Total (1)	$6,118	16,063	$42,586	44,644	(62)%	(5)%
———————————
(1)Total amount is included in FMS EBT.

The decrease in DTS and SCS equipment contribution for the three and nine months ended September 30, 2019 is primarily related to the impact of higher depreciation expense due to the change in estimate for residual values on vehicles used to provide services to DTS and SCS customers. Refer to "Critical Accounting Estimates" below and Note 4, "Revenue Earning Equipment, net" in the Notes to Consolidated Condensed Financial Statements for additional information on the changes in our vehicle residual value estimates.

Items excluded from our segment EBT measure and their classification within our Consolidated Condensed Statements of Earnings follow:

		Three months ended September 30,		Nine months ended September 30,
Description	Classification	2019	2018	2019	2018
		(In thousands)
Non-operating pension costs (1)	Non-operating pension costs	$(6,885)	(1,161)	$(20,060)	(3,241)
Restructuring and other, net (2)	Restructuring and other items, net	(5,234)	546	(13,757)	(1,836)
ERP implementation costs (2)	Restructuring and other items, net	(6,126)	—	(13,617)	—
Gain on sale of property (2)	Miscellaneous income (loss), net	—	—	18,614	—
Goodwill impairment (2)	Restructuring and other items, net	—	—	—	(15,513)
		$(18,245)	(615)	$(28,820)	(20,590)
———————————
(1)See Note 17, "Segment Reporting," in the Notes to Consolidated Condensed Financial Statements for additional information.
(2)See Note 14, “Other Items Impacting Comparability,” in the Notes to Consolidated Condensed Financial Statements for a discussion of adjustments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Fleet Management Solutions

	Three months ended September 30,		Nine months ended September 30,		Change 2019/2018
	2019	2018	2019	2018	Three Months	Nine Months
	(In thousands)
ChoiceLease	$779,811	717,951	$2,293,701	2,109,908	9%	9%
SelectCare	133,434	125,850	405,572	372,989	6	9
Commercial rental	262,976	257,909	752,995	694,864	2	8
Other	22,456	21,527	68,681	65,218	4	5
Fuel services revenue	198,669	214,534	618,906	633,571	(7)	(2)
FMS total revenue (1)	$1,397,346	1,337,771	$4,139,855	3,876,550	4%	7%

FMS operating revenue (2)	$1,198,677	1,123,237	$3,520,949	3,242,979	7%	9%

FMS EBT	$(108,550)	97,782	$10,107	228,681	NM	(96)%
FMS EBT as a % of FMS total revenue	(7.8)%	7.3%	0.2%	5.9%	NM	(570) bps
FMS EBT as a % of FMS operating revenue (2)	(9.1)%	8.7%	0.3%	7.1%	NM	(680) bps
————————————
(1)Includes intercompany fuel sales from FMS to DTS and SCS.
(2)Non-GAAP financial measures. Reconciliations of FMS total revenue to FMS operating revenue and FMS EBT as a % of FMS total revenue to FMS EBT as a % of FMS operating revenue, as well as the reasons why management believes these measures are important to investors are included in the “Non-GAAP Financial Measures” section of this MD&A.

The following table summarizes the components of the change in FMS revenue on a percentage basis versus the prior year:

	Three months ended September 30, 2019		Nine months ended September 30, 2019
	Total	Operating (1)	Total	Operating (1)
Organic, including price and volume	5%	8%	9%	10%
Fuel	(1)	—	(1)	—
Foreign exchange	—	(1)	(1)	(1)
Net increase (decrease)	4%	7%	7%	9%
  ————————————
(1)Non-GAAP financial measure. A reconciliation of FMS total revenue to FMS operating revenue as well as the reasons why management believes this measure is important to investors is included in the "Non-GAAP Financial Measures" section of this MD&A.

FMS total revenue increased to $1.4 billion in the third quarter and $4.1 billion in the nine months ended September 30, 2019 primarily due to higher operating revenue. FMS operating revenue in the third quarter increased to $1.2 billion and $3.5 billion in the nine months ended September 30, 2019 primarily from growth in ChoiceLease, SelectCare and commercial rental product lines.

ChoiceLease revenue increased 9% in both the third quarter and the nine months ended September 30, 2019 primarily due to a larger average fleet size as well as higher prices on new vehicles. We expect favorable ChoiceLease revenue comparisons to continue through the end of the year based on sales activity. SelectCare revenue increased 6% in the third quarter and 9% in the nine months ended September 30, 2019 due to increased volumes. Commercial rental revenue increased 2% in the third quarter and 8% in the nine months ended September 30, 2019 primarily due to higher pricing. We do not expect favorable commercial rental revenue comparisons to continue in the fourth quarter due to a slowing demand environment. Fuel services revenue decreased in the third quarter and the nine months ended September 30, 2019 primarily reflecting lower fuel costs passed through to customers, partially offset by higher gallons sold.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
The following table provides commercial rental statistics on our global fleet:

	Three months ended September 30,		Nine months ended September 30,		Change 2019/2018
	2019	2018	2019	2018	Three Months	Nine Months
	(In thousands)
Rental revenue from non-lease customers	$163,401	149,746	$445,150	413,579	9%	8%
Rental revenue from lease customers (1)	$99,575	108,163	$307,845	281,285	(8)%	9%
Average commercial rental power fleet size — in service (2) (3)	37,500	34,200	36,100	32,100	10%	12%
Commercial rental utilization — power fleet (2)	74.0%	80.4%	74.7%	78.3%	(640) bps	(360) bps
————————————
(1)Represents revenue from rental vehicles provided to our existing ChoiceLease customers, generally in place of a lease vehicle.
(2)Number of units rounded to nearest hundred and calculated using quarterly average unit counts.
(3)Excluding trailers.

FMS EBT decreased to a loss of $109 million in the third quarter from earnings of $98 million in the prior year period. For the nine months ended September 30, 2019, FMS EBT decreased to $10 million from $229 million in the prior year period. The decrease in both periods reflects higher depreciation expense of $169 million resulting from the changes in vehicle residual value estimates in the third quarter of 2019. Refer to "Critical Accounting Estimates" below and Note 4, "Revenue Earning Equipment, net" in the Consolidated Condensed Financial Statements for additional information. Used vehicle sales results reflected higher losses as a result of higher valuation adjustments of $14 million in the third quarter and $29 million in the nine months ended September 30, 2019 on a larger inventory (which includes an additional $8 million related to the change in residual value estimates), as well as lower expected sales prices. In addition, there was higher depreciation of $23 million in the nine months ended September 30, 2019 due to the previous change in estimated vehicle residual values effective January 1, 2019. Lease results benefited from fleet growth, reflecting strong outsourcing trends and our sales and marketing initiatives, as well as our maintenance cost-savings initiative for the three and nine months ended September 30, 2019. Commercial rental performance was lower reflecting lower utilization on a larger fleet and higher insurance costs in the third quarter of 2019 partially offset by higher pricing. Rental power fleet utilization decreased 640 bps to 74.0% for the third quarter and 360 bps to 74.7% in the nine months ended September 30, 2019, particularly with respect to tractors. In addition, both lease and rental performance benefited in the first quarter of 2019 from a significant maintenance cost recovery item.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Our global fleet of revenue earning equipment, SelectCare vehicles including vehicles under on-demand maintenance is summarized as follows (number of units rounded to the nearest hundred):

				Change
	September 30, 2019	December 31, 2018	September 30, 2018	Sept. 2019/Dec. 2018	Sept. 2019/Sept. 2018
End of period vehicle count
By type:
Trucks (1)	86,000	81,700	81,200	5%	6%
Tractors (2)	82,300	74,000	71,000	11	16
Trailers (3)	45,600	44,700	43,900	2	4
Other	1,000	1,200	1,200	(17)	(17)
Total	214,900	201,600	197,300	7%	9%

By ownership:
Owned	213,700	200,200	195,900	7%	9%
Leased	1,200	1,400	1,400	(14)	(14)
Total	214,900	201,600	197,300	7%	9%

By product line:
ChoiceLease	160,200	149,300	145,400	7%	10%
Commercial rental	44,800	42,600	42,600	5	5
Service vehicles and other	2,600	2,800	3,100	(7)	(16)
Active units	207,600	194,700	191,100	7	9
Held for sale	7,300	6,900	6,200	6	18
Total	214,900	201,600	197,300	7%	9%

Customer vehicles under SelectCare contracts (4)	56,800	56,300	56,500	1%	1%
Total vehicles serviced	271,700	257,900	253,800	5%	7%

Quarterly average vehicle count
By product line:
ChoiceLease	159,000	147,000	144,000	8%	10%
Commercial rental	45,200	42,600	42,300	6	7%
Service vehicles and other	2,700	2,900	3,100	(7)	(13)
Active units	206,900	192,500	189,400	7	9
Held for sale	7,700	6,600	5,800	17	33
Total	214,600	199,100	195,200	8%	10%

Customer vehicles under SelectCare contracts (4)	56,400	56,100	56,100	1%	1%
Customer vehicles under SelectCare on-demand (5)	8,300	8,600	9,000	(3)%	(8)%
Total vehicles serviced	279,300	263,800	260,300	6%	7%

Year-to-date average vehicle count
By product line:
ChoiceLease	154,900	143,100	141,900	8%	9%
Commercial rental	44,100	41,000	40,500	8	9
Service vehicles and other	2,700	3,100	3,200	(13)	(16)
Active units	201,700	187,200	185,600	8	9
Held for sale	7,600	6,100	5,900	25	29
Total	209,300	193,300	191,500	8%	9%

Customer vehicles under SelectCare contracts (4)	55,500	55,600	54,600	—%	2%
Customer vehicles under SelectCare on-demand (5)	15,100	23,200	18,900	(35)%	(20)%
Total vehicle serviced	279,900	272,100	265,000	3%	6%
———————————
(1)Generally comprised of Class 1 through Class 7 type vehicles with a Gross Vehicle Weight (GVW) up to 33,000 pounds.
(2)Generally comprised of over the road on highway tractors and are primarily comprised of Class 8 type vehicles with a GVW of over 33,000 pounds.
(3)Generally comprised of dry, flatbed and refrigerated type trailers.
(4)Excludes customer vehicles under SelectCare on-demand contracts.
(5)Comprised of the number of unique vehicles serviced under on-demand maintenance agreements for the quarterly periods. This does not represent averages for the periods. Vehicles included in the count may have been serviced more than one time during the respective period.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
The following table provides a breakdown of our non-revenue earning equipment included in our global fleet count (number of units rounded to nearest hundred):

				Change
	September 30, 2019	December 31, 2018	September 30, 2018	Sept. 2019/Dec. 2018	Sept. 2019/Sept. 2018
Not yet earning revenue (NYE)	4,400	4,500	4,000	(2)%	10%

No longer earning revenue (NLE):
Units held for sale	7,300	6,900	6,200	6	18
Other NLE units	10,100	4,300	4,500	135	124
Total NLE	17,400	11,200	10,700	55%	63%

NYE units represent new vehicles on hand that are being prepared for deployment to a lease customer or into the rental fleet. Preparations include activities such as adding lift gates, paint, decals, cargo area and refrigeration equipment. NYE units increased 10% compared to September 30, 2018, reflecting lease fleet growth. NLE units represent vehicles held for sale and vehicles for which no revenue has been earned in the previous 30 days. Accordingly, these vehicles may be temporarily out of service, being prepared for sale or awaiting redeployment. NLE units increased 63% compared to September 30, 2018, reflecting a higher number of vehicles being prepared for sale or redeployment, a higher number of contract terminations, as well as slowing demand in our used vehicle market. We expect NLE levels to increase through the end of the year driven by higher number of units held for sale.

Dedicated Transportation Solutions

	Three months ended September 30,		Nine months ended September 30,		Change 2019/2018
	2019	2018	2019	2018	Three Months	Nine Months
	(In thousands)
DTS total revenue	$359,211	340,604	$1,071,076	970,196	5%	10%

DTS operating revenue (1)	$247,715	222,245	$731,399	637,483	11%	15%

DTS EBT	$18,490	13,929	$63,034	45,433	33%	39%
DTS EBT as a % of DTS total revenue	5.1%	4.1%	5.9%	4.7%	100 bps	120 bps
DTS EBT as a % of DTS operating revenue (1)	7.5%	6.3%	8.6%	7.1%	120 bps	150 bps

Memo:
Average fleet	9,600	9,000	9,600	8,800	7%	9%
————————————
(1)Non-GAAP financial measures. Reconciliations of DTS total revenue to DTS operating revenue and DTS EBT as a % of DTS total revenue to DTS EBT as a % of DTS operating revenue, as well as the reasons why management believes these measures are important to investors are included in the “Non-GAAP Financial Measures” section of this MD&A.

The following table summarizes the components of the change in DTS revenue on a percentage basis versus the prior year:

	Three months ended September 30, 2019		Nine months ended September 30, 2019
	Total	Operating (1)	Total	Operating (1)
Organic, including price and volume	6%	11%	10%	15%
Fuel	(1)	—	—	—
Net increase (decrease)	5%	11%	10%	15%
  ————————————
(1)Non-GAAP financial measure. A reconciliation of DTS total revenue to DTS operating revenue, as well as the reasons why management believes this measure is important to investors is included in the "Non-GAAP Financial Measures" section of this MD&A.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
DTS total revenue increased 5% in the third quarter and 10% in the nine months ended September 30, 2019 due to higher operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation). DTS operating revenue increased 11% in the third quarter and 15% in the nine months ended September 30, 2019 primarily reflecting new business. We expect revenue comparisons to remain favorable through the end of the year.

DTS EBT increased 33% in the third quarter and 39% in the nine months ended September 30, 2019 due to revenue growth and improved operating performance partially offset by a decrease in equipment contribution of $7 million (see further discussions on equipment contribution above). In addition, the nine months ended September 30, 2019 was impacted by favorable insurance results related to development of prior years' claims.

Supply Chain Solutions

	Three months ended September 30,		Nine months ended September 30,		Change 2019/2018
	2019	2018	2019	2018	Three Months	Nine Months
	(In thousands)
Automotive	$170,352	165,027	$528,859	458,761	3%	15%
Technology and healthcare	58,858	83,553	208,961	230,320	(30)	(9)
CPG and retail	179,698	170,045	543,664	459,955	6	18
Industrial and other	44,803	44,171	132,072	126,654	1	4
Subcontracted transportation	136,914	137,758	400,424	371,597	(1)	8
Fuel	26,975	27,990	88,602	80,488	(4)	10
SCS total revenue	$617,600	628,544	$1,902,582	1,727,775	(2)%	10%

SCS operating revenue (1)	$453,711	462,796	$1,413,556	1,275,690	(2)%	11%

SCS EBT	$34,595	36,516	$112,686	98,912	(5)%	14%
SCS EBT as a % of SCS total revenue	5.6%	5.8%	5.9%	5.7%	(20) bps	20 bps
SCS EBT as a % of SCS operating revenue (1)	7.6%	7.9%	8.0%	7.8%	(30) bps	20 bps

Memo:
Average fleet	9,700	8,900	9,700	8,600	9%	13%
————————————
(1)Non-GAAP financial measures. Reconciliations of SCS total revenue to SCS operating revenue and SCS EBT as a % of SCS total revenue to SCS EBT as a % of SCS operating revenue, as well as the reasons why management believes these measures are important to investors are included in the “Non-GAAP Financial Measures” section of this MD&A.

The following table summarizes the components of the change in SCS revenue on a percentage basis versus the prior year:

	Three months ended September 30, 2019		Nine months ended September 30, 2019
	Total	Operating (1)	Total	Operating (1)
Organic, including price and volume	(2)%	(2)%	7%	9%
Acquisitions	—	—	3	2
Net increase (decrease)	(2)%	(2)%	10%	11%
————————————
(1)Non-GAAP financial measure. A reconciliation of SCS total revenue to SCS operating revenue, as well as the reasons why management believes this measure is important to investors is included in the "Non-GAAP Financial Measures" section of this MD&A.

SCS total revenue and operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation) decreased 2% in the third quarter reflecting lost business. SCS total revenue and operating revenue increased 10% and 11%, respectively, in the nine months ended September 30, 2019 largely reflecting new business and higher pricing. In addition, the nine months ended September 30, 2019 reflects an increase from the MXD acquisition during the second quarter of 2018. We expect negative revenue growth in the last quarter of the year due to the timing of lost business.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
SCS EBT decreased 5% in the third quarter primarily due to a decrease in equipment contribution of $4 million (see further discussions on equipment contribution above) partially offset by improved operating performance. SCS EBT increased 14% in the nine months ended September 30, 2019 driven by improved operating performance.

Central Support Services

	Three months ended September 30,		Nine months ended September 30,		Change 2019/2018
	2019	2018	2019	2018	Three Months	Nine Months
	(In thousands)
Human resources	$5,124	4,601	$15,747	14,596	11%	8%
Finance and procurement	18,538	17,765	54,857	52,640	4	4
Corporate services and public affairs	1,596	2,103	6,264	6,811	(24)	(8)
Information technology	24,102	23,332	73,593	65,381	3	13
Legal and safety	6,365	6,169	20,143	18,521	3	9
Marketing	6,014	4,929	16,218	13,581	22	19
Other	9,461	11,107	27,531	27,535	(15)	—
Total CSS	71,200	70,006	214,353	199,065	2%	8%
Allocation of CSS to business segments	(59,768)	(57,320)	(179,892)	(164,729)	4%	9%
Unallocated CSS	$11,432	12,686	$34,461	34,336	(10)%	—%

Total CSS costs increased 2% in the third quarter and 8% in the nine months ended September 30, 2019 primarily reflecting investments in technology, increased marketing efforts and higher compensation-related costs. Unallocated CSS was $11 million in the third quarter, a decrease of $1 million from the prior year period, and remained flat in the nine months ended September 30, 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
FINANCIAL RESOURCES AND LIQUIDITY
Cash Flows
The following is a summary of our cash flows from continuing operations:

	Nine months ended September 30,
	2019	2018
	(In thousands)
Net cash provided by (used in):
Operating activities	$1,589,186	1,275,560
Financing activities	976,560	779,236
Investing activities	(2,553,763)	(2,075,758)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(3,254)	1,464
Net change in cash, cash equivalents, and restricted cash	$8,729	(19,498)

Cash provided by operating activities increased to $1.6 billion in the nine months ended September 30, 2019, compared with $1.3 billion in 2018, reflecting higher cash earnings along with lower working capital needs. Cash provided by financing activities increased to $977 million in the nine months ended September 30, 2019, compared with $779 million in 2018, due to higher borrowing needs associated with our increased capital expenditures and increased debt repayments. Cash used in investing activities increased to $2.6 billion in the nine months ended September 30, 2019, compared with $2.1 billion in 2018, primarily due to increased capital expenditures.
The following table shows our free cash flow computation:

	Nine months ended September 30,
	2019	2018
	(In thousands)
Net cash provided by operating activities from continuing operations	$1,589,186	1,275,560
Sales of revenue earning equipment (1)	353,743	279,751
Sales of operating property and equipment (1)	49,726	11,869
Total cash generated (2)	1,992,655	1,567,180
Purchases of property and revenue earning equipment (1)	(2,957,232)	(2,200,006)
Free cash flow (2)	$(964,577)	(632,826)
———————————
(1)Included in cash flows from investing activities.
(2)Non-GAAP financial measures. Reconciliations of net cash provided by operating activities to total cash generated and to free cash flow are set forth in this table. Refer to the “Non-GAAP Financial Measures” section of this MD&A for the reasons why management believes these measures are important to investors.

The following table provides a summary of capital expenditures:

	Nine months ended September 30,
	2019	2018
	(In thousands)
Revenue earning equipment:
ChoiceLease	$2,311,491	1,418,557
Commercial rental	551,062	757,867
	2,862,553	2,176,424
Operating property and equipment	136,451	119,743
Total capital expenditures	2,999,004	2,296,167
Changes in accounts payable related to purchases of revenue earning equipment	(41,772)	(96,161)
Cash paid for purchases of property and revenue earning equipment	$2,957,232	2,200,006

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Capital expenditures increased 31% to $3.0 billion in the nine months ended September 30, 2019, reflecting planned higher investments in the ChoiceLease fleet. We expect full-year 2019 capital expenditures to be approximately $3.7 billion. We expect to fund 2019 capital expenditures primarily with internally generated funds and additional debt financing.

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

Cash and cash equivalents totaled $76 million as of September 30, 2019. As of September 30, 2019, approximately $30 million was held outside the U.S. and is available to fund operations and other growth of non-U.S. subsidiaries. If we decide to repatriate cash and cash equivalents held outside the U.S., we may be subject to additional income taxes and foreign withholding taxes. However, our intent is to permanently reinvest these foreign amounts outside the U.S. and our current plans do not demonstrate a need to repatriate these foreign amounts to fund our U.S. operations.

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

Our debt ratings and rating outlooks at September 30, 2019 were as follows:

Rating Summary
	Short-Term	Long-Term	Outlook
Fitch Ratings	F-2	A-	Stable
Standard & Poor’s Ratings Services	A-2	BBB+	Stable
Moody’s Investors Service	P-2	Baa1	Stable
DBRS	R-1 (Low)	A (Low)	Stable
As of September 30, 2019, we had the following amounts available to fund operations under the following facilities:

(In millions)
Global revolving credit facility	$546
Trade receivables program	$225

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
The following table shows the movements in our debt balance:

	Nine months ended September 30,
	2019	2018
	(In thousands)

Debt balance at January 1	$6,649,277	5,440,006
Cash-related changes in debt:
Net change in commercial paper borrowings and revolving credit facilities	182,708	(113,666)
Proceeds from issuance of medium-term notes	1,690,623	1,192,491
Proceeds from issuance of other debt instruments	547,999	275,037
Retirement of medium term notes	(1,000,000)	(350,000)
Other debt repaid	(334,044)	(121,700)
Debt issuance costs paid	(4,565)	(2,824)
	1,082,721	879,338
Non-cash changes in debt:
Fair value adjustment on notes subject to hedging	10,981	(8,934)
Addition of finance lease obligations	15,336	12,889
Changes in foreign currency exchange rates and other non-cash items	(11,738)	(5,223)
Total changes in debt	1,097,300	878,070
Debt balance at September 30	$7,746,577	6,318,076

In accordance with our funding philosophy, we attempt to align the aggregate average remaining re-pricing life of our debt with the aggregate average remaining re-pricing life of our assets. We utilize both fixed-rate and variable-rate debt to achieve this alignment and generally target a mix of 20% - 40% variable-rate debt as a percentage of total debt outstanding. The variable-rate portion of our total debt (including notional value of swap agreements) was 20% and 28% as of September 30, 2019 and December 31, 2018, respectively.

Refer to Note 7, “Debt,” in the Notes to Consolidated Condensed Financial Statements for further discussion around the global revolving credit facility, the trade receivables program, the issuance of medium-term notes under our shelf registration statement, asset-backed financing obligations and debt maturities.

Our debt to equity ratios were 313% and 262% as of September 30, 2019 and December 31, 2018, respectively. The debt to equity ratio represents total debt divided by total equity.

Pension Information

The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. We review pension assumptions regularly and we may, from time to time, make voluntary contributions to our pension plans, which exceed the amounts required by statute. In 2019, the expected total contributions to our pension plans are approximately $34 million. During the nine months ended September 30, 2019, we contributed $26 million to our pension plans. Changes in interest rates and the market value of the securities held by the plans during 2019 could materially change, positively or negatively, the funded status of the plans and affect the level of pension expense and contributions in 2019 and beyond. See Note 13, “Employee Benefit Plans,” in the Notes to Consolidated Condensed Financial Statements for additional information.

Share Repurchases and Cash Dividends

See Note 9, “Share Repurchase Programs,” in the Notes to Consolidated Condensed Financial Statements for a discussion of share repurchases.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
In July 2019 and 2018, our Board of Directors declared quarterly cash dividends of $0.56 and $0.54 per share of common stock, respectively. The dividends were paid during the third quarter of each respective year. In October 2019, our Board of Directors declared a quarterly cash dividend of $0.56 per share of common stock.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions. Our significant accounting policies are described in the Notes to Consolidated Financial Statements. Certain of these policies require the application of subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. These estimates and assumptions are based on historical experience, changes in the business environment and other factors that we believe to be reasonable under the circumstances. Different estimates that could have been applied in the current period or changes in the accounting estimates that are reasonably likely can result in a material impact on our financial condition and operating results in the current and future periods. Management has discussed the development and selection of these critical accounting judgments and estimates with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed our disclosures relating to them, which are presented below.

The following discussion, which should be read in conjunction with the descriptions in the Notes to Consolidated Condensed Financial Statements and our Annual Report on Form 10-K, is furnished for additional insight into certain accounting estimates that have been updated since our 2018 Annual Report.

Depreciation and Residual Value Estimates. We periodically review and adjust, as appropriate, the residual values and useful lives of revenue earning equipment for purposes of recording depreciation expense as described in Note 4, “Revenue Earning Equipment, net” in the Notes to Consolidated Condensed Financial Statements. Reductions in estimated residual values (i.e., the price at which we ultimately expect to dispose of revenue earning equipment) or useful lives will result in an increase in depreciation expense over the remaining life of the equipment.

Our review of the residual values and useful lives of revenue earning equipment is established with a long-term view based on vehicle class, generally subcategories of trucks, tractors and trailers by weight and usage, as well as other factors, which we refer to as "policy depreciation." These other factors include, but are not limited to, historical market prices, current and expected future market price trends, expected lives of vehicles, and expected sales in the wholesale and retail markets. Factors that could cause actual results to materially differ from estimates include, but are not limited to, changes in technology; changes in supply and demand; competitor pricing; regulatory requirements; driver shortages, requirements and preferences; as well as changes in underlying assumption factors. As a result, future depreciation expense rates are subject to change based upon changes in these factors. While we believe that the carrying values and estimated sales proceeds for revenue earning equipment are appropriate, there can be no assurance that deterioration in economic conditions or adverse changes to expectations of future sales proceeds will not occur, resulting in lower gains or losses on sales. We have disciplines related to the management and maintenance of our vehicles designed to mitigate the risk associated with the residual values of our revenue earning equipment.

At the end of the second quarter of 2019, we began to experience softening in used vehicle market conditions, which intensified during the third quarter of 2019 and we now expect to continue through 2020. In addition, our inventory of used vehicles that is expected to be made available for sale was higher than expected, which has and will impact the volume of used vehicle sales expected to be transacted through our wholesale channels. Due to these dynamics and our updated outlook, management concluded that our residual value estimates likely exceeded the expected future values that would be realized upon the sale of power vehicles in our fleet. As a result, we changed the estimates of our vehicle residual values in the third quarter of 2019 to reflect more recent multi-year trends and our outlook for the expected near-term used vehicle market.

We also monitor market trends throughout the year and assess residual values of vehicles expected to be sold in the near-term (generally 12 to 24 months) and may adjust residual values for these vehicles, which we refer to as “accelerated depreciation.” Following the completion of our review in the third quarter of 2019, the near-term forecast for realized residual values on used vehicle sales was below our estimates of residual value discussed above. As a result, we adjusted the estimated residual values for these vehicles and increased accelerated depreciation expense for these vehicles beginning in the third quarter of 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
The estimated future impact on depreciation expense resulting from the change in our residual value estimates that occurred in the third quarter of 2019 based on the current fleet of power vehicles is as follows:

	2019		2020	2021 - 2025
	Three months ended September 30,	Three months ended December 31,
	(In millions)
Policy depreciation	$52	$54	$180	$305
Accelerated depreciation (1)	125	58	70	—
Total	$177	$112	$250	$305

———————————
(1)Includes $8M of valuation adjustments in the three months ended September 30, 2019.

The impact of the vehicle residual values estimates change that occurred in the third quarter of 2019 is in addition to the annual policy depreciation estimate of $30 million effective January 1, 2019 that will be incurred throughout 2019. The impact of the estimate change as a percentage of our original vehicle investment (cost) of our revenue earning equipment was approximately 5% at September 30, 2019.

Based on our fleet of revenue earning equipment at September 30, 2019, a hypothetical additional 10% reduction in estimated residual values used for policy depreciation would increase depreciation expense in 2020 by approximately $135 million and would increase depreciation expense over the remaining life of these vehicles beyond 2020 by approximately $269 million.

Goodwill Impairment. Goodwill represents the excess of the purchase price over the fair value of the underlying acquired net tangible and intangible assets. Goodwill and other intangible assets with indefinite useful lives are not amortized, but rather, are tested for impairment at least annually. In evaluating goodwill for impairment, we have the option to first assess qualitative factors to determine whether further impairment testing is necessary. Among other relevant events and circumstances that affect the fair value of reporting units, we consider individual factors such as macroeconomic conditions, changes in our industry and the markets in which we operate, as well as our reporting units' historical and expected future financial performance.

If we conclude that it is more likely than not that a reporting unit's fair value is less than its carrying value or we bypass the optional qualitative assessment, recoverability is assessed by comparing the fair value of the reporting unit with its carrying amount. If a reporting unit's carrying value exceeds its fair value, we will measure any goodwill impairment losses as the amount by which the carrying amount of a reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit.

In the third quarter of 2019, we performed an interim impairment test of our FMS North America reporting unit (“FMS NA”) as a result of the decline in market conditions and our updated outlook primarily in the used vehicle market, which negatively affects our forecasted cash flows from the sale of used vehicles. We performed our interim impairment test with the assistance of a third-party specialist. Our valuation of fair value for FMS NA was determined based on a discounted future cash flow model (income approach) and the application of current market multiples for comparable publicly-traded companies (market approach). Rates used to discount cash flows are dependent upon interest rates and the cost of capital based on our industry and capital structure, adjusted for equity and size risk premiums based on market capitalization. Estimates of future cash flows are dependent on our knowledge and experience about past and current events and assumptions about conditions we expect to exist, including long-term growth rates, capital requirements, proceeds from the sale of used vehicles and the ability to utilize our tax net operating losses. Our estimates of cash flows are also based on historical and future operating performance, economic conditions and actions we expect to take. In addition, we conducted additional sensitivity analyses to assess the risk for potential impairment based upon changes in the key assumptions in our goodwill valuation test, including long-term growth rates and discount rates. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment.

Based on our analysis, we determined that FMS NA goodwill was not impaired as of September 30, 2019. However, the fair value of FMS NA was not substantially in excess of its carrying amount. The estimated fair value of the FMS NA reporting unit exceeded its carrying value by approximately 5%. Given this level of excess fair value, in the event the financial performance

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
of FMS NA does not meet our expectations in the future; we experience future prolonged market downturns, including in the used vehicle market; or other negative revisions to key assumptions, we may be required to perform additional impairment analyses and could be required to recognize a non-cash goodwill impairment charge. In addition, a negative change in either of our assumptions for long-term growth rates or discount rate of 50 basis points or more would result in at least a partial impairment of FMS NA goodwill. As of September 30, 2019, there was approximately $244 million of goodwill recorded related to FMS NA. While management can and has implemented strategies to address these events, adverse changes in financial performance in the future could reduce the underlying cash flows used to estimate fair values and could result in a decline in fair value that could trigger future impairment charges of FMS NA's goodwill. A non-cash impairment charge may negatively impact our credit ratings and debt to equity ratios.

We believe that the adverse market conditions discussed above directly impact FMS NA, therefore we do not believe that there was a trigger event requiring an interim impairment review of our other reporting units.

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

Specifically, we refer to the following non-GAAP financial measures in this Form 10-Q:

Non-GAAP Financial Measure	Comparable GAAP Measure
Operating Revenue Measures:
Operating Revenue	Total Revenue
FMS Operating Revenue	FMS Total Revenue
DTS Operating Revenue	DTS Total Revenue
SCS Operating Revenue	SCS Total Revenue
FMS EBT as a % of FMS Operating Revenue	FMS EBT as a % of FMS Total Revenue
DTS EBT as a % of DTS Operating Revenue	DTS EBT as a % of DTS Total Revenue
SCS EBT as a % of SCS Operating Revenue	SCS EBT as a % of SCS Total Revenue
Comparable Earnings Measures:
Comparable Earnings (Loss) Before Income Tax	Earnings (Loss) Before Income Tax
Comparable Earnings (Loss)	Earnings (Loss) from Continuing Operations
Comparable EPS	EPS from Continuing Operations
Cash Flow Measures:
Total Cash Generated and Free Cash Flow	Cash Provided by Operating Activities

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
Other Significant Items: Our comparable earnings measures also exclude other significant items that are not representative of our business operations as detailed in the reconciliation table below - page 60. These other significant items vary from period to period and, in some periods, there may be no such significant items.

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
Free Cash Flow: We refer to the net amount of cash generated from operating activities and investing activities (excluding acquisitions) from continuing operations as “free cash flow.” We calculate free cash flow as the sum of (1) net cash provided by operating activities, (2) net cash provided by the sale of revenue earning equipment and operating property and equipment, (3) other cash inflows from investing activities, less (4) purchases of property and revenue earning equipment. We believe free cash flow provides investors with an important perspective on the cash available for debt service and for shareholders, after making capital investments required to support ongoing business operations. Our calculation of free cash flow may be different from the calculation used by other companies and, therefore, comparability may be limited.
* See Total Cash Generated and Free Cash Flow reconciliations in the Financial Resources and Liquidity section of Management's Discussion and Analysis.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
The following table provides a reconciliation of GAAP earnings (loss) before taxes (EBT), earnings (loss), and earnings (loss) per diluted share (EPS) from continuing operations to comparable EBT, comparable earnings (loss) and comparable EPS from continuing operations for the three and nine months ended September 30, 2019 and 2018. Certain items included in EBT, earnings and diluted EPS from continuing operations have been excluded from our comparable EBT, comparable earnings and comparable diluted EPS measures. The following table lists a summary of these items, which are discussed in more detail throughout our MD&A and within the Notes to Consolidated Condensed Financial Statements:

	EBT		Earnings (Loss)		Diluted EPS
	2019	2018	2019	2018	2019	2018
Three months ended September 30,	(In thousands, except per share amounts)
Continuing operations (GAAP)	$(91,260)	118,863	$(91,538)	91,602	$(1.75)	1.73
Non-operating pension costs	6,885	1,161	4,919	572	0.09	0.01
ERP implementation costs (1)	6,126	—	4,540	—	0.09	—
Restructuring and other, net (1)	5,234	(546)	3,981	(660)	0.08	(0.01)
Tax adjustments (2)	—	—	—	(3,322)	—	(0.06)
Comparable (non-GAAP)	$(73,015)	119,478	$(78,098)	88,192	$(1.49)	1.67

	EBT		Earnings (Loss)		Diluted EPS
	2019	2018	2019	2018	2019	2018
Nine months ended September 30,	(In thousands, except per share amounts)
Continuing operations (GAAP)	$79,960	273,456	$29,804	175,084	$0.56	3.31
Non-operating pension costs	20,060	3,241	14,263	1,506	0.27	0.03
ERP implementation costs (1)	13,617	—	10,091	—	0.19	—
Goodwill impairment (1)	—	15,513	—	15,513	—	0.29
Restructuring and other, net (1)	13,757	1,836	10,395	1,348	0.21	0.02
Gain on sale of property (1)	(18,614)	—	(13,843)	—	(0.26)	—
Tax adjustments (2)	—	—	3,508	22,683	0.06	0.43
Comparable (non-GAAP)	$108,780	294,046	$54,218	216,134	$1.03	4.08

(1)Refer to Note 14, “Other Items Impacting Comparability,” in the Notes to Consolidated Condensed Financial Statements for additional information.
(2)In the nine months ended September 30, 2019, we recorded a $5 million charge to our tax provision for income taxes due to expiring state net operating losses, never previously benefited in the tax rate, offset by a $1 million tax benefit due to a tax law change. In the nine months ended September 30, 2018, we recorded an additional $29 million adjustment to increase the provisional estimate for the one-time transition tax offset by a $3 million tax benefit for state enacted law changes. In addition, for the nine months ended September 30, 2018, we recorded a $1 million unfavorable tax adjustment related to the prior provisional estimate from the 2017 Tax Cuts and Jobs Act offset by a $4 million tax benefit for certain uncertain tax positions that should have been reversed in prior periods due to expiring statutes of limitations.

The following table provides a reconciliation of the provision for income taxes to the comparable provision for income taxes:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In thousands)
Provision for income taxes	$(278)	(27,261)	$(50,156)	(98,372)
Tax adjustments	—	(3,322)	3,508	22,683
Income tax effects of non-GAAP adjustments	(4,805)	(703)	(7,914)	(2,223)
Comparable provision for income taxes (1)	$(5,083)	(31,286)	$(54,562)	(77,912)
————————————
(1)The comparable provision for income taxes is computed using the same methodology as the GAAP provision of income taxes. Income tax effects of non-GAAP adjustments are calculated based on statutory tax rates of the jurisdictions to which the non-GAAP adjustments related.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
The following table provides a reconciliation of total revenue to operating revenue:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In thousands)
Total revenue	$2,223,932	2,159,682	$6,649,252	6,153,791
Fuel	(206,072)	(222,368)	(642,988)	(655,212)
Subcontracted transportation	(213,127)	(218,526)	(630,351)	(596,434)
Operating revenue	$1,804,733	1,718,788	$5,375,913	4,902,145

The following table provides a reconciliation of FMS total revenue to FMS operating revenue:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In thousands)
FMS total revenue	$1,397,346	1,337,771	$4,139,855	3,876,550
Fuel (1)	(198,669)	(214,534)	(618,906)	(633,571)
FMS operating revenue	$1,198,677	1,123,237	$3,520,949	3,242,979

FMS EBT	$(108,550)	97,782	$10,107	228,681
FMS EBT as a % of FMS total revenue	(7.8)%	7.3%	0.2%	5.9%
FMS EBT as a % of FMS operating revenue	(9.1)%	8.7%	0.3%	7.1%
————————————
(1)Includes intercompany fuel sales from FMS to DTS and SCS.

The following table provides a reconciliation of DTS total revenue to DTS operating revenue:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In thousands)
DTS total revenue	$359,211	340,604	$1,071,076	970,196
Subcontracted transportation	(76,213)	(80,768)	(229,927)	(224,837)
Fuel	(35,283)	(37,591)	(109,750)	(107,876)
DTS operating revenue	$247,715	222,245	$731,399	637,483

DTS EBT	$18,490	13,929	$63,034	45,433
DTS EBT as a % of DTS total revenue	5.1%	4.1%	5.9%	4.7%
DTS EBT as a % of DTS operating revenue	7.5%	6.3%	8.6%	7.1%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
The following table provides a reconciliation of SCS total revenue to SCS operating revenue:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In thousands)
SCS total revenue	$617,600	628,544	$1,902,582	1,727,775
Subcontracted transportation	(136,914)	(137,758)	(400,424)	(371,597)
Fuel	(26,975)	(27,990)	(88,602)	(80,488)
SCS operating revenue	$453,711	462,796	$1,413,556	1,275,690

SCS EBT	$34,595	36,516	$112,686	98,912
SCS EBT as a % of SCS total revenue	5.6%	5.8%	5.9%	5.7%
SCS EBT as a % of SCS operating revenue	7.6%	7.9%	8.0%	7.8%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
FORWARD-LOOKING STATEMENTS

Forward-looking statements (within the meaning of the Federal Private Securities Litigation Reform Act of 1995) are statements that relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends concerning matters that are not historical facts. These statements are often preceded by or include the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “could,” “should” or similar expressions. This Quarterly Report on Form 10-Q contains forward-looking statements including, but not limited to, statements regarding:

•our expectations in our FMS business segment regarding anticipated ChoiceLease revenue and fleet growth and commercial rental revenue and demand;
•our expectations in our DTS and SCS business segments regarding anticipated operating revenue trends, sales activity and growth rates;
•our expectations of the near-term and long-term residual values of revenue earning equipment;
•the anticipated increase in NLE vehicles in inventory through the end of the year;
•the expected pricing, demand and inventory levels for used vehicles;
•our expectations of operating cash flow and capital expenditures through the end of 2019;
•the adequacy of our accounting estimates and reserves for pension expense, compensation expense and employee benefit plan obligations, depreciation, residual values and income taxes;
•our estimates and assumptions, including relating to future business performance, underlying our impairment analysis of goodwill;
•the anticipated timing of payment of restructuring liabilities;
•the adequacy of our fair value estimates of employee incentive awards under our share-based compensation plans, publicly traded debt and other debt;
•our beliefs regarding our credit ratings;
•our beliefs regarding the default risk of our direct financing lease receivables;
•our ability to fund all of our operating, investing and financial needs for the foreseeable future through internally generated funds and outside funding sources;
•the anticipated impact of fuel price fluctuations;
•our expectations as to return on pension plan assets, future pension expense and estimated contributions;
•our expectations regarding the scope, anticipated outcomes and the adequacy of our loss provisions with respect to certain claims, proceedings and lawsuits;
•our expectations about the need to repatriate foreign cash to the U.S.;
•our ability to access commercial paper and other available debt financing in the capital markets;
•our expectations regarding the future use and availability of funding sources; and
•the anticipated impact of recent accounting pronouncements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
These statements, as well as other forward-looking statements contained in this Quarterly Report, are based on our current plans and expectations and are subject to risks, uncertainties and assumptions. We caution readers that certain important factors could cause actual results and events to differ significantly from those expressed in any forward-looking statements. These risk factors include, but are not limited to, the following:
•Market Conditions:
•Changes in general economic and financial conditions in the U.S. and worldwide leading to decreased demand for our services, lower profit margins, increased levels of bad debt and reduced access to credit and financial markets
•Decreases in freight demand which would impact both our transactional and variable-based contractual business
•Changes in our customers’ operations, financial condition or business environment that may limit their demand for, or ability to purchase, our services
•Decreases in market demand or increases in supply affecting the commercial rental market and used vehicle sales
•Volatility in customer volumes and shifting customer demand
•Changes in current financial, tax or regulatory requirements that could negatively impact our financial results
•Competition:
•Advances in technology may impact demand for our services or may require increased investments to remain competitive, and our customers may not be willing to accept higher prices to cover the cost of these investments
•Competition from other service providers, some of which have greater capital resources or lower capital costs, or from our customers, who may choose to provide services themselves
•Continued consolidation in the markets in which we operate which may create large competitors with greater financial resources
•Our inability to maintain current pricing levels due to economic conditions, demand for services, customer acceptance or competition
•Profitability:
•Our inability to obtain adequate profit margins for our services
•Lower than expected sales volumes or customer retention levels
•Decreases in commercial rental fleet utilization, demand and pricing
•Lower than expected used vehicle sales pricing levels, demand for our used vehicles and fluctuations in the anticipated proportion of retail versus wholesale sales
•Loss of key customers in our DTS and SCS business segments
•Our inability to adapt our product offerings to meet changing consumer preferences on a cost-effective basis
•The inability of our legacy information technology systems to provide timely access to data
•Our inability to implement new information technology systems efficiently and effectively
•Sudden changes in fuel prices and fuel shortages
•Higher prices for vehicles, diesel engines and fuel as a result of new environmental standards
•Higher than expected maintenance costs and lower than expected benefits associated with our maintenance initiatives
•Our inability to successfully execute our asset management initiatives, maintain our fleet at normalized levels and right-size our fleet in line with demand
•Higher than anticipated levels of NLEs
•Our inability to redeploy vehicles and prepare vehicles for sale in a cost-efficient manner
•Our key assumptions and pricing structure of our FMS, DTS and SCS contracts prove to be inaccurate
•Increased unionizing, labor strikes and work stoppages
•Difficulties in attracting and retaining drivers and technicians due to driver and technician shortages, which may result in higher costs to procure drivers and technicians and higher turnover rates affecting our customers
•Our inability to manage our cost structure

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
•Our inability to limit our exposure for customer claims
•Our inability to successfully execute our strategic plan
•Unfavorable or unanticipated outcomes of new legislation, legal or regulatory proceedings or uncertain positions
•Business interruptions or expenditures due to severe weather or natural occurrences or strikes
•The inability to offer new products profitably or lack of market acceptance for such new products
•Financing Concerns:
•Higher borrowing costs and possible decreases in available funding sources
•Unanticipated interest rate and currency exchange rate fluctuations
•Negative funding status of our pension plans caused by lower than expected returns on invested assets and unanticipated changes in interest rates
•Withdrawal liability as a result of our participation in multi-employer plans
•Instability in U.S. and worldwide credit markets, resulting in higher borrowing costs and/or reduced access to credit
•Accounting Matters:
•Impact of unusual items resulting from ongoing evaluations of business strategies, asset or expense valuations, acquisitions, divestitures and our organizational structure
•Reductions in residual values or useful lives of revenue earning equipment and changes to depreciation policy
•Increases in compensation levels, retirement rate and mortality resulting in higher pension expense; regulatory changes affecting pension estimates, accruals and expenses
•Increases in health care costs resulting in higher insurance costs
•Changes in accounting rules, assumptions and accruals
•Impact of actual insurance claim and settlement activity compared to historical loss development factors used to project future development
•Other risks detailed from time to time in our SEC filings including our 2018 Annual Report on Form 10-K.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the third quarter of 2019, we carried out an evaluation, under the supervision and with the participation of management, including Ryder’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the third quarter of 2019, Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective.

Changes in Internal Controls over Financial Reporting

Beginning January 1, 2019, we adopted ASU No. 2016-02, “Leases (Topic 842)” and related amendments (collectively, the “new lease standard”). As a result of our adoption of the new lease standard, we implemented significant new lease accounting systems, processes and internal controls over lease accounting to assist us in the application of the new lease standard. During the nine months ended September 30, 2019, there were no other changes in Ryder’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect such internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases we made of our common stock during the three months ended September 30, 2019:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Anti-Dilutive Program (2)
July 1 through July 31, 2019	11	$55.37	—	730,067
August 1 through August 31, 2019	62,695	51.13	62,695	667,372
September 1 through September 30, 2019	200	52.57	—	667,372
Total	62,906	$51.13	62,695
 ————————————
(1)During the three months ended September 30, 2019, we purchased an aggregate of 211 shares of our common stock in employee-related transactions. Employee-related transactions may include: (i) shares of common stock withheld as payment for the exercise price of options exercised or to satisfy the employees' tax withholding liability associated with our share-based compensation programs and (ii) open-market purchases by the trustee of Ryder’s deferred compensation plans relating to investments by employees in our stock, one of the investment options available under the plans.
(2)In December 2017, our Board of Directors authorized a share repurchase program intended to mitigate the dilutive impact of shares issued under our employee stock plans (the program). Under the program, management is authorized to repurchase up to 1.5 million shares of common stock, the sum of which will not exceed the number of shares issued to employees under the Company’s employee stock plans from December 31, 2017 to December 13, 2019. Share repurchases of common stock are made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. Management may establish prearranged written plans for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the program, which allow for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Certification of Robert E. Sanchez pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Scott Parker pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32	Certification of Robert E. Sanchez and Scott Parker pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350

101
The following materials from Ryder System, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Condensed Statements of Earnings, (ii) the Consolidated Condensed Statements of Comprehensive Income (Loss), (iii) the Consolidated Condensed Balance Sheets, (iv) the Consolidated Condensed Statements of Cash Flows, (v) the Consolidated Condensed Statements of Shareholders' Equity, and (vi) the Notes to the Consolidated Condensed Financial Statements.

104	Cover Page formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYDER SYSTEM, INC.
(Registrant)

Date: October 29, 2019	By:	/s/ Scott Parker
Scott Parker
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: October 29, 2019	By:	/s/ Frank Mullen
Frank Mullen
Vice President and Controller
(Principal Accounting Officer)