Form 10-K
period 2019-12-31
RYDER SYSTEM INC
filed 2020-02-27
CIK 85961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number: 1-4364
RYDER SYSTEM, INC.
(Exact name of registrant as specified in its charter)

Florida				59-0739250
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)
11690 N.W. 105th Street				(305)	500-3726
Miami,	Florida	33178
(Address of principal executive offices, including zip code)				(Telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Title of each class			Trading symbol(s)	Name of exchange on which registered
Ryder System, Inc. Common Stock ($0.50 par value)			R	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐   No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was sold at June 30, 2019 was $3,050,341,216. The number of shares of Ryder System, Inc. Common Stock outstanding at January 31, 2020 was 53,271,759.

Documents Incorporated by Reference into this Report	Part of Form 10-K into which Document is Incorporated
Ryder System, Inc. 2020 Proxy Statement	Part III

RYDER SYSTEM, INC.
FORM 10-K ANNUAL REPORT

i

PART I
ITEM 1. BUSINESS
OVERVIEW
Ryder System, Inc. (Ryder) is a global leader in transportation and supply chain management solutions. Our operating segments are aggregated into reportable business segments based upon similar economic characteristics, products, services, customers and delivery methods. We report our financial performance based on three business segments: (1) Fleet Management Solutions (FMS), which provides full service leasing and leasing with flexible maintenance options, commercial rental, and contract or transactional maintenance services of trucks, tractors and trailers to customers principally in the U.S., Canada and the U.K.; (2) Supply Chain Solutions (SCS), which provides integrated logistics solutions, including distribution, management, dedicated transportation and professional services in North America; and (3) Dedicated Transportation Solutions (DTS), which provides turnkey transportation solutions in the U.S. that includes dedicated vehicles, drivers and engineering and administrative support. Dedicated transportation services provided as part of an operationally integrated, multi-service, supply chain solution to SCS customers are primarily reported in the SCS business segment.

MISSION AND STRATEGY
Ryder's mission is to provide innovative fleet management and supply chain solutions that are reliable, safe and efficient, enabling our customers to deliver on their promises. We seek to deliver valuable solutions that will compel customers to outsource their fleet management and supply chain needs to us. Our primary strategy is to grow our fleet management and supply chain outsourcing services by targeting those companies not currently outsourcing their fleet-related and logistics services as well as companies who have outsourced to other providers by offering innovative solutions, operational excellence, best in class talent and information technology. This strategy is supported by:

•	offering innovative products, solutions and support services that will create and strengthen customer relationships;

•	delivering operational excellence through continuous productivity and process improvements;

•	attracting, developing and retaining the best talent; and

•	deploying technology that will enable growth while improving operational efficiencies.

INDUSTRY AND OPERATIONS

Fleet Management Solutions

Value Proposition
Through our FMS business, we provide our customers with a variety of fleet solutions that are designed to improve their competitive position. By outsourcing these services to us, our customers can focus on their core business, improve their efficiency and productivity, and lower their costs. Our FMS product offering is comprised of full service leasing as well as leasing with flexible maintenance options; shorter-term commercial truck rental; contract or transactional maintenance services; and value-added fleet support services such as vehicle administration and fuel services. In addition, we provide our customers the ability to purchase a large selection of used trucks, tractors and trailers through our used vehicle sales program. FMS also provides vehicles and maintenance, fuel and other services for all vehicles used in our SCS and DTS businesses.
Market Trends
The U.S. commercial fleet market is estimated to include 9 million vehicles, of which 5 million vehicles are privately owned by companies, 2 million vehicles are with for-hire carriers, 1 million vehicles are leased from banks or other financial institutions, and 1 million vehicles are in the lease and rental market(1). The companies that privately own their own fleets generally provide all or a portion of the transportation services for themselves rather than outsourcing those services to third parties such as Ryder.
The Canadian commercial fleet is estimated at 500,000 vehicles, of which approximately 20,000 vehicles are in the lease and rental market(2). In the U.K., the commercial rental and lease market is estimated at 235,000 units(3). The total lease and rental market in Ryder’s major markets totals over 1 million units.
Over the last several years, many key trends have been reshaping the transportation industry. Companies that own, maintain and manage their own fleet of vehicles have put greater emphasis on the quality of their preventive maintenance and safety programs because of increased demand for efficiency and reliability. The maintenance and operation of commercial vehicles has become more complicated and expensive, requiring companies to spend a significant amount of time and money to keep up with new technology, diagnostics, retooling and training. Companies are also faced with labor issues, including a shortage of qualified truck drivers and mechanics. Increased regulation and active enforcement efforts by federal and state governments require more stringent and costly operational processes and oversight. Fluctuating energy prices and alternative fuel technologies make it difficult for businesses to predict and manage fleet costs. There has also been a tightening of capacity with respect to the U.S. trucking market. We believe these trends increase the value of our product offering and will increasingly lead privately held fleets and the for-hire carriers to decide to outsource.
Operations
In 2019, our global FMS business accounted for 56% of our consolidated revenue (excluding eliminations).
United States. Ryder was founded in the U.S. in 1933. Our FMS customers in the U.S. range from small businesses to large national enterprises operating in a wide variety of industries, the most significant of which are transportation and warehousing, food and beverage, housing, business and personal services, and industrial. At December 31, 2019, we had 524 operating locations, excluding ancillary storage locations, in 50 states and Puerto Rico. A location consists of a maintenance facility and serves multiple customers. Our maintenance facilities typically include a shop for preventive maintenance and repairs, a service island for fueling, safety inspections and preliminary maintenance checks, offices for sales and other personnel, and in many cases, a commercial rental vehicle counter. We also operate on-site at 160 customer locations, which primarily provide vehicle maintenance solely for that customer's fleet.
Canada. We have been operating in Canada for over 50 years. At December 31, 2019, we had 32 operating locations throughout 9 Canadian provinces. We also operate 14 maintenance facilities on-site at customer properties in Canada.

Europe. We began operating in the U.K. in 1971. At December 31, 2019, we had 54 operating locations, primarily throughout the U.K, including those that we manage on behalf of our customers. We also manage a network of 367 independent maintenance facilities in the U.K. to serve our customers when it is more effective than providing the service in a Ryder location. In addition to our typical FMS operations, we supply and manage vehicles, equipment and personnel for military organizations in the U.K. and Germany.

(1)	U.S. Fleet as of September 2019, Class 3-8, IHS Markit Ltd. (formerly RL Polk)

(2)	Canada Outsourced Fleet Market as of September 2019, Class 3-8, IHS Markit Ltd. (formerly RL Polk)

(3)	U.K. Lease and Rental HGV Market, Projection for December 2019, Source: The Society of Motor Manufacturers & Traders (SMMT) 2010 & Ryder Internal Estimate

FMS Product Offerings
ChoiceLease.    Our lease offering, ChoiceLease, provides customers with vehicles, maintenance services, supplies, and related equipment necessary for operation of the vehicles while our customers furnish and supervise their own drivers and exercise control over the vehicles. The ChoiceLease offering allows customers to select the terms of their lease alongside the level of maintenance they prefer, from full service or total bumper-to-bumper coverage to on-demand or pay-as-you-go maintenance.
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

•
Customers have an opportunity to enhance their standard lease with additional fleet support services including our fuel and related services as described below; liability insurance coverage under our existing insurance policies and related insurance services; safety services including safety training, driver certification and loss prevention consulting; vehicle use and other tax reporting, permitting and licensing, and regulatory compliance (including hours of service administration); environmental services; and access to RydeSmart®, a full-featured GPS fleet location, tracking, and vehicle performance management system; and to RyderGuide®, our mobile fleet tool that provides customers with 24/7 access to key operational and maintenance management information about their fleets. In January 2020, we announced our plan to exit the extension of our liability insurance coverage for ChoiceLease customers. The exit of this program is estimated to be completed in the second quarter of 2021.

For the year ended December 31, 2019, ChoiceLease revenue accounted for 56% of our FMS total revenue.
Commercial Rental.    We offer rental customers that have a need to supplement their private fleet of vehicles on a short-term basis (one day up to one year in length), either because of seasonal increases in their business or discrete projects with additional transportation needs. ChoiceLease customers also utilize our commercial rental fleet to handle their peak or seasonal business needs, as substitute vehicles while their lease vehicles are undergoing maintenance, and while they are awaiting delivery of new lease vehicles. Although a portion of our commercial rental business is purely occasional in nature, we focus on building long-term relationships with customers so that we become their preferred source for commercial vehicle rentals. Our rental representatives assist in selecting a vehicle that satisfies a customer’s needs and supervise the rental process, which includes execution of a rental agreement and a vehicle inspection. In addition to vehicle rental, we may extend liability insurance coverage under our existing policies to our rental customers as well as the benefits of cost savings and convenience of our comprehensive fuel services program. For the year ended December 31, 2019, commercial rental revenue accounted for 18% of our FMS total revenue.
SelectCare.    Through our SelectCare product line, we provide maintenance services to customers who do not choose to lease vehicles from us. Our SelectCare customers commit to utilizing our extensive network of maintenance facilities and trained technicians to maintain the vehicles they own or lease from third parties. There are several bundles of services available to SelectCare customers including full service contract maintenance, preventive only maintenance and on-demand maintenance. We can also customize the services to include fleet support services as described above. Vehicles covered under this offering are typically serviced at our own facilities. However, based on the size and complexity of a customer’s fleet, we may operate an on-site maintenance facility at the customer’s location.
Additionally, our lease and contract maintenance customers periodically require additional maintenance and repair services that are not included in their lease or contract maintenance agreements. For example, additional maintenance and repair services may arise when a customer damages a vehicle. In such situations, we generally charge the customer on an hourly basis for work performed. By servicing all of our customers’ maintenance needs, we create stronger, long-term relationships and have greater opportunity to provide customers with a wide range of outsourcing solutions. For the year ended December 31, 2019, SelectCare revenue accounted for 10% of our FMS total revenue.
The following table provides information regarding the number of vehicles and customers by FMS product offering as of December 31, 2019:

	U.S.		Foreign		Total
	Vehicles	Customers	Vehicles	Customers	Vehicles	Customers
ChoiceLease	136,100	12,200	23,700	2,400	159,800	14,600
Commercial rental (1)	36,000	32,200	5,900	5,000	41,900	37,200
SelectCare (2)	50,400	1,800	5,400	300	55,800	2,100
______________

(1)	Commercial rental customers represent those who rented a vehicle for more than 3 days during the year and includes approximately 7,500 ChoiceLease customers

(2)	SelectCare customers include approximately 1,000 ChoiceLease customers

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
Fuel Services.    We provide our FMS customers with access to diesel fuel at competitive prices at approximately 460 of our maintenance facilities across the United States and Canada. We also provide fuel services such as fuel planning, fuel tax reporting, centralized billing, fuel cards and fuel monitoring. Although fuel sales do not have a significant impact on our FMS earnings, as it is largely a pass-through cost to customers, we believe allowing customers to leverage our fuel buying power is a significant and valuable benefit to our customers. For the year ended December 31, 2019, fuel services revenue accounted for 15% of our FMS total revenue.
Used Vehicles.    We primarily sell our used vehicles out of our 51 retail sales centers throughout North America (14 of which are co-located at an FMS shop), at our branch locations and through our website at www.Usedtrucks.Ryder.com. Typically, before we offer used vehicles for sale, our technicians ensure that the vehicles are Ryder CertifiedTM, which means that they have passed a comprehensive, multi-point performance inspection based on specifications formulated through our maintenance program, Ryder VerifiedTM, which are fully inspected and DOT compliant vehicles with some wear and tear, or Ryder ReclassifiedTM. Generally, our retail sales centers throughout North America allow us to leverage our maintenance expertise and strong brand reputation to realize higher sales proceeds than in the wholesale market. Given our focus on maximizing sales proceeds, we primarily sell our used vehicles through retail centers. The realized sales proceeds of used vehicles are dependent upon various other factors, including the general state of the used vehicle market, the supply and demand for used commercial vehicles in wholesale and retail markets, the age and condition of the vehicle at the time of its disposal and vehicle depreciation estimates. In recent years, the general state of the used vehicle sales market has been particularly challenging, which has required us to sell many of our used vehicles below book value and lower residual value estimates on vehicles still in operation.

FMS Business Strategy
Our FMS business strategy is to be the leading provider of fleet management outsourcing services for light, medium and heavy duty commercial highway vehicles. This strategy revolves around the following interrelated goals and priorities:

•
drive profitable fleet growth that maximizes our return on investment by (1) successfully implementing sales and marketing initiatives designed to compel private fleet operators and for-hire carriers to outsource all or some portion of their fleet management needs to us; (2) offering innovative products, solutions and support services that will create and strengthen new and existing customer relationships; and (3) completing targeted acquisitions;

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
Our FMS business segment competes with companies that provide and manage maintenance services themselves and those providing similar services on a national, regional and local level. Many regional and local competitors provide services on a national level through their participation in various cooperative programs. We compete with finance lessors, truck and trailer manufacturers and independent dealers who provide full service lease products, finance leases, extended warranty maintenance, rental and other transportation services. We compete with other companies based on factors such as price, geographic coverage, equipment, maintenance, and service. We also face competition from managed maintenance providers who are hired to coordinate and manage the maintenance of large fleets of vehicles through a network of third-party maintenance providers. Value-added differentiation of the ChoiceLease, SelectCare and commercial rental services, as well as continued commitment to offer innovative products and solutions, such as natural gas and electric vehicles, have been and will continue to be our focus.

Supply Chain Solutions
Value Proposition
Through our SCS business, we offer a broad range of innovative logistics management services that are designed to optimize customers' supply chain and address customers' key business requirements. The business is organized by industry verticals (Automotive, Technology and Healthcare, Consumer Packaged Goods and Retail, and Industrial and other) to enable our teams to focus on the specific needs of their customers. Our SCS product offerings are organized into four categories: dedicated services, distribution management, transportation management and professional services. These offerings are supported by a variety of information technology and engineering solutions and can be provided independently or as an integrated solution to optimize supply chain effectiveness. A key aspect of our value proposition is our operational execution, which is an important differentiator in the marketplace.
Market Trends
Global logistics is an approximately $10 trillion market, of which approximately $995 billion is outsourced(1). Logistics spending in the markets we are targeting in North America equates to approximately $2 trillion, of which $266 billion is outsourced(1). Outsourced logistics is a market with significant growth opportunity. More sophisticated supply chain practices are required as supply chains expand and become more complex and companies look for lower cost supply chain alternatives. In addition, disruptions from unexpected events such as natural disasters have caused companies to focus on risk management of their supply chains. The more complicated the supply chain or the product requirements, the greater the need for companies to utilize the expertise of supply chain solution providers.
Operations
For the year ended December 31, 2019, our global SCS business accounted for 29% of our consolidated revenue.
U.S.    At December 31, 2019, we had 188 SCS customer accounts in the U.S., most of which are large enterprises that maintain large, complex supply chains. Most of our core SCS business operations are geographically located to maximize efficiencies and reduce costs. At December 31, 2019, managed warehouse space totaled approximately 50 million square feet.
We also concentrate certain logistics expertise in locations not associated with specific customer sites. For example, our carrier procurement, contract management, freight bill audit and payment services, and transportation optimization and execution groups operate out of our logistics centers in Novi, Michigan and Fort Worth, Texas.
Mexico. At December 31, 2019, we had 131 SCS customer accounts and managed warehouse space totaling approximately 4 million square feet. Our Mexico operations offer a full range of SCS services and manage approximately 21,500 border crossings each month between Mexico and the U.S. and Canada, often highly integrated with our distribution and transportation operations.
Canada.    At December 31, 2019, we had 38 SCS customer accounts and managed warehouse space totaling approximately 2.4 million square feet. Given the proximity of this market to our U.S. and Mexico operations, the Canadian operations are highly coordinated with their U.S. and Mexico counterparts, managing approximately 9,900 border crossings each month.
Singapore.    In the second quarter of 2019, we ceased our Singapore business operations.
(1) Armstrong & Associates - Third-Party Logistics Market Results and Trends for 2019, June 2019

SCS Product Offerings
Distribution Management.    Our SCS business offers a wide range of services relating to a customer’s distribution operations, from designing a customer’s distribution network, to managing distribution facilities, to an e-commerce service designed specifically for high-volume from the receiving function to the shipping function, coordinating warehousing and transportation for inbound and outbound material flows, handling import and export for international shipments, coordinating just-in-time replenishment of component parts to manufacturing and final assembly, and providing shipments to customer distribution centers or end customer delivery points, including support for e-commerce networks. Additional value-added services such as light assembly of components into defined units (kitting), packaging and refurbishment may also be provided. For the year ended December 31, 2019, distribution management solutions accounted for 39% of our SCS revenue.
Dedicated Services.   Dedicated services are offered as part of an integrated supply chain solution to our customers. We fulfill transportation needs for our customers with a combination of outside carriers and dedicated services. The dedicated services offering combines the equipment, maintenance, drivers and additional services to provide a customer with a dedicated transportation solution that, combined with outside transportation, is designed to increase their competitive position, improve risk management and integrate their transportation needs with their overall supply chain. Such additional services include routing and scheduling, fleet sizing, safety, regulatory compliance, risk management, technology and communication systems support including on-board computer and other technical support. These additional services allow us to mitigate, on behalf of our customers, labor challenges associated with maintaining a private fleet of vehicles, such as driver recruitment and turnover, and government regulation, including hours of service regulations, Department of Transportation (DOT) audits and workers' compensation. Our dedicated services solution offers a high degree of specialization to meet the needs of customers with sophisticated service requirements such as tight delivery windows, high value or time-sensitive distribution, closed-loop distribution, multi-stop shipments, specialized equipment and integrated transportation needs. Dedicated services operations are located at our customer facilities, and our dedicated offering utilizes and benefits from our extensive network of FMS facilities, which provides maintenance for all Ryder vehicles used in SCS solutions. For the year ended December 31, 2019, approximately 34% of our SCS revenue was related to dedicated services.
Transportation Management.    Our SCS business offers services relating to all aspects of a customer’s transportation network. Our team of transportation specialists provides shipment planning and execution, which includes shipment optimization, load scheduling and delivery confirmation through a series of technological and web-based solutions. Our transportation consultants focus on carrier procurement of all modes of transportation with an emphasis on truck-based transportation, rate negotiation, and freight bill audit and payment services. In addition, our SCS business provides customers with capacity management services that are designed to maximize backhaul opportunities and minimize excess miles. For the year ended December 31, 2019, we purchased or executed approximately $7 billion in freight moves on our customers' behalf. For the year ended December 31, 2019, transportation management solutions accounted for 14% of our SCS revenue.
Last Mile.    Our Ryder Last Mile offering consists of a network of over 120 locations strategically located throughout the U.S. that receive, assemble, and prepare big and bulky items ranging from furniture to exercise equipment for in home or office delivery. We offer tiered levels of delivery services to meet consumer’s needs including placing the newly delivered item in the location of a customer’s choosing, minor installation and disposal of the replaced item. We use proprietary scheduling software to provide customers with the appointment times they need and optimize routes for maximum efficiency. Finally, as an extension of our customer’s brand, we track and report the satisfaction of each delivery experience. For the year ended December 31, 2019, Ryder Last Mile accounted for 8% of our SCS revenue.
Professional Services.    In conjunction with providing the SCS services described previously, our SCS business offers a variety of knowledge-based professional services that support every aspect of a customer’s supply chain. Our SCS professionals are available to evaluate a customer’s existing supply chain to identify inefficiencies as well as opportunities for integration and improvement. Once the assessment is complete, we work with the customer to develop a supply chain strategy that will create the most value for the customer and their target clients. Once a customer has adopted a supply chain strategy, our SCS logistics team, supported by functional experts and representatives from our information technology, real estate and finance groups, work together to design a strategically focused supply chain solution. The solution may include both a network design that sets forth the number, location and function of key components of the network and a transportation solution that optimizes the mode or modes of transportation and route selection. In addition to providing the distribution and transportation expertise necessary to implement the supply chain solution, our SCS representatives can coordinate and manage all aspects of the customer’s supply chain provider network to assure consistency, efficiency and flexibility. For the year ended December 31, 2019, knowledge-based professional services accounted for 5% of our SCS revenue.
SCS Business Strategy
Our SCS business strategy is to offer our customers differentiated, functional execution and proactive solutions from our expertise in key industry verticals. The strategy revolves around the following interrelated goals and priorities:

•	provide customers with best in class execution and quality through reliable and flexible supply chain solutions;

•	develop innovative solutions and capabilities that drive value for our customers within our targeted industry verticals;

•	create a culture of innovation and collaboration to share capabilities and solutions to meet our clients' needs;

•	focus consistently on network optimization and continuous improvement; and

•	execute on targeted sales and marketing growth strategies.
Competition
As an alternative to using our services, companies may choose to internally manage their own supply chains and logistics operations, or obtain similar or alternative services from other third-party vendors.
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

Dedicated Transportation Solutions
Value Proposition
Through our DTS business segment, we combine equipment, maintenance, drivers, administrative services and additional services to provide customers with a dedicated transportation solution that is designed to increase their competitive position, improve risk management and integrate their transportation needs with their overall supply chain. Such additional services include routing and scheduling, fleet sizing, safety, regulatory compliance, risk management, technology and communication systems support, including on-board computers and other technical support. These additional services allow us to mitigate, on behalf of our customers, labor challenges associated with maintaining a private fleet of vehicles, such as driver recruitment and retention, and government regulation, including electronic logging devices and hours of service regulations, DOT audits and workers’ compensation. Our DTS solution offers a high degree of specialization to meet the needs of customers with sophisticated service requirements such as tight delivery windows, high-value or time-sensitive freight distribution, closed-loop distribution, multi-stop shipments, specialized equipment and integrated transportation needs.
Market Trends
The U.S. dedicated contract carriage market is estimated to be $18 billion(1) from an addressable market of approximately $400 billion(2). This market is affected by many of the same trends that impact our FMS business, including the tightening of capacity in the current U.S. trucking market. The administrative requirements relating to regulations issued by the DOT regarding driver screening, training and testing, as well as record keeping and other costs associated with the hours of service requirements, make our DTS product an attractive alternative to private fleet and driver management. With the changes in the regulatory environment, including the electronic logging device mandate that became effective in late 2017, there continues to be significant pressure on the availability of qualified truck drivers, whose supply remains tight, and shippers continue to seek dedicated capacity from quality transportation and logistics providers. In addition, market demand for just-in-time delivery creates a need for well-defined routing and scheduling plans that are based on comprehensive asset utilization analysis and fleet rationalization studies offered as part of our DTS services.
Operations/Product Offerings
For the year ended December 31, 2019, our global DTS business accounted for 15% of our consolidated revenue. At December 31, 2019, we had 186 DTS customer accounts in the U.S. Because it is highly customized, our DTS product is particularly attractive to companies that operate in industries that have time-sensitive deliveries or special handling requirements, as well as companies who require specialized equipment. DTS accounts typically operate in a limited geographic area, and, therefore, most of the drivers assigned to these accounts are short haul drivers, meaning they return home at the end of each work day, which helps with driver recruiting and retention. Although a significant portion of our DTS operations are located at customer facilities, our DTS business also utilizes and benefits from our extensive network of FMS facilities, including the FMS maintenance network that services all vehicles used in DTS solutions.
(1) Armstrong & Associates - Third-Party Logistics Market Results and Trends for 2019, June 2019
(2) Addressable market as of December 2019, Class 3-8, IHS Markit Ltd. (formerly RL Polk) & Ryder Internal Estimates

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
DTS Business Strategy
Our DTS business strategy is to offer services to customers who need specialized equipment, specialized handling or integrated services. This strategy revolves around the following interrelated goals and priorities:

•	increase market share with customers in the energy and utility, metals and mining, specialty retail, construction, and food and beverage industries;

•	leverage the support and talent of the FMS sales team to compel private fleet operators to outsource all or some of their transportation needs to us;

•	align the DTS business with other SCS product lines to create revenue opportunities and improve operating efficiencies in both segments; and

•	improve competitiveness in the non-specialized and non-integrated customer segments.
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
CYCLICALITY
Ryder's business is impacted by economic and market conditions. In a strong economic cycle, there is generally more demand for our fleet management, dedicated transportation and supply chain services. In a weak or volatile economy, demand for our services decreases and is considerably more unpredictable. Because of these factors, we have continued to focus on increasing the diversity of our customer base and strengthening our long-term business partnerships with our customers. Although we believe these efforts help mitigate the immediate impact of an economic downturn, during a protracted or severe economic downturn, customers are often unwilling to commit to a full-service lease or long-term supply chain and dedicated contracts. Because commercial rental and used vehicle sales are transactional, they are more cyclical in nature and are also heavily dependent on economic and market conditions, and results can vary significantly in both the short- and long-term. In 2019, we began to experience softening in used vehicle and commercial rental market conditions, which we expect to continue throughout 2020. We mitigate some of the potential impact of an economic downturn through a disciplined and centralized approach to asset management. This approach allows us to manage the size, mix and location of our operating fleet and used vehicle inventories to try and maximize asset utilization and used vehicle proceeds in both strong and weak market conditions.

ADMINISTRATION
Our financial administrative functions for the U.S. and Canada, including credit, billing and collections, are consolidated into our Shared Services Center, a centralized processing center located in Alpharetta, Georgia. Our Shared Services Center also manages contracted third parties providing administrative, finance and support services outside of the U.S. in order to reduce ongoing operating expenses and maximize our technology capabilities. This centralization results in more efficient and consistent centralized processing of selected administrative operations. Certain administrative functions are also performed at the Shared Services Center for our customers. The Shared Services Center’s main objectives are to enhance customer service through process standardization.
REGULATION
Our business is subject to regulation by various federal, state, local and foreign governmental entities. The DOT and various federal and state agencies exercise broad powers over certain aspects of our business, generally governing such activities as authorization to engage in motor carrier operations, safety and operations. The Federal Motor Carrier Safety Administration (FMCSA), under the DOT, manages a Compliance, Safety, Accountability initiative (known as "CSA"), partnering with state agencies designed to monitor and improve commercial vehicle motor safety, which uses roadside inspections and violations to measure motor carriers and drivers. The FMCSA also has regulations mandating electronic logging devices in commercial motor vehicles that impact various aspects of our dedicated, supply chain and rental businesses.
We are also subject to a variety of laws and regulations promulgated by national, state, provincial and local governments, including the U.S. Environmental Protection Agency (EPA) and the Occupational Safety and Health Administration (OSHA), which regulate safety, the management of hazardous materials, water discharges, air emissions, solid waste disposal and the release and cleanup of regulated substances. We must comply with licensing and other requirements imposed by the U.S. Department of Homeland Security and the U.S. Customs Service as a result of increased focus on homeland security and our Customs-Trade Partnership Against Terrorism certification. We may also become subject to new or more restrictive regulations imposed by these agencies or other authorities relating to carbon controls and reporting, engine exhaust emissions, drivers’ hours of service, wage and hour requirements, security including data privacy and cyber security and ergonomics.
ENVIRONMENTAL
We have a long-standing commitment to sound environmental practices that reduce risk and build value for us and our customers. We have a history of adopting “green” designs and processes because they are efficient, cost-effective transportation solutions that improve our bottom line and bring value to our customers. We have maintained an environmental policy since 1991 and have updated it periodically as regulatory and customer needs have changed. Our environmental policy reflects our commitment to supporting the goals of sustainable development, environmental protection, and pollution prevention in our business. We have adopted proactive environmental strategies that have advanced business growth and continued to improve our performance in ways that reduce emission outputs and environmental impact. Our environmental team works with operating employees to develop and administer programs in support of our environmental policy and to help ensure that environmental considerations are integrated into all business processes and decisions.
In establishing appropriate environmental objectives and targets for our wide range of business activities around the world, we focus on (1) the needs of our customers; (2) the communities in which we provide services; and (3) relevant laws and regulations. We regularly review and update our environmental management procedures, and information regarding our environmental activities is routinely disseminated throughout Ryder. We publish a Corporate Sustainability Report, which includes metrics related to our environmental and safety performance. The report is publicly available on the company website at www.rydercsr.com. In addition, we have voluntarily submitted an annual report to the Carbon Disclosure Project (CDP), disclosing direct and indirect emissions resulting from our operations, and earned leadership status for the quality of our disclosure reporting.
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
We deploy relevant vehicle safety systems in the vehicles we operate, including active brake assistance, lane departure warning systems, stability control, and others, to enhance safety performance. We also install aftermarket safety monitoring systems that provide effective means for our operations teams to measure and improve driver performance, including in-vehicle video event recorders. Training is also a key component of our safety program. Monthly safety training delivered by location safety committees cover specific and relevant safety topics and managers receive annual safety leadership training. In driving operations, we use certified driver trainers to on-board and train our drivers using first hand experienced certified driver trainers. Quarterly and remedial training is also delivered online to each driver through a highly interactive lesson platform. Regular safety behavioral observations are conducted by managers throughout the organization everyday and remedial training and coaching takes place on the spot. Our proprietary, web-based Safety Management System, RyderSafetyNetSM, delivers monthly proactive safety programs as well as safety compliance tasks tailored to every location and helps measure safety activity effectiveness across the organization. Our safety policies require that all managers, supervisors and employees incorporate safe processes in all aspects of our business. Monthly safety scorecards are tracked and reviewed by management for progress toward key safety objectives.

EMPLOYEES
At December 31, 2019, we had approximately 39,900 full-time employees worldwide, of which 38,600 were employed in North America and 1,300 in Europe. We currently employ approximately 9,500 drivers and 6,300 technicians. We have approximately 25,600 hourly employees in the U.S., approximately 4,300 of which are organized by labor unions. Those employees organized by labor unions are principally represented by the International Brotherhood of Teamsters, the International Association of Machinists and Aerospace Workers and the United Auto Workers. Their wages and benefits are governed by 104 separate labor agreements which are renegotiated periodically. Although we have not experienced a material work stoppage or strike, these events can potentially occur given the types of businesses in which we currently engage. We consider the relationship with our employees to be good.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Name	Age	Position
Robert E. Sanchez	54	Chair and Chief Executive Officer
Scott T. Parker	52	Executive Vice President and Chief Financial Officer
John J. Diez	49	President, Global Fleet Management
J. Steven Sensing	52	President, Global Supply Chain Solutions and Dedicated Transportation Solutions
Robert D. Fatovic	54	Executive Vice President, Chief Legal Officer and Corporate Secretary
John Gleason	63	Executive Vice President and Chief Sales Officer
Karen M. Jones	57	Executive Vice President and Chief Marketing Officer
Frank Lopez	45	Executive Vice President and Chief Human Resources Officer
Tim Fiore	64	Senior Vice President and Chief Procurement Officer
Rajeev Ravindran	54	Senior Vice President and Chief Information Officer
Frank Mullen	50	Vice President and Controller
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
Scott T. Parker joined Ryder in April 2019 and was appointed Executive Vice President and Chief Financial Officer. Prior to joining Ryder, Mr. Parker served as Executive Vice President and Chief Financial Officer at OneMain Financial, a leading consumer finance company, where he was responsible for overseeing all financial operations since 2015. Prior to OneMain Financial, Mr. Parker served as Chief Financial Officer for CIT Group Inc., a commercial finance company, from 2010 to 2015. He also served as Chief Financial Officer from 2006 to 2008 and Chief Operating Officer from 2008 to 2010 of Cerberus Operations & Advisory Company, and spent more than 15 years in leadership roles within the industrial and financial services businesses at General Electric Company, including Chief Financial Officer of GE Capital Solutions from 2005 to 2006.
John J. Diez has served as President, Global Fleet Management Solutions since September 2019. Previously, Mr. Diez served as President of Dedicated Transportation Solutions from March 2015 to August 2019, as Senior Vice President of Ryder Dedicated from March 2014 to February 2015, and as Senior Vice President of Asset Management from January 2011 to February 2014. Mr. Diez joined Ryder's Finance department in 2002 and has since held various positions within Finance including Senior Vice President Global Field Finance and Vice President and Chief Financial Officer of Fleet Management Solutions.
J. Steven Sensing has served as President of Global Supply Chain Solutions since March 2015. In September 2019, the DTS business was consolidated under the leadership of Mr. Sensing. Previously, Mr. Sensing served as Vice President and General Manager of the Technology industry group from February 2007 to February 2015. In July 2014, he also added the Retail industry group under his leadership. Mr. Sensing joined Ryder in 1992 and has since held various positions within Dedicated Services, Transportation Management and Distribution Management.
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
John Gleason has served as Executive Vice President and Chief Sales Officer since November 2015. Previously, Mr. Gleason served as Senior Vice President of Global Fleet Management Solutions from October 2009, when he joined Ryder, to October 2015. Prior to joining Ryder, Mr. Gleason served as Chief Sales Officer for Automatic Data Processing from April 2005 to September 2009 and as Senior Vice President of Sales from July 1998 to April 2005.
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
Frank Lopez was appointed as Executive Vice President and Chief Human Resources Officer in February 2018.  Previously, Mr. Lopez served as Chief Human Resources Officer since February 2016 and Senior Vice President, Global Human Resources Operations since July 2013. Mr. Lopez joined Ryder in 2002 and has since held various positions within the Human Resources, Labor Relations and Legal functions.
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
Frank Mullen joined Ryder and was appointed Vice President and Controller in September 2017. Mr. Mullen joined Ryder from Global Eagle Entertainment, a global provider of media, content, connectivity and data analytics, where he held the position of Senior Vice President and Chief Accounting Officer since 2016. From 2015 to 2016, he served as Vice President and Controller of Pinnacle Foods Inc., a manufacturer, marketer and distributor of branded food products. Prior to joining Pinnacle, Mr. Mullen held roles of increasing responsibility at Aramark, a provider of food service, facilities and uniform services, from 2000 through 2015, including Vice President and Assistant Controller from 2014 to 2015 and Associate Vice President – Corporate Accounting from 2006 to 2014.
FURTHER INFORMATION
For further discussion concerning our business, see the information included in Items 7 and 8 of this report. Industry and market data used throughout Item 1 was obtained through a compilation of surveys and studies conducted by industry sources, consultants and analysts.
We make available our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports through the Investor Relations page on our website at www.ryder.com as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (SEC). The SEC maintains an Internet site that contains our reports, proxy and information statements, and our other SEC filings. The address of the SEC's website is www.sec.gov.

In addition, our Corporate Governance Guidelines, Principles of Business Conduct and Board committee charters are posted on the Corporate Governance page of our website at www.investors.ryder.com. Upon request to our Investor Relations page on our website at www.ryder.com, we will provide a copy of these documents to anyone, free of charge.

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

Decreased customer demand for transportation services due to adverse economic conditions, competition or other factors could adversely impact our business and operating results.
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
Among our services and product offerings, demand for our longer-term contractual services is particularly susceptible to changes in economic and market conditions, as customers are often unwilling to commit to long-term lease, maintenance, dedicated services or supply chain contracts in a weak or volatile economy. Accordingly, any sustained weakness in demand or a protracted economic downturn can negatively impact performance and operating results in our longer-term contractual services, which include ChoiceLease and SelectCare contracts in our FMS business segment, supply chain and last mile delivery contracts in our SCS business segment and dedicated services in our DTS business segment.
We bear the residual risk on the value of our vehicles.

Impact on Used Vehicle Sales. We generally bear the risk that we will not be able to resell our vehicles at a price equal to or above their expected residual values. If we overestimate a vehicle’s residual value this could contribute to lower gains or losses on sales of our used vehicles. A decline in market demand for used vehicles would likely result in a reduction in our residual values. Factors that could contribute to a decline in the market demand for used vehicles include an oversupply of vehicles in the marketplace; decline in customers due to economic conditions; concerns regarding the real or perceived quality, maintenance or condition of our vehicles; foreign exchange movements; or changes in technology that render select vehicle technology obsolete or less attractive to purchasers. We sell our used vehicles through various channels, including retail sales centers, at our branch locations, through our website at www.UsedTrucks.Ryder.com, as well as through the wholesale market. Pricing and demand for used vehicles varies among selling channels, particularly between the retail and wholesale markets, as we generally obtain lower proceeds on vehicles sold through wholesale channels. If we are unable to meet our targeted sales goals and inventory levels through our projected sales mix of retail versus wholesale, we may be required to sell more vehicles than planned through the wholesale market, which will impact our sales proceeds. Beginning in the latter part of 2015, which reflected an all-time high for residual values as a percent of net vehicle investment, and continuing through mid-2019, we experienced a weakening of conditions in the used vehicle sales market. Beginning in the second half of 2019, conditions significantly deteriorated further requiring us to sell a larger number of used vehicles through wholesale channels and adversely affected used vehicle sales volume and pricing. As a result, we lowered residual value estimates in the third quarter of 2019 for the entire fleet of power vehicles. If the market for our used vehicles declines further than those lower residual values, or there is a concern regarding the quality, maintenance or condition of our vehicles, we may obtain lower sales proceeds upon the sale of used vehicles, which would negatively impact the residual value estimates of our operating fleet and require us to further lower our residual value estimates.

Impact on our ChoiceLease Product Line. Changes in residual values also impact the overall competitiveness of our ChoiceLease product line, as estimated sales proceeds are a significant component of the overall price of the lease. Additionally, technology changes, sudden changes in supply and demand, competitor pricing, and other market factors beyond our control, vary from year to year and from vehicle to vehicle, making it difficult to accurately predict residual values used in calculating and pricing our ChoiceLease arrangements. Although we have developed disciplines related to the management and maintenance of our leased vehicles designed to maximize the value of our used vehicles, there is no assurance that these practices will sufficiently reduce the residual risk.

For a detailed discussion on our accounting policies and assumptions relating to depreciation and residual values, please see “Critical Accounting Estimates - Depreciation and Residual Value Estimates” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Our profitability could be negatively impacted if our key operational assumptions and pricing structure prove to be invalid.
Substantially all of our SCS and DTS services, as well as our ChoiceLease and SelectCare products, are provided under long-term contractual arrangements with our customers. These contractual arrangements include pricing terms that are subject to a number of key operational assumptions including, but not limited to:

•	with respect to our SCS contracts, the scope of services, production volumes, operational efficiencies, the mix of fixed versus variable costs, productivity and other factors;

•	with respect to our DTS contracts, market wages, availability of labor, insurance rates and other operating costs that experience market fluctuations; and

•	with respect to our ChoiceLease and SelectCare contracts, residual values (ChoiceLease only) and maintenance expense.
If we are incorrect in our assumptions, or, as a result of subsequent changes in customer demand or other market forces that are outside of our control, these assumptions prove to be invalid, we could have lower margins than anticipated in a contract or segment, lose business, or be unable to offer competitive products and services. For example, our SCS and DTS services are highly customized and offer a high degree of specialization to meet the needs of our customers. We may not be able to adjust the pricing terms in some of our SCS and DTS contracts in the event any of our assumptions prove to be incorrect or invalid. As a result, if we do not accurately predict the costs to us to execute the SCS or DTS contract, it could result in a significant decrease in revenue or loss on the contract that could adversely affect our operating results and financial condition. Additionally, although some of our SCS or DTS contracts provide for renegotiation upon a material change, there is no assurance that we will be successful in obtaining the necessary price adjustments or that pricing will be sufficient to cover the risk.
Our capital intensive business requires us to make capital decisions based upon projected customer activity levels and market demand for our commercial rental product line.
We make significant investments in vehicles to support our rental business based on anticipated customer demand. We make commitments to purchase the vehicles many months in advance of the expected use of the vehicle and seek to optimize the size and mix of the commercial rental fleet based on demand projections and various other factors. As a result, our business is dependent on our ability to accurately estimate future levels of rental activity and consumer preferences to effectively capitalize on market demand in order to drive the highest levels of utilization and revenue per unit. Missing our projections could result in too much or too little capacity in our rental fleet. Overcapacity could require us to deploy or sell vehicles at lower than anticipated pricing levels or result in asset write-downs, and undercapacity could negatively impact our ability to reliably provide rental vehicles to our customers, each of which could result in lower revenues, higher costs and an adverse impact on profitability. We employ a sales force and operations team on a full-time basis to manage and optimize this product line; however, their efforts may not be sufficient to overcome unforeseen changes in market demand in the rental business. In contrast, in our ChoiceLease product line, we typically do not purchase vehicles until we have an executed contract with a customer.
We operate in a highly regulated industry, and changes in existing regulations or costs of compliance with, or liability for violation of, existing or future laws or regulations could have a material adverse effect on our business.
Our business is subject to regulation by various federal, state, local and foreign governmental agencies. In the United States, we are regulated by the DOT as well as local, state and federal agencies that exercise broad powers over our motor carrier operations, safety and the generation, handling, storage, treatment and disposal of waste materials. The FMCSA, under the DOT, also manages a compliance and enforcement initiative partnering with state agencies designed to monitor and improve commercial vehicle motor safety. We are also subject to other regulations relating to our business, employees and customers, including labor and employment laws, international laws and regulations governing our foreign operations, environmental laws and regulations, among others.
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
Our failure to comply with any existing or future laws, rules or regulations to which we are, or may become subject, whether actual or alleged, could have a material adverse effect on our business and on our ability to access the capital required to operate our business. Among other things, any such failure could expose us to reputational harm, loss of business, fines, penalties or potential litigation liabilities, including costs, settlements and judgments, as well as the loss of operating authority and restrictions on our operations. For example, the DOT periodically conducts compliance reviews to ensure compliance with its safety and other rules and regulations, and evaluates the safety rating assessed to motor carriers (“satisfactory,” “conditional” or “unsatisfactory”). The receipt of a final “conditional” or “unsatisfactory” safety rating due to deficiencies in our safety and compliance program could have a material adverse effect on our customer relationships, as some of our existing customer contracts require a “satisfactory” DOT safety rating. Moreover, if we fail to comply with DOT regulations, including our failure to maintain a “satisfactory” DOT safety rating, the DOT could levy fines and require us to cease all transportation services under our operating authority, which could have a material adverse effect on our business.
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
Other compliance issues we may face include:

•	companies we acquire may not have historically maintained internal controls, policies or procedures to monitor compliance with the regulatory and legal requirements consistent with our standards;

•
our operations in Canada, Europe and Mexico may expose us to liability for failure to comply with local laws and regulatory requirements of foreign jurisdictions, which may vary significantly from country to country, including local tax laws, and anti-bribery laws;

•
compliance with environmental laws and regulations, including regulations imposed by the EPA on exhaust emissions and increasingly stringent regulations related to climate change, which may impose restrictions on our activities or require us to take certain actions, all of which may, over time, increase our costs and adversely affect our business and results of operations;

•	compliance with health and safety laws and regulations imposed by OSHA; and

•
compliance with new laws or regulations that may change the employee/independent contractor classification of independent contractors doing business with us, which could cause us to incur additional exposure under federal and state tax and employment laws.

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

In recent years, our industry has been characterized by rapid changes in technology, leading to innovative transportation and logistics concepts that have impacted or have the potential to significantly impact our business model, competitive landscape and the industries of our customers and suppliers. For example, new concepts are currently under development for more advanced electric vehicles, automatic or semi-automatic self-driving vehicles, connected vehicle platforms, and drones. Additional innovations impacting the transportation, trucking and supply chain/logistics industries are likely that we cannot yet foresee. In addition, there is a rapidly growing demand for e-commerce services, last mile home delivery and asset- and freight-

sharing services, which continue to disrupt the transportation industry with the goal of bringing efficiencies to the transportation marketplace.

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
Our information systems are protected through physical and software safeguards as well as backup systems considered appropriate by management. However, threats to network and data security are becoming increasingly diverse and sophisticated. We have experienced cybersecurity threats and vulnerabilities targeting our information technology systems and networks and those of our third party providers. Such prior events, to date, have not had a material impact on our financial condition or results of operations. While we have significant security processes and initiatives in place, we may be unable to fully detect, mitigate or protect against a material breach or disruption in the future. In addition, efforts to prevent, detect and mitigate data breaches and cyberattacks subject us to additional costs. We have cyber insurance coverage in place that may cover certain events described above, subject to deductibles and coverage limitations. It is possible that claims could exceed the limits of our coverage. Further, such insurance may not address or cover injury to reputation or loss of business that may result should such an attack be material.
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
We are in the process of implementing a multi-year Enterprise Resource Planning (ERP) project. This new system is designed to improve efficiencies and integrate and automate certain internal financial, operating, and other applications that are critical to our business operations. The implementation, operation, and proper functionality of the ERP system will require a significant investment of human, technological, and financial resources. While we expect to invest significant resources in planning, project management, consulting and training to minimize disruptions to our business during the conversion to the new ERP system, it is possible that significant implementation, operational, and functionality issues may arise. It is further possible that we may experience significant delays, increased costs, and other difficulties that are not presently contemplated and that may interfere with our ability to meet our customer service requirements. If we encounter unforeseen problems with regard to our new ERP system, our business, operations and financial condition could be adversely affected.
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
The transportation industry is highly competitive. We face competition in all geographic markets and each industry sector in which we operate. Increased competition or our inability to compete successfully may lead to a reduction in revenues, reduced profit margins, increased pricing pressure, or a loss of market share, any one of which could affect our financial results. Numerous competitive factors could impair our ability to maintain our current profitability, including the following:

•	our inability to obtain expected customer retention levels or profitability;

•	we compete with many other transportation and logistics service providers, some of which have greater capital resources or lower cost structures than we do;

•	our inability to compete with new entrants in the transportation and logistics market that may offer similar services at lower cost or have greater technological capabilities;

•	customers may choose to provide the services we provide for themselves;

•
our competitors may periodically reduce their prices to gain business, especially during times of declining economic growth, which may limit our ability to maintain or increase prices or impede our ability to maintain our profitability or grow our market share or profitability;

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
Our long-term growth strategy is to target clients new to outsourced transportation and logistics services and thereby expand the market for our services. We seek to execute our growth strategy by providing operational excellence, superior talent and best-

in-class information technology. By providing high-quality leasing services, we aim to attract customers that traditionally have only been interested in operating their own transportation and logistics networks.

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
Notwithstanding our efforts, new or enhanced service offerings may not meet customer demands, prove to be profitable or succeed in the long term. If we do not respond to current customer needs and establish new, and further develop existing, customer relationships, our ability to maintain a competitive advantage and continue to grow our business profitability could be negatively affected.
We may be negatively impacted by adverse events in the global credit and financial markets, by an investment rating downgrade or by the loss of an investment grade rating.

Our business is highly capital intensive and we have significant ongoing capital requirements that could affect our profitability if we are unable to obtain sufficient capital. In general, we rely in large part upon global credit and financial markets to fund our operations and contractual commitments as well as refinance existing debt. These markets can experience high levels of volatility for numerous reasons and our access to capital could be constrained for extended periods of time. Our ability to raise capital may be materially reduced and/or our borrowing costs may significantly increase if, among other things, access to public investment grade debt becomes limited or closed, we lose access to our global revolving credit facility, or funding costs increase due to the loss of an investment grade rating, a severe economic downturn or rising interest rates. Significant uncertainty, volatility, disruptions or downturns in the global credit and financial markets may also result in:

•	restricted access to capital and an increased cost of capital;

•	diminished liquidity and credit availability resulting in higher short- or long-term borrowing costs and more stringent borrowing terms;

•	unanticipated interest rate and currency exchange rate fluctuations; and

•	increased risk of default by counterparties under derivative instruments and hedging agreements.
As of December 31, 2019, we had $7.9 billion of outstanding indebtedness. If we are unable to raise additional capital by accessing the debt and equity markets or our costs of raising additional capital were to materially increase, our ability to operate or grow our business, including refreshing, replacing and/or growing our vehicle fleets and acquiring new businesses, and refinance existing debt will be impaired, which could have a material adverse effect on our operating results or materially impact our ability to implement our long-term strategy.
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
During 2019, sales to our top ten SCS customers accounted for 54% of our SCS total revenue and 47% of our SCS operating revenue (total revenue less fuel and subcontracted transportation). Additionally, approximately 37% of our global SCS revenue is from the automotive industry and is directly impacted by automotive vehicle production. Our top ten DTS customers accounted for 47% of DTS total revenue and 40% of DTS operating revenue. The loss of any of these customers or a significant reduction in the services provided to any of these customers could materially and adversely impact our operating results. While we continue to focus our efforts on diversifying our customer base, we may not be successful in doing so.

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
In addition, many of our customers operate in cyclical or seasonal industries, or operate in industries, including the food and beverage industry, that may be impacted by unanticipated weather, growing conditions (such as drought, insects or disease), natural disasters and other conditions over which we have no control. A downturn in our customers’ businesses or unanticipated events impacting their businesses could cause a reduction in freight volume shipped by those customers or a reduction in their need for our services, which could materially and adversely affect our operating results and financial condition.
We may face difficulties in attracting and retaining drivers and technicians.
Drivers. We hire drivers primarily for our SCS and DTS business segments. There is significant competition for qualified drivers in the transportation industry. Additionally, interventions and enforcement under the CSA program may shrink the industry’s pool of drivers as those drivers with unfavorable scores may no longer be eligible to drive for us. As a result of driver shortages, we could be required to increase driver compensation, let trucks sit idle, utilize lower quality drivers or face difficulty meeting customer demands, all of which could adversely affect our growth and profitability.
Technicians. Similarly, we hire technicians in our FMS business segment to perform vehicle maintenance services on our ChoiceLease, SelectCare and rental fleets. In recent years, there has been a decrease in the overall supply of skilled maintenance technicians, particularly new technicians with qualifications from technical programs and schools, which could make it more difficult to attract and retain skilled technicians. If we are unable to maintain an adequate number of qualified technicians, whether through the retention of current technicians or the hiring of new qualified technicians, our business could be adversely affected.
We intend to continue to explore strategic transactions (including acquisitions or divestitures). Our business could be adversely affected if we are not able to identify or successfully execute these strategic transactions.

In furtherance of our strategy, we routinely evaluate opportunities and may enter into agreements for possible strategic transactions. We may be unable to identify strategic transactions or we may be unable to negotiate commercially acceptable terms. Other risks involved in engaging in these strategic transactions include the possible failure to realize the expected benefits of such transactions within the anticipated time frame, or at all, such as cost savings, synergies, sales and growth opportunities. In addition, the integration of an acquired business may result in material unanticipated challenges, expenses and liabilities. Any one of these factors could result in lower than expected revenues or earnings related to combining the companies or derived from a strategic transaction and could adversely impact our financial condition or results of operations.

Failure to successfully negotiate with our union employees may result in strikes, work stoppages, or substantially higher labor costs.
We have approximately 4,300 employees that are organized by labor unions whose wages and benefits are governed by 104 labor agreements that are renegotiated periodically. A material work stoppage, slowdown or strike involving our employees organized by labor unions could result in business disruptions or higher operating costs, which could have an adverse effect on our financial position, results of operations, or cash flows.
Volatility in assumptions and asset values related to our pension plans may adversely affect the valuation of our obligations, the current funding levels and our pension expense under our defined benefit pension plans.
We historically sponsored a number of defined benefit plans for employees not covered by union-administered plans, including certain employees in foreign countries. The aggregate projected benefit obligations and plan assets of our global defined benefit pension plans as of December 31, 2019, were $2.3 billion and $2.0 billion, respectively. The difference between plan obligations and assets, or the funded status of the plans, is a significant factor in determining pension expense and the ongoing funding requirements of those plans. Macroeconomic factors, as well as changes in investment returns and discount rates used to calculate pension expense and related assets and liabilities, can be volatile and may have an unfavorable impact on our costs and funding requirements. Although we have actively sought to control increases in these costs and funding requirements through investment policies and plan contributions, there can be no assurance that we will succeed, and continued cost and funding requirement pressure could reduce the profitability of our business and negatively impact our cash flows.

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
Impairment in the carrying value of goodwill could negatively affect our operating results.

We assess our goodwill for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. In evaluating goodwill for impairment, we have the option to first assess qualitative factors to determine whether further impairment testing is necessary, such as macroeconomic conditions, changes in our industry and the markets in which we operate, and our market capitalization, as well as our reporting units' historical and expected future financial performance. If events occur that negatively affect key assumptions used in our analysis, then we may be required to record charges for goodwill impairments in the future, which could have a material adverse non-cash effect on our results of operations. Subsequent to December 31, 2019, we experienced a decline in our market capitalization and if this decline continues for a sustained period of time, we may be required to perform additional impairment analyses and could be required to recognize a non-cash goodwill impairment charge. For a detailed discussion on our accounting policies and assumptions relating to goodwill, please see “Critical Accounting Estimates - Goodwill” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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
We face litigation risks regarding a variety of issues, including without limitation, accidents involving our trucks and injuries to employees, alleged violations of federal and state labor and employment law including class-action lawsuits alleging wage and hour violations, independent contractor misclassification and improper pay, securities laws, environmental liability, commercial claims and other matters. These proceedings may be time-consuming, expensive and disruptive to normal business operations. The defense of such lawsuits could result in significant expense and the diversion of our management’s time and attention from the operation of our business. In recent years, several insurance companies have stopped offering coverage to trucking companies as a result of increases in the severity of automobile liability claims and higher costs of settlements and verdicts, causing the cost of such insurance to increase. This trend could adversely affect our ability to obtain suitable insurance coverage or further increase the cost for such coverage significantly, each of which may adversely affect our financial condition, results of operations, liquidity or cash flows. Costs we incur to defend or to satisfy a judgment or settlement of these claims may not be covered by insurance or could exceed the amount of that coverage or increase our insurance costs and could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.
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
Terrorist attacks, along with any government response to those attacks, may adversely affect our financial condition, results of operations or liquidity. Our fleet, other key infrastructure and information technology systems may be targets or indirect casualties of acts of terror, other harmful acts, or war. Further, because transportation assets continue to be a target of terrorist activities, federal, state and local governmental bodies are proposing and, in some cases, have adopted legislation and regulations relating to security issues that impact the transportation industry, including checkpoints and travel restrictions on large trucks. If additional security measures disrupt or impede the timing of our operations, we may fail to meet the requirements of our customers or incur increased expenses to do so. In addition, complying with these or future regulations could continue to increase our operating costs and reduce operating efficiencies. We maintain insurance coverages addressing these risks and we have received U.S. Patriot Act protections for our security practices related to the rental of our assets. However, such insurance may be inadequate or become unavailable, premiums charged for some or all of the insurance could increase dramatically, regulations may change or U.S. Patriot Act protections could be reduced. These changes could exacerbate the effects of an act of terrorism on our business, resulting in a significant business interruption, increased costs and liabilities and decreased revenues or an adverse impact on results of operations.
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
We provide services domestically and to a lesser extent outside of the U.S., which subjects our business to various additional risks, including:

•	changes in tariffs, trade restrictions, trade agreements and taxes;

•	varying tax regimes, including consequences from changes in applicable tax laws;

•	difficulties in managing or overseeing foreign operations and agents;

•	foreign currency fluctuations and limitations on the repatriation of funds due to foreign currency controls;

•	different liability standards;

•	the price and availability of fuel;

•	national and international conflict; and

•	intellectual property laws of countries that do not protect our rights in intellectual property to the same extent as the laws of the U.S.
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
In addition, there may be changes to existing trade agreements, like the North American Free Trade Agreement (“NAFTA”) and its anticipated successor agreement, the U.S.-Mexico-Canada Agreement (“USMCA”), which is still subject to approval by Canada, greater restrictions on free trade generally, and significant increases in tariffs on goods imported into the United States, particularly tariffs on products manufactured in Mexico, among other possible changes. These changes may lead to fewer goods transported and we may need to restructure certain terms of business with suppliers or customers. It remains unclear what the U.S. administration or foreign governments will or will not do with respect to tariffs, NAFTA, USMCA or other international trade agreements or policies. It is therefore difficult to anticipate the full impact of this agreement on our business, financial condition, cash flows and results of operations.
The market value of our common stock may fluctuate and could be substantially affected by various factors.
We expect that the market price of our common stock will continue to fluctuate due to a variety of factors, some of which are beyond our control. These factors include, among others:

•	actual or anticipated variations in earnings, financial or operating performance or liquidity;

•	changes in analysts’ recommendations or projections;

•	failure to meet analysts’ and our Company's projections;

•	general political, social, economic and capital market conditions;

•	announcements of developments or initiatives related to our business;

•	operating and stock performance of other companies deemed to be peers;

•	actions by government regulators; and

•	news reports of trends, concerns and other issues related to us or our industry, including changes in regulations.

Our common stock price may fluctuate significantly in the future, and these fluctuations may be unrelated to our performance. General market price declines or market volatility in the future could adversely affect the price of our common stock, and the current market price of our common stock may not be indicative of future market prices.
Our failure to comply with U.S. or foreign tax laws or a government challenging our tax position could adversely affect our business and future operating results.

We are affected by various U.S. federal, state and foreign tax laws, including income taxes and taxes imposed on the purchase, sale and lease of goods and services such as sales, excise, property, value-added tax (“VAT”), fuel, environmental and other taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. For example, significant judgment is required in determining our worldwide provision for income taxes. Our tax expense includes estimates of additional tax that may be incurred for tax exposures and reflects various estimates and assumptions, including assessments that could affect the valuation of our net deferred tax assets. Our operating results could be adversely affected by changes in the effective tax rate as a result of a change in the mix of earnings in countries with differing statutory tax rates, changes in our overall profitability, changes in tax legislation, the results of audits and examinations of previously filed tax returns and continuing assessments of our income and indirect tax exposures.

In addition, from time to time we are under audit by tax authorities in different jurisdictions with regards to income tax and indirect tax matters. Economic and political pressures to increase tax revenue in various jurisdictions may make resolving tax disputes favorably more difficult. Although we believe our tax estimates are reasonable, the final determination of tax audits and any other related tax proceedings in the jurisdictions where we are subject to taxation could be materially different from our historical income and indirect tax provisions and accruals.

Finally, changes in U.S. federal, state or international tax laws applicable to corporate multinationals, other tax reform currently being considered by many countries, including the U.S., and changes and clarifications in taxing jurisdictions’ administrative interpretations, decisions, policies and positions may materially adversely impact our tax expense and cash flows. The U.S. Congress, the Organization for Economic Co-operation and Development, the European Union, and other government agencies in jurisdictions in which we and our affiliates invest or do business have maintained a focus on the taxation of multinational companies and have a number of on-going tax initiatives. If we are unable to successfully take actions to manage the adverse impacts of new tax legislation, or if additional interpretations, regulations, amendments or technical corrections exacerbate the adverse impacts of such legislation, the legislation could have a material adverse effect on our financial condition, results of operations and cash flows.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our properties consist primarily of vehicle maintenance and repair facilities, warehouses and other real estate and improvements.
We maintain 593 FMS properties in the U.S., Puerto Rico and Canada; we own 413 of these and lease the remaining properties. Our FMS properties are primarily comprised of maintenance facilities generally including a repair shop, rental counter, fuel service island, administrative offices, and used vehicle retail sales centers.
Additionally, we manage 174 on-site maintenance facilities, located at customer locations.
We also maintain 263 locations in the U.S. and Canada in connection with our domestic SCS business. Almost all of our SCS locations are leased and generally include a warehouse and administrative offices.
We maintain 119 international locations (locations outside of the U.S. and Canada) for our international businesses. There are 54 locations in the U.K. and Germany, and 65 locations in Mexico. The majority of these locations are leased and may be a repair shop, warehouse or administrative office.
Additionally, we maintain 11 U.S. locations primarily used for Central Support Services. These facilities are generally administrative offices, of which we own three and lease the remaining locations.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Ryder Common Stock
 Our common shares are listed on the New York Stock Exchange under the trading symbol “R.” At January 31, 2020, there were 6,307 common stockholders of record.
Performance Graph
The following graph compares the performance of our common stock with the performance of the Standard & Poor’s MidCap 400 Index and the Dow Jones Transportation 20 Index for a five year period by measuring the changes in common stock prices from December 31, 2014 to December 31, 2019.

The stock performance graph assumes for comparison that the value of our common stock and of each index was $100 on December 31, 2014 and that all dividends were reinvested. Past performance is not necessarily an indicator of future results.

Purchases of Equity Securities
The following table provides information with respect to purchases we made of our common stock during the quarter ended December 31, 2019:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Maximum Number of Shares That May Yet Be Purchased Under the Anti-Dilutive Programs (2)
October 1 through October 31, 2019	73	$51.50	—	667,372
November 1 through November 30, 2019	63,621	51.22	63,621	603,751
December 1 through December 31, 2019	548	53.23	—	1,500,000
Total	64,242	$51.24	63,621
______________

(1)
During the three months ended December 31, 2019, we purchased an aggregate of 621 shares of our common stock in employee-related transactions. Employee-related transactions may include: (i) shares of common stock delivered as payment for the exercise price of options exercised or to satisfy the option holders’ tax withholding liability associated with our share-based compensation programs and (ii) open-market purchases by the trustee of Ryder’s deferred compensation plans relating to investments by employees in our stock, one of the investment options available under the plans.

(2)
In December 2017, our Board of Directors authorized a share repurchase program intended to mitigate the dilutive impact of shares issued under our employee stock plans (the program). Under the program, management was authorized to repurchase up to 1.5 million shares of common stock. The 2-year program expired in December 2019.

In December 2019, our Board of Directors authorized a new share repurchase program intended to mitigate the dilutive impact of shares issued under our employee stock plans. Under the December 2019 program, management is authorized to repurchase up to 1.5 million shares of common stock issued to employees under our employee stock plans from December 1, 2019 to December 11, 2021. Share repurchases are made periodically in open-market transactions using the Company's working capital, and are subject to market conditions, legal requirements, and other factors. In addition, management has been granted the authority to establish prearranged written trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the repurchase program.

ITEM 6. SELECTED FINANCIAL DATA
The following selected consolidated financial information should be read in conjunction with Items 7 and 8 of this Annual Report. Amounts in 2019, 2018 and 2017 reflect the impact of the retrospective adoption in 2019 of the new accounting standard related to leasing. See Note 2 to our Consolidated Financial Statements for additional information on the new leasing standard. Amounts in 2015 do not reflect the impact of the retrospective adoption of the new accounting standard in 2018 related to revenue recognition. See Note 1 to our Consolidated Financial Statements for additional information on our revenue recognition accounting policy.

	Years ended December 31
	2019	2018	2017	2016	2015
	(In thousands, except per share amounts and other data)
Operating Data:
Total revenue	$8,925,801	$8,413,946	$7,280,074	$6,758,138	$6,571,893
Operating revenue (1)	7,224,332	6,698,116	6,022,505	5,790,897	5,561,077
Earnings (loss) from continuing operations (2)	(23,272)	286,922	720,101	265,232	305,989
Comparable earnings from continuing operations (3)	53,554	314,781	225,187	291,080	326,485
Net earnings (loss) (2), (4)	(24,410)	284,613	719,644	263,069	304,768
Per Share Data:
Earnings (loss) from continuing operations — Diluted (2)	$(0.45)	$5.43	$13.54	$4.95	$5.73
Comparable earnings from continuing operations — Diluted (3)	1.01	5.95	4.23	5.43	6.10
Net earnings (loss) — Diluted (2), (4)	(0.47)	5.38	13.53	4.91	5.71
Cash dividends	2.20	2.12	1.80	1.70	1.56
Book value (5)	46.48	47.75	46.33	38.49	37.15
Financial Data:
Total debt	$7,924,788	$6,649,277	$5,440,006	$5,391,274	$5,502,627
Shareholders’ equity (5)	2,476,310	2,536,568	2,453,577	2,057,620	1,987,111
Debt to equity (5)	320%	262%	222%	262%	277%
Adjusted return on equity (5), (6), (7)	0.3%	12.7%	11.1%	13.2%	16.5%
Adjusted return on capital (5), (6), (8)	1.9%	5.2%	4.2%	4.8%	5.8%
Cash Flow Data:
Net cash provided by (used in):
Operating activities from continuing operations	$2,140,539	$1,717,993	$1,628,098	$1,601,022	$1,441,788
Investing activities from continuing operations	(3,217,193)	(2,821,459)	(1,438,676)	(1,407,347)	(2,161,355)
Financing activities from continuing operations	1,084,139	1,085,515	(162,055)	(185,922)	731,485
Free cash flow (9)	(1,076,654)	(936,094)	196,662	193,675	(727,714)
Capital expenditures paid	3,735,174	3,050,409	1,860,436	1,905,157	2,667,978
Other Data:
Number of vehicles — Owned and leased	213,800	201,600	186,200	185,100	185,200
____________________

(1)
Non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section in Item 7 of this Annual Report for a reconciliation of total revenue to operating revenue, as well as the reasons management believes these measures are important to investors.

(2)	Amounts in 2017 reflect a tax benefit as a result of the 2017 Tax Cuts and Jobs Act. Refer to Note 12 , "Income Taxes", for additional information.

(3)
Non-GAAP financial measures. Refer to the “Non-GAAP Financial Measures” section in Item 7 of this Annual Report for a reconciliation of net earnings from continuing operations to comparable earnings from continuing operations and net earnings from continuing operations per diluted common share to comparable earnings per diluted common share, as well as the reasons management believes these measures are important to investors.

(4)
Net earnings in 2019, 2018, 2017, 2016 and 2015 included losses from discontinued operations of $1 million, or $0.03 per diluted common share, $2 million, or $0.04 per diluted common share, $0.5 million, or $0.01 per diluted common share, $2 million, or $0.04 per diluted common share, and $1 million, or $0.02 per diluted common share, respectively.

(5)
Shareholders’ equity as of December 31, 2019, 2018, 2017, 2016 and 2015 reflected cumulative after-tax equity charges of $667 million, $712 million, $567 million, $627 million, and $577 million, respectively, related to our pension and postretirement plans.

(6)	Amounts were computed primarily using an 5-point average based on quarterly information.

(7)
Non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section in Item 7 of this Annual Report for a reconciliation of the non-GAAP elements of this calculation and a numerical reconciliation of net earnings to adjusted net earnings and average shareholders' equity to adjusted average equity used to calculate adjusted return on equity, as well as the reasons management believes these measures are important to investors.

(8)
Non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section in Item 7 of this Annual Report for a reconciliation of the non-GAAP elements of this calculation and a numerical reconciliation of net earnings to adjusted net earnings and average total debt and average shareholders' equity to adjusted average total capital used to calculate adjusted return on capital, as well as the reasons management believes these measures are important to investors.

(9)
Non-GAAP financial measure. Refer to the “Non-GAAP financial measures” section in Item 7 of this Annual Report for a reconciliation of net cash provided by operating activities to free cash flow, as well as the reasons why management believes this measure is important to investors.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with our consolidated financial statements and related notes contained in Item 8 of this Annual Report on Form 10-K. The following MD&A describes the principal factors affecting results of operations, financial resources, liquidity, contractual cash obligations and critical accounting estimates. The information presented in the MD&A is for the years ended December 31, 2019, 2018 and 2017 unless otherwise noted. Amounts in 2019, 2018 and 2017 reflect the impact of the retrospective adoption in 2019 of the new accounting standard related to leasing. See Note 2 to our Consolidated Financial Statements for additional information on the new leasing standard.

OVERVIEW
Ryder is a global leader in transportation and supply chain management solutions. Our operating segments are aggregated into reportable business segments based upon similar economic characteristics, products, services, customers and delivery methods. We report our financial performance based on three business segments: (1) FMS, which provides full service leasing and leasing with flexible maintenance options, commercial rental, and contract or transactional maintenance services of trucks, tractors and trailers to customers principally in the U.S., Canada and the U.K.; (2) SCS, which provides integrated logistics solutions, including distribution, management, dedicated transportation and professional services in North America; and (3) DTS, which provides turnkey transportation solutions in the U.S. that includes dedicated vehicles, drivers and engineering, and administrative support. Dedicated transportation services provided as part of an operationally integrated, multi-service, supply chain solution to SCS customers are primarily reported in the SCS business segment.
The FMS business, our largest segment, had total revenue and assets in 2019 of $5.6 billion and $13.0 billion, respectively, representing 56% of our consolidated revenue (excluding eliminations) and 90% of consolidated assets. SCS total revenue and assets in 2019 were $2.6 billion and $1.2 billion, respectively, representing 29% of our consolidated revenue and 9% of consolidated assets. DTS total revenue and assets in 2019 were $1.4 billion and $327 million, respectively, representing 15% of our consolidated revenue and 2% of consolidated assets.
We operate in highly competitive markets. Our customers select us based on numerous factors including service quality, price, technology and service offerings. As an alternative to using our services, customers may choose to provide these services for themselves, or may choose to obtain similar services from other third-party vendors. Our customer base includes enterprises operating in a variety of industries including food and beverage service (22%), transportation and logistics (21%), automotive (11%), retail and consumer goods (11%), industrial (8%), housing (8%), technology (6%), business and personal services (5%) and other (8%). In April 2018, we acquired MXD, an e-commerce fulfillment provider with a national network of facilities, including last mile delivery capabilities, which is included in our SCS business segment. Refer to Note 3, "Acquisitions," in the Notes to Consolidated Financial Statements for additional information.
Our results of operations and financial condition are influenced by a number of factors including, but not limited to: used vehicle sales; market conditions including pricing and demand; customer contracting activity and retention; rental demand; maintenance costs; residual value estimates and other depreciation changes; currency exchange rate fluctuations; customer preferences; inflation; fuel and energy prices; general economic conditions; insurance costs; interest rates; labor costs; unemployment; tax rates; changes in accounting or regulatory requirements; and cybersecurity attacks.
This MD&A includes certain non-GAAP financial measures. Please refer to the “Non-GAAP Financial Measures” section of this MD&A for information on these non-GAAP measures, including reconciliations to the most comparable GAAP financial measure and the reasons why we believe each measure is useful to investors. In addition, this MD&A includes certain forward-looking statements regarding our 2020 outlook. These statements are based on our current plans and expectations and are subject to risks, uncertainties and assumptions. We caution readers that certain important factors could cause actual results and events to differ significantly from those expressed. For a detailed description of certain of these risk factors, please see “Item 1A-Risk Factors” and "Special Note Regarding Forward-Looking Statements" sections of this Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

The following discussion provides a summary of financial highlights that are discussed in more detail throughout our MD&A and within the Notes to Consolidated Financial Statements:

				Change
	2019	2018	2017	2019/2018	2018/2017
	(In thousands, except per share amounts)
Total revenue	$8,925,801	$8,413,946	$7,280,074	6%	16%
Operating revenue (1)	7,224,332	6,698,116	6,022,505	8	11

Earnings (loss) from continuing operations before income taxes (EBT)	$(42,271)	$389,469	$296,436	NM	31%
Comparable EBT (2)	56,089	418,862	348,257	(87)	20
Earnings (loss) from continuing operations (3)	(23,272)	286,922	720,101	NM	(60)
Comparable earnings from continuing operations (2)	53,554	314,781	225,187	(83)	40
Net earnings (loss) (3)	(24,410)	284,613	719,644	NM	(60)
Earnings (loss) per common share (EPS) — Diluted
Continuing operations (3)	$(0.45)	$5.43	$13.54	NM	(60)%
Comparable (2)	1.01	5.95	4.23	(83)	41
Net earnings (loss) (3)	(0.47)	5.38	13.53	NM	(60)
_________________

(1)
Non-GAAP financial measure. Refer to the“Non-GAAP Financial Measures” section of this MD&A for a reconciliation of total revenue to operating revenue and the reasons why management believes this measure is important to investors.

(2)
Non-GAAP financial measures. Refer to the “Non-GAAP Financial Measures” section for a reconciliation of EBT, earnings (loss) from continuing operations and earnings (loss) from continuing operations per diluted common share to the comparable measures and the reasons why management believes these measures are important to investors.

(3)
2017 amounts reflect a total tax provision benefit of $424 million, which includes the impact from the 2017 Tax Cuts and Jobs Act. Refer to Note 12 , "Income Taxes ," in the Notes to Consolidated Financial Statements for additional information.

In 2019, total revenue increased 6% to $8.9 billion and operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation) increased 8% to $7.2 billion. Total revenue and operating revenue increased due to new business and higher volumes in all segments. Total and operating revenue growth also reflects the acquisition of MXD in the second quarter of 2018. The following table summarizes the components of the change in revenue on a percentage basis versus the prior year:

	2019/2018		2018/2017
	Total	Operating	Total	Operating
Organic, including price and volume	5%	8%	12%	10%
Acquisitions	1	—	2	1
Fuel	—	—	2	—
Total increase	6%	8%	16%	11%
EBT decreased to a loss of $(42) million in 2019, reflecting higher depreciation expense related to changes in vehicle residual value estimates in our FMS segment in the third quarter of 2019 partially offset by improved operating results in DTS and SCS segments.
Cash provided by operating activities from continuing operations increased 25% to $2.1 billion in 2019 compared with $1.7 billion in 2018, reflecting higher cash earnings as well as lower working capital needs in 2019. Free cash flow from continuing operations (a non-GAAP financial measure) decreased to a use of $(1.1) billion in 2019 from a use of $(0.9) billion in 2018, primarily due to higher capital expenditures in 2019.
Capital expenditures increased 14% to $3.6 billion in 2019, reflecting higher planned investments in our ChoiceLease and commercial rental fleets. Our debt balance of $7.9 billion as of December 31, 2019 increased 19% from the prior year reflecting financing for the higher planned vehicle capital spending. Our debt to equity ratio increased to 320% from 262% in 2018 reflecting higher debt and a decrease in our equity balance due to the net loss in 2019.
We increased our annualized dividend rate by 4% to $2.24 per share of common stock during 2019.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

FULL YEAR CONSOLIDATED RESULTS
Lease & Related Maintenance and Rental

				Change
	2019	2018	2017	2019/2018	2018/2017
	(In thousands)
Lease & related maintenance and rental revenues	$3,784,744	$3,512,867	$3,220,705	8%	9%
Cost of lease & related maintenance and rental	3,103,703	2,555,358	2,353,209	21	9
Gross margin	$681,041	$957,509	$867,496	(29)%	10%
Gross margin %	18%	27%	27%
Lease & related maintenance and rental revenues represent ChoiceLease and commercial rental product offerings within our FMS business segment. Revenues increased 8% and 9% in 2019 and 2018, respectively, from higher ChoiceLease revenue, driven by growth in the average ChoiceLease fleet (up 9% in 2019 and 4% in 2018), and higher prices on replacement vehicles. Lease & related maintenance and rental revenue growth in 2019 and 2018 also reflects higher commercial rental revenue driven by higher pricing and demand.
Cost of lease & related maintenance and rental represents the direct costs related to lease & related maintenance and rental revenues and are comprised of depreciation of revenue earning equipment, maintenance costs (primarily repair parts and labor), and other costs such as licenses, insurance and operating taxes. Cost of lease & related maintenance and rental excludes interest costs from vehicle financing, which are reported within "Interest expense" in our Consolidated Statements of Earnings. Cost of lease & related maintenance and rental increased 21% in 2019 due to higher depreciation expense of approximately $297 million related to the change in estimate for residual values of our lease and commercial rental fleet in our FMS business segment in the third quarter of 2019 (of the total increase in depreciation expense of $317 million), as well as higher insurance costs of $27 million related to higher claim activity and adverse development on prior year claims. These costs also increased from a larger average lease and rental fleet, partially offset by a significant maintenance cost recovery item.
Cost of lease & related maintenance and rental increased 9% in 2018 due to higher depreciation and maintenance costs on a larger average lease and rental fleet, policy depreciation changes of $40 million and accelerated depreciation of $39 million in 2018 and $30 million in 2017.
Lease & related maintenance and rental gross margin decreased 29% and gross margin as a percentage of revenue decreased to 18% in 2019. The decrease in gross margin dollars in 2019 was primarily due to higher depreciation as a result of changes in our vehicle residual value estimates in the third quarter of 2019. Lease & related maintenance and rental gross margin increased 10% and gross margin as a percentage of revenue remained flat at 27% in 2018. The 2018 increase in gross margin dollars was due to increased commercial rental utilization, reflecting strong demand, and lease fleet growth, partially offset by higher depreciation from residual value changes as well as accelerated depreciation and higher maintenance costs on certain older model vehicles.
Refer to "Critical Accounting Estimates" below and Note 7, "Revenue Earning Equipment, net" in the Notes to Consolidated Financial Statements for additional information on policy and accelerated depreciation and the changes in our vehicle residual value estimates in the third quarter of 2019 which primarily impacted our FMS business segment.
Services

				Change
	2019	2018	2017	2019/2018	2018/2017
	(In thousands)
Services revenue	$4,555,692	$4,280,834	$3,538,869	6%	21%
Cost of services	3,879,863	3,663,348	2,977,426	6	23
Gross margin	$675,829	$617,486	$561,443	9%	10%
Gross margin %	15%	14%	16%
Services revenue represents all the revenues associated with our SCS and DTS business segments, as well as SelectCare and fleet support services associated with our FMS business segment. Services revenue increased 6% and 21% in 2019 and 2018, respectively, due to new business, increased volumes and higher pricing in SCS and DTS. Services revenue also reflects

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

the MXD acquisition since the second quarter of 2018 and benefits from higher fuel costs passed through to our SCS and DTS customers in 2018.
Cost of services represents the direct costs related to services revenue and is primarily comprised of salaries and employee-related costs, subcontracted transportation (purchased transportation from third parties), fuel, vehicle liability costs and maintenance costs. Cost of services increased 6% in 2019 due to the growth of SCS and DTS. Cost of services increased 23% in 2018 due to higher volumes and higher fuel costs.
Services gross margin increased 9% and 10% in 2019 and 2018, respectively, reflecting benefits from revenue growth in our SCS and DTS segments. In 2019, there was also a benefit from favorable insurance claim developments of $5 million. In 2018, benefits from revenue growth were partially offset by higher costs incurred during the start-up phase of a new DTS customer account. Services gross margin as a percentage of revenue increased to 15% in 2019, reflecting improved operating performance in SCS and DTS. Services gross margin as a percentage of revenue decreased to 14% in 2018, reflecting a change in the mix of business.
Fuel

				Change
	2019	2018	2017	2019/2018	2018/2017
	(In thousands)
Fuel services revenue	$585,365	$620,245	$520,500	(6)%	19%
Cost of fuel services	571,658	605,613	507,440	(6)	19
Gross margin	$13,707	$14,632	$13,060	(6)%	12%
Gross margin %	2%	2%	3%
Fuel services revenue represents fuel services provided to our FMS customers. Fuel services revenue decreased 6% in 2019 primarily reflecting lower fuel costs passed through to customers. Fuel services revenue increased 19% in 2018 due to higher fuel costs passed through to customers.
Cost of fuel services includes the direct costs associated with providing our customers with fuel. These costs include fuel, salaries and employee-related costs of fuel island attendants and depreciation of our fueling facilities and equipment. Cost of fuel services decreased 6% in 2019 as a result of lower price and volume. Cost of fuel services increased 19% in 2018 due to higher fuel costs.
Fuel services gross margin decreased 6% in 2019 and increased 12% in 2018. Fuel services gross margin as a percentage of revenue remained flat at 2% in 2019 and decreased to 2% in 2018. Fuel is largely a pass-through to customers for which we realize minimal changes in margin during periods of steady market fuel prices. However, fuel services margin is impacted by sudden increases or decreases in market fuel prices during a short period of time, as customer pricing for fuel is established based on trailing market fuel costs. Fuel services gross margin was impacted by these price change dynamics as fuel prices fluctuated during the periods.
Other operating expenses

				Change
	2019	2018	2017	2019/2018	2018/2017
	(In thousands)
Other operating expenses	$121,980	$123,964	$115,019	(2)%	8%
Other operating expenses include costs related to our owned and leased facilities within the FMS business segment, such as facility depreciation, rent, purchased insurance, utilities and taxes. These facilities are utilized to provide maintenance to our FMS customers. Other operating expenses decreased slightly in 2019. Other operating expenses increased in 2018 due to higher facility maintenance and weather-related utility costs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Selling, general and administrative expenses

				Change
	2019	2018	2017	2019/2018	2018/2017
	(In thousands)
Selling, general and administrative expenses (SG&A)	$907,449	$849,410	$870,918	7%	(2)%
Percentage of total revenue	10%	10%	12%
SG&A expenses increased 7% in 2019 and decreased 2% in 2018. The increase in 2019 primarily reflects higher compensation-related expenses, as well as growth-related investments in sales, marketing and technology. The decrease in 2018 was primarily due to cost savings initiatives implemented during 2018 and lower compensation-related costs.
Non-operating pension costs

				Change
	2019	2018	2017	2019/2018	2018/2017
	(In thousands)
Non-operating pension costs	$60,406	$7,541	$27,741	NM	NM
Non-operating pension costs includes the components of our net periodic benefit cost other than service cost. These components include interest cost, expected return on plan assets and amortization of actuarial loss and prior service cost, as well as settlement or curtailment charges. Non-operating pension costs increased by $53 million in 2019 due to a pension settlement charge of $32 million related to employee benefit settlements from the U.S. pension plan in 2019 and unfavorable asset returns in 2018, partially offset by higher interest rates. Non-operating pension costs decreased by $20 million in 2018 due to the benefit of favorable asset returns in 2017 and lower interest rates, partially offset by a pension settlement charge of $3 million related to employee benefit settlements from our U.K. pension plan.
Losses on used vehicle sales, net

				Change
	2019	2018	2017	2019/2018	2018/2017
	(In thousands)
Losses on used vehicle sales, net	$58,706	$22,325	$16,989	NM	31%
Losses on used vehicle sales, net includes gains and losses from sales of used vehicles, selling costs associated with used vehicles and write-downs of vehicles held for sale to fair market value (referred to as "valuation adjustments"). Losses on used vehicle sales, net was $59 million in 2019 as compared to $22 million in 2018 primarily due to higher valuation adjustments on a larger inventory, as well as lower sales prices. Losses on used vehicle sales, net was $22 million in 2018 as compared to $17 million in 2017 primarily due to lower gains from sales of used vehicles driven by the mix and volume of units sold in 2018, partially offset by lower valuation adjustments.
Global average proceeds per unit in 2019 decreased for both tractors and trucks due to higher sales volumes in the wholesale markets which generally have lower proceeds per unit. In the fourth quarter, we also experienced a decrease in proceeds per unit in the retail markets and we expect these trends to continue in 2020. Global average proceeds per unit in 2018 increased for both tractors and trucks primarily due to a higher mix of retail sales, as well as lower average age of vehicles sold and improved market pricing. The following table presents the used vehicle pricing changes for 2019 and 2018 compared with the respective prior years:

	Proceeds per unit change
	2019/2018	2018/2017

Tractors	(3)%	12%
Trucks	(6)%	9%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Interest expense

				Change
	2019	2018	2017	2019/2018	2018/2017
	(In thousands)
Interest expense	$241,381	$180,488	$141,876	34%	27%
Effective interest rate	3.3%	3.0%	2.6%
Interest expense increased 34% to $241 million in 2019 reflecting higher average outstanding debt and a higher effective interest rate. The increase in average outstanding debt reflects higher planned vehicle capital spending. The higher effective interest rate in 2019 reflects the replacement of lower fixed interest rate debt with debt issuances at higher fixed rates. Interest expense increased 27% to $180 million in 2018 reflecting a higher effective interest rate and higher average outstanding debt. The higher effective interest rate in 2018 reflects the replacement of lower fixed interest rate debt with debt issuances at higher fixed rates as well as the impact on variable rate debt of an increasing interest rate environment. The increase in average outstanding debt reflects higher planned vehicle capital spending as well as acquisitions.
Miscellaneous income, net

				Change
	2019	2018	2017	2019/2018	2018/2017
	(In thousands)
Miscellaneous (income) loss, net	$(33,642)	$(5,422)	$(44,245)	NM	NM
Refer to Note 25, "Miscellaneous Income, Net" in the Notes to Consolidated Financial Statements for further discussion.
Restructuring and other items, net

				Change
	2019	2018	2017	2019/2018	2018/2017
	(In thousands)
Restructuring and other items, net	$56,568	$21,852	$17,265	NM	27%
Refer to Note 5, “Restructuring and Other Items, Net” in the Notes to Consolidated Financial Statements for further discussion.
Provision for income taxes

				Change
	2019	2018	2017	2019/2018	2018/2017
	(In thousands)
Provision for (benefit from) income taxes	$(18,999)	$102,547	$(423,665)	NM	NM
Effective tax rate from continuing operations	44.9%	26.3%	(142.9)%
Our provision for income taxes and effective income tax rates from continuing operations are impacted by changes in the mix of earnings in countries with different statutory rates, changes in our overall profitability, changes in tax legislation (including the 2017 Tax Cuts and Jobs Act), settlement of tax audits, and the expiration of statutes of limitations. In 2019, the effective tax rate was impacted by losses due to the residual value estimate change in the third quarter of 2019, as well as an increase in the expiration of state net operating losses and the release of uncertain tax position reserves due to the expiration of statutes of limitations. In 2019 and 2018, the effective tax rate was also impacted by the lower federal rate associated with the 2017 Tax Cuts and Jobs Act. The 2017 tax rate reflects the net impact of the remeasurement of our deferred taxes and the transition tax as a result of the 2017 Tax Cuts and Jobs Act. Refer to Note 12, “Income Taxes” in the Notes to Consolidated Financial Statements for further discussion.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

FULL YEAR OPERATING RESULTS BY BUSINESS SEGMENT

				Change
	2019	2018	2017	2019/2018	2018/2017
	(In thousands)
Revenue:
Fleet Management Solutions	$5,571,403	$5,258,693	$4,716,541	6%	11%
Supply Chain Solutions	2,551,271	2,398,144	1,937,352	6	24
Dedicated Transportation Solutions	1,417,483	1,333,313	1,095,645	6	22
Eliminations	(614,356)	(576,204)	(469,464)	(7)	(23)
Total	$8,925,801	$8,413,946	$7,280,074	6%	16%

Operating Revenue: (1)
Fleet Management Solutions	$4,755,041	$4,411,038	$4,026,732	8%	10%
Supply Chain Solutions	1,879,965	1,765,336	1,507,548	6	17
Dedicated Transportation Solutions	972,694	870,537	789,294	12	10
Eliminations	(383,368)	(348,795)	(301,069)	(10)	(16)
Total	$7,224,332	$6,698,116	$6,022,505	8%	11%

Earnings (Loss) Before Taxes:
Fleet Management Solutions	$(70,274)	$340,038	$295,618	NM	15%
Supply Chain Solutions	145,060	130,262	98,825	11	32
Dedicated Transportation Solutions	81,149	61,236	55,346	33	11
Eliminations	(50,732)	(63,593)	(53,273)	20	(19)
	105,203	467,943	396,516	(78)	18
Unallocated Central Support Services	(49,114)	(49,081)	(48,259)	—	(2)
Non-operating pension costs	(60,406)	(7,541)	(27,741)	NM	73
Other items impacting comparability, net (2)	(37,954)	(21,852)	(24,080)	(74)	9
Earnings (loss) from continuing operations before income taxes	$(42,271)	$389,469	$296,436	NM	31%
  ————————————
NM - Not Meaningful

(1)
Non-GAAP financial measures. Refer to the “Non-GAAP Financial Measures” section of this MD&A for a reconciliation of total revenue to operating revenue and segment total revenue to segment operating revenue for FMS, SCS and DTS, as well as the reasons why management believes these measures are important to investors.

(2)	Refer to Note 22, "Other Items Impacting Comparability," and below for a discussion of items excluded from our primary measure of segment performance.
As part of management’s evaluation of segment operating performance, we define the primary measurement of our segment financial performance as "Earnings from continuing operations before taxes" (EBT), which includes an allocation of Central Support Services (CSS), and excludes non-operating pension costs and restructuring and other items, net, as described in Note 22, “Other Items Impacting Comparability,” in the Notes to Consolidated Financial Statements. CSS represents those costs incurred to support all business segments, including finance and procurement, corporate services, human resources, information technology, public affairs, legal, marketing and corporate communications.
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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Our FMS segment leases revenue earning equipment and provides fuel, maintenance and other ancillary services to the SCS and DTS segments. Inter-segment revenue and EBT are accounted for at rates similar to those executed with third parties. EBT related to inter-segment equipment and services billed to SCS and DTS customers (equipment contribution) are included in both FMS and the segment that served the customer and then eliminated (presented as “Eliminations” in the table above). Inter-segment EBT allocated to SCS and DTS includes earnings related to equipment used in providing services to SCS and DTS customers. Refer to Note 26, "Segment Reporting" in the Notes to Consolidated Financial Statements for additional information. Prior year amounts have been revised to conform to the current period presentation, which excludes EBT from our Singapore operations that were shut down during the second quarter of 2019.
The following table sets forth equipment contribution included in EBT for our SCS and DTS business segments:

				Change
	2019	2018	2017	2019/2018	2018/2017
	(In thousands)
Equipment Contribution:
Supply Chain Solutions	$22,267	$27,067	$22,244	(18)%	22%
Dedicated Transportation Solutions	28,465	36,526	31,029	(22)	18
Total (1)	$50,732	$63,593	$53,273	(20)%	19%
  ————————————

(1)	Total amount is included in FMS EBT.
SCS and DTS equipment contribution decreased 18% and 22%, respectively, in 2019, primarily related to the impact of higher depreciation expense due to the change in estimate for residual values on vehicles used to provide services to SCS and DTS customers. Refer to "Critical Accounting Estimates" below and Note 8, "Revenue Earning Equipment, net" in the Notes to Consolidated Financial Statements for additional information on the changes in our vehicle residual value estimates. SCS and DTS equipment contribution increased 22% and 18%, respectively, in 2018, primarily driven by new business.
The following table provides items excluded from our segment EBT measure and their classification within our Consolidated Statements of Earnings:

Description	Classification	2019	2018	2017
		(In thousands)
Restructuring and other, net (1)	Restructuring and other items, net	$(20,532)	$(5,597)	$(6,360)
Goodwill impairment (2)	Restructuring and other items, net	—	(15,513)	—
ERP implementation costs (1)	Restructuring and other items, net	(21,260)	(742)	—
Costs related to cost savings initiatives (1)	Restructuring and other items, net	(14,776)	—	(10,905)
Tax reform related bonus (3)	SG&A	—	—	(23,278)
Pension related adjustment (4)	SG&A	—	—	(5,454)
Operating tax adjustment (3)	SG&A	—	—	(2,205)
Gain on sale of property (5)	Miscellaneous income	18,614	—	24,122
Other items impacting comparability, net		(37,954)	(21,852)	(24,080)
Non-operating pension costs (4)	Non-operating pension costs	(60,406)	(7,541)	(27,741)
		$(98,360)	$(29,393)	$(51,821)
________________

(1)	See Note 5, "Restructuring and Other Items, Net," in the Notes to Consolidated Financial Statements for additional information.

(2)	See Note 10, "Goodwill," in the Notes to Consolidated Financial Statements for additional information.

(3)	See Note 22, “Other Items Impacting Comparability,” in the Notes to Consolidated Financial Statements for additional information.

(4)	See Note 20, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements for additional information.

(5)	See Note 25, "Miscellaneous Income, Net" in the Notes to Consolidated Financial Statements for additional information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Fleet Management Solutions

				Change
	2019	2018	2017	2019/2018	2018/2017
	(In thousands)
ChoiceLease	$3,112,311	$2,860,266	$2,671,687	9%	7%
SelectCare	541,358	502,835	464,056	8	8
Commercial rental	1,009,086	960,606	813,539	5	18
Other	92,286	87,331	77,450	6	13
Fuel services revenue	816,362	847,655	689,809	(4)	23
FMS total revenue (1)	$5,571,403	$5,258,693	$4,716,541	6%	11%

FMS operating revenue (2)	$4,755,041	$4,411,038	$4,026,732	8%	10%

FMS EBT	$(70,274)	$340,038	$295,618	NM	15%

FMS EBT as a % of FMS total revenue	(1.3)%	6.5%	6.3%	(780) bps	20 bps

FMS EBT as a % of FMS operating revenue (2)	(1.5)%	7.7%	7.3%	(920) bps	40 bps
____________________

(1)	Includes intercompany fuel sales from FMS to SCS and DTS.

(2)
Non-GAAP financial measures. Reconciliations of FMS total revenue to FMS operating revenue and FMS EBT as a % of FMS total revenue to FMS EBT as a % of FMS operating revenue, as well as the reasons why management believes these measures are important to investors, are included in the “Non-GAAP Financial Measures” section of this MD&A.

FMS total revenue increased 6% to $5.6 billion in 2019 and 11% to $5.3 billion in 2018. FMS operating revenue (a non-GAAP measure excluding fuel) increased 8% to $4.8 billion in 2019 and 10% to $4.4 billion in 2018. The following table summarizes the components of the change in revenue on a percentage basis versus the prior year:

	2019/2018		2018/2017
	Total	Operating (1)	Total	Operating (1)
Organic, including price and volume	7%	8%	8%	10%
Fuel	(1)	—	3	—
Total increase	6%	8%	11%	10%
  ————————————

(1)
Non-GAAP financial measure. A reconciliation of FMS total revenue to FMS operating revenue, as well as the reasons why management believes this measure is important to investors, is included in the "Non-GAAP Financial Measures" section of this MD&A.

2019 versus 2018
ChoiceLease revenue increased 9% in 2019 reflecting a larger average fleet size as well as higher prices on replacement vehicles. The average number of ChoiceLease vehicles increased 9% from the prior year reflecting continuing sales activity. We expect ChoiceLease revenue growth to slow next year due to a lower OEM production environment, the non-renewal of lease business with lower returns and anticipated lost business related to the discontinuation of our liability insurance program to ChoiceLease customers. SelectCare revenue increased 8% in 2019 due to increased volumes. Commercial rental revenue increased 5% in 2019 due to higher pricing and demand. We expect unfavorable commercial rental comparisons next year based on a weakening demand environment and a smaller fleet. Fuel services revenue decreased 4% in 2019 due to lower fuel costs passed through to customers.

FMS EBT decreased in 2019 primarily driven by higher depreciation expense of approximately $297 million related to the change in estimate for residual values of our lease and commercial rental fleet in the third quarter of 2019 (of the total increase in depreciation expense of $317 million). FMS EBT also decreased by approximately $37 million in 2019 as used vehicle sales results reflected higher losses as a result of higher valuation adjustments on a larger inventory and lower expected sales prices. At the end of the second quarter of 2019, we began to experience softening in used vehicle market conditions, which intensified during the third quarter of 2019 and we now expect to continue throughout 2020. In addition, our inventory of used vehicles to be made available for sale was higher than expected, which has, and is expected to continue to, impact the

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

volume of used vehicle sales expected to be transacted through our wholesale channels. Due to these dynamics and our updated outlook, management concluded in the third quarter of 2019 that our residual value estimates likely exceeded the expected future values that would be realized upon the sale of power vehicles in our existing fleet and accordingly changed the vehicle residual value estimates. As a result of the change in vehicle residual value estimates, we expect higher depreciation expense on our current fleet in the future, which negatively impacted FMS EBT in 2019 as discussed above and will negatively impact FMS EBT in 2020 by approximately $275 million. We expect the negative impact of the higher depreciation expense on FMS EBT to decline each quarter going forward starting in 2020 through 2025. Refer to "Critical Accounting Estimates" below and Note 7, "Revenue Earning Equipment, net" in the Consolidated Financial Statements for additional information. In addition, FMS EBT decreased due to higher insurance costs of $23 million from higher claim activity and adverse development of prior year claims. The impact of these items was partially offset as lease results benefited from a larger average fleet size, as well as higher prices on replacement vehicles. Commercial rental performance was lower reflecting lower utilization in 2019. Rental power fleet utilization was 75.0% in 2019, down from 79.2% in 2018, on a 10% larger average rental power fleet.
2018 versus 2017
ChoiceLease revenue increased 7% in 2018 reflecting a larger average fleet size and higher prices on replacement vehicles. The average number of ChoiceLease vehicles increased 4% from the prior year reflecting continued solid sales activity. Commercial rental revenue increased 18% in 2018 due to stronger demand and higher pricing. SelectCare revenue increased 8% in 2018 due to sales activity and increased volumes. Fuel services revenue increased 23% in 2018 due to higher fuel costs passed through to customers.
FMS EBT increased 15% in 2018 primarily driven by growth in commercial rental and ChoiceLease, as well as cost savings initiatives implemented during 2018. These benefits were partially offset by higher depreciation of $40 million due to residual value estimate changes and accelerated depreciation of $9 million to vehicles expected to be made available for sale through June 2020; higher compensation-related expenses; and unfavorable self-insurance developments. Commercial rental performance improved in 2018 due to increased utilization reflecting stronger demand and higher pricing. Rental power fleet utilization was 79.2% in 2018, up from 75.6% in 2017, on a 10% larger average rental power fleet. ChoiceLease comparisons benefited from fleet growth. Used vehicle sales results declined $5 million reflecting lower gains from sales of used vehicles due to the mix and volume of units sold, partially offset by lower valuation adjustments.
The following table provides commercial rental statistics on our global fleet:

				Change
	2019	2018	2017	2019/2018	2018/2017
	(In thousands, except vehicle counts)
Rental revenue from non-lease customers (1)	$609,840	$566,612	$517,874	8%	9%
Rental revenue from lease customers (2)	$399,246	$393,994	$295,665	1%	33%
Average commercial rental power fleet size – in service (3), (4)	36,000	32,800	29,700	10%	10%
Commercial rental utilization – power fleet (3)	75.0%	79.2%	75.6%	(420) bps	360 bps
______________

(1)	Also includes additional vehicles rented to lease customers, incremental to the lease fleet.

(2)	Represents revenue from rental vehicles provided to our existing ChoiceLease customers, generally in place of a lease vehicle.

(3)	Number of units rounded to nearest hundred and calculated using quarterly average unit counts.

(4)	Excluding trailers.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Our global fleet of owned and leased revenue earning equipment and SelectCare vehicles, including vehicles under on-demand maintenance, is summarized as follows (rounded to the nearest hundred):

				Change
	2019	2018	2017	2019/2018	2018/2017
End of period vehicle count
By type:
Trucks (1)	85,200	81,700	76,400	4%	7%
Tractors (2)	82,400	74,000	66,000	11	12
Trailers (3)	45,400	44,700	42,600	2	5
Other	800	1,200	1,200	(33)	—
Total	213,800	201,600	186,200	6%	8%

By product line:
ChoiceLease	159,800	149,300	139,100	7%	7%
Commercial rental	41,900	42,600	37,800	(2)	13
Service vehicles and other	2,700	2,800	3,300	(4)	(15)
	204,400	194,700	180,200	5	8
Held for sale	9,400	6,900	6,000	36	15
Total	213,800	201,600	186,200	6%	8%

Active ChoiceLease vehicles	147,400	139,200	131,000	6%	6%

Customer vehicles under SelectCare contracts	55,800	56,300	54,400	(1)%	3%

Average vehicle count
By product line:
ChoiceLease	156,600	143,100	137,600	9%	4%
Commercial rental	44,100	41,000	37,500	8	9
Service vehicles and other	2,700	3,100	3,400	(13)	(9)
	203,400	187,200	178,500	9	5
Held for sale	7,800	6,100	6,700	28	(9)
Total	211,200	193,300	185,200	9%	4%

Active ChoiceLease vehicles (4)	144,300	134,400	129,300	7%	4%
Revenue per active ChoiceLease vehicle	$21,600	$21,300	$20,700	1%	3%

Customer vehicles under SelectCare contracts	56,300	55,600	52,100	1%	7%

Customer vehicles under SelectCare on-demand (5)	23,200	23,200	24,500	—%	(5)%

Total vehicles serviced	290,700	272,100	261,800	7%	4%
__________________

(1)	Generally comprised of Class 1 through Class 7 type vehicles with a Gross Vehicle Weight (GVW) up to 33,000 pounds.

(2)	Generally comprised of over the road on highway tractors and are primarily comprised of Class 8 type vehicles with a GVW of over 33,000 pounds.

(3)	Generally comprised of dry, flatbed and refrigerated type trailers.

(4)	Active ChoiceLease vehicles are calculated as those units currently earning revenue and not classified as not yet earning or no longer earning units.

(5)
Comprised of the number of unique vehicles serviced under on-demand maintenance agreements. This does not represent averages for the periods. Vehicles included in the end of period count may have been serviced more than one time during the respective annual period.

Note:	Average vehicle counts were computed using a 24-point average based on monthly information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

The totals in the previous table include the following non-revenue earning equipment for the global fleet (rounded to the nearest hundred):

	December 31,			Change
Number of Units	2019	2018	2017	2019/2018	2018/2017
Not yet earning revenue (NYE)	3,500	4,500	2,900	(22)%	55%
No longer earning revenue (NLE):
Units held for sale	9,400	6,900	6,000	36	15
Other NLE units	8,400	4,300	3,400	95	26
Total NLE	17,800	11,200	9,400	59%	19%
Total	21,300	15,700	12,300	36%	28%
NYE units represent new vehicles on hand that are being prepared for deployment to a lease customer or into the rental fleet. Preparations include activities such as adding lift gates, paint, decals, cargo area and refrigeration equipment. The number of NYE units decreased 22% in 2019 reflecting quicker customer fulfillment activities. The number of NYE units increased in 2018 reflecting lease fleet growth and a significant amount of deliveries close to the end of the year.
NLE units represent all vehicles held for sale and vehicles for which no revenue has been earned in the previous 30 days. Accordingly, these vehicles may be temporarily out of service, being prepared for sale or awaiting redeployment. For 2019, the number of NLE units increased 59% reflecting a higher number of vehicles being prepared for sale or redeployment and a higher number of contract terminations, as well as higher used vehicle inventories as a result of lower demand. For 2018, the number of NLE units increased 19% reflecting higher used vehicle inventories and a higher number of vehicles being prepared for sale at the end of the year. We expect NLE units to decrease in 2020 as a result of higher redeployments of used vehicles.

Supply Chain Solutions

				Change
	2019	2018	2017	2019/2018	2018/2017
	(In thousands, except vehicle counts)
Automotive	$693,211	$628,766	$566,302	10%	11%
Technology and healthcare	268,305	329,843	271,551	(19)	21
Consumer product goods and retail	736,083	637,244	511,793	16	25
Industrial and other	182,366	169,483	157,902	8	7
Subcontracted transportation	554,678	521,028	354,644	6	47
Fuel	116,628	111,780	75,160	4	49
SCS total revenue	$2,551,271	$2,398,144	$1,937,352	6%	24%

SCS operating revenue (1)	$1,879,965	$1,765,336	$1,507,548	6%	17%

SCS EBT	$145,060	$130,262	$98,825	11%	32%
SCS EBT as a % of SCS total revenue	5.7%	5.4%	5.1%	30 bps	30 bps
SCS EBT as a % of SCS operating revenue(1)	7.7%	7.4%	6.6%	30 bps	80 bps

Memo:
Average fleet	9,700	8,800	7,900	10%	11%
————————————

(1)
Non-GAAP financial measures. Reconciliations of SCS total revenue to SCS operating revenue and SCS EBT as a % of SCS total revenue to SCS EBT as a % of SCS operating revenue, as well as the reasons why management believes these measures are important to investors, are included in the “Non-GAAP Financial Measures” section of this MD&A.

SCS total revenue increased 6% to $2.6 billion in 2019 and 24% to $2.4 billion in 2018. SCS operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation) increased 6% to $1.9 billion in 2019 and 17% to $1.8 billion in 2018. We expect favorable operating revenue comparisons to continue next year at a slower growth rate.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

The following table summarizes the components of the change in revenue on a percentage basis versus the prior year:

	2019/2018		2018/2017
	Total	Operating (1)	Total	Operating (1)
Organic, including price and volume	4%	5%	14%	12%
Acquisition	2	1	8	5
Fuel	—	—	2	—
Total increase	6%	6%	24%	17%
————————————

(1)
Non-GAAP financial measure. A reconciliation of SCS total revenue to SCS operating revenue, as well as the reasons why management believes this measure is important to investors is included in the "Non-GAAP Financial Measures" section of this MD&A.

2019 versus 2018
SCS total revenue increased 6% and SCS operating revenue increased 6% in 2019 largely reflecting new business and higher pricing, as well as the full year results of Ryder Last Mile (formerly MXD), which was acquired in the second quarter of 2018. SCS EBT increased 11% in 2019 driven by revenue growth and improved operating performance, partially offset by a decrease in equipment contribution of $4.8 million (see further discussions on equipment contribution above). We expect equipment contribution to be negatively impacted in the future due to the change in the vehicle residual value estimates in the third quarter of 2019 for the FMS revenue earning equipment that is utilized in the SCS business. However, we do not expect this impact to SCS EBT to be material.
2018 versus 2017
SCS total revenue increased 24% in 2018 due to increased volumes and new business, the MXD acquisition, as well as higher fuel costs passed through to our customers. SCS operating revenue increased 17% primarily reflecting increased volumes, the MXD acquisition and new business. SCS EBT increased 32% in 2018 driven by revenue growth and better operating results.

Dedicated Transportation Solutions

				Change
	2019	2018	2017	2019/2018	2018/2017
	(In thousands)
DTS total revenue	$1,417,483	$1,333,313	$1,095,645	6%	22%

DTS operating revenue (1)	$972,694	$870,537	$789,294	12%	10%

DTS EBT	$81,149	$61,236	$55,346	33%	11%
DTS EBT as a % of DTS total revenue	5.7%	4.6%	5.1%	110 bps	(50) bps
DTS EBT as a % of DTS operating revenue(1)	8.3%	7.0%	7.0%	130 bps	—

Memo:
Average fleet	9,600	8,900	8,200	8%	9%
__________________

(1)
Non-GAAP financial measures. Reconciliations of DTS total revenue to DTS operating revenue and DTS EBT as a % of DTS total revenue to DTS EBT as a % of DTS operating revenue, as well as the reasons why management believes these measures are important to investors are included in the “Non-GAAP Financial Measures” section of this MD&A.

DTS total revenue increased 6% to $1.4 billion in 2019 and increased 22% to $1.3 billion in 2018. DTS operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation) increased 12% to $973 million in 2019 and increased 10% to $871 million in 2018. We expect operating revenue to slightly decline next year, reflecting lower sales activity and fewer large deals signed in the second half of 2019.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

The following table summarizes the components of the change in revenue on a percentage basis versus the prior year:

	2019/2018		2018/2017
	Total	Operating (1)	Total	Operating (1)
Organic, including price and volume	8%	12%	19%	10%
Subcontracted transportation	(1)	—	—	—
Fuel	(1)	—	3	—
Total increase	6%	12%	22%	10%
  ————————————

(1)
Non-GAAP financial measure. A reconciliation of DTS total revenue to DTS operating revenue, as well as the reasons why management believes this measure is important to investors is included in the "Non-GAAP Financial Measures" section of this MD&A.

2019 versus 2018
DTS total revenue increased 6% and operating revenue increased 12% in 2019 primarily reflecting new business. DTS EBT increased 33% due to revenue growth, increased rates, improved operating performance and favorable insurance claim developments, partially offset by a decrease in equipment contribution of $8.1 million (see further discussions on equipment contribution above). We expect equipment contribution to be negatively impacted in the future due to the change in the vehicle residual value estimates in the third quarter of 2019 for the FMS revenue earning equipment that is utilized in the DTS business. However, we do not expect this impact to DTS EBT to be material.
2018 versus 2017
DTS total revenue increased 22% in 2018 reflecting higher operating revenue, as well as higher fuel costs passed through to our customers. DTS operating revenue increased 10% due to new business and increased volumes. DTS EBT increased 11% due to revenue growth, partially offset by higher costs incurred during the start-up phase of a new customer account.

Central Support Services

				Change
	2019	2018	2017	2019/2018	2018/2017
	(In thousands)
Human resources	$21,447	$20,082	$18,947	7%	6%
Finance and procurement	74,382	70,921	68,929	5	3
Corporate services and public affairs	11,103	11,583	12,561	(4)	(8)
Information technology	98,756	90,083	89,453	10	1
Legal and safety	28,626	25,969	25,388	10	2
Marketing	22,356	18,287	16,927	22	8
Other	34,798	37,725	35,788	(8)	5
Total CSS	291,468	274,650	267,993	6	2
Allocation of CSS to business segments	(242,354)	(225,569)	(219,734)	7	3
Unallocated CSS	$49,114	$49,081	$48,259	—%	2%
2019 versus 2018
Total CSS costs increased 6% to $291 million in 2019 primarily reflecting investments in technology, increased marketing efforts and higher compensation-related costs. Unallocated CSS costs remained flat in 2019.
2018 versus 2017
Total CSS costs increased 2% to $275 million in 2018 primarily reflecting higher compensation-related costs. Unallocated CSS costs increased 2% to $49 million in 2018 reflecting higher compensation-related costs, partially offset by lower professional services costs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

FINANCIAL RESOURCES AND LIQUIDITY
Cash Flows
The following is a summary of our cash flows from continuing operations:

	Years ended December 31,
	2019	2018	2017
	(In thousands)
Net cash provided by (used in):
Operating activities	$2,140,539	$1,717,993	$1,628,098
Investing activities	(3,217,193)	(2,821,459)	(1,438,676)
Financing activities	1,084,139	1,085,515	(162,055)
Effect of exchange rates on cash	(4,272)	4,694	(5,539)
Net change in cash and cash equivalents	$3,213	$(13,257)	$21,828

	Years ended December 31,
	2019	2018	2017
Net cash provided by operating activities	(In thousands)
Earnings (loss) from continuing operations	$(23,272)	$286,922	$720,101
Non-cash and other, net	2,178,662	1,716,802	983,981
Collections on sales-type leases	121,201	82,803	81,015
Changes in operating assets and liabilities:
Receivables	27,149	(193,144)	(178,861)
Accounts payable	(26,596)	16,869	66,149
Changes in other assets and liabilities	(136,605)	(192,259)	(44,287)
Cash flows from operating activities from continuing operations	$2,140,539	$1,717,993	$1,628,098

2019 versus 2018
Cash provided by operating activities from continuing operations increased to $2.1 billion in 2019 compared with $1.7 billion in 2018 reflecting higher cash earnings as well as lower working capital needs. Our working capital needs are primarily driven by the timing of collections of our receivables and payments of our trade payables, as well as other changes in operating assets and liabilities. The favorable impact in receivables was primarily due to improved collection efforts in our SCS and DTS segments. The unfavorable impact from trade payables was due to timing of payments. In addition, the favorable impact from changes in other assets and liabilities was driven by lower insurance and income tax payments, partially offset by higher payments related to our pension plans in 2019 and higher bonus payments in 2019. Cash used in investing activities increased to $3.2 billion in 2019 compared with $2.8 billion in 2018 primarily due to increased capital expenditures for planned vehicle purchases, partially offset by higher proceeds from the sale of revenue-earning equipment and operating property and equipment. Cash provided by financing activities was $1.1 billion in both 2019 and 2018.

2018 versus 2017
Cash provided by operating activities from continuing operations increased to $1.7 billion in 2018 compared with $1.6 billion in 2017 reflecting higher cash earnings offset by higher working capital needs. The unfavorable impact from trade payables was due to timing of payments. In addition, the unfavorable impact from changes in other assets and liabilities was driven by higher tax payments and lower accruals for salaries and wages, partially offset by lower pension payments. Cash used in investing activities increased to $2.8 billion in 2018 compared with $1.4 billion in 2017 primarily due to increased capital expenditures. Cash provided by financing activities was $1.1 billion in 2018 compared with cash used in financing activities of $162 million in 2017 due to higher borrowing needs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

The following table shows the components of our free cash flow:

	2019	2018	2017
	(In thousands)
Net cash provided by operating activities	$2,140,539	$1,717,993	$1,628,098
Sales of revenue earning equipment (1)	465,705	379,716	376,743
Sales of operating property and equipment (1)	52,276	16,606	52,257
Total cash generated (2)	2,658,520	2,114,315	2,057,098
Purchases of property and revenue earning equipment (1)	(3,735,174)	(3,050,409)	(1,860,436)
Free cash flow (2)	$(1,076,654)	$(936,094)	$196,662

———————————

(1)	Included in cash flows from investing activities.

(2)
Non-GAAP financial measures. Reconciliations of net cash provided by operating activities to total cash generated and to free cash flow are set forth in this table. Refer to the “Non-GAAP Financial Measures” section of this MD&A for the reasons why management believes these measures are important to investors.

Free cash flow decreased to $(1.1) billion in 2019 from $(936) million in 2018 primarily due to higher capital expenditures, partially offset by higher cash flows from operations in 2019. Free cash flow decreased to $(936) million in 2018 from $197 million in 2017 primarily due to higher capital expenditures in 2018.

We expect cash provided by operating activities from continuing operations to decrease to approximately $2.1 billion in 2020 due to earnings growth adjusted for non-cash items, primarily depreciation. We expect 2020 free cash flow to increase to approximately $350 million reflecting lower capital spending for the lease and rental vehicle fleets.

Capital expenditures generally represent the purchase of revenue earning equipment (trucks, tractors and trailers) within our FMS segment. These expenditures primarily support the ChoiceLease and commercial rental product lines. The level of capital required to support the ChoiceLease product line varies based on customer contract signings for replacement vehicles and growth. These contracts are long-term agreements that result in predictable cash flows typically over three to seven years for trucks and tractors and ten years for trailers. We utilize capital for the purchase of vehicles in our commercial rental product line to replenish and expand the fleet available for shorter-term use by contractual or occasional customers. Operating property and equipment expenditures primarily relate to spending on items such as vehicle maintenance facilities and equipment, computer and telecommunications equipment, investments in technologies, and warehouse facilities and equipment.
The following is a summary of capital expenditures:

	2019	2018	2017
	(In thousands)
Revenue earning equipment:
ChoiceLease	$2,871,043	$2,206,500	$1,456,758
Commercial rental	556,560	796,617	351,707
	3,427,603	3,003,117	1,808,465
Operating property and equipment	192,820	162,154	132,752
Total capital expenditures (1)	3,620,423	3,165,271	1,941,217
Changes in accounts payable related to purchases of revenue earning equipment	114,751	(114,862)	(80,781)
Cash paid for purchases of property and revenue earning equipment	$(3,735,174)	$(3,050,409)	$(1,860,436)
_____________

(1)
Non-cash additions exclude approximately $22 million, $15 million and $23 million in 2019, 2018 and 2017, respectively, in assets held under finance leases resulting from new or the extension of existing finance leases and other additions.

Capital expenditures increased to $3.6 billion in 2019 reflecting planned higher investments in the ChoiceLease fleet. Capital expenditures increased to $3.2 billion in 2018 reflecting planned higher investments in the ChoiceLease and commercial rental fleets. We expect capital expenditures to decrease to approximately $2.1 billion in 2020 primarily due to lower growth in our lease and rental vehicle fleets. We expect to fund 2020 capital expenditures primarily with additional debt financing.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Financing and Other Funding Transactions
We utilize external capital primarily to support working capital needs and growth in our asset-based product lines. The variety of financing alternatives typically available to fund our capital needs include commercial paper, long-term and medium-term public and private debt, asset-backed securities, bank term loans, leasing arrangements, and bank credit facilities. Our principal sources of financing are issuances of unsecured commercial paper and medium-term notes.
Cash and equivalents totaled $74 million as of December 31, 2019. As of December 31, 2019, approximately $21 million was held outside the U.S. and is available to fund operations and other growth of non-U.S. subsidiaries. If we decide to repatriate cash and equivalents held outside the U.S., we may be subject to additional income and withholding taxes. However, our intent is to permanently reinvest these foreign amounts outside the U.S. and our current plans do not demonstrate a need to repatriate these foreign amounts to fund our U.S. operations.
We believe that our operating cash flows, together with our access to the public unsecured bond market, commercial paper market and other available debt financing, will be adequate to meet our operating, investing and financing needs in the foreseeable future. However, there can be no assurance that unanticipated volatility and disruption in the public unsecured bond market or the commercial paper market would not impair our ability to access these markets on terms commercially acceptable to us or at all. If we cease to have access to public bonds, commercial paper and other sources of unsecured borrowings, we would meet our liquidity needs by drawing upon contractually committed lending agreements and/or by seeking other funding sources.
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
Our debt ratings and rating outlooks at December 31, 2019 were as follows:

Rating Summary
	Short-term	Long-term	Outlook
Fitch Ratings	F2	A-	Stable
Standard & Poor’s Ratings Services	A2	BBB	Stable
Moody’s Investors Service	P2	Baa1	Stable
DBRS	R-1 (Low)	A (Low)	Stable

At December 31, 2019, we had the following amounts available to fund operations:

(In millions)
Global revolving credit facility	$744
Trade receivables program	$225

In accordance with our funding philosophy, we attempt to align the aggregate average remaining re-pricing life of our debt with the aggregate average remaining re-pricing life of our vehicle assets. We utilize both fixed-rate and variable-rate debt to achieve this alignment and generally target a mix of 20% - 40% variable-rate debt as a percentage of total debt outstanding. The variable-rate portion of our total debt (including notional value of swap agreements) was 17% and 28% at December 31, 2019 and 2018, respectively.
Refer to Note 14 , "Debt" in the Notes to the Consolidated Financial Statements for further discussion around the global revolving credit facility, the trade receivables program, the issuance of medium-term notes under our shelf registration statement, asset-backed financing obligations and debt maturities.
Our debt to equity ratios were 320% and 262% at December 31, 2019 and 2018, respectively. The debt to equity ratio represents total debt divided by total equity. The increase in our debt to equity ratio reflects higher debt and a decrease in our equity balance due to the net loss in 2019.
Off-Balance Sheet Arrangements
Guarantees. Refer to Note 15, “Guarantees,” in the Notes to Consolidated Financial Statements for a discussion of our agreements involving guarantees.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Contractual Obligations and Commitments
As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts such as debt agreements, lease agreements and unconditional purchase obligations. The following table summarizes our expected future contractual cash obligations and commitments at December 31, 2019:

	Total	2020	2021-2022	2023-2024	Thereafter
	(In thousands)
Debt (1)	$7,898,484	$1,322,055	$2,378,765	$3,441,759	$755,905
Finance lease obligations	61,155	14,663	22,390	11,541	12,561
Total debt, including finance leases	7,959,639	1,336,718	2,401,155	3,453,300	768,466
Interest on debt (2)	707,704	208,165	320,308	141,846	37,385
Operating leases (3)	243,516	79,345	100,496	45,220	18,455
Purchase obligations (4)	533,621	486,979	34,822	10,865	955
Total contractual cash obligations	1,484,841	774,489	455,626	197,931	56,795
Insurance obligations (primarily self-insurance)	438,371	152,533	141,501	61,101	83,236
Other long-term liabilities (5), (6), (7)	72,106	3,162	5,035	5,842	58,067
Total	$9,954,957	$2,266,902	$3,003,317	$3,718,174	$966,564
____________

(1)	Net of unamortized discount and excludes the fair market value adjustment on notes subject to hedging.

(2)
Total debt matures at various dates through fiscal year 2026 and bears interest principally at fixed rates. Interest on variable-rate debt is calculated based on the applicable rate as of December 31, 2019. Amounts are based on existing debt obligations and do not consider potential refinancing of expiring debt obligations.

(3)
Represents future lease payments associated with vehicles, equipment and properties under operating leases. Amounts are based upon the general assumption that the leased asset will remain on lease for the length of time specified by the respective lease agreements. No effect has been given to renewals, cancellations, contingent rentals or future rate changes.

(4)
The majority of our purchase obligations are pay-as-you-go transactions made in the ordinary course of business. Purchase obligations include agreements to purchase goods or services that are legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed minimum or variable price provisions; and the approximate timing of the transaction. The most significant item included in the above table are purchase obligations related to vehicles. Purchase orders made in the ordinary course of business that are cancelable are excluded from the above table. Any amounts for which we are liable under purchase orders for goods received are reflected in the Consolidated Balance Sheets as “Accounts payable” and “Accrued expenses and other current liabilities” and are excluded from the above table.

(5)
Represents other long-term liabilities reflected in our Consolidated Balance Sheets that have known payment streams. The most significant items included were asset retirement obligations and deferred compensation obligations.

(6)
The amounts exclude our estimated pension contributions. For 2020, our pension contributions, including our minimum funding requirements as set forth by U.S. and international regulations and legislation (including ERISA), are expected to be $37 million. Our minimum funding requirements after 2020 are dependent on several factors. However, we estimate that the undiscounted required global contributions over the next five years are approximately $276 million (pre-tax) (assuming expected long-term rate of return realized and other assumptions remain unchanged). We also have payments due under our other postretirement benefit (OPEB) plans. These plans are not required to be funded in advance, but are pay-as-you-go. See Note 20,“Employee Benefit Plans,” in the Notes to Consolidated Financial Statements for further discussion.

(7)
The amounts exclude $54 million of liabilities associated with uncertain tax positions as we are unable to reasonably estimate the ultimate amount or timing of settlement. See Note 12, “Income Taxes,” in the Notes to Consolidated Financial Statements for further discussion.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Pension Information
We have defined benefit retirement plans which are frozen for non-grandfathered and certain non-union employees in the U.S., Canada and the United Kingdom. The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. We review pension assumptions regularly and we may from time to time make voluntary contributions to our pension plans, which exceed the amounts required by statute. During 2019, total global pension contributions were $72 million compared with $28 million in 2018 and $41 million in 2017. We estimate 2020 required pension contributions will be $37 million. The present value of estimated global pension contributions that would be required over the next 5 years totals approximately $254 million (pre-tax). Changes in interest rates and the market value of the securities held by the plans could materially change, positively or negatively, the funded status of the plans and affect the level of pension expense and required contributions in future years. The ultimate amount of contributions is also dependent upon the requirements of applicable laws and regulations. See Note 20, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements for additional information.
Due to the underfunded status of our defined benefit plans, we had an accumulated net pension equity charge (after-tax) of $667 million and $712 million as of December 31, 2019 and 2018, respectively. The improvement in funded status reflects the benefit of asset returns of 19% in 2019, partially offset by a decrease in discount rates.
Pension expense was $82 million, $30 million, and $57 million in 2019, 2018 and 2017, respectively. The increase in pension expense was due to a pension settlement charge of $32 million related to employee benefit settlements from the U.S. pension plan in 2019 and unfavorable asset returns in 2018, partially offset by higher interest rates. We expect 2020 pension expense to decrease approximately $54 million as a result of the non-recurring settlement charges in 2019, as well as favorable asset returns in 2019 and a decrease in interest rates. Our 2020 pension expense estimates are subject to change based upon the completion of the actuarial analysis for all pension plans. See the “Critical Accounting Estimates — Pension Plans” section for further discussion on pension accounting estimates.
We participate in certain U.S. multi-employer pension (MEP) plans that provide defined benefits to employees covered by collective bargaining agreements. At December 31, 2019, approximately 1,100 employees (approximately 3% of total employees) participated in these MEP plans. The annual net pension cost of the MEP plans is equal to the annual contribution determined in accordance with the provisions of negotiated labor contracts. Our MEP plan contributions in 2019 was $11 million. Pursuant to current U.S. pension laws, if any MEP plans fail to meet certain minimum funding thresholds, we could be required to make additional MEP plan contributions, until the respective labor agreement expires, of up to 10% of current contractual requirements. Several factors could cause MEP plans not to meet these minimum funding thresholds, including unfavorable investment performance, changes in participant demographics, and increased benefits to participants. The plan administrators and trustees of the MEP plans provide us with the annual funding notice as required by law. This notice sets forth the funded status of the plan as of the beginning of the prior year but does not provide any company-specific information.
Employers participating in MEP plans can elect to withdraw from the plans, contingent upon certain requirements, and be subject to a withdrawal obligation based on, among other factors, the MEP plan’s unfunded vested benefits. U.S. pension regulations provide that an employer can fund its withdrawal obligation in a lump sum or over a time period of up to 20 years based on previous contribution rates. During 2017, we recorded estimated pension settlement charges of $5 million related to our exit from a U.S. multi-employer pension plan. These charges were recorded within "Selling, general and administrative expenses" in our Consolidated Statement of Earnings and included in the Union-administered plans expense. See Note 20, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements for additional information.

Share Repurchase Programs and Cash Dividends
Refer to Note 16, “Share Repurchase Programs,” in the Notes to Consolidated Financial Statements for a discussion on our share repurchase programs.
Cash dividend payments to shareholders of common stock were $116 million in 2019, $112 million in 2018, and $96 million in 2017. During 2019, we increased our annualized dividend rate 4% to $2.24 per share of common stock.

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
Exposure to market risk for changes in interest rates exists for our debt obligations. Our interest rate risk management program objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. A hypothetical 10% change in short-term market interest rates would change annual pre-tax earnings by approximately $12 million. We manage our exposure to interest rate risk primarily through the proportion of fixed-rate and variable-rate debt we hold in the total debt portfolio. From time to time, we also use interest rate swap agreements to manage our fixed-rate and variable-rate exposure and to better match the repricing of debt instruments to that of our portfolio of assets. The fair value of derivatives was not material as of December 31, 2019.
At December 31, 2019, we had $5.7 billion of fixed-rate debt outstanding (excluding finance leases and U.S. asset- backed securities) with a weighted-average interest rate of 3.18% and a fair value of $5.6 billion. A hypothetical 10% decrease or increase in the December 31, 2019 market interest rates would impact the fair value of our fixed-rate debt by approximately $47 million at December 31, 2019. Changes in the relative sensitivity of the fair value of our financial instrument portfolio for these theoretical changes in the level of interest rates are primarily driven by changes in our debt maturities, interest rate profile and amount.
At December 31, 2019, we had $1.4 billion of variable-rate debt, including $525 million of fixed-rate debt instruments swapped to LIBOR-based floating-rate debt. Changes in the fair value of the interest rate swaps were offset by changes in the fair value of the debt instruments and no net gain or loss was recognized in earnings. The fair value of our variable-rate debt at December 31, 2019 was $1.4 billion. A hypothetical 10% increase in market interest rates would have impacted 2019 pre-tax earnings from continuing operations by approximately $3 million.
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
Exposure to market risk for fluctuations in fuel prices relates to a small portion of our service contracts for which the cost of fuel is integral to service delivery and the service contract does not have a mechanism to adjust for increases in fuel prices. At December 31, 2019, we also had various fuel purchase arrangements in place to ensure delivery of fuel at market rates in the event of fuel shortages. We are exposed to fluctuations in fuel prices in these arrangements since none of the arrangements fix the price of fuel to be purchased. Changes in the price of fuel are generally passed on to our customers for which we realize minimal changes in profitability during periods of steady market fuel prices. However, profitability may be positively or negatively impacted by sudden increases or decreases in market fuel prices during a short period of time as customer pricing for fuel services is established based on trailing market fuel costs. We believe the exposure to fuel price fluctuations would not materially impact our results of operations, cash flows or financial position.
ENVIRONMENTAL MATTERS
Refer to Note 21, “Environmental Matters,” in the Notes to Consolidated Financial Statements for a discussion surrounding environmental matters.

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
Depreciation and Residual Value Estimates. We periodically review and adjust, as appropriate, the estimated residual values and useful lives of revenue earning equipment for the purposes of recording depreciation expense as described in Note 7, “Revenue Earning Equipment, Net" in the Notes to Consolidated Financial Statements.
Our review of the estimated residual values (i.e., the price at which we ultimately expect to dispose of revenue earning equipment) and useful lives of revenue earning equipment is established with a long-term view based on vehicle class, generally subcategories of trucks, tractors and trailers by weight and usage, as well as other factors. We refer to this long-term view as "policy depreciation." These other factors include, but are not limited to, historical market prices, current and expected future market prices, expected lives of vehicles, and expected sales of used vehicles in the wholesale and retail markets. Reductions in estimated residual values or useful lives will result in an increase in depreciation expense over the remaining life of the equipment. Factors that could cause actual results to materially differ from estimates include, but are not limited to, changes in technology; changes in supply and demand; competitor pricing; regulatory requirements; driver shortages, requirements and preferences; and changes in underlying assumption factors. As a result, future depreciation expense rates are subject to change based upon changes in these factors. While we believe that the carrying values and estimated sales proceeds for revenue earning equipment are appropriate, there can be no assurance that deterioration in economic conditions or adverse changes to expectations of future sales proceeds will not occur, resulting in lower gains or losses on sales. We have disciplines related to the management and maintenance of our vehicles designed to manage the risk associated with the residual values of our revenue earning equipment.
At the end of the second quarter of 2019, we began to experience softening in used vehicle market conditions, which intensified during the third quarter of 2019 and we now expect to continue throughout 2020. In addition, our inventory of used vehicles that is expected to be made available for sale was higher than expected, which has and will impact the volume of used vehicle sales expected to be sold through our wholesale channels. Due to these dynamics and our updated outlook, we concluded that our residual value estimates likely exceeded the expected future values that would be realized upon the sale of power vehicles in our fleet. As a result, we changed the estimates of our residual values for our revenue earning equipment in the third quarter of 2019 to reflect more recent multi-year trends and our outlook for the expected used vehicle market. In 2019, the impact to policy depreciation and accelerated depreciation related to the change in the residual value estimates that occurred in the third quarter of 2019 was $104 million and $193 million, respectively.
Each year, we complete a review of the estimated residual values and useful lives of revenue earning equipment. Based on the results of our analysis, we adjust the estimated residual values and useful lives of certain classes of our revenue earning equipment each year. The approximate unfavorable incremental impact on the annual depreciation expense resulting from the residual value and useful life reviews was as follows:

	2020	2019	2018
Policy depreciation	$205 million	$134 million	$40 million
The impact of policy depreciation in 2019 included the vehicle residual values estimate change that occurred in the third quarter of 2019, as well as $30 million of depreciation expense related to the policy depreciation estimate change effective January 1, 2019.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

In addition, we also monitor market trends throughout the year and assess estimates of residual values of vehicles expected to be made available for sale in the near-term (generally 12 to 24 months) and may adjust residual values for these vehicles to reflect current market rates, which we refer to as “accelerated depreciation.” Following the completion of our review in the third quarter of 2019, the near-term forecast for realized residual values on used vehicle sales was below our estimates of residual value as discussed above. As a result, we adjusted the estimated residual values for these vehicles and increased accelerated depreciation expense for these vehicles beginning in the third quarter of 2019. The approximate unfavorable incremental impact on annual depreciation expense resulting from accelerated depreciation was as follows:

	2020	2019	2018
Accelerated depreciation	$70 million	$223 million	$39 million
Depreciation expense was $1.9 billion, $1.4 billion and $1.3 billion in 2019, 2018 and 2017, respectively. Depreciation expense relates primarily to FMS revenue earning equipment. Depreciation expense increased in 2019 driven by the change in estimated residual values in the third quarter of 2019 as discussed above. Depreciation expense increased in 2018 driven by larger average lease and commercial rental fleets and accelerated depreciation on vehicles expected to be made available for sale through June 2020 of $9 million.
The impact of the estimate change in 2019 as a percentage of our original vehicle investment (cost) of our revenue earning equipment was approximately 5% at December 31, 2019.
Based on our fleet of revenue earning equipment as of December 31, 2019, a hypothetical additional 10% reduction in estimated residual values used for policy depreciation would increase depreciation expense in 2020 by approximately $111 million and would increase depreciation expense over the remaining life of these vehicles beyond 2020 by approximately $222 million.

Revenue Recognition. We generate revenue primarily through contracts with customers to lease, rent and maintain revenue earning equipment and to provide logistics management and dedicated transportation services. We enter into contracts that can include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectibility of consideration is probable. We recognize revenue upon the transfer of control of promised products and services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. We generally recognize revenue over time as we perform because of continuous transfer of control to our customers.

We offer a full service lease as well as a lease with more flexible maintenance options under our ChoiceLease product line in our FMS business segment, which are marketed, priced and managed as bundled products, that include the equipment lease, maintenance and other related services. We do not offer a stand-alone lease of new vehicles. Our ChoiceLease product line includes the lease of a vehicle (lease component) and maintenance and other services (non-lease component). Contract consideration is allocated between the lease and non-lease components based on management's best estimate of the relative stand-alone selling price of each component. Allocating consideration between the lease and maintenance components in our ChoiceLease product requires significant judgment. We do not sell the components of our ChoiceLease product offering on a stand-alone basis, therefore significant judgment is required to determine the stand-alone selling prices of the lease and maintenance components in order to allocate the consideration on a relative stand-alone selling price basis.

For the lease component, we estimate the stand-alone selling price using the projected cash outflows related to the underlying leased vehicle, net of the estimated disposal proceeds, and a certain targeted return considering the weighted average cost of capital. For the non-lease component of the contract, we estimate the stand-alone selling price of the maintenance component using an expected cost-plus margin approach. The expected costs are based on our historical costs of providing maintenance services in our ChoiceLease arrangements. The margin is based on the historical margin percentages for our full service maintenance contracts in the SelectCare product line, as the maintenance performance obligation in those contracts is similar to maintenance in our ChoiceLease arrangements. Full service maintenance arrangements in SelectCare are priced based on targeted margin percentages for new and used vehicles by type of vehicle (trucks, tractors, and trailers), considering the fixed and variable costs of providing maintenance services.

We recognize maintenance revenue using an input method, consistent with the estimated pattern of the costs to maintain the underlying vehicles. This generally results in the recognition of a contract liability for the portion of the customer's bill allocated to the maintenance service component of the agreement. The non-lease revenue component for maintenance included in lease & related maintenance and rental revenues was $950 million, $909 million and $832 million in 2019, 2018 and 2017, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

The stand-alone price for both the lease and non-lease components could vary in the future based on both external market conditions and our pricing strategies as a result of the market conditions.

Pension Plans. We apply actuarial methods to determine the annual net periodic pension expense and pension plan liabilities on an annual basis, or on an interim basis if there is an event requiring remeasurement. Each December, we review actual experience compared with the assumptions used and make adjustments to our assumptions, if warranted. In determining our annual estimate of periodic pension cost, we are required to make an evaluation of critical factors such as discount rate, expected long-term rate of return on assets, expected increase in compensation levels, retirement rate and mortality. Discount rates are based upon a duration analysis of expected benefit payments and the equivalent average yield for high quality corporate fixed income investments as of our December 31 annual measurement date. In order to estimate the discount rate relevant to our plan, we use models that match projected benefits payments of our primary U.S. plan to coupons and maturities from a hypothetical portfolio of high quality corporate bonds. Long-term rate of return assumptions are based on a review of our asset allocation strategy and long-term expected asset returns. Investment management and other fees paid using plan assets are factored into the determination of asset return assumptions.
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
As part of our strategy to manage future pension costs and net funded status volatility, we regularly assess our pension investment strategy. Our U.S. pension investment policy and strategy seek to reduce the effects of future volatility on the fair value of our pension assets relative to our pension liabilities by increasing our allocation of high quality, longer-term fixed income securities and reducing our allocation of equity investments as the funded status of the plan improves. The composition of our pension assets was 45% equity securities and alternative assets and 55% debt securities and other investments as of December 31, 2019. We continually evaluate our mix of investments between equity and fixed income securities and adjust the composition of our pension assets when appropriate. In 2020, we adjusted our long-term expected rate of return assumption for our primary U.S. plan to 5.10% from 5.40% based on our expected asset mix.
Accounting guidance applicable to pension plans does not require immediate recognition of the effects of a deviation between these assumptions and actual experience or the revision of an estimate. This approach allows the favorable and unfavorable effects that fall within an acceptable range to be netted and included in “Accumulated other comprehensive loss.” We had a pre-tax accumulated actuarial loss of $870 million and $930 million as of December 31, 2019 and 2018, respectively. To the extent the amount of cumulative actuarial gains and losses exceed 10% of the greater of the benefit obligation or plan assets, the excess amount is amortized over the average remaining life expectancy of active participants or the remaining life expectancy of inactive participants if all or almost all of a plan’s participants are inactive. As of December 31, 2019, the amount of the actuarial loss subject to amortization in 2020 and future years is $637 million. We expect to recognize approximately $32 million of the net actuarial loss as a component of pension expense in 2020. The effect on years beyond 2020 will depend substantially upon the actual experience of our plans in future years.
Disclosure of the significant assumptions used in arriving at the 2019 net pension expense is presented in Note 20, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements. A sensitivity analysis of net pension expense to changes in key underlying assumptions for our primary plan, the U.S. pension plan, is presented below:

	Assumed Rate	Change	Impact on 2020 Net Pension Expense	Effect on December 31, 2019 Projected Benefit Obligation
Expected long-term rate of return on assets	5.10%	+/- 0.25	+/- $3.5 million	N/A
Discount rate	3.30%	+/- 0.25	N/M	+/- $54 million

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Self-Insurance Accruals. Self-insurance accruals were $411 million and $358 million as of December 31, 2019 and 2018, respectively. The majority of our self-insurance relates to vehicle liability and workers’ compensation. We use a variety of statistical and actuarial methods that are widely used and accepted in the insurance industry to estimate amounts for claims that have been reported but not paid and claims incurred but not reported. In applying these methods and assessing their results, we consider such factors as frequency and severity of claims, claim development and payment patterns, and changes in the nature of our business, among other factors. Such factors are analyzed for each of our business segments. Our estimates may be impacted by such factors as increases in the market price for medical services, unpredictability of the size of jury awards and limitations inherent in the estimation process. During 2019, 2018, and 2017, we recognized a charge of $18 million, a charge of $1 million, and a benefit of $9 million, respectively, from the development of estimated prior years’ self-insured loss reserves. Based on self-insurance accruals at December 31, 2019, a 5% adverse change in actuarial claim loss estimates would increase operating expense in 2020 by approximately $19 million.

Goodwill Impairment. We assess goodwill for impairment, as described in Note 1, “Summary of Significant Accounting Policies — Goodwill and Other Intangible Assets,” in the Notes to Consolidated Financial Statements, on an annual basis or more often if deemed necessary. As of December 31, 2019, total goodwill was $475 million. To determine whether goodwill is impaired, we are required to assess the fair value of each reporting unit and compare it to its carrying value. A reporting unit is a component of an operating segment for which discrete financial information is available and management regularly reviews its operating performance.
We assess goodwill for impairment on October 1st of each year or more often if deemed necessary. In evaluating goodwill for impairment, we have the option to first assess qualitative factors to determine whether further impairment testing is necessary, such as macroeconomic conditions, changes in our industry and the markets in which we operate, and our market capitalization as well as our reporting units' historical and expected future financial performance. If we conclude that it is more likely than not that a reporting unit's fair value is less than its carrying value or we bypass the optional qualitative assessment, recoverability is assessed by comparing the fair value of the reporting unit with its carrying amount. If a reporting unit's carrying value exceeds its fair value, we will measure any goodwill impairment losses as the amount by which the carrying amount of a reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit.
For quantitative tests, we estimated the fair value of the reporting units using a combination of both an income and market approach. We perform our quantitative impairment test with the assistance of a third-party specialist. Under the market approach, we use a selection of comparable publicly-traded companies that correspond to the reporting unit to derive a market-based multiple. Under the income approach, the fair value of the reporting unit is estimated based on the discounted present value of the projected future cash flows. Rates used to discount cash flows are dependent upon interest rates and the cost of capital based on our industry and capital structure, adjusted for equity and size risk premiums based on market capitalization. Estimates of future cash flows are dependent on our knowledge and experience about past and current events and significant judgments and assumptions about conditions we expect to exist, including revenue growth rates, margins, long-term growth rates, capital requirements, proceeds from the sale of used vehicles, the ability to utilize our tax net operating losses, and the discount rate. Our estimates of cash flows are also based on historical and future operating performance, economic conditions and actions we expect to take. In addition to these factors, our SCS and DTS reporting units are dependent on several key customers or industry sectors. The loss of a key customer may have a significant impact to our SCS or DTS reporting units, causing us to assess whether or not the event resulted in a goodwill impairment loss.
In making our assessments of fair value, we rely on our knowledge and experience about past and current events and assumptions about conditions we expect to exist in the future. These assumptions are based on a number of factors, including future operating performance, economic conditions, actions we expect to take and present value techniques. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment. It is possible that assumptions underlying the impairment analysis will change in such a manner that impairment in value may occur in the future. We conduct additional sensitivity analyses to assess the risk for potential impairment based upon changes in the key assumptions in our goodwill valuation test, including long-term growth rates and discount rates.
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
As a result of a revised forecast and outlook for the FMS NA reporting unit as of December 31, 2019, we performed an additional impairment test. Based on our analysis, we determined that FMS NA goodwill was not impaired as of December 31, 2019. However, the fair value of FMS NA was not substantially in excess of its carrying amount. The estimated fair value of the FMS NA reporting unit exceeded its carrying value by approximately 15% as of December 31, 2019.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

The increase in the estimated fair value of FMS NA in excess of its carrying value as compared to September 30, 2019 is due to improved estimated future cash flows from management actions which moderate future ChoiceLease growth assumptions, lower expected future capital expenditures and improve future profit margins. As of December 31, 2019, there was $244 million of goodwill recorded related to FMS NA.
As the fair value is not substantially in excess of its carrying amount, in the event the financial performance of FMS NA does not meet our expectations in the future; we experience future prolonged market downturns, including in the used vehicle market or a sustained decline in our stock price; or other negative revisions to key assumptions, we may be required to perform additional impairment analyses and could be required to recognize a non-cash goodwill impairment charge. Subsequent to December 31, 2019, we experienced a decline in our market capitalization and if this decline continues for a sustained period of time, we may also be required to perform additional impairment analyses and could be required to recognize a non-cash goodwill impairment charge.
On October 1, 2019, we completed our annual goodwill impairment test for our SCS and DTS related reporting units and determined there was no impairments.

Income Taxes. Our overall tax position is complex and requires careful analysis by management to estimate the expected realization of income tax assets and liabilities.
Tax regulations can require items to be included in the tax return at different times than the items are reflected in the financial statements. As a result, the effective tax rate reflected in the financial statements can be different than that reported in the tax return. Timing differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in the tax return in future years, for which we have already recognized the tax benefit in the financial statements. Deferred tax assets were $1.0 billion and $799 million as of December 31, 2019 and 2018, respectively. We recognize a valuation allowance for deferred tax assets to reduce such assets to amounts expected to be realized. As of December 31, 2019 and 2018, the deferred tax valuation allowance, principally attributed to tax loss carryforwards, was $18 million and $16 million, respectively. In determining the required level of valuation allowance, we consider whether it is more likely than not that all or some portion of deferred tax assets will not be realized. This assessment is based on management’s expectations as to whether sufficient taxable income of an appropriate character will be realized within tax carryback and carryforward periods. Our assessment involves estimates and assumptions about matters that are inherently uncertain, and unanticipated events or circumstances could cause actual results to differ from these estimates. Should we change our estimate of the amount of deferred tax assets that we would be able to realize, an adjustment to the valuation allowance would result in an increase or decrease to the provision for income taxes in the period such a change in estimate was made.
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
A number of years may elapse before a particular matter for which we have established a reserve is audited and finally resolved. The number of years with open tax audits varies depending on the tax jurisdiction. The tax benefit that has been previously reserved because of a failure to meet the “more likely than not” recognition threshold would be recognized in our income tax expense in the first interim period when the uncertainty is resolved under any one of the following conditions: (1) the tax position has been determined to be “more likely than not” of being sustained, (2) the tax position, amount and/or timing is ultimately settled through negotiation or litigation, or (3) the statutes of limitations for the tax position has expired. See Note 12, “Income Taxes,” in the Notes to Consolidated Financial Statements for further discussion.
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
Specifically, we refer to the following non-GAAP financial measures in this Form 10-K:

Non-GAAP Financial Measure	Comparable GAAP Measure
Operating Revenue Measures:
Operating Revenue	Total Revenue
FMS Operating Revenue	FMS Total Revenue
SCS Operating Revenue	SCS Total Revenue
DTS Operating Revenue	DTS Total Revenue
FMS EBT as a % of FMS Operating Revenue	FMS EBT as a % of FMS Total Revenue
SCS EBT as a % of SCS Operating Revenue	SCS EBT as a % of SCS Total Revenue
DTS EBT as a % of DTS Operating Revenue	DTS EBT as a % of DTS Total Revenue
Comparable Earnings Measures:
Comparable Earnings (Loss) Before Income Tax	Earnings (Loss) Before Income Tax
Comparable Earnings (Loss)	Earnings (Loss) from Continuing Operations
Comparable EPS	EPS from Continuing Operations
Comparable Tax Rate	Effective Tax Rate from Continuing Operations
Adjusted Return on Equity (ROE)
Not Applicable. However, non-GAAP elements of the calculation have been reconciled to the corresponding GAAP measures. A numerical reconciliation of net earnings to adjusted net earnings and average shareholders' equity to adjusted average equity is provided in the following reconciliations.

Adjusted Return on Capital (ROC)
Not Applicable. However, non-GAAP elements of the calculation have been reconciled to the corresponding GAAP measures. A numerical reconciliation of net earnings to adjusted net earnings and average total debt and average shareholders' equity to adjusted average total capital is provided in the following reconciliations.

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

Operating Revenue Measures:
Operating Revenue FMS Operating Revenue SCS Operating Revenue DTS Operating Revenue FMS EBT as a % of FMS Operating Revenue SCS EBT as a % of SCS Operating Revenue DTS EBT as a % of DTS Operating Revenue
Operating revenue is defined as total revenue for Ryder System, Inc. or each business segment (FMS, SCS and DTS) excluding any (1) fuel and (2) subcontracted transportation. We believe operating revenue provides useful information to investors as we use it to evaluate the operating performance of our core businesses and as a measure of sales activity at the consolidated level for Ryder System, Inc., as well as for each of our business segments. We also use segment EBT as a percentage of segment operating revenue for each business segment for the same reason. Note: FMS EBT, SCS EBT and DTS EBT, our primary measures of segment performance, are not non-GAAP measures.

Fuel: We exclude FMS, SCS and DTS fuel from the calculation of our operating revenue measures, as fuel is an ancillary service that we provide our customers, which is impacted by fluctuations in market fuel prices and the costs are largely a pass-through to our customers, resulting in minimal changes in our profitability during periods of steady market fuel prices. However, profitability may be positively or negatively impacted by rapid changes in market fuel prices during a short period of time, as customer pricing for fuel services is established based on trailing market fuel costs.

Subcontracted transportation: We also exclude subcontracted transportation from the calculation of our operating revenue measures, as these services are also typically a pass-through to our customers and, therefore, fluctuations result in minimal changes to our profitability. While our SCS and DTS business segments subcontract certain transportation services to third party providers, our FMS business segment does not engage in subcontracted transportation and, therefore, this item is not applicable to FMS.

Comparable Earnings Measures:

Comparable Earnings (Loss) before Income Taxes (EBT)

Comparable Earnings (Loss)

Comparable earnings (loss) per diluted common share (EPS)

Comparable Tax Rate

Adjusted Return on Equity (ROE)

Adjusted Return on Capital (ROC)

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

Non-operating pension costs: Our comparable earnings measures exclude non-operating pension costs, which include the amortization of net actuarial loss and prior service cost, interest cost and expected return on plan assets components of pension and postretirement benefit costs, as well as a settlement or curtailment of a plan. We exclude non-operating pension costs because we consider these to be impacted by financial market performance and outside the operational performance of our business.

Other Items Impacting Comparability: Our comparable and adjusted earnings measures also exclude other significant items that are not representative of our business operations as detailed in the reconciliation table below. These other significant items vary from period to period and, in some periods, there may be no such significant items.

Calculation of comparable tax rate: The comparable provision for income taxes is computed using the same methodology as the GAAP provision for income taxes. Income tax effects of non-GAAP adjustments are calculated based on the statutory tax rates of the jurisdictions to which the non-GAAP adjustments relate.

Adjusted ROE: Adjusted ROE is defined as adjusted net earnings divided by adjusted average shareholders' equity and represents the rate of return on shareholders' investment. Other items impacting comparability described above are excluded, as applicable, from the calculation of net earnings and average shareholders' equity. We use adjusted ROE as an internal measure of how effectively we use the owned capital invested in our operations.

Adjusted ROC: Adjusted ROC is defined as adjusted net earnings divided by average total capital and represents the rate of return generated by the capital deployed in our business. Other items impacting comparability described above are excluded, as applicable, from the calculation of net earnings and average shareholders' equity (a component of average total capital).We use adjusted ROC as an internal measure of how effectively we use the capital invested (borrowed or owned) in our operations.

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

Total Cash Generated: Total cash generated is defined as the sum of (1) net cash provided by operating activities, (2) net cash provided by the sale of revenue earning equipment, (3) net cash provided by the sale of operating property and equipment, and (4) other cash inflows from investing activities. We believe total cash generated is an important measure of total cash flows generated from our ongoing business activities.

Free Cash Flow: We refer to the net amount of cash generated from operating activities and investing activities (excluding acquisitions) from continuing operations as “free cash flow”. We calculate free cash flow as the sum of (1) net cash provided by operating activities, (2) net cash provided by the sale of revenue earning equipment, (3) net cash provided by the sale of operating property and equipment, and (4) other cash inflows from investing activities, less (5) purchases of property and revenue earning equipment. We believe free cash flow provides investors with an important perspective on the cash available for debt service and for shareholders, after making capital investments required to support ongoing business operations. Our calculation of free cash flow may be different from the calculation used by other companies and, therefore, comparability may be limited.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

The following table provides a reconciliation of GAAP earnings (loss) before taxes (EBT), earnings (loss), and earnings (loss) per diluted share (Diluted EPS) from continuing operations to comparable EBT, comparable earnings and comparable EPS from continuing operations. Certain items included in EBT, earnings and diluted EPS from continuing operations have been excluded from our comparable EBT, comparable earnings and comparable diluted EPS measures. The following table lists a summary of these items, which are discussed in more detail throughout our MD&A and within the Notes to Consolidated Financial Statements:

	Continuing Operations
	Years ended December 31,
	2019	2018	2017	2016	2015
	(In thousands, except per share amounts)
EBT	$(42,271)	$389,469	$296,436	$407,256	$469,215
Non-operating pension costs (1)	60,406	7,541	27,741	29,943	17,797
Restructuring and other, net (2)	35,308	5,597	17,265	5,074	18,068
ERP implementation costs (2)	21,260	742	—	—	—
Goodwill impairment (3)	—	15,513	—	—	—
Tax reform-related and other tax adjustments, net (4), (5)	—	—	23,278	—	—
Pension-related adjustments (1)	—	—	5,454	7,650	(509)
Operating tax adjustment (4)	—	—	2,205	—	—
Gain on sale of property (6)	(18,614)	—	(24,122)	—	—
Comparable EBT	$56,089	$418,862	$348,257	$449,923	$504,571

Earnings (loss)	$(23,272)	$286,922	$720,101	$265,232	$305,989
Non-operating pension costs (1)	44,852	4,685	16,034	17,518	10,136
Restructuring and other, net (2)	26,532	4,475	9,231	3,513	12,782
ERP implementation costs (2)	15,779	550	—	—	—
Goodwill impairment (3)	—	15,513	—	—	—
Tax reform-related and other tax adjustments, net (4), (5)	3,508	10,038	(512,234)	—	—
Uncertain tax position (5)	—	(4,382)	—	—	—
Pension-related adjustments (1)	—	—	3,303	4,817	(309)
Operating tax adjustment (4)	—	—	1,677	—	—
Gain on sale of property (6)	(13,845)	—	(14,769)	—	—
Tax law changes (5)	—	(3,020)	1,844	—	(2,113)
Comparable Earnings (7)	$53,554	$314,781	$225,187	$291,080	$326,485

Diluted EPS	$(0.45)	$5.43	$13.54	$4.95	$5.73
Non-operating pension costs (1)	0.85	0.09	0.31	0.33	0.19
Restructuring and other, net (2)	0.51	0.08	0.15	0.06	0.23
ERP implementation costs (2)	0.30	0.01	—	—	—
Goodwill impairment (3)	—	0.29	—	—	—
Tax reform-related and other tax adjustments, net (4), (5)	0.06	0.19	(9.62)	—	—
Uncertain tax position (5)	—	(0.08)	—	—	—
Pension-related adjustments (1)	—	—	0.06	0.09	(0.01)
Operating tax adjustment (4)	—	—	0.03	—	—
Gain on sale of property (6)	(0.26)	—	(0.27)	—	—
Tax law changes (5)	—	(0.06)	0.03	—	(0.04)
Comparable EPS (7)	$1.01	$5.95	$4.23	$5.43	$6.10

____________________

(1)	Refer to Note 20, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements for additional information.

(2)	Refer to Note 5, “Restructuring and Other Items, Net,” in the Notes to Consolidated Financial Statements for additional information.

(3)	Refer to Note 9, "Goodwill,” in the Notes to Consolidated Financial Statements for additional information.

(4)	Refer to Note 22, “Other Items Impacting Comparability,” in the Notes to Consolidated Financial Statements for additional information.

(5)	Refer to Note 12, “Income Taxes,” in the Notes to Consolidated Financial Statements for additional information.

(6)	Refer to Note 25, "Miscellaneous Income, Net," in the Notes to Consolidated Financial Statements for additional information.

(7)	Refer to the reconciliation of the comparable provision for income taxes table below for information on the tax impact on our comparable earnings measures.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

The following table provides a reconciliation of the provision for income taxes to the comparable provision for income taxes:

	Years ended December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Benefit from (provision for) income taxes (1), (2)	$18,999	$(102,547)	$423,665	$(142,024)	$(163,226)
Income tax effects of non-GAAP adjustments (1)	(25,042)	(11,572)	(11,223)	(16,819)	(14,860)
Tax reform-related and other tax adjustments, net (1), (2)	3,508	10,038	(535,512)	—	—
Comparable provision for income taxes (1)	$(2,535)	$(104,081)	$(123,070)	$(158,843)	$(178,086)
_________________

(1)
The comparable provision for income taxes is computed using the same methodology as the GAAP provision of income taxes. Income tax effects of non-GAAP adjustments are calculated based on statutory tax rates of the jurisdictions to which the non-GAAP adjustments related.

(2)	2017 amounts reflect a tax benefit as a result of the 2017 Tax Cuts and Jobs Act. Refer to Note 12 , "Income Taxes ," in the Notes to Consolidated Financial Statements for additional information.

The following table provides a numerical reconciliation of net cash provided by operating activities to total cash generated and to free cash flow:

	Years ended December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Net cash provided by operating activities	$2,140,539	$1,717,993	$1,628,098	$1,601,022	$1,441,788
Sales of revenue earning equipment (1)	465,705	379,716	376,743	414,249	423,605
Sales of operating property and equipment (1)	52,276	16,606	52,257	7,051	3,891
Collections on direct finance leases (2)	—	—	—	76,510	70,980
Total cash generated	2,658,520	2,114,315	2,057,098	2,098,832	1,940,264
Purchases of property and revenue earning equipment	(3,735,174)	(3,050,409)	(1,860,436)	(1,905,157)	(2,667,978)
Free cash flow	$(1,076,654)	$(936,094)	$196,662	$193,675	$(727,714)

Memo:
Net cash used in investing activities	$(3,217,193)	$(2,821,459)	$(1,438,676)	$(1,407,347)	$(2,161,355)
Net cash provided by (used in) financing activities	$1,084,139	$1,085,515	$(162,055)	$(185,922)	$731,485
_________________

(1)	Included in cash flows from investing activities.

(2)	Included in cash flows from investing activities for periods prior to January 1, 2017 as a result of the adoption of the new leasing standard in 2019.

The following table provides a numerical reconciliation of total revenue to operating revenue:

	Years ended December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Total revenue	$8,925,801	$8,413,946	$7,280,074	$6,758,138	$6,571,893
Subcontracted transportation	(854,149)	(836,991)	(546,369)	(338,716)	(288,082)
Fuel	(847,320)	(878,839)	(711,200)	(628,525)	(722,734)
Operating revenue	$7,224,332	$6,698,116	6,022,505	$5,790,897	$5,561,077

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

The following table provides a reconciliation of FMS total revenue to FMS operating revenue:

	Years ended December 31,
	2019	2018	2017
	(In thousands)
FMS total revenue	$5,571,403	$5,258,693	$4,716,541
Fuel (1)	(816,362)	(847,655)	(689,809)
FMS operating revenue	$4,755,041	$4,411,038	$4,026,732

FMS EBT	$(70,274)	$340,038	$295,618
FMS EBT as a % of FMS total revenue	(1.3)%	6.5%	6.3%
FMS EBT as a % of FMS operating revenue	(1.5)%	7.7%	7.3%
————————————

(1)	Includes intercompany fuel sales from FMS to DTS and SCS.

The following table provides a reconciliation of SCS total revenue to SCS operating revenue:

	Years ended December 31,
	2019	2018	2017
	(In thousands)
SCS total revenue	$2,551,271	$2,398,144	$1,937,352
Subcontracted transportation	(554,678)	(521,028)	(354,644)
Fuel	(116,628)	(111,780)	(75,160)
SCS operating revenue	$1,879,965	$1,765,336	$1,507,548

SCS EBT	$145,060	$130,262	$98,825
SCS EBT as a % of SCS total revenue	5.7%	5.4%	5.1%
SCS EBT as a % of SCS operating revenue	7.7%	7.4%	6.6%

The following table provides a reconciliation of DTS total revenue to DTS operating revenue:

	Years ended December 31,
	2019	2018	2017
	(In thousands)
DTS total revenue	$1,417,483	$1,333,313	$1,095,645
Subcontracted transportation	(299,471)	(315,963)	(191,725)
Fuel	(145,318)	(146,813)	(114,626)
DTS operating revenue	$972,694	$870,537	$789,294

DTS EBT	$81,149	$61,236	$55,346
DTS EBT as a % of DTS total revenue	5.7%	4.6%	5.1%
DTS EBT as a % of DTS operating revenue	8.3%	7.0%	7.0%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

The following tables provide numerical reconciliations of net earnings to adjusted net earnings and average shareholders' equity to adjusted average shareholders' equity (Adjusted ROE), and of net earnings to adjusted net earnings and average total debt and average shareholders' equity to adjusted average total capital (Adjusted ROC), and of the non-GAAP elements used to calculate the adjusted return on equity and adjusted return on capital to the corresponding GAAP measures:

Adjusted Return on Equity

	Years ended December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Net earnings (loss) (1)	$(24,410)	$284,613	$719,644	$263,069	$304,768
Other items impacting comparability, net (2)	37,954	21,852	24,080	12,585	17,559
Income taxes	(18,951)	102,695	(423,145)	141,906	163,649
Adjusted earnings (loss) before income taxes	(5,407)	409,160	320,579	417,560	485,976
Adjusted income taxes (3)	12,972	(101,373)	(111,884)	(146,567)	(171,021)
Adjusted net earnings (loss) for adjusted return on equity [A]	$7,565	$307,787	$208,695	$270,993	$314,955

Average shareholders’ equity	$2,532,875	$2,492,956	$1,983,736	$2,053,039	$1,894,917
Average adjustments to shareholders’ equity (4)	14,988	(78,431)	(98,794)	1,728	10,843
Adjusted average shareholders’ equity [B]	$2,547,863	$2,414,525	$1,884,942	$2,054,767	$1,905,760
Adjusted return on equity [A/B]	0.3%	12.7%	11.1%	13.2%	16.5%

Adjusted Return on Capital

	Years ended December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Net earnings (loss) (1)	$(24,410)	$284,613	$719,644	$263,069	$304,768
Other items impacting comparability, net (2)	37,954	21,852	24,080	12,585	17,559
Income taxes	(18,951)	102,695	(423,145)	141,906	163,649
Adjusted earnings (loss) before income taxes	(5,407)	409,160	320,579	417,560	485,976
Adjusted interest expense (5)	241,478	180,648	142,051	148,043	150,640
Adjusted income taxes (6)	(43,164)	(146,335)	(161,891)	(198,531)	(224,033)
Adjusted net earnings (loss) for adjusted return on capital [A]	$192,907	$443,473	$300,739	$367,072	$412,583

Average total debt	$7,427,218	$6,025,260	$5,394,752	$5,549,458	$5,177,012
Average off-balance sheet debt	—	—	—	1,472	1,467
Average shareholders’ equity	2,532,875	2,492,956	1,983,736	2,053,039	1,894,917
Average adjustments to shareholders’ equity (4)	14,988	(78,431)	(98,794)	1,728	10,843
Adjusted average total capital [B]	$9,975,081	$8,439,785	$7,279,694	$7,605,697	$7,084,239
Adjusted return on capital [A]/[B]	1.9%	5.2%	4.2%	4.8%	5.8%
________________

(1)	2017 amounts reflect a tax benefit as a result of the 2017 Tax Cuts and Jobs Act. Refer to Note 12 , "Income Taxes ," in the Notes to Consolidated Financial Statements for additional information.

(2)	Refer to the table above which discusses items excluded from our segment EBT measure and their classification within our Consolidated Statements of Earnings.

(3)	Represents the tax provision on adjusted net earnings before income taxes.

(4)	Represents the impact of other items impacting comparability, net of tax, to equity for the respective period.

(5)	Represents reported interest expense plus imputed interest on off-balance sheet obligations.

(6)	Represents provision for income taxes plus income taxes on other items impacting comparability and adjusted interest expense.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

The following table provides a numerical reconciliation of forecasted net cash provided by operating activities to forecasted total cash generated and forecasted free cash flow for 2020:

2020
(In thousands)
Net cash provided by operating activities	$2,130,000
Sales of revenue earning equipment (1)	430,000
Total cash generated	2,560,000
Purchases of property and revenue earning equipment (1)	(2,210,000)
Forecasted free cash flow	$350,000
————————————

(1)	Included in cash flows from investing activities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Forward-looking statements (within the meaning of the Federal Private Securities Litigation Reform Act of 1995) are statements that relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends concerning matters that are not historical facts. These statements are often preceded by or include the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “could,” “should” or similar expressions. This Annual Report contains forward-looking statements including, but not limited to, statements regarding:

•	our expectations in our FMS business segment regarding anticipated ChoiceLease revenue and fleet growth and commercial rental revenue and demand;

•	our expectations in our SCS and DTS business segments regarding anticipated operating revenue trends, sales activity and growth rates;

•	our expectations of the long-term residual values of revenue earning equipment;

•	the anticipated increase in NLE vehicles in inventory through the end of the year;

•	the expected pricing and inventory levels for used vehicles;

•	our expectations of operating cash flow, free cash flow, and capital expenditures through the end of 2020;

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

•
our expected level of use and availability of outside funding sources, anticipated future payments under debt and lease agreements, and risk of losses resulting from counterparty default under hedging and derivative agreements;

•	the anticipated impact of fuel price and exchange rate fluctuations;

•	our expectations as to return on pension plan assets, future pension expense and estimated contributions;

•	our expectations regarding the scope and anticipated outcomes with respect to certain claims, proceedings and lawsuits;

•	the ultimate disposition of estimated environmental liabilities;

•	our expectations about the need to repatriate foreign cash to the U.S.;

•	our ability to access commercial paper and other available debt financing in the capital markets;

•	our expected cost savings from workforce reductions and restructuring actions;

•	the size and impact of our strategic investments;

•	our expectations regarding restructuring charges;

•	the status of our unrecognized tax benefits related to the U.S. federal, state and foreign tax positions;

•	our estimates for self-insurance loss reserves;

•	our expectations regarding the completion and ultimate outcome of certain tax audits; and

•	the anticipated impact of recent accounting pronouncements.

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

◦	Competition from other service providers, some of which have greater capital resources or lower capital costs, or from our customers, who may choose to provide services themselves.

◦	Continued consolidation in the markets in which we operate which may create large competitors with greater financial resources.

◦	Our inability to maintain current pricing levels due to economic conditions, demand for services, customer acceptance or competition.

•	Profitability:

◦	Our inability to obtain adequate profit margins for our services.

◦	Lower than expected sales volumes or customer retention levels.

◦	Decreases in commercial rental fleet utilization and pricing.

◦	Lower than expected used vehicle sales pricing levels and fluctuations in the anticipated proportion of retail versus wholesale sales.

◦	Loss of key customers in our DTS and SCS business segments.

◦	Our inability to adapt our product offerings to meet changing consumer preferences on a cost-effective basis.

◦	The inability of our legacy information technology systems to provide timely access to data.

◦	Sudden changes in fuel prices and fuel shortages.

◦	Higher prices for vehicles, diesel engines and fuel as a result of new environmental standards.

◦	Higher than expected maintenance costs and lower than expected benefits associated with our maintenance initiatives.

◦	Our inability to successfully execute our asset management initiatives, maintain our fleet at normalized levels and right-size our fleet in line with demand.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

◦	Our key assumptions and pricing structure of our DTS and SCS contracts prove to be inaccurate.

◦	Increased unionizing, labor strikes and work stoppages.

◦
Difficulties in attracting and retaining drivers and technicians due to driver and technician shortages, which may result in higher costs to procure drivers and technicians and higher turnover rates affecting our customers.

◦	Our inability to manage our cost structure.

◦	Our inability to limit our exposure for customer claims.

◦	Unfavorable or unanticipated outcomes in legal or regulatory proceedings or uncertain positions.

◦	Business interruptions or expenditures due to severe weather or natural occurrences.

•	Financing Concerns:

◦	Higher borrowing costs.

◦	Unanticipated interest rate and currency exchange rate fluctuations.

◦	Negative funding status of our pension plans caused by lower than expected returns on invested assets and unanticipated changes in interest rates.

◦	Withdrawal liability as a result of our participation in multi-employer plans.

◦	Instability in U.S. and worldwide credit markets, resulting in higher borrowing costs and/or reduced access to credit.

•	Accounting Matters:

◦	Reductions in residual values or useful lives of revenue earning equipment.

◦	Increases in compensation levels, retirement rate and mortality resulting in higher pension expense; regulatory changes affecting pension estimates, accruals and expenses.

◦	Changes in accounting rules, assumptions and accruals.

◦	Difficulties and delays in implementing our Enterprise Resource Planning system and related processes.

•	Other risks detailed from time to time in our SEC filings, including in “Item 1A.-Risk Factors” of this Annual Report.
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
Management assessed the effectiveness of Ryder’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control — Integrated Framework (2013).” Based on our assessment and those criteria, management determined that Ryder maintained effective internal control over financial reporting as of December 31, 2019.
Ryder’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of Ryder’s internal control over financial reporting as of December 31, 2019. Their report appears on the subsequent page.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Ryder System, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Ryder System, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of earnings, of comprehensive income, of shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Earning Equipment - Residual Values
As described in Notes 1 and 7 to the consolidated financial statements, the net carrying amount of revenue earning equipment was $10.4 billion as of December 31, 2019. Depreciation expense was $1.9 billion primarily related to Fleet Management Solutions (FMS) revenue earning equipment. Revenue earning equipment, comprised of vehicles, is initially recorded at cost inclusive of vendor rebates. The provision for depreciation is computed using the straight-line method. Management periodically reviews and adjusts, as appropriate, the estimated residual values and useful lives of revenue earning equipment. Management’s review of the estimated residual values and useful lives is established with a long-term view based on vehicle class, generally subcategories of trucks, tractors and trailers by weight and usage, as well as other factors, including but not limited to historical market price trends, current and expected future market prices, expected lives of vehicles, and expected sales of used vehicles in the wholesale and retail markets.
The principal considerations for our determination that performing procedures relating to revenue earning equipment - residual values is a critical audit matter are there was significant judgment by management when estimating residual values. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and in evaluating the significant judgment by management in estimating residual values, including the Company’s historical market price trends, current and expected future market prices, and expected sales of used vehicles in the wholesale and retail markets.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s assessment of, and related adjustments to, the estimated residual values of revenue earning equipment. These procedures also included, among others (i) testing management’s process for developing the estimated residual values of revenue earning equipment, (ii) testing the accuracy of the Company’s historical used vehicle sales data, (iii) assessing management’s estimates of current and expected future market prices of used vehicles and management’s assumptions about the expected sales of used vehicles in the wholesale and retail markets, and (iv) testing the calculation of the adjustment to depreciation expense based on updated estimated residual values. Evaluating management’s assumptions related to expected future market prices of used vehicles and the expected sales of used vehicles in the wholesale and retail markets involved evaluating whether the assumptions used were reasonable considering (i) past trends in the used vehicle sales market, (ii) the consistency with external market and industry data, and (iii) whether they were consistent with evidence obtained in other areas of the audit.
Goodwill Impairment Assessment - FMS North America Reporting Unit
As described in Notes 1 and 9 to the consolidated financial statements, the Company’s consolidated goodwill balance was $475 million as of December 31, 2019, and the goodwill associated with the FMS North America (FMS NA) reporting unit was $244 million. Goodwill is tested for impairment at least annually as of October 1 of each year, or more frequently if events or circumstances indicate the carrying value of goodwill may be impaired. If management concludes that it is more likely than not that a reporting unit's fair value is less than its carrying value or if management bypasses the optional qualitative assessment, recoverability of goodwill is assessed by comparing the fair value of the reporting unit with its carrying amount. If a reporting unit’s carrying value exceeds its fair value, management will measure any goodwill impairment loss as the amount by which the carrying amount of a reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit. In both the third and fourth quarter of 2019, management performed impairment tests of the FMS NA reporting unit. Fair value for the FMS NA reporting unit was determined based on a discounted future cash flow model (income approach) and the application of current market multiples for comparable publicly-traded companies (market approach). Under the income approach, the fair value of the FMS NA reporting unit is estimated based on the discounted present value of the projected future cash flows. Management’s cash flow projections for the FMS NA reporting unit included significant judgments and assumptions, including revenue growth rates, margins, long-term growth rates, capital requirements, proceeds from the sale of used vehicles, the ability to utilize tax net operating losses, and the discount rate. Under the market approach, management uses a selection of comparable publicly-traded companies that correspond to the FMS NA reporting unit to derive a market-based multiple.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the FMS NA reporting unit is a critical audit matter are there was significant judgment by management when developing the fair value measurement of the reporting unit. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating the audit evidence obtained relating to management’s valuation models and significant assumptions, including revenue growth rates, margins, and the discount rate. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Company’s FMS NA reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimate, (ii) evaluating the appropriateness of the valuation models, (iii) testing the completeness and accuracy of underlying data used in the models, and (iv) evaluating the significant assumptions used by management, including the revenue growth rates, margins, and discount rate. Evaluating management’s assumptions related to revenue growth rates and margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s valuation models and certain significant assumptions, including the discount rate.
Revenue Recognition - Stand-alone Selling Price of the Lease Component of the ChoiceLease Product Line
Revenue from the ChoiceLease product line makes up a significant portion of the lease & related maintenance and rental revenues of $3.8 billion. As described in Note 1 to the consolidated financial statements, contract consideration for the ChoiceLease product line arrangements is allocated between the lease component and non-lease component based on management’s best estimate of the relative stand-alone selling price of each component. The ChoiceLease product line includes the lease of a vehicle (lease component) and the maintenance and other services (non-lease component). The Company does not sell the components of their ChoiceLease product offering on a stand-alone basis; therefore, significant judgment is required to determine the stand-alone selling prices of the lease and maintenance components in order to allocate the consideration on a relative stand-alone selling price basis. The stand-alone selling price of the lease component is estimated using the projected cash outflows related to the underlying leased vehicle, net of the estimated disposal proceeds, and a certain targeted return considering the weighted average cost of capital.
The principal considerations for our determination that performing procedures relating to revenue recognition - stand-alone selling price of the lease component of the ChoiceLease product line is a critical audit matter are there was significant judgment by management when developing the estimated stand-alone selling price of the lease component. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating the audit evidence obtained relating to management’s estimated projected cash outflows related to the underlying leased vehicle, specifically the estimated disposal proceeds and the weighted average cost of capital. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process for the ChoiceLease product line, including controls over the estimation of the stand-alone selling price of the lease component. These procedures also included, among others, testing management’s process for estimating the stand-alone selling price of the lease component, which included evaluating the reasonableness of significant assumptions used in the estimated projected cash outflows at contract initiation, specifically the estimated disposal proceeds of the underlying leased vehicle and the weighted average cost of capital. Evaluating management’s assumptions related to estimated disposal proceeds of the underlying leased vehicle involved evaluating whether the assumptions used by management were reasonable considering (i) past trends in the used vehicle sales market, (ii) the consistency with external market and industry data, and (iii)

whether they were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the weighted average of cost of capital assumption.

/s/ PricewaterhouseCoopers LLP
Miami, Florida
February 27, 2020
We have served as the Company’s auditor since 2006.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Years ended December 31,
	2019	2018	2017
	(In thousands, except per share amounts)
Lease & related maintenance and rental revenues	$3,784,744	$3,512,867	$3,220,705
Services revenue	4,555,692	4,280,834	3,538,869
Fuel services revenue	585,365	620,245	520,500
Total revenues	8,925,801	8,413,946	7,280,074

Cost of lease & related maintenance and rental	3,103,703	2,555,358	2,353,209
Cost of services	3,879,863	3,663,348	2,977,426
Cost of fuel services	571,658	605,613	507,440
Other operating expenses	121,980	123,964	115,019
Selling, general and administrative expenses	907,449	849,410	870,918
Non-operating pension costs	60,406	7,541	27,741
Used vehicle sales, net	58,706	22,325	16,989
Interest expense	241,381	180,488	141,876
Miscellaneous (income) loss, net	(33,642)	(5,422)	(44,245)
Restructuring and other items, net	56,568	21,852	17,265
	8,968,072	8,024,477	6,983,638

Earnings (loss) from continuing operations before income taxes	(42,271)	389,469	296,436
Provision for (benefit from) income taxes	(18,999)	102,547	(423,665)
Earnings (loss) from continuing operations	(23,272)	286,922	720,101
Loss from discontinued operations, net of tax	(1,138)	(2,309)	(457)
Net earnings (loss)	$(24,410)	$284,613	$719,644

Earnings (loss) per common share — Basic
Continuing operations	$(0.45)	$5.46	$13.64
Discontinued operations	(0.03)	(0.04)	(0.01)
Net earnings (loss)	$(0.47)	$5.41	$13.63
Earnings (loss) per common share — Diluted
Continuing operations	$(0.45)	$5.43	$13.54
Discontinued operations	(0.03)	(0.04)	(0.01)
Net earnings (loss)	$(0.47)	$5.38	$13.53

See accompanying notes to consolidated financial statements.

Note: EPS amounts may not be additive due to rounding.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
	2019	2018	2017
	(In thousands)
Net earnings (loss)	$(24,410)	$284,613	$719,644

Other comprehensive income (loss):

Changes in cumulative translation adjustment and other	30,681	(55,940)	62,837

Amortization of pension and postretirement items	30,305	27,499	31,520
Income tax expense related to amortization of pension and postretirement items	(7,059)	(6,422)	(11,034)
Amortization of pension and postretirement items, net of tax	23,246	21,077	20,486

Reclassification of net actuarial loss due to pension settlement	34,974	—	—
Change in net actuarial loss and prior service cost	(7,609)	(83,695)	49,680
Income tax benefit (expense) related to pension settlement and change in net actuarial loss and prior service cost	(6,149)	18,327	(9,807)
Change in net actuarial loss and prior service cost, net of taxes	21,216	(65,368)	39,873

Other comprehensive income (loss), net of taxes	75,143	(100,231)	123,196

Comprehensive income	$50,733	$184,382	$842,840

See accompanying notes to consolidated financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
	(In thousands, except share amounts)
Assets:
Current assets:
Cash and cash equivalents	$73,584	$68,111
Receivables, net	1,228,490	1,242,058
Inventories	80,822	79,228
Prepaid expenses and other current assets	179,155	178,313
Total current assets	1,562,051	1,567,710
Revenue earning equipment, net	10,427,664	9,415,961
Operating property and equipment, net	917,799	862,054
Goodwill	475,025	475,206
Intangible assets, net	50,905	59,075
Sales-type leases and other assets	1,041,890	967,802
Total assets	$14,475,334	$13,347,808

Liabilities and shareholders’ equity:
Current liabilities:
Short-term debt and current portion of long-term debt	$1,154,564	$937,131
Accounts payable	594,712	731,876
Accrued expenses and other current liabilities	876,077	847,739
Total current liabilities	2,625,353	2,516,746
Long-term debt	6,770,224	5,712,146
Other non-current liabilities	1,442,003	1,402,625
Deferred income taxes	1,161,444	1,179,723
Total liabilities	11,999,024	10,811,240

Commitments and contingencies (Note 23)
Shareholders’ equity:
Preferred stock, no par value per share — authorized, 3,800,917; none outstanding, December 31, 2019 and 2018	—	—
Common stock, $0.50 par value per share — authorized, 400,000,000; outstanding, December 31, 2019 — 53,278,316 and December 31, 2018 — 53,116,485	26,639	26,559
Additional paid-in capital	1,108,649	1,084,391
Retained earnings	2,177,513	2,337,252
Accumulated other comprehensive loss	(836,491)	(911,634)
Total shareholders’ equity	2,476,310	2,536,568
Total liabilities and shareholders’ equity	$14,475,334	$13,347,808
See accompanying notes to consolidated financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2019	2018	2017
	(In thousands)
Cash flows from operating activities from continuing operations:
Net earnings (loss)	$(24,410)	$284,613	$719,644
Less: Loss from discontinued operations, net of tax	(1,138)	(2,309)	(457)
Earnings (loss) from continuing operations	(23,272)	286,922	720,101
Depreciation expense	1,878,929	1,388,570	1,257,681
Goodwill impairment charge	—	15,513	—
Used vehicle sales, net	58,706	22,325	16,989
Amortization expense and other non-cash charges, net	101,289	67,936	41,039
Non-cash lease expense	85,835	81,070	67,783
Non-operating pension costs and share-based compensation expense	86,234	32,493	46,708
Deferred income tax expense (benefit)	(32,331)	108,895	(446,219)
Collections on sales-type leases	121,201	82,803	81,015
Changes in operating assets and liabilities, net of acquisitions:
Receivables	27,149	(193,144)	(178,861)
Inventories	(1,334)	(5,782)	(3,296)
Prepaid expenses and other assets	(65,185)	(84,727)	(95,809)
Accounts payable	(26,596)	16,869	66,149
Accrued expenses and other non-current liabilities	(70,086)	(101,750)	54,818
Net cash provided by operating activities from continuing operations	2,140,539	1,717,993	1,628,098

Cash flows from investing activities from continuing operations:
Purchases of property and revenue earning equipment	(3,735,174)	(3,050,409)	(1,860,436)
Sales of revenue earning equipment	465,705	379,716	376,743
Sales of operating property and equipment	52,276	16,606	52,257
Acquisitions, net of cash acquired	—	(167,372)	(7,240)
Net cash used in investing activities from continuing operations	(3,217,193)	(2,821,459)	(1,438,676)

Cash flows from financing activities from continuing operations:
Net borrowings (repayments) of commercial paper and revolving credit facilities	(18,033)	51,888	89,519
Debt proceeds	2,636,095	1,970,620	873,302
Debt repaid	(1,392,891)	(805,739)	(969,517)
Dividends on common stock	(116,469)	(111,864)	(95,813)
Common stock issued	8,216	17,020	20,508
Common stock repurchased	(27,686)	(30,810)	(78,316)
Debt issuance costs and other items	(5,093)	(5,600)	(1,738)
Net cash provided by (used in) financing activities from continuing operations	1,084,139	1,085,515	(162,055)

Effect of exchange rates on cash, cash equivalents, and restricted cash	(4,272)	4,694	(5,539)
Increase (decrease) increase in cash, cash equivalents, and restricted cash from continuing operations	3,213	(13,257)	21,828
Increase (decrease) in cash, cash equivalents, and restricted cash from discontinued operations	2,260	(1,654)	(1,445)
Increase (decrease) in cash, cash equivalents, and restricted cash	5,473	(14,911)	20,383
Cash, cash equivalents, and restricted cash at January 1	68,111	83,022	62,639
Cash, cash equivalents, and restricted cash at December 31	$73,584	$68,111	$83,022

See accompanying notes to consolidated financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Amount	Shares	Par				Total
	(In thousands, except share amounts)
Balance at January 1, 2017	$—	53,463,118	$26,732	$1,032,549	$1,832,407	$(834,032)	$2,057,656
Adoption of new lease accounting standard (see Note 2)	—	—	—	—	(312,571)	—	(312,571)
Comprehensive income	—	—	—	—	719,644	123,196	842,840
Common stock dividends declared —$1.80 per share	—	—	—	—	(95,507)	—	(95,507)
Common stock issued under employee stock option and stock purchase plans (1)	—	578,847	289	20,200	—	—	20,489
Benefit plan stock (purchases) sales (2)	—	250	—	19	—	—	19
Common stock repurchases	—	(1,086,901)	(543)	(20,718)	(57,055)	—	(78,316)
Share-based compensation	—	—	—	18,967	—	—	18,967
Balance at December 31, 2017	—	52,955,314	26,478	1,051,017	2,086,918	(710,836)	2,453,577
Comprehensive income	—	—	—	—	284,613	(100,231)	184,382
Common stock dividends declared —$2.12 per share	—	—	—	—	(112,553)	—	(112,553)
Common stock issued under employee stock option and stock purchase plans (1)	—	585,290	293	16,659	—	—	16,952
Benefit plan stock (purchases) sales (2)	—	700	—	68	—	—	68
Common stock repurchases	—	(424,819)	(212)	(8,305)	(22,293)	—	(30,810)
Share-based compensation	—	—	—	24,952	—	—	24,952
Adoption of new accounting standard	—	—	—	—	100,567	(100,567)	—
Balance at December 31, 2018	—	53,116,485	26,559	1,084,391	2,337,252	(911,634)	2,536,568
Comprehensive income	—	—	—	—	(24,410)	75,143	50,733
Common stock dividends declared —$2.20 per share	—	—	—	—	(117,349)	—	(117,349)
Common stock issued under employee stock option and stock purchase plans (1)	—	632,711	316	7,877	—	—	8,193
Benefit plan stock (purchases) sales (2)	—	550	—	23	—	—	23
Common stock repurchases	—	(471,430)	(236)	(9,470)	(17,980)	—	(27,686)
Share-based compensation	—	—	—	25,828	—	—	25,828
Balance at December 31, 2019	$—	53,278,316	$26,639	$1,108,649	$2,177,513	$(836,491)	$2,476,310
__________________

(1)	Net of common shares delivered as payment for the exercise price or to satisfy the holders’ withholding tax liability upon exercise of options.

(2)	Represents open-market transactions of common shares by the trustee of Ryder’s deferred compensation plans.
See accompanying notes to consolidated financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation and Presentation

The consolidated financial statements include the accounts of Ryder System, Inc. (Ryder) and all entities in which Ryder has a controlling voting interest (subsidiaries) and variable interest entities (VIEs) where Ryder is determined to be the primary beneficiary. Ryder is deemed to be the primary beneficiary if we have the power to direct the activities that most significantly impact the entity’s economic performance and we share in the significant risks and rewards of the entity. All significant intercompany accounts and transactions have been eliminated in consolidation. We report our financial performance based on three business segments: (1) Fleet Management Solutions (FMS), which provides full service leasing and leasing with flexible maintenance options, commercial rental, and contract or transactional maintenance services of trucks, tractors and trailers to customers principally in the U.S., Canada and the U.K.; (2) Supply Chain Solutions (SCS), which provides integrated logistics solutions, including distribution, management, dedicated transportation and professional services in North America; and (3) Dedicated Transportation Solutions (DTS), which provides turnkey transportation solutions in the U.S. that includes dedicated vehicles, drivers and engineering and administrative support.

Use of Estimates

The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates are based on management’s best knowledge of historical trends, actions that we may take in the future, and other information available when the consolidated financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available. Areas where the nature of the estimate make it reasonably possible that actual results could materially differ from the amounts estimated include: depreciation and residual values, employee benefit plan obligations, self-insurance accruals, impairment assessments on long-lived assets (including goodwill and indefinite-lived intangible assets), allowance for accounts receivable, income tax liabilities and contingent liabilities.

Cash Equivalents

Cash equivalents represent investments in short-term, interest-bearing instruments with maturities of three months or less at the date of purchase and are stated at cost.

Revenue Recognition

We generate revenue primarily through contracts with customers to lease, rent and maintain revenue earning equipment and to provide logistics management and dedicated transportation services. We enter into contracts that can include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectibility of consideration is probable. We recognize revenue upon the transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. We generally recognize revenue over time as we perform because of continuous transfer of control to our customers. Revenue is recognized net of amounts collected from customers for taxes, such as sales tax, that are remitted to the applicable taxing authorities.

Our lease and rental revenues are recognized in accordance with the new lease guidance retrospectively adopted in 2019 (refer to Note 2 for further information) and our services and fuel revenues are recognized in accordance with the new revenue recognition guidance adopted in 2018.

Lease & related maintenance and rental

Lease & related maintenance and rental revenues include ChoiceLease and commercial rental revenues from our FMS business segment. We offer a full service lease as well as a lease with more flexible maintenance options under our ChoiceLease product line, which are marketed, priced and managed as bundled services, that include the equipment lease, maintenance and other related services. We do not offer a stand-alone lease of a vehicle. We offer rental of vehicles under our commercial rental product line, which allows customers to supplement their fleet of vehicles on a short-term basis.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our ChoiceLease product line includes the lease of a vehicle (lease component) and maintenance and other services (non-lease component). We generally lease new vehicles to our customers. Contract consideration is allocated between the lease component and non-lease component based on management's best estimate of the relative stand-alone selling price of each component. Allocating consideration between the lease and maintenance components in our ChoiceLease product requires significant judgment. We do not sell the components of our ChoiceLease product offering on a stand-alone basis, therefore significant judgment is required to determine the stand-alone selling prices of the lease and maintenance components in order to allocate the consideration on a relative stand-alone selling price basis. For further information regarding our stand-alone selling price estimation process, refer to the "Significant Judgments and Estimates" section below.

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

The majority of our leases are classified as operating leases and we recognize revenue for the lease component of these agreements on a straight-line basis. The non-lease component for maintenance services are not typically performed evenly over the life of a ChoiceLease contract as the level of maintenance provided generally increases as vehicles age. Therefore, we recognize maintenance revenue consistent with the estimated pattern of the costs to maintain the underlying vehicles. This generally results in the recognition of a contract liability for the portion of the customer's bill allocated to the maintenance service component of the agreement. The non-lease component for maintenance included in lease & related maintenance and rental revenues was $950 million, $909 million and $832 million in 2019, 2018 and 2017, respectively.

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

Leases not classified as operating leases are generally considered sales-type leases. We recognize revenue for sales-type leases using the effective interest method, which provides a constant periodic rate of return on the outstanding investment in the lease. We generally lease new vehicles under our sales-type lease arrangements. Therefore, there is generally not a difference between the net investment in the lease and the carrying value of the vehicles. As a result, there is no selling profit or loss at lease commencement.

Services

Services include SelectCare and other revenues from our FMS business segment and all SCS and DTS revenues.

Under our SelectCare arrangements, we provide maintenance and repairs required to keep a vehicle in good operating condition, perform preventive maintenance inspections, provide access to emergency road service, and substitute vehicles. The vast majority of our services are routine services performed on a recurring basis throughout the term of the arrangement. From time to time, we provide non-routine major repair services in order to place a vehicle back in service.

Through our SelectCare product line, we provide maintenance services to customers who do not choose to lease vehicles from us. Our maintenance service arrangement provides for a monthly fixed charge and a monthly variable charge based on

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

mileage or time usage. Fixed charges are typically billed at the beginning of the month for the services to be provided that month. Variable charges are typically billed a month in arrears. Most maintenance agreements allow for rate changes based upon changes in the CPI. The fixed per-mile charge and the changes in rates attributed to changes in the CPI are recognized as earned.

The maintenance service is the only performance obligation in SelectCare contracts. This single performance obligation is satisfied at a point in time for transactional maintenance services or over time for contract maintenance agreements. For contract maintenance agreements, the maintenance performance obligation is satisfied as services are performed during the contract period. Revenue from SelectCare contracts is recognized as maintenance services are rendered over the terms of the related arrangements. We generally account for long-term maintenance contracts as one-year contracts since our maintenance arrangements are generally cancelable, without penalty, after one year. We do not disclose information about remaining performance obligations for these contracts as the contract terms are generally deemed to be less than a year.

Costs associated with the activities performed under our maintenance arrangements are primarily comprised of labor, parts and outside repair work. These costs are expensed as incurred. Non-chargeable maintenance costs have been allocated and reflected within “Cost of services” based on the proportionate maintenance-related labor costs relative to all product lines.

In our SCS business segment, we offer a broad range of logistics management services designed to optimize the supply chain and address the key business requirements of our customers supported by a variety of technology and engineering solutions. SCS operates by industry verticals (Automotive, Technology and Healthcare, Consumer Packaged Goods and Retail, and Industrial) to enable our teams to focus on the specific needs of their customers. In our DTS business segment, we combine equipment, maintenance, drivers, administrative services and additional services to provide customers with a single integrated dedicated transportation solution. DTS transportation solutions are customized for our customers based on a transportation analysis to create a logistics design that includes the routing and scheduling of vehicles, the efficient use of vehicle capacity and overall asset utilization.

Revenues from SCS and DTS service contracts are recognized as services are rendered in accordance with contract terms, which typically include (1) fixed and variable billing rates, (2) cost-plus billing rates (input method based on actual costs incurred to perform services and a contracted mark-up), or (3) variable only or fixed only billing rates for the services. Our billing structure aligns with the value transferred to our customers. As a practical expedient, we do not disclose information about remaining performance obligations for these contracts since the revenue recognized corresponds to the amount we have the right to invoice for services performed.

Our customers contract us to provide an integrated service of transportation or supply chain logistical services into a single transportation or supply chain solution. Therefore, we typically recognize SCS and DTS service contracts as one performance obligation satisfied over time. Less commonly, however, we may promise to provide distinct services within a contract, in which case we separate the contract into more than one performance obligation. If a contract is separated into more than one performance obligation, we allocate the total transaction price to each performance obligation in relation to the estimated stand-alone selling prices of each performance obligation. We infrequently sell standard products with observable stand-alone selling prices. More frequently, we sell a customized customer-specific solution, and in these cases we use the expected cost plus a margin approach to estimate the stand-alone selling price of each performance obligation.

Fuel Services

Fuel services revenue is reported in our FMS business segment. We provide our FMS customers with access to fuel at our maintenance facilities across the United States and Canada. Fuel services revenue is invoiced to customers at contracted rates separate from other services being provided in other contracts, or at retail prices. Revenue from fuel services is recognized when fuel is delivered to customers. Fuel is largely a pass-through to our customers, for which we realize minimal changes in profitability during periods of steady market fuel prices. However, profitability may be positively or negatively impacted by sudden increases or decreases in market fuel prices during a short period of time as customer pricing for fuel services is established based on trailing market fuel costs.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Significant Judgments and Estimates

We allocate the contract consideration from our ChoiceLease arrangements between the lease and maintenance components based on the relative stand-alone selling prices of each of those services. We do not sell the components of our ChoiceLease product offering on a stand-alone basis, therefore significant judgment is required to determine the stand-alone selling price of the lease component to allocate the consideration on a relative stand-alone selling price basis. We sell maintenance services separately through our SelectCare arrangements.

For the lease component, we estimate the stand-alone selling price using the projected cash outflows related to the underlying leased vehicle, net of the estimated disposal proceeds, and a certain targeted return considering the weighted average cost of capital. For the non-lease component of the contract, we estimate the stand-alone selling price of the maintenance component using an expected cost-plus margin approach. The expected costs are based on our historical costs of providing maintenance services in our ChoiceLease arrangements. The margin is based on the historical margin percentages for our full service maintenance contracts in the SelectCare product line, as the maintenance performance obligation in those contracts is similar to maintenance in our ChoiceLease arrangements.

Our SCS and DTS contracts with customers often include promises to transfer multiple services to a customer. Determining whether these services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Our SCS and DTS services depend on a significant level of integration and interdependency between the services provided within a contract. Judgment is required to determine whether each service is considered distinct and accounted for as a separate performance obligation, or accounted for together as a significant integrated service and recognized over time. In making this judgment, we consider whether the services provided, within the context of the contract, represent the transfer of individual services or a combined bundle of services to the customer. This involves evaluating the promises to a customer within a contract to identify the services that need to be performed in order for the promise to be satisfied. Since multiple services that occur at different points in time during a contract may be accounted for as an integrated service, judgment is required to assess the pattern of delivery to our customers.

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

Our contract liabilities consist primarily of the portion of our ChoiceLease billings allocated to maintenance services that have not yet been performed. We record deferred revenues when cash payments are received or due in advance of our performance, including amounts that are refundable. We classify deferred revenue for performance obligations we expect to perform within 12 months as current liabilities and for performance obligations to be performed later than 12 months as other non-current liabilities. Refer to Note 4, "Revenue," for further information.

Costs to Obtain and Fulfill a Contract

Our incremental direct costs of obtaining and fulfilling a contract, which primarily consist of sales commissions and start-up costs, are capitalized and amortized over the period of contract performance or a longer period, generally the estimated life of the customer relationship if renewals are expected and the renewal commission is not commensurate with the initial commission. We capitalize incremental direct costs of obtaining a contract that i) relate directly to the contract and ii) are expected to be recovered through revenue generated under the contract. This requires an evaluation of whether the costs are incremental and would not have occurred absent the customer contract.

The current and non-current portions of incremental costs to obtain and fulfill a contract are included in “Prepaid expenses and other current assets” and “Sales-type leases and other assets,” respectively, in the Consolidated Balance Sheets. Costs are amortized in “Selling, general and administrative expenses” in the Consolidated Statements of Earnings on a straight-line basis over the expected period of benefit. Refer to Note 4, "Revenue," for further information.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Leases

Leases as Lessor

We lease revenue earning equipment to customers for periods generally ranging from three to seven years for trucks and tractors and up to ten years for trailers. We determine if an arrangement is or contains a lease at inception. The standard lease agreement for revenue earning equipment provides both parties the right to terminate; therefore, we evaluate whether the lessee is reasonably certain to exercise the termination option in order to determine the appropriate lease term. If we terminate, the customer has the right (but not obligation) to purchase the vehicle. If the customer terminates, we have the option to require the customer to purchase the vehicle or pay a termination penalty. Our leases generally do not provide either party an option to renew the lease. We also rent revenue earning equipment to customers on a short-term basis, from one day up to one year in length. From time to time, we may also lease facilities to third parties. The majority of our leases are classified as operating leases. However, some of our revenue earning equipment leases are classified as sales-type leases. Refer to Note 7, "Revenue Earning Equipment, Net" for further information on our estimates of residual values and useful lives of revenue earning equipment which impact our sales-type leases.

Leases as Lessee

We lease facilities, revenue earning equipment, material handling equipment, automated washing machines, vehicles and office equipment. We determine if an arrangement is or contains a lease at inception. Effective with the adoption of the new lease accounting standard, we have established right-of-use (ROU) assets, which represent our right to use an underlying asset for the lease term, and lease liabilities, which represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate of return, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. Operating lease ROU assets also exclude lease incentives received. We pay variable lease charges related to property taxes, insurance and maintenance as well as changes in CPI for leased facilities; usage-based fees for revenue earning equipment, automated washing machines, vehicles and office equipment; and hours of operation for material handling equipment. For leases with a term of 12 months or less, with the exception of our real estate leases, we do not recognize a ROU asset or liability and recognize lease payments in our income statement on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments is incurred.

Lease terms for facilities are generally three to five years with one or more five-year renewal options and the lease terms for revenue earning equipment, material handling equipment, automated washing machines and vehicles typically range from three to seven years with no extension options. For purposes of calculating operating lease ROU assets and operating lease liabilities, lease terms may be deemed to include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Macroeconomic conditions is the primary factor used to estimate whether an option to extend a lease term will be exercised or not. None of our leasing arrangements contain restrictive financial covenants. Certain of our material handling equipment leases have residual value guarantees. Refer to Note 13, "Leases," for additional information.

Accounts Receivable Allowance

We maintain an allowance for uncollectible customer receivables and an allowance for billing adjustments related to certain discounts and other customer concessions. Estimates are updated regularly based on historical experience of bad debts and billing adjustments processed, current collection trends, and aging analysis. Accounts are charged against the allowance when determined to be uncollectible.

Inventories

Inventories, which consist primarily of fuel, tires and vehicle parts, are valued at the lower of cost using the weighted-average cost basis, or net realizable value.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Revenue Earning Equipment, Operating Property and Equipment, and Depreciation

Revenue earning equipment, comprised of vehicles, and operating property and equipment are initially recorded at cost inclusive of vendor rebates. Revenue earning equipment and operating property and equipment recognized as finance leases are initially generally recorded at the lower of the present value of the lease payments to be made over the lease term or fair value. Vehicle repairs and maintenance that extend the life or increase the value of a vehicle are capitalized, whereas ordinary repairs and maintenance (including tire replacement or repair) are expensed as incurred. Direct costs incurred in connection with developing or obtaining internal-use software are capitalized. Costs incurred during the preliminary stage of a software development project, as well as maintenance and training costs, are expensed as incurred.

Provision for depreciation is computed using the straight-line method on all depreciable assets. Depreciation expense has been recognized throughout the Consolidated Statement of Earnings depending on the nature of the related asset. We periodically review and adjust, as appropriate, the estimated residual values and useful lives of revenue earning equipment for purposes of recording depreciation expense as described in Note 7, “Revenue Earning Equipment, Net”.

Leasehold improvements are depreciated over the shorter of their estimated useful lives or the term of the related lease. If a substantial additional investment is made in a leased property during the term of the lease, we re-evaluate the lease term to determine whether the investment, together with any penalties related to non-renewal, would constitute an economic penalty in such amount that renewal appears to be reasonably assured.

We routinely dispose of used revenue earning equipment as part of our FMS business. Refer to Note 7, “Revenue Earning Equipment, Net” for more information. Gains and losses on sales of operating property and equipment are reflected in “Miscellaneous income, net” in the Consolidated Statement of Earnings.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the underlying acquired net tangible and intangible assets. Goodwill and other intangible assets with indefinite useful lives are not amortized, but rather, are tested for impairment at least annually as of October 1 of each year, or more frequently if events or circumstances indicate the carrying value of goodwill may be impaired. In evaluating goodwill for impairment, we have the option to first assess qualitative factors to determine whether further impairment testing is necessary, such as macroeconomic conditions, changes in our industry and the markets in which we operate, and our market capitalization as well as our reporting units' historical and expected future financial performance.

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

Our estimate of fair value for reporting units is determined based on a combination of both an income and market approach. Under the market approach, we use a selection of comparable publicly-traded companies that correspond to the reporting unit to derive a market-based multiple. Under the income approach, the fair value of the reporting unit is estimated based on the discounted present value of the projected future cash flows. Rates used to discount cash flows are dependent upon interest rates and the cost of capital based on our industry and capital structure, adjusted for equity and size risk premiums based on market capitalization. Estimates of future cash flows are dependent on our knowledge and experience about past and current events and significant judgments and assumptions about conditions we expect to exist, including revenue growth rates, margins, long-term growth rates, capital requirements, proceeds from the sale of used vehicles, the ability to utilize our tax net operating losses, and the discount rate. Our estimates of cash flows are also based on historical and future operating performance, economic conditions and actions we expect to take. In addition to these factors, our SCS and DTS reporting units are dependent on several key customers or industry sectors. The loss of a key customer may have a significant impact to our SCS or DTS reporting units, causing us to assess whether or not the event resulted in a goodwill impairment loss.

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Impairment of Long-Lived Assets Other than Goodwill and Indefinite-Lived Intangible Assets

Long-lived assets held and used, including revenue earning equipment, operating property and equipment, and intangible assets with finite lives, are tested for recoverability when circumstances indicate that the carrying amount of assets may not be recoverable. Recoverability of long-lived assets is evaluated by comparing the carrying value of an asset or asset group to management’s best estimate of the undiscounted future operating cash flows (excluding interest charges) expected to be generated by the asset or asset group. If these comparisons indicate that the carrying value of the asset or asset group is not recoverable, an impairment loss is recognized for the amount by which the carrying value of the asset or asset group exceeds fair value. Fair value is determined by a quoted market price, if available, or an estimate of projected future operating cash flows, discounted using a rate that reflects the related operating segment’s average cost of funds. Long-lived assets to be disposed of, including revenue earning equipment and operating property and equipment, are reported at the lower of carrying amount or fair value less costs to sell.

Self-Insurance Accruals

We retain a portion of the accident risk under auto liability, workers’ compensation and other insurance programs. Under our insurance programs, we retain the risk of loss in various amounts, generally up to $3 million on a per occurrence basis. Self-insurance accruals are based primarily on an actuarially estimated, undiscounted cost of claims, which includes claims incurred but not reported. Historical loss development factors are utilized to project the future development of incurred losses, and these amounts are adjusted based upon actual claim experience and settlements. While we believe that the amounts are adequate, there can be no assurance that changes to our actuarial estimates may not occur due to limitations inherent in the estimation process. Changes in the actuarial estimates of these liabilities are charged or credited to earnings in the period determined. Amounts estimated to be paid within the next year have been classified as “Accrued expenses and other current liabilities” with the remainder included in “Other non-current liabilities” in our Consolidated Balance Sheets.

We also maintain additional insurance at certain amounts in excess of our respective underlying retention. Amounts recoverable from insurance companies are not offset against the related liability as our insurance policies do not extinguish or provide legal release from the obligation to make payments related to such risk-related losses. Amounts expected to be received within the next year from insurance companies have been included within “Receivables, net” with the remainder included in “Sales-type leases and other assets” and are recognized only when realization of the claim for recovery is considered probable.

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Severance and Contract Termination Costs

We recognize liabilities for severance and contract termination costs based upon the nature of the cost to be incurred. For involuntary separation plans that are completed within the guidelines of our written involuntary separation plan, we recognize the liability when it is probable and reasonably estimable. For one-time termination benefits, such as additional severance pay or benefit payouts, and other exit costs, such as contract termination costs, the liability is measured and recognized initially at fair value in the period in which the liability is incurred, with subsequent changes to the liability recognized as adjustments in the period of change. Severance related to position eliminations that are part of a restructuring plan is included in "Restructuring and other items, net” in the Consolidated Statements of Earnings. Severance costs that are not part of a restructuring plan are recognized in the period incurred as a direct cost of revenue or within “Selling, general and administrative expenses” in the Consolidated Statements of Earnings depending upon the nature of the eliminated position.

Environmental Expenditures

We recognize liabilities for environmental matters when it is probable a loss has been incurred and the costs can be reasonably estimated. Environmental liability estimates may include costs such as anticipated site testing, consulting, remediation, disposal, post-remediation monitoring and legal fees, as appropriate. The liability does not reflect possible recoveries from insurance companies or reimbursement of remediation costs by state agencies, but does include estimates of cost sharing with other potentially responsible parties. Estimates are not discounted, as the timing of the anticipated cash payments is not fixed or readily determinable. Subsequent adjustments to initial estimates are recognized as necessary based upon additional information developed in subsequent periods. In future periods, new laws or regulations, advances in remediation technology, or additional information about the ultimate remediation methodology to be used could significantly change our estimates. Claims for reimbursement of remediation costs are recognized when recovery is deemed probable.

Derivative Instruments and Hedging Activities

We use financial instruments, including forward exchange contracts and swaps, to manage our exposures to movements in interest rates and foreign currency exchange rates. The use of these financial instruments modifies the exposure of these risks with the intent to reduce the risk or cost to us. We do not enter into derivative financial instruments for trading purposes. We limit our risk that counterparties to the derivative contracts will default and not make payments by entering into derivative contracts only with counterparties comprised of large banks and financial institutions that meet established credit criteria. We do not expect to incur any losses as a result of counterparty default.

On the date a derivative contract is executed, we formally document, among other items, the intended hedging designation and relationship, along with the risk management objectives and strategies for entering into the derivative contract. We also formally assess, both at inception and on an ongoing basis, whether the derivatives we used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. Cash flows from derivatives that are accounted for as hedges are classified in the Consolidated Statements of Cash Flows in the same category as the items being hedged. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, we discontinue hedge accounting prospectively. The fair value of our derivatives was not material as of December 31, 2019 and 2018.

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
Cash Flow Hedge. A hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability is considered a cash flow hedge. The effective portion of the change in the fair value of a derivative that is declared as a cash flow hedge is recognized net of tax in “Accumulated other comprehensive loss” in the Consolidated Balance Sheets until earnings are affected by the variability in cash flows of the designated hedged item.

Foreign Currency Translation

Our foreign operations generally use local currency as their functional currency. Assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. Items in the Consolidated Statements of Earnings are translated at the average exchange rates for the year. The impact of currency fluctuations on our balance sheet is presented in “Changes in cumulative translation adjustment and other” in the Consolidated Statements of Comprehensive Income. Upon sale, or upon complete or substantially complete liquidation of an investment in a foreign operation, the currency translation adjustment attributable to that operation is removed from accumulated other comprehensive loss and is reported as part of the gain or loss on sale or liquidation of the investment for the period during which the sale or liquidation occurs. Gains and losses resulting from foreign currency transactions are recognized in “Miscellaneous income, net” in the Consolidated Statements of Earnings.

Share-Based Compensation

The fair value of stock option awards and nonvested stock awards other than restricted stock units (RSUs) is expensed on a straight-line basis over the vesting period of the awards. RSUs are expensed in the year they are granted. Windfall tax benefits and tax shortfalls are charged directly to income tax expense.

Earnings Per Share

Earnings per share is computed using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. RSUs are considered participating securities since the share-based awards contain a non-forfeitable right to dividend equivalents irrespective of whether the awards ultimately vest. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the weighted average shares outstanding during the period.

Diluted earnings per common share reflect the dilutive effect of potential common shares from stock options and other nonparticipating nonvested stock. The dilutive effect of stock options is computed using the treasury stock method, which assumes any proceeds that could be obtained upon the exercise of stock options or vesting of stock awards would be used to purchase common shares at the average market price for the period. The assumed proceeds include the purchase price the grantee pays and the unrecognized compensation expense at the end of each period.

Share Repurchases

Repurchases of shares of common stock are made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. The cost of share repurchases is allocated between additional paid-in capital and retained earnings based on the amount of additional paid-in capital at the time of the share repurchase.

Defined Benefit Pension and Postretirement Benefit Plans

The funded status of our defined benefit pension plans and postretirement benefit plans are recognized in the Consolidated Balance Sheets. The funded status is measured as the difference between the fair value of plan assets and the benefit obligation at December 31, the measurement date. The fair value of plan assets represents the current market value of contributions made to irrevocable trusts, held for the sole benefit of participants, which are invested by the trusts. For defined benefit pension plans, the benefit obligation represents the actuarial present value of benefits expected to be paid upon retirement based on estimated

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

future compensation levels. For postretirement benefit plans, the benefit obligation represents the actuarial present value of postretirement benefits attributed to employee services already rendered. Overfunded plans, with the fair value of plan assets exceeding the benefit obligation, are aggregated and reported as a pension asset. Underfunded plans, with the benefit obligation exceeding the fair value of plan assets, are aggregated and reported as a pension and postretirement benefit liability.

The current portion of pension and postretirement benefit liabilities represents the actuarial present value of benefits payable within the next year exceeding the fair value of plan assets (if funded), measured on a plan-by-plan basis. These liabilities are recognized in “Accrued expenses and other current liabilities” in the Consolidated Balance Sheets.

Pension and postretirement benefit expense includes service cost, interest cost, and expected return on plan assets (if funded). Pension costs include amortization of net prior service costs loss and net actuarial loss. Postretirement costs include amortization of net prior service credit and net actuarial gain. Service cost represents the actuarial present value of participant benefits earned in the current year. The expected return on plan assets represents the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the obligation. Prior service cost represents the impact of plan amendments. Net actuarial losses arise as a result of differences between actual experience and assumptions or as a result of changes in actuarial assumptions. Net actuarial gain/loss and prior service cost/credit not recognized as a component of pension and postretirement benefit expense as they arise are recognized as "Change in net actuarial loss and prior service cost, net of tax" in the Consolidated Statements of Comprehensive Income. These pension and postretirement items are subsequently amortized as a component of pension and postretirement benefit expense over the remaining service period if the majority of the employees are active, otherwise over the remaining life expectancy, provided such amounts exceed thresholds based upon the benefit obligation or the value of plan assets.

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

Fair Value Measurements

We carry various assets and liabilities at fair value in the Consolidated Balance Sheets, including vehicles held for sale, investments held in Rabbi Trusts and pension assets.

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Investments held in Rabbi Trusts include exchange-traded equity securities and mutual funds. Fair values for these investments are based on quoted prices in active markets. Refer to Note 20, "Employee Benefit Plans," for further information regarding pension assets.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Income Taxes

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). This pronouncement enhances and simplifies various aspects of income tax accounting guidance. Among other things, the amendment removes the year-to-date loss limitation in interim-period tax accounting and requires entities to reflect the effect of an enacted change in tax laws in the interim period that includes the enactment date of the new legislation. The standard is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact of the adoption of this update on our consolidated financial position, results of operations, and cash flows.

Cloud Computing Arrangements

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal Use Software (Topic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which addresses a customer’s accounting for implementation costs incurred in a cloud computing arrangement (CCA) that is a service contract. ASU 2018-15 aligns the accounting for costs incurred to implement a CCA that is a service arrangement with the guidance on capitalizing costs associated with developing or obtaining internal-use software. The standard is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. Entities are permitted to apply either a retrospective or prospective approach to adopt the guidance. We are currently evaluating the impact of the adoption of this update on our consolidated financial position, results of operations, and cash flows.

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326). This pronouncement, along with subsequent ASUs issued to clarify certain provisions of ASU 2016-13, modifies the measurement of expected credit losses of certain financial instruments, including accounts receivable (excluding those related to operating leases) and net investments in sales-type leases. Among other things, these amendments require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The standard is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The standard requires a cumulative-effect adjustment to the statement of financial position as of the beginning of the first reporting period in which the guidance is effective. Periods prior to the adoption date that are presented for comparative purposes are not adjusted. We are currently evaluating the impact of the adoption of this update on our consolidated financial position, results of operations, and cash flows.

Derivatives and Hedging

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815). This pronouncement, along with ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, were issued to clarify certain provisions of these ASUs, simplifies and clarifies the accounting and disclosure for hedging activities by more closely aligning the results of cash flow and fair value hedge accounting with the risk management activities of an entity. The amendments in this update are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018, with early adoption permitted. We adopted this standard during the first quarter of 2019 and it did not impact our consolidated financial position, results of operations, or cash flows.

Leases

In February 2016, the FASB issued Topic 842, which sets out the principles for the identification, measurement, recognition, presentation and disclosure of leases and its related updates. Topic 842 impacts the accounting for both lessors and lessees. We have adopted the standard effective January 1, 2019, using the modified retrospective transition method and initial

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

application date of January 1, 2017. For all facilities and equipment that we lease, we have elected the practical expedient to combine lease and non-lease components. For our existing operating and finance leases that commenced before the date of initial application where we are the lessee, we have made an accounting policy election to use the incremental borrowing rate considering the remaining lease term and remaining minimum rental payments. In calculating the change in ROU assets from a lease modification that decreases our rights as lessee to use one or more underlying assets, we have made an accounting policy election of remeasuring the ROU asset based on how much of the original right of use remains after modification.

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

The standard requires lessees to classify leases as either finance or operating leases. This classification determines whether the related expense is recognized based on asset amortization and interest on the obligation (finance leases) or on a straight-line basis over the term of the lease (operating lease). We recorded a ROU asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. We have elected the practical expedient to not apply these recognition requirements to leases with a term of 12 months or less with the exception of our real estate leases. Instead we recognize the lease payments on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments is incurred.

Effective with the adoption of the new leasing accounting standard in 2019, we recorded an after-tax cumulative effect adjustment to decrease retained earnings as of January 1, 2017 primarily to recognize a contract liability (deferred revenue) related to maintenance services, which was partially offset by costs capitalized related to sales commissions and is reflected in the Consolidated Statements of Shareholders' Equity.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Adoption of the new lease standard impacted our previously reported Consolidated Statements of Earnings and Comprehensive Income results as follows (in millions, except per share amounts):

	Year ended December 31, 2018				Year ended December 31, 2017
	As Previously Reported	Lessor Adjustments (1)	Lessee and Other Adjustments (1)	As Revised	As Previously Reported	Lessor Adjustments (1)	Lessee and Other Adjustments (1)	As Revised

Lease & related maintenance and rental revenues (1)	$3,508.1	$3.5	$1.3	$3,512.9	$3,237.7	$(17.0)	$—	$3,220.7
Total revenues	8,409.2	3.5	1.3	8,413.9	7,297.1	(17.0)	—	7,280.1

Cost of lease & related maintenance and rental (1)	2,566.3	(10.9)	—	2,555.4	2,355.0	(1.8)	—	2,353.2
Cost of services (2)	3,655.8	—	7.6	3,663.3	2,970.8	—	6.6	2,977.4
Other operating expenses	125.3	—	(1.4)	124.0	115.5	—	(0.5)	115.0
Selling, general and administrative expenses (2)	854.8	(2.5)	(2.9)	849.4	871.2	2.1	(2.4)	870.9
Used vehicle sales, net	21.7	0.6	—	22.3	17.2	(0.3)	—	17.0
Interest expense	178.6	—	1.9	180.5	140.4	—	1.5	141.9
Restructuring and other items, net (2)	25.1	—	(3.3)	21.9	21.4	—	(4.1)	17.3
Earnings (loss) from continuing operations before income taxes	373.9	16.3	(0.7)	389.5	314.5	(17.0)	(1.1)	296.4
Provision for (benefit from) income taxes	98.3	4.3	—	102.5	(477.7)	54.1	—	(423.7)
Earnings (loss) from continuing operations	275.6	12.0	(0.7)	286.9	792.3	(71.1)	(1.1)	720.1
Net earnings (loss)	$273.3	$12.0	$(0.7)	$284.6	$791.8	$(71.1)	$(1.1)	$719.6

Comprehensive income	$170.0	$14.3	$—	$184.4	$918.4	$(75.5)	—	$842.8

Earnings (loss) per common share - Basic
Continuing operations	$5.24	$0.22	$—	$5.46	$15.00	$(1.36)	$—	$13.64
Net earnings (loss)	$5.20	$0.22	$—	$5.41	$15.00	$(1.36)	$—	$13.63

Earnings (loss) per common share - Diluted
Continuing operations	$5.21	$0.22	$—	$5.43	$14.90	$(1.36)	$—	$13.54
Net earnings (loss)	$5.17	$0.22	$—	$5.38	$14.89	$(1.36)	$—	$13.53
————————————

(1)
We determined that certain lessor arrangements of revenue earning equipment historically accounted for as operating leases should have been accounted for as direct financing leases. Additionally, we evaluated our leases for classification and determined that certain lessee arrangements, primarily real estate leases, historically accounted for as operating leases should have been accounted for as capital leases. The prior period error was corrected by reducing "Lease & related maintenance and rental revenues" by approximately $19 million and $15 million during the years ended December 31, 2018 and 2017, respectively. We also reduced depreciation expense (included in "Cost of lease & related maintenance and rental") by approximately $17 million and $14 million during the years ended December 31, 2018 and 2017, respectively. We concluded these errors were not material to any of our previously issued consolidated financial statements.

(2)	Adjustments primarily reflect the reclassification of our Singapore operations that were shut down during 2019 into "Restructuring and other items, net,".

Note: Amounts may not be additive due to rounding.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Adoption of the new lease standard impacted our previously reported Consolidated Balance Sheet as follows (in millions):

	December 31, 2018
	As Previously	Lessor	Lessee
	Reported	Adjustment (1)	Adjustment (1)	As Revised
Receivables, net	$1,219.4	$22.6	$—	$1,242.1
Prepaid expenses and other current assets	201.6	(23.3)	—	178.3
Total current assets	1,568.4	(0.7)	—	1,567.7
Revenue earning equipment, net	9,498.0	(84.2)	2.2	9,416.0
Operating property and equipment, net	843.8	—	18.2	862.1
Sales-type leases and other assets	606.6	156.8	204.3	967.8
Total assets	13,051.1	72.0	224.7	13,347.8
Short-term debt and current portion of long term-debt	930.0	—	7.2	937.1
Accrued expenses and other current liabilities	630.5	145.1	72.2	847.7
Total current liabilities	2,292.3	145.1	79.3	2,516.7
Long-term debt	5,693.6	—	18.5	5,712.1
Other non-current liabilities	849.9	421.2	131.5	1,402.6
Deferred income taxes	1,304.8	(124.6)	(0.5)	1,179.7
Total liabilities	10,140.8	441.7	228.8	10,811.2
Retained earnings	2,710.7	(369.6)	(3.8)	2,337.3
Accumulated other comprehensive loss	(911.3)	(0.1)	(0.2)	(911.6)
Total shareholders' equity	2,910.3	(369.7)	(4.1)	2,536.6
Total liabilities and shareholders' equity	13,051.1	72.0	224.7	13,347.8
————————————

(1)	We determined that in a prior period certain lessor arrangements of revenue earning equipment historically accounted for as operating leases should have been accounted for as direct financing leases. Additionally, we evaluated our leases for classification and determined that certain lessee arrangements, primarily real estate leases, historically accounted for as operating leases should have been accounted for as capital leases. The prior period error was corrected by increasing "Receivables, net" by approximately $24 million and also increasing "sales-type leases and other assets" by approximately $65 million and reducing "Revenue earning equipment, net" by $83 million. We concluded these errors were not material to any of our previously issued consolidated financial statements.

Note: Amounts may not be additive due to rounding.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Adoption of the new lease standard impacted our previously reported Consolidated Statements of Cash Flows as follows (in millions):

	Year ended December 31, 2018			Year ended December 31, 2017
	As Previously Reported	New Lease Standard Adjustments	As Revised	As Previously Reported	New Lease Standard Adjustments	As Revised
Net earnings (loss)	$273.3	$11.3	$284.6	$791.8	$(72.2)	$719.6
Earnings (loss) from continuing operations	275.6	11.3	286.9	792.3	(72.2)	720.1
Depreciation expense	1,395.0	(6.4)	1,388.6	1,255.2	2.5	1,257.7
Used vehicle sales, net	21.7	0.6	22.3	17.2	(0.3)	17.0
Amortization expense and other non-cash charges, net	31.2	36.8	67.9	8.3	32.7	41.0
Non-cash lease expense	—	81.1	81.1	—	67.8	67.8
Deferred income tax expense	104.6	4.3	108.9	(500.3)	54.1	(446.2)
Collections on sales-type leases and other items	—	82.8	82.8	—	81.0	81.0
Changes in operating assets and liabilities:
Receivables	(189.3)	(3.8)	(193.1)	(173.8)	(5.0)	(178.9)
Prepaid expenses and other assets	(65.8)	(18.9)	(84.7)	(38.9)	(56.9)	(95.8)
Accrued expenses and other non-current liabilities	3.1	(104.8)	(101.8)	78.4	(23.6)	54.8
Net cash provided by operating activities from continuing operations	1,635.1	82.9	1,718.0	1,548.0	80.1	1,628.1
Collections on direct finance leases and other items	75.0	(75.0)	—	73.2	(73.2)	—
Net cash used in investing activities from continuing operations	(2,746.5)	(75.0)	(2,821.5)	(1,365.5)	(73.2)	(1,438.7)
Debt repaid	(797.8)	(7.9)	(805.7)	(962.6)	(6.9)	(969.5)
Net cash provided by (used in) financing activities from continuing operations	1,093.4	(7.9)	1,085.5	(155.1)	(6.9)	(162.1)
Note: Amounts may not be additive due to rounding.

3. ACQUISITIONS

On April 2, 2018, we acquired all of the outstanding equity of MXD Group, Inc. (MXD), an e-commerce fulfillment provider with a national network of facilities, including last mile delivery capabilities, for a purchase price of $118 million. The acquisition is included in our SCS business segment. The assets, liabilities and results of operations of MXD were not material to our consolidated financial position or results of operations and therefore financial information for the acquisition is not presented.

On June 15, 2018, we acquired all of the outstanding equity of Metro Truck & Tractor Leasing (Metro), a full service leasing, rental and maintenance company for a purchase price of $52 million. The acquisition is included in our FMS business segment. The assets, liabilities and results of operations of Metro were not material to our consolidated financial position or results of operations and therefore financial information for the acquisition is not presented.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4. REVENUE
Disaggregation of Revenue

The following tables disaggregate our revenue by primary geographical market and industry:

Primary Geographical Markets

	Year ended December 31, 2019
	FMS	SCS	DTS	Eliminations	Total
	(In thousands)
United States	$4,965,461	$2,110,240	$1,417,483	$(593,170)	$7,900,014
Canada	302,956	215,380	—	(21,186)	497,150
Europe	302,986	—	—	—	302,986
Mexico	—	222,358	—	—	222,358
Singapore	—	3,293	—	—	3,293
Total revenue	$5,571,403	$2,551,271	$1,417,483	$(614,356)	$8,925,801

	Year ended December 31, 2018
	FMS	SCS	DTS	Eliminations	Total
	(In thousands)
United States	$4,639,494	$1,990,486	$1,333,313	$(554,764)	$7,408,529
Canada	302,106	185,655	—	(21,440)	466,321
Europe	317,093	—	—	—	317,093
Mexico	—	198,147	—	—	198,147
Singapore	—	23,856	—	—	23,856
Total revenue	$5,258,693	$2,398,144	$1,333,313	$(576,204)	$8,413,946

	Year ended December 31, 2017
	FMS	SCS	DTS	Eliminations	Total
	(In thousands)
United States	$4,128,814	$1,566,945	$1,095,645	$(449,896)	$6,341,508
Canada	282,438	169,090	—	(19,568)	431,960
Europe	305,289	—	—	—	305,289
Mexico	—	170,525	—	—	170,525
Singapore	—	30,792	—	—	30,792
Total revenue	$4,716,541	$1,937,352	$1,095,645	$(469,464)	$7,280,074

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our SCS business segment includes revenue from the following industries:

	Years ended December 31,
	2019	2018	2017
	(In thousands)
Automotive	$1,003,508	$947,408	$783,642
Technology and healthcare	432,107	480,026	387,253
CPG and retail	901,344	766,765	535,687
Industrial and other	214,312	203,945	230,770
Total revenue	$2,551,271	$2,398,144	$1,937,352

Contract Balances

We record a receivable related to revenue recognized when we have an unconditional right to invoice. There were no material contract assets as of December 31, 2019 or 2018. Refer to Note 6, "Receivables, Net," for the amount of our trade receivables.

Contract liabilities relate to payments received in advance of performance under the contract. Changes in contract liabilities are due to additional billings and our performance under the contract. The amount of deferred revenue as of January 1, 2019 recognized as revenue during the year ended December 31, 2019 was $181 million. In addition, we deferred consideration of $203 million received in advance of performance during the year ended December 31, 2019 resulting in an increase in deferred revenue. Deferred revenue was $587 million and $566 million as of December 31, 2019 and 2018, respectively, related to the maintenance services component of our ChoiceLease product line.

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized (“contracted not recognized revenue”). Contracted not recognized revenue includes deferred revenue and amounts for full service ChoiceLease maintenance revenue that will be recognized as revenue in future periods as we provide maintenance services to our customers. Contracted not recognized revenue excludes variable consideration as it is not included in the transaction price consideration allocated at contract inception, as well as amounts from contracts with an original duration of one year or less. Further, contracted not recognized revenue does not include amounts from remaining performance obligations when we have the right to invoice the customer for the value to the customer of our performance completed to date. Contracted not recognized revenue was $2.9 billion as of December 31, 2019.

Costs to Obtain and Fulfill a Contract

We capitalize incremental sales commissions paid as a result of obtaining ChoiceLease, SCS and DTS contracts as contract costs. Capitalized sales commissions was $105 million and $107 million as of December 31, 2019 and 2018, respectively. Capitalized sales commissions include initial direct costs of our leases of $55 million and $53 million as of December 31, 2019 and 2018, respectively. Capitalized sales commissions are presented in “Sales-type leases and other assets” in the Consolidated Balance Sheets.

Capitalized sales commissions related to our ChoiceLease product are amortized based on the same pattern as the revenue is recognized for the underlying lease or non-lease components of the contract; generally on a straight-line basis for the lease component and consistent with the estimated pattern of maintenance costs for the non-lease component. We allocate the ChoiceLease commissions to the lease and non-lease components based on the same allocation of the contract consideration. The amortization period aligns with the term of our contract, which typically ranges from three to seven years, and the expense is included in “Selling, general and administrative expenses” in the Consolidated Statements of Earnings.

Capitalized sales commissions related to our SCS and DTS service contracts are amortized based on the same pattern as the revenue is recognized for the underlying contracts. This generally results in a straight-line amortization. The amortization period aligns with the expected term of the contract, which typically ranges from three to five years, and the expense is included in “Selling, general and administrative expenses” in the Consolidated Statement of Earnings.

For the years ended December 31, 2019, 2018, and 2017, sales commission expense was $43 million, $37 million and $33 million, respectively.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5. RESTRUCTURING AND OTHER ITEMS, NET

The following table presents the amounts within "Restructuring and other items, net" in the Consolidated Statements of Earnings that related to each segment in 2019, 2018 and 2017.

	Years ended December 31,
	2019	2018	2017
	(In thousands)
Fleet Management Solutions	$33,275	$16,785	$2,995
Supply Chain Solutions	(45)	4,413	(1,862)
Dedicated Transportation Solutions	—	—	771
Central Support Services	23,338	654	15,361
Restructuring and other items, net	$56,568	$21,852	$17,265

In 2019, 2018 and 2017, we executed restructuring plans to reduce our workforce in multiple locations as a result of cost containment actions. During 2019, we recognized employee termination costs related to the closure of several FMS maintenance locations in the U.S. and Canada and expect to incur additional restructuring charges in 2020, but we do not expect these charges to be material to our financial statements. In addition to these restructuring charges, we also incurred charges related to cost savings initiatives, the pursuit of a commercial claim and the implementation of an enterprise resource planning system. In addition, we recognized income from our Singapore operations that were shut down during the second quarter of 2019.
During 2018, we recognized restructuring charges offset by restructuring credits related to gains on the sale of certain U.K. facilities that were closed as part of our December 2017 restructuring activities and income from our Singapore operations that were shut down during the second quarter of 2019. We also incurred charges related to cost savings initiatives, transaction costs related to the acquisitions of MXD and Metro and an impairment charge of goodwill associated with our FMS Europe reporting unit. We recognized a net benefit for an adjustment to the one-time 2017 Tax Cuts and Jobs Act-related employee bonus accrued as of December 31, 2017.
During 2017, we recognized restructuring charges offset by restructuring credits related to gains on the sale of certain U.K. facilities that were closed as part of prior year restructuring activities and income from our Singapore operations that were shut down during the second quarter of 2019. We also incurred charges related to consulting fees associated with cost savings initiatives.
The following table summarizes the activities within, and components of, restructuring liabilities as of December 31, 2019, 2018 and 2017:

Employee Termination Costs
(In thousands)
Balance at December 31, 2016	$7,278
Workforce reduction charges	13,320
Utilization (1)	(7,524)
Balance at December 31, 2017	13,074
Workforce reduction charges	8,366
Utilization (1)	(13,845)
Balance at December 31, 2018	7,595
Workforce reduction charges	5,655
Utilization (1)	(6,485)
Balance at December 31, 2019 (2)	$6,765

_________________

(1)	Principally represents cash payments.

(2)	The majority of the balance remaining for employee termination costs is expected to be paid by the end of 2020.

Note: The restructuring liabilities shown above are included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6. RECEIVABLES, NET

	December 31,
	2019	2018
	(In thousands)
Trade	$1,060,298	$1,087,219
Sales-type leases	135,353	106,594
Other, primarily warranty and insurance	55,600	65,427
	1,251,251	1,259,240
Allowance	(22,761)	(17,182)
Total	$1,228,490	$1,242,058

7.     REVENUE EARNING EQUIPMENT, NET

	Estimated Useful Lives	December 31, 2019			December 31, 2018
		Cost	Accumulated Depreciation	Net (1)	Cost	Accumulated Depreciation	Net (1)
	(In years)	(In thousands)
Held for use:
ChoiceLease	3 — 12	$12,223,179	$(4,125,342)	$8,097,837	$10,824,819	$(3,645,485)	$7,179,334
Commercial rental	4.5 — 12	3,200,403	(1,049,850)	2,150,553	3,152,908	(1,047,346)	2,105,562
Held for sale		748,435	(569,161)	179,274	467,093	(336,028)	131,065
Total		$16,172,017	$(5,744,353)	$10,427,664	$14,444,820	$(5,028,859)	$9,415,961
_______________

(1)
Revenue earning equipment, net includes vehicles under finance leases of $12 million, less accumulated depreciation of $8 million, at December 31, 2019 and $23 million, less accumulated depreciation of $13 million, at December 31, 2018.

We periodically review and adjust, as appropriate, the estimated residual values and useful lives of revenue earning equipment for the purposes of recording depreciation expense. Our review of the estimated residual values and useful lives of revenue earning equipment is established with a long-term view based on vehicle class, generally subcategories of trucks, tractors and trailers by weight and usage, as well as other factors. We refer to this long-term view as "policy depreciation." These other factors include, but are not limited to, historical market prices, current and expected future market prices, expected lives of vehicles, and expected sales of used vehicles in the wholesale and retail markets. Factors that could cause actual results to materially differ from estimates include, but are not limited to, changes in technology; changes in supply and demand; competitor pricing; regulatory requirements; driver shortages, requirements and preferences; and changes in underlying assumption factors. We have disciplines related to the management and maintenance of our vehicles designed to manage the risk associated with the residual values of our revenue earning equipment. In addition, we also monitor market trends throughout the year and assess estimates of residual values of vehicles expected to be made available for sale in the near-term (generally 12 to 24 months) and may adjust estimates of residual values for these vehicles to reflect current market rates, which we refer to as "accelerated depreciation."

At the end of the second quarter of 2019, we began to experience softening in used vehicle market conditions, which intensified through the third quarter of 2019 and we now expect to continue throughout 2020. In addition, our inventory of used vehicles that is expected to be made available for sale was higher than expected, which has and will impact the volume of used vehicle sales expected to be sold through our wholesale channels. Due to these dynamics and our updated outlook, management concluded that our residual value estimates likely exceeded the expected future values that would be realized upon the sale of power vehicles in our fleet. As a result, we changed the estimates of residual values for our revenue earning equipment in the third quarter of 2019 to reflect more recent multi-year trends and our outlook for the expected used vehicle market. The increase in depreciation expense, resulting from the change in estimate, reduced earnings from continuing operations before income taxes and net earnings by approximately $297 million and $219 million, respectively, in 2019. This amount included accelerated depreciation of approximately $193 million related to lower residual value estimates of vehicles expected to be sold in the near-term and additional policy depreciation of $104 million. The effect of this change in estimate decreased our diluted earnings per share by $4.19 in 2019.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The impact of the vehicle residual value estimates change that occurred in the third quarter of 2019 is in addition to the depreciation expense of $30 million related to the policy depreciation estimate change effective January 1, 2019 and additional accelerated depreciation of $30 million that was incurred throughout 2019. We recorded accelerated depreciation expense of $39 million and $30 million in 2018 and 2017, respectively. Total depreciation expense related to revenue earning equipment was $1.8 billion, $1.3 billion and $1.2 billion in 2019, 2018 and 2017, respectively.

Revenue earning equipment held for sale is stated at the lower of net book value or fair value less costs to sell. Losses on vehicles held for sale for which carrying values exceeded fair value, which we refer to as "valuation adjustments," are recognized at the time they arrive at our used truck centers and are presented within "Used vehicle sales, net" in the Consolidated Statements of Earnings. For revenue earning equipment held for sale, we stratify our fleet by vehicle type (trucks, tractors and trailers), weight class, age and other relevant characteristics and create classes of similar assets for analysis purposes. For a certain population of revenue earning equipment held for sale, fair value was determined based upon recent market prices obtained from our own sales experience for sales of each class of similar assets and vehicle condition. Expected declines in market prices were also considered when valuing the vehicles held for sale.

The following table presents the revenue earning equipment held for sale that are measured at fair value on a nonrecurring basis and considered a Level 3 fair value measurement:

			Total Losses (2)
	December 31,		Years ended December 31,
	2019	2018	2019	2018	2017
Assets held for sale:	(In thousands)		(In thousands)
Revenue earning equipment: (1)
Trucks	$39,009	$44,325	$38,701	$40,220	$30,812
Tractors	73,359	35,397	40,213	9,030	21,261
Trailers	2,206	1,507	4,224	4,478	5,992
Total assets at fair value	$114,574	$81,229	$83,138	$53,728	$58,065
______________

(1)
Assets held for sale in the above table only include the portion of revenue earning equipment held for sale where net book values exceeded fair values and fair value adjustments were recorded. Assets held for sale where fair value was higher than net book value were $65 million and $50 million as of December 31, 2019 and 2018, respectively.

(2)	Total losses represent fair value adjustments for all vehicles held for sale throughout the period for which fair value was less than net book value.

The components of used vehicle sales, net were as follows:

	Years ended December 31,
	2019	2018	2017
	(In thousands)
Losses (gains) on vehicle sales, net	$(24,432)	$(31,403)	$(41,076)
Losses from fair value adjustments	83,138	53,728	58,065
Used vehicle sales, net	$58,706	$22,325	$16,989

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8.     OPERATING PROPERTY AND EQUIPMENT, NET

	Estimated Useful Lives	December 31,
		2019	2018
	(In years)	(In thousands)
Land	—	$245,034	$235,720
Buildings and improvements	10 — 40	904,567	896,385
Machinery and equipment	3 — 10	866,654	860,609
Other	3 — 10	125,760	125,377
		2,142,015	2,118,091
Accumulated depreciation		(1,224,216)	(1,256,037)
Total		$917,799	$862,054

Depreciation expense related to operating property and equipment was $118 million, $103 million and $97 million in 2019, 2018 and 2017, respectively.

9. GOODWILL
The carrying amount of goodwill attributable to each reportable business segment with changes therein was as follows:

	Fleet Management Solutions	Supply Chain Solutions	Dedicated Transportation Solutions	Total
	(In thousands)
Balance at January 1, 2018	$226,854	$127,842	$40,808	$395,504
Acquisitions (1)	32,266	63,424	—	95,690
Impairment	(15,513)	—	—	(15,513)
Foreign currency translation adjustment	(1)	(474)	—	(475)
Balance at December 31, 2018	243,606	190,792	40,808	475,206
Foreign currency translation adjustment	96	(277)	—	(181)
Balance at December 31, 2019 (2)	$243,702	$190,515	$40,808	$475,025

———————————

(1)	See Note 3, "Acquisitions," for additional information.

(2)	Accumulated impairment losses were $45 million as of both December 31, 2019 and 2018.
We assess goodwill for impairment on October 1st of each year or more often if deemed necessary. In the third quarter of 2019, we performed an interim impairment test of our FMS North America reporting unit (“FMS NA”) as a result of the decline in market conditions and our updated outlook primarily in the used vehicle market, which negatively affects our forecasted cash flows from the sale of used vehicles. Our valuation of fair value for FMS NA was determined based on a discounted future cash flow model (income approach) and the application of current market multiples for comparable publicly-traded companies (market approach). Based on our analysis, we determined that FMS NA goodwill was not impaired as of September 30, 2019. The estimated fair value of the FMS NA reporting unit exceeded its carrying value by approximately 5% as of September 30, 2019.
As a result of a revised forecast and outlook for the FMS NA reporting unit as of December 31, 2019, we performed an additional impairment test. Based on our analysis, we determined that FMS NA goodwill was not impaired as of December 31, 2019. However, the fair value of FMS NA was not substantially in excess of its carrying value. The estimated fair value of the FMS NA reporting unit exceeded its carrying value by approximately 15% as of December 31, 2019.
The increase in the estimated fair value of FMS NA in excess of its carrying value as compared to September 30, 2019 is due to improved estimated future cash flows from management actions which moderate future ChoiceLease growth assumptions, lower expected future capital expenditures and improve future profit margins.
Given this level of fair value, in the event the financial performance of FMS NA does not meet our expectations in the future; we experience future prolonged market downturns, including in the used vehicle market or a sustained decline in our stock price; or other negative revisions to key assumptions, we may be required to perform additional impairment analyses and could be required to recognize a non-cash goodwill impairment charge. Subsequent to December 31, 2019, we experienced a

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

decline in our market capitalization and if this decline continues for a sustained period of time, we may also be required to perform additional impairment analyses and could be required to recognize a non-cash goodwill impairment charge. As of December 31, 2019, there was $244 million of goodwill recorded related to FMS NA.
On October 1, 2019, we completed our annual goodwill impairment test for our SCS and DTS related reporting units and determined there were no impairments.
During the first quarter of 2018, we recorded an impairment charge of $16 million for all goodwill in the FMS Europe reporting unit. This item was reflected within "Restructuring and other items, net" in our Consolidated Statements of Earnings.

10. INTANGIBLE ASSETS, NET

	December 31,
	2019	2018
	(In thousands)
Indefinite lived intangible assets — Trade name	$8,731	$8,731
Finite lived intangible assets:
Customer relationship intangibles	113,150	113,025
Other intangibles, primarily trade name	2,367	2,367
Accumulated amortization	(73,343)	(65,048)
Total	$50,905	$59,075

The Ryder trade name has been identified as having an indefinite useful life. Customer relationship intangibles are being amortized on a straight-line basis over their estimated useful lives, generally 7-19 years. We recognized amortization expense associated with finite lived intangible assets in 2019, 2018 and 2017 of $8 million, $8 million and $6 million, respectively. The future amortization expense for each of the five succeeding years related to all intangible assets that are currently reported in the Consolidated Balance Sheets is estimated to range from $6 - $8 million per year for 2020 - 2024.

11. ACCRUED EXPENSES AND OTHER LIABILITIES

	December 31, 2019			December 31, 2018
	Accrued Expenses	Non-Current Liabilities	Total	Accrued Expenses	Non-Current Liabilities	Total
	(In thousands)
Salaries and wages	$126,119	$—	$126,119	$149,629	$—	$149,629
Deferred compensation	6,436	65,006	71,442	4,524	55,279	59,803
Pension benefits	3,863	413,829	417,692	3,754	456,979	460,733
Other postretirement benefits	1,478	20,187	21,665	1,387	18,097	19,484
Other employee benefits	21,577	—	21,577	28,370	—	28,370
Insurance obligations (1)	163,763	285,838	449,601	139,314	247,552	386,866
Operating taxes	116,003	—	116,003	100,399	—	100,399
Income taxes	2,873	17,484	20,357	3,491	18,477	21,968
Interest	46,032	—	46,032	39,522	—	39,522
Deposits, mainly from customers	82,573	3,065	85,638	80,401	3,390	83,791
Operating lease liabilities	72,285	151,361	223,646	73,422	137,384	210,806
Deferred revenue (2)	165,205	438,482	603,687	160,902	421,176	582,078
Restructuring liabilities (3)	6,765	—	6,765	7,595	—	7,595
Other	61,105	46,751	107,856	55,029	44,291	99,320
Total	$876,077	$1,442,003	$2,318,080	$847,739	$1,402,625	$2,250,364
_________________
(1) Insurance obligations are primarily comprised of self-insured claim liabilities.
(2) Deferred revenue is primarily related to the non-lease maintenance services component of our ChoiceLease product line.
(3) Refer to Note 5 "Restructuring and Other Items, Net" for further information.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During 2019 and 2018, we recognized charges of $18 million and $1 million, respectively, within earnings from continuing operations from the unfavorable development of estimated prior years claims where costs exceeded self-insured loss reserves. During 2017, we recognized a benefit of $9 million within earnings from continuing operations from the favorable development of estimated prior years' self-insured loss reserves for the reasons noted above.

12. INCOME TAXES
The components of earnings (loss) from continuing operations before income taxes and the provision for (benefit from) income taxes from continuing operations were as follows:

	Years ended December 31,
	2019	2018	2017
	(In thousands)
Earnings (loss) from continuing operations before income taxes:
United States	$(44,668)	$371,925	$273,033
Foreign	2,397	17,544	23,403
Total	$(42,271)	$389,469	$296,436

Provision for (benefit from) income taxes from continuing operations:
Current tax expense (benefit) from continuing operations:
Federal (1)	$(1,065)	$(23,333)	$6,752
State	9,187	6,862	9,360
Foreign	5,210	10,123	6,442
	13,332	(6,348)	22,554
Deferred tax expense (benefit) from continuing operations:
Federal	(8,228)	113,764	(455,021)
State	(18,790)	1,250	7,008
Foreign	(5,313)	(6,119)	1,794
	(32,331)	108,895	(446,219)
Total	$(18,999)	$102,547	$(423,665)
_______________
(1) The current federal tax benefit in 2018 includes the anticipated $22 million alternative minimum tax refunds generated by the 2017 Tax Cuts and Jobs Act.

A reconciliation of the federal statutory tax rate with the effective tax rate from continuing operations follows:

	Years ended December 31,
	2019	2018	2017
	(Percentage of pre-tax earnings)
Federal statutory tax rate	21.0%	21.0%	35.0%
Impact of one-time deemed repatriation	—%	6.2%	11.3%
Impact on deferred taxes for changes in tax rates	20.5%	(3.3)%	(188.5)%
Additional deferred tax adjustments	—%	(1.5)%	—%
State income taxes, net of federal income tax benefit	(19.2)%	3.7%	3.3%
Foreign rates varying from federal statutory tax rate	3.1%	0.1%	(4.2)%
Tax contingencies	15.7%	(0.9)%	0.1%
Tax credits	11.3%	0.2%	(0.1)%
Other permanent book-tax differences	(8.6)%	0.8%	0.2%
Other, net	1.1%	—%	—%
Effective tax rate	44.9%	26.3%	(142.9)%

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

  Tax Reform Impact

On December 22, 2017, the 2017 Tax Cuts and Jobs Act of 2017 (2017 Tax Reform) was signed into law. The 2017 Tax Reform made broad and complex changes to the U.S. tax code which have had a significant impact on our earnings. During 2017, we recorded a $619 million benefit for the re-measurement of our net deferred tax liability and a $33 million expense for the one-time transition tax as provisional estimates. During 2018, we completed our analyses and recorded an additional $10 million benefit for the re-measurement of our net deferred tax liability and an additional $24 million expense for the transition tax.
Deferred Income Taxes
The components of the net deferred income tax liability were as follows:

	December 31,
	2019	2018
	(In thousands)
Deferred income tax assets:
Self-insurance accruals	$94,690	$82,118
Net operating loss carryforwards	619,314	414,144
Accrued compensation and benefits	31,402	31,627
Federal benefit on state tax positions	9,115	11,027
Pension benefits	78,004	94,433
Deferred revenue	146,383	146,831
Other accruals	21,635	19,068
	1,000,543	799,248
Valuation allowance	(17,577)	(16,186)
	982,966	783,062
Deferred income tax liabilities:
Property and equipment basis differences	(2,121,842)	(1,937,009)
Other	(5,386)	(7,907)
	(2,127,228)	(1,944,916)
Net deferred income tax liability (1)	$(1,144,262)	$(1,161,854)
______________

(1)	Deferred tax assets of $17 million and $18 million have been included in "Sales-type leases and other assets" as of December 31, 2019 and 2018, respectively.

As of December 31, 2019, we have undistributed earnings of foreign subsidiaries of $826 million. We have historically reinvested such earnings overseas indefinitely and will continue to reinvest future foreign earnings overseas indefinitely. With respect to the undistributed earnings as of December 31, 2019, $635 million was included in the transition tax. The determination of the amount of any additional unrecognized deferred tax liability is not practicable because of the complexities associated with the hypothetical calculations used in evaluating whether we will maintain the indefinite reinvestment assertion.
As of December 31, 2019, we had U.S. federal tax effected net operating loss carryforwards, before unrecognized tax benefits, of $547 million, of which $137 million is expected to expire beginning 2033; the remaining $410 million has an indefinite carryforward period. Various U.S. subsidiaries had state tax effected net operating loss carryforwards, before unrecognized tax benefits and valuation allowances, of $89 million that will begin to expire as follows: $7 million in 2020, $4 million in 2021, and $73 million in 2022 and thereafter; the remaining $5 million has an indefinite carryforward period. To the extent that we do not generate sufficient state taxable income within the statutory carryforward periods to utilize the loss carryforwards in these states, the loss carryforwards will expire unused. We also had foreign tax effected net operating loss carryforwards of $19 million that are available to reduce future income tax payments in several countries, subject to varying expiration rules. We assess the realizability of our deferred tax assets and record a valuation allowance to the extent it is determined that they are not more-likely-than-not to be realized. Due to our assessment of future sources of taxable income in various states and foreign jurisdictions as of December 31, 2019 and the near-term expiration of certain net operating carryforwards, we recorded a valuation allowance of $18 million against our deferred tax assets. The valuation allowance is subject to change in future years based on the availability of future sources of taxable income to offset the net operating loss carryforwards.

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
Uncertain Tax Positions
In many cases, our uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. The following table summarizes these open tax years by jurisdiction:

Jurisdiction	Open Tax Year

United States (Federal)	2009 - 2011, 2013 - 2019
Canada	2012 - 2019
Mexico	2014 - 2019
United Kingdom	2018 - 2019
Brazil (in discontinued operations)	2014 - 2019

The following table summarizes the activity related to unrecognized tax benefits (excluding the federal benefit received from state positions):

	December 31,
	2019	2018	2017
	(In thousands)
Balance at January 1	$58,819	$62,288	$61,649
Additions based on tax positions related to the current year	1,422	3,885	3,971
Reductions due to lapse of applicable statutes of limitation	(11,323)	(7,354)	(3,332)
Gross balance at December 31	48,918	58,819	62,288
Interest and penalties	4,772	4,594	5,860
Balance at December 31	$53,690	$63,413	$68,148

Of the total unrecognized tax benefits as of December 31, 2019, $45 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods. The total includes $4 million of interest and penalties, as of both December 31, 2019 and 2018, net of the federal benefit on state interest. Unrecognized tax benefits related to federal, state and foreign tax positions may decrease by $8 million by December 31, 2020, if audits are completed or tax years close during 2020.
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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13. LEASES
Leases as Lessor

The components of revenue from leases were as follows:

	Years ended December 31,
	2019	2018	2017
	(In thousands)
Operating leases
Lease income related to ChoiceLease	$1,505,913	$1,369,025	$1,303,263
Lease income related to commercial rental (1)	952,560	905,305	777,270

Sales-type leases
Interest income related to net investment in leases	$46,801	$38,385	$30,169

Variable lease income excluding commercial rental (1)	$272,065	$244,911	$238,905

_________________

(1)	Lease income related to commercial rental includes both fixed and variable lease income. Variable lease income is approximately 15% to 25% of total commercial rental income.

The components of the net investment in sales-type leases included in "Receivables, net" and "Sales-type lease and other assets" in the Consolidated Balance Sheet were as follows:

	December 31,
	2019	2018
	(In thousands)
Net investment in the lease - lease payment receivable	$553,076	$505,057
Net investment in the lease - unguaranteed residual value in assets	44,952	46,209
	$598,028	$551,266

Maturities of sales-type lease receivables as of December 31, 2019 were as follows:

Years ending December 31	(In thousands)
2020	$166,300
2021	144,745
2022	117,645
2023	84,803
2024	62,292
Thereafter	86,417
Total undiscounted cash flows	662,202
Present value of lease payments (recognized as lease receivables)	(553,076)
Difference between undiscounted cash flows and discounted cash flows	$109,126

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Payments due for operating leases as of December 31, 2019 were as follows:

Years ending December 31	(In thousands)
2020	$1,316,590
2021	1,052,096
2022	765,195
2023	526,845
2024	347,258
Thereafter	291,703
Total undiscounted cash flows	$4,299,687

Leases as Lessee

The components of lease expense were as follows:

		Years ended December 31,
	Classification	2019	2018	2017
		(In thousands)
Finance lease cost
Amortization of right-of-use-assets	Other operating expenses, SG&A	$13,671	$13,805	$13,870
Interest on lease liabilities	Interest expense	2,565	2,546	2,288
Operating lease cost	Other operating expenses, SG&A	94,039	87,741	72,992
Short-term lease and other	Other operating expenses, SG&A	10,963	10,017	9,877
Variable lease cost	Other operating expenses, SG&A	12,459	9,888	8,892
Sublease income	Lease & related maintenance and rental revenues, Other operating expenses	(22,385)	(23,261)	(21,169)
Total lease cost		$111,312	$100,736	$86,750

Supplemental cash flow information related to leases was as follows:

	Years ended December 31,
	2019	2018	2017
	(In thousands)
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from finance leases	$2,565	$2,546	$2,288
Operating cash flows from operating leases	93,383	85,980	69,379
Financing cash flows from finance leases	17,922	17,601	17,206
Right-of-use assets obtained in exchange for lease obligations:
Finance leases	21,749	15,324	23,095
Operating leases	96,810	114,990	99,476

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Supplemental balance sheet information relates to leases was as follows:

		December 31,
	Classification	2019	2018
		(In thousands)
Assets
Operating lease right-of-use assets	Sales-type leases and other assets	$214,809	$203,834
Finance lease assets	Operating property and equipment, net and revenue earning equipment, net	44,190	41,647
Total leased assets		$258,999	$245,481

Liabilities
Current
Operating	Accrued expenses and other current liabilities	$72,285	$73,422
Finance	Short-term debt and current portion of long-term debt	12,381	14,543

Noncurrent
Operating	Other non-current liabilities	151,361	137,384
Finance	Long-term debt	39,336	32,909
Total lease liabilities		$275,363	$258,258

	December 31,
	2019	2018
Weighted-average remaining lease term
Operating	4 years	4 years
Finance	7 years	7 years
Weighted-average discount rate
Operating	4.0%	3.7%
Finance	6.6%	8.0%

Maturities of operating and finance lease liabilities were as follows:

	Operating	Finance
	Leases	Leases	Total
Years ending December 31	(In thousands)
2020	$79,345	$14,663	$94,008
2021	57,323	13,377	70,700
2022	43,173	9,013	52,186
2023	31,768	6,716	38,484
2024	13,452	4,825	18,277
Thereafter	18,455	12,561	31,016
Total lease payments	243,516	61,155	304,671
Less: Imputed Interest	(19,870)	(9,438)	(29,308)
Present value of lease liabilities	$223,646	$51,717	$275,363

As of December 31, 2019, we have entered into additional facility operating leases that have not yet commenced of $14 million. The operating leases will commence in 2020 through 2023 with lease terms of generally 3 to 5 years.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

14. DEBT

	Weighted-Average Interest Rate
	December 31,			December 31,
	2019	2018	Maturities	2019	2018
				(In thousands)
Short-term debt and current portion of long-term debt:
Short-term debt	1.98%	2.69%		$425,676	$81,522
Current portion of long-term debt, including finance leases				728,888	855,609
Total short-term debt and current portion of long-term debt				1,154,564	937,131
Total long-term debt:
U.S. commercial paper (1)	1.99%	2.78%	2023	119,690	454,397
Canadian commercial paper (1)	2.04%	2.28%	2023	107,128	123,491
Trade receivables program	—%	3.15%	2020	—	200,000
Global revolving credit facility	2.10%	3.25%	2023	8,104	12,581
Unsecured U.S. notes – Medium-term notes (1) (2)	3.17%	3.22%	2020-2026	5,965,064	4,853,496
Unsecured U.S. obligations	2.79%	3.50%	2024	200,000	50,000
Unsecured foreign obligations	2.18%	1.61%	2020-2024	265,910	216,719
Asset-backed U.S. obligations (3)	2.50%	2.37%	2020-2026	807,374	627,707
Finance lease obligations (4)	8.18%	7.97%	2020-2073	51,717	47,452
Total long-term debt				7,524,987	6,585,843
Debt issuance costs				(25,875)	(18,088)
				7,499,112	6,567,755
Current portion of long-term debt, including finance leases				(728,888)	(855,609)
Long-term debt				6,770,224	5,712,146
Total debt				$7,924,788	$6,649,277
_________________

(1)	Amounts are net of unamortized original issue discounts of $6 million and $7 million as of December 31, 2019 and 2018, respectively.

(2)
Amounts are inclusive of the fair market values of our hedging instruments on our notes of $10 million as of December 31, 2018. The fair market values of our hedging instruments were not material as of December 31, 2019. The notional amount of the interest rate swaps designated as fair value hedges was $525 million and $725 million as of December 31, 2019 and 2018, respectively.

(3)	Asset-backed U.S. obligations are related to financing transactions backed by a portion of our revenue earning equipment.

(4)	Refer to Note 13, "Leases," for additional information.

Contractual maturities of total debt, excluding finance lease obligations, are as follows:

Years ending December 31	(In thousands)
2020	$1,322,055
2021	1,082,983
2022	1,295,782
2023	1,930,497
2024	1,511,262
Thereafter	755,905
Total (1)	7,898,484
Finance lease obligations (Refer to Note 13)	51,717
Debt issuance costs	(25,875)
Impact of fair market value adjustments on notes subject to hedging	462
Total long-term debt	$7,924,788

_________________

(1)	Net of unamortized discount.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Debt Facilities

We maintain a $1.4 billion global revolving credit facility, which includes U.S. and Canadian commercial paper programs, with a syndicate of twelve lending institutions, which matures in September 2023. The agreement provides for annual facility fees which range from 7.5 basis points to 20 basis points based on our long-term credit ratings. The annual facility fee is currently 10 basis points. The credit facility is used primarily to finance working capital and vehicle purchases, but can also be used to issue up to $75 million in letters of credit (there were no letters of credit outstanding against the facility as of December 31, 2019). At our option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. The credit facility contains no provisions limiting its availability in the event of a material adverse change to our business operations; however, the credit facility does contain standard representations and warranties, events of default, cross-default provisions, and certain affirmative and negative covenants.

In order to maintain availability of funding, we must maintain a ratio of debt to consolidated net worth of less than or equal to 300%. Net worth, as defined in the credit facility, represents shareholders' equity excluding any accumulated other comprehensive income or loss associated with our pension and other postretirement plans. As of December 31, 2019, the ratio was 226%. As of December 31, 2019, there was $744 million available under the credit facility.

Our global revolving credit facility enables us to refinance short-term obligations on a long-term basis. Short-term commercial paper obligations not required for working capital needs are classified as long-term as we have both the intent and ability to refinance on a long-term basis. In addition, we have the intent and ability to refinance the current portion of long-term debt on a long-term basis. As of December 31, 2019, we classified $227 million of short-term commercial paper, $400 million of the current portion of long-term debt and $201 million of short-term debt as long-term debt. As of December 31, 2018, we classified $578 million of short-term commercial paper, $200 million of trade receivables borrowings, $250 million of the current portion of long-term debt and $50 million of short-term debt as long-term debt.

In 2019, we issued $2.1 billion of unsecured medium-term notes maturing in years 2022 through 2026. The proceeds from these notes were used to pay off maturing debt and for general corporate purposes. If these notes are downgraded below investment grade following, or as a result of, a change in control, the note holders can require us to repurchase all or a portion of the notes at a purchase price equal to 101% of principal value plus accrued and unpaid interest. We also executed a $50 million bank term loan at one of our Canadian subsidiaries and two $100 million bank term loans, all of which mature in 2024.

In 2019, we received $298 million from financing transactions backed by a portion of our revenue earning equipment. The proceeds from these transactions were used for general corporate purposes. We have provided end of term guarantees for the residual value of the revenue earning equipment in these transactions. The transaction proceeds, along with the end of term residual value guarantees, have been included within "asset-backed U.S. obligations" in the preceding table.

We have a trade receivables purchase and sale program, pursuant to which we sell certain of our domestic trade accounts receivable to a bankruptcy remote, consolidated subsidiary of Ryder, that in turn sells, on a revolving basis, an ownership interest in certain of these accounts receivable to a committed purchaser. The subsidiary is considered a VIE and is consolidated based on our control of the entity’s activities. We use this program to provide additional liquidity to fund our operations, particularly when it is cost effective to do so. The costs under the program may vary based on changes in interest rates. The available proceeds that may be received under the program are limited to $225 million. In June 2019, we renewed the trade receivables purchase and sale program. In February 2020, we increased the amount of available proceeds to $300 million. If no event occurs which causes early termination, the 365-day program will expire on June 11, 2020. The program contains provisions restricting its availability in the event of a material adverse change to our business operations or the collectibility of the collateralized receivables. Sales of receivables under this program are accounted for as secured borrowings based on our continuing involvement in the transferred assets.

In 2020, one of our Canadian subsidiaries executed bank term loans of approximately $80 million with maturity dates that range from one- to three-years, which included the refinancing of approximately $20 million of a term loan that matured in February 2020. The remaining proceeds were primarily used to repay intercompany debt.

The fair value of total debt (excluding finance lease and asset-backed U.S. obligations) was approximately $7.0 billion and $6.0 billion as of December 31, 2019 and 2018, respectively. For publicly-traded debt, estimates of fair value were based on market prices. For other debt, fair value is estimated based on a model-driven approach using rates currently available to us for debt with similar terms and remaining maturities. The fair value measurements of our publicly-traded debt and our other debt were classified within Level 2 of the fair value hierarchy.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

15. GUARANTEES

We have executed various agreements with third parties that contain standard indemnifications that may require us to indemnify a third party against losses arising from a variety of matters, such as lease obligations, financing agreements, environmental matters, and agreements to sell business assets. In each of these instances, payment by Ryder is contingent on the other party bringing about a claim under the procedures outlined in the specific agreement. Normally, these procedures allow us to dispute the other party’s claim. Additionally, our obligations under these agreements may be limited in terms of the amount and/or timing of any claim. We have entered into individual indemnification agreements with each of our independent directors, through which we will indemnify such director acting in good faith against any and all losses, expenses and liabilities arising out of such director’s service as a director of Ryder. The maximum amount of potential future payments under these agreements is generally unlimited.

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

As of December 31, 2019 and 2018, we had letters of credit and surety bonds outstanding, which primarily guarantee various insurance activities as noted in the following table:

	December 31,
	2019	2018
	(In thousands)
Letters of credit	$337,476	$253,259
Surety bonds	115,848	121,757

16. SHARE REPURCHASE PROGRAMS

In December 2019, our Board of Directors authorized a new share repurchase program intended to mitigate the dilutive impact of shares issued under our employee stock plans (the 2019 program). Under the 2019 program, management is authorized to repurchase up to 1.5 million shares of common stock, the sum of which will not exceed the number of shares issued to employees under our employee stock plans from December 1, 2019 to December 11, 2021. Share repurchases of common stock are made periodically in open-market transactions and are subject to market conditions, legal requirements, and other factors. Management may establish prearranged written plans under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the 2019 program, which allow for share repurchases during our quarterly blackout periods as set forth in the trading plan. As of December 31, 2019, we have not repurchased any shares under the 2019 program.

During 2019, 2018 and 2017, we repurchased 0.5 million, 0.4 million and 1.1 million shares under previous share repurchase programs for $28 million, $31 million and $78 million, respectively.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

17.  ACCUMULATED OTHER COMPREHENSIVE LOSS

Comprehensive income presents a measure of all changes in shareholders’ equity except for changes resulting from transactions with shareholders in their capacity as shareholders. The following summary sets forth the components of accumulated other comprehensive loss, net of tax:

	Currency Translation Adjustments and Other	Net Actuarial Loss (1)	Prior Service (Cost)/Credit (1)	Accumulated Other Comprehensive Loss
	(In thousands)
January 1, 2017	$(206,610)	$(620,292)	$(7,130)	$(834,032)
Amortization	—	20,267	219	20,486
Other current period change	62,837	39,872	1	102,710
December 31, 2017	(143,773)	(560,153)	(6,910)	(710,836)
Amortization	—	20,773	304	21,077
Other current period change	(55,940)	(62,017)	(3,351)	(121,308)
Adoption of new accounting standard	—	(98,987)	(1,580)	(100,567)
December 31, 2018	(199,713)	(700,384)	(11,537)	(911,634)
Amortization	—	22,692	554	23,246
Pension lump sum settlement	—	27,391	—	27,391
Other current period change	30,681	(6,012)	(163)	24,506
December 31, 2019	$(169,032)	$(656,313)	$(11,146)	$(836,491)
_______________________

(1)	These amounts are included in the computation of net periodic pension cost and pension settlement charge. See Note 20, "Employee Benefit Plans," for further information.

The gain from currency translation adjustments and other in 2019 primarily consists of currency translation adjustments of $38 million due to the strengthening of the British Pound and Canadian Dollar against the U.S. Dollar. The loss from currency translation adjustments of $56 million in 2018 was primarily due to the weakening of the British Pound and Canadian Dollar against the U.S. Dollar. The gain from currency translations in 2017 of $63 million was primarily due to the strengthening of the British Pound and Canadian Dollar against the U.S. Dollar. Refer to Note 20, "Employee Benefit Plans," for further information related to net actual loss and prior services cost.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

18. EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per common share from continuing operations:

	Years ended December 31,
	2019	2018	2017
	(In thousands, except per share amounts)
Earnings (loss) per share — Basic:
Earnings (loss) from continuing operations	$(23,272)	$286,922	$720,101
Less: Distributed and undistributed earnings allocated to unvested stock	(453)	(1,038)	(2,594)
Earnings (loss) from continuing operations available to common shareholders — Basic	$(23,725)	$285,884	$717,507

Weighted average common shares outstanding — Basic	52,348	52,390	52,613

Earnings (loss) from continuing operations per common share — Basic	$(0.45)	$5.46	$13.64

Earnings (loss) per share — Diluted:
Earnings (loss) from continuing operations	$(23,272)	$286,922	$720,101
Less: Distributed and undistributed earnings allocated to unvested stock	(453)	(1,038)	(2,594)
Earnings (loss) from continuing operations available to common shareholders — Diluted	$(23,725)	$285,884	$717,507

Weighted average common shares outstanding — Basic	52,348	52,390	52,613
Effect of dilutive equity awards	—	307	373
Weighted average common shares outstanding — Diluted	52,348	52,697	52,986

Earnings (loss) from continuing operations per common share — Diluted	$(0.45)	$5.43	$13.54
Anti-dilutive equity awards and market-based restrictive stock rights not included above	2,458	1,330	881

19. SHARE-BASED COMPENSATION PLANS

The following table provides information on share-based compensation expense and related income tax benefits recognized in 2019, 2018 and 2017:

	Years ended December 31,
	2019	2018	2017
	(In thousands)
Stock option and stock purchase plans	$6,575	$7,703	$7,869
Unvested stock awards	19,253	17,249	11,098
Share-based compensation expense	25,828	24,952	18,967
Income tax benefit	(4,667)	(4,615)	(6,628)
Share-based compensation expense, net of tax	$21,161	$20,337	$12,339

Total unrecognized pre-tax compensation expense related to share-based compensation arrangements as of December 31, 2019 was $31 million and is expected to be recognized over a weighted-average period of approximately 1.8 years. The total fair value of equity awards vested during 2019, 2018 and 2017 was $20 million, $18 million and $22 million, respectively.

Share-Based Incentive Awards

Share-based incentive awards are provided to employees under the terms of various share-based compensation plans (collectively, the Plans). The Plans are administered by the Compensation Committee of the Board of Directors. Awards under

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

the Plans principally include at-the-money stock options and unvested stock. Unvested stock awards include grants of market-based, performance-based, and time-vested restricted stock rights. Under the terms of our Plans, dividends on unvested stock are not paid unless the award vests. Upon vesting, the amount of the dividends paid is equal to the aggregate dividends declared on common shares during the period from the date of grant of the award until the date the shares underlying the award are delivered. As of December 31, 2019, there are 4.3 million shares authorized for issuance under the Plans and 4.2 million shares remaining available for future issuance.

Stock options are awards that allow employees to purchase shares of our stock at a fixed price in the future. Stock option awards are granted at an exercise price equal to the market price of our stock at the time of grant. These awards, which generally vest one-third each year, are fully vested three years from the grant date. Stock options granted since 2013 have contractual terms of ten years.

Restricted stock awards are unvested stock rights that are granted to employees and entitle the holder to shares of common stock as the award vests. Time-vested restricted stock rights typically vest ratably over three years regardless of company performance. The fair value of the time-vested awards is determined and fixed based on Ryder’s stock price on the date of grant.

Performance-based restricted stock awards (PBRSRs) include a performance-based vesting condition. PBRSRs are awarded based on our one-year adjusted return on capital (ROC). Beginning in 2018, PBRSRs are also awarded based on the spread between ROC and the cost of capital (COC) and strategic revenue growth (SRG).

Awards with a ROC performance-based vesting condition are segmented into three one-year performance periods. For these awards, up to 150% of the awards may be earned based on ROC measured against an annual ROC target. If earned, employees will receive the grant of stock three years after the grant date, provided they continue to be employed with Ryder, subject to Compensation Committee approval. For accounting purposes, the awards are not considered granted until the Compensation Committee approves the annual ROC target. During 2019, 2018 and 2017, 79,000, 98,000 and 79,000 PBRSRs, respectively, were considered granted for accounting purposes. The fair value of the PBRSRs is determined and fixed on the grant date based on our stock price on the date of grant. Share-based compensation expense is recognized on a straight-line basis over the vesting period, based upon the probability that the performance target will be met.

Awards with a performance-based vesting condition measured by the spread between ROC and COC (ROC/COC) have a three-year performance period. For these awards, up to 200% of the awards may be earned based on ROC/COC measured against a three-year ROC/COC target. The majority of these awards include a total shareholder return (TSR) modifier. Our TSR will be compared against the TSR of each of the companies in a custom peer group to determine our TSR percentile rank versus this custom peer group. The number of ROC/COC PBRSRs will then be adjusted based on this rank. During 2019 and 2018, approximately 74,000 and 51,000 PBRSRs, respectively, with the ROC/COC condition were awarded under the Plans. The fair value of these PBRSRs is estimated using a lattice-based option-pricing valuation model that incorporates a Monte-Carlo simulation. Share-based compensation expense is recognized on a straight-line basis over the vesting period, based upon the probability that the performance target will be met.

Awards with a SRG performance-based condition have a three-year performance period. For these awards, up to 200% of the awards may be earned based on SRG measured against a three-year SRG target. The majority of these awards include a TSR modifier consistent with the discussion above. During 2019 and 2018, approximately 74,000 and 51,000 PBRSRs, respectively, with the SRG condition were awarded under the Plans. The fair value of these PBRSRs is estimated using a lattice-based option-pricing valuation model that incorporates a Monte-Carlo simulation. Share-based compensation expense is recognized on a straight-line basis over the vesting period, based upon the probability that the performance target will be met.

Market-based restricted stock awards include a market-based vesting provision. The awards, which are no longer granted since 2017, are segmented into three performance periods of one, two and three years. At the end of each performance period, up to 150% of the award may be earned based on our TSR compared to the target TSR of a peer group over the applicable performance period. If earned, employees will receive the grant of stock at the end of the relevant three-year performance period provided they continue to be employed with Ryder, subject to Compensation Committee approval. The fair value of the market-based awards was determined on the date of grant using a Monte-Carlo valuation model. Share-based compensation expense is recognized on a straight-line basis over the vesting period and is recognized regardless of whether the awards vest.

We also grant stock awards to non-management members of the Board of Directors. Equity awards to new board members do not vest until the director has served a minimum of one year. Prior to 2018, board members received the awards upon separation from the Board. Beginning in 2018, each director may elect to receive his or her equity award in the form of

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

either (i) shares that are distributed at the time of grant or (ii) restricted stock units (RSUs) which will entitle the director to receive one share of Ryder stock for each RSU granted and are distributed upon or after separation from service on the board. The fair value of the awards is determined and fixed based on Ryder’s stock price on the date of grant. Share-based compensation expense is recognized for RSUs in the year the RSUs are granted. Ryder shares delivered upon grant have standard voting rights and rights to dividend payments. RSUs that are distributed upon or after separation from service on the board are eligible for non-forfeitable dividend equivalents until distribution but such RSUs have no voting rights.

Option Awards
The following is a summary of option activity under our stock option plans as of and for the year ended December 31, 2019:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Options outstanding at January 1	1,862	$72.28
Granted	220	59.09
Exercised	(7)	55.32
Forfeited or expired	(85)	71.45
Options outstanding at December 31	1,990	$70.92	6.1	$—
Vested and expected to vest at December 31	1,896	$70.71	5.2	$—
Exercisable at December 31	1,480	$71.53	5.3	$—

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between the close price of our stock on the last trading day of the year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders if all options were exercised at year-end. This amount fluctuates based on the fair market value of our stock. All options were "out-of-the-money" as of December 31, 2019.

Restricted Stock Awards
The following is a summary of activity for unvested restricted stock awards as of and for the year ended December 31, 2019:

	Time-Vested		Market-Based		Performance-Based
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
	(In thousands)		(In thousands)		(In thousands)
Unvested stock outstanding at January 1	488	$66.11	68	$64.26	229	$73.41
Granted	416	59.48	—	—	227	59.51
Vested (1)	(145)	61.97	(21)	54.10	(36)	55.32
Forfeited (2)	(29)	64.68	(29)	67.80	(46)	67.78
Unvested stock outstanding at December 31	730	$63.21	18	$76.49	374	$67.14

 _________________
(1) Includes awards attained above target.
(2) Includes awards canceled due to employee terminations or performance and market conditions not being achieved.

Stock Purchase Plan

We maintain an Employee Stock Purchase Plan (ESPP) that enables eligible participants in the U.S. and Canada to purchase full or fractional shares of Ryder common stock through payroll deductions of up to 15% of eligible compensation. The ESPP provides for quarterly offering periods during which shares may be purchased at 85% of the fair market value of our stock. The exercise price is based on the fair market value of the stock on the last trading day of the quarter. Stock purchased

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

under the ESPP must be held for 90 days or one year for officers. There were 5.5 million shares authorized for issuance under the existing ESPP as of December 31, 2019. There were 0.4 million shares remaining available to be purchased in the future under the ESPP as of December 31, 2019.

The following table presents the weighted-average exercise price for shares granted and exercised under the ESPP:

	Years ended December 31,
	2019	2018	2017

Shares granted and exercised	228,000	199,000	160,000
Weighted average exercise price	$47.97	$54.89	$66.72

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

The following table presents the weighted-average assumptions used for options granted:

	Years ended December 31,
	2019	2018	2017

Expected dividends	3.7%	2.8%	2.3%
Expected volatility	31.4%	29.4%	28.5%
Risk-free rate	2.4%	2.7%	1.9%
Expected term in years	4.4 years	4.4 years	4.4 years
Grant-date fair value	$11.74	$15.89	$15.71

Exercise of Employee Stock Options and Purchase Plans

The total intrinsic value of options exercised during 2019 was not material. The total intrinsic value of options exercised during 2018 and 2017 was $3 million and $5 million, respectively. The total cash received from employees under all share-based employee compensation arrangements for 2019, 2018 and 2017 was $8 million, $17 million and $21 million, respectively. In connection with these exercises, the tax benefits generated from share-based employee compensation arrangements were not material for 2019, 2018 and 2017.

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

In past years, we made amendments to defined benefit retirement plans that froze the retirement benefits for non-grandfathered and certain non-union employees in the U.S., Canada and the United Kingdom (U.K.). As a result of these amendments, non-grandfathered plan participants ceased accruing benefits under the plans as of the respective amendment effective date and began receiving an enhanced benefit under a defined contribution plan. All retirement benefits earned as of the amendment effective date were fully preserved and will be paid in accordance with the plan and legal requirements. The funding policy for these plans is to make contributions based on annual service costs plus amortization of unfunded past service liability, but not greater than the maximum allowable contribution deductible for federal income tax purposes. We may, from time to time, make voluntary contributions to our pension plans, which exceed the amount required by statute. The majority of the plans’ assets are invested in a master trust that, in turn, is invested primarily in commingled funds whose investments are listed stocks and bonds.

We also have a non-qualified supplemental pension plan covering certain U.S. employees, which provides for incremental pension payments from our funds so that total pension payments equal the amounts that would have been payable from our principal pension plans if it were not for limitations imposed by income tax regulations. The accrued pension liability related to this plan was $58 million and $53 million as of December 31, 2019 and 2018, respectively.

Pension Expense

Pension expense from continuing operations was as follows:

	Years ended December 31,
	2019	2018	2017
	(In thousands)
Company-administered plans:
Service cost	$11,007	$12,108	$12,345
Interest cost	84,960	78,234	86,431
Expected return on plan assets	(91,034)	(101,980)	(91,062)
Pension settlement expense	34,974	3,061	—
Amortization of:
Net actuarial loss	30,708	28,593	32,987
Prior service cost	711	550	579
	71,326	20,566	41,280
Union-administered plans	10,582	9,326	15,553
Net pension expense	$81,908	$29,892	$56,833

Company-administered plans:
U.S.	$75,936	$28,043	$43,717
Foreign	(4,610)	(7,477)	(2,437)
	71,326	20,566	41,280
Union-administered plans	10,582	9,326	15,553
	$81,908	$29,892	$56,833

Non-operating pension costs include the amortization of net actuarial loss and prior service cost, interest cost and expected return on plan assets components of pension and postretirement benefit costs, as well as any significant charges for settlements or curtailments. During 2019, we offered approximately 4,500 vested former employees in our U.S. defined benefit plan a one-time option to receive a lump sum distribution of their benefits. Approximately 1,700 former employees, or 38% of

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

those that were offered the distribution, accepted the offer. In December 2019, we made payments of approximately $80 million from the U.S. defined benefit plan assets, which resulted in a settlement of $90 million, representing approximately 4% of our U.S. pension plan obligations. We recognized a settlement loss of $32 million of the pro-rata share of the unrecognized actuarial losses existing at the time of the settlement.

The following table sets forth the weighted-average actuarial assumptions used in determining our annual pension expense:

	U.S. Plans Years ended December 31,			Foreign Plans Years ended December 31,
	2019	2018	2017	2019	2018	2017
Discount rate	4.35%	3.70%	4.20%	3.04%	2.70%	3.90%
Rate of increase in compensation levels	3.00%	3.00%	3.00%	3.08%	3.08%	3.10%
Expected long-term rate of return on plan assets	5.40%	5.40%	5.40%	5.36%	5.50%	5.48%
Gain and loss amortization period (years)	22	21	21	24	26	26

The return on plan assets assumption reflects the weighted-average of the expected long-term rates of return for the broad categories of investments held in the plans. The expected long-term rate of return is adjusted when there are fundamental changes in expected returns or in asset allocation strategies of the plan assets.
Obligations and Funded Status

The following table sets forth the benefit obligations, assets and funded status associated with our pension plans:

	2019	2018
	(In thousands)
Change in benefit obligations:
Benefit obligations at January 1	$2,135,143	$2,298,902
Service cost	11,007	12,108
Interest cost	84,960	78,234
Actuarial (gain) loss	274,456	(120,934)
Pension settlement	(102,905)	—
Benefits paid	(96,290)	(104,560)
Foreign currency exchange rate changes	17,709	(28,607)
Benefit obligations at December 31	2,324,080	2,135,143

Change in plan assets:
Fair value of plan assets at January 1	1,725,543	1,941,330
Actual return on plan assets	348,354	(108,386)
Employer contribution	72,202	27,741
Benefits paid	(96,290)	(104,560)
Pension settlement	(93,049)	—
Foreign currency exchange rate changes	21,948	(30,582)
Fair value of plan assets at December 31	1,978,708	1,725,543
Funded status	$(345,372)	$(409,600)
Funded percent	85%	81%

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The funded status of our pension plans was presented in the Consolidated Balance Sheets as follows:

	December 31,
	2019	2018
	(In thousands)
Noncurrent asset	$72,320	$51,133
Current liability	(3,863)	(3,754)
Noncurrent liability	(413,829)	(456,979)
Net amount recognized	$(345,372)	$(409,600)

Amounts recognized in accumulated other comprehensive loss (pre-tax) consisted of:

	December 31,
	2019	2018
	(In thousands)
Prior service cost	$13,798	$14,519
Net actuarial loss	869,907	929,995
Net amount recognized	$883,705	$944,514

In 2020, we expect to amortize $32 million of net actuarial loss as a component of pension expense.

The following table sets forth the weighted-average actuarial assumptions used in determining funded status:

	U.S. Plans December 31,		Foreign Plans December 31,
	2019	2018	2019	2018
Discount rate	3.30%	4.35%	2.30%	3.04%
Rate of increase in compensation levels	3.00%	3.00%	3.11%	3.08%

As of December 31, 2019 and 2018, our total accumulated benefit obligations, as well as our pension plan obligations (projected benefit obligations (PBO) and accumulated benefit obligations (ABO)) in excess of the fair value of the related plan assets, for our U.S. and foreign plans were as follows:

	U.S. Plans December 31,		Foreign Plans December 31,		Total December 31,
	2019	2018	2019	2018	2019	2018
	(In thousands)
Total accumulated benefit obligations	$1,812,813	$1,685,270	$489,135	$429,640	$2,301,948	$2,114,910
Plans with pension obligations in excess of plan assets:
PBO	1,832,786	1,703,847	8,693	6,912	1,841,479	1,710,759
ABO	1,812,813	1,685,270	7,025	5,788	1,819,838	1,691,058
Fair value of plan assets	1,423,787	1,250,032	—	—	1,423,787	1,250,032

Plan Assets

Our pension investment strategy is to reduce the effects of future volatility on the fair value of our pension assets relative to our pension obligations. We increase our allocation of high quality, longer-term fixed income securities and reduce our allocation of equity investments as the funded status of the plans improve. The plans utilize several investment strategies, including actively and passively managed equity and fixed income strategies. The investment policy establishes targeted allocations for each asset class that incorporate measures of asset and liability risks. Deviations between actual pension plan asset allocations and targeted asset allocations may occur as a result of investment performance and changes in the funded status from time to time. Rebalancing of our pension plan asset portfolios is evaluated periodically and rebalanced if actual allocations exceed an acceptable range. U.S. plans account for approximately 72% of our total pension plan assets. Equity securities primarily include investments in both domestic and international common collective trusts and publicly traded equities. Fixed income securities primarily include domestic collective trusts and corporate bonds. Other types of investments

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

include private equity fund-of-funds and hedge fund-of-funds. Equity and fixed income securities in our international plans include actively and passively managed mutual fund.

The following table presents the fair value of each major category of pension plan assets and the level of inputs used to measure fair value as of December 31, 2019 and 2018:

	Fair Value Measurements at December 31, 2019
Asset Category	Total	Level 1	Level 2	Level 3
	(In thousands)
Equity securities:
U.S. common collective trusts	$384,739	$—	$384,739	$—
Foreign common collective trusts	379,717	—	379,717	—
Fixed income securities:
Corporate bonds	84,519	—	84,519	—
Common collective trusts	1,011,515	—	1,011,515	—
Private equity and hedge funds	118,218	—	—	118,218
Total	$1,978,708	$—	$1,860,490	$118,218

	Fair Value Measurements at December 31, 2018
Asset Category	Total	Level 1	Level 2	Level 3
	(In thousands)
Equity securities:
U.S. common collective trusts	$315,741	$—	$315,741	$—
Foreign common collective trusts	352,040	—	352,040	—
Fixed income securities:
Corporate bonds	79,155	—	79,155	—
Common collective trusts	856,771	—	856,771	—
Private equity and hedge funds	121,836	—	—	121,836
Total	$1,725,543	$—	$1,603,707	$121,836
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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

partnership interests are valued using unobservable inputs and have been classified within Level 3 of the fair value hierarchy.

The following table presents a summary of changes in the fair value of the pension plans’ Level 3 assets for 2019 and 2018:

	2019	2018
	(In thousands)
Beginning balance at January 1	$121,836	$114,593
Return on plan assets:
Relating to assets still held at the reporting date	5,752	6,762
Relating to assets sold during the period	(44)	(38)
Purchases, sales, settlements and expenses	(9,326)	519
Ending balance at December 31	$118,218	$121,836

The following table details pension benefits expected to be paid in each of the next five fiscal years and in aggregate for the five fiscal years thereafter:

(In thousands)
2020	$107,940
2021	110,416
2022	114,180
2023	117,439
2024	120,585
2025-2029	628,854

For 2020, required pension contributions to our pension plans are estimated to be $37 million.

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

Our participation in these plans is outlined in the table below. Unless otherwise noted, the most recent Pension Protection Act zone status available in 2019 and 2018 is for the plan years ended December 31, 2018 and December 31, 2017, respectively. The zone status is based on information that we received from the plan. Among other factors, plans in the red zone are generally less than sixty-five percent funded, plans in the yellow zone are less than eighty percent funded, and plans in the green zone are at least eighty percent funded.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

		Pension Protection Act Zone Status			Ryder Contributions				Expiration Date(s) of Collective-Bargaining Agreement(s)
Pension Fund	Employer Identification Number	2019	2018	FIP/RP Status Pending/ Implemented (1)	2019	2018	2017	Surcharge Imposed
					(In thousands)
Western Conference Teamsters (2)	91-6145047	Green	Green	No	$3,971	$3,488	$3,245	No	01/12/18 to 03/31/21
IAM National (3)	51-6031295	Red	Green	RP Adopted	4,148	3,953	3,891	Yes	10/01/19 to 09/14/23
Automobile Mechanics Local No. 701	36-6042061	Yellow	Yellow	FIP Adopted	1,494	1,435	2,048	Yes	06/01/19 to 05/31/22
Other funds					969	931	915
Total contributions					10,582	9,807	10,099
Pension settlement (benefit) charges					—	(481)	5,454
Union-administered plans					$10,582	$9,326	$15,553
_____________

(1)	The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented.

(2)	The Pension Protection Act zone status is for the plan year ended December 31, 2019.

(3)	The Trustees voluntarily elected to put the fund in red status, even though the plan is at least eighty percent funded, and implemented a rehabilitation plan.

Our contributions are impacted by changes in contractual contributions rates as well as changes in the number of employees covered by each plan.

Savings Plans

Employees who do not actively participate in pension plans and are not covered by union-administered plans are generally eligible to participate in enhanced savings plans. These plans provide for (i) a company contribution even if employees do not make contributions for employees hired before January 1, 2016, (ii) a company match of employee contributions of eligible pay, subject to tax limits and (iii) a discretionary company match. Savings plan costs totaled $39 million, $40 million and $39 million in 2019, 2018 and 2017, respectively.

Deferred Compensation and Long-Term Compensation Plans

We have deferred compensation plans that permit eligible U.S. employees, officers and directors to defer a portion of their compensation. The deferred compensation liability, including Ryder matching amounts and accumulated earnings, totaled $71 million and $60 million as of December 31, 2019 and 2018, respectively.

We have established grantor trusts (Rabbi Trusts) to provide funding for benefits payable under the supplemental pension plan, deferred compensation plans and long-term incentive compensation plans. The assets held in the trusts were $72 million and $60 million as of December 31, 2019 and 2018, respectively. The Rabbi Trusts’ assets consist of short-term cash investments and a managed portfolio of equity securities, including our common stock. These assets, except for the investment in our common stock, are included in “Sales-type leases and other assets” because they are available to our general creditors in the event of insolvency. The equity securities are classified as trading securities and stated at fair value. Both realized and unrealized gains and losses are included in “Miscellaneous income, net.” The Rabbi Trusts’ investments of $1 million in our common stock as of both December 31, 2019 and 2018, are reflected at historical cost and included in shareholders’ equity.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Investments held in Rabbi Trusts are assets measured at fair value on a recurring basis, all of which are considered Level 1 of the fair value hierarchy. The following table presents the asset classes as of December 31, 2019 and 2018:

	December 31,
	2019	2018
	(In thousands)
Cash and cash equivalents	$18,460	$15,578
U.S. equity mutual funds	34,035	29,298
Foreign equity mutual funds	8,658	6,678
Fixed income mutual funds	9,800	7,849
Total Investments held in Rabbi Trusts	$70,953	$59,403

Other Postretirement Benefits

We sponsor plans that provide retired U.S. and Canadian employees with certain healthcare and life insurance benefits. Substantially all U.S. and Canadian employees not covered by union-administered health and welfare plans are eligible for the healthcare benefits. The postretirement medical plan was closed to non-grandfathered participants in 2013. Healthcare benefits for our principal plan are generally provided to qualified retirees under age 65 and eligible dependents. This plan requires employee contributions that vary based on years of service and include provisions that limit our contributions. The benefit obligation was $22 million and $19 million as of December 31, 2019 and 2018, respectively. The amount of postretirement benefit expense was not material for 2019, 2018 and 2017.
21. ENVIRONMENTAL MATTERS

Our operations involve storing and dispensing petroleum products, primarily diesel fuel, regulated under environmental protection laws. These laws require us to eliminate or mitigate the effect of such substances on the environment. In response to these requirements, we continually upgrade our operating facilities and implement various programs to detect and minimize contamination. In addition, we have received notices from the Environmental Protection Agency (EPA) and others that we have been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act; the Superfund Amendments and Reauthorization Act; and similar state statutes. We may be required to share in the cost of cleanup of 21 identified disposal sites.

Our environmental expenses, which are presented within “Cost of fuel services” in our Consolidated Statements of Earnings, consist of remediation costs as well as normal recurring expenses such as licensing, testing and waste disposal fees. These expenses totaled $16 million, $12 million and $12 million in 2019, 2018 and 2017, respectively. The carrying amount of our environmental liabilities was $12 million and $10 million as of December 31, 2019 and 2018, respectively. Our asset retirement obligations related to fuel tanks to be removed are not included above. Asset retirement obligations totaled $28 million and $27 million as of December 31, 2019 and 2018, respectively. The carrying amount of our environmental liabilities and our asset retirement obligations are included in “Accrued expenses and other current liabilities” and “Other non-current liabilities” in our Consolidated Balance Sheets.

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

22. OTHER ITEMS IMPACTING COMPARABILITY

Our primary measure of segment performance as shown in Note 26, "Segment Reporting," excludes certain items we do not believe are representative of the ongoing operations of the segment. Excluding these items from our segment measure of performance allows for better year over year comparison:

	Years ended December 31,
	2019	2018	2017
		(In thousands)
Restructuring and other, net (1)	$35,308	$5,597	$17,265
ERP implementation costs (1)	21,260	742	—
Goodwill impairment (2)	—	15,513	—
Restructuring and other items, net	56,568	21,852	17,265
Tax reform related bonus	—	—	23,278
Operating tax adjustment	—	—	2,205
Pension related adjustment (3)	—	—	5,454
Gain on sale of property (4)	(18,614)	—	(24,122)
Total	$37,954	$21,852	$24,080
_______________
(1) Refer to Note 5, "Restructuring and Other Items, Net," for additional information.
(2) Refer to Note 9, "Goodwill," for additional information.
(3) Refer to Note 20, "Employee Benefit Plans," for additional information.
(4) Refer to Note 25,"Miscellaneous Income, Net," for additional information.

In connection with the 2017 Tax Reform, we awarded a one-time bonus, totaling $23 million in the aggregate, to our U.S.-based non-incentive eligible employees in 2017. The bonus is reflected within “Selling, general and administrative expenses” in the Consolidated Statements of Earnings.

During 2017, we determined that certain operating tax expenses related to prior periods had not been recognized in prior period earnings. We recorded a one-time charge of $2 million within “Selling, general and administrative expenses” in the Consolidated Statements of Earnings as the impact of the adjustment was not material to our consolidated financial statements.

23. OTHER MATTERS

We are a party to various claims, complaints and proceedings arising in the ordinary course of our continuing business operations including, but not limited to, those relating to commercial and employment claims, environmental matters, risk management matters (e.g., vehicle liability, workers’ compensation, etc.), and administrative assessments primarily associated with operating taxes. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. For matters from continuing operations, we believe that the resolution of these claims, complaints and legal proceedings will not have a material effect on our consolidated financial statements.

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

24. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information was as follows:

	Years ended December 31,
	2019	2018	2017
	(In thousands)
Interest paid	$225,842	$161,826	$129,559
Income taxes paid	6,325	22,965	13,692
Changes in accounts payable related to purchases of revenue earning equipment	(114,751)	114,862	80,781

25. MISCELLANEOUS INCOME, NET

	Years ended December 31,
	2019	2018	2017
	(In thousands)
Gains on sales of operating property and equipment	$17,577	$2,478	$26,093
Insurance recoveries	1,033	1,155	1,734
Contract settlement	—	817	1,600
Foreign currency transaction gains (losses)	273	(459)	657
Rabbi trust investment income (loss)	11,221	(3,247)	10,522
Other, net	3,538	4,678	3,639
Total	$33,642	$5,422	$44,245

In 2019, we recorded a gain on the sale of certain SCS properties. In 2017, gains on sales of properties were $26 million which included the gain on the sale of a SCS property of $25 million. Refer to Note 20 "Employee Benefit Plans" for additional information on Rabbi trust investment income (loss).

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

26. SEGMENT REPORTING

Ryder is a global leader in transportation and supply chain management solutions. Our operating segments are aggregated into reportable business segments based upon similar economic characteristics, products, services, customers and delivery methods. We report our financial performance based on three business segments: (1) FMS, which provides full service leasing and leasing with flexible maintenance options, commercial rental, and contract or transactional maintenance services of trucks, tractors and trailers to customers principally in the U.S., Canada and the U.K.; (2) SCS, which provides integrated logistics solutions, including distribution, management, dedicated transportation and professional services in North America; and (3) DTS, which provides turnkey transportation solutions in the U.S. that includes dedicated vehicles, drivers and engineering and administrative support. Dedicated transportation services provided as part of an operationally integrated, multi-service, supply chain solution to SCS customers are primarily reported in the SCS business segment.

Our primary measurement of segment financial performance, defined as “Earnings from continuing operations before taxes” (EBT) from continuing operations, includes an allocation of Central Support Services (CSS) and excludes non-operating pension costs and certain other items as discussed in Note 5, "Restructuring and Other Items, Net" and Note 22, "Other Items Impacting Comparability." CSS represents those costs incurred to support all business segments, including finance and procurement, corporate services, human resources, information technology, public affairs, legal, marketing and corporate communications. The objective of the EBT measurement is to provide clarity on the profitability of each business segment and, ultimately, to hold leadership of each business segment accountable for their allocated share of CSS costs. Certain costs are not attributable to any segment and remain unallocated in CSS, including costs for investor relations, public affairs and certain executive compensation. CSS costs attributable to the business segments are predominantly allocated to FMS, SCS and DTS as follows:

•	Finance, corporate services, and health and safety — allocated based upon estimated and planned resource utilization;

•	Human resources — individual costs within this category are allocated under various methods, including allocation based on estimated utilization and number of personnel supported;

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

Our FMS segment leases revenue earning equipment and provides fuel, maintenance and other ancillary services to the SCS and DTS segments. EBT related to inter-segment equipment and services billed to SCS and DTS customers (equipment contribution) are included in both FMS and the segment that served the customer and then eliminated upon consolidation (presented as “Eliminations”). Inter-segment EBT allocated to SCS and DTS includes earnings related to equipment used in providing services to SCS and DTS customers.

Segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented. Each business segment follows the same accounting policies as described in Note 1, “Summary of Significant Accounting Policies.” However, we do not record right-of-use assets or liabilities for our intercompany operating leases between FMS and SCS and DTS business segments. The following tables set forth financial information for each of our segments and provide a reconciliation between segment EBT and earnings from continuing operations before income taxes. Prior period segment amounts have been revised to reflect the adoption of the new leasing standard (refer to Note 2 for further information).

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Years ended December 31,
	2019	2018	2017
	(In thousands)
Revenue:
Fleet Management Solutions:
ChoiceLease	$3,112,311	$2,860,266	$2,671,687
Commercial rental	1,009,086	960,606	813,539
SelectCare	541,358	502,835	464,056
Other	92,286	87,331	77,450
Fuel services revenue	816,362	847,655	689,809
Fleet Management Solutions	5,571,403	5,258,693	4,716,541
Supply Chain Solutions	2,551,271	2,398,144	1,937,352
Dedicated Transportation Solutions	1,417,483	1,333,313	1,095,645
Eliminations	(614,356)	(576,204)	(469,464)
Total revenue	$8,925,801	$8,413,946	$7,280,074

Earnings (Loss) Before Taxes:
Fleet Management Solutions	$(70,274)	$340,038	$295,618
Supply Chain Solutions	145,060	130,262	98,825
Dedicated Transportation Solutions	81,149	61,236	55,346
Eliminations	(50,732)	(63,593)	(53,273)
	105,203	467,943	396,516
Unallocated Central Support Services	(49,114)	(49,081)	(48,259)
Non-operating pension costs (1)	(60,406)	(7,541)	(27,741)
Other items impacting comparability, net (2)	(37,954)	(21,852)	(24,080)
Earnings (loss) from continuing operations before income taxes	$(42,271)	$389,469	$296,436
______________

(1)	Non-operating pension costs include the amortization of net actuarial loss and prior service costs, interest cost and expected return on plan assets components of pension and postretirement benefit costs and pension settlement charges. Refer to Note 20, "Employee Benefit Plans," for a discussion on these items.

(2)	Refer to Note 22, “Other Items Impacting Comparability,” for a discussion of items excluded from our primary measure of segment performance.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table sets forth depreciation expense, amortization expense and other non-cash charges, net, interest expense (income), capital expenditures paid and total assets for the years ended December 31, 2019, 2018 and 2017, as provided to the chief operating decision-maker for each of our reportable business segments:

	FMS	SCS	DTS	CSS	Eliminations	Total
	(In thousands)
2019
Depreciation expense (1)	$1,825,816	42,428	3,795	6,890	—	$1,878,929
Amortization expense and other non-cash charges, net	$126,224	55,658	1,427	3,815	—	$187,124
Interest expense (income) (2)	$243,406	1,038	(3,224)	161	—	$241,381
Capital expenditures paid	$3,643,573	49,421	2,182	39,998	—	$3,735,174
Total assets	$12,991,716	1,236,589	327,384	305,631	(385,986)	$14,475,334
2018
Depreciation expense (1)	$1,346,484	34,631	4,773	2,682	—	$1,388,570
Amortization expense and other non-cash charges, net	$81,041	65,443	1,469	1,053	—	$149,006
Interest expense (income) (2)	$181,335	1,171	(2,262)	244	—	$180,488
Capital expenditures paid	$2,979,482	45,348	1,444	24,135	—	$3,050,409
Total assets	$11,854,454	1,123,864	324,906	404,999	(360,415)	$13,347,808
2017
Depreciation expense (1)	$1,218,897	32,245	3,513	3,026	—	$1,257,681
Amortization expense and other non-cash charges, net	$79,252	28,032	1,801	(263)	—	$108,822
Interest expense (income) (2)	$145,400	(2,398)	(1,659)	533	—	$141,876
Capital expenditures paid	$1,783,917	50,117	3,375	23,027	—	$1,860,436
Total assets	$10,528,482	907,627	278,863	280,371	(269,614)	$11,725,729
____________

(1)
Depreciation expense totaling $27 million, $25 million and $24 million during 2019, 2018 and 2017, respectively, associated with CSS assets was allocated to business segments based upon estimated and planned asset utilization.

(2)
Interest expense was primarily allocated to the FMS segment since such borrowings were used principally to fund the purchase of revenue earning equipment used in FMS; however, interest income was also reflected in SCS and DTS based on targeted segment leverage ratios.

Geographic Information

	Years ended December 31,
	2019	2018
	(In thousands)
Long-lived assets:
United States	$10,106,520	$9,125,278
Foreign:
Canada	737,037	651,424
Europe	439,772	444,468
Mexico	62,134	56,608
Singapore	—	237
	1,238,943	1,152,737
Total	$11,345,463	$10,278,015

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

27. QUARTERLY INFORMATION (UNAUDITED)

		Earnings (Loss) from Continuing Operations Before Income Taxes	Earnings (Loss) from Continuing Operations		Earnings (Loss) from Continuing Operations per Common Share		Net Earnings (Loss) per Common Share
	Revenue			Net Earnings (Loss)	Basic	Diluted	Basic	Diluted
	(In thousands, except per share amounts)
2019
First quarter	$2,180,327	$68,151	$45,890	$45,316	$0.87	$0.87	$0.86	$0.86
Second quarter	2,244,993	103,069	75,452	75,215	1.44	1.43	1.43	1.43
Third quarter	2,223,932	(91,260)	(91,538)	(91,455)	(1.75)	(1.75)	(1.75)	(1.75)
Fourth quarter	2,276,549	(122,231)	(53,076)	(53,486)	(1.02)	(1.02)	(1.02)	(1.02)
Full year	$8,925,801	$(42,271)	$(23,272)	$(24,410)	$(0.45)	$(0.45)	$(0.47)	$(0.47)

2018
First quarter	$1,904,205	$52,699	$37,313	$36,886	$0.71	$0.70	$0.70	$0.70
Second quarter	2,089,904	101,894	46,169	44,908	0.88	0.87	0.85	0.85
Third quarter	2,159,682	118,863	91,602	90,842	1.74	1.73	1.73	1.72
Fourth quarter	2,260,155	116,013	111,838	111,977	2.13	2.12	2.13	2.12
Full year	$8,413,946	$389,469	$286,922	$284,613	$5.46	$5.43	$5.41	$5.38

Quarterly and year-to-date computations of per share amounts are made independently; therefore, the sum of per-share amounts for the quarters may not equal per-share amounts for the year.

Refer to Note 5, “Restructuring and Other Items, Net,” and Note 22, “Other Items Impacting Comparability,” for items included in earnings during 2019 and 2018.

Refer to Note 7, "Revenue Earning Equipment, Net" for further discussion on adjustments to the estimated residual values on revenue earning equipment that impacted earnings in the third and fourth quarter of 2019.

RYDER SYSTEM, INC. AND SUBSIDIARES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

		Additions
Description	Balance at Beginning of Period	Charged to Earnings	Transferred from Other Accounts (1)	Deductions (2)	Balance at End of Period
	(In thousands)
2019
Accounts receivable allowance	$17,182	23,003	—	17,424	$22,761
Self-insurance accruals (3)	$357,526	436,148	86,832	469,521	$410,985
Valuation allowance on deferred tax assets	$16,186	1,906	—	515	$17,577
2018
Accounts receivable allowance	$13,847	10,890	—	7,555	$17,182
Self-insurance accruals (3)	$348,612	359,528	82,904	433,518	$357,526
Valuation allowance on deferred tax assets	$18,667	(534)	—	1,947	$16,186
2017
Accounts receivable allowance	$14,915	12,335	—	13,403	$13,847
Self-insurance accruals (3)	$336,901	327,306	74,153	389,748	$348,612
Valuation allowance on deferred tax assets	$16,387	2,213	—	(67)	$18,667
______________

(1)	Transferred from other accounts includes employee contributions made to the medical and dental self-insurance plans.

(2)	Deductions represent write-offs, lease termination payments, insurance claim payments during the period and net foreign currency translation adjustments.

(3)
Self-insurance accruals include vehicle liability, workers’ compensation, property damage, cargo and medical and dental, which comprise our self-insurance programs. Amounts charged to earnings include developments in prior years' selected loss development factors, which charged earnings by $18 million in 2019 and $1 million in 2018 and benefited earnings by $9 million in 2017.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including Ryder’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that at December 31, 2019, Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective.
Management’s Report on Internal Control over Financial Reporting
Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Certified Public Accounting Firm thereon are set out in Item 8 of Part II of this Form 10-K Annual Report.
Changes in Internal Controls over Financial Reporting
Beginning January 1, 2019, we adopted ASU No. 2016-02, “Leases (Topic 842)” and related amendments (collectively, the “new lease standard”). As a result of our adoption of the new lease standard, we implemented significant new lease accounting systems, processes and internal controls over lease accounting to assist us in the application of the new lease standard. During the three months ended December 31, 2019, there were no changes in Ryder’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect such internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 with respect to executive officers is included within Item 1 in Part I under the caption “Information about our Executive Officers” of this Form 10-K Annual Report.
The information required by Item 10 with respect to directors, audit committee, audit committee financial experts and Section 16(a) beneficial ownership reporting compliance (to the extent applicable) is included under the captions “Election of Directors,” “Audit Committee,” and “Delinquent Section 16(a) Reports,” respectively, in our definitive proxy statement, which will be filed with the Commission within 120 days after the close of the fiscal year, and is incorporated herein by reference.
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

Securities Authorized for Issuance under Equity Compensation Plans

The following table includes information as of December 31, 2019 about certain plans that provide for the issuance of common stock in connection with the exercise of stock options and other share-based awards.

Plans	Number of Securities to be issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (a)
	(a)		(b)		(c)
Equity compensation plans approved by security holders:
Broad based employee stock plans	2,935,754	(1)	$69.69	(3)	656,593
Employee stock purchase plan	—		—		356,649
Non-employee directors' stock plans	209,917	(2)	—		37,484
Total	3,145,671		$69.69		1,050,726
_______________

(1)
Includes 1,989,773 stock options, 526,420 time-vested restricted stock awards, 17,880 market-based restricted stock awards and 401,681 performance-based restricted stock awards, which includes 27,392 performance-based restricted stock rights not considered granted under accounting guidance for stock compensation. Refer to Note 19, "Share-Based Compensation Plans", for additional information.

(2)
Includes 204,079 time-vested restricted stock awards, as well as 5,838 time-vested restricted stock awards awarded to non-executive directors and vested but not exercisable until six months after the director's retirement.

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

ITEM 16. FORM 10-K SUMMARY
None.

EXHIBIT INDEX

Exhibit Number	Description
3.1
The Ryder System, Inc. Restated Articles of Incorporation (conformed copy incorporating all amendments through May 3, 2019), previously filed with the Commission on May 9, 2019 as an exhibit to Ryder's Quarterly Report on Form 10-Q, is incorporated by reference in this report.

3.2
The Ryder System, Inc. By-Laws, as amended through May 3, 2019, previously filed with the Commission on May 9, 2019 as an exhibit to Ryder's Quarterly Report on Form 10-Q, is incorporated by reference in this report.

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

4.5	Form of Medium-Term Note - Master Note, previously filed with the Commission on July 30, 2019, as an exhibit to Ryder’s Quarterly Report on Form 10-Q, is incorporated by reference in this report.
4.6	Description of Ryder System Inc.'s Securities Registered Under Section 12 of the Securities Exchange Act of 1934.
10.1*
The Ryder System, Inc. 2005 Equity Compensation Plan, previously filed with the Commission on March 21, 2008, as Appendix A to Ryder's Definitive Proxy Statement on Schedule 14A, is incorporated by reference into this report.

10.2*
The Ryder System, Inc. Stock Purchase Plan for Employees, previously filed with the Commission on March 29, 2010, as Appendix B to Ryder System, Inc.'s Definitive Proxy Statement on Schedule 14A, is incorporated by reference into this report.

10.3*
Terms and Conditions applicable to restricted stock units granted under the Ryder System, Inc. 2005 Equity Compensation Plan, previously filed with the Commission as an exhibit to Ryder's Quarterly Report on Form 8-K filed with the Commission on May 11, 2005, are incorporated by reference into this report.

10.4*
Ryder System, Inc. 2012 Equity and Incentive Compensation Plan, previously filed with the Commission as an exhibit to Ryder's Current Report on Form 8-K filed with the Commission on May 10, 2012, is incorporated by reference into this report.

10.5*
Terms and Conditions applicable to non-qualified stock options granted under the Ryder System, Inc. 2012 Equity and Incentive Compensation Plan, previously filed with the Commission as an exhibit to Ryder's Current Report on Form 8-K filed with the Commission on May 10, 2012, are incorporated by reference into this report.

10.6*
Terms and Conditions applicable to restricted stock units granted under the Ryder System, Inc. 2012 Equity and Incentive Compensation Plan, previously filed with the Commission as an exhibit to Ryder's Current Report on Form 8-K filed with the Commission on May 10, 2012, are incorporated by reference into this report.

Exhibit Number	Description
10.7*
Amended and Restated Ryder System, Inc. 2012 Equity and Incentive Compensation Plan, previously filed with the Commission on May 10, 2016 as an exhibit to Ryder’s Quarterly Report on Form 8-K, is incorporated by reference to this report.

10.8*
Form of Terms and Conditions applicable to non-qualified stock options granted under the Amended and Restated Ryder System, Inc. 2012 Equity and Incentive Compensation Plan, previously filed with the Commission on July 27, 2016 as an exhibit to Ryder’s Quarterly Report on Form 10-Q, is incorporated by reference to this report.

10.9*
Form of Terms and Conditions applicable to restricted stock units for non-employee directors granted under the Amended and Restated Ryder System, Inc. 2012 Equity and Incentive Compensation Plan, previously filed with the Commission on July 27, 2016 as an exhibit to Ryder’s Quarterly Report on Form 10-Q, is incorporated by reference to this report.

10.10*
The Form of Amended and Restated Severance Agreement for Chief Executive Officer, previously filed with the Commission on February 14, 2017 as an exhibit to Ryder's Annual Report on Form 10-K for the year ended December 31, 2016, is incorporated by reference into this report.

10.11*
The Ryder System, Inc. Executive Severance Plan, effective as of January 1, 2017, previously filed with the Commission on February 14, 2017 as an exhibit to Ryder's Annual Report on Form 10-K for the year ended December 31, 2016, is incorporated by reference into this report.

10.12*
Form of Terms and Conditions applicable to non-qualified stock options granted under the Amended and Restated Ryder System, Inc. 2012 Equity and Incentive Compensation Plan, previously filed with the Commission on April 25, 2017 as an exhibit to Ryder’s Quarterly Report on Form 10-Q, is incorporated by reference to this report.

10.13*
Form of Terms and Conditions applicable to performance-based restricted stock rights granted under the Amended and Restated Ryder System, Inc. 2012 Equity and Incentive Compensation Plan, previously filed with the Commission on April 25, 2017 as an exhibit to Ryder’s Quarterly Report on Form 10-Q, is incorporated by reference to this report.

10.14*
Form of Terms and Conditions applicable to restricted stock rights granted under the Amended and Restated Ryder System, Inc. 2012 Equity and Incentive Compensation Plan, previously filed with the Commission on April 25, 2017 as an exhibit to Ryder’s Quarterly Report on Form 10-Q, is incorporated by reference to this report.

10.15*
Form of Terms and Conditions applicable to restricted stock units granted under the Amended and Restated Ryder System, Inc. 2012 Equity and Incentive Compensation Plan, previously filed with the Commission on April 25, 2017 as an exhibit to Ryder’s Quarterly Report on Form 10-Q, is incorporated by reference to this report.

10.16*
Form of Terms and Conditions applicable to performance-based restricted stock rights granted under the Amended and Restated Ryder System, Inc. 2012 Equity and Incentive Compensation Plan, previously filed with the Commission on February 20, 2018 as an exhibit to Ryder’s Annual Report on Form 10-K, is incorporated by reference to this report.

10.17*
The Form of Amended and Restated Severance Agreement for named executive officers (other than the Chief Executive Officer), previously filed with the Commission on February 20, 2018 as an exhibit to Ryder’s Annual Report on Form 10-K, is incorporated by reference to this report.

10.18*
Form of Terms and Conditions applicable to stock-awards for non-employee directors issued under the Amended and Restated Ryder System, Inc. 2012 Equity and Incentive Compensation Plan, previously filed with the Commission on July 25, 2018 as an exhibit to Ryder’s Quarterly Report on Form 10-Q, is incorporated by reference to this report.

10.19*
Form of Terms and Conditions applicable to deferred stock awards for non-employee directors issued under the Amended and Restated Ryder System, Inc. 2012 Equity and Incentive Compensation Plan, previously filed with the Commission on October 26, 2018 as an exhibit to Ryder’s Quarterly Report on Form 10-Q, is incorporated by reference to this report.

10.20*
The Ryder System, Inc. Directors Stock Award Plan, as amended and restated at February 10, 2005, previously filed with the Commission on February 24, 2005 as an exhibit to Ryder's Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated by reference into this report.

10.21*
The Ryder System, Inc. Directors Stock Plan, as amended and restated at May 7, 2004, previously filed with the Commission on February 24, 2005 as an exhibit to Ryder's Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated by reference into this report.

10.22*
The Ryder System Benefit Restoration Plan, as amended and restated, previously filed with the Commission as an exhibit to Ryder's Current Report on Form 8-K filed with the Commission on February 11, 2009, is incorporated by reference into this report.

10.23*
Form of Indemnification Agreement for independent directors, effective as of February 24, 2016, previously filed with the Commission as an exhibit to Ryder's Current Report on Form 8-K filed with the Commission on February 29, 2016, is incorporated by reference into this report.

Exhibit Number	Description
10.24*
The Ryder System, Inc. Deferred Compensation Plan, effective as of January 1, 2009, previously filed with the Commission as an exhibit to Ryder's Current Report on Form 8-K filed with the Commission on February 11, 2009, is incorporated by reference to this report.

10.25*
Employment Offer Letter for Frank Mullen dated as of August 25, 2017, between Ryder System, Inc. and Frank Mullen, previously filed with the Commission as an exhibit to Ryder’s Current Report on Form 8-K filed with the Commission on September 18, 2017, is incorporated by reference in this report.

10.26
Second Amended and Restated Global Revolving Credit Agreement, dated as of September 28, 2018, by and among Ryder System, Inc., certain Ryder subsidiaries, and the lenders and agents named therein, previously filed with the Commission as an exhibit to Ryder’s Current Report on Form 8-K filed with the Commission on October 3, 2018, is incorporated by reference to this report.

10.27*
Ryder System, Inc. 2019 Equity and Incentive Compensation Plan, previously filed with the Commission on March 18, 2019, as Appendix A to Ryder System, Inc.'s Definitive Proxy Statement on Schedule 14A, is incorporated by reference into this report.

10.28*
Employment Offer Letter for Scott T. Parker, previously filed with the Commission on March 27, 2019, as an exhibit to Ryder's Current Report on Form 8-K filed with the Commission on March 27, 2019, is incorporated by reference in this report.

10.29*
Form of Terms and Conditions Applicable to Deferred Stock Awards for Non-Employee Directors issued under the Ryder System, Inc. 2019 Equity and Incentive Compensation Plan, previously filed with the Commission on May 9, 2019 as an exhibit to Ryder's Quarterly Report on Form 10-Q, is incorporated by reference in this report.

10.30*
Form of Terms and Conditions Applicable to Non-Qualified Stock Options issued under the Ryder System, Inc. 2019 Equity and Incentive Compensation Plan, previously filed with the Commission on May 9, 2019 as an exhibit to Ryder's Quarterly Report on Form 10-Q, is incorporated by reference in this report.

10.31*
Form of Terms and Conditions Applicable to Performance-Based Restricted Stock Rights issued under the Ryder System, Inc. 2019 Equity and Incentive Compensation Plan, previously filed with the Commission on May 9, 2019 as an exhibit to Ryder's Quarterly Report on Form 10-Q, is incorporated by reference in this report.

10.32*
Form of Terms and Conditions Applicable to Restricted Stock Rights issued under the Ryder System, Inc. 2019 Equity and Incentive Compensation Plan, previously filed with the Commission on May 9, 2019 as an exhibit to Ryder's Quarterly Report on Form 10-Q, is incorporated by reference in this report.

10.33*
Form of Terms and Conditions Applicable to Stock Awards for Non-Employee Directors issued under the Ryder System, Inc. 2019 Equity and Incentive Compensation Plan, previously filed with the Commission on May 9, 2019 as an exhibit to Ryder's Quarterly Report on Form 10-Q, is incorporated by reference in this report.

10.34*
Form of Ryder System, Inc. Annual Cash Incentive Award Plan, previously filed with the Commission on May 9, 2019 as an exhibit to Ryder's Quarterly Report on Form 10-Q, is incorporated by reference in this report.

10.35*
Ryder System, Inc. Non-Qualified Stock Option Award Granted as an “Employment Inducement Grant” under New York Stock Exchange Listing Rule 303A.08, previously filed with the Commission on May 9, 2019 as an exhibit to Ryder's Quarterly Report on Form 10-Q, is incorporated by reference in this report.

10.36*
Ryder System, Inc. Restricted Stock Rights Award Granted as an “Employment Inducement Grant” under New York Stock Exchange Listing Rule 303A.08, previously filed with the Commission on May 9, 2019 as an exhibit to Ryder's Quarterly Report on Form 10-Q, is incorporated by reference in this report.

10.37*	Forms of Terms and Conditions Applicable to Non-Qualified Stock Options issued under the Ryder System, Inc. 2019 Equity and Incentive Compensation Plan.
10.38*	Form of Terms and Conditions Applicable to Performance-Based Restricted Stock Rights issued under the Ryder System, inc. 2019 Equity and Incentive Compensation Plan.
10.39*	Form of Terms and Conditions Applicable to Restricted Stock Rights issued under the Ryder System, inc. 2019 Equity and Incentive Compensation Plan.
21.1	List of subsidiaries of the registrant, with the state or other jurisdiction of incorporation or organization of each, and the name under which each subsidiary does business.
23.1
PricewaterhouseCoopers LLP consent to incorporation by reference in certain Registration Statements on Form S-8 and on Form S-3 of their report on Consolidated Financial Statements financial statement schedule and effectiveness of internal controls over financial reporting of Ryder System, Inc.

Exhibit Number	Description
24	Manually executed powers of attorney for each of:
	Robert J. Eck	David G. Nord
	Robert A. Hagemann	Abbie J. Smith
	Michael F. Hilton	E. Follin Smith
	Tamara L. Lundgren	Dmitri L. Stockton
	Luis P. Nieto	Hansel E. Tookes

31.1	Certification of Robert E. Sanchez pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of Scott Parker pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32	Certification of Robert E. Sanchez and Scott Parker pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

* Management contract or compensation plan arrangement pursuant to Item 601(b)(10) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 27, 2020	RYDER SYSTEM, INC.

By: /s/ ROBERT E. SANCHEZ
Robert E. Sanchez
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 27, 2020	By: /s/ ROBERT E. SANCHEZ
Robert E. Sanchez
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 27, 2020	By: /s/ SCOTT T. PARKER
Scott T. Parker
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	February 27, 2020	By: /s/ FRANK MULLEN
Frank Mullen
Vice President and Controller
(Principal Accounting Officer)

Date:	February 27, 2020	By: ROBERT J. ECK *
Robert J. Eck
Director

Date:	February 27, 2020	By: ROBERT A. HAGEMANN *
Robert A. Hagemann
Director

Date:	February 27, 2020	By: MICHAEL F. HILTON*
Michael F. Hilton
Director

Date:	February 27, 2020	By: TAMARA L. LUNDGREN*
Tamara L. Lundgren
Director

Date:	February 27, 2020	By: LUIS P. NIETO, JR. *
Luis P. Nieto, Jr.
Director

Date:	February 27, 2020	By: DAVID G. NORD *
David G. Nord
Director

Date:	February 27, 2020	By: ABBIE J. SMITH *
Abbie J. Smith
Director

Date:	February 27, 2020	By: E. FOLLIN SMITH *
E. Follin Smith
Director

Date:	February 27, 2020	By: DMITRI L. STOCKTON *
Dmitri L. Stockton
Director

Date:	February 27, 2020	By: HANSEL E. TOOKES, II *
Hansel E. Tookes, II
Director

Date:	February 27, 2020	*By: /s/ ALENA BRENNER
Alena Brenner
Attorney-in-Fact, pursuant to a power of attorney