Form 10-Q
period 2020-03-31
RYDER SYSTEM INC
filed 2020-05-01
CIK 85961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No   ☑
The number of shares of Ryder System, Inc. Common Stock ($0.50 par value per share) outstanding at March 31, 2020 was 53,735,964.

i

RYDER SYSTEM, INC.
FORM 10-Q QUARTERLY REPORT

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(unaudited)

	Three months ended March 31,
	2020	2019
	(In thousands, except per share amounts)
Lease & related maintenance and rental revenues	$927,756	$899,559
Services revenue	1,112,188	1,132,048
Fuel services revenue	121,362	148,720
Total revenues	2,161,306	2,180,327

Cost of lease & related maintenance and rental	818,292	664,289
Cost of services	954,429	971,690
Cost of fuel services	120,449	143,275
Other operating expenses	33,565	33,626
Selling, general and administrative expenses	224,119	231,325
Non-operating pension costs	1,221	6,462
Used vehicle sales, net	20,684	8,217
Interest expense	62,566	55,336
Miscellaneous (income) loss, net	8,668	(8,222)
Restructuring and other items, net	30,947	6,178
	2,274,940	2,112,176

Earnings (loss) from continuing operations before income taxes	(113,634)	68,151
Provision for (benefit from) income taxes	(4,505)	22,261
Earnings (loss) from continuing operations	(109,129)	45,890
Earnings (loss) from discontinued operations, net of tax	(484)	(574)
Net earnings (loss)	$(109,613)	$45,316

Earnings (loss) per common share — Basic
Continuing operations	$(2.09)	$0.87
Discontinued operations	(0.01)	(0.01)
Net earnings (loss)	$(2.10)	$0.86

Earnings (loss) per common share — Diluted
Continuing operations	$(2.09)	$0.87
Discontinued operations	(0.01)	(0.01)
Net earnings (loss)	$(2.10)	$0.86
See accompanying notes to condensed consolidated financial statements.
Note: EPS amounts may not be additive due to rounding.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three months ended March 31,
	2020	2019
	(In thousands)

Net earnings (loss)	$(109,613)	$45,316

Other comprehensive income (loss):
Changes in currency translation adjustment and other	(84,620)	15,762

Amortization of pension and postretirement items	7,779	7,468
Income tax expense related to amortization of pension and postretirement items	(1,613)	(2,014)
Amortization of pension and postretirement items, net of tax	6,166	5,454

Other comprehensive income (loss), net of taxes	(78,454)	21,216

Comprehensive income	$(188,067)	$66,532
See accompanying notes to condensed consolidated financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2020	December 31, 2019
	(In thousands, except share amounts)
Assets:
Current assets:
Cash and cash equivalents	$397,235	$73,584
Receivables, net	1,202,819	1,228,490
Inventories	65,422	80,822
Prepaid expenses and other current assets	191,090	179,155
Total current assets	1,856,566	1,562,051
Revenue earning equipment, net	10,033,616	10,427,664
Operating property and equipment, net of accumulated depreciation of $1,226,339 and $1,224,216, respectively	906,712	917,799
Goodwill	474,179	475,025
Intangible assets, net	48,673	50,905
Sales-type leases and other assets	1,044,478	1,041,890
Total assets	$14,364,224	$14,475,334

Liabilities and shareholders’ equity:
Current liabilities:
Short-term debt and current portion of long-term debt	$853,527	$1,154,564
Accounts payable	522,612	594,712
Accrued expenses and other current liabilities	820,257	876,077
Total current liabilities	2,196,396	2,625,353
Long-term debt	7,320,843	6,770,224
Other non-current liabilities	1,472,284	1,442,003
Deferred income taxes	1,131,965	1,161,444
Total liabilities	12,121,488	11,999,024

Commitments and contingencies (Note 17)
Shareholders’ equity:
Preferred stock, no par value per share — authorized, 3,800,917; none outstanding, March 31, 2020 and December 31, 2019	—	—
Common stock, $0.50 par value per share — authorized, 400,000,000; outstanding, March 31, 2020 — 53,735,964 and December 31, 2019 — 53,278,316	26,867	26,639
Additional paid-in capital	1,103,928	1,108,649
Retained earnings	2,026,886	2,177,513
Accumulated other comprehensive loss	(914,945)	(836,491)
Total shareholders’ equity	2,242,736	2,476,310
Total liabilities and shareholders’ equity	$14,364,224	$14,475,334
See accompanying notes to condensed consolidated financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2020	2019
	(In thousands)
Cash flows from operating activities from continuing operations:
Net earnings (loss)	$(109,613)	$45,316
Less: Loss from discontinued operations, net of tax	(484)	(574)
Earnings (loss) from continuing operations	(109,129)	45,890
Depreciation expense	523,223	377,357
Used vehicle sales, net	20,684	8,217
Amortization expense and other non-cash charges, net	42,698	27,131
Non-cash lease expense	22,460	23,218
Non-operating pension costs and share-based compensation expense	4,312	13,861
Deferred income tax expense (benefit)	(13,598)	19,729
Collections on sales-type leases	26,597	34,017
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(14,634)	26,181
Inventories	15,409	(756)
Prepaid expenses and other assets	(36,482)	(27,645)
Accounts payable	(25,707)	18,586
Accrued expenses and other non-current liabilities	(17,247)	(80,456)
Net cash provided by operating activities from continuing operations	438,586	485,330

Cash flows from investing activities from continuing operations:
Purchases of property and revenue earning equipment	(430,960)	(1,026,711)
Sales of revenue earning equipment	101,099	101,549
Sales of operating property and equipment	1,883	1,918
Other	(5,000)	—
Net cash used in investing activities from continuing operations	(332,978)	(923,244)

Cash flows from financing activities from continuing operations:
Net borrowings (repayments) of commercial paper and revolving credit facilities	332,682	158,258
Debt proceeds	556,849	799,300
Debt repaid	(627,701)	(478,411)
Dividends on common stock	(30,594)	(29,301)
Common stock issued	2,795	3,108
Common stock repurchased	(11,924)	(14,156)
Tax withholding on shares settled	(4,013)	(3,440)
Debt issuance costs and other items	(474)	(1,070)
Net cash provided by financing activities from continuing operations	217,620	434,288

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	725	(1,551)
Increase (decrease) in cash, cash equivalents, and restricted cash from continuing operations	323,953	(5,177)
Increase (decrease) in cash, cash equivalents, and restricted cash from discontinued operations	(302)	(147)
Increase (decrease) in cash, cash equivalents, and restricted cash	323,651	(5,324)
Cash, cash equivalents, and restricted cash at beginning of year	73,584	68,111
Cash, cash equivalents, and restricted cash at end of period	$397,235	$62,787
See accompanying notes to condensed consolidated financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

Three months ended March 31, 2020

	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Amount	Shares	Par				Total
	(In thousands, except share amounts)
Balance at January 1, 2020	$—	53,278,316	$26,639	$1,108,649	$2,177,513	$(836,491)	$2,476,310
Adoption of new accounting standard (see Note 2)	—	—	—	—	(5,077)	—	(5,077)
Comprehensive income	—	—	—	—	(109,613)	(78,454)	(188,067)
Common stock dividends declared and paid—$0.56 per share	—	—	—	—	(30,379)	—	(30,379)
Common stock issued under employee stock award and stock purchase plans (1)	—	760,258	380	(1,637)	—	—	(1,257)
Benefit plan stock sales (purchases) (2)	—	488	—	39	—	—	39
Common stock repurchases	—	(303,098)	(152)	(6,214)	(5,558)	—	(11,924)
Share-based compensation	—	—	—	3,091	—	—	3,091
Balance at March 31, 2020	$—	53,735,964	$26,867	$1,103,928	$2,026,886	$(914,945)	$2,242,736

Three months ended March 31, 2019

	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Amount	Shares	Par				Total
	(In thousands, except share amounts)
Balance at January 1, 2019	$—	53,116,485	$26,559	$1,084,391	$2,337,252	$(911,634)	$2,536,568
Comprehensive income	—	—	—	—	45,316	21,216	66,532
Common stock dividends declared and paid—$0.54 per share	—	—	—	—	(29,207)	—	(29,207)
Common stock issued under employee stock award and stock purchase plans (1)	—	409,294	205	(547)	—	—	(342)
Benefit plan stock sales (purchases) (2)	—	270	—	10	—	—	10
Common stock repurchases	—	(225,844)	(113)	(4,539)	(9,504)	—	(14,156)
Share-based compensation	—	—	—	7,399	—	—	7,399
Balance at March 31, 2019	$—	53,300,205	$26,651	$1,086,714	$2,343,857	$(890,418)	$2,566,804

__________________
(1)Net of common shares withheld as payment for the exercise price or to satisfy the holders’ withholding tax liability upon exercise of options.
(2)Represents open-market transactions of common shares by the trustee of our deferred compensation plans.

See accompanying notes to condensed consolidated financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. GENERAL

Interim Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Ryder System, Inc. (Ryder) and all entities in which Ryder has a controlling voting interest (subsidiaries) and variable interest entities (VIE) required to be consolidated in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the accounting policies described in our 2019 Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements and notes thereto. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included and the disclosures herein are adequate. The operating results for interim periods are unaudited and are not necessarily indicative of the results that can be expected for a full year.

The coronavirus (COVID-19) pandemic has negatively impacted several areas of our businesses, including lower demand for commercial rental and declines in volumes in our used vehicle sales, which we also expect to impact pricing (refer to Note 5, "Revenue Earning Equipment," for additional information), in our Fleet Management Solutions (FMS) business segment; deterioration in Supply Chain Solutions (SCS) volumes, primarily due to production shut downs in the automotive industry; sales growth opportunities in all of our businesses; and higher bad debt expenses related to increased concerns around customers' ability to pay invoices. With respect to our ChoiceLease product line, our customers have signed long-term lease contracts and, therefore, we do not expect our revenue and cash flows to be materially affected provided our customers remain solvent and continue to make their payments. We have attempted to mitigate the adverse impacts from the pandemic through cost reduction measures and reduction in capital expenditures.

Depending on the extent and duration of the pandemic, it may have a further impact on our significant judgments and estimates, including those related to goodwill and other asset impairments, residual values and other depreciation assumptions, deferred income taxes and annual effective tax rates, variable revenue considerations, the valuation of our pension plans, and allowance for credit losses.

Significant Accounting Policies

Our significant accounting policies are detailed in "Note 1: Summary of Significant Accounting Policies" within Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2019.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Reference Rate Reform

In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2020-04, Reference Rate Reform (Topic 848). This update provides optional expedients for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued at the end of 2021 because of reference rate reform. The update is effective for all entities as of March 12, 2020 through December 31, 2022. We are currently evaluating the impact on our consolidated financial position, results of operations, and cash flows.

Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). This pronouncement enhances and simplifies various aspects of income tax accounting guidance. Among other things, the amendment removes the year-to-date loss limitations in interim-period tax accounting and requires entities to reflect the effect of an enacted change in tax laws in the interim period that includes the enactment date of the new legislation. The standard is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, with early adoption permitted. We have early adopted this update in the first quarter of 2020, under the modified retrospective basis and prospective transition approaches, and it did not have a material impact on our consolidated financial position, results of operations, and cash flows.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

Cloud Computing Arrangements

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal Use Software (Topic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which addresses a customer’s accounting for implementation costs incurred in a cloud computing arrangement (CCA) that is a service contract. The new standard aligns the accounting for costs incurred to implement a CCA that is a service arrangement with the guidance on capitalizing costs associated with developing or obtaining internal-use software. The standard is effective for fiscal years beginning after December 15, 2019. We adopted the new standard prospectively on January 1, 2020 and it did not have a material impact on our consolidated financial position, results of operations, and cash flows.

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326). The new standard modifies the measurement of expected credit losses of certain financial instruments, including accounts receivable (excluding those related to operating leases) and net investments in sales-type leases. Among other things, these amendments require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The standard is effective for fiscal years beginning after December 15, 2019. The standard requires a cumulative-effect adjustment to the statement of financial position as of the beginning of the first reporting period in which the guidance is effective. Periods prior to the adoption date that are presented for comparative purposes are not adjusted. We adopted this new standard as of January 1, 2020 and it did not have a material impact on our consolidated financial position, results of operations, and cash flows.

3. REVENUE

Lease & related maintenance and rental revenues included non-lease revenue from maintenance services of $240 million and $239 million for the three months ended March 31, 2020 and 2019, respectively.

Disaggregation of Revenue

The following tables disaggregate our revenue recognized by primary geographical market by our FMS, SCS and DTS reportable business segments, as well as by industry for SCS. Refer to Note 19, "Segment Reporting," for the disaggregation of our revenue by major products/service line.

Primary Geographical Markets

	Three months ended March 31, 2020
	FMS	SCS	DTS	Eliminations	Total
	(In thousands)
United States	$1,197,521	$522,525	$334,888	$(137,295)	$1,917,639
Canada	70,765	53,552	—	(4,971)	119,346
Europe	71,951	—	—	—	71,951
Mexico	—	52,370	—	—	52,370
Total Revenues	$1,340,237	$628,447	$334,888	$(142,266)	$2,161,306

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

	Three months ended March 31, 2019
	FMS	SCS	DTS	Eliminations	Total
	(In thousands)
United States	$1,198,943	$529,393	$349,621	$(151,163)	$1,926,794
Canada	74,014	49,708	—	(5,401)	118,321
Europe	78,642	—	—	—	78,642
Mexico	—	53,277	—	—	53,277
Singapore	—	3,293	—	—	3,293
Total Revenues	$1,351,599	$635,671	$349,621	$(156,564)	$2,180,327

Industry

Our SCS business segment includes revenue from the below industries:

	Three months ended March 31,
	2020	2019
	(In thousands)
Automotive	$249,925	$253,679
Technology and healthcare	91,133	113,668
Consumer package goods and retail	229,932	217,098
Industrial and other	57,457	51,226
Total SCS Revenues	$628,447	$635,671

Contract Balances

We record a receivable related to revenue recognized when we have an unconditional right to invoice. Refer to Note 4 for further information regarding our receivables.

Contract liabilities primarily relate to payments received in advance of performance under the contract. Changes in contract liabilities are due to our performance under the contract. Deferred revenue related to the maintenance services component of our ChoiceLease product line was $590 million and $587 million as of March 31, 2020 and December 31, 2019, respectively. Revenue recognized during the three months ended March 31, 2020 and March 31, 2019 was $59 million and $58 million, respectively, for the amounts recorded as deferred revenue at the beginning of each year. In addition, we deferred consideration of $67 million and $57 million during the three months ended March 31, 2020 and March 31, 2019, respectively, which was received in advance of performance resulting in an increase in deferred revenue.

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized (“contracted not recognized revenue”). Contracted not recognized revenue includes deferred revenue and amounts for full service ChoiceLease maintenance revenue that will be recognized as revenue in future periods as we provide maintenance services to our customers. Contracted not recognized revenue excludes variable consideration as it is not included in the transaction price consideration allocated at contract inception. Contracted not recognized revenue was $2.9 billion as of March 31, 2020. As practical expedients, we do not disclose information about remaining performance obligations that are part of a contract that has an original expected duration of one year or less, and we do not disclose information about remaining performance obligations when we have the right to invoice the customer and the revenue recognized corresponds directly with the value to the customer of our performance completed to date.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

Costs to Obtain and Fulfill a Contract

We capitalize incremental sales commissions paid as a result of obtaining ChoiceLease, SCS and DTS service contracts as contract costs. Capitalized sales commissions were $101 million and $105 million as of March 31, 2020 and December 31, 2019, respectively. Capitalized sales commissions include initial direct costs of our leases of $53 million and $55 million as of March 31, 2020 and December 31, 2019, respectively, related to incremental sales commissions paid to our sales force as a result of obtaining ChoiceLease contracts. Capitalized sales commissions are presented in “Sales-type leases and other assets” in our Condensed Consolidated Balance Sheets. For both the three months ended March 31, 2020 and 2019, sales commission expense was $11 million.

4. RECEIVABLES, NET

	March 31, 2020	December 31, 2019
	(In thousands)
Trade	$1,039,932	$1,060,298
Sales-type leases	140,440	135,353
Other, primarily warranty and insurance	63,009	55,600
	1,243,381	1,251,251
Allowance for credit losses and other	(40,562)	(22,761)
Total	$1,202,819	$1,228,490

On January 1, 2020, we adopted the new accounting guidance related to the allowance for credit losses on our trade receivables and sales-type leases. As a result of the adoption, we increased our allowance for credit allowances and reduced retained earnings by an immaterial amount as of January 1, 2020. We maintain an allowance for credit losses and an allowance for billing adjustments related to certain discounts and other customer concessions. Estimates are updated regularly based on our review of historical loss rates, as well as current and expected events of our business segments, current collection trends and billing adjustments processed. Accounts are charged against the allowance when determined to be uncollectible.

When a business relationship with a customer is initiated, we evaluate collectibility from the customer and it is continuously monitored as services are provided. We have a credit rating system based on internally developed standards and ratings provided by third parties. Our credit rating system, along with monitoring for delinquent payments, allows us to make decisions as to whether collectibility is probable at the on-set of the relationship and subsequently as we offer services. Factors considered during this process include historical payment trends, industry risks, liquidity of the customer, years in business, and judgments, liens or bankruptcies. Payment terms vary by contract type, although terms generally include a requirement of payment within 30 to 90 days. When collectibility is not considered probable (typically when a customer is 120 days past due), revenue is not recognized until it is determined that the customer has the ability and intent to pay. Bad debt expense, which is recorded in selling, general and administrative expenses, was $19 million for the three months ended March 31, 2020, including impacts related to COVID-19. We continue to actively monitor the impact of the recent COVID-19 pandemic on expected credit losses.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

5. REVENUE EARNING EQUIPMENT, NET

	March 31, 2020			December 31, 2019
	Cost	Accumulated Depreciation	Net Book Value (1)	Cost	Accumulated Depreciation	Net Book Value (1)
	(In thousands)
Held for use:
ChoiceLease	$12,031,414	$(4,173,629)	$7,857,785	$12,223,179	$(4,125,342)	$8,097,837
Commercial rental	2,986,622	(1,000,206)	1,986,416	3,200,403	(1,049,850)	2,150,553
Held for sale	927,277	(737,862)	189,415	748,435	(569,161)	179,274
Total	$15,945,313	$(5,911,697)	$10,033,616	$16,172,017	$(5,744,353)	$10,427,664
 ————————————
(1)Revenue earning equipment, net includes vehicles under finance leases of $12 million, less accumulated depreciation of $8 million, as of March 31, 2020, and $12 million, less accumulated depreciation of $8 million, as of December 31, 2019.

Revenue earning equipment held for sale is stated at the lower of carrying amount or fair value less costs to sell. Losses on vehicles held for sale for which carrying values exceeded fair value, which we refer to as "valuation adjustments," are recognized at the time they arrive at our used truck sales centers and are presented within “Used vehicle sales, net” in the Condensed Consolidated Statements of Earnings. For revenue earning equipment held for sale, we stratify our fleet by vehicle type (trucks, tractors and trailers), weight class, age and other relevant characteristics and create classes of similar assets for analysis purposes. For a certain population of our revenue earning equipment held for sale, fair value was determined based upon recent market prices obtained from our own sales experience for sales of each class of similar assets and vehicle condition. Expected declines in market prices were also considered when valuing the vehicles held for sale.

In the first quarter of 2020, we revised our residual value estimates for vehicles that are expected to be sold in the near-term (mid-2021) and recorded valuation adjustments on our vehicles held for sale due to the expected negative impacts of the COVID-19 pandemic on pricing and volume of used vehicle sales. We now expect lower used vehicle pricing in the second half of 2020 due to lower demand rather than our previous expectations of a modest increase during that time. As a result of these changes in estimated residual values, we recorded additional accelerated depreciation of $27 million and valuation adjustments of $21 million, which negatively impacted our FMS business segment results.

The following table presents our assets held for sale that are measured at fair value on a nonrecurring basis and considered a Level 3 fair value measurement:

			Total Losses (2)
			Three months ended March 31,
	March 31, 2020	December 31, 2019	2020	2019
	(In thousands)
Assets held for sale:
Revenue earning equipment (1):
Trucks	$46,129	$39,009	$11,062	$11,546
Tractors	85,302	73,359	8,453	4,968
Trailers	3,251	2,206	1,993	180
Total assets at fair value	$134,682	$114,574	$21,508	$16,694
 ————————————
(1)Assets held for sale in the table above only include the portion of revenue earning equipment held for sale where net book values exceeded fair values and fair value valuation adjustments were recorded. The net book value of assets held for sale that were less than fair value was $55 million and $65 million as of March 31, 2020 and December 31, 2019, respectively.
(2)Total losses represent fair value valuation adjustments for all vehicles reclassified to held for sale throughout the period for which fair value was less than net book value.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

The components of used vehicle sales, net were as follows:

	Three months ended March 31,
	2020	2019
	(In thousands)
Losses (gains) on vehicle sales, net	$(824)	$(8,477)
Losses from valuation adjustments	21,508	16,694
Used vehicle sales, net	$20,684	$8,217

6. GOODWILL AND INTANGIBLE ASSETS

The carrying amount of goodwill attributable to each reportable business segment with changes therein was as follows:

	FMS	SCS	DTS	Total
	(In thousands)

Balance at December 31, 2019	$243,702	$190,515	$40,808	$475,025
Foreign currency translation adjustments	(398)	(448)	—	(846)
Balance at March 31, 2020	$243,304	$190,067	$40,808	$474,179

We assess goodwill for impairment on October 1st of each year or more often if deemed necessary. In the first quarter of 2020, we performed an interim impairment test of our FMS North America reporting unit (“FMS NA”) as a result of the decline in market conditions and our updated outlook as a result of the impact of COVID-19. Our valuation of fair value for FMS NA was determined based on a discounted future cash flow model (income approach) and the application of current market multiples for comparable publicly-traded companies (market approach). Based on our analysis, we determined that FMS NA goodwill was not impaired as of March 31, 2020. The estimated fair value of the FMS NA reporting unit exceeded its carrying value by approximately 5% as of March 31, 2020.

Given this level of fair value, in the event the financial performance of FMS NA does not meet our expectations in the future; we experience future prolonged market downturns, including in the used vehicle market or continued declines in our stock price; negative trends from the COVID-19 pandemic continue; or there are other negative revisions to key assumptions, we may be required to perform additional impairment analyses and could be required to recognize a non-cash goodwill impairment charge. As of March 31, 2020, there was $243 million of goodwill recorded related to FMS NA.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

The following table includes the carrying value of our intangible assets attributable to each reportable business segment (in thousands):

	March 31, 2020
	FMS	SCS	DTS	CSS	Total
Indefinite lived intangible assets - Trade name	$—	$—	$—	$8,731	$8,731
Finite lived intangible assets:
Customer relationship intangibles	56,050	49,518	7,582	—	113,150
Other intangibles, primarily trade name	1,636	731	—	—	2,367
	57,686	50,249	7,582	8,731	124,248
Accumulated amortization	(49,970)	(21,222)	(4,383)	—	(75,575)
Total	$7,716	$29,027	$3,199	$8,731	$48,673

	December 31, 2019
	FMS	SCS	DTS	CSS	Total
Indefinite lived intangible assets - Trade name	$—	$—	$—	$8,731	$8,731
Finite lived intangible assets:
Customer relationship intangibles	56,050	49,518	7,582	—	113,150
Other intangibles, primarily trade name	1,636	731	—	—	2,367
	57,686	50,249	7,582	8,731	124,248
Accumulated amortization	(49,031)	(20,047)	(4,265)	—	(73,343)
Total	$8,655	$30,202	$3,317	$8,731	$50,905

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

7. ACCRUED EXPENSES AND OTHER LIABILITIES

	March 31, 2020			December 31, 2019
	Accrued Expenses	Non-Current Liabilities	Total	Accrued Expenses	Non-Current Liabilities	Total
	(In thousands)
Salaries and wages	$95,604	$—	$95,604	$126,119	$—	$126,119
Deferred compensation	3,791	57,654	61,445	6,436	65,006	71,442
Pension benefits	3,829	411,684	415,513	3,863	413,829	417,692
Other postretirement benefits	1,464	19,624	21,088	1,478	20,187	21,665
Other employee benefits	6,629	—	6,629	21,577	—	21,577
Insurance obligations (1)	165,245	308,631	473,876	163,763	285,838	449,601
Operating taxes	116,514	—	116,514	116,003	—	116,003
Income taxes	7,590	17,972	25,562	2,873	17,484	20,357
Interest	45,224	—	45,224	46,032	—	46,032
Deposits, mainly from customers	78,033	3,250	81,283	82,573	3,065	85,638
Operating lease liabilities	70,314	157,581	227,895	72,285	151,361	223,646
Deferred revenue (2)	162,946	443,590	606,536	165,205	438,482	603,687
Restructuring liabilities (3)	5,012	—	5,012	6,765	—	6,765
Other	58,062	52,298	110,360	61,105	46,751	107,856
Total	$820,257	$1,472,284	$2,292,541	$876,077	$1,442,003	$2,318,080
 ————————————
(1)Insurance obligations are primarily comprised of self-insured claim liabilities.
(2)Deferred revenue is primarily related to the non-lease maintenance services component of our ChoiceLease product line.
(3)The reduction in restructuring liabilities from December 31, 2019 principally represents cash payments for employee termination costs. The majority of the balance remaining in restructuring liabilities is expected to be paid by the end of 2020.

8. INCOME TAXES
Effective Tax Rate

Our effective income tax rate from continuing operations for the first quarter of 2020 was a benefit of 4.0% as compared to an expense of 32.7% in the first quarter of 2019. In the first quarter of 2020, the tax rate was impacted by the reduction in earnings due to accelerated depreciation charges and the COVID-19 economic effects. Additionally, we recorded a valuation allowance of $13 million on the net deferred tax assets of our U.K. operations on a discrete basis.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

9. LEASES
Leases as Lessor

The components of lease income were as follows:

	Three months ended March 31,
	2020	2019
	(In thousands)
Operating leases
Lease income related to ChoiceLease	$399,588	$360,309
Lease income related to commercial rental (1)	195,695	219,171

Sales type leases
Interest income related to net investment in leases	$11,644	$11,456

Variable lease income excluding commercial rental (1)	$65,507	$55,439
————————————
(1)Lease income related to commercial rental includes both fixed and variable lease income. Variable lease income is approximately 15% to 25% of total commercial rental income based on management's internal estimates.

The components of net investment in sales-type leases were as follows:

	March 31, 2020	December 31, 2019
	(In thousands)
Net investment in the lease — lease payment receivable	$568,911	$553,076
Net investment in the lease — unguaranteed residual value in assets	42,920	44,952
	611,831	598,028
Estimated loss allowance (1)	(3,591)	(673)
Total (2)	$608,240	$597,355
————————————
(1)Amount as of March 31, 2020 reflects an immaterial cumulative-effect adjustment in connection with the adoption of the new credit loss standard (refer to Note 2 for further information).
(2)Net investment in the sales-type lease are included in "Receivables, net" and "Sales-type leases and other assets" in the Condensed Consolidated Balance Sheets.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

10. DEBT

	Weighted Average Interest Rate
	March 31, 2020	Maturities	March 31, 2020	December 31, 2019
			(In thousands)
Debt:
U.S. commercial paper (1)	2.05%	2023	$713,464	$511,486
Canadian commercial paper (1)	1.72%	2023	33,409	136,199
Trade receivables program	1.46%	2021	300,000	—
Global revolving credit facility	2.70%	2023	234,565	8,104
Unsecured U.S. notes — Medium-term notes (1)(2)	3.19%	2020-2026	5,570,822	5,965,064
Unsecured U.S. obligations	3.41%	2024	200,000	200,000
Unsecured foreign obligations	2.36%	2020-2024	310,634	270,719
Asset-backed U.S. obligations (3)	2.50%	2020-2026	784,632	807,374
Finance lease obligations and other		2020-2073	50,584	51,717
			8,198,110	7,950,663
Debt issuance costs			(23,740)	(25,875)
Total debt			8,174,370	7,924,788
Short-term debt and current portion of long-term debt			(853,527)	(1,154,564)
Long-term debt			$7,320,843	$6,770,224
 ————————————
(1)Amounts are net of unamortized original issue discounts of $5 million and $6 million as of March 31, 2020 and December 31, 2019, respectively.
(2)Amounts are inclusive of the fair market values of our hedging instruments on our notes of assets of $6 million as of March 31, 2020. The fair market values of our hedging instruments were not material as of December 31, 2019. The notional amount of the executed interest rate swaps designated as fair value hedges was $375 million and $525 million as of March 31, 2020 and December 31, 2019, respectively.
(3)Asset-backed U.S. obligations are related to financing transactions backed by a portion of our revenue earning equipment.

The following table includes our proceeds from borrowings and repayment of debt for the three months ended March 31, 2020.

Debt Proceeds		Debt Repayments
	(in thousands)		(in thousands)
Trade receivables program	$300,000	2.65% Medium-term notes (due March 2020)	$400,000
Unsecured foreign term loans (1.71% due February 2021 and 1.89% due February 2023)	177,926	Unsecured foreign term loans (1.71% due March 2020 and 1.89% due March 2020)	177,926
Canada term loans (2.94% due February 2021 and 2.99% due February 2022)	60,132	Asset-backed U.S. obligations	27,252
Canada term loan (3.44% due February 2023)	18,791	Canada term loan, finance lease obligations, and other repayments	22,523
Total debt proceeds	$556,849	Total debt repaid	$627,701

We maintain a $1.4 billion global revolving credit facility with a syndicate of twelve lending institutions, which matures in September 2023. The agreement provides for annual facility fees that range from 7.5 basis points to 20 basis points based on our long-term credit ratings. The annual facility fee is 10 basis points as of March 31, 2020, which applies to the total facility size of $1.4 billion. The credit facility is primarily used to finance working capital, but can also be used to issue up to $75 million in letters of credit (there were no letters of credit outstanding against the facility at March 31, 2020). At our option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. The credit facility contains no provisions limiting its availability in the event of a material adverse change to our business operations; however, the credit facility does contain standard representations and warranties, events of default, cross-default provisions and certain affirmative and negative covenants. As of March 31, 2020, there was $419 million available under the credit facility.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

In order to maintain availability of funding, we must maintain a ratio of debt to consolidated net worth of less than or equal to 300%. Net worth, as defined in the credit facility, represents shareholders' equity excluding any accumulated other comprehensive income or loss associated with our pension and other postretirement plans. As of March 31, 2020, the ratio was 242%.

Our global revolving credit facility enables us to refinance short-term obligations on a long-term basis. Short-term commercial paper obligations are classified as long-term as we have both the intent and ability to refinance on a long-term basis. As of March 31, 2020, we have reflected all maturities within the next twelve months in the current portion of long-term debt even though we may refinance these obligations on a long-term basis and have the ability to do so under our revolving credit facility. As of December 31, 2019, we classified $227 million of short-term commercial paper, $400 million of the current portion of long-term debt and $201 million of short-term debt as long-term debt as we had the intent and ability to refinance the current portion of these long-term debt on a long-term basis.

In April 2020, we issued $400 million of unsecured 4.625% medium-term notes maturing in June 2025 and executed a $400 million senior floating-rate unsecured 364-day term loan. The proceeds of these notes were used to enhance our liquidity position and for working capital and other general corporate purposes.

We have a trade receivables purchase and sale program, pursuant to which we sell certain of our domestic trade accounts receivable to a bankruptcy remote, consolidated subsidiary of Ryder, that in turn sells, on a revolving basis, an ownership interest in certain of these accounts receivable to a committed purchaser. The subsidiary is considered a VIE and is consolidated based on our control of the entity’s activities. We use this program to provide additional liquidity to fund our operations, particularly when it is cost effective to do so. The costs under the program may vary based on changes in interest rates. In February 2020, we increased the amount of available proceeds from our trade receivables purchase and sale program to $300 million expiring in June 2020. In April, we extended the maturity of the trade receivables program to April 2021.

We had letters of credit and surety bonds outstanding of $453 million as of both March 31, 2020 and December 31, 2019, which primarily guarantee the payment of insurance claims.

The fair value of total debt (excluding capital lease and asset-backed U.S. obligations) was approximately $7 billion as of both March 31, 2020 and December 31, 2019. For publicly-traded debt, estimates of fair value were based on market prices. For other debt, fair value was estimated based on a model-driven approach using rates currently available to us for debt with similar terms and remaining maturities. The fair value measurements of our publicly-traded debt and other debt were classified within Level 2 of the fair value hierarchy. The carrying amounts reported in the Condensed Consolidated Balance Sheets for “Cash and cash equivalents,” “Receivables, net” and “Accounts payable” approximate fair value because of the immediate or short-term maturities of these financial instruments.

11. SHARE REPURCHASE PROGRAMS

We maintain a share repurchase program intended to mitigate the dilutive impact of shares issued under our employee stock plans. In December 2019, our Board of Directors authorized management to have the ability to repurchase up to 1.5 million shares of common stock, the sum of which will not exceed the number of shares issued to employees under our employee stock plans from December 1, 2019 to December 11, 2021. Share repurchases of common stock are made periodically in open-market transactions and are subject to market conditions, legal requirements, and other factors. Management may establish prearranged written plans under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the program, which allow for share repurchases during our quarterly blackout periods as set forth in the trading plan.

During the three months ended March 31, 2020 and March 31, 2019, we repurchased approximately 303,000 shares for $12 million and 226,000 shares for $14 million, respectively. The 2019 share repurchase program has been put on hold temporarily due to the impact of COVID-19.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

12. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following summary sets forth the components of accumulated other comprehensive loss, net of tax:

	Currency Translation Adjustments and Other	Net Actuarial Loss (1)	Prior Service Cost (1)	Accumulated Other Comprehensive Loss
	(In thousands)
December 31, 2019	$(169,032)	$(656,313)	$(11,146)	$(836,491)
Amortization	—	6,013	153	6,166
Other current period change	(84,620)	—	—	(84,620)
March 31, 2020	$(253,652)	$(650,300)	$(10,993)	$(914,945)

	Currency Translation Adjustments and Other	Net Actuarial Loss (1)	Prior Service Cost (1)	Accumulated Other Comprehensive Loss
	(In thousands)
December 31, 2018	$(199,713)	$(700,384)	$(11,537)	$(911,634)
Amortization	—	5,307	147	5,454
Other current period change	15,762	—	—	15,762
March 31, 2019	$(183,951)	$(695,077)	$(11,390)	$(890,418)
_______________________
(1)These amounts are included in the computation of net pension expense. See Note 15, "Employee Benefit Plans," for additional information.

The loss from currency translation adjustments and other in the three months ended March 31, 2020 of approximately $85 million primarily consists of currency translation adjustments of $75 million due to the weakening of the British Pound and Canadian Dollar against the U.S. Dollar. The gain from currency translation adjustments in the three months ended March 31, 2019 of $16 million was primarily due to the strengthening of the British Pound and Canadian Dollar against the U.S. Dollar.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

13. EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings (loss) per common share from continuing operations:

	Three months ended March 31,
	2020	2019
	(In thousands, except per share amounts)
Earnings (loss) per share — Basic:
Earnings (loss) from continuing operations	$(109,129)	$45,890
Less: Distributed and undistributed earnings allocated to unvested stock	(118)	(177)
Earnings (loss) from continuing operations available to common shareholders — Basic	$(109,247)	$45,713

Weighted average common shares outstanding — Basic	52,284	52,418

Earnings (loss) from continuing operations per common share — Basic	$(2.09)	$0.87

Earnings (loss) per share — Diluted:
Earnings (loss) from continuing operations	$(109,129)	$45,890
Less: Distributed and undistributed earnings allocated to unvested stock	(118)	(177)
Earnings (loss) from continuing operations available to common shareholders — Diluted	$(109,247)	$45,713

Weighted average common shares outstanding — Basic	52,284	52,418
Effect of dilutive equity awards	—	223
Weighted average common shares outstanding — Diluted	52,284	52,641

Earnings (loss) from continuing operations per common share — Diluted	$(2.09)	$0.87

Anti-dilutive equity awards not included above	3,134	1,682

14. SHARE-BASED COMPENSATION PLANS

The following table provides information on share-based compensation expense and income tax benefits recognized during the periods:

	Three months ended March 31,
	2020	2019
	(In thousands)
Stock option and stock purchase plans	$1,357	$1,819
Unvested stock awards	1,734	5,580
Share-based compensation expense	3,091	7,399
Income tax benefit	(178)	(1,160)
Share-based compensation expense, net of tax	$2,913	$6,239

Total unrecognized pre-tax compensation expense related to all share-based compensation arrangements at March 31, 2020 was $66 million and is expected to be recognized over a weighted-average period of 2.4 years.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

The following table is a summary of the awards granted under the Plans during the periods presented:

	Three months ended March 31,
	2020
	Shares Granted	Weighted-Average Fair Market Value
	(Shares in thousands)
Performance-based restricted stock rights	292	$37.47
Time-vested restricted stock rights	557	38.45
Total	849	$38.11

Performance-based restricted stock awards (PBRSRs) include a performance-based vesting condition. PBRSRs are awarded based on various revenue, return-based and cash flow performance targets and a majority of PBRSRs include a total shareholder return (TSR) modifier. The fair values of the PBRSRs that include a TSR modifier are estimated using a lattice-based option-pricing valuation model that incorporates a Monte-Carlo simulation. The fair value of PBRSRs that do not include a TSR modifier is determined and fixed on the grant date based on our stock price on the date of grant. Share-based compensation expense is recognized on a straight-line basis over the vesting period, based upon the probability that the performance target will be met.

Restricted stock awards are unvested stock rights that are granted to employees and entitle the holder to shares of common stock as the award vests. Time-vested restricted stock rights typically vest ratably over three years regardless of company performance. The fair value of the time-vested awards is determined and fixed based on our stock price on the date of grant.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

15. EMPLOYEE BENEFIT PLANS

Components of net pension expense were as follows:

	Three months ended March 31,
	2020	2019
	(In thousands)
Pension Benefits
Company-administered plans:
Service cost	$3,213	$3,032
Interest cost	17,532	21,469
Expected return on plan assets	(24,263)	(22,676)
Amortization of:
Net actuarial loss	7,715	7,610
Prior service cost	187	179
	4,384	9,614
Union-administered plans	2,779	2,457
Net pension expense	$7,163	$12,071

Company-administered plans:
U.S.	$6,778	$11,473
Non-U.S.	(2,394)	(1,859)
	4,384	9,614
Union-administered plans	2,779	2,457
Net pension expense	$7,163	$12,071

Non-operating pension costs include the amortization of net actuarial loss and prior service cost, interest cost and expected return on plan assets components of pension and postretirement benefit costs, as well as any significant charges for settlements or curtailments if recognized. During the three months ended March 31, 2020, we contributed $1 million to our pension plans. In 2020, the expected total contributions to our pension plans are approximately $37 million. We also maintain other postretirement benefit plans that are not reflected in the table above. The amount of postretirement benefit expense was not material for the three months ended March 31, 2020 and 2019.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

16. OTHER ITEMS IMPACTING COMPARABILITY

Our primary measure of segment performance as shown in Note 19, "Segment Reporting," excludes certain items we do not believe are representative of the ongoing operations of the segment. Excluding these items from our segment measure of performance allows for better year over year comparison:

	Three months ended March 31,
	2020	2019
	(In thousands)
Restructuring and other, net	$11,263	$2,588
ERP implementation costs	10,326	3,590
Total other items impacting comparability	$21,589	$6,178

During the three months ended March 31, 2020 and 2019, other items impacting comparability included:

•Restructuring and other, net — For the three months ended March 31, 2020, this primarily included expenses related to restructuring activities undertaken in late 2019 and professional fees related to the pursuit of a commercial claim, as well as net losses related to our ChoiceLease insurance liability program which was discontinued in January 2020. The exit of this program is estimated to be completed in the second quarter of 2021. For the three months ended March 31, 2019, this primarily related to consulting fees related to cost saving initiatives, professional fees related to the pursuit of a commercial claim, and income from our Singapore operations that shut down in 2019.

•ERP implementation costs — Related to charges with the implementation of an Enterprise Resource Planning (ERP) system.

17.  OTHER MATTERS

We are a party to various claims, complaints and proceedings arising in the ordinary course of our continuing business operations including, but not limited to, those relating to commercial and employment claims, environmental matters, risk management matters (e.g., vehicle liability, workers’ compensation, etc.) and administrative assessments primarily associated with operating taxes. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. We believe that the resolution of these claims, complaints and legal proceedings will not have a material effect on our condensed consolidated financial statements.

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

18. SUPPLEMENTAL CASH FLOW INFORMATION

	Three months ended March 31,
	2020	2019
	(In thousands)
Interest paid	$60,566	$52,490
Income taxes paid	5,096	3,611
Right-of-use assets obtained in exchange for lease obligations:
Finance leases	3,744	2,026
Operating leases	23,877	16,605

	March 31, 2020	December 31, 2019
	(In thousands)
Capital expenditures acquired but not yet paid	$144,538	$185,264

19. SEGMENT REPORTING
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

Our primary measurement of segment financial performance, defined as segment “Earnings from continuing operations before taxes” (EBT), includes an allocation of Central Support Services (CSS) and excludes non-operating pension costs and certain other items as discussed in Note 16, "Other Items Impacting Comparability." CSS represents those costs incurred to support all business segments, including finance and procurement, corporate services, human resources, information technology, public affairs, legal, marketing and corporate communications. The objective of the EBT measurement is to provide clarity on the profitability of each business segment and, ultimately, to hold leadership of each segment accountable for their allocated share of CSS costs. Certain costs are not attributable to any segment and remain unallocated in CSS, including costs for investor relations, public affairs and certain executive compensation. CSS costs attributable to the business segments are predominantly allocated to FMS, SCS and DTS as follows:

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

Our FMS segment leases revenue earning equipment as well as provides rental vehicles, fuel, maintenance and other ancillary services to the SCS and DTS segments. EBT related to inter-segment equipment and services billed to SCS and DTS customers (equipment contribution) are included in both FMS and the segment that served the customer and then eliminated upon consolidation (presented as “Eliminations”). Inter-segment EBT allocated to SCS and DTS includes earnings related to equipment used in providing services to SCS and DTS customers.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

Segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented. We do not record right-of-use assets or liabilities for our intercompany operating leases between FMS and SCS and DTS business segments.

The following table sets forth financial information for each of our segments and provide a reconciliation between segment EBT and earnings from continuing operations before income taxes.

	Three months ended March 31,
	2020	2019
	(In thousands)
Revenue:
Fleet Management Solutions:
ChoiceLease	$792,206	$740,059
SelectCare	136,146	135,779
Commercial rental	205,766	236,148
Other	23,426	23,227
Fuel services revenue	173,335	207,866
ChoiceLease liability insurance revenue (1)	9,358	8,520
Fleet Management Solutions	1,340,237	1,351,599
Supply Chain Solutions	628,447	635,671
Dedicated Transportation Solutions	334,888	349,621
Eliminations	(142,266)	(156,564)
Total revenue	$2,161,306	$2,180,327

Earnings (Loss) Before Taxes:
Fleet Management Solutions	$(114,574)	$60,911
Supply Chain Solutions	31,025	32,317
Dedicated Transportation Solutions	12,180	17,412
Eliminations	(10,069)	(17,302)
	(81,438)	93,338
Unallocated Central Support Services	(9,386)	(12,547)
Non-operating pension costs (2)	(1,221)	(6,462)
Other items impacting comparability, net (3)	(21,589)	(6,178)
Earnings (loss) from continuing operations before income taxes	$(113,634)	$68,151
_______________
(1)In the first quarter of 2020, we announced our plan to exit the extension of our liability insurance coverage for ChoiceLease customers. The exit of this program is estimated to be completed in the second quarter of 2021. We have reclassed the revenues associated with this program from our ChoiceLease revenues for better comparability of our on-going operations as this is now consistent with management reporting.
(2)Non-operating pension costs include the amortization of net actuarial loss and prior service costs, interest cost and expected return on plan assets components of pension and postretirement benefit costs and pension settlement charges if one has occurred.
(3)Refer to Note 16, “Other Items Impacting Comparability,” for a discussion of items excluded from our primary measure of segment performance.

The following table sets forth the capital expenditures paid for each of our segments.

	FMS	SCS	DTS	CSS	Total
	(In thousands)
Three months ended March 31, 2020
Capital expenditures paid	$423,116	6,006	424	1,414	$430,960

Three months ended March 31, 2019
Capital expenditures paid	$1,006,129	12,756	343	7,483	$1,026,711

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included under Item 1. In addition, reference should be made to our audited Consolidated Financial Statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2019 Annual Report on Form 10-K.

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

Our results of operations and financial condition are influenced by a number of factors including, but not limited to: used vehicle sales; macroeconomic and other market conditions, including pricing and demand; customer contracting activity and retention; rental demand; maintenance costs; residual value estimates and other depreciation changes; currency exchange rate fluctuations; customer preferences; inflation; fuel and energy prices; general economic conditions; insurance costs; interest rates; labor costs; unemployment; tax rates; changes in accounting or regulatory requirements; and cybersecurity attacks. In 2020, our business has, and will continue, to be impacted by the coronavirus (COVID-19) pandemic. For a detailed discussion of its impact on our results and future considerations, refer to our "Consolidated Results" and "Operating Results by Business Segment" discussions below. In addition, for a detailed description of certain risk factors that impact our business, including those related to COVID-19, refer to “Item 1A-Risk Factors” and "Special Note Regarding Forward-Looking Statements" sections included in this Quarterly Report on Form 10-Q and in our 2019 Annual Report on Form 10-K.

This MD&A includes certain non-GAAP financial measures. Refer to the “Non-GAAP Financial Measures” section of this MD&A for information on the non-GAAP measures included in the MD&A, reconciliations to the most comparable GAAP financial measure and the reasons why we believe each measure is useful to investors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Operating results were as follows:

	Three months ended March 31,		2020/2019
	2020	2019	Three Months
	(In thousands, except per share amounts)
Total revenue	$2,161,306	$2,180,327	(1)%
Operating revenue (1)	1,771,247	1,750,487	1%

Earnings (loss) from continuing operations before income taxes (EBT)	$(113,634)	$68,151	NM
Comparable EBT (2)(3)	(90,824)	80,791	NM
Earnings (loss) from continuing operations (2)	(109,129)	45,890	NM
Comparable earnings (loss) from continuing operations (2)(3)	(72,104)	58,462	NM
Net earnings (loss) (2)	(109,613)	45,316	NM

Earnings (loss) per common share (EPS) — Diluted (2)
Continuing operations	$(2.09)	$0.87	NM
Comparable (3)	(1.38)	1.11	NM
Net earnings (loss)	(2.10)	0.86	NM
  ————————————
(1)Non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section of this MD&A for a reconciliation of total revenue to operating revenue and the reasons why management believes this measure is important to investors.
(2)Includes higher depreciation expense of $80 million related to the change in estimated vehicle residual values in the third quarter of 2019, which impacted diluted EPS from continuing operations by $1.13, and approximately $70 million related to estimated impacts from the COVID-19 pandemic.
(3)Non-GAAP financial measures. Refer to the “Non-GAAP Financial Measures” section for a reconciliation of EBT, net earnings and earnings per diluted common share to the comparable measures and the reasons why management believes these measures are important to investors.
NM - Not meaningful

Total revenue decreased 1% and operating revenue (a non-GAAP measure excluding fuel, subcontracted transportation and ChoiceLease liability insurance revenues) increased 1% in the first quarter of 2020. For three months ended March 31, 2020, operating revenue increased in the FMS and DTS business segments, which was partially offset by a decrease in the SCS business segment compared to the prior year period.

EBT decreased to a loss of ($114) million in the first quarter as compared to earnings of $68 million in the prior year period. The decrease was primarily due to higher depreciation expense related to the change in residual value estimates in the third quarter of 2019, estimated impacts from the COVID-19 pandemic of approximately $70 million, and a decline in the FMS commercial rental business. For more information on the higher depreciation expense related to the change in residual value estimates in the third quarter of 2019, refer to “Critical Accounting Estimates — Depreciation and Residual Value Estimates” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2019 Annual Report on Form 10-K.

The coronavirus (COVID-19) pandemic has negatively impacted several areas of our businesses, including lower demand for commercial rental and declines in volumes in our used vehicle sales, which we also expect to impact pricing (refer to Note 5, "Revenue Earning Equipment," in our Condensed Consolidated Financial Statements for additional information), in our Fleet Management Solutions (FMS) business segment; deterioration in Supply Chain Solutions (SCS) volumes, primarily due to production shut downs in the automotive industry; sales growth opportunities in all of our businesses; and higher bad debt expenses related to increased concerns around customers' ability to pay invoices. With respect to our ChoiceLease product line, our customers have signed long-term lease contracts and, therefore, we do not expect our revenue and cash flows to be materially affected provided our customers remain solvent and continue to make their payments. We have attempted to mitigate the adverse impacts from the pandemic through cost reduction measures and reduction in capital expenditures.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, provides for an acceleration of alternative minimum tax credit refunds, the deferral of certain employer payroll taxes and expands the availability of net operating loss usage. In addition, other governments in state, local and foreign jurisdictions in which we operate have also enacted certain relief measures. We are currently evaluating the impact of the CARES Act and these other measures but do not currently expect the provisions to have a material impact on our financial statements or liquidity position.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Depending on the extent and duration of the pandemic, it may have a further impact on our significant judgments and estimates, including those related to goodwill and other asset impairments, residual values and other depreciation assumptions, deferred income taxes and annual effective tax rates, variable revenue considerations, the valuation of our pension plans, and allowance for credit losses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
CONSOLIDATED RESULTS

Lease & Related Maintenance and Rental

	Three months ended March 31,		Change 2020/2019
	2020	2019	Three Months
	(In thousands)
Lease & related maintenance and rental revenues	$927,756	$899,559	3%
Cost of lease & related maintenance and rental	818,292	664,289	23%
Gross margin	$109,464	$235,270	(53)%
Gross margin %	12%	26%

Lease & related maintenance and rental revenues represent revenues from our ChoiceLease and commercial rental product offerings within our FMS business segment. Revenues increased 3% to $928 million in the first quarter of 2020 driven by ChoiceLease fleet growth, partially offset by lower commercial rental revenue.

Cost of lease & related maintenance and rental represents the direct costs related to lease & related maintenance and rental revenues. These costs consist of depreciation of revenue earning equipment, maintenance costs (primarily repair parts and labor), and other costs such as licenses, insurance and operating taxes. Cost of lease & related maintenance and rental excludes interest costs from vehicle financing, which are reported within "Interest Expense" in our Condensed Consolidated Statements of Earnings. Cost of lease & related maintenance and rental increased 23% in the first quarter of 2020 due to higher depreciation expense of $80 million related to changes in our vehicle residual value estimates for our lease and commercial rental fleet in the third quarter of 2019. The increase in the three months ended March 31, 2020 also reflected higher depreciation expense from the COVID-19 pandemic and a prior year benefit from a significant maintenance cost recovery item. Refer to our FMS business segment operating results section below for further discussion on COVID-19 impacts.

During the first quarter of 2020, lease & related maintenance and rental gross margin decreased 53% and gross margin as a percentage of revenue decreased to 12%. The decrease in gross margin dollars in first quarter was primarily due to higher depreciation as a result of changes in our vehicle residual value estimates in the third quarter of 2019 and COVID-19, as well as the impact from lower commercial rental revenue.

Services

	Three months ended March 31,		Change 2020/2019
	2020	2019	Three Months
	(In thousands)
Services revenue	$1,112,188	$1,132,048	(2)%
Cost of services	954,429	971,690	(2)%
Gross margin	$157,759	$160,358	(2)%
Gross margin %	14%	14%

Services revenue represents all the revenues associated with our SCS and DTS business segments, as well as SelectCare and fleet support services associated with our FMS business segment. Services revenue decreased 2% in the first quarter primarily driven by a decrease in revenue in SCS due to lost business and COVID-19 impacts. Refer to our SCS and DTS business segment operating results sections below for further discussion on COVID-19 impacts.

Cost of services represents the direct costs related to services revenue and is primarily comprised of salaries and employee-related costs, subcontracted transportation (purchased transportation from third parties), fuel, vehicle liability costs and maintenance costs. Cost of services decreased 2% in the first quarter primarily due to lower costs in SCS due to lost business, partially offset by higher overhead costs in DTS.

During the first quarter of 2020, services gross margin decreased 2% and gross margin as a percentage of revenue remained unchanged at 14%. Gross margin dollars reflects lower revenues in both DTS and SCS for the three months ended March 31, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Fuel

	Three months ended March 31,		Change 2020/2019
	2020	2019	Three Months
	(In thousands)
Fuel services revenue	$121,362	$148,720	(18)%
Cost of fuel services	120,449	143,275	(16)%
Gross margin	$913	$5,445	(83)%
Gross margin %	1%	4%

Fuel services revenue represents fuel services provided to our FMS customers. Fuel services revenue decreased 18% in the first quarter primarily reflecting lower fuel costs passed through to customers and lower gallons sold.

Cost of fuel services includes the direct costs associated with providing our customers with fuel. These costs include fuel, salaries and employee-related costs of fuel island attendants and depreciation of our fueling facilities and equipment. Cost of fuel services decreased 16% in the first quarter as a result of lower revenue and fuel inventory adjustments.

Fuel services gross margin decreased in the first quarter. Fuel services gross margin as a percentage of revenue also decreased to 1% in the first quarter. Fuel is largely a pass-through to customers for which we realize minimal changes in margin during periods of steady market fuel prices. However, fuel services margin is impacted by sudden increases or decreases in market fuel prices during a short period of time, as customer pricing for fuel is established based on trailing market fuel costs. Fuel services gross margin in the first quarter was impacted by these price change dynamics as fuel prices fluctuated during the period, as well as timing of certain fuel inventory adjustments.

Other Operating Expenses

	Three months ended March 31,		Change 2020/2019
	2020	2019	Three Months
	(In thousands)
Other operating expenses	$33,565	$33,626	—%

Other operating expenses include costs related to our owned and leased facilities within the FMS segment, such as facility depreciation, rent, purchased insurance, utilities and taxes. These facilities are utilized to provide maintenance to our ChoiceLease, commercial rental, and SelectCare customers. Other operating expenses remained flat at $34 million in the first quarter.

Selling, General and Administrative Expenses

	Three months ended March 31,		Change 2020/2019
	2020	2019	Three Months
	(In thousands)
Selling, general and administrative expenses (SG&A)	$224,119	$231,325	(3)%
Percentage of total revenue	10%	11%

SG&A expenses decreased 3% in the first quarter. The decrease in SG&A expenses primarily reflects lower compensation related charges and professional services fees partially offset by higher bad debt expense. SG&A expenses as a percentage of total revenue decreased to 10% the first quarter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Non-Operating Pension Costs

	Three months ended March 31,		Change 2020/2019
	2020	2019	Three Months
	(In thousands)
Non-operating pension costs	$1,221	$6,462	NM

Non-operating pension costs includes the components of our net periodic benefit cost other than service cost. These components include interest cost, expected return on plan assets, amortization of actuarial loss and prior service cost, as well as settlement or curtailment charges. Non-operating pension costs decreased $5 million in the first quarter due to favorable asset returns in 2019 and a decrease in interest rates.

Losses on Used Vehicle Sales, Net

	Three months ended March 31,		Change 2020/2019
	2020	2019	Three Months
	(In thousands)
Losses on used vehicle sales, net	$20,684	$8,217	NM

Losses on used vehicle sales, net includes gains from sales of used vehicles, selling costs associated with used vehicles and write-downs of vehicles held for sale to fair market values (referred to as "valuation adjustments"). Losses on used vehicle sales, net increased to $21 million in the first quarter primarily due to higher valuation adjustments from lower expected sales prices as a result of a decrease in demand driven by the COVID-19 pandemic. Average proceeds per unit in the first quarter decreased from the prior year reflecting higher sales volumes in the wholesale markets which generally has lower proceeds per unit and lower market pricing.

The following table presents the used vehicle pricing changes for the first quarter of 2020 compared with the prior year:

Proceeds per unit change 2020/2019
Three Months

Tractors	(26)%
Trucks	(6)%

Interest expense

	Three months ended March 31,		Change 2020/2019
	2020	2019	Three Months
	(In thousands)
Interest expense	$62,566	$55,336	13%
Effective interest rate	3.1%	3.2%

Interest expense increased 13% in the first quarter reflecting higher average outstanding debt partially offset by a lower effective interest rate. The increase in average outstanding debt reflects higher vehicle capital spending in 2019 and additional borrowings under our trade receivable program and global revolving credit facility in 2020. The lower effective interest rate in 2020 reflects the impact on variable rate debt during a lower interest rate environment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Miscellaneous income, net

	Three months ended March 31,		Change 2020/2019
	2020	2019	Three Months
	(In thousands)
Miscellaneous (income) loss, net	$8,668	$(8,222)	NM
Miscellaneous (income) loss, net consists of investment income on securities used to fund certain benefit plans, interest income, gains from sales of operating property, foreign currency transaction remeasurement and other non-operating items. Miscellaneous (income) loss, net was a loss of $9 million in the first quarter as compared to income of $8 million in the prior year primarily reflecting a foreign currency transaction remeasurement losses in 2020 and higher rabbi trust investment income in 2019.

Restructuring and other items, net

	Three months ended March 31,		Change 2020/2019
	2020	2019	Three Months
	(In thousands)
Restructuring and other items, net	$30,947	$6,178	NM

Restructuring and other items, net in 2020 included expenses related to our ChoiceLease insurance liability program which was discontinued in January 2020, the implementation of an Enterprise Resource Planning system, restructuring activities that began in late 2019. In 2019, the amount primarily included consulting fees related to cost saving initiatives, professional fees related to the pursuit of a commercial claim, and income from our Singapore operations that shut down in 2019. Both years include professional fees related to the pursuit of a commercial claim.

Provision for income taxes

	Three months ended March 31,		Change 2020/2019
	2020	2019	Three Months
	(In thousands)
Provision for (benefit from) income taxes	$(4,505)	$22,261	NM
Effective tax rate from continuing operations	4.0%	32.7%

We recorded a benefit of $5 million for income taxes in the first quarter as compared to an expense of $22 million in the prior period. The tax rate was impacted by the reduction of earnings due to accelerated depreciation charges and the COVID-19 economic effects. Additionally, a $13 million valuation allowance was recorded against our U.K. deferred tax assets on a discrete basis.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
OPERATING RESULTS BY BUSINESS SEGMENT

	Three months ended March 31,		Change 2020/2019
	2020	2019	Three Months
	(In thousands)
Total Revenue:
Fleet Management Solutions	$1,340,237	$1,351,599	(1)%
Supply Chain Solutions	628,447	635,671	(1)%
Dedicated Transportation Solutions	334,888	349,621	(4)%
Eliminations	(142,266)	(156,564)	9%
Total	$2,161,306	$2,180,327	(1)%
Operating Revenue: (1)
Fleet Management Solutions	$1,157,544	$1,135,213	2%
Supply Chain Solutions	467,311	477,089	(2)%
Dedicated Transportation Solutions	236,685	235,620	—%
Eliminations	(90,293)	(97,435)	7%
Total	$1,771,247	$1,750,487	1%

Earnings (Loss) Before Taxes:
Fleet Management Solutions	$(114,574)	$60,911	NM
Supply Chain Solutions	31,025	32,317	(4)%
Dedicated Transportation Solutions	12,180	17,412	(30)%
Eliminations	(10,069)	(17,302)	42%
	(81,438)	93,338	NM
Unallocated Central Support Services	(9,386)	(12,547)	25%
Non-operating pension costs	(1,221)	(6,462)	81%
Other items impacting comparability, net (2)	(21,589)	(6,178)	NM
Earnings (loss) from continuing operations before income taxes	$(113,634)	$68,151	NM
  ————————————
NM - Not meaningful
(1)Non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section of this MD&A for a reconciliation of total revenue to operating revenue and segment total revenue to segment operating revenue for FMS, SCS and DTS, as well as the reasons why management believes these measures are important to investors.
(2)Refer to Note 16, "Other Items Impacting Comparability," and below for a discussion of items excluded from our primary measure of segment performance.

As part of management’s evaluation of segment operating performance, we define the primary measurement of our segment financial performance as segment “Earnings from continuing operations before taxes” (EBT), which includes an allocation of Central Support Services (CSS), and excludes non-operating pension costs and certain other items as discussed in Note 16, "Other Items Impacting Comparability," in the Notes to Condensed Consolidated Financial Statements. CSS represents those costs incurred to support all business segments, including finance and procurement, corporate services, human resources, information technology, public affairs, legal, marketing, and corporate communications.

The objective of the EBT measurement is to provide clarity on the profitability of each segment and, ultimately, to hold leadership of each business segment accountable for their allocated share of CSS costs. Segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented. Certain costs are not attributable to any segment and remain unallocated in CSS, including costs for investor relations, public affairs and certain executive compensation. See Note 19, "Segment Reporting," in the Notes to Condensed Consolidated Financial Statements for a description of the methodology for allocating the remainder of CSS costs to the business segments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Our FMS segment leases revenue earning equipment, as well as provides rental vehicles, fuel, maintenance and other ancillary services to the SCS and DTS segments. EBT related to inter-segment equipment and services billed to SCS and DTS customers (equipment contribution) are included in both FMS and the segment that served the customer and then eliminated upon consolidation (presented as “Eliminations”). Inter-segment EBT allocated to SCS and DTS includes earnings related to equipment used in providing services to SCS and DTS customers.

The following table sets forth the benefits from equipment contribution included in EBT for our SCS and DTS business segments:

	Three months ended March 31,		Change 2020/2019
	2020	2019	Three Months
	(In thousands)
Equipment Contribution:
Supply Chain Solutions	$4,560	$7,642	(40)%
Dedicated Transportation Solutions	5,509	9,660	(43)%
Total (1)	$10,069	$17,302	(42)%
———————————
(1)Total amount is included in FMS EBT.

The decrease in SCS and DTS equipment contribution for the three months ended March 31, 2020 is primarily related to the impact of higher depreciation expense due to the change in estimate for residual values in the third quarter of 2019 on vehicles used to provide services to SCS and DTS customers.

Items excluded from our segment EBT measure and their classification within our Condensed Consolidated Statements of Earnings follow:

		Three months ended March 31,
Description	Classification	2020	2019
		(In thousands)
Restructuring and other, net (1)	Revenue and Restructuring and other items, net	$(11,263)	$(2,588)
ERP implementation costs (1)	Restructuring and other items, net	(10,326)	(3,590)
Other items impacting comparability, net		(21,589)	(6,178)
Non-operating pension costs	Non-operating pension costs	(1,221)	(6,462)
		$(22,810)	$(12,640)
———————————
(1)See Note 16, “Other Items Impacting Comparability,” in the Notes to Condensed Consolidated Financial Statements for additional information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Fleet Management Solutions

	Three months ended March 31,		Change 2020/2019
	2020	2019	Three Months
	(In thousands)
ChoiceLease	$792,206	$740,059	7%
SelectCare	136,146	135,779	—%
Commercial rental	205,766	236,148	(13)%
Other	23,426	23,227	1%
Fuel services revenue	173,335	207,866	(17)%
ChoiceLease liability insurance revenue (1)	9,358	8,520	10%
FMS total revenue (2)	$1,340,237	$1,351,599	(1)%

FMS operating revenue (3)	$1,157,544	$1,135,213	2%

FMS EBT	$(114,574)	$60,911	NM

FMS EBT as a % of FMS total revenue	(8.5)%	4.5%	(1,300) bps

FMS EBT as a % of FMS operating revenue (3)	(9.9)%	5.4%	(1,530) bps
————————————
(1)In the first quarter of 2020, we announced our plan to exit the extension of our liability insurance coverage for ChoiceLease customers. The exit of this program is estimated to be completed in the second quarter of 2021. We have revised our definition of operating revenues to exclude the revenues associated with this program for better comparability of our on-going operations.
(2)Includes intercompany fuel sales from FMS to SCS and DTS.
(3)Non-GAAP financial measures. Reconciliations of FMS total revenue to FMS operating revenue and FMS EBT as a % of FMS total revenue to FMS EBT as a % of FMS operating revenue, as well as the reasons why management believes these measures are important to investors are included in the “Non-GAAP Financial Measures” section of this MD&A.

The following table summarizes the components of the change in FMS revenue on a percentage basis versus the prior year:

	Three months ended March 31, 2020
	Total	Operating (1)
Organic, including price and volume	2%	2%
Fuel	(3)%	—%
Net increase (decrease)	(1)%	2%
  ————————————
(1)Non-GAAP financial measure. A reconciliation of FMS total revenue to FMS operating revenue as well as the reasons why management believes this measure is important to investors is included in the "Non-GAAP Financial Measures" section of this MD&A.

FMS total revenue decreased to $1.3 billion in the first quarter primarily due to lower fuel revenue partially offset by higher operating revenue. FMS operating revenue in the first quarter increased to $1.2 billion primarily from growth in ChoiceLease partially offset by a decline in our commercial rental product line.

ChoiceLease revenue increased 7% in the first quarter primarily due to a larger average fleet size as well as higher prices on new vehicles. SelectCare revenue remained unchanged in the first quarter. Commercial rental revenue decreased 13% in the first quarter primarily due to lower demand, partially offset by higher pricing. Fuel services revenue decreased 17% in the first quarter primarily reflecting lower fuel costs passed through to customers and lower gallons sold.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
The following table provides commercial rental statistics on our global fleet:

	Three months ended March 31,		Change 2020/2019
	2020	2019	Three Months
	(In thousands)
Rental revenue from non-lease customers	$125,285	$129,548	(3)%
Rental revenue from lease customers (1)	$80,481	$106,600	(25)%
Average commercial rental power fleet size — in service (2) (3)	33,400	34,700	(4)%
Commercial rental utilization — power fleet (2)	64.4%	74.9%	(1,050) bps
————————————
(1)Represents revenue from rental vehicles provided to our existing ChoiceLease customers, generally in place of a lease vehicle.
(2)Number of units rounded to nearest hundred and calculated using quarterly average unit counts.
(3)Excluding trailers.

FMS EBT decreased to a loss of ($115) million in the first quarter from earnings before taxes of $61 million in the prior year period. The decrease reflects higher depreciation expense of $80 million resulting from the changes in vehicle residual value estimates in the third quarter of 2019. Earnings were also negatively impacted by an estimated impact of approximately $60 million from the COVID-19 impacts described below and lower commercial rental performance, partially offset by an increase in lease results. Lease results benefited from fleet growth and higher pricing for the three months ended March 31, 2020. Commercial rental performance declined reflecting lower utilization in the first quarter of 2020, partially offset by higher pricing. Rental power fleet utilization decreased to 64.4% for the first quarter from 74.9% in the prior year. The COVID-19 impacts included additional accelerated depreciation of $27 million and higher valuation adjustments of $21 million reflecting lower used vehicle pricing expected in the second half of 2020, incremental lower rental demand and higher bad debt reserves reflecting slower customer payment activity. Both lease and rental performance in the first quarter of 2019 benefited from a significant maintenance cost recovery item.

As a result of the COVID-19 pandemic, demand for commercial rental vehicles has decreased significantly due to a substantial reduction in business activity. We expect lower demand conditions to continue through the balance of the year and are taking actions to redeploy rental vehicles to fulfill new lease contracts and support the SCS and DTS segments. In addition, as discussed above, we expect lower used vehicle pricing in the second half of 2020 due to lower demand. ChoiceLease operations have not been materially impacted to date by the pandemic, however due to slower payment activity with certain customers, we established additional reserves for bad debts. In addition, we expect lower lease sales activity in 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Our global fleet of owned and leased revenue earning equipment and SelectCare vehicles, including vehicles under on-demand maintenance, is summarized as follows (number of units rounded to the nearest hundred):

				Change
	March 31, 2020	December 31, 2019	March 31, 2019	2020/Dec. 2019	2020/ 2019
End of period vehicle count
By type:
Trucks (1)	84,800	85,200	83,000	—%	2%
Tractors (2)	81,600	82,400	78,400	(1)%	4%
Trailers (3)	45,500	45,400	45,000	—%	1%
Other	800	800	1,200	—%	(33)%
Total	212,700	213,800	207,600	(1)%	2%

By product line:
ChoiceLease	158,800	159,800	153,500	(1)%	3%
Commercial rental	39,600	41,900	43,800	(5)%	(10)%
Service vehicles and other	2,700	2,700	2,700	—%	—%
	201,100	204,400	200,000	(2)%	1%
Held for sale	11,600	9,400	7,600	23%	53%
Total	212,700	213,800	207,600	(1)%	2%

Active ChoiceLease vehicles (4)	148,400	147,400	142,800	1%	4%

Customer vehicles under SelectCare contracts (6)	56,900	55,800	55,900	2%	2%

Quarterly average vehicle count
By product line:
ChoiceLease	159,600	160,200	151,400	—%	5%
Commercial rental	40,500	43,300	43,000	(6)%	(6)%
Service vehicles and other	2,700	2,700	2,800	—%	(4)%
	202,800	206,200	197,200	(2)%	3%
Held for sale	10,300	8,200	7,300	26%	41%
Total	213,100	214,400	204,500	(1)%	4%

Active ChoiceLease vehicles (4)	148,200	146,900	141,100	1%	5%
Revenue per active ChoiceLease vehicle (5)	$5,350	$5,500	$5,240	NM	2%

Customer vehicles under SelectCare contracts (6)	56,400	56,900	56,200	(1)%	—%

Customer vehicles under SelectCare on-demand (7)	8,100	8,500	9,000	(5)%	(10)%

Total vehicles serviced	277,600	279,800	269,700	(1)%	3%
———————————
(1)Generally comprised of Class 1 through Class 7 type vehicles with a Gross Vehicle Weight (GVW) up to 33,000 pounds.
(2)Generally comprised of over the road on highway tractors and are primarily comprised of Class 8 type vehicles with a GVW of over 33,000 pounds.
(3)Generally comprised of dry, flatbed and refrigerated type trailers.
(4)Active ChoiceLease vehicles are calculated as those units currently earning revenue and not classified as not yet earning or no longer earning units.
(5)Calculated based on the reported quarterly ChoiceLease revenue.
(6)Excludes customer vehicles under SelectCare on-demand contracts.
(7)Comprised of the number of unique vehicles serviced under on-demand maintenance agreements for the quarterly periods. This does not represent averages for the periods. Vehicles included in the count may have been serviced more than one time during the respective period.
Note: Quarterly and year-to-date amounts were computed using a 6-point average based on monthly information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
The following table provides a breakdown of our non-revenue earning equipment included in our end of period global fleet count (number of units rounded to nearest hundred):

				Change
	March 31, 2020	December 31, 2019	March 31, 2019	2020/Dec. 2019	2020/ 2019
Not yet earning revenue (NYE)	2,600	3,500	5,200	(26)%	(50)%

No longer earning revenue (NLE):
Units held for sale	11,600	9,400	7,600	23%	53%
Other NLE units	9,000	8,400	6,200	7%	45%
Total NLE	20,600	17,800	13,800	16%	49%
Total	23,200	21,300	19,000	9%	22%

NYE units represent new vehicles on hand that are being prepared for deployment to a lease customer or into the rental fleet. Preparations include activities such as adding lift gates, paint, decals, cargo area and refrigeration equipment. NYE units decreased 50% compared to March 31, 2019 reflecting lower lease sales and faster customer fulfillment activities.

NLE units represent vehicles held for sale and vehicles for which no revenue has been earned in the previous 30 days. Accordingly, these vehicles may be temporarily out of service, being prepared for sale or awaiting redeployment. NLE units increased 49% compared to March 31, 2019, reflecting a higher number of vehicles being prepared for sale or redeployment and held for sale, as well as slowing demand in our used vehicle market.

Supply Chain Solutions

	Three months ended March 31,		Change 2020/2019
	2020	2019	Three Months
	(In thousands)
Automotive	$171,741	$176,525	(3)%
Technology and healthcare	57,666	78,751	(27)%
Consumer product goods and retail	188,036	178,472	5%
Industrial and other	49,868	43,341	15%
Subcontracted transportation	135,728	127,995	6%
Fuel	25,408	30,587	(17)%
SCS total revenue	$628,447	$635,671	(1)%

SCS operating revenue (1)	$467,311	$477,089	(2)%

SCS EBT	$31,025	$32,317	(4)%
SCS EBT as a % of SCS total revenue	4.9%	5.1%	(20) bps

SCS EBT as a % of SCS operating revenue (1)	6.6%	6.8%	(20) bps

Memo:
Average fleet	9,600	9,700	(1)%
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
The following table summarizes the components of the change in SCS revenue on a percentage basis versus the prior year:

	Three months ended March 31, 2020
	Total	Operating (1)
Organic, including price and volume	(1)%	(2)%
Subcontracted transportation	1%	—%
Fuel	(1)%	—%
Net increase (decrease)	(1)%	(2)%
————————————
(1)Non-GAAP financial measure. A reconciliation of SCS total revenue to SCS operating revenue, as well as the reasons why management believes this measure is important to investors is included in the "Non-GAAP Financial Measures" section of this MD&A.

SCS total revenue and operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation) decreased 1% and 2%, respectively, in the first quarter reflecting lost business and lower volume in our automotive vertical due to production shutdowns related to the COVID-19 pandemic, partially offset by increased pricing and higher volumes in several verticals.

SCS EBT decreased 4% in the first quarter primarily due to the impacts of COVID-19, particularly in the automotive vertical, lost business and higher overhead costs, partially offset by higher pricing and increased volumes in non-automotive verticals. Higher overhead costs related to foreign currency remeasurement losses, favorable developments of insurance reserves recognized in the prior year and higher medical expenses.

SCS customer volumes in the automotive vertical have declined significantly due to production shutdowns beginning late in the first quarter related to the COVID-19 pandemic. Although our automotive customers generally expect to resume production in May, this is subject to change and could have a material effect on SCS revenue and earnings. Lower expected economic activity is anticipated to reduce customer volumes through at least the second quarter.

Dedicated Transportation Solutions

	Three months ended March 31,		Change 2020/2019
	2020	2019	Three Months
	(In thousands)
DTS total revenue	$334,888	$349,621	(4)%

DTS operating revenue (1)	$236,685	$235,620	—%

DTS EBT	$12,180	$17,412	(30)%
DTS EBT as a % of DTS total revenue	3.6%	5.0%	(140) bps

DTS EBT as a % of DTS operating revenue (1)	5.1%	7.4%	(230) bps

Memo:
Average fleet	9,400	9,500	(1)%
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
The following table summarizes the components of the change in DTS revenue on a percentage basis versus the prior year:

	Three months ended March 31, 2020
	Total	Operating (1)
Organic including price and volume	—%	—%
Subcontracted transportation	(3)%	—%
Fuel	(1)%	—%
Net increase (decrease)	(4)%	—%
  ————————————
(1)Non-GAAP financial measure. A reconciliation of DTS total revenue to DTS operating revenue, as well as the reasons why management believes this measure is important to investors is included in the "Non-GAAP Financial Measures" section of this MD&A.

DTS total revenue decreased 4% in the first quarter due to lower subcontracted transportation and fuel revenue. DTS operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation) slightly increased in the first quarter primarily reflecting higher pricing and volumes offset by lost business.

DTS EBT decreased 30% in the first quarter due to higher overhead costs and a decrease in equipment contribution of $4 million (see further discussions on equipment contribution above), partially offset by higher pricing and volume. Higher overhead costs were attributable to favorable developments of insurance reserves recognized in the prior year, higher medical expenses and higher bad debt expense.

Lower expected economic activity from COVID-19 is anticipated to reduce customer volumes through at least the second quarter, which will negatively impact DTS revenue and EBT.

Central Support Services

	Three months ended March 31,		Change 2020/2019
	2020	2019	Three Months
	(In thousands)
Human resources	$5,853	$5,280	11%
Finance and procurement	19,239	18,007	7%
Corporate services and public affairs	1,984	2,320	(14)%
Information technology	20,213	21,277	(5)%
Legal and safety	7,963	6,947	15%
Marketing	5,275	4,732	11%
Other	8,202	9,210	(11)%
Total CSS	68,729	67,773	1%
Allocation of CSS to business segments	(59,343)	(55,226)	7%
Unallocated CSS	$9,386	$12,547	(25)%

Total CSS costs slightly increased 1% in the first quarter. Unallocated CSS was $9 million in the first quarter, a decrease of 25% from the prior year period, primarily related to lower compensation-related expenses in 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
FINANCIAL RESOURCES AND LIQUIDITY

Cash Flows
The following is a summary of our cash flows from continuing operations:

	Three months ended March 31,
	2020	2019
	(In thousands)
Net cash provided by (used in):
Operating activities	$438,586	$485,330
Investing activities	(332,978)	(923,244)
Financing activities	217,620	434,288
Effect of exchange rate changes on cash	725	(1,551)
Net change in cash and cash equivalents	$323,953	$(5,177)

	Three months ended March 31,
	2020	2019
	(In thousands)
Net cash provided by operating activities
Earnings (loss) from continuing operations	$(109,129)	$45,890
Non-cash and other, net	599,779	469,513
Collections on sales-type leases	26,597	34,017
Changes in operating assets and liabilities:
Receivables	(14,634)	26,181
Accounts payable	(25,707)	18,586
Changes in other assets and liabilities	(38,320)	(108,857)
Cash flows from operating activities from continuing operations	$438,586	$485,330

Cash provided by operating activities decreased to $439 million in the three months ended March 31, 2020 compared with $485 million in 2019, reflecting lower cash earnings along with higher working capital needs. Our working capital needs are primarily driven by the timing of collections of our receivables and payments of our trade payables, as well as other changes in operating assets and liabilities. The unfavorable impact in receivables was primarily due to longer collection periods in our segments, which was impacted by COVID-19. The unfavorable impact from trade payables was due to timing of payments. In addition, the favorable impact from changes in other assets and liabilities was driven by lower payments related to our pension and compensation plans and a decrease in inventories in 2020. Cash used in investing activities decreased to $333 million in the three months ended March 31, 2020 compared with $923 million in 2019, primarily due to a planned decrease in capital expenditures. Cash provided by financing activities decreased to $218 million in the three months ended March 31, 2020 compared with $434 million in 2019 due to increased debt repayments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
The following table shows our free cash flow computation:

	Three months ended March 31,
	2020	2019
	(In thousands)
Net cash provided by operating activities	$438,586	$485,330
Sales of revenue earning equipment (1)	101,099	101,549
Sales of operating property and equipment (1)	1,883	1,918
Total cash generated (2)	541,568	588,797
Purchases of property and revenue earning equipment (1)	(430,960)	(1,026,711)
Free cash flow (2)	$110,608	$(437,914)
———————————
(1)Included in cash flows from investing activities.
(2)Non-GAAP financial measures. Reconciliations of net cash provided by operating activities to total cash generated and to free cash flow are set forth in this table. Refer to the “Non-GAAP Financial Measures” section of this MD&A for the reasons why management believes these measures are important to investors.

Free cash flow increased to $111 million in three months ended March 31, 2020 from a use of $438 million in 2019 primarily due to lower capital expenditures, partially offset by higher cash flows from operations in 2019.

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

The following table provides a summary of capital expenditures:

	Three months ended March 31,
	2020	2019
	(In thousands)
Revenue earning equipment:
ChoiceLease	$312,873	$817,027
Commercial rental	52,886	256,671
	365,759	1,073,698
Operating property and equipment	26,231	40,066
Total capital expenditures (1)	391,990	1,113,764
Changes in accounts payable related to purchases of revenue earning equipment	38,970	(87,053)
Cash paid for purchases of property and revenue earning equipment	$430,960	$1,026,711
———————————
(1)Non-cash additions exclude approximately $4 million and $2 million during the three months ended March 31, 2020 and 2019, respectively, of assets held under finance leases resulting from new or the extension of existing finance leases and other additions.

Capital expenditures decreased 65% to $392 million in the three months ended March 31, 2020 reflecting lower planned investments in the ChoiceLease and rental fleets. In relation to the COVID-19 pandemic, we have cancelled or postponed vehicle orders, where possible, which will result in significantly reduced capital expenditures during 2020.

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

Cash and cash equivalents totaled $397 million as of March 31, 2020. As of March 31, 2020, approximately $36 million was held outside the U.S. and is available to fund operations and other growth of non-U.S. subsidiaries. If we decide to repatriate cash and cash equivalents held outside the U.S., we may be subject to additional income taxes and foreign withholding taxes. However, our intent is to permanently reinvest these foreign amounts outside the U.S. and our current plans do not demonstrate a need to repatriate these foreign amounts to fund our U.S. operations.

We believe that our operating cash flows, together with our access to the public unsecured bond market, commercial paper market and other available debt financing, will be adequate to meet our operating, investing and financing needs in the foreseeable future. However, there can be no assurance that volatility and disruption in the public unsecured debt market or the commercial paper market would not impair our ability to access these markets on terms commercially acceptable to us or at all. If we cease to have access to public bonds, commercial paper and other sources of unsecured borrowings, we would meet our liquidity needs by drawing upon contractually committed lending agreements and/or by seeking other funding sources. In April 2020, in response to the COVID-19 pandemic, we issued $400 million of unsecured 4.625% medium-term notes maturing in June 2025 and executed a $400 million senior floating-rate unsecured 364-day term loan, which provides us with liquidity flexibility when combined with our $1.4 billion global revolving credit facility. The expanded liquidity will be used for working capital purposes and to fund debt maturities. As of April 28, 2020, we had a balance of cash and cash equivalents in the U.S. of approximately $1 billion as well as $565 million of availability under our global revolving credit facility and $100 million of availability under our trade receivable facility.

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

Our debt ratings and rating outlooks at March 31, 2020 were as follows:

Rating Summary
	Short-term	Short-term Outlook	Long-term	Long-term Outlook
Fitch Ratings (1)	F2	Stable	A-	Stable
Standard & Poor’s Ratings Services	A2	Stable	BBB	Stable
Moody’s Investors Service	P2	Stable	Baa1	Under Review
DBRS	R-1 (Low)	Stable	A (Low)	Stable
———————————
(1)Subsequent to March 31, 2020, Fitch Ratings downgraded our long-term rating to BBB+ with a negative outlook.

As of March 31, 2020, we had the following amounts available to fund operations under the following facilities:

(In millions)
Global revolving credit facility	$419
Trade receivables program	$—

In accordance with our funding philosophy, we attempt to align the aggregate average remaining re-pricing life of our debt with the aggregate average remaining re-pricing life of our assets. We utilize both fixed-rate and variable-rate debt to achieve this alignment and generally target a mix of 20% - 40% variable-rate debt as a percentage of total debt outstanding. The variable-rate portion of our total debt (including notional value of swap agreements) was 23% and 17% as of March 31, 2020 and December 31, 2019, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Refer to Note 10, “Debt,” in the Notes to Condensed Consolidated Financial Statements for further discussion around the global revolving credit facility, the trade receivables program, the issuance of medium-term notes under our shelf registration statement, asset-backed financing obligations and debt maturities.

Our debt to equity ratio was 364% and 320% as of March 31, 2020 and December 31, 2019, respectively. The debt to equity ratio represents total debt divided by total equity. The increase is due to the reduction in equity related to higher non-cash depreciation expense from our estimated residual change in the third quarter of 2019. Debt to equity ratio as of March 31, 2020 also reflects a higher than normal cash balance which increased debt-to-equity by an estimated 15 percentage points.

Pension Information

The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. We review pension assumptions regularly and we may, from time to time, make voluntary contributions to our pension plans, which exceed the amounts required by statute. In 2020, the expected total contributions to our pension plans are approximately $37 million. During the three months ended March 31, 2020, we contributed $1 million to our pension plans. Changes in interest rates and the market value of the securities held by the plans during 2020 could materially change, positively or negatively, the funded status of the plans and affect the level of pension expense and contributions in 2020 and beyond. As of March 31, 2020, we have experienced a decline in the market prices of our assets as a result of the COVID-19 pandemic and related economic downturn, which may have an adverse impact on our pension plans if it were to continue through the end of the year. As a result, our contributions may need to increase in 2021 and these changes may negatively impact accumulated other comprehensive income and shareholders’ equity on our balance sheet when it is remeasured in December 2020. See Note 15, “Employee Benefit Plans,” in the Notes to Condensed Consolidated Financial Statements for additional information.

Share Repurchases and Cash Dividends

See Note 11, “Share Repurchase Programs,” in the Notes to Condensed Consolidated Financial Statements for a discussion of share repurchases. The share repurchase program has been put on hold temporarily due to the impact of COVID-19.

In February 2020 and 2019, our Board of Directors declared quarterly cash dividends of $0.56 and $0.54 per share of common stock, respectively. The dividends were paid during the first quarter of each respective year.

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

The following discussion, which should be read in conjunction with the descriptions in the Notes to Condensed Consolidated Financial Statements and our Annual Report on Form 10-K, is furnished for additional insight into certain accounting estimates that have been updated since our 2019 Annual Report.

Goodwill Impairment. We assess goodwill for impairment on October 1st of each year or more often if deemed necessary. In evaluating goodwill for impairment, we have the option to first assess qualitative factors to determine whether further impairment testing is necessary, such as macroeconomic conditions, changes in our industry and the markets in which we operate, and our market capitalization as well as our reporting units' historical and expected future financial performance. If we conclude that it is more likely than not that a reporting unit's fair value is less than its carrying value or we bypass the optional qualitative assessment, recoverability is assessed by comparing the fair value of the reporting unit with its carrying amount. If a reporting unit's carrying value exceeds its fair value, we will measure any goodwill impairment losses as the amount by which the carrying amount of a reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
For quantitative tests, we estimate the fair value of the reporting units using a combination of both an income and market approach. We perform our quantitative impairment test with the assistance of a third-party specialist. Under the market approach, we use a selection of comparable publicly-traded companies that correspond to the reporting unit to derive a market-based multiple. Under the income approach, the fair value of the reporting unit is estimated based on the discounted present value of the projected future cash flows. Rates used to discount cash flows are dependent upon interest rates and the cost of capital based on our industry and capital structure, adjusted for equity and size risk premiums based on market capitalization. Estimates of future cash flows are dependent on our knowledge and experience about past and current events and significant judgments and assumptions about conditions we expect to exist, including revenue growth rates, margins, long-term growth rates, capital requirements, proceeds from the sale of used vehicles, the ability to utilize our tax net operating losses, and the discount rate. Our estimates of cash flows are also based on historical and future operating performance, economic conditions and actions we expect to take. In addition to these factors, our SCS and DTS reporting units are dependent on several key customers or industry sectors. The loss of a key customer may have a significant impact to our SCS or DTS reporting units, causing us to assess whether or not the event resulted in a goodwill impairment loss.

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

In the first quarter of 2020, we performed an interim impairment test of our FMS North America reporting unit (“FMS NA”) as a result of the decline in market conditions and our updated outlook as a result of the impact of COVID-19. Our valuation of fair value for FMS NA was determined based on a discounted future cash flow model (income approach) and the application of current market multiples for comparable publicly-traded companies (market approach). Based on our analysis, we determined that FMS NA goodwill was not impaired as of March 31, 2020, however the fair value was not substantially in excess of its carrying value. The estimated fair value of the FMS NA reporting unit exceeded its carrying value by approximately 5% as of March 31, 2020.

Given this level of fair value, in the event the financial performance of FMS NA does not meet our expectations in the future; we experience future prolonged market downturns, including in the used vehicle market or continued declines in our stock price; negative trends from the COVID-19 pandemic continue; or there are other negative revisions to key assumptions, we may be required to perform additional impairment analyses and could be required to recognize a non-cash goodwill impairment charge. As of March 31, 2020, there was $243 million of goodwill recorded related to FMS NA. As of March 31, 2020, we assessed that it was not more likely than not that our SCS and DTS reporting units fair value was less than its carrying value.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2, “Recent Accounting Pronouncements," in the Notes to Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
NON-GAAP FINANCIAL MEASURES

This Quarterly Report on Form 10-Q includes information extracted from condensed consolidated financial information but not required by generally accepted accounting principles (GAAP) to be presented in the financial statements. Certain elements of this information are considered “non-GAAP financial measures” as defined by SEC rules. Non-GAAP financial measures should be considered in addition to, but not as a substitute for or superior to, other measures of financial performance or liquidity prepared in accordance with GAAP. Also, our non-GAAP financial measures may not be comparable to financial measures used by other companies. We provide a reconciliation of each of these non-GAAP financial measures to the most comparable GAAP measure in this non-GAAP financial measures section or in our results and liquidity discussions above. We also provide the reasons why management believes each non-GAAP financial measure is useful to investors in this section.

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

Operating Revenue Measures:
Operating Revenue FMS Operating Revenue SCS Operating Revenue DTS Operating Revenue FMS EBT as a % of FMS Operating Revenue SCS EBT as a % of SCS Operating Revenue DTS EBT as a % of DTS Operating Revenue
Operating revenue is defined as total revenue for Ryder System, Inc. or each business segment (FMS, SCS and DTS) excluding any (1) fuel and (2) subcontracted transportation, as well as (3) revenue from our ChoiceLease liability insurance program which was discontinued in early 2020. We believe operating revenue provides useful information to investors as we use it to evaluate the operating performance of our core businesses and as a measure of sales activity at the consolidated level for Ryder System, Inc., as well as for each of our business segments. We also use segment EBT as a percentage of segment operating revenue for each business segment for the same reason. Note: FMS EBT, SCS EBT and DTS EBT, our primary measures of segment performance, are not non-GAAP measures.

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

Subcontracted transportation: We exclude subcontracted transportation from the calculation of our operating revenue measures, as these services are also typically a pass-through to our customers and, therefore, fluctuations result in minimal changes to our profitability. While our SCS and DTS business segments subcontract certain transportation services to third party providers, our FMS business segment does not engage in subcontracted transportation and, therefore, this item is not applicable to FMS.

ChoiceLease liability insurance: We exclude ChoiceLease liability insurance as we announced our plan in the first quarter of 2020 to exit the extension of our liability insurance coverage for ChoiceLease customers. The exit of this program is estimated to be completed in the second quarter of 2021. We are excluding the revenues associated with this program for better comparability of our on-going operations.

Comparable Earnings Measures:
Comparable earnings (loss) before income taxes (EBT) Comparable earnings (loss) Comparable earnings (loss) per diluted common share (EPS) Comparable tax rate
Comparable EBT, comparable earnings, comparable EPS are defined, respectively, as GAAP EBT, earnings, EPS, all from continuing operations, excluding (1) non-operating pension costs and (2) any other significant items that are not representative of our business operations. We believe these comparable earnings measures provide useful information to investors and allow for better year-over-year comparison of operating performance.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
The following table provides a reconciliation of GAAP earnings (loss) before taxes (EBT), earnings (loss), and earnings (loss) per diluted share (EPS) from continuing operations to comparable EBT, comparable earnings (loss) and comparable EPS from continuing operations for the three months ended March 31, 2020 and 2019. Certain items included in EBT, earnings and diluted EPS from continuing operations have been excluded from our comparable EBT, comparable earnings and comparable diluted EPS measures. The following table lists a summary of these items, which are discussed in more detail throughout our MD&A and within the Notes to Condensed Consolidated Financial Statements:

	EBT		Earnings (Loss)		Diluted EPS
	2020	2019	2020	2019	2020	2019
Three months ended March 31,	(In thousands, except per share amounts)
Continuing operations (GAAP)	$(113,634)	$68,151	$(109,129)	$45,890	$(2.09)	$0.87
Non-operating pension costs	1,221	6,462	100	4,562	—	0.09
Restructuring and other, net (1)	11,263	2,588	8,898	1,842	0.17	0.04
ERP implementation costs (1)	10,326	3,590	7,664	2,660	0.15	0.05
Tax adjustments (2)	—	—	20,363	3,508	0.39	0.06
Comparable (non-GAAP)	$(90,824)	$80,791	$(72,104)	$58,462	$(1.38)	$1.11
————————————
(1)Refer to Note 16, “Other Items Impacting Comparability,” in the Notes to Condensed Consolidated Financial Statements for additional information.
(2)In the three months ended March 31, 2020, we recorded charges of $7 million and $13 million to our tax provision for income taxes due to expiring state net operating losses and a valuation allowance on our U.K. deferred tax assets, respectively. In the first quarter of 2019, we recorded a $5 million charge to our tax provision for income taxes due to expiring state net operating losses offset by a $1 million benefit to our provision due to a tax law change.

The following table provides a reconciliation of the provision for income taxes to the comparable provision for income taxes:

	Three months ended March 31,
	2020	2019
	(In thousands)
Benefit from (provision for) income taxes	$4,505	$(22,261)
Tax adjustments	20,363	3,508
Income tax effects of non-GAAP adjustments	(6,148)	(3,576)
Comparable benefit from (provision for) income taxes (1)	$18,720	$(22,329)
————————————
(1)The comparable provision for income taxes is computed using the same methodology as the GAAP provision of income taxes. Income tax effects of non-GAAP adjustments are calculated based on statutory tax rates of the jurisdictions to which the non-GAAP adjustments related.

The following table provides a reconciliation of total revenue to operating revenue:

	Three months ended March 31,
	2020	2019
	(In thousands)
Total revenue	$2,161,306	$2,180,327
Fuel	(178,748)	(216,543)
Subcontracted transportation	(201,953)	(204,777)
ChoiceLease liability insurance revenue (1)	(9,358)	(8,520)
Operating revenue	$1,771,247	$1,750,487

(1)In the first quarter of 2020, we announced our plan to exit the extension of our liability insurance coverage for ChoiceLease customers. The exit of this program is estimated to be completed in the second quarter of 2021. We have revised our definition of operating revenues to exclude the revenues associated with this program for better comparability of our on-going operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
The following table provides a reconciliation of FMS total revenue to FMS operating revenue:

	Three months ended March 31,
	2020	2019
	(In thousands)
FMS total revenue	$1,340,237	$1,351,599
Fuel (1)	(173,335)	(207,866)
ChoiceLease liability insurance revenue (2)	(9,358)	(8,520)
FMS operating revenue	$1,157,544	$1,135,213

FMS EBT	$(114,574)	$60,911
FMS EBT as a % of FMS total revenue	(8.5)%	4.5%
FMS EBT as a % of FMS operating revenue	(9.9)%	5.4%
————————————
(1)Includes intercompany fuel sales from FMS to DTS and SCS.
(2)In the first quarter of 2020, we announced our plan to exit the extension of our liability insurance coverage for ChoiceLease customers. The exit of this program is estimated to be completed in the second quarter of 2021. We have revised our definition of operating revenues to exclude the revenues associated with this program for better comparability of our on-going operations.

The following table provides a reconciliation of SCS total revenue to SCS operating revenue:

	Three months ended March 31,
	2020	2019
	(In thousands)
SCS total revenue	$628,447	$635,671
Subcontracted transportation	(135,728)	(127,995)
Fuel	(25,408)	(30,587)
SCS operating revenue	$467,311	$477,089

SCS EBT	$31,025	$32,317
SCS EBT as a % of SCS total revenue	4.9%	5.1%
SCS EBT as a % of SCS operating revenue	6.6%	6.8%

The following table provides a reconciliation of DTS total revenue to DTS operating revenue:

	Three months ended March 31,
	2020	2019
	(In thousands)
DTS total revenue	$334,888	$349,621
Subcontracted transportation	(66,225)	(76,782)
Fuel	(31,978)	(37,219)
DTS operating revenue	$236,685	$235,620

DTS EBT	$12,180	$17,412
DTS EBT as a % of DTS total revenue	3.6%	5.0%
DTS EBT as a % of DTS operating revenue	5.1%	7.4%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

FORWARD-LOOKING STATEMENTS

Forward-looking statements (within the meaning of the Federal Private Securities Litigation Reform Act of 1995) are statements that relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends concerning matters that are not historical facts. These statements are often preceded by or include the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “could,” “should” or similar expressions. This Quarterly Report on Form 10-Q contains forward-looking statements including, but not limited to, statements regarding:

•our expectations of the impact of the COVID-19 pandemic on our financial results and operations, including with regard to our revenue, cash flows, commercial rental demand, residual values and depreciation assumptions, and lease sales;
•our expectations in our FMS business segment regarding anticipated ChoiceLease revenue and commercial rental revenue and demand;
•our expectations in our SCS and DTS business segments regarding anticipated customer volumes, revenue and earnings;
•our expectations of the long-term residual values of revenue earning equipment;
•the expected pricing, demand and inventory levels for used vehicles;
•our expectations of operating cash flow and capital expenditures through the end of 2020;
•the adequacy of our accounting estimates and reserves for pension expense, compensation expense and employee benefit plan obligations, depreciation and residual value guarantees, goodwill impairment, accounting changes, and income taxes;
•our expected future contractual cash obligations and commitments;
•the adequacy of our fair value estimates of employee incentive awards under our share-based compensation plans, publicly traded debt and other debt;
•our ability to fund all of our operating, investing and financial needs for the foreseeable future through internally generated funds and outside funding sources;
•our expected level of use and availability of outside funding sources and anticipated future payments under debt and lease agreements;
•our beliefs regarding our credit ratings;
•our ability to fund all of our operating, investing and financial needs for the foreseeable future through internally generated funds and outside funding sources;
•the anticipated impact of fuel price and exchange rate fluctuations;
•our expectations as to return on pension plan assets, future pension expense and estimated contributions;
•our expectations regarding the scope and anticipated outcomes with respect to certain claims, complaints and legal proceedings;
•the ultimate disposition of estimated environmental liabilities;
•our expectations about the need to repatriate foreign cash to the U.S.;
•our ability to access commercial paper and other available debt financing in the capital markets;
•our expected cost savings from workforce reductions and restructuring actions;
•our expectations regarding restructuring charges;
•the status of our unrecognized tax benefits related to the U.S. federal, state and foreign tax positions;
•our estimates for self-insurance loss reserves;
•our expectations regarding the completion and ultimate outcome of certain tax audits; and
•the anticipated impact of recent accounting pronouncements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
These statements, as well as other forward-looking statements contained in this Quarterly Report, are based on our current plans and expectations and are subject to risks, uncertainties and assumptions. We caution readers that certain important factors could cause actual results and events to differ significantly from those expressed in any forward-looking statements. These risk factors include, but are not limited to, the following:
•Market Conditions:
•The severity and duration of the COVID-19 pandemic and the governmental responses thereto.
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
•Decreases in market demand affecting the commercial rental market and used vehicle sales as well as global economic conditions.
•Volatility in customer volumes and shifting customer demand in the industries serviced by our SCS business.
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
•Profitability:
•Our inability to obtain adequate profit margins for our services.
•Lower than expected sales volumes or customer retention levels.
•Decreases in commercial rental fleet utilization and pricing.
•Lower than expected used vehicle sales pricing levels and fluctuations in the anticipated proportion of retail versus wholesale sales.
•Loss of key customers in our SCS and DTS business segments.
•Our inability to adapt our product offerings to meet changing consumer preferences on a cost-effective basis.
•The inability of our legacy information technology systems to provide timely access to data.
•Sudden changes in fuel prices and fuel shortages.
•Higher prices for vehicles, diesel engines and fuel as a result of new environmental standards.
•Higher than expected maintenance costs and lower than expected benefits associated with our maintenance initiatives.
•Our inability to successfully execute our asset management initiatives, maintain our fleet at normalized levels and right-size our fleet in line with demand.
•Our key assumptions and pricing structure of our SCS and DTS contracts prove to be inaccurate.
•Increased unionizing, labor strikes and work stoppages.
•Difficulties in attracting and retaining drivers and technicians due to driver and technician shortages, which may result in higher costs to procure drivers and technicians and higher turnover rates affecting our customers.
•Our inability to manage our cost structure.
•Our inability to limit our exposure for customer claims.
•Unfavorable or unanticipated outcomes legal or regulatory proceedings or uncertain positions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
•Business interruptions or expenditures due to severe weather or natural occurrences.
•Financing Concerns:
•Higher borrowing costs.
•Unanticipated interest rate and currency exchange rate fluctuations.
•Negative funding status of our pension plans caused by lower than expected returns on invested assets and unanticipated changes in interest rates.
•Withdrawal liability as a result of our participation in multi-employer plans.
•Instability in U.S. and worldwide credit markets, resulting in higher borrowing costs and/or reduced access to credit.
•Accounting Matters:
•Reductions in residual values or useful lives of revenue earning equipment.
•Increases in compensation levels, retirement rate and mortality resulting in higher pension expense; regulatory changes affecting pension estimates, accruals and expenses.
•Changes in accounting rules, assumptions and accruals.
•Difficulties and delays in implementing our Enterprise Resource Planning system and related processes.
•Other risks detailed from time to time in our SEC filings including our 2019 Annual Report on Form 10-K and in "Item 1A.-Risk Factors" of this Quarterly Report.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to Ryder’s exposures to market risks since December 31, 2019. Please refer to the 2019 Annual Report on Form 10-K for a complete discussion of Ryder’s exposures to market risks.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the first quarter of 2020, we carried out an evaluation, under the supervision and with the participation of management, including Ryder’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the first quarter of 2020, Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective.

Changes in Internal Controls over Financial Reporting

During the three months ended March 31, 2020, there were no other changes in Ryder’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect such internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

Item 1A. Risk Factors of our Annual Report on Form 10-K, filed with the SEC on February 27, 2020, includes a discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Form 10-K. Our operations could also be affected by additional risk factors that are not presently known to us or by factors that we currently consider immaterial to our business. To our knowledge and except, as presented below, there have been no material changes in the risk factors described in our Form 10-K.

The coronavirus pandemic has adversely impacted, and is expected to continue to adversely impact, our business, results of operations and financial condition, and the ultimate impact on our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted.

Our business is highly susceptible to changes in economic conditions. Our products and services are directly tied to the production and sale of goods and, more generally, to the North American economy. The rapid spread of the novel coronavirus (COVID-19), and the measures taken in response, have severely disrupted economic and commercial activity tied to the production and sale of goods, which have impacted supply chains and routes, and, as a result, transportation and supply chain companies such as ours have experienced slowdowns and reduced demand.

Furthermore, quarantines, shelter in place orders, labor shortages due to illness and otherwise, business and facility closures or other disruptions to our operations, or our customers’ operations, have also adversely impacted demand for our services and our ability to provide services to our customers. We have seen deterioration in our Supply Chain Solutions (SCS) volumes primarily due to production shut downs in the automotive industry which represents a significant portion of our SCS revenue. Although our automotive customers generally expect to resume production in May, this is subject to change based upon evolving conditions related to the pandemic. This could have a material negative impact on our SCS revenues and earnings.

We are seeing varying impacts with our SCS customers in non-automotive industries as well as with our Dedicated Transportation Solutions (DTS) customers, with some customers and industries experiencing lower volumes and others like consumer packaged goods experiencing significant volume increases. However, due to the expected reduction in economic activity, we expect to have net lower volumes for SCS/DTS customers through the second quarter of 2020. Lower volumes and revenues in our non-automotive SCS industries and in DTS have a lesser impact on our earnings as our fees are less transaction based.

Furthermore, as a result of government actions taken, such as mandated shelter in place orders as well as the significant reduction in business activity across the United States, demand for our commercial rental trucks has decreased significantly negatively impacting our earnings. If such decrease in demand were to continue for a prolonged period or further deteriorate, it could have further adverse impacts on our financial results. We have also experienced a furthering weakening of market conditions in used vehicle sales, requiring us to increase accelerated depreciation and write down the value of used vehicles in our inventory at quarter-end to reflect lower expected pricing. We expect demand for our used vehicles to be adversely affected through the remainder of 2020 and, any further decline in demand or in the event such decline in demand were to continue for a prolonged period, it could have an adverse impact on our financial results.

With respect to our ChoiceLease product line, our customers have signed long-term lease contracts and, therefore, we do not expect our revenue and cash flows to be materially affected provided our customers remain solvent and continue to make their payments on their contractual obligations. However, there is no guarantee that this trend will continue, as the COVID-19 pandemic may impact our customers' solvency, ability to make payments and spending decisions. We are also expecting a decrease in new ChoiceLease sales and any prolonged decrease in sales activity could adversely affect our growth prospects.

The extent to which the COVID-19 outbreak impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to the duration, spread, severity and impact of the COVID-19 outbreak, the effects of the outbreak on our customers and suppliers and the remedial actions and stimulus measures adopted by local and federal governments, and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future. Furthermore, the financial condition of our customers may be adversely impacted which may result in an increase in bankruptcies or insolvencies, or a delay in payments, which may, in turn, impact our business, results of operations and financial condition.

We have established additional bad debt reserves due to our expectations for slower COVID-19 related payment activity with certain customers and may need to increase our bad debt reserves if economic conditions worsen for our customers. Further, in the event of a prolonged material economic downturn which has a material negative impact on our earnings and free cash flow, we may not be able to comply with our financial covenant in our global revolving credit facility which, in the absence of a bank waiver, would negatively impact our ability to borrow under that facility and negatively impact our liquidity position.

We periodically evaluate factors, including, but not limited to macroeconomic conditions, changes in our industry and the markets in which we operate and our market capitalization, as well as our reporting units’ expected future financial performance for purposes of evaluating asset impairments, including goodwill. We believe that the impact of COVID-19 will negatively affect certain key assumptions used in our analysis; however, we will need to assess the severity and nature of the long-term impacts to determine if we may be required to record charges for asset impairments in the future. While we have undertaken an interim goodwill impairment test related to our FMS NA reporting unit as of March 31, 2020 and concluded that no impairment was necessary, we may determine that impairment is necessary in future periods. At this time, it remains uncertain whether and to what extent we may need to record charges for impairments in the future as a result of the ongoing COVID-19 outbreak.

In addition to the operational impacts described above, the COVID-19 pandemic may present or heighten other operational risks to our business. Remote working arrangements may decrease employee productivity, increase cybersecurity risks and the strain on our technology systems and adversely affect our internal controls over financial reporting. Further, our business may be adversely affected if key personnel become ill from COVID-19 and are unable to work.

In addition, due to the increase in claims as a result of the impacts of the COVID-19 pandemic, insurance companies may limit or stop offering coverage to companies like ours or increase the cost of such insurance so that it is no longer available at commercially reasonable rates. This trend could adversely affect our ability to obtain suitable insurance coverage or increase the cost for such coverage significantly, each of which may adversely affect our financial condition, results of operations, liquidity or cash flows.

To the extent to which the COVID-19 outbreak adversely affects our business, results of operations and financial condition, it may also have the effect of heightening many of the other risks described in the section entitled Risk Factors of our 2019 Annual Report on Form 10-K and any subsequent Quarterly Reports on Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases we made of our common stock during the three months ended March 31, 2020:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Anti-Dilutive Program (2)
January 1 through January 31, 2020	—	$—	—	1,500,000
February 1 through February 29, 2020	384,724	41.30	303,098	1,196,902
March 1 through March 31, 2020	1,660	36.09	—	1,196,902
Total	386,384	$41.28	303,098
 ————————————
(1)During the three months ended March 31, 2020, we purchased an aggregate of 83,286 shares of our common stock in employee-related transactions. Employee-related transactions may include: (i) shares of common stock withheld as payment for the exercise price of options exercised or to satisfy the employees' tax withholding liability associated with our share-based compensation programs and (ii) open-market purchases by the trustee of Ryder’s deferred compensation plans relating to investments by employees in our stock, one of the investment options available under the plans.

(2)In December 2019, our Board of Directors authorized a new share repurchase program intended to mitigate the dilutive impact of shares issued under our employee stock plans. Under the December 2019 program, management is authorized to repurchase up to 1.5 million shares of common stock issued to employees under our employee stock plans from December 1, 2019 to December 11, 2021. Share repurchases are made periodically in open-market transactions using the Company's working capital, and are subject to market conditions, legal requirements, and other factors. In addition, management has been granted the authority to establish prearranged written trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the repurchase program. The share repurchase program has been put on hold temporarily due to the impact of COVID-19.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Certification of Robert E. Sanchez pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Scott Parker pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32	Certification of Robert E. Sanchez and Scott Parker pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C Section 1350

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYDER SYSTEM, INC.
(Registrant)

Date:	May 1, 2020	By:	/s/ Scott T. Parker
Scott T. Parker
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 1, 2020	By:	/s/ Frank J. Mullen
Frank J. Mullen
Vice President and Controller
(Principal Accounting Officer)