Form 10-Q
period 2020-06-30
RYDER SYSTEM INC
filed 2020-07-31
CIK 85961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No   ☑
The number of shares of Ryder System, Inc. Common Stock ($0.50 par value per share) outstanding at June 30, 2020 was 53,818,841.

RYDER SYSTEM, INC.
FORM 10-Q QUARTERLY REPORT

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(In thousands, except per share amounts)
Lease & related maintenance and rental revenues	$868,660	$933,833	$1,796,416	$1,833,392
Services revenue	942,267	1,159,100	2,054,455	2,291,148
Fuel services revenue	84,355	152,060	205,717	300,780
Total revenues	1,895,282	2,244,993	4,056,588	4,425,320

Cost of lease & related maintenance and rental	775,350	687,540	1,593,642	1,351,829
Cost of services	793,353	976,405	1,747,782	1,948,095
Cost of fuel services	77,980	148,363	198,429	291,638
Other operating expenses	29,849	29,663	63,414	63,289
Selling, general and administrative expenses	208,564	226,416	432,683	457,741
Non-operating pension costs	936	6,713	2,157	13,175
Used vehicle sales, net	9,488	18,140	30,172	26,357
Interest expense	67,285	60,759	129,851	116,095
Miscellaneous (income) loss, net	(9,946)	(21,911)	(1,278)	(30,133)
Restructuring and other items, net	37,200	9,836	68,147	16,014
	1,990,059	2,141,924	4,264,999	4,254,100

Earnings (loss) from continuing operations before income taxes	(94,777)	103,069	(208,411)	171,220
Provision for (benefit from) income taxes	(21,072)	27,617	(25,577)	49,878
Earnings (loss) from continuing operations	(73,705)	75,452	(182,834)	121,342
Earnings (loss) from discontinued operations, net of tax	(394)	(237)	(878)	(811)
Net earnings (loss)	$(74,099)	$75,215	$(183,712)	$120,531

Earnings (loss) per common share — Basic
Continuing operations	$(1.41)	$1.44	$(3.50)	$2.31
Discontinued operations	(0.01)	—	(0.02)	(0.02)
Net earnings (loss)	$(1.42)	$1.43	$(3.52)	$2.29

Earnings (loss) per common share — Diluted
Continuing operations	$(1.41)	$1.43	$(3.50)	$2.30
Discontinued operations	(0.01)	—	(0.02)	(0.02)
Net earnings (loss)	$(1.42)	$1.43	$(3.52)	$2.28
See accompanying notes to condensed consolidated financial statements.
Note: EPS amounts may not be additive due to rounding.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(In thousands)

Net earnings (loss)	$(74,099)	$75,215	$(183,712)	$120,531

Other comprehensive income (loss):
Changes in currency translation adjustment and other	7,878	(7,763)	(76,742)	7,999

Amortization of pension and postretirement items	7,371	7,377	15,150	14,845
Income tax expense related to amortization of pension and postretirement items	(1,492)	(1,381)	(3,105)	(3,395)
Amortization of pension and postretirement items, net of tax	5,879	5,996	12,045	11,450

Change in net actuarial loss and prior service cost	(4,539)	(9,440)	(4,539)	(9,440)
Income tax benefit related to change in net actuarial loss and prior service cost	1,087	2,237	1,087	2,237
Change in net actuarial loss and prior service cost, net of taxes	(3,452)	(7,203)	(3,452)	(7,203)

Other comprehensive income (loss), net of taxes	10,305	(8,970)	(68,149)	12,246

Comprehensive income	$(63,794)	$66,245	$(251,861)	$132,777
See accompanying notes to condensed consolidated financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2020	December 31, 2019
	(In thousands, except share amounts)
Assets:
Current assets:
Cash and cash equivalents	$831,469	$73,584
Receivables, net	1,087,639	1,228,490
Inventories	62,282	80,822
Prepaid expenses and other current assets	151,319	179,155
Total current assets	2,132,709	1,562,051
Revenue earning equipment, net	9,569,839	10,427,664
Operating property and equipment, net of accumulated depreciation of $1,246,069 and $1,224,216, respectively	913,080	917,799
Goodwill	474,480	475,025
Intangible assets, net	46,694	50,905
Sales-type leases and other assets	1,071,949	1,041,890
Total assets	$14,208,751	$14,475,334

Liabilities and shareholders’ equity:
Current liabilities:
Short-term debt and current portion of long-term debt	$1,460,604	$1,154,564
Accounts payable	425,686	594,712
Accrued expenses and other current liabilities	869,315	876,077
Total current liabilities	2,755,605	2,625,353
Long-term debt	6,687,096	6,770,224
Other non-current liabilities	1,496,471	1,442,003
Deferred income taxes	1,110,487	1,161,444
Total liabilities	12,049,659	11,999,024

Commitments and contingencies (Note 17)
Shareholders’ equity:
Preferred stock, no par value per share — authorized, 3,800,917; none outstanding, June 30, 2020 and December 31, 2019	—	—
Common stock, $0.50 par value per share — authorized, 400,000,000; outstanding, June 30, 2020 — 53,818,841 and December 31, 2019 — 53,278,316	26,909	26,639
Additional paid-in capital	1,113,883	1,108,649
Retained earnings	1,922,940	2,177,513
Accumulated other comprehensive loss	(904,640)	(836,491)
Total shareholders’ equity	2,159,092	2,476,310
Total liabilities and shareholders’ equity	$14,208,751	$14,475,334
See accompanying notes to condensed consolidated financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2020	2019
	(In thousands)
Cash flows from operating activities from continuing operations:
Net earnings (loss)	$(183,712)	$120,531
Less: Loss from discontinued operations, net of tax	(878)	(811)
Earnings (loss) from continuing operations	(182,834)	121,342
Depreciation expense	1,056,171	768,030
Used vehicle sales, net	30,172	26,357
Non-cash lease expense	45,055	46,856
Non-operating pension costs and share-based compensation expense	12,787	28,097
Other non-cash charges, net	74,854	39,557
Deferred income tax expense (benefit)	(36,148)	41,688
Collections on sales-type leases	54,724	63,047
Changes in operating assets and liabilities, net of acquisitions:
Receivables	69,212	8,196
Inventories	18,680	(1,524)
Prepaid expenses and other assets	(7,338)	(6,175)
Accounts payable	(54,434)	(3,965)
Accrued expenses and other non-current liabilities	17,884	(86,447)
Net cash provided by operating activities from continuing operations	1,098,785	1,045,059

Cash flows from investing activities from continuing operations:
Purchases of property and revenue earning equipment	(704,930)	(2,210,761)
Sales of revenue earning equipment	214,189	210,081
Sales of operating property and equipment	4,231	46,189
Other	(5,756)	—
Net cash used in investing activities from continuing operations	(492,266)	(1,954,491)

Cash flows from financing activities from continuing operations:
Net borrowings (repayments) of commercial paper and revolving credit facilities	(457,553)	227,023
Debt proceeds	1,756,497	1,691,906
Debt repaid	(1,064,096)	(902,814)
Dividends on common stock	(60,155)	(57,651)
Common stock issued	5,542	6,244
Common stock repurchased	(11,924)	(21,220)
Tax withholding on shares settled	(4,302)	(3,529)
Debt issuance costs and other items	(9,277)	(2,920)
Net cash provided by (used in) financing activities from continuing operations	154,732	937,039

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(3,022)	(2,611)
Increase (decrease) in cash, cash equivalents, and restricted cash from continuing operations	758,229	24,996
Increase (decrease) in cash, cash equivalents, and restricted cash from discontinued operations	(344)	(605)
Increase (decrease) in cash, cash equivalents, and restricted cash	757,885	24,391
Cash, cash equivalents, and restricted cash at beginning of year	73,584	68,111
Cash, cash equivalents, and restricted cash at end of period	$831,469	$92,502
See accompanying notes to condensed consolidated financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

Three months ended June 30, 2020

	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Amount	Shares	Par				Total
	(In thousands, except share amounts)
Balance at April 1, 2020	$—	53,735,964	$26,867	$1,103,928	$2,026,886	$(914,945)	$2,242,736
Comprehensive income	—	—	—	—	(74,099)	10,305	(63,794)
Common stock dividends declared —$0.56 per share	—	—	—	—	(29,847)	—	(29,847)
Common stock issued under employee stock award and stock purchase plans (1)	—	83,145	42	2,428	—	—	2,470
Benefit plan stock sales (purchases) (2)	—	(268)	—	(12)	—	—	(12)
Common stock repurchases	—	—	—	—	—	—	—
Share-based compensation	—	—	—	7,539	—	—	7,539
Balance at June 30, 2020	$—	53,818,841	$26,909	$1,113,883	$1,922,940	$(904,640)	$2,159,092

Three months ended June 30, 2019

	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Amount	Shares	Par				Total
	(In thousands, except share amounts)
Balance at April 1, 2019	$—	53,300,205	$26,651	$1,086,714	$2,343,857	$(890,418)	$2,566,804
Comprehensive income	—	—	—	—	75,215	(8,970)	66,245
Common stock dividends declared —$0.54 per share	—	—	—	—	(28,849)	—	(28,849)
Common stock issued under employee stock award and stock purchase plans (1)	—	153,797	76	2,982	—	—	3,058
Benefit plan stock sales (purchases) (2)	—	(220)	—	(11)	—	—	(11)
Common stock repurchases	—	(119,270)	(60)	(2,401)	(4,603)	—	(7,064)
Share-based compensation	—	—	—	7,523	—	—	7,523
Balance at June 30, 2019	$—	53,334,512	$26,667	$1,094,807	$2,385,620	$(899,388)	$2,607,706

__________________
(1)Net of common shares withheld as payment for the exercise price or to satisfy the holders’ withholding tax liability upon exercise of options.
(2)Represents open-market transactions of common shares by the trustee of our deferred compensation plans.

See accompanying notes to condensed consolidated financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

Six months ended June 30, 2020

	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Amount	Shares	Par				Total
	(In thousands, except share amounts)
Balance at January 1, 2020	$—	53,278,316	$26,639	$1,108,649	$2,177,513	$(836,491)	$2,476,310
Adoption of new accounting standard (See Note 2)	—	—	—	—	(5,077)	—	(5,077)
Comprehensive income	—	—	—	—	(183,712)	(68,149)	(251,861)
Common stock dividends declared —$1.12 per share	—	—	—	—	(60,226)	—	(60,226)
Common stock issued under employee stock option and stock purchase plans (1)	—	843,403	422	791	—	—	1,213
Benefit plan stock sales (purchases) (2)	—	220	—	27	—	—	27
Common stock repurchases	—	(303,098)	(152)	(6,214)	(5,558)	—	(11,924)
Share-based compensation	—	—	—	10,630	—	—	10,630
Balance at June 30, 2020	$—	53,818,841	$26,909	$1,113,883	$1,922,940	$(904,640)	$2,159,092

Six months ended June 30, 2019

	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Amount	Shares	Par				Total
	(In thousands, except share amounts)
Balance at January 1, 2019	$—	53,116,485	$26,559	$1,084,391	$2,337,252	$(911,634)	$2,536,568
Comprehensive income	—	—	—	—	120,531	12,246	132,777
Common stock dividends declared —$1.08 per share	—	—	—	—	(58,056)	—	(58,056)
Common stock issued under employee stock option and stock purchase plans (1)	—	563,091	281	2,435	—	—	2,716
Benefit plan stock sales (purchases) (2)	—	50	—	(1)	—	—	(1)
Common stock repurchases	—	(345,114)	(173)	(6,940)	(14,107)	—	(21,220)
Share-based compensation	—	—	—	14,922	—	—	14,922
Balance at June 30, 2019	$—	53,334,512	$26,667	$1,094,807	$2,385,620	$(899,388)	$2,607,706

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

The coronavirus (COVID-19) pandemic has negatively impacted several areas of our businesses. In our Fleet Management Solutions (FMS) business segment, we experienced lower demand for commercial rental and declines in the used vehicle market. With respect to our ChoiceLease product line, our customers have signed long-term lease contracts and, therefore, we do not expect our revenue and cash flows to be materially affected provided our customers remain solvent and continue to make their payments. In our Supply Chain Solutions (SCS) business segment, there has been a deterioration in customer activity, primarily due to the temporary shutdowns in the automotive industry, which have restarted their operations during the second quarter of 2020. In addition, we have experienced a decline in our sales growth opportunities in all of our businesses. We have established additional bad debt reserves due to our expectations for COVID-19 related payment activity with certain customers as a result of increases in bankruptcies or insolvencies, or a delay in payments. We have attempted to mitigate the adverse impacts from the pandemic through cost reduction measures, including temporary employee furloughs, lower discretionary and overhead spending, and a reduction in capital expenditures. In addition, we took planned actions to reduce headcount, primarily in our North American and U.K. FMS operations.

Depending on the extent and duration of the pandemic and the related economic impacts, it may have a further impact on our business and financial results, as well as on significant judgments and estimates, including those related to goodwill and other asset impairments, residual values and other depreciation assumptions, deferred income taxes and annual effective tax rates, variable revenue considerations, the valuation of our pension plans, and allowance for credit losses.
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

3. REVENUE

For the quarter ended June 30, 2020 and 2019, we recognized non-lease revenue from maintenance services of $238 million and $236 million, respectively, included in lease & related maintenance and rental revenues. We recognized $478 million and $475 million for the six months ended June 30, 2020 and 2019, respectively.
Disaggregation of Revenue

The following tables disaggregate our revenue recognized by primary geographical market by our FMS, SCS and DTS reportable business segments, as well as by industry for SCS. Refer to Note 19, "Segment Reporting," for the disaggregation of our revenue by major products/service lines.

Primary Geographical Markets

	Three months ended June 30, 2020
	FMS	SCS	DTS	Eliminations	Total
	(In thousands)
United States	$1,081,448	$441,332	$293,944	$(112,925)	$1,703,799
Canada	60,480	40,288	—	(3,232)	97,536
Europe	56,249	—	—	—	56,249
Mexico	—	37,698	—	—	37,698
Total Revenues	$1,198,177	$519,318	$293,944	$(116,157)	$1,895,282

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

	Three months ended June 30, 2019
	FMS	SCS	DTS	Eliminations	Total
	(In thousands)
United States	$1,238,631	$539,623	$362,244	$(152,010)	$1,988,488
Canada	76,390	53,545	—	(5,462)	124,473
Europe	75,889	—	—	—	75,889
Mexico	—	56,143	—	—	56,143
Singapore	—	—	—	—	—
Total Revenues	$1,390,910	$649,311	$362,244	$(157,472)	$2,244,993

	Six months ended June 30, 2020
	FMS	SCS	DTS	Eliminations	Total
	(In thousands)
United States	$2,278,969	$963,857	$628,832	$(250,220)	$3,621,438
Canada	131,245	93,840	—	(8,203)	216,882
Europe	128,200	—	—	—	128,200
Mexico	—	90,068	—	—	90,068
Total Revenues	$2,538,414	$1,147,765	$628,832	$(258,423)	$4,056,588

	Six months ended June 30, 2019
	FMS	SCS	DTS	Eliminations	Total
	(In thousands)
United States	$2,437,574	$1,069,016	$711,865	$(303,173)	$3,915,282
Canada	150,404	103,253	—	(10,863)	242,794
Europe	154,531	—	—	—	154,531
Mexico	—	109,420	—	—	109,420
Singapore	—	3,293	—	—	3,293
Total Revenues	$2,742,509	$1,284,982	$711,865	$(314,036)	$4,425,320

Industry

Our SCS business segment included revenue from the below industries:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(In thousands)
Automotive	$147,749	$261,288	$397,674	$514,967
Technology and healthcare	84,766	110,054	175,899	223,723
Consumer package goods and retail	236,499	225,582	466,431	442,679
Industrial and other	50,304	52,387	107,761	103,613
Total SCS Revenues	$519,318	$649,311	$1,147,765	$1,284,982

Contract Balances

We record a receivable related to revenue recognized when we have an unconditional right to invoice. Refer to Note 4 for further information regarding our receivables.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
Our contract liabilities consist of deferred revenue, which relates to payments received in advance of performance under the contract. Changes in contract liabilities are due to the collection of cash or the satisfaction of our performance obligation under the contract. Deferred revenue related to the maintenance services component of our ChoiceLease product line was $594 million and $587 million as of June 30, 2020 and December 31, 2019, respectively. Revenue recognized during the six months ended June 30, 2020 was $103 million for the amounts recorded as deferred revenue at the beginning of the year. In addition, we deferred consideration of $117 million during the six months ended June 30, 2020, which was received in advance of performance resulting in an increase in deferred revenue.

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized (“contracted not recognized revenue”). Contracted not recognized revenue includes deferred revenue and amounts for full service ChoiceLease maintenance revenue that will be recognized as revenue in future periods as we provide maintenance services to our customers. Contracted not recognized revenue excludes variable consideration as it is not included in the transaction price consideration allocated at contract inception, as well as revenues from our lease component of our ChoiceLease product and commercial rental product. Contracted not recognized revenue was $2.8 billion as of June 30, 2020. As a practical expedient, we do not disclose information about remaining performance obligations that are part of a contract that has an original expected duration of one year or less, and we do not disclose information about remaining performance obligations when we have the right to invoice the customer and the revenue recognized corresponds directly with the value to the customer of our performance completed to date, such as our SCS and DTS contracts.

Costs to Obtain and Fulfill a Contract

We capitalize incremental sales commissions paid as a result of obtaining ChoiceLease, SCS and DTS service contracts as contract costs. Capitalized sales commissions were $94 million and $105 million as of June 30, 2020 and December 31, 2019, respectively. Capitalized sales commissions include initial direct costs of our leases of $49 million and $55 million as of June 30, 2020 and December 31, 2019, respectively, related to incremental sales commissions paid to our sales force as a result of obtaining ChoiceLease contracts. Capitalized sales commissions are presented in “Sales-type leases and other assets” in our Condensed Consolidated Balance Sheets.

For both the quarters ended June 30, 2020 and 2019, sales commission expense was $11 million. For both the six months ended June 30, 2020 and 2019, sales commission expense was $22 million.

4. RECEIVABLES, NET

	June 30, 2020	December 31, 2019
	(In thousands)
Trade	$950,466	$1,060,298
Sales-type leases	121,184	135,353
Other, primarily warranty and insurance	60,897	55,600
	1,132,547	1,251,251
Allowance for credit losses and other	(44,908)	(22,761)
Total	$1,087,639	$1,228,490

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
The following table provides a reconciliation of our allowance for credit losses (in thousands):

Balance at December 31, 2019	$10,500
Charges to provisions for credit losses	32,600
Impact of adoption of new accounting standard, write-offs, and other	(8,300)
Balance at June 30, 2020	$34,800
Allowance for credit memos	10,108
Allowance for credit losses and other	$44,908

On January 1, 2020, we adopted the new accounting guidance related to the allowance for credit losses on our trade receivables and sales-type leases. As a result of the adoption, we increased our allowance for credit allowances and reduced retained earnings as of January 1, 2020, which was not material. We maintain an allowance for credit losses and an allowance for credit memos related to certain discounts and other customer concessions. Estimates are updated regularly based on our review of historical loss rates, as well as current and expected events of our business segments, current collection trends and billing adjustments processed. Accounts are charged against the allowance when determined to be uncollectible.

When a business relationship with a customer is initiated, we evaluate collectibility from the customer and it is continuously monitored as services are provided. We have a credit rating system based on internally developed standards and ratings provided by third parties. Our credit rating system, along with monitoring for delinquent payments, allows us to make decisions as to whether collectibility is probable at the on-set of the relationship and subsequently as we offer services. Factors considered during this process include historical payment trends, industry risks, liquidity of the customer, years in business, and judgments, liens or bankruptcies. Payment terms vary by contract type, although terms generally include a requirement of payment within 30 to 90 days. Due to the COVID-19 pandemic, we have extended payment terms for certain customers, which we have elected to not assess as a lease modification. We continue to actively monitor the impact of the COVID-19 pandemic on expected credit losses.

5. REVENUE EARNING EQUIPMENT, NET

	June 30, 2020			December 31, 2019
	Cost	Accumulated Depreciation	Net Book Value (1)	Cost	Accumulated Depreciation	Net Book Value (1)
	(In thousands)
Held for use:
ChoiceLease	$11,681,853	$(4,188,226)	$7,493,627	$12,223,179	$(4,125,342)	$8,097,837
Commercial rental	2,795,894	(954,648)	1,841,246	3,200,403	(1,049,850)	2,150,553
Held for sale	1,136,016	(901,050)	234,966	748,435	(569,161)	179,274
Total	$15,613,763	$(6,043,924)	$9,569,839	$16,172,017	$(5,744,353)	$10,427,664
 ————————————
(1)Revenue earning equipment, net includes vehicles under finance leases of $10 million, less accumulated depreciation of $8 million, as of June 30, 2020, and $12 million, less accumulated depreciation of $8 million, as of December 31, 2019.

We periodically review and adjust, as appropriate, the estimated residual values and useful lives of existing revenue earning equipment for the purposes of recording depreciation expense. Our review of the estimated residual values and useful lives of revenue earning equipment is established with a long-term view, which we refer to as "policy depreciation," based on vehicle class, generally subcategories of trucks, tractors and trailers by weight and usage, as well as other factors. These other factors include, but are not limited to, historical market prices, current and expected future market prices, expected lives of vehicles, and expected sales of used vehicles in the wholesale and retail markets. Reductions in estimated residual values or useful lives will result in an increase in depreciation expense over the remaining life of the vehicle.

We also assess estimates of residual values of vehicles expected to be made available for sale in the near-term (generally 12 to 24 months) based on near-term market rates and conditions and may adjust residual values for these vehicles, which we refer to as “accelerated depreciation.”

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
Due to the COVID-19 pandemic and the impact on current and expected used vehicle market conditions, we performed a review of the estimated residual values of our FMS revenue earning equipment in the second quarter of 2020 for both accelerated and policy depreciation.
Accelerated Depreciation
In the first quarter of 2020, we revised our residual value estimates for vehicles that are expected to be sold in the near-term (through mid-2021) and recorded valuation adjustments on our vehicles held for sale due to the expected negative impacts of the COVID-19 pandemic on pricing and volume of used vehicle sales. At that time, we expected lower used vehicle pricing in the second half of 2020 due to lower demand rather than our previous expectations of a modest increase. As a result, we recorded accelerated depreciation of $27 million and recognized losses of $21 million for used vehicle sales results in the first quarter. We recorded additional accelerated depreciation of $31 million in the second quarter of 2020 related to the first quarter change.

In the second quarter of 2020, we revised our residual value estimates further as we now expect a delayed recovery in the used vehicle market beyond our previous expectation of mid-2021. Due to the expected delayed recovery, we primarily extended accelerated depreciation by an additional year to now include vehicles expected to be sold through mid-2022. As a result of these changes in estimated residual values, we recorded additional accelerated depreciation of $31 million in the second quarter of 2020, which also included losses of $9 million for used vehicle sales results discussed further below.
Policy Depreciation
As a result of these factors related to COVID-19 and our lowered longer term outlook, we concluded that our residual value estimates likely exceeded the expected future values that would be realized upon the sale of vehicles in our fleet for vehicles expected to be sold after mid-2022. Therefore, we lowered our estimated residual values primarily for our truck fleet, and to a lesser extent, our tractor fleet, effective April 1, 2020. In evaluating our residual value estimates, we reviewed recent multi-year trends; management and third-party longer-term outlook for the used vehicle market, including impacts of COVID-19 and the demand and pricing of our used vehicles; expected sales volumes through our retail and wholesale channels; inventory levels; and other factors that management deemed necessary to appropriately reflect our expected long-term sales proceeds. Due to this change, we recorded additional policy depreciation of $18 million in the second quarter of 2020.

The first quarter and second quarter changes in our residual value estimates and resulting increase in depreciation expense and impact on used vehicle results in 2020 resulted in the following negative impacts on our Condensed Consolidated Statement of Operations:

	Three months ended June 30, 2020	Six months ended June 30, 2020
	(In millions, except for per share data)
Pre-tax earnings (loss) from continuing operations	$80	$128
Net earnings (loss)	$59	$95
Diluted EPS	$1.13	$1.81
Used Vehicle Sales and Valuation Adjustments
Revenue earning equipment held for sale is stated at the lower of carrying amount or fair value less costs to sell. Losses on vehicles held for sale for which carrying values exceeded fair value, which we refer to as "valuation adjustments," are recognized at the time they are deemed to meet the held for sale criteria and are presented within “Used vehicle sales, net” in the Condensed Consolidated Statements of Earnings. For revenue earning equipment held for sale, we stratify our fleet by vehicle type (trucks, tractors and trailers), weight class, age and other relevant characteristics and create classes of similar assets for analysis purposes. For revenue earning equipment held for sale, fair value was determined based upon recent market prices obtained from our own sales experience for sales of each class of similar assets and vehicle condition. In addition, we also consider expected declines in market prices when valuing the vehicles held for sale, as well as the forecasted sales channel (retail/wholesale). As a result of the changes in our residual value estimates described above for accelerated and policy depreciation, we recorded valuation adjustments on our vehicles held for sale for the three and six months ended June 30, 2020 as noted in the table below.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
The following table presents our assets held for sale that are measured at fair value on a nonrecurring basis and considered a Level 3 fair value measurement:

			Total Losses (2)
			Three months ended June 30,		Six months ended June 30,
	June 30, 2020	December 31, 2019	2020	2019	2020	2019
	(In thousands)
Revenue earning equipment held for sale (1):
Trucks	$48,744	$39,009	$5,389	$8,740	$16,451	$20,287
Tractors	84,707	73,359	3,035	14,053	11,488	19,021
Trailers	3,256	2,206	2,592	1,485	4,585	1,664
Total assets at fair value	$136,707	$114,574	$11,016	$24,278	$32,524	$40,972
 ————————————
(1)Assets held for sale in the table above only include the portion of revenue earning equipment held for sale where net book values exceeded fair values and fair value valuation adjustments were recorded. The net book value of assets held for sale that were less than fair value was $98 million and $65 million as of June 30, 2020 and December 31, 2019, respectively.
(2)Total losses represent fair value valuation adjustments for all vehicles reclassified to held for sale throughout the period for which fair value was less than net book value.
The components of used vehicle sales, net were as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(In thousands)
Losses (gains) on vehicle sales, net	$(1,528)	$(6,138)	$(2,352)	$(14,615)
Losses from valuation adjustments	11,016	24,278	32,524	40,972
Used vehicle sales, net	$9,488	$18,140	$30,172	$26,357

6. GOODWILL AND INTANGIBLE ASSETS

The carrying amount of goodwill attributable to each reportable business segment with changes therein was as follows:

	FMS	SCS	DTS	Total
	(In thousands)

Balance at December 31, 2019	$243,702	$190,515	$40,808	$475,025
Foreign currency translation adjustments	(256)	(289)	—	(545)
Balance at June 30, 2020	$243,446	$190,226	$40,808	$474,480

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

Given this level of fair value, in the event the financial performance of FMS NA does not meet our expectations in the future; we experience future prolonged market downturns, including in the used vehicle market or continued declines in our stock price; worsening trends from the COVID-19 pandemic; or there are other negative revisions to key assumptions, we may be required to perform additional impairment analyses and could be required to recognize a non-cash goodwill impairment charge. As of June 30, 2020, FMS NA goodwill was $243 million. We determined that there was no interim impairment trigger event during the second quarter of 2020.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
The following table includes the carrying value of our intangible assets attributable to each reportable business segment:

	June 30, 2020
	FMS	SCS	DTS	CSS	Total
	(In thousands)
Indefinite lived intangible assets - Trade name	$—	$—	$—	$8,731	$8,731
Finite lived intangible assets:
Customer relationship intangibles	56,050	49,518	7,582	—	113,150
Other intangibles, primarily trade name	1,636	731	—	—	2,367
	57,686	50,249	7,582	8,731	124,248
Accumulated amortization	(50,655)	(22,397)	(4,502)	—	(77,554)
Total	$7,031	$27,852	$3,080	$8,731	$46,694

	December 31, 2019
	FMS	SCS	DTS	CSS	Total
	(In thousands)
Indefinite lived intangible assets - Trade name	$—	$—	$—	$8,731	$8,731
Finite lived intangible assets:
Customer relationship intangibles	56,050	49,518	7,582	—	113,150
Other intangibles, primarily trade name	1,636	731	—	—	2,367
	57,686	50,249	7,582	8,731	124,248
Accumulated amortization	(49,031)	(20,047)	(4,265)	—	(73,343)
Total	$8,655	$30,202	$3,317	$8,731	$50,905

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
7. ACCRUED EXPENSES AND OTHER LIABILITIES

	June 30, 2020			December 31, 2019
	Accrued Expenses	Non-Current Liabilities	Total	Accrued Expenses	Non-Current Liabilities	Total
	(In thousands)
Salaries and wages	$116,237	$—	$116,237	$126,119	$—	$126,119
Deferred compensation	4,375	66,533	70,908	6,436	65,006	71,442
Pension benefits	3,841	402,483	406,324	3,863	413,829	417,692
Other postretirement benefits	1,469	18,976	20,445	1,478	20,187	21,665
Other employee benefits	11,236	—	11,236	21,577	—	21,577
Insurance obligations (1)	166,905	300,372	467,277	163,763	285,838	449,601
Operating taxes	120,973	—	120,973	116,003	—	116,003
Income taxes	8,168	18,257	26,425	2,873	17,484	20,357
Interest	46,160	—	46,160	46,032	—	46,032
Deposits, mainly from customers	75,769	3,185	78,954	82,573	3,065	85,638
Operating lease liabilities	72,513	162,124	234,637	72,285	151,361	223,646
Deferred revenue (2)	167,281	446,691	613,972	165,205	438,482	603,687
Restructuring liabilities (3)	17,356	—	17,356	6,765	—	6,765
Other	57,032	77,850	134,882	61,105	46,751	107,856
Total	$869,315	$1,496,471	$2,365,786	$876,077	$1,442,003	$2,318,080
 ————————————
(1)Insurance obligations are primarily comprised of self-insured claim liabilities.
(2)Deferred revenue is primarily related to the non-lease maintenance services component of our ChoiceLease product line.
(3)The increase in restructuring liabilities from December 31, 2019 principally represents certain severance actions in the second quarter of 2020. Refer to Note 16, "Other Items Impacting Comparability," for further information on restructuring activities during the second quarter. The majority of the balance remaining in restructuring liabilities is expected to be paid by mid-2021.

8. INCOME TAXES
Effective Tax Rate

Our effective income tax rate from continuing operations for the second quarter of 2020 was a benefit of 22.2% as compared to an expense of 26.8% in the second quarter of 2019 and a benefit of 12.3% in the six months ended June 30, 2020 as compared to an expense of 29.1% in the six months ended June 30, 2019. For the three and six months ended June 30, 2020, the tax rate was impacted by the reduction in earnings due to additional depreciation charges and the COVID-19 economic effects. Additionally, for the six months ended June 30, 2020, we recorded a valuation allowance in the first quarter of 2020 of $13 million on the net deferred tax assets of our U.K. operations on a discrete basis.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
9. LEASES
Leases as Lessor

The components of lease income were as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(In thousands)
Operating leases
Lease income related to ChoiceLease	$385,639	$374,550	$785,227	$734,859
Lease income related to commercial rental (1)	161,220	239,068	356,915	458,240

Sales type leases
Interest income related to net investment in leases	$12,080	$10,432	$23,724	$21,888

Variable lease income excluding commercial rental (1)	$58,882	$58,409	$124,389	$113,848
————————————
(1)Lease income related to commercial rental includes both fixed and variable lease income. Variable lease income is approximately 15% to 25% of total commercial rental income based on management's internal estimates.

The components of net investment in sales-type leases were as follows:

	June 30, 2020	December 31, 2019
	(In thousands)
Net investment in the lease — lease payment receivable	$561,795	$553,076
Net investment in the lease — unguaranteed residual value in assets	41,013	44,952
	602,808	598,028
Estimated loss allowance (1)	(3,226)	(673)
Total (2)	$599,582	$597,355
————————————
(1)Amount as of June 30, 2020 reflects an immaterial cumulative-effect adjustment in connection with the adoption of the new credit loss standard (refer to Note 2 for further information).
(2)Net investment in the sales-type lease are included in "Receivables, net" and "Sales-type leases and other assets" in the Condensed Consolidated Balance Sheets.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
10. DEBT

	Weighted Average Interest Rate
	June 30, 2020	Maturities	June 30, 2020	December 31, 2019
			(In thousands)
Debt:
U.S. commercial paper (1)	0.69%	2023	$76,410	$511,486
Canadian commercial paper (1)	1.24%	2023	118,146	136,199
Trade receivables program	1.11%	2021	200,000	—
Global revolving credit facility	1.20%	2023	1,800	8,104
Unsecured U.S. notes — Medium-term notes (1)(2)	3.33%	2020-2026	6,071,198	5,965,064
Unsecured U.S. obligations	2.33%	2021-2024	600,000	200,000
Unsecured foreign obligations	2.04%	2020-2024	309,627	270,719
Asset-backed U.S. obligations (3)	2.51%	2020-2026	751,567	807,374
Finance lease obligations and other		2020-2073	47,869	51,717
			8,176,617	7,950,663
Debt issuance costs			(28,917)	(25,875)
Total debt			8,147,700	7,924,788
Short-term debt and current portion of long-term debt			(1,460,604)	(1,154,564)
Long-term debt			$6,687,096	$6,770,224
 ————————————
(1)Amounts are net of unamortized original issue discounts of $5 million and $6 million as of June 30, 2020 and December 31, 2019, respectively.
(2)Amounts are inclusive of the fair market values of our hedging instruments on our notes of assets of $6 million as of June 30, 2020. The fair market values of our hedging instruments were not material as of December 31, 2019. The notional amount of the executed interest rate swaps designated as fair value hedges was $375 million and $525 million as of June 30, 2020 and December 31, 2019, respectively.
(3)Asset-backed U.S. obligations are related to financing transactions backed by a portion of our revenue earning equipment.

The following table includes our proceeds from borrowings and repayment of debt for the six months ended June 30, 2020.

Debt Proceeds		Debt Repayments
	(In thousands)		(In thousands)
Floating-rate unsecured 364-day U.S. term loan	$400,000	2.65% Medium-term notes (due March 2020)	$400,000
4.625% Medium-term notes (due June 2025)	399,924	2.50% Medium-term notes (due May 2020)	300,000
3.35% Medium-term notes (due September 2025)	399,724	Unsecured foreign term loans (1.71% due March 2020 and 1.89% due March 2020)	177,926
Trade receivables program	300,000	Trade receivables program	100,000
Unsecured foreign term loans (1.71% due February 2021 and 1.89% due February 2023)	177,926	Asset-backed U.S. obligations	60,318
Unsecured foreign term loans (2.94% due February 2021 and 2.99% due February 2022)	60,132	Canadian term loan, finance lease obligations, and other repayments	25,852
Unsecured foreign term loan (3.44% due February 2023)	18,791
Total debt proceeds	$1,756,497	Total debt repaid	$1,064,096

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
We maintain a $1.4 billion global revolving credit facility with a syndicate of twelve lending institutions, which matures in September 2023. The agreement provides for annual facility fees that range from 7.5 basis points to 20 basis points based on our long-term credit ratings. The annual facility fee is 15 basis points as of June 30, 2020, which applies to the total facility size of $1.4 billion. The credit facility is primarily used to finance working capital, but can also be used to issue up to $75 million in letters of credit (there were no letters of credit outstanding against the facility at June 30, 2020). At our option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. The credit facility contains no provisions limiting its availability in the event of a material adverse change to our business operations; however, the credit facility does contain standard representations and warranties, events of default, cross-default provisions and certain affirmative and negative covenants. As of June 30, 2020, there was $1.2 billion available under the credit facility.

In order to maintain availability of funding, we must maintain a ratio of debt to consolidated net worth of less than or equal to 300%. Net Worth, as defined in the credit facility, represents shareholders' equity excluding any accumulated other comprehensive income or loss associated with our pension and other postretirement plans. In the second quarter of 2020, Net Worth was amended to also (1) exclude currency translation adjustment as reported in our consolidated balance sheet; (2) add back the after-tax charge to shareholders' equity which resulted from our adoption of the new lease accounting standard as of December 31, 2018 (amortized quarterly to 50% of the charge over a 7 year period); and (3) add back any potential non-cash goodwill impairment charges, should they occur, up to a maximum amount. As of June 30, 2020, the ratio was 235%.

Our global revolving credit facility enables us to refinance short-term obligations on a long-term basis. Short-term commercial paper obligations are classified as long-term as we have both the intent and ability to refinance on a long-term basis. Starting in 2020, we have reflected all maturities within the next twelve months in the current portion of long-term debt even though we may refinance these obligations on a long-term basis and have the ability to do so under our revolving credit facility. As of December 31, 2019, we classified $227 million of short-term commercial paper, $400 million of the current portion of long-term debt and $201 million of short-term debt as long-term debt as we had the intent and ability to refinance the current portion of these long-term debt on a long-term basis.

In February 2020, we increased the amount of maximum available proceeds from our trade receivables purchase and sale program from $225 million to $300 million. In April 2020, we extended the maturity of the trade receivables program to April 2021. As of June 30, 2020, the available proceeds under the program were $93 million.

We had letters of credit and surety bonds outstanding of $483 million and $453 million as of June 30, 2020 and December 31, 2019, respectively, which primarily guarantee the payment of insurance claims.

The fair value of total debt (excluding capital lease and asset-backed U.S. obligations) was approximately $7.7 billion and $7.0 billion as of June 30, 2020 and December 31, 2019, respectively. For publicly-traded debt, estimates of fair value were based on market prices. For other debt, fair value was estimated based on a model-driven approach using rates currently available to us for debt with similar terms and remaining maturities. The fair value measurements of our publicly-traded debt and other debt were classified within Level 2 of the fair value hierarchy. The carrying amounts reported in the Condensed Consolidated Balance Sheets for “Cash and cash equivalents,” “Receivables, net” and “Accounts payable” approximate fair value because of the immediate or short-term maturities of these financial instruments.

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

During the six months ended June 30, 2020 and June 30, 2019, we repurchased approximately 303,000 shares for $12 million and 345,000 shares for $21 million, respectively. In the second quarter of 2020, management decided to temporarily suspend the 2019 share repurchase program due to the impact of COVID-19.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
12. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following summary sets forth the components of accumulated other comprehensive loss, net of tax:

	Currency Translation Adjustments	Net Actuarial Loss and Prior Service Costs (1)	Unrealized Gain/Loss from Cash Flow Hedges	Accumulated Other Comprehensive Loss
	(In thousands)
December 31, 2019	$(162,243)	$(667,459)	$(6,789)	$(836,491)
Amortization	—	12,045	—	12,045
Other current period change	(65,878)	(3,452)	(10,864)	(80,194)
June 30, 2020	$(228,121)	$(658,866)	$(17,653)	$(904,640)

	Currency Translation Adjustments	Net Actuarial Loss and Prior Service Costs (1)	Unrealized Gain/Loss from Cash Flow Hedges	Accumulated Other Comprehensive Loss
	(In thousands)
December 31, 2018	$(199,704)	$(711,921)	$(9)	$(911,634)
Amortization	—	11,450	—	11,450
Other current period change	15,388	(7,203)	(7,389)	796
June 30, 2019	$(184,316)	$(707,674)	$(7,398)	$(899,388)
_______________________
(1)These amounts are included in the computation of net pension expense. See Note 15, "Employee Benefit Plans," for additional information.

The loss from currency translation adjustments in the six months ended June 30, 2020 was primarily due to the weakening of the British Pound and Canadian Dollar against the U.S. Dollar. The gain from currency translation adjustments in the six months ended June 30, 2019 was primarily due to the strengthening of the Canadian Dollar against the U.S. Dollar offset by the weakening of the British Pound against the U.S. Dollar.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
13. EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings (loss) per common share from continuing operations:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(In thousands, except per share amounts)
Earnings (loss) per share — Basic:
Earnings (loss) from continuing operations	$(73,705)	$75,452	$(182,834)	$121,342
Less: Distributed and undistributed earnings allocated to unvested stock	(130)	(286)	(248)	(464)
Earnings (loss) from continuing operations available to common shareholders — Basic	$(73,835)	$75,166	$(183,082)	$120,878

Weighted average common shares outstanding — Basic	52,355	52,337	52,320	52,377

Earnings (loss) from continuing operations per common share — Basic	$(1.41)	$1.44	$(3.50)	$2.31

Earnings (loss) per share — Diluted:
Earnings (loss) from continuing operations	$(73,705)	$75,452	$(182,834)	$121,342
Less: Distributed and undistributed earnings allocated to unvested stock	(130)	(286)	(248)	(464)
Earnings (loss) from continuing operations available to common shareholders — Diluted	$(73,835)	$75,166	$(183,082)	$120,878

Weighted average common shares outstanding — Basic	52,355	52,337	52,320	52,377
Effect of dilutive equity awards	—	212	—	218
Weighted average common shares outstanding — Diluted	52,355	52,549	52,320	52,595

Earnings (loss) from continuing operations per common share — Diluted	$(1.41)	$1.43	$(3.50)	$2.30

Anti-dilutive equity awards not included above	3,612	1,724	3,498	1,703

14. SHARE-BASED COMPENSATION PLANS

The following table provides information on share-based compensation expense and income tax benefits recognized during the periods:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(In thousands)
Stock option and stock purchase plans	$1,052	$1,656	$2,409	$3,475
Unvested stock awards	6,487	5,867	8,221	11,447
Share-based compensation expense	7,539	7,523	10,630	14,922
Income tax benefit	(1,307)	(1,374)	(1,485)	(2,534)
Share-based compensation expense, net of tax	$6,232	$6,149	$9,145	$12,388

Total unrecognized pre-tax compensation expense related to all share-based compensation arrangements at June 30, 2020 was $50 million and is expected to be recognized over a weighted-average period of 2.2 years.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
We generally grant awards under our various share-based compensation plans in the first quarter of each year in the annual management grant. The following table is a summary of the awards granted in the annual management grant in the first quarter of 2020:

	Shares Granted	Weighted-Average Fair Market Value
	(Shares in thousands)
Performance-based restricted stock rights	292	$37.47
Time-vested restricted stock rights	557	38.45
Total	849	$38.11

Performance-based restricted stock awards (PBRSRs) include a performance-based vesting condition. PBRSRs are awarded based on various revenue, return-based and cash flow performance targets and a majority of PBRSRs include a total shareholder return (TSR) modifier. The fair values of the PBRSRs that include a TSR modifier are estimated using a lattice-based option-pricing valuation model that incorporates a Monte-Carlo simulation. The fair value of PBRSRs that do not include a TSR modifier is determined and fixed on the grant date based on our stock price on the date of grant. Share-based compensation expense for PBRSRs is recognized on a straight-line basis over the vesting period, based upon the probability that the performance target will be met.

Restricted stock awards are unvested stock rights that are granted to employees and entitle the holder to shares of common stock as the award vests. Time-vested restricted stock rights typically vest ratably over three years regardless of company performance. The fair value of the time-vested awards is determined and fixed based on our stock price on the date of grant. Share-based compensation expense for restricted stock awards is recognized on a straight-line basis over the vesting period.

15. EMPLOYEE BENEFIT PLANS

Components of net pension expense were as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(In thousands)
Pension Benefits
Company-administered plans:
Service cost	$2,741	$2,783	$5,954	$5,815
Interest cost	17,353	21,395	34,885	42,864
Expected return on plan assets	(23,948)	(22,589)	(48,211)	(45,265)
Amortization of:
Net actuarial loss	7,437	7,432	15,152	15,042
Prior service cost	185	187	372	366
	3,768	9,208	8,152	18,822
Union-administered plans	2,798	2,701	5,577	5,158
Net pension expense	$6,566	$11,909	$13,729	$23,980

Company-administered plans:
U.S.	$6,055	$10,659	$12,833	$22,132
Non-U.S.	(2,287)	(1,451)	(4,681)	(3,310)
	3,768	9,208	8,152	18,822
Union-administered plans	2,798	2,701	5,577	5,158
Net pension expense	$6,566	$11,909	$13,729	$23,980

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
Non-operating pension costs include the amortization of net actuarial loss and prior service cost, interest cost and expected return on plan assets components of pension and postretirement benefit costs, as well as any significant charges for settlements or curtailments if recognized. During the six months ended June 30, 2020, we contributed $17 million to our pension plans. In 2020, the expected total contributions to our pension plans are approximately $37 million. We also maintain other postretirement benefit plans that are not reflected in the table above. The amount of postretirement benefit expense was not material for the six months ended June 30, 2020 and 2019.

16. OTHER ITEMS IMPACTING COMPARABILITY

Our primary measure of segment performance as shown in Note 19, "Segment Reporting," excludes certain items we do not believe are representative of the ongoing operations of the segment. Excluding these items from our segment measure of performance allows for better year over year comparison:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(In thousands)
Restructuring and other, net	$18,760	$5,935	$30,023	$8,523
ERP implementation costs	11,032	3,901	21,358	7,491
Gain on sale of property	—	(18,614)	—	(18,614)
Total other items impacting comparability	$29,792	$(8,778)	$51,381	$(2,600)

During the three and six months ended June 30, 2020 and 2019, other items impacting comparability included:

•Restructuring and other, net — For the three and six months ended June 30, 2020, this primarily included severance costs of $13 million for both periods and professional fees related to the pursuit of a commercial claim, as well as net losses in our ChoiceLease insurance liability program which was discontinued in January 2020. The exit of this program is estimated to be completed in the second quarter of 2021. The severance costs recorded in the second quarter related to planned actions to reduce headcount, primarily in our North American and U.K. FMS operations. For the three months ended June 30, 2019, this primarily included charges related to cost saving initiatives and the pursuit of a commercial claim. In addition, for the six months ended June 30, 2019, this also included income from our Singapore operations that were shut down during the second quarter of 2019.

•ERP implementation costs — Related to charges with the implementation of an Enterprise Resource Planning (ERP) system. In July 2020, we went live with the first module of our ERP system for human resources.

In addition, we recorded a gain on the sale of certain SCS properties during the three months ended June 30, 2019. The gain is reflected within "Miscellaneous Income" in our Condensed Consolidated Statements of Earnings.

17.  CONTINGENCIES AND OTHER MATTERS

We are a party to various claims, complaints and proceedings incident to the operation of our business including, but not limited to, those relating to commercial and employment claims, securities class actions, derivative claims, environmental matters, risk management matters (e.g., vehicle liability, workers’ compensation, etc.) and administrative assessments primarily associated with operating taxes. Other than as described below, we believe that all current proceedings are routine in nature and incidental to the conduct of our business and that the ultimate resolution of these claims, complaints and proceedings will not have a material effect on our condensed consolidated financial statements.

We will establish loss provisions for matters in which losses are probable and can be reasonably estimated. Our estimates regarding potential losses and materiality are based on our judgment and assessment of the claims utilizing currently available information. Although we will continue to reassess our reserves and estimates based on future developments, our objective assessment of the legal merits of such claims may not always be predictive of the outcome and actual results may vary from our current estimates.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
Securities Litigation Relating to Residual Value Estimates
On May 20, 2020, a putative class action on behalf of purchasers of our securities who purchased or otherwise acquired their securities between July 23, 2015 and February 13, 2020, inclusive (the “Class Period”), was commenced against us and certain of our current and former officers in the U.S. District Court for the Southern District of Florida. The complaint alleges, among other things, that the defendants misrepresented the Company’s depreciation policy and residual value estimates for its vehicles during the Class Period in violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seeks to recover, among other things, unspecified compensatory damages and attorneys' fees and costs.
In addition, on June 26, 2020, a shareholder derivative complaint purportedly on behalf of the Company was filed in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, against us as nominal defendant and certain of our current and former officers and our current directors, relating to the allegations set forth in the securities class action complaint and alleging breaches of fiduciary duties and unjust enrichment. The plaintiff, on our behalf, is seeking an award of monetary damages and restitution to us, improvements in our corporate governance and internal procedures, and legal fees.
We believe the claims asserted in the complaints are without merit and intend to defend against them vigorously.

18. SUPPLEMENTAL CASH FLOW INFORMATION

	Six months ended June 30,
	2020	2019
	(In thousands)
Interest paid	$123,258	$104,829
Income taxes paid	4,997	10,782
Right-of-use assets obtained in exchange for lease obligations:
Finance leases	5,511	6,633
Operating leases	52,640	40,911

	June 30, 2020	December 31, 2019
	(In thousands)
Capital expenditures acquired but not yet paid	$75,576	$185,264

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
The following table sets forth financial information for each of our segments and provides a reconciliation between segment EBT and earnings from continuing operations before income taxes.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(In thousands)
Revenue:
Fleet Management Solutions:
ChoiceLease	$766,161	$757,271	$1,558,367	$1,497,329
SelectCare	125,851	136,360	261,997	272,138
Commercial rental	169,171	253,871	374,937	490,019
Other	12,332	22,996	35,758	46,225
Fuel services revenue	117,253	212,371	290,588	420,237
ChoiceLease liability insurance revenue (1)	7,409	8,041	16,767	16,561
Fleet Management Solutions	1,198,177	1,390,910	2,538,414	2,742,509
Supply Chain Solutions	519,318	649,311	1,147,765	1,284,982
Dedicated Transportation Solutions	293,944	362,244	628,832	711,865
Eliminations (2)	(116,157)	(157,472)	(258,423)	(314,036)
Total revenue	$1,895,282	$2,244,993	$4,056,588	$4,425,320

Earnings (Loss) Before Taxes:
Fleet Management Solutions	$(103,735)	$57,746	$(218,309)	$118,657
Supply Chain Solutions	36,916	45,774	67,941	78,091
Dedicated Transportation Solutions	21,233	27,132	33,413	44,544
Eliminations	(7,745)	(19,166)	(17,814)	(36,468)
	(53,331)	111,486	(134,769)	204,824
Unallocated Central Support Services	(10,718)	(10,482)	(20,104)	(23,029)
Non-operating pension costs (3)	(936)	(6,713)	(2,157)	(13,175)
Other items impacting comparability, net (4)	(29,792)	8,778	(51,381)	2,600
Earnings (loss) from continuing operations before income taxes	$(94,777)	$103,069	$(208,411)	$171,220
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
(2)Represents the elimination of intercompany revenues in our FMS business segment.
(3)Non-operating pension costs include the amortization of net actuarial loss and prior service costs, interest cost and expected return on plan assets components of pension and postretirement benefit costs and pension settlement charges if one has occurred.
(4)Refer to Note 16, “Other Items Impacting Comparability,” for a discussion of items excluded from our primary measure of segment performance.

The following table sets forth the capital expenditures paid for each of our segments.

	FMS	SCS	DTS	CSS	Total
	(In thousands)
Three months ended June 30, 2020
Capital expenditures paid	$256,216	13,868	339	3,547	$273,970

Three months ended June 30, 2019
Capital expenditures paid	$1,161,089	12,738	517	9,706	$1,184,050

Six months ended June 30, 2020
Capital expenditures paid	$679,332	19,874	763	4,961	$704,930

Six months ended June 30, 2019
Capital expenditures paid	$2,167,218	25,494	860	17,189	$2,210,761

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

Our results of operations and financial condition are influenced by a number of factors including, but not limited to: used vehicle sales; macroeconomic and other market conditions, including pricing and demand; customer contracting activity and retention; rental demand; maintenance costs; residual value estimates and other depreciation changes; currency exchange rate fluctuations; customer preferences; inflation; fuel and energy prices; general economic conditions; insurance costs; interest rates; labor costs; unemployment; tax rates; changes in accounting or regulatory requirements; and cybersecurity attacks. Additionally, in 2020, our business has, and will continue, to be impacted by the coronavirus (COVID-19) pandemic. For a detailed discussion of its impact on our results and future considerations, refer to our "Consolidated Results" and "Operating Results by Business Segment" discussions below. In addition, for a detailed description of certain risk factors that impact our business, including those related to the COVID-19 pandemic, refer to “Item 1A-Risk Factors” and "Special Note Regarding Forward-Looking Statements" sections included in this Quarterly Report on Form 10-Q and in our 2019 Annual Report on Form 10-K.

This MD&A includes certain non-GAAP financial measures. Refer to the “Non-GAAP Financial Measures” section of this MD&A for information on the non-GAAP measures included in the MD&A, reconciliations to the most comparable GAAP financial measure and the reasons why we believe each measure is useful to investors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Operating results were as follows:

	Three months ended June 30,		Six months ended June 30,		2020/2019
	2020	2019	2020	2019	Three Months	Six Months
	(In thousands, except per share amounts)
Total revenue	$1,895,282	$2,244,993	$4,056,588	$4,425,320	(16)%	(8)%
Operating revenue (1)	1,623,244	1,804,132	3,394,491	3,554,619	(10)%	(5)%

Earnings (loss) from continuing operations before income taxes (EBT)	$(94,777)	$103,069	$(208,411)	$171,220	NM	NM
Comparable EBT (2)(3)	(64,049)	101,004	(154,873)	181,795	NM	NM
Earnings (loss) from continuing operations (2)	(73,705)	75,452	(182,834)	121,342	NM	NM
Comparable earnings (loss) from continuing operations (2)(3)	(49,457)	73,854	(121,561)	132,316	NM	NM
Net earnings (loss) (2)	(74,099)	75,215	(183,712)	120,531	NM	NM

Earnings (loss) per common share (EPS) — Diluted (2)
Continuing operations	$(1.41)	$1.43	$(3.50)	$2.30	NM	NM
Comparable (3)	(0.95)	1.40	(2.33)	2.51	NM	NM
Net earnings (loss)	(1.42)	1.43	(3.52)	2.28	NM	NM
————————————
(1)Non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section of this MD&A for a reconciliation of total revenue to operating revenue and the reasons why management believes this measure is important to investors.
(2)For the three and six months ended June 30, 2020, these amounts include higher depreciation expense of $119 million and $247 million, respectively, related to the changes in estimated vehicle residual values and approximately $45 million and $70 million, respectively, related to estimated negative impacts from the COVID-19 pandemic, net of temporary cost savings.
(3)Non-GAAP financial measures. Refer to the “Non-GAAP Financial Measures” section for a reconciliation of EBT, net earnings and earnings per diluted common share to the comparable measures and the reasons why management believes these measures are important to investors.
NM - Not meaningful

Total revenue decreased 16% and operating revenue (a non-GAAP measure excluding fuel, subcontracted transportation and ChoiceLease liability insurance revenues) decreased 10% in the second quarter of 2020. For the six months ended June 30, 2020, total revenue decreased 8% and operating revenue decreased 5%. The decreases in both total revenue and operating revenue for the three and six months ended June 30, 2020 as compared to the prior year periods were driven by revenue declines in all of our business segments, which included the impact of the economic slowdown from the COVID-19 pandemic primarily related to our commercial rental (FMS) and automotive (SCS) businesses.

EBT decreased to a loss of ($95) million and ($208) million in the second quarter of 2020 and for the six months ended June 30, 2020, respectively. The decrease in the second quarter of 2020 was primarily due to $154 million of additional depreciation expense from changes in residual value estimates, which resulted in year-over-year earnings impact of $119 million. For the six months ended June 30, 2020, there was additional depreciation expense from changes in residual value estimates of $305 million, which resulted in year-over-year earnings of $247 million. In addition, there was negative estimated impacts from the COVID-19 pandemic of approximately $45 million and $70 million for the three and six months ended June 30, 2020, respectively. These amounts are net of COVID-related temporary cost savings for the second quarter of approximately $35 million. For discussion on the higher depreciation expense related to the change in residual value estimates in 2020 and its impact on our FMS segment, refer to “Critical Accounting Estimates" discussion further below. For more information on the higher depreciation expense related to the change in residual value estimates in the third quarter of 2019, refer to “Critical Accounting Estimates” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2019 Annual Report on Form 10-K.

The COVID-19 pandemic has negatively impacted several areas of our businesses. In our FMS business segment, we experienced lower demand for commercial rental and declines in the used vehicle market (refer to Note 5, "Revenue Earning Equipment" and “Critical Accounting Estimates" section below for additional information on residual value estimate changes and trends related to used vehicle sales). With respect to our ChoiceLease product line, our customers have signed long-term lease contracts and, therefore, we do not expect our revenue and cash flows to be materially affected provided our customers remain

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
solvent and continue to make their payments. In our SCS business segment, there has been a deterioration in customer activity, primarily due to the temporary shutdowns in the automotive industry, which have restarted their operations during the second quarter of 2020. In addition, we have experienced a decline in our sales growth opportunities in all of our businesses. We have established additional bad debt reserves due to our expectations for COVID-19 related payment activity with certain customers as a result of increases in bankruptcies or insolvencies, or a delay in payments. We have attempted to mitigate the adverse impacts from the pandemic through cost reduction measures, including temporary employee furloughs, lower discretionary and overhead spending, and a reduction in capital expenditures. In addition, we took planned actions to reduce headcount, primarily in our North American and U.K. FMS operations.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, provides for an acceleration of alternative minimum tax credit refunds, the deferral of certain employer payroll taxes, the availability of an employee retention credit, and expands the availability of net operating loss usage. In addition, other governments in state, local and foreign jurisdictions in which we operate have also enacted certain relief measures. We continue to monitor new and updated legislation; the provisions enacted have not had a material impact on our financial statements or liquidity position.

Depending on the extent and duration of the pandemic and the related economic impacts, it may have a further impact on our business and financial results, as well as on significant judgments and estimates, including those related to goodwill and other asset impairments, residual values and other depreciation assumptions, deferred income taxes and annual effective tax rates, variable revenue considerations, the valuation of our pension plans, and allowance for credit losses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
CONSOLIDATED RESULTS

Lease & Related Maintenance and Rental

	Three months ended June 30,		Six months ended June 30,		Change 2020/2019
	2020	2019	2020	2019	Three Months	Six Months
	(In thousands)
Lease & related maintenance and rental revenues	$868,660	$933,833	$1,796,416	$1,833,392	(7)%	(2)%
Cost of lease & related maintenance and rental	775,350	687,540	1,593,642	1,351,829	13%	18%
Gross margin	$93,310	$246,293	$202,774	$481,563	(62)%	(58)%
Gross margin %	11%	26%	11%	26%

Lease & related maintenance and rental revenues represent revenues from our ChoiceLease and commercial rental product offerings within our FMS business segment. Revenues decreased 7% to $869 million in the second quarter of 2020 and 2% to $1.8 billion for the six months ended June 30, 2020 driven by lower commercial rental revenue and lower mileage based revenue due to the impacts of COVID-19, partially offset by ChoiceLease fleet growth and higher pricing. The negative estimated impact from COVID-19 related to lower commercial rental was approximately $65 million and $70 million for the second quarter and six months ended June 30, 2020, respectively.

Cost of lease & related maintenance and rental represents the direct costs related to lease & related maintenance and rental revenues. These costs consist of depreciation of revenue earning equipment, maintenance costs (primarily repair parts and labor), and other costs such as licenses, insurance and operating taxes. Cost of lease & related maintenance and rental excludes interest costs from vehicle financing, which are reported within "Interest Expense" in our Condensed Consolidated Statements of Earnings. Cost of lease & related maintenance and rental increased 13% in the second quarter of 2020 and 18% for the six months ended June 30, 2020 due to higher depreciation expense. Depreciation expense increased in the second quarter of 2020 and for the six months ended June 30, 2020 by $119 million and $247 million, respectively, related to changes in our vehicle residual value estimates for our lease and commercial rental fleet in our FMS business. This was partially offset by lower maintenance and other costs due to less activity as a result of the COVID-19 pandemic. The increase in the six months ended June 30, 2020 also reflected a prior year benefit from a significant maintenance cost recovery item. Refer to our FMS business segment operating results section below for further discussion on COVID-19 impacts and “Critical Accounting Estimates" discussion further below for additional information on the residual value estimates change in 2020.

Lease & related maintenance and rental gross margin decreased in the second quarter of 2020 and for the six months ended June 30, 2020. Gross margin as a percentage of revenue decreased to 11% in both the second quarter of 2020 and for the six months ended June 30, 2020. The decreases in gross margin as a percentage of revenue and gross margin dollars were primarily due to higher depreciation as a result of changes in our vehicle residual value estimates and impacts from COVID-19, including lower commercial rental revenue and utilization and lower revenue based on mileage incurred by our customers, partially offset by lower maintenance costs due to less activity.

Services

	Three months ended June 30,		Six months ended June 30,		Change 2020/2019
	2020	2019	2020	2019	Three Months	Six Months
	(In thousands)
Services revenue	$942,267	$1,159,100	$2,054,455	$2,291,148	(19)%	(10)%
Cost of services	793,353	976,405	1,747,782	1,948,095	(19)%	(10)%
Gross margin	$148,914	$182,695	$306,673	$343,053	(18)%	(11)%
Gross margin %	16%	16%	15%	15%

Services revenue represents all the revenues associated with our SCS and DTS business segments, as well as SelectCare and fleet support services associated with our FMS business segment. Services revenue decreased 19% in the second quarter and 10% for the six months ended June 30, 2020 primarily driven by decreases in revenue due to COVID-19 impacts in both SCS and

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
DTS. The six months ended June 30, 2020 also decreased due to lost business. SCS revenue decreased by an estimated $70 million related to reduced automotive activity in the second quarter of 2020 due to COVID-19. Refer to our SCS and DTS business segment operating results sections below for further discussion on COVID-19 impacts.

Cost of services represents the direct costs related to services revenue and is primarily comprised of salaries and employee-related costs, subcontracted transportation (purchased transportation from third parties), fuel, vehicle liability costs and maintenance costs. Cost of services decreased 19% in the second quarter and 10% for the six months ended June 30, 2020 primarily due to lower activity related to COVID-19 in SCS and lost business in DTS.

Services gross margin decreased 18% in the second quarter of 2020 and 11% for the six months ended June 30, 2020. Gross margin as a percentage of revenue remained flat at 16% in the second quarter of 2020 and 15% for the six months ended June 30, 2020. The decrease in gross margin dollars reflects COVID-19 impacts, including lower revenues in both SCS and DTS, for the three and six months ended June 30, 2020.

Fuel

	Three months ended June 30,		Six months ended June 30,		Change 2020/2019
	2020	2019	2020	2019	Three Months	Six Months
	(In thousands)
Fuel services revenue	$84,355	$152,060	$205,717	$300,780	(45)%	(32)%
Cost of fuel services	77,980	148,363	198,429	291,638	(47)%	(32)%
Gross margin	$6,375	$3,697	$7,288	$9,142	72%	(20)%
Gross margin %	8%	2%	4%	3%

Fuel services revenue represents fuel services provided to our FMS customers. Fuel services revenue decreased 45% in the second quarter of 2020 and 32% for the six months ended June 30, 2020 primarily reflecting lower fuel costs passed through to customers and lower gallons sold as a result of COVID-19.

Cost of fuel services includes the direct costs associated with providing our customers with fuel. These costs include fuel, salaries and employee-related costs of fuel island attendants and depreciation of our fueling facilities and equipment. Cost of fuel services decreased 47% in the second quarter of 2020 and 32% for the six months ended June 30, 2020 as a result of lower fuel costs and lower gallons sold.

Fuel services gross margin increased in the second quarter of 2020 and decreased for the six months ended June 30, 2020. Fuel services gross margin as a percentage of revenue increased to 8% in the second quarter of 2020 and 4% for the six months ended June 30, 2020. Fuel is largely a pass-through to customers for which we realize minimal changes in margin during periods of steady market fuel prices. However, fuel services margin is impacted by sudden increases or decreases in market fuel prices during a short period of time, as customer pricing for fuel is established based on trailing market fuel costs. Fuel services gross margin for the second quarter of 2020 and six months ended June 30, 2020 was impacted by these price change dynamics as fuel prices fluctuated during the period. In addition, fuel services gross margin for the second quarter of 2020 increased due to the timing of certain fuel inventory adjustments.

Other Operating Expenses

	Three months ended June 30,		Six months ended June 30,		Change 2020/2019
	2020	2019	2020	2019	Three Months	Six Months
	(In thousands)
Other operating expenses	$29,849	$29,663	$63,414	$63,289	1%	—%

Other operating expenses include costs related to our owned and leased facilities within the FMS segment, such as facility depreciation, rent, purchased insurance, utilities and taxes. These facilities are utilized to provide maintenance to our ChoiceLease, commercial rental, and SelectCare customers. Other operating expenses remained flat in the second quarter of 2020 and for the six months ended June 30, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Selling, General and Administrative Expenses

	Three months ended June 30,		Six months ended June 30,		Change 2020/2019
	2020	2019	2020	2019	Three Months	Six Months
	(In thousands)
Selling, general and administrative expenses (SG&A)	$208,564	$226,416	$432,683	$457,741	(8)%	(5)%
Percentage of total revenue	11%	10%	11%	10%

SG&A expenses decreased 8% in the second quarter of 2020 and 5% for the six months ended June 30, 2020. The decreases in SG&A expenses primarily reflects lower compensation related expenses due to temporary employee furloughs, lower travel expense and lower professional services fees partially offset by higher bad debt expense. SG&A expenses as a percentage of total revenue increased to 11% for both the second quarter of 2020 and the six months ended June 30, 2020.

Non-Operating Pension Costs

	Three months ended June 30,		Six months ended June 30,		Change 2020/2019
	2020	2019	2020	2019	Three Months	Six Months
	(In thousands)
Non-operating pension costs	$936	$6,713	$2,157	$13,175	(86)%	(84)%

Non-operating pension costs includes the components of our net periodic benefit cost other than service cost. These components include interest cost, expected return on plan assets, amortization of actuarial loss and prior service cost, as well as settlement or curtailment charges. Non-operating pension costs decreased $6 million in the second quarter and $11 million for the six months ended June 30, 2020 due to favorable asset returns in 2019 and a decrease in interest rates.

Losses on Used Vehicle Sales, Net

	Three months ended June 30,		Six months ended June 30,		Change 2020/2019
	2020	2019	2020	2019	Three Months	Six Months
	(In thousands)
Losses on used vehicle sales, net	$9,488	$18,140	$30,172	$26,357	(48)%	14%

Losses on used vehicle sales, net includes gains or losses from sales of used vehicles, selling costs associated with used vehicles and write-downs of vehicles held for sale to fair market values (referred to as "valuation adjustments"). Losses on used vehicle sales, net decreased to $9 million in the second quarter of 2020 due to lower valuation adjustments in the second quarter of 2020 as a result of accelerated depreciation recognized in previous periods. Losses on used vehicle sales, net increased to $30 million for the six months ended June 30, 2020 due to lower gains on sale partially offset by lower valuation adjustments as compared to the prior year.

Average proceeds per unit in the second quarter and for the six months ended June 30, 2020 decreased from the prior year reflecting higher sales volumes in the wholesale markets which generally has lower proceeds per unit and lower retail pricing as compared to the prior year. The following table presents the used vehicle pricing changes compared with the prior year:

	Proceeds per unit change 2020/2019
	Three Months	Six Months

Tractors	(33)%	(30)%
Trucks	(9)%	(7)%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Interest expense

	Three months ended June 30,		Six months ended June 30,		Change 2020/2019
	2020	2019	2020	2019	Three Months	Six Months
	(In thousands)
Interest expense	$67,285	$60,759	$129,851	$116,095	11%	12%
Effective interest rate	3.3%	3.3%	3.2%	3.2%

Interest expense increased 11% in the second quarter of 2020 and 12% for the six months ended June 30, 2020 reflecting higher average outstanding debt partially offset by lower variable interest rates. The increase in average outstanding debt reflects higher vehicle capital spending in 2019 and additional borrowings under our trade receivable program and global revolving credit facility in 2020. The lower interest rates in 2020 reflects the impact on variable rate debt during a lower interest rate environment.

Miscellaneous income, net

	Three months ended June 30,		Six months ended June 30,		Change 2020/2019
	2020	2019	2020	2019	Three Months	Six Months
	(In thousands)
Miscellaneous (income) loss, net	$(9,946)	$(21,911)	$(1,278)	$(30,133)	(55)%	(96)%
Miscellaneous (income) loss, net consists of investment income on securities used to fund certain benefit plans, interest income, gains from sales of operating property, foreign currency transaction remeasurement and other non-operating items. Miscellaneous (income) loss, net was income of $10 million in the second quarter of 2020 as compared to income of $22 million in the prior year primarily reflecting gains recognized on the sale of SCS properties in 2019 and higher rabbi trust investment income in 2020. Miscellaneous (income) loss, net was income of $1 million for the six months ended June 30, 2020 as compared to income of $30 million in the prior year primarily reflecting gains recognized on the sale of SCS properties in 2019, lower rabbi trust investment income in 2020 and foreign currency transaction remeasurement losses in 2020.

Restructuring and other items, net

	Three months ended June 30,		Six months ended June 30,		Change 2020/2019
	2020	2019	2020	2019	Three Months	Six Months
	(In thousands)
Restructuring and other items, net	$37,200	$9,836	$68,147	16,014	NM	NM

Restructuring and other items, net in the second quarter of 2020 and for the six months ended June 30, 2020 included expenses related to our ChoiceLease insurance liability program which was discontinued in January 2020, the implementation of an Enterprise Resource Planning system, and severance and other related expenses recorded in the second quarter of 2020. We recorded severance costs of $13 million primarily related to headcount reductions aligned with our initiatives to improve returns, primarily in our North American and U.K. FMS business. These reductions are expected to result in estimated headcount-related savings of $12 million per quarter. In 2019, the amount primarily included consulting fees related to cost saving initiatives and income from our Singapore operations that shut down in 2019. Both years include professional fees related to the pursuit of a commercial claim.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Provision for income taxes

	Three months ended June 30,		Six months ended June 30,		Change 2020/2019
	2020	2019	2020	2019	Three Months	Six Months
	(In thousands)
Provision for (benefit from) income taxes	$(21,072)	$27,617	$(25,577)	$49,878	NM	NM
Effective tax rate from continuing operations	22.2%	26.8%	12.3%	29.1%
Comparable tax rate on continuing operations (1)	22.8%	26.9%	21.5%	27.2%
————————————
(1)Non-GAAP Financial Measure. Refer to the “Non-GAAP Financial Measures” section for a reconciliation of the effective tax rate from continuing operations to the comparable tax rate on continuing operations and the reasons why management believes these measures are important to investors.

The effective tax rates from continuing operations for the second quarter in 2020 and for the six months ended June 30, 2020 were impacted by the reduction of earnings due to additional depreciation charges and the COVID-19 effects. Additionally, for the six months ended June 30, 2020, a $13 million valuation allowance was recorded against our U.K. deferred tax assets on a discrete basis. Our comparable tax rate on continuing operations for both periods was primarily driven by the reduction of earnings due to additional depreciation charges and the COVID-19 effects.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
OPERATING RESULTS BY BUSINESS SEGMENT

	Three months ended June 30,		Six months ended June 30,		Change 2020/2019
	2020	2019	2020	2019	Three Months	Six Months
	(In thousands)
Total Revenue:
Fleet Management Solutions	$1,198,177	$1,390,910	$2,538,414	$2,742,509	(14)%	(7)%
Supply Chain Solutions	519,318	649,311	1,147,765	1,284,982	(20)%	(11)%
Dedicated Transportation Solutions	293,944	362,244	628,832	711,865	(19)%	(12)%
Eliminations	(116,157)	(157,472)	(258,423)	(314,036)	26%	18%
Total	$1,895,282	$2,244,993	$4,056,588	$4,425,320	(16)%	(8)%
Operating Revenue: (1)
Fleet Management Solutions	$1,073,515	$1,170,498	$2,231,059	$2,305,711	(8)%	(3)%
Supply Chain Solutions	405,057	482,756	872,368	959,845	(16)%	(9)%
Dedicated Transportation Solutions	227,931	248,064	464,616	483,684	(8)%	(4)%
Eliminations	(83,259)	(97,186)	(173,552)	(194,621)	14%	11%
Total	$1,623,244	$1,804,132	$3,394,491	$3,554,619	(10)%	(5)%

Earnings (Loss) Before Taxes:
Fleet Management Solutions	$(103,735)	$57,746	$(218,309)	$118,657	NM	NM
Supply Chain Solutions	36,916	45,774	67,941	78,091	(19)%	(13)%
Dedicated Transportation Solutions	21,233	27,132	33,413	44,544	(22)%	(25)%
Eliminations	(7,745)	(19,166)	(17,814)	(36,468)	60%	51%
	(53,331)	111,486	(134,769)	204,824	NM	NM
Unallocated Central Support Services	(10,718)	(10,482)	(20,104)	(23,029)	(2)%	13%
Non-operating pension costs	(936)	(6,713)	(2,157)	(13,175)	86%	84%
Other items impacting comparability, net (2)	(29,792)	8,778	(51,381)	2,600	NM	NM
Earnings (loss) from continuing operations before income taxes	$(94,777)	$103,069	$(208,411)	$171,220	NM	NM
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

The following table sets forth the benefits from equipment contribution included in EBT for our SCS and DTS business segments:

	Three months ended June 30,		Six months ended June 30,		Change 2020/2019
	2020	2019	2020	2019	Three Months	Six Months
	(In thousands)
Equipment Contribution:
Supply Chain Solutions	$3,238	$8,016	$7,798	$15,658	(60)%	(50)%
Dedicated Transportation Solutions	4,507	11,150	10,016	20,810	(60)%	(52)%
Total (1)	$7,745	$19,166	$17,814	$36,468	(60)%	(51)%
———————————
(1)Total amount is included in FMS EBT.

The decreases in SCS and DTS equipment contribution in the second quarter and for the six months ended June 30, 2020 is primarily related to the impact of higher depreciation expense due to the changes in estimate for residual values on vehicles used to provide services to SCS and DTS customers.

Items excluded from our segment EBT measure and their classification within our Condensed Consolidated Statements of Earnings are as follows:

		Three months ended June 30,		Six months ended June 30,
Description	Classification	2020	2019	2020	2019
		(In thousands)
Restructuring and other, net (1)	Revenue and Restructuring and other items, net	$(18,760)	$(5,935)	$(30,023)	$(8,523)
ERP implementation costs (1)	Restructuring and other items, net	(11,032)	(3,901)	(21,358)	(7,491)
Gain on sale of property (1)	Miscellaneous income	—	18,614	—	18,614
Other items impacting comparability, net		(29,792)	8,778	(51,381)	2,600
Non-operating pension costs	Non-operating pension costs	(936)	(6,713)	(2,157)	(13,175)
		$(30,728)	$2,065	$(53,538)	$(10,575)
———————————
(1)See Note 16, “Other Items Impacting Comparability,” in the Notes to Condensed Consolidated Financial Statements for additional information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Fleet Management Solutions

	Three months ended June 30,		Six months ended June 30,		Change 2020/2019
	2020	2019	2020	2019	Three Months	Six Months
	(In thousands)
ChoiceLease	$766,161	$757,271	$1,558,367	$1,497,329	1%	4%
SelectCare	125,851	136,360	261,997	272,138	(8)%	(4)%
Commercial rental	169,171	253,871	374,937	490,019	(33)%	(23)%
Other	12,332	22,996	35,758	46,225	(46)%	(23)%
Fuel services	117,253	212,371	290,588	420,237	(45)%	(31)%
ChoiceLease liability insurance (1)	7,409	8,041	16,767	16,561	(8)%	1%
FMS total revenue (2)	$1,198,177	$1,390,910	$2,538,414	$2,742,509	(14)%	(7)%

FMS operating revenue (3)	$1,073,515	$1,170,498	$2,231,059	$2,305,711	(8)%	(3)%

FMS EBT	$(103,735)	$57,746	$(218,309)	$118,657	NM	NM

FMS EBT as a % of FMS total revenue	(8.7)%	4.2%	(8.6)%	4.3%	(1,290) bps	(1,290) bps

FMS EBT as a % of FMS operating revenue (3)	(9.7)%	4.9%	(9.8)%	5.1%	(1,460) bps	(1,490) bps
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

The following table summarizes the components of the change in FMS revenue on a percentage basis versus the prior year:

	Three months ended June 30, 2020		Six months ended June 30, 2020
	Total	Operating (1)	Total	Operating (1)
Organic including price and volume	(7)%	(8)%	(2)%	(3)%
FMS fuel	(7)	—	(5)	—
Net increase (decrease)	(14)%	(8)%	(7)%	(3)%
————————————
(1)Non-GAAP financial measure. A reconciliation of FMS total revenue to FMS operating revenue as well as the reasons why management believes this measure is important to investors is included in the "Non-GAAP Financial Measures" section of this MD&A.

FMS total revenue decreased to $1.2 billion in the second quarter and $2.5 billion for the six months ended June 30, 2020 primarily due to lower commercial rental revenue and lower fuel services revenue. FMS operating revenue decreased to $1.1 billion in the second quarter and $2.2 billion for the six months ended June 30, 2020 primarily from declines in commercial rental driven by estimated impacts from COVID-19, partially offset by growth in ChoiceLease.

ChoiceLease revenue increased 1% in the second quarter and 4% for the six months ended June 30, 2020 primarily due to a larger average fleet size and higher prices on new vehicles, partially offset by lower revenue based on mileage due to the impacts of COVID-19. SelectCare revenue decreased 8% in the second quarter and 4% in the six months ended June 30, 2020 due to lower volumes related to the impacts from COVID-19. Commercial rental revenue decreased 33% in the second quarter and 23% in the six months ended June 30, 2020 primarily due to lower demand. The negative estimated impact from COVID-19 related to lower commercial rental was approximately $65 million and $70 million for the second quarter and six months ended June 30, 2020, respectively. Fuel services revenue decreased 45% in the second quarter and 31% in the six months ended June 30, 2020 primarily reflecting lower fuel costs passed through to customers and lower gallons sold as a result of impacts from COVID-19.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
The following table provides commercial rental statistics on our global fleet:

	Three months ended June 30,		Six months ended June 30,		Change 2020/2019
	2020	2019	2020	2019	Three Months	Six Months
	(In thousands)
Rental revenue from non-lease customers	$111,265	$152,201	$236,550	$281,749	(27)%	(16)%
Rental revenue from lease customers (1)	$57,906	$101,670	$138,387	$208,270	(43)%	(34)%
Average commercial rental power fleet size — in service (2) (3)	31,300	35,900	32,300	35,300	(13)%	(8)%
Commercial rental utilization — power fleet (2)	55.9%	75.3%	60.3%	75.1%	(1,940) bps	(1,480) bps
————————————
(1)Represents revenue from rental vehicles provided to our existing ChoiceLease customers, generally in place of a lease vehicle.
(2)Number of units rounded to nearest hundred and calculated using quarterly average unit counts.
(3)Excluding trailers.

FMS EBT decreased to a loss of ($104) million in the second quarter of 2020 from earnings of $58 million in the prior year period. For the six months ended June 30, 2020, FMS EBT decreased to a loss of ($218) million from earnings of $119 million in the prior year period. The decrease in the second quarter of 2020 was primarily due to $154 million of additional depreciation expense from changes in residual value estimates, which resulted in year-over-year earnings impact of $119 million. For the six months ended June 30, 2020, there was additional depreciation expense from changes in residual value estimates of $305 million, which resulted in year-over-year earnings of $247 million. In addition, there was a negative estimated impact of COVID-19 on commercial rental performance of approximately $55 million in the second quarter. This was partially offset by COVID-19-related cost actions and lower medical expenses totaling $20 million for both periods. For the six months ended June 30, 2020, we were also negatively impacted by approximately $15 million due to lower rental demand and higher bad debt reserves in the first quarter of 2020 related to COVID-19. Commercial rental performance was lower reflecting lower utilization for both the second quarter and six months ended June 30, 2020. Rental power fleet utilization decreased to 55.9% for the second quarter and to 60.3% in the six months ended June 30, 2020 as noted in the table above. For the three and six months ended June 30, 2020, lease results increased, which benefited from fleet growth.

Due to the COVID-19 pandemic and the impact on current and expected used vehicle market conditions, including our expectation on a delayed recovery in the used vehicle market beyond our previous expectation of mid-2021, we performed a review of the estimated residual values of our FMS revenue earning equipment in the second quarter of 2020 for both accelerated and policy depreciation. The change in estimated residual values was effective April 1, 2020 and resulted in higher depreciation for the second quarter. As a result of the change in vehicle residual value estimates, we expect higher depreciation expense on our current fleet in the future, which would negatively impact FMS EBT, in particular for the remainder of 2020 and 2021. We expect the negative impact of these residual value estimate changes on FMS EBT to decline going forward through 2025. Refer to "Critical Accounting Estimates" below and Note 5, "Revenue Earning Equipment, net" in the Condensed Consolidated Financial Statements for additional information.

As a result of the COVID-19 pandemic, demand for commercial rental vehicles has decreased significantly due to a substantial reduction in business activity. We expect lower demand conditions to continue through the balance of the year and are taking actions to reduce the rental fleet size, and redeploy rental vehicles to fulfill new lease contracts and support the SCS and DTS segments. ChoiceLease operations have not been materially impacted to date by the pandemic, however we expect lower lease sales activity in the second half of 2020 as compared to the prior year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Our global fleet of owned and leased revenue earning equipment and SelectCare vehicles, including vehicles under on-demand maintenance, is summarized as follows (number of units rounded to the nearest hundred):

				Change
	June 30, 2020	December 31, 2019	June 30, 2019	2020/ Dec. 2019	2020/ 2019
End of period vehicle count
By type:
Trucks (1)	82,800	85,200	85,100	(3)%	(3)%
Tractors (2)	79,400	82,400	82,200	(4)%	(3)%
Trailers (3)	45,000	45,400	45,300	(1)%	(1)%
Other	800	800	1,100	—%	(27)%
Total	208,000	213,800	213,700	(3)%	(3)%

By product line:
ChoiceLease	154,600	159,800	157,300	(3)%	(2)%
Commercial rental	36,800	41,900	45,400	(12)%	(19)%
Service vehicles and other	2,600	2,700	2,700	(4)%	(4)%
	194,000	204,400	205,400	(5)%	(6)%
Held for sale	14,000	9,400	8,300	49%	69%
Total	208,000	213,800	213,700	(3)%	(3)%

Customer vehicles under SelectCare contracts (4)	54,900	55,800	56,100	(2)%	(2)%

Quarterly average vehicle count
By product line:
ChoiceLease	156,900	160,200	155,900	(2)%	1%
Commercial rental	38,200	43,300	44,800	(12)%	(15)%
Service vehicles and other	2,700	2,700	2,700	—%	—%
	197,800	206,200	203,400	(4)%	(3)%
Held for sale	13,100	8,200	7,900	60%	66%
Total	210,900	214,400	211,300	(2)%	—%

Customer vehicles under SelectCare contracts (4)	55,200	56,900	55,600	(3)%	(1)%
Customer vehicles under SelectCare on-demand (5)	6,900	8,500	9,100	(19)%	(24)%
Total vehicles serviced	273,000	279,800	276,000	(2)%	(1)%

Year-to-date average vehicle count
By product line:
ChoiceLease	158,200	156,600	152,800	1%	4%
Commercial rental	39,400	44,100	43,500	(11)%	(9)%
Service vehicles and other	2,700	2,700	2,800	—%	(4)%
	200,300	203,400	199,100	(2)%	1%
Held for sale	11,700	7,800	7,500	50%	56%
Total	212,000	211,200	206,600	—%	3%

Customer vehicles under SelectCare contracts (4)	55,300	56,300	55,700	(2)%	(1)%
Customer vehicles under SelectCare on-demand (5)	12,300	23,200	15,100	(47)%	(19)%
Total vehicle serviced	279,600	290,700	277,400	(4)%	1%
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
The following table provides information on our active fleet (number of units rounded to nearest hundred):

				Change
	June 30, 2020	December 31, 2019	June 30, 2019	2020/ Dec. 2019	2020/ 2019
End of period vehicle count
Active ChoiceLease vehicles (1)	144,900	147,400	144,600	(2)%	—%

Quarterly average vehicle count
Active ChoiceLease vehicles (1)	146,600	146,900	144,000	—%	2%
Revenue per active ChoiceLease vehicle (2)	$5,200	$5,500	$5,300	(5)%	(2)%

———————————
(1)Active ChoiceLease vehicles are calculated as those units currently earning revenue and not classified as not yet earning or no longer earning units.
(2)Calculated based on the reported quarterly ChoiceLease revenue.
Note: Quarterly and year-to-date amounts were computed using a 6-point average based on monthly information.

The following table provides a breakdown of our non-revenue earning equipment included in our end of period global fleet count (number of units rounded to nearest hundred):

				Change
	June 30, 2020	December 31, 2019	June 30, 2019	2020/ Dec. 2019	2020/ 2019
Not yet earning revenue (NYE)	1,500	3,500	5,100	(57)%	(71)%

No longer earning revenue (NLE):
Units held for sale	14,000	9,400	8,300	49%	69%
Other NLE units	8,500	8,400	8,300	1%	2%
Total NLE	22,500	17,800	16,600	26%	36%
Total	24,000	21,300	21,700	13%	11%

NYE units represent new vehicles on hand that are being prepared for deployment to a lease customer or into the rental fleet. Preparations include activities such as adding lift gates, paint, decals, cargo area and refrigeration equipment. NYE units decreased 71% compared to June 30, 2019 reflecting lower lease sales and faster customer fulfillment activities.

NLE units represent vehicles held for sale and vehicles for which no revenue has been earned in the previous 30 days. Accordingly, these vehicles may be temporarily out of service, being prepared for sale or awaiting redeployment. NLE units increased 36% compared to June 30, 2019 reflecting a higher number of vehicles being prepared for sale or redeployment and held for sale.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Supply Chain Solutions

	Three months ended June 30,		Six months ended June 30,		Change 2020/2019
	2020	2019	2020	2019	Three Months	Six Months
	(In thousands, except vehicle counts)
Automotive	$109,119	$181,982	$280,860	$358,507	(40)%	(22)%
Technology and healthcare	54,950	71,352	112,616	150,103	(23)%	(25)%
Consumer product goods and retail	196,683	185,494	384,719	363,966	6%	6%
Industrial and other	44,305	43,928	94,173	87,269	1%	8%
Subcontracted transportation	102,208	135,515	237,936	263,510	(25)%	(10)%
Fuel	12,053	31,040	37,461	61,627	(61)%	(39)%
SCS total revenue	$519,318	$649,311	$1,147,765	$1,284,982	(20)%	(11)%

SCS operating revenue (1)	$405,057	$482,756	$872,368	$959,845	(16)%	(9)%

SCS EBT	$36,916	$45,774	$67,941	$78,091	(19)%	(13)%
SCS EBT as a % of SCS total revenue	7.1%	7.0%	5.9%	6.1%	10 bps	(20) bps
SCS EBT as a % of SCS operating revenue (1)	9.1%	9.5%	7.8%	8.1%	(40) bps	(30) bps

Memo:
Average fleet	9,500	9,800	9,600	9,700	(3)%	(1)%
————————————
(1)Non-GAAP financial measures. Reconciliations of SCS total revenue to SCS operating revenue and SCS EBT as a % of SCS total revenue to SCS EBT as a % of SCS operating revenue, as well as the reasons why management believes these measures are important to investors are included in the “Non-GAAP Financial Measures” section of this MD&A.

The following table summarizes the components of the change in SCS revenue on a percentage basis versus the prior year:

	Three months ended June 30, 2020		Six months ended June 30, 2020
	Total	Operating (1)	Total	Operating (1)
Organic including price and volume	(11)%	(15)%	(6)%	(8)%
Subcontracted transportation	(5)	—	(2)	—
Foreign exchange	(1)	(1)	(1)	(1)
Fuel	(3)	—	(2)	—
Net increase (decrease)	(20)%	(16)%	(11)%	(9)%
————————————
(1)Non-GAAP financial measure. A reconciliation of SCS total revenue to SCS operating revenue, as well as the reasons why management believes this measure is important to investors is included in the "Non-GAAP Financial Measures" section of this MD&A.

SCS total revenue and operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation) decreased 20% and 16%, respectively, in the second quarter of 2020. SCS total revenue and operating revenue decreased 11% and 9%, respectively, in the six months ended June 30, 2020. The decreases were primarily due to lower activity in our automotive vertical due to production shutdowns related to the COVID-19 pandemic and lost business, partially offset by increased pricing. The lower activity in our automotive vertical had an estimated negative impact of approximately $70 million in the second quarter of 2020. For the six months ended June 30, 2020, higher volumes in several verticals partially offset the automotive revenue decline.

SCS EBT decreased 19% in the second quarter and 13% in the six months ended June 30, 2020 due to estimated impacts of COVID-19 of approximately $25 million and $35 million, respectively, particularly in the automotive vertical, partially offset by estimated COVID-19 related cost actions and lower medical expenses of approximately $13 million in both periods. In addition, there was a decrease in equipment contribution of $5 million in the second quarter and $8 million for the six months ended June 30, 2020 (see further discussions on equipment contribution above), partially offset by higher pricing and improved operating performance. We expect equipment contribution to be negatively impacted in the future due to the changes in the vehicle residual

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
value estimates for the FMS revenue earning equipment that is utilized in the SCS business. However, we do not expect this impact to SCS EBT to be material.

SCS activity in the automotive vertical declined significantly due to production shutdowns beginning late in the first quarter related to the COVID-19 pandemic. In the second quarter, our automotive customers have resumed production and we expect volumes to continue to recover through the remainder of 2020, however volumes may be impacted in the future based on customer production schedules and other economic impacts and recovery in the consumer market.

Dedicated Transportation Solutions

	Three months ended June 30,		Six months ended June 30,		Change 2020/2019
	2020	2019	2020	2019	Three Months	Six Months
	(In thousands, except vehicle counts)
DTS total revenue	$293,944	$362,244	$628,832	$711,865	(19)%	(12)%

DTS operating revenue (1)	$227,931	$248,064	$464,616	$483,684	(8)%	(4)%

DTS EBT	$21,233	$27,132	$33,413	$44,544	(22)%	(25)%
DTS EBT as a % of DTS total revenue	7.2%	7.5%	5.3%	6.3%	(30) bps	(100) bps

DTS EBT as a % of DTS operating revenue (1)	9.3%	10.9%	7.2%	9.2%	(160) bps	(200) bps

Memo:
Average fleet	9,300	9,700	9,300	9,600	(4)%	(3)%
————————————
(1)Non-GAAP financial measures. Reconciliations of DTS total revenue to DTS operating revenue and DTS EBT as a % of DTS total revenue to DTS EBT as a % of DTS operating revenue, as well as the reasons why management believes these measures are important to investors are included in the “Non-GAAP Financial Measures” section of this MD&A.

The following table summarizes the components of the change in DTS revenue on a percentage basis versus the prior year:

	Three months ended June 30, 2020		Six months ended June 30, 2020
	Total	Operating (1)	Total	Operating (1)
Organic including price and volume	(6)%	(8)%	(3)%	(4)%
Subcontracted transportation	(9)	—	(6)	—
Fuel	(4)	—	(3)	—
Net increase (decrease)	(19)%	(8)%	(12)%	(4)%
————————————
(1)Non-GAAP financial measure. A reconciliation of DTS total revenue to DTS operating revenue, as well as the reasons why management believes this measure is important to investors is included in the "Non-GAAP Financial Measures" section of this MD&A.
DTS total revenue decreased 19% in the second quarter and 12% in the six months ended June 30, 2020 due to lower subcontracted transportation, fuel and operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation). DTS operating revenue decreased 8% in the second quarter and 4% in the six months ended June 30, 2020 primarily reflecting lost business.

DTS EBT decreased 22% in second quarter and 25% in the six months ended June 30, 2020 primarily due to a decrease in equipment contribution of $7 million in the second quarter and $11 million for the six months ended June 30, 2020 (see further discussions on equipment contribution above). We expect equipment contribution to be negatively impacted in the future due to the changes in the vehicle residual value estimates for the FMS revenue earning equipment that is utilized in the DTS business.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Central Support Services

	Three months ended June 30,		Six months ended June 30,		Change 2020/2019
	2020	2019	2020	2019	Three Months	Six Months
	(In thousands)
Human resources	$4,651	$5,343	$10,504	$10,623	(13)%	(1)%
Finance and procurement	16,358	18,312	35,597	36,319	(11)%	(2)%
Corporate services and public affairs	1,726	2,348	3,710	4,668	(26)%	(21)%
Information technology	17,213	19,722	37,426	40,999	(13)%	(9)%
Legal and safety	6,661	6,831	14,624	13,778	(2)%	6%
Marketing	3,655	5,472	8,930	10,204	(33)%	(12)%
Other	8,600	8,860	16,802	18,070	(3)%	(7)%
Total CSS	58,864	66,888	127,593	134,661	(12)%	(5)%
Allocation of CSS to business segments	(48,146)	(56,406)	(107,489)	(111,632)	(15)%	(4)%
Unallocated CSS	$10,718	$10,482	$20,104	$23,029	2%	(13)%

Total CSS costs decreased 12% in the second quarter and 5% in the six months ended June 30, 2020 due to certain cost reduction strategies undertaken during the second quarter as a response to COVID-19, including lower compensation related expenses due to temporary employee furloughs and lower discretionary, travel and marketing spend. Unallocated CSS was $11 million in the second quarter, a slight increase from the prior year period, and decreased by $3 million in the six months ended June 30, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
FINANCIAL RESOURCES AND LIQUIDITY

Cash Flows
The following is a summary of our cash flows from continuing operations:

	Six months ended June 30,
	2020	2019
	(In thousands)
Net cash provided by (used in):
Operating activities	$1,098,785	$1,045,059
Investing activities	(492,266)	(1,954,491)
Financing activities	154,732	937,039
Effect of exchange rate changes on cash	(3,022)	(2,611)
Net change in cash and cash equivalents	$758,229	$24,996

	Six months ended June 30,
	2020	2019
	(In thousands)
Net cash provided by operating activities
Earnings (loss) from continuing operations	$(182,834)	$121,342
Non-cash and other, net	1,182,891	950,585
Collections on sales-type leases	54,724	63,047
Changes in operating assets and liabilities:
Receivables	69,212	8,196
Accounts payable	(54,434)	(3,965)
Changes in other assets and liabilities	29,226	(94,146)
Cash flows from operating activities from continuing operations	$1,098,785	$1,045,059

Cash provided by operating activities increased to $1.1 billion in the six months ended June 30, 2020 compared with $1.0 billion in 2019, reflecting higher cash earnings along with lower working capital needs. Our working capital needs are primarily driven by the timing of collections of our receivables and payments of our trade payables, as well as other changes in operating assets and liabilities. The impact in receivables was primarily due to lower revenues as a result of COVID-19 partially offset by the extension of credit terms for certain customers. The impact from trade payables was due to timing of payments and lower spend. In addition, the favorable impact from changes in other assets and liabilities was driven by lower payments related to salaries and wages and a decrease in inventories in 2020. Cash used in investing activities decreased to $492 million in the six months ended June 30, 2020 compared with $2.0 billion in 2019, primarily due to a decrease in capital expenditures as a result of lower ChoiceLease sales and rental activity. Cash provided by financing activities decreased to $155 million in the six months ended June 30, 2020 compared with $937 million in 2019 due to increased debt repayments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
The following table shows our free cash flow computation:

	Six months ended June 30,
	2020	2019
	(In thousands)
Net cash provided by operating activities	$1,098,785	$1,045,059
Sales of revenue earning equipment (1)	214,189	210,081
Sales of operating property and equipment (1)	4,231	46,189
Total cash generated (2)	1,317,205	1,301,329
Purchases of property and revenue earning equipment (1)	(704,930)	(2,210,761)
Free cash flow (2)	$612,275	$(909,432)
———————————
(1)Included in cash flows from investing activities.
(2)Non-GAAP financial measures. Reconciliations of net cash provided by operating activities to total cash generated and to free cash flow are set forth in this table. Refer to the “Non-GAAP Financial Measures” section of this MD&A for the reasons why management believes these measures are important to investors.

Free cash flow increased to $612 million in the six months ended June 30, 2020 from a use of $909 million in 2019 primarily due to lower capital expenditures and higher cash flows from operations in 2020. We expect an increase of free cash flow through the remainder of 2020 as a result of lower capital expenditures based on lower ChoiceLease sales and rental activity related to COVID-19 and improved cash flows from operating activities.

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

The following table provides a summary of capital expenditures:

	Six months ended June 30,
	2020	2019
	(In thousands)
Revenue earning equipment:
ChoiceLease	$463,744	$1,634,607
Commercial rental	69,414	530,390
	533,158	2,164,997
Operating property and equipment	63,671	83,508
Total capital expenditures	596,829	2,248,505
Changes in accounts payable related to purchases of revenue earning equipment	108,101	(37,744)
Cash paid for purchases of property and revenue earning equipment	$704,930	$2,210,761

Capital expenditures decreased 73% to $597 million in the six months ended June 30, 2020 reflecting lower investments in the ChoiceLease and rental fleets as a result of reduced sales activity from related to COVID-19. In relation to the COVID-19 pandemic, we have cancelled or postponed vehicle orders, where possible, which will result in significantly reduced capital expenditures during 2020.

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

Cash and cash equivalents totaled $831 million as of June 30, 2020. As of June 30, 2020, approximately $70 million was held outside the U.S. and is available to fund operations and other growth of non-U.S. subsidiaries. If we decide to repatriate cash and cash equivalents held outside the U.S., we may be subject to additional income taxes and foreign withholding taxes. However, our intent is to permanently reinvest these foreign amounts outside the U.S. and our current plans do not demonstrate a need to repatriate these foreign amounts to fund our U.S. operations.

We believe that our operating cash flows, together with our access to the public unsecured bond market, commercial paper market and other available debt financing, will be adequate to meet our operating, investing and financing needs in the foreseeable future. However, there can be no assurance that volatility and disruption in the public unsecured debt market or the commercial paper market would not impair our ability to access these markets on terms commercially acceptable to us or at all. If we cease to have access to public bonds, commercial paper and other sources of unsecured borrowings, we would meet our liquidity needs by drawing upon contractually committed lending agreements and/or by seeking other funding sources. In the second quarter of 2020, we also amended our net worth covenant in our revolving credit facility and other debt instruments to enable more flexibility under the covenant. Refer to Note 10, “Debt,” in the Notes to Condensed Consolidated Financial Statements for information on our net worth covenant amendment and further discussion around the global revolving credit facility, the trade receivables program, the issuance of medium-term notes under our shelf registration statement, asset-backed financing obligations and debt maturities. As of July 27, 2020, we had a balance of cash and cash equivalents in the U.S. of approximately $700 million as well as $1.2 billion of availability under our global revolving credit facility and approximately $100 million of availability under our trade receivable facility.

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

Our debt ratings and rating outlooks at June 30, 2020 were as follows:

Rating Summary
	Short-term	Short-term Outlook	Long-term	Long-term Outlook
Standard & Poor’s Ratings Services	A2	Stable	BBB	Stable
Moody’s Investors Service	P2	Stable	Baa2	Stable
Fitch Ratings	F2	Negative	BBB+	Negative
DBRS	R-1 (Low)	Negative	A (Low)	Negative

As of June 30, 2020, we had the following amounts available to fund operations under the following facilities:

(In millions)
Global revolving credit facility	$1,204
Trade receivables program	$93

In accordance with our funding philosophy, we attempt to align the aggregate average remaining re-pricing life of our debt with the aggregate average remaining re-pricing life of our assets. We utilize both fixed-rate and variable-rate debt to achieve this alignment and generally target a mix of 20% - 40% variable-rate debt as a percentage of total debt outstanding. The variable-rate portion of our total debt (including notional value of swap agreements) was 17% as of both June 30, 2020 and December 31, 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Our debt to equity ratio was 377% and 320% as of June 30, 2020 and December 31, 2019, respectively. The debt to equity ratio represents total debt divided by total equity. The increase is due to the reduction in equity related to higher non-cash depreciation expense from our estimated residual value changes and a higher debt balance. Debt to equity ratio as of June 30, 2020 also reflects a higher than normal cash balance which increased debt-to-equity by an estimated 35 percentage points.

Pension Information

The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. We review pension assumptions regularly and we may, from time to time, make voluntary contributions to our pension plans, which exceed the amounts required by statute. In 2020, the expected total contributions to our pension plans are approximately $37 million. During the six months ended June 30, 2020, we contributed $17 million to our pension plans. Changes in interest rates and the market value of the securities held by the plans during 2020 could materially change, positively or negatively, the funded status of the plans and affect the level of pension expense and contributions in 2020 and beyond. As a result of the COVID-19 pandemic and related economic downturn, we may experience an adverse impact on our pension plans if it were to continue through the end of the year. As a result, our contributions may need to increase in 2021 and these changes may negatively impact accumulated other comprehensive income and shareholders’ equity on our balance sheet when it is remeasured in December 2020. See Note 15, “Employee Benefit Plans,” in the Notes to Condensed Consolidated Financial Statements for additional information.

Share Repurchases and Cash Dividends

See Note 11, “Share Repurchase Programs,” in the Notes to Condensed Consolidated Financial Statements for a discussion of share repurchases. The share repurchase program has been put on hold temporarily due to the impact of COVID-19.

In May 2020, our Board of Directors declared quarterly cash dividends of $0.56 per share of common stock, which was paid in the subsequent month. In July 2020, our Board of Directors declared a quarterly cash dividend of $0.56 per share of common stock.

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

The following discussion, which should be read in conjunction with the descriptions in the Notes to Condensed Consolidated Financial Statements and our Annual Report on Form 10-K, is furnished for additional insight into certain accounting estimates that have been updated since our 2019 Annual Report. For further discussion on our Critical Accounting Estimates and related policies, refer to the "Critical Accounting Estimates" section of our 2019 Annual Report on Form 10-K starting on page 48.

Depreciation and Residual Value Estimates. Depreciation on the vehicles in our fleet is determined at the time of acquisition and is recognized over a vehicle's useful life to its estimated residual value (i.e., the price at which we ultimately expect to dispose of vehicles) to attempt to minimize gains or losses upon sale in the used vehicle market.

We periodically review and adjust, as appropriate, the estimated residual values and useful lives of existing revenue earning equipment for the purposes of recording depreciation expense as described in Note 5, “Revenue Earning Equipment, Net," in the Notes to Condensed Consolidated Financial Statements. Our review of the estimated residual values and useful lives of revenue earning equipment is established with a long-term view, which we refer to as "policy depreciation," based on vehicle class, generally subcategories of trucks, tractors and trailers by weight and usage, as well as other factors. These other factors include, but are not limited to, historical market prices, current and expected future market prices, expected lives of vehicles, and expected sales of used vehicles in the wholesale and retail markets. Reductions in estimated residual values or useful lives will result in an increase in depreciation expense over the remaining life of the vehicle.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
We also assess estimates of residual values of vehicles expected to be made available for sale in the near-term (generally 12 to 24 months) based on near-term market rates and conditions and may adjust residual values for these vehicles, which we refer to as “accelerated depreciation.”

Due to the COVID-19 pandemic and the impact on current and expected used vehicle market conditions, we performed a review of the estimated residual values of our FMS revenue earning equipment in the second quarter of 2020 for both accelerated and policy depreciation.
Accelerated Depreciation
In the first quarter of 2020, we revised our residual value estimates for vehicles that are expected to be sold in the near-term (through mid-2021) and recorded valuation adjustments on our vehicles held for sale due to the expected negative impacts of the COVID-19 pandemic on pricing and volume of used vehicle sales. At that time, we expected lower used vehicle pricing in the second half of 2020 due to lower demand rather than our previous expectations of a modest increase. As a result, we recorded accelerated depreciation of $27 million and recognized losses of $21 million for used vehicle sales results in the first quarter. We recorded additional accelerated depreciation of $31 million in the second quarter of 2020 related to the first quarter change.

In the second quarter of 2020, we revised our residual value estimates further as we now expect a delayed recovery in the used vehicle market beyond our previous expectation of mid-2021. Due to the expected delayed recovery, we primarily extended accelerated depreciation by an additional year to now include vehicles expected to be sold through mid-2022. Management believes its estimates are reasonable for the near-term market conditions. As a result of these changes in estimated residual values, which are now generally at or below historically low levels, we recorded additional accelerated depreciation of $31 million in the second quarter of 2020, which also includes losses of $9 million for used vehicle sales results.

As of June 30, 2020, our accelerated depreciation residual value levels for both tractors and trucks, which include the impacts of COVID-19, are currently below our average annual used vehicle pricing for each year in the last 20 years. These average annual used vehicle pricing levels are calculated based on used vehicle prices as a percentage of our original vehicle investment (cost).
Policy Depreciation
As a result of these factors related to COVID-19 and our lowered longer term outlook, we concluded that our residual value estimates likely exceeded the expected future values that would be realized upon the sale of vehicles in our fleet for vehicles expected to be sold after mid-2022. Therefore, we lowered our estimated residual values primarily for our truck fleet, and to a lesser extent, our tractor fleet, effective April 1, 2020. In evaluating our residual value estimates, we reviewed recent multi-year trends; management and third-party longer-term outlook for the used vehicle market, including impacts of COVID-19 and the demand and pricing of our used vehicles; expected sales volumes through our retail and wholesale channels; inventory levels; and other factors that management deemed necessary to appropriately reflect our expected long-term sales proceeds. Due to this change, we recorded additional policy depreciation of $18 million in the second quarter of 2020. The impact of the policy depreciation estimate change in 2020 as a percentage of our original vehicle investment was approximately 3% as of June 30, 2020.
Policy Depreciation Sensitivity
Based on our fleet of revenue earning equipment as of June 30, 2020, a hypothetical additional 10% reduction in estimated residual values used for policy depreciation would increase depreciation expense over the remaining life of these vehicles by approximately $280 million.

Based on management's estimates for policy depreciation purposes, over the next two years, we estimate that U.S. used vehicle pricing would need to improve from current levels and achieve an increase of at least approximately 30% for tractors and 10% for trucks in order to maintain current policy depreciation residual estimates. Management believes its estimates for such improved pricing levels are reasonable as they are similar to those seen in 2018 and 2019 for tractors and similar to levels seen at the beginning of 2020 for trucks. In addition, our average annual used vehicle pricing as a percentage of our original vehicle investment has been above these policy depreciation residual value levels for trucks 19 out of the last 20 years and for tractors 17 out of the last 20 years.

While we believe that the carrying values and estimated sales proceeds for revenue earning equipment are reasonable, there can be no assurance that deterioration in economic conditions or adverse changes to expectations of future sales proceeds will not occur, resulting in losses on sales or revisions to residual value estimates. While management believes that current estimates are

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
reasonable given our current outlook, if our used vehicle sales pricing as a percentage of our original vehicle investment does not improve, we will likely be required to lower residual value estimates even further which may have a material adverse effect on our financial results. Factors that could cause actual results to materially differ from estimates include, but are not limited to, changes in supply and demand; changes in technology; competitor pricing; regulatory requirements; driver shortages, requirements and preferences; and changes in underlying assumption factors. As a result, future residual value estimates and resulting depreciation expense are subject to change based upon changes in these factors.
Earnings Impact From Residual Value Estimate Changes
The following table includes the earnings impact on depreciation from the changes in residual value estimates in 2020 and 2019 based on the respective fleet at the time of each change.

	Three months ended
	September 30, 2019	December 31, 2019	March 31, 2020	June 30, 2020 (3)	September 30, 2020	December 31, 2020	2020	2021	2022- 2025	Total
Accelerated Depreciation (2019 - Q1 2020) (1)	$148	$88	$100	$55	$25	$10	$190	$—	$—	$426
Accelerated Depreciation (Q2 2020) (2)	—	—	—	31	20	20	71	40	—	111
Policy Depreciation (2019)	60	60	51	50	50	50	201	160	250	731
Policy Depreciation (Q2 2020)	—	—	—	18	20	20	58	70	150	278
Total	$208	$148	$151	$154	$115	$100	$520	$270	$400	$1,546
———————————
(1) Accelerated depreciation included used vehicles sales, net (primarily valuation adjustments) of $23 million, $10 million and $21 million for the three months ended September 30, 2019, December 31, 2019 and March 31, 2020, respectively. Refer to Note 5, "Revenue Earning Equipment," in the Notes to the Condensed Consolidated Financial Statements for further information on used vehicle sales.
(2) Accelerated depreciation included used vehicles sales, net (primarily valuation adjustments) of $9 million for the three months ended June 30, 2020.
(3) Incremental depreciation expense was $35 million for the three months ended June 30, 2019 including impacts from accelerated and policy depreciation and losses for used vehicle sales, net.

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

Given this level of fair value, in the event the financial performance of FMS NA does not meet our expectations in the future; we experience future prolonged market downturns, including in the used vehicle market or continued declines in our stock price; negative trends from the COVID-19 pandemic continue; or there are other negative revisions to key assumptions, we may be required to perform additional impairment analyses and could be required to recognize a non-cash goodwill impairment charge. As of March 31, 2020, we assessed that it was not more likely than not that our SCS and DTS reporting units fair value was less than its carrying value. During the second quarter of 2020, we did not identify an interim impairment trigger event. As of June 30, 2020, there was $243 million of goodwill recorded related to FMS NA.

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

The following table provides a reconciliation of GAAP earnings (loss) before taxes (EBT), earnings (loss), and earnings (loss) per diluted share (EPS) from continuing operations to comparable EBT, comparable earnings (loss) and comparable EPS from continuing operations for the three and six months ended June 30, 2020 and 2019. Certain items included in EBT, earnings and diluted EPS from continuing operations have been excluded from our comparable EBT, comparable earnings and comparable diluted EPS measures. The following table lists a summary of these items, which are discussed in more detail throughout our MD&A and within the Notes to Condensed Consolidated Financial Statements:

	EBT		Earnings (Loss)		Diluted EPS
	2020	2019	2020	2019	2020	2019
Three months ended June 30,	(In thousands, except per share amounts)
Continuing operations (GAAP)	$(94,777)	$103,069	$(73,705)	$75,452	$(1.41)	$1.43
Non-operating pension costs	936	6,713	(79)	4,782	—	0.09
Restructuring and other, net (1)	18,760	5,935	16,139	4,571	0.30	0.09
ERP implementation costs (1)	11,032	3,901	8,188	2,892	0.16	0.05
Gain on sale of property (1)	—	(18,614)	—	(13,843)	—	(0.26)
Comparable (non-GAAP)	$(64,049)	$101,004	$(49,457)	$73,854	$(0.95)	$1.40

	EBT		Earnings (Loss)		Diluted EPS
	2020	2019	2020	2019	2020	2019
Six months ended June 30,	(In thousands, except per share amounts)
Continuing operations (GAAP)	$(208,411)	$171,220	$(182,834)	$121,342	$(3.50)	$2.30
Non-operating pension costs	2,157	13,175	21	9,344	—	0.18
Restructuring and other, net (1)	30,023	8,523	25,037	6,413	0.48	0.12
ERP implementation costs (1)	21,358	7,491	15,852	5,552	0.30	0.11
Gain on sale of property (1)	—	(18,614)	—	(13,843)	—	(0.26)
Tax adjustments (2)	—	—	20,363	3,508	0.39	0.06
Comparable (non-GAAP)	$(154,873)	$181,795	$(121,561)	$132,316	$(2.33)	$2.51
————————————
(1)Refer to Note 16, “Other Items Impacting Comparability,” in the Notes to Condensed Consolidated Financial Statements for additional information.
(2)In the six months ended June 30, 2020, we recorded charges of $7 million and $13 million to our tax provision for income taxes due to expiring state net operating losses and a valuation allowance on our U.K. deferred tax assets, respectively. In the six months ended June 30, 2019, we recorded a $5 million charge to our tax provision for income taxes due to expiring state net operating losses offset by a $1 million benefit to our provision due to a tax law change.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
The following table provides a reconciliation of the provision for income taxes and effective tax rate to the comparable provision for income taxes and comparable tax rate:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(In thousands)
Benefit from (provision for) income taxes	$21,072	$(27,617)	$25,577	$(49,878)
Tax adjustments	—	—	20,363	3,508
Income tax effects of non-GAAP adjustments	(6,480)	467	(12,628)	(3,109)
Comparable benefit from (provision for) income taxes (1)	$14,592	$(27,150)	$33,312	$(49,479)

Effective tax rate on continuing operations (2)	22.2%	26.8%	12.3%	29.1%
Tax adjustments and income tax effects of non-GAAP adjustments (1)	0.6%	0.1%	9.2%	(1.9)%
Comparable tax rate on continuing operations (1)	22.8%	26.9%	21.5%	27.2%
————————————
(1)The comparable provision for income taxes is computed using the same methodology as the GAAP provision of income taxes. Income tax effects of non-GAAP adjustments are calculated based on statutory tax rates of the jurisdictions to which the non-GAAP adjustments related.
(2)The effective tax rate on continuing operations and comparable tax rate on continuing operations are based on our earnings from continuing operations before income taxes (EBT) and comparable earnings from continuing operations before income taxes, respectively, found on the previous page.

The following table provides a reconciliation of total revenue to operating revenue:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(In thousands)
Total revenue	$1,895,282	$2,244,993	$4,056,588	$4,425,320
Fuel	(120,594)	(220,373)	(299,342)	(436,916)
Subcontracted transportation	(144,035)	(212,447)	(345,988)	(417,224)
ChoiceLease liability insurance revenue (1)	(7,409)	(8,041)	(16,767)	(16,561)
Operating revenue	$1,623,244	$1,804,132	$3,394,491	$3,554,619

————————————
(1)In the first quarter of 2020, we announced our plan to exit the extension of our liability insurance coverage for ChoiceLease customers. The exit of this program is estimated to be completed in the second quarter of 2021. We have revised our definition of operating revenues to exclude the revenues associated with this program for better comparability of our on-going operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

The following table provides a reconciliation of FMS total revenue to FMS operating revenue:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(In thousands)
FMS total revenue	$1,198,177	$1,390,910	$2,538,414	$2,742,509
Fuel (1)	(117,253)	(212,371)	(290,588)	(420,237)
ChoiceLease liability insurance revenue (2)	(7,409)	(8,041)	(16,767)	(16,561)
FMS operating revenue	$1,073,515	1,170,498	$2,231,059	$2,305,711

FMS EBT	$(103,735)	$57,746	$(218,309)	$118,657
FMS EBT as a % of FMS total revenue	(8.7)%	4.2%	(8.6)%	4.3%
FMS EBT as a % of FMS operating revenue	(9.7)%	4.9%	(9.8)%	5.1%
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

The following table provides a reconciliation of SCS total revenue to SCS operating revenue:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(In thousands)
SCS total revenue	$519,318	$649,311	$1,147,765	$1,284,982
Subcontracted transportation	(102,208)	(135,515)	(237,936)	(263,510)
Fuel	(12,053)	(31,040)	(37,461)	(61,627)
SCS operating revenue	$405,057	482,756	$872,368	959,845

SCS EBT	$36,916	$45,774	$67,941	$78,091
SCS EBT as a % of SCS total revenue	7.1%	7.0%	5.9%	6.1%
SCS EBT as a % of SCS operating revenue	9.1%	9.5%	7.8%	8.1%

The following table provides a reconciliation of DTS total revenue to DTS operating revenue:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(In thousands)
DTS total revenue	$293,944	$362,244	$628,832	$711,865
Subcontracted transportation	(41,827)	(76,932)	(108,052)	(153,714)
Fuel	(24,186)	(37,248)	(56,164)	(74,467)
DTS operating revenue	$227,931	$248,064	$464,616	$483,684

DTS EBT	$21,233	$27,132	$33,413	$44,544
DTS EBT as a % of DTS total revenue	7.2%	7.5%	5.3%	6.3%
DTS EBT as a % of DTS operating revenue	9.3%	10.9%	7.2%	9.2%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

FORWARD-LOOKING STATEMENTS

Forward-looking statements (within the meaning of the Federal Private Securities Litigation Reform Act of 1995) are statements that relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends concerning matters that are not historical facts. These statements are often preceded by or include the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “could,” “should” or similar expressions. This Quarterly Report on Form 10-Q contains forward-looking statements including, but not limited to, statements regarding:

•our expectations of the impact of the COVID-19 pandemic on our financial results and operations, including with regard to our revenue, earnings, cash flows, sales, commercial rental demand and utilization, used vehicle sales market conditions (including estimates regarding pricing, demand, inventory and wholesale and retail mix), automotive volumes in SCS, mileage, residual values and depreciation assumptions, bad debt reserves, lease sales; ChoiceLease cash flows;
•the anticipated benefits of actions taken to mitigate the adverse impacts of COVID-19;
•our estimates on the impact of residual value estimate changes on earnings;
•our estimates on minimum used vehicle pricing increases necessary to maintain current residual estimates for tractors and trucks;
•our expectations in our FMS business segment regarding anticipated ChoiceLease revenue and commercial rental revenue and demand;
•our expectations in our SCS and DTS business segments regarding anticipated customer activity and equipment contribution;
•our expectations of the residual values of revenue earning equipment;
•the expected pricing, demand and inventory levels for used vehicles;
•our expectations of operating cash flow and capital expenditures through the end of 2020;
•the adequacy of our accounting estimates and reserves for depreciation and residual value, goodwill impairment, and income taxes;
•the adequacy of our fair value estimates of employee incentive awards under our share-based compensation plans, publicly traded debt and other debt;
•our ability to fund all of our operating, investing and financial needs for the foreseeable future through internally generated funds and outside funding sources;
•our expected level of use and availability of outside funding sources and our ability to refinance the current portion of long-term debt;
•our beliefs regarding our credit ratings and the impact of a significant downgrade on our ability to issue commercial paper and borrow amounts under our global revolving credit facility;
•the anticipated impact of fuel price fluctuations;
•our expectations as to return on pension plan assets and estimated contributions;
•our expectations regarding the scope and anticipated outcomes with respect to certain claims, complaints and proceedings;
•our expectations about the need to repatriate foreign cash to the U.S.;
•our ability to access commercial paper and other available debt financing in the capital markets;
•our expected cost savings from furloughs, workforce reductions and restructuring actions;
•our expectations regarding restructuring charges;
•our expected future contributions to our pension plans as a result of an economic downturn, changes in interest rates and market value of the securities held by the plans;
•our expectation on the realizability of our deferred tax assets; and
•the expected timing and impact for the exit of our ChoiceLease insurance liability program.

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
•Changes in general economic and financial conditions in the U.S. and worldwide leading to decreased demand for our products and services, lower profit margins, increased levels of bad debt and reduced access to credit and financial markets.
•Decreases in freight demand which would impact both our transactional and variable-based contractual business.
•Changes in our customers’ operations, financial condition or business environment that may limit their demand for, or ability to purchase, our products and services.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
•Unfavorable or unanticipated outcomes legal or regulatory proceedings or uncertain positions.
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
•Changes in accounting rules, assumptions and accruals, including with regard to assumptions for goodwill impairment testing.
•Difficulties and delays in implementing our Enterprise Resource Planning system and related processes.
•Changes in the realization and timing of future sources of taxable income.
•Other risks detailed from time to time in our SEC filings including our 2019 Annual Report on Form 10-K and in "Item 1A.-Risk Factors" of this Quarterly Report. To the extent to which the COVID-19 outbreak adversely affects our business, results of operations and financial condition, it may also have the effect of heightening many of the risks described in the section entitled Risk Factors of our 2019 Annual Report on Form 10-K and any subsequent Quarterly Reports on Form 10-Q.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the second quarter of 2020, we carried out an evaluation, under the supervision and with the participation of management, including Ryder’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the second quarter of 2020, Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective.

Changes in Internal Controls over Financial Reporting

During the six months ended June 30, 2020, there were no other changes in Ryder’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect such internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of our material pending legal proceedings, please see Item 1, Note 17, "Contingencies and Other Matters," to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

The COVID-19 pandemic has adversely impacted, and is expected to continue to adversely impact, our business, results of operations and financial condition, and the ultimate impact on our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted.

Our business is highly susceptible to changes in economic conditions and our products and services are directly tied to the production and sale of goods and, more generally, to the North American economy. The COVID-19 pandemic and measures taken in response to its spread have severely impacted economic and commercial activity, and, as a result, transportation and supply chain companies such as ours have experienced slowdowns and reduced demand.

The extent to which the COVID-19 pandemic will continue to impact our business, operations and financial results will depend on numerous evolving factors that are difficult to accurately predict, including: the duration and scope of the pandemic and the potential for additional outbreaks; how quickly and to what extent normal economic activity can resume; the timing of the development and distribution of an effective vaccine or treatments for COVID-19; governments, businesses and individuals’ actions in response to the pandemic; the prolonged effect on customer demand for our goods and services and the customer’s ability to pay for these goods and services.

In our Supply Chain Solutions (SCS) segment, we have seen deterioration in customer activity starting in April primarily due to production shutdowns in the automotive industry, which represents a significant portion of our SCS revenue. Our automotive customers that have been shut down restarted production in May and ended the second quarter at pre-COVID activity levels. However, any negative impact or disruption on customer operations, including production at lower volumes or additional slowdowns or shutdowns, may have a material negative impact on our SCS revenues and earnings.

We continue to experience varying impacts with our SCS customers in non-automotive industries as well as with our Dedicated Transportation Solutions (DTS) customers, with some customers and industries such as off price/discount and clothing retailers experiencing lower volumes and others like consumer-packaged goods experiencing volume increases. However, due to the expected reduction in economic activity and softer freight environment, we expect to have net lower volumes for SCS/DTS customers at least through the end of 2020. Lower volumes and revenues in our non-automotive SCS industries and in DTS have a lesser impact on our earnings as our fees are less variable.

In our Fleet Management Solutions (FMS) segment, we have experienced a further weakening of market conditions in used vehicle sales due to the COVID-19 pandemic. Based on current conditions and outlook for a delayed recovery, we now expect that pricing for our used vehicles will continue to be adversely impacted in the foreseeable future beyond our previous expectation of mid-2021. These weakening market conditions and our current market outlook for used vehicle pricing triggered a re-evaluation of our residual value estimates for our FMS revenue earning equipment in the second quarter of 2020. In evaluating the residual value estimates of our vehicles over their useful life, we take into account, among other significant factors as described above in our Critical Accounting Estimates, our multi-year average historical prices as well as our outlook for used vehicle pricing. At this time, our used vehicle pricing outlook remains at or below our multi-year historical averages. As a result, we lowered the residual value estimates and increased depreciation expense for our current fleet of vehicles that will be sold in the long term (after mid-2022), which resulted in additional depreciation expense of approximately $260 million over the remaining life of the vehicles (which we refer to as "policy depreciation").

We also review residual value estimates for those vehicles that will be sold in the near term (which we refer to as "accelerated depreciation"). Given current market dynamics and our outlook for a delayed recovery, we lowered residual value estimates for vehicles to be sold through mid-2022 and increased accelerated depreciation for those vehicles by $80 million through 2021. Furthermore, we lowered the value of certain vehicles held for sale in our current inventory to wholesale pricing levels in order to address elevated used vehicle inventories.

We will continue to regularly review and update our outlook for the used vehicle market, as appropriate, and, if our outlook remains below our multi-year pricing averages or does not improve to levels in our outlook, we may be required to further decrease residual value estimates to better align with current market conditions and our outlook. In addition, if weak market conditions continue for a prolonged period or further deteriorate, we may also need to sell additional vehicles at wholesale prices which would require us to take additional valuation adjustments. Any residual value estimate changes and valuation adjustments made in future periods would be incremental to any prior residual value estimate changes previously taken for vehicles in the fleet. If we determine to decrease residual value estimates or record valuation adjustments, these changes could have a material adverse impact on our financial results and liquidity.

In addition, as a result of government actions taken, such as shutdowns of large gatherings, mandated social distancing orders, as well as the significant reduction in business activity across the United States, demand for our commercial rental vehicles and rental utilization rates have decreased significantly and have negatively impacted our earnings. If demand further deteriorates or does not seasonally increase as it has in prior years, we may not be able to attain our utilization targets. As a result, we may be required to further downsize our fleet and decrease our pricing. However, we may not be able to redeploy rental vehicles with lease customers due to lack of demand for such vehicles. Each of these occurrences could result in lower revenues and further adverse impacts on our financial results.

With respect to our ChoiceLease product line, our customers have signed long-term lease contracts and, therefore, we do not expect our revenue and cash flows to be materially affected provided our customers remain solvent and continue to make their payments on their contractual obligations. We have experienced decreases in new ChoiceLease sales as well as a decrease in miles driven by our customers. Any prolonged decrease in sales activity and miles driven could adversely affect our growth prospects.

The financial condition of our customers, primarily in FMS, are being adversely impacted and have resulted and may continue to result in an increase in bankruptcies or insolvencies, or a delay in payments, which may, in turn, impact our business, results of operations and financial condition. We have established additional bad debt reserves due to our expectations for COVID-19 related payment activity with certain customers and may need to increase our bad debt reserves if economic conditions worsen for our customers.

Further, in the event of a prolonged economic downturn which has a material negative impact on our earnings and free cash flow, we may not be able to comply with our financial covenant in our global revolving credit facility which, in the absence of a bank waiver, would negatively impact our ability to borrow under that facility and negatively impact our liquidity position.

We periodically evaluate factors, including, but not limited to macroeconomic conditions, changes in our industry and the markets in which we operate and our market capitalization, as well as our reporting units’ expected future financial performance for purposes of evaluating asset impairments, including goodwill. We believe that the impact of COVID-19 will negatively affect certain key assumptions used in our analysis; however, we will need to assess the severity and nature of the long-term impacts to determine if we may be required to record charges for asset impairments in the future. While we undertook an interim goodwill impairment test related to our FMS NA reporting unit as of March 31, 2020 and concluded that no impairment was necessary, we may determine that impairment is necessary in future periods. We determined that there was no interim impairment trigger event during the second quarter of 2020. At this time, it remains uncertain whether and to what extent we may need to record charges for impairments in the future as a result of the ongoing COVID-19 outbreak.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases we made of our common stock during the three months ended June 30, 2020:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Anti-Dilutive Program (2)
April 1 through April 30, 2020	11,333	$23.02	—	1,196,902
May 1 through May 31, 2020	741	34.95	—	1,196,902
June 1 through June 30, 2020	392	37.75	—	1,196,902
Total	12,466	$24.19	—
 ————————————
(1)During the three months ended June 30, 2020, we purchased an aggregate of 12,466 shares of our common stock in employee-related transactions. Employee-related transactions may include: (i) shares of common stock withheld as payment for the exercise price of options exercised or to satisfy the employees' tax withholding liability associated with our share-based compensation programs and (ii) open-market purchases by the trustee of Ryder’s deferred compensation plans relating to investments by employees in our stock, one of the investment options available under the plans.

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

10
First Amendment to Second Amended and Restated Global Revolving Credit Agreement, dated as of May 22, 2020, by and among Ryder System, Inc., certain Ryder subsidiaries and the lenders and agents named therein, previously filed with the Commission on May 22, 2020 as an exhibit to Ryder's Current Report on Form 8-K, is incorporated by reference into this report.

31.1	Certification of Robert E. Sanchez pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Scott T. Parker pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32	Certification of Robert E. Sanchez and Scott T. Parker pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C Section 1350

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYDER SYSTEM, INC.
(Registrant)

Date:	July 30, 2020	By:	/s/ Scott T. Parker
Scott T. Parker
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	July 30, 2020	By:	/s/ Frank J. Mullen
Frank J. Mullen
Vice President and Controller
(Principal Accounting Officer)