Form 10-Q
period 2020-09-30
RYDER SYSTEM INC
filed 2020-10-28
CIK 85961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No   ☑
The number of shares of Ryder System, Inc. Common Stock ($0.50 par value per share) outstanding at September 30, 2020 was 53,889,123.

RYDER SYSTEM, INC.
FORM 10-Q QUARTERLY REPORT

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(In thousands, except per share amounts)
Lease & related maintenance and rental revenues	$933,771	$959,189	$2,730,187	$2,792,581
Services revenue	1,120,544	1,120,900	3,174,999	3,412,048
Fuel services revenue	96,260	143,843	301,977	444,623
Total revenues	2,150,575	2,223,932	6,207,163	6,649,252

Cost of lease & related maintenance and rental	758,351	877,767	2,351,993	2,229,596
Cost of services	932,510	948,087	2,680,292	2,896,182
Cost of fuel services	92,930	140,247	291,359	431,885
Other operating expenses	30,009	28,924	93,423	92,213
Selling, general and administrative expenses	211,183	216,037	643,866	673,778
Non-operating pension costs	7,200	6,885	9,357	20,060
Used vehicle sales, net	(12,919)	22,734	17,253	49,091
Interest expense	62,608	62,475	192,459	178,570
Miscellaneous (income) loss, net	(10,552)	676	(11,830)	(29,457)
Restructuring and other items, net	24,490	11,360	92,637	27,374
	2,095,810	2,315,192	6,360,809	6,569,292

Earnings (loss) from continuing operations before income taxes	54,765	(91,260)	(153,646)	79,960
Provision for (benefit from) income taxes	9,680	278	(15,897)	50,156
Earnings (loss) from continuing operations	45,085	(91,538)	(137,749)	29,804
Earnings (loss) from discontinued operations, net of tax	(9,251)	83	(10,129)	(728)
Net earnings (loss)	$35,834	$(91,455)	$(147,878)	$29,076

Earnings (loss) per common share — Basic
Continuing operations	$0.86	$(1.75)	$(2.64)	$0.56
Discontinued operations	(0.18)	—	(0.20)	(0.02)
Net earnings (loss)	$0.68	$(1.75)	$(2.83)	$0.55

Earnings (loss) per common share — Diluted
Continuing operations	$0.85	$(1.75)	$(2.64)	$0.56
Discontinued operations	(0.17)	—	(0.20)	(0.02)
Net earnings (loss)	$0.68	$(1.75)	$(2.83)	$0.55
See accompanying notes to condensed consolidated financial statements.
Note: EPS amounts may not be additive due to rounding.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(In thousands)

Net earnings (loss)	$35,834	$(91,455)	$(147,878)	$29,076

Other comprehensive income (loss):
Changes in currency translation adjustment and other	32,767	(21,812)	(43,975)	(13,813)

Amortization of pension and postretirement items (1)	13,796	7,735	28,946	22,580
Income tax expense related to amortization of pension and postretirement items	(3,300)	(1,689)	(6,405)	(5,084)
Amortization of pension and postretirement items, net of taxes	10,496	6,046	22,541	17,496

Change in net actuarial loss and prior service cost	(89,627)	—	(94,166)	(9,440)
Income tax benefit related to change in net actuarial loss and prior service cost	21,286	—	22,373	2,237
Change in net actuarial loss and prior service cost, net of taxes	(68,341)	—	(71,793)	(7,203)

Other comprehensive income (loss), net of taxes	(25,078)	(15,766)	(93,227)	(3,520)

Comprehensive income (loss)	$10,756	$(107,221)	$(241,105)	$25,556
_______________________
(1)These amounts are included in the computation of net pension expense. Amortization in 2020 includes the curtailment loss recorded in the third quarter. See Note 15, "Employee Benefit Plans," for additional information.
See accompanying notes to condensed consolidated financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2020	December 31, 2019
	(In thousands, except share amounts)
Assets:
Current assets:
Cash and cash equivalents	$684,248	$73,584
Receivables, net	1,156,236	1,228,490
Inventories	60,587	80,822
Prepaid expenses and other current assets	131,783	179,155
Total current assets	2,032,854	1,562,051
Revenue earning equipment, net	9,082,580	10,427,664
Operating property and equipment, net of accumulated depreciation of $1,196,874 and $1,224,216, respectively	913,387	917,799
Goodwill	474,748	475,025
Intangible assets, net	44,945	50,905
Sales-type leases and other assets	1,093,522	1,041,890
Total assets	$13,642,036	$14,475,334

Liabilities and shareholders’ equity:
Current liabilities:
Short-term debt and current portion of long-term debt	$1,133,396	$1,154,564
Accounts payable	461,653	594,712
Accrued expenses and other current liabilities	923,586	876,077
Total current liabilities	2,518,635	2,625,353
Long-term debt	6,303,176	6,770,224
Other non-current liabilities	1,569,961	1,442,003
Deferred income taxes	1,099,706	1,161,444
Total liabilities	11,491,478	11,999,024

Commitments and contingencies (Note 17)
Shareholders’ equity:
Preferred stock, no par value per share — authorized, 3,800,917; none outstanding, September 30, 2020 and December 31, 2019	—	—
Common stock, $0.50 par value per share — authorized, 400,000,000; outstanding, September 30, 2020 — 53,889,123 and December 31, 2019 — 53,278,316	26,944	26,639
Additional paid-in capital	1,124,959	1,108,649
Retained earnings	1,928,373	2,177,513
Accumulated other comprehensive loss	(929,718)	(836,491)
Total shareholders’ equity	2,150,558	2,476,310
Total liabilities and shareholders’ equity	$13,642,036	$14,475,334
See accompanying notes to condensed consolidated financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2020	2019
	(In thousands)
Cash flows from operating activities from continuing operations:
Net earnings (loss)	$(147,878)	$29,076
Less: Loss from discontinued operations, net of tax	(10,129)	(728)
Earnings (loss) from continuing operations	(137,749)	29,804
Depreciation expense	1,552,318	1,342,746
Used vehicle sales, net	17,253	49,091
Non-cash lease expense	67,949	70,578
Non-operating pension costs and share-based compensation expense	28,376	41,737
Other non-cash charges, net	93,513	60,646
Deferred income tax expense (benefit)	(29,875)	32,157
Collections on sales-type leases	85,662	89,995
Changes in operating assets and liabilities, net of acquisitions:
Receivables	6,646	(17,784)
Inventories	20,499	(3,869)
Prepaid expenses and other assets	(11,822)	(19,439)
Accounts payable	(14,733)	(30,241)
Accrued expenses and other non-current liabilities	18,552	(56,235)
Net cash provided by operating activities from continuing operations	1,696,589	1,589,186

Cash flows from investing activities from continuing operations:
Purchases of property and revenue earning equipment	(879,400)	(2,957,232)
Sales of revenue earning equipment	390,767	353,743
Sales of operating property and equipment	9,918	49,726
Other	(5,704)	—
Net cash used in investing activities from continuing operations	(484,419)	(2,553,763)

Cash flows from financing activities from continuing operations:
Net borrowings (repayments) of commercial paper and revolving credit facilities	(505,109)	182,708
Debt proceeds	1,756,497	2,238,622
Debt repaid	(1,748,121)	(1,334,044)
Dividends on common stock	(89,672)	(87,039)
Common stock issued	8,302	9,083
Common stock repurchased	(11,924)	(24,426)
Tax withholding on shares settled	(4,340)	(3,529)
Debt issuance costs and other items	(9,348)	(4,815)
Net cash provided by (used in) financing activities from continuing operations	(603,715)	976,560

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	2,866	(3,254)
Increase (decrease) in cash, cash equivalents, and restricted cash from continuing operations	611,321	8,729
Increase (decrease) in cash, cash equivalents, and restricted cash from discontinued operations	(657)	(973)
Increase (decrease) in cash, cash equivalents, and restricted cash	610,664	7,756
Cash, cash equivalents, and restricted cash at beginning of year	73,584	68,111
Cash, cash equivalents, and restricted cash at end of period	$684,248	$75,867
See accompanying notes to condensed consolidated financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

	Three months ended September 30, 2020
	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Amount	Shares	Par				Total
	(In thousands, except share amounts)
Balance at July 1, 2020	$—	53,818,841	$26,909	$1,113,883	$1,922,940	$(904,640)	$2,159,092
Comprehensive income (loss)	—	—	—	—	35,834	(25,078)	10,756
Common stock dividends declared —$0.56 per share	—	—	—	—	(30,401)	—	(30,401)
Common stock issued under employee stock award and stock purchase plans (1)	—	70,382	35	2,692	—	—	2,727
Benefit plan stock sales (purchases) (2)	—	(100)	—	(5)	—	—	(5)
Share-based compensation	—	—	—	8,389	—	—	8,389
Balance at September 30, 2020	$—	53,889,123	$26,944	$1,124,959	$1,928,373	$(929,718)	$2,150,558

	Three months ended September 30, 2019
	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Amount	Shares	Par				Total
	(In thousands, except share amounts)
Balance at July 1, 2019	$—	53,334,512	$26,667	$1,094,807	$2,385,620	$(899,388)	$2,607,706
Comprehensive income (loss)	—	—	—	—	(91,455)	(15,766)	(107,221)
Common stock dividends declared —$0.56 per share	—	—	—	—	(29,886)	—	(29,886)
Common stock issued under employee stock award and stock purchase plans (1)	—	20,238	29	2,811	—	—	2,840
Benefit plan stock sales (purchases) (2)	—	(10)	—	(1)	—	—	(1)
Common stock repurchases	—	(62,695)	(31)	(1,252)	(1,923)	—	(3,206)
Share-based compensation	—	—	—	6,755	—	—	6,755
Balance at September 30, 2019	$—	53,292,045	$26,665	$1,103,120	$2,262,356	$(915,154)	$2,476,987

__________________
(1)Net of common shares withheld as payment for the exercise price or to satisfy the holders’ withholding tax liability upon exercise of options.
(2)Represents open-market transactions of common shares by the trustee of our deferred compensation plans.

See accompanying notes to condensed consolidated financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

	Nine months ended September 30, 2020
	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Amount	Shares	Par				Total
	(In thousands, except share amounts)
Balance at January 1, 2020	$—	53,278,316	$26,639	$1,108,649	$2,177,513	$(836,491)	$2,476,310
Adoption of Measurement of Credit Losses on Financial Instruments standard (See Note 2)	—	—	—	—	(5,077)	—	(5,077)
Comprehensive income (loss)	—	—	—	—	(147,878)	(93,227)	(241,105)
Common stock dividends declared —$1.68 per share	—	—	—	—	(90,627)	—	(90,627)
Common stock issued under employee stock option and stock purchase plans (1)	—	913,785	457	3,483	—	—	3,940
Benefit plan stock sales (purchases) (2)	—	120	—	22	—	—	22
Common stock repurchases	—	(303,098)	(152)	(6,214)	(5,558)	—	(11,924)
Share-based compensation	—	—	—	19,019	—	—	19,019
Balance at September 30, 2020	$—	53,889,123	$26,944	$1,124,959	$1,928,373	$(929,718)	$2,150,558

	Nine months ended September 30, 2019
	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Amount	Shares	Par				Total
	(In thousands, except share amounts)
Balance at January 1, 2019	$—	53,116,485	$26,559	$1,084,391	$2,337,252	$(911,634)	$2,536,568
Comprehensive income (loss)	—	—	—	—	29,076	(3,520)	25,556
Common stock dividends declared —$1.64 per share	—	—	—	—	(87,942)	—	(87,942)
Common stock issued under employee stock option and stock purchase plans (1)	—	583,329	310	5,246	—	—	5,556
Benefit plan stock sales (purchases) (2)	—	40	—	(2)	—	—	(2)
Common stock repurchases	—	(407,809)	(204)	(8,192)	(16,030)	—	(24,426)
Share-based compensation	—	—	—	21,677	—	—	21,677
Balance at September 30, 2019	$—	53,292,045	$26,665	$1,103,120	$2,262,356	$(915,154)	$2,476,987

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. GENERAL

Interim Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Ryder System, Inc. (Ryder) and all entities in which Ryder has a controlling voting interest (subsidiaries) and variable interest entities (VIE) required to be consolidated in accordance with generally accepted accounting principles in the United States (U.S. GAAP). The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the accounting policies described in our 2019 Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements and notes thereto. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair statement have been included and the disclosures herein are adequate. The operating results for interim periods are not necessarily indicative of the results that can be expected for a full year.

The coronavirus (COVID-19) pandemic has negatively impacted several areas of our businesses. In our Fleet Management Solutions (FMS) business segment, we experienced lower demand for commercial rental and declines in the used vehicle market through the second quarter (refer to Note 5, "Revenue Earning Equipment," for additional information on residual value estimate changes in the first half of 2020 and trends related to used vehicle sales). During the third quarter, we have started to experience a steady recovery in these areas as compared to the second quarter. In our Supply Chain Solutions (SCS) business segment, we experienced a deterioration in customer activity during the first half of 2020, primarily due to the temporary shutdowns in the automotive industry, which restarted their operations during the second quarter and are now generally operating at above pre-COVID-19 levels. In addition, we have experienced a decline in our sales growth opportunities in all of our businesses. Throughout the year, we established additional credit loss reserves due to our expectations for COVID-19-related payment activity as a result of increased bankruptcies or insolvencies, or a delay in payments (refer to Note 4, "Receivables," for further information on credit loss reserves). We have attempted to mitigate the adverse impacts from the pandemic through cost reduction measures throughout the year, including lower discretionary and overhead spending, and a reduction in capital expenditures, as well as temporary employee furloughs which primarily occurred in the second quarter. In addition, we took planned actions at the end of the second quarter to reduce headcount, primarily in our North American and U.K. FMS operations.

In October 2020, we announced a one-time, special recognition and retention bonus of approximately $30 million for our front-line employees in recognition of the work performed during the pandemic. The bonus will be paid to non-incentive compensation plan eligible employees and recognized in earnings in the fourth quarter.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

Reference Rate Reform

In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2020-04, Reference Rate Reform (Topic 848). This update provides optional expedients for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions that reference LIBOR or another rate expected to be discontinued at the end of 2021 because of reference rate reform. The update is effective for all entities from March 12, 2020 through December 31, 2022. We are currently evaluating the impact on our consolidated financial position, results of operations, and cash flows.

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

3. REVENUE
Disaggregation of Revenue

The following tables disaggregate our revenue recognized by primary geographical market by our reportable business segments and by industry for SCS. Refer to Note 19, "Segment Reporting," for the disaggregation of our revenue by major products/service lines.

Primary Geographical Markets

	Three months ended September 30, 2020
	FMS	SCS	DTS	Eliminations	Total
	(In thousands)
United States	$1,167,900	$581,858	$299,680	$(127,316)	$1,922,122
Canada	67,321	56,313	—	(4,421)	119,213
Europe	61,996	—	—	—	61,996
Mexico	—	47,244	—	—	47,244
Total Revenues	$1,297,217	$685,415	$299,680	$(131,737)	$2,150,575

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

	Three months ended September 30, 2019
	FMS	SCS	DTS	Eliminations	Total
	(In thousands)
United States	$1,250,147	$508,091	$359,211	$(144,941)	$1,972,508
Canada	75,836	53,550	—	(5,284)	124,102
Europe	71,363	—	—	—	71,363
Mexico	—	55,959	—	—	55,959
Total Revenues	$1,397,346	$617,600	$359,211	$(150,225)	$2,223,932

	Nine months ended September 30, 2020
	FMS	SCS	DTS	Eliminations	Total
	(In thousands)
United States	$3,446,869	$1,545,715	$928,512	$(377,536)	$5,543,560
Canada	198,566	150,153	—	(12,624)	336,095
Europe	190,196	—	—	—	190,196
Mexico	—	137,312	—	—	137,312
Total Revenues	$3,835,631	$1,833,180	$928,512	$(390,160)	$6,207,163

	Nine months ended September 30, 2019
	FMS	SCS	DTS	Eliminations	Total
	(In thousands)
United States	$3,687,721	$1,577,106	$1,071,076	$(448,114)	$5,887,789
Canada	226,240	156,803	—	(16,147)	366,896
Europe	225,894	—	—	—	225,894
Mexico	—	165,380	—	—	165,380
Singapore	—	3,293	—	—	3,293
Total Revenues	$4,139,855	$1,902,582	$1,071,076	$(464,261)	$6,649,252

Industry

Our SCS business segment included revenue from the below industries:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(In thousands)
Automotive	$273,589	$246,627	$671,263	$761,593
Technology and healthcare	103,976	100,286	279,875	324,009
Consumer package goods and retail	250,449	217,901	716,880	660,581
Industrial and other	57,401	52,786	165,162	156,399
Total SCS Revenues	$685,415	$617,600	$1,833,180	$1,902,582

Maintenance Revenues
For the quarter ended September 30, 2020 and 2019, we recognized non-lease revenue from maintenance services of $241 million and $235 million, respectively, included in lease & related maintenance and rental revenues. We recognized $719 million and $710 million for the nine months ended September 30, 2020 and 2019, respectively.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
Contract Balances

Our contract liabilities consist of deferred revenue, which primarily relates to payments received in advance of performance for the maintenance services component of our ChoiceLease product. Changes in contract liabilities are due to the collection of cash or the satisfaction of our performance obligation under the contract. Deferred revenue was $623 million and $604 million as of September 30, 2020 and December 31, 2019, respectively. Revenue recognized during the nine months ended September 30, 2020 was $142 million for the amounts recorded as deferred revenue at the beginning of the year. In addition, we deferred consideration of $161 million during the nine months ended September 30, 2020, which was received in advance of performance resulting in an increase in deferred revenue.

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized (“contracted not recognized revenue”). Contracted not recognized revenue includes deferred revenue and amounts for full service ChoiceLease maintenance revenue that will be recognized as revenue in future periods as we provide maintenance services to our customers. Contracted not recognized revenue excludes variable consideration as it is not included in the transaction price consideration allocated at contract inception, as well as revenues from our lease component of our ChoiceLease product and commercial rental product. Contracted not recognized revenue was $2.7 billion as of September 30, 2020. As a practical expedient, we do not disclose information about remaining performance obligations that are part of a contract that has an original expected duration of one year or less, and when we have the right to invoice the customer and the revenue recognized corresponds directly with the value to the customer of our performance completed to date, such as our SCS and DTS contracts.
Costs to Obtain and Fulfill a Contract

We capitalize incremental sales commissions paid as a result of executing ChoiceLease, SCS and DTS service contracts as contract costs. Capitalized sales commissions were $91 million and $105 million as of September 30, 2020 and December 31, 2019, respectively. Capitalized sales commissions include initial direct costs of our leases of $47 million and $55 million as of September 30, 2020 and December 31, 2019, respectively, related to incremental sales commissions paid to our sales force as a result of executing ChoiceLease contracts. Capitalized sales commissions are presented in “Sales-type leases and other assets” in our Condensed Consolidated Balance Sheets.

For both the quarters ended September 30, 2020 and 2019, sales commission expense was $11 million. For the nine months ended September 30, 2020 and 2019, sales commission expense was $33 million and $32 million, respectively.

4. RECEIVABLES, NET

	September 30, 2020	December 31, 2019
	(In thousands)
Trade	$1,032,337	$1,060,298
Sales-type leases	126,657	135,353
Other, primarily warranty and insurance	42,635	55,600
	1,201,629	1,251,251
Allowance for credit losses and other	(45,393)	(22,761)
Total	$1,156,236	$1,228,490

The following table provides a reconciliation of our allowance for credit losses (in thousands):

Balance at December 31, 2019	$10,500
Charges to provisions for credit losses	35,000
Impact of adoption of new accounting standard, write-offs, and other	(11,200)
Balance at September 30, 2020	34,300
Allowance for billing adjustments	11,093
Allowance for credit losses and other	$45,393

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
On January 1, 2020, we adopted the new accounting guidance related to the allowance for credit losses on our trade receivables and sales-type leases. As a result of the adoption, we increased our allowance for credit losses and reduced retained earnings as of January 1, 2020, which was not material. We maintain an allowance for credit losses and an allowance for billing adjustments related to certain discounts and other customer concessions. The estimates to determine the allowance are updated regularly based on our review of historical loss rates, as well as current and expected events impacting our business segments, current collection trends and billing adjustments processed. Amounts are charged against the allowance when the receivable is determined to be uncollectible.

When a business relationship with a customer is initiated, we evaluate collectibility from the customer and it is continuously monitored as services are provided. We have a credit rating system based on internally developed standards and ratings provided by third parties. Our credit rating system, along with monitoring for delinquent payments, allows us to make decisions as to whether collectibility is probable at the on-set of the relationship and subsequently as we offer services. Factors considered during this process include historical payment trends, industry risks, liquidity of the customer, years in business, judgments, liens, and bankruptcies. Payment terms vary by contract type, although terms generally include a requirement of payment within 15 to 90 days. Due to the COVID-19 pandemic, we temporarily extended payment terms for certain customers in the second quarter, which we have elected not to assess as a lease modification. The majority of these customers have made payments in accordance with their extended terms. We continue to actively monitor the impact of the COVID-19 pandemic on expected credit losses.

5. REVENUE EARNING EQUIPMENT, NET

	September 30, 2020			December 31, 2019
	Cost	Accumulated Depreciation	Net Book Value (1)	Cost	Accumulated Depreciation	Net Book Value (1)
	(In thousands)
Held for use:
ChoiceLease	$11,436,263	$(4,271,752)	$7,164,511	$12,223,179	$(4,125,342)	$8,097,837
Commercial rental	2,721,200	(981,959)	1,739,241	3,200,403	(1,049,850)	2,150,553
Held for sale	885,325	(706,497)	178,828	748,435	(569,161)	179,274
Total	$15,042,788	$(5,960,208)	$9,082,580	$16,172,017	$(5,744,353)	$10,427,664
 ————————————
(1)Revenue earning equipment, net includes vehicles under finance leases of $10 million, less accumulated depreciation of $8 million, as of September 30, 2020, and $12 million, less accumulated depreciation of $8 million, as of December 31, 2019.

We periodically review and adjust, as appropriate, the estimated residual values and useful lives of existing revenue earning equipment for the purposes of recording depreciation expense. Our review of the estimated residual values and useful lives of revenue earning equipment is established with a long-term view, which we refer to as "policy depreciation," and is based on vehicle class, generally subcategories of trucks, tractors and trailers by weight and usage, as well as other factors. These other factors include, but are not limited to, historical, current, and expected future market prices; expected lives of vehicles; and expected sales of used vehicles in the wholesale and retail markets. A reduction in estimated residual values or useful lives will result in an increase in depreciation expense over the remaining life of the vehicle.

We also assess estimates of residual values of vehicles expected to be made available for sale in the near-term (generally 12 to 24 months) based on near-term market rates and conditions and may adjust residual values for these vehicles, which we refer to as “accelerated depreciation.”

In the first half of 2020, we performed a review of the estimated residual values of our FMS revenue earning equipment for both accelerated and policy depreciation primarily due to the COVID-19 pandemic and the impact on current and expected used vehicle market conditions. We did not have any further changes to our residual value estimates in the third quarter of 2020. For the three and nine months ended September 30, 2020, we recognized policy and accelerated depreciation impacts totaling $100 million and $405 million, respectively, related to prior residual estimate changes in 2019 and 2020. The amounts included below only reflect the impacts from the estimate changes that occurred in the first and second quarters of 2020.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
Accelerated Depreciation
In the first quarter of 2020, we revised our residual value estimates for vehicles that are expected to be sold in the near-term (through mid-2021) and recorded valuation adjustments on our vehicles held for sale due to the expected negative impacts of the COVID-19 pandemic on pricing and volume of used vehicle sales. At that time, we expected lower used vehicle pricing in the second half of 2020 due to lower demand rather than our previous expectations of a modest increase. In the second quarter of 2020, we further revised our residual value estimates to reflect an expected delayed recovery in the used vehicle market beyond mid-2021 and thus extended accelerated depreciation by an additional year to now include vehicles expected to be sold through mid-2022. As a result of these changes in estimated residual values, we recorded additional accelerated depreciation in the third quarter of 2020 of $23 million, which included net gains of $13 million for used vehicle sales results. For the nine months ended September 30, 2020, we recorded additional accelerated depreciation of $133 million, which included net losses of $17 million for used vehicle sales results.
Policy Depreciation
In the second quarter of 2020, as a result of the expected negative impacts on pricing and volumes related to COVID-19 and our lowered longer term outlook, we concluded that our residual value estimates likely exceeded the expected future values that would be realized upon the sale of vehicles in our fleet for vehicles expected to be sold after mid-2022. Therefore, we lowered our estimated residual values primarily for our truck fleet, and to a lesser extent, our tractor fleet, effective April 1, 2020. In evaluating our residual value estimates, we reviewed recent multi-year trends; management and third-party longer-term outlook for the used vehicle market, including impacts of COVID-19 and the demand and pricing of our used vehicles; expected sales volumes through our retail and wholesale channels; inventory levels; and other factors that management deemed necessary to appropriately reflect our expected long-term sales proceeds. In the three and nine months ended September 30, 2020, we recorded additional policy depreciation of $18 million and $36 million, respectively.
Impact of Change in Estimate
The changes in our residual value estimates in the first half of 2020 resulted in an increase in depreciation expense of $41 million and $169 million for the three and nine months ended September 30, 2020, respectively. This resulted in a decrease to our net earnings of $30 million and $125 million and diluted earnings per share of $0.58 and $2.39 for the three and nine months ended September 30, 2020, respectively.

Used Vehicle Sales and Valuation Adjustments
Revenue earning equipment held for sale is stated at the lower of carrying amount or fair value less costs to sell. Losses on vehicles held for sale for which carrying values exceeded fair value, which we refer to as "valuation adjustments," are recognized at the time they are deemed to meet the held for sale criteria and are presented within “Used vehicle sales, net” in the Condensed Consolidated Statements of Earnings. For revenue earning equipment held for sale, we stratify our fleet by vehicle type (trucks, tractors and trailers), weight class, age and other relevant characteristics and create classes of similar assets for analysis purposes. For revenue earning equipment held for sale, fair value was determined based upon recent market prices obtained from our own sales experience for each class of similar assets and vehicle condition. In addition, we also consider expected declines in market prices when valuing the vehicles held for sale, as well as the forecasted sales channel (retail/wholesale).

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
The following table presents our assets held for sale that are measured at fair value on a nonrecurring basis and considered a Level 3 fair value measurement:

			Total Losses (2)
			Three months ended September 30,		Nine months ended September 30,
	September 30, 2020	December 31, 2019	2020	2019	2020	2019
	(In thousands)
Revenue earning equipment held for sale (1):
Trucks	$53,736	$39,009	$511	$10,269	$16,962	$30,556
Tractors	82,593	73,359	603	14,430	12,091	34,451
Trailers	2,480	2,206	819	1,195	5,404	2,859
Total assets at fair value	$138,809	$114,574	$1,933	$25,894	$34,457	$67,866
 ————————————
(1)Assets held for sale in the table above only include the portion of revenue earning equipment held for sale where net book values exceeded fair values and fair value valuation adjustments were recorded. The net book value of assets held for sale that were less than fair value was $40 million and $65 million as of September 30, 2020 and December 31, 2019, respectively.
(2)Total losses represent fair value valuation adjustments for all vehicles reclassified to held for sale throughout the period for which fair value was less than net book value.
The components of used vehicle sales, net were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(In thousands)
Losses (gains) on vehicle sales, net	$(14,852)	$(3,160)	$(17,204)	$(18,775)
Losses from valuation adjustments	1,933	25,894	34,457	67,866
Used vehicle sales, net	$(12,919)	$22,734	$17,253	$49,091

6. GOODWILL AND INTANGIBLE ASSETS

The carrying amount of goodwill attributable to each reportable business segment with changes therein was as follows:

	FMS	SCS	DTS	Total
	(In thousands)
Balance at December 31, 2019	$243,702	$190,515	$40,808	$475,025
Foreign currency translation adjustments	(130)	(147)	—	(277)
Balance at September 30, 2020	$243,572	$190,368	$40,808	$474,748

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

Given this level of fair value, in the event the financial performance of FMS NA does not meet our expectations in the future; we experience future prolonged market downturns, including in the used vehicle market or continued declines in our stock price; worsening trends from the COVID-19 pandemic; or there are other negative revisions to key assumptions, we may be required to perform additional impairment analyses and could be required to recognize a non-cash goodwill impairment charge. As of September 30, 2020, FMS NA goodwill was $244 million. We determined that there have not been any interim impairment trigger events since the first quarter of 2020.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
The following table includes the carrying value of our intangible assets attributable to each reportable business segment:

	September 30, 2020
	FMS	SCS	DTS	CSS	Total
	(In thousands)
Indefinite lived intangible assets - Trade name	$—	$—	$—	$8,731	$8,731
Finite lived intangible assets, primarily customer relationships	57,686	50,249	7,582	—	115,517
Accumulated amortization	(51,109)	(23,574)	(4,620)	—	(79,303)
Total	$6,577	$26,675	$2,962	$8,731	$44,945

	December 31, 2019
	FMS	SCS	DTS	CSS	Total
	(In thousands)
Indefinite lived intangible assets - Trade name	$—	$—	$—	$8,731	$8,731
Finite lived intangible assets, primarily customer relationships	57,686	50,249	7,582	—	115,517
Accumulated amortization	(49,031)	(20,047)	(4,265)	—	(73,343)
Total	$8,655	$30,202	$3,317	$8,731	$50,905

7. ACCRUED EXPENSES AND OTHER LIABILITIES

	September 30, 2020			December 31, 2019
	Accrued Expenses	Non-Current Liabilities	Total	Accrued Expenses	Non-Current Liabilities	Total
	(In thousands)
Salaries and wages	$137,112	$—	$137,112	$126,119	$—	$126,119
Deferred compensation	4,638	70,542	75,180	6,436	65,006	71,442
Pension benefits	3,852	436,222	440,074	3,863	413,829	417,692
Other postretirement benefits	1,473	18,893	20,366	1,478	20,187	21,665
Other employee benefits	16,203	—	16,203	21,577	—	21,577
Insurance obligations (1)	170,515	296,997	467,512	163,763	285,838	449,601
Operating taxes	125,668	52,873	178,541	116,003	—	116,003
Income taxes	4,989	16,968	21,957	2,873	17,484	20,357
Interest	51,137	—	51,137	46,032	—	46,032
Deposits, mainly from customers	76,183	3,073	79,256	82,573	3,065	85,638
Operating lease liabilities	74,958	174,964	249,922	72,285	151,361	223,646
Deferred revenue (2)	175,862	446,905	622,767	165,205	438,482	603,687
Restructuring liabilities (3)	11,281	—	11,281	6,765	—	6,765
Other	69,715	52,524	122,239	61,105	46,751	107,856
Total	$923,586	$1,569,961	$2,493,547	$876,077	$1,442,003	$2,318,080
 ————————————
(1)Insurance obligations are primarily comprised of self-insured claim liabilities.
(2)Deferred revenue is primarily related to the non-lease maintenance services component of our ChoiceLease product line.
(3)The increase in restructuring liabilities from December 31, 2019 primarily represents certain severance actions in the second quarter of 2020. Refer to Note 16, "Other Items Impacting Comparability," for further information on restructuring activities during the second quarter. The majority of the balance remaining in restructuring liabilities is expected to be paid by mid-2021.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
8. INCOME TAXES
Effective Tax Rate

Our effective income tax rate from continuing operations for the third quarter of 2020 was an expense of 17.7% as compared to an expense of 0.3% in the third quarter of 2019 and a benefit of 10.3% in the nine months ended September 30, 2020 as compared to an expense of 62.7% in the nine months ended September 30, 2019. The tax rates were impacted by the reduction in earnings due to additional depreciation charges in all periods presented. The tax rate for the nine months ended September 30, 2020 was also impacted by the discrete recognition of a $13 million valuation allowance against our U.K. deferred tax assets in the first quarter of 2020.

9. LEASES
Leases as Lessor

The components of lease income were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(In thousands)
Operating leases
Lease income related to ChoiceLease	$387,867	$381,170	$1,173,094	$1,116,029
Lease income related to commercial rental (1)	208,489	249,941	565,404	708,181

Sales-type leases
Interest income related to net investment in leases	$12,836	$11,169	$36,560	$33,057

Variable lease income excluding commercial rental (1)	$73,740	$69,641	$198,129	$183,489
————————————
(1)Lease income related to commercial rental includes both fixed and variable lease income. Variable lease income is approximately 15% to 25% of total commercial rental income based on management's internal estimates.

The components of net investment in sales-type leases were as follows:

	September 30, 2020	December 31, 2019
	(In thousands)
Net investment in the lease — lease payment receivable	$567,871	$553,076
Net investment in the lease — unguaranteed residual value in assets	41,842	44,952
	609,713	598,028
Estimated loss allowance (1)	(2,713)	(673)
Total (2)	$607,000	$597,355
————————————
(1)Amount as of September 30, 2020 reflects an immaterial cumulative-effect adjustment in connection with the adoption of the new credit loss standard (refer to Note 2 for further information).
(2)Net investment in the sales-type lease are included in "Receivables, net" and "Sales-type leases and other assets" in the Condensed Consolidated Balance Sheets.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
10. DEBT

	Weighted Average Interest Rate
	September 30, 2020	Maturities	September 30, 2020	December 31, 2019
			(In thousands)
Debt:
U.S. commercial paper (1)	0.25%	2023	$55,408	$511,486
Canadian commercial paper (1)	0.99%	2023	96,040	136,199
Trade receivables program	—%	2021	—	—
Global revolving credit facility	1.25%	2023	800	8,104
Unsecured U.S. notes — Medium-term notes (1)(2)	3.36%	2021-2026	5,770,695	5,965,064
Unsecured U.S. obligations	2.53%	2021-2024	500,000	200,000
Unsecured foreign obligations	1.80%	2021-2024	271,639	270,719
Asset-backed U.S. obligations (3)	2.52%	2020-2026	720,925	807,374
Finance lease obligations and other		2020-2073	47,456	51,717
			7,462,963	7,950,663
Debt issuance costs			(26,391)	(25,875)
Total debt			7,436,572	7,924,788
Short-term debt and current portion of long-term debt			(1,133,396)	(1,154,564)
Long-term debt			$6,303,176	$6,770,224
 ————————————
(1)Amounts are net of unamortized original issue discounts of $5 million and $6 million as of September 30, 2020 and December 31, 2019, respectively.
(2)Includes the impact from the fair market values of hedging instruments on our notes, which were not material as of both September 30, 2020 and December 31, 2019. The notional amount of the executed interest rate swaps designated as fair value hedges was $150 million and $525 million as of September 30, 2020 and December 31, 2019, respectively.
(3)Asset-backed U.S. obligations are related to financing transactions backed by a portion of our revenue earning equipment.

Debt Proceeds and Repayments

The following table includes our debt proceeds and repayments for the nine months ended September 30, 2020.

Debt Proceeds		Debt Repayments
(In thousands)
Medium-term notes	$799,648	Medium-term notes	$1,000,000
Trade receivables program	300,000	Trade receivables program	300,000
U.S. and foreign term loans and other	656,849	U.S. and foreign term loan, finance lease obligations, and other repayments	448,121
Total debt proceeds	$1,756,497	Total debt repaid	$1,748,121

In October 2020, we repaid the remaining $300 million outstanding balance on our floating-rate unsecured 364-day U.S. term loan.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
Global Revolving Credit Facility

We maintain a $1.4 billion global revolving credit facility with a syndicate of twelve lending institutions, which matures in September 2023. The agreement provides for annual facility fees that range from 7.5 basis points to 20 basis points based on our long-term credit ratings. The annual facility fee is 15 basis points as of September 30, 2020, which applies to the total facility size of $1.4 billion. The credit facility is primarily used to finance working capital, but can also be used to issue up to $75 million in letters of credit (there were no letters of credit outstanding against the credit facility at September 30, 2020). At our option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. The credit facility contains no provisions limiting its availability in the event of a material adverse change to our business operations; however, the credit facility does contain standard representations and warranties, events of default, cross-default provisions and certain affirmative and negative covenants. As of September 30, 2020, there was $1.2 billion available under the credit facility.

In order to maintain availability of funding, we must maintain a ratio of debt to consolidated Net Worth of less than or equal to 300%. Consolidated Net Worth, as defined in the credit facility, represents shareholders' equity excluding any accumulated other comprehensive income or loss associated with our pension and other postretirement plans. In the second quarter of 2020, Net Worth was amended to also (1) exclude currency translation adjustment as reported in our consolidated balance sheet; (2) add back the after-tax charge to shareholders' equity which resulted from our adoption of the new lease accounting standard as of December 31, 2018 (amortized quarterly to 50% of the charge over a 7 year period); and (3) add back any potential non-cash FMS North America goodwill impairment charges, should they occur, up to a maximum amount. As of September 30, 2020, the ratio was 218%.

Our global revolving credit facility enables us to refinance short-term obligations on a long-term basis. Short-term commercial paper obligations are classified as long-term as we have both the intent and ability to refinance on a long-term basis. Starting in 2020, we have reflected all contractual maturities within the next twelve months in the current portion of long-term debt even though we may refinance these obligations on a long-term basis and have the ability to do so under our revolving credit facility. As of December 31, 2019, we classified $227 million of short-term commercial paper, $400 million of the current portion of long-term debt and $201 million of short-term debt as long-term debt as we had the intent and ability to refinance the current portion of these long-term debt on a long-term basis.

Trade Receivables Program

In February 2020, we increased the amount of maximum available proceeds from our trade receivables purchase and sale program from $225 million to $300 million. In April 2020, we extended the maturity of the trade receivables program to April 2021. As of September 30, 2020, the available proceeds under the program were $300 million.

Fair Value and Other

We had letters of credit and surety bonds outstanding of $484 million and $453 million as of September 30, 2020 and December 31, 2019, respectively, which primarily guarantee the payment of insurance claims.

The fair value of total debt (excluding capital lease and asset-backed U.S. obligations) was approximately $7.1 billion and $7.0 billion as of September 30, 2020 and December 31, 2019, respectively. For publicly-traded debt, estimates of fair value were based on market prices. For other debt, fair value was estimated based on a model-driven approach using rates currently available to us for debt with similar terms and remaining maturities. The fair value measurements of our publicly-traded debt and other debt were classified within Level 2 of the fair value hierarchy. The carrying amounts reported in the Condensed Consolidated Balance Sheets for “Cash and cash equivalents,” “Receivables, net” and “Accounts payable” approximate fair value due to the immediate or short-term maturities of these financial instruments.

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

In the second quarter of 2020, management decided to temporarily suspend the 2019 share repurchase program due to the impact of COVID-19, however we intend to recommence the program in the fourth quarter of 2020. During the nine months ended September 30, 2020 and September 30, 2019, we repurchased approximately 303,000 shares for $12 million and 408,000 shares for $24 million, respectively.

12. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following summary sets forth the components of accumulated other comprehensive loss, net of tax:

	Currency Translation Adjustments	Net Actuarial Loss and Prior Service Costs (1)	Unrealized Gain (Loss) from Cash Flow Hedges	Accumulated Other Comprehensive Loss
	(In thousands)
December 31, 2019	$(162,243)	$(667,459)	$(6,789)	$(836,491)
Amortization	—	22,541	—	22,541
Other current period change	(33,871)	(71,793)	(10,104)	(115,768)
September 30, 2020	$(196,114)	$(716,711)	$(16,893)	$(929,718)

	Currency Translation Adjustments	Net Actuarial Loss and Prior Service Costs (1)	Unrealized Gain (Loss) from Cash Flow Hedges	Accumulated Other Comprehensive Loss
	(In thousands)
December 31, 2018	$(199,704)	$(711,921)	$(9)	$(911,634)
Amortization	—	17,496	—	17,496
Other current period change	(4,750)	(7,203)	(9,063)	(21,016)
September 30, 2019	$(204,454)	$(701,628)	$(9,072)	$(915,154)
_______________________
(1)These amounts are included in the computation of net pension expense. Amortization in 2020 includes the curtailment loss recorded in the third quarter. See Note 15, "Employee Benefit Plans," for additional information.

The loss from currency translation adjustments in the nine months ended September 30, 2020 was primarily due to the weakening of the British Pound and Canadian Dollar against the U.S. Dollar. The loss from currency translation adjustments in the nine months ended September 30, 2019 was primarily due to the weakening of the British Pound against the U.S. Dollar offset by the strengthening of the Canadian Dollar against the U.S. Dollar.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
13. EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings (loss) per common share from continuing operations:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(In thousands, except per share amounts)
Earnings (loss) per share — Basic:
Earnings (loss) from continuing operations	$45,085	$(91,538)	$(137,749)	$29,804
Less: Distributed and undistributed earnings allocated to unvested stock	(198)	(114)	(379)	(336)
Earnings (loss) from continuing operations available to common shareholders — Basic	$44,887	$(91,652)	$(138,128)	$29,468

Weighted average common shares outstanding — Basic	52,451	52,319	52,364	52,358

Earnings (loss) from continuing operations per common share — Basic	$0.86	$(1.75)	$(2.64)	$0.56

Earnings (loss) per share — Diluted:
Earnings (loss) from continuing operations	$45,085	$(91,538)	$(137,749)	$29,804
Less: Distributed and undistributed earnings allocated to unvested stock	(198)	(114)	(379)	(336)
Earnings (loss) from continuing operations available to common shareholders — Diluted	$44,887	$(91,652)	$(138,128)	$29,468

Weighted average common shares outstanding — Basic	52,451	52,319	52,364	52,358
Effect of dilutive equity awards	278	—	—	199
Weighted average common shares outstanding — Diluted	52,729	52,319	52,364	52,557

Earnings (loss) from continuing operations per common share — Diluted	$0.85	$(1.75)	$(2.64)	$0.56

Anti-dilutive equity awards not included above	2,574	3,170	3,544	1,945

14. SHARE-BASED COMPENSATION PLANS

The following table provides information on share-based compensation expense and income tax benefits recognized during the periods:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(In thousands)
Stock option and stock purchase plans	$1,052	$1,511	$3,461	$4,986
Unvested stock awards	7,337	5,244	15,558	16,691
Share-based compensation expense	8,389	6,755	19,019	21,677
Income tax benefit	(1,470)	(1,327)	(2,955)	(3,861)
Share-based compensation expense, net of tax	$6,919	$5,428	$16,064	$17,816

Total unrecognized pre-tax compensation expense related to all share-based compensation arrangements at September 30, 2020 was $45 million and is expected to be recognized over a weighted-average period of 2.0 years.

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

15. EMPLOYEE BENEFIT PLANS

Components of net pension expense were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(In thousands)
Company-administered plans:
Service cost	$2,967	$2,449	$8,921	$8,264
Interest cost	17,463	21,301	52,348	64,165
Expected return on plan assets	(24,304)	(22,350)	(72,515)	(67,615)
Curtailment loss	6,303	—	6,303	—
Amortization of:
Net actuarial loss	7,597	8,170	22,749	23,212
Prior service cost	187	167	559	533
	10,213	9,737	18,365	28,559
Union-administered plans	2,769	2,718	8,346	7,876
Net pension expense	$12,982	$12,455	$26,711	$36,435

Company-administered plans:
U.S.	$12,215	$11,067	$25,048	$33,199
Non-U.S.	(2,002)	(1,330)	(6,683)	(4,640)
	10,213	9,737	18,365	28,559
Union-administered plans	2,769	2,718	8,346	7,876
Net pension expense	$12,982	$12,455	$26,711	$36,435

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
Non-operating pension costs include the amortization of net actuarial loss and prior service cost, interest cost and expected return on plan assets components of pension and postretirement benefit costs, as well as any significant charges for settlements or curtailments if recognized. During the nine months ended September 30, 2020, we contributed $74 million to our pension plans, which included additional contributions of $38 million made during the third quarter. In 2020, the expected total contributions to our pension plans are approximately $76 million. We also maintain other postretirement benefit plans that are not reflected in the table above. The amount of postretirement benefit expense was not material for any period presented.

On September 30, 2020, our Board of Directors approved an amendment to freeze our U.S. and Canadian pension plans for certain previously grandfathered participants effective December 31, 2020. As a result, these employees will cease accruing further benefits under the pension plans after December 31, 2020 and will begin participating in an enhanced 401(k) plan that is available to existing non-grandfathered employees. All retirement benefits earned as of December 31, 2020 will be fully preserved and will be paid in accordance with the plan and legal requirements. In the third quarter of 2020, we recognized a curtailment loss of $6 million in non-operating pension costs with an offset to accumulated other comprehensive loss as a result of the freeze of the pension plans. In addition, as a result of an interim actuarial valuation due to the curtailment of the plans, we recognized a decrease in the funded status of the impacted pension plans of $95 million, including the impact of the curtailment, and an increase in the net actuarial loss recognized within accumulated other comprehensive loss of approximately $68 million, net of tax.

16. OTHER ITEMS IMPACTING COMPARABILITY

Our primary measure of segment performance as shown in Note 19, "Segment Reporting," excludes certain items we do not believe are representative of the ongoing operations of the segment. Excluding these items from our segment measure of performance allows for better year over year comparison:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(In thousands)
Restructuring and other, net	$13,767	$5,234	$43,790	$13,757
ERP implementation costs	5,751	6,126	27,109	13,617
Gains on sale of properties	(3,733)	—	(3,733)	(18,614)
Total other items impacting comparability	$15,785	$11,360	$67,166	$8,760

During the three and nine months ended September 30, 2020 and 2019, other items impacting comparability included:

•Restructuring and other, net — For the three and nine months ended September 30, 2020, this item primarily included net losses in our ChoiceLease insurance liability program which was discontinued in January 2020 and professional fees related to the pursuit of a commercial claim. The exit of the insurance liability program is estimated to be completed in the second quarter of 2021. In addition, the nine months ended September 30, 2020 included severance costs of $13 million related to planned actions to reduce headcount, primarily in our North American and U.K. FMS operations. For the three and nine months ended September 30, 2019, this primarily included charges related to cost savings initiatives and the pursuit of a commercial claim.

•ERP implementation costs — This item relates to charges in connection with the implementation of an Enterprise Resource Planning (ERP) system. In July 2020, we went live with the first module of our ERP system for human resources.

•Gains on sale of properties — We recorded a gain on the sale in the third quarter of 2020 for certain FMS maintenance properties in the U.S. and U.K. that were closed in prior periods related to cost reduction actions. During the nine months ended September 30, 2019, we recorded a gain on the sale of certain SCS properties. These gains are reflected within "Miscellaneous (income) loss, net" in our Condensed Consolidated Statements of Earnings.

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

We will establish loss provisions for matters in which losses are probable and can be reasonably estimated. Our estimates regarding potential losses and materiality are based on our judgment and assessment of the claims utilizing currently available information. Although we will continue to reassess our reserves and estimates based on future developments, our objective assessment of the legal merits of such claims may not always be predictive of the outcome and actual results may vary from our current estimates. In the third quarter of 2020, we accrued $9 million related primarily to adverse developments in several cases related to payments for transportation services in Brazil that was recorded in discontinued operations.

Securities Litigation Relating to Residual Value Estimates
On May 20, 2020, a putative class action on behalf of purchasers of our securities who purchased or otherwise acquired their securities between July 23, 2015 and February 13, 2020, inclusive (the “Class Period”), was commenced against Ryder and certain of our current and former officers in the U.S. District Court for the Southern District of Florida, captioned Key West Policy & Fire Pension Fund v. Ryder System, Inc., et al. The complaint alleges, among other things, that the defendants misrepresented Ryder’s depreciation policy and residual value estimates for its vehicles during the Class Period in violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seeks to recover, among other things, unspecified compensatory damages and attorneys' fees and costs. On August 3, 2020, the State of Alaska, Alaska Permanent Fund, the City of Fort Lauderdale General Employees' Retirement System, and the City of Plantation Police Officers Pension Fund were appointed lead plaintiffs. On October 5, 2020, the lead plaintiffs filed an amended complaint.
In addition, on June 26, 2020 and August 6, 2020, two shareholder derivative complaints purportedly on behalf of Ryder were filed in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, against us as nominal defendant and certain of our current and former officers and our current directors, relating to the allegations set forth in the securities class action complaint and alleging breaches of fiduciary duties and unjust enrichment. The plaintiffs, on our behalf, are seeking an award of monetary damages and restitution to us, improvements in our corporate governance and internal procedures, and legal fees.
We believe the claims asserted in the complaints are without merit and intend to defend against them vigorously.

18. SUPPLEMENTAL CASH FLOW INFORMATION

	Nine months ended September 30,
	2020	2019
	(In thousands)
Interest paid	$177,426	$166,720
Income taxes paid	9,918	15,528
Right-of-use assets obtained in exchange for lease obligations:
Finance leases	7,551	15,336
Operating leases	88,646	70,365

	September 30, 2020	December 31, 2019
	(In thousands)
Capital expenditures acquired but not yet paid	$69,981	$185,264

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
19. SEGMENT REPORTING
Our operating segments are aggregated into reportable business segments based upon similar economic characteristics, products, services, customers and delivery methods. We report our financial performance based on three business segments: (1) FMS, which provides full service leasing and leasing with flexible maintenance options, commercial rental, and contract or transactional maintenance services of trucks, tractors and trailers to customers principally in the U.S., Canada and the U.K.; (2) SCS, which provides integrated logistics solutions, including distribution management, dedicated transportation, last mile delivery and professional services in North America; and (3) DTS, which provides turnkey transportation solutions in the U.S. that includes dedicated vehicles, drivers and engineering, and administrative support. Dedicated transportation services provided as part of an operationally integrated, multi-service, supply chain solution to SCS customers are primarily reported in the SCS business segment.

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

Segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented. We do not record right-of-use assets or liabilities for our intercompany operating leases between FMS and the SCS and DTS business segments.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
The following table sets forth financial information for each of our segments and provides a reconciliation between segment EBT and earnings from continuing operations before income taxes.

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(In thousands)
Revenue:
Fleet Management Solutions:
ChoiceLease	$788,179	$770,719	$2,346,546	$2,268,048
SelectCare	128,373	133,434	390,370	405,572
Commercial rental	220,076	262,976	595,013	752,995
Other	16,738	22,456	52,496	68,681
Fuel services revenue	138,880	198,669	429,468	618,906
ChoiceLease liability insurance revenue (1)	4,971	9,092	21,738	25,653
Fleet Management Solutions	1,297,217	1,397,346	3,835,631	4,139,855
Supply Chain Solutions	685,415	617,600	1,833,180	1,902,582
Dedicated Transportation Solutions	299,680	359,211	928,512	1,071,076
Eliminations (2)	(131,737)	(150,225)	(390,160)	(464,261)
Total revenue	$2,150,575	$2,223,932	$6,207,163	$6,649,252

Earnings (Loss) Before Taxes:
Fleet Management Solutions	$16,152	$(108,550)	$(202,157)	$10,107
Supply Chain Solutions	57,848	34,595	125,789	112,686
Dedicated Transportation Solutions	24,728	18,490	58,141	63,034
Eliminations	(12,936)	(6,118)	(30,750)	(42,586)
	85,792	(61,583)	(48,977)	143,241
Unallocated Central Support Services	(8,042)	(11,432)	(28,146)	(34,461)
Non-operating pension costs (3)	(7,200)	(6,885)	(9,357)	(20,060)
Other items impacting comparability, net (4)	(15,785)	(11,360)	(67,166)	(8,760)
Earnings (loss) from continuing operations before income taxes	$54,765	$(91,260)	$(153,646)	$79,960
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
components of pension and postretirement benefit costs and curtailment and settlement charges if one has occurred.
(4)Refer to Note 16, “Other Items Impacting Comparability,” for a discussion of items excluded from our primary measure of segment performance.

The following table sets forth the capital expenditures paid for each of our segments.

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(In thousands)
Fleet Management Solutions	$164,019	$723,555	$843,351	$2,890,773
Supply Chain Solutions	6,380	9,965	26,254	35,459
Dedicated Transportation Solutions	290	727	1,053	1,587
Central Support Services	3,781	12,224	8,742	29,413
Total capital expenditures paid	$174,470	$746,471	$879,400	$2,957,232

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included under Item 1. In addition, reference should be made to our audited Consolidated Financial Statements and notes thereto and related MD&A included in the 2019 Annual Report on Form 10-K.

OVERVIEW
Ryder is a leading logistics and transportation company. Our operating segments are aggregated into reportable business segments based upon similar economic characteristics, products, services, customers and delivery methods. We report our financial performance based on three business segments: (1) Fleet Management Solutions (FMS), which provides full service leasing and leasing with flexible maintenance options, commercial rental, and contract or transactional maintenance services of trucks, tractors and trailers to customers principally in the U.S., Canada and the U.K.; (2) Supply Chain Solutions (SCS), which provides integrated logistics solutions, including distribution management, dedicated transportation, last mile delivery and professional services in North America; and (3) Dedicated Transportation Solutions (DTS), which provides turnkey transportation solutions in the U.S. that includes dedicated vehicles, drivers and engineering, and administrative support. Dedicated transportation services provided as part of an operationally integrated, multi-service, supply chain solution to SCS customers are primarily reported in the SCS business segment.

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

Our results of operations and financial condition are influenced by a number of factors including, but not limited to: used vehicle sales; macroeconomic and other market conditions, including pricing and demand; customer contracting activity and retention; rental demand; maintenance costs; residual value estimates and other depreciation changes; currency exchange rate fluctuations; customer preferences; inflation; fuel and energy prices; general economic conditions; insurance costs; interest rates; labor costs; unemployment; tax rates; changes in accounting or regulatory requirements; and cybersecurity attacks. Additionally, in 2020, our business has, and may continue to be, impacted by the coronavirus (COVID-19) pandemic. For a detailed discussion of its impact on our results and future considerations, refer to our "Consolidated Results" and "Operating Results by Business Segment" discussions below. In addition, for a detailed description of certain risk factors that impact our business, including those related to the COVID-19 pandemic, refer to “Item 1A-Risk Factors” and "Special Note Regarding Forward-Looking Statements" sections included in this Quarterly Report on Form 10-Q and in our 2019 Annual Report on Form 10-K.

This MD&A includes certain non-GAAP financial measures. Refer to the “Non-GAAP Financial Measures” section of this MD&A for information on the non-GAAP measures, including reconciliations to the most comparable GAAP financial measure and the reasons why we believe each measure is useful to investors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Operating results were as follows:

	Three months ended September 30,		Nine months ended September 30,		Change 2020/2019
	2020	2019	2020	2019	Three Months	Nine Months
	(In thousands, except per share amounts)
Total revenue	$2,150,575	$2,223,932	$6,207,163	$6,649,252	(3)%	(7)%
Operating revenue (1)	1,790,166	1,795,641	5,184,657	5,350,260	—%	(3)%

Earnings (loss) from continuing operations before income taxes (EBT) (2)	$54,765	$(91,260)	$(153,646)	$79,960	NM	NM
Comparable EBT (2) (3)	77,750	(73,015)	(77,123)	108,780	NM	NM
Earnings (loss) from continuing operations	45,085	(91,538)	(137,749)	29,804	NM	NM
Comparable earnings (loss) from continuing operations (3)	63,821	(78,098)	(57,740)	54,218	NM	NM
Net earnings (loss)	35,834	(91,455)	(147,878)	29,076	NM	NM

Earnings (loss) per common share (EPS) — Diluted
Continuing operations	$0.85	$(1.75)	$(2.64)	$0.56	NM	NM
Comparable (3)	1.21	(1.49)	(1.11)	1.03	NM	NM
Net earnings (loss)	0.68	(1.75)	(2.83)	0.55	NM	NM
————————————
(1)Non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section of this MD&A for a reconciliation of total revenue to operating revenue and the reasons why management believes this measure is important to investors.
(2)EBT includes (rounded to the closest thousand):

	Three months ended September 30,		Nine months ended September 30,		Change 2020/2019
	2020	2019	2020	2019	Three Months	Nine Months
	(In thousands)
Impact from prior residual value estimate changes*	$100,000	$208,000	$405,000	$266,000	$(108,000)	$139,000
*Includes (gains) losses on used vehicles sales, net of ($13) million and $23 million for the three months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020 and 2019, these impacts include (gains) losses of $17 million and $49 million. respectively. Refer to Note 5, "Revenue Earning Equipment," in the Notes to the Condensed Consolidated Financial Statements for further information on used vehicle sales.

(3)Non-GAAP financial measures. Refer to the “Non-GAAP Financial Measures” section for a reconciliation of EBT, net earnings and earnings per diluted common share to the comparable measures and the reasons why management believes these measures are important to investors.
NM - Not meaningful

Total revenue decreased 3% in the third quarter of 2020 primarily due to decreases in fuel revenue. Operating revenue (a non-GAAP measure excluding fuel, subcontracted transportation and ChoiceLease liability insurance revenues) remained relatively flat in the third quarter of 2020 driven by revenue growth in SCS and ChoiceLease offset by lower revenues in our commercial rental business (FMS) and DTS. For the nine months ended September 30, 2020, total revenue decreased 7% and operating revenue decreased 3% due to lower revenue in all of our business segments, including the impact of the economic slowdown from the COVID-19 pandemic particularly in our commercial rental and automotive (SCS) businesses.

EBT increased to income of $55 million in the third quarter of 2020 as compared to a loss of ($91) million in the prior year period primarily due to a declining impact of depreciation expense from prior residual value estimate changes and higher gains on used vehicles sold totaling $108 million. EBT was also benefited by improved lease results and higher SCS performance.

For the nine months ended September 30, 2020, EBT was a loss of ($154) million as compared to income of $80 million due to higher depreciation expense from prior residual value estimate changes of $139 million. The nine months ended September 30, 2020 also included negative estimated impacts in the first half of 2020 from the COVID-19 pandemic of approximately $70 million, which was net of temporary cost savings of approximately $35 million.

For discussion on the depreciation expense related to the residual value estimate changes in the first half of 2020 and the impact on our FMS segment, refer to “Critical Accounting Estimates" discussion further below and Note 5, "Revenue Earning

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Equipment," in our Condensed Consolidated Financial Statements. For more information on the depreciation expense related to the change in residual value estimates in the third quarter of 2019, refer to “Critical Accounting Estimates” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2019 Annual Report on Form 10-K.

The COVID-19 pandemic has negatively impacted several areas of our businesses. In our FMS business segment, we experienced lower demand for commercial rental and declines in the used vehicle market through the second quarter (refer to Note 5, "Revenue Earning Equipment" and “Critical Accounting Estimates" section below for additional information on residual value estimate changes and trends related to used vehicle sales). During the third quarter, we have started to experience a steady recovery in these areas as compared to the second quarter. In our Supply Chain Solutions (SCS) business segment, we experienced a deterioration in customer activity during the first half of 2020, primarily due to the temporary shutdowns in the automotive industry, which restarted their operations during the second quarter and are now generally operating at above pre-COVID-19 levels. In addition, we have experienced a decline in our sales growth opportunities in all of our businesses. Throughout the year, we have established additional credit loss reserves due to our expectations for COVID-19-related payment activity as a result of increased bankruptcies or insolvencies, or a delay in payments (refer to Note 4, "Receivables," for further information on credit loss reserves). We have attempted to mitigate the adverse impacts from the pandemic through cost reduction measures throughout the year, including lower discretionary and overhead spending, and a reduction in capital expenditures, as well as temporary employee furloughs primarily in the second quarter. In addition, we took planned actions at the end of the second quarter to reduce headcount, primarily in our North American and U.K. FMS operations. We have also experienced lower employee turnover and medical costs throughout the year.

In October 2020, we announced a one-time, special recognition and retention bonus of approximately $30 million for our front-line employees in recognition of the work performed during the pandemic. The bonus will be paid to non-incentive compensation plan eligible employees and recognized in earnings in the fourth quarter .

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, provides for an acceleration of alternative minimum tax credit refunds, the deferral of certain employer payroll taxes, the availability of an employee retention credit, and expands the availability of net operating loss usage. In addition, other governments in state, local and foreign jurisdictions in which we operate have also enacted certain relief measures. We continue to monitor new and updated legislation, however the provisions enacted have not had a material impact on our financial statements or liquidity position.

While we are experiencing positive momentum in the third quarter, any further negative effects of the pandemic may have an impact on our business and financial results, as well as on significant judgments and estimates, including those related to goodwill and other asset impairments, residual values and other depreciation assumptions, deferred income taxes and annual effective tax rates, variable revenue considerations, the valuation of our pension plans, and allowance for credit losses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
CONSOLIDATED RESULTS

Lease & Related Maintenance and Rental

	Three months ended September 30,		Nine months ended September 30,		Change 2020/2019
	2020	2019	2020	2019	Three Months	Nine Months
	(In thousands)
Lease & related maintenance and rental revenues	$933,771	$959,189	$2,730,187	$2,792,581	(3)%	(2)%
Cost of lease & related maintenance and rental	758,351	877,767	2,351,993	2,229,596	(14)%	5%
Gross margin	$175,420	$81,422	$378,194	$562,985	NM	(33)%
Gross margin %	19%	8%	14%	20%

Lease & related maintenance and rental revenues represent revenues from our ChoiceLease and commercial rental product offerings within our FMS business segment. Revenues decreased 3% to $934 million in the third quarter of 2020 and 2% to $2.7 billion for the nine months ended September 30, 2020 driven by lower commercial rental revenue, partially offset by higher ChoiceLease pricing. The decline in commercial rental revenue was due to reduced demand, including impacts from COVID-19. Revenue for the nine months ended September 30, 2020 also benefited from ChoiceLease fleet growth.

Cost of lease & related maintenance and rental represents the direct costs related to lease & related maintenance and rental revenues. These costs consist of depreciation of revenue earning equipment, maintenance costs (primarily repair parts and labor), and other costs such as licenses, insurance and operating taxes. Cost of lease & related maintenance and rental excludes interest costs from vehicle financing, which are reported within "Interest Expense" in our Condensed Consolidated Statements of Earnings. Cost of lease & related maintenance and rental decreased 14% in the third quarter of 2020 due to declining depreciation expense impacts from prior residual value estimate changes. For the nine months ended September 30, 2020, cost of lease & related maintenance and rental increased 5% due to higher depreciation expense impacts from prior residual value estimate changes. Both the third quarter and nine months ended September 30, 2020 have benefited from lower maintenance and other costs due to less activity as a result of the COVID-19 pandemic as well as our maintenance cost savings initiatives. Refer to our “Critical Accounting Estimates" discussion further below for additional information on the residual value estimate changes in 2020.

Lease & related maintenance and rental gross margin increased in the third quarter of 2020 primarily due to declining depreciation impact from prior residual value estimate changes, partially offset by lower commercial rental revenue and utilization. Gross margin for the nine months ended September 30, 2020 decreased due to higher depreciation as a result of our prior residual value estimate changes and lower commercial rental revenue and utilization. Gross margin as a percentage of revenue increased to 19% in the third quarter of 2020 as a result of the lower depreciation impact. For the nine months ended September 30, 2020, gross margin as a percentage of revenue decreased to 14% as a result of the higher depreciation impact.

Services

	Three months ended September 30,		Nine months ended September 30,		Change 2020/2019
	2020	2019	2020	2019	Three Months	Nine Months
	(In thousands)
Services revenue	$1,120,544	$1,120,900	$3,174,999	$3,412,048	—%	(7)%
Cost of services	932,510	948,087	2,680,292	2,896,182	(2)%	(7)%
Gross margin	$188,034	$172,813	$494,707	$515,866	9%	(4)%
Gross margin %	17%	15%	16%	15%

Services revenue represents all the revenues associated with our SCS and DTS business segments, as well as SelectCare and fleet support services associated with our FMS business segment. Services revenue remained flat in the third quarter due to an increase in revenue in SCS offset by a decrease in revenue in DTS. For the nine months ended September 30, 2020, services revenue decreased 7% primarily driven by decreases in revenue due to lower activity in our automotive vertical due to temporary

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
production shutdowns in the second quarter and other impacts from COVID-19 in both SCS and DTS and non-renewed business in DTS.

Cost of services represents the direct costs related to services revenue and is primarily comprised of salaries and employee-related costs, subcontracted transportation (purchased transportation from third parties), fuel, vehicle liability costs and maintenance costs. Cost of services decreased 2% in the third quarter and 7% for the nine months ended September 30, 2020 primarily due to lower activity related to COVID-19 in SCS and DTS and non-renewed business in DTS.

Services gross margin increased 9% in the third quarter of 2020. For the nine months ended September 30, 2020, services gross margin decreased 4%. Gross margin as a percentage of revenue increased to 17% in the third quarter of 2020 and 16% for the nine months ended September 30, 2020. The increases in gross margin as a percentage of revenue reflects higher revenue and operating performance in SCS and higher operating performance in DTS for the three and nine months ended September 30, 2020.

Fuel

	Three months ended September 30,		Nine months ended September 30,		Change 2020/2019
	2020	2019	2020	2019	Three Months	Nine Months
	(In thousands)
Fuel services revenue	$96,260	$143,843	$301,977	$444,623	(33)%	(32)%
Cost of fuel services	92,930	140,247	291,359	431,885	(34)%	(33)%
Gross margin	$3,330	$3,596	$10,618	$12,738	(7)%	(17)%
Gross margin %	3%	2%	4%	3%

Fuel services revenue represents fuel services provided to our FMS customers. Fuel services revenue decreased 33% in the third quarter of 2020 and 32% for the nine months ended September 30, 2020 primarily reflecting lower fuel costs passed through to customers and lower gallons sold as a result of COVID-19.

Cost of fuel services includes the direct costs associated with providing our customers with fuel. These costs include fuel, salaries and employee-related costs of fuel island attendants and depreciation of our fueling facilities and equipment. Cost of fuel services decreased 34% in the third quarter of 2020 and 33% for the nine months ended September 30, 2020 as a result of lower fuel costs and lower gallons sold.

Fuel services gross margin decreased in the third quarter of 2020 and for the nine months ended September 30, 2020. Fuel services gross margin as a percentage of revenue increased to 3% in the third quarter of 2020 and 4% for the nine months ended September 30, 2020. Fuel is largely a pass-through to customers for which we realize minimal changes in margin during periods of steady market fuel prices. However, fuel services margin is impacted by sudden increases or decreases in market fuel prices during a short period of time, as customer pricing for fuel is established based on trailing market fuel costs. Fuel services gross margin for the third quarter of 2020 and nine months ended September 30, 2020 was impacted by these price change dynamics as fuel prices fluctuated during the period.

Other Operating Expenses

	Three months ended September 30,		Nine months ended September 30,		Change 2020/2019
	2020	2019	2020	2019	Three Months	Nine Months
	(In thousands)
Other operating expenses	$30,009	$28,924	$93,423	$92,213	4%	1%

Other operating expenses include costs related to our owned and leased facilities within the FMS segment, such as facility depreciation, rent, purchased insurance, utilities and taxes. These facilities are utilized to provide maintenance to our ChoiceLease, commercial rental, and SelectCare customers. Other operating expenses remained relatively flat in the third quarter of 2020 and for the nine months ended September 30, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Selling, General and Administrative Expenses

	Three months ended September 30,		Nine months ended September 30,		Change 2020/2019
	2020	2019	2020	2019	Three Months	Nine Months
	(In thousands)
Selling, general and administrative expenses (SG&A)	$211,183	$216,037	$643,866	$673,778	(2)%	(4)%
Percentage of total revenue	10%	10%	10%	10%

SG&A expenses decreased 2% in the third quarter of 2020 and 4% for the nine months ended September 30, 2020. The decrease in SG&A expenses in third quarter of 2020 primarily reflects lower travel expense and professional services fees. For the nine months ended September 30, 2020, the decrease was primarily driven by lower compensation related expenses due to temporary employee furloughs that occurred primarily in the second quarter, lower travel expense and lower professional services fees partially offset by higher bad debt expense. SG&A expenses as a percentage of total revenue remained flat at 10% for both the third quarter of 2020 and the nine months ended September 30, 2020.

Non-Operating Pension Costs

	Three months ended September 30,		Nine months ended September 30,		Change 2020/2019
	2020	2019	2020	2019	Three Months	Nine Months
	(In thousands)
Non-operating pension costs	$7,200	$6,885	$9,357	$20,060	5%	(53)%

Non-operating pension costs includes the components of our net periodic benefit cost other than service cost. These components include interest cost, expected return on plan assets, amortization of actuarial loss and prior service cost, as well as settlement or curtailment charges. Non-operating pension costs remained relatively flat in the third quarter and decreased $11 million for the nine months ended September 30, 2020 due to favorable asset returns in 2019 and a decrease in interest rates. This decrease was offset by a curtailment loss of $6 million recognized in the third quarter of 2020 as a result of a freeze of our pension plans (see Note 15, "Employee Benefit Plans", for further information).

Used Vehicle Sales, Net

	Three months ended September 30,		Nine months ended September 30,		Change 2020/2019
	2020	2019	2020	2019	Three Months	Nine Months
	(In thousands)
(Gains) losses on used vehicle sales, net	$(12,919)	$22,734	$17,253	$49,091	NM	(65)%

Used vehicle sales, net includes gains or losses from sales of used vehicles, selling costs associated with used vehicles and write-downs of vehicles held for sale to fair market values (referred to as "valuation adjustments"). Used vehicle sales, net was a net gain of $13 million in the third quarter of 2020 as compared to a net loss of $23 million in the prior year period due to lower valuation adjustments and gains on sales of used vehicles. Losses on used vehicle sales, net decreased to $17 million for the nine months ended September 30, 2020 primarily due to lower valuation adjustments as compared to the prior year.

Average proceeds per unit for tractors in the third quarter and for the nine months ended September 30, 2020 decreased from the prior year reflecting higher sales volumes in the wholesale markets, which generally has lower proceeds per unit, and lower retail pricing as compared to the prior year. Average proceeds per unit for trucks in the third quarter increased slightly from the prior year reflecting higher retail sales volumes. For the nine months ended September 30, 2020, average proceeds per unit for trucks decreased from the prior year reflecting lower retail pricing as compared to the prior year. The following table presents the used vehicle pricing changes compared with the prior year:

	Proceeds per unit change 2020/2019
	Three Months	Nine Months

Tractors	(11)%	(23)%
Trucks	1%	(4)%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Interest expense

	Three months ended September 30,		Nine months ended September 30,		Change 2020/2019
	2020	2019	2020	2019	Three Months	Nine Months
	(In thousands)
Interest expense	$62,608	$62,475	$192,459	$178,570	—%	8%
Effective interest rate	3.2%	3.2%	3.3%	3.3%

Interest expense remained relatively flat in the third quarter of 2020 and increased 8% for the nine months ended September 30, 2020 reflecting higher average outstanding debt partially offset by lower variable interest rates. The increase in average outstanding debt reflects higher vehicle capital spending in 2019 and additional borrowings under our trade receivable program and global revolving credit facility in 2020.

Miscellaneous income, net

	Three months ended September 30,		Nine months ended September 30,		Change 2020/2019
	2020	2019	2020	2019	Three Months	Nine Months
	(In thousands)
Miscellaneous (income) loss, net	$(10,552)	$676	$(11,830)	$(29,457)	NM	(60)%
Miscellaneous (income) loss, net consists of investment income on securities used to fund certain benefit plans, interest income, gains on sales of operating property, foreign currency transaction remeasurement and other non-operating items. Miscellaneous (income) loss, net was income of $11 million in the third quarter of 2020 as compared to a loss of $1 million in the prior year primarily due to higher rabbi trust investment income and gains recognized on the sale of certain FMS properties in 2020. Miscellaneous (income) loss, net was income of $12 million for the nine months ended September 30, 2020 as compared to income of $29 million in the prior year reflecting lower gains on sale of properties, lower rabbi trust investment income and foreign currency transaction remeasurement losses in 2020.

Restructuring and other items, net

	Three months ended September 30,		Nine months ended September 30,		Change 2020/2019
	2020	2019	2020	2019	Three Months	Nine Months
	(In thousands)
Restructuring and other items, net	$24,490	$11,360	$92,637	27,374	NM	NM

Refer to Note 16, "Other Items Impacting Comparability," in the Notes to the Condensed Consolidated Financial Statements for a discussion of restructuring charges and other fees.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Provision for income taxes

	Three months ended September 30,		Nine months ended September 30,		Change 2020/2019
	2020	2019	2020	2019	Three Months	Nine Months
	(In thousands)
Provision for (benefit from) income taxes	$9,680	$278	$(15,897)	$50,156	NM	NM
Effective tax rate from continuing operations	17.7%	0.3%	(10.3)%	62.7%
Comparable tax rate on continuing operations (1)	17.9%	7.0%	(25.1)%	50.2%
————————————
(1)Non-GAAP Financial Measure. Refer to the “Non-GAAP Financial Measures” section for a reconciliation of the effective tax rate from continuing operations to the comparable tax rate on continuing operations and the reasons why management believes these measures are important to investors.

Refer to our discussion of the changes in our provision for income taxes and effective tax rate from continuing operations in Note 8, "Income Taxes".

Discontinued Operations

	Three months ended September 30,		Nine months ended September 30,		Change 2020/2019
	2020	2019	2020	2019	Three Months	Nine Months
	(In thousands)
Earnings (loss) from discontinued operations, net of tax	$(9,251)	$83	$(10,129)	$(728)	NM	NM

In the third quarter of 2020, we accrued $9 million related primarily to adverse developments in several cases related to payments for transportation services in Brazil that was recorded in discontinued operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
OPERATING RESULTS BY BUSINESS SEGMENT

	Three months ended September 30,		Nine months ended September 30,		Change 2020/2019
	2020	2019	2020	2019	Three Months	Nine Months
	(In thousands)
Total Revenue:
Fleet Management Solutions	$1,297,217	$1,397,346	$3,835,631	$4,139,855	(7)%	(7)%
Supply Chain Solutions	685,415	617,600	1,833,180	1,902,582	11%	(4)%
Dedicated Transportation Solutions	299,680	359,211	928,512	1,071,076	(17)%	(13)%
Eliminations	(131,737)	(150,225)	(390,160)	(464,261)	12%	16%
Total	$2,150,575	$2,223,932	$6,207,163	$6,649,252	(3)%	(7)%
Operating Revenue: (1)
Fleet Management Solutions	$1,153,366	$1,189,585	$3,384,425	$3,495,296	(3)%	(3)%
Supply Chain Solutions	492,288	453,711	1,364,656	1,413,556	9%	(3)%
Dedicated Transportation Solutions	233,629	247,715	698,245	731,399	(6)%	(5)%
Eliminations	(89,117)	(95,370)	(262,669)	(289,991)	7%	9%
Total	$1,790,166	$1,795,641	$5,184,657	$5,350,260	—%	(3)%

Earnings (Loss) Before Taxes:
Fleet Management Solutions	$16,152	$(108,550)	$(202,157)	$10,107	NM	NM
Supply Chain Solutions	57,848	34,595	125,789	112,686	67%	12%
Dedicated Transportation Solutions	24,728	18,490	58,141	63,034	34%	(8)%
Eliminations	(12,936)	(6,118)	(30,750)	(42,586)	NM	28%
	85,792	(61,583)	(48,977)	143,241	NM	NM
Unallocated Central Support Services	(8,042)	(11,432)	(28,146)	(34,461)	30%	18%
Non-operating pension costs	(7,200)	(6,885)	(9,357)	(20,060)	(5)%	53%
Other items impacting comparability, net (2)	(15,785)	(11,360)	(67,166)	(8,760)	(39)%	NM
Earnings (loss) from continuing operations before income taxes	$54,765	$(91,260)	$(153,646)	$79,960	NM	NM
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

The following table sets forth the benefits from equipment contribution included in EBT for our SCS and DTS business segments:

	Three months ended September 30,		Nine months ended September 30,		Change 2020/2019
	2020	2019	2020	2019	Three Months	Nine Months
	(In thousands)
Equipment Contribution:
Supply Chain Solutions	$4,380	$3,060	$12,178	$18,718	43%	(35)%
Dedicated Transportation Solutions	8,556	3,058	18,572	23,868	NM	(22)%
Total (1)	$12,936	$6,118	$30,750	$42,586	NM	(28)%
———————————
(1)Total amount is included in FMS EBT.

The increase in SCS and DTS equipment contribution in the third quarter is primarily related to a declining impact associated with the prior residual value estimate changes on vehicles used to provide services to SCS and DTS customers and a one-time benefit from a customer contract termination in DTS. For the nine months ended September 30, 2020, the decrease in SCS and DTS equipment contribution is primarily related to the higher impact associated with the prior residual value estimate changes on vehicles used to provide services to SCS and DTS customers.

Items excluded from our segment EBT measure and their classification within our Condensed Consolidated Statements of Earnings are as follows:

		Three months ended September 30,		Nine months ended September 30,
Description	Classification	2020	2019	2020	2019
		(In thousands)
Restructuring and other, net (1)	Revenue and Restructuring and other items, net	$(13,767)	$(5,234)	$(43,790)	$(13,757)
ERP implementation costs (1)	Restructuring and other items, net	(5,751)	(6,126)	(27,109)	(13,617)
Gains on sale of properties (1)	Miscellaneous (income) loss, net	3,733	—	3,733	18,614
Other items impacting comparability, net		(15,785)	(11,360)	(67,166)	(8,760)
Non-operating pension costs	Non-operating pension costs	(7,200)	(6,885)	(9,357)	(20,060)
		$(22,985)	$(18,245)	$(76,523)	$(28,820)
———————————
(1)See Note 16, “Other Items Impacting Comparability,” in the Notes to Condensed Consolidated Financial Statements for additional information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Fleet Management Solutions

	Three months ended September 30,		Nine months ended September 30,		Change 2020/2019
	2020	2019	2020	2019	Three Months	Nine Months
	(In thousands)
ChoiceLease	$788,179	$770,719	$2,346,546	$2,268,048	2%	3%
SelectCare	128,373	133,434	390,370	405,572	(4)%	(4)%
Commercial rental	220,076	262,976	595,013	752,995	(16)%	(21)%
Other	16,738	22,456	52,496	68,681	(25)%	(24)%
Fuel services	138,880	198,669	429,468	618,906	(30)%	(31)%
ChoiceLease liability insurance (1)	4,971	9,092	21,738	25,653	(45)%	(15)%
FMS total revenue (2)	$1,297,217	$1,397,346	$3,835,631	$4,139,855	(7)%	(7)%

FMS operating revenue (3)	$1,153,366	$1,189,585	$3,384,425	$3,495,296	(3)%	(3)%

FMS EBT	$16,152	$(108,550)	$(202,157)	$10,107	NM	NM

FMS EBT as a % of FMS total revenue	1.2%	(7.8)%	(5.3)%	0.2%	900 bps	(550) bps

FMS EBT as a % of FMS operating revenue (3)	1.4%	(9.1)%	(6.0)%	0.3%	1,050 bps	(630) bps
————————————
(1)In the first quarter of 2020, we announced our plan to exit the extension of our liability insurance coverage for ChoiceLease customers. The exit of this program is estimated to be completed in the second quarter of 2021. We have revised our definition of operating revenue to exclude the revenues associated with this program for better comparability of our on-going operations.
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

The following table summarizes the components of the change in FMS revenue on a percentage basis versus the prior year:

	Three months ended September 30, 2020		Nine months ended September 30, 2020
	Total	Operating (1)	Total	Operating (1)
Organic including price and volume	(3)%	(3)%	(2)%	(3)%
FMS fuel	(4)%	—%	(5)%	—%
Net increase (decrease)	(7)%	(3)%	(7)%	(3)%
————————————
(1)Non-GAAP financial measure. A reconciliation of FMS total revenue to FMS operating revenue as well as the reasons why management believes this measure is important to investors is included in the "Non-GAAP Financial Measures" section of this MD&A.

FMS total revenue decreased to $1.3 billion in the third quarter and $3.8 billion for the nine months ended September 30, 2020 primarily due to lower fuel services and commercial rental revenues, partially offset by higher ChoiceLease revenue. FMS operating revenue decreased to $1.2 billion in the third quarter and $3.4 billion for the nine months ended September 30, 2020 primarily from declines in commercial rental as demand was impacted from COVID-19, particularly in the second quarter of 2020, partially offset by higher pricing in ChoiceLease.

ChoiceLease revenue increased 2% in the third quarter and 3% for the nine months ended September 30, 2020 primarily due to higher prices on vehicles. In addition, ChoiceLease revenue also increased for the nine months ended September 30, 2020 due to larger average fleet size partially offset by lower revenue based on mileage. SelectCare revenue decreased 4% in both the third quarter and the nine months ended September 30, 2020 due to lower volumes. Commercial rental revenue decreased 16% in the third quarter and 21% in the nine months ended September 30, 2020 primarily due to lower demand (see further discussion below). Commercial rental revenue for the nine months ended September 30, 2020 included an estimated negative impact in the first half of 2020 from COVID-19 of approximately $70 million. Fuel services revenue decreased 30% in the third quarter and

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
31% in the nine months ended September 30, 2020 primarily reflecting lower fuel costs passed through to customers and lower gallons sold.

The following table provides commercial rental statistics on our global fleet:

	Three months ended September 30,		Nine months ended September 30,		Change 2020/2019
	2020	2019	2020	2019	Three Months	Nine Months
	(In thousands, except fleet count)
Rental revenue from non-lease customers	$150,446	$163,401	$386,996	$445,150	(8)%	(13)%
Rental revenue from lease customers (1)	$69,630	$99,575	$208,017	$307,845	(30)%	(32)%
Average commercial rental power fleet size — in service (2) (3)	30,400	37,500	31,700	36,100	(19)%	(12)%
Commercial rental utilization — power fleet (2)	70.8%	74.0%	63.7%	74.7%	(320) bps	(1,100) bps
————————————
(1)Represents revenue from rental vehicles provided to our existing ChoiceLease customers, generally in place of a lease vehicle.
(2)Number of units rounded to nearest hundred and calculated using quarterly average unit counts.
(3)Excluding trailers.

FMS EBT increased to earnings of $16 million in the third quarter of 2020 from a loss of $109 million in the prior year period. The increase of FMS EBT was primarily due to declining depreciation expense impacts from prior residual value estimate changes and improved used vehicle sales totaling $108 million as compared to prior year period. In addition, lease results increased in the third quarter as a result of higher prices on vehicles and lower maintenance costs, including benefits from our cost-savings initiatives. These increases were partially offset by lower commercial rental results, which was negatively impacted by lower demand on a smaller fleet. Rental power fleet utilization decreased to 70.8% for the third quarter as noted in the table above.

For the nine months ended September 30, 2020, FMS EBT decreased to a loss of $202 million from earnings of $10 million in the prior year period primarily due to higher depreciation expense impacts from prior residual value estimate changes, which resulted in negative year-over-year EBT impact of $139 million. The nine months ended September 30, 2020 also included a negative impact in the first half of the year of approximately $70 million due to lower rental demand and higher credit loss reserves related to COVID-19. Rental power fleet utilization decreased to 63.7% in the nine months ended September 30, 2020 as noted in the table above. Since the end of the first quarter, commercial rental demand has been negatively impacted by COVID-19 as discussed further below. However, utilization increased throughout the third quarter due to improving economic conditions and actions taken to reduce the rental fleet size. These negative impacts were partially offset by COVID-19-related cost actions, including temporary employee furloughs in the second quarter, as well as lower medical expenses. In addition, lease results increased for the nine months ended September 30, 2020 primarily due to higher prices on vehicles and lower maintenance costs, including benefits from our cost-savings initiatives.

In the first half of 2020, we performed a review of the estimated residual values of our FMS revenue earning equipment for both accelerated and policy depreciation primarily due to the COVID-19 pandemic and the impact on current and expected used vehicle market conditions, including our expectation on a delayed recovery in the used vehicle market beyond our previous expectation of mid-2021. Refer to "Critical Accounting Estimates" below and Note 5, "Revenue Earning Equipment, net" in the Condensed Consolidated Financial Statements for additional information.

As a result of the COVID-19 pandemic, demand for commercial rental vehicles was significantly impacted in the second quarter due to a substantial reduction in business activity. We took actions to reduce the rental fleet size, and redeploy rental vehicles to fulfill new lease contracts and support the SCS and DTS segments. ChoiceLease operations have not been materially impacted to date by the pandemic, however we expect lower lease sales activity for the remainder of 2020 as compared to the prior year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Our global fleet of owned and leased revenue earning equipment and SelectCare vehicles, including vehicles under on-demand maintenance, is summarized as follows (number of units rounded to the nearest hundred):

				Change
	September 30, 2020	December 31, 2019	September 30, 2019	Sept 2020/ Dec. 2019	Sept 2020/ Sept 2019
End of period vehicle count
By type:
Trucks (1)	79,400	85,200	86,000	(7)%	(8)%
Tractors (2)	75,400	82,400	82,300	(8)%	(8)%
Trailers (3)	44,000	45,400	45,600	(3)%	(4)%
Other	800	800	1,000	—%	(20)%
Total	199,600	213,800	214,900	(7)%	(7)%

By product line:
ChoiceLease	150,900	159,800	160,200	(6)%	(6)%
Commercial rental	35,400	41,900	44,800	(16)%	(21)%
Service vehicles and other	2,600	2,700	2,600	(4)%	—%
	188,900	204,400	207,600	(8)%	(9)%
Held for sale	10,700	9,400	7,300	14%	47%
Total	199,600	213,800	214,900	(7)%	(7)%

Customer vehicles under SelectCare contracts (4)	55,000	55,800	56,800	(1)%	(3)%

Quarterly average vehicle count
By product line:
ChoiceLease	152,400	160,200	159,000	(5)%	(4)%
Commercial rental	36,000	43,300	45,200	(17)%	(20)%
Service vehicles and other	2,600	2,700	2,700	(4)%	(4)%
	191,000	206,200	206,900	(7)%	(8)%
Held for sale	12,800	8,200	7,700	56%	66%
Total	203,800	214,400	214,600	(5)%	(5)%

Customer vehicles under SelectCare contracts (4)	56,500	56,900	56,400	(1)%	—%
Customer vehicles under SelectCare on-demand (5)	6,200	8,500	8,300	(27)%	(25)%
Total vehicles serviced	266,500	279,800	279,300	(5)%	(5)%

Year-to-date average vehicle count
By product line:
ChoiceLease	156,300	156,600	154,900	—%	1%
Commercial rental	38,200	44,100	44,100	(13)%	(13)%
Service vehicles and other	2,700	2,700	2,700	—%	—%
	197,200	203,400	201,700	(3)%	(2)%
Held for sale	12,000	7,800	7,600	54%	58%
Total	209,200	211,200	209,300	(1)%	—%

Customer vehicles under SelectCare contracts (4)	55,200	56,300	55,500	(2)%	(1)%
Customer vehicles under SelectCare on-demand (5)	15,400	23,200	19,400	(34)%	(21)%
Total vehicle serviced	279,800	290,700	284,200	(4)%	(2)%

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
The following table provides information on our active fleet (number of units rounded to nearest hundred):

				Change
	September 30, 2020	December 31, 2019	September 30, 2019	Sept 2020/ Dec. 2019	Sept 2020/ Sept 2019
End of period vehicle count
Active ChoiceLease vehicles (1)	143,400	147,400	146,000	(3)%	(2)%

Quarterly average vehicle count
Active ChoiceLease vehicles (1)	144,100	146,900	145,200	(2)%	(1)%
Revenue per active ChoiceLease vehicle (2)	$5,500	$5,500	$5,300	—%	4%

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

The following table provides a breakdown of our non-revenue earning equipment included in our end of period global fleet count (number of units rounded to nearest hundred):

				Change
	September 30, 2020	December 31, 2019	September 30, 2019	Sept 2020/ Dec. 2019	Sept 2020/ Sept 2019
Not yet earning revenue (NYE)	1,100	3,500	4,400	(69)%	(75)%

No longer earning revenue (NLE):
Units held for sale	10,700	9,400	7,300	14%	47%
Other NLE units	4,800	8,400	10,100	(43)%	(52)%
Total NLE	15,500	17,800	17,400	(13)%	(11)%
Total	16,600	21,300	21,800	(22)%	(24)%

NYE units represent new vehicles on hand that are being prepared for deployment to a lease customer or into the rental fleet. Preparations include activities such as adding lift gates, paint, decals, cargo area and refrigeration equipment. NYE units decreased 75% compared to September 30, 2019 reflecting lower lease sales.

NLE units represent vehicles held for sale and vehicles for which no revenue has been earned in the previous 30 days. Accordingly, these vehicles may be temporarily out of service, being prepared for sale or awaiting redeployment. NLE units decreased compared to September 30, 2019 as we have a higher number of units held for sale offset by lower number of units being prepared for sale or redeployment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Supply Chain Solutions

	Three months ended September 30,		Nine months ended September 30,		Change 2020/2019
	2020	2019	2020	2019	Three Months	Nine Months
	(In thousands, except vehicle counts)
Automotive	$181,962	$170,352	$462,822	$528,859	7%	(12)%
Technology and healthcare	55,285	58,858	167,901	208,961	(6)%	(20)%
Consumer product goods and retail	205,711	179,698	590,430	543,664	14%	9%
Industrial and other	49,330	44,803	143,503	132,072	10%	9%
Subcontracted transportation	172,003	136,914	409,939	400,424	26%	2%
Fuel	21,124	26,975	58,585	88,602	(22)%	(34)%
SCS total revenue	$685,415	$617,600	$1,833,180	$1,902,582	11%	(4)%

SCS operating revenue (1)	$492,288	$453,711	$1,364,656	$1,413,556	9%	(3)%

SCS EBT	$57,848	$34,595	$125,789	$112,686	67%	12%
SCS EBT as a % of SCS total revenue	8.4%	5.6%	6.9%	5.9%	280 bps	100 bps
SCS EBT as a % of SCS operating revenue (1)	11.8%	7.6%	9.2%	8.0%	420 bps	120 bps

Memo:
Average fleet	9,600	9,700	9,600	9,700	(1)%	(1)%
————————————
(1)Non-GAAP financial measures. Reconciliations of SCS total revenue to SCS operating revenue and SCS EBT as a % of SCS total revenue to SCS EBT as a % of SCS operating revenue, as well as the reasons why management believes these measures are important to investors are included in the “Non-GAAP Financial Measures” section of this MD&A.

The following table summarizes the components of the change in SCS revenue on a percentage basis versus the prior year:

	Three months ended September 30, 2020		Nine months ended September 30, 2020
	Total	Operating (1)	Total	Operating (1)
Organic including price and volume	7%	10%	(2)%	(2)%
Subcontracted transportation	6%	—%	1%	—%
Foreign exchange	(1)%	(1)%	(1)%	(1)%
Fuel	(1)%	—%	(2)%	—%
Net increase (decrease)	11%	9%	(4)%	(3)%
————————————
(1)Non-GAAP financial measure. A reconciliation of SCS total revenue to SCS operating revenue, as well as the reasons why management believes this measure is important to investors is included in the "Non-GAAP Financial Measures" section of this MD&A.

SCS total revenue and operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation) increased 11% and 9%, respectively, in the third quarter of 2020 primarily due to new business, higher volume and increased pricing. We experienced increased volumes in our automotive vertical during the third quarter as a result of higher production support activity following the shutdowns in the first half of 2020, as well as increased volumes related to COVID-19 activity in our consumer packaged goods vertical and in our last mile business. SCS total revenue and operating revenue decreased 4% and 3%, respectively, in the nine months ended September 30, 2020 primarily due to lower activity in our automotive vertical as a result of production shutdowns related to the COVID-19 pandemic, partially offset by increased pricing, higher volumes and new business in several verticals. The nine months ended September 30, 2020 included estimated negative COVID-19 related impacts of approximately $70 million in the first half of 2020, primarily due to shutdowns in our automotive vertical.

SCS EBT increased 67% in the third quarter primarily due to new business, higher pricing and improved operating performance. For the nine months ended September 30, 2020, SCS EBT increased 12% due to improved operating performance and higher pricing, partially offset by first half of 2020 estimated impacts of COVID-19 of approximately $35 million,

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
particularly due to the temporary shutdowns in our automotive vertical. In addition, EBT was impacted by a decrease in equipment contribution of $7 million for the nine months ended September 30, 2020 (see further discussions on equipment contribution above).

In the second quarter, our automotive customers resumed production and are generally operating at above pre-COVID levels as of the end of the third quarter, however volumes may be impacted in the future based on customer production schedules and other economic impacts and recovery in the consumer market.

Dedicated Transportation Solutions

	Three months ended September 30,		Nine months ended September 30,		Change 2020/2019
	2020	2019	2020	2019	Three Months	Nine Months
	(In thousands, except vehicle counts)
DTS total revenue	$299,680	$359,211	$928,512	$1,071,076	(17)%	(13)%

DTS operating revenue (1)	$233,629	$247,715	$698,245	$731,399	(6)%	(5)%

DTS EBT	$24,728	$18,490	$58,141	$63,034	34%	(8)%
DTS EBT as a % of DTS total revenue	8.3%	5.1%	6.3%	5.9%	320 bps	40 bps

DTS EBT as a % of DTS operating revenue (1)	10.6%	7.5%	8.3%	8.6%	310 bps	(30) bps

Memo:
Average fleet	9,300	9,600	9,400	9,600	(3)%	(2)%
————————————
(1)Non-GAAP financial measures. Reconciliations of DTS total revenue to DTS operating revenue and DTS EBT as a % of DTS total revenue to DTS EBT as a % of DTS operating revenue, as well as the reasons why management believes these measures are important to investors are included in the “Non-GAAP Financial Measures” section of this MD&A.

The following table summarizes the components of the change in DTS revenue on a percentage basis versus the prior year:

	Three months ended September 30, 2020		Nine months ended September 30, 2020
	Total	Operating (1)	Total	Operating (1)
Organic including price and volume	(4)%	(6)%	(2)%	(5)%
Subcontracted transportation	(10)%	—%	(8)%	—%
Fuel	(3)%	—%	(3)%	—%
Net increase (decrease)	(17)%	(6)%	(13)%	(5)%
————————————
(1)Non-GAAP financial measure. A reconciliation of DTS total revenue to DTS operating revenue, as well as the reasons why management believes this measure is important to investors is included in the "Non-GAAP Financial Measures" section of this MD&A.
DTS total revenue decreased 17% in the third quarter and 13% in the nine months ended September 30, 2020 due to lower subcontracted transportation, fuel and operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation). DTS operating revenue decreased 6% in the third quarter and 5% in the nine months ended September 30, 2020 primarily reflecting non-renewed business and lower volumes.

DTS EBT increased 34% in third quarter primarily due to a declining impact associated with prior residual value estimate changes, a one-time benefit from a customer contract termination, and improved operating performance. DTS EBT decreased 8% in the nine months ended September 30, 2020 primarily due to additional depreciation expense from prior residual value estimate changes and higher overheads partially offset by improved operating performance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Central Support Services

	Three months ended September 30,		Nine months ended September 30,		Change 2020/2019
	2020	2019	2020	2019	Three Months	Nine Months
	(In thousands)
Human resources	$4,868	$5,124	$15,372	$15,747	(5)%	(2)%
Finance and procurement	17,020	18,584	52,766	55,004	(8)%	(4)%
Corporate services and public affairs	1,716	1,596	5,426	6,264	8%	(13)%
Information technology	19,391	20,179	56,817	61,178	(4)%	(7)%
Legal and safety	6,853	6,319	21,328	19,996	8%	7%
Marketing	6,861	6,014	15,791	16,218	14%	(3)%
Other	8,132	9,461	24,934	27,531	(14)%	(9)%
Total CSS	64,841	67,277	192,434	201,938	(4)%	(5)%
Allocation of CSS to business segments	(56,799)	(55,845)	(164,288)	(167,477)	2%	(2)%
Unallocated CSS	$8,042	$11,432	$28,146	$34,461	(30)%	(18)%

Total CSS costs decreased 4% in the third quarter. For the nine months ended September 30, 2020, total CSS costs decreased 5% due to certain cost reduction strategies initiated during the second quarter as a response to COVID-19, including lower compensation related expenses and lower discretionary, travel and marketing spend. Unallocated CSS decreased by $3 million in the third quarter and $6 million in the nine months ended September 30, 2020 due to lower compensation related expenses and cost reduction strategies initiated in the second quarter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
FINANCIAL RESOURCES AND LIQUIDITY

Cash Flows
The following is a summary of our cash flows from continuing operations:

	Nine months ended September 30,
	2020	2019
	(In thousands)
Net cash provided by (used in):
Operating activities	$1,696,589	$1,589,186
Investing activities	(484,419)	(2,553,763)
Financing activities	(603,715)	976,560
Effect of exchange rate changes on cash	2,866	(3,254)
Net change in cash and cash equivalents	$611,321	$8,729

	Nine months ended September 30,
	2020	2019
	(In thousands)
Net cash provided by operating activities
Earnings (loss) from continuing operations	$(137,749)	$29,804
Non-cash and other, net	1,729,534	1,596,955
Collections on sales-type leases	85,662	89,995
Changes in operating assets and liabilities:
Receivables	6,646	(17,784)
Accounts payable	(14,733)	(30,241)
Changes in other assets and liabilities	27,229	(79,543)
Cash flows from operating activities from continuing operations	$1,696,589	$1,589,186

Cash provided by operating activities increased to $1.7 billion in the nine months ended September 30, 2020 compared with $1.6 billion in 2019, reflecting lower working capital needs. Our working capital needs are primarily driven by the timing of collections of our receivables and payments of our trade payables, as well as other changes in operating assets and liabilities. The impact in receivables was primarily due to lower revenues as a result of COVID-19 partially offset by the extension of credit terms for certain customers. The impact from trade payables was primarily due to lower spend. In addition, the favorable impact from changes in other assets and liabilities was driven by lower payments related to salaries and wages and a decrease in inventories in 2020. Cash used in investing activities decreased to $484 million in the nine months ended September 30, 2020 compared with $2.6 billion in 2019, primarily due to a decrease in capital expenditures as a result of lower ChoiceLease sales and rental activity. Cash provided by (used in) financing activities decreased to ($604) million in the nine months ended September 30, 2020 compared with $977 million in 2019 due to increased debt repayments and lower debt borrowings.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
The following table shows our free cash flow computation:

	Nine months ended September 30,
	2020	2019
	(In thousands)
Net cash provided by operating activities	$1,696,589	$1,589,186
Sales of revenue earning equipment (1)	390,767	353,743
Sales of operating property and equipment (1)	9,918	49,726
Total cash generated (2)	2,097,274	1,992,655
Purchases of property and revenue earning equipment (1)	(879,400)	(2,957,232)
Free cash flow (2)	$1,217,874	$(964,577)
———————————
(1)Included in cash flows from investing activities.
(2)Non-GAAP financial measures. Reconciliations of net cash provided by operating activities to total cash generated and to free cash flow are set forth in this table. Refer to the “Non-GAAP Financial Measures” section of this MD&A for the reasons why management believes these measures are important to investors.

Free cash flow increased to $1.2 billion in the nine months ended September 30, 2020 from negative $1.0 billion in 2019 primarily due to lower capital expenditures and, to a lesser extent, higher cash flows from operations in 2020. We expect an increase of free cash flow through the remainder of 2020 as a result of lower capital expenditures based on lower ChoiceLease sales and rental activity related to COVID-19 and our strategy to improve our returns, as well as improved cash flows from operating activities.

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

The following table provides a summary of capital expenditures:

	Nine months ended September 30,
	2020	2019
	(In thousands)
Revenue earning equipment:
ChoiceLease	$601,326	$2,311,491
Commercial rental	73,466	551,062
	674,792	2,862,553
Operating property and equipment	90,164	136,451
Total capital expenditures	764,956	2,999,004
Changes in accounts payable related to purchases of revenue earning equipment	114,444	(41,772)
Cash paid for purchases of property and revenue earning equipment	$879,400	$2,957,232

Capital expenditures decreased 74% to $765 million in the nine months ended September 30, 2020 reflecting lower investments in the ChoiceLease and rental fleets as a result of reduced sales activity and rental demand. In relation to the COVID-19 pandemic, we cancelled or postponed vehicle orders in the second quarter where possible, which has significantly reduced capital expenditures during 2020. In September 2020, we began to reinstate some of the postponed vehicle orders, however we expect these vehicles to be delivered late in 2020 and into 2021.

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

Cash and cash equivalents totaled $684 million as of September 30, 2020. As of September 30, 2020, approximately $67 million was held outside the U.S. and is available to fund operations and other growth of non-U.S. subsidiaries. If we decide to repatriate cash and cash equivalents held outside the U.S., we may be subject to additional income taxes and foreign withholding taxes. However, our intent is to permanently reinvest these foreign amounts outside the U.S. and our current plans do not demonstrate a need to repatriate these foreign amounts to fund our U.S. operations.

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

Our debt ratings and rating outlooks at September 30, 2020 were as follows:

Rating Summary
	Short-term	Short-term Outlook	Long-term	Long-term Outlook
Standard & Poor’s Ratings Services	A2	Stable	BBB	Stable
Moody’s Investors Service	P2	Stable	Baa2	Stable
Fitch Ratings	F2	Stable	BBB+	Negative
DBRS	R-1 (Low)	Negative	A (Low)	Negative

As of September 30, 2020, we had the following amounts available to fund operations under the following facilities:

(In millions)
Global revolving credit facility	$1,248
Trade receivables program	$300

In accordance with our funding philosophy, we attempt to align the aggregate average remaining re-pricing life of our debt with the aggregate average remaining re-pricing life of our assets. We utilize both fixed-rate and variable-rate debt to achieve this alignment and generally target a mix of 20% - 40% variable-rate debt as a percentage of total debt outstanding. The variable-rate portion of our total debt (including notional value of swap agreements) was 11% and 17% as September 30, 2020 and December 31, 2019, respectively.

Our debt to equity ratio was 346% and 320% as of September 30, 2020 and December 31, 2019, respectively. The debt to equity ratio represents total debt divided by total equity. The increase is due to the reduction in equity related to higher depreciation expense impacts from our prior residual value estimate changes, higher cash balance due to the uncertainty of the

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
economic environment, and impacts of a lower discount rate on our pension plans that were remeasured in the third quarter (see further discussion below in "Pension Information"). As of September 30, 2020, the debt to equity ratio increased by 25 percentage points due to higher than normal cash balance in the U.S. and increased by 10 percentage points as a result of the impact on equity from the pension remeasurement.

Pension Information

The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. We review pension assumptions regularly and we may, from time to time, make voluntary contributions to our pension plans, which exceed the amounts required by statute. In 2020, the expected total contributions to our pension plans are approximately $76 million, which included additional contributions of $38 million made during the third quarter. During the nine months ended September 30, 2020, we contributed $74 million to our pension plans. On September 30, 2020, our Board of Directors agreed to freeze our defined benefit plans in the U.S. and Canada for certain previously grandfathered participants, which required us to remeasure our benefit obligation and related accumulated other comprehensive income amounts. See Note 15, “Employee Benefit Plans,” in the Notes to Condensed Consolidated Financial Statements for additional information.

Share Repurchases and Cash Dividends

See Note 11, “Share Repurchase Programs,” in the Notes to Condensed Consolidated Financial Statements for a discussion of share repurchases. During the second quarter, the share repurchase program was put on hold temporarily due to the impact of COVID-19, however we intend to recommence the program in the fourth quarter of 2020.

In July 2020, our Board of Directors declared quarterly cash dividends of $0.56 per share of common stock, which were paid during the third quarter. In October 2020, our Board of Directors declared a quarterly cash dividend of $0.56 per share of common stock.

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

We periodically review and adjust, as appropriate, the estimated residual values and useful lives of existing revenue earning equipment for the purposes of recording depreciation expense as described in Note 5, "Revenue Earning Equipment, net," in the Notes to Condensed Consolidated Financial Statements. Our review of the estimated residual values and useful lives of revenue earning equipment is established with a long-term view, which we refer to as "policy depreciation," based on vehicle class, generally subcategories of trucks, tractors and trailers by weight and usage, as well as other factors. These other factors include, but are not limited to, historical market prices, current and expected future market prices, expected lives of vehicles, and expected sales of used vehicles in the wholesale and retail markets. Reductions in estimated residual values or useful lives will result in an increase in depreciation expense over the remaining useful life of the vehicle.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
We also assess estimates of residual values of vehicles expected to be made available for sale in the near-term (generally 12 to 24 months) based on near-term market rates and conditions and may adjust residual values for these vehicles, which we refer to as “accelerated depreciation.”

Due to the COVID-19 pandemic and the impact on current and expected used vehicle market conditions, we performed a review of the estimated residual values of our FMS revenue earning equipment in the second quarter of 2020 for both accelerated and policy depreciation. We did not have any further changes to our residual value estimates in the third quarter of 2020. For the three and nine months ended September 30, 2020, we recognized policy and accelerated depreciation impacts totaling $100 million and $405 million, respectively, related to prior residual value estimate changes in 2019 and 2020. The amounts included below only reflect the impacts from the estimate changes that occurred in the first and second quarters of 2020.
Accelerated Depreciation
In the first quarter of 2020, we revised our residual value estimates for vehicles that are expected to be sold in the near-term (through mid-2021) and recorded valuation adjustments on our vehicles held for sale due to the expected negative impacts of the COVID-19 pandemic on pricing and volume of used vehicle sales. At that time, we expected lower used vehicle pricing in the second half of 2020 due to lower demand rather than our previous expectations of a modest increase. In the second quarter of 2020, we further revised our residual value estimates to reflect an expected delayed recovery in the used vehicle market beyond mid-2021 and thus extended accelerated depreciation by an additional year to now include vehicles expected to be sold through mid-2022. As a result of these changes in estimated residual values, we recorded additional accelerated depreciation in the third quarter of 2020 of $23 million, which included net gains of $13 million for used vehicle sales results. For the nine months ended September 30, 2020, we recorded additional accelerated depreciation of $133 million, which included net losses of $17 million for used vehicle sales results.

As a result of these changes, our accelerated depreciation residual value levels for both tractors and trucks, which include the impacts of COVID-19, are currently below our average annual used vehicle pricing for each year in the last 20 years. These average annual used vehicle pricing levels are calculated based on used vehicle prices as a percentage of our original vehicle investment (cost).
Policy Depreciation
In the second quarter of 2020, as a result of the expected negative impacts on pricing and volumes related to COVID-19 and our lowered longer term outlook, we concluded that our residual value estimates likely exceeded the expected future values that would be realized upon the sale of vehicles in our fleet for vehicles expected to be sold after mid-2022. Therefore, we lowered our estimated residual values primarily for our truck fleet, and to a lesser extent, our tractor fleet, effective April 1, 2020. In evaluating our residual value estimates, we reviewed recent multi-year trends; management and third-party longer-term outlook for the used vehicle market, including impacts of COVID-19 and the demand and pricing of our used vehicles; expected sales volumes through our retail and wholesale channels; inventory levels; and other factors that management deemed necessary to appropriately reflect our expected long-term sales proceeds. In the three and nine months ended September 30, 2020, we recorded additional policy depreciation of $18 million and $36 million, respectively. The impact of the policy depreciation estimate change in the second quarter of 2020 as a percentage of our original vehicle investment was approximately 3%.
Policy Depreciation Sensitivity
Based on our fleet of revenue earning equipment as of the end of the third quarter, a hypothetical additional 10% reduction in estimated residual values used for policy depreciation would increase depreciation expense over the remaining life of these vehicles by approximately $280 million. Our average annual used vehicle pricing as a percentage of our original vehicle investment has been above policy depreciation residual value levels for trucks 19 out of the last 20 years and for tractors 17 out of the last 20 years.
While we believe that the carrying values and estimated sales proceeds for revenue earning equipment are reasonable, there can be no assurance that deterioration in economic conditions or adverse changes to expectations of future sales proceeds will not occur, resulting in losses on sales or revisions to residual value estimates. While management believes that current estimates are reasonable given our current outlook, if our used vehicle sales pricing as a percentage of our original vehicle investment does not improve, we will likely be required to lower residual value estimates even further which may have a material adverse effect on our financial results. Factors that could cause actual results to materially differ from estimates include, but are not limited to, changes in supply and demand; changes in technology; competitor pricing; regulatory requirements; driver shortages, requirements and preferences; and changes in underlying assumption factors. As a result, future residual value estimates and resulting depreciation expense are subject to change based upon changes in these factors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Earnings Impact From Residual Value Estimate Changes
The following table includes the earnings impact on depreciation from the changes in residual value estimates in 2019 and 2020 based on the respective fleet at the time of each change.

	Three months ended
	September 30, 2019	December 31, 2019	March 31, 2020	June 30, 2020 (2)	September 30, 2020
	(in millions)
Accelerated Depreciation (2019 - Q2 2020) (1)	$148	$88	$100	$86	$33
Policy Depreciation (2019 - Q2 2020)	60	60	51	68	67
Total	$208	$148	$151	$154	$100
———————————
(1) Accelerated depreciation included losses from used vehicles sales, net (primarily valuation adjustments) of $23 million, $10 million, $21 million and $9 million for the three months ended September 30, 2019, December 31, 2019, March 31, 2020, and June 30, 2020, respectively. For the three months ended September 30, 2020, accelerated depreciation is offset by gains related to used vehicle sales of $13 million. Refer to Note 5, "Revenue Earning Equipment," in the Notes to the Condensed Consolidated Financial Statements for further information on used vehicle sales.
(2) Incremental depreciation expense was $35 million for the three months ended June 30, 2019 including impacts from accelerated and policy depreciation and losses for used vehicle sales, net.

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

Given this level of fair value, in the event the financial performance of FMS NA does not meet our expectations in the future; we experience future prolonged market downturns, including in the used vehicle market or continued declines in our stock price; negative trends from the COVID-19 pandemic continue; or there are other negative revisions to key assumptions, we may be required to perform additional impairment analyses and could be required to recognize a non-cash goodwill impairment charge. As of March 31, 2020, we assessed that it was not more likely than not that our SCS and DTS reporting units fair value was less than its carrying value. As of September 30, 2020, there was $244 million of goodwill recorded related to FMS NA. We determined that there have not been any interim impairment trigger events since the first quarter of 2020.

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

Specifically, we refer to the following non-GAAP financial measures in this Form 10-Q:

Non-GAAP Financial Measure	Comparable GAAP Measure
Operating Revenue Measures:
Operating Revenue	Total Revenue
FMS Operating Revenue	FMS Total Revenue
DTS Operating Revenue	DTS Total Revenue
SCS Operating Revenue	SCS Total Revenue
FMS EBT as a % of FMS Operating Revenue	FMS EBT as a % of FMS Total Revenue
SCS EBT as a % of SCS Operating Revenue	SCS EBT as a % of SCS Total Revenue
DTS EBT as a % of DTS Operating Revenue	DTS EBT as a % of DTS Total Revenue
Comparable Earnings Measures:
Comparable Earnings (Loss) Before Income Taxes	Earnings (Loss) Before Income Taxes
Comparable Earnings (Loss)	Earnings (Loss) from Continuing Operations
Comparable EPS	EPS from Continuing Operations
Comparable Tax Rate	Effective Tax Rate from Continuing Operations
Cash Flow Measures:
Total Cash Generated and Free Cash Flow	Cash Provided by Operating Activities

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

The following table provides a reconciliation of GAAP earnings (loss) before taxes (EBT), earnings (loss), and earnings (loss) per diluted share (EPS) from continuing operations to comparable EBT, comparable earnings (loss) and comparable EPS from continuing operations for the three and nine months ended September 30, 2020 and 2019. Certain items included in EBT, earnings and diluted EPS from continuing operations have been excluded from our comparable EBT, comparable earnings and comparable diluted EPS measures. The following table lists a summary of these items, which are discussed in more detail throughout our MD&A and within the Notes to Condensed Consolidated Financial Statements:

	EBT		Earnings (Loss)		Diluted EPS
	2020	2019	2020	2019	2020	2019
Three months ended September 30,	(In thousands, except per share amounts)
Continuing operations (GAAP)	$54,765	$(91,260)	$45,085	$(91,538)	$0.85	$(1.75)
Non-operating pension costs	7,200	6,885	4,660	4,919	0.09	0.09
Restructuring and other, net (1)	13,767	5,234	11,186	3,981	0.21	0.08
ERP implementation costs (1)	5,751	6,126	4,269	4,540	0.08	0.09
Gains on sale of properties (1)	(3,733)	—	(3,449)	—	(0.06)	—
Tax adjustments (2)	—	—	2,070	—	0.04	—
Comparable (non-GAAP)	$77,750	$(73,015)	$63,821	$(78,098)	$1.21	$(1.49)

	EBT		Earnings (Loss)		Diluted EPS
	2020	2019	2020	2019	2020	2019
Nine months ended September 30,	(In thousands, except per share amounts)
Continuing operations (GAAP)	$(153,646)	$79,960	$(137,749)	$29,804	$(2.64)	$0.56
Non-operating pension costs	9,357	20,060	4,682	14,263	0.09	0.27
Restructuring and other, net (1)	43,790	13,757	36,223	10,395	0.69	0.21
ERP implementation costs (1)	27,109	13,617	20,120	10,091	0.38	0.19
Gains on sale of properties (1)	(3,733)	(18,614)	(3,449)	(13,843)	(0.06)	(0.26)
Tax adjustments (2)	—	—	22,433	3,508	0.43	0.06
Comparable (non-GAAP)	$(77,123)	$108,780	$(57,740)	$54,218	$(1.11)	$1.03
————————————
(1)Refer to Note 16, “Other Items Impacting Comparability,” in the Notes to Condensed Consolidated Financial Statements for additional information.
(2)In the third quarter of 2020, we recorded a charge of $2 million related to a state tax law change. In addition, in the nine months ended September 30, 2020, we recorded charges of $7 million and $13 million to our tax provision for income taxes due to expiring state net operating losses and a valuation allowance on our U.K. deferred tax assets, respectively. In the nine months ended September 30, 2019, we recorded a $5 million charge to our tax provision for income taxes due to expiring state net operating losses offset by a $1 million benefit to our provision due to a tax law change.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
The following table provides a reconciliation of the provision for income taxes and effective tax rate to the comparable provision for income taxes and comparable tax rate:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(In thousands)
Provision for (benefit from) income taxes	$9,680	$278	$(15,897)	$50,156
Tax adjustments	(2,070)	—	(22,433)	(3,508)
Income tax effects of non-GAAP adjustments	6,319	4,805	18,947	7,914
Comparable provision for (benefit from) income taxes (1)	$13,929	$5,083	$(19,383)	$54,562

Effective tax rate on continuing operations (2)	17.7%	0.3%	(10.3)%	62.7%
Tax adjustments and income tax effects of non-GAAP adjustments (1)	0.2%	6.7%	(14.8)%	(12.5)%
Comparable tax rate on continuing operations (1)	17.9%	7.0%	(25.1)%	50.2%
————————————
(1)The comparable provision for income taxes is computed using the same methodology as the GAAP provision of income taxes. Income tax effects of non-GAAP adjustments are calculated based on statutory tax rates of the jurisdictions to which the non-GAAP adjustments related. Refer to the previous table for further information on the tax adjustments.
(2)The effective tax rate on continuing operations and comparable tax rate on continuing operations are based on our earnings from continuing operations before income taxes (EBT) and comparable earnings from continuing operations before income taxes, respectively, found on the previous page.

The following table provides a reconciliation of total revenue to operating revenue:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(In thousands)
Total revenue	$2,150,575	$2,223,932	$6,207,163	$6,649,252
Fuel	(142,934)	(206,072)	(442,276)	(642,988)
Subcontracted transportation	(212,504)	(213,127)	(558,492)	(630,351)
ChoiceLease liability insurance revenue (1)	(4,971)	(9,092)	(21,738)	(25,653)
Operating revenue	$1,790,166	$1,795,641	$5,184,657	$5,350,260

————————————
(1)In the first quarter of 2020, we announced our plan to exit the extension of our liability insurance coverage for ChoiceLease customers. The exit of this program is estimated to be completed in the second quarter of 2021. We have revised our definition of operating revenues to exclude the revenues associated with this program for better comparability of our on-going operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
The following table provides a reconciliation of FMS total revenue to FMS operating revenue:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(In thousands)
FMS total revenue	$1,297,217	$1,397,346	$3,835,631	$4,139,855
Fuel (1)	(138,880)	(198,669)	(429,468)	(618,906)
ChoiceLease liability insurance revenue (2)	(4,971)	(9,092)	(21,738)	(25,653)
FMS operating revenue	$1,153,366	1,189,585	$3,384,425	$3,495,296

FMS EBT	$16,152	$(108,550)	$(202,157)	$10,107
FMS EBT as a % of FMS total revenue	1.2%	(7.8)%	(5.3)%	0.2%
FMS EBT as a % of FMS operating revenue	1.4%	(9.1)%	(6.0)%	0.3%
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

The following table provides a reconciliation of SCS total revenue to SCS operating revenue:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(In thousands)
SCS total revenue	$685,415	$617,600	$1,833,180	$1,902,582
Subcontracted transportation	(172,003)	(136,914)	(409,939)	(400,424)
Fuel	(21,124)	(26,975)	(58,585)	(88,602)
SCS operating revenue	$492,288	453,711	$1,364,656	1,413,556

SCS EBT	$57,848	$34,595	$125,789	$112,686
SCS EBT as a % of SCS total revenue	8.4%	5.6%	6.9%	5.9%
SCS EBT as a % of SCS operating revenue	11.8%	7.6%	9.2%	8.0%

The following table provides a reconciliation of DTS total revenue to DTS operating revenue:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(In thousands)
DTS total revenue	$299,680	$359,211	$928,512	$1,071,076
Subcontracted transportation	(40,501)	(76,213)	(148,553)	(229,927)
Fuel	(25,550)	(35,283)	(81,714)	(109,750)
DTS operating revenue	$233,629	$247,715	$698,245	$731,399

DTS EBT	$24,728	$18,490	$58,141	$63,034
DTS EBT as a % of DTS total revenue	8.3%	5.1%	6.3%	5.9%
DTS EBT as a % of DTS operating revenue	10.6%	7.5%	8.3%	8.6%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

FORWARD-LOOKING STATEMENTS

Forward-looking statements (within the meaning of the Federal Private Securities Litigation Reform Act of 1995) are statements that relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends concerning matters that are not historical facts. These statements are often preceded by or include the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “could,” “should” or similar expressions. This Quarterly Report on Form 10-Q contains forward-looking statements including, but not limited to, statements regarding:

•our expectations of the impact of the COVID-19 pandemic on our financial results and operations, including with regard to our revenue, earnings, cash flows, sales, commercial rental demand and utilization, used vehicle sales market conditions (including estimates regarding pricing, demand, inventory and wholesale and retail mix), automotive volumes in SCS, mileage, residual values and depreciation assumptions, credit loss reserves, lease sales; ChoiceLease cash flows;
•the anticipated benefits of actions taken to mitigate the adverse impacts of COVID-19;
•our estimates on the impact of residual value estimate changes on earnings;
•our estimates on minimum used vehicle pricing increases necessary to maintain current residual estimates for tractors and trucks;
•our expectations in our FMS business segment regarding anticipated ChoiceLease revenue;
•our expectations in our SCS business segment regarding anticipated customer activity;
•our expectations of the residual values of revenue earning equipment;
•the expected pricing and demand for used vehicles;
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
•our expectations regarding restructuring charges;
•our expectation on the realizability of our deferred tax assets; and
•the expected timing for the exit of our ChoiceLease insurance liability program.

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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

As of the end of the third quarter of 2020, we carried out an evaluation, under the supervision and with the participation of management, including Ryder’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the third quarter of 2020, Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective.

Changes in Internal Controls over Financial Reporting

During the nine months ended September 30, 2020, there were no changes in Ryder’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect such internal control over financial reporting.

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

The COVID-19 pandemic has adversely impacted, and may continue to adversely impact, our business, results of operations and financial condition, and the ultimate impact on our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted.

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

The extent to which the COVID-19 pandemic will continue to impact our business, operations and financial results will depend on numerous evolving factors that are difficult to accurately predict, including: the duration and scope of the pandemic and the potential for additional outbreaks; how quickly and to what extent prior levels of economic activity can resume; the timing of the development and distribution of an effective vaccine or treatments for COVID-19; governments, businesses and individuals’ actions in response to the pandemic; the prolonged effect on customer demand for our goods and services and the customer’s ability to pay for these goods and services.

In our Supply Chain Solutions (SCS) segment, we have seen deterioration in customer activity starting in April primarily due to production shutdowns in the automotive industry, which represents a significant portion of our SCS revenue. Our automotive customers that have been shut down restarted production in May and are now above pre-COVID activity levels. However, any negative impact or disruption on customer operations, including production at lower volumes or additional slowdowns or shutdowns, may have a material negative impact on our SCS revenues and earnings.

We have experienced varying impacts with our SCS customers in non-automotive industries as well as with our Dedicated Transportation Solutions (DTS) customers, with some customers and industries such as off price/discount and clothing retailers experiencing lower volumes and others like consumer-packaged goods experiencing volume increases. However, due to the expected reduction in economic activity and softer freight environment, we expect to have net lower volumes for SCS/DTS customers at least through the end of 2020. Lower volumes and revenues in our non-automotive SCS industries and in DTS have a lesser impact on our earnings as our fees are less variable.

In our Fleet Management Solutions (FMS) segment, in the second quarter of 2020, we experienced a further weakening of market conditions in used vehicle sales due to the COVID-19 pandemic and expect that pricing for our used vehicles will continue to be adversely impacted in the foreseeable future beyond our first quarter of 2020 expectation of mid-2021.

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

In addition, as a result of government actions taken, such as shutdowns of large gatherings, mandated social distancing orders, as well as the significant reduction in business activity across the United States, demand for our commercial rental vehicles and rental utilization rates decreased significantly through the first and second quarters of 2020 and have negatively impacted our earnings. Although we are seeing positive commercial rental demand trends in the third quarter, if demand further deteriorates or does not seasonally increase as it has in prior years, we may not be able to attain our utilization targets. As a result, we may be required to further downsize our fleet and decrease our pricing. However, we may not be able to redeploy rental vehicles with lease customers due to lack of demand for such vehicles. Each of these occurrences could result in lower revenues and further adverse impacts on our financial results.

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

The financial condition of our customers, primarily in FMS, are being adversely impacted and have resulted and may continue to result in an increase in bankruptcies or insolvencies, or a delay in payments, which may, in turn, impact our business, results of operations and financial condition. We have established additional credit loss reserves due to our expectations for COVID-19 related payment activity and may need to increase our credit loss reserves if economic conditions worsen for our customers.

Further, in the event of a prolonged economic downturn which has a material negative impact on our earnings and free cash flow, we may not be able to comply with our financial covenant in our global revolving credit facility which, in the absence of a bank waiver, would negatively impact our ability to borrow under that facility and negatively impact our liquidity position.

We periodically evaluate factors, including, but not limited to macroeconomic conditions, changes in our industry and the markets in which we operate and our market capitalization, as well as our reporting units’ expected future financial performance for purposes of evaluating asset impairments, including goodwill. We believe that the impact of COVID-19 will negatively affect certain key assumptions used in our analysis; however, we will need to assess the severity and nature of the long-term impacts to determine if we may be required to record charges for asset impairments in the future. While we undertook an interim goodwill impairment test related to our FMS NA reporting unit as of March 31, 2020 and concluded that no impairment was necessary, we may determine that impairment is necessary in future periods. We determined that there was no interim impairment trigger event during the second and third quarters of 2020. At this time, it remains uncertain whether and to what extent we may need to record charges for impairments in the future as a result of the ongoing COVID-19 outbreak.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases we made of our common stock during the three months ended September 30, 2020:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Anti-Dilutive Program (2)
July 1 through July 31, 2020	46	$36.63	—	1,196,902
August 1 through August 31, 2020	141	41.61	—	1,196,902
September 1 through September 30, 2020	878	42.02	—	1,196,902
Total	1,065	$41.73	—
 ————————————
(1)During the three months ended September 30, 2020, we purchased an aggregate of 1,065 shares of our common stock in employee-related transactions. Employee-related transactions may include: (i) shares of common stock withheld as payment for the exercise price of options exercised or to satisfy the employees' tax withholding liability associated with our share-based compensation programs and (ii) open-market purchases by the trustee of Ryder’s deferred compensation plans relating to investments by employees in our stock, one of the investment options available under the plans.

(2)In December 2019, our Board of Directors authorized a new share repurchase program intended to mitigate the dilutive impact of shares issued under our employee stock plans. Under the December 2019 program, management is authorized to repurchase up to 1.5 million shares of common stock issued to employees under our employee stock plans from December 1, 2019 to December 11, 2021. Share repurchases are made periodically in open-market transactions using the Company's working capital, and are subject to market conditions, legal requirements, and other factors. In addition, management has been granted the authority to establish prearranged written trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the repurchase program. The share repurchase program has been put on hold temporarily due to the impact of COVID-19 during the second and third quarters, however management intends to recommence the program in the fourth quarter of 2020.

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

RYDER SYSTEM, INC.
(Registrant)

Date:	October 28, 2020	By:	/s/ Scott T. Parker
Scott T. Parker
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	October 28, 2020	By:	/s/ Cristina Gallo-Aquino
Cristina Gallo-Aquino
Senior Vice President and Controller
(Principal Accounting Officer)