Form 10-K
period 2020-12-31
RYDER SYSTEM INC
filed 2021-02-19
CIK 85961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐   No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was sold at June 30, 2020 was $1.955 billion. The number of shares of Ryder System, Inc. Common Stock outstanding at January 31, 2021 was 53,697,961.

Documents Incorporated by Reference into this Report	Part of Form 10-K into which Document is Incorporated
Ryder System, Inc. 2020 Proxy Statement	Part III

RYDER SYSTEM, INC.
FORM 10-K ANNUAL REPORT

i

PART I
ITEM 1. BUSINESS
OVERVIEW
Ryder System, Inc. (Ryder) is a leading logistics and transportation company. We provide supply chain, dedicated transportation, and commercial fleet management solutions. We report our financial performance based on three business segments: (1) Fleet Management Solutions (FMS), which provides full service leasing and leasing with flexible maintenance options, commercial rental, and maintenance services of trucks, tractors and trailers to customers principally in the United States (U.S.), Canada and the United Kingdom (U.K.); (2) Supply Chain Solutions (SCS), which provides integrated logistics solutions, including distribution management, dedicated transportation, transportation management, last mile and professional services in North America; and (3) Dedicated Transportation Solutions (DTS), which provides turnkey transportation solutions in the U.S. that includes dedicated vehicles, drivers, management and administrative support. Dedicated transportation services provided as part of an operationally integrated, multi-service, supply chain solution to SCS customers are primarily reported in the SCS business segment.
MISSION AND STRATEGY
Ryder's mission is to provide innovative fleet management and supply chain solutions that are reliable, safe and efficient, enabling our customers to deliver on their promises. We seek to deliver valuable solutions that will compel customers to outsource their fleet management and supply chain needs to us. Our primary strategy is to accelerate growth in our supply chain and dedicated businesses and successfully grow in our fleet management solutions business by targeting those companies not currently outsourcing their fleet-related and logistics services as well as companies who have outsourced to other providers. This strategy is supported by:

•leveraging secular trends to outsource transportation and logistics services which is driven by increased cost and complexity of vehicle operation, labor constraints, and the need for efficient supply chains in a changing environment;
•offering innovative products, solutions and support services to create and strengthen customer relationships;
•delivering operational excellence through continuous productivity and process improvements;
•attracting, developing and retaining the best talent; and
•deploying technology to accelerate growth while improving operational efficiencies.

INDUSTRY AND OPERATIONS

Fleet Management Solutions
Value Proposition
Through our FMS business, we provide our customers with a variety of fleet solutions that are designed to improve their competitive position. By outsourcing these services to us, our customers can focus on their core business, improve their efficiency and productivity, and lower their costs. Our FMS product offering is comprised of full service leasing as well as leasing with flexible maintenance options; shorter-term commercial vehicle rental; contract or transactional maintenance services; and value-added fleet support services to help fleet managers optimize their fleets by providing digital solutions, technology tools and information they need in the areas of asset performance, compliance, safety, and comprehensive fuel services. In addition, we provide our customers the ability to purchase a large selection of used trucks, tractors and trailers through our used vehicle sales facilities or through our website. FMS also provides vehicles and maintenance, fuel and other services for all vehicles used in our SCS and DTS businesses.
Market Trends
The U.S. commercial fleet market is estimated to include 9 million vehicles, of which 5 million vehicles are privately owned by companies, 2 million vehicles are with for-hire carriers, 1 million vehicles are leased from banks or other financial institutions, and 1 million vehicles are being leased or rented from third parties1. The companies that privately own their fleets generally provide all or a portion of the fleet management services for themselves rather than outsourcing those services to third parties such as Ryder.
The Canadian commercial fleet is estimated at 500,000 vehicles, of which approximately 15,000 vehicles are being leased or rented from other third parties2. In the U.K., approximately 250,000 vehicles are being leased or rented from third parties3.
Over the last several years, many key trends have been reshaping the transportation industry. Companies that own, maintain and manage their own fleet of vehicles have put greater emphasis on the quality of their preventive maintenance and safety programs because of increased demand for efficiency and reliability. The maintenance and operation of commercial vehicles has become more complicated and expensive, requiring companies to spend a significant amount of time and money to keep up with new technology, diagnostics, retooling and training. Companies are also faced with labor issues, including a shortage of mechanics and qualified truck drivers. Maintenance and other vehicle operational processes have become more costly as a result of increased regulation and active enforcement efforts by federal and state governments require more stringent and costly operational processes and oversight. Also, fluctuating energy prices and alternative fuel technologies have and will make it difficult for businesses to predict and manage fleet costs. In addition, the value of used vehicles has generally declined over the past few years, which could lead to further risks when owning a vehicle. We believe these trends increase the value of our product offering and will increasingly lead privately held fleets and the for-hire carriers to decide to outsource.
Operations
In 2020, our global FMS business accounted for 55% of our consolidated revenue.
United States. Our FMS customers in the U.S. range from small businesses to large national enterprises operating in a wide variety of industries, the most significant of which are transportation and warehousing, food and beverage, housing, business and personal services, and industrial. At December 31, 2020, we had 535 operating locations, excluding ancillary storage locations, in 50 states, the District of Columbia and Puerto Rico. A location consists of a maintenance facility and serves multiple customers. Our maintenance facilities typically include a shop for preventive maintenance and repairs, a service island for fueling, safety inspections and preliminary maintenance checks, offices for sales and other personnel, and in many cases, a commercial rental vehicle counter. We also operate on-site at 166 customer locations, which primarily provide vehicle maintenance solely for that customer's fleet.
Canada. At December 31, 2020, we had 33 operating locations throughout seven Canadian provinces. We also operate 14 maintenance facilities on-site at customer properties in Canada.
Europe. At December 31, 2020, we managed a network of 344 third-party maintenance facilities and had 46 operating locations, primarily throughout the U.K., including those that we manage on behalf of our customers. We also supply and manage vehicles and equipment for military organizations in the U.K. and Germany. We have transformed our maintenance
1 U.S. Fleet as of December 2020, Class 3-8, IHS Markit Ltd.
2 Canada Outsourced Fleet Market as of December 2020, Class 3-8, IHS Markit Ltd.
3 U.K. Lease and Rental HGV Market, Projection for December 2020, Source: The Society of Motor Manufacturers & Traders (SMMT) 2010 & Ryder Internal Estimate

support activities to meet customer needs by introducing technology and digital tools and leveraging our maintenance partnerships to expand our maintenance network and customer support services.

FMS Product Offerings
ChoiceLease.    Our lease offering, ChoiceLease, provides customers with vehicles, maintenance services, supplies, and related equipment necessary for operation of the vehicles while our customers furnish and supervise their own drivers and exercise control over the vehicles. The ChoiceLease offering allows customers to select the terms of their lease alongside the level of maintenance they prefer, from full service coverage to on-demand, or pay-as-you-go, maintenance.
Our ChoiceLease customers receive the following benefits:
•We are able to leverage our vehicle buying power for the benefit of our customers because we purchase a large number of vehicles from a limited number of manufacturers. Once we have signed an agreement with the customer, we acquire vehicles and components that are custom engineered to the customer’s requirements and lease the vehicles to the customer for periods generally ranging from three to seven years for trucks and tractors and typically ten years for trailers.
•We offer ChoiceLease customers a complete maintenance program designed to reduce vehicle downtime that includes a preventive maintenance plan that is based on vehicle type and time or mileage intervals. Alternatively, we offer flexible maintenance options to our customers designed to provide them with choices on their preferred level of maintenance. Given our continued focus on improving the efficiency and effectiveness of our maintenance services, particularly in light of changing technology and increased regulation, we provide our ChoiceLease customers with a cost effective alternative to maintaining their own fleet of vehicles and the flexibility to choose the maintenance program that works for them.
•Our customers have access to our extensive network of maintenance facilities and trained technicians for maintenance, vehicle repairs, 24-hour emergency roadside service, and replacement vehicles for vehicles that are temporarily out of service.
•We typically retain vehicle residual risk exposure.
•Customers have an opportunity to enhance their standard lease with additional fleet support services, including our fuel and related services as described below; safety services including safety training, driver certification and loss prevention consulting; vehicle use and other tax reporting, permitting and licensing, and regulatory compliance (including hours of service administration); environmental services; and access to RyderGuide®, our mobile fleet tool that provides customers with 24/7 access to key operational and maintenance management information about their fleets; and access to RydeSmart®, a full-featured GPS fleet location, tracking, and vehicle performance telematics system. In January 2020, we announced our plan to exit the extension of our liability insurance coverage for ChoiceLease customers, which is expected to be completed in the first quarter of 2021.
For the year ended December 31, 2020, ChoiceLease revenue accounted for 62% of our FMS total revenue.
SelectCare.    Through our SelectCare product line, we provide maintenance services to customers who choose not to lease some or all of their vehicles from us. Our SelectCare customers have the opportunity to utilize our extensive network of maintenance facilities and trained technicians to maintain the vehicles they own or lease from third parties. There are several bundles of services available to SelectCare customers including full service contract maintenance, preventive only maintenance and on-demand maintenance. Vehicles covered under this offering are typically serviced at our own facilities. However, based on the size and complexity of a customer’s fleet, we may operate an on-site maintenance facility at the customer’s location or through our mobile service vehicles.
We may also offer our lease and maintenance customers additional maintenance and repair services, as needed, that are not included in contractual agreements, such as services when a customer damages a vehicle. In such situations, we generally charge the customer on an hourly basis for work performed. By servicing all of our customers’ maintenance needs, we create stronger, long-term relationships and have greater opportunity to provide customers with a wide range of outsourcing solutions. For the year ended December 31, 2020, SelectCare revenue accounted for 10% of our FMS total revenue.
Commercial Rental.    We offer rental vehicles to customers that have a need to supplement their private fleet of vehicles on a short-term basis (one day up to one year in length), either because of seasonal increases in their business or discrete projects with additional transportation needs. ChoiceLease customers also utilize our commercial rental fleet to handle their peak or seasonal business needs, as substitute vehicles while their lease vehicles are undergoing maintenance, and while they are awaiting delivery of new lease vehicles. Although a portion of our commercial rental business is purely occasional in nature, we focus on building long-term relationships with customers so that we become their preferred source for commercial vehicle rentals. In addition to vehicle rental, we may extend liability insurance coverage under our existing policies to our rental customers as well as the benefits of cost savings and convenience of our comprehensive fuel services program. For the year ended December 31, 2020, commercial rental revenue accounted for 16% of our FMS total revenue.
The following table provides information regarding the number of vehicles and customers by FMS product offering as of December 31, 2020:

	U.S.		Foreign		Total
	Vehicles	Customers	Vehicles	Customers	Vehicles	Customers
ChoiceLease	128,400	11,600	21,200	2,200	149,600	13,800
SelectCare (1)	46,300	1,600	4,000	200	50,300	1,800
Commercial rental (2)	30,600	28,600	4,400	4,700	35,000	33,300
___________________
(1)SelectCare customers include approximately 900 ChoiceLease customers
(2)Commercial rental customers represent those who rented a vehicle for more than 3 days during the year and includes approximately 6,300 ChoiceLease customers

Fuel Services.    We provide our FMS customers with access to diesel fuel at competitive prices at 451 of our maintenance facilities across the United States and Canada. We also provide fuel services such as fuel planning, fuel tax reporting, centralized billing, fuel cards and fuel monitoring. Although fuel sales do not have a significant impact on our FMS earnings, as it is largely a pass-through cost to customers, we believe allowing customers to leverage our fuel buying power is a significant and valuable benefit to our customers. For the year ended December 31, 2020, fuel services revenue accounted for 11% of our FMS total revenue.
Used Vehicles.    We primarily sell our used vehicles out of our 59 retail sales centers throughout North America (15 of which are co-located at an FMS shop), at our branch locations and through our website at www.Usedtrucks.Ryder.com. Typically, before we offer used vehicles for sale, our technicians ensure that the vehicles are Ryder CertifiedTM, which means that they have passed a comprehensive, multi-point performance inspection based on specifications formulated through our maintenance program; Ryder VerifiedTM, which are fully inspected and Department of Transportation (DOT) compliant vehicles with some wear and tear, or Ryder ReclassifiedTM. Given our focus on maximizing sales proceeds, we primarily sell our used vehicles through our retail channel, which allows us to leverage our maintenance expertise and strong brand reputation to realize higher sales proceeds than in the wholesale market. The realized sales proceeds of used vehicles are dependent upon various other factors, including the general state of the used vehicle market, the supply and demand for used commercial vehicles in wholesale and retail markets, and the age and condition of the vehicle at the time of its disposal. In recent years, the general state of the used vehicle sales market has been particularly challenging, which has required us to increase the amount of vehicles sold in the wholesale market, and lower residual value estimates on vehicles still in operation.

FMS Business Strategy
Our FMS business strategy is to be the leading provider of fleet management outsourcing services for light, medium and heavy duty commercial highway vehicles. This strategy revolves around the following interrelated goals and priorities:
•drive profitable fleet growth that maximizes our return on investment by (1) successfully implementing sales and marketing initiatives designed to compel private fleet operators and for-hire carriers to outsource all or some portion of their fleet management needs to us, (2) reducing costs through operational efficiencies, including long-term maintenance initiatives, and (3) offering innovative products, solutions and support services that will create and strengthen new and existing customer relationships;
•deliver a consistent, industry-leading and cost-effective lease and maintenance program to our customers through continued process improvement; productivity initiatives; and technology improvements, which also help us attract new customers; and
•optimize asset utilization and management, particularly with respect to our rental fleet, used vehicle operations and maintenance facility infrastructure.

Competition
As an alternative to using our fleet management services, companies may choose to provide these services for themselves or to obtain similar or alternative services from other third-party vendors.
Our FMS business segment competes with companies that provide and manage maintenance services themselves and those providing similar services on a national, regional and local level. Many regional and local competitors provide services on a national level through their participation in various cooperative programs. We compete with finance lessors, truck and trailer manufacturers and independent dealers who provide full service lease products, finance leases, extended warranty maintenance, rental and other transportation services. We compete with other companies based on factors such as price, geographic coverage, equipment, maintenance options, and service reliability and quality. We also face competition from managed maintenance providers who are hired to coordinate and manage the maintenance of large fleets of vehicles through a network of third-party maintenance providers.

Supply Chain Solutions
Value Proposition
Through our SCS business, we offer a broad range of innovative logistics management services that are designed to optimize customers' supply chain and address customers' key business requirements. Our business is organized by industry verticals (Automotive, Technology and Healthcare, Consumer Packaged Goods and Retail, and Industrial and Other) to enable our teams to focus on the specific needs of their customers. Our SCS product offerings are organized into five categories: distribution management, dedicated transportation, transportation management, last mile and professional services. These offerings are supported by a variety of information technology and engineering solutions and can be provided independently or as an integrated solution to optimize supply chain effectiveness. Key aspects of our value proposition are our operational execution and industry expertise, which are important differentiators in the marketplace.
Market Trends
Logistics spending in the markets we target in North America equates to approximately $2 trillion, of which $245 billion is outsourced4. Outsourced logistics is a market with significant growth opportunity. More sophisticated supply chain practices are required as supply chains expand and become more complex and companies look for lower cost supply chain alternatives. In addition, disruptions from unexpected events, such as natural disasters and global pandemics, have caused companies to focus on risk management of their supply chains. For example, we believe the effects of the coronavirus (COVID-19) pandemic are accelerating trends toward e-commerce fulfillment, final mile delivery of big and bulky goods, and onshoring and nearshoring of manufacturing and supply chain operations. The more complicated the supply chain or the product requirements, the greater the need for companies to utilize the expertise of supply chain solution providers.
Operations
For the year ended December 31, 2020, our global SCS business accounted for 30% of our consolidated revenue.
U.S.    At December 31, 2020, we had 190 SCS customer accounts in the U.S., most of which are large enterprises that maintain large, complex supply chains. Most of our core SCS business operations are strategically located in geographic locations to maximize efficiencies and reduce costs. At December 31, 2020, managed warehouse space totaled approximately 57 million square feet.
We also centralize certain logistics expertise in locations not associated with specific customer sites. For example, our carrier procurement, contract management, freight bill audit and payment services, and transportation optimization and execution groups operate out of our logistics centers in Novi, Michigan and Fort Worth, Texas.
Mexico. At December 31, 2020, we had 145 SCS customer accounts and managed warehouse space totaling approximately 4 million square feet. Our Mexico operations offer a full range of SCS services, which are often highly integrated with our distribution and transportation operations, and manage approximately 18,400 border crossings each month between the U.S. and Mexico.
Canada.    At December 31, 2020, we had 34 SCS customer accounts and managed warehouse space totaling approximately 2.3 million square feet. The Canadian operations are highly coordinated with their U.S. and Mexico counterparts and manage approximately 9,500 border crossings each month.

4 Armstrong & Associates - Third-Party Logistics Market Results and Predictions for 2020, August 2020

SCS Product Offerings
Distribution Management.    Our SCS business offers a wide range of services relating to a customer’s distribution operations, such as designing a customer’s distribution network; managing distribution facilities; offering an e-commerce service designed specifically for high-volumes; coordinating warehousing and transportation for inbound and outbound material flows; handling import and export for international shipments; coordinating just-in-time replenishment of component parts to manufacturing plants and final assembly; and providing shipments to customer distribution centers or end customer delivery points, including support for e-commerce networks. Additional value-added services, such as light assembly of components into defined units, packaging and refurbishment, are also offered to our customers. For the year ended December 31, 2020, distribution management solutions accounted for 39% of our SCS revenue.
Dedicated Transportation.   Dedicated transportation services are offered as part of an integrated supply chain solution to our customers. We fulfill transportation needs for our customers with a combination of outside carriers and dedicated services. The dedicated transportation services offering combines the equipment, maintenance, drivers and additional services to provide a customer with a dedicated transportation solution that, combined with outside transportation, is designed to increase their competitive position, improve risk management and integrate their transportation needs with their overall supply chain. As part of our dedicated transportation services, we also offer routing and scheduling, fleet sizing, safety, regulatory compliance, risk management, technology and communication systems support including on-board computer and other technical support. These additional services allow our customers to mitigate labor challenges associated with maintaining a private fleet of vehicles, such as driver recruitment and turnover, and government regulation, including hours of service regulations, DOT audits and workers' compensation. Our dedicated transportation solution offers a high degree of specialization to meet the needs of customers with sophisticated service requirements such as tight delivery windows, high value or time-sensitive distribution, closed-loop distribution, multi-stop shipments, specialized equipment and integrated transportation needs. Dedicated transportation operations are located at our customer facilities, and our dedicated offering utilizes and benefits from our extensive network of FMS facilities, which provides maintenance for all Ryder vehicles used in SCS solutions. For the year ended December 31, 2020, approximately 33% of our SCS revenue was related to dedicated transportation services.
Transportation Management.    Our SCS business offers transportation management services relating to all aspects of a customer’s transportation network. Our team of transportation specialists provides shipment planning and execution, which includes shipment optimization, load scheduling, and delivery confirmation through a series of technological and web-based solutions. Our transportation consultants focus on carrier procurement of all modes of transportation with an emphasis on truck-based transportation, and also includes rate negotiation, freight bill audits and payment services. In addition, our SCS business provides customers with brokerage services designed to provide prequalified trucking capacity in North America. For the year ended December 31, 2020, we purchased or executed approximately $6.1 billion in freight moves on our customers' behalf, including $84 million in brokerage services. For the year ended December 31, 2020, transportation management solutions accounted for 14% of our SCS revenue.
Last Mile.    Our last mile offering consists of a network of 100 locations strategically located throughout the U.S. that receive, assemble, and prepare big and bulky items ranging from furniture to exercise equipment for in-home or office delivery, as well as a network to help fulfill e-commerce distribution needs. We offer tiered levels of delivery services to meet customers' needs, including placing the newly delivered item in the location of a consumer’s choosing, minor installation and disposal of the replaced item. We use proprietary scheduling software to provide customers with the appointment times they need and optimize routes for maximum efficiency. For the year ended December 31, 2020, our last mile service accounted for 10% of our SCS revenue.
Professional Services.    In conjunction with providing the SCS services described previously, our SCS business offers a variety of knowledge-based professional services that support every aspect of a customer’s supply chain. Our SCS professionals are available to evaluate a customer’s existing supply chain to identify inefficiencies as well as opportunities for integration and improvement. Once the assessment is complete, we work with the customer to develop a supply chain strategy that will create the most value for the customer and their target clients. Once a customer has adopted a supply chain strategy, our SCS logistics team, supported by functional experts and representatives from our information technology, real estate and finance groups, work together to design a strategically focused supply chain solution. The solution may include both a network design that sets forth the number, location and function of key components of the network and a transportation solution that optimizes the mode or modes of transportation and route selection. In addition to providing the distribution and transportation expertise necessary to implement the supply chain solution, our SCS representatives can coordinate and manage all aspects of the customer’s supply chain provider network to assure consistency, efficiency and flexibility. For the year ended December 31, 2020, knowledge-based professional services accounted for 4% of our SCS revenue.

SCS Business Strategy
Our SCS business strategy is to offer our customers differentiated, functional execution and proactive solutions from our expertise in key industry verticals. The strategy revolves around the following interrelated goals and priorities:
•provide customers with best in class execution and quality through reliable and flexible supply chain solutions;
•develop innovative solutions and capabilities that drive value for our customers, such as RyderShareTM, a real-time collaborative visibility tool showing all goods moving across the supply chain;
•create a culture of innovation and collaboration to provide solutions to meet our clients' needs;
•focus consistently on network optimization and continuous improvement;
•execute on targeted sales and marketing growth strategies; and
•expand customer relationships to include fast growing offerings in e-commerce and last mile.
Competition
As an alternative to using our services, companies may choose to internally manage their own supply chains and logistics operations, or obtain similar or alternative services from other third-party vendors.
In the SCS business segment, we compete with a large number of companies providing similar services, each of which has a different set of core competencies. We compete with a handful of large, multi-service companies across all of our product offerings and industries. We also compete against other companies on specific service offerings (for example, in transportation management, distribution management or dedicated transportation) or with companies specializing in a specific industry. We face different competitors in each country or region where they may have a greater operational presence. We compete based on factors such as price, service offerings, market knowledge, expertise in logistics-related technology and overall performance (e.g., timeliness, accuracy, and flexibility).

Dedicated Transportation Solutions
Value Proposition
Through our DTS business, we combine equipment, maintenance, drivers, administrative services and additional services, including routing and scheduling, fleet sizing, safety, regulatory compliance, risk management, and technology and communication systems support to provide customers with a dedicated transportation solution that is designed to increase their competitive position, improve risk management and integrate their transportation needs with their overall supply chain. This solution allows us to mitigate our customers' labor challenges associated with maintaining a private fleet of vehicles, such as driver recruitment and retention, and government regulation, including electronic logging devices and hours of service regulations, DOT audits and workers’ compensation. Our DTS solution offers a high degree of specialization to meet the needs of customers with sophisticated service requirements such as tight delivery windows, high-value or time-sensitive freight distribution, closed-loop distribution, multi-stop shipments, specialized equipment and integrated transportation needs.
Market Trends
The U.S. dedicated market is estimated to be $20 billion5 from an addressable market of approximately $400 billion6. This market is affected by many of the same trends that impact our FMS business. The administrative requirements relating to regulations issued by the DOT regarding driver screening, training and testing, as well as record keeping and other costs associated with the hours of service requirements, make our DTS offering an attractive alternative to private fleet and driver management. There continues to be significant pressure on the availability of qualified truck drivers and shippers continue to seek dedicated capacity from quality transportation and logistics providers, which makes our offering attractive to potential customers. In addition, market demand for just-in-time delivery creates a need for well-defined routing and scheduling plans that are based on comprehensive asset utilization analysis and fleet rationalization studies offered as part of our DTS services.
Operations/Product Offerings
For the year ended December 31, 2020, our DTS business accounted for 15% of our consolidated revenue. At December 31, 2020, we had 188 DTS customer accounts in the U.S. Because it is highly customized, our DTS product is particularly attractive to companies that operate in industries that have time-sensitive deliveries or special handling requirements, as well as companies who require specialized equipment. DTS accounts typically operate in a limited geographic area, and, therefore, most of the drivers assigned to these accounts are short haul drivers, meaning they return home at the end of each work day,
5 Armstrong & Associates - Third-Party Logistics Market Results and Predictions for 2020, August 2020
6 Addressable market as of October 2020, Class 3-8, IHS Markit Ltd. (formerly RL Polk) & Ryder Internal Estimates which helps with driver recruiting and retention. Although a significant portion of our DTS operations are located at customer facilities, our DTS business also utilizes and benefits from our extensive network of FMS facilities, including the FMS maintenance network that services the vehicles used in DTS solutions.

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
DTS Business Strategy
Our DTS business strategy is to offer services to customers who need specialized equipment, specialized handling or integrated services. This strategy revolves around the following interrelated goals and priorities:
•increase market share to provide more specialized services with customers across industries, including customers in the retail, metals and mining, energy and utility, consumer product goods, construction, and food and beverage industries;
•develop innovative solutions and capabilities that drive value for our customers, such as RyderShareTM, a real-time collaborative visibility tool showing all goods moving across the supply chain;
•utilize the support of the FMS sales team to compel private fleet operators to outsource all or some of their transportation needs to us;
•align the DTS business with other SCS product lines to create revenue opportunities and improve operating efficiencies in both segments;
•leverage secular outsourcing trends, such as driver shortage and increased safety regulations and equipment costs; and
•improve competitiveness in the non-specialized and non-integrated customer segments.
Competition
Our DTS business segment competes with other dedicated providers and truckload carriers servicing on a national, regional and local level. We compete with these companies based on a number of factors, including price, equipment options and features, maintenance, service and geographic coverage, driver availability and operations expertise. We are able to differentiate our DTS product offering by leveraging our FMS vehicles and maintenance services and integrating the DTS services with those of SCS to create a more comprehensive transportation solution for our customers. Our strong safety record and focus on customer service also enables us to uniquely meet the needs of customers with high-value products that require specialized handling in a manner that differentiates us from truckload carriers.
STRATEGIC INITIATIVES
In addition to our continued focus on organic growth, strategic initiatives, including acquisitions and other investments or partnerships, play an important role in enhancing our growth strategy. In our SCS and DTS business segments, we focus on adding technological capabilities and product offerings, potentially expanding into new industries, diversifying our customer base within our current industries, and improving our competitive position. In assessing potential acquisitions and investments in our FMS business segment, we look for opportunities that would create value through operating synergies, expanding our service offerings, providing more efficient ways to offer or deliver our services, leveraging our existing facility infrastructure, improving our geographic coverage and diversifying our customer base.
COVID-19
Our business has been, and may continue to be, impacted by the COVID-19 pandemic. For a detailed discussion of its impact on our results of operations and future considerations, refer to our "Consolidated Results" and "Operating Results by Business Segment" discussions in the Management's Discussion and Analysis of Financial Condition and Results of Operations

and Note 1, "Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements. In addition, for a detailed description of certain risk factors that impact our business, including those related to the COVID-19 pandemic, refer to “Item 1A-Risk Factors” and "Special Note Regarding Forward-Looking Statements" sections included in this Annual Report.
CYCLICALITY
Our business is impacted by economic and market conditions. In a strong economic cycle, there is generally more demand for our fleet management, dedicated transportation and supply chain services. In a weak or volatile economy, demand for our services decreases and is considerably more unpredictable. Because of these factors, we have continued to focus on increasing the diversity of our customer base and strengthening our long-term business partnerships with our customers. Although we believe these efforts help mitigate the immediate impact of an economic downturn, customers are often unwilling to commit to a full-service lease or long-term supply chain and dedicated contracts during a protracted or severe economic downturn. Because commercial rental and used vehicle sales are transactional, they are more cyclical in nature and are also heavily dependent on economic and market conditions, and results can vary significantly in both the short- and long-term. We mitigate some of the potential impact of an economic downturn through a disciplined and centralized approach to asset management. This approach allows us to manage the size, mix and location of our operating fleet and used vehicle inventories to try and maximize asset utilization and used vehicle proceeds in both strong and weak market conditions.
REGULATION
Our business is subject to regulation by various federal, state, local and foreign governmental entities. The DOT and various federal and state agencies exercise broad powers over certain aspects of our business, generally governing such activities as authorization to engage in motor carrier operations, safety and operations. The Federal Motor Carrier Safety Administration (FMCSA), under the DOT, manages a Compliance, Safety, Accountability initiative (CSA), partnering with state agencies designed to monitor and improve commercial vehicle motor safety, which uses roadside inspections and violations to measure motor carriers and drivers. The FMCSA also has regulations mandating electronic logging devices in commercial motor vehicles that impact various aspects of our dedicated, supply chain and rental businesses.

We are also subject to a variety of laws and regulations promulgated by national, state, provincial and local governments, including the U.S. Environmental Protection Agency (EPA) and the Occupational Safety and Health Administration (OSHA), which regulate safety, the management of hazardous materials, water discharges, air emissions, solid waste disposal and the release and cleanup of regulated substances. In addition, we must comply with licensing and other requirements imposed by the U.S. Department of Homeland Security and the U.S. Customs Service as a result of increased focus on homeland security and our Customs-Trade Partnership Against Terrorism certification. We may also become subject to new or more restrictive regulations imposed by these agencies or other authorities or states relating to carbon controls and reporting, engine exhaust emissions, drivers’ hours of service, wage and hour requirements, security including data privacy and cyber security and ergonomics. We are also subject to a variety of state and local regulations related to pandemic response, including health and wellness and sanitation responses in light of the COVID-19 pandemic, which has, and will, require us to incur costs to comply with these regulations.

Additional information about the regulations that we are subject to can be found in Item 1A. "Risk Factors" in this Annual Report on Form 10-K. We do not believe compliance with governmental laws and regulations will have a material adverse effect on capital expenditures, earnings or competitive position.

Refer to Note 19, “Environmental Matters,” in the Notes to Consolidated Financial Statements for a discussion surrounding environmental matters.

HUMAN CAPITAL
We strive to create a high-performance culture that embraces diverse perspectives and experiences and ensure that employees have opportunities to develop the skills they need to grow and excel in their fields. Human capital management is a priority for our executives and Board of Directors. We are committed to identifying and developing the talent necessary for our long-term success. We have a robust talent and succession planning process and have established programs to support the development of our talent pipeline for critical roles in our organization. Annually, we conduct a robust review with the leadership team focusing on high performing and high potential talent, diverse talent and succession for our critical roles.

We also recognize that it is important to develop our future leaders. We provide a variety of resources to help our employees build and develop their skills, including online development resources as well as individual development opportunities and projects for key talent. Additionally, we have leadership development resources for our future leaders as they continue to develop their skills. We invest in our employees by offering comprehensive health, welfare and retirement programs, along with wellness programs and well-being initiatives.
At December 31, 2020, we had approximately 39,000 full-time employees worldwide, of which 38,000 were employed in North America and 1,000 in Europe. We currently employ approximately 8,600 drivers and 5,400 technicians. We have approximately 25,200 hourly employees in the U.S., approximately 3,500 of which are organized by labor unions. Those employees organized by labor unions are principally represented by the International Brotherhood of Teamsters, the International Association of Machinists and Aerospace Workers, and the United Auto Workers. Their wages and benefits are governed by 96 separate labor agreements which are renegotiated periodically. Although we have not experienced a material work stoppage or strike, these events can potentially occur given the types of businesses in which we currently engage. We consider the relationship with our employees to be good. Refer to "We may face difficulties in attracting and retaining drivers and technicians", included in Item 1A. Risk Factors for further information regarding risk associated with our human capital and the attraction, development, and retention of personnel.
Safety
Our safety culture is founded upon a core commitment to the safety, health and well-being of our employees, customers and the community. As a core value, our focus on safety is embedded in our day-to-day operations, reinforced by many safety programs and continuous operational improvement and supported by a talented and dedicated safety organization.

We have created and implemented policies, processes and training programs to minimize safety events. We review and monitor our performance closely. We deploy relevant vehicle safety systems in the vehicles we operate, including active brake assistance, lane departure warning systems and stability control, to enhance safety performance. We also install aftermarket safety monitoring systems that provide effective means for our operations teams to measure and improve driver performance, including in-vehicle video event recorders. Training is also a key component of our safety program. We use certified driver trainers to on-board and train our drivers using first hand experienced certified driver trainers. Proactive injury and crash prevention and remedial training are also delivered regularly online to each employee through a highly interactive lesson platform. Regular safety behavioral observations are conducted by managers throughout the organization every day and remedial training and coaching takes place on the spot. Our proprietary, web-based safety management system, RyderSafetyNetTM, delivers monthly proactive safety programs as well as safety compliance tasks tailored to every location and helps measure safety activity effectiveness across the organization. Our safety policies require that all managers, supervisors and employees incorporate safe processes in all aspects of our business. Monthly safety scorecards are tracked and reviewed by management for progress toward key safety objectives.

COVID-19 and Employee Safety and Wellness
During the COVID-19 pandemic, the safety and well-being of our employees and their families has been a top priority, consistent with our company's core values, as we continue to serve our customers. Our operations supporting the supply chains and transportation needs of our customers has been deemed essential and we have continued operations during this period, but with diligent emphasis around following the guidelines from the Centers for Disease Control (CDC) and applicable state and local governments. We have adopted and implemented the COVID-19 Exposure Prevention, Preparedness, and Response Plan (COVID Response Plan), which defines our policies and procedures designed to mitigate the potential for transmission of COVID-19 and prevent exposure to illness from certain other infectious diseases. Among other things, the COVID Response Plan details employee and company responsibilities related to house-keeping and sanitization, hygiene and respiratory etiquette, use of personal protective equipment, employee and visitor screening procedures, leave policies and accommodations, remote working opportunities and infrastructure, and protocols for not reporting to work and when to return to work upon potential or confirmed COVID-19 exposure or infection. Company leadership and each business has increased the frequency of cross-functional communications to quickly identify and address any pandemic related needs. In addition, we use technology resources and human capital to develop tracking tools with predictive capabilities in an effort to further protect the workforce and efficiently deploy resources to do so. Further, we refined our wellness programs and communications aimed at informing employees about the pandemic, as well as engaging employees with healthcare providers to promote the proactive evaluation, tracking, and management of major health and wellness indicators.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Name	Age	Position
Robert E. Sanchez	55	Chair and Chief Executive Officer
Scott T. Parker	53	Executive Vice President and Chief Financial Officer
John J. Diez	50	President, Global Fleet Management
J. Steven Sensing	53	President, Global Supply Chain Solutions and Dedicated Transportation Solutions
Robert D. Fatovic	55	Executive Vice President, Chief Legal Officer and Corporate Secretary
John Gleason	64	Executive Vice President and Chief Sales Officer
Karen M. Jones	58	Executive Vice President and Chief Marketing Officer
Frank Lopez	46	Executive Vice President and Chief Human Resources Officer
Tim Fiore	65	Senior Vice President and Chief Procurement Officer
Rajeev Ravindran	55	Senior Vice President and Chief Information Officer
Cristina Gallo-Aquino	47	Senior Vice President and Controller
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
Cristina Gallo-Aquino has served as Senior Vice President and Controller since August 2020. Previously, Ms. Gallo-Aquino served as Vice President and Chief Financial Officer, Global Fleet Management Solutions from August 2015 through August 2020 and Vice President and Controller from September 2010 through August 2015. Ms. Gallo-Aquino joined Ryder in 2004 and has held various positions within the Finance and Corporate Accounting departments.
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

Risks Related to our Business and Operations

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
The extent to which the COVID-19 pandemic will continue to impact our business, operations and financial results will depend on numerous evolving factors that are difficult to accurately predict, including: the duration and scope of the pandemic and the potential for additional outbreaks and new strains of the virus; how quickly and to what extent prior levels of economic activity can resume; the timing of the development and distribution of an effective vaccine or treatments for COVID-19; governments', businesses' and individuals’ actions in response to the pandemic; the prolonged effect on customer demand for our goods and services and the customer’s ability to pay for these goods and services.
The adverse impacts of the COVID-19 pandemic led to a significant automotive production slowdowns or shutdowns which resulted in a deterioration in SCS automotive customer activity starting in April, which represents a significant portion of our SCS revenue. Our automotive customers that were shut down restarted production in May and are generally at normal operating levels. This period of automotive slowdowns or shutdowns was followed by increased consumer demand in the second half of 2020, particularly in the fourth quarter. This surge in demand contributed to a worldwide semiconductor supply shortage in early 2021, as semiconductor suppliers have been unable to rapidly reallocate production to respond to demand across multiple industries, particularly the automotive industry. We are currently assessing the potential supply chain impacts of this worldwide shortage, which may directly or indirectly impact the production activity of our automotive SCS customers. While we are working closely with our automotive SCS customers to monitor and mitigate any potential adverse impacts, such mitigation efforts may not be successful or may have further negative impacts. Any negative impacts, including reduced volumes, delays or disruptions in production on automotive SCS customer operations may have a material adverse impact on our SCS revenues and earnings. Furthermore, the semiconductor shortage may cause production delays for our original equipment manufacturers' (OEM) suppliers that provide vehicles for our FMS business, which could adversely impacting our FMS business and profitability.
We have also experienced varying impacts with our SCS customers in non-automotive industries as well as with our DTS customers, with some customers and industries, such as off price/discount and clothing retailers, experiencing lower volumes and others, like consumer-packaged goods, experiencing volume increases. Lower volumes and revenues in our non-automotive SCS industries and in DTS have a lesser impact on our earnings as our fees are less variable.
As a result of government actions taken, such as shutdowns of large gatherings and mandated social distancing orders, as well as the significant reduction in business activity across the U.S., demand for our commercial rental vehicles and rental utilization rates decreased significantly throughout the first half of 2020 and have negatively impacted our earnings. Although we have seen positive commercial rental demand trends in the second half of 2020, if demand further deteriorates or does not seasonally increase as it has in prior years, we may not be able to attain or maintain our utilization targets. As a result, we may be required to further downsize our fleet and decrease our pricing. In addition, we may not be able to redeploy rental vehicles with lease customers due to lack of demand for such vehicles. Each of these occurrences could result in lower revenues and further adverse impacts on our financial results.
In addition, in our FMS segment, we experienced a weakening of market conditions in used vehicle sales due to the COVID-19 pandemic. We will continue to regularly review and update our outlook for the used vehicle market, as appropriate, and, if our outlook is below our multi-year pricing averages, we may be required to further decrease residual value estimates to better align with current market conditions and our outlook. In addition, if weak market conditions continue for a prolonged period or further deteriorate, we may also need to sell additional vehicles at wholesale prices which would require us to take additional valuation adjustments. Any residual value estimate changes and valuation adjustments made in future periods would be incremental to any prior residual value estimate changes previously taken for vehicles in the fleet. If we determine to decrease residual value estimates or record valuation adjustments, these changes could have a material adverse impact on our financial results and liquidity.
With respect to our ChoiceLease product line, our customers have signed long-term lease contracts and, therefore, we do not expect our revenue and cash flows to be materially affected provided our customers remain solvent and continue to make their payments on their contractual obligations. We have experienced decreases in new ChoiceLease sales as well as a decrease in miles driven by our customers throughout 2020. Any prolonged decrease in sales activity and miles driven could adversely affect our growth prospects.
The financial condition of our customers, primarily in FMS, are being adversely impacted and have resulted and may continue to result in an increase in bankruptcies or insolvencies, or a delay in payments, which may, in turn, impact our business, results of operations and financial condition. We have established additional credit loss reserves due to our expectations for COVID-19 related payment activity and may need to increase our credit loss reserves if economic conditions worsen for our customers. Further, in the event of a prolonged economic downturn which has a material negative impact on our earnings and free cash flow, we may not be able to comply with our financial covenant in our global revolving credit facility which, in the absence of a bank waiver, would negatively impact our ability to borrow under that facility and negatively impact our liquidity position. We periodically evaluate factors to determine if it is more likely than not that our assets are impaired, including goodwill. These factors include, but are not limited to, macroeconomic conditions, changes in our industry and the markets in which we operate, and our market capitalization, as well as our reporting units’ expected future financial performance. We undertook an interim goodwill impairment test related to our FMS NA reporting unit as of March 31, 2020 and concluded that no impairment was necessary. On October 1, 2020, we performed our annual goodwill impairment test and determined there were no indicators of impairment to goodwill for our reporting units. At this time, it remains uncertain whether and to what extent we may need to record charges for impairments in the future as a result of the ongoing COVID-19 pandemic.
In addition to the operational impacts described above, the COVID-19 pandemic may present or heighten other operational risks to our business. Remote working arrangements may decrease employee productivity, increase cybersecurity risks and the strain on our technology systems, and adversely affect our internal controls over financial reporting. Further, our business may be adversely affected if key personnel become ill from COVID-19 and are unable to work.
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

Decreased customer demand for transportation services due to adverse economic conditions, competition or other factors have and could in the future adversely impact our business and operating results.
The transportation industry is highly cyclical and highly susceptible to trends in economic activity. Weakness or uncertainty in economic conditions in the U.S., and to a lesser extent the other geographic markets in which we operate, could adversely impact our business and operating results. Our business relies on the strength of our customers’ businesses and the level of confidence our customers have about current and future economic conditions and trends. Our vehicles are leased or rented to customers that transport goods commercially, so the demand for our products and services is tied directly to the production and sale of goods by our customers, and more generally, the health of the North American economy and overall levels of competition in the transportation and logistics industry. Because of this, our business may begin to slow before market slowdowns, at the point of customer uncertainty, and may recover later than market recoveries, as our customers may continue to feel uncertain about future market conditions. If uncertainty and lack of customer confidence around macroeconomic and transportation industry conditions increase, our future growth prospects, business and results of operations could be materially adversely affected.
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

Impact on Used Vehicle Sales. We generally bear the risk that we will not be able to resell our vehicles at a price equal to or above their expected residual values. If we overestimate a vehicle’s residual value this could contribute to lower gains or losses on sales of our used vehicles. A decline in market demand for used vehicles or a change in our outlook for demand and pricing would likely result in a reduction in our residual values. Factors that could contribute to a decline in the market demand for used vehicles include an oversupply of vehicles in the marketplace; decline in customers due to economic conditions; concerns regarding the real or perceived quality, maintenance or condition of our vehicles; foreign exchange movements; or changes in technology or vehicle types, including broader acceptance of alternative fuel vehicles, that render select vehicles or technology obsolete or less attractive to purchasers. We sell our used vehicles through various channels, including retail sales centers, at our branch locations, through our website at www.UsedTrucks.Ryder.com, as well as through the wholesale market. Pricing and demand for used vehicles varies among selling channels, particularly between the retail and wholesale markets, as we generally obtain lower proceeds on vehicles sold through wholesale channels. If we are unable to meet our targeted sales goals and inventory levels through our projected sales mix of retail versus wholesale, we may be required to sell more vehicles than planned through the wholesale market, which will impact our sales proceeds.
The conditions in the third quarter of 2019 and first half of 2020 triggered a re-evaluation of our residual value estimates which resulted in changes to our estimated vehicle values. We have not made any significant changes to our residual value estimates since the second quarter of 2020.
We will continue to regularly review and update our outlook for the used vehicle market, as appropriate, and, if our outlook is below our multi-year pricing averages, we may be required to further decrease residual value estimates to better align with current market conditions and our outlook. In addition, if weak market conditions continue for a prolonged period or further deteriorate, we may also need to sell additional vehicles at wholesale prices which would require us to take additional valuation adjustments. Any residual value estimate changes and valuation adjustments made in future periods would be incremental to any prior residual value estimate changes previously taken for vehicles in the fleet. If we determine to decrease residual value estimates or record valuation adjustments, these changes could have a material adverse impact on our financial results and liquidity.

Impact on our ChoiceLease Product Line. Changes in residual values also impact the overall competitiveness of our ChoiceLease product line, as estimated sales proceeds are a significant component of the overall price of the lease. Additionally, vehicle type or technology changes, sudden changes in supply and demand, competitor pricing, and other market factors beyond our control, vary from year to year and from vehicle to vehicle, making it difficult to accurately predict residual values used in calculating and pricing our ChoiceLease arrangements. Although we have developed disciplines related to the management and maintenance of our leased vehicles designed to maximize the value of our used vehicles, there is no assurance that these practices will sufficiently reduce the residual risk.

For a detailed discussion on our accounting policies and assumptions relating to depreciation and residual values, please see “Critical Accounting Estimates - Depreciation and Residual Value Estimates” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Our profitability has been and could in the future be negatively impacted if our key operational assumptions and pricing structure prove to be invalid.
Substantially all of our SCS and DTS services, as well as our ChoiceLease and SelectCare products, are provided under long-term contractual arrangements with our customers. These contractual arrangements include pricing terms that are subject to a number of key operational assumptions including, but not limited to:
•with respect to our SCS contracts, the scope of services, production volumes, operational efficiencies, the mix of fixed versus variable costs, productivity and other factors;
•with respect to our DTS contracts, market wages, availability of labor, insurance rates and other operating costs that experience market fluctuations; and
•with respect to our ChoiceLease and SelectCare contracts, residual values (ChoiceLease only) and maintenance expense.
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
We make significant investments in vehicles to support our rental business based on anticipated customer demand. We make commitments to purchase the vehicles many months in advance of the expected use of the vehicle and seek to optimize the size and mix of the commercial rental fleet based on demand projections and various other factors. As a result, our business is dependent on our ability to accurately estimate future levels of rental activity and consumer preferences to effectively capitalize on market demand in order to drive the highest levels of utilization and revenue per unit. Missing our projections could result in too much or too little capacity in our rental fleet. Overcapacity could require us to deploy or sell vehicles at lower than anticipated pricing levels which may result in asset write-downs. In addition, overcapacity could result in lower revenues and higher costs and have an adverse impact on profitability. Undercapacity could impact our ability to reliably provide rental vehicles to our customers and may negatively affect our profitability and our reputation. We employ a sales force and operations team on a full-time basis to manage and optimize this product line; however, their efforts may not be sufficient to overcome unforeseen changes in market demand in the rental business. In contrast, in our ChoiceLease product line, we typically do not purchase vehicles until we have an executed contract with a customer.
We may fail to respond adequately or in a timely manner to innovative changes in new technology in our industry.

In recent years, our industry has been characterized by rapid changes in technology, leading to innovative transportation and logistics concepts that have impacted or have the potential to significantly impact our business model, competitive landscape and the industries of our customers and suppliers. For example, new concepts are currently under development for more advanced electric vehicles, autonomous or semi-autonomous self-driving vehicles, connected vehicle platforms, and drones. Additional innovations impacting the transportation, trucking and supply chain/logistics industries are likely that we cannot yet foresee. In addition, there is a rapidly growing demand for e-commerce services, last mile home delivery and asset- and freight-sharing services, which continue to disrupt the transportation industry with the goal of bringing efficiencies to the transportation marketplace.

Our inability to quickly adapt to and adopt new innovations in products and processes desired by our customers may result in a significant loss of demand for our service offerings. In addition, advances in technology may require us to increase investments in order to remain competitive, and our customers may not be willing to accept higher prices to cover the cost of these investments. An increase in customer use of electric vehicles could reduce the demand for our vehicle maintenance services, diesel vehicles and related offerings. Likewise, self-driving vehicles may reduce the demand for our dedicated service offerings, where, in addition to a vehicle, Ryder provides a driver as part of an integrated, full service customer solution. While we are actively engaged in developing strategic partnerships with new technology providers, developing new products, and evaluating emerging technology, we cannot be certain that such initiatives will be successful or timely, and our failure to successfully and timely implement any of these initiatives could have an adverse impact on our financial condition or results of operations. In addition, the speed of onset and adoption of any new technologies may be affected by changes in the political or regulatory environment, which could further increase our investment costs for new technologies, operating complexity and our ability to offer such technologies to our customers in the jurisdictions in which we operate.

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
We also continue the transition to our new Enterprise Resource Planning (ERP) system. This new system is designed to improve efficiencies and integrate and automate certain internal financial, operating, and other technology applications that are critical to our business operations. While we have invested, and continue to invest significant amounts, including for additional personnel and third-party consultants, to implement and operate this system, it is possible that we may experience difficulties following the transition. Any significant disruptions, delays, deficiencies, or errors in the design, implementation, and utilization of the ERP system could adversely affect our operations, including our ability to accurately report our financial results in a timely manner, file our quarterly or annual reports with the SEC, and invoice and collect from our customers, each of which may harm our operations and reduce investor confidence. Data integrity problems or other issues may be discovered once the transition is complete, which, if not corrected, could impact our business, reputation, reporting, disclosures or results of operations. If we encounter unforeseen difficulties with our new ERP system, there will be additional demands on our management team and our business, operations, and results of operations could be adversely affected.
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
The transportation industry is highly competitive. We face competition in all geographic markets and each industry sector in which we operate. Increased competition or our inability to compete successfully may lead to a reduction in revenues, reduced profit margins, increased pricing pressure, or a loss of market share, any one of which could affect our financial results. Numerous competitive factors could impair our ability to maintain our current profitability, including the following:
•our inability to obtain expected customer retention levels or profitability;
•we compete with many other transportation and logistics service providers, some of which have greater capital resources or lower cost structures than we do;
•our inability to compete with new entrants in the transportation and logistics market that may offer similar services at lower cost or have greater technological capabilities;
•customers may choose to provide the services we provide for themselves;
•our competitors may periodically reduce their prices to gain business, especially during times of declining economic growth, which may limit our ability to maintain or increase prices or impede our ability to maintain our profitability or grow our market share or profitability;
•many customers periodically accept bids from multiple carriers for their shipping needs, and this process may depress rates or result in the loss of some of our business to competitors;
•the continuing trend toward consolidation in the trucking industry may result in larger carriers with greater financial resources than we have;
•advances in technology require increased investments to remain competitive, and our customers may not be willing to accept higher prices to cover the cost of these investments; and
•because cost of capital is a significant competitive factor, any increase in either the cost of our debt or equity as a result of reductions in our debt rating or stock price volatility could have a significant impact on our competitive position.

Failure to execute our business strategy and develop, market and consistently deliver high-quality services efficiently that meet customer expectations may cause our revenue and earnings to suffer.
Our long-term business strategy is to target clients new to outsourced transportation and logistics services and thereby expand the market for our services and deliver those services efficiently. We seek to execute our strategy by providing operational excellence, superior talent and best-in-class information technology. By providing high-quality leasing services, we aim to attract customers that traditionally have only been interested in operating their own transportation and logistics networks.

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
We and the vehicle equipment manufacturers in our FMS business rely on a small number of suppliers.
We buy vehicles and related equipment from a relatively small number of OEMs in our FMS business. Some of our vehicle manufacturers rely on a small concentration of suppliers for certain vehicle parts, components and equipment. A discrete event in a particular OEM’s or supplier’s industry or location, or adverse regional economic conditions impacting an OEM or supplier’s ability to provide vehicles or a particular component, could adversely impact our FMS business and profitability. In addition, our business and reputation could also be negatively impacted if any parts, components or equipment from one of our suppliers suffer from broad-based quality control issues or become the subject of a product recall and we are unable to obtain replacement parts from another supplier in a timely manner. Although we believe we have alternative sources of supply for the equipment and other supplies used in our business, termination or significant alteration of our relationship with any of our key suppliers could have a material adverse effect on our business, financial condition or results of operations in the unlikely event that we were unable to obtain adequate equipment or supplies from other sources in a timely manner or at all.

We derive a significant portion of our SCS and DTS segment revenue from a relatively small number of customers.
During 2020, sales to our top ten SCS customers accounted for 53% of our SCS total revenue and 49% of our SCS operating revenue (total revenue less fuel and subcontracted transportation). Additionally, approximately 34% of our global SCS revenue is from the automotive industry and is directly impacted by automotive vehicle production. Our top ten DTS customers accounted for 44% of DTS total revenue and 40% of DTS operating revenue. The loss of any of these customers or a significant reduction in the services provided to any of these customers could materially and adversely impact our operating results. While we continue to focus our efforts on diversifying our customer base, we may not be successful in doing so.
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
In addition, many of our customers operate in cyclical or seasonal industries, or operate in industries, including the food and beverage industry, that may be impacted by unanticipated weather, growing conditions (such as drought, insects or disease), natural disasters, pandemics, and other conditions over which we have no control. A downturn in our customers’ businesses or unanticipated events impacting their businesses could cause a reduction in freight volume shipped by those customers or a reduction in their need for our services, which could materially and adversely affect our operating results and financial condition.
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
We have approximately 3,500 employees that are organized by labor unions whose wages and benefits are governed by 96 labor agreements that are renegotiated periodically. Disputes with regard to the terms of these agreements or our potential inability to negotiate acceptable contracts with these unions in the future could result in, among other things, a material work stoppage, slowdown or strike by the affected employees. If our workers were to engage in a work stoppage, strike or other slowdown, or other employees were to become unionized, or the terms and conditions in future labor agreements were renegotiated, we could experience a significant business disruptions or higher operating costs, which could have an adverse effect on our financial position, results of operations, or cash flows.
We intend to continue to explore strategic transactions. Our business could be adversely affected if we are not able to identify or successfully execute these strategic transactions.
In furtherance of our strategy, we routinely evaluate opportunities and may enter into agreements for possible strategic transactions, including acquisitions, partnerships or divestitures. We may be unable to identify strategic transactions or we may be unable to negotiate commercially acceptable terms. Other risks involved in engaging in these strategic transactions include the possible failure to realize the expected benefits of such transactions within the anticipated time frame, or at all, such as cost savings, synergies, sales and growth opportunities. In addition, the integration of an acquired business may result in material unanticipated challenges, expenses and liabilities. Any one of these factors could result in lower than expected revenues or earnings related to combining the companies or derived from a strategic transaction and could adversely impact our financial condition or results of operations.

Volatility in assumptions, discount rates, and asset values related to our pension plans may adversely affect the valuation of our obligations, the current funding levels and our pension expense under our defined benefit pension plans.
We historically sponsored a number of defined benefit plans for employees not covered by union-administered plans, including certain employees in foreign countries. The aggregate projected benefit obligations and plan assets of our global defined benefit pension plans as of December 31, 2020 were $2.5 billion and $2.3 billion, respectively. The funded status of the plans, equal to the difference between the present value of plan obligations and assets, is a significant factor in determining pension expense and the ongoing funding requirements of those plans. Macroeconomic factors, as well as changes in investment returns and discount rates used to calculate pension expense and related assets and liabilities, can be volatile and may have an unfavorable impact on our costs and funding requirements. Although we have actively sought to control increases in these costs and funding requirements through investment policies and plan contributions, there can be no assurance that we will succeed, and continued cost and funding requirement pressure could reduce the profitability of our business and negatively impact our cash flows.

We are subject to risk of multi-employer pension plan withdrawal.
We participate in certain U.S. multi-employer pension (MEP) plans that provide defined benefits to employees covered by collective bargaining agreements. In the event that we withdraw from participation in any of these plans, then applicable law could require us to make an additional lump-sum contribution to the plan. Our withdrawal liability for any MEP plan would depend on the extent of the plan’s funding of vested benefits. Economic conditions have caused many MEP plans to be significantly underfunded. As a result, although we have taken steps in recent years to withdraw from significantly underfunded MEP plans, we may still have liability for at least a period of time following our withdrawal. If the financial condition of the MEP plans were to continue to deteriorate, we could be subject to additional assessments.
We may fail to establish sufficient insurance reserves to adequately cover workers’ compensation and vehicle liabilities.
We are partially self-insured for vehicle liability and workers’ compensation claims. Our self-insurance accruals are based on actuarially estimated, undiscounted cost of claims, which includes claims incurred but not reported. While we believe that our estimation processes are well designed and comply with generally accepted accounting principles in the United States, actuarial techniques and best practices, any projection of losses concerning workers’ compensation and vehicle insurance is subject to a considerable degree of variability. The causes of this variability include litigation trends, claim settlement patterns, rising medical and other costs as well as fluctuations in the frequency or severity of accidents. If actual losses incurred are greater than those anticipated, our self-insurance reserves may be insufficient and additional costs could be recorded in our consolidated financial statements. If we suffer a substantial loss in excess of our self-insured limits, the loss and related expenses may be covered by traditional insurance and excess insurance the Company has in place, but if not covered or above such coverages, losses could harm our business, financial condition or results of operations. For a detailed discussion on our accounting policies and assumptions relating to our self-insurance reserves, please see the “Critical Accounting Estimates - Self-Insurance Accruals” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
We face litigation risks that could have a material adverse effect on the operation of our business.
We face litigation risks regarding a variety of issues, including without limitation, accidents involving our trucks and injuries to employees, alleged violations of federal and state labor and employment law including class-action lawsuits alleging wage and hour violations, independent contractor misclassification and improper pay, securities laws, environmental liability, commercial claims, cyber and other matters. These proceedings may be time-consuming, expensive and disruptive to normal business operations. The defense of such lawsuits could result in significant expense and the diversion of our management’s time and attention from the operation of our business. In recent years, several insurance companies have stopped offering coverage to trucking companies and reduced capacity limits as a result of increases in the severity of automobile liability claims and higher costs of settlements and verdicts, causing the cost of such insurance to increase. This trend could adversely affect our ability to obtain suitable insurance coverage or further increase the cost for such coverage significantly, each of which may adversely affect our financial condition, results of operations, liquidity or cash flows. Costs we incur to defend or to satisfy a judgment or settlement of these claims may not be covered by insurance or could exceed the amount of that coverage or increase our insurance costs and could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.
We face risks related to cybersecurity attacks and other breaches of our systems and information technology.
We depend on the proper functioning and availability of our information systems in operating our business. It is important that the data processed by these systems remains confidential, as it often includes sensitive customer information, confidential customer transaction data, employee records, and key financial and operational results and statistics. Failure to prevent or mitigate data loss or system intrusions from cybersecurity attacks or other security breaches could expose us, our vendors, or our customers to a risk of loss or misuse of such information, adversely affect our operating results, restrict or prevent operations or financial reporting, result in litigation or potential liability and otherwise harm our business. Likewise, data privacy breaches from our systems could expose personally identifiable information of our employees or contractors, sensitive customer data, or vendor data to unauthorized persons, adversely impacting our customer service, employee relationships and our reputation. We maintain an information security program, which consists of industry standard safeguards and controls to help ensure that our core fundamentals of confidentiality, integrity and availability are supported, but we cannot ensure that we will be able to prevent or mitigate all such data breaches or cyberattacks.

In addition, some of our software applications are utilized by third parties who provide outsourced administrative functions. Such third parties may have access to information we maintain about our company, customers, employees and vendors or operate systems that are critical to our business operations and services. While our information security program includes enhanced controls to monitor third party providers’ security programs, these third parties are subject to risks imposed by data breaches, cyberattacks and other events or actions that could damage, disrupt or close down their networks or systems.

Our information systems are protected through physical and software safeguards as well as backup systems considered appropriate by management. However, threats to network and data security are becoming increasingly diverse and sophisticated. Both unsuccessful and successful cybersecurity attacks on companies have continued to increase in frequency, scope and potential harm in recent years, and cyber risks have increased due to the shift in remote work environments necessitated by COVID-19. We have experienced cybersecurity threats and vulnerabilities targeting our information technology systems and networks and those of our third party providers. Such prior events, to date, have not had a material impact on our financial condition or results of operations. While we have significant security processes and initiatives in place, we may be unable to fully detect, mitigate or protect against a material breach or disruption in the future. In addition, efforts to prevent, detect and mitigate data breaches and cyberattacks subject us to additional costs. We have cyber insurance coverage in place that we have previously used in connection with cyber events and that may cover certain events described above, subject to deductibles and coverage limitations. It is possible that future claims could exceed the limits of our coverage. Further, such insurance may not address or cover injury to reputation or loss of business that may result should such an attack be material.

In addition, regulatory authorities have increased their focus on how companies collect, process, use, store, share and transmit personal data. New privacy security laws and regulations, including the United Kingdom’s Data Protection Act 2018, the European Union General Data Protection Regulation 2016, and the California Consumer Privacy Act, pose increasingly complex and rigorous compliance challenges, which may increase our compliance costs. Any failure to comply with data privacy laws and regulations could result in significant penalties, fines, legal challenges and reputational harm.

Regulatory Risks
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

Other compliance issues we may face include:

•companies we acquire may not have historically maintained internal controls, policies or procedures to monitor compliance with the regulatory and legal requirements consistent with our standards;
•our operations in Canada, Europe and Mexico may expose us to liability for failure to comply with local laws and regulatory requirements of foreign jurisdictions, which may vary significantly from country to country, including local tax laws, and anti-bribery laws;
•compliance with environmental laws and regulations, including regulations imposed by the EPA on exhaust emissions and increasingly stringent regulations related to climate change, which may impose restrictions on our activities or require us to take certain actions, all of which may, over time, increase our costs and adversely affect our business and results of operations;
•compliance with health and safety laws and regulations imposed by OSHA as well as state and local governments; and
•compliance with new laws or regulations that may change the employee/independent contractor classification of independent contractors doing business with us, which could cause us to incur additional exposure under federal and state tax and employment laws.

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
We are affected by various U.S. federal, state and foreign tax laws, including income taxes and taxes imposed on the purchase, sale and lease of goods and services such as sales, excise, property, value-added tax, fuel, environmental and other taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. For example, significant judgment is required in determining our worldwide provision for income taxes. Our tax expense includes estimates of additional tax that may be incurred for tax exposures and reflects various estimates and assumptions, including assessments that could affect the valuation of our net deferred tax assets. Our operating results could be adversely affected by changes in the effective tax rate as a result of a change in the mix of earnings in countries with differing statutory tax rates, changes in our overall profitability, changes in tax legislation, the results of audits and examinations of previously filed tax returns and continuing assessments of our income and indirect tax exposures.
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

General Risk Factors

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

We provide services domestically and to a lesser extent outside of the U.S., which subjects our business to various additional risks, including:

•changes in tariffs, trade restrictions, trade agreements, and taxes;
•varying tax regimes, including consequences from changes in applicable tax laws;
•difficulties in managing or overseeing foreign operations and agents;
•foreign currency fluctuations and limitations on the repatriation of funds due to foreign currency controls;
•different liability standards;
•the price and availability of fuel;
•national and international conflict; and
•intellectual property laws of countries that do not protect our rights in intellectual property to the same extent as the laws of the U.S.

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

We expect that the market price of our common stock will continue to fluctuate due to a variety of factors, some of which are beyond our control. These factors include, among others:

•actual or anticipated variations in earnings, financial or reporting performance or liquidity;
•changes in analysts' recommendations or projections;
•failure to meet analysts' and our Company's projections;
•general political, social, economic and capital market conditions;
•announcements of developments or initiatives related to our business;
•operating and stock performance of other companies deemed to be peers;
•actions by government regulators; and
•news reports of trends, concerns and other issues related to us or our industry, including changes in regulations.

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

Our FMS business is highly capital intensive and its profitability could be adversely affected if we are unable to obtain sufficient capital to fund its operations. In general, we rely in large part upon global credit and financial markets to fund our operations and contractual commitments as well as to refinance existing debt. These markets can experience high levels of volatility for numerous reasons and our access to capital could be constrained for extended periods of time. Our ability to raise capital may be materially reduced and/or our borrowing costs may significantly increase if, among other things, access to public investment grade debt becomes limited or closed, we lose access to our global revolving credit facility, or funding costs increase due to the loss of an investment grade rating, a severe economic downturn or rising interest rates. Significant uncertainty, volatility, disruptions or downturns in the global credit and financial markets may also result in:

•diminished liquidity and credit availability resulting in more stringent borrowing terms;
•decline in the price of our common shares as a result of a downgrade by security analysts;
•unanticipated interest rate and currency exchange rate fluctuations; and
•increased risk of default by counterparties under derivative instruments and hedging agreements.

As of December 31, 2020, we had $6.6 billion of outstanding indebtedness. If we are unable to raise additional capital by accessing the debt and equity markets or our costs of raising additional capital were to materially increase, our ability to operate or grow our business, including refreshing, replacing and/or growing our vehicle fleets and acquiring new businesses, and refinance existing debt will be impaired, which could have a material adverse effect on our operating results or materially impact our ability to implement our long-term strategy.

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
We maintain 612 FMS properties in the U.S., Puerto Rico and Canada; we own 417 of these and lease the remaining properties. Our FMS properties are primarily comprised of maintenance facilities generally including a repair shop, rental counter, fuel service island, administrative offices, and used vehicle retail sales centers.
Additionally, we manage 180 on-site maintenance facilities, located at customer locations.
We also maintain 269 locations in the U.S. and Canada in connection with our domestic SCS business. Almost all of our SCS locations are leased and generally include a warehouse and administrative offices.
We maintain 84 international locations (locations outside of the U.S. and Canada) for our international businesses. There are 46 locations in the U.K. and Germany, and 38 locations in Mexico. The majority of these locations are leased and may be a repair shop, warehouse or administrative office.
Additionally, we maintain 13 U.S. locations primarily used for Central Support Services. These facilities are generally administrative offices, of which we own five and lease the remaining locations.

ITEM 3. LEGAL PROCEEDINGS
We are involved in various claims, lawsuits and administrative actions arising in the normal course of our businesses. Some involve claims for substantial amounts of money and/or claims for punitive damages. While any proceeding or litigation has an element of uncertainty, management believes that the disposition of such matters, in the aggregate, will not have a material impact on our consolidated financial condition or liquidity. Refer to Note 21, "Contingencies and Other Matters", for additional information regarding our legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Ryder Common Stock
 Our common shares are listed on the New York Stock Exchange under the trading symbol “R.” As of January 31, 2021, there were 5,909 common stockholders of record.
Performance Graph
The following graph compares the performance of our common stock with the performance of the Standard & Poor’s MidCap 400 Index and the Dow Jones Transportation 20 Index for a five year period by measuring the changes in common stock prices from December 31, 2015 to December 31, 2020.

190
170
150
130
110
90
70
Dollars

	2015	2016	2017	2018	2019	2020
Ryder System, Inc.	$100.00	134.36	155.77	91.93	107.92	129.85
MidCap 400 Index	$100.00	120.73	140.32	124.75	157.40	178.88
Dow Jones Index	$100.00	122.32	145.59	127.65	154.24	179.72

The stock performance graph assumes for comparison that the value of our common stock and of each index was $100 on December 31, 2015 and that all dividends were reinvested. Past performance is not necessarily an indicator of future results.

Purchases of Equity Securities
The following table provides information with respect to purchases we made of our common stock during the quarter ended December 31, 2020:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Maximum Number of Shares That May Yet Be Purchased Under the Anti-Dilutive Programs (2)
October 1 through October 31, 2020	57	$44.06	—	1,196,902
November 1 through November 30, 2020	333,900	51.77	333,900	863,002
December 1 through December 31, 2020	457	63.59	—	863,002
Total	334,414	$51.79	333,900
___________________
(1)During the three months ended December 31, 2020, we purchased an aggregate of 514 shares of our common stock in employee-related transactions. Employee-related transactions may include: (1) shares of common stock delivered as payment for the exercise price of options exercised or to satisfy the tax withholding liability associated with our share-based compensation programs and (2) open-market purchases by the trustee of Ryder’s deferred compensation plans relating to investments by employees in our stock, one of the investment options available under the plans.
(2)In December 2019, our Board of Directors authorized a new share repurchase program intended to mitigate the dilutive impact of shares issued under our employee stock plans. Under the December 2019 program, management is authorized to repurchase up to 1.5 million shares of common stock issued to employees under our employee stock plans from December 1, 2019 to December 11, 2021. Share repurchases are made periodically in open-market transactions using the Company's working capital, and are subject to market conditions, legal requirements, and other factors. In addition, management has been granted the authority to establish prearranged written trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the repurchase program. In the second quarter of 2020, we decided to temporarily suspend the December 2019 program due to the impact of COVID-19, however we recommenced share repurchases in the fourth quarter of 2020.

ITEM 6. SELECTED FINANCIAL DATA

Reserved

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with our consolidated financial statements and related notes contained in Item 8 of this Annual Report on Form 10-K. The following MD&A describes the principal factors affecting results of operations, financial resources, liquidity, contractual cash obligations and critical accounting estimates. This section of the Form 10-K generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

OVERVIEW
Ryder is a leading logistics and transportation company. Our operating segments are aggregated into reportable business segments based upon similar economic characteristics, products, services, customers and delivery methods. We report our financial performance based on three business segments: (1) Fleet Management Solutions (FMS), which provides full service leasing and leasing with flexible maintenance options, commercial rental, and maintenance services of trucks, tractors and trailers to customers principally in the United States (U.S.), Canada and the United Kingdom (U.K.); (2) Supply Chain Solutions (SCS), which provides integrated logistics solutions, including distribution management, dedicated transportation, transportation management, last mile and professional services in North America; and (3) Dedicated Transportation Solutions (DTS), which provides turnkey transportation solutions in the U.S. that includes dedicated vehicles, drivers, management and administrative support. Dedicated transportation services provided as part of an operationally integrated, multi-service, supply chain solution to SCS customers are primarily reported in the SCS business segment.
The FMS business, our largest segment, had total revenue and assets in 2020 of $5.2 billion and $11.3 billion, respectively, representing 55% of our consolidated revenue (excluding eliminations) and 87% of consolidated assets. SCS total revenue and assets in 2020 were $2.5 billion and $1.3 billion, respectively, representing 30% of our consolidated revenue and 10% of consolidated assets. DTS total revenue and assets in 2020 were $1.2 billion and $0.3 billion, respectively, representing 15% of our consolidated revenue and 2% of consolidated assets. In 2020, we have revised our definition of operating revenue to exclude revenue related to liability insurance coverage for ChoiceLease customers as we announced our plan to exit this product line in early 2020. Prior year amounts have been revised to conform to current year presentation.
We operate in highly competitive markets. Our customers select us based on numerous factors including service quality, price, technology and service offerings. As an alternative to using our services, customers may choose to provide these services for themselves or may choose to obtain similar services from other third-party vendors. Our customer base includes enterprises operating in a variety of industries including food and beverage service (22%), transportation and logistics (21%), retail and consumer goods (11%), automotive (10%), industrial (8%), housing (7%), technology (6%), business and personal services (5%) and other (10%).
Our results of operations and financial condition are influenced by a number of factors including, but not limited to: used vehicle sales; macroeconomic and other market conditions, including pricing and demand; customer contracting activity and retention; rental demand; maintenance costs; residual value estimates and other depreciation changes; currency exchange rate fluctuations; customer preferences; inflation; fuel and energy prices; general economic conditions; insurance costs; interest rates; labor costs; unemployment; tax rates; changes in accounting or regulatory requirements; and cybersecurity attacks. This MD&A includes certain forward-looking statements regarding our 2021 outlook. These statements are based on our current plans and expectations and are subject to risks, uncertainties and assumptions. We caution readers that certain important factors could cause actual results and events to differ significantly from those expressed.
Additionally, in 2020, our business has been, and may continue to be, impacted by the coronavirus (COVID-19) pandemic. For a detailed discussion of its impact on our results of operations, financial condition and future considerations, refer to our "Consolidated Results" and "Operating Results by Business Segment" discussions below and Note 1, "Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements. In addition, for a detailed description of certain risk factors that impact our business, including those related to the COVID-19 pandemic, refer to “Item 1A-Risk Factors” and "Special Note Regarding Forward-Looking Statements" sections included in this Annual Report.
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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
The following discussion provides a summary of financial highlights that are discussed in more detail throughout our MD&A and within the Notes to Consolidated Financial Statements:

				Change
	2020	2019	2018	2020/2019	2019/2018
	(In thousands, except per share amounts)
Total revenue	$8,420,091	$8,925,801	$8,413,946	(6)%	6%
Operating revenue (1)	7,024,039	7,189,072	6,669,896	(2)%	8%

Earnings (loss) from continuing operations before income taxes (EBT) (2)	$(130,360)	$(42,271)	$389,469	NM	NM
Comparable EBT (1) (2)	(28,814)	56,089	418,862	NM	(87)%
Earnings (loss) from continuing operations (2)	(111,996)	(23,272)	286,922	NM	NM
Comparable earnings from continuing operations (1) (2)	(13,793)	53,554	314,781	NM	(83)%
Net earnings (loss)	(122,250)	(24,410)	284,613	NM	NM
Comparable EBITDA (1) (4)	2,258,258	2,243,399	2,017,877	1%	11%
Earnings (loss) per common share (EPS) — Diluted
Continuing operations	$(2.15)	$(0.45)	$5.43	NM	NM
Comparable (1)	(0.27)	1.01	5.95	NM	(83)%
Net earnings (loss)	(2.34)	(0.47)	5.38	NM	NM

Debt to equity	293%	320%	262%
Adjusted return on equity (1)	(1.3)%	0.3%	12.7%
Net cash provided by operating activities from continuing operations	$2,181,303	$2,140,539	$1,717,993
Free cash flow (1)	1,587,010	(1,076,654)	(936,094)
Total capital expenditures (3)	1,070,046	3,620,423	3,165,271
____________________
NM - Denotes Not Meaningful throughout the MD&A
(1)Non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.
(2)Includes additional accelerated and policy depreciation of $491 million and $416 million in 2020 and 2019, respectively, from the impact of prior residual value estimate changes. These amounts include (gains) losses on used vehicles sales, net of ($0.4) million and $59 million in 2020 and 2019, respectively. Refer to Note 5, "Revenue Earning Equipment, net" in the Notes to the Consolidated Financial Statements for further information on prior residual value estimate changes and used vehicle sales results.
(3)Includes capital expenditures that have been accrued, but not yet paid.
(4)Comparable EBITDA has been recast to exclude gains/losses from the sale of used vehicles.

In 2020, total revenue decreased 6% to $8.4 billion primarily due to lower fuel revenue and operating revenue. Operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation) decreased 2% to $7.0 billion due to lower revenue in all of our business segments, including the impact of the economic slowdown from the COVID-19 pandemic particularly in our commercial rental (FMS) and automotive (SCS) businesses.
The following table summarizes the components of the change in revenue on a percentage basis versus the prior year:

	2020/2019
	Total	Operating (1)
Organic, including price and volume	(2)%	(2)%
Fuel	(3)%	—%
Subcontracted transportation	(1)%	—%
Total increase (decrease)	(6)%	(2)%
____________________
(1)Non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
EBT and comparable EBT decreased primarily due to higher depreciation expense of $75 million related to prior residual value estimate changes. EBT and comparable EBT in 2020 also included negative estimated impacts from the COVID-19 pandemic of approximately $70 million in the first half of 2020, which was net of temporary cost savings of approximately $35 million, offset by improved ChoiceLease results in FMS and operating performance in SCS.
The COVID-19 pandemic has negatively impacted several areas of our businesses. In our FMS business segment, we experienced lower demand for commercial rental and declines in the used vehicle market through the second quarter (refer to Note 5, "Revenue Earning Equipment, net," in the Notes to Consolidated Financial Statements for additional information on residual value estimate changes in the first half of 2020 and trends related to used vehicle sales). During the second half of 2020, we started to experience a steady recovery in these areas as compared to the second quarter. In our SCS business segment, we experienced a deterioration in customer activity during the first half of 2020, primarily due to the temporary shutdowns in the automotive industry, which restarted their operations during the second quarter and are generally operating at normal levels. In addition, we experienced a slowdown in our sales growth opportunities in all of our businesses primarily through the third quarter. We established additional credit loss reserves during the year due to our expectations for COVID-19-related payment activity as a result of increased bankruptcies or insolvencies, or a delay in payments. We have attempted to mitigate the adverse impacts from the pandemic through cost reduction measures, including lower discretionary and overhead spending, and a reduction in capital expenditures, as well as temporary employee furloughs which primarily occurred in the second quarter. In addition, we took actions to reduce headcount at the end of the second quarter, primarily in our North American and U.K. FMS operations.
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
While we are experiencing positive momentum in the second half of 2020, any further negative effects of the pandemic may have an impact on our business and financial results, as well as on significant judgments and estimates, including those related to goodwill and other asset impairments, residual values and other depreciation assumptions, deferred income taxes and annual effective tax rates, variable revenue considerations, the valuation of our pension plans, and allowance for credit losses.
Cash provided by operating activities increased reflecting slightly lower working capital needs in 2020. Free cash flow (a non-GAAP financial measure) increased primarily due to lower capital expenditures. Total capital expenditures decreased in 2020 reflecting lower investments in the ChoiceLease and rental fleets as a result of reduced sales activity and rental demand.
As of December 31, 2020, our debt balance decreased 17% from the prior year to $6.6 billion reflecting a decrease in capital spending, as well as the early redemption of two medium-term notes.
Adjusted return on equity (ROE) was (1.3)% and 0.3% in 2020 and 2019, respectively. Our interim target is 11% and long-term target over the cycle is 15%. The diminishing impact from the 2019 and 2020 residual value estimate changes and rental recovery are expected to contribute substantially to improving ROE in addition to other return improvement initiatives.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
FULL YEAR CONSOLIDATED RESULTS
Lease & Related Maintenance and Rental

				Change
	2020	2019	2018	2020/2019	2019/2018
	(In thousands)
Lease & related maintenance and rental revenues	$3,704,045	$3,784,744	$3,512,867	(2)%	8%
Cost of lease & related maintenance and rental	3,108,766	3,103,703	2,555,358	—%	21%
Gross margin	$595,279	$681,041	$957,509	(13)%	(29)%
Gross margin %	16%	18%	27%
Lease & related maintenance and rental revenues represent ChoiceLease and commercial rental product offerings within our FMS business segment. Revenues decreased 2% in 2020 primarily due to lower commercial rental revenue, partially offset by higher ChoiceLease revenue. The decline in commercial rental revenue was due to reduced demand, including impacts from the COVID-19 pandemic. ChoiceLease revenue in 2020 benefited from higher pricing as well as average active fleet growth.
Cost of lease & related maintenance and rental represents the direct costs related to lease & related maintenance and rental revenues and are comprised of depreciation of revenue earning equipment, maintenance costs (primarily repair parts and labor), and other costs such as licenses, insurance and operating taxes. Cost of lease & related maintenance and rental excludes interest costs from vehicle financing, which are reported within "Interest expense" in our Consolidated Statements of Earnings. Cost of lease & related maintenance and rental remained flat in 2020 due to higher depreciation expense from residual value estimate changes in the first half of 2020 and 2019, offset by lower maintenance and other costs due to less activity as a result of the COVID-19 pandemic, as well as our maintenance cost savings initiatives. Refer to "Critical Accounting Estimates" below and Note 5, "Revenue Earning Equipment, net" in the Notes to Consolidated Financial Statements for additional information on the residual value estimate changes in 2020, which primarily impacted our FMS business segment.
Lease & related maintenance and rental gross margin decreased 13% and gross margin as a percentage of revenue decreased to 16% in 2020. The decrease was primarily due to higher depreciation as a result of our prior residual value estimate changes and lower commercial rental revenue and utilization.
Services

				Change
	2020	2019	2018	2020/2019	2019/2018
	(In thousands)
Services revenue	$4,317,992	$4,555,692	$4,280,834	(5)%	6%
Cost of services	3,653,088	3,879,863	3,663,348	(6)%	6%
Gross margin	$664,904	$675,829	$617,486	(2)%	9%
Gross margin %	15%	15%	14%
Services revenue represents all the revenues associated with our SCS and DTS business segments, as well as SelectCare and fleet support services associated with our FMS business segment. Services revenue decreased 5% in 2020, primarily driven by temporary production shutdowns due to COVID-19 in our automotive vertical in SCS in the second quarter, lower subcontracted transportation revenues and lower sales in DTS. These decreases were partially offset by new business and higher pricing in SCS.
Cost of services represents the direct costs related to services revenue and is primarily comprised of salaries and employee-related costs, subcontracted transportation (purchased transportation from third parties), fuel, vehicle liability costs and maintenance costs. Cost of services decreased 6% in 2020, primarily due to lower activity related to COVID-19 in SCS and DTS and lower sales in DTS, as well as lower favorable insurance claim developments in 2020.
Services gross margin decreased 2% in 2020. Services gross margin as a percentage of revenue remained consistent with 2019.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
Fuel

				Change
	2020	2019	2018	2020/2019	2019/2018
	(In thousands)
Fuel services revenue	$398,054	$585,365	$620,245	(32)%	(6)%
Cost of fuel services	382,749	571,658	605,613	(33)%	(6)%
Gross margin	$15,305	$13,707	$14,632	12%	(6)%
Gross margin %	4%	2%	2%
Fuel services revenue represents fuel services provided to our FMS customers. Fuel services revenue decreased 32% in 2020 primarily reflecting lower fuel costs passed through to customers and lower gallons sold as a result of COVID-19.
Cost of fuel services includes the direct costs associated with providing our customers with fuel. These costs include fuel, salaries and employee-related costs of fuel island attendants and depreciation of our fueling facilities and equipment. Cost of fuel services decreased 33% in 2020 as a result of lower fuel costs and lower gallons sold.
Fuel services gross margin increased 12% in 2020. Fuel services gross margin as a percentage of revenue increased to 4% in 2020. Fuel is largely a pass-through to customers for which we realize minimal changes in margin during periods of steady market fuel prices. However, fuel services margin is impacted by sudden increases or decreases in market fuel prices during a short period of time, as customer pricing for fuel is established based on trailing market fuel costs. Fuel services gross margin was impacted by these price change dynamics, including the impacts of COVID-19, as fuel prices fluctuated during the period.

Other operating expenses

				Change
	2020	2019	2018	2020/2019	2019/2018
	(In thousands)
Other operating expenses	$123,420	$121,980	$123,964	1%	(2)%
Other operating expenses include costs related to our owned and leased facilities within the FMS business segment, such as facility depreciation, rent, purchased insurance, utilities and taxes. These facilities are utilized to provide maintenance to our ChoiceLease, commercial rental, and SelectCare customers. Other operating expenses remained consistent with 2019.

Selling, general and administrative expenses

				Change
	2020	2019	2018	2020/2019	2019/2018
	(In thousands)
Selling, general and administrative expenses (SG&A)	$921,573	$907,449	$849,410	2%	7%
Percentage of total revenue	11%	10%	10%
SG&A expenses increased 2% in 2020. The increase in 2020 was primarily driven by higher compensation related expenses, including a one-time, special recognition and retention bonus of approximately $28 million for our front-line non-incentive compensation plan eligible employees in recognition of the work performed during the pandemic, and higher bad debt expense, partially offset by cost savings related to temporary employee furloughs that occurred primarily in the second quarter and lower travel expenses. SG&A expenses as a percentage of total revenue remained relatively flat at 11% in 2020.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
Non-operating pension costs

				Change
	2020	2019	2018	2020/2019	2019/2018
	(In thousands)
Non-operating pension costs	$11,167	$60,406	$7,541	(82)%	NM
Non-operating pension costs includes the components of our net periodic benefit cost other than service cost. These components include interest cost, expected return on plan assets and amortization of actuarial loss and prior service cost, as well as settlement or curtailment charges. Non-operating pension costs decreased by $49 million in 2020 due to a pension settlement charge of $32 million related to employee benefit settlements from the U.S. pension plan recorded in 2019, favorable asset returns in 2019 and a decrease in interest rates. This decrease was offset by a curtailment loss of $9 million recognized in the second half of 2020 as a result of a freeze of substantially all of the remaining active participants in our pension plans.

Used vehicle sales, net

				Change
	2020	2019	2018	2020/2019	2019/2018
	(In thousands)
(Gains) losses on used vehicle sales, net	$(414)	$58,706	$22,325	NM	NM
Used vehicle sales, net includes gains and losses from sales of used vehicles, selling costs associated with used vehicles and write-downs of vehicles held for sale to fair market value (referred to as "valuation adjustments"). Losses on used vehicle sales, net decreased in 2020 primarily due to lower valuation adjustments and higher gains on sales of used vehicles as compared to the prior year.
Average proceeds per unit in 2020 for tractors decreased from the prior year reflecting higher sales volumes in the wholesale markets, which generally has lower proceeds per unit, and lower retail pricing as compared to the prior year. Average proceeds per unit for trucks increased from the prior year reflecting higher retail pricing as compared to the prior year. The following table presents the used vehicle proceeds per unit change compared with the prior year:

Proceeds per unit change (1)
2020/2019

Tractors	(14)%
Trucks	3%
_______________
(1)Represents percentage change compared to prior year period in average sales proceeds on used vehicle sales using constant currency.

Interest expense

				Change
	2020	2019	2018	2020/2019	2019/2018
	(In thousands)
Interest expense	$261,342	$241,381	$180,488	8%	34%
Effective interest rate	3.6%	3.3%	3.0%
Interest expense increased 8% to $261 million in 2020 primarily reflecting higher average outstanding debt, including a higher portion of fixed rate debt, and prepayment penalties of $9 million related to two medium-term notes originally maturing in 2021. The increase in average outstanding debt reflects higher vehicle capital spending in 2019 and additional borrowings under our trade receivable program and global revolving credit facility in the first half of 2020.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
Miscellaneous income, net

				Change
	2020	2019	2018	2020/2019	2019/2018
	(In thousands)
Miscellaneous (income) loss, net	$(21,855)	$(33,642)	$(5,422)	(35)%	NM
Miscellaneous (income) loss, net consists of investment income on securities used to fund certain benefit plans, interest income, gains on sales of operating property, foreign currency transaction remeasurement and other non-operating items. Miscellaneous (income) loss, net was income of $22 million in 2020 as compared to income of $34 million in the prior year reflecting lower gains on sale of properties in 2020.

Restructuring and other items, net

				Change
	2020	2019	2018	2020/2019	2019/2018
	(In thousands)
Restructuring and other items, net	$110,615	$56,568	$21,852	96%	NM
Refer to Note 20, “Other Items Impacting Comparability” in the Notes to Consolidated Financial Statements for a discussion of restructuring charges and other fees.

Provision for income taxes

				Change
	2020	2019	2018	2020/2019	2019/2018
	(In thousands)
Provision for (benefit from) income taxes	$(18,364)	$(18,999)	$102,547	(3)%	NM
Effective tax rate from continuing operations	(14.1)%	(44.9)%	26.3%
Comparable tax rate on continuing operations (1)	(52.1)%	4.5%	24.8%
_______________
(1) Non-GAAP Financial Measure. Refer to the “Non-GAAP Financial Measures” section for a reconciliation of the effective tax rate from continuing operations to the comparable tax rate on continuing operations and the reasons why management believes these measures are important to investors.

Refer to our discussion of the changes in our provision for income taxes and effective tax rate from continuing operations in Note 10, "Income Taxes".

Discontinued Operations

				Change
	2020	2019	2018	2020/2019	2019/2018
	(In thousands)
Earnings (loss) from discontinued operations, net of tax	$(10,254)	$(1,138)	$(2,309)	NM	(51)%

In 2020, we accrued $8 million related primarily to adverse developments in several cases related to payments for transportation services in Brazil.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
FULL YEAR OPERATING RESULTS BY BUSINESS SEGMENT

				Change
	2020	2019	2018	2020/2019	2019/2018
	(In thousands)
Revenue:
Fleet Management Solutions	$5,170,467	$5,571,403	$5,258,693	(7)%	6%
Supply Chain Solutions	2,544,420	2,551,271	2,398,144	—%	6%
Dedicated Transportation Solutions	1,229,374	1,417,483	1,333,313	(13)%	6%
Eliminations	(524,170)	(614,356)	(576,204)	15%	(7)%
Total	$8,420,091	$8,925,801	$8,413,946	(6)%	6%

Operating Revenue: (1)
Fleet Management Solutions	$4,577,576	$4,719,781	$4,382,818	(3)%	8%
Supply Chain Solutions	1,870,366	1,879,965	1,765,336	(1)%	6%
Dedicated Transportation Solutions	929,247	972,694	870,537	(4)%	12%
Eliminations	(353,150)	(383,368)	(348,795)	8%	(10)%
Total	$7,024,039	$7,189,072	$6,669,896	(2)%	8%

Earnings (loss) from continuing operations before income taxes:
Fleet Management Solutions	$(141,957)	$(70,274)	$340,038	NM	NM
Supply Chain Solutions	159,940	145,060	130,262	10%	11%
Dedicated Transportation Solutions	73,442	81,149	61,236	(9)%	33%
Eliminations	(42,801)	(50,732)	(63,593)	16%	20%
	48,624	105,203	467,943	(54)%	(78)%
Unallocated Central Support Services	(77,438)	(49,114)	(49,081)	(58)%	—%
Non-operating pension costs	(11,167)	(60,406)	(7,541)	82%	NM
Other items impacting comparability, net (2)	(90,379)	(37,954)	(21,852)	NM	(74)%
Earnings (loss) from continuing operations before income taxes	$(130,360)	$(42,271)	$389,469	NM	NM
  _______________
(1)Non-GAAP financial measures. Refer to the “Non-GAAP Financial Measures” section of this MD&A for a reconciliation of total revenue to operating revenue and segment total revenue to segment operating revenue for FMS, SCS and DTS, as well as the reasons why management believes these measures are important to investors.
(2)Refer to Note 20, "Other Items Impacting Comparability," and below for a discussion of items excluded from our primary measure of segment performance.
As part of management’s evaluation of segment operating performance, we define the primary measurement of our segment financial performance as "Earnings from continuing operations before taxes" (EBT), which includes an allocation of costs from Central Support Services (CSS) and excludes non-operating pension costs and certain other items as discussed in Note 20, “Other Items Impacting Comparability,” in the Notes to Consolidated Financial Statements. CSS represents those costs incurred to support all business segments, including finance and procurement, corporate services, human resources, information technology, public affairs, legal, marketing and corporate communications. To be consistent with current year management presentation, certain costs within CSS were reclassified in 2019 and 2018.
The objective of the EBT measurement is to provide clarity on the profitability of each business segment and, ultimately, to hold leadership of each business segment accountable for their allocated share of CSS costs. Segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented. Certain costs are not attributable to any segment and remain unallocated in CSS, including costs for investor relations, public affairs and certain executive compensation. Refer to Note 23, “Segment Reporting,” in the Notes to Consolidated Financial Statements for a description of the methodology for allocating the remainder of CSS costs to the business segments.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
Our FMS segment leases revenue earning equipment, as well as provides rental vehicles, fuel, maintenance and other ancillary services to the SCS and DTS segments. EBT related to inter-segment equipment and services billed to SCS and DTS customers (equipment contribution) are included in both FMS and the segment that served the customer and then eliminated upon consolidation (presented as “Eliminations”). Inter-segment EBT allocated to SCS and DTS includes earnings related to equipment used in providing services to SCS and DTS customers. Refer to Note 23, "Segment Reporting" in the Notes to Consolidated Financial Statements for additional information.
The following table sets forth equipment contribution included in EBT for our SCS and DTS business segments:

				Change
	2020	2019	2018	2020/2019	2019/2018
	(In thousands)
Equipment Contribution:
Supply Chain Solutions	$17,457	$22,267	$27,067	(22)%	(18)%
Dedicated Transportation Solutions	25,344	28,465	36,526	(11)%	(22)%
Total (1)	$42,801	$50,732	$63,593	(16)%	(20)%
  _______________
(1)Total amount is included in FMS EBT.
SCS and DTS equipment contribution decreased 22% and 11%, respectively, in 2020, primarily related to the higher impact associated with the prior residual value estimate changes on vehicles used to provide services to SCS and DTS customers.
The following table provides items excluded from our segment EBT measure and their classification within our Consolidated Statements of Earnings:

Description	Classification	2020	2019	2018
		(In thousands)
Restructuring and other, net (1)	Restructuring and other items, net	$(76,364)	$(35,308)	$(5,597)
ERP implementation costs (1)	Restructuring and other items, net	(34,251)	(21,260)	(742)
Gains on sale of properties (1)	Miscellaneous (income) loss, net	5,418	18,614	—
Early redemption of medium-term notes (1)	Interest expense	(8,999)	—	—
Goodwill impairment (2)	Restructuring and other items, net	—	—	(15,513)
ChoiceLease liability insurance revenue (1)	Revenue	23,817	—	—
Other items impacting comparability, net		(90,379)	(37,954)	(21,852)
Non-operating pension costs (3)	Non-operating pension costs	(11,167)	(60,406)	(7,541)
		$(101,546)	$(98,360)	$(29,393)
_______________
(1)Refer to Note 20, “Other Items Impacting Comparability,” in the Notes to Consolidated Financial Statements for additional information.
(2)Refer to Note 10, "Goodwill," in the Notes to Consolidated Financial Statements for additional information.
(3)Refer to Note 18, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements for additional information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
Fleet Management Solutions

				Change
	2020	2019	2018	2020/2019	2019/2018
	(In thousands)
ChoiceLease	$3,159,909	$3,077,051	$2,832,046	3%	9%
SelectCare	514,310	541,358	502,835	(5)%	8%
Commercial rental	834,232	1,009,086	960,606	(17)%	5%
Other	69,125	92,286	87,331	(25)%	6%
Fuel services revenue	569,074	816,362	847,655	(30)%	(4)%
ChoiceLease liability insurance (1)	23,817	35,260	28,220	(32)%	25%
FMS total revenue (2)	$5,170,467	$5,571,403	$5,258,693	(7)%	6%

FMS operating revenue (3)	$4,577,576	$4,719,781	$4,382,818	(3)%	8%

FMS EBT	$(141,957)	$(70,274)	$340,038	NM	NM

FMS EBT as a % of FMS total revenue	(2.7)%	(1.3)%	6.5%	(140) bps	(780) bps

FMS EBT as a % of FMS operating revenue (2)	(3.1)%	(1.5)%	7.8%	(160) bps	(930) bps
_______________
(1)In the first quarter of 2020, we announced our plan to exit the extension of our liability insurance coverage for ChoiceLease customers. The exit of this program is estimated to be completed in the first quarter of 2021. We have revised our definition of operating revenue to exclude the revenues associated with this program for better comparability of our on-going operations.
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

The following table summarizes the components of the change in revenue on a percentage basis versus the prior year:

	2020/2019
	Total	Operating (1)
Organic, including price and volume	(3)%	(3)%
Fuel	(4)%	—%
Total increase (decrease)	(7)%	(3)%
  ______________
(1)Non-GAAP financial measure. A reconciliation of FMS total revenue to FMS operating revenue, as well as the reasons why management believes this measure is important to investors, is included in the "Non-GAAP Financial Measures" section of this MD&A.

FMS total revenue decreased 7% to $5.2 billion in 2020 primarily due to lower fuel services and commercial rental revenues, partially offset by higher ChoiceLease revenue. FMS operating revenue (a non-GAAP measure excluding fuel and ChoiceLease liability insurance revenues) decreased 3% to $4.6 billion in 2020 primarily from a decline in commercial rental as demand was impacted from COVID-19, particularly in the second quarter of 2020, partially offset by higher pricing in ChoiceLease. ChoiceLease revenue increased 3% in 2020 primarily due to higher prices on vehicles partially offset by lower revenue based on mileage. ChoiceLease revenue also increased due to a higher average active fleet size. SelectCare revenue decreased 5% in 2020 due to lower volumes. Commercial rental revenue decreased 17% in 2020 primarily due to lower demand (see further discussion below). Commercial rental revenue included an estimated negative impact in the first half of 2020 from COVID-19 of approximately $70 million. Fuel services revenue decreased 30% in 2020 primarily reflecting lower fuel costs passed through to customers and lower gallons sold.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
The following table provides commercial rental statistics on our global fleet:

				Change
	2020	2019	2018	2020/2019	2019/2018
	(In thousands, except vehicle counts)
Rental revenue from non-lease customers (1)	$556,271	$609,840	$566,612	(9)%	8%
Rental revenue from lease customers (2)	$277,961	$399,246	$393,994	(30)%	1%
Average commercial rental power fleet size – in service (3), (4)	31,200	36,000	32,800	(13)%	10%
Commercial rental utilization – power fleet (3)	67.4%	75.0%	79.2%	(760) bps	(420) bps
_______________
(1)Also includes additional vehicles rented to lease customers, incremental to the lease fleet.
(2)Represents revenue from rental vehicles provided to our existing ChoiceLease customers, generally in place of a lease vehicle.
(3)Number of units rounded to nearest hundred and calculated using quarterly average unit counts. Rental utilization is calculated using the number of days units are rented divided by the number of days units are available to rent based on the days in a calendar year.
(4)Excluding trailers.

FMS EBT decreased in 2020 primarily due to higher depreciation expense impacts from prior residual value estimate changes, which resulted in a negative year-over-year EBT impact of $75 million. In the first half of 2020, we performed a review of the estimated residual values of our FMS revenue earning equipment for both accelerated and policy depreciation primarily due to the COVID-19 pandemic and the impact on current and expected used vehicle market conditions, including our expectation on a delayed recovery in the used vehicle market beyond our previous expectation of mid-2021. We expect the negative impact from the prior residual value estimate changes to continue to decline going forward. Refer to "Critical Accounting Estimates" below and Note 5, "Revenue Earning Equipment, net" in the Notes to Consolidated Financial Statements for additional information.

EBT in 2020 was also negatively impacted by lower rental demand, including an estimated impact of approximately $70 million attributed to COVID-19 in the first half of 2020. Rental power fleet utilization decreased to 67.4% in 2020 from 75.0% in 2019, on a 13% smaller average rental power fleet, as noted in the table above. Since the end of the first quarter, commercial rental demand has been negatively impacted by COVID-19 as demand for commercial rental vehicles was significantly impacted in the second quarter due to a substantial reduction in business activity. We took actions to reduce the rental fleet size, and redeploy rental vehicles to fulfill new lease contracts and support the SCS and DTS segments. Utilization has increased throughout the second half of the year due to improving economic conditions and these actions taken to reduce and redeploy the rental fleet size. These negative impacts were partially offset by improved lease results in 2020 primarily due to higher prices on vehicles and the benefit from the discontinuation of the ChoiceLease liability insurance program. The results of the ChoiceLease liability insurance program are no longer reflected in the FMS results and are now reported in "Other Items Impacting Comparability" starting in 2020. Results also reflect lower maintenance costs, including benefits from our cost-savings initiatives. In addition, we also benefited from COVID-19 related cost actions, including lower travel expenses, reduced headcount and temporary employee furloughs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
Our global fleet of owned and leased revenue earning equipment and SelectCare vehicles, including vehicles under on-demand maintenance, is summarized as follows (rounded to the nearest hundred):

				Change
	2020	2019	2018	2020/2019	2019/2018
End of period vehicle count
By type:
Trucks (1)	77,300	85,200	81,700	(9)%	4%
Tractors (2)	73,300	82,400	74,000	(11)%	11%
Trailers (3)	43,300	45,400	44,700	(5)%	2%
Other	800	800	1,200	—%	(33)%
Total	194,700	213,800	201,600	(9)%	6%

By product line:
ChoiceLease	149,600	159,800	149,300	(6)%	7%
Commercial rental	35,000	41,900	42,600	(16)%	(2)%
Service vehicles and other	2,400	2,700	2,800	(11)%	(4)%
	187,000	204,400	194,700	(9)%	5%
Held for sale	7,700	9,400	6,900	(18)%	36%
Total	194,700	213,800	201,600	(9)%	6%

Customer vehicles under SelectCare contracts (4)	50,300	55,800	56,300	(10)%	(1)%

Average vehicle count
By product line:
ChoiceLease	154,800	156,600	143,100	(1)%	9%
Commercial rental	37,500	44,100	41,000	(15)%	8%
Service vehicles and other	2,600	2,700	3,100	(4)%	(13)%
	194,900	203,400	187,200	(4)%	9%
Held for sale	11,300	7,800	6,100	45%	28%
Total	206,200	211,200	193,300	(2)%	9%
Customer vehicles under SelectCare contracts (4)	54,900	56,300	55,600	(2)%	1%

Customer vehicles under SelectCare on-demand (5)	18,800	23,200	23,200	(19)%	—%

Total vehicles serviced	279,900	290,700	272,100	(4)%	7%
_______________
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
(5)Comprised of the number of unique vehicles serviced under on-demand maintenance agreements. This does not represent averages for the periods. Vehicles included in the count may have been serviced more than one time during the respective period.

Note: Average vehicle counts were computed using a 24-point average based on monthly information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
The following table provides information on our active ChoiceLease fleet (rounded to nearest hundred):

				Change
	2020	2019	2018	2020/2019	2019/2018
End of period vehicle count (1)	142,300	147,400	139,200	(3)%	6%

Full year average vehicle count (1)	145,500	144,300	134,400	1%	7%
Revenue per active ChoiceLease vehicle (2)	$21,700	$21,300	$21,100	2%	1%

_______________
(1)Active ChoiceLease vehicles are calculated as those units currently earning revenue and not classified as not yet earning or no longer earning units.
(2)Calculated based on the reported full year ChoiceLease revenue.

The following table provides a breakdown of our non-revenue earning equipment included in our end of period global fleet count (rounded to the nearest hundred):

	December 31,			Change
Number of Units	2020	2019	2018	2020/2019	2019/2018
Not yet earning revenue (NYE)	1,900	3,500	4,500	(46)%	(22)%
No longer earning revenue (NLE):
Units held for sale	7,700	9,400	6,900	(18)%	36%
Other NLE units	3,200	8,400	4,300	(62)%	95%
Total NLE	10,900	17,800	11,200	(39)%	59%
Total	12,800	21,300	15,700	(40)%	36%
NYE units represent new vehicles on hand that are being prepared for deployment to a lease customer or into the rental fleet. Preparations include activities such as adding lift gates, paint, decals, cargo area and refrigeration equipment. The number of NYE units decreased 46% in 2020 reflecting lower lease sales.
NLE units represent all vehicles held for sale and vehicles for which no revenue has been earned in the previous 30 days. Accordingly, these vehicles may be temporarily out of service, being prepared for sale or awaiting redeployment. For 2020, the number of NLE units decreased 39% reflecting a lower number of units held for sale as well as lower number of units being prepared for sale or redeployment.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
Supply Chain Solutions

				Change
	2020	2019	2018	2020/2019	2019/2018
	(In thousands, except vehicle counts)
Automotive	$638,273	$693,211	$628,766	(8)%	10%
Technology and healthcare	222,985	268,305	329,843	(17)%	(19)%
Consumer packaged goods and retail	814,053	736,083	637,244	11%	16%
Industrial and other	195,055	182,366	169,483	7%	8%
Subcontracted transportation	593,937	554,678	521,028	7%	6%
Fuel	80,117	116,628	111,780	(31)%	4%
SCS total revenue	$2,544,420	$2,551,271	$2,398,144	—%	6%

SCS operating revenue (1)	$1,870,366	$1,879,965	$1,765,336	(1)%	6%

SCS EBT	$159,940	$145,060	$130,262	10%	11%
SCS EBT as a % of SCS total revenue	6.3%	5.7%	5.4%	60 bps	30 bps
SCS EBT as a % of SCS operating revenue (1)	8.6%	7.7%	7.4%	90 bps	30 bps

Memo:
Average fleet	9,600	9,700	8,800	(1)%	10%
_______________
(1)Non-GAAP financial measures. Reconciliations of SCS total revenue to SCS operating revenue and SCS EBT as a % of SCS total revenue to SCS EBT as a % of SCS operating revenue, as well as the reasons why management believes these measures are important to investors, are included in the “Non-GAAP Financial Measures” section of this MD&A.

The following table summarizes the components of the change in revenue on a percentage basis versus the prior year:

	2020/2019
	Total	Operating (1)
Organic, including price and volume	—%	—%
Subcontracted transportation	2%	—%
Foreign exchange	(1)%	(1)%
Fuel	(1)%	—%
Net increase (decrease)	—%	(1)%
_______________
(1)Non-GAAP financial measure. A reconciliation of SCS total revenue to SCS operating revenue, as well as the reasons why management believes this measure is important to investors is included in the "Non-GAAP Financial Measures" section of this MD&A.

SCS total revenue remained flat and SCS operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation revenues) decreased 1% in 2020 primarily due to lower activity in our automotive vertical as a result of production shutdowns related to the COVID-19 pandemic, partially offset by new business in several verticals, increased pricing and higher volumes. Revenue in 2020 included estimated negative COVID-19 related impacts of approximately $70 million in the first half of 2020, primarily due to shutdowns in our automotive vertical. In the second quarter, our automotive customers resumed production and are generally at normal operating levels. We expect revenue growth in line with high single digits range.
SCS EBT increased 10% in 2020 due to higher pricing, improved operating performance and new business, partially offset by estimated impacts of COVID-19 of approximately $35 million in the first half of 2020, particularly due to the temporary shutdowns in our automotive vertical. In addition, EBT was impacted by lower favorable insurance claim developments and a decrease in equipment contribution of $5 million in 2020 (see further discussions on equipment contribution above).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
Dedicated Transportation Solutions

				Change
	2020	2019	2018	2020/2019	2019/2018
	(In thousands)
DTS total revenue	$1,229,374	$1,417,483	$1,333,313	(13)%	6%

DTS operating revenue (1)	$929,247	$972,694	$870,537	(4)%	12%

DTS EBT	$73,442	$81,149	$61,236	(9)%	33%
DTS EBT as a % of DTS total revenue	6.0%	5.7%	4.6%	30 bps	110 bps
DTS EBT as a % of DTS operating revenue (1)	7.9%	8.3%	7.0%	(40) bps	130 bps

Memo:
Average fleet	9,400	9,600	8,900	(2)%	8%
_______________
(1)Non-GAAP financial measures. Reconciliations of DTS total revenue to DTS operating revenue and DTS EBT as a % of DTS total revenue to DTS EBT as a % of DTS operating revenue, as well as the reasons why management believes these measures are important to investors are included in the “Non-GAAP Financial Measures” section of this MD&A.

The following table summarizes the components of the change in revenue on a percentage basis versus the prior year:

	2020/2019
	Total	Operating (1)
Organic, including price and volume	(3)%	(4)%
Subcontracted transportation	(8)%	—%
Fuel	(2)%	—%
Net increase (decrease)	(13)%	(4)%
  _______________
(1)Non-GAAP financial measure. A reconciliation of DTS total revenue to DTS operating revenue, as well as the reasons why management believes this measure is important to investors is included in the "Non-GAAP Financial Measures" section of this MD&A.

DTS total revenue decreased 13% in 2020 due to lower subcontracted transportation revenue, operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation revenues), and fuel revenue. DTS operating revenue decreased 4% in 2020 primarily due to lower sales. We expect revenue growth in line with high single digits range.
DTS EBT decreased 9% in 2020 primarily due to favorable insurance claims development in the prior year and additional depreciation expense from prior residual value estimate changes partially offset by improved operating performance.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
Central Support Services

				Change
	2020	2019	2018	2020/2019	2019/2018
	(In thousands)
Human resources	$20,377	$21,447	$20,082	(5)%	7%
Finance and procurement	72,466	74,583	70,941	(3)%	5%
Corporate services and public affairs	9,688	11,103	11,583	(13)%	(4)%
Information technology	98,286	98,756	90,083	—%	10%
Legal and safety	27,653	28,425	25,949	(3)%	10%
Marketing	23,035	22,356	18,287	3%	22%
Other	73,264	34,798	37,725	NM	(8)%
Total CSS	324,769	291,468	274,650	11%	6%
Allocation of CSS to business segments	(247,331)	(242,354)	(225,569)	2%	7%
Unallocated CSS	$77,438	$49,114	$49,081	NM	—%

Total CSS costs increased 11% to $325 million in 2020 primarily due to a one-time, special recognition and retention bonus of approximately $28 million for our front-line non-incentive compensation plan eligible employees in recognition of the work performed during the pandemic. Unallocated CSS costs increased by $28 million in 2020 due to the special bonus.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
FINANCIAL RESOURCES AND LIQUIDITY
Cash Flows
The following is a summary of our cash flows from continuing operations:

	Years ended December 31,
	2020	2019	2018
	(In thousands)
Net cash provided by (used in):
Operating activities	$2,181,303	$2,140,539	$1,717,993
Investing activities	(600,997)	(3,217,193)	(2,821,459)
Financing activities	(1,507,178)	1,084,139	1,085,515
Effect of exchange rates on cash	5,132	(4,272)	4,694
Net change in cash and cash equivalents	$78,260	$3,213	$(13,257)

	Years ended December 31,
	2020	2019	2018
Net cash provided by operating activities	(In thousands)
Earnings (loss) from continuing operations	$(111,996)	$(23,272)	$286,922
Non-cash and other, net	2,243,040	2,186,866	1,723,473
Collections on sales-type leases	114,462	121,201	82,803
Changes in operating assets and liabilities	(64,203)	(144,256)	(375,205)
Cash flows from operating activities from continuing operations	$2,181,303	$2,140,539	$1,717,993

Cash provided by operating activities from continuing operations increased to $2.2 billion in 2020 compared with $2.1 billion in 2019 reflecting slightly lower working capital needs in 2020. Our changes in operating assets and liabilities reflect the timing of collections of our receivables and payments of our trade payables, as well as other changes in operating assets and liabilities. The unfavorable impact in receivables was primarily due to lower revenues as a result of COVID-19 partially offset by the extension of credit terms for certain customers. The favorable impact from trade payables was primarily due to lower spend. In addition, the favorable impact from changes in other assets and liabilities was driven by the deferral of certain payroll taxes as a result of the CARES Act, lower compensation-related payments and a decrease in inventories in 2020. Cash used in investing activities decreased to $0.6 billion in 2020 compared with $3.2 billion in 2019 primarily due to a decrease in capital expenditures as a result of lower ChoiceLease sales and rental activity. Cash provided by (used in) financing activities decreased to a use of ($1.5) billion in 2020 compared with proceeds of $1.1 billion in 2019 due to increased debt repayments and lower debt borrowings.
The following table shows the components of our free cash flow:

	2020	2019	2018
	(In thousands)
Net cash provided by operating activities	$2,181,303	$2,140,539	$1,717,993
Sales of revenue earning equipment (1)	538,894	465,705	379,716
Sales of operating property and equipment (1)	13,334	52,276	16,606
Total cash generated (2)	2,733,531	2,658,520	2,114,315
Purchases of property and revenue earning equipment (1)	(1,146,521)	(3,735,174)	(3,050,409)
Free cash flow (2)	$1,587,010	$(1,076,654)	$(936,094)

_______________
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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
Free cash flow increased to $1.6 billion in 2020 from negative $1.1 billion in 2019 primarily due to lower capital expenditures.

Cash provided by operating activities from continuing operations will remain consistent at approximately $2.2 billion in 2021. We expect free cash flow to decrease to approximately $400 - $700 million reflecting higher capital spending related to the use of new equipment to fulfill lease contracts and the replacement and growth of the rental fleet.

Purchase Obligations
The majority of our purchase obligations are pay-as-you-go transactions made in the ordinary course of business. Purchase obligations include agreements to purchase goods or services that are legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed minimum or variable price provisions; and the approximate timing of the transaction. Any amounts for which we are liable under purchase orders for goods received are reflected in the Consolidated Balance Sheets as “Accounts payable” and “Accrued expenses and other current liabilities.” In addition, we reflect obligations with settlements that are greater than twelve months from December 31, 2020 as "Other non-current liabilities", including operating lease liabilities. The most significant purchase obligations relate to the purchase of revenue earning equipment, which can generally be cancelled 60 days prior to when the vehicle starts being built by the original equipment manufacturer. See further discussion below on our capital expenditures. We believe that our operating cash flows and access to the debt markets, as further discussed in Financing and Other Funding Transactions below, are sufficient to all us to meet our contractual obligations.

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
The following is a summary of capital expenditures:

	2020	2019	2018
	(In thousands)
Revenue earning equipment:
ChoiceLease	$856,353	$2,871,043	$2,206,500
Commercial rental	85,141	556,560	796,617
	941,494	3,427,603	3,003,117
Operating property and equipment	128,552	192,820	162,154
Total capital expenditures (1)	1,070,046	3,620,423	3,165,271
Changes in accounts payable related to purchases of property and revenue earning equipment	76,475	114,751	(114,862)
Cash paid for purchases of property and revenue earning equipment	$1,146,521	$3,735,174	$3,050,409
_______________
(1)Total capital expenditures exclude $14 million, $22 million and $15 million in 2020, 2019 and 2018, respectively, in assets held under finance leases resulting from new or the extension of existing finance leases and other additions.

Total capital expenditures decreased to $1.1 billion in 2020 reflecting lower investments in the ChoiceLease and rental fleets as a result of reduced sales activity and rental demand. In relation to the COVID-19 pandemic, we cancelled or postponed vehicle orders in the second quarter where possible, which has significantly reduced capital expenditures during 2020. Later in the year, we began to reinstate some of the postponed vehicle orders, however we expect these vehicles to be delivered in 2021. We expect capital expenditures to increase to approximately $2.0 to $2.3 billion in 2021 primarily due to the use of new equipment to fulfill lease contracts and the replacement and growth of the rental fleet.

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
Cash and equivalents totaled $151 million as of December 31, 2020. As of December 31, 2020, approximately $62 million was held outside the U.S. and is available to fund operations and other growth of non-U.S. subsidiaries. If we decide to repatriate cash and equivalents held outside the U.S., we may be subject to additional income and withholding taxes. However, our intent is to permanently reinvest these foreign amounts outside the U.S. and our current plans do not demonstrate a need to repatriate these foreign amounts to fund our U.S. operations.
We believe that our operating cash flows, together with our access to the public unsecured bond market, commercial paper market and other available debt financing, will be adequate to meet our operating, investing and financing needs in the foreseeable future. However, there can be no assurance that unanticipated volatility and disruption in the public unsecured bond market or the commercial paper market would not impair our ability to access these markets on terms commercially acceptable to us or at all. If we cease to have access to public bonds, commercial paper and other sources of unsecured borrowings, we would meet our liquidity needs by drawing upon contractually committed lending agreements and/or by seeking other funding sources. In the second quarter of 2020, we amended our net worth covenant in our revolving credit facility and other debt instruments to enable more flexibility under the covenant. In the fourth quarter of 2020, we amended our revolving credit facility to address various administrative matters. Refer to Note 12, “Debt,” in the Notes to Consolidated Financial Statements for information on our net worth covenant amendment and further discussion around the global revolving credit facility, the trade receivables program, issuance of medium-term notes under our shelf registration statement, asset-backed financing obligations and debt maturities.
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
Our debt ratings and rating outlooks as of December 31, 2020 were as follows:

Rating Summary
	Short-term	Short-term Outlook	Long-term	Long-term Outlook
Standard & Poor’s Ratings Services	A2	—	BBB	Stable
Moody’s Investors Service	P2	Stable	Baa2	Stable
Fitch Ratings	F2	—	BBB+	Negative
DBRS	R-1 (Low)	Negative	A (Low)	Negative

As of December 31, 2020, we had the following amounts available to fund operations under the following facilities:

(In millions)
Global revolving credit facility	$1,123
Trade receivables program	300

In accordance with our funding philosophy, we attempt to align the aggregate average remaining re-pricing life of our debt with the aggregate average remaining re-pricing life of our vehicle assets. We utilize both fixed-rate and variable-rate debt to achieve this alignment and generally target a mix of 20% - 40% variable-rate debt as a percentage of total debt outstanding. The variable-rate portion of our total debt (including notional value of swap agreements) was 9% and 17% at December 31, 2020 and 2019, respectively. The decrease in variable-rate debt is largely due to the reduction of short-term variable rate debt.
Our debt to equity ratios were 293% and 320% as of December 31, 2020 and 2019, respectively. The debt to equity ratio represents total debt divided by total equity. The decrease in debt-to-equity from year-end 2019 primarily reflects the reduction in debt due to higher free cash flow.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
Off-Balance Sheet Arrangements
Guarantees. Refer to Note 13, “Guarantees,” in the Notes to Consolidated Financial Statements for a discussion of our agreements involving guarantees.

Pension Information
Refer to Note 18, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements for background and further information regarding our company-sponsored defined benefit retirement plans. During 2020, total global pension contributions were $136 million, which included $98 million of prefunding contributions for our U.S. pension plan for 2021 through 2023, compared with $72 million in 2019. We estimate 2021 required pension contributions will be $7 million related to our foreign pension plans. The present value of estimated global pension contributions that would be required over the next 5 years totals approximately $33 million (pre-tax). Changes in interest rates and the market value of the securities held by the plans could materially change, positively or negatively, the funded status of the plans and affect the level of pension expense and required contributions in future years. The ultimate amount of contributions is also dependent upon the requirements of applicable laws and regulations.
Due to the underfunded status of our defined benefit plans, we had an accumulated net pension equity charge (after-tax) of $655 million and $667 million as of December 31, 2020 and 2019, respectively. The improvement in funded status reflects the benefit of asset returns of 13% in 2020 and higher level of pension contributions, partially offset by a decrease in discount rates.
We also participate in certain U.S. multi-employer pension (MEP) plans that provide defined benefits to employees covered by collective bargaining agreements. Our MEP plan contributions in 2020 was $11 million.
We expect 2021 pension expense to decrease to approximately $12 million since the remaining active participants were frozen as of December 31, 2020 and the non-recurring curtailment charges recorded in 2020. See the “Critical Accounting Estimates — Pension Plans” section for further discussion on pension accounting estimates.

Share Repurchase Programs and Cash Dividends
Refer to Note 14, “Share Repurchase Programs,” in the Notes to Consolidated Financial Statements for a discussion on our share repurchase programs.
Cash dividend payments to shareholders of common stock were $119 million in 2020 and $116 million in 2019. In 2020 and 2019, our annualized dividend was $2.24 and $2.20 per share of common stock, respectively.

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
Exposure to market risk for changes in interest rates exists for our debt obligations. Our interest rate risk management program objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. We manage our exposure to interest rate risk primarily through the proportion of fixed-rate and variable-rate debt we hold in the total debt portfolio. From time to time, we also use interest rate swap agreements to manage our fixed-rate and variable-rate exposure and to better match the repricing of debt instruments to that of our portfolio of assets. The fair value of derivatives was not material as of December 31, 2020.
As of December 31, 2020, we had $5.3 billion of fixed-rate debt outstanding (excluding finance leases and U.S. asset- backed securities) with a weighted-average interest rate of 3.43% and a fair value of $5.7 billion. A hypothetical 10% change in market interest rates would impact the fair value of our fixed-rate debt by approximately $15 million as of December 31, 2020. Changes in the relative sensitivity of the fair value of our financial instrument portfolio for these theoretical changes in the level of interest rates are primarily driven by changes in our debt maturities, interest rate profile and amount.
As of December 31, 2020, we had $616 million of variable-rate debt, including $150 million of fixed-rate debt instruments swapped to LIBOR-based floating-rate debt. Changes in the fair value of the interest rate swaps were offset by changes in the fair value of the debt instruments and no net gain or loss was recognized in earnings. The fair value of our variable-rate debt as of December 31, 2020 was $621 million. A hypothetical 10% increase in market interest rates would not have impacted 2020 pre-tax earnings by a material amount.
We are also subject to interest rate risk with respect to our pension and postretirement benefit obligations, as changes in interest rates will effectively increase or decrease our liabilities associated with these benefit plans, which also results in changes to the amount of pension and postretirement benefit expense recognized on an annual basis.
Exposure to market risk for changes in foreign currency exchange rates relates primarily to our foreign operations’ buying, selling and financing in currencies other than local currencies and to the carrying value of net investments in foreign subsidiaries. The majority of our transactions are denominated in U.S. dollars. The principal foreign currency exchange rate risks to which we are exposed include the Canadian dollar, British pound sterling and Mexican peso. We manage our exposure to foreign currency exchange rate risk related to our foreign operations’ buying, selling and financing in currencies other than local currencies by naturally offsetting assets and liabilities not denominated in local currencies to the extent possible. A hypothetical uniform 10% strengthening in the value of the dollar relative to all the currencies in which our transactions are denominated would not materially impact the results of operations. We also use foreign currency option contracts and forward agreements from time to time to hedge foreign currency transactional exposure. We generally do not hedge the foreign currency exposure related to our net investment in foreign subsidiaries, since we have no near-term intent to repatriate funds from such subsidiaries.
Exposure to market risk for fluctuations in fuel prices relates to a small portion of our service contracts for which the cost of fuel is integral to service delivery and the service contract does not have a mechanism to adjust for increases in fuel prices. As of December 31, 2020, we also had various fuel purchase arrangements in place to ensure delivery of fuel at market rates in the event of fuel shortages. We are exposed to fluctuations in fuel prices in these arrangements since none of the arrangements fix the price of fuel to be purchased. Changes in the price of fuel are generally passed on to our customers for which we realize minimal changes in profitability during periods of steady market fuel prices. However, profitability may be positively or negatively impacted by sudden increases or decreases in market fuel prices during a short period of time as customer pricing for fuel services is established based on trailing market fuel costs. We believe the exposure to fuel price fluctuations would not materially impact our results of operations, cash flows or financial position.

ENVIRONMENTAL MATTERS
Refer to Note 19, “Environmental Matters,” in the Notes to Consolidated Financial Statements for a discussion surrounding environmental matters.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles in the U.S. (U.S. GAAP) requires us to make estimates and assumptions. Our significant accounting policies are described in the Notes to Consolidated Financial Statements. Certain of these policies require the application of subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. These estimates and assumptions are based on historical experience, changes in the business environment and other factors that we believe to be reasonable under the circumstances. Different estimates that could have been applied in the current period or changes in the accounting estimates that are reasonably likely can result in a material impact on our financial condition and operating results in the current and future periods. We review the development, selection and disclosure of these critical accounting estimates with Ryder’s Audit Committee on an annual basis.
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
We periodically review and adjust, as appropriate, the estimated residual values and useful lives of existing revenue earning equipment for the purposes of recording depreciation expense as described in Note 5, “Revenue Earning Equipment, Net" in the Notes to Consolidated Financial Statements. Based on the results of our analysis, we may adjust the estimated residual values and useful lives of certain classes of our revenue earning equipment each year. Reductions in estimated residual values or useful lives will result in an increase in depreciation expense over the remaining useful life of the vehicle. Our review of the estimated residual values and useful lives of revenue earning equipment is established with a long-term view, which we refer to as "policy depreciation," based on vehicle class, generally subcategories of trucks, tractors and trailers by weight and usage, as well as other factors. These other factors include, but are not limited to, historical market prices, current and expected future market prices, expected lives of vehicles, and expected sales of used vehicles in the wholesale and retail markets. We also assess estimates of residual values of vehicles expected to be made available for sale in the near-term (generally 12 to 24 months) based on near-term market rates and conditions and may adjust residual values for these vehicles, which we refer to as “accelerated depreciation.” As disclosed in Note 5, "Revenue Earning Equipment, Net," we reviewed and revised our estimated residual values in the third quarter of 2019, and again, in the first half of 2020 largely due to impacts from COVID-19. The nature of these estimate changes and the impact to earnings are disclosed in the Notes to Consolidated Financial Statements. The impact of the policy depreciation estimate change in the second quarter of 2020 as a percentage of our original vehicle investment was approximately 3%. We have not made any significant changes to our residual value estimates since the second quarter of 2020.
The approximate unfavorable incremental impact on the annual depreciation expense resulting from prior residual value change in estimates was as follows (rounded to the closest million):

	Years ended December 31,
	2021 (1)	2020	2019
	(in thousands)
Accelerated depreciation (2)	$40,000	$236,000	$223,000
Policy depreciation	230,000	255,000	134,000
_______________
(1)Excludes forecasted gains or losses on used vehicle sales.
(2)Excludes net gains of $0.4 million in 2020 and net losses of $59 million in 2019 for used vehicle sales results.

Our accelerated depreciation residual value levels for both tractors and trucks, which include the impact of COVID-19, are currently below our average annual used vehicle pricing for each year in the last 20 years. These average annual used vehicle pricing levels are calculated based on used vehicle prices as a percentage of our original vehicle investment (cost).
Policy Depreciation Sensitivity
Based on our fleet of revenue earning equipment as of December 31, 2020, a hypothetical additional 10% reduction in estimated residual values as a percentage of original vehicle investment used for policy depreciation would increase depreciation expense over the remaining life of these vehicles by approximately $280 million. Our average annual used vehicle pricing as a percentage of our original vehicle investment has been above our current policy depreciation residual value levels for trucks 19 out of the last 20 years and for tractors 17 out of the last 20 years.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
While we believe that the carrying values and estimated sales proceeds for revenue earning equipment are reasonable, there can be no assurance that deterioration in economic conditions or adverse changes to expectations of future sales proceeds will not occur, resulting in losses on sales or revisions to residual value estimates. While management believes that current estimates are reasonable given our current outlook, if our tractor used vehicle sales pricing as a percentage of our original vehicle investment does not improve, we will likely be required to lower residual value estimates even further which may have a material adverse effect on our financial results. Factors that could cause actual results to materially differ from estimates include, but are not limited to, changes in supply and demand; changes in technology; competitor pricing; regulatory requirements; driver shortages, requirements and preferences; and changes in underlying assumption factors. As a result, future residual value estimates and resulting depreciation expense are subject to change based upon changes in these factors.

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

We offer a full service lease as well as a lease with more flexible maintenance options under our ChoiceLease product line in our FMS business segment, which are marketed, priced and managed as bundled products that include the equipment lease, maintenance and other related services. We do not offer a stand-alone lease of new vehicles. Our ChoiceLease product line includes the lease of a vehicle (lease component) and maintenance and other services (non-lease component). Contract consideration is allocated between the lease and non-lease components based on management's best estimate of the relative stand-alone selling price of each component. Allocating consideration between the lease and maintenance components in our ChoiceLease product requires significant judgment. We do not sell the components of our ChoiceLease product offering on a stand-alone basis, therefore significant judgment is required to determine the stand-alone selling prices of the lease and maintenance components in order to allocate the consideration on a relative stand-alone selling price basis.

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

We recognize maintenance revenue using an input method, consistent with the estimated pattern of the costs to maintain the underlying vehicles. This generally results in the recognition of a contract liability for the portion of the customer's billings allocated to the maintenance service component of the agreement. The non-lease revenue component for maintenance included in "Lease & related maintenance and rental revenues" was $965 million, $950 million and $909 million in 2020, 2019 and 2018, respectively.

The stand-alone price for both the lease and non-lease components could vary in the future based on both external market conditions and our pricing strategies as a result of the market conditions.

Pension Plans. We apply actuarial methods to determine the annual net periodic pension expense and pension plan liabilities on an annual basis, or on an interim basis if there is an event, such as a curtailment, requiring remeasurement. Each December, we review actual experience compared with the assumptions used and make adjustments to our assumptions, if warranted. In determining our annual estimate of periodic pension cost, we are required to make an evaluation of critical factors such as discount rate, expected long-term rate of return on assets, expected increase in compensation levels, retirement rate and mortality. Discount rates are based upon a duration analysis of expected benefit payments and the equivalent average yield for high quality corporate fixed income investments as of our annual measurement date at December 31. In order to estimate the

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
discount rate relevant to our plan, we use models that match projected benefits payments of our primary U.S. plan to coupons and maturities from a hypothetical portfolio of high quality corporate bonds. Long-term rate of return assumptions are based on a review of our asset allocation strategy and long-term expected asset returns. Investment management and other fees paid using plan assets are factored into the determination of asset return assumptions.

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

As part of our strategy to manage future pension costs and net funded status volatility, we regularly assess our pension investment strategy. Our U.S. pension investment policy and strategy seek to reduce the effects of future volatility on the fair value of our pension assets relative to our pension liabilities by increasing our allocation of high quality, longer-term fixed income securities and reducing our allocation of equity investments as the funded status of the plan improves. The composition of our pension assets was 33% equity securities and alternative assets and 67% debt securities and other investments as of December 31, 2020. We continually evaluate our mix of investments between equity and fixed income securities and adjust the composition of our pension assets when appropriate. In 2021, we adjusted our long-term expected rate of return assumption for our primary U.S. plan to 3.90% from 5.05% based on our expected asset mix which has a higher proportion of debt securities.

Accounting guidance applicable to pension plans does not require immediate recognition of the effects of a deviation between these assumptions and actual experience or the revision of an estimate. This approach allows the favorable and unfavorable effects that fall within an acceptable range to be netted and included in “Accumulated other comprehensive loss.” We had a pre-tax accumulated actuarial loss of $855 million and $870 million as of December 31, 2020 and 2019, respectively. To the extent the amount of cumulative actuarial gains and losses exceed 10% of the greater of the benefit obligation or plan assets, the excess amount is amortized over the average remaining life expectancy of active participants or the remaining life expectancy of inactive participants. As of December 31, 2020, the amount of the actuarial loss subject to amortization in 2021 and future years is $604 million. We expect to recognize approximately $28 million of the net actuarial loss as a component of pension expense in 2021. The effect on years beyond 2021 will depend substantially upon the actual experience of our plans in future years.

Disclosure of the significant assumptions used in arriving at the 2020 net pension expense is presented in Note 18, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements. A sensitivity analysis of net pension expense to changes in key underlying assumptions for our primary plan, the U.S. pension plan, is presented below:

	Assumed Rate	Change	Impact on 2021 Net Pension Expense	Effect on December 31, 2020 Projected Benefit Obligation
Expected long-term rate of return on assets	3.90%	+/- 0.25	+/- $4 million	N/A
Discount rate	2.60%	+ 0.25	N/M	- $56 million
Discount rate	2.60%	- 0.25	N/M	+ $59 million

Self-Insurance Accruals. Self-insurance accruals were $444 million and $411 million as of December 31, 2020 and 2019, respectively. The majority of our self-insurance relates to vehicle liability and workers’ compensation. We use a variety of statistical and actuarial methods that are widely used and accepted in the insurance industry to estimate amounts for claims that have been reported but not paid and claims incurred but not reported. In applying these methods and assessing their results, we consider such factors as frequency and severity of claims, claim development and payment patterns, and changes in the nature of our business, among other factors. Such factors are analyzed for each of our business segments. Our estimates may be impacted by such factors as increases in the market price for medical services, unpredictability of the size of jury awards and limitations inherent in the estimation process. During both 2020 and 2019, we recognized charges of $18 million from the development of estimated prior years’ self-insured loss reserves. Based on self-insurance accruals at December 31, 2020, a 5% adverse change in actuarial claim loss estimates would increase operating expense in 2021 by approximately $22 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
Goodwill Impairment. We assess goodwill for impairment, as described in Note 1, “Summary of Significant Accounting Policies — Goodwill and Other Intangible Assets,” in the Notes to Consolidated Financial Statements, on an annual basis or more often if deemed necessary. As of December 31, 2020, total goodwill was $475 million. To determine whether goodwill is impaired, we are required to assess the fair value of each reporting unit and compare it to its carrying value. A reporting unit is a component of an operating segment for which discrete financial information is available and management regularly reviews its operating performance.

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

For quantitative tests, we estimated the fair value of the reporting units using a combination of both a market and income approach. We perform our quantitative impairment test with the assistance of a third-party specialist. Under the market approach, we use a selection of comparable publicly-traded companies that correspond to the reporting unit to derive a market-based multiple. Under the income approach, the fair value of the reporting unit is estimated based on the discounted present value of the projected future cash flows. Rates used to discount cash flows are dependent upon interest rates and the cost of capital based on our industry and capital structure, adjusted for equity and size risk premiums based on market capitalization. Estimates of future cash flows are dependent on our knowledge and experience about past and current events and significant judgments and assumptions about conditions we expect to exist, including revenue growth rates, margins, long-term growth rates, capital requirements, proceeds from the sale of used vehicles, the ability to utilize our tax net operating losses, and the discount rate. Our estimates of cash flows are also based on historical and future operating performance, economic conditions and actions we expect to take. In addition to these factors, our SCS and DTS reporting units are dependent on several key customers or industry sectors. The loss of a key customer may have a significant impact to our SCS or DTS reporting units, causing us to assess whether or not the event resulted in a goodwill impairment loss.

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

As further discussed in Note 7, “Goodwill,” we performed an interim impairment test of our FMS North America reporting unit (FMS NA) in the first quarter of 2020 as a result of the decline in market conditions and our updated outlook as a result of the impact of COVID-19. Our valuation of fair value for FMS NA was determined based on a discounted future cash flow model (income approach) and the application of current market multiples for comparable publicly-traded companies (market approach). Based on our analysis, we determined that FMS NA goodwill was not impaired as of March 31, 2020. The estimated fair value of the FMS NA reporting unit exceeded its carrying value by approximately 5% as of March 31, 2020.
Given this level of fair value, in the event the financial performance of FMS NA does not meet our expectations in the future; we experience future prolonged market downturns, including in the used vehicle market or sustained declines in our stock price; worsening trends from the COVID-19 pandemic; or there are other negative revisions to key assumptions, we may be required to perform additional impairment analyses and could be required to recognize a non-cash goodwill impairment charge. As of December 31, 2020, FMS NA goodwill was $244 million. We determined that there have not been any interim impairment trigger events since the first quarter of 2020.

On October 1, 2020, we completed our annual goodwill impairment test for all reporting units and conducted a qualitative analysis based on market conditions, business performance and our stock price. Based on this analysis, we determined that the fair values more likely than not exceeded their respective carrying values for each reporting unit.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
Income Taxes. Our overall tax position is complex and requires careful analysis by management to estimate the expected realization of income tax assets and liabilities.
Tax regulations can require items to be included in the tax return at different times than the items are reflected in the financial statements. As a result, the effective tax rate reflected in the financial statements can be different than that reported in the tax return. Timing differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in the tax return in future years, for which we have already recognized the tax benefit in the financial statements. Deferred tax assets were $814 million and $1.0 billion as of December 31, 2020 and 2019, respectively. We recognize a valuation allowance for deferred tax assets to reduce such assets to amounts expected to be realized. As of December 31, 2020 and 2019, the deferred tax valuation allowance was $41 million and $18 million, respectively. Refer to Note 10, “Income Taxes,” in the Notes to Consolidated Financial Statements for information regarding the valuation allowance that was recorded in 2020 related to our U.K. deferred tax assets. In determining the required level of valuation allowance, we consider whether it is more likely than not that all or some portion of deferred tax assets will not be realized. This assessment is based on management’s expectations as to whether sufficient taxable income of an appropriate character will be realized within tax carryback and carryforward periods. Our assessment involves estimates and assumptions about matters that are inherently uncertain, and unanticipated events or circumstances could cause actual results to differ from these estimates. Should we change our estimate of the amount of deferred tax assets that we would be able to realize, an adjustment to the valuation allowance would result in an increase or decrease to the provision for income taxes in the period such a change in estimate was made.
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
A number of years may elapse before a particular matter for which we have established a reserve is audited and finally resolved. The number of years exposed to audit due to open statutes varies depending on the tax jurisdiction. The tax benefit that has been previously reserved because of a failure to meet the “more likely than not” recognition threshold would be recognized in our income tax expense in the first interim period when the uncertainty is resolved under any one of the following conditions: (1) the tax position has been determined to be “more likely than not” of being sustained, (2) the tax position, amount and/or timing is ultimately settled through negotiation or litigation, or (3) the statutes of limitations for the tax position has expired. Refer to Note 10, “Income Taxes,” in the Notes to Consolidated Financial Statements for further discussion.

RECENT ACCOUNTING PRONOUNCEMENTS
Refer to Note 2, “Recent Accounting Pronouncements,” in the Notes to Consolidated Financial Statements for a discussion of recent accounting pronouncements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
NON-GAAP AND SEGMENT FINANCIAL MEASURES
Non-GAAP Financial Measures. This Annual Report on Form 10-K includes information extracted from consolidated financial information that is not required by U.S. GAAP to be presented in the financial statements. Certain elements of this information are considered “non-GAAP financial measures” as defined by SEC rules. Non-GAAP financial measures should be considered in addition to, but not as a substitute for or superior to, other measures of financial performance or liquidity prepared in accordance with U.S. GAAP. Also, our non-GAAP financial measures may not be comparable to financial measures used by other companies. We provide a reconciliation of each of these non-GAAP financial measures to the most comparable GAAP measure in this non-GAAP financial measures section or in the MD&A above. We also provide the reasons why management believes each non-GAAP financial measure is useful to investors in this section.
Specifically, we refer to the following non-GAAP financial measures in this Form 10-K:

Non-GAAP Financial Measure	Comparable GAAP Measure
Operating Revenue Measures:
Operating Revenue	Total Revenue
FMS Operating Revenue	FMS Total Revenue
SCS Operating Revenue	SCS Total Revenue
DTS Operating Revenue	DTS Total Revenue
FMS EBT as a % of FMS Operating Revenue	FMS EBT as a % of FMS Total Revenue
SCS EBT as a % of SCS Operating Revenue	SCS EBT as a % of SCS Total Revenue
DTS EBT as a % of DTS Operating Revenue	DTS EBT as a % of DTS Total Revenue
Comparable Earnings Measures:
Comparable Earnings (Loss) Before Income Tax	Earnings (Loss) Before Income Tax
Comparable Earnings (Loss)	Earnings (Loss) from Continuing Operations
Comparable Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)	Net Earnings (Loss)
Comparable EPS	EPS from Continuing Operations
Comparable Tax Rate	Effective Tax Rate from Continuing Operations
Adjusted Return on Equity (ROE)	Not Applicable. However, non-GAAP elements of the calculation have been reconciled to the corresponding GAAP measures. A numerical reconciliation of net earnings to adjusted net earnings and average shareholders' equity to adjusted average equity is provided in the following reconciliations.
Cash Flow Measures:
Total Cash Generated and Free Cash Flow	Cash Provided by Operating Activities

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

ChoiceLease liability insurance: We exclude ChoiceLease liability insurance as we announced our plan in the first quarter of 2020 to exit the extension of our liability insurance coverage for ChoiceLease customers. The exit of this program is estimated to be completed in the first quarter of 2021. We are excluding the revenues associated with this program for better comparability of our on-going operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Comparable Earnings Measures:
Comparable Earnings (Loss) before Income Taxes (EBT) Comparable Earnings (Loss) Comparable Earnings (Loss) per Diluted Common Share (EPS) Comparable Tax Rate Adjusted Return on Equity (ROE)
Comparable EBT, comparable earnings and comparable EPS are defined, respectively, as U.S. GAAP EBT, earnings and EPS, all from continuing operations, excluding (1) non-operating pension costs and (2) any other significant items that are not representative of our business operations. We believe these comparable earnings measures provide useful information to investors and allow for better year-over-year comparison of operating performance.

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

Comparable tax rate is computed using the same methodology as the U.S. GAAP provision for income taxes. Income tax effects of non-GAAP adjustments are calculated based on the statutory tax rates of the jurisdictions to which the non-GAAP adjustments relate.

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

Comparable Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)
Comparable EBITDA is defined as net earnings (loss), first adjusted to exclude discontinued operations and the following items, all from continuing operations: (1) non-operating pension costs and (2) any other items that are not representative of our business operations (these items are the same items that are excluded from comparable earnings measures for the relevant periods as described immediately above) and then adjusted further for (1) interest expense, (2) income taxes, (3) depreciation, (4) used vehicle sales results and (5) amortization.

We believe comparable EBITDA provides investors with useful information, as it is a standard measure commonly reported and widely used by analysts, investors and other interested parties to measure financial performance and our ability to service debt and meet our payment obligations. In addition, we believe that the inclusion of comparable EBITDA provides consistency in financial reporting and enables analysts and investors to perform meaningful comparisons of past, present and future operating results. Other companies may calculate comparable EBITDA differently; therefore, our presentation of comparable EBITDA may not be comparable to similarly-titled measures used by other companies.

Comparable EBITDA should not be considered as an alternative to net earnings (loss), earnings from continuing operations before income taxes or earnings from continuing operations determined in accordance with U.S. GAAP, as an indicator of the Company’s operating performance, as an alternative to cash flows from operating activities (determined in accordance with U.S. GAAP), as an indicator of cash flows, or as a measure of liquidity.

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

Free Cash Flow is defined as the net amount of cash generated from operating activities and investing activities (excluding acquisitions) from continuing operations. We calculate free cash flow as the sum of (1) net cash provided by operating activities, (2) net cash provided by the sale of revenue earning equipment and operating property and equipment, and (3) other cash inflows from investing activities, less (4) purchases of property and revenue earning equipment. We believe free cash flow provides investors with an important perspective on the cash available for debt service and for shareholders, after making capital investments required to support ongoing business operations. Our calculation of free cash flow may be different from the calculation used by other companies and, therefore, comparability may be limited.

* See Total Cash Generated and Free Cash Flow reconciliations in the Financial Resources and Liquidity section of Management's Discussion and Analysis.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
The following table provides a reconciliation of U.S. GAAP earnings (loss) before taxes (EBT), earnings (loss), and earnings (loss) per diluted share (Diluted EPS) from continuing operations to comparable EBT, comparable earnings and comparable EPS from continuing operations. Certain items included in EBT, earnings and diluted EPS from continuing operations have been excluded from our comparable EBT, comparable earnings and comparable diluted EPS measures. The following table lists a summary of these items, which are discussed in more detail throughout our MD&A and within the Notes to Consolidated Financial Statements:

	Continuing Operations
	Years ended December 31,
	2020	2019	2018
	(In thousands, except per share amounts)
EBT	$(130,360)	$(42,271)	$389,469
Non-operating pension costs (1)	11,167	60,406	7,541
Restructuring and other, net (2)	76,364	35,308	5,597
ERP implementation costs (2)	34,251	21,260	742
Gains on sale of properties (2)	(5,418)	(18,614)	—
Early redemption of medium-term notes (2)	8,999	—	—
Goodwill impairment (3)	—	—	15,513
ChoiceLease liability insurance revenue (2)	(23,817)	—	—
Comparable EBT	$(28,814)	$56,089	$418,862

Earnings (loss)	$(111,996)	$(23,272)	$286,922
Non-operating pension costs (1)	5,273	44,852	4,685
Restructuring and other, net (including ChoiceLease liability insurance results) (2)	43,602	26,532	4,475
ERP implementation costs (2)	25,428	15,779	550
Gains on sale of properties (2)	(5,027)	(13,845)	—
Early redemption of medium-term notes (2)	6,863	—	—
Goodwill impairment (3)	—	—	15,513
Tax adjustments, net (4)	22,064	3,508	2,636
Comparable Earnings (5)	$(13,793)	$53,554	$314,781

Diluted EPS	$(2.15)	$(0.45)	$5.43
Non-operating pension costs (1)	0.10	0.85	0.09
Restructuring and other, net (including ChoiceLease liability insurance results) (2)	0.84	0.51	0.08
ERP implementation costs (2)	0.49	0.30	0.01
Gains on sale of properties (2)	(0.10)	(0.26)	—
Early redemption of medium-term notes (2)	0.13	—	—
Goodwill impairment (3)	—	—	0.29
Tax adjustments, net (4)	0.42	0.06	0.05
Comparable EPS (5)	$(0.27)	$1.01	$5.95
_______________
(1)Refer to Note 18, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements for additional information.
(2)Refer to Note 20, “Other Items Impacting Comparability,” in the Notes to Consolidated Financial Statements for additional information.
(3)Refer to Note 7, "Goodwill,” in the Notes to Consolidated Financial Statements for additional information.
(4)Refer to the reconciliation of the comparable provision for income taxes table below for information on adjustments related to tax matters.
(5)Refer to the reconciliation of the comparable provision for income taxes table below for information on the tax impact on our comparable earnings measures.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
The following table provides a reconciliation of the provision for income taxes to the comparable provision for income taxes:

	Years ended December 31,
	2020	2019	2018
	(In thousands)
Provision for (benefit from) income taxes (1)	$(18,364)	$(18,999)	$102,547
Tax adjustments, net (2)	(22,064)	(3,508)	(2,636)
Income tax effects of non-GAAP adjustments (1)	25,407	25,042	4,170
Comparable provision for (benefit from) income taxes (1)	$(15,021)	$2,535	$104,081

Effective tax rate on continuing operations (3)	(14.1)%	(44.9)%	26.3%
Tax adjustments and income tax effects of non-GAAP adjustments (1) (2)	(38.0)%	49.4%	(1.5)%
Comparable tax rate on continuing operations (1) (3)	(52.1)%	4.5%	24.8%
_______________
(1)The comparable provision for income taxes is computed using the same methodology as the U.S. GAAP provision of income taxes. Income tax effects of non-GAAP adjustments are calculated based on statutory tax rates of the jurisdictions to which the non-GAAP adjustments related. Refer to the previous table for further information on the tax adjustments.
(2)In 2020, tax adjustments, net included expenses related to a valuation allowance of $13 million on our U.K. deferred tax assets, expiring state net operating losses of $7 million, and state law changes of $2 million. In 2019, tax adjustments, net primarily included expenses related to expiring state net operating losses of $5 million. In 2018, tax adjustments, net included an expense of $15 million to the provisional estimates recorded in connection with the 2017 Tax Cuts and Jobs Act, offset by a one-time benefit of $10 million related to the correction of our deferred tax assets and uncertain tax position and $3 million benefit from state law changes.
(3)The effective tax rate on continuing operations and comparable tax rate on continuing operations are based on our earnings from continuing operations before income taxes (EBT) and comparable earnings from continuing operations before income taxes, respectively, found on the previous page.

The following table provides a reconciliation of earnings (loss) to comparable earnings before interest, taxes, depreciation and amortization (EBITDA):

	Years ended December 31,
	2020	2019	2018
	(In thousands)
Net earnings (loss)	$(122,250)	$(24,410)	$284,613
(Earnings) loss from discontinued operations, net of tax	10,254	1,138	2,309
Provision for (benefit from) income taxes	(18,364)	(18,999)	102,547
EBT	(130,360)	(42,271)	389,469
Non-operating pension costs (1)	11,167	60,406	7,541
Other items impacting comparability, net (2)	90,379	37,954	21,852
Comparable EBT	(28,814)	56,089	418,862
Interest expense (3)	252,343	241,381	180,488
Depreciation	2,027,413	1,878,929	1,388,570
Used vehicle sales, net (4) (5)	(414)	58,706	22,325
Amortization	7,730	8,294	7,632
Comparable EBITDA(5)	$2,258,258	$2,243,399	$2,017,877
_______________
(1)Refer to Note 18, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements for additional information.
(2)Refer to the table above in the Full Year Operating Results by Segment for a discussion on items excluded from our comparable measures and their classification within our Consolidated Statements of Earnings and Note 20, “Other Items Impacting Comparability” in the Notes to Consolidated Financial Statements for additional information.
(3)Excludes interest expense of $9 million recorded for the early redemption of two medium-term notes as it is presented above in "Other items impacting comparability, net."
(4)Refer to Note 5, "Revenue Earning Equipment, net," in the Notes to Consolidated Financial Statements for additional information.
(5)Comparable EBITDA has been recast to exclude gains/losses from the sale of used vehicles.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

The following table provides a reconciliation of total revenue to operating revenue:

	Years ended December 31,
	2020	2019	2018
	(In thousands)
Total revenue	$8,420,091	$8,925,801	$8,413,946
Subcontracted transportation	(785,844)	(854,149)	(836,991)
Fuel	(586,391)	(847,320)	(878,839)
ChoiceLease liability insurance revenue (1)	(23,817)	(35,260)	(28,220)
Operating revenue	$7,024,039	$7,189,072	$6,669,896
_______________
(1)In the first quarter of 2020, we announced our plan to exit the extension of our liability insurance coverage for ChoiceLease customers. The exit of this program is estimated to be completed in the first quarter of 2021. We have revised our definition of operating revenues to exclude the revenues associated with this program for better comparability of our on-going operations.

The following table provides a reconciliation of FMS total revenue to FMS operating revenue:

	Years ended December 31,
	2020	2019	2018
	(In thousands)
FMS total revenue	$5,170,467	$5,571,403	$5,258,693
Fuel (1)	(569,074)	(816,362)	(847,655)
ChoiceLease liability insurance revenue (2)	(23,817)	(35,260)	(28,220)
FMS operating revenue	$4,577,576	$4,719,781	$4,382,818

FMS EBT	$(141,957)	$(70,274)	$340,038
FMS EBT as a % of FMS total revenue	(2.7)%	(1.3)%	6.5%
FMS EBT as a % of FMS operating revenue	(3.1)%	(1.5)%	7.8%
_______________
(1)Includes intercompany fuel sales from FMS to DTS and SCS.
(2)In the first quarter of 2020, we announced our plan to exit the extension of our liability insurance coverage for ChoiceLease customers. The exit of this program is estimated to be completed in the first quarter of 2021. We have revised our definition of operating revenues to exclude the revenues associated with this program for better comparability of our ongoing operations.

The following table provides a reconciliation of SCS total revenue to SCS operating revenue:

	Years ended December 31,
	2020	2019	2018
	(In thousands)
SCS total revenue	$2,544,420	$2,551,271	$2,398,144
Subcontracted transportation	(593,937)	(554,678)	(521,028)
Fuel	(80,117)	(116,628)	(111,780)
SCS operating revenue	$1,870,366	$1,879,965	$1,765,336

SCS EBT	$159,940	$145,060	$130,262
SCS EBT as a % of SCS total revenue	6.3%	5.7%	5.4%
SCS EBT as a % of SCS operating revenue	8.6%	7.7%	7.4%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
The following table provides a reconciliation of DTS total revenue to DTS operating revenue:

	Years ended December 31,
	2020	2019	2018
	(In thousands)
DTS total revenue	$1,229,374	$1,417,483	$1,333,313
Subcontracted transportation	(191,907)	(299,471)	(315,963)
Fuel	(108,220)	(145,318)	(146,813)
DTS operating revenue	$929,247	$972,694	$870,537

DTS EBT	$73,442	$81,149	$61,236
DTS EBT as a % of DTS total revenue	6.0%	5.7%	4.6%
DTS EBT as a % of DTS operating revenue	7.9%	8.3%	7.0%

The following tables provide numerical reconciliations of net earnings to adjusted net earnings and average shareholders' equity to adjusted average shareholders' equity (Adjusted ROE), and of the non-GAAP elements used to calculate the adjusted return on equity to the corresponding GAAP measures:

	Years ended December 31,
	2020	2019	2018
	(In thousands)
Net earnings (loss)	$(122,250)	$(24,410)	$284,613
Other items impacting comparability, net (1)	90,379	37,954	21,852
Income taxes (2)	(18,333)	(18,951)	102,695
Adjusted earnings (loss) before income taxes	(50,204)	(5,407)	409,160
Adjusted income taxes (3)	20,883	12,972	(101,373)
Adjusted net earnings (loss) for adjusted return on equity [A]	$(29,321)	$7,565	$307,787

Average shareholders’ equity	$2,256,830	$2,532,875	$2,492,956
Average adjustments to shareholders’ equity (4)	59,680	14,988	(78,431)
Adjusted average shareholders’ equity [B]	$2,316,510	$2,547,863	$2,414,525
Adjusted return on equity [A/B]	(1.3)%	0.3%	12.7%
_______________
(1)Refer to the table above in the Full Year Operating Results by Segment for a discussion on items excluded from our comparable measures and their classification within our Consolidated Statements of Earnings and Note 20, “Other Items Impacting Comparability” in the Notes to Consolidated Financial Statements for additional information.
(2)Includes income taxes on discontinued operations.
(3)Represents provision for income taxes plus income taxes on other items impacting comparability.
(4)Represents the impact of other items impacting comparability, net of tax, to equity for the respective period.

The following table provides a reconciliation of forecasted net cash provided by operating activities to forecasted total cash generated and forecasted free cash flow for 2021:

Forecast 2021
(In millions)
Net cash provided by operating activities	$2,200
Sales of revenue earning equipment (1)	500
Total cash generated	2,700
Purchases of property and revenue earning equipment (1)	(2,300 - 2,000)
Forecasted free cash flow	$400 - $700
_______________
(1)Included in cash flows from investing activities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Forward-looking statements (within the meaning of the Federal Private Securities Litigation Reform Act of 1995) are statements that relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends concerning matters that are not historical facts. These statements are often preceded by or include the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “could,” “should” or similar expressions. This Annual Report contains forward-looking statements including, but not limited to, statements regarding:
•our expectations regarding the impact of COVID-19 on our business and financial results including revenue and cash flow;
•our expectations in our FMS business segment regarding anticipated ChoiceLease revenue, fleet growth and earnings and commercial rental revenue and demand;
•our expectations in our SCS and DTS business segments regarding anticipated operating revenue, trends, earnings, sales activity and growth rates;
•our expectations of the long-term residual values of revenue earning equipment;
•the expected pricing for used vehicles;
•our expectations of cash flow from operating activities, free cash flow, and capital expenditures through the end of 2021;
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
•our expected level of use and availability of outside funding sources, anticipated future payments under debt and lease agreements, and risk of losses resulting from counterparty default under hedging and derivative agreements;
•the anticipated impact of fuel price and exchange rate fluctuations;
•our expectations as to return on pension plan assets, future pension expense and estimated contributions;
•our expectations regarding the scope and anticipated outcomes with respect to certain claims, proceedings and lawsuits;
•the ultimate disposition of estimated environmental liabilities;
•our ability to access commercial paper and other available debt financing in the capital markets;
•the size and impact of our strategic investments;
•our expectations regarding the achievement of our return on equity improvement initiatives;
•our expectations regarding the diminishing impact of prior residual value estimate changes on return on equity improvement;
•our expectations regarding maintenance costs and the benefits of maintenance cost initiatives;
•our expectations regarding the benefits of terminating lease insurance;
•our expectations regarding the adequacy of credit reserves;
•the status of our unrecognized tax benefits related to the U.S. federal, state and foreign tax positions;

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
•our estimates for self-insurance loss reserves;
•our expectations regarding losses under guarantees;
•our expectation on the realizability of our deferred tax assets; and
•our expectations regarding the completion and ultimate outcome of certain tax audits.
These statements, as well as other forward-looking statements contained in this Annual Report, are based on our current plans and expectations and are subject to risks, uncertainties and assumptions. We caution readers that certain important factors could cause actual results and events to differ significantly from those expressed in any forward-looking statements. These risk factors include, but are not limited to, the following:
•Market Conditions:
◦Changes in general economic and financial conditions in the U.S. and worldwide leading to decreased demand for our services and products, lower profit margins, increased levels of bad debt and reduced access to credit and financial markets.
◦Decreases in freight demand which would impact both our transactional and variable-based contractual business.
◦Changes in our customers’ operations, financial condition or business environment that may limit their demand for, or ability to purchase, our services and products.
◦Decreases in market demand affecting the commercial rental market and used vehicle sales as well as global economic conditions.
◦Volatility in customer volumes and shifting customer demand in the industries serviced by our SCS business.
◦Changes in current financial, tax or regulatory requirements that could negatively impact our financial results.
•Competition:
◦Advances in technology may impact demand for our services or may require increased investments to remain competitive, and our customers may not be willing to accept higher prices to cover the cost of these investments.
◦Competition from other service providers, some of which have greater capital resources or lower capital costs, or from our customers, who may choose to provide services themselves.
◦Continued consolidation in the markets in which we operate which may create large competitors with greater financial resources.
◦Our inability to maintain current pricing levels due to economic conditions, demand for services, customer acceptance or competition.
•Profitability:
◦Our inability to obtain adequate profit margins for our services.
◦Lower than expected sales volumes or customer retention levels.
◦Decreases in commercial rental fleet utilization and pricing.
◦Lower than expected used vehicle sales pricing levels and fluctuations in the anticipated proportion of retail versus wholesale sales.
◦Loss of key customers in our SCS and DTS business segments.
◦Our inability to adapt our product offerings to meet changing consumer preferences on a cost-effective basis.
◦The inability of our legacy information technology systems to provide timely access to data.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
◦Sudden changes in fuel prices and fuel shortages.
◦Higher prices for vehicles, diesel engines and fuel as a result of new regulations.
◦Higher than expected maintenance costs and lower than expected benefits associated with our maintenance initiatives.
◦Our inability to successfully execute our strategic returns and asset management initiatives, maintain our fleet at normalized levels and right-size our fleet in line with demand.
◦Our key assumptions and pricing structure of our SCS and DTS contracts prove to be inaccurate.
◦Increased unionizing, labor strikes and work stoppages.
◦Difficulties in attracting and retaining drivers and technicians due to driver and technician shortages, which may result in higher costs to procure drivers and technicians and higher turnover rates affecting our customers.
◦Our inability to manage our cost structure.
◦Our inability to limit our exposure for customer claims.
◦Unfavorable or unanticipated outcomes in legal or regulatory proceedings or uncertain positions.
◦Business interruptions or expenditures due to severe weather or natural occurrences.
•Financing Concerns:
◦Higher borrowing costs.
◦Unanticipated interest rate and currency exchange rate fluctuations.
◦Negative funding status of our pension plans caused by lower than expected returns on invested assets and unanticipated changes in interest rates.
◦Withdrawal liability as a result of our participation in multi-employer plans.
◦Instability in U.S. and worldwide credit markets, resulting in higher borrowing costs and/or reduced access to credit.
•Accounting Matters:
◦Reductions in residual values or useful lives of revenue earning equipment.
◦Increases in compensation levels, retirement rate and mortality resulting in higher pension expense; regulatory changes affecting pension estimates, accruals and expenses.
◦Changes in accounting rules, assumptions and accruals.
◦Difficulties and delays in implementing our Enterprise Resource Planning system and related processes.
•Other risks detailed from time to time in our SEC filings, including in “Item 1A.-Risk Factors” of this Annual Report.
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
Management assessed the effectiveness of Ryder’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control — Integrated Framework (2013).” Based on our assessment and those criteria, management determined that Ryder maintained effective internal control over financial reporting as of December 31, 2020.
Ryder’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of Ryder’s internal control over financial reporting as of December 31, 2020. Their report appears on the subsequent page.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Ryder System, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Ryder System, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of earnings, of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Earning Equipment - Residual Values

As described in Notes 1 and 5 to the consolidated financial statements, the net carrying amount of revenue earning equipment was $8.8 billion as of December 31, 2020. Depreciation expense was $1.9 billion primarily related to Fleet Management Solutions (FMS) revenue earning equipment. Revenue earning equipment, comprised of vehicles, is initially recorded at cost inclusive of vendor rebates. The provision for depreciation is computed using the straight-line method. Management periodically reviews and adjusts, as appropriate, the estimated residual values and useful lives of existing revenue earning equipment. Management’s review of the estimated residual values and useful lives is established with a long-term view based on vehicle class, generally subcategories of trucks, tractors and trailers by weight, usage and other factors, including but not limited to historical, current and expected future market prices; expected lives of vehicles; and expected sales of used vehicles in the wholesale and retail markets.

The principal considerations for our determination that performing procedures relating to revenue earning equipment - residual values is a critical audit matter are the significant judgment by management when estimating residual values, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and in evaluating the significant judgment by management in estimating residual values related to the Company’s historical, current and expected future market prices, and expected sales of used vehicles in the wholesale and retail markets.

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

Goodwill Impairment Assessment - FMS North America Reporting Unit

As described in Notes 1 and 7 to the consolidated financial statements, the Company’s consolidated goodwill balance was $475 million as of December 31, 2020, and the goodwill associated with the FMS North America (FMS NA) reporting unit was $244 million. Goodwill is tested for impairment at least annually as of October 1 of each year, or more frequently if events or circumstances indicate the carrying value of goodwill may be impaired. If management concludes that it is more likely than not that a reporting unit's fair value is less than its carrying value or if management bypasses the optional qualitative assessment, recoverability of goodwill is assessed by comparing the fair value of the reporting unit with its carrying amount. If a reporting unit’s carrying value exceeds its fair value, management would recognize a goodwill impairment loss for the amount by which the carrying amount of a reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit. In the first quarter of 2020, management performed an impairment test of the FMS NA reporting unit. Fair value for the FMS NA reporting unit was determined based on a discounted future cash flow model (income approach) and the application of current market multiples for comparable publicly-traded companies (market approach). Under the income approach, the fair value of the FMS NA reporting unit is estimated based on the discounted present value of the projected future cash flows. Management’s cash flow projections for the FMS NA reporting unit included significant judgments and assumptions, including revenue growth rates, margins, long-term growth rates, capital requirements, proceeds from the sale of used vehicles, the ability to utilize tax net operating losses, and the discount rate. Under the market approach, management uses a selection of comparable publicly-traded companies that correspond to the FMS NA reporting unit to derive a market-based multiple.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the FMS NA reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value measurement of the reporting unit, which in turn led to (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating the audit evidence obtained relating to management’s valuation models and significant assumptions related to revenue growth rates, margins, and the discount rate, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the FMS NA reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimate, (ii) evaluating the appropriateness of the valuation models, (iii) testing the completeness and accuracy of underlying data used in the models, and (iv) evaluating the significant assumptions used by management, related to the revenue growth rates, margins, and discount rate. Evaluating management’s assumptions related to the revenue growth rates and margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s valuation models and the discount rate.

/s/ PricewaterhouseCoopers LLP
Miami, Florida
February 19, 2021

We have served as the Company’s auditor since 2006.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Years ended December 31,
	2020	2019	2018
	(In thousands, except per share amounts)
Lease & related maintenance and rental revenues	$3,704,045	$3,784,744	$3,512,867
Services revenue	4,317,992	4,555,692	4,280,834
Fuel services revenue	398,054	585,365	620,245
Total revenues	8,420,091	8,925,801	8,413,946

Cost of lease & related maintenance and rental	3,108,766	3,103,703	2,555,358
Cost of services	3,653,088	3,879,863	3,663,348
Cost of fuel services	382,749	571,658	605,613
Other operating expenses	123,420	121,980	123,964
Selling, general and administrative expenses	921,573	907,449	849,410
Non-operating pension costs	11,167	60,406	7,541
Used vehicle sales, net	(414)	58,706	22,325
Interest expense	261,342	241,381	180,488
Miscellaneous (income) loss, net	(21,855)	(33,642)	(5,422)
Restructuring and other items, net	110,615	56,568	21,852
	8,550,451	8,968,072	8,024,477

Earnings (loss) from continuing operations before income taxes	(130,360)	(42,271)	389,469
Provision for (benefit from) income taxes	(18,364)	(18,999)	102,547
Earnings (loss) from continuing operations	(111,996)	(23,272)	286,922
Earnings (loss) from discontinued operations, net of tax	(10,254)	(1,138)	(2,309)
Net earnings (loss)	$(122,250)	$(24,410)	$284,613

Earnings (loss) per common share — Basic
Continuing operations	$(2.15)	$(0.45)	$5.46
Discontinued operations	(0.21)	(0.03)	(0.04)
Net earnings (loss)	$(2.34)	$(0.47)	$5.41
Earnings (loss) per common share — Diluted
Continuing operations	$(2.15)	$(0.45)	$5.43
Discontinued operations	(0.21)	(0.03)	(0.04)
Net earnings (loss)	$(2.34)	$(0.47)	$5.38
See accompanying notes to consolidated financial statements.
Note: EPS amounts may not be additive due to rounding.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
	2020	2019	2018
	(In thousands)
Net earnings (loss)	$(122,250)	$(24,410)	$284,613

Other comprehensive income (loss):

Changes in cumulative translation adjustment and unrealized loss from cash flow hedges	6,867	30,681	(55,940)

Amortization of pension and postretirement items (1)	40,362	30,305	27,499
Income tax expense related to amortization of pension and postretirement items	(9,090)	(7,059)	(6,422)
Amortization of pension and postretirement items, net of tax	31,272	23,246	21,077

Reclassification of net actuarial loss due to pension settlement	—	34,974	—
Change in net actuarial loss and prior service cost	(16,894)	(7,609)	(83,695)
Income tax benefit (expense) related to pension settlement and change in net actuarial loss and prior service cost	(1,959)	(6,149)	18,327
Change in net actuarial loss and prior service cost, net of taxes	(18,853)	21,216	(65,368)

Other comprehensive income (loss), net of taxes	19,286	75,143	(100,231)

Comprehensive income (loss)	$(102,964)	$50,733	$184,382
_______________
(1)These amounts are included in the computation of net pension expense. Amortization in 2020 includes the curtailment loss. Refer to Note 18, "Employee Benefit Plans," for additional information.
See accompanying notes to consolidated financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
	(In thousands, except share amounts)
Assets:
Current assets:
Cash and cash equivalents	$151,294	$73,584
Receivables, net	1,182,350	1,228,490
Inventories	61,191	80,822
Prepaid expenses and other current assets	200,694	179,155
Total current assets	1,595,529	1,562,051
Revenue earning equipment, net	8,777,015	10,427,664
Operating property and equipment, net	927,058	917,799
Goodwill	475,245	475,025
Intangible assets, net	43,216	50,905
Sales-type leases and other assets	1,113,891	1,041,890
Total assets	$12,931,954	$14,475,334

Liabilities and shareholders’ equity:
Current liabilities:
Short-term debt and current portion of long-term debt	$516,581	$1,154,564
Accounts payable	547,389	594,712
Accrued expenses and other current liabilities	989,178	876,077
Total current liabilities	2,053,148	2,625,353
Long-term debt	6,093,655	6,770,224
Other non-current liabilities	1,403,861	1,442,003
Deferred income taxes	1,125,733	1,161,444
Total liabilities	10,676,397	11,999,024

Commitments and contingencies (Note 21)
Shareholders’ equity:
Preferred stock, no par value per share — authorized, 3,800,917; none outstanding, December 31, 2020 and 2019	—	—
Common stock, $0.50 par value per share — authorized, 400,000,000; outstanding, December 31, 2020 — 53,732,033 and December 31, 2019 — 53,278,316	26,866	26,639
Additional paid-in capital	1,132,954	1,108,649
Retained earnings	1,912,942	2,177,513
Accumulated other comprehensive loss	(817,205)	(836,491)
Total shareholders’ equity	2,255,557	2,476,310
Total liabilities and shareholders’ equity	$12,931,954	$14,475,334
See accompanying notes to consolidated financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2020	2019	2018
	(In thousands)
Cash flows from operating activities from continuing operations:
Net earnings (loss)	$(122,250)	$(24,410)	$284,613
Less: Loss from discontinued operations, net of tax	(10,254)	(1,138)	(2,309)
Earnings (loss) from continuing operations	(111,996)	(23,272)	286,922
Depreciation expense	2,027,413	1,878,929	1,388,570
Goodwill impairment charge	—	—	15,513
Used vehicle sales, net	(414)	58,706	22,325
Amortization expense and other non-cash charges, net	115,519	101,289	67,936
Non-cash lease expense	92,227	94,039	87,741
Non-operating pension costs and share-based compensation expense	41,160	86,234	32,493
Deferred income tax expense (benefit)	(32,865)	(32,331)	108,895
Collections on sales-type leases	114,462	121,201	82,803
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(5,356)	27,149	(193,144)
Inventories	20,094	(1,334)	(5,782)
Prepaid expenses and other assets	(91,969)	(65,185)	(84,727)
Accounts payable	28,863	(26,596)	16,869
Accrued expenses and other non-current liabilities	(15,835)	(78,290)	(108,421)
Net cash provided by operating activities from continuing operations	2,181,303	2,140,539	1,717,993

Cash flows from investing activities from continuing operations:
Purchases of property and revenue earning equipment	(1,146,521)	(3,735,174)	(3,050,409)
Sales of revenue earning equipment	538,894	465,705	379,716
Sales of operating property and equipment	13,334	52,276	16,606
Acquisitions, net of cash acquired	—	—	(167,372)
Other	(6,704)	—	—
Net cash used in investing activities from continuing operations	(600,997)	(3,217,193)	(2,821,459)

Cash flows from financing activities from continuing operations:
Net borrowings (repayments) of commercial paper and other	(377,273)	(15,492)	62,147
Debt proceeds	2,084,343	3,016,348	2,283,012
Debt repayments	(3,055,380)	(1,775,685)	(1,128,390)
Dividends on common stock	(119,036)	(116,469)	(111,864)
Common stock repurchased	(29,219)	(27,686)	(30,810)
Other	(10,613)	3,123	11,420
Net cash provided by (used in) financing activities from continuing operations	(1,507,178)	1,084,139	1,085,515

Effect of exchange rates on cash, cash equivalents, and restricted cash	5,132	(4,272)	4,694
Increase (decrease) increase in cash, cash equivalents, and restricted cash from continuing operations	78,260	3,213	(13,257)
Increase (decrease) in cash, cash equivalents, and restricted cash from discontinued operations	(550)	2,260	(1,654)
Increase (decrease) in cash, cash equivalents, and restricted cash	77,710	5,473	(14,911)
Cash, cash equivalents, and restricted cash at January 1	73,584	68,111	83,022
Cash, cash equivalents, and restricted cash at December 31	$151,294	$73,584	$68,111

See accompanying notes to consolidated financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Amount	Shares	Par				Total
	(In thousands, except share amounts)
Balance at January 1, 2018	$—	52,955,314	$26,478	$1,051,017	$2,086,918	$(710,836)	$2,453,577
Adoption of new income tax accounting standard	—	—	—	—	100,567	(100,567)	—
Comprehensive income (loss)	—	—	—	—	284,613	(100,231)	184,382
Common stock dividends declared —$2.12 per share	—	—	—	—	(112,553)	—	(112,553)
Common stock issued under employee stock option and stock purchase plans and other (1) (2)	—	585,990	293	16,727	—	—	17,020
Common stock repurchases	—	(424,819)	(212)	(8,305)	(22,293)	—	(30,810)
Share-based compensation	—	—	—	24,952	—	—	24,952
Balance at December 31, 2018	—	53,116,485	26,559	1,084,391	2,337,252	(911,634)	2,536,568
Comprehensive income (loss)	—	—	—	—	(24,410)	75,143	50,733
Common stock dividends declared —$2.20 per share	—	—	—	—	(117,349)	—	(117,349)
Common stock issued under employee stock option and stock purchase plans and other (1) (2)	—	633,261	316	7,900	—	—	8,216
Common stock repurchases	—	(471,430)	(236)	(9,470)	(17,980)	—	(27,686)
Share-based compensation	—	—	—	25,828	—	—	25,828
Balance at December 31, 2019	—	53,278,316	26,639	1,108,649	2,177,513	(836,491)	2,476,310
Adoption of new measurement of credit losses on financial instruments standard (Refer to Note 2)	—	—	—	—	(5,077)	—	(5,077)
Comprehensive income (loss)	—	—	—	—	(122,250)	19,286	(102,964)
Common stock dividends declared —$2.24 per share	—	—	—	—	(121,292)	—	(121,292)
Common stock issued under employee stock option and stock purchase plans and other (1) (2)	—	1,090,715	545	7,261	—	—	7,806
Common stock repurchases	—	(636,998)	(318)	(12,949)	(15,952)	—	(29,219)
Share-based compensation	—	—	—	29,993	—	—	29,993
Balance at December 31, 2020	$—	53,732,033	$26,866	$1,132,954	$1,912,942	$(817,205)	$2,255,557
_______________
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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation and Presentation

The consolidated financial statements include the accounts of Ryder System, Inc. (Ryder) and all entities in which Ryder has a controlling voting interest (subsidiaries) and variable interest entities (VIEs) where Ryder is determined to be the primary beneficiary in accordance with generally accepted accounting principles in the United States (U.S. GAAP). Ryder is deemed to be the primary beneficiary if we have the power to direct the activities that most significantly impact the entity’s economic performance and we share in the significant risks and rewards of the entity. All significant intercompany accounts and transactions have been eliminated in consolidation. We report our financial performance based on three business segments: (1) Fleet Management Solutions (FMS), which provides full service leasing and leasing with flexible maintenance options, commercial rental, and maintenance services of trucks, tractors and trailers to customers principally in the United States (U.S.), Canada and the United Kingdom (U.K.); (2) Supply Chain Solutions (SCS), which provides integrated logistics solutions, including distribution management, dedicated transportation, transportation management, last mile and professional services in North America; and (3) Dedicated Transportation Solutions (DTS), which provides turnkey transportation solutions in the U.S. that includes dedicated vehicles, drivers, management and administrative support.
In 2020, we adjusted our presentation of our revolving credit facility proceeds and repayments in the Consolidated Statements of Cash Flows for 2018 and 2019 from a net basis to reflect a gross basis.

Use of Estimates

The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates are based on management’s best knowledge of historical trends, actions that we may take in the future, and other information available when the consolidated financial statements are prepared. Changes in estimates are typically recognized in the period when new information becomes available. Areas where the nature of the estimate make it reasonably possible that actual results could materially differ from the amounts estimated include: depreciation and residual values, employee benefit plan obligations, self-insurance accruals, impairment assessments on long-lived assets (including goodwill and indefinite-lived intangible assets), allowance for credit losses, income tax and deferred tax liabilities, and contingent liabilities.

COVID-19

The coronavirus (COVID-19) pandemic has negatively impacted several areas of our businesses. In our FMS business segment, we experienced lower demand for commercial rental and declines in the used vehicle market through the second quarter (refer to Note 5, "Revenue Earning Equipment, net," for additional information on residual value estimate changes in the first half of 2020). During the second half of 2020, we started to experience a steady recovery in these areas as compared to the second quarter. In our SCS business segment, we experienced a deterioration in customer activity during the first half of 2020, primarily due to the temporary shutdowns in the automotive industry, which restarted their operations during the second quarter and are generally at normal operating levels. In addition, we experienced a slowdown in our sales growth opportunities in all of our businesses primarily through the third quarter. We established additional credit loss reserves during the year due to our expectations for COVID-19 related payment activity as a result of increased bankruptcies or insolvencies, or a delay in payments. We have attempted to mitigate the adverse impacts from the pandemic through cost reduction measures, including lower discretionary and overhead spending, and a reduction in capital expenditures, as well as temporary employee furloughs which primarily occurred in the second quarter. In addition, we took actions to reduce headcount at the end of the second quarter, primarily in our North American and U.K. FMS operations. In the fourth quarter of 2020, we recognized and paid a one-time, special recognition and retention bonus of approximately $28 million to our front-line non-incentive compensation plan eligible employees in recognition of the work performed during the pandemic.

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Revenue Recognition

We generate revenue primarily through contracts with customers to lease, rent and maintain revenue earning equipment and to provide logistics management and dedicated transportation services. We enter into contracts that can include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are determined, the contract has commercial substance, and collectibility of consideration is probable.
We generally recognize revenue over time as we provide the promised products or services to our customers in an amount we expect to receive in exchange for those products or services. Revenue is recognized net of amounts collected from customers for taxes, such as sales tax, that are remitted to the applicable taxing authorities.

Lease & related maintenance and rental

Lease & related maintenance and rental revenues include ChoiceLease and commercial rental revenues from our FMS business segment. We offer a full service lease as well as a lease with more flexible maintenance options under our ChoiceLease product line. Our ChoiceLease product is marketed, priced and managed as a bundled service. We do not offer a stand-alone lease of a vehicle. We offer rental of vehicles under our commercial rental product line, which allows customers to supplement their fleet of vehicles on a short-term basis.

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

Our ChoiceLease product provides for a fixed charge and a variable charge based on mileage or time usage. Fixed charges are typically billed at the beginning of the month and variable charges are typically billed a month in arrears. Revenue from the lease component of ChoiceLease agreements is recognized based on the classification of the arrangement, typically as either an operating or a sales-type lease. The majority of our leases are classified as operating leases and we recognize revenue for the lease component of these agreements on a straight-line basis. The non-lease component for maintenance services are not typically performed evenly over the life of a ChoiceLease contract as the level of maintenance provided generally increases as vehicles age. Therefore, we recognize maintenance revenue consistent with the estimated pattern of the costs to maintain the underlying vehicles. This generally results in the recognition of deferred revenue for the portion of the customer's billings allocated to the maintenance service component of the agreement.

Our commercial rental product includes the short-term rental of a vehicle (one day up to one year in length). All of our rental arrangements are classified as operating leases and revenue is recognized on a straight-line basis.

Lease and rental agreements do not usually provide for scheduled rent increases or escalations. However, most lease agreements allow for rate changes based upon changes in the Consumer Price Index (CPI). Lease and rental agreements also provide for variable usage charges based on a time charge and/or a fixed per-mile charge. The time charge, the per-mile charge and the changes in rates attributed to changes in the CPI are considered contingent revenue. Therefore, these charges are not considered fixed or determinable until the equipment usage or CPI change occurs and are excluded from the allocation of consideration at the inception of the contract. Revenues associated with licensing and operating taxes that are billed as incurred based on the contract arrangement are also excluded from the allocation of consideration at contract inception and allocated as earned.

Variable consideration, such as billing for mileage and changes in CPI as well as licensing and operating tax revenues, is allocated to the lease and maintenance components based on the same allocation percentages at contract inception (or the most

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
recent contract modification) when earned. Variable consideration allocated to the lease component is recognized in revenue as earned and variable consideration allocated to the non-lease component is recognized in revenue using an input method, consistent with the estimated pattern of maintenance costs for the remainder of the contract term.

Leases not classified as operating leases are considered sales-type leases. We recognize revenue for sales-type leases using the effective interest method, which provides a constant periodic rate of return on the outstanding investment in the lease. We lease new or used vehicles under our sales-type lease arrangements. However, there is generally not a significant difference between the net investment in the lease and the carrying value of the vehicles; therefore, we generally do not recognize selling profit or loss in our results of operations at lease commencement.

Services

Services revenue includes all SCS and DTS revenues, as well as SelectCare and other revenues from our FMS business segment. In our SCS business segment, we offer a broad range of logistics management services designed to optimize the supply chain and address the key business requirements of our customers supported by a variety of technology and engineering solutions. SCS operates by industry verticals (Automotive, Technology and Healthcare, Consumer Packaged Goods and Retail, and Industrial and Other) to enable our teams to focus on the specific needs of our customers. In our DTS business segment, we combine equipment, maintenance, drivers, administrative services and additional services to provide customers with a single integrated dedicated transportation solution. DTS transportation solutions are customized for our customers based on a transportation analysis to optimize vehicle capacity and overall asset utilization.

Revenues from SCS and DTS service contracts are recognized as services are rendered in accordance with contract terms. SCS and DTS contracts typically include (1) fixed and variable billing rates, (2) cost-plus billing rates (input method based on actual costs incurred to perform services and a contracted mark-up), or (3) variable only or fixed only billing rates for the services. Our billing structure aligns with the value transferred to our customers. We generally have a right to consideration in an amount that corresponds directly with the value we have delivered to the customer.

Our customers contract us to provide an integrated service of transportation or supply chain logistical services into a single transportation or supply chain solution. Therefore, we typically recognize SCS and DTS service contracts as one performance obligation satisfied over time. We generally sell a customized customer-specific solution and use the expected cost plus a margin approach to estimate the stand-alone selling price of each performance obligation.

Under our SelectCare arrangements, we provide maintenance and repairs required to keep a vehicle in good operating condition, perform preventive maintenance inspections, provide access to emergency road service, and substitute vehicles. We provide these maintenance services to customers who choose not to lease our vehicles. The vast majority of our services are routine and performed on a recurring basis throughout the term of the arrangement. From time to time, we provide non-routine major repair services in order to place a vehicle back in service.

Our maintenance service arrangement provides for a monthly fixed charge and a monthly variable charge based on mileage or time usage. Fixed charges are typically billed at the beginning of the month for the services to be provided that month, while variable charges are typically billed a month in arrears. Most maintenance agreements allow for rate changes based upon changes in the CPI. The fixed per-mile charge and the changes in rates attributed to changes in the CPI are recognized as earned.

The maintenance service is the only performance obligation in SelectCare contracts. For contract maintenance agreements, revenue is recognized as maintenance services are rendered over the terms of the related arrangements. We generally account for long-term maintenance contracts as one-year contracts since our maintenance arrangements are typically cancellable, without penalty, after one year. For transactional maintenance services, revenue is recognized at the point in time when the service is provided.

Costs associated with the activities performed under our maintenance arrangements are primarily comprised of labor, parts and outside repair work and are expensed as incurred. Non-chargeable maintenance costs have been allocated and reflected within “Cost of services” based on the proportionate maintenance-related labor costs relative to all product lines.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fuel Services

Fuel services revenue is reported in our FMS business segment. We provide our FMS customers with access to fuel at our maintenance facilities across the U.S. and Canada. Fuel services revenue is invoiced to customers at contracted rates separate from other services being provided in other contracts, or at retail prices. Revenue from fuel services is recognized when fuel is delivered to customers. Fuel is largely a pass-through to our customers, for which we realize minimal changes in profitability during periods of steady market fuel prices. However, profitability may be positively or negatively impacted by sudden increases or decreases in market fuel prices during a short period of time as customer pricing for fuel services is established based on trailing market fuel costs.

Significant Judgments and Estimates

We allocate the contract consideration from our ChoiceLease arrangements between the lease and maintenance components based on the relative stand-alone selling prices of each of those services. We do not sell the lease component of our ChoiceLease product offering on a stand-alone basis, therefore significant judgment is required to determine the stand-alone selling price of the lease component. We sell maintenance services separately through our SelectCare arrangements.

For the lease component, we estimate the stand-alone selling price using the projected cash outflows related to the underlying leased vehicle, net of the estimated disposal proceeds, and a certain targeted return considering our weighted average cost of capital. For the non-lease component of the contract, we estimate the stand-alone selling price of the maintenance component using an expected cost-plus margin approach. The expected costs are based on our history of providing maintenance services in our ChoiceLease arrangements. The margin is based on the historical margin percentages for our full service maintenance contracts in the SelectCare product line, as the maintenance performance obligation in those contracts is similar to our ChoiceLease arrangements.

Our SCS and DTS contracts often include promises to transfer multiple services to a customer. Our SCS and DTS services provided within a contract depend on a significant level of integration and interdependency between the services. Judgment is required to determine whether each service is considered distinct and accounted for as a separate performance obligation, or accounted for together as a significant integrated service and recognized over time. In making this judgment, we consider whether the services provided, within the context of the contract, represent the transfer of individual services or a combined bundle of services to the customer. This involves evaluating the promises to a customer within a contract to identify the services that need to be performed in order for the promise to be satisfied. Since multiple services that occur at different points in time during a contract may be accounted for as an integrated service, judgment is required to assess the pattern of delivery to our customers.

Contract Balances

We record a receivable related to revenue recognized when we have an unconditional right to invoice. We do not have material contract assets as we generally invoice customers as we perform services. We have elected to not assess whether a contract has a significant financing component as the period between the receipt of customer payment and the transfer of service to the customer is less than a year. Refer to Note 4, "Receivables, Net" for the amount of our trade receivables.

Our contract liabilities consist of deferred revenue, which primarily relates to payments received or due in advance of performance for the maintenance services component of our ChoiceLease product. Changes in contract liabilities are due to the collection of cash or the satisfaction of our performance obligation under the contract. Refer to Note 3, "Revenue," for further information.

Costs to Obtain and Fulfill a Contract

Our incremental direct costs of obtaining and fulfilling a contract, which primarily consist of sales commissions and start-up costs, are capitalized and amortized over the period of contract performance or a longer period, generally, the estimated life of the customer relationship if renewals are expected and the renewal commission is not commensurate with the initial commission. We capitalize incremental direct costs of obtaining a contract that (1) relate directly to the contract and (2) are expected to be recovered through revenue generated under the contract. This requires an evaluation of whether the costs are incremental and would not have occurred absent the customer contract.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Capitalized sales commissions related to our ChoiceLease product are amortized based on the same pattern as the revenue is recognized for the underlying lease or non-lease components of the contract; generally on a straight-line basis for the lease component and consistent with the estimated pattern of maintenance costs for the non-lease component. We allocate the ChoiceLease commissions to the lease and non-lease components based on the same allocation of the contract consideration. The amortization period aligns with the term of our contract, which typically ranges from three to seven years.

Capitalized sales commissions related to our SCS and DTS service contracts are generally amortized on a straight-line basis consistent with the pattern that revenue is recognized for the underlying contracts. The amortization period aligns with the expected term of the contract, which typically ranges from three to five years.

The incremental costs to obtain and fulfill a contract are included in “Sales-type leases and other assets” in the Consolidated Balance Sheets. Costs are primarily amortized in “Selling, general and administrative expenses” in the Consolidated Statements of Earnings over the expected period of benefit. Refer to Note 3, "Revenue," for further discussion.

Allowance for Credit Losses and Other

On January 1, 2020, we adopted the new accounting guidance related to the allowance for credit losses on our trade receivables and sales-type leases. As a result of the adoption, we increased our allowance for credit losses and reduced retained earnings as of January 1, 2020. The impact of adoption of this standard was not material. We also maintain an allowance for billing adjustments related to certain discounts and other customer concessions. The estimates to determine the allowance are updated regularly based on our review of historical loss rates, as well as current and expected events impacting our business segments, current collection trends and historical billing adjustments. Amounts are charged against the allowance when the receivable is determined to be uncollectible.

When a business relationship with a customer is initiated, we evaluate collectability from the customer and it is continuously monitored as services are provided. We have a credit rating system based on internally developed standards and ratings provided by third parties. Our credit rating system, along with monitoring for delinquent payments, allows us to make decisions as to whether collectability is probable at the on-set of the relationship and subsequently as we offer services. Factors considered during this process include historical payment trends, industry risks, liquidity of the customer, years in business, judgments, liens, and bankruptcies. Payment terms vary by contract type, although terms generally include a requirement of payment within 15 to 90 days. Due to the COVID-19 pandemic, we temporarily extended payment terms for certain customers in the second quarter of 2020, which we have elected not to assess as a lease modification for our ChoiceLease customers. The majority of these customers have since reverted back to their original standard payment terms. We continue to actively monitor the impact of the COVID-19 pandemic on expected credit losses.

Leases

Leases as Lessor

We lease revenue earning equipment to customers for periods generally ranging from three to seven years for trucks and tractors and up to ten years for trailers. We determine if an arrangement is or contains a lease at inception. The standard lease agreement for revenue earning equipment provides both parties the right to terminate; therefore, we evaluate whether the lessee is reasonably certain to exercise the termination option in order to determine the appropriate lease term. If we terminate, the customer has the right (but not obligation) to purchase the vehicle. If the customer terminates, we have the option to require the customer to purchase the vehicle or pay a termination penalty. Our leases generally do not provide either party an option to renew the lease. We also rent revenue earning equipment to customers on a short-term basis, from one day up to one year in length. From time to time, we may also lease facilities to third parties. The majority of our leases are classified as operating leases. However, some of our revenue earning equipment leases are classified as sales-type leases. Refer to Note 5, "Revenue Earning Equipment, Net" for further information on our estimates of residual values and useful lives of revenue earning equipment which impact our sales-type leases.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Leases as Lessee

We lease facilities, revenue earning equipment, material handling equipment, automated washing machines, vehicles and office equipment from third parties. We determine if an arrangement is or contains a lease at inception. Operating lease right-of-use (ROU) assets, which represent our right to use an underlying asset for the lease term, and operating lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate of return, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. Operating lease ROU assets also exclude lease incentives received. We pay variable lease charges related to property taxes, insurance and maintenance as well as changes in CPI for leased facilities; usage of revenue earning equipment, automated washing machines, vehicles and office equipment; and hours of operation for material handling equipment. For leases with a term of 12 months or less, with the exception of our real estate leases, we do not recognize a ROU asset or liability and recognize lease payments in our income statement on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments is incurred.

Lease terms for facilities are generally three to five years with one or more five-year renewal options and the lease terms for revenue earning equipment, material handling equipment, automated washing machines, vehicles and office equipment typically range from three to seven years with no extension options. Certain of our material handling equipment leases have residual value guarantees. For purposes of calculating operating lease ROU assets and operating lease liabilities, lease terms may be deemed to include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Macroeconomic conditions are the primary factor used to estimate whether an option to extend a lease term will be exercised or not. None of our leasing arrangements contain restrictive financial covenants. Lease expense is primarily included in "Other operating expenses" and "Selling, general and administrative expenses" in the Consolidated Statements of Earnings. Refer to Note 11, "Leases," for additional information.

Inventories

Inventories, which consist primarily of fuel, tires and vehicle parts, are valued at the lower of cost using the weighted-average cost basis, or net realizable value.

Revenue Earning Equipment, Operating Property and Equipment, and Depreciation

Revenue earning equipment, comprised of vehicles, and operating property and equipment are initially recorded at cost inclusive of vendor rebates. Revenue earning equipment and operating property and equipment recognized as finance leases are initially recorded at the lower of the present value of the lease payments to be made over the lease term or fair value. Vehicle repairs and maintenance that extend the life or increase the value of a vehicle are capitalized, whereas ordinary repairs and maintenance (including tire replacement or repair) are expensed as incurred. Direct costs incurred in connection with developing or obtaining internal-use software are capitalized. Costs incurred during the preliminary stage of a software development project, as well as maintenance and training costs, are expensed as incurred.

Leasehold improvements are depreciated over the shorter of their estimated useful lives or the term of the related lease. If a substantial additional investment is made in a leased property during the term of the lease, we re-evaluate the lease term to determine whether the investment, together with any penalties related to non-renewal, would constitute an economic penalty such that the renewal appears to be reasonably assured.

Provision for depreciation is computed using the straight-line method on all depreciable assets. Depreciation expense has been recognized throughout the Consolidated Statements of Earnings depending on the nature of the related asset. We periodically review and adjust, as appropriate, the estimated residual values and useful lives of existing revenue earning equipment for purposes of recording depreciation expense. Refer to Note 5, “Revenue Earning Equipment, Net,” for additional information.

We routinely dispose of used revenue earning equipment as part of our FMS business. Refer to Note 5, “Revenue Earning Equipment, Net” for more information. Gains and losses on sales of operating property and equipment are reflected in “Miscellaneous income, net” in the Consolidated Statements of Earnings.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

If we conclude that it is more likely than not that a reporting unit's fair value is less than its carrying value or we bypass the optional qualitative assessment, recoverability is assessed by comparing the fair value of the reporting unit with its carrying amount. If a reporting unit's carrying value exceeds its fair value, we would recognize a goodwill impairment loss for the amount by which the carrying amount of a reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit.

Our estimate of fair value for reporting units is determined based on a combination of a market and an income approach. Under the market approach, we use a selection of comparable publicly-traded companies that correspond to the reporting unit to derive a market-based multiple. Under the income approach, the fair value of the reporting unit is estimated based on the discounted present value of the projected future cash flows. Rates used to discount cash flows are dependent upon interest rates and the cost of capital based on our industry and capital structure, adjusted for equity and size risk premiums based on market capitalization. Estimates of future cash flows are dependent on our knowledge and experience about past and current events and significant judgments and assumptions about conditions we expect to exist, including revenue growth rates, margins, long-term growth rates, capital requirements, proceeds from the sale of used vehicles, the ability to utilize our tax net operating losses, and the discount rate. Our estimates of cash flows are also based on historical and future operating performance, economic conditions and actions we expect to take. In addition to these factors, our SCS and DTS reporting units are dependent on several key customers or industry sectors. The loss of a key customer may have a significant impact to our SCS or DTS reporting units, causing us to assess whether or not the event resulted in a goodwill impairment loss.

There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment. It is possible that assumptions underlying the impairment analysis will change in such a manner that impairment in value may occur in the future.

Indefinite-lived intangible assets, consisting of our trade name, are assessed for impairment when circumstances indicate that the carrying amount may not be recoverable. The assessment is consistent with the process used to evaluate goodwill impairment. Intangible assets with finite lives are amortized over their respective estimated useful lives. Identifiable intangible assets that are subject to amortization are evaluated for impairment as described below.

Impairment of Long-Lived Assets Other than Goodwill and Indefinite-Lived Intangible Assets

Long-lived assets held and used, including revenue earning equipment, operating property and equipment, and intangible assets with finite lives, are tested for recoverability when circumstances indicate that the carrying amount of assets may not be recoverable. Recoverability of long-lived assets is evaluated by comparing the carrying value of an asset or asset group to management’s best estimate of the undiscounted future operating cash flows (excluding interest charges) expected to be generated by the asset or asset group. If these comparisons indicate that the carrying value of the asset or asset group is not recoverable, an impairment loss is recognized for the amount by which the carrying value of the asset or asset group exceeds its estimated fair value. Long-lived assets to be disposed of, including revenue earning equipment and operating property and equipment, are reported at the lower of carrying amount or fair value less costs to sell.

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Amounts estimated to be paid within the next year have been classified as “Accrued expenses and other current liabilities” with the remainder included in “Other non-current liabilities” in the Consolidated Balance Sheets.

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

Valuation allowances are recognized to reduce deferred tax assets to the amount that is more likely than not to be realized. In assessing the likelihood of realization, we consider estimates of future sources of taxable income. We calculate our current and deferred tax position based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed in subsequent years. Adjustments based on filed returns are recorded when identified.

We are subject to tax audits in numerous jurisdictions in the U.S. and around the world. Tax audits by their very nature are often complex and can require several years to complete. In the normal course of business, we are subject to challenges from the Internal Revenue Service and other tax authorities regarding amounts of taxes due. These challenges may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. As part of our calculation of the provision for income taxes on earnings, we determine whether the benefits of our tax positions are at least more likely than not of being sustained upon audit based on the technical merits of the tax position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Such accruals require management to make estimates and judgments with respect to the ultimate outcome of a tax audit. Actual results could vary materially from these estimates. We adjust these reserves as well as the impact of any related interest and penalties in light of changing facts and circumstances, such as the progress of a tax audit.

Interest and penalties related to income tax exposures are recognized as incurred and included in "Provision for (benefit from) income taxes” in the Consolidated Statements of Earnings. Accruals for income tax exposures, including penalties and interest, expected to be settled within the next year are included in “Accrued expenses and other current liabilities” with the remainder included in “Other non-current liabilities” in the Consolidated Balance Sheets. The federal benefit from state income tax exposures is included in “Deferred income taxes” in the Consolidated Balance Sheets.

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Derivative Instruments and Hedging Activities

We use financial instruments, including forward exchange contracts and swaps, to manage our exposures to movements in interest rates and foreign currency exchange rates. The use of these financial instruments modifies our exposure of these rate movement risks with the intent to reduce the risk or cost to us. We do not expect to incur any losses as a result of counterparty default as we only enter into contracts with counterparties comprised of large banks and financial institutions that meet established credit criteria.

On the date a derivative contract is executed, we formally document, among other items, the intended hedging designation and relationship, along with the risk management objectives and strategies for entering into the derivative contract. We also formally assess, both at inception and on an ongoing basis, whether the derivatives we used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. Cash flows from derivatives that are accounted for as hedges are classified in the Consolidated Statements of Cash Flows in the same category as the items being hedged. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, we discontinue hedge accounting prospectively. The fair value of our derivatives was not material as of December 31, 2020 and 2019.

Foreign Currency Translation

Our foreign operations generally use local currency as their functional currency. Assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. Items in the Consolidated Statements of Earnings are translated at the average exchange rates. The related translation adjustments are recorded in “Accumulated other comprehensive loss” in the Consolidated Balance Sheets. Gains and losses resulting from foreign currency transactions are recognized in “Miscellaneous income, net” in the Consolidated Statements of Earnings.

Share-Based Compensation

The fair value of stock option awards and unvested restricted stock awards are expensed on a straight-line basis over the vesting period of the awards. Restricted stock units (RSUs) are expensed in the year they are granted. Windfall tax benefits and tax shortfalls are charged directly to income tax expense.

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

Diluted earnings per common share reflect the dilutive effect of potential common shares from stock options and other nonparticipating unvested stock. The dilutive effect of stock options is computed using the treasury stock method, which assumes any proceeds that could be obtained upon the exercise of stock options or vesting of stock awards would be used to purchase common shares at the average market price for the period. The assumed proceeds include the purchase price the grantee pays and the unrecognized compensation expense at the end of each period. For periods where we recognize a net loss, any unvested award would have an anti-dilutive impact to our earnings per share calculation.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Defined Benefit Pension and Postretirement Benefit Plans

The funded status of our defined benefit pension plans and postretirement benefit plans are recognized in the Consolidated Balance Sheets. The funded status is measured as the difference between the fair value of plan assets and the benefit obligation. The fair value of plan assets represents the current market value of contributions made to irrevocable trusts, held for the sole benefit of participants, which are invested by the trusts. For defined benefit pension plans, the benefit obligation represents the actuarial present value of benefits expected to be paid upon retirement. For postretirement benefit plans, the benefit obligation represents the actuarial present value of postretirement benefits attributed to employee services already rendered. Overfunded plans, with the fair value of plan assets exceeding the benefit obligation, are aggregated and reported as a pension asset. Underfunded plans, with the benefit obligation exceeding the fair value of plan assets, are aggregated and reported as a pension and postretirement benefit liability.

The current portion of pension and postretirement benefit liabilities represents the actuarial present value of benefits payable within the next year exceeding the fair value of plan assets (if funded), measured on a plan-by-plan basis. These liabilities are recognized in “Accrued expenses and other current liabilities” in the Consolidated Balance Sheets.

Pension and postretirement benefit expense includes service cost, interest cost, expected return on plan assets, amortization of net prior service costs loss/credit and net actuarial loss/gain as well as the impact of any settlement or curtailment. Service cost represents the actuarial present value of participant benefits earned in the current year. The expected return on plan assets represents the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the obligation. Prior service cost represents the impact of plan amendments. Net actuarial losses arise as a result of differences between actual experience and assumptions or as a result of changes in actuarial assumptions. Both are initially recognized in “Accumulated other comprehensive loss” in the Consolidated Balance Sheets and are subsequently amortized as a component of pension and postretirement benefit expense generally over the remaining life expectancy.

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
independently sourced market parameters such as interest rates and currency rates. Items valued using these models are classified according to the lowest level input or value driver that is significant to the valuation.

The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the immediate or short-term maturities of these financial instruments. Revenue earning equipment held for sale is measured at fair value on a nonrecurring basis and is stated at the lower of carrying amount or fair value less costs to sell. Investments held in Rabbi Trusts and derivatives are carried at fair value on a recurring basis. Investments held in Rabbi Trusts include exchange-traded equity securities and mutual funds. Fair values for these investments are based on quoted prices in active markets. Refer to Note 18, "Employee Benefit Plans," for further information regarding pension assets.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Reference Rate Reform

In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2020-04, Reference Rate Reform (Topic 848). This update provides optional expedients for a limited time for U.S. GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another rate expected to be discontinued at the end of 2021 due to reference rate reform. The update is effective immediately and may be applied prospectively to contracts and other transactions entered into or evaluated on or before December 31, 2022. We are currently evaluating the impact on our consolidated financial position, results of operations, and cash flows.

Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). This pronouncement enhances and simplifies various aspects of income tax accounting guidance. Among other things, the amendment removes the year-to-date loss limitations in interim-period tax accounting and requires entities to reflect the effect of an enacted change in tax laws in the interim period that includes the enactment date of the new legislation. We adopted this update in the first quarter of 2020, under the modified retrospective basis and prospective transition approaches, and it did not have a material impact on our consolidated financial position, results of operations, and cash flows.

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. REVENUE

Disaggregation of Revenue

The following tables disaggregate our revenue by primary geographical market by our reportable business segments and by industry for SCS. Refer to Note 23, “Segment Reporting”, for the disaggregation of our revenue by major product/service lines.

Primary Geographical Markets

	Year ended December 31, 2020
	FMS	SCS	DTS	Eliminations	Total
	(In thousands)
United States	$4,646,290	$2,146,936	$1,229,374	$(506,884)	$7,515,716
Canada	269,198	207,911	—	(17,286)	459,823
Europe	254,979	—	—	—	254,979
Mexico	—	189,573	—	—	189,573
Total revenue	$5,170,467	$2,544,420	$1,229,374	$(524,170)	$8,420,091

	Year ended December 31, 2019
	FMS	SCS	DTS	Eliminations	Total
	(In thousands)
United States	$4,965,461	$2,110,240	$1,417,483	$(593,170)	$7,900,014
Canada	302,956	215,380	—	(21,186)	497,150
Europe	302,986	—	—	—	302,986
Mexico	—	222,358	—	—	222,358
Singapore	—	3,293	—	—	3,293
Total revenue	$5,571,403	$2,551,271	$1,417,483	$(614,356)	$8,925,801

	Year ended December 31, 2018
	FMS	SCS	DTS	Eliminations	Total
	(In thousands)
United States	$4,639,494	$1,990,486	$1,333,313	$(554,764)	$7,408,529
Canada	302,106	185,655	—	(21,440)	466,321
Europe	317,093	—	—	—	317,093
Mexico	—	198,147	—	—	198,147
Singapore	—	23,856	—	—	23,856
Total revenue	$5,258,693	$2,398,144	$1,333,313	$(576,204)	$8,413,946

Industry

We have a diversified portfolio of customers across a full array of transportation and logistics solutions and across many industries. We believe this will help to mitigate the impact of adverse downturns in specific sectors of the economy. Our portfolio of ChoiceLease and commercial rental customers, as well as our DTS business, is not concentrated in any one particular industry or geographic region.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Our SCS business segment includes revenue from the following industries:

	Years ended December 31,
	2020	2019	2018
	(In thousands)
Automotive	$940,314	$1,003,508	$947,408
Technology and healthcare	386,610	432,107	480,026
Consumer packaged goods and retail	993,403	901,344	766,765
Industrial and other	224,093	214,312	203,945
Total revenue	$2,544,420	$2,551,271	$2,398,144

Maintenance Revenues

We recognized non-lease revenue from maintenance services of $965 million, $950 million and $909 million in 2020, 2019 and 2018, respectively, related to our FMS business segment, which was included in "Lease & related maintenance and rental revenues" in the Consolidated Statements of Earnings.

Deferred Revenue

The following table includes the changes in deferred revenue due to the collection and deferral of cash or the satisfaction of our performance obligation under the contract:

	2020	2019
	(In thousands)
Balance as of beginning of year	$603,687	$582,078
Recognized as revenue during period from beginning balance	(179,623)	(180,939)
Consideration deferred during period, net	203,308	203,136
Foreign currency translation adjustment and other	2,367	(588)
Balance as of end of year	$629,739	$603,687

Contracted Not Recognized Revenue

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized (“contracted not recognized revenue”). Contracted not recognized revenue primarily includes deferred revenue and amounts for full service ChoiceLease maintenance revenue that will be recognized as revenue in future periods as we provide maintenance services to our customers. Contracted not recognized revenue excludes (1) variable consideration as it is not included in the transaction price consideration allocated at contract inception, (2) revenues from our lease component of our ChoiceLease product and commercial rental product, (3) revenues from contracts with an original duration of one year or less, including SelectCare contracts, and (4) revenue from SCS, DTS and other contracts where there are remaining performance obligations when we have the right to invoice but the revenue to be recognized in the future corresponds directly with the value delivered to the customer. Contracted not recognized revenue was $2.7 billion as of December 31, 2020.

Sales Commissions

We capitalize incremental sales commissions paid as a result of obtaining ChoiceLease, SCS and DTS contracts as contract costs. Capitalized sales commissions, including initial direct costs of our leases, was $89 million and $105 million as of December 31, 2020 and 2019, respectively. Sales commission expense in 2020, 2019 and 2018 was $44 million, $43 million and $37 million, respectively.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4. RECEIVABLES, NET

	December 31,
	2020	2019
	(In thousands)
Trade	$1,051,618	$1,060,298
Sales-type leases	132,003	135,353
Other, primarily warranty and insurance	41,753	55,600
	1,225,374	1,251,251
Allowance for credit losses and other	(43,024)	(22,761)
Total	$1,182,350	$1,228,490

The following table provides a reconciliation of our allowance for credit losses and other:

(in thousands)
Balance as of December 31, 2019	$22,761
Charges to provisions for credit losses	34,191
Impact of adoption of new accounting standard, write-offs, and other	(13,928)
Balance as of December 31, 2020	$43,024

5. REVENUE EARNING EQUIPMENT, NET

	Estimated Useful Lives	December 31, 2020			December 31, 2019
		Cost	Accumulated Depreciation	Net (1)	Cost	Accumulated Depreciation	Net (1)
	(In years)	(In thousands)
Held for use:
Trucks	3 — 7	$5,061,266	$(1,818,594)	$3,242,672	$5,432,236	$(1,696,160)	$3,736,076
Tractors	4 — 7.5	7,013,595	(2,853,591)	4,160,004	7,859,371	(2,670,234)	5,189,137
Trailers and other	9.5 — 12	2,046,768	(804,006)	1,242,762	2,131,975	(808,798)	1,323,177
Held for sale		644,132	(512,555)	131,577	748,435	(569,161)	179,274
Total		$14,765,761	$(5,988,746)	$8,777,015	$16,172,017	$(5,744,353)	$10,427,664
_______________
(1)Revenue earning equipment, net included vehicles under finance leases of $5 million, less accumulated depreciation of $4 million, at December 31, 2020 and $12 million, less accumulated depreciation of $8 million, at December 31, 2019.

Total depreciation expense related to revenue earning equipment primarily used in our FMS segment was $1.9 billion, $1.8 billion and $1.3 billion in 2020, 2019 and 2018, respectively.

Policy and Accelerated Depreciation
We periodically review and adjust, as appropriate, the estimated residual values and useful lives of existing revenue earning equipment for the purposes of recording depreciation expense. A reduction in estimated residual values or useful lives will result in an increase in depreciation expense over the remaining life of the vehicle. Our review of the estimated residual values and useful lives of revenue earning equipment is established with a long-term view, which we refer to as "policy depreciation," and is based on vehicle class, generally subcategories of trucks, tractors and trailers, by weight, usage and other factors. These other factors include, but are not limited to, historical, current, and expected future market prices; expected lives of vehicles; and expected sales of used vehicles in the wholesale and retail markets. Factors that could cause actual results to materially differ from estimates include, but are not limited to, changes in technology; changes in supply and demand; competitor pricing; regulatory requirements; driver shortages, requirements and preferences; and changes in underlying assumption factors. We have disciplines related to the management and maintenance of our vehicles designed to manage the risk associated with the residual values of our revenue earning equipment.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
We also assess estimates of residual values of vehicles expected to be made available for sale in the near-term (generally 12 to 24 months) based on near-term market rates and conditions and may adjust estimates of residual values for these vehicles, which we refer to as "accelerated depreciation."

The following table provides a summary of amounts that have been recorded for accelerated and policy depreciation related to our residual value estimate changes, as well as used vehicle sales results (rounded to the closest million):

	Years ended December 31,
	2020	2019	2018
	(in thousands)
Accelerated depreciation	$236,000	$223,000	$39,000
Policy depreciation	255,000	134,000	40,000
Used vehicle sales, net	(414)	59,000	22,000

2019
In the second half of 2019, we began to experience softening in used vehicle market conditions, which was expected to continue throughout 2020. At that time, our inventory of used vehicles to be made available for sale was also higher than expected, which increased the volume of used vehicle sales expected to be sold through our wholesale channels. Due to these dynamics and our updated outlook at that time, we concluded, in the third quarter of 2019, that our residual value estimates likely exceeded the expected future values that would be realized upon the sale of power vehicles in our fleet. As a result, in the third quarter of 2019, we lowered the estimated residual values for our revenue earning equipment, primarily our power vehicles, to reflect more recent multi-year trends and our outlook for the expected used vehicle market.

The changes in our residual value estimates, in the third quarter of 2019, resulted in accelerated depreciation of $193 million and additional policy depreciation of $104 million. In 2019, the effect of this change in estimate decreased our net earnings and diluted earnings per share by $219 million and $4.19, respectively. The impact of the change in estimated vehicle residual values that occurred in the third quarter of 2019 was in addition to policy depreciation of $30 million related to the estimate change effective January 1, 2019 and in addition to accelerated depreciation of $30 million that was incurred in the first half of 2019.
2020
In the first half of 2020, we performed a review of the estimated residual values of our revenue earning equipment for both accelerated and policy depreciation primarily due to the COVID-19 pandemic and its impact on current and expected used vehicle market conditions. Prior to our review and the COVID-19 pandemic, we had expected used vehicle pricing to modestly improve in the second half of 2020. However, given the anticipated negative impact of the COVID pandemic on demand, we expected lower used vehicle pricing in the second half of 2020. As a result, in the second quarter of 2020, we further revised our residual value estimates to reflect an expected delayed recovery in the used vehicle market beyond mid-2021 and thus extended accelerated depreciation by an additional year to include vehicles expected to be sold through mid-2022.

In addition, in the second quarter of 2020, we also concluded that our residual value estimates likely exceeded the expected future values that would be realized upon the sale of vehicles in our fleet for vehicles expected to be sold after mid-2022 as a result of the expected negative impacts on pricing and volumes related to COVID-19 and our lowered longer term outlook. Therefore, we also lowered our estimated residual values primarily for our truck fleet, and to a lesser extent, our tractor fleet. In evaluating our residual value estimates, we reviewed recent multi-year trends; management and third-party longer-term outlook for the used vehicle market, including impacts of COVID-19 and the demand and pricing of our used vehicles; expected sales volumes through our retail and wholesale channels; inventory levels; and other factors that management deemed necessary to appropriately reflect our expected long-term sales proceeds.

The changes in our residual value estimates in the first half of 2020 resulted in additional accelerated depreciation of $144 million and additional policy depreciation of $53 million. This resulted in a decrease to our net earnings of $146 million and diluted earnings per share of $2.78 in 2020. In 2020, accelerated depreciation and policy depreciation also included $92 million and $202 million, respectively, related to the residual value changes that occurred in the second half of 2019.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Used Vehicle Sales and Valuation Adjustments
Revenue earning equipment held for sale is stated at the lower of carrying amount or fair value less costs to sell. Losses on vehicles held for sale for which carrying values exceeded fair value, which we refer to as "valuation adjustments," are recognized at the time they are deemed to meet the held for sale criteria and are presented within "Used vehicle sales, net" in the Consolidated Statements of Earnings. For revenue earning equipment held for sale, we stratify our fleet by vehicle type (trucks, tractors and trailers), weight class, age and other relevant characteristics and create classes of similar assets for analysis purposes. For revenue earning equipment held for sale, fair value was determined based upon recent market prices obtained from our own sales experience for each class of similar assets and vehicle condition if available or third-party market pricing. In addition, we also consider expected declines in market prices when valuing the vehicles held for sale, as well as forecasted sales channel mix (retail/wholesale).

The following table presents revenue earning equipment held for sale that are measured at fair value on a nonrecurring basis and considered a Level 3 fair value measurement:

			Total Losses (2)
	December 31,		Years ended December 31,
	2020	2019	2020	2019	2018
	(In thousands)		(In thousands)
Revenue earning equipment held for sale (1):
Trucks	$40,350	$39,009	$18,022	$38,701	$40,220
Tractors	64,446	73,359	12,139	40,213	9,030
Trailers and other	4,147	2,206	6,909	4,224	4,478
Total assets at fair value	$108,943	$114,574	$37,070	$83,138	$53,728
_______________
(1)Revenue earning equipment held for sale in this table only includes the portion where net book values exceeded fair values and valuation adjustments were recorded. The net book value of assets held for sale that were less than fair value was $23 million and $65 million as of December 31, 2020 and 2019, respectively.
(2)Total losses represent valuation adjustments for all vehicles reclassified to held for sale throughout the period for which fair value was less than net book value.
The components of used vehicle sales, net were as follows:

	Years ended December 31,
	2020	2019	2018
	(In thousands)
Losses (gains) on vehicle sales, net	$(37,484)	$(24,432)	$(31,403)
Losses from valuation adjustments	37,070	83,138	53,728
Used vehicle sales, net	$(414)	$58,706	$22,325

6. OPERATING PROPERTY AND EQUIPMENT, NET

	Estimated Useful Lives	December 31,
		2020	2019
	(In years)	(In thousands)
Land	—	$243,368	$245,034
Buildings and improvements	10 — 40	926,230	904,567
Machinery and equipment	3 — 10	864,941	866,654
Other	3 — 10	104,683	125,760
		2,139,222	2,142,015
Accumulated depreciation		(1,212,164)	(1,224,216)
Total		$927,058	$917,799

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Depreciation expense related to operating property and equipment was $123 million, $118 million and $103 million in 2020, 2019 and 2018, respectively.

7. GOODWILL
The carrying amount of goodwill attributable to each reportable business segment with changes therein was as follows:

	FMS	SCS	DTS	Total
	(In thousands)
Balance at January 1, 2019	$243,606	$190,792	$40,808	$475,206
Foreign currency translation adjustment	96	(277)	—	(181)
Balance at December 31, 2019	243,702	190,515	40,808	475,025
Foreign currency translation adjustment	103	117	—	220
Balance at December 31, 2020 (1)	$243,805	$190,632	$40,808	$475,245
_______________
(1)Accumulated impairment losses were $26 million and $19 million for FMS and SCS, respectively, as of both December 31, 2020 and 2019

We assess goodwill for impairment on October 1st of each year or more often if deemed necessary. In the first quarter of 2020, we performed an interim impairment test of our FMS North America reporting unit (FMS NA) as a result of the decline in market conditions and our updated outlook as a result of the impact of COVID-19. Our valuation of fair value for FMS NA was determined based on a discounted future cash flow model (income approach) and the application of current market multiples for comparable publicly-traded companies (market approach). Based on our analysis, we determined that FMS NA goodwill was not impaired as of March 31, 2020. The estimated fair value of the FMS NA reporting unit exceeded its carrying value by approximately 5% as of March 31, 2020. On October 1, 2020, we completed our annual goodwill impairment test for all of our reporting units. For all reporting units, including FMS NA, we conducted a qualitative analysis based on market conditions, business performance and our stock price. Based on this analysis, we determined that the fair values of our reporting units more likely than not exceeded their respective carrying values.

In the event the financial performance of FMS NA does not meet our expectations in the future; we experience future prolonged market downturns, including in the used vehicle market or a sustained decline in our stock price; worsening trends from the COVID-19 pandemic; or there are other negative revisions to key assumptions, we may be required to perform additional impairment analyses and could be required to recognize a non-cash goodwill impairment charge. As of December 31, 2020, there was $244 million of goodwill recorded related to FMS NA.

During the first quarter of 2018, we recorded an impairment charge of $16 million for all goodwill in the FMS Europe reporting unit. This item was reflected within "Restructuring and other items, net" in our Consolidated Statements of Earnings.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8. INTANGIBLE ASSETS, NET

	December 31, 2020
	FMS	SCS	DTS	CSS	Total
	(In thousands)
Indefinite lived intangible assets — Trade name	$—	$—	$—	$8,731	$8,731
Finite lived intangible assets, primarily customer relationships	57,686	50,249	7,582	—	115,517
Accumulated amortization	(51,545)	(24,748)	(4,739)	—	(81,032)
Total	$6,141	$25,501	$2,843	$8,731	$43,216

	December 31, 2019
	FMS	SCS	DTS	CSS	Total
	(In thousands)
Indefinite lived intangible assets — Trade name	$—	$—	$—	$8,731	$8,731
Finite lived intangible assets, primarily customer relationships	57,686	50,249	7,582	—	115,517
Accumulated amortization	(49,031)	(20,047)	(4,265)	—	(73,343)
Total	$8,655	$30,202	$3,317	$8,731	$50,905

The Ryder trade name has been identified as having an indefinite useful life. Customer relationship intangibles are being amortized on a straight-line basis over their estimated useful lives, generally 7-19 years. We recognized amortization expense associated with finite lived intangible assets of $8 million in 2020, 2019 and 2018. The future amortization expense for each of the five succeeding years related to all intangible assets that are currently reported in the Consolidated Balance Sheets is estimated to range from $6 - $7 million per year for 2021 - 2025.

9. ACCRUED EXPENSES AND OTHER LIABILITIES

	December 31, 2020			December 31, 2019
	Accrued Expenses	Non-Current Liabilities	Total	Accrued Expenses	Non-Current Liabilities	Total
	(In thousands)
Salaries and wages	$158,122	$—	$158,122	$126,119	$—	$126,119
Deferred compensation	5,117	77,823	82,940	6,436	65,006	71,442
Pension benefits	3,776	265,178	268,954	3,863	413,829	417,692
Other postretirement benefits	1,381	20,245	21,626	1,478	20,187	21,665
Other employee benefits	20,599	—	20,599	21,577	—	21,577
Insurance obligations (1)	169,936	292,298	462,234	163,763	285,838	449,601
Operating taxes (2)	164,293	41,687	205,980	116,003	—	116,003
Income taxes	4,588	15,598	20,186	2,873	17,484	20,357
Interest	38,887	—	38,887	46,032	—	46,032
Deposits, mainly from customers	79,840	3,014	82,854	82,573	3,065	85,638
Operating lease liabilities	78,785	186,429	265,214	72,285	151,361	223,646
Deferred revenue (3)	183,474	446,265	629,739	165,205	438,482	603,687
Restructuring liabilities (4)	7,683	—	7,683	6,765	—	6,765
Other	72,697	55,324	128,021	61,105	46,751	107,856
Total	$989,178	$1,403,861	$2,393,039	$876,077	$1,442,003	$2,318,080
_______________
(1) Insurance obligations are primarily comprised of self-insured claim liabilities.
(2) Includes the deferral of certain payroll taxes allowed under the CARES Act.
(3) Refer to Note 3, "Revenue", for further information.
(4) Refer to Note 20, "Other Items Impacting Comparability", for further information on restructuring activities during 2020. The majority of the balance remaining in restructuring liabilities is expected to be paid by mid-2021.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2020 and 2019, we recognized charges within earnings from continuing operations of $18 million in both years from the unfavorable development of estimated prior years claims where costs exceeded self-insured loss reserves. Charges in 2018 from the unfavorable development of estimated prior years claims where costs exceeded self-insured loss reserves were not material.

10. INCOME TAXES
The components of earnings (loss) from continuing operations before income taxes and the provision for (benefit from) income taxes from continuing operations were as follows:

	Years ended December 31,
	2020	2019	2018
	(In thousands)
Earnings (loss) from continuing operations before income taxes:
United States	$(126,537)	$(44,668)	$371,925
Foreign	(3,823)	2,397	17,544
Total	$(130,360)	$(42,271)	$389,469

Provision for (benefit from) income taxes from continuing operations:
Current tax expense (benefit) from continuing operations:
Federal (1)	$(642)	$(1,065)	$(23,333)
State	9,523	9,187	6,862
Foreign	5,620	5,210	10,123
	14,501	13,332	(6,348)
Deferred tax expense (benefit) from continuing operations:
Federal	(27,534)	(8,228)	113,764
State	(10,263)	(18,790)	1,250
Foreign	4,932	(5,313)	(6,119)
	(32,865)	(32,331)	108,895
Total	$(18,364)	$(18,999)	$102,547
_______________
(1) The current federal tax benefit in 2018 included $22 million of alternative minimum tax refunds generated by the 2017 Tax Cuts and Jobs Act.

A reconciliation of the federal statutory tax rate with the effective tax rate from continuing operations follows:

	Years ended December 31,
	2020	2019	2018
	(Percentage of pre-tax earnings)
Federal statutory tax rate	21.0%	21.0%	21.0%
Impact of one-time deemed repatriation	—%	—%	6.2%
Impact on deferred taxes for changes in tax rates	0.9%	20.5%	(3.3)%
Additional deferred tax adjustments	0.8%	—%	(1.5)%
State income taxes, net of federal income tax benefit	(3.4)%	(19.2)%	3.7%
Foreign rates varying from federal statutory tax rate	1.3%	3.1%	0.1%
Tax contingencies	5.5%	15.7%	(0.9)%
Tax credits	1.7%	11.3%	0.2%
Other permanent book-tax differences	(3.3)%	(8.6)%	0.8%
Change in foreign valuation allowance	(11.9)%	—%	—%
Other	1.5%	1.1%	—%
Effective tax rate	14.1%	44.9%	26.3%

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Tax Reform Impact
On December 22, 2017, the 2017 Tax Cuts and Jobs Act of 2017 (2017 Tax Reform) was signed into law. The 2017 Tax Reform made broad and complex changes to the U.S. tax code which have had a significant impact on our earnings. During 2018, we completed our analyses on the impact of the 2017 Tax Reform and recorded an additional $10 million benefit for the re-measurement of our net deferred tax liability and an additional $24 million expense for the transition tax.
Deferred Income Taxes
The components of the net deferred income tax liability were as follows:

	December 31,
	2020	2019
	(In thousands)
Deferred income tax assets:
Self-insurance accruals	$104,346	$94,690
Net operating loss carryforwards	381,585	619,314
Accrued compensation and benefits	46,321	31,402
Pension benefits	75,466	78,004
Deferred revenue	170,958	146,383
Other, including federal benefit on state tax positions	35,104	30,750
	813,780	1,000,543
Valuation allowance	(41,153)	(17,577)
	772,627	982,966
Deferred income tax liabilities:
Property and equipment basis differences	(1,888,112)	(2,121,842)
Other	(5,379)	(5,386)
	(1,893,491)	(2,127,228)
Net deferred income tax liability (1)	$(1,120,864)	$(1,144,262)
_______________
(1)Deferred tax assets of $5 million and $17 million have been included in "Sales-type leases and other assets" as of December 31, 2020 and 2019, respectively.

As of December 31, 2020, we have undistributed earnings of foreign subsidiaries of $813 million. We plan to continue to reinvest foreign earnings overseas indefinitely. With respect to the undistributed earnings as of December 31, 2020, $635 million was included in the transition tax. The determination of the amount of any additional unrecognized deferred tax liability is not practicable because of the complexities associated with the hypothetical calculations used in evaluating whether we will maintain the indefinite reinvestment assertion.
As of December 31, 2020, we had U.S. federal tax effected net operating loss carryforwards, before unrecognized tax benefits, of $311 million, of which $8 million is expected to expire beginning 2034 and the remaining portion has an indefinite carryforward period. Various U.S. subsidiaries had state tax effected net operating loss carryforwards, before unrecognized tax benefits and valuation allowances, of $72 million that will begin to expire as follows: $4 million in 2021, $0.4 million in 2022, and $63 million in 2023 and thereafter. The remaining portion has an indefinite carryforward period. To the extent that we do not generate sufficient state taxable income through viable planning strategies within the statutory carryforward periods to utilize the loss carryforwards in these states, the loss carryforwards will expire unused. We also had foreign tax effected net operating loss carryforwards of $30 million that are available to reduce future income tax payments in several countries, subject to varying expiration rules. We assess the realizability of our deferred tax assets and record a valuation allowance to the extent it is determined that they are not more-likely-than-not to be realized. Due to our assessment of future sources of taxable income in various states and foreign jurisdictions, we have a cumulative valuation allowance of $41 million against our deferred tax assets as of December 31, 2020. This includes a $24 million valuation allowance against our U.K. deferred tax assets recorded in 2020, of which $13 million was a discrete item recorded in the first quarter of 2020. The valuation allowance is subject to change in future years based on the availability of future sources of taxable income.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Uncertain Tax Positions
In many cases, our uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. The following table summarizes these open tax years by jurisdiction:

Jurisdiction	Open Tax Year

United States (Federal)	2011, 2013 - 2015, 2017 - 2020
Canada	2013 - 2020
Mexico	2015 - 2020
United Kingdom	2019 - 2020
Brazil (in discontinued operations)	2015 - 2020

The following table summarizes the activity related to unrecognized tax benefits (excluding the federal benefit received from state positions):

	December 31,
	2020	2019	2018
	(In thousands)
Balance at January 1	$48,918	$58,819	$62,288
Additions based on tax positions related to the current year	2,225	1,422	3,885
Reductions due to lapse of applicable statutes of limitation	(8,356)	(11,323)	(7,354)
Gross balance at December 31	42,787	48,918	58,819
Interest and penalties	4,491	4,772	4,594
Balance at December 31	$47,278	$53,690	$63,413
Of the total unrecognized tax benefits as of December 31, 2020, $39 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods. Unrecognized tax benefits related to federal, state and foreign tax positions may decrease by $6 million by December 31, 2021, if audits are completed or tax years close during 2021.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11. LEASES
Leases as Lessor

The components of revenue from leases were as follows:

	Years ended December 31,
	2020	2019	2018
	(In thousands)
Operating leases
Lease income related to ChoiceLease	$1,565,579	$1,505,913	$1,369,025
Lease income related to commercial rental (1)	791,631	952,560	905,305

Sales-type leases
Interest income related to net investment in leases	$49,244	$46,801	$38,385

Variable lease income excluding commercial rental (1)	$289,165	$272,065	$244,911
_______________
(1)Lease income related to commercial rental includes both fixed and variable lease income. Variable lease income is approximately 15% to 25% of total commercial rental income.

The components of the net investment in sales-type leases were as follows:

	December 31,
	2020	2019
	(In thousands)
Net investment in the lease - lease payment receivable	$589,120	$553,076
Net investment in the lease - unguaranteed residual value in assets	44,704	44,952
	633,824	598,028
Estimated loss allowance (1)	(4,025)	(673)
Total (2)	$629,799	$597,355
_______________
(1)Amount as of December 31, 2020 reflects an immaterial cumulative-effect adjustment in connection with the adoption of the new credit loss standard (refer to Note 1, "Summary of Significant Accounting Policies," for further information).
(2)Net investment in the sales-type lease are included in "Receivables, net" and "Sales-type leases and other assets" in the Consolidated Balance Sheets.

Maturities of sales-type lease receivables as of December 31, 2020 were as follows:

Years ending December 31	(In thousands)
2021	$174,421
2022	163,471
2023	124,641
2024	97,345
2025	70,662
Thereafter	91,713
Total undiscounted cash flows	722,253
Present value of lease payments (recognized as lease receivables)	(589,120)
Difference between undiscounted cash flows and discounted cash flows	$133,133

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Payments due for operating leases as of December 31, 2020 were as follows:

Years ending December 31	(In thousands)
2021	$1,290,388
2022	968,254
2023	685,145
2024	474,389
2025	288,811
Thereafter	185,823
Total undiscounted cash flows	$3,892,810

Leases as Lessee

The components of lease expense were as follows:

	Years ended December 31,
	2020	2019	2018
	(In thousands)
Finance lease cost
Amortization of right-of-use-assets	$13,295	$13,671	$13,805
Interest on lease liabilities	2,344	2,565	2,546
Operating lease cost	92,227	94,039	87,741
Short-term lease and other	8,432	10,963	10,017
Variable lease cost	13,325	12,459	9,888
Sublease income	(27,223)	(22,385)	(23,261)
Total lease cost	$102,400	$111,312	$100,736

Supplemental balance sheet information relates to leases was as follows:

	December 31,
	2020		2019
	Operating Lease	Finance Lease	Operating Lease	Finance Lease
	(In thousands)
Noncurrent assets (1)	$255,964	$39,571	$214,809	$44,190
Current liabilities (2)	78,785	13,282	72,285	12,381
Noncurrent liabilities (3)	186,429	35,136	151,361	39,336

_______________
(1)Operating lease right-of-use assets are included in "Sales-type leases and other assets" and finance lease assets are included in "Other property and equipment, net" and "Revenue earning equipment, net".
(2)Current operating lease liabilities are included in "Accrued expenses and other current liabilities" and current finance leases liabilities are included in "Short-term debt and current portion of long-term debt".
(3)Noncurrent operating lease liabilities are included in "Other non-current liabilities" and noncurrent finance lease liabilities are included in "Long-term debt".

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2020	2019
Weighted-average remaining lease term
Operating	4 years	4 years
Finance	6 years	7 years
Weighted-average discount rate
Operating	3.3%	4.0%
Finance	5.6%	6.6%

Maturities of operating and finance lease liabilities were as follows:

	Operating	Finance
	Leases	Leases	Total
Years ending December 31	(In thousands)
2021	$85,612	$15,179	$100,791
2022	70,707	12,111	82,818
2023	56,981	9,291	66,272
2024	33,151	6,612	39,763
2025	20,281	3,345	23,626
Thereafter	15,738	9,112	24,850
Total lease payments	282,470	55,650	338,120
Less: Imputed Interest	(17,256)	(7,232)	(24,488)
Present value of lease liabilities	$265,214	$48,418	$313,632

As of December 31, 2020, we have not entered into any additional facility operating leases that commence in 2021 and thereafter which have not been reflected on the Consolidated Balance Sheets.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12. DEBT

	Weighted Average Interest Rate
	December 31, 2020	December 31, 2019	Maturities	December 31, 2020	December 31, 2019
				(In thousands)
Debt:
U.S. commercial paper	0.29%	1.99%	2023	$214,375	$511,486
Canadian commercial paper	0.62%	2.04%	2023	62,800	136,199
Trade receivables program	—%	—%	2021	—	—
Global revolving credit facility	1.25%	2.10%	2023	200	8,104
Unsecured U.S. obligations	3.47%	2.79%	2024	200,000	200,000
Unsecured U.S. notes — Medium-term notes (1)	3.41%	3.17%	2021-2026	5,174,180	5,970,462
Unsecured foreign obligations	1.82%	2.18%	2021-2024	254,259	270,719
Asset-backed U.S. obligations (2)	2.53%	2.50%	2021-2026	682,383	807,374
Finance lease obligations and other			2021-2073	48,418	51,717
				6,636,615	7,956,061
Debt issuance costs and original issue discounts				(26,379)	(31,273)
Total debt				6,610,236	7,924,788
Short-term debt and current portion of long-term debt				(516,581)	(1,154,564)
Long-term debt				$6,093,655	$6,770,224
_______________
(1)Includes the impact from the fair market values of hedging instruments on our notes, which were not material as of both December 31, 2020 and December 31, 2019. The notional amount of the executed interest rate swaps designated as fair value hedges was $150 million and $525 million as of December 31, 2020 and December 31, 2019, respectively.
(2)Asset-backed U.S. obligations are related to financing transactions backed by a portion of our revenue earning equipment.

The fair value of total debt (excluding finance lease and asset-backed U.S. obligations) was approximately $6.3 billion and $7.0 billion as of December 31, 2020 and 2019, respectively. For publicly-traded debt, estimates of fair value were based on market prices. For other debt, fair value was estimated based on a model-driven approach using rates currently available to us for debt with similar terms and remaining maturities. The fair value measurements of our publicly-traded debt and our other debt were classified within Level 2 of the fair value hierarchy.

Debt Proceeds and Repayments

The following table includes our debt proceeds and repayments in 2020:

Debt Proceeds		Debt Repayments
(In thousands)
Medium-term notes	$799,648	Medium-term notes	$1,600,000
Global revolving credit facility	327,846	Global revolving credit facility	333,912
Trade receivables program	300,000	Trade receivables program	300,000
U.S. and foreign term loans and other	656,849	U.S. and foreign term loan, finance lease obligations, and other repayments	821,468
Total debt proceeds	$2,084,343	Total debt repaid	$3,055,380

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Debt repayments included $600 million of medium-term notes that were redeemed early in the fourth quarter that were previously set to mature in 2021. We recorded $9 million of expenses related to the early redemption of these notes in "Interest Expense" on the Statements of Earnings. Debt proceeds were used to repay maturing debt and for general corporate purposes. If the unsecured medium-term notes are downgraded below investment grade following, or as a result of, a change in control, the note holders can require us to repurchase all or a portion of the notes at a purchase price equal to 101% of principal value plus accrued and unpaid interest.

Contractual maturities of total debt, excluding finance lease obligations, are as follows:

Years ending December 31	(In thousands)
2021	$503,480
2022	1,346,560
2023	1,678,976
2024	1,511,757
2025	1,085,897
Thereafter	461,527
Total	6,588,197
Finance lease obligations (Refer to Note 11)	48,418
Total long-term debt	$6,636,615

Global Revolving Credit Facility

We maintain a $1.4 billion global revolving credit facility, which includes U.S. and Canadian commercial paper programs, with a syndicate of eleven lending institutions and matures in September 2023. The agreement provides for annual facility fees which range from 7.5 to 20 based on our long-term credit ratings. The annual facility fee is 15 basis points as of December 31, 2020. The credit facility is primarily used to finance working capital and vehicle purchases, but can also be used to issue up to $75 million in letters of credit (there were no letters of credit outstanding against the facility as of December 31, 2020). At our option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. The credit facility contains no provisions limiting its availability in the event of a material adverse change to our business operations; however, the credit facility does contain standard representations and warranties, events of default, cross-default provisions, and certain affirmative and negative covenants. In the fourth quarter of 2020, we amended our revolving credit facility to address various administrative matters. As of December 31, 2020, there was $1.1 billion available under the credit facility.

In order to maintain availability of funding, we must maintain a ratio of debt to Consolidated Net Worth of less than or equal to 300%. Consolidated Net Worth, as defined in the credit facility, represents shareholders' equity excluding any accumulated other comprehensive income or loss associated with our pension and other postretirement plans. In 2020, Consolidated Net Worth was amended to also (1) exclude currency translation adjustment as reported in our consolidated balance sheet; (2) add back the after-tax charge to shareholders' equity which resulted from our adoption of the new lease accounting standard as of December 31, 2018 (amortized quarterly to 50% of the charge over a 7 year period); and (3) add back any potential non-cash FMS North America goodwill impairment charges, should they occur, up to a maximum amount. As of December 31, 2020, the ratio was 195%.

Our global revolving credit facility enables us to refinance short-term obligations on a long-term basis. Short-term commercial paper obligations are classified as long-term as we have both the intent and ability to refinance on a long-term basis. Starting in 2020, we have reflected all contractual maturities due within the next twelve months in the current portion of long-term debt even though we may refinance these obligations on a long-term basis and have the ability to do so under our revolving credit facility. As of December 31, 2019, we classified $227 million of short-term commercial paper, $400 million of the current portion of long-term debt and $201 million of short-term debt as long-term debt as we had the intent and ability to refinance the current portion of these long-term debt on a long-term basis.

Trade Receivables Program

We have a trade receivables purchase and sale program, pursuant to which we sell certain of our domestic trade accounts receivable to a bankruptcy remote, consolidated subsidiary of Ryder, that in turn sells, on a revolving basis, an ownership

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
interest in certain of these accounts receivable to a committed purchaser. The subsidiary is considered a VIE and is consolidated based on our control of the entity’s activities. We use this program to provide additional liquidity to fund our operations, particularly when it is cost effective to do so. The costs under the program may vary based on changes in interest rates. In February 2020, we increased the amount of maximum available proceeds from $225 million to $300 million. In April 2020, we extended the maturity of the trade receivables program to April 2021. As of December 31, 2020, the available proceeds under the program were $300 million. The program contains provisions restricting its availability in the event of a material adverse change to our business operations or the collectibility of the collateralized receivables. Sales of receivables under this program are accounted for as secured borrowings based on our continuing involvement in the transferred assets.

13. GUARANTEES

We have executed various agreements with third parties that contain standard indemnifications that may require us to indemnify a third party against losses arising from a variety of matters, such as lease obligations, financing agreements, environmental matters, and agreements to sell business assets, if they bring a claim against us. Normally, we are allowed to dispute the other party’s claim and our obligations under these agreements may be limited in terms of the amount and/or timing of any claim. Additionally, we have entered into individual indemnification agreements with each of our independent directors, through which we will indemnify such director acting in good faith against any and all losses, expenses and liabilities arising out of such director’s service as a director of Ryder. The maximum amount of potential future payments under these agreements is generally unlimited.

We cannot predict the maximum potential amount of future payments under certain of these agreements, including the indemnification agreements, due to the contingent nature of the potential obligations and the distinctive provisions that are involved in each individual agreement. Historically, such payments have not had a material adverse effect on our business. We believe that if a loss were incurred in any of these matters, the loss would not have a material adverse impact on our consolidated results of operations or financial position.

As of December 31, 2020 and 2019, we had letters of credit and surety bonds outstanding, which primarily guarantee various insurance activities as noted in the following table:

	December 31,
	2020	2019
	(In thousands)
Letters of credit	$371,840	$337,476
Surety bonds	147,091	115,848

14. SHARE REPURCHASE PROGRAMS

In December 2019, our Board of Directors authorized a share repurchase program intended to mitigate the dilutive impact of shares issued under our employee stock plans (the 2019 program). Under the 2019 program, we are authorized to repurchase up to 1.5 million shares of common stock, the sum of which will not exceed the number of shares issued to employees under our employee stock plans from December 1, 2019 to December 11, 2021. Share repurchases of common stock are made periodically in open-market transactions and are subject to market conditions, legal requirements, and other factors. We may establish prearranged written plans under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the 2019 program, which allow for share repurchases during our quarterly blackout periods as set forth in the trading plan. In the second quarter of 2020, we decided to temporarily suspend the 2019 share repurchase program due to the impact of COVID-19; however, we recommenced the program in the fourth quarter of 2020. In 2020, we repurchased 0.6 million shares for $29 million under the 2019 program. During 2019 and 2018, we repurchased 0.5 million and 0.4 million shares for $28 million and $31 million, respectively, under previous share repurchase programs.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
15. ACCUMULATED OTHER COMPREHENSIVE LOSS

Comprehensive income presents a measure of all changes in shareholders’ equity except for changes resulting from transactions with shareholders in their capacity as shareholders. The following summary sets forth the components of accumulated other comprehensive loss, net of tax:

	December 31,
	2020	2019
	(In thousands)
Cumulative translation adjustments	$(146,529)	$(162,243)
Net actuarial loss and prior service cost	(655,040)	(667,459)
Unrealized gain (loss) from cash flow hedges	(15,636)	(6,789)
Accumulated other comprehensive loss	$(817,205)	$(836,491)

The gain from currency translation adjustments in 2020 was primarily due to the strengthening of the British Pound and Canadian Dollar against the U.S. Dollar. Refer to Note 18, "Employee Benefit Plans," for further information related to net actuarial loss and prior services cost.

16. EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per common share from continuing operations:

	Years ended December 31,
	2020	2019	2018
	(In thousands, except per share amounts)
Earnings (loss) from continuing operations	$(111,996)	$(23,272)	$286,922
Less: Distributed and undistributed earnings allocated to unvested stock	(517)	(453)	(1,038)
Earnings (loss) from continuing operations available to common shareholders	$(112,513)	$(23,725)	$285,884

Weighted average common shares outstanding — Basic	52,362	52,348	52,390
Effect of dilutive equity awards	—	—	307
Weighted average common shares outstanding — Diluted	52,362	52,348	52,697

Earnings (loss) from continuing operations per common share — Basic	$(2.15)	$(0.45)	$5.46
Earnings (loss) from continuing operations per common share — Diluted	$(2.15)	$(0.45)	$5.43
Anti-dilutive equity awards not included in diluted EPS	3,504	2,458	1,330

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
17. SHARE-BASED COMPENSATION PLANS

The following table provides information on share-based compensation expense and related income tax benefits recognized:

	Years ended December 31,
	2020	2019	2018
	(In thousands)
Unvested stock awards	$25,509	$19,253	$17,249
Stock option and employee stock purchase plans	4,484	6,575	7,703
Share-based compensation expense	29,993	25,828	24,952
Income tax benefit	(4,728)	(4,667)	(4,615)
Share-based compensation expense, net of tax	$25,265	$21,161	$20,337

Total unrecognized pre-tax compensation expense related to share-based compensation arrangements as of December 31, 2020 was $43 million and is expected to be recognized over a weighted-average period of approximately 2.1 years. The total fair value of equity awards vested during 2020, 2019 and 2018 was $27 million, $20 million and $18 million, respectively. The total cash received from employees under all share-based employee compensation arrangements for 2020, 2019 and 2018 was $8 million, $8 million and $17 million, respectively.

Share-Based Incentive Awards

Share-based incentive awards are provided to employees under the terms of various share-based compensation plans (collectively, the Plans). The Plans are administered by the Compensation Committee of the Board of Directors. Awards under the Plans principally include at-the-money stock options and unvested stock. Unvested stock awards include grants primarily of performance-based and time-vested restricted stock rights. Under the terms of our Plans, dividends on unvested stock are not paid unless the award vests. Upon vesting, the amount of the dividends paid is equal to the aggregate dividends declared on common shares during the period from the date of grant of the award until the date the shares underlying the award are delivered. As of December 31, 2020, there are 4.3 million shares authorized for issuance under the Plans and 3.6 million shares remaining available for future issuance.

We also grant stock awards to non-executive members of the Board of Directors. Stock awards to new Board members do not vest until the director has served a minimum of one year. Prior to 2018, stock awards to Board members were delivered upon separation from the Board. Beginning in 2018, each director may elect to receive his or her stock award in the form of either (1) shares that are distributed at the time of grant or (2) restricted stock units (RSUs) which will entitle the director to receive one share of Ryder stock for each RSU granted and are distributed upon or after separation from the Board. The fair value of the awards is determined and fixed based on Ryder’s stock price on the date of grant. Share-based compensation expense is recognized for RSUs in the year the RSUs are granted. Ryder shares delivered upon grant have standard voting rights and rights to dividend payments. RSUs that are distributed upon or after separation from service on the Board are eligible for non-forfeitable dividend equivalents until distribution but such RSUs have no voting rights until they are distributed.

Restricted Stock Awards
Restricted stock awards are unvested stock rights that are granted to employees and entitle the holder to shares of common stock as the award vests. Time-vested restricted stock rights typically vest ratably over three years regardless of company performance. The fair value of the time-vested awards is determined and fixed based on Ryder’s stock price on the date of grant.

Performance-based restricted stock rights (PBRSRs) are generally granted to executive management and include a performance-based vesting condition. PBRSRs are awarded based on various revenue, return-based and cash flow performance targets and may include a total shareholder return (TSR) modifier for certain members of management. The fair values of the PBRSRs that include a TSR modifier are estimated using a lattice-based option-pricing valuation model that incorporates a Monte-Carlo simulation. The fair value of PBRSRs that do not include a TSR modifier is determined and fixed on the grant date based on our stock price on the date of grant. Share-based compensation expense for PBRSRs is recognized on a straight-line basis over the vesting period, based upon the probability that the performance target will be met.

In 2018 and 2019, PBRSRs were awarded based on the spread between return on capital (ROC) and the cost of capital (COC) (ROC/COC) and strategic revenue growth (SRG). In 2020, PBRSRs were awarded based on return of equity (ROE),

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SRG and earnings before interest, taxes, depreciation and amortization (EBITDA) margin percent. These awards vest after the three-year performance period. For these awards, up to 200% of the awards based on ROC/COC, SRG and ROE, and up to 300% of the awards based on EBITDA margin percent may be earned based on three-year targets. Our TSR will be compared against the TSR of each of the companies in a custom peer group to determine our TSR percentile rank versus this custom peer group. The number of PBRSRs will then be adjusted based on this rank. As of 2017, we no longer grant market-based awards.

The following is a summary of activity for time-vested and performance-based unvested restricted stock awards as of and for the year ended December 31, 2020:

	Time-Vested		Performance-Based
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
	(In thousands)		(In thousands)
Unvested stock outstanding at January 1	730	$63.21	374	$67.14
Granted	752	39.39	288	36.35
Vested (1)	(243)	64.43	(60)	80.43
Forfeited (2)	(44)	47.78	(74)	56.70
Unvested stock outstanding at December 31	1,195	$48.53	528	$32.03
 _______________
(1) Includes awards attained above target.
(2) Includes awards canceled due to employee terminations or performance conditions not being achieved.

Option Awards
Stock options are awards that allow employees to purchase shares of our stock at a fixed price in the future. Stock option awards are granted at an exercise price equal to the market price of our stock at the time of grant. These awards, which generally vest one-third each year, are fully vested three years from the grant date. Stock options have contractual terms of ten years.
During 2020, we did not grant any stock option awards. As of December 31, 2020, we had options outstanding of 1.9 million with a weighted-average exercise price of $71.09 and a weighted average-remaining contractual term of 5.3 years. The number of options exercisable as of December 31, 2020 was 1.7 million. As of December 31, 2019, we had options outstanding of 2.0 million and a weighted-average exercise price of $70.92.
The aggregate intrinsic values (the difference between the close price of our stock on the last trading day of the year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders if all options were exercised at year-end was not material as of December 31, 2020. This amount fluctuates based on the fair market value of our stock.
The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option-pricing valuation model. We use historical data to estimate stock option forfeitures. The following table presents the weighted-average assumptions used for the valuation, which are primarily based on our historical data and trends, and the grant-date fair value of options granted:

	Years ended December 31,
	2019	2018

Expected dividends	3.7%	2.8%
Expected volatility	31.4%	29.4%
Risk-free rate	2.4%	2.7%
Expected term in years	4.4 years	4.4 years
Grant-date fair value	$11.74	$15.89

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Employee Stock Purchase Plan

We maintain an Employee Stock Purchase Plan (ESPP) that enables eligible participants in the U.S. and Canada to purchase full or fractional shares of Ryder common stock through payroll deductions of up to 15% of eligible compensation during quarterly offering periods. The price is based on the fair market value of the stock on the last trading day of the quarter. Stock purchased under the ESPP must be held for 90 days or one year for officers. There were 7.5 million shares authorized for issuance under the existing ESPP as of December 31, 2020. There were 2.0 million shares remaining available to be purchased in the future under the ESPP as of December 31, 2020.

The following table presents the shares purchased and the related weighted-average purchase price under the ESPP:

	Years ended December 31,
	2020	2019	2018

Shares purchased	320,000	228,000	199,000
Weighted average purchase price	$32.39	$47.97	$54.89

18. EMPLOYEE BENEFIT PLANS

Pension Plans

We historically sponsored several defined benefit pension plans covering most employees not covered by union-administered plans, including certain employees in foreign countries. These plans generally provided participants with benefits based on years of service and career-average compensation levels.

In past years, we made amendments to defined benefit retirement plans that froze the retirement benefits for non-grandfathered and certain non-union employees in the U.S., Canada and the U.K. In 2020, our Board of Directors approved further amendments to freeze our U.S. and Canadian pension plans for substantially all of the remaining active employees in these plans effective December 31, 2020. As a result, these employees will cease accruing further benefits under the pension plans after December 31, 2020 and will begin participating in an enhanced defined contribution plan. All retirement benefits earned by these participants as of December 31, 2020 will be fully preserved and will be paid in accordance with the plan and legal requirements. We recognized curtailment losses of $9 million in non-operating pension costs with an offset to accumulated other comprehensive loss as a result of the freeze of the pension plans.

During 2019, we offered approximately 4,500 vested former employees in our U.S. defined benefit plan a one-time option to receive a lump sum distribution of their benefits. Approximately 1,700 former employees, or 38% of those that were offered the distribution, accepted the offer. In December 2019, we made payments of approximately $80 million from the U.S. defined benefit plan assets, which resulted in a settlement of $90 million, representing approximately 4% of our U.S. pension plan obligations. We recognized a settlement loss of $32 million of the pro-rata share of the unrecognized actuarial losses existing at the time of the settlement.

The funding policy for these plans is to make contributions based on annual service costs plus amortization of unfunded past service liability, but not greater than the maximum allowable contribution deductible for federal income tax purposes. We may, from time to time, make voluntary contributions to our pension plans, which exceed the amount required by statute. The majority of the plans’ assets are invested in a master trust that, in turn, is invested primarily in commingled funds whose investments are listed stocks and bonds. During 2020, total global pension contributions were $136 million, which included $98 million of prefunding contributions for our U.S. pension plan for 2021 through 2023, compared with $72 million in 2019.

We also have a non-qualified supplemental pension plan covering certain U.S. employees, which provides for incremental pension payments so that the participants' payments equal the amounts that could have been received under our qualified pension plan if it were not for limitations imposed by income tax regulations. The accrued pension liability related to this plan was $61 million and $58 million as of December 31, 2020 and 2019, respectively.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Pension Expense

Pension expense from continuing operations was as follows:

	Years ended December 31,
	2020	2019	2018
	(In thousands)
Company-administered plans:
Service cost	$11,915	$11,007	$12,108
Interest cost	67,781	84,960	78,234
Expected return on plan assets	(97,526)	(91,034)	(101,980)
Pension settlement expense	—	34,974	3,061
Curtailment loss	9,329	—	—
Amortization of:
Net actuarial loss	31,134	30,708	28,593
Prior service cost	653	711	550
	23,286	71,326	20,566
Multi-employer plans	10,977	10,582	9,326
Net pension expense	$34,263	$81,908	$29,892

Company-administered plans:
U.S.	$32,503	$75,936	$28,043
Foreign	(9,217)	(4,610)	(7,477)
	23,286	71,326	20,566
Multi-employer plans	10,977	10,582	9,326
	$34,263	$81,908	$29,892

Non-operating pension costs include the amortization of net actuarial loss and prior service cost, interest cost and expected return on plan assets components of pension and postretirement benefit costs, as well as any charges for settlements or curtailments.

The following table sets forth the weighted-average actuarial assumptions used in determining our annual pension expense:

	U.S. Plans Years ended December 31,			Foreign Plans Years ended December 31,
	2020	2019	2018	2020	2019	2018
Discount rate	3.18%	4.35%	3.70%	2.28%	3.04%	2.70%
Rate of increase in compensation levels	3.00%	3.00%	3.00%	3.11%	3.08%	3.08%
Expected long-term rate of return on plan assets	5.05%	5.40%	5.40%	4.99%	5.36%	5.50%
Gain and loss amortization period (years)	21	22	21	24	24	26

The return on plan assets assumption reflects the weighted-average of the expected long-term rates of return for the broad categories of investments held in the plans. The expected long-term rate of return is adjusted when there are fundamental changes in expected returns or in asset allocation strategies of the plan assets.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Obligations and Funded Status

The following table sets forth the benefit obligations, assets and funded status associated with our pension plans:

	2020	2019
	(In thousands)
Change in benefit obligations:
Benefit obligations at January 1	$2,324,080	$2,135,143
Service cost	11,915	11,007
Interest cost	67,781	84,960
Actuarial (gain) loss	212,099	274,456
Pension curtailment and settlement	(19,052)	(102,905)
Benefits paid	(104,977)	(96,290)
Foreign currency exchange rate changes	17,247	17,709
Benefit obligations at December 31	2,509,093	2,324,080

Change in plan assets:
Fair value of plan assets at January 1	1,978,708	1,725,543
Actual return on plan assets	275,372	348,354
Employer contribution	136,029	72,202
Benefits paid	(104,977)	(96,290)
Pension settlement	—	(93,049)
Foreign currency exchange rate changes	18,864	21,948
Fair value of plan assets at December 31	2,303,996	1,978,708
Funded status	$(205,097)	$(345,372)
Funded percent	92%	85%

The funded status of our pension plans was presented in the Consolidated Balance Sheets as follows:

	December 31,
	2020	2019
	(In thousands)
Noncurrent asset	$63,857	$72,320
Current liability	(3,776)	(3,863)
Noncurrent liability	(265,178)	(413,829)
Net amount recognized	$(205,097)	$(345,372)

Amounts recognized in accumulated other comprehensive loss (pre-tax) consisted of:

	December 31,
	2020	2019
	(In thousands)
Prior service cost	$3,816	$13,798
Net actuarial loss	855,300	869,907
Net amount recognized	$859,116	$883,705

In 2021, we expect to amortize $28 million of net actuarial loss as a component of pension expense.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table sets forth the weighted-average actuarial assumptions used in determining funded status:

	U.S. Plans December 31,		Foreign Plans December 31,
	2020	2019	2020	2019
Discount rate	2.60%	3.30%	1.53%	2.30%
Rate of increase in compensation levels	3.00%	3.00%	3.11%	3.11%
As of December 31, 2020 and 2019, our total accumulated benefit obligations, as well as our pension plan obligations (projected benefit obligations (PBO) and accumulated benefit obligations (ABO)) in excess of the fair value of the related plan assets, for our U.S. and foreign plans were as follows:

	U.S. Plans December 31,		Foreign Plans December 31,		Total December 31,
	2020	2019	2020	2019	2020	2019
	(In thousands)
Total accumulated benefit obligations	$1,940,549	$1,812,813	$566,177	$489,135	$2,506,726	$2,301,948
Plans with pension obligations in excess of plan assets:
PBO	1,940,704	1,832,786	9,848	8,693	1,950,552	1,841,479
ABO	1,940,549	1,812,813	7,995	7,025	1,948,544	1,819,838
Fair value of plan assets	1,681,598	1,423,787	—	—	1,681,598	1,423,787
Plan Assets

Our pension investment strategy is to reduce the effects of future volatility on the fair value of our pension assets relative to our pension obligations. We increase our allocation of high quality, longer-term fixed income securities and reduce our allocation of equity investments as the funded status of the plans improve. The plans utilize several investment strategies, including actively and passively managed equity and fixed income strategies. The investment policy establishes targeted allocations for each asset class that incorporate measures of asset and liability risks. Deviations between actual pension plan asset allocations and targeted asset allocations may occur as a result of investment performance and changes in the funded status from time to time. Rebalancing of our pension plan asset portfolios is evaluated periodically and rebalanced if actual allocations exceed an acceptable range. Equity securities primarily include investments in both domestic and international common collective trusts and publicly traded equities. Fixed income securities primarily include domestic collective trusts and corporate bonds. Other types of investments include private equity fund-of-funds and hedge fund-of-funds. U.S. plans account for approximately 73% of our total pension plan assets. Equity and fixed income securities in our international plans include actively and passively managed mutual fund.

The following table presents the fair value of each major category of pension plan assets and the level of inputs used to measure fair value as of December 31, 2020 and 2019:

	Fair Value Measurements at December 31, 2020
Asset Category	Total	Level 1	Level 2	Level 3
	(In thousands)
Equity securities:
U.S. common collective trusts	$371,893	$—	$371,893	$—
Foreign common collective trusts	263,023	—	263,023	—
Fixed income securities:
Corporate bonds	98,715	—	98,715	—
Common collective trusts	1,447,225	—	1,447,225	—
Private equity and hedge funds	123,140	—	—	123,140
Total	$2,303,996	$—	$2,180,856	$123,140

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fair Value Measurements at December 31, 2019
Asset Category	Total	Level 1	Level 2	Level 3
	(In thousands)
Equity securities:
U.S. common collective trusts	$384,739	$—	$384,739	$—
Foreign common collective trusts	379,717	—	379,717	—
Fixed income securities:
Corporate bonds	84,519	—	84,519	—
Common collective trusts	1,011,515	—	1,011,515	—
Private equity and hedge funds	118,218	—	—	118,218
Total	$1,978,708	$—	$1,860,490	$118,218
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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table presents a summary of changes in the fair value of the pension plans’ Level 3 assets for 2020 and 2019:

	2020	2019
	(In thousands)
Beginning balance at January 1	$118,218	$121,836
Return on plan assets:
Relating to assets still held at the reporting date	8,969	5,752
Relating to assets sold during the period	—	(44)
Purchases, sales, settlements and expenses	(4,047)	(9,326)
Ending balance at December 31	$123,140	$118,218

The following table details pension benefits expected to be paid in each of the next five fiscal years and in aggregate for the five fiscal years thereafter:

(In thousands)
2021	$108,724
2022	111,015
2023	114,655
2024	118,086
2025	120,260
2026-2030	623,627
Multi-employer Plans
We participate in multi-employer plans that provide defined benefits to certain employees covered by collective-bargaining agreements. Such plans are usually administered by a board of trustees comprised of the management of the participating companies and labor representatives. The net pension cost of these plans, which is included in the pension expense table above, is equal to the annual contribution determined in accordance with the provisions of negotiated labor contracts.

As of December 31, 2020, all plans are considered in the green zone for the most recent Pension Protection Act zone status, except for IAM National (red) and New England Teamsters & Trucking Industry (red). Plans in the red zone are generally less than sixty-five percent funded, plans in the yellow zone are less than eighty percent funded, and plans in the green zone are at least eighty percent funded. However, the trustees of IAM National voluntarily elected to put the fund in red status, even though the plan is at least eighty percent funded, and implemented a rehabilitation plan in 2019.

Savings Plans
Employees who do not actively participate in pension plans and are not covered by union-administered plans are generally eligible to participate in enhanced savings plans. These plans provide for (1) a company contribution even if employees do not make contributions for employees hired before January 1, 2016, (2) a company match of employee contributions of eligible pay, subject to tax limits and (3) a discretionary company match. Savings plan costs totaled $40 million, $39 million and $40 million in 2020, 2019 and 2018, respectively.

Deferred Compensation and Long-Term Compensation Plans
We have deferred compensation plans that permit eligible U.S. employees, officers and directors to defer a portion of their compensation. The deferred compensation liability, including Ryder matching amounts and accumulated earnings, was $83 million and $71 million as of December 31, 2020 and 2019, respectively.

We have established grantor trusts (Rabbi Trusts) to provide funding for benefits payable under the supplemental pension plan, deferred compensation plans and long-term incentive compensation plans. The assets held in the trusts were $84 million and $72 million as of December 31, 2020 and 2019, respectively. The Rabbi Trusts’ assets consist of short-term cash investments and a managed portfolio of equity securities, including our common stock. These assets, except for the investment in our common stock, are included in “Sales-type leases and other assets” because they are available to our general creditors in the event of insolvency. The equity securities are classified as trading securities and stated at fair value. During 2020, 2019 and 2018, we recognized realized and unrealized investment income gains (losses) of $11 million, $11 million and ($3) million,

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
respectively, in "Miscellaneous income, net". The Rabbi Trusts’ investments in our common stock as of both December 31, 2020 and 2019 were not material.

Investments held in Rabbi Trusts are assets measured at fair value on a recurring basis, all of which are considered Level 1 of the fair value hierarchy. The following table presents the asset classes as of December 31, 2020 and 2019:

	December 31,
	2020	2019
	(In thousands)
Cash and cash equivalents	$24,573	$18,460
U.S. equity mutual funds	39,066	34,035
Foreign equity mutual funds	8,389	8,658
Fixed income mutual funds	10,269	9,800
Total Investments held in Rabbi Trusts	$82,297	$70,953

Other Postretirement Benefits
We sponsor plans that provide retired U.S. and Canadian employees with certain healthcare and life insurance benefits. The postretirement medical plan was closed to non-grandfathered participants in 2013. This plan requires employee contributions that vary based on years of service and include provisions that limit our contributions. The benefit obligation was $22 million as of both December 31, 2020 and 2019. Postretirement benefit expense was not material for 2020, 2019 and 2018.

19. ENVIRONMENTAL MATTERS

Our operations involve storing and dispensing petroleum products, primarily diesel fuel, regulated under environmental protection laws. These laws require us to eliminate or mitigate the effect of such substances on the environment. In response to these requirements, we continually upgrade our operating facilities and implement various programs to detect and minimize contamination. In addition, we have received notices from the Environmental Protection Agency (EPA) and others that we have been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act; the Superfund Amendments and Reauthorization Act; and similar state statutes. We may be required to share in the cost of cleanup of 22 identified disposal sites.

Our environmental expenses consist of remediation costs as well as normal recurring expenses such as licensing, testing and waste disposal fees and were not material for any period presented. Our asset retirement obligations of $27 million and $28 million as of December 31, 2020 and 2019, respectively, primarily relate to fuel tanks to be removed.

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
20. OTHER ITEMS IMPACTING COMPARABILITY

Our primary measure of segment performance as shown in Note 23, "Segment Reporting," excludes certain items we do not believe are representative of the ongoing operations of the segment. Excluding these items from our segment measure of performance allows for better year over year comparison:

	Years ended December 31,
	2020	2019	2018
		(In thousands)
Restructuring and other, net	$76,364	$35,308	$5,597
ERP implementation costs	34,251	21,260	742
Goodwill impairment (1)	—	—	15,513
Restructuring and other items, net	110,615	56,568	21,852
Gains on sale of properties	(5,418)	(18,614)	—
Early redemption of medium-term notes	8,999	—	—
ChoiceLease liability insurance revenue (2)	(23,817)	—	—
Other items impacting comparability, net	$90,379	$37,954	$21,852
_______________
(1) Refer to Note 7, "Goodwill," for additional information.
(2) Refer to Note 23, "Segment Reporting," for additional information.

In 2020, 2019 and 2018, other items impacting comparability included:

•Restructuring and other, net — In 2020, this item primarily included expenses of $44 million associated with our ChoiceLease liability insurance program which was discontinued in January 2020, professional fees related to the pursuit of a commercial claim and expenses related to the shutdown of several leased locations in the North America and U.K. FMS operations. The exit of the insurance liability program is estimated to be completed in the first quarter of 2021. In addition, we recorded severance costs of $13 million in 2020 related to actions to reduce headcount, primarily in our North American and U.K. FMS operations. In 2019, we recognized employee termination costs related to the closure of several FMS maintenance locations in the U.S. and Canada. We also incurred charges related to cost savings initiatives and the pursuit of a commercial claim and we recognized income from our Singapore operations that were shut down during the second quarter of 2019. In 2018, we recognized restructuring charges and a loss from our Singapore operations that were shut down during the second quarter of 2019 partially offset by restructuring credits from the sale of certain U.K. facilities that were closed as part of restructuring activities. We also incurred charges in 2018 related to cost savings initiatives and transaction costs related to the acquisitions of MXD and Metro.

•ERP implementation costs — This item relates to charges in connection with the implementation of an Enterprise Resource Planning (ERP) system. In July 2020, we went live with the first module of our ERP system for human resources.

•Gains on sale of properties — In 2020, we recorded gains on the sale of certain FMS maintenance properties in the U.S. and U.K. that were closed related to cost reduction actions. In 2019, we recorded gains on the sale of certain SCS properties. These gains are reflected within "Miscellaneous (income) loss, net" in the Consolidated Statements of Earnings.

•Early redemption of medium-term notes — We recognized a charge related to the early redemption of two medium term-notes in the fourth quarter of 2020. This charge is reflected within "Interest expense" in the Consolidated Statements of Earnings.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
21. CONTINGENCIES AND OTHER MATTERS

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

Our estimates regarding potential losses and materiality are based on our judgment and assessment of the claims utilizing currently available information. Although we will continue to reassess our reserves and estimates based on future developments, our objective assessment of the legal merits of such claims may not always be predictive of the outcome and actual results may vary from our current estimates. In 2020, we accrued $8 million related primarily to adverse developments in several cases related to payments for transportation services in Brazil that was recorded in discontinued operations.

Securities Litigation Relating to Residual Value Estimates

On May 20, 2020, a putative class action on behalf of purchasers of our securities who purchased or otherwise acquired their securities between July 23, 2015 and February 13, 2020, inclusive (the “Class Period”), was commenced against Ryder and certain of our current and former officers in the U.S. District Court for the Southern District of Florida, captioned Key West Policy & Fire Pension Fund v. Ryder System, Inc., et al. The complaint alleges, among other things, that the defendants misrepresented Ryder’s depreciation policy and residual value estimates for its vehicles during the Class Period in violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seeks to recover, among other things, unspecified compensatory damages and attorneys' fees and costs. On August 3, 2020, the State of Alaska, Alaska Permanent Fund, the City of Fort Lauderdale General Employees' Retirement System, and the City of Plantation Police Officers Pension Fund were appointed lead plaintiffs. On October 5, 2020, the lead plaintiffs filed an amended complaint. On December 4, 2020, Ryder and the other named defendants in the case filed a Motion to Dismiss the amended complaint. Briefing on the motion to dismiss is expected to be completed March 2021.

In addition, on June 26, 2020 and August 6, 2020, two shareholder derivative complaints purportedly on behalf of Ryder were filed in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, against us as nominal defendant and certain of our current and former officers and our current directors, relating to the allegations set forth in the securities class action complaint and alleging breaches of fiduciary duties and unjust enrichment. The plaintiffs, on our behalf, are seeking an award of monetary damages and restitution to us, improvements in our corporate governance and internal procedures, and legal fees. These derivative cases have been consolidated and stayed pending resolution of the Motion to Dismiss in the securities class action described above. On February 2, 2021, a third shareholder derivative complaint was filed in the same court asserting substantially similar claims as in the consolidated derivative action.

Also, on January 19, 2021, another shareholder derivative complaint purportedly on behalf of Ryder was filed in U.S. District Court for the Southern District of Florida against us as nominal defendant and certain of our current and former officers and directors, alleging violations of Section 10(b), Section 14(a), and Section 20(a) of the Securities Exchange Act of 1934 and breaches of fiduciary duties, unjust enrichment, and waste of corporate assets. Also, on February 8, 2021, another shareholder derivative complaint was filed in the same court, asserting claims for breach of fiduciary duty and unjust enrichment. Both complaints are based on the allegation set forth in the securities class action complaint and seek similar relief on our behalf to that sought in the derivative complaints that were filed in Florida state court.

We believe the claims asserted in the complaints are without merit and intend to defend against them vigorously.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
22. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information was as follows:

	As of and For the years ended December 31,
	2020	2019	2018
	(In thousands)
Interest paid (1)	$245,804	$225,842	$161,826
Income taxes paid	14,259	6,325	22,965
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	90,301	93,383	85,980
Right-of-use assets obtained in exchange for lease obligations:
Finance leases	14,298	21,749	15,324
Operating leases	124,872	96,810	114,990
Capital expenditures acquired but not yet paid	108,675	185,264	298,425
________________
(1) Excludes cash paid for prepayment penalty related to the early redemption of two medium-term notes.

23. SEGMENT REPORTING

Our operating segments are aggregated into reportable business segments based upon similar economic characteristics, products, services, customers and delivery methods.

Our primary measurement of segment financial performance, defined as “Earnings (loss) from continuing operations before income taxes” (EBT), includes an allocation of costs from Central Support Services (CSS) and excludes non-operating pension costs and certain other items as described in Note 20, "Other Items Impacting Comparability." CSS represents those costs incurred to support all business segments, including finance and procurement, corporate services, human resources, information technology, public affairs, legal, marketing and corporate communications. The objective of the EBT measurement is to provide clarity on the profitability of each business segment and, ultimately, to hold leadership of each business segment accountable for their allocated share of CSS costs. Certain costs are not attributable to any segment and remain unallocated in CSS, including costs for investor relations, public affairs and certain executive compensation. CSS costs attributable to the business segments are predominantly allocated to FMS, SCS and DTS as follows:

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

Segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented. Each business segment follows the same accounting policies as described in Note 1, “Summary of Significant Accounting Policies.” However, we do not record right-of-use assets or liabilities for our intercompany operating leases between FMS and SCS and DTS business segments. The following tables

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
set forth financial information for each of our segments and provide a reconciliation between segment EBT and earnings from continuing operations before income taxes.

	Years ended December 31,
	2020	2019	2018
	(In thousands)
Revenue:
Fleet Management Solutions:
ChoiceLease	$3,159,909	$3,077,051	$2,832,046
SelectCare	514,310	541,358	502,835
Commercial rental	834,232	1,009,086	960,606
Other	69,125	92,286	87,331
Fuel services revenue	569,074	816,362	847,655
ChoiceLease liability insurance revenue (1)	23,817	35,260	28,220
Fleet Management Solutions	5,170,467	5,571,403	5,258,693
Supply Chain Solutions	2,544,420	2,551,271	2,398,144
Dedicated Transportation Solutions	1,229,374	1,417,483	1,333,313
Eliminations (2)	(524,170)	(614,356)	(576,204)
Total revenue	$8,420,091	$8,925,801	$8,413,946

Earnings (Loss) From Continuing Operations Before Income Taxes:
Fleet Management Solutions	$(141,957)	$(70,274)	$340,038
Supply Chain Solutions	159,940	145,060	130,262
Dedicated Transportation Solutions	73,442	81,149	61,236
Eliminations	(42,801)	(50,732)	(63,593)
	48,624	105,203	467,943
Unallocated Central Support Services (3)	(77,438)	(49,114)	(49,081)
Non-operating pension costs (4)	(11,167)	(60,406)	(7,541)
Other items impacting comparability, net (5)	(90,379)	(37,954)	(21,852)
Earnings (loss) from continuing operations before income taxes	$(130,360)	$(42,271)	$389,469
_______________
(1)In the first quarter of 2020, we announced our plan to exit the extension of our liability insurance coverage for ChoiceLease customers. The exit of this program is estimated to be completed in the first quarter of 2021. We have reclassed the revenues associated with this program from our ChoiceLease revenues for better comparability of our on-going operations as this is now consistent with management reporting.
(2)Represents the elimination of intercompany revenues in our FMS business segment.
(3)Includes a one-time, special recognition and retention bonus of approximately $28 million for our front-line non-incentive compensation plan eligible employees paid in the fourth quarter of 2020.
(4)Non-operating pension costs include the amortization of net actuarial loss and prior service cost, interest cost and expected return on plan assets components of pension and postretirement benefit costs and curtailment and settlement charges if one has occurred. Refer to Note 18, "Employee Benefit Plans," for a discussion on these items.
(5)Refer to Note 20, “Other Items Impacting Comparability,” for a discussion of items excluded from our primary measure of segment performance.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table sets forth depreciation expense, amortization expense and other non-cash charges, net, interest expense (income), capital expenditures paid and total assets for the years ended December 31, 2020, 2019 and 2018, as provided to the chief operating decision-maker for each of our reportable business segments:

	FMS	SCS	DTS	CSS	Eliminations	Total
	(In thousands)
2020
Depreciation expense (1)	$1,981,426	$38,652	$2,955	$4,380	$—	$2,027,413
Amortization expense and other non-cash charges, net	135,499	68,878	1,025	2,344	—	207,746
Interest expense (income) (2)	255,264	602	(3,176)	8,652	—	261,342
Capital expenditures paid	1,089,773	37,742	1,459	17,547	—	1,146,521
Total assets	11,274,450	1,313,312	295,738	328,329	(279,875)	12,931,954
2019
Depreciation expense (1)	$1,825,816	$42,428	$3,795	$6,890	$—	$1,878,929
Amortization expense and other non-cash charges, net	128,322	61,419	1,510	4,077	—	195,328
Interest expense (income) (2)	243,406	1,038	(3,224)	161	—	241,381
Capital expenditures paid	3,643,573	49,421	2,182	39,998	—	3,735,174
Total assets	12,991,716	1,236,589	327,384	305,631	(385,986)	14,475,334
2018
Depreciation expense (1)	$1,346,484	$34,631	$4,773	$2,682	$—	$1,388,570
Amortization expense and other non-cash charges, net	82,980	70,099	1,545	1,053	—	155,677
Interest expense (income) (2)	181,335	1,171	(2,262)	244	—	180,488
Capital expenditures paid	2,979,482	45,348	1,444	24,135	—	3,050,409
Total assets	11,854,454	1,123,864	324,906	404,999	(360,415)	13,347,808
_______________
(1)Depreciation expense totaling $27 million, $27 million and $25 million during 2020, 2019 and 2018, respectively, associated with CSS assets was allocated to business segments based upon estimated and planned asset utilization.
(2)Interest expense was primarily allocated to the FMS segment since such borrowings were used principally to fund the purchase of revenue earning equipment used in FMS; however, interest was also reflected in SCS and DTS based on targeted segment leverage ratios.

Geographic Information

	December 31,
	2020	2019
	(In thousands)
Long-lived assets:
United States	$8,682,657	$10,106,520
Foreign:
Canada	622,111	737,037
Europe	337,310	439,772
Mexico	61,995	62,134
	1,021,416	1,238,943
Total	$9,704,073	$11,345,463

RYDER SYSTEM, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

		Additions
Description	Balance at Beginning of Period	Charged to Earnings	Transferred from Other Accounts (1)	Deductions (2)	Balance at End of Period
	(In thousands)
2020
Accounts receivable allowance	$22,761	34,191	—	13,928	$43,024
Self-insurance accruals (3)	$410,985	426,065	88,928	482,363	$443,615
Valuation allowance on deferred tax assets	$17,577	25,510	—	1,934	$41,153
2019
Accounts receivable allowance	$17,182	23,003	—	17,424	$22,761
Self-insurance accruals (3)	$357,526	436,148	86,832	469,521	$410,985
Valuation allowance on deferred tax assets	$16,186	1,906	—	515	$17,577
2018
Accounts receivable allowance	$13,847	10,890	—	7,555	$17,182
Self-insurance accruals (3)	$348,612	359,528	82,904	433,518	$357,526
Valuation allowance on deferred tax assets	$18,667	(534)	—	1,947	$16,186
_______________
(1)Transferred from other accounts includes employee contributions made to the medical and dental self-insurance plans.
(2)Deductions represent write-offs, insurance claim payments during the period and net foreign currency translation adjustments.
(3)Self-insurance accruals include vehicle liability, workers’ compensation, property damage, cargo and medical and dental, which comprise our self-insurance programs. Amounts charged to earnings included developments in prior years' selected loss development factors, which charged earnings by $18 million in 2020 and 2019 and benefited earnings by $1 million in 2018.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including Ryder’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2020, Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective.
Management’s Report on Internal Control over Financial Reporting
Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Certified Public Accounting Firm thereon are set out in Item 8 of Part II of this Form 10-K Annual Report.
Changes in Internal Controls over Financial Reporting
During the three months ended December 31, 2020, there were no changes in Ryder’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect such internal control over financial reporting.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table includes information as of December 31, 2020 about certain plans that provide for the issuance of common stock in connection with the exercise of stock options and other share-based awards.

Plans	Number of Securities to be issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (a)
	(a)		(b)		(c)
Equity compensation plans approved by security holders:
Broad based employee and non-employee directors' stock plan	3,690,545	(1)	$71.09	(2)	2,285,274	(3)
Employee stock purchase plan	—		—		2,036,267
Total	3,690,545		$71.09		4,321,541
_______________
(1)Includes broad based employee stock options and other share-based awards of 1,962,658 stock options, 953,598 time-vested restricted stock awards and 527,521 performance-based restricted stock awards calculated at target. Includes non-employee directors' awards of 240,930 time-vested restricted stock awards, as well as 5,838 time-vested restricted stock awards awarded to non-executive directors and vested but not exercisable until six months after the director's retirement. Refer to Note 17, "Share-Based Compensation Plans", for additional information.
(2)Weighted-average exercise price of outstanding options excludes restricted stock awards and restricted stock units.
(3)Calculated by reducing shares authorized for issuance by a ratio of two shares for each share issued (on a 1:2 ratio) other than with respect to shares delivered pursuant to a stock option which shall reduce the shares available by one share (on a 1:1 ratio) as set forth under the terms of the 2019 Equity and Incentive Compensation Plan and assuming maximum performance for the performance-based restricted stock awards. All future awards issued will reduce the shares available for issuance by the terms set forth in the 2019 Equity and Incentive Compensation Plan, as described in the previous sentence.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)Items A through H and Schedule II are presented on the following pages of this Form 10-K Annual Report:
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
4.6
Description of Ryder System, Inc.'s Securities Registered Under Section 12 of the Securities Exchange Act of 1934, previously filed with the Commission on February 27, 2020 as an exhibit to Ryder's Annual Report on Form 10-K, is incorporated by reference in this report.

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

10.15*
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

10.17*
Form of Terms and Conditions applicable to deferred stock awards for non-employee directors issued under the Amended and Restated Ryder System, Inc. 2012 Equity and Incentive Compensation Plan, previously filed with the Commission on October 26, 2018 as an exhibit to Ryder’s Quarterly Report on Form 10-Q, is incorporated by reference to this report.

10.18*
The Ryder System, Inc. Directors Stock Award Plan, as amended and restated at February 10, 2005, previously filed with the Commission on February 24, 2005 as an exhibit to Ryder's Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated by reference into this report.

10.19*
The Ryder System, Inc. Directors Stock Plan, as amended and restated at May 7, 2004, previously filed with the Commission on February 24, 2005 as an exhibit to Ryder's Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated by reference into this report.

10.20*
The Ryder System Benefit Restoration Plan, as amended and restated, previously filed with the Commission as an exhibit to Ryder's Current Report on Form 8-K filed with the Commission on February 11, 2009, is incorporated by reference into this report.

10.21*
Form of Indemnification Agreement for independent directors, effective as of February 24, 2016, previously filed with the Commission as an exhibit to Ryder's Current Report on Form 8-K filed with the Commission on February 29, 2016, is incorporated by reference into this report.

Exhibit Number	Description
10.22*
The Ryder System, Inc. Deferred Compensation Plan, effective as of January 1, 2009, previously filed with the Commission as an exhibit to Ryder's Current Report on Form 8-K filed with the Commission on February 11, 2009, is incorporated by reference to this report.

10.23
Second Amended and Restated Global Revolving Credit Agreement, dated as of September 28, 2018, by and among Ryder System, Inc., certain Ryder subsidiaries, and the lenders and agents named therein, previously filed with the Commission as an exhibit to Ryder’s Current Report on Form 8-K filed with the Commission on October 3, 2018, is incorporated by reference to this report.

10.24*
Ryder System, Inc. 2019 Equity and Incentive Compensation Plan, previously filed with the Commission on March 18, 2019, as Appendix A to Ryder System, Inc.'s Definitive Proxy Statement on Schedule 14A, is incorporated by reference into this report.

10.25*
Employment Offer Letter for Scott T. Parker, previously filed with the Commission on March 27, 2019, as an exhibit to Ryder's Current Report on Form 8-K filed with the Commission on March 27, 2019, is incorporated by reference in this report.

10.26*
Form of Terms and Conditions Applicable to Deferred Stock Awards for Non-Employee Directors issued under the Ryder System, Inc. 2019 Equity and Incentive Compensation Plan, previously filed with the Commission on May 9, 2019 as an exhibit to Ryder's Quarterly Report on Form 10-Q, is incorporated by reference in this report.

10.27*
Form of Terms and Conditions Applicable to Non-Qualified Stock Options issued under the Ryder System, Inc. 2019 Equity and Incentive Compensation Plan, previously filed with the Commission on May 9, 2019 as an exhibit to Ryder's Quarterly Report on Form 10-Q, is incorporated by reference in this report.

10.28*
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

10.33*
Forms of Terms and Conditions Applicable to Non-Qualified Stock Options issued under the Ryder System, Inc. 2019 Equity and Incentive Compensation Plan, previously filed with the Commission on February 27, 2020 as an exhibit to Ryder's Annual Report on Form 10-K, is incorporated by reference in this report.

10.34*
Form of Terms and Conditions Applicable to Performance-Based Restricted Stock Rights issued under the Ryder System, Inc. 2019 Equity and Incentive Compensation Plan, previously filed with the Commission on February 27, 2020 as an exhibit to Ryder's Annual Report on Form 10-K, is incorporated by reference in this report.

10.35*
Form of Terms and Conditions Applicable to Restricted Stock Rights issued under the Ryder System, Inc. 2019 Equity and Incentive Compensation Plan, previously filed with the Commission on February 27, 2020 as an exhibit to Ryder’s Annual Report on Form 10-K, is incorporated by reference in this report.

10.36*
The Ryder System, Inc. Stock Purchase Plan for Employees, previously filed with the Commission on March 16, 2020, as Appendix A to Ryder System, Inc.'s Definitive Proxy Statement on Schedule 14A, is incorporated by reference into this report.

10.37*
First Amendment to Second Amended and Restated Global Revolving Credit Agreement, dated as of May 22, 2020 by and among Ryder System, Inc., certain Ryder subsidiaries and the lenders and agents named therein previously filed with the Commission as an exhibit to Ryder’s Current Report on Form 8-K filed with the Commission on May 22, 2020, is incorporated by reference to this report.

10.38*
Second Amendment to Second Amended and Restated Global Revolving Credit Agreement, dated as of December 11, 2020 by and among Ryder System, Inc., certain Ryder subsidiaries and the lenders and agents named therein.

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

Exhibit Number	Description
24	Manually executed powers of attorney for each of:
	Robert J. Eck	David G. Nord
	Robert A. Hagemann	Abbie J. Smith
	Michael F. Hilton	E. Follin Smith
	Tamara L. Lundgren	Dmitri L. Stockton
	Luis P. Nieto	Hansel E. Tookes

31.1	Certification of Robert E. Sanchez pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of Scott T. Parker pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32	Certification of Robert E. Sanchez and Scott T. Parker pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

* Management contract or compensation plan arrangement pursuant to Item 601(b)(10) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 19, 2021	RYDER SYSTEM, INC.

By: /s/ ROBERT E. SANCHEZ
Robert E. Sanchez
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 19, 2021	By: /s/ ROBERT E. SANCHEZ
Robert E. Sanchez
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 19, 2021	By: /s/ SCOTT T. PARKER
Scott T. Parker
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	February 19, 2021	By: /s/ CRISTINA GALLO-AQUINO
Cristina Gallo-Aquino
Senior Vice President and Controller
(Principal Accounting Officer)

Date:	February 19, 2021	By: ROBERT J. ECK *
Robert J. Eck
Director

Date:	February 19, 2021	By: ROBERT A. HAGEMANN *
Robert A. Hagemann
Director

Date:	February 19, 2021	By: MICHAEL F. HILTON*
Michael F. Hilton
Director

Date:	February 19, 2021	By: TAMARA L. LUNDGREN*
Tamara L. Lundgren
Director

Date:	February 19, 2021	By: LUIS P. NIETO, JR. *
Luis P. Nieto, Jr.
Director

Date:	February 19, 2021	By: DAVID G. NORD *
David G. Nord
Director

Date:	February 19, 2021	By: ABBIE J. SMITH *
Abbie J. Smith
Director

Date:	February 19, 2021	By: E. FOLLIN SMITH *
E. Follin Smith
Director

Date:	February 19, 2021	By: DMITRI L. STOCKTON *
Dmitri L. Stockton
Director

Date:	February 19, 2021	By: HANSEL E. TOOKES, II *
Hansel E. Tookes, II
Director

Date:	February 19, 2021	*By: /s/ ALENA BRENNER
Alena Brenner
Attorney-in-Fact, pursuant to a power of attorney