Form 10-Q
period 2021-03-31
RYDER SYSTEM INC
filed 2021-04-28
CIK 85961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No   ☑
The number of shares of Ryder System, Inc. Common Stock ($0.50 par value per share) outstanding as of March 31, 2021 was 53,870,387.

RYDER SYSTEM, INC.
FORM 10-Q QUARTERLY REPORT

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(unaudited)

	Three months ended March 31,
	2021	2020
	(In thousands, except per share amounts)
Lease & related maintenance and rental revenues	$940,422	$927,756
Services revenue	1,165,488	1,112,188
Fuel services revenue	115,712	121,362
Total revenues	2,221,622	2,161,306

Cost of lease & related maintenance and rental	730,144	818,292
Cost of services	999,792	954,429
Cost of fuel services	114,706	120,449
Other operating expenses	33,900	33,565
Selling, general and administrative expenses	241,742	224,119
Non-operating pension costs, net	(9)	1,221
Used vehicle sales, net	(28,851)	20,684
Interest expense	54,706	62,566
Miscellaneous (income) loss, net	(5,434)	8,668
Restructuring and other items, net	10,659	30,947
	2,151,355	2,274,940

Earnings (loss) from continuing operations before income taxes	70,267	(113,634)
Provision for (benefit from) income taxes	18,683	(4,505)
Earnings (loss) from continuing operations	51,584	(109,129)
Earnings (loss) from discontinued operations, net of tax	(759)	(484)
Net earnings (loss)	$50,825	$(109,613)

Earnings (loss) per common share — Basic
Continuing operations	$0.98	$(2.09)
Discontinued operations	(0.01)	(0.01)
Net earnings (loss)	$0.97	$(2.10)

Earnings (loss) per common share — Diluted
Continuing operations	$0.97	$(2.09)
Discontinued operations	(0.01)	(0.01)
Net earnings (loss)	$0.95	$(2.10)
See accompanying Notes to Condensed Consolidated Financial Statements.
Note: EPS amounts may not be additive due to rounding.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three months ended March 31,
	2021	2020
	(In thousands)

Net earnings (loss)	$50,825	$(109,613)

Other comprehensive income (loss):
Changes in cumulative translation adjustment and unrealized losses from cash flow hedges	8,940	(84,620)

Amortization of pension and postretirement items	7,016	7,779
Income tax expense related to amortization of pension and postretirement items	(1,518)	(1,613)
Amortization of pension and postretirement items, net of taxes	5,498	6,166

Other comprehensive income (loss), net of taxes	14,438	(78,454)

Comprehensive income (loss)	$65,263	$(188,067)

See accompanying Notes to Condensed Consolidated Financial Statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2021	December 31, 2020
	(In thousands, except share amounts)
Assets:
Current assets:
Cash and cash equivalents	$91,738	$151,294
Receivables, net	1,194,557	1,182,350
Inventories	60,649	61,191
Prepaid expenses and other current assets	184,703	200,694
Total current assets	1,531,647	1,595,529
Revenue earning equipment, net	8,567,387	8,777,015
Operating property and equipment, net of accumulated depreciation of $1,217,211 and $1,212,164	930,501	927,058
Goodwill	475,400	475,245
Intangible assets, net	41,473	43,216
Sales-type leases and other assets	1,128,205	1,113,891
Total assets	$12,674,613	$12,931,954

Liabilities and shareholders’ equity:
Current liabilities:
Short-term debt and current portion of long-term debt	$789,928	$516,581
Accounts payable	547,532	547,389
Accrued expenses and other current liabilities	947,791	989,178
Total current liabilities	2,285,251	2,053,148
Long-term debt	5,582,232	6,093,655
Other non-current liabilities	1,384,156	1,403,861
Deferred income taxes	1,143,287	1,125,733
Total liabilities	10,394,926	10,676,397

Commitments and contingencies (Note 16)
Shareholders’ equity:
Preferred stock, no par value per share — authorized, 3,800,917; none outstanding, March 31, 2021 and December 31, 2020	—	—
Common stock, $0.50 par value per share — authorized, 400,000,000; outstanding, March 31, 2021 — 53,870,387 and December 31, 2020 — 53,732,033	26,935	26,866
Additional paid-in capital	1,135,644	1,132,954
Retained earnings	1,919,875	1,912,942
Accumulated other comprehensive loss	(802,767)	(817,205)
Total shareholders’ equity	2,279,687	2,255,557
Total liabilities and shareholders’ equity	$12,674,613	$12,931,954
See accompanying Notes to Condensed Consolidated Financial Statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2021	2020
	(In thousands)
Cash flows from operating activities from continuing operations:
Net earnings (loss)	$50,825	$(109,613)
Less: Loss from discontinued operations, net of tax	(759)	(484)
Earnings (loss) from continuing operations	51,584	(109,129)
Depreciation expense	461,162	523,223
Used vehicle sales, net	(28,851)	20,684
Amortization expense and other non-cash charges, net	15,133	42,698
Non-cash lease expense	23,250	22,460
Non-operating pension costs, net and share-based compensation expense	10,668	4,312
Deferred income tax expense (benefit)	15,477	(13,598)
Collections on sales-type leases	30,374	26,597
Changes in operating assets and liabilities:
Receivables	(4,597)	(14,634)
Inventories	1,070	15,409
Prepaid expenses and other assets	892	(36,482)
Accounts payable	(25,642)	(25,707)
Accrued expenses and other non-current liabilities	(84,809)	(17,247)
Net cash provided by operating activities from continuing operations	465,711	438,586

Cash flows from investing activities from continuing operations:
Purchases of property and revenue earning equipment	(381,051)	(430,960)
Sales of revenue earning equipment	154,144	101,099
Sales of operating property and equipment	2,357	1,883
Other	(1,412)	(5,000)
Net cash used in investing activities from continuing operations	(225,962)	(332,978)

Cash flows from financing activities from continuing operations:
Net borrowings (repayments) of commercial paper and other	(130,763)	104,027
Debt proceeds	—	855,353
Debt repayments	(114,317)	(697,550)
Dividends on common stock	(31,257)	(30,594)
Common stock repurchased	(19,444)	(11,924)
Other	(2,316)	(1,692)
Net cash provided by (used in) financing activities from continuing operations	(298,097)	217,620

Effect of exchange rate changes on cash and cash equivalents	(1,202)	725
Increase (decrease) in cash and cash equivalents from continuing operations	(59,550)	323,953
Increase (decrease) in cash and cash equivalents from discontinued operations	(6)	(302)
Increase (decrease) in cash and cash equivalents	(59,556)	323,651
Cash and cash equivalents at beginning of year	151,294	73,584
Cash and cash equivalents at end of period	$91,738	$397,235
See accompanying Notes to Condensed Consolidated Financial Statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

	Three months ended March 31, 2021
	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Amount	Shares	Par				Total
	(In thousands, except share amounts)
Balance at January 1, 2021	$—	53,732,033	$26,866	$1,132,954	$1,912,942	$(817,205)	$2,255,557
Comprehensive income (loss)	—	—	—	—	50,825	14,438	65,263
Common stock dividends declared —$0.56 per share	—	—	—	—	(30,569)	—	(30,569)
Common stock issued under employee stock award and stock purchase plans and other (1) (2)	—	426,311	213	(2,010)	—	—	(1,797)
Common stock repurchases	—	(287,957)	(144)	(5,977)	(13,323)	—	(19,444)
Share-based compensation	—	—	—	10,677	—	—	10,677
Balance as of March 31, 2021	$—	53,870,387	$26,935	$1,135,644	$1,919,875	$(802,767)	$2,279,687

	Three months ended March 31, 2020
	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Amount	Shares	Par				Total
	(In thousands, except share amounts)
Balance at January 1, 2020	$—	53,278,316	$26,639	$1,108,649	$2,177,513	$(836,491)	$2,476,310
Adoption of new accounting standard	—	—	—	—	(5,077)	—	(5,077)
Comprehensive income (loss)	—	—	—	—	(109,613)	(78,454)	(188,067)
Common stock dividends declared —$0.56 per share	—	—	—	—	(30,379)	—	(30,379)
Common stock issued under employee stock award and stock purchase plans and other (1) (2)	—	760,746	380	(1,598)	—	—	(1,218)
Common stock repurchases	—	(303,098)	(152)	(6,214)	(5,558)	—	(11,924)
Share-based compensation	—	—	—	3,091	—	—	3,091
Balance at March 31, 2020	$—	53,735,964	$26,867	$1,103,928	$2,026,886	$(914,945)	$2,242,736

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

See accompanying Notes to Condensed Consolidated Financial Statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. GENERAL

Interim Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Ryder System, Inc. (Ryder) and all entities in which Ryder has a controlling voting interest (subsidiaries) and variable interest entities (VIE) required to be consolidated in accordance with generally accepted accounting principles in the United States (GAAP). The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the accounting policies described in our 2020 Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements and notes thereto. The year-end condensed balance sheet data was derived from our audited financial statements, but does not include all disclosures required by GAAP. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair statement have been included and the disclosures herein are adequate. The operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. We adjusted our presentation of the revolving credit facility proceeds and repayments in the Condensed Consolidated Statements of Cash Flows for 2020 from a net basis to reflect a gross basis.

We report our financial performance based on three business segments: (1) Fleet Management Solutions (FMS), which provides full service leasing and leasing with flexible maintenance options, commercial rental and maintenance services of trucks, tractors and trailers to customers principally in the United States (U.S.), Canada and the United Kingdom (U.K.); (2) Supply Chain Solutions (SCS), which provides integrated logistics solutions, including distribution management, dedicated transportation, transportation management, last mile and professional services in North America; and (3) Dedicated Transportation Solutions (DTS), which provides turnkey transportation solutions in the U.S. that includes dedicated vehicles, drivers, management, and administrative support. Dedicated transportation services provided as part of an operationally integrated, multi-service, supply chain solution to SCS customers are primarily reported in the SCS business segment.

The COVID-19 pandemic negatively impacted several areas of our businesses, particularly in the first half of 2020. While we are experiencing positive momentum in our businesses, any additional negative effects of the pandemic may have a further impact on our business and financial results, as well as on significant judgments and estimates, including those related to goodwill and other asset impairments, residual values and other depreciation assumptions, deferred income taxes and annual effective tax rates, variable revenue considerations, the valuation of our pension plans, and allowance for credit losses.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Reference Rate Reform

In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update No. 2020-04, Reference Rate Reform (Topic 848). This update provides optional expedients for applying GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another rate expected to be discontinued at the end of 2021 because of reference rate reform. The update is effective for all entities from March 12, 2020 through December 31, 2022. We are currently evaluating the impact on our consolidated financial position, results of operations, and cash flows.

3. REVENUE
Disaggregation of Revenue

The following tables disaggregate our revenue recognized by primary geographical market by our reportable business segments and by industry for SCS. Refer to Note 18, "Segment Reporting," for the disaggregation of our revenue by major products/service lines.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
Primary Geographical Markets

	Three months ended March 31, 2021
	FMS	SCS	DTS	Eliminations	Total
	(In thousands)
United States	$1,197,984	$601,298	$320,507	$(136,727)	$1,983,062
Canada	70,413	56,088	—	(4,343)	122,158
Europe	67,088	—	—	—	67,088
Mexico	—	49,314	—	—	49,314
Total Revenues	$1,335,485	$706,700	$320,507	$(141,070)	$2,221,622

	Three months ended March 31, 2020
	FMS	SCS	DTS	Eliminations	Total
	(In thousands)
United States	$1,197,521	$522,525	$334,888	$(137,295)	$1,917,639
Canada	70,765	53,552	—	(4,971)	119,346
Europe	71,951	—	—	—	71,951
Mexico	—	52,370	—	—	52,370
Total Revenues	$1,340,237	$628,447	$334,888	$(142,266)	$2,161,306

Industry

Our SCS business segment included revenue from the below industries:

	Three months ended March 31,
	2021	2020
	(In thousands)
Automotive	$271,555	$249,925
Technology and healthcare	97,085	91,133
Consumer packaged goods and retail	273,224	229,932
Industrial and other	64,836	57,457
Total SCS Revenues	$706,700	$628,447

Maintenance Revenues
For the three months ended March 31, 2021 and 2020, we recognized non-lease revenue from maintenance services of $250 million and $240 million, respectively, related to our FMS business segment, which was included in "Lease & related maintenance and rental revenues" in the Condensed Consolidated Statements of Earnings.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
Deferred Revenue

The following table includes the changes in deferred revenue due to the collection and deferral of cash or the satisfaction of our performance obligation under the contract:

	Three months ended March 31,
	2021	2020
	(In thousands)
Balance as of beginning of period	$629,739	$603,687
Recognized as revenue during period from beginning balance	(59,031)	(59,280)
Consideration deferred during period, net	51,759	66,714
Foreign currency translation adjustment and other	709	(4,585)
Balance as of end of period	$623,176	$606,536

Contracted Not Recognized Revenue

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized (“contracted not recognized revenue”). Contracted not recognized revenue primarily includes deferred revenue and amounts for full service ChoiceLease maintenance revenue that will be recognized as revenue in future periods as we provide maintenance services to our customers. Contracted not recognized revenue excludes (1) variable consideration as it is not included in the transaction price consideration allocated at contract inception, (2) revenues from our lease component of our ChoiceLease product and commercial rental product, (3) revenues from contracts with an original duration of one year or less, including SelectCare contracts, and (4) revenue from SCS, DTS and other contracts where there are remaining performance obligations when we have the right to invoice but the revenue to be recognized in the future corresponds directly with the value delivered to the customer. Contracted not recognized revenue was $2.6 billion as of March 31, 2021.

4. RECEIVABLES, NET

	March 31, 2021	December 31, 2020
	(In thousands)
Trade	$1,055,550	$1,051,618
Sales-type leases	134,726	132,003
Other, primarily warranty and insurance	41,481	41,753
	1,231,757	1,225,374
Allowance for credit losses and other	(37,200)	(43,024)
Total	$1,194,557	$1,182,350

The following table provides a reconciliation of our allowance for credit losses and other:

	Three months ended March 31,
	2021	2020
	(In thousands)
Balance as of beginning of period	$43,024	$22,761
Changes to provisions for credit losses	(1,800)	19,286
Impact of adoption of new accounting standard, write-offs, and other	(4,024)	(1,485)
Balance as of end of period	$37,200	$40,562

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
5. REVENUE EARNING EQUIPMENT, NET

	Estimated Useful Lives	March 31, 2021			December 31, 2020
		Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
	(In years)	(In thousands)
Held for use:
Trucks	3 — 7	$5,030,474	$(1,850,029)	$3,180,445	$5,061,266	$(1,818,594)	$3,242,672
Tractors	4 — 7.5	7,020,010	(2,919,190)	4,100,820	7,013,595	(2,853,591)	4,160,004
Trailers and other	9.5 — 12	2,006,980	(829,791)	1,177,189	2,046,768	(804,006)	1,242,762
Held for sale		514,389	(405,456)	108,933	644,132	(512,555)	131,577
Total		$14,571,853	$(6,004,466)	$8,567,387	$14,765,761	$(5,988,746)	$8,777,015

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

The following table provides a summary of amounts that have been recorded for accelerated and policy depreciation related to our prior residual value estimate changes in 2019 and 2020, as well as used vehicle sales results (rounded to the closest million):

	Three months ended March 31,
	2021	2020
	(In thousands)
Accelerated depreciation	$30,000	$79,000
Policy depreciation	58,000	51,000
Used vehicle sales, net	(29,000)	21,000
Used Vehicle Sales and Valuation Adjustments
Revenue earning equipment held for sale is stated at the lower of carrying amount or fair value less costs to sell. Losses on vehicles held for sale for which carrying values exceeded fair value, which we refer to as "valuation adjustments," are recognized at the time they are deemed to meet the held for sale criteria and are presented within “Used vehicle sales, net” in the Condensed Consolidated Statements of Earnings. For revenue earning equipment held for sale, we stratify our fleet by vehicle type (trucks, tractors and trailers), weight class, age and other relevant characteristics and create classes of similar assets for analysis purposes. For revenue earning equipment held for sale, fair value was determined based upon recent market prices obtained from our own sales experience for each class of similar assets and vehicle condition. In addition, we also consider expected declines in market prices when valuing the vehicles held for sale, as well as the forecasted sales channel mix (retail/wholesale).

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

The following table presents our assets held for sale that are measured at fair value on a nonrecurring basis and considered a Level 3 fair value measurement:

			Valuation Adjustments
			Three months ended March 31,
	March 31, 2021	December 31, 2020 (2)	2021	2020
	(In thousands)
Revenue earning equipment held for sale (1):
Trucks	$5,998	$3,848	$890	$11,062
Tractors	2,508	2,211	84	8,453
Trailers and other	2,254	4,092	2,047	1,993
Total assets at fair value	$10,760	$10,151	$3,021	$21,508
 ————————————
(1)Revenue earning equipment held for sale in the table above only includes the portion where net book values exceeded fair values and valuation adjustments were recorded. The net book value of assets held for sale that were less than fair value was $98 million and $121 million as of March 31, 2021 and December 31, 2020, respectively.
(2)Adjusted the presentation of the vehicles held for sale that were recorded to fair value to now exclude vehicles that previously recognized accumulated accelerated depreciation.

The components of used vehicle sales, net were as follows:

	Three months ended March 31,
	2021	2020
	(In thousands)
Losses (gains) on vehicle sales, net	$(31,872)	$(824)
Losses from valuation adjustments	3,021	21,508
Used vehicle sales, net	$(28,851)	$20,684

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
6. ACCRUED EXPENSES AND OTHER LIABILITIES

	March 31, 2021			December 31, 2020
	Accrued Expenses	Non-Current Liabilities	Total	Accrued Expenses	Non-Current Liabilities	Total
	(In thousands)
Salaries and wages	$124,772	$—	$124,772	$158,122	$—	$158,122
Deferred compensation	5,214	78,947	84,161	5,117	77,823	82,940
Pension benefits	3,782	260,939	264,721	3,776	265,178	268,954
Other postretirement benefits	1,383	20,312	21,695	1,381	20,245	21,626
Other employee benefits	7,696	—	7,696	20,599	—	20,599
Insurance obligations (1)	173,788	295,423	469,211	169,936	292,298	462,234
Operating taxes (2)	159,403	41,683	201,086	164,293	41,687	205,980
Income taxes	6,734	15,962	22,696	4,588	15,598	20,186
Interest	42,670	—	42,670	38,887	—	38,887
Deposits, mainly from customers	82,114	3,066	85,180	79,840	3,014	82,854
Operating lease liabilities	79,496	181,215	260,711	78,785	186,429	265,214
Deferred revenue (3)	183,540	439,636	623,176	183,474	446,265	629,739
Restructuring liabilities	5,071	—	5,071	7,683	—	7,683
Other	72,128	46,973	119,101	72,697	55,324	128,021
Total	$947,791	$1,384,156	$2,331,947	$989,178	$1,403,861	$2,393,039
 ————————————
(1)Insurance obligations are primarily comprised of self-insured claim liabilities.
(2)Operating taxes included the deferral of certain payroll taxes in current and non-current liabilities allowed under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act).
(3)Refer to Note 3, "Revenue," for additional information.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
7. INCOME TAXES
Effective Tax Rate

Our effective income tax rate from continuing operations for the first quarter of 2021 was an expense of 26.6% as compared to a benefit of 4.0% in the first quarter of 2020. The tax rate in the prior year was impacted by the recognition of a valuation allowance of $13 million related to our U.K. deferred tax assets, as well as the reduction of earnings due to accelerated depreciation charges and the COVID-19 economic effects. In addition, we recorded a charge of $7 million related to expiring state net operating losses in the prior year.

8. LEASES
Leases as Lessor

The components of lease income were as follows:

	Three months ended March 31,
	2021	2020
	(In thousands)
Operating leases
Lease income related to ChoiceLease	$389,611	$399,588
Lease income related to commercial rental (1)	210,284	195,695

Sales-type leases
Interest income related to net investment in leases	$14,415	$11,644

Variable lease income excluding commercial rental (1)	$71,993	$65,507
————————————
(1)Lease income related to commercial rental includes both fixed and variable lease income. Variable lease income is approximately 15% to 25% of total commercial rental income based on management's internal estimates.

The components of net investment in sales-type leases, which are included in "Receivables, net" and "Sales-type leases and other assets" in the Condensed Consolidated Balance Sheets, were as follows:

	March 31, 2021	December 31, 2020
	(In thousands)
Net investment in the lease — lease payment receivable	$594,469	$589,120
Net investment in the lease — unguaranteed residual value in assets	45,429	44,704
	639,898	633,824
Estimated loss allowance	(4,025)	(4,025)
Total	$635,873	$629,799

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
9. DEBT

	Weighted Average Interest Rate
	March 31, 2021	Maturities	March 31, 2021	December 31, 2020
			(In thousands)
Debt:
U.S. commercial paper	0.22%	2023	$90,075	$214,375
Canadian commercial paper	0.39%	2023	57,301	62,800
Trade receivables program	—%	2022	—	—
Global revolving credit facility	—%	2023	—	200
Unsecured U.S. obligations	3.47%	2024	200,000	200,000
Unsecured U.S. notes — Medium-term notes (1)	3.41%	2021-2026	5,153,471	5,174,180
Unsecured foreign obligations	1.82%	2022-2024	193,690	254,259
Asset-backed U.S. obligations (2)	2.55%	2021-2026	654,058	682,383
Finance lease obligations and other		2021-2073	47,802	48,418
			6,396,397	6,636,615
Debt issuance costs and original issue discounts			(24,237)	(26,379)
Total debt			6,372,160	6,610,236
Short-term debt and current portion of long-term debt			(789,928)	(516,581)
Long-term debt			$5,582,232	$6,093,655

 ————————————
(1)Included the impact from the fair market values of hedging instruments on our notes, which were not material as of March 31, 2021 and December 31, 2020. The notional amount of interest rate swaps designated as fair value hedges was $150 million as of March 31, 2021 and December 31, 2020.
(2)Asset-backed U.S. obligations are related to financing transactions backed by a portion of our revenue earning equipment.

The fair value of total debt (excluding finance lease and asset-backed U.S. obligations) was approximately $6.0 billion and $6.3 billion as of March 31, 2021 and December 31, 2020, respectively. For publicly-traded debt, estimates of fair value were based on market prices. For other debt, fair value was estimated based on a model-driven approach using rates currently available to us for debt with similar terms and remaining maturities. The fair value measurements of our publicly-traded debt and other debt were classified within Level 2 of the fair value hierarchy.

As of March 31, 2021, there was $1.3 billion available under the global credit facility. In order to maintain availability of funding, we must maintain a ratio of debt to consolidated net worth of less than or equal to 300%. As of March 31, 2021, the ratio was 188%.

In April 2021, we extended the maturity of the trade receivables program to April 2022. As of March 31, 2021, the available proceeds under the program were $300 million.

We had letters of credit and surety bonds outstanding of $457 million and $519 million as of March 31, 2021 and December 31, 2020, respectively, which primarily guarantee the payment of insurance claims.

10. SHARE REPURCHASE PROGRAMS

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
During the three months ended March 31, 2021 and March 31, 2020, we repurchased approximately 288,000 shares for $19 million and 303,000 shares for $12 million, respectively.

11. ACCUMULATED OTHER COMPREHENSIVE LOSS

Comprehensive income (loss) presents a measure of all changes in shareholders’ equity except for changes resulting from transactions with shareholders in their capacity as shareholders. The following summary sets forth the components of accumulated other comprehensive loss, net of tax:

	March 31,
	2021	2020
	(In thousands)
Cumulative translation adjustments	$(140,302)	$(237,013)
Net actuarial loss and prior service cost	(649,542)	(661,293)
Unrealized gain (loss) from cash flow hedges	(12,923)	(16,639)
Accumulated other comprehensive loss	$(802,767)	$(914,945)

12. EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per common share from continuing operations:

	Three months ended March 31,
	2021	2020
	(In thousands, except per share amounts)
Earnings (loss) from continuing operations	$51,584	$(109,129)
Less: Distributed and undistributed earnings allocated to unvested stock	(240)	(118)
Earnings (loss) from continuing operations available to common shareholders	$51,344	$(109,247)

Weighted average common shares outstanding — Basic	52,289	52,284
Effect of dilutive equity awards	1,111	—
Weighted average common shares outstanding — Diluted	53,400	52,284

Earnings (loss) from continuing operations per common share — Basic	$0.98	$(2.09)
Earnings (loss) from continuing operations per common share — Diluted	$0.97	$(2.09)
Anti-dilutive equity awards not included in diluted EPS	1,499	3,134

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
13. SHARE-BASED COMPENSATION PLANS

The following table provides information on share-based compensation expense and income tax benefit recognized:

	Three months ended March 31,
	2021	2020
	(In thousands)
Stock option and stock purchase plans	$1,001	$1,357
Unvested stock awards	9,676	1,734
Share-based compensation expense	10,677	3,091
Income tax benefit	(1,532)	(178)
Share-based compensation expense, net of tax	$9,145	$2,913

Total unrecognized pre-tax compensation expense related to all share-based compensation arrangements at March 31, 2021 was $75 million and is expected to be recognized over a weighted-average period of 2.3 years.

We generally grant share-based awards in the first quarter of each year during our annual equity award process. The following table is a summary of the awards granted in the annual equity award process in the first quarter of 2021:

	Shares Granted	Weighted-Average Fair Market Value
	(Shares in thousands)
Performance-based restricted stock rights	119	$67.11
Time-vested restricted stock rights	391	64.89
Total	510	$65.41

Restricted stock awards are unvested stock rights granted to employees that entitle the holder to shares of common stock as the award vests. Time-vested restricted stock rights typically vest ratably over three years regardless of company performance. The fair value of the time-vested awards is determined and fixed based on Ryder’s stock price on the date of grant.

Performance-based restricted stock rights (PBRSRs) are generally granted to executive management and include a performance-based vesting condition. PBRSRs are awarded based on various revenue, return-based and cash flow performance targets and may include a total shareholder return (TSR) modifier for certain members of management. The fair values of PBRSRs that include a TSR modifier are estimated using a lattice-based option-pricing valuation model that incorporates a Monte-Carlo simulation. The fair value of PBRSRs that do not include a TSR modifier is determined and fixed on the grant date based on our stock price on the date of grant. Share-based compensation expense for PBRSRs is recognized on a straight-line basis over the vesting period, based upon the probability that the performance target will be met. In the first quarter of 2021, PBRSRs awarded contained vesting conditions based on return on equity, strategic revenue growth and free cash flow.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
14. EMPLOYEE BENEFIT PLANS

Components of net pension expense were as follows:

	Three months ended March 31,
	2021	2020
	(In thousands)
Company-administered plans:
Service cost	$368	$3,213
Interest cost	14,535	17,532
Expected return on plan assets	(21,694)	(24,263)
Amortization of net actuarial loss and prior service cost	7,097	7,902
	306	4,384
Multi-employer plans	2,641	2,779
Net pension expense	$2,947	$7,163

Company-administered plans:
U.S.	$2,363	$6,778
Non-U.S.	(2,057)	(2,394)
	306	4,384
Multi-employer plans	2,641	2,779
Net pension expense	$2,947	$7,163

Non-operating pension costs, net include the amortization of net actuarial loss and prior service cost, interest cost and expected return on plan assets components of pension and postretirement benefit costs, as well as any significant charges for settlements or curtailments if recognized. During the three months ended March 31, 2021, we contributed $1 million to our pension plans. In 2021, the expected total contributions to our pension plans are approximately $7 million. We also maintain other postretirement benefit plans that are not reflected in the table above as the amount of postretirement benefit expense for such plans was not material for any period presented.

15. OTHER ITEMS IMPACTING COMPARABILITY

Our primary measure of segment performance as shown in Note 18, "Segment Reporting," excludes certain items we do not believe are representative of the ongoing operations of the segment. Excluding these items from our segment measure of performance allows for better year over year comparison:

	Three months ended March 31,
	2021	2020
	(In thousands)
Restructuring and other, net	$3,028	$20,621
ERP implementation costs	7,631	10,326
Restructuring and other items, net	10,659	30,947
Gains on sale of properties	(1,505)	—
ChoiceLease liability insurance revenue (1)	(777)	(9,358)
Other items impacting comparability, net	$8,377	$21,589
 ————————————
(1) Refer to Note 18, "Segment Reporting," for additional information.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
During the three months ended March 31, 2021 and 2020, other items impacting comparability included:
•Restructuring and other, net — For the three months ended March 31, 2021, this item primarily included professional fees related to the pursuit of a discrete commercial claim. For the three months ended March 31, 2020, this item primarily included expenses related to restructuring activities undertaken in late 2019 and professional fees related to the pursuit of a discrete commercial claim, as well as expenses of $15 million related to our ChoiceLease liability insurance program which was discontinued in January 2020 and exited in the first quarter of 2021.
•ERP implementation costs — This item related to charges in connection with the implementation of an Enterprise Resource Planning (ERP) system. In July 2020, we went live with the first module of our ERP system for human resources. In April 2021, we went live with our financial module.

16.  CONTINGENCIES AND OTHER MATTERS

We are a party to various claims, complaints and proceedings arising in the ordinary course of our continuing business operations including those relating to commercial and employment claims, environmental matters, risk management matters (e.g., vehicle liability, workers’ compensation, etc.) and administrative assessments primarily associated with operating taxes. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. We believe that the resolution of these claims, complaints and legal proceedings will not have a material effect on our Condensed Consolidated Financial Statements.

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

Securities Litigation Relating to Residual Value Estimates

On May 20, 2020, a putative class action on behalf of purchasers of our securities who purchased or otherwise acquired their securities between July 23, 2015 and February 13, 2020, inclusive (Class Period), was commenced against Ryder and certain of our current and former officers in the U.S. District Court for the Southern District of Florida, captioned Key West Policy & Fire Pension Fund v. Ryder System, Inc., et al. The complaint alleges, among other things, that the defendants misrepresented Ryder’s depreciation policy and residual value estimates for its vehicles during the Class Period in violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seeks to recover, among other things, unspecified compensatory damages and attorneys' fees and costs. On August 3, 2020, the State of Alaska, Alaska Permanent Fund, the City of Fort Lauderdale General Employees’ Retirement System, and the City of Plantation Police Officers Pension Fund were appointed lead plaintiffs. On October 5, 2020, the lead plaintiffs filed an amended complaint. On December 4, 2020, Ryder and the other named defendants in the case filed a Motion to Dismiss the amended complaint. On April 7, 2021, the court held a hearing on defendants’ Motion to Dismiss, and reserved decision.

On June 26, 2020, August 6, 2020, and February 2, 2021, three shareholder derivative complaints purportedly on behalf of Ryder were filed in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, against us as nominal defendant and certain of our current and former officers and our current directors, relating to the allegations set forth in the securities class action complaint and alleging breaches of fiduciary duties and unjust enrichment. The plaintiffs, on our behalf, are seeking an award of monetary damages and restitution to us, improvements in our corporate governance and internal procedures, and legal fees. These derivative cases have all been consolidated and are stayed pending resolution of the Motion to Dismiss in the securities class action described above.

Also, on January 19, 2021 (as amended on March 26, 2021), and February 8, 2021, two shareholder derivative complaints purportedly on behalf of Ryder were filed in U.S. District Court for the Southern District of Florida against us as nominal defendant and certain of our current and former officers and directors. The complaints allege breach of fiduciary duties, unjust enrichment, and waste of corporate assets. Both complaints are based on the allegation set forth in the securities class action complaint, seek similar relief on our behalf to that sought in the derivative complaints that were filed in Florida state court, and have been stayed pending resolution of the Motion to Dismiss in the securities class action.

We believe the claims asserted in the complaints are without merit and intend to defend against them vigorously.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

17. SUPPLEMENTAL CASH FLOW INFORMATION

	As of and For the three months ended March 31,
	2021	2020
	(In thousands)
Interest paid	$48,039	$60,566
Income taxes paid	4,885	5,096
Right-of-use assets obtained in exchange for lease obligations:
Finance leases	$2,851	$3,744
Operating leases	16,645	23,877
Capital expenditures acquired but not yet paid	$134,384	$144,538

18. SEGMENT REPORTING

Our primary measurement of segment financial performance, defined as segment “Earnings (loss) from continuing operations before taxes” (EBT), includes an allocation of Central Support Services (CSS) and excludes non-operating pension costs, net and certain other items as discussed in Note 15, “Other Items Impacting Comparability.” Segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
The following table sets forth financial information for each of our segments and provides a reconciliation between segment EBT and earnings (loss) from continuing operations before income taxes:

	Three months ended March 31,
	2021	2020
	(In thousands)
Revenue:
Fleet Management Solutions:
ChoiceLease	$797,088	$792,206
SelectCare	130,668	136,146
Commercial rental	223,009	205,766
Other	17,348	23,426
Fuel services revenue	166,595	173,335
ChoiceLease liability insurance revenue (1)	777	9,358
Fleet Management Solutions	1,335,485	1,340,237
Supply Chain Solutions	706,700	628,447
Dedicated Transportation Solutions	320,507	334,888
Eliminations (2)	(141,070)	(142,266)
Total revenue	$2,221,622	$2,161,306

Earnings (loss) from continuing operations before income taxes:
Fleet Management Solutions	$63,402	$(114,574)
Supply Chain Solutions	32,957	31,025
Dedicated Transportation Solutions	12,982	12,180
Eliminations	(12,274)	(10,069)
	97,067	(81,438)
Unallocated Central Support Services	(18,432)	(9,386)
Non-operating pension costs, net (3)	9	(1,221)
Other items impacting comparability, net (4)	(8,377)	(21,589)
Earnings (loss) from continuing operations before income taxes	$70,267	$(113,634)
————————————
(1)In the first quarter of 2020, we announced our plan to exit the extension of our liability insurance coverage for ChoiceLease customers. The exit of this program was completed in the first quarter of 2021.
(2)Represents the elimination of intercompany revenues in our FMS business segment.
(3)Non-operating pension costs, net include the amortization of net actuarial loss and prior service cost, interest cost and expected return on plan assets components of pension and postretirement benefit costs, as well as any significant charges for settlements or curtailments if recognized. Refer to Note 14, "Employee Benefit Plans," for a discussion on these items.
(4)Refer to Note 15, “Other Items Impacting Comparability,” for a discussion of items excluded from our primary measure of segment performance.

The following table sets forth the capital expenditures paid for each of our segments:

	Three months ended March 31,
	2021	2020
	(In thousands)
Fleet Management Solutions	$367,708	$423,116
Supply Chain Solutions	8,530	6,006
Dedicated Transportation Solutions	306	424
Central Support Services	4,507	1,414
Purchases of property and revenue earning equipment	$381,051	$430,960

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included under Item 1. In addition, refer to our audited Consolidated Financial Statements and notes thereto and related MD&A included in the 2020 Annual Report on Form 10-K.

OVERVIEW
Ryder is a leading logistics and transportation company. Our operating segments are aggregated into reportable business segments based upon similar economic characteristics, products, services, customers and delivery methods. We report our financial performance based on three business segments: (1) Fleet Management Solutions (FMS), which provides full service leasing and leasing with flexible maintenance options, commercial rental and maintenance services of trucks, tractors and trailers to customers principally in the United States (U.S.), Canada and the United Kingdom (U.K.); (2) Supply Chain Solutions (SCS), which provides integrated logistics solutions, including distribution management, dedicated transportation, transportation management, last mile and professional services in North America; and (3) Dedicated Transportation Solutions (DTS), which provides turnkey transportation solutions in the U.S. that includes dedicated vehicles, drivers, management, and administrative support. Dedicated transportation services provided as part of an operationally integrated, multi-service, supply chain solution to SCS customers are primarily reported in the SCS business segment.

We operate in highly competitive markets. Our customers select us based on numerous factors including service quality, price, technology and service offerings. As an alternative to using our services, customers may choose to provide these services for themselves, or may choose to obtain similar or alternative services from other third-party vendors. Our customer base includes enterprises operating in a variety of industries including food and beverage service, transportation and logistics, retail and consumer goods, automotive, industrial, housing, technology, and business and personal services.

Our results of operations and financial condition are influenced by a number of factors including: used vehicle sales; macroeconomic and other market conditions, including pricing and demand; customer contracting activity and retention; rental demand; maintenance costs; residual value estimates and other depreciation changes; currency exchange rate fluctuations; customer preferences; inflation; fuel and energy prices; general economic conditions; insurance costs; interest rates; labor costs; unemployment levels; tax rates; changes in accounting or regulatory requirements; and cybersecurity attacks.

Our business has, and may continue to be, impacted by the coronavirus (COVID-19) pandemic. For a detailed discussion of its impact on our results and future considerations, refer to our “Consolidated Results” and “Operating Results by Business Segment” discussions below. In addition, for a detailed description of certain risk factors that impact our business, including those related to the COVID-19 pandemic, refer to “Item 1A. Risk Factors” section in our 2020 Annual Report on Form 10-K.

This MD&A includes certain non-GAAP financial measures. Refer to the “Non-GAAP Financial Measures” section of this MD&A for information on the non-GAAP measures, including reconciliations to the most comparable GAAP financial measure and the reasons why we believe each measure is useful to investors. In addition, this MD&A may include certain forward-looking statements regarding our outlook. These statements are based on our current plans and expectations and are subject to risks, uncertainties and assumptions. We caution readers that certain important factors could cause actual results and events to differ significantly from those expressed. Refer to the “Special Note Regarding Forward-Looking Statements” section in this Quarterly Report on Form 10-Q for more information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
The following discussion provides a summary of financial highlights that are discussed in more detail throughout our MD&A and within the Notes to Condensed Consolidated Financial Statements:

	Three months ended March 31,		Change 2021/2020
	2021	2020	Three Months
	(In thousands, except per share amounts)
Total revenue	$2,221,622	$2,161,306	3%
Operating revenue (1)	1,817,363	1,771,247	3%

Earnings (loss) from continuing operations before income taxes (EBT) (2)	$70,267	$(113,634)	NM
Comparable EBT (1) (2)	78,635	(90,824)	NM
Earnings (loss) from continuing operations	51,584	(109,129)	NM
Comparable earnings (loss) from continuing operations (1) (2)	58,190	(72,104)	NM
Net earnings (loss)	50,825	(109,613)	NM
Comparable EBITDA (1) (4)	567,415	517,694	10%

Earnings (loss) per common share (EPS) — Diluted
Continuing operations	$0.97	$(2.09)	NM
Comparable (1)	1.09	(1.38)	NM
Net earnings (loss)	0.95	(2.10)	NM

Net cash provided by operating activities from continuing operations	$465,711	$438,586	6%
Free cash flow (1)	241,287	110,608	NM
Gross capital expenditures (3)	406,635	391,990	4%
NM - Denotes Not Meaningful throughout the MD&A
(1)Non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.
(2)Included additional accelerated and policy depreciation of $59 million and $151 million for the first quarter of 2021 and 2020, respectively, from the impact of prior residual value estimate changes. These amounts included (gains) losses on used vehicle sales, net of ($29) million and $21 million in the first quarter of 2021 and 2020, respectively.
(3)Includes capital expenditures that have been accrued, but not yet paid.
(4)Comparable EBITDA has been recast to exclude gains/losses from the sale of used vehicles.

Total revenue and operating revenue (a non-GAAP measure excluding fuel, subcontracted transportation and ChoiceLease liability insurance revenues) both increased 3% in the first quarter of 2021 primarily due to an increase in SCS and rental revenue.

EBT increased to earnings of $70 million in the first quarter of 2021 as compared to a loss of $114 million in the prior year period. Comparable EBT (a non-GAAP measure) increased to earnings of $79 million in the first quarter of 2021 as compared to a loss of $91 million in the prior year period. These increases were primarily due to higher gains on used vehicles sold and a declining impact of depreciation expense from prior residual value estimate changes totaling $92 million. EBT also benefited from improved lease and rental results.

The COVID-19 pandemic negatively impacted several areas of our businesses, particularly in the first half of 2020. In our FMS business segment, we experienced lower demand for commercial rental and declines in the used vehicle market through the second quarter of 2020. In our SCS business segment, we experienced temporary shutdowns in the automotive industry, which restarted their operations during the second quarter of 2020. This was followed by increased consumer demand in the second half of 2020, particularly in the fourth quarter of 2020, which helped contribute to a worldwide semiconductor supply shortage in early 2021, as semiconductor suppliers have been unable to rapidly reallocate production to respond to demand across multiple industries, particularly the automotive industry. The semiconductor shortage impacted the production activity of our automotive SCS customers and our automotive revenue growth in the first quarter of 2021.

While we are experiencing positive momentum in our businesses, any additional negative effects of the pandemic may have a further impact on our business and financial results, as well as on significant judgments and estimates, including those related to goodwill and other asset impairments, residual values and other depreciation assumptions, deferred income taxes and annual effective tax rates, variable revenue considerations, the valuation of our pension plans, and allowance for credit losses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Cash provided by operating activities increased in the first quarter of 2021 reflecting higher net earnings. Free cash flow (a non-GAAP financial measure) increased primarily due to higher proceeds from the sale of revenue earning equipment, lower cash paid for capital expenditures and higher cash provided by operating activities. Gross capital expenditures increased in the first quarter of 2021 reflecting higher planned investments in the rental fleet, partially offset by lower lease expenditures as compared to the prior year period.

Our debt to equity ratio was 280% and 293% as of March 31, 2021 and December 31, 2020, respectively. As of March 31, 2021, our debt balance decreased 4% from the prior year-end to $6.4 billion.

Adjusted return on equity (ROE) was 4.5% and (4.8)% as of March 31, 2021 and 2020, respectively. Our interim target is 11% and long-term target over the cycle is 15%. The increase in ROE is primarily due to the diminishing impact from the 2019 and 2020 residual value estimate changes, as well as commercial rental business recovery and higher lease pricing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
CONSOLIDATED RESULTS

Lease & Related Maintenance and Rental

	Three months ended March 31,		Change 2021/2020
	2021	2020	Three Months
	(In thousands)
Lease & related maintenance and rental revenues	$940,422	$927,756	1%
Cost of lease & related maintenance and rental	730,144	818,292	(11)%
Gross margin	$210,278	$109,464	92%
Gross margin %	22%	12%

Lease & related maintenance and rental revenues represent revenues from our ChoiceLease and commercial rental product offerings within our FMS business segment. Revenues increased 1% to $940 million in the first quarter of 2021 primarily due to an increase in commercial rental revenue from higher pricing.

Cost of lease & related maintenance and rental represents the direct costs related to lease & related maintenance and rental revenues and are comprised of depreciation of revenue earning equipment, maintenance costs (primarily repair parts and labor), and other costs such as licenses, insurance and operating taxes. Cost of lease & related maintenance and rental excludes interest costs from vehicle financing, which are reported within "Interest Expense" in our Condensed Consolidated Statements of Earnings. Cost of lease & related maintenance and rental decreased 11% in the first quarter of 2021 due to declining depreciation expense impacts from prior residual value estimate changes and lower maintenance costs on a smaller fleet.

Lease & related maintenance and rental gross margin increased 92% in the first quarter of 2021 primarily due to declining depreciation expense impacts from prior residual value estimate changes, as well as higher lease results and commercial rental pricing and utilization, as the prior year rental utilization was negatively impacted by COVID-19. Gross margin as a percentage of revenue, which includes the negative impact of prior residual value estimate changes, increased to 22% in the first quarter of 2021.

Services

	Three months ended March 31,		Change 2021/2020
	2021	2020	Three Months
	(In thousands)
Services revenue	$1,165,488	$1,112,188	5%
Cost of services	999,792	954,429	5%
Gross margin	$165,696	$157,759	5%
Gross margin %	14%	14%

Services revenue represents all the revenues associated with our SCS and DTS business segments, as well as SelectCare and fleet support services associated with our FMS business segment. Services revenue increased 5% in the first quarter of 2021 due to an increase in revenue in SCS, which was negatively impacted by COVID-19 in the prior year. This increase was partially offset by a decrease in revenue in DTS as compared to the prior year period.

Cost of services represents the direct costs related to services revenue and is primarily comprised of salaries and employee-related costs, subcontracted transportation (purchased transportation from third parties), fuel, vehicle liability costs and maintenance costs. Cost of services increased 5% in the first quarter of 2021 primarily due to the growth in revenues.

Services gross margin increased 5% in the first quarter of 2021 primarily due to the increase in revenue. Gross margin as a percentage of revenue remained flat at 14% in the first quarter of 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Fuel

	Three months ended March 31,		Change 2021/2020
	2021	2020	Three Months
	(In thousands)
Fuel services revenue	$115,712	$121,362	(5)%
Cost of fuel services	114,706	120,449	(5)%
Gross margin	$1,006	$913	10%
Gross margin %	1%	1%

Fuel services revenue represents fuel services provided to our FMS customers. Fuel services revenue decreased 5% in the first quarter of 2021 primarily reflecting lower gallons sold, partially offset by higher fuel prices passed through to customers.

Cost of fuel services includes the direct costs associated with providing our customers with fuel. These costs include fuel, salaries and employee-related costs of fuel island attendants and depreciation of our fueling facilities and equipment. Cost of fuel services decreased 5% in the first quarter of 2021 as a result of lower gallons sold, partially offset by higher fuel prices.

Fuel services gross margin increased 10% in the first quarter of 2021. Fuel services gross margin as a percentage of revenue remained flat at 1% in the first quarter of 2021. Fuel is largely a pass-through to customers for which we realize minimal changes in margin during periods of steady market fuel prices. However, fuel services margin is impacted by sudden increases or decreases in market fuel prices during a short period of time, as customer pricing for fuel is established based on trailing market fuel costs. Fuel services gross margin for the first quarter of 2021 was not significantly impacted by these price change dynamics as fuel prices fluctuated during the period.

Other Operating Expenses

	Three months ended March 31,		Change 2021/2020
	2021	2020	Three Months
	(In thousands)
Other operating expenses	$33,900	$33,565	1%

Other operating expenses include costs related to our owned and leased facilities within the FMS segment, such as facility depreciation, rent, purchased insurance, utilities and taxes. These facilities are utilized to provide maintenance to our ChoiceLease, commercial rental, and SelectCare customers. Other operating expenses remained relatively flat in the first quarter of 2021.

Selling, General and Administrative Expenses

	Three months ended March 31,		Change 2021/2020
	2021	2020	Three Months
	(In thousands)
Selling, general and administrative expenses (SG&A)	$241,742	$224,119	8%
Percentage of total revenue	11%	10%

SG&A expenses increased 8% in the first quarter of 2021. The increase in SG&A expenses in the first quarter of 2021 primarily reflects higher incentive compensation-related expenses due to improved company performance, partially offset by lower bad debt expense. SG&A expenses as a percentage of total revenue increased to 11% for the first quarter of 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Non-Operating Pension Costs, Net

	Three months ended March 31,		Change 2021/2020
	2021	2020	Three Months
	(In thousands)
Non-operating pension costs, net	$(9)	$1,221	NM

Non-operating pension costs, net include the amortization of net actuarial loss and prior service cost, interest cost and expected return on plan assets components of pension and postretirement benefit costs, as well as any significant charges for settlements or curtailments if recognized.

Used Vehicle Sales, Net

	Three months ended March 31,		Change 2021/2020
	2021	2020	Three Months
	(In thousands)
(Gains) losses on used vehicle sales, net	$(28,851)	$20,684	NM

Used vehicle sales, net includes gains or losses from sales of used vehicles, selling costs associated with used vehicles and write-downs of vehicles held for sale to fair market values (referred to as "valuation adjustments"). Used vehicle sales, net was a gain of $29 million in the first quarter of 2021 as compared to a loss of $21 million in the prior year period due to higher gains on sales of used vehicles and lower valuation adjustments.

Average proceeds per unit for tractors and trucks in the first quarter of 2021 increased from the prior year reflecting higher retail pricing and higher sales volumes in the retail markets as compared to the prior year. The following table presents the used vehicle pricing changes compared with the prior year period:

Proceeds per unit change 2021/2020 (1)
Three Months

Tractors	25%
Trucks	35%
————————————
(1) Represents percentage change compared to prior year period in average sales proceeds on used vehicle sales using constant currency.

Interest expense

	Three months ended March 31,		Change 2021/2020
	2021	2020	Three Months
	(In thousands)
Interest expense	$54,706	$62,566	(13)%
Effective interest rate	3.4%	3.1%

Interest expense decreased 13% in the first quarter of 2021 primarily reflecting lower average outstanding debt partially offset by a higher portion of fixed rate debt. The decrease in average outstanding debt reflects lower vehicle capital spending in 2020 and lower borrowings under our trade receivable program and global revolving credit facility in 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Miscellaneous income, net

	Three months ended March 31,		Change 2021/2020
	2021	2020	Three Months
	(In thousands)
Miscellaneous (income) loss, net	$(5,434)	$8,668	NM

Miscellaneous (income) loss, net consists of investment income on securities used to fund certain benefit plans, interest income, gains on sales of operating property, foreign currency transaction remeasurement and other non-operating items. Miscellaneous (income) loss, net was income of $5 million in the first quarter of 2021 as compared to a loss of $9 million in the prior year primarily due to higher rabbi trust investment income in 2021 and foreign currency transaction remeasurement losses in 2020.

Restructuring and other items, net

	Three months ended March 31,		Change 2021/2020
	2021	2020	Three Months
	(In thousands)
Restructuring and other items, net	$10,659	$30,947	(66)%

Refer to Note 15, "Other Items Impacting Comparability," in the Notes to Condensed Consolidated Financial Statements for a discussion of restructuring charges and other items.

Provision for (benefit from) income taxes

	Three months ended March 31,		Change 2021/2020
	2021	2020	Three Months
	(In thousands)
Provision for (benefit from) income taxes	$18,683	$(4,505)	NM
Effective tax rate from continuing operations	26.6%	(4.0)%
Comparable tax rate on continuing operations (1)	26.0%	(20.6)%
————————————
(1)Non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.

We recorded expense of $19 million in the first quarter of 2021 as compared to a benefit of $5 million in the prior year. The tax rate in the prior year was impacted by the recognition of a valuation allowance of $13 million related to our U.K. deferred tax assets, as well as the reduction of earnings due to accelerated depreciation charges and the COVID-19 economic effects. In addition, we recorded a charge of $7 million related to expiring state net operating losses in the prior year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
OPERATING RESULTS BY BUSINESS SEGMENT

	Three months ended March 31,		Change 2021/2020
	2021	2020	Three Months
	(In thousands)
Revenue:
Fleet Management Solutions	$1,335,485	$1,340,237	—%
Supply Chain Solutions	706,700	628,447	12%
Dedicated Transportation Solutions	320,507	334,888	(4)%
Eliminations	(141,070)	(142,266)	1%
Total	$2,221,622	$2,161,306	3%

Operating Revenue: (1)
Fleet Management Solutions	$1,168,113	$1,157,544	1%
Supply Chain Solutions	502,598	467,311	8%
Dedicated Transportation Solutions	236,839	236,685	—%
Eliminations	(90,187)	(90,293)	—%
Total	$1,817,363	$1,771,247	3%

Earnings (loss) from continuing operations before income taxes:
Fleet Management Solutions	$63,402	$(114,574)	NM
Supply Chain Solutions	32,957	31,025	6%
Dedicated Transportation Solutions	12,982	12,180	7%
Eliminations	(12,274)	(10,069)	(22)%
	97,067	(81,438)	NM
Unallocated Central Support Services	(18,432)	(9,386)	(96)%
Non-operating pension costs, net	9	(1,221)	NM
Other items impacting comparability, net (2)	(8,377)	(21,589)	61%
Earnings (loss) from continuing operations before income taxes	$70,267	$(113,634)	NM
————————————
(1)Non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.
(2)Refer to Note 15, "Other Items Impacting Comparability," and below for a discussion of items excluded from our primary measure of segment performance.

As part of management’s evaluation of segment operating performance, we define the primary measurement of our segment financial performance as segment “Earnings (loss) from continuing operations before income taxes” (EBT), which includes an allocation of Central Support Services (CSS), and excludes non-operating pension costs, net and certain other items as discussed in Note 15, "Other Items Impacting Comparability," in the Notes to Condensed Consolidated Financial Statements. CSS represents those costs incurred to support all business segments, including finance and procurement, corporate services, human resources, information technology, public affairs, legal, marketing, and corporate communications.

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

The following table sets forth the benefits from equipment contribution included in EBT for our SCS and DTS business segments:

	Three months ended March 31,		Change 2021/2020
	2021	2020	Three Months
	(In thousands)
Equipment Contribution:
Supply Chain Solutions	$5,223	$4,560	15%
Dedicated Transportation Solutions	7,051	5,509	28%
Total (1)	$12,274	$10,069	22%
————————————
(1)Total amount is also included in FMS EBT.

The increase in SCS and DTS equipment contribution in the first quarter of 2021 is primarily related to a declining impact associated with the prior residual value estimate changes on vehicles used to provide services to SCS and DTS customers.

Items excluded from our segment EBT measure and their classification within our Condensed Consolidated Statements of Earnings are as follows:

		Three months ended March 31,
Description	Classification	2021	2020
		(In thousands)
Restructuring and other, net (1)	Restructuring and other items, net	$(3,028)	$(20,621)
ERP implementation costs (1)	Restructuring and other items, net	(7,631)	(10,326)
Gains on sale of properties (1)	Miscellaneous (income) loss, net	1,505	—
ChoiceLease liability insurance revenue (1)	Revenue	777	9,358
Other items impacting comparability, net		(8,377)	(21,589)
Non-operating pension costs, net (2)	Non-operating pension costs, net	9	(1,221)
		$(8,368)	$(22,810)
———————————
(1)Refer to Note 15, “Other Items Impacting Comparability,” in the Notes to Condensed Consolidated Financial Statements for additional information.
(2)Refer to Note 14, "Employee Benefit Plans," in the Notes to Condensed Consolidated Financial Statements for additional information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Fleet Management Solutions

	Three months ended March 31,		Change 2021/2020
	2021	2020	Three Months
	(In thousands)
ChoiceLease	$797,088	$792,206	1%
SelectCare	130,668	136,146	(4)%
Commercial rental	223,009	205,766	8%
Other	17,348	23,426	(26)%
Fuel services revenue	166,595	173,335	(4)%
ChoiceLease liability insurance revenue (1)	777	9,358	(92)%
FMS total revenue (2)	$1,335,485	$1,340,237	—%

FMS operating revenue (3)	$1,168,113	$1,157,544	1%

FMS EBT	$63,402	$(114,574)	NM

FMS EBT as a % of FMS total revenue	4.7%	(8.5)%	NM

FMS EBT as a % of FMS operating revenue (3)	5.4%	(9.9)%	NM

	Twelve months ended March 31,		Change 2021/2020
	2021	2020
FMS EBT as a % of FMS total revenue	0.7%	(4.4)%	NM

FMS EBT as a % of FMS operating revenue (3)	0.8%	(5.2)%	NM
————————————
(1)In the first quarter of 2020, we announced our plan to exit the extension of our liability insurance coverage for ChoiceLease customers. The exit of this program was completed in the first quarter of 2021.
(2)Includes intercompany fuel sales from FMS to SCS and DTS.
(3)Non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.

The following table summarizes the components of the change in FMS revenue on a percentage basis versus the prior year:

	Three months ended March 31, 2021
	Total	Operating (1)
Organic, including price and volume	—%	—%
Fuel	(1)%	—%
Foreign exchange	1%	1%
Net increase (decrease)	—%	1%
 ————————————
(1)Non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
The following table provides commercial rental statistics on our global fleet:

	Three months ended March 31,		Change 2021/2020
	2021	2020	Three Months
	(In thousands)
Rental revenue from non-lease customers (1)	$152,185	$125,285	21%
Rental revenue from lease customers (2)	$70,824	$80,481	(12)%
Average commercial rental power fleet size — in service (3) (4)	29,400	33,400	(12)%
Commercial rental utilization — power fleet (3) (4)	72.9%	64.4%	850 bps
————————————
(1)Also includes additional vehicles rented to lease customers, incremental to the lease fleet.
(2)Represents revenue from rental vehicles provided to our existing ChoiceLease customers, generally in place of a lease vehicle.
(3)Number of units rounded to the nearest hundred and calculated using quarterly average unit counts. Rental utilization is calculated using the number of days units are rented divided by the number of days units available to rent based on the days in a calendar year.
(4)Excluding trailers.
FMS total revenue remained flat at $1.3 billion in the first quarter of 2021 primarily due to higher operating revenue offset by lower ChoiceLease liability insurance revenue as the product was fully exited in the first quarter of 2021, as well as lower fuel revenue. FMS operating revenue in the first quarter remained relatively flat primarily due to an increase in commercial rental revenue and positive impacts from foreign currency offset by decreases in SelectCare and other revenue.

ChoiceLease revenue increased 1% in the first quarter of 2021 primarily due to positive impacts from foreign currency and higher prices on new vehicles partially offset by a smaller fleet. SelectCare revenue decreased 4% in the first quarter primarily due to less vehicles serviced as a result of lost business. Commercial rental revenue increased 8% in the first quarter primarily due to higher pricing. Fuel services revenue decreased 4% in the first quarter primarily reflecting lower gallons sold partially offset by higher fuel prices passed through to customers.

FMS EBT increased to earnings of $63 million in the first quarter of 2021 from a loss of $115 million in the prior year period. The increase reflects lower depreciation expense of $92 million resulting from residual value estimate changes in previous years, including higher used vehicle sales results, as well as higher lease and commercial rental results. Lease results increased due to the redeployment of non-revenue earning equipment and higher pricing. Higher commercial rental results were primarily due to higher pricing and increased utilization on a smaller average power fleet in the first quarter of 2021. Rental power fleet utilization increased to 72.9% from 64.4%, which included a negative impact from COVID-19, in the prior year. EBT in the first quarter of 2021 also benefited from lower maintenance costs and lower bad debt expense. In 2020, EBT was negatively impacted by COVID-19 including lower incremental rental performance and the need for higher bad debt expense.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Our global fleet of owned and leased revenue earning equipment and SelectCare vehicles, including vehicles under on-demand maintenance, is summarized as follows (number of units rounded to the nearest hundred):

				Change
	March 31, 2021	December 31, 2020	March 31, 2020	Mar 2021/ Dec 2020	Mar 2021/ Mar 2020
End of period vehicle count
By type:
Trucks (1)	76,100	77,300	84,800	(2)%	(10)%
Tractors (2)	71,900	73,300	81,600	(2)%	(12)%
Trailers and other (3)	43,500	44,100	46,300	(1)%	(6)%
Total	191,500	194,700	212,700	(2)%	(10)%

By product line:
ChoiceLease	147,300	149,600	158,800	(2)%	(7)%
Commercial rental	35,600	35,000	39,600	2%	(10)%
Service vehicles and other	2,400	2,400	2,700	—%	(11)%
	185,300	187,000	201,100	(1)%	(8)%
Held for sale	6,200	7,700	11,600	(19)%	(47)%
Total	191,500	194,700	212,700	(2)%	(10)%

Customer vehicles under SelectCare contracts (4)	52,300	50,300	56,900	4%	(8)%

Quarterly average vehicle count
By product line:
ChoiceLease	148,800	150,400	159,600	(1)%	(7)%
Commercial rental	35,000	35,100	40,500	—%	(14)%
Service vehicles and other	2,400	2,500	2,700	(4)%	(11)%
	186,200	188,000	202,800	(1)%	(8)%
Held for sale	6,800	9,000	10,300	(24)%	(34)%
Total	193,000	197,000	213,100	(2)%	(9)%

Customer vehicles under SelectCare contracts (4)	51,200	52,700	56,400	(3)%	(9)%
Customer vehicles under SelectCare on-demand (5)	6,700	6,400	8,100	5%	(17)%
Total vehicles serviced	250,900	256,100	277,600	(2)%	(10)%
————————————
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
The following table provides information on our global active ChoiceLease fleet (number of units rounded to nearest hundred):

				Change
	March 31, 2021	December 31, 2020	March 31, 2020	Mar 2021/ Dec 2020	Mar 2021/ Mar 2020

End of period active ChoiceLease vehicle count (1)	141,800	142,300	148,400	—%	(4)%

Quarterly average active ChoiceLease vehicle count (1)	142,100	143,100	148,200	(1)%	(4)%
Quarterly revenue per active ChoiceLease vehicle(2)	$5,600	$5,700	$5,300	(2)%	6%

————————————
(1)Active ChoiceLease vehicles are calculated as those units currently earning revenue and not classified as not yet earning or no longer earning units.
(2)Calculated based on the reported quarterly ChoiceLease revenue.

The following table provides a breakdown of our non-revenue earning equipment included in our end of period global fleet count (number of units rounded to nearest hundred):

				Change
	March 31, 2021	December 31, 2020	March 31, 2020	Mar 2021/ Dec 2020	Mar 2021/ Mar 2020
Not yet earning revenue (NYE)	2,000	1,900	2,600	5%	(23)%

No longer earning revenue (NLE):
Units held for sale	6,200	7,700	11,600	(19)%	(47)%
Other NLE units	3,200	3,200	9,000	—%	(64)%
Total NLE	9,400	10,900	20,600	(14)%	(54)%
Total	11,400	12,800	23,200	(11)%	(51)%

NYE units represent new vehicles on hand that are being prepared for deployment to a lease customer or into the rental fleet. Preparations include activities such as adding lift gates, paint, decals, cargo area and refrigeration equipment. NYE units decreased 23% compared to March 31, 2020 reflecting lower lease sales.

NLE units represent vehicles held for sale and vehicles for which no revenue has been earned in the previous 30 days. Accordingly, these vehicles may be temporarily out of service, being prepared for sale or awaiting redeployment. NLE units decreased 54% compared to March 31, 2020 due to a lower number of vehicles being prepared for sale or redeployment and a decrease in units held for sale.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Supply Chain Solutions

	Three months ended March 31,		Change 2021/2020
	2021	2020	Three Months
	(In thousands)
Automotive	$171,872	$171,741	—%
Technology and healthcare	54,705	57,666	(5)%
Consumer packaged goods and retail	220,486	188,036	17%
Industrial and other	55,535	49,868	11%
Subcontracted transportation	180,134	135,728	33%
Fuel	23,968	25,408	(6)%
SCS total revenue	$706,700	$628,447	12%

SCS operating revenue (1)	$502,598	$467,311	8%

SCS EBT	$32,957	$31,025	6%
SCS EBT as a % of SCS total revenue	4.7%	4.9%	(20) bps

SCS EBT as a % of SCS operating revenue (1)	6.6%	6.6%	— bps

Memo:
Average fleet	9,400	9,600	(2)%

	Twelve months ended March 31,		Change 2021/2020
	2021	2020
SCS EBT as a % of SCS total revenue	6.2%	5.7%	50 bps

SCS EBT as a % of SCS operating revenue (1)	8.5%	7.7%	80 bps
————————————
(1)Non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.

The following table summarizes the components of the change in SCS revenue on a percentage basis versus the prior year:

	Three months ended March 31, 2021
	Total	Operating (1)
Organic, including price and volume	5%	8%
Subcontracted transportation	7%	—%
Net increase (decrease)	12%	8%
————————————
(1)Non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.

SCS total revenue and operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation) increased 12% and 8%, respectively, in the first quarter of 2021. Total revenue increased primarily due to higher subcontracted transportation and operating revenue. Operating revenue increased primarily due to new business in our consumer packaged goods and retail and industrial businesses and higher volumes in our consumer packaged goods and retail business. Automotive revenue was flat as the plant shutdowns in the first quarter of 2021 related to weather and semiconductor shortages were offset by lower volumes in the prior year due to negative impacts of COVID-19.

SCS EBT increased 6% in the first quarter of 2021 primarily due to higher pricing and volumes. EBT also benefited from the estimated negative impacts of COVID-19, particularly in our automotive business, in the prior year period. These were partially offset by higher overhead expenses including continued investments in marketing and technology. In the prior year, SCS customer volumes in the automotive business significantly declined due to temporary production shutdowns beginning late in the first

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
quarter of 2020 related to the COVID-19 pandemic. While these operations restarted during the second quarter of 2020, this was followed by increased consumer demand in the second half of 2020, which helped contribute to a worldwide semiconductor supply shortage in early 2021 and impacted the production activity of our automotive customers in the first quarter of 2021. We expect this shortage to negatively impact our SCS results in 2021.

Dedicated Transportation Solutions

	Three months ended March 31,		Change 2021/2020
	2021	2020	Three Months
	(In thousands)
DTS total revenue	$320,507	$334,888	(4)%

DTS operating revenue (1)	$236,839	$236,685	—%

DTS EBT	$12,982	$12,180	7%
DTS EBT as a % of DTS total revenue	4.1%	3.6%	50 bps

DTS EBT as a % of DTS operating revenue (1)	5.5%	5.1%	40 bps

Memo:
Average fleet	9,700	9,400	3%

	Twelve months ended March 31,		Change 2021/2020
	2021	2020
DTS EBT as a % of DTS total revenue	6.1%	5.4%	70 bps

DTS EBT as a % of DTS operating revenue (1)	8.0%	7.8%	20 bps
————————————
(1)Non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.

The following table summarizes the components of the change in DTS revenue on a percentage basis versus the prior year:

	Three months ended March 31, 2021
	Total	Operating (1)
Organic including price and volume	—%	—%
Subcontracted transportation	(4)%	—%
Fuel	—%	—%
Net increase (decrease)	(4)%	—%
————————————
(1)Non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.

DTS total revenue decreased 4% in the first quarter of 2021 due to lower subcontracted transportation. DTS operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation) remained flat as compared to prior year as new business and higher pricing were offset by lower volumes.

DTS EBT increased 7% in the first quarter of 2021 due to improved operating performance partially offset by higher insurance costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Central Support Services

	Three months ended March 31,		Change 2021/2020
	2021	2020	Three Months
	(In thousands)
Human resources	$5,588	$5,853	(5)%
Finance and procurement	18,896	19,239	(2)%
Corporate services and public affairs	1,696	1,984	(15)%
Information technology	26,419	25,365	4%
Legal and safety	7,432	7,963	(7)%
Marketing	9,121	5,275	73%
Other	19,406	8,202	NM
Total CSS	88,558	73,881	20%
Allocation of CSS to business segments	(70,126)	(64,495)	9%
Unallocated CSS	$18,432	$9,386	NM

Total CSS costs increased 20% in the first quarter of 2021. Unallocated CSS was $18 million in the first quarter of 2021 as compared to $9 million in the prior year period. Both total and unallocated CSS costs increased primarily due to higher incentive compensation-related expenses in 2021 due to improved performance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
FINANCIAL RESOURCES AND LIQUIDITY
Cash Flows
The following is a summary of our cash flows from continuing operations:

	Three months ended March 31,
	2021	2020
	(In thousands)
Net cash provided by (used in):
Operating activities	$465,711	$438,586
Investing activities	(225,962)	(332,978)
Financing activities	(298,097)	217,620
Effect of exchange rate changes on cash	(1,202)	725
Net change in cash and cash equivalents	$(59,550)	$323,953

	Three months ended March 31,
	2021	2020
	(In thousands)
Net cash provided by operating activities
Earnings (loss) from continuing operations	$51,584	$(109,129)
Non-cash and other, net	496,839	599,779
Collections on sales-type leases	30,374	26,597
Changes in operating assets and liabilities	(113,086)	(78,661)
Cash flows from operating activities from continuing operations	$465,711	$438,586

Cash provided by operating activities increased to $466 million in the three months ended March 31, 2021 compared with $439 million in 2020 reflecting higher earnings. Our working capital needs are primarily driven by the timing of collections of our receivables and payments of our trade payables, as well as changes in other assets and liabilities. The unfavorable impact from changes in operating assets and liabilities was primarily due to higher insurance-related payments and recognition of deferred revenue in 2021. Cash used in investing activities decreased to $226 million in the three months ended March 31, 2021 compared with $333 million in 2020 primarily due to higher proceeds from the sale of revenue earning equipment and a decrease in cash paid for capital expenditures. Cash provided by (used in) financing activities was ($298) million in the three months ended March 31, 2021 compared to $218 million in 2020 due to lower borrowing needs.

The following table shows our free cash flow computation:

	Three months ended March 31,
	2021	2020
	(In thousands)
Net cash provided by operating activities	$465,711	$438,586
Sales of revenue earning equipment (1)	154,144	101,099
Sales of operating property and equipment (1)	2,357	1,883
Other (1)	126	—
Total cash generated (2)	622,338	541,568
Purchases of property and revenue earning equipment (1)	(381,051)	(430,960)
Free cash flow (2)	$241,287	$110,608
————————————
(1)Included in cash flows from investing activities.
(2)Non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Free cash flow (a non-GAAP measure) increased to $241 million in the three months ended March 31, 2021 from $111 million in 2020 primarily due to higher proceeds from the sale of revenue earning equipment and a decrease in cash paid for capital expenditures and, to a lesser extent, higher cash flows from operations in 2021.

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

The following table provides a summary of gross capital expenditures:

	Three months ended March 31,
	2021	2020
	(In thousands)
Revenue earning equipment:
ChoiceLease	$217,113	$312,873
Commercial rental	157,743	52,886
	374,856	365,759
Operating property and equipment	31,779	26,231
Gross capital expenditures (1)	406,635	391,990
Changes in accounts payable related to purchases of property and revenue earning equipment	(25,584)	38,970
Cash paid for purchases of property and revenue earning equipment	$381,051	$430,960
————————————
(1)Gross capital expenditures excluded approximately $3 million and $4 million during the three months ended March 31, 2021 and 2020, respectively, of assets held under finance leases resulting from new or the extension of existing finance leases and other additions.

Gross capital expenditures increased 4% to $407 million in the first quarter of 2021 reflecting higher planned investments in the rental fleet, partially offset by lower lease expenditures as compared to the prior year period.

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

Cash and cash equivalents totaled $92 million as of March 31, 2021. As of March 31, 2021, approximately $54 million was held outside the U.S. and is available to fund operations and other growth of non-U.S. subsidiaries. If we decide to repatriate cash and cash equivalents held outside the U.S., we may be subject to additional income taxes and foreign withholding taxes. However, our intent is to permanently reinvest these foreign amounts outside the U.S. and our current plans do not demonstrate a need to repatriate these foreign amounts to fund our U.S. operations.

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

Refer to Note 9, “Debt,” in the Notes to Condensed Consolidated Financial Statements for information on our net worth covenant, global revolving credit facility, trade receivables program, medium-term notes, and asset-backed financing obligations.

Our ability to access unsecured debt in the capital markets is impacted by both our short-term and long-term debt ratings. These ratings are intended to provide guidance to investors in determining the credit risk associated with our particular securities based on current information obtained by the rating agencies from us or from other sources. Ratings are not recommendations to buy, sell or hold our debt securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Lower ratings generally result in higher borrowing costs, as well as reduced access to unsecured capital markets. A significant downgrade of our short-term debt ratings would impair our ability to issue commercial paper and likely require us to rely on alternative funding sources. A significant downgrade would not affect our ability to borrow amounts under our global revolving credit facility described below, assuming ongoing compliance with the terms and conditions of the credit facility.

Our debt ratings and rating outlooks at March 31, 2021 were as follows:

Rating Summary
	Short-term	Short-term Outlook	Long-term	Long-term Outlook
Standard & Poor’s Ratings Services	A2	—	BBB	Stable
Moody’s Investors Service	P2	Stable	Baa2	Stable
Fitch Ratings	F2	—	BBB+	Negative
DBRS	R-1 (Low)	Negative	A (Low)	Negative

As of March 31, 2021, we had the following amounts available to fund operations under the following facilities:

(In millions)
Global revolving credit facility	$1,253
Trade receivables program	$300

In accordance with our funding philosophy, we attempt to align the aggregate average remaining re-pricing life of our debt with the aggregate average remaining re-pricing life of our assets. We utilize both fixed-rate and variable-rate debt to achieve this alignment and generally target a mix of 20% - 40% variable-rate debt as a percentage of total debt outstanding. The variable-rate portion of our total debt (including notional value of swap agreements) was 7% and 9% as of March 31, 2021 and December 31, 2020, respectively.

Our debt to equity ratio was 280% and 293% as of March 31, 2021 and December 31, 2020, respectively. The debt to equity ratio represents total debt divided by total equity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Share Repurchases and Cash Dividends

Refer to Note 10, “Share Repurchase Programs,” in the Notes to Condensed Consolidated Financial Statements for a discussion of share repurchases.

In both February 2021 and 2020, our Board of Directors declared a quarterly cash dividend of $0.56 per share of common stock. The dividends were paid during the first quarter of each respective year.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 2, “Recent Accounting Pronouncements," in the Notes to Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.

NON-GAAP FINANCIAL MEASURES

This Quarterly Report on Form 10-Q includes information extracted from condensed consolidated financial information, but not required by generally accepted accounting principles in the United States (GAAP) to be presented in the financial statements. Certain elements of this information are considered “non-GAAP financial measures” as defined by SEC rules. Non-GAAP financial measures should be considered in addition to, but not as a substitute for or superior to, other measures of financial performance or liquidity prepared in accordance with GAAP. Also, our non-GAAP financial measures may not be comparable to financial measures used by other companies. We provide a reconciliation of each of these non-GAAP financial measures to the most comparable GAAP measure in this non-GAAP financial measures section or in our results and liquidity discussions above. We also provide the reasons why management believes each non-GAAP financial measure is useful to investors in this section.

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

ChoiceLease liability insurance: We exclude ChoiceLease liability insurance as we announced our plan in the first quarter of 2020 to exit the extension of our liability insurance coverage for ChoiceLease customers. The exit of this program was completed in the first quarter of 2021. We are excluding the revenues associated with this program for better comparability of our on-going operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Comparable Earnings Measures:
Comparable Earnings (Loss) before Income Taxes (EBT) Comparable Earnings (Loss) Comparable Earnings (Loss) per Diluted Common Share (EPS) Comparable Tax Rate Adjusted Return on Equity (ROE)
Comparable EBT, comparable earnings and comparable EPS are defined, respectively, as GAAP EBT, earnings and EPS, all from continuing operations, excluding (1) non-operating pension costs, net and (2) any other significant items that are not representative of our business operations. We believe these comparable earnings measures provide useful information to investors and allow for better year-over-year comparison of operating performance.

Non-operating pension costs, net: Our comparable earnings measures exclude non-operating pension costs, which include the amortization of net actuarial loss and prior service cost, interest cost and expected return on plan assets components of pension and postretirement benefit costs, as well as any significant charges for settlements or curtailments if recognized. We exclude non-operating pension costs, net because we consider these to be impacted by financial market performance and outside the operational performance of our business.

Other Items Impacting Comparability: Our comparable and adjusted earnings measures also exclude other significant items that are not representative of our business operations as detailed in the reconciliation table below. These other significant items vary from period to period and, in some periods, there may be no such significant items.

Comparable tax rate is computed using the same methodology as the GAAP provision for income taxes. Income tax effects of non-GAAP adjustments are calculated based on the marginal tax rates to which the non-GAAP adjustments are related.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Comparable Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)
Comparable EBITDA is defined as net earnings (loss), first adjusted to exclude discontinued operations and the following items, all from continuing operations: (1) non-operating pension costs, net and (2) any other items that are not representative of our business operations (these items are the same items that are excluded from comparable earnings measures for the relevant periods as described immediately above) and then adjusted further for (1) interest expense, (2) income taxes, (3) depreciation, (4) used vehicle sales results and (5) amortization.

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

Comparable EBITDA should not be considered as an alternative to net earnings (loss), earnings (loss) from continuing operations before income taxes or earnings (loss) from continuing operations determined in accordance with GAAP, as an indicator of the Company’s operating performance, as an alternative to cash flows from operating activities (determined in accordance with GAAP), as an indicator of cash flows, or as a measure of liquidity.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
The following table provides a reconciliation of GAAP earnings (loss) before taxes (EBT), earnings (loss), and earnings (loss) per diluted share (Diluted EPS) from continuing operations to comparable EBT, comparable earnings, and comparable EPS. Certain items included in EBT, earnings, and diluted EPS from continuing operations have been excluded from our comparable EBT, comparable earnings and comparable diluted EPS measures. The following table lists a summary of these items, which are discussed in more detail throughout our MD&A and within the Notes to Condensed Consolidated Financial Statements:

	Continuing Operations
	Three months ended March 31,
	2021	2020
	(In thousands, except per share amounts)
EBT	$70,267	$(113,634)
Non-operating pension costs, net	(9)	1,221
Restructuring and other, net (1)	3,028	20,621
ERP implementation costs (1)	7,631	10,326
Gains on sale of properties (1)	(1,505)	—
ChoiceLease liability insurance revenue (1)	(777)	(9,358)
Comparable EBT	$78,635	$(90,824)

Earnings (loss)	$51,584	$(109,129)
Non-operating pension costs, net	(755)	100
Restructuring and other, net (including ChoiceLease liability insurance results) (1)	2,579	8,898
ERP implementation costs (1)	5,666	7,664
Gains on sale of properties (1)	(1,187)	—
Tax adjustments, net (2)	303	20,363
Comparable Earnings	$58,190	$(72,104)

Diluted EPS	$0.97	$(2.09)
Non-operating pension costs, net	(0.01)	—
Restructuring and other, net (including ChoiceLease liability insurance results) (1)	0.03	0.17
ERP implementation costs (1)	0.11	0.15
Gains on sale of properties (1)	(0.02)	—
Tax adjustments, net (2)	0.01	0.39
Comparable EPS	$1.09	$(1.38)
————————————
(1)Refer to Note 15, “Other Items Impacting Comparability,” in the Notes to Condensed Consolidated Financial Statements for additional information.
(2)Refer to the reconciliation of the comparable provision for income taxes table below for information on adjustments related to tax matters.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

The following table provides a reconciliation of the provision for income taxes and effective tax rate to the comparable provision for income taxes and comparable tax rate:

	Three months ended March 31,
	2021	2020
	(In thousands)
Provision for (benefit from) income taxes	$18,683	$(4,505)
Tax adjustments, net (2)	(303)	(20,363)
Income tax effects of non-GAAP adjustments (1)	2,065	6,148
Comparable provision for (benefit from) income taxes (1)	$20,445	$(18,720)

Effective tax rate on continuing operations (3)	26.6%	(4.0)%
Tax adjustments and income tax effects of non-GAAP adjustments (1) (2)	(0.6)%	(16.6)%
Comparable tax rate on continuing operations (1) (3)	26.0%	(20.6)%
————————————
(1)The comparable provision for income taxes is computed using the same methodology as the GAAP provision of income taxes. Income tax effects of non-GAAP adjustments are calculated based on the marginal tax rates to which the non-GAAP adjustments are related.
(2)In the first quarter of 2021, we recorded tax expense related to expiring state net operating losses. In the first quarter of 2020, we recorded tax expenses of $7 million and $13 million related to expiring state net operating losses and a valuation allowance on our U.K. deferred tax assets, respectively.
(3)The effective tax rate on continuing operations and comparable tax rate are based on EBT and comparable EBT, respectively, found on the previous page.

The following table provides a reconciliation of earnings (loss) to comparable EBITDA:

	Three months ended March 31,
	2021	2020
	(In thousands)
Net earnings (loss)	$50,825	$(109,613)
(Earnings) loss from discontinued operations, net of tax	759	484
Provision for (benefit from) income taxes	18,683	(4,505)
EBT	70,267	(113,634)
Non-operating pension costs, net	(9)	1,221
Other items impacting comparability, net (1)	8,377	21,589
Comparable EBT	78,635	(90,824)
Interest expense	54,706	62,566
Depreciation	461,161	523,223
Used vehicle sales, net (2) (3)	(28,851)	20,684
Amortization	1,764	2,045
Comparable EBITDA(3)	$567,415	$517,694

————————————
(1)Refer to the table above in the Operating Results by Segment for a discussion on items excluded from our comparable measures and their classification within our Condensed Consolidated Statements of Earnings and Note 15,“Other Items Impacting Comparability” in the Notes to Condensed Consolidated Financial Statements for additional information.
(2)Refer to Note 5, "Revenue Earning Equipment, net," in the Notes to Condensed Consolidated Financial Statements for additional information.
(3)Comparable EBITDA has been recast to exclude gains/losses from the sale of used vehicles.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
The following table provides a reconciliation of total revenue to operating revenue:

	Three months ended March 31,
	2021	2020
	(In thousands)
Total revenue	$2,221,622	$2,161,306
Subcontracted transportation	(231,271)	(201,953)
Fuel	(172,211)	(178,748)
ChoiceLease liability insurance revenue (1)	(777)	(9,358)
Operating revenue	$1,817,363	$1,771,247

————————————
(1)In the first quarter of 2020, we announced our plan to exit the extension of our liability insurance coverage for ChoiceLease customers. The exit of this program was completed in the first quarter of 2021.

The following table provides a reconciliation of FMS total revenue to FMS operating revenue:

	Three months ended March 31,		Twelve months ended March 31,
	2021	2020	2021	2020
	(In thousands)
FMS total revenue	$1,335,485	$1,340,237	$5,165,715	$5,560,041
Fuel (1)	(166,595)	(173,335)	(562,334)	(781,831)
ChoiceLease liability insurance revenue (2)	(777)	(9,358)	(15,236)	(36,098)
FMS operating revenue	$1,168,113	$1,157,544	$4,588,145	$4,742,112

FMS EBT	$63,402	$(114,574)	$36,019	$(245,759)
FMS EBT as a % of FMS total revenue	4.7%	(8.5)%	0.7%	(4.4)%
FMS EBT as a % of FMS operating revenue	5.4%	(9.9)%	0.8%	(5.2)%
————————————
(1)Includes intercompany fuel sales from FMS to DTS and SCS.
(2)In the first quarter of 2020, we announced our plan to exit the extension of our liability insurance coverage for ChoiceLease customers. The exit of this program was completed in the first quarter of 2021.

The following table provides a reconciliation of SCS total revenue to SCS operating revenue:

	Three months ended March 31,		Twelve months ended March 31,
	2021	2020	2021	2020
	(In thousands)
SCS total revenue	$706,700	$628,447	$2,622,673	$2,544,047
Subcontracted transportation	(180,134)	(135,728)	(638,343)	(562,411)
Fuel	(23,968)	(25,408)	(78,677)	(111,449)
SCS operating revenue	$502,598	$467,311	$1,905,653	$1,870,187

SCS EBT	$32,957	$31,025	$161,872	$143,768
SCS EBT as a % of SCS total revenue	4.7%	4.9%	6.2%	5.7%
SCS EBT as a % of SCS operating revenue	6.6%	6.6%	8.5%	7.7%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

The following table provides a reconciliation of DTS total revenue to DTS operating revenue:

	Three months ended March 31,		Twelve months ended March 31,
	2021	2020	2021	2020
	(In thousands)
DTS total revenue	$320,507	$334,888	$1,214,993	$1,402,750
Subcontracted transportation	(51,137)	(66,225)	(176,819)	(288,914)
Fuel	(32,531)	(31,978)	(108,773)	(140,077)
DTS operating revenue	$236,839	$236,685	$929,401	$973,759

DTS EBT	$12,982	$12,180	$74,244	$75,917
DTS EBT as a % of DTS total revenue	4.1%	3.6%	6.1%	5.4%
DTS EBT as a % of DTS operating revenue	5.5%	5.1%	8.0%	7.8%

The following tables provide numerical reconciliations of net earnings to adjusted net earnings and average shareholders' equity to adjusted average shareholders' equity (Adjusted ROE), and of the non-GAAP elements used to calculate the adjusted return on equity to the corresponding GAAP measures:

	Twelve months ended March 31,
	2021	2020
	(In thousands)
Net earnings (loss) (12-month rolling period)	$38,189	$(179,384)
Other items impacting comparability, net (4)	77,168	53,365
Income taxes (1)	4,856	(45,721)
Adjusted earnings (loss) before income taxes	120,213	(171,740)
Adjusted income taxes (2)	(18,657)	53,243
Adjusted net earnings (loss) [A]	$101,556	$(118,497)

Average shareholders’ equity	$2,217,505	$2,474,100
Average adjustments to shareholders’ equity (3)	54,758	17,738
Adjusted average shareholders’ equity [B]	$2,272,263	$2,491,838
Adjusted return on equity [A/B]	4.5%	(4.8)%

————————————
(1)Includes income taxes on discontinued operations.
(2)Represents provision for income taxes plus income taxes on other items impacting comparability.
(3)Represents the impact of other items impacting comparability, net of tax, to equity for the respective period.
(4)Refer to the table below for a composition of Other items impacting comparability, net for the 12-month rolling period:

	Twelve months ended March 31,
	2021	2020
	(In thousands)
Restructuring and other, net	$58,772	$53,341
ERP Implementation costs	31,556	27,996
Gains on sale of properties	(6,923)	(18,614)
Early redemption of medium-term notes	8,999	—
ChoiceLease liability insurance revenue	(15,236)	(9,358)
Other items impacting comparability, net	$77,168	$53,365

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Forward-looking statements (within the meaning of the Federal Private Securities Litigation Reform Act of 1995) are statements that relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends concerning matters that are not historical facts. These statements are often preceded by or include the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “could,” “should” or similar expressions. This Quarterly Report contains forward-looking statements including, statements regarding:
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
•the expected pricing for used vehicles and vehicle replacement parts;
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
◦Decreases in freight demand that would impact both our transactional and variable-based contractual business.
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
•Competition:
◦Advances in technology may impact demand for our services or may require increased investments to remain competitive.
◦Competition from other service providers, who may have greater capital resources or lower capital costs, or from our customers, who may choose to provide services themselves.
◦Continued consolidation in the markets in which we operate, which may create large competitors with greater financial resources.
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
◦Sudden changes in fuel prices and fuel shortages.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
◦Higher prices for vehicles, diesel engines and fuel as a result of new regulations.
◦Higher than expected maintenance costs and lower than expected benefits associated with our maintenance initiatives.
◦Lower than expected revenue growth due to production delays at our automotive SCS customers, primarily related to the worldwide semiconductor supply shortage.
◦The inability of an OEM or supplier to provide vehicles or components, primarily related to the worldwide semiconductor supply shortage.
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
•Other risks detailed from time to time in our SEC filings including our 2020 Annual Report on Form 10-K and in “Item 1A.-Risk Factors” of this Quarterly Report.
New risk factors emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. As a result, we cannot provide assurance as to our future results or achievements. You should not place undue reliance on the forward-looking statements contained herein, which speak only as of the date of this Quarterly Report. We do not intend, or assume any obligation, to update or revise any forward-looking statements contained in this Quarterly Report, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to Ryder’s exposures to market risks since December 31, 2020. Please refer to the 2020 Annual Report on Form 10-K for a complete discussion of Ryder’s exposures to market risks.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

As of the end of the first quarter of 2021, we carried out an evaluation, under the supervision and with the participation of management, including Ryder’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the first quarter of 2021, Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective.

Changes in Internal Controls over Financial Reporting

During the three months ended March 31, 2021, there were no changes in Ryder’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect such internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of our material pending legal proceedings, please see Item 1, Note 16, “Contingencies and Other Matters,” in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

To our knowledge and except to the extent additional factual information disclosed in this Quarterly Report on Form 10-Q relates to such risk factors, there have been no material changes in the risk factors described in “Item 1A. Risk Factors” in our Form 10-K for the year ended December 31, 2020, filed with the SEC on February 19, 2021. Our operations could also be affected by additional risk factors that are not presently known to us or by factors that we currently consider not material to our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases we made of our common stock during the three months ended March 31, 2021:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Anti-Dilutive Program (2)
January 1 through January 31, 2021	9,194	$61.76	—	863,002
February 1 through February 28, 2021	418,003	67.07	287,957	575,045
March 1 through March 31, 2021	143	75.48	—	575,045
Total	427,340	$66.96	287,957
 ————————————
(1)During the three months ended March 31, 2021, we purchased an aggregate of 139,383 shares of our common stock in employee-related transactions. Employee-related transactions may include: (i) shares of common stock withheld as payment for the exercise price of options exercised or to satisfy the employees' tax withholding liability associated with our share-based compensation programs and (ii) open-market purchases by the trustee of Ryder’s deferred compensation plans relating to investments by employees in our stock, one of the investment options available under the plans.
(2)In December 2019, our Board of Directors authorized a new share repurchase program intended to mitigate the dilutive impact of shares issued under our employee stock plans. Under the December 2019 program, we are authorized to repurchase up to 1.5 million shares of common stock issued to employees under our employee stock plans from December 1, 2019 to December 11, 2021. Share repurchases are made periodically in open-market transactions using the Company's working capital, and are subject to market conditions, legal requirements, and other factors. In addition, we have been granted the authority to establish prearranged written trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the repurchase program.

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

RYDER SYSTEM, INC.
(Registrant)

Date:	April 28, 2021	By:	/s/ SCOTT T. PARKER
Scott T. Parker
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	April 28, 2021	By:	/s/ CRISTINA GALLO-AQUINO
Cristina Gallo-Aquino
Senior Vice President and Controller
(Principal Accounting Officer)