Form 10-Q
period 2021-06-30
RYDER SYSTEM INC
filed 2021-07-28
CIK 85961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No   ☑
The number of shares of Ryder System, Inc. Common Stock outstanding at June 30, 2021 was 53,773,599.

RYDER SYSTEM, INC.
FORM 10-Q QUARTERLY REPORT

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(In thousands, except per share amounts)
Lease & related maintenance and rental revenues	$986,694	$868,660	$1,927,116	$1,796,416
Services revenue	1,276,140	942,267	2,441,628	2,054,455
Fuel services revenue	119,403	84,355	235,115	205,717
Total revenues	2,382,237	1,895,282	4,603,859	4,056,588

Cost of lease & related maintenance and rental	708,737	775,350	1,438,881	1,593,642
Cost of services	1,091,725	793,353	2,091,517	1,747,782
Cost of fuel services	109,450	77,980	224,156	198,429
Other operating expenses	33,481	29,849	67,381	63,414
Selling, general and administrative expenses	269,268	208,564	511,010	432,683
Non-operating pension costs, net	(373)	936	(382)	2,157
Used vehicle sales, net	(51,634)	9,488	(80,485)	30,172
Interest expense	54,155	67,285	108,861	129,851
Miscellaneous (income) loss, net	(43,812)	(9,946)	(49,246)	(1,278)
Restructuring and other items, net	7,667	37,200	18,326	68,147
	2,178,664	1,990,059	4,330,019	4,264,999

Earnings (loss) from continuing operations before income taxes	203,573	(94,777)	273,840	(208,411)
Provision for (benefit from) income taxes	54,005	(21,072)	72,688	(25,577)
Earnings (loss) from continuing operations	149,568	(73,705)	201,152	(182,834)
Loss from discontinued operations, net of tax	(463)	(394)	(1,222)	(878)
Net earnings (loss)	$149,105	$(74,099)	$199,930	$(183,712)

Earnings (loss) per common share — Basic
Continuing operations	$2.84	$(1.41)	$3.83	$(3.50)
Discontinued operations	(0.01)	(0.01)	(0.02)	(0.02)
Net earnings (loss)	$2.83	$(1.42)	$3.80	$(3.52)

Earnings (loss) per common share — Diluted
Continuing operations	$2.78	$(1.41)	$3.75	$(3.50)
Discontinued operations	(0.01)	(0.01)	(0.02)	(0.02)
Net earnings (loss)	$2.77	$(1.42)	$3.73	$(3.52)
See accompanying Notes to Condensed Consolidated Financial Statements.
Note: EPS amounts may not be additive due to rounding.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(In thousands)

Net earnings (loss)	$149,105	$(74,099)	$199,930	$(183,712)

Other comprehensive income (loss):
Changes in cumulative translation adjustment and unrealized losses from cash flow hedges	9,551	7,878	18,491	(76,742)

Amortization of pension and postretirement items	6,951	7,371	13,967	15,150
Income tax expense related to amortization of pension and postretirement items	(1,453)	(1,492)	(2,971)	(3,105)
Amortization of pension and postretirement items, net of taxes	5,498	5,879	10,996	12,045

Change in net actuarial loss and prior service cost	116	(4,539)	116	(4,539)
Income tax (expense) benefit related to change in net actuarial loss and prior service cost	(80)	1,087	(80)	1,087
Change in net actuarial loss and prior service cost, net of taxes	36	(3,452)	36	(3,452)

Other comprehensive income (loss), net of taxes	15,085	10,305	29,523	(68,149)

Comprehensive income (loss)	$164,190	$(63,794)	$229,453	$(251,861)
See accompanying Notes to Condensed Consolidated Financial Statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2021	December 31, 2020
	(In thousands, except share amounts)
Assets:
Current assets:
Cash and cash equivalents	$267,992	$151,294
Receivables, net	1,298,905	1,182,350
Inventories	62,707	61,191
Prepaid expenses and other current assets	159,260	200,694
Total current assets	1,788,864	1,595,529
Revenue earning equipment, net	8,531,099	8,777,015
Operating property and equipment, net of accumulated depreciation of $1,240,575 and $1,212,164	932,549	927,058
Goodwill	475,553	475,245
Intangible assets, net	39,814	43,216
Sales-type leases and other assets	1,135,157	1,113,891
Total assets	$12,903,036	$12,931,954

Liabilities and shareholders’ equity:
Current liabilities:
Short-term debt and current portion of long-term debt	$1,362,669	$516,581
Accounts payable	672,553	547,389
Accrued expenses and other current liabilities	1,020,832	989,178
Total current liabilities	3,056,054	2,053,148
Long-term debt	4,873,002	6,093,655
Other non-current liabilities	1,371,053	1,403,861
Deferred income taxes	1,184,713	1,125,733
Total liabilities	10,484,822	10,676,397

Commitments and contingencies (Note 16)
Shareholders’ equity:
Preferred stock, no par value per share — authorized, 3,800,917; none outstanding, June 30, 2021 and December 31, 2020	—	—
Common stock, $0.50 par value per share — authorized, 400,000,000; outstanding, June 30, 2021 — 53,773,599 and December 31, 2020 — 53,732,033	26,886	26,866
Additional paid-in capital	1,163,267	1,132,954
Retained earnings	2,015,743	1,912,942
Accumulated other comprehensive loss	(787,682)	(817,205)
Total shareholders’ equity	2,418,214	2,255,557
Total liabilities and shareholders’ equity	$12,903,036	$12,931,954
See accompanying Notes to Condensed Consolidated Financial Statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2021	2020
	(In thousands)
Cash flows from operating activities from continuing operations:
Net earnings (loss)	$199,930	$(183,712)
Less: Loss from discontinued operations, net of tax	(1,222)	(878)
Earnings (loss) from continuing operations	201,152	(182,834)
Depreciation expense	905,420	1,056,171
Used vehicle sales, net	(80,485)	30,172
Amortization expense and other non-cash charges, net	26	74,854
Non-cash lease expense	46,599	45,055
Non-operating pension costs, net and share-based compensation expense	22,912	12,787
Deferred income tax expense (benefit)	56,397	(36,148)
Collections on sales-type leases	62,778	54,724
Changes in operating assets and liabilities:
Receivables	(105,319)	69,212
Inventories	(1,422)	18,680
Prepaid expenses and other assets	945	(7,338)
Accounts payable	65,771	(54,434)
Accrued expenses and other non-current liabilities	(43,541)	17,884
Net cash provided by operating activities from continuing operations	1,131,233	1,098,785

Cash flows from investing activities from continuing operations:
Purchases of property and revenue earning equipment	(904,399)	(704,930)
Sales of revenue earning equipment	330,277	214,189
Sales of operating property and equipment	44,409	4,231
Other	(3,695)	(5,756)
Net cash used in investing activities from continuing operations	(533,408)	(492,266)

Cash flows from financing activities from continuing operations:
Net repayments of commercial paper and other	(198,560)	(603,086)
Debt proceeds	—	2,074,189
Debt repayments	(189,699)	(1,236,255)
Dividends on common stock	(60,826)	(60,155)
Common stock issued	20,552	1,240
Common stock repurchased	(48,978)	(11,924)
Other	(1,460)	(9,277)
Net cash provided by (used in) financing activities from continuing operations	(478,971)	154,732

Effect of exchange rate changes on cash and cash equivalents	(2,369)	(3,022)
Increase (decrease) in cash and cash equivalents from continuing operations	116,485	758,229
Increase (decrease) in cash and cash equivalents from discontinued operations	213	(344)
Increase (decrease) in cash and cash equivalents	116,698	757,885
Cash and cash equivalents at beginning of year	151,294	73,584
Cash and cash equivalents at end of period	$267,992	$831,469
See accompanying Notes to Condensed Consolidated Financial Statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

	Three months ended June 30, 2021
	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Amount	Shares	Par				Total
	(In thousands, except share amounts)
Balance as of April 1, 2021	$—	53,870,387	$26,935	$1,135,644	$1,919,875	$(802,767)	$2,279,687
Comprehensive income (loss)	—	—	—	—	149,105	15,085	164,190
Common stock dividends declared —$0.56 per share	—	—	—	—	(31,095)	—	(31,095)
Common stock issued under employee stock award and stock purchase plans and other	—	253,256	126	22,223	—	—	22,349
Common stock repurchases	—	(350,044)	(175)	(7,217)	(22,142)	—	(29,534)
Share-based compensation	—	—	—	12,617	—	—	12,617
Balance as of June 30, 2021	$—	53,773,599	$26,886	$1,163,267	$2,015,743	$(787,682)	$2,418,214

	Three months ended June 30, 2020
	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Amount	Shares	Par				Total
	(In thousands, except share amounts)
Balance as of April 1, 2020	$—	53,735,964	$26,867	$1,103,928	$2,026,886	$(914,945)	$2,242,736
Comprehensive income (loss)	—	—	—	—	(74,099)	10,305	(63,794)
Common stock dividends declared —$0.56 per share	—	—	—	—	(29,847)	—	(29,847)
Common stock issued under employee stock award and stock purchase plans and other	—	82,877	42	2,416	—	—	2,458
Share-based compensation	—	—	—	7,539	—	—	7,539
Balance as of June 30, 2020	$—	53,818,841	$26,909	$1,113,883	$1,922,940	$(904,640)	$2,159,092
See accompanying Notes to Condensed Consolidated Financial Statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

	Six months ended June 30, 2021
	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Amount	Shares	Par				Total
	(In thousands, except share amounts)
Balance as of January 1, 2021	$—	53,732,033	$26,866	$1,132,954	$1,912,942	$(817,205)	$2,255,557
Comprehensive income (loss)	—	—	—	—	199,930	29,523	229,453
Common stock dividends declared —$1.12 per share	—	—	—	—	(61,664)	—	(61,664)
Common stock issued under employee stock award and stock purchase plans and other	—	679,567	339	20,213	—	—	20,552
Common stock repurchases	—	(638,001)	(319)	(13,194)	(35,465)	—	(48,978)
Share-based compensation	—	—	—	23,294	—	—	23,294
Balance as of June 30, 2021	$—	53,773,599	$26,886	$1,163,267	$2,015,743	$(787,682)	$2,418,214

	Six months ended June 30, 2020
	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Amount	Shares	Par				Total
	(In thousands, except share amounts)
Balance as of January 1, 2020	$—	53,278,316	$26,639	$1,108,649	$2,177,513	$(836,491)	$2,476,310
Adoption of new accounting standard	—	—	—	—	(5,077)	—	(5,077)
Comprehensive income (loss)	—	—	—	—	(183,712)	(68,149)	(251,861)
Common stock dividends declared —$1.12 per share	—	—	—	—	(60,226)	—	(60,226)
Common stock issued under employee stock award and stock purchase plans and other	—	843,623	422	818	—	—	1,240
Common stock repurchases	—	(303,098)	(152)	(6,214)	(5,558)	—	(11,924)
Share-based compensation	—	—	—	10,630	—	—	10,630
Balance as of June 30, 2020	$—	53,818,841	$26,909	$1,113,883	$1,922,940	$(904,640)	$2,159,092

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

The COVID-19 effects negatively impacted several areas of our businesses, particularly in the first half of 2020. While we are experiencing positive momentum in our businesses, any additional negative effects of the pandemic may have a further impact on our business and financial results, as well as on significant judgments and estimates, including those related to goodwill and other asset impairments, residual values and other depreciation assumptions, deferred income taxes and annual effective tax rates, variable revenue considerations, the valuation of our pension plans, and allowance for credit losses.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Reference Rate Reform

In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2020-04, Reference Rate Reform (Topic 848). This update provides optional expedients for applying GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another rate expected to be discontinued at the end of 2021 because of reference rate reform. The update is effective for all transactions between March 12, 2020 through December 31, 2022. We continuously evaluate the impact on our consolidated financial position, results of operations, and cash flows.

Leases

In July 2021, the FASB issued ASU No. 2021-05, Lessor - Certain Leases with Variable Lease Payments (Topic 842). This update requires lessors to classify leases as operating leases if they have variable lease payments that do not depend on an index or rate and would have selling losses if they were classified as sales-type or direct financing leases. The update is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Entities are permitted to apply this amendment using the retrospective or prospective approach. We do not expect the adoption of this guidance to have a material impact on our consolidated financial position, results of operations, and cash flows.

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

Primary Geographical Markets

	Three months ended June 30, 2021
	FMS	SCS	DTS	Eliminations	Total
	(In thousands)
United States	$1,263,250	$661,715	$354,711	$(148,052)	$2,131,624
Canada	76,849	58,735	—	(8,293)	127,291
Europe	68,142	—	—	—	68,142
Mexico	—	55,180	—	—	55,180
Total revenues	$1,408,241	$775,630	$354,711	$(156,345)	$2,382,237

	Three months ended June 30, 2020
	FMS	SCS	DTS	Eliminations	Total
	(In thousands)
United States	$1,081,448	$441,332	$293,944	$(112,925)	$1,703,799
Canada	60,480	40,288	—	(3,232)	97,536
Europe	56,249	—	—	—	56,249
Mexico	—	37,698	—	—	37,698
Total revenues	$1,198,177	$519,318	$293,944	$(116,157)	$1,895,282

	Six months ended June 30, 2021
	FMS	SCS	DTS	Eliminations	Total
	(In thousands)
United States	$2,461,234	$1,263,013	$675,218	$(284,779)	$4,114,686
Canada	147,262	114,823	—	(12,636)	249,449
Europe	135,230	—	—	—	135,230
Mexico	—	104,494	—	—	104,494
Total revenues	$2,743,726	$1,482,330	$675,218	$(297,415)	$4,603,859

	Six months ended June 30, 2020
	FMS	SCS	DTS	Eliminations	Total
	(In thousands)
United States	$2,278,969	$963,857	$628,832	$(250,220)	$3,621,438
Canada	131,245	93,840	—	(8,203)	216,882
Europe	128,200	—	—	—	128,200
Mexico	—	90,068	—	—	90,068
Total revenues	$2,538,414	$1,147,765	$628,832	$(258,423)	$4,056,588

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
Industry

Our SCS business segment included revenue from the below industries:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(In thousands)
Automotive	$307,499	$147,749	$579,054	$397,674
Technology and healthcare	109,950	84,766	207,035	175,899
Consumer packaged goods and retail	286,262	236,499	559,486	466,431
Industrial and other	71,919	50,304	136,755	107,761
Total SCS revenues	$775,630	$519,318	$1,482,330	$1,147,765

Lease & Related Maintenance and Rental Revenues
The non-lease revenue from maintenance services related to our FMS business is recognized in "Lease & related maintenance and rental revenues" in the Condensed Consolidated Statements of Earnings. For the three months ended June 30, 2021 and 2020, we recognized $260 million and $238 million, respectively. For the six months ended June 30, 2021 and 2020, we recognized $510 million and $478 million, respectively.
Deferred Revenue
The following table includes the changes in deferred revenue due to the collection and deferral of cash or the satisfaction of our performance obligation under the contract:

	Six months ended June 30,
	2021	2020
	(In thousands)
Balance as of beginning of period	$629,739	$603,687
Recognized as revenue during period from beginning balance	(109,558)	(103,089)
Consideration deferred during period, net	91,456	116,524
Foreign currency translation adjustment and other	1,499	(3,150)
Balance as of end of period	$613,136	$613,972

Contracted Not Recognized Revenue

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized (“contracted not recognized revenue”). Contracted not recognized revenue primarily includes deferred revenue and amounts for full service ChoiceLease maintenance revenue that will be recognized as revenue in future periods as we provide maintenance services to our customers. Contracted not recognized revenue excludes (1) variable consideration as it is not included in the transaction price consideration allocated at contract inception, (2) revenues from our lease component of our ChoiceLease product and commercial rental product, (3) revenues from contracts with an original duration of one year or less, including SelectCare contracts, and (4) revenue from SCS, DTS and other contracts where there are remaining performance obligations when we have the right to invoice but the revenue to be recognized in the future corresponds directly with the value delivered to the customer. Contracted not recognized revenue was $2.5 billion as of June 30, 2021.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
4. RECEIVABLES, NET

	June 30, 2021	December 31, 2020
	(In thousands)
Trade	$1,160,076	$1,051,618
Sales-type leases	137,535	132,003
Other, primarily warranty and insurance	41,926	41,753
	1,339,537	1,225,374
Allowance for credit losses and other	(40,632)	(43,024)
Total	$1,298,905	$1,182,350

The following table provides a reconciliation of our allowance for credit losses and other:

	Six months ended June 30,
	2021	2020
	(In thousands)
Balance as of beginning of period	$43,024	$22,761
Changes to provisions for credit losses	(1,076)	32,600
Impact of adoption of new accounting standard, write-offs, and other	(1,316)	(10,453)
Balance as of end of period	$40,632	$44,908

5. REVENUE EARNING EQUIPMENT, NET

	Estimated Useful Lives	June 30, 2021			December 31, 2020
		Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
	(In years)	(In thousands)
Held for use:
Trucks	3 — 7	$5,195,420	$(1,945,096)	$3,250,324	$5,061,266	$(1,818,594)	$3,242,672
Tractors	4 — 7.5	7,247,325	(3,040,912)	4,206,413	7,013,595	(2,853,591)	4,160,004
Trailers and other	9.5 — 12	1,765,247	(768,590)	996,657	2,046,768	(804,006)	1,242,762
Held for sale		370,339	(292,634)	77,705	644,132	(512,555)	131,577
Total		$14,578,331	$(6,047,232)	$8,531,099	$14,765,761	$(5,988,746)	$8,777,015

Policy and Accelerated Depreciation
We periodically review and adjust, as appropriate, the estimated residual values and useful lives of existing revenue earning equipment for the purposes of recording depreciation expense. A reduction in estimated residual values or useful lives will result in an increase in depreciation expense over the remaining life of the vehicle. Our review of the estimated residual values and useful lives of revenue earning equipment is established with a long-term view, which we refer to as "policy depreciation." Our policy depreciation is based on a variety of factors, including vehicle class, generally subcategories of trucks, tractors and trailers, by weight, usage and other factors; historical, current, and internal and third-party expected future market prices; expected lives of vehicles; and expected sales of used vehicles in the wholesale and retail markets. Factors that could cause actual results to materially differ from estimates, include changes in technology; changes in supply and demand; competitor pricing; regulatory requirements; driver shortages, requirements and preferences; and changes in underlying assumption factors. We have disciplines related to the management and maintenance of our vehicles designed to manage the risk associated with the residual values of our revenue earning equipment.

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

During the second quarter of 2021, we completed a review of the residual values and useful lives of revenue earning equipment. Based on the results of our analysis, we primarily adjusted our residual value estimates for certain tractors and useful lives of certain classes of our revenue earning equipment, which impacted approximately 15% of our total fleet. The increase in depreciation expense in the second quarter of 2021 was not material to our results of operations.

The following table provides a summary of amounts that have been recorded for accelerated and policy depreciation related to our residual value and useful life estimate changes since 2019, as well as used vehicle sales results (rounded to the closest million):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(In thousands)
Accelerated depreciation	$12,000	$77,000	$42,000	$156,000
Policy depreciation	63,000	68,000	121,000	119,000
Used vehicle sales, net	(52,000)	9,000	(80,000)	30,000
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

The following table presents our assets held for sale that are measured at fair value on a nonrecurring basis and considered a Level 3 fair value measurement:

			Valuation Adjustments
			Three months ended June 30,		Six months ended June 30,
	June 30, 2021	December 31, 2020 (2)	2021	2020	2021	2020
	(In thousands)
Revenue earning equipment held for sale (1):
Trucks	$2,209	$3,848	$684	$5,389	$1,574	$16,451
Tractors	1,383	2,211	575	3,035	659	11,488
Trailers and other	2,176	4,092	1,828	2,592	3,875	4,585
Total assets at fair value	$5,768	$10,151	$3,087	$11,016	$6,108	$32,524
 ————————————
(1)Revenue earning equipment held for sale in the table above only includes the portion where net book values exceeded fair values and valuation adjustments were recorded. The net book value of assets held for sale that were less than fair value was $72 million and $121 million as of June 30, 2021 and December 31, 2020, respectively.
(2)Adjusted the presentation of the vehicles held for sale that were recorded to fair value to now exclude vehicles that previously recognized accumulated accelerated depreciation.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
The components of used vehicle sales, net were as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(In thousands)
Gains on vehicle sales, net	$(54,721)	$(1,528)	$(86,593)	$(2,352)
Losses from valuation adjustments	3,087	11,016	6,108	32,524
Used vehicle sales, net	$(51,634)	$9,488	$(80,485)	$30,172

6. ACCRUED EXPENSES AND OTHER LIABILITIES

	June 30, 2021			December 31, 2020
	Accrued Expenses	Non-Current Liabilities	Total	Accrued Expenses	Non-Current Liabilities	Total
	(In thousands)
Salaries and wages	$167,568	$—	$167,568	$158,122	$—	$158,122
Deferred compensation	5,613	84,975	90,588	5,117	77,823	82,940
Pension benefits	3,787	258,341	262,128	3,776	265,178	268,954
Other postretirement benefits	1,386	17,490	18,876	1,381	20,245	21,626
Other employee benefits	13,755	—	13,755	20,599	—	20,599
Insurance obligations (1)	174,582	300,086	474,668	169,936	292,298	462,234
Operating taxes (2)	174,058	41,683	215,741	164,293	41,687	205,980
Income taxes	3,133	16,326	19,459	4,588	15,598	20,186
Interest	38,129	—	38,129	38,887	—	38,887
Deposits, mainly from customers	90,349	3,014	93,363	79,840	3,014	82,854
Operating lease liabilities	80,657	172,377	253,034	78,785	186,429	265,214
Deferred revenue (3)	187,467	425,669	613,136	183,474	446,265	629,739
Restructuring liabilities	3,293	—	3,293	7,683	—	7,683
Other	77,055	51,092	128,147	72,697	55,324	128,021
Total	$1,020,832	$1,371,053	$2,391,885	$989,178	$1,403,861	$2,393,039
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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
7. INCOME TAXES
Effective Tax Rate

Our effective income tax rate from continuing operations for the second quarter of 2021 was an expense of 26.5% as compared to a benefit of 22.2% in the second quarter of 2020 and an expense of 26.5% in the six months ended June 30, 2021 as compared to a benefit of 12.3% in the six months ended June 30, 2020. For the three and six months ended June 30, 2020, the tax rate was impacted by a reduction in earnings due to accelerated depreciation charges and additional negative economic impacts caused by the COVID-19 effects. For the six months ended June 30, 2020, the tax rate was also impacted by the recognition of a valuation allowance of $13 million related to our U.K. deferred tax assets and a charge of $7 million related to expiring state net operating losses.

8. LEASES
Leases as Lessor
The components of lease income were as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(In thousands)
Operating leases
Lease income related to ChoiceLease	$386,650	$385,639	$776,261	$785,227
Lease income related to commercial rental (1)	255,098	161,220	465,382	356,915

Sales-type leases
Interest income related to net investment in leases	$11,040	$12,080	$25,455	$23,724

Variable lease income excluding commercial rental (1)	$72,129	$58,882	$144,122	$124,389
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

The components of net investment in sales-type leases, which are included in "Receivables, net" and "Sales-type leases and other assets" in the Condensed Consolidated Balance Sheets, were as follows:

	June 30, 2021	December 31, 2020
	(In thousands)
Net investment in the lease — lease payment receivable	$589,935	$589,120
Net investment in the lease — unguaranteed residual value in assets	46,034	44,704
	635,969	633,824
Estimated loss allowance	(4,066)	(4,025)
Total	$631,903	$629,799

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
9. DEBT

	Weighted Average Interest Rate
	June 30, 2021	Maturities	June 30, 2021	December 31, 2020
			(In thousands)
Debt:
U.S. commercial paper	0.19%	2023	$55,522	$214,375
Canadian commercial paper	0.30%	2023	25,004	62,800
Trade receivables program	—%	2022	—	—
Global revolving credit facility	—%	2023	—	200
Unsecured U.S. obligations	3.47%	2024	200,000	200,000
Unsecured U.S. notes — Medium-term notes (1)	3.41%	2021-2026	5,152,922	5,174,180
Unsecured foreign obligations	1.87%	2022-2024	167,182	254,259
Asset-backed U.S. obligations (2)	2.56%	2021-2026	611,275	682,383
Finance lease obligations and other		2021-2073	45,762	48,418
			6,257,667	6,636,615
Debt issuance costs and original issue discounts			(21,996)	(26,379)
Total debt			6,235,671	6,610,236
Short-term debt and current portion of long-term debt			(1,362,669)	(516,581)
Long-term debt			$4,873,002	$6,093,655

 ————————————
(1)Included the impact from the fair market values of hedging instruments on our notes, which were not material as of June 30, 2021 and December 31, 2020. The notional amount of interest rate swaps designated as fair value hedges was $150 million as of June 30, 2021 and December 31, 2020.
(2)Asset-backed U.S. obligations are related to financing transactions backed by a portion of our revenue earning equipment.

The fair value of total debt (excluding finance lease and asset-backed U.S. obligations) was approximately $5.9 billion and $6.3 billion as of June 30, 2021 and December 31, 2020, respectively. For publicly-traded debt, estimates of fair value were based on market prices. For other debt, fair value was estimated based on a model-driven approach using rates currently available to us for debt with similar terms and remaining maturities. The fair value measurements of our publicly-traded debt and other debt were classified within Level 2 of the fair value hierarchy.

As of June 30, 2021, there was $1.3 billion available under the global credit facility. In order to maintain availability of funding, we must maintain a ratio of debt to consolidated net worth of less than or equal to 300%. As of June 30, 2021, the ratio was 177%. We had letters of credit and surety bonds outstanding of $458 million and $519 million as of June 30, 2021 and December 31, 2020, respectively, which primarily guarantee the payment of insurance claims.

In April 2021, we extended the maturity of the trade receivables program to April 2022. As of June 30, 2021, the available proceeds under the program were $300 million. In August 2021, we will early redeem a $300 million aggregate principal amount outstanding of our 3.450% Medium Term Notes due November 15, 2021. The impact of this redemption is not expected to be material to our results of operations.

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
During the six months ended June 30, 2021 and June 30, 2020, we repurchased approximately 638,001 shares for $49 million and 303,098 shares for $12 million, respectively.

11. ACCUMULATED OTHER COMPREHENSIVE LOSS

Comprehensive income (loss) presents a measure of all changes in shareholders’ equity except for changes resulting from transactions with shareholders in their capacity as shareholders. The following summary sets forth the components of accumulated other comprehensive loss, net of tax:

	Six months ended June 30,
	2021	2020
	(In thousands)
Cumulative translation adjustments	$(132,115)	$(228,121)
Net actuarial loss and prior service cost	(644,008)	(658,866)
Unrealized gain (loss) from cash flow hedges	(11,559)	(17,653)
Accumulated other comprehensive loss	$(787,682)	$(904,640)

12. EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per common share from continuing operations:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(In thousands, except per share amounts)
Earnings (loss) from continuing operations	$149,568	$(73,705)	$201,152	$(182,834)
Less: Distributed and undistributed earnings allocated to unvested stock	(703)	(130)	(940)	(248)
Earnings (loss) from continuing operations available to common shareholders	$148,865	$(73,835)	$200,212	$(183,082)

Weighted average common shares outstanding — Basic	52,378	52,355	52,333	52,320
Effect of dilutive equity awards	1,213	—	1,039	—
Weighted average common shares outstanding — Diluted	53,591	52,355	53,372	52,320

Earnings (loss) from continuing operations per common share — Basic	$2.84	$(1.41)	$3.83	$(3.50)
Earnings (loss) from continuing operations per common share — Diluted	$2.78	$(1.41)	$3.75	$(3.50)
Anti-dilutive equity awards not included in diluted EPS	417	3,612	958	3,498

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
13. SHARE-BASED COMPENSATION PLANS

The following table provides information on share-based compensation expense and income tax benefit recognized:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(In thousands)
Stock option and stock purchase plans	$636	$1,052	$1,637	$2,409
Unvested stock awards	11,981	6,487	21,657	8,221
Share-based compensation expense	12,617	7,539	23,294	10,630
Income tax benefit	(1,981)	(1,307)	(3,513)	(1,485)
Share-based compensation expense, net of tax	$10,636	$6,232	$19,781	$9,145

Total unrecognized pre-tax compensation expense related to all share-based compensation arrangements at June 30, 2021 was $64 million and is expected to be recognized over a weighted-average period of 2.1 years.

We generally grant share-based awards in the first quarter of each year during our annual equity award process. The following table is a summary of the awards granted in the annual equity award process in the first quarter of 2021:

	Shares Granted	Weighted-Average Fair Market Value
	(Shares in thousands)
Time-vested restricted stock rights	391	$64.89
Performance-based restricted stock rights	119	67.11
Total	510	$65.41

Restricted stock awards are unvested stock rights granted to employees that entitle the holder to shares of common stock as the award vests. Time-vested restricted stock rights typically vest ratably over three years regardless of company performance. The fair value of the time-vested awards is determined and fixed based on Ryder’s stock price on the date of grant.

Performance-based restricted stock rights (PBRSRs) are generally granted to executive management and include a performance-based vesting condition. PBRSRs are awarded based on various revenue, return-based and cash flow performance targets and may include a total shareholder return (TSR) modifier for certain members of management. The fair values of PBRSRs that include a TSR modifier are estimated using a lattice-based option-pricing valuation model that incorporates a Monte-Carlo simulation. The fair value of PBRSRs that do not include a TSR modifier is determined and fixed on the grant date based on our stock price on the date of grant. Share-based compensation expense for PBRSRs is recognized on a straight-line basis over the vesting period, based upon the probability that the performance target will be met. PBRSRs awarded in the first quarter of 2021 contained vesting conditions based on return on equity, strategic revenue growth and free cash flow.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
14. EMPLOYEE BENEFIT PLANS

Components of net pension expense were as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(In thousands)
Company-administered plans:
Service cost	$180	$2,741	$548	$5,954
Interest cost	14,483	17,353	29,018	34,885
Expected return on plan assets	(21,791)	(23,948)	(43,485)	(48,211)
Amortization of net actuarial loss and prior service cost	7,031	7,622	14,128	15,524
	(97)	3,768	209	8,152
Multi-employer plans	2,539	2,798	5,180	5,577
Net pension expense	$2,442	$6,566	$5,389	$13,729

Company-administered plans:
U.S.	$2,090	$6,055	$4,453	$12,833
Non-U.S.	(2,187)	(2,287)	(4,244)	(4,681)
	(97)	3,768	209	8,152
Multi-employer plans	2,539	2,798	5,180	5,577
Net pension expense	$2,442	$6,566	$5,389	$13,729

Non-operating pension costs, net include the amortization of net actuarial loss and prior service cost, interest cost and expected return on plan assets components of pension and postretirement benefit costs, as well as any significant charges for settlements or curtailments if recognized. During the six months ended June 30, 2021, we contributed $2 million to our pension plans. In 2021, the expected total contributions to our pension plans are approximately $7 million. We also maintain other postretirement benefit plans that are not reflected in the table above as the amount of postretirement benefit expense for such plans was not material for any period presented.

15. OTHER ITEMS IMPACTING COMPARABILITY

Our primary measure of segment performance as shown in Note 18, "Segment Reporting," excludes certain items we do not believe are representative of the ongoing operations of the segment. Excluding these items from our segment measure of performance allows for better year over year comparison:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(In thousands)
Restructuring and other, net	$2,577	$26,168	$5,605	$46,789
ERP implementation costs	5,090	11,032	12,721	21,358
Restructuring and other items, net	7,667	37,200	18,326	68,147
Gains on sale of properties	(35,263)	—	(36,768)	—
ChoiceLease liability insurance revenue (1)	—	(7,409)	(777)	(16,767)
Other items impacting comparability, net	$(27,596)	$29,792	$(19,219)	$51,381
 ————————————
(1) Refer to Note 18, "Segment Reporting," for additional information.
Note: Amounts may not be additive due to rounding.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
During the six months ended June 30, 2021 and 2020, other items impacting comparability included:
•Restructuring and other, net — For the three and six months ended June 30, 2021, this item primarily included professional fees related to the pursuit of a discrete commercial claim. For the three and six months ended June 30, 2020, this item primarily included expenses of $9 million and $24 million, respectively, related to our ChoiceLease liability insurance program which was discontinued in January 2020 and exited in the first quarter of 2021. The prior year, also included severance costs of $13 million for planned actions to reduce headcount primarily in our North American and U.K. FMS operations.
•ERP implementation costs — This item includes costs associated with the implementation of an Enterprise Resource Planning (ERP) system. In July 2020, we went live with the first module of our ERP system for human resources. In April 2021, we went live with the financial module to replace existing core financial systems.
•Gains of sale of properties - We recorded gains on sale of property during the three months ended June 30, 2021 primarily for certain FMS properties in the U.K. that were restructured as part of cost reduction activities in prior periods. The gain is reflected within "Miscellaneous (income) loss, net" in our Condensed Consolidated Statements of Earnings.

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

On June 26, 2020, August 6, 2020, and February 2, 2021, three shareholder derivative complaints purportedly on behalf of Ryder were filed in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, against us as nominal defendant and certain of our current and former officers and our current directors. The complaints allege breach of fiduciary duties, unjust enrichment, and waste of corporate assets. The complaints are based on the allegation set forth in the securities class action complaint. The plaintiffs, on our behalf, are seeking an award of monetary damages and restitution to us, improvements in our corporate governance and internal procedures, and legal fees. These derivative cases have all been consolidated and stayed (stopped) until the Motion to Dismiss in the securities class action described above is resolved.

Also, on January 19, 2021 (as amended on March 26, 2021), and February 8, 2021, two shareholder derivative complaints purportedly on behalf of Ryder were filed in U.S. District Court for the Southern District of Florida against us as nominal defendant and certain of our current and former officers and directors. The complaints allege breach of fiduciary duties, unjust

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
enrichment, and waste of corporate assets. Both complaints are based on the allegation set forth in the securities class action complaint, seek similar relief on our behalf to that sought in the derivative complaints that were filed in Florida state court, and have been stayed (stopped) until the Motion to Dismiss in the securities class action is resolved.

We believe the claims asserted in the complaints are without merit and intend to defend against them vigorously.

17. SUPPLEMENTAL CASH FLOW INFORMATION

	Six months ended June 30,
	2021	2020
	(In thousands)
Interest paid	$104,417	$123,258
Income taxes paid	15,812	4,997
Right-of-use assets obtained in exchange for lease obligations:
Finance leases	$5,622	$5,511
Operating leases	30,274	52,640
Capital expenditures acquired but not yet paid	$167,587	$75,576

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

The following table sets forth financial information for each of our segments and provides a reconciliation between segment EBT and earnings (loss) from continuing operations before income taxes:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(In thousands)
Revenue:
Fleet Management Solutions:
ChoiceLease	$802,832	$766,161	$1,599,920	$1,558,367
SelectCare	136,503	125,851	267,171	261,997
Commercial rental	266,969	169,171	489,978	374,937
Other	18,369	12,332	35,717	35,758
Fuel services revenue	183,568	117,253	350,163	290,588
ChoiceLease liability insurance revenue (1)	—	7,409	777	16,767
Fleet Management Solutions	1,408,241	1,198,177	2,743,726	2,538,414
Supply Chain Solutions	775,630	519,318	1,482,330	1,147,765
Dedicated Transportation Solutions	354,711	293,944	675,218	628,832
Eliminations (2)	(156,345)	(116,157)	(297,415)	(258,423)
Total revenue	$2,382,237	$1,895,282	$4,603,859	$4,056,588

Earnings (loss) from continuing operations before taxes:
Fleet Management Solutions	$158,451	$(103,735)	$221,853	$(218,309)
Supply Chain Solutions	41,041	36,916	73,998	67,941
Dedicated Transportation Solutions	13,162	21,233	26,144	33,413
Eliminations	(19,186)	(7,745)	(31,460)	(17,814)
	193,468	(53,331)	290,535	(134,769)
Unallocated Central Support Services	(17,864)	(10,718)	(36,296)	(20,104)
Non-operating pension costs, net (3)	373	(936)	382	(2,157)
Other items impacting comparability, net (4)	27,596	(29,792)	19,219	(51,381)
Earnings (loss) from continuing operations before income taxes	$203,573	$(94,777)	$273,840	$(208,411)
————————————
(1)In the first quarter of 2020, we announced our plan to exit the extension of our liability insurance coverage for ChoiceLease customers. The exit of this program was completed in the first quarter of 2021.
(2)Represents the elimination of intercompany revenues in our FMS business segment.
(3)Refer to Note 14, "Employee Benefit Plans," for a discussion on this item.
(4)Refer to Note 15, “Other Items Impacting Comparability,” for a discussion of items excluded from our primary measure of segment performance.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
The following table sets forth the capital expenditures paid for each of our segments:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(In thousands)
Fleet Management Solutions	$503,874	$256,216	$871,582	$679,332
Supply Chain Solutions	14,450	13,868	22,980	19,874
Dedicated Transportation Solutions	256	339	562	763
Central Support Services	4,768	3,547	9,275	4,961
Purchases of property and revenue earning equipment	$523,348	$273,970	$904,399	$704,930

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included under Item 1, as well as our audited Consolidated Financial Statements and notes thereto and related MD&A included in the 2020 Annual Report on Form 10-K.

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

Our business has, and may continue to be, impacted by the COVID-19 effects. For a detailed discussion of its impact on our results and future considerations, refer to our “Consolidated Results” and “Operating Results by Business Segment” discussions below. In addition, for a detailed description of certain risk factors that impact our business, including those related to the COVID-19 effects, refer to “Item 1A. Risk Factors” section in our 2020 Annual Report on Form 10-K.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
The following discussion provides a summary of financial highlights that are discussed in more detail throughout our MD&A and within the Notes to Condensed Consolidated Financial Statements:

	Three months ended June 30,		Six months ended June 30,		Change 2021/2020
	2021	2020	2021	2020	Three Months	Six Months
	(In thousands, except per share amounts)
Total revenue	$2,382,237	$1,895,282	$4,603,859	$4,056,588	26%	13%
Operating revenue (1)	1,922,820	1,623,244	3,740,183	3,394,491	18%	10%

Earnings (loss) from continuing operations before income taxes (EBT)	$203,573	$(94,777)	$273,840	$(208,411)	NM	NM
Comparable EBT (1)	175,604	(64,049)	254,239	(154,873)	NM	NM
Earnings (loss) from continuing operations	149,568	(73,705)	201,152	(182,834)	NM	NM
Comparable earnings (loss) from continuing operations (1)	129,138	(49,457)	187,328	(121,561)	NM	NM
Net earnings (loss)	149,105	(74,099)	199,930	(183,712)	NM	NM
Comparable EBITDA (1) (2)	624,055	547,644	1,191,470	1,065,339	14%	12%

Earnings (loss) per common share (EPS) — Diluted
Continuing operations	$2.78	$(1.41)	$3.75	$(3.50)	NM	NM
Comparable (1)	2.40	(0.95)	3.49	(2.33)	NM	NM
Net earnings (loss)	2.77	(1.42)	3.73	(3.52)	NM	NM
NM - Denotes Not Meaningful throughout the MD&A
(1)Non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.
(2)Comparable EBITDA has been recast to exclude gains/losses from the sale of used vehicles.

Total revenue increased 26% and 13% in the second quarter of 2021 and the six months ended June 30, 2021, respectively. Operating revenue (a non-GAAP measure excluding fuel, subcontracted transportation and ChoiceLease liability insurance revenues) increased 18% and 10% in the second quarter of 2021 and the six months ended June 30, 2021, respectively. The increases in total and operating revenue for both the second quarter and six months ended June 30, 2021 were primarily due to higher revenue across all of our business segments as the prior year was negatively impacted by the economic slowdown from the COVID-19 effects particularly in our commercial rental (FMS) and automotive (SCS) businesses. Total revenue in both periods also increased from higher subcontracted transportation and fuel revenue.

EBT increased to earnings of $204 million in the second quarter of 2021, as compared to a loss of $95 million in the prior year period. For the six months ended June 30, 2021, EBT increased to earnings of $274 million, as compared to a loss of $208 million in the prior year period. These increases were primarily due to a declining impact of depreciation expense from prior residual value estimate changes and higher gains on used vehicles sold in 2021, totaling $131 million and $223 million for the second quarter and six months ended June 30, 2021, respectively. EBT also increased from higher rental performance, improved ChoiceLease results and the prior year impact from the COVID-19 effects.

The COVID-19 effects negatively impacted several areas of our businesses, particularly in the first half of 2020. In our FMS business segment, we experienced lower demand for commercial rental and declines in the used vehicle market through the second quarter of 2020. In our SCS business segment, we experienced temporary shutdowns in the automotive industry, which restarted their operations during the second quarter of 2020. This was followed by increased consumer demand in the second half of 2020, particularly in the fourth quarter, which helped contribute to a worldwide semiconductor supply shortage in early 2021, as semiconductor suppliers were unable to rapidly reallocate production to respond to demand across multiple industries, particularly the automotive industry. The semiconductor shortage impacted the production activity of our automotive SCS customers in the first half of 2021 and is causing delayed deliveries of new vehicles in our FMS business.

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

Cash provided by operating activities remained at $1.1 billion for the six months ended June 30, 2021 as higher net earnings were offset by higher working capital needs. Free cash flow (a non-GAAP financial measure) decreased slightly to $602 million for the six months ended June 30, 2021 primarily due to higher cash paid for capital expenditures, partially offset by higher proceeds from the sale of revenue earning equipment and operating property and equipment. Gross capital expenditures increased for the six months ended June 30, 2021 primarily reflecting higher planned investments in the rental fleet.

Our debt to equity ratio was 258% and 293% as of June 30, 2021 and December 31, 2020, respectively. As of June 30, 2021, our debt balance decreased 6% from the prior year-end to $6.2 billion.

Adjusted return on equity (ROE) was 12.2% and (9.8)% as of June 30, 2021 and 2020, respectively. Our interim target is 11% and long-term target over the cycle is 15%. The increase in ROE is primarily due to a declining impact of depreciation expense from the residual value estimate changes and higher used vehicle sales results, as well as commercial rental business recovery and higher lease pricing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
CONSOLIDATED RESULTS

Lease & Related Maintenance and Rental

	Three months ended June 30,		Six months ended June 30,		Change 2021/2020
	2021	2020	2021	2020	Three Months	Six Months
	(In thousands)
Lease & related maintenance and rental revenues	$986,694	$868,660	$1,927,116	$1,796,416	14%	7%
Cost of lease & related maintenance and rental	708,737	775,350	1,438,881	1,593,642	(9)%	(10)%
Gross margin	$277,957	$93,310	$488,235	$202,774	NM	NM
Gross margin %	28%	11%	25%	11%

Lease & related maintenance and rental revenues represent revenues from our ChoiceLease and commercial rental product offerings within our FMS business segment. Revenues increased 14% in the second quarter of 2021 and 7% for the six months ended June 30, 2021 driven by increases in commercial rental and ChoiceLease revenue. Commercial rental revenues were negatively impacted by the COVID-19 effects in the prior year.

Cost of lease & related maintenance and rental represents the direct costs related to lease & related maintenance and rental revenues and are comprised of depreciation of revenue earning equipment, maintenance costs (primarily repair parts and labor), and other costs such as licenses, insurance and operating taxes. Cost of lease & related maintenance and rental excludes interest costs from vehicle financing, which are reported within "Interest Expense" in our Condensed Consolidated Statements of Earnings. Cost of lease & related maintenance and rental decreased 9% in the second quarter of 2021 and 10% for the six months ended June 30, 2021 due to declining depreciation expense impacts from prior residual value estimate changes. Both the second quarter and six months ended June 30, 2020 benefited from lower maintenance and other costs due to less activity as a result of the COVID-19 effects.

Lease & related maintenance and rental gross margin increased in the second quarter of 2021 and for the six months ended June 30, 2021 primarily due to a declining impact of depreciation expense from prior residual value estimate changes, higher commercial rental pricing and utilization, and higher ChoiceLease pricing and mileage revenue. Gross margin as a percentage of revenue increased to 28% in the second quarter of 2021 and increased to 25% in the six months ended June 30, 2021 as a result of the lower depreciation impact, higher commercial rental and ChoiceLease revenue and higher rental utilization.

Services

	Three months ended June 30,		Six months ended June 30,		Change 2021/2020
	2021	2020	2021	2020	Three Months	Six Months
	(In thousands)
Services revenue	$1,276,140	$942,267	$2,441,628	$2,054,455	35%	19%
Cost of services	1,091,725	793,353	2,091,517	1,747,782	38%	20%
Gross margin	$184,415	$148,914	$350,111	$306,673	24%	14%
Gross margin %	14%	16%	14%	15%

Services revenue represents all the revenues associated with our SCS and DTS business segments, as well as SelectCare and fleet support services associated with our FMS business segment. Services revenue increased 35% in the second quarter of 2021 and 19% for the six months ended June 30, 2021 due to increases in revenue in SCS and DTS from new business and higher volumes. In the prior year, SCS revenue was negatively impacted by reduced automotive activity in the second quarter of 2020 due to the COVID-19 effects.

Cost of services represents the direct costs related to services revenue and is primarily comprised of salaries and employee-related costs, subcontracted transportation (purchased transportation from third parties), fuel, vehicle liability costs and maintenance costs. Cost of services increased 38% in the second quarter and 20% for the six months ended June 30, 2021

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
primarily due to the growth in revenues. Costs of services in both periods also increased due to higher labor and subcontracted transportation costs from a tight driver labor market, primarily in our DTS business, and higher insurance and medical costs.

Services gross margin increased 24% in the second quarter of 2021 and increased 14% for the six months ended June 30, 2021. Gross margin as a percentage of revenue decreased to 14% in both the second quarter of 2021 and for the six months ended June 30, 2021. The decreases in gross margin as a percentage of revenue reflects the impact of higher labor and subcontracted transportation costs, partially offset by higher revenue and operating performance in SCS and higher revenue in DTS for the three and six months ended June 30, 2021.

Fuel

	Three months ended June 30,		Six months ended June 30,		Change 2021/2020
	2021	2020	2021	2020	Three Months	Six Months
	(In thousands)
Fuel services revenue	$119,403	$84,355	$235,115	$205,717	42%	14%
Cost of fuel services	109,450	77,980	224,156	198,429	40%	13%
Gross margin	$9,953	$6,375	$10,959	$7,288	56%	NM
Gross margin %	8%	8%	5%	4%

Fuel services revenue represents fuel services provided to our FMS customers. Fuel services revenue increased 42% in the second quarter of 2021 and 14% for the six months ended June 30, 2021, primarily reflecting higher fuel prices passed through to customers and higher gallons sold. Fuel gallons sold in the prior year were negatively impacted by the COVID-19 effects.

Cost of fuel services includes the direct costs associated with providing our customers with fuel. These costs include fuel, salaries and employee-related costs of fuel island attendants and depreciation of our fueling facilities and equipment. Cost of fuel services increased 40% in the second quarter of 2021 and 13% for the six months ended June 30, 2021 as a result of higher fuel prices and higher gallons sold.

Fuel services gross margin increased in the second quarter of 2021 and for the six months ended June 30, 2021. Fuel services gross margin as a percentage of revenue remained at 8% in the second quarter of 2021 and increased to 5% for the six months ended June 30, 2021. Fuel is largely a pass-through to customers for which we realize minimal changes in margin during periods of steady market fuel prices. However, fuel services margin is impacted by sudden increases or decreases in market fuel prices during a short period of time, as customer pricing for fuel is established based on trailing market fuel costs. Fuel services gross margin for the second quarter of 2021 and six months ended June 30, 2021 was not significantly impacted by these price change dynamics.

Other Operating Expenses

	Three months ended June 30,		Six months ended June 30,		Change 2021/2020
	2021	2020	2021	2020	Three Months	Six Months
	(In thousands)
Other operating expenses	$33,481	$29,849	$67,381	$63,414	12%	6%

Other operating expenses include costs related to our owned and leased facilities within the FMS segment, such as facility depreciation, rent, purchased insurance, utilities and taxes. These facilities are utilized to provide maintenance to our ChoiceLease, commercial rental, and SelectCare customers. Other operating expenses increased in the second quarter of 2021 and for the six months ended June 30, 2021 due to additional maintenance performed on our FMS facilities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Selling, General and Administrative Expenses

	Three months ended June 30,		Six months ended June 30,		Change 2021/2020
	2021	2020	2021	2020	Three Months	Six Months
	(In thousands)
Selling, general and administrative expenses (SG&A)	$269,268	$208,564	$511,010	$432,683	29%	18%
Percentage of total revenue	11%	11%	11%	11%

SG&A expenses increased 29% in the second quarter of 2021 and 18% for the six months ended June 30, 2021. The increases in SG&A expenses reflects higher incentive compensation-related expenses due to improved company performance, strategic investments primarily in technology and marketing, and higher compensation related expenses from temporary furloughs in the prior year partially offset by lower bad debt expense. SG&A expenses as a percentage of total revenue remained at 11% for both the second quarter of 2021 and the six months ended June 30, 2021.

Non-Operating Pension Costs, net

	Three months ended June 30,		Six months ended June 30,		Change 2021/2020
	2021	2020	2021	2020	Three Months	Six Months
	(In thousands)
Non-operating pension costs, net	$(373)	$936	$(382)	$2,157	NM	NM

Non-operating pension costs, net include the amortization of net actuarial loss and prior service cost, interest cost and expected return on plan assets components of pension and postretirement benefit costs, as well as any significant charges for settlements or curtailments if recognized.

Used Vehicle Sales, net

	Three months ended June 30,		Six months ended June 30,		Change 2021/2020
	2021	2020	2021	2020	Three Months	Six Months
	(In thousands)
(Gains) losses on used vehicle sales, net	$(51,634)	$9,488	$(80,485)	$30,172	NM	NM

Used vehicle sales, net includes gains or losses from sales of used vehicles, selling costs associated with used vehicles and write-downs of vehicles held for sale to fair market values (referred to as "valuation adjustments"). Used vehicle sales, net was a net gain in the second quarter and six months ended June 30, 2021 as compared to a net loss in the prior year periods due to higher gains on sales of used vehicles and lower valuation adjustments.

Average proceeds per unit in the second quarter of 2021 and for the six months ended June 30, 2021 increased reflecting higher pricing. The following table presents the used vehicle pricing changes compared with the prior year:

	Proceeds per unit change 2021/2020 (1)
	Three Months	Six Months

Tractors	73%	47%
Trucks	72%	54%
————————————
(1) Represents percentage change compared to prior year period in average sales proceeds on used vehicle sales using constant currency.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Interest expense

	Three months ended June 30,		Six months ended June 30,		Change 2021/2020
	2021	2020	2021	2020	Three Months	Six Months
	(In thousands)
Interest expense	$54,155	$67,285	$108,861	$129,851	(20)%	(16)%
Effective interest rate	3.4%	3.3%	3.4%	3.2%

Interest expense decreased 20% in the second quarter of 2021 and 16% for the six months ended June 30, 2021 reflecting lower average outstanding debt, partially offset by a higher portion of fixed rate debt. The decrease in average outstanding debt reflects lower borrowing needs due to lower vehicle capital spending in 2020 and increased free cash flow.

Miscellaneous (income) loss, net

	Three months ended June 30,		Six months ended June 30,		Change 2021/2020
	2021	2020	2021	2020	Three Months	Six Months
	(In thousands)
Miscellaneous (income) loss, net	$(43,812)	$(9,946)	$(49,246)	$(1,278)	NM	NM
Miscellaneous (income) loss, net consists of investment income on securities used to fund certain benefit plans, interest income, gains on sales of operating property, foreign currency transaction remeasurement and other non-operating items. Miscellaneous (income) loss, net was income of $44 million and $49 million in the second quarter of 2021 and for the six months ended June 30, 2021 primarily due to higher gains on sale of properties in the U.K..

Restructuring and other items, net

	Three months ended June 30,		Six months ended June 30,		Change 2021/2020
	2021	2020	2021	2020	Three Months	Six Months
	(In thousands)
Restructuring and other items, net	$7,667	$37,200	$18,326	$68,147	(79)%	(73)%

Refer to Note 15, "Other Items Impacting Comparability" in the Notes to Condensed Consolidated Financial Statements for a discussion of restructuring charges and other items.

Provision for (benefit from) income taxes

	Three months ended June 30,		Six months ended June 30,		Change 2021/2020
	2021	2020	2021	2020	Three Months	Six Months
	(In thousands)
Provision for (benefit from) income taxes	$54,005	$(21,072)	$72,688	$(25,577)	NM	NM
Effective tax rate from continuing operations	26.5%	22.2%	26.5%	12.3%
Comparable tax rate on continuing operations (1)	26.5%	22.8%	26.3%	21.5%
————————————
(1)Non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Refer to our discussion of the changes in our provision for income taxes and effective tax rate from continuing operations in Note 7, "Income Taxes".

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
OPERATING RESULTS BY BUSINESS SEGMENT

	Three months ended June 30,		Six months ended June 30,		Change 2021/2020
	2021	2020	2021	2020	Three Months	Six Months
	(In thousands)
Revenue:
Fleet Management Solutions	$1,408,241	$1,198,177	$2,743,726	$2,538,414	18%	8%
Supply Chain Solutions	775,630	519,318	1,482,330	1,147,765	49%	29%
Dedicated Transportation Solutions	354,711	293,944	675,218	628,832	21%	7%
Eliminations	(156,345)	(116,157)	(297,415)	(258,423)	(35)%	(15)%
Total	$2,382,237	$1,895,282	$4,603,859	$4,056,588	26%	13%
Operating Revenue: (1)
Fleet Management Solutions	$1,224,673	$1,073,515	$2,392,786	$2,231,059	14%	7%
Supply Chain Solutions	534,558	405,057	1,037,156	872,368	32%	19%
Dedicated Transportation Solutions	255,849	227,931	492,688	464,616	12%	6%
Eliminations	(92,260)	(83,259)	(182,447)	(173,552)	(11)%	(5)%
Total	$1,922,820	$1,623,244	$3,740,183	$3,394,491	18%	10%

Earnings (loss) from continuing operations before income taxes:
Fleet Management Solutions	$158,451	$(103,735)	$221,853	$(218,309)	NM	NM
Supply Chain Solutions	41,041	36,916	73,998	67,941	11%	9%
Dedicated Transportation Solutions	13,162	21,233	26,144	33,413	(38)%	(22)%
Eliminations	(19,186)	(7,745)	(31,460)	(17,814)	NM	(77)%
	193,468	(53,331)	290,535	(134,769)	NM	NM
Unallocated Central Support Services	(17,864)	(10,718)	(36,296)	(20,104)	(67)%	(81)%
Non-operating pension costs	373	(936)	382	(2,157)	NM	NM
Other items impacting comparability, net (2)	27,596	(29,792)	19,219	(51,381)	NM	NM
Earnings (loss) from continuing operations before income taxes	$203,573	$(94,777)	$273,840	$(208,411)	NM	NM
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

The following table sets forth the benefits from equipment contribution included in EBT for our SCS and DTS business segments:

	Three months ended June 30,		Six months ended June 30,		Change 2021/2020
	2021	2020	2021	2020	Three Months	Six Months
	(In thousands)
Equipment Contribution:
Supply Chain Solutions	$7,822	$3,238	$13,045	$7,798	NM	67%
Dedicated Transportation Solutions	11,364	4,507	18,415	10,016	NM	84%
Total	$19,186	$7,745	$31,460	$17,814	NM	77%

The increase in SCS and DTS equipment contribution in the second quarter of 2021 and the six months ended June 30, 2021 is primarily related to the declining impact associated with the prior residual value estimate changes on vehicles used to provide services to SCS and DTS customers and higher rental and fuel activity.

Items excluded from our segment EBT measure and their classification within our Condensed Consolidated Statements of Earnings are as follows:

		Three months ended June 30,		Six months ended June 30,
Description	Classification	2021	2020	2021	2020
		(In thousands)
Restructuring and other, net (1)	Restructuring and other items, net	$(2,577)	$(26,168)	$(5,605)	$(46,789)
ERP implementation costs (1)	Restructuring and other items, net	(5,090)	(11,032)	(12,721)	(21,358)
Gains on sale of properties (1)	Miscellaneous (income) loss, net	35,263	—	36,768	—
ChoiceLease liability insurance revenue (1)	Revenue	—	7,409	777	16,767
Other items impacting comparability, net		27,596	(29,792)	19,219	(51,381)
Non-operating pension costs, net (2)	Non-operating pension costs	373	(936)	382	(2,157)
		$27,969	$(30,728)	$19,601	$(53,538)
———————————
(1)Refer to Note 15, “Other Items Impacting Comparability,” in the Notes to Condensed Consolidated Financial Statements for additional information.
(2)Refer to Note 14, "Employee Benefit Plans," in the Notes to Condensed Consolidated Financial Statements for additional information.
Note: Amounts may not be additive due to rounding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Fleet Management Solutions

	Three months ended June 30,		Six months ended June 30,		Change 2021/2020
	2021	2020	2021	2020	Three Months	Six Months
	(In thousands)
ChoiceLease	$802,832	$766,161	$1,599,920	$1,558,367	5%	3%
SelectCare	136,503	125,851	267,171	261,997	8%	2%
Commercial rental (1)	266,969	169,171	489,978	374,937	58%	31%
Other	18,369	12,332	35,717	35,758	49%	—%
Fuel services	183,568	117,253	350,163	290,588	57%	21%
ChoiceLease liability insurance (2)	—	7,409	777	16,767	NM	(95)%
FMS total revenue	$1,408,241	$1,198,177	$2,743,726	$2,538,414	18%	8%

FMS operating revenue (3)	$1,224,673	$1,073,515	$2,392,786	$2,231,059	14%	7%

FMS EBT	$158,451	$(103,735)	$221,853	$(218,309)	NM	NM

FMS EBT as a % of FMS total revenue	11.3%	(8.7)%	8.1%	(8.6)%	NM	NM

FMS EBT as a % of FMS operating revenue (3)	12.9%	(9.7)%	9.3%	(9.8)%	NM	NM

			Twelve months ended June 30,		Change 2021/2020
			2021	2020
FMS EBT as a % of FMS total revenue			5.5%	(7.6)%	NM
FMS EBT as a % of FMS operating revenue (3)			6.3%	(8.8)%	NM

————————————
(1)For the three months ended June 30, 2021 and 2020, rental revenue from lease customers in place of a lease vehicle represented 29% and 34% of commercial rental revenue, respectively. For the six months ended June 30, 2021 and 2020, rental revenue from lease customers in place of a lease vehicle represented 30% and 37% of commercial rental revenue, respectively.
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

FMS total revenue increased 18% to $1.4 billion in the second quarter of 2021 and increased 8% to $2.7 billion for the six months ended June 30, 2021 due to higher operating revenue and fuel revenue. FMS operating revenue increased 14% to $1.2 billion in the second quarter and 7% to $2.4 billion for the six months ended June 30, 2021 primarily due to higher commercial rental and ChoiceLease revenue.

ChoiceLease revenue increased 5% in the second quarter of 2021 and 3% for the six months ended June 30, 2021 primarily due to higher prices on new vehicles, higher mileage-based revenue due to prior year impacts of the COVID-19 effects, and partially offset by lower revenue from a smaller fleet. SelectCare revenue increased 8% in the second quarter of 2021and 2% for the six months ended June 30, 2021 due to higher volumes. Commercial rental revenue increased 58% in the second quarter and 31% in the six months ended June 30, 2021 primarily due to higher demand and pricing. Commercial rental demand in the prior year was negatively impacted by the COVID-19 effects. Commercial rental pricing increased 13% in the second quarter of 2021 and increased 11% for the six months ended June 30, 2021. Fuel services revenue increased 57% in the second quarter of 2021 and 21% in the six months ended June 30, 2021 primarily reflecting higher fuel costs passed through to customers and higher gallons sold.

FMS EBT in the second quarter of 2021 increased to earnings of $158 million from a loss of $104 million in the prior year period. FMS EBT in the six months ended June 30, 2021, increased to earnings of $222 million from a loss of $218 million in the prior year period. The increase reflects lower depreciation expense of $131 million and $223 million in the three and six months ended June 30, 2021, respectively, resulting primarily from prior residual value estimate changes, including higher used vehicle

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
sales results. The increase in EBT also reflects higher commercial rental and ChoiceLease results. Higher commercial rental results were primarily due to higher pricing and increased utilization on a smaller average power fleet in 2021. Rental power fleet utilization increased to 80% from 56% in the second quarter of 2021 and, increased to 76% from 60% in the six months ended June 30, 2021. ChoiceLease results benefited from higher lease pricing and increased miles driven, partially offset by a smaller lease fleet. In 2020, EBT included negative impacts from the COVID-19 effects due to lower rental demand and higher bad debt expense which was partially offset by COVID-19-related cost actions and lower medical expenses.

During the second quarter of 2021, we completed a review of the residual values and useful lives of revenue earning equipment. Prior to our review, the residual value estimates of our total fleet already reflected historically low levels, with used tractor prices only falling below those estimates in four of the last 21 years. Based on the results of our analysis, we primarily adjusted our residual value estimates for certain tractors and useful lives of certain classes of our revenue earning equipment, impacting approximately 15% of our total fleet. These estimate changes are intended to further reduce the probability of losses or need for accelerated depreciation during a potential cyclical downturn, even if tractor pricing returns to historical trough levels. The adjustment is expected to increase depreciation expense in 2021 by $18 million or approximately 1% of estimated annual depreciation expense. The impact was not material to our results of operations for the second quarter of 2021. Refer to Note 5, "Revenue Earning Equipment, net" for further details.

Our global fleet of owned and leased revenue earning equipment and SelectCare vehicles, including vehicles under on-demand maintenance, is summarized as follows (number of units rounded to the nearest hundred):

				Change
	June 30, 2021	December 31, 2020	June 30, 2020	June 2021/ Dec 2020	June 2021/ June 2020
End of period vehicle count
By type:
Trucks (1)	75,400	77,300	82,800	(2)%	(9)%
Tractors (2)	72,000	73,300	79,400	(2)%	(9)%
Trailers and other (3)	43,400	44,100	45,800	(2)%	(5)%
Total	190,800	194,700	208,000	(2)%	(8)%

By product line:
ChoiceLease	146,200	149,600	154,600	(2)%	(5)%
Commercial rental	38,000	35,000	36,800	9%	3%
Service vehicles and other	2,300	2,400	2,600	(4)%	(12)%
	186,500	187,000	194,000	—%	(4)%
Held for sale	4,300	7,700	14,000	(44)%	(69)%
Total	190,800	194,700	208,000	(2)%	(8)%

Customer vehicles under SelectCare contracts (4)	52,900	50,300	54,900	5%	(4)%

Quarterly average vehicle count
By product line:
ChoiceLease	146,900	150,400	156,900	(2)%	(6)%
Commercial rental	36,700	35,100	38,200	5%	(4)%
Service vehicles and other	2,300	2,500	2,700	(8)%	(15)%
	185,900	188,000	197,800	(1)%	(6)%
Held for sale	5,100	9,000	13,100	(43)%	(61)%
Total	191,000	197,000	210,900	(3)%	(9)%

Customer vehicles under SelectCare contracts (4)	53,200	52,700	55,200	1%	(4)%
Customer vehicles under SelectCare on-demand (5)	6,400	6,400	6,900	—%	(7)%
Total vehicles serviced	250,600	256,100	273,000	(2)%	(8)%

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
Note: Quarterly amounts were computed using a 6-point average based on monthly information.
The following table provides information on our global active ChoiceLease fleet (number of units rounded to nearest hundred):

				Change
	June 30, 2021	December 31, 2020	June 30, 2020	June 2021/ Dec 2020	June 2021/ June 2020

End of period active ChoiceLease vehicle count (1)	141,000	142,300	144,900	(1)%	(3)%

Quarterly average active ChoiceLease vehicle count (1)	141,400	143,100	146,600	(1)%	(4)%
Quarterly revenue per active ChoiceLease vehicle (2)	$5,700	$5,700	$5,200	—%	10%

———————————
(1)Active ChoiceLease vehicles are calculated as those units currently earning revenue and not classified as not yet earning or no longer earning units.
(2)Calculated based on the reported quarterly ChoiceLease revenue.

The following table provides commercial rental statistics on our global power fleet which excludes trailers:

	Three months ended June 30,		Six months ended June 30,		Change 2021/2020
	2021	2020	2021	2020	Three Months	Six Months
Average commercial rental power fleet size — in service (1)	30,600	31,300	30,000	32,300	(2)%	(7)%
Commercial rental utilization — power fleet (2)	79.6%	55.9%	76.4%	60.3%	NM	NM
—————————
(1)Number of units rounded to the nearest hundred and calculated using quarterly average unit counts.
(2)Rental utilization is calculated using the number of days units are rented divided by the number of days units available to rent based on the days in a calendar year.

The following table provides a breakdown of our non-revenue earning equipment included in our end of period global fleet count (number of units rounded to nearest hundred):

				Change
	June 30, 2021	December 31, 2020	June 30, 2020	June 2021/ Dec 2020	June 2021/ June 2020
Not yet earning revenue (NYE)	2,400	1,900	1,500	26%	60%

No longer earning revenue (NLE):
Units held for sale	4,300	7,700	14,000	(44)%	(69)%
Other NLE units	2,500	3,200	8,500	(22)%	(71)%
Total NLE	6,800	10,900	22,500	(38)%	(70)%
Total	9,200	12,800	24,000	(28)%	(62)%

NYE units represent new vehicles on hand that are being prepared for deployment to a lease customer or into the rental fleet. Preparations include activities such as adding lift gates, paint, decals, cargo area and refrigeration equipment. NYE units increased 60% compared to June 30, 2020 reflecting increased rental capital spending to meet higher rental demand.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
NLE units represent vehicles held for sale and vehicles for which no revenue has been earned in the previous 30 days. Accordingly, these vehicles may be temporarily out of service, being prepared for sale or awaiting redeployment. NLE units decreased 70% compared to June 30, 2020 due to a decrease in units held for sale, a lower number of vehicles being prepared for sale or redeployment and higher utilization of our rental fleet.

Supply Chain Solutions

	Three months ended June 30,		Six months ended June 30,		Change 2021/2020
	2021	2020	2021	2020	Three Months	Six Months
	(In thousands, except vehicle counts)
Automotive	$179,849	$109,119	$351,721	$280,860	65%	25%
Technology and healthcare	57,529	54,950	112,234	112,616	5%	—%
Consumer packaged goods and retail	233,791	196,683	454,277	384,719	19%	18%
Industrial and other	63,389	44,305	118,924	94,173	43%	26%
Subcontracted transportation	211,879	102,208	392,013	237,936	NM	65%
Fuel	29,193	12,053	53,161	37,461	NM	42%
SCS total revenue	$775,630	$519,318	$1,482,330	$1,147,765	49%	29%

SCS operating revenue (1)	$534,558	$405,057	$1,037,156	$872,368	32%	19%

SCS EBT	$41,041	$36,916	$73,998	$67,941	11%	9%
SCS EBT as a % of SCS total revenue	5.3%	7.1%	5.0%	5.9%	(180) bps	(90) bps
SCS EBT as a % of SCS operating revenue (1)	7.7%	9.1%	7.1%	7.8%	(140) bps	(70) bps

Memo:
End of period fleet count	10,000	9,800	10,000	9,800	2%	2%

			Twelve months ended June 30,		Change 2021/2020
			2021	2020
SCS EBT as a % of SCS total revenue			5.8%	5.6%	20 bps
SCS EBT as a % of SCS operating revenue (1)			8.2%	7.5%	70 bps
————————————
(1)Non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.

SCS total revenue increased 49% in the second quarter and 29% in the six months ended June 30, 2021 as a result of higher operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation) and subcontracted transportation. SCS operating revenue increased 32% and 19% in the second quarter and six months ended June 30, 2021, respectively, as a result of higher automotive revenues, reflecting increased volumes and prior-year COVID-19 effects. SCS operating revenue also increased due to new business and higher volumes across other industries.

SCS EBT increased 11% in the second quarter and 9% for the six months ended June 30, 2021 primarily due to revenue growth in the automotive business, partially offset by strategic investments in marketing and technology, as well as increased incentive compensation and medical costs.

In the prior year periods, SCS customer volumes in the automotive business significantly declined due to temporary production shutdowns beginning late in the first quarter of 2020 related to COVID-19. These operations restarted during the second quarter of 2020 and were followed by increased consumer demand in the second half of 2020, which helped contribute to

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
a worldwide semiconductor supply shortage in early 2021. This supply shortage impacted the production activity of our automotive customers in the first half of 2021.

Dedicated Transportation Solutions

	Three months ended June 30,		Six months ended June 30,		Change 2021/2020
	2021	2020	2021	2020	Three Months	Six Months
	(In thousands, except vehicle counts)
DTS total revenue	$354,711	$293,944	$675,218	$628,832	21%	7%

DTS operating revenue (1)	$255,849	$227,931	$492,688	$464,616	12%	6%

DTS EBT	$13,162	$21,233	$26,144	$33,413	(38)%	(22)%
DTS EBT as a % of DTS total revenue	3.7%	7.2%	3.9%	5.3%	(350) bps	(140) bps

DTS EBT as a % of DTS operating revenue (1)	5.1%	9.3%	5.3%	7.2%	(420) bps	(190) bps

Memo:
End of period fleet count	10,400	9,300	10,400	9,300	12%	12%

			Twelve months ended June 30,		Change 2021/2020
			2021	2020
DTS EBT as a % of DTS total revenue			5.2%	5.2%	— bps
DTS EBT as a % of DTS operating revenue (1)			6.9%	7.3%	(40) bps
————————————
(1)Non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.

DTS total revenue increased 21% in the second quarter of 2021 and 7% for the six months ended June 30, 2021 due to higher subcontracted transportation and operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation) growth. DTS operating revenue increased 12% in the second quarter of 2021 and 6% in the six months ended June 30, 2021, primarily reflecting new business and higher volumes. Revenue growth from new business can be largely attributed to wins from competitors and private fleet conversions.

DTS EBT decreased 38% in second quarter of 2021 and 22% for the six months ended June 30, 2021, primarily due to increased labor costs resulting from a tight driver labor market, higher insurance costs, and strategic investments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Central Support Services

	Three months ended June 30,		Six months ended June 30,		Change 2021/2020
	2021	2020	2021	2020	Three Months	Six Months
	(In thousands)
Human resources	$5,954	$4,651	$11,542	$10,504	28%	10%
Finance and procurement	19,092	16,358	37,988	35,597	17%	7%
Corporate services and public affairs	3,378	1,726	5,074	3,710	96%	37%
Information technology	29,246	22,285	55,665	47,650	31%	17%
Legal and safety	7,507	6,661	14,939	14,624	13%	2%
Marketing	7,629	3,655	16,750	8,930	NM	88%
Other	20,778	8,600	40,184	16,802	NM	NM
Total CSS	93,584	63,936	182,142	137,817	46%	32%
Allocation of CSS to business segments	(75,720)	(53,218)	(145,846)	(117,713)	42%	24%
Unallocated CSS	$17,864	$10,718	$36,296	$20,104	67%	81%

Total CSS costs increased 46% in the second quarter of 2021 and increased 32% for the six months ended June 30, 2021 due to higher incentive compensation-related expenses in 2021 and continuing strategic investments in technology and marketing. Unallocated CSS costs increased to $18 million and $36 million in the second quarter of 2021 and for the six months ended June 30, 2021 due to higher incentive compensation-related expenses in 2021 due to improved performance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
FINANCIAL RESOURCES AND LIQUIDITY
Cash Flows
The following is a summary of our cash flows from continuing operations:

	Six months ended June 30,
	2021	2020
	(In thousands)
Net cash provided by (used in):
Operating activities	$1,131,233	$1,098,785
Investing activities	(533,408)	(492,266)
Financing activities	(478,971)	154,732
Effect of exchange rate changes on cash	(2,369)	(3,022)
Net change in cash and cash equivalents	$116,485	$758,229

	Six months ended June 30,
	2021	2020
	(In thousands)
Net cash provided by operating activities
Earnings (loss) from continuing operations	$201,152	$(182,834)
Non-cash and other, net	950,869	1,182,891
Collections on sales-type leases	62,778	54,724
Changes in operating assets and liabilities	(83,566)	44,004
Cash flows from operating activities from continuing operations	$1,131,233	$1,098,785

Cash provided by operating activities remained at $1.1 billion for the six months ended June 30, 2021 reflecting higher earnings offset by higher working capital needs. Our working capital needs are primarily driven by the timing of collections of our receivables and payments of our trade payables, as well as changes in other assets and liabilities. The impact from changes in operating assets and liabilities was primarily due to an increase in receivables due to higher revenues and timing of collections. Cash used in investing activities increased to $533 million for the six months ended June 30, 2021 compared with $492 million in 2020 primarily due to an increase in cash paid for capital expenditures partially offset by higher proceeds from the sale of revenue earning equipment and operating property and equipment. Cash provided by (used in) financing activities was ($479) million for the six months ended June 30, 2021 compared to $155 million in 2020 due to lower borrowing needs.

The following table shows our free cash flow computation:

	Six months ended June 30,
	2021	2020
	(In thousands)
Net cash provided by operating activities	$1,131,233	$1,098,785
Sales of revenue earning equipment (1)	330,277	214,189
Sales of operating property and equipment (1)	44,409	4,231
Other (1)	691	—
Total cash generated (2)	1,506,610	1,317,205
Purchases of property and revenue earning equipment (1)	(904,399)	(704,930)
Free cash flow (2)	$602,211	$612,275
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Free cash flow (a non-GAAP measure) decreased slightly to $602 million for the six months ended June 30, 2021 from $612 million in 2020 primarily due to an increase in cash paid for capital expenditures partially offset by higher proceeds from the sale of revenue earning equipment and operating property and equipment.

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

The following table provides a summary of gross capital expenditures:

	Six months ended June 30,
	2021	2020
	(In thousands)
Revenue earning equipment:
ChoiceLease	$501,053	$463,744
Commercial rental	397,092	69,414
	898,145	533,158
Operating property and equipment	64,886	63,671
Gross capital expenditures (1)	963,031	596,829
Changes in accounts payable related to purchases of property and revenue earning equipment	(58,632)	108,101
Cash paid for purchases of property and revenue earning equipment	$904,399	$704,930
————————————
(1)Gross capital expenditures excluded approximately $6 million during the six months ended June 30, 2021 and 2020 of assets held under finance leases resulting from new or the extension of existing finance leases and other additions.

Gross capital expenditures increased 61% to $963 million for the six months ended June 30, 2021 reflecting higher planned investments in the rental fleet.

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

Cash and cash equivalents totaled $268 million as of June 30, 2021. As of June 30, 2021, approximately $101 million was held outside the U.S. and is available to fund operations and other growth of non-U.S. subsidiaries. If we decide to repatriate cash and cash equivalents held outside the U.S., we may be subject to additional income taxes and foreign withholding taxes. However, our intent is to permanently reinvest these foreign amounts outside the U.S. and our current plans do not demonstrate a need to repatriate these foreign amounts to fund our U.S. operations.

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

Refer to Note 9, “Debt,” in the Notes to Condensed Consolidated Financial Statements for information on our net worth covenant, global revolving credit facility, trade receivables program (which was extended to April 2022 during the second quarter of 2021), medium-term notes, and asset-backed financing obligations.

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

Our debt ratings and rating outlooks as of June 30, 2021 were as follows:

Rating Summary
	Short-term	Short-term Outlook	Long-term	Long-term Outlook
Standard & Poor’s Ratings Services	A2	—	BBB	Stable
Moody’s Investors Service	P2	Stable	Baa2	Stable
Fitch Ratings	F2	—	BBB+	Negative
DBRS	R-1 (Low)	Stable	A (Low)	Stable

As of June 30, 2021, we had the following amounts available to fund operations under the following facilities:

(In millions)
Global revolving credit facility	$1,319
Trade receivables program	$300

In accordance with our funding philosophy, we attempt to align the aggregate average remaining re-pricing life of our debt with the aggregate average remaining re-pricing life of our assets. We utilize both fixed-rate and variable-rate debt to achieve this alignment and generally target a mix of 20% - 40% variable-rate debt as a percentage of total debt outstanding. The variable-rate portion of our total debt (including notional value of swap agreements) was 6% and 9% as of June 30, 2021 and December 31, 2020, respectively.

Our debt to equity ratio was 258% and 293% as of June 30, 2021 and December 31, 2020, respectively. The debt to equity ratio represents total debt divided by total equity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Share Repurchases and Cash Dividends

Refer to Note 10, “Share Repurchase Programs,” in the Notes to Condensed Consolidated Financial Statements for a discussion of share repurchases.

In both May 2021 and 2020, our Board of Directors declared a quarterly cash dividend of $0.56 per share of common stock. The dividends were paid during the second quarter of each respective year. In July 2021, our Board of Directors declared a quarterly cash dividend of $0.58 per share of common stock.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
The following table provides a reconciliation of GAAP earnings (loss) before taxes (EBT), earnings (loss), and earnings (loss) per diluted share (Diluted EPS) from continuing operations to comparable EBT, comparable earnings (loss) and comparable EPS. Certain items included in EBT, earnings and diluted EPS from continuing operations have been excluded from our comparable EBT, comparable earnings and comparable diluted EPS measures. The following table lists a summary of these items, which are discussed in more detail throughout our MD&A and within the Notes to Condensed Consolidated Financial Statements:

	Continuing Operations
	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(In thousands, except per share amounts)
EBT	$203,573	$(94,777)	$273,840	$(208,411)
Non-operating pension costs, net	(373)	936	(382)	2,157
Restructuring and other, net (1)	2,577	26,168	5,605	46,789
ERP implementation costs (1)	5,090	11,032	12,721	21,358
Gains on sale of properties (1)	(35,263)	—	(36,768)	—
ChoiceLease liability insurance revenue (1)	—	(7,409)	(777)	(16,767)
Comparable EBT	$175,604	$(64,049)	$254,239	$(154,873)

Earnings (loss)	$149,568	$(73,705)	$201,152	$(182,834)
Non-operating pension costs, net	(1,031)	(79)	(1,786)	21
Restructuring and other, net (including ChoiceLease liability insurance results) (1)	3,204	16,139	5,784	25,037
ERP implementation costs (1)	3,779	8,188	9,444	15,852
Gains on sale of properties (1)	(26,812)	—	(27,999)	—
Tax adjustments, net (2)	430	—	733	20,363
Comparable Earnings	$129,138	$(49,457)	$187,328	$(121,561)

Diluted EPS	$2.78	$(1.41)	$3.75	$(3.50)
Non-operating pension costs, net	(0.02)	—	(0.03)	—
Restructuring and other, net (including ChoiceLease liability insurance results) (1)	0.06	0.30	0.10	0.48
ERP implementation costs (1)	0.07	0.16	0.18	0.30
Gains on sale of properties (1)	(0.50)	—	(0.52)	—
Tax adjustments, net (2)	0.01	—	0.01	0.39
Comparable EPS	$2.40	$(0.95)	$3.49	$(2.33)
————————————
(1)Refer to Note 15, “Other Items Impacting Comparability,” in the Notes to Condensed Consolidated Financial Statements for additional information.
(2)Refer to the reconciliation of the comparable provision for income taxes table below for information on adjustments related to tax matters.
Note: Amounts may not be additive due to rounding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
The following table provides a reconciliation of the provision for income taxes and effective tax rate to the comparable provision for income taxes and comparable tax rate:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(In thousands)
Provision for (benefit from) income taxes	$54,005	$(21,072)	$72,688	$(25,577)
Tax adjustments, net (2)	(430)	—	(733)	(20,363)
Income tax effects of non-GAAP adjustments (1)	(7,109)	6,480	(5,044)	12,628
Comparable provision for (benefit from) income taxes (1)	$46,466	$(14,592)	$66,911	$(33,312)

Effective tax rate on continuing operations (3)	26.5%	22.2%	26.5%	12.3%
Tax adjustments and income tax effects of non-GAAP adjustments (1) (2)	—%	0.6%	(0.2)%	9.2%
Comparable tax rate on continuing operations (1) (3)	26.5%	22.8%	26.3%	21.5%
————————————
(1)The comparable provision for income taxes is computed using the same methodology as the GAAP provision of income taxes. Income tax effects of non-GAAP adjustments are calculated based on the marginal tax rates to which the non-GAAP adjustments are related.
(2)In the second quarter and six months ended June 30, 2021, we recorded tax expense related to expiring state net operating losses. For the six months ended June 30, 2020 we recorded tax expenses of $7 million and $13 million related to expiring state net operating losses and a valuation allowance on our U.K. deferred tax assets, respectively.
(3)The effective tax rate on continuing operations and comparable tax rate are based on EBT and comparable EBT, respectively, found on the previous page.

The following table provides a reconciliation of earnings (loss) to comparable EBITDA:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(In thousands)
Net earnings (loss)	$149,105	$(74,099)	$199,930	$(183,712)
Loss from discontinued operations, net of tax	463	394	1,222	878
Provision for (benefit from) income taxes	54,005	(21,072)	72,688	(25,577)
EBT	203,573	(94,777)	273,840	(208,411)
Non-operating pension costs, net	(373)	936	(382)	2,157
Other items impacting comparability, net (1)	(27,596)	29,792	(19,219)	51,381
Comparable EBT	175,604	(64,049)	254,239	(154,873)
Interest expense	54,155	67,285	108,861	129,851
Depreciation	444,259	532,947	905,420	1,056,171
Used vehicle sales, net (2) (3)	(51,634)	9,488	(80,485)	30,172
Amortization	1,671	1,973	3,435	4,018
Comparable EBITDA(3)	$624,055	$547,644	$1,191,470	$1,065,339

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

The following table provides a reconciliation of total revenue to operating revenue:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(In thousands)
Total revenue	$2,382,237	$1,895,282	$4,603,859	$4,056,588
Subcontracted transportation	(271,644)	(144,035)	(502,915)	(345,988)
Fuel	(187,773)	(120,594)	(359,984)	(299,342)
ChoiceLease liability insurance revenue (1)	—	(7,409)	(777)	(16,767)
Operating revenue	$1,922,820	$1,623,244	$3,740,183	$3,394,491

————————————
(1)In the first quarter of 2020, we announced our plan to exit the extension of our liability insurance coverage for ChoiceLease customers. The exit of this program was completed in the first quarter of 2021.

The following table provides a reconciliation of FMS total revenue to FMS operating revenue:

	Three months ended June 30,		Six months ended June 30,		Twelve months ended June 30,
	2021	2020	2021	2020	2021	2020
	(In thousands)
FMS total revenue	$1,408,241	$1,198,177	$2,743,726	$2,538,414	$5,375,779	$5,367,308
Fuel	(183,568)	(117,253)	(350,163)	(290,588)	(628,649)	(686,713)
ChoiceLease liability insurance revenue (1)	—	(7,409)	(777)	(16,767)	(7,827)	(35,466)
FMS operating revenue	$1,224,673	$1,073,515	$2,392,786	$2,231,059	$4,739,303	$4,645,129

FMS EBT	$158,451	$(103,735)	$221,853	$(218,309)	$298,205	$(407,240)
FMS EBT as a % of FMS total revenue	11.3%	(8.7)%	8.1%	(8.6)%	5.5%	(7.6)%
FMS EBT as a % of FMS operating revenue	12.9%	(9.7)%	9.3%	(9.8)%	6.3%	(8.8)%
————————————
(1)In the first quarter of 2020, we announced our plan to exit the extension of our liability insurance coverage for ChoiceLease customers. The exit of this program was completed in the first quarter of 2021.

The following table provides a reconciliation of SCS total revenue to SCS operating revenue:

	Three months ended June 30,		Six months ended June 30,		Twelve months ended June 30,
	2021	2020	2021	2020	2021	2020
	(In thousands)
SCS total revenue	$775,630	$519,318	$1,482,330	$1,147,765	$2,878,985	$2,414,054
Subcontracted transportation	(211,879)	(102,208)	(392,013)	(237,936)	(748,014)	(529,104)
Fuel	(29,193)	(12,053)	(53,161)	(37,461)	(95,816)	(92,462)
SCS operating revenue	$534,558	$405,057	$1,037,156	$872,368	$2,035,155	$1,792,488

SCS EBT	$41,041	$36,916	$73,998	$67,941	$165,997	$134,910
SCS EBT as a % of SCS total revenue	5.3%	7.1%	5.0%	5.9%	5.8%	5.6%
SCS EBT as a % of SCS operating revenue	7.7%	9.1%	7.1%	7.8%	8.2%	7.5%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
The following table provides a reconciliation of DTS total revenue to DTS operating revenue:

	Three months ended June 30,		Six months ended June 30,		Twelve months ended June 30,
	2021	2020	2021	2020	2021	2020
	(In thousands)
DTS total revenue	$354,711	$293,944	$675,218	$628,832	$1,275,760	$1,334,450
Subcontracted transportation	(59,765)	(41,827)	(110,902)	(108,052)	(194,758)	(253,809)
Fuel	(39,097)	(24,186)	(71,628)	(56,164)	(123,684)	(127,015)
DTS operating revenue	$255,849	$227,931	$492,688	$464,616	$957,318	$953,626

DTS EBT	$13,162	$21,233	$26,144	$33,413	$66,173	$70,018
DTS EBT as a % of DTS total revenue	3.7%	7.2%	3.9%	5.3%	5.2%	5.2%
DTS EBT as a % of DTS operating revenue	5.1%	9.3%	5.3%	7.2%	6.9%	7.3%

The following tables provide numerical reconciliations of net earnings to adjusted net earnings and average shareholders' equity to adjusted average shareholders' equity (Adjusted ROE), and of the non-GAAP elements used to calculate the adjusted return on equity to the corresponding GAAP measures:

	Twelve months ended June 30,
	2021	2020
	(In thousands)
Net earnings (loss) (12-month rolling period)	$261,392	$(328,702)
Other items impacting comparability, net (4)	19,779	91,935
Income taxes (1)	79,930	(94,417)
Adjusted earnings (loss) before income taxes	361,101	(331,184)
Adjusted income taxes (2)	(80,094)	94,076
Adjusted net earnings (loss) [A]	$281,007	$(237,108)

Average shareholders’ equity	$2,252,610	$2,392,550
Average adjustments to shareholders’ equity (3)	44,961	28,386
Adjusted average shareholders’ equity [B]	$2,297,571	$2,420,936
Adjusted return on equity [A/B]	12.2%	(9.8)%
————————————
(1)Includes income taxes on discontinued operations.
(2)Represents provision for income taxes plus income taxes on other items impacting comparability.
(3)Represents the impact of other items impacting comparability, net of tax, to equity for the respective period.
(4)Refer to the table below for a composition of Other items impacting comparability, net for the 12-month rolling period:

	Twelve months ended June 30,
	2021	2020
	(In thousands)
Restructuring and other, net	$35,179	$92,274
ERP Implementation costs	25,614	35,127
Gains on sale of properties	(42,186)	—
Early redemption of medium-term notes	8,999	—
ChoiceLease liability insurance revenue	(7,827)	(35,466)
Other items impacting comparability, net	$19,779	$91,935

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Forward-looking statements (within the meaning of the Federal Private Securities Litigation Reform Act of 1995) are statements that relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends concerning matters that are not historical facts. These statements are often preceded by or include the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “could,” “should” or similar expressions. This Quarterly Report contains forward-looking statements including, statements regarding:
•our expectations regarding the COVID-19 effects on our business and financial results including revenue and cash flow;
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
•our expectations of the impact of a potential cyclical downturn, including the probability of incurring losses or having to incur accelerated depreciation;
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
These statements, as well as other forward-looking statements contained in this Quarterly Report, are based on our current plans and expectations and are subject to risks, uncertainties and assumptions. We caution readers that certain important factors could cause actual results and events to differ significantly from those expressed in any forward-looking statements. These risk factors, include the following:
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

As of the end of the second quarter of 2021, we carried out an evaluation, under the supervision and with the participation of management, including Ryder’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the second quarter of 2021, Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2021, we implemented the financial module of our new enterprise resource planning (ERP) system to replace existing core financial systems. As a result of the implementation, there were certain changes to our internal control over financial reporting related to the new ERP system. There have been no other changes in our internal control over financial reporting that occurred during the three months ended June 30, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of our material pending legal proceedings, please refer to Item 1, Note 16, “Contingencies and Other Matters,” in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases we made of our common stock during the three months ended June 30, 2021:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Anti-Dilutive Program (2)
April 1 through April 30, 2021	8,627	$78.35	—	575,045
May 1 through May 31, 2021	350,044	84.71	350,044	225,001
June 1 through June 30, 2021	304	78.37	—	225,001
Total	358,975	$84.55	350,044
 ————————————
(1)During the three months ended June 30, 2021, we purchased an aggregate of 8,931 shares of our common stock in employee-related transactions. Employee-related transactions may include: (i) shares of common stock withheld as payment for the exercise price of options exercised or to satisfy the employees' tax withholding liability associated with our share-based compensation programs and (ii) open-market purchases by the trustee of Ryder’s deferred compensation plans relating to investments by employees in our stock, one of the investment options available under the plans.
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

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Certification of Robert E. Sanchez pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of John J. Diez pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32	Certification of Robert E. Sanchez and John J. Diez pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C Section 1350

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYDER SYSTEM, INC.
(Registrant)

Date:	July 28, 2021	By:	/s/ JOHN J. DIEZ
John J. Diez
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	July 28, 2021	By:	/s/ CRISTINA GALLO-AQUINO
Cristina Gallo-Aquino
Senior Vice President and Controller
(Principal Accounting Officer)