Form 10-Q
period 2021-09-30
RYDER SYSTEM INC
filed 2021-10-27
CIK 85961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑        No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑        No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No   ☑
The number of shares of Ryder System, Inc. Common Stock outstanding at September 30, 2021 was 53,693,263.

RYDER SYSTEM, INC.
FORM 10-Q QUARTERLY REPORT

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(In thousands, except per share amounts)
Lease & related maintenance and rental revenues	$1,013,968	$933,771	$2,941,084	$2,730,187
Services revenue	1,320,761	1,120,544	3,762,389	3,174,999
Fuel services revenue	124,320	96,260	359,435	301,977
Total revenues	2,459,049	2,150,575	7,062,908	6,207,163

Cost of lease & related maintenance and rental	725,341	758,351	2,164,222	2,351,993
Cost of services	1,163,606	932,510	3,255,123	2,680,292
Cost of fuel services	116,439	92,930	340,595	291,359
Other operating expenses	32,382	30,009	99,763	93,423
Selling, general and administrative expenses	255,589	211,183	766,599	643,866
Non-operating pension costs, net	(148)	7,200	(530)	9,357
Used vehicle sales, net	(69,303)	(12,919)	(149,788)	17,253
Interest expense	53,752	62,608	162,613	192,459
Miscellaneous (income) loss, net	(5,952)	(10,552)	(55,198)	(11,830)
Restructuring and other items, net	4,137	24,490	22,463	92,637
	2,275,843	2,095,810	6,605,862	6,360,809

Earnings (loss) from continuing operations before income taxes	183,206	54,765	457,046	(153,646)
Provision for (benefit from) income taxes	44,547	9,680	117,235	(15,897)
Earnings (loss) from continuing operations	138,659	45,085	339,811	(137,749)
Loss from discontinued operations, net of tax	(605)	(9,251)	(1,827)	(10,129)
Net earnings (loss)	$138,054	$35,834	$337,984	$(147,878)

Earnings (loss) per common share — Basic
Continuing operations	$2.64	$0.86	$6.46	$(2.64)
Discontinued operations	(0.01)	(0.18)	(0.03)	(0.20)
Net earnings (loss)	$2.63	$0.68	$6.43	$(2.83)

Earnings (loss) per common share — Diluted
Continuing operations	$2.58	$0.85	$6.33	$(2.64)
Discontinued operations	(0.01)	(0.17)	(0.03)	(0.20)
Net earnings (loss)	$2.57	$0.68	$6.30	$(2.83)
See accompanying Notes to Condensed Consolidated Financial Statements.
Note: EPS amounts may not be additive due to rounding.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(In thousands)

Net earnings (loss)	$138,054	$35,834	$337,984	$(147,878)

Other comprehensive income (loss):
Changes in cumulative translation adjustment and unrealized losses from cash flow hedges	(24,232)	32,767	(5,741)	(43,975)

Amortization of pension and postretirement items	6,974	13,796	20,941	28,946
Income tax expense related to amortization of pension and postretirement items	(1,541)	(3,300)	(4,512)	(6,405)
Amortization of pension and postretirement items, net of taxes	5,433	10,496	16,429	22,541

Change in net actuarial loss and prior service cost	—	(89,627)	116	(94,166)
Income tax (expense) benefit related to change in net actuarial loss and prior service cost	—	21,286	(80)	22,373
Change in net actuarial loss and prior service cost, net of taxes	—	(68,341)	36	(71,793)

Other comprehensive income (loss), net of taxes	(18,799)	(25,078)	10,724	(93,227)

Comprehensive income (loss)	$119,255	$10,756	$348,708	$(241,105)
See accompanying Notes to Condensed Consolidated Financial Statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2021	December 31, 2020
	(In thousands, except share amounts)
Assets:
Current assets:
Cash and cash equivalents	$202,736	$151,294
Receivables, net	1,361,532	1,182,350
Inventories	66,831	61,191
Prepaid expenses and other current assets	208,131	200,694
Total current assets	1,839,230	1,595,529
Revenue earning equipment, net	8,435,031	8,777,015
Operating property and equipment, net of accumulated depreciation of $1,259,758 and $1,212,164	942,393	927,058
Goodwill	475,267	475,245
Intangible assets, net	38,090	43,216
Sales-type leases and other assets	1,166,101	1,113,891
Total assets	$12,896,112	$12,931,954

Liabilities and shareholders’ equity:
Current liabilities:
Short-term debt and current portion of long-term debt	$1,354,821	$516,581
Accounts payable	733,400	547,389
Accrued expenses and other current liabilities	1,066,406	989,178
Total current liabilities	3,154,627	2,053,148
Long-term debt	4,632,296	6,093,655
Other non-current liabilities	1,379,688	1,403,861
Deferred income taxes	1,215,850	1,125,733
Total liabilities	10,382,461	10,676,397

Commitments and contingencies (Note 16)
Shareholders’ equity:
Preferred stock, no par value per share — authorized, 3,800,917; none outstanding, September 30, 2021 and December 31, 2020	—	—
Common stock, $0.50 par value per share — authorized, 400,000,000; outstanding, September 30, 2021 — 53,693,263 and December 31, 2020 — 53,732,033	26,846	26,866
Additional paid-in capital	1,177,067	1,132,954
Retained earnings	2,116,219	1,912,942
Accumulated other comprehensive loss	(806,481)	(817,205)
Total shareholders’ equity	2,513,651	2,255,557
Total liabilities and shareholders’ equity	$12,896,112	$12,931,954
See accompanying Notes to Condensed Consolidated Financial Statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2021	2020
	(In thousands)
Cash flows from operating activities from continuing operations:
Net earnings (loss)	$337,984	$(147,878)
Less: Loss from discontinued operations, net of tax	(1,827)	(10,129)
Earnings (loss) from continuing operations	339,811	(137,749)
Depreciation expense	1,349,239	1,552,318
Used vehicle sales, net	(149,788)	17,253
Amortization expense and other non-cash charges, net	12,787	93,513
Non-cash lease expense	70,477	67,949
Non-operating pension costs, net and share-based compensation expense	35,469	28,376
Deferred income tax expense (benefit)	86,199	(29,875)
Collections on sales-type leases	99,305	85,662
Changes in operating assets and liabilities:
Receivables	(160,454)	6,646
Inventories	(5,650)	20,499
Prepaid expenses and other assets	(91,147)	(11,822)
Accounts payable	119,144	(14,733)
Accrued expenses and other non-current liabilities	(20,501)	18,552
Net cash provided by operating activities from continuing operations	1,684,891	1,696,589

Cash flows from investing activities from continuing operations:
Purchases of property and revenue earning equipment	(1,427,684)	(879,400)
Sales of revenue earning equipment	516,466	390,767
Sales of operating property and equipment	54,606	9,918
Other	(4,298)	(5,704)
Net cash used in investing activities from continuing operations	(860,910)	(484,419)

Cash flows from financing activities from continuing operations:
Net repayments of commercial paper and other	(97,048)	(499,642)
Debt proceeds	—	2,084,343
Debt repayments	(543,345)	(2,081,434)
Dividends on common stock	(91,296)	(89,672)
Common stock issued	23,650	3,962
Common stock repurchased	(56,652)	(11,924)
Other	(3,363)	(9,348)
Net cash provided by (used in) financing activities from continuing operations	(768,054)	(603,715)

Effect of exchange rate changes on cash and cash equivalents	(4,590)	2,866
Increase (decrease) in cash and cash equivalents from continuing operations	51,337	611,321
Increase (decrease) in cash and cash equivalents from discontinued operations	105	(657)
Increase (decrease) in cash and cash equivalents	51,442	610,664
Cash and cash equivalents at beginning of year	151,294	73,584
Cash and cash equivalents at end of period	$202,736	$684,248
See accompanying Notes to Condensed Consolidated Financial Statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

	Three months ended September 30, 2021
	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Amount	Shares	Par				Total
	(In thousands, except share amounts)
Balance as of July 1, 2021	$—	53,773,599	$26,886	$1,163,267	$2,015,743	$(787,682)	$2,418,214
Comprehensive income (loss)	—	—	—	—	138,054	(18,799)	119,255
Common stock dividends declared —$0.58 per share	—	—	—	—	(31,947)	—	(31,947)
Common stock issued under employee stock award and stock purchase plans and other	—	16,957	9	3,089	—	—	3,098
Common stock repurchases	—	(97,293)	(49)	(1,994)	(5,631)	—	(7,674)
Share-based compensation	—	—	—	12,705	—	—	12,705
Balance as of September 30, 2021	$—	53,693,263	$26,846	$1,177,067	$2,116,219	$(806,481)	$2,513,651

	Three months ended September 30, 2020
	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Amount	Shares	Par				Total
	(In thousands, except share amounts)
Balance as of July 1, 2020	$—	53,818,841	$26,909	$1,113,883	$1,922,940	$(904,640)	$2,159,092
Comprehensive income (loss)	—	—	—	—	35,834	(25,078)	10,756
Common stock dividends declared —$0.56 per share	—	—	—	—	(30,401)	—	(30,401)
Common stock issued under employee stock award and stock purchase plans and other	—	70,282	35	2,687	—	—	2,722
Share-based compensation	—	—	—	8,389	—	—	8,389
Balance as of September 30, 2020	$—	53,889,123	$26,944	$1,124,959	$1,928,373	$(929,718)	$2,150,558
See accompanying Notes to Condensed Consolidated Financial Statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

	Nine months ended September 30, 2021
	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Amount	Shares	Par				Total
	(In thousands, except share amounts)
Balance as of January 1, 2021	$—	53,732,033	$26,866	$1,132,954	$1,912,942	$(817,205)	$2,255,557
Comprehensive income (loss)	—	—	—	—	337,984	10,724	348,708
Common stock dividends declared —$1.70 per share	—	—	—	—	(93,611)	—	(93,611)
Common stock issued under employee stock award and stock purchase plans and other	—	696,524	348	23,302	—	—	23,650
Common stock repurchases	—	(735,294)	(368)	(15,188)	(41,096)	—	(56,652)
Share-based compensation	—	—	—	35,999	—	—	35,999
Balance as of September 30, 2021	$—	53,693,263	$26,846	$1,177,067	$2,116,219	$(806,481)	$2,513,651

	Nine months ended September 30, 2020
	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Amount	Shares	Par				Total
	(In thousands, except share amounts)
Balance as of January 1, 2020	$—	53,278,316	$26,639	$1,108,649	$2,177,513	$(836,491)	$2,476,310
Adoption of new accounting standard	—	—	—	—	(5,077)	—	(5,077)
Comprehensive income (loss)	—	—	—	—	(147,878)	(93,227)	(241,105)
Common stock dividends declared —$1.68 per share	—	—	—	—	(90,627)	—	(90,627)
Common stock issued under employee stock award and stock purchase plans and other	—	913,905	457	3,505	—	—	3,962
Common stock repurchases	—	(303,098)	(152)	(6,214)	(5,558)	—	(11,924)
Share-based compensation	—	—	—	19,019	—	—	19,019
Balance as of September 30, 2020	$—	53,889,123	$26,944	$1,124,959	$1,928,373	$(929,718)	$2,150,558

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

Primary Geographical Markets

	Three months ended September 30, 2021
	FMS	SCS	DTS	Eliminations	Total
	(In thousands)
United States	$1,295,617	$689,180	$380,357	$(152,014)	$2,213,140
Canada	76,361	57,085	—	(7,991)	125,455
Europe	64,362	—	—	—	64,362
Mexico	—	56,092	—	—	56,092
Total revenues	$1,436,340	$802,357	$380,357	$(160,005)	$2,459,049

	Three months ended September 30, 2020
	FMS	SCS	DTS	Eliminations	Total
	(In thousands)
United States	$1,167,900	$581,858	$299,680	$(127,316)	$1,922,122
Canada	67,321	56,313	—	(4,421)	119,213
Europe	61,996	—	—	—	61,996
Mexico	—	47,244	—	—	47,244
Total revenues	$1,297,217	$685,415	$299,680	$(131,737)	$2,150,575

	Nine months ended September 30, 2021
	FMS	SCS	DTS	Eliminations	Total
	(In thousands)
United States	$3,756,851	$1,952,193	$1,055,575	$(436,793)	$6,327,826
Canada	223,623	171,908	—	(20,627)	374,904
Europe	199,592	—	—	—	199,592
Mexico	—	160,586	—	—	160,586
Total revenues	$4,180,066	$2,284,687	$1,055,575	$(457,420)	$7,062,908

	Nine months ended September 30, 2020
	FMS	SCS	DTS	Eliminations	Total
	(In thousands)
United States	$3,446,869	$1,545,715	$928,512	$(377,536)	$5,543,560
Canada	198,566	150,153	—	(12,624)	336,095
Europe	190,196	—	—	—	190,196
Mexico	—	137,312	—	—	137,312
Total revenues	$3,835,631	$1,833,180	$928,512	$(390,160)	$6,207,163

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
Industry

Our SCS business segment included revenue from the below industries:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(In thousands)
Automotive	$303,923	$273,589	$882,977	$671,263
Technology and healthcare	103,387	103,976	310,422	279,875
Consumer packaged goods and retail	316,876	250,449	876,362	716,880
Industrial and other	78,171	57,401	214,926	165,162
Total SCS revenues	$802,357	$685,415	$2,284,687	$1,833,180

Lease & Related Maintenance and Rental Revenues
The non-lease revenue from maintenance services related to our FMS business is recognized in "Lease & related maintenance and rental revenues" in the Condensed Consolidated Statements of Earnings. For the three months ended September 30, 2021 and 2020, we recognized $255 million and $241 million, respectively. For the nine months ended September 30, 2021 and 2020, we recognized $765 million and $719 million, respectively.
Deferred Revenue
The following table includes the changes in deferred revenue due to the collection and deferral of cash or the satisfaction of our performance obligation under the contract:

	Nine months ended September 30,
	2021	2020
	(In thousands)
Balance as of beginning of period	$629,739	$603,687
Recognized as revenue during period from beginning balance	(147,944)	(141,677)
Consideration deferred during period, net	115,562	161,460
Foreign currency translation adjustment and other	(418)	(703)
Balance as of end of period	$596,939	$622,767

Contracted Not Recognized Revenue

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized (contracted not recognized revenue). Contracted not recognized revenue primarily includes deferred revenue and amounts for full service ChoiceLease maintenance revenue that will be recognized as revenue in future periods as we provide maintenance services to our customers. Contracted not recognized revenue excludes (1) variable consideration as it is not included in the transaction price consideration allocated at contract inception, (2) revenues from our lease component of our ChoiceLease product and commercial rental product, (3) revenues from contracts with an original duration of one year or less, including SelectCare contracts, and (4) revenue from SCS, DTS and other contracts where there are remaining performance obligations when we have the right to invoice but the revenue to be recognized in the future corresponds directly with the value delivered to the customer. Contracted not recognized revenue was $2.4 billion as of September 30, 2021.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
4. RECEIVABLES, NET

	September 30, 2021	December 31, 2020
	(In thousands)
Trade	$1,198,674	$1,051,618
Sales-type leases	143,844	132,003
Other, primarily warranty and insurance	45,621	41,753
	1,388,139	1,225,374
Allowance for credit losses and other	(26,607)	(43,024)
Total	$1,361,532	$1,182,350

The following table provides a reconciliation of our allowance for credit losses and other:

	Nine months ended September 30,
	2021	2020
	(In thousands)
Balance as of beginning of period	$43,024	$22,761
Changes to provisions for credit losses	(5,097)	35,000
Impact of adoption of new accounting standard, write-offs, and other (1)	(11,320)	(12,368)
Balance as of end of period	$26,607	$45,393
 ————————————
(1)Includes the cumulative-effect adjustment for the adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), during the nine months ended September 30, 2020.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
5. REVENUE EARNING EQUIPMENT, NET

	Estimated Useful Lives	September 30, 2021			December 31, 2020
		Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
	(In years)	(In thousands)
Held for use:
Trucks	3 — 7	$5,151,634	$(1,993,329)	$3,158,305	$5,061,266	$(1,818,594)	$3,242,672
Tractors	4 — 7.5	7,266,726	(3,032,901)	4,233,825	7,013,595	(2,853,591)	4,160,004
Trailers and other	9.5 — 12	1,816,896	(839,048)	977,848	2,046,768	(804,006)	1,242,762
Held for sale		304,079	(239,026)	65,053	644,132	(512,555)	131,577
Total		$14,539,335	$(6,104,304)	$8,435,031	$14,765,761	$(5,988,746)	$8,777,015

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

During the second quarter of 2021, we completed a review of the residual values and useful lives of revenue earning equipment. Based on the results of our analysis, we primarily adjusted our residual value estimates for certain tractors and useful lives of certain classes of our revenue earning equipment, which impacted approximately 15% of our total fleet. The increase in depreciation expense in the third quarter of 2021 was not material to our results of operations.

The following table provides a summary of amounts that have been recorded for accelerated and policy depreciation related to our residual value and useful life estimate changes since 2019, as well as used vehicle sales results (rounded to the closest million):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(In thousands)
Accelerated depreciation	$10,000	$46,000	$52,000	$202,000
Policy depreciation	66,000	67,000	187,000	186,000
Used vehicle sales, net	(69,000)	(13,000)	(150,000)	17,000

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

The following table presents our assets held for sale that are measured at fair value on a nonrecurring basis and considered a Level 3 fair value measurement:

			Valuation Adjustments
			Three months ended September 30,		Nine months ended September 30,
	September 30, 2021	December 31, 2020 (2)	2021	2020	2021	2020
	(In thousands)
Revenue earning equipment held for sale (1):
Trucks	$1,140	$3,848	$1,224	$511	$2,798	$16,962
Tractors	446	2,211	2,177	603	2,836	12,091
Trailers and other	560	4,092	1,161	819	5,036	5,404
Total assets at fair value	$2,146	$10,151	$4,562	$1,933	$10,670	$34,457
 ————————————
(1)Reflects only the portion where net book values exceeded fair values and valuation adjustments were recorded. The net book value of assets held for sale that were less than fair value was $63 million and $121 million as of September 30, 2021 and December 31, 2020, respectively.
(2)Adjusted the presentation of the vehicles held for sale that were recorded to fair value to now exclude vehicles that previously recognized accumulated accelerated depreciation.

The components of used vehicle sales, net were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(In thousands)
Gains on vehicle sales, net	$(73,865)	$(14,852)	$(160,458)	$(17,204)
Losses from valuation adjustments	4,562	1,933	10,670	34,457
Used vehicle sales, net	$(69,303)	$(12,919)	$(149,788)	$17,253

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
6. ACCRUED EXPENSES AND OTHER LIABILITIES

	September 30, 2021			December 31, 2020
	Accrued Expenses	Non-Current Liabilities	Total	Accrued Expenses	Non-Current Liabilities	Total
	(In thousands)
Salaries and wages	$196,383	$—	$196,383	$158,122	$—	$158,122
Deferred compensation	5,656	85,635	91,291	5,117	77,823	82,940
Pension benefits	3,777	253,910	257,687	3,776	265,178	268,954
Other postretirement benefits	1,381	16,890	18,271	1,381	20,245	21,626
Other employee benefits	18,751	—	18,751	20,599	—	20,599
Insurance obligations (1)	183,927	306,687	490,614	169,936	292,298	462,234
Operating taxes (2)	171,149	41,683	212,832	164,293	41,687	205,980
Income taxes	15,946	14,763	30,709	4,588	15,598	20,186
Interest	38,328	—	38,328	38,887	—	38,887
Deposits, mainly from customers	93,289	3,173	96,462	79,840	3,014	82,854
Operating lease liabilities	82,950	191,050	274,000	78,785	186,429	265,214
Deferred revenue (3)	179,642	417,297	596,939	183,474	446,265	629,739
Restructuring liabilities	2,490	—	2,490	7,683	—	7,683
Other	72,737	48,600	121,337	72,697	55,324	128,021
Total	$1,066,406	$1,379,688	$2,446,094	$989,178	$1,403,861	$2,393,039
 ————————————
(1)Insurance obligations primarily represent self-insured claim liabilities.
(2)Operating taxes include the deferral of certain payroll taxes in current and non-current liabilities allowed under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act).
(3)Refer to Note 3, "Revenue," for additional information.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
7. INCOME TAXES
Effective Tax Rate

Our effective income tax rate from continuing operations for the third quarter of 2021 was an expense of 24.3% as compared to an expense of 17.7% in the third quarter of 2020 and an expense of 25.7% in the nine months ended September 30, 2021 as compared to a benefit of 10.3% in the nine months ended September 30, 2020. For the three and nine months ended September 30, 2020, the tax rate was impacted by a reduction in earnings due to depreciation charges. For the nine months ended September 30, 2020, the tax rate was also impacted by the recognition of a valuation allowance of $13 million related to our U.K. deferred tax assets and a charge of $7 million related to expiring state net operating losses.

8. LEASES
Leases as Lessor

The components of lease income were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(In thousands)
Operating leases
Lease income related to ChoiceLease	$383,669	$387,867	$1,159,930	$1,173,094
Lease income related to commercial rental (1)	287,612	208,489	752,994	565,404

Sales-type leases
Interest income related to net investment in leases	$10,925	$12,836	$36,380	$36,560

Variable lease income excluding commercial rental (1)	$75,621	$73,740	$219,743	$198,129
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

The components of net investment in sales-type leases, which are included in "Receivables, net" and "Sales-type leases and other assets" in the Condensed Consolidated Balance Sheets, were as follows:

	September 30, 2021	December 31, 2020
	(In thousands)
Net investment in the lease — lease payment receivable	$579,556	$589,120
Net investment in the lease — unguaranteed residual value in assets	45,887	44,704
	625,443	633,824
Estimated loss allowance	(4,025)	(4,025)
Total	$621,418	$629,799

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
9. DEBT

	Weighted Average Interest Rate
	September 30, 2021	Maturities	September 30, 2021	December 31, 2020
			(In thousands)
Debt:
U.S. commercial paper	0.18%	2023	$166,626	$214,375
Canadian commercial paper	0.29%	2023	14,946	62,800
Trade receivables financing program	—%	2022	—	—
Global revolving credit facility	—%	2023	—	200
Unsecured U.S. obligations	3.47%	2024	200,000	200,000
Unsecured U.S. notes — Medium-term notes (1)	3.40%	2022-2026	4,852,348	5,174,180
Unsecured foreign obligations	1.89%	2022-2024	161,932	254,259
Asset-backed U.S. obligations (2)	2.59%	2021-2026	563,747	682,383
Finance lease obligations and other		2021-2030	47,185	48,418
			6,006,784	6,636,615
Debt issuance costs and original issue discounts			(19,667)	(26,379)
Total debt			5,987,117	6,610,236
Short-term debt and current portion of long-term debt			(1,354,821)	(516,581)
Long-term debt			$4,632,296	$6,093,655

 ————————————
(1)Includes the impact from the fair market values of hedging instruments on our notes, which were not material as of September 30, 2021 and December 31, 2020. The notional amount of interest rate swaps designated as fair value hedges was $150 million as of September 30, 2021 and December 31, 2020.
(2)Asset-backed U.S. obligations are related to financing transactions backed by a portion of our revenue earning equipment.

The fair value of total debt (excluding finance lease and asset-backed U.S. obligations) was approximately $5.7 billion and $6.3 billion as of September 30, 2021 and December 31, 2020, respectively. For publicly-traded debt, estimates of fair value were based on market prices. For other debt, fair value was estimated based on a model-driven approach using rates currently available to us for debt with similar terms and remaining maturities. The fair value measurements of our publicly-traded debt and other debt were classified within Level 2 of the fair value hierarchy.

As of September 30, 2021, there was $1.2 billion available under the global credit facility. In order to maintain availability of funding, we must maintain a ratio of debt to consolidated net worth of less than or equal to 300%, as defined in the credit facility agreement. As of September 30, 2021, the ratio was 165%. We had letters of credit and surety bonds outstanding of $458 million and $519 million as of September 30, 2021 and December 31, 2020, respectively, which primarily guarantee the payment of insurance claims.

In April 2021, we extended the expiration date of the trade receivables financing program to April 2022. As of September 30, 2021, the available proceeds under the program were $300 million. In August 2021, we early redeemed $300 million aggregate principal amount outstanding of our 3.450% Medium Term Notes due November 15, 2021. This redemption did not have a material impact on our results of operations.

10. SHARE REPURCHASE PROGRAMS

In October 2021, our Board of Directors authorized two new share repurchase programs. The first program grants management discretion to repurchase up to 2.0 million shares of common stock over a period of two years, commencing on October 14, 2021 and expiring on October 14, 2023 (the "2021 Discretionary Program"). The 2021 Discretionary Program is designed to provide management with capital structure flexibility while concurrently managing objectives related to balance sheet leverage, acquisition opportunities, and shareholder returns. The second program authorizes management to repurchase up to 2.5 million shares of common stock, issued to employees under the company's employee stock plans since September 1, 2021 (the "2021 Anti-Dilutive Program"). The 2021 Anti-Dilutive Program is designed to mitigate the dilutive impact of shares issued under the

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
company's employee stock plans. The 2021 Anti-Dilutive Repurchase Program commenced on October 14, 2021 and expires on October 14, 2023. Share repurchases under both programs can be made from time to time using the company's working capital and a variety of methods, including open-market transactions and trading plans established pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The timing and actual number of shares repurchased are subject to market conditions, legal requirements and other factors, including balance sheet leverage, availability of quality acquisitions and stock price.
The 2021 Anti-Dilutive Program replaces the 2019 anti-dilutive program, which was scheduled to expire in December 2021. During the nine months ended September 30, 2021 and September 30, 2020, we repurchased 735,294 shares for $57 million and 303,098 shares for $12 million, respectively, under the 2019 anti-dilutive program.

11. ACCUMULATED OTHER COMPREHENSIVE LOSS

Comprehensive income (loss) presents a measure of all changes in shareholders’ equity except for changes resulting from transactions with shareholders in their capacity as shareholders. The following summary sets forth the components of accumulated other comprehensive loss, net of tax:

	September 30,
	2021	2020
	(In thousands)
Cumulative translation adjustments	$(157,446)	$(196,114)
Net actuarial loss and prior service cost	(638,575)	(716,711)
Unrealized gain (loss) from cash flow hedges	(10,460)	(16,893)
Accumulated other comprehensive loss	$(806,481)	$(929,718)

12. EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per common share from continuing operations:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(In thousands, except per share amounts)
Earnings (loss) from continuing operations	$138,659	$45,085	$339,811	$(137,749)
Less: Distributed and undistributed earnings allocated to unvested stock	(662)	(198)	(1,599)	(379)
Earnings (loss) from continuing operations available to common shareholders	$137,997	$44,887	$338,212	$(138,128)

Weighted average common shares outstanding — Basic	52,322	52,451	52,330	52,364
Effect of dilutive equity awards	1,192	278	1,090	—
Weighted average common shares outstanding — Diluted	53,514	52,729	53,419	52,364

Earnings (loss) from continuing operations per common share — Basic	$2.64	$0.86	$6.46	$(2.64)
Earnings (loss) from continuing operations per common share — Diluted	$2.58	$0.85	$6.33	$(2.64)
Anti-dilutive equity awards not included in diluted EPS	406	2,574	774	3,544

Note: Amounts may not be additive due to rounding.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
13. SHARE-BASED COMPENSATION PLANS

The following table provides information on share-based compensation expense and income tax benefit recognized:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(In thousands)
Stock option and stock purchase plans	$593	$1,052	$2,230	$3,461
Unvested stock awards	12,112	7,337	33,769	15,558
Share-based compensation expense	12,705	8,389	35,999	19,019
Income tax benefit	(1,695)	(1,470)	(5,208)	(2,955)
Share-based compensation expense, net of tax	$11,010	$6,919	$30,791	$16,064

Total unrecognized pre-tax compensation expense related to all share-based compensation arrangements at September 30, 2021 was $54 million and is expected to be recognized over a weighted-average period of 1.9 years.

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
14. EMPLOYEE BENEFIT PLANS

Components of net pension expense were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(In thousands)
Company-administered plans:
Service cost	$276	$2,967	$824	$8,921
Interest cost	14,496	17,463	43,514	52,348
Expected return on plan assets	(21,702)	(24,304)	(65,187)	(72,515)
Curtailment loss	—	6,303	—	6,303
Amortization of net actuarial loss and prior service cost	7,056	7,784	21,184	23,308
	126	10,213	335	18,365
Multi-employer plans	2,586	2,769	7,766	8,346
Net pension expense	$2,712	$12,982	$8,101	$26,711

Company-administered plans:
U.S.	$2,227	$12,215	$6,680	$25,048
Non-U.S.	(2,101)	(2,002)	(6,345)	(6,683)
	126	10,213	335	18,365
Multi-employer plans	2,586	2,769	7,766	8,346
Net pension expense	$2,712	$12,982	$8,101	$26,711

Non-operating pension costs, net include the amortization of net actuarial loss and prior service cost, interest cost and expected return on plan assets components of pension and postretirement benefit costs, as well as any significant charges for settlements or curtailments if recognized. During the nine months ended September 30, 2021, we contributed $5 million to our pension plans. In 2021, the expected total contributions to our pension plans are approximately $7 million. We also maintain other postretirement benefit plans that are not reflected in the table above as the amount of postretirement benefit expense for such plans was not material for any period presented.

15. OTHER ITEMS IMPACTING COMPARABILITY

Our primary measure of segment performance as shown in Note 18, "Segment Reporting," excludes certain items we do not believe are representative of the ongoing operations of the segment. Excluding these items from our segment measure of performance allows for better year over year comparison:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(In thousands)
Restructuring and other, net	$4,137	$18,738	$9,742	$65,528
ERP implementation costs	—	5,751	12,721	27,109
Restructuring and other items, net	4,137	24,490	22,463	92,637
Gains on sale of properties	(5,411)	(3,733)	(42,179)	(3,733)
ChoiceLease liability insurance revenue (1)	—	(4,971)	(777)	(21,738)
Other items impacting comparability, net	$(1,274)	$15,785	$(20,493)	$67,166
 ————————————
(1) Refer to Note 18, "Segment Reporting," for additional information.
Note: Amounts may not be additive due to rounding.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
During the nine months ended September 30, 2021 and 2020, other items impacting comparability included:
•Restructuring and other, net — For the three and nine months ended September 30, 2021, this item primarily included professional fees related to the pursuit of a discrete commercial claim. For the three and nine months ended September 30, 2020, this item primarily included expenses of $14 million and $38 million, respectively, related to our ChoiceLease liability insurance program which was discontinued in January 2020 and exited in the first quarter of 2021. For the nine months ended September 30, 2020, this item also included severance costs of $13 million for planned actions to reduce headcount primarily in our North American and U.K. FMS operations.
•ERP implementation costs — This item includes costs associated with the implementation of an Enterprise Resource Planning (ERP) system. In July 2020, we went live with the first module of our ERP system for human resources. In April 2021, we went live with the financial module to replace existing core financial systems.
•Gains on sale of properties — We recorded gains on sale of property during the three and nine months ended September 30, 2021, primarily for certain FMS properties in the U.K. that were restructured as part of cost reduction activities in prior periods. The gain is reflected within "Miscellaneous (income) loss, net" in our Condensed Consolidated Statements of Earnings.

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

We believe the claims asserted in the complaints are without merit and intend to defend against them vigorously.

17. SUPPLEMENTAL CASH FLOW INFORMATION

	Nine months ended September 30,
	2021	2020
	(In thousands)
Interest paid	$155,358	$177,426
Income taxes paid	21,177	9,918
Right-of-use assets obtained in exchange for lease obligations:
Finance leases	$12,480	$7,551
Operating leases	71,555	88,646
Capital expenditures acquired but not yet paid	$176,907	$69,981

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

The following table sets forth financial information for each of our segments and provides a reconciliation between segment EBT and earnings (loss) from continuing operations before income taxes:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(In thousands)
Revenue:
Fleet Management Solutions:
ChoiceLease	$799,557	$788,179	$2,399,477	$2,346,546
SelectCare	127,367	128,373	394,538	390,370
Commercial rental	300,640	220,076	790,618	595,013
Other	20,017	16,738	55,734	52,496
Fuel services revenue	188,759	138,880	538,922	429,468
ChoiceLease liability insurance revenue (1)	—	4,971	777	21,738
Fleet Management Solutions	1,436,340	1,297,217	4,180,066	3,835,631
Supply Chain Solutions	802,357	685,415	2,284,687	1,833,180
Dedicated Transportation Solutions	380,357	299,680	1,055,575	928,512
Eliminations (2)	(160,005)	(131,737)	(457,420)	(390,160)
Total revenue	$2,459,049	$2,150,575	$7,062,908	$6,207,163

Earnings (loss) from continuing operations before taxes:
Fleet Management Solutions	$186,391	$16,152	$408,244	$(202,157)
Supply Chain Solutions	22,161	57,848	96,159	125,789
Dedicated Transportation Solutions	11,324	24,728	37,468	58,141
Eliminations	(21,065)	(12,936)	(52,525)	(30,750)
	198,811	85,792	489,346	(48,977)
Unallocated Central Support Services	(17,027)	(8,042)	(53,323)	(28,146)
Non-operating pension costs, net (3)	148	(7,200)	530	(9,357)
Other items impacting comparability, net (4)	1,274	(15,785)	20,493	(67,166)
Earnings (loss) from continuing operations before income taxes	$183,206	$54,765	$457,046	$(153,646)
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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
The following table sets forth the capital expenditures paid for each of our segments:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(In thousands)
Fleet Management Solutions	$498,099	$164,019	$1,369,681	$843,351
Supply Chain Solutions	21,224	6,380	44,204	26,254
Dedicated Transportation Solutions	299	290	861	1,053
Central Support Services	3,664	3,781	12,938	8,742
Purchases of property and revenue earning equipment	$523,286	$174,470	$1,427,684	$879,400

19. SUBSEQUENT EVENTS

On October 27, 2021, we entered into a definitive agreement to acquire all the outstanding equity of Midwest Warehouse & Distribution System (Midwest), a warehousing, distribution, and transportation company based in Woodbridge, Ill. The acquisition is expected to expand our supply chain services, including multi-customer warehousing and distribution. We anticipate completing the acquisition in early November 2021 for a purchase price of approximately $275 million.

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

Our results of operations and financial condition are influenced by a number of factors including: macroeconomic and other market conditions, including pricing and demand; used vehicle sales; customer contracting activity and retention; rental demand; maintenance costs; residual value estimates and other depreciation changes; currency exchange rate fluctuations; customer preferences; inflation; fuel and energy prices; general economic conditions; insurance costs; interest rates; labor costs; unemployment levels; tax rates; changes in accounting or regulatory requirements; and cybersecurity attacks.

Our business has, and may continue to be, impacted by the effects of the COVID-19 pandemic, particularly the current global supply chain disruption. For a detailed discussion of its impact on our results and future considerations, refer to our “Consolidated Results” and “Operating Results by Business Segment” discussions below. In addition, for a detailed description of certain risk factors that impact our business, including those related to the COVID-19 effects, refer to “Item 1A. Risk Factors” section in our 2020 Annual Report on Form 10-K.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
The following discussion provides a summary of financial highlights that are discussed in more detail throughout our MD&A and within the Notes to Condensed Consolidated Financial Statements:

	Three months ended September 30,		Nine months ended September 30,		Change 2021/2020
	2021	2020	2021	2020	Three Months	Nine Months
	(In thousands, except per share amounts)
Total revenue	$2,459,049	$2,150,575	$7,062,908	$6,207,163	14%	14%
Operating revenue (1)	1,982,855	1,790,166	5,723,038	5,184,657	11%	10%

Earnings (loss) from continuing operations before income taxes (EBT)	$183,206	$54,765	$457,046	$(153,646)	NM	NM
Comparable EBT (1)	181,784	77,750	436,023	(77,123)	NM	NM
Earnings (loss) from continuing operations	138,659	45,085	339,811	(137,749)	NM	NM
Comparable earnings (loss) from continuing operations (1)	137,458	63,821	324,786	(57,740)	NM	NM
Net earnings (loss)	138,054	35,834	337,984	(147,878)	NM	NM
Comparable EBITDA (1) (2)	611,721	625,445	1,803,191	1,690,783	(2)%	7%

Earnings (loss) per common share (EPS) — Diluted
Continuing operations	$2.58	$0.85	$6.33	$(2.64)	NM	NM
Comparable (1)	2.55	1.21	6.05	(1.11)	NM	NM
Net earnings (loss)	2.57	0.68	6.30	(2.83)	NM	NM
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

Total revenue increased 14% in both the third quarter of 2021and for the nine months ended September 30, 2021. Operating revenue (a non-GAAP measure excluding fuel, subcontracted transportation and ChoiceLease liability insurance revenues) increased 11% in the third quarter of 2021 and 10% in the nine months ended September 30, 2021. The increases in total and operating revenue for both the third quarter and nine months ended September 30, 2021 were primarily due to higher revenue across all of our business segments as the prior year was negatively impacted by the economic slowdown from the COVID-19 effects particularly in our commercial rental (FMS) and automotive (SCS) businesses in the second quarter of 2020. Total revenue in both periods also increased from higher subcontracted transportation and fuel revenue.

EBT increased to $183 million in the third quarter of 2021 from $55 million in the prior year period. For the nine months ended September 30, 2021, EBT increased to $457 million, as compared to a loss of $154 million in the prior year period. These increases were primarily due to higher gains on used vehicles sold in 2021 and a declining impact of depreciation expense from prior residual value estimate changes, totaling $93 million and $316 million for the third quarter and nine months ended September 30, 2021, respectively. EBT also increased from higher rental performance, improved ChoiceLease results and the prior year impact from the COVID-19 effects.

The COVID-19 pandemic, particularly its effect on global supply chains, has, and will likely continue to, impact several areas of our businesses. After experiencing lower demand in our FMS business for commercial rental and used vehicles in the first half of 2020, we are now experiencing a significant increase in demand in those areas, as well as lease, due to a limited supply of vehicles caused by global supply chain disruptions. If the limited supply of vehicles continues for an extended period, we will likely continue to experience benefits in rental and used vehicle pricing and demand; however, we may experience limited rental and lease fleet growth and lower vehicle sales volumes due to limited used vehicle inventory. In our SCS business, the semiconductor supply shortage has impacted the production activity of our automotive customers, resulting in decreased demand for our services.

In addition, labor shortages, resulting in higher labor costs, have impacted all of our business segments, particularly our DTS and SCS segments. These higher labor costs as well as higher subcontracted transportation costs negatively impacted earnings in both DTS and SCS. We expect these negative impacts from labor shortages to continue through the fourth quarter of 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Overall, while supply chain disruptions and labor shortage challenges have contributed to increased demand for our services as companies seek long-term outsourcing solutions, industry-wide supply chain and labor challenges have negatively impacted a portion of our earnings. While we are experiencing positive momentum in our businesses, any additional negative effects of the pandemic may have a further impact on our business and financial results, as well as on significant judgments and estimates, including those related to prolonged labor shortages, extended disruptions in vehicle and vehicle part production, goodwill and other asset impairments, residual values and other depreciation assumptions, deferred income taxes and annual effective tax rates, variable revenue considerations, the valuation of our pension plans, and allowance for credit losses.

Cash provided by operating activities remained at $1.7 billion for the nine months ended September 30, 2021 as higher net earnings were offset by higher working capital needs. Free cash flow (a non-GAAP financial measure) decreased to $829 million for the nine months ended September 30, 2021 primarily due to higher cash paid for capital expenditures, partially offset by higher proceeds from the sale of revenue earning equipment and operating property and equipment. Gross capital expenditures increased for the nine months ended September 30, 2021 primarily reflecting higher planned investments in the rental fleet.

Our debt to equity ratio was 238% and 293% as of September 30, 2021 and December 31, 2020, respectively. The decrease in debt to equity from December 31, 2020 reflects increased earnings and free cash flow. As of September 30, 2021, our debt balance decreased 9% from the prior year-end to $6.0 billion.

Adjusted return on equity (ROE) was 15.7% and (4.4)% as of September 30, 2021 and 2020, respectively. Our long-term target over the cycle is 15%. The increase in ROE is primarily due to a declining impact of depreciation expense from the residual value estimate changes and higher used vehicle sales results as well as improved commercial rental and ChoiceLease results.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
CONSOLIDATED RESULTS

Lease & Related Maintenance and Rental

	Three months ended September 30,		Nine months ended September 30,		Change 2021/2020
	2021	2020	2021	2020	Three Months	Nine Months
	(In thousands)
Lease & related maintenance and rental revenues	$1,013,968	$933,771	$2,941,084	$2,730,187	9%	8%
Cost of lease & related maintenance and rental	725,341	758,351	2,164,222	2,351,993	(4)%	(8)%
Gross margin	$288,627	$175,420	$776,862	$378,194	65%	NM
Gross margin %	28%	19%	26%	14%

Lease & related maintenance and rental revenues represent revenues from our ChoiceLease and commercial rental product offerings within our FMS business segment. Revenues increased 9% in the third quarter of 2021 and 8% for the nine months ended September 30, 2021 driven primarily by increases in commercial rental demand and pricing. Commercial rental revenues were negatively impacted by the COVID-19 effects in the prior year.

Cost of lease & related maintenance and rental represents the direct costs related to lease & related maintenance and rental revenues and are comprised of depreciation of revenue earning equipment, maintenance costs (primarily repair parts and labor), and other costs such as licenses, insurance and operating taxes. Cost of lease & related maintenance and rental excludes interest costs from vehicle financing, which are reported within "Interest Expense" in our Condensed Consolidated Statements of Earnings. Cost of lease & related maintenance and rental decreased 4% in the third quarter of 2021 and 8% for the nine months ended September 30, 2021 due to declining depreciation expense impacts from prior residual value estimate changes and a smaller average lease fleet.

Lease & related maintenance and rental gross margin increased in the third quarter of 2021 and for the nine months ended September 30, 2021 primarily due to a declining impact of depreciation expense from prior residual value estimate changes, higher commercial rental pricing and utilization, and higher ChoiceLease pricing. Gross margin as a percentage of revenue increased to 28% in the third quarter of 2021 and increased to 26% in the nine months ended September 30, 2021 as a result of the lower depreciation impact, higher commercial rental and ChoiceLease revenue and improved rental utilization.

Services

	Three months ended September 30,		Nine months ended September 30,		Change 2021/2020
	2021	2020	2021	2020	Three Months	Nine Months
	(In thousands)
Services revenue	$1,320,761	$1,120,544	$3,762,389	$3,174,999	18%	19%
Cost of services	1,163,606	932,510	3,255,123	2,680,292	25%	21%
Gross margin	$157,155	$188,034	$507,266	$494,707	(16)%	3%
Gross margin %	12%	17%	13%	16%

Services revenue represents all the revenues associated with our SCS and DTS business segments, as well as SelectCare and fleet support services associated with our FMS business segment. Services revenue increased 18% in the third quarter of 2021 and 19% for the nine months ended September 30, 2021 due to increases in revenue in SCS and DTS from new business, higher pricing and higher volumes, partially offset by a decrease in SCS automotive business revenue as a result of supply chain disruptions on automotive production in the third quarter of 2021. For the nine months ended September 30, 2020, SCS revenue was negatively impacted by COVID-19 effects, including the negative impacts from reduced automotive activity in the second quarter of 2020.

Cost of services represents the direct costs related to services revenue and is primarily comprised of salaries and employee-related costs, subcontracted transportation (purchased transportation from third parties), fuel, vehicle liability costs and maintenance costs. Cost of services increased 25% in the third quarter and 21% for the nine months ended September 30, 2021

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
primarily due to the growth in revenues. Costs of services in both periods also increased due to higher labor and subcontracted transportation costs from labor shortages as well as higher insurance costs.

Services gross margin decreased 16% in the third quarter of 2021 and increased 3% for the nine months ended September 30, 2021. Gross margin as a percentage of revenue decreased to 12% in the third quarter of 2021 and decreased to 13% for the nine months ended September 30, 2021. The decreases in gross margin as a percentage of revenue reflect the impact of higher labor and subcontracted transportation costs and lower SCS automotive performance partially offset by the impact of higher revenues in SCS and DTS for the three and nine months ended September 30, 2021.

Fuel

	Three months ended September 30,		Nine months ended September 30,		Change 2021/2020
	2021	2020	2021	2020	Three Months	Nine Months
	(In thousands)
Fuel services revenue	$124,320	$96,260	$359,435	$301,977	29%	19%
Cost of fuel services	116,439	92,930	340,595	291,359	25%	17%
Gross margin	$7,881	$3,330	$18,840	$10,618	NM	77%
Gross margin %	6%	3%	5%	4%

Fuel services revenue represents fuel services provided to our FMS customers. Fuel services revenue increased 29% in the third quarter of 2021 and 19% for the nine months ended September 30, 2021, primarily reflecting higher fuel prices passed through to customers, partially offset by less gallons sold.

Cost of fuel services includes the direct costs associated with providing our customers with fuel. These costs include fuel, salaries and employee-related costs of fuel island attendants and depreciation of our fueling facilities and equipment. Cost of fuel services increased 25% in the third quarter of 2021 and 17% for the nine months ended September 30, 2021 as a result of higher fuel prices, partially offset by less gallons sold.

Fuel services gross margin increased in the third quarter of 2021 and for the nine months ended September 30, 2021. Fuel services gross margin as a percentage of revenue increased to 6% in the third quarter of 2021 and increased to 5% for the nine months ended September 30, 2021. Fuel is largely a pass-through to customers for which we realize minimal changes in margin during periods of steady market fuel prices. However, fuel services margin is impacted by sudden increases or decreases in market fuel prices during a short period of time, as customer pricing for fuel is established based on current market fuel costs. Fuel services gross margin for the third quarter of 2021 and nine months ended September 30, 2021 was impacted by these price change dynamics.

Other Operating Expenses

	Three months ended September 30,		Nine months ended September 30,		Change 2021/2020
	2021	2020	2021	2020	Three Months	Nine Months
	(In thousands)
Other operating expenses	$32,382	$30,009	$99,763	$93,423	8%	7%

Other operating expenses include costs related to our owned and leased facilities within the FMS segment, such as facility depreciation, rent, purchased insurance, utilities and taxes. These facilities are utilized to provide maintenance to our ChoiceLease, commercial rental, and SelectCare customers. Other operating expenses increased in the third quarter of 2021 and for the nine months ended September 30, 2021 due to additional maintenance performed on our FMS facilities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Selling, General and Administrative Expenses

	Three months ended September 30,		Nine months ended September 30,		Change 2021/2020
	2021	2020	2021	2020	Three Months	Nine Months
	(In thousands)
Selling, general and administrative expenses (SG&A)	$255,589	$211,183	$766,599	$643,866	21%	19%
Percentage of total revenue	10%	10%	11%	10%

SG&A expenses increased 21% in the third quarter of 2021 and 19% for the nine months ended September 30, 2021. The increases in SG&A expenses reflects higher incentive compensation-related expenses due to improved company performance, strategic investments primarily in technology and marketing, and higher compensation related expenses from temporary furloughs in the prior year, partially offset by lower bad debt expense. SG&A expenses as a percentage of total revenue remained at 10% for the third quarter of 2021 and increased slightly to 11% for the nine months ended September 30, 2021.

Non-Operating Pension Costs, net

	Three months ended September 30,		Nine months ended September 30,		Change 2021/2020
	2021	2020	2021	2020	Three Months	Nine Months
	(In thousands)
Non-operating pension costs, net	$(148)	$7,200	$(530)	$9,357	NM	NM

Non-operating pension costs, net include the amortization of net actuarial loss and prior service cost, interest cost and expected return on plan assets components of pension and postretirement benefit costs, as well as any significant charges for settlements or curtailments if recognized. The decrease in non-operating pension costs, net is primarily due to a freeze of substantially all of the remaining active participants in our pension plans in 2020.

Used Vehicle Sales, net

	Three months ended September 30,		Nine months ended September 30,		Change 2021/2020
	2021	2020	2021	2020	Three Months	Nine Months
	(In thousands)
(Gains) losses on used vehicle sales, net	$(69,303)	$(12,919)	$(149,788)	$17,253	NM	NM

Used vehicle sales, net includes gains or losses from sales of used vehicles, selling costs associated with used vehicles and write-downs of vehicles held for sale to fair market values (referred to as "valuation adjustments"). Used vehicle sales, net was a net gain in the third quarter of 2021 and 2020. For the nine months ended September 30, 2021, used vehicle sales, net was a net gain as compared to a net loss in the prior year period. The increase in used vehicle sales, net in both periods was primarily due to higher gains on sales of used vehicles.

Average proceeds per unit increased in the third quarter of 2021 and for the nine months ended September 30, 2021, primarily reflecting higher pricing and retail channel mix. The following table presents the used vehicle pricing changes compared to the prior year:

	Proceeds per unit change 2021/2020 (1)
	Three Months	Nine Months

Tractors	100%	62%
Trucks	103%	66%
————————————
(1) Represents percentage change compared to prior year period in average sales proceeds on used vehicle sales using constant currency.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Interest expense

	Three months ended September 30,		Nine months ended September 30,		Change 2021/2020
	2021	2020	2021	2020	Three Months	Nine Months
	(In thousands)
Interest expense	$53,752	$62,608	$162,613	$192,459	(14)%	(16)%
Effective interest rate	3.5%	3.2%	3.4%	3.3%

Interest expense decreased 14% in the third quarter of 2021 and 16% for the nine months ended September 30, 2021 reflecting lower average outstanding debt. The decrease in average outstanding debt reflects lower borrowing needs due to lower vehicle capital spending in 2020 and increased free cash flow.

Miscellaneous (income) loss, net

	Three months ended September 30,		Nine months ended September 30,		Change 2021/2020
	2021	2020	2021	2020	Three Months	Nine Months
	(In thousands)
Miscellaneous (income) loss, net	$(5,952)	$(10,552)	$(55,198)	$(11,830)	(44)%	NM
Miscellaneous (income) loss, net consists of investment income on securities used to fund certain benefit plans, interest income, gains on sales of operating property, foreign currency transaction remeasurement and other non-operating items. Miscellaneous (income) loss, net was income of $6 million in the third quarter of 2021 compared to income of $11 million in the prior year period reflecting lower rabbi trust investment income. Miscellaneous (income) loss, net was income of $55 million for the nine months ended September 30, 2021 compared to income of $12 million in the prior year period, primarily due to higher U.K. and U.S. gains on sale of properties.

Restructuring and other items, net

	Three months ended September 30,		Nine months ended September 30,		Change 2021/2020
	2021	2020	2021	2020	Three Months	Nine Months
	(In thousands)
Restructuring and other items, net	$4,137	$24,490	$22,463	$92,637	(83)%	(76)%

Refer to Note 15, "Other Items Impacting Comparability" in the Notes to Condensed Consolidated Financial Statements for a discussion of restructuring charges and other items.

Provision for (benefit from) income taxes

	Three months ended September 30,		Nine months ended September 30,		Change 2021/2020
	2021	2020	2021	2020	Three Months	Nine Months
	(In thousands)
Provision for (benefit from) income taxes	$44,547	$9,680	$117,235	$(15,897)	NM	NM
Effective tax rate on continuing operations	24.3%	17.7%	25.7%	10.3%
Comparable tax rate on continuing operations (1)	24.4%	17.9%	25.5%	25.1%
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
OPERATING RESULTS BY BUSINESS SEGMENT

	Three months ended September 30,		Nine months ended September 30,		Change 2021/2020
	2021	2020	2021	2020	Three Months	Nine Months
	(In thousands)
Revenue:
Fleet Management Solutions	$1,436,340	$1,297,217	$4,180,066	$3,835,631	11%	9%
Supply Chain Solutions	802,357	685,415	2,284,687	1,833,180	17%	25%
Dedicated Transportation Solutions	380,357	299,680	1,055,575	928,512	27%	14%
Eliminations	(160,005)	(131,737)	(457,420)	(390,160)	(21)%	(17)%
Total	$2,459,049	$2,150,575	$7,062,908	$6,207,163	14%	14%
Operating Revenue: (1)
Fleet Management Solutions	$1,247,581	$1,153,366	$3,640,367	$3,384,425	8%	8%
Supply Chain Solutions	559,290	492,288	1,596,446	1,364,656	14%	17%
Dedicated Transportation Solutions	271,557	233,629	764,245	698,245	16%	9%
Eliminations	(95,573)	(89,117)	(278,020)	(262,669)	(7)%	(6)%
Total	$1,982,855	$1,790,166	$5,723,038	$5,184,657	11%	10%

Earnings (loss) from continuing operations before income taxes:
Fleet Management Solutions	$186,391	$16,152	$408,244	$(202,157)	NM	NM
Supply Chain Solutions	22,161	57,848	96,159	125,789	(62)%	(24)%
Dedicated Transportation Solutions	11,324	24,728	37,468	58,141	(54)%	(36)%
Eliminations	(21,065)	(12,936)	(52,525)	(30,750)	(63)%	(71)%
	198,811	85,792	489,346	(48,977)	NM	NM
Unallocated Central Support Services	(17,027)	(8,042)	(53,323)	(28,146)	NM	(89)%
Non-operating pension costs, net	148	(7,200)	530	(9,357)	NM	NM
Other items impacting comparability, net (2)	1,274	(15,785)	20,493	(67,166)	NM	NM
Earnings (loss) from continuing operations before income taxes	$183,206	$54,765	$457,046	$(153,646)	NM	NM
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

The following table sets forth the benefits from equipment contribution included in EBT for our SCS and DTS business segments:

	Three months ended September 30,		Nine months ended September 30,		Change 2021/2020
	2021	2020	2021	2020	Three Months	Nine Months
	(In thousands)
Equipment Contribution:
Supply Chain Solutions	$8,794	$4,380	$21,839	$12,178	NM	79%
Dedicated Transportation Solutions	12,271	8,556	30,686	18,572	43%	65%
Total	$21,065	$12,936	$52,525	$30,750	63%	71%

The increase in SCS and DTS equipment contribution in the third quarter of 2021 and in the nine months ended September 30, 2021 is primarily related to higher rental demand, the declining impact associated with the prior residual value estimate changes on vehicles used to provide services to SCS and DTS as well as higher fuel margins.

Items excluded from our segment EBT measure and their classification within our Condensed Consolidated Statements of Earnings are as follows:

		Three months ended September 30,		Nine months ended September 30,
Description	Classification	2021	2020	2021	2020
		(In thousands)
Restructuring and other, net (1)	Restructuring and other items, net	$(4,137)	$(18,738)	$(9,742)	$(65,528)
ERP implementation costs (1)	Restructuring and other items, net	—	(5,751)	(12,721)	(27,109)
Gains on sale of properties (1)	Miscellaneous (income) loss, net	5,411	3,733	42,179	3,733
ChoiceLease liability insurance revenue (1)	Revenue	—	4,971	777	21,738
Other items impacting comparability, net		1,274	(15,785)	20,493	(67,166)
Non-operating pension costs, net (2)	Non-operating pension costs	148	(7,200)	530	(9,357)
		$1,422	$(22,985)	$21,023	$(76,523)
———————————
(1)Refer to Note 15, “Other Items Impacting Comparability,” in the Notes to Condensed Consolidated Financial Statements for additional information.
(2)Refer to Note 14, "Employee Benefit Plans," in the Notes to Condensed Consolidated Financial Statements for additional information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Fleet Management Solutions

	Three months ended September 30,		Nine months ended September 30,		Change 2021/2020
	2021	2020	2021	2020	Three Months	Nine Months
	(In thousands)
ChoiceLease	$799,557	$788,179	$2,399,477	$2,346,546	1%	2%
SelectCare	127,367	128,373	394,538	390,370	(1)%	1%
Commercial rental (1)	300,640	220,076	790,618	595,013	37%	33%
Other	20,017	16,738	55,734	52,496	20%	6%
Fuel services	188,759	138,880	538,922	429,468	36%	25%
ChoiceLease liability insurance (2)	—	4,971	777	21,738	NM	(96)%
FMS total revenue	$1,436,340	$1,297,217	$4,180,066	$3,835,631	11%	9%

FMS operating revenue (3)	$1,247,581	$1,153,366	$3,640,367	$3,384,425	8%	8%

FMS EBT	$186,391	$16,152	$408,244	$(202,157)	NM	NM

FMS EBT as a % of FMS total revenue	13.0%	1.2%	9.8%	(5.3)%	NM	NM

FMS EBT as a % of FMS operating revenue (3)	14.9%	1.4%	11.2%	(6.0)%	NM	NM

			Twelve months ended September 30,		Change 2021/2020
			2021	2020
FMS EBT as a % of FMS total revenue			8.5%	(5.4)%	NM
FMS EBT as a % of FMS operating revenue (3)			9.7%	(6.1)%	NM

————————————
(1)For the three months ended September 30, 2021 and 2020, rental revenue from lease customers in place of a lease vehicle represented 30% and 32% of commercial rental revenue, respectively. For the nine months ended September 30, 2021 and 2020, rental revenue from lease customers in place of a lease vehicle represented 30% and 35% of commercial rental revenue, respectively.
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

FMS total revenue increased 11% in the third quarter of 2021and 9% for the nine months ended September 30, 2021 due to higher operating revenue (a non-GAAP measure excluding fuel and ChoiceLease liability insurance revenues) and fuel revenue. FMS operating revenue increased 8% in both the third quarter and for the nine months ended September 30, 2021 primarily due to higher commercial rental revenue.

ChoiceLease revenue increased 1% in the third quarter of 2021 and 2% for the nine months ended September 30, 2021 primarily due to higher prices, partially offset by lower revenue from a smaller fleet. Commercial rental revenue increased 37% in the third quarter and 33% in the nine months ended September 30, 2021 primarily due to higher demand and pricing. Commercial rental demand in the prior year was negatively impacted by the COVID-19 effects, primarily in the second quarter of 2020. Commercial rental pricing on average power units increased 9% in the third quarter of 2021 and 11% for the nine months ended September 30, 2021. Fuel services revenue increased 36% in the third quarter of 2021 and 25% in the nine months ended September 30, 2021 primarily reflecting higher fuel prices passed through to customers, partially offset by less gallons sold.

FMS EBT in the third quarter of 2021 increased to $186 million from $16 million in the prior year period. FMS EBT in the nine months ended September 30, 2021, increased to $408 million from a loss of $202 million in the prior year period. The increases in FMS EBT are attributed to higher gains on used vehicles sold and a declining impact of depreciation expense from prior vehicle residual value estimate changes of $93 million and $316 million for the three and nine months ended September 30, 2021, respectively. The increases in EBT also reflects higher commercial rental and ChoiceLease results. Higher commercial rental results were primarily due to higher pricing and increased utilization in 2021. Rental power fleet utilization increased to

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
83% from 71% in the third quarter of 2021 and increased to 79% from 64% in the nine months ended September 30, 2021. ChoiceLease results benefited from higher lease pricing with quarterly revenue per average active vehicle up 4%, partially offset by a 3% smaller quarterly average active lease fleet compared to prior year. In 2020, EBT included negative impacts from the COVID-19 effects due to lower rental demand and higher bad debt expense which was partially offset by COVID-19-related cost actions and lower medical expenses.

During the second quarter of 2021, we completed a review of the residual values and useful lives of revenue earning equipment. Prior to our review, the residual value estimates of our total fleet already reflected historically low levels, with used tractor prices only falling below those estimates in four of the last 21 years. Based on the results of our analysis, we primarily adjusted our residual value estimates for certain tractors and useful lives of certain classes of our revenue earning equipment, impacting approximately 15% of our total fleet. These estimate changes are intended to further reduce the probability of losses or need for accelerated depreciation during a potential cyclical downturn, even if tractor pricing returns to historical trough levels. The adjustment is expected to increase depreciation expense in 2021 by $18 million or approximately 1% of estimated annual depreciation expense. The impact was not material to our results of operations for the third quarter and nine months ended September 30, 2021. Refer to Note 5, "Revenue Earning Equipment, net" for further details.

Our global fleet of owned and leased revenue earning equipment and SelectCare vehicles, including vehicles under on-demand maintenance, is summarized as follows (number of units rounded to the nearest hundred):

				Change
	September 30, 2021	December 31, 2020	September 30, 2020	Sept 2021/ Dec 2020	Sept 2021/ Sept 2020
End of period vehicle count
By type:
Trucks (1)	75,000	77,300	79,400	(3)%	(6)%
Tractors (2)	71,900	73,300	75,400	(2)%	(5)%
Trailers and other (3)	43,800	44,100	44,800	(1)%	(2)%
Total	190,700	194,700	199,600	(2)%	(4)%

By product line:
ChoiceLease	144,700	149,600	150,900	(3)%	(4)%
Commercial rental	40,300	35,000	35,400	15%	14%
Service vehicles and other	2,200	2,400	2,600	(8)%	(15)%
	187,200	187,000	188,900	—%	(1)%
Held for sale	3,500	7,700	10,700	(55)%	(67)%
Total	190,700	194,700	199,600	(2)%	(4)%

Customer vehicles under SelectCare contracts (4)	53,900	50,300	55,000	7%	(2)%

Quarterly average vehicle count
By product line:
ChoiceLease	145,200	150,400	152,400	(3)%	(5)%
Commercial rental	39,400	35,100	36,000	12%	9%
Service vehicles and other	2,300	2,500	2,600	(8)%	(12)%
	186,900	188,000	191,000	(1)%	(2)%
Held for sale	3,900	9,000	12,800	(57)%	(70)%
Total	190,800	197,000	203,800	(3)%	(6)%

Customer vehicles under SelectCare contracts (4)	53,400	52,700	56,500	1%	(5)%
Customer vehicles under SelectCare on-demand (5)	6,000	6,400	6,200	(6)%	(3)%
Total vehicles serviced	250,200	256,100	266,500	(2)%	(6)%

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Note: Quarterly amounts were computed using a 6-point average based on monthly information.
The following table provides information on our global active ChoiceLease fleet (number of units rounded to nearest hundred):

				Change
	September 30, 2021	December 31, 2020	September 30, 2020	Sept 2021/ Dec 2020	Sept 2021/ Sept 2020

End of period active ChoiceLease vehicle count (1)	140,000	142,300	143,400	(2)%	(2)%

Quarterly average active ChoiceLease vehicle count (1)	140,200	143,100	144,100	(2)%	(3)%
Quarterly revenue per active ChoiceLease vehicle (2)	$5,700	$5,700	$5,500	—%	4%

———————————
(1)Active ChoiceLease vehicles are calculated as those units currently earning revenue and excludes not yet earning or no longer earning units.
(2)Calculated based on the reported quarterly ChoiceLease revenue. Quarterly revenue per active ChoiceLease vehicle may be impacted by changes in vehicle mix.

The following table provides commercial rental statistics on our global power fleet which excludes trailers:

	Three months ended September 30,		Nine months ended September 30,		Change 2021/2020
	2021	2020	2021	2020	Three Months	Nine Months
Average commercial rental power fleet size — in service (1)	32,900	30,400	31,000	31,700	8%	(2)%
Commercial rental utilization — power fleet (2)	82.8%	70.8%	78.7%	63.7%	NM	NM
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

The following table provides a breakdown of our non-revenue earning equipment included in our end of period global fleet count (number of units rounded to nearest hundred):

				Change
	September 30, 2021	December 31, 2020	September 30, 2020	Sept 2021/ Dec 2020	Sept 2021/ Sept 2020
Not yet earning revenue (NYE)	2,400	1,900	1,100	26%	NM

No longer earning revenue (NLE):
Units held for sale	3,500	7,700	10,700	(55)%	(67)%
Other NLE units	2,600	3,200	4,800	(19)%	(46)%
Total NLE	6,100	10,900	15,500	(44)%	(61)%
Total	8,500	12,800	16,600	(34)%	(49)%

NYE units represent new vehicles on hand that are being prepared for deployment to a lease customer or into the rental fleet. Preparations include activities such as adding lift gates, paint, decals, cargo area and refrigeration equipment. NYE units increased as compared to September 30, 2020 reflecting increased rental capital spending to meet higher rental demand as well as higher lease sales activity.

NLE units represent vehicles held for sale and vehicles for which no revenue has been earned in the previous 30 days. Accordingly, these vehicles may be temporarily out of service, being prepared for sale or awaiting redeployment. NLE units decreased 61% compared to September 30, 2020 due to a decrease in units held for sale, a lower number of vehicles being prepared for sale or redeployment and higher utilization of our rental fleet.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Supply Chain Solutions

	Three months ended September 30,		Nine months ended September 30,		Change 2021/2020
	2021	2020	2021	2020	Three Months	Nine Months
	(In thousands, except vehicle counts)
Automotive	$167,856	$181,962	$519,577	$462,822	(8)%	12%
Technology and healthcare	60,807	55,285	173,041	167,901	10%	3%
Consumer packaged goods and retail	263,659	205,711	717,936	590,430	28%	22%
Industrial and other	66,968	49,330	185,892	143,503	36%	30%
Subcontracted transportation	214,107	172,003	606,120	409,939	24%	48%
Fuel	28,960	21,124	82,121	58,585	37%	40%
SCS total revenue	$802,357	$685,415	$2,284,687	$1,833,180	17%	25%

SCS operating revenue (1)	$559,290	$492,288	$1,596,446	$1,364,656	14%	17%

SCS EBT	$22,161	$57,848	$96,159	$125,789	(62)%	(24)%
SCS EBT as a % of SCS total revenue	2.8%	8.4%	4.2%	6.9%	(560) bps	(270) bps
SCS EBT as a % of SCS operating revenue (1)	4.0%	11.8%	6.0%	9.2%	(780) bps	(320) bps

Memo:
End of period fleet count	10,500	9,500	10,500	9,500	11%	11%

			Twelve months ended September 30,		Change 2021/2020
			2021	2020
SCS EBT as a % of SCS total revenue			4.3%	6.4%	(210) bps
SCS EBT as a % of SCS operating revenue (1)			6.2%	8.6%	(240) bps
————————————
(1)Non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.

SCS total revenue increased 17% in the third quarter of 2021 and 25% in the nine months ended September 30, 2021 as a result of higher operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation) and subcontracted transportation. SCS operating revenue increased 14% in the third quarter of 2021 due to new business, increased volumes, and higher pricing, partially offset by the impact from supply chain disruptions on automotive production. SCS operating revenue increased 17% for the nine months ended September 30, 2021 in all industry verticals primarily due to higher volumes, new business and prior-year COVID-19 effects.

SCS EBT decreased 62% in the third quarter and 24% for the nine months ended September 30, 2021 primarily due to lower earnings in automotive, higher labor costs, and strategic investments, partially offset by earnings from new business. SCS EBT in the nine months ended September 30, 2021 was also negatively impacted by increased incentive compensation and higher medical costs.

In the prior year periods, SCS customer volumes in the automotive business significantly declined due to temporary production shutdowns beginning late in the first quarter of 2020 related to COVID-19. These operations restarted during the second quarter of 2020 and were followed by increased consumer demand in the second half of 2020. In 2021, supply chain disruptions impacted the production activity of our automotive customers through the third quarter of 2021, and is expected to continue through the fourth quarter of 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Dedicated Transportation Solutions

	Three months ended September 30,		Nine months ended September 30,		Change 2021/2020
	2021	2020	2021	2020	Three Months	Nine Months
	(In thousands, except vehicle counts)
DTS total revenue	$380,357	$299,680	$1,055,575	$928,512	27%	14%

DTS operating revenue (1)	$271,557	$233,629	$764,245	$698,245	16%	9%

DTS EBT	$11,324	$24,728	$37,468	$58,141	(54)%	(36)%
DTS EBT as a % of DTS total revenue	3.0%	8.3%	3.5%	6.3%	(530) bps	(280) bps

DTS EBT as a % of DTS operating revenue (1)	4.2%	10.6%	4.9%	8.3%	(640) bps	(340) bps

Memo:
End of period fleet count	10,800	9,300	10,800	9,300	16%	16%

			Twelve months ended September 30,		Change 2021/2020
			2021	2020
DTS EBT as a % of DTS total revenue			3.9%	6.0%	(210) bps
DTS EBT as a % of DTS operating revenue (1)			5.3%	8.1%	(280) bps
————————————
(1)Non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.

DTS total revenue increased 27% in the third quarter of 2021 and 14% for the nine months ended September 30, 2021 primarily due to higher subcontracted transportation and operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation) growth. DTS operating revenue increased 16% in the third quarter of 2021 and 9% in the nine months ended September 30, 2021, primarily reflecting new business, higher volumes, and higher pricing. Revenue growth from new business was largely driven by wins from competitors and private fleet conversions.

DTS EBT decreased 54% in third quarter of 2021 and 36% for the nine months ended September 30, 2021, primarily due to higher labor, increased insurance costs and strategic investments. Labor shortages resulted in higher labor costs as well as higher subcontracted transportation costs, negatively impacting earnings. We expect the negative impacts from labor shortages to continue through the fourth quarter of 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Central Support Services

	Three months ended September 30,		Nine months ended September 30,		Change 2021/2020
	2021	2020	2021	2020	Three Months	Nine Months
	(In thousands)
Human resources	$5,539	$4,868	$17,081	$15,372	14%	11%
Finance and procurement	19,614	17,020	57,602	52,766	15%	9%
Corporate services and public affairs	2,062	1,716	7,136	5,426	20%	32%
Information technology	31,621	24,138	87,286	71,788	31%	22%
Legal and safety	7,284	6,853	22,223	21,328	6%	4%
Marketing	6,253	6,861	23,003	15,791	(9)%	46%
Other	18,134	8,132	58,318	24,934	NM	NM
Total CSS	90,507	69,588	272,649	207,405	30%	31%
Allocation of CSS to business segments	(73,480)	(61,546)	(219,326)	(179,259)	19%	22%
Unallocated CSS	$17,027	$8,042	$53,323	$28,146	NM	89%

Total CSS costs increased 30% in the third quarter of 2021 and 31% for the nine months ended September 30, 2021 due to higher incentive compensation-related expenses in 2021 and continuing strategic investments in technology. Unallocated CSS costs increased to $17 million and $53 million in the third quarter of 2021 and for the nine months ended September 30, 2021 due to higher compensation-related expenses partially driven by increased incentive compensation from improved company performance in 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
FINANCIAL RESOURCES AND LIQUIDITY
Cash Flows
The following is a summary of our cash flows from continuing operations:

	Nine months ended September 30,
	2021	2020
	(In thousands)
Net cash provided by (used in):
Operating activities	$1,684,891	$1,696,589
Investing activities	(860,910)	(484,419)
Financing activities	(768,054)	(603,715)
Effect of exchange rate changes on cash	(4,590)	2,866
Net change in cash and cash equivalents	$51,337	$611,321

	Nine months ended September 30,
	2021	2020
	(In thousands)
Net cash provided by operating activities
Earnings (loss) from continuing operations	$339,811	$(137,749)
Non-cash and other, net	1,404,383	1,729,534
Collections on sales-type leases	99,305	85,662
Changes in operating assets and liabilities	(158,608)	19,142
Cash flows from operating activities from continuing operations	$1,684,891	$1,696,589

Cash provided by operating activities remained at $1.7 billion for the nine months ended September 30, 2021 reflecting higher earnings offset by higher working capital needs. Our working capital needs are primarily driven by the timing of collections of our receivables and payments of our trade payables, as well as changes in other assets and liabilities. The impact from changes in operating assets and liabilities was primarily attributed to an increase in receivables due to higher revenues and timing of collections. Cash used in investing activities increased to $861 million for the nine months ended September 30, 2021 compared with $484 million in 2020 primarily due to an increase in cash paid for capital expenditures partially offset by higher proceeds from the sale of revenue earning equipment and operating property and equipment. Cash used in financing activities was $768 million for the nine months ended September 30, 2021 compared to $604 million in 2020 due to lower borrowing needs.

The following table shows our free cash flow computation:

	Nine months ended September 30,
	2021	2020
	(In thousands)
Net cash provided by operating activities	$1,684,891	$1,696,589
Sales of revenue earning equipment (1)	516,466	390,767
Sales of operating property and equipment (1)	54,606	9,918
Other (1)	691	—
Total cash generated (2)	2,256,654	2,097,274
Purchases of property and revenue earning equipment (1)	(1,427,684)	(879,400)
Free cash flow (2)	$828,970	$1,217,874
————————————
(1)Included in cash flows from investing activities.
(2)Non-GAAP financial measure. Reconciliations of net cash provided by operating activities to total cash generated and to free cash flow are set forth in this table. Refer to the “Non-GAAP Financial Measures” section of this MD&A for the reasons why management believes this measure is important to investors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Free cash flow (a non-GAAP measure) decreased to $829 million for the nine months ended September 30, 2021 from $1.2 billion in 2020 primarily due to an increase in cash paid for capital expenditures partially offset by higher proceeds from the sale of revenue earning equipment and operating property and equipment.

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

The following table provides a summary of gross capital expenditures:

	Nine months ended September 30,
	2021	2020
	(In thousands)
Revenue earning equipment:
ChoiceLease	$807,490	$601,326
Commercial rental	582,757	73,466
	1,390,247	674,792
Operating property and equipment	105,639	90,164
Gross capital expenditures (1)	1,495,886	764,956
Changes in accounts payable related to purchases of property and revenue earning equipment	(68,202)	114,444
Cash paid for purchases of property and revenue earning equipment	$1,427,684	$879,400
————————————
(1)Excludes approximately $12 million and $8 million of assets held under finance leases resulting from new or the extension of existing finance leases and other additions during the nine months ended September 30, 2021 and 2020.

Gross capital expenditures increased to $1.5 billion for the nine months ended September 30, 2021 reflecting higher planned investments in the rental fleet.

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

Cash and cash equivalents totaled $203 million as of September 30, 2021. As of September 30, 2021, approximately $150 million was held outside the U.S. and is available to fund operations and other growth of non-U.S. subsidiaries. If we decide to repatriate cash and cash equivalents held outside the U.S., we may be subject to additional income taxes and foreign withholding taxes. Our intent is to permanently reinvest remaining foreign amounts outside the U.S., notwithstanding a one-time repatriation associated with the acquisition of Midwest.

We believe that our operating cash flows, together with our access to the public unsecured bond market, commercial paper market and other available debt financing, will be adequate to meet our operating, investing and financing needs in the foreseeable future. However, volatility or disruption in the public unsecured debt market or the commercial paper market may impair our ability to access these markets or secure terms commercially acceptable to us. If we cease to have access to public bonds, commercial paper and other sources of unsecured borrowings, we would meet our liquidity needs by drawing upon contractually committed lending agreements or by seeking other funding sources, or both.

Refer to Note 9, “Debt,” in the Notes to Condensed Consolidated Financial Statements for information on our net worth covenant, global revolving credit facility, trade receivables financing program (which was extended to April 2022 during the second quarter of 2021), medium-term notes, and asset-backed financing obligations.

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

Our debt ratings and rating outlooks as of September 30, 2021 were as follows:

Rating Summary
	Short-term	Short-term Outlook	Long-term	Long-term Outlook
Standard & Poor’s Ratings Services	A2	—	BBB	Positive
Moody’s Investors Service	P2	Stable	Baa2	Stable
Fitch Ratings	F2	—	BBB+	Stable
DBRS	R-1 (Low)	Stable	A (Low)	Stable

As of September 30, 2021, we had the following amounts available to fund operations under the following facilities:

(In millions)
Global revolving credit facility	$1,218
Trade receivables financing program	$300

In accordance with our funding philosophy, we attempt to align the aggregate average remaining re-pricing life of our debt with the aggregate average remaining re-pricing life of our assets. We utilize both fixed-rate and variable-rate debt to achieve this alignment and generally target a mix of 20% - 40% variable-rate debt as a percentage of total debt outstanding. The variable-rate portion of our total debt (including notional value of swap agreements) was 7% and 9% as of September 30, 2021 and December 31, 2020, respectively.

Our debt to equity ratio was 238% and 293% as of September 30, 2021 and December 31, 2020, respectively. The debt to equity ratio represents total debt divided by total equity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Share Repurchases and Cash Dividends

Refer to Note 10, “Share Repurchase Programs,” in the Notes to Condensed Consolidated Financial Statements for a discussion of share repurchases.

In July 2021 and 2020, our Board of Directors declared a quarterly cash dividend of $0.58 and $0.56 per share of common stock, respectively. The dividends were paid during the third quarter of each respective year. In October 2021, our Board of Directors declared a quarterly cash dividend of $0.58 per share of common stock.

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

Fuel: We exclude FMS, SCS and DTS fuel from the calculation of our operating revenue measures, as fuel is an ancillary service that we provide our customers, which is impacted by fluctuations in market fuel prices and the costs are largely a pass-through to our customers, resulting in minimal changes in our profitability during periods of steady market fuel prices. However, profitability may be positively or negatively impacted by rapid changes in market fuel prices during a short period of time, as customer pricing for fuel services is established based on current market fuel costs.

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

	Continuing Operations
	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(In thousands, except per share amounts)
EBT	$183,206	$54,765	$457,046	$(153,646)
Non-operating pension costs, net	(148)	7,200	(530)	9,357
Restructuring and other, net (1)	4,137	18,738	9,742	65,528
ERP implementation costs (1)	—	5,751	12,721	27,109
Gains on sale of properties (1)	(5,411)	(3,733)	(42,179)	(3,733)
ChoiceLease liability insurance revenue (1)	—	(4,971)	(777)	(21,738)
Comparable EBT	$181,784	$77,750	$436,023	$(77,123)

Earnings (loss)	$138,659	$45,085	$339,811	$(137,749)
Non-operating pension costs, net	(858)	4,660	(2,644)	4,682
Restructuring and other, net (including ChoiceLease liability insurance results) (1)	3,696	11,186	9,480	36,223
ERP implementation costs (1)	—	4,269	9,444	20,120
Gains on sale of properties (1)	(4,063)	(3,449)	(32,062)	(3,449)
Tax adjustments, net (2)	24	2,070	757	22,433
Comparable Earnings	$137,458	$63,821	$324,786	$(57,740)

Diluted EPS	$2.58	$0.85	$6.33	$(2.64)
Non-operating pension costs, net	(0.02)	0.09	(0.05)	0.09
Restructuring and other, net (including ChoiceLease liability insurance results) (1)	0.07	0.21	0.18	0.69
ERP implementation costs (1)	—	0.08	0.18	0.38
Gains on sale of properties (1)	(0.08)	(0.06)	(0.60)	(0.06)
Tax adjustments, net (2)	—	0.04	0.01	0.43
Comparable EPS	$2.55	$1.21	$6.05	$(1.11)
————————————
(1)Refer to Note 15, “Other Items Impacting Comparability,” in the Notes to Condensed Consolidated Financial Statements for additional information.
(2)For the third quarter of 2021 and the nine months ended September 30, 2021, we recorded tax expense related to expiring state net operating losses. For the third quarter of 2020, we recorded a charge of $2 million related to a state tax law change. In addition, for the nine months ended September 30, 2020 we recorded tax expenses of $7 million and $13 million related to expiring state net operating losses and a valuation allowance on our U.K. deferred tax assets, respectively.
Note: Amounts may not be additive due to rounding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
The following table provides a reconciliation of the effective tax rate to the comparable tax rate:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

Effective tax rate on continuing operations (1)	24.3%	17.7%	25.7%	10.3%
Tax adjustments and income tax effects of non-GAAP adjustments (2)	0.1%	0.2%	(0.2)%	14.8%
Comparable tax rate on continuing operations (1)	24.4%	17.9%	25.5%	25.1%
————————————
(1)The effective tax rate on continuing operations and comparable tax rate are based on EBT and comparable EBT, respectively, found on the previous page.
(2)Refer to the table above for more information on tax adjustments. Income tax effects of non-GAAP adjustments are calculated based on the marginal tax rates to which the non-GAAP adjustments are related.

The following table provides a reconciliation of earnings (loss) to comparable EBITDA:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(In thousands)
Net earnings (loss)	$138,054	$35,834	$337,984	$(147,878)
Loss from discontinued operations, net of tax	605	9,251	1,827	10,129
Provision for (benefit from) income taxes	44,547	9,680	117,235	(15,897)
EBT	183,206	54,765	457,046	(153,646)
Non-operating pension costs, net	(148)	7,200	(530)	9,357
Other items impacting comparability, net (1)	(1,274)	15,785	(20,493)	67,166
Comparable EBT	181,784	77,750	436,023	(77,123)
Interest expense	53,752	62,608	162,613	192,459
Depreciation	443,819	496,149	1,349,239	1,552,318
Used vehicle sales, net (2) (3)	(69,303)	(12,919)	(149,788)	17,253
Amortization	1,669	1,857	5,104	5,876
Comparable EBITDA(3)	$611,721	$625,445	$1,803,191	$1,690,783

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

The following table provides a reconciliation of total revenue to operating revenue:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(In thousands)
Total revenue	$2,459,049	$2,150,575	$7,062,908	$6,207,163
Subcontracted transportation	(282,482)	(212,504)	(785,398)	(558,492)
Fuel	(193,712)	(142,934)	(553,695)	(442,276)
ChoiceLease liability insurance revenue (1)	—	(4,971)	(777)	(21,738)
Operating revenue	$1,982,855	$1,790,166	$5,723,038	$5,184,657

————————————
(1)In the first quarter of 2020, we announced our plan to exit the extension of our liability insurance coverage for ChoiceLease customers. The exit of this program was completed in the first quarter of 2021.

The following table provides a reconciliation of FMS total revenue to FMS operating revenue:

	Three months ended September 30,		Nine months ended September 30,		Twelve months ended September 30,
	2021	2020	2021	2020	2021	2020
	(In thousands)
FMS total revenue	$1,436,340	$1,297,217	$4,180,066	$3,835,631	$5,514,902	$5,267,179
Fuel	(188,759)	(138,880)	(538,922)	(429,468)	(678,528)	(626,924)
ChoiceLease liability insurance revenue (1)	—	(4,971)	(777)	(21,738)	(2,856)	(31,345)
FMS operating revenue	$1,247,581	$1,153,366	$3,640,367	$3,384,425	$4,833,518	$4,608,910

FMS EBT	$186,391	$16,152	$408,244	$(202,157)	$468,444	$(282,538)
FMS EBT as a % of FMS total revenue	13.0%	1.2%	9.8%	(5.3)%	8.5%	(5.4)%
FMS EBT as a % of FMS operating revenue	14.9%	1.4%	11.2%	(6.0)%	9.7%	(6.1)%
————————————
(1)In the first quarter of 2020, we announced our plan to exit the extension of our liability insurance coverage for ChoiceLease customers. The exit of this program was completed in the first quarter of 2021.

The following table provides a reconciliation of SCS total revenue to SCS operating revenue:

	Three months ended September 30,		Nine months ended September 30,		Twelve months ended September 30,
	2021	2020	2021	2020	2021	2020
	(In thousands)
SCS total revenue	$802,357	$685,415	$2,284,687	$1,833,180	$2,995,927	$2,481,869
Subcontracted transportation	(214,107)	(172,003)	(606,120)	(409,939)	(790,118)	(564,193)
Fuel	(28,960)	(21,124)	(82,121)	(58,585)	(103,653)	(86,611)
SCS operating revenue	$559,290	$492,288	$1,596,446	$1,364,656	$2,102,156	$1,831,065

SCS EBT	$22,161	$57,848	$96,159	$125,789	$130,310	$158,163
SCS EBT as a % of SCS total revenue	2.8%	8.4%	4.2%	6.9%	4.3%	6.4%
SCS EBT as a % of SCS operating revenue	4.0%	11.8%	6.0%	9.2%	6.2%	8.6%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
The following table provides a reconciliation of DTS total revenue to DTS operating revenue:

	Three months ended September 30,		Nine months ended September 30,		Twelve months ended September 30,
	2021	2020	2021	2020	2021	2020
	(In thousands)
DTS total revenue	$380,357	$299,680	$1,055,575	$928,512	$1,356,437	$1,274,919
Subcontracted transportation	(68,375)	(40,501)	(179,278)	(148,553)	(222,632)	(218,097)
Fuel	(40,425)	(25,550)	(112,052)	(81,714)	(138,558)	(117,282)
DTS operating revenue	$271,557	$233,629	$764,245	$698,245	$995,247	$939,540

DTS EBT	$11,324	$24,728	$37,468	$58,141	$52,769	$76,256
DTS EBT as a % of DTS total revenue	3.0%	8.3%	3.5%	6.3%	3.9%	6.0%
DTS EBT as a % of DTS operating revenue	4.2%	10.6%	4.9%	8.3%	5.3%	8.1%

The following tables provide numerical reconciliations of net earnings to adjusted net earnings and average shareholders' equity to adjusted average shareholders' equity (Adjusted ROE), and of the non-GAAP elements used to calculate the adjusted return on equity to the corresponding GAAP measures:

	Twelve months ended September 30,
	2021	2020
	(In thousands)
Net earnings (loss)	$363,525	$(201,404)
Other items impacting comparability, net (4)	2,720	96,361
Income taxes (1)	114,795	(85,015)
Adjusted earnings (loss) before income taxes	481,040	(190,058)
Adjusted income taxes (2)	(112,321)	85,804
Adjusted net earnings (loss) [A]	$368,719	$(104,254)

Average shareholders’ equity	$2,323,529	$2,301,117
Average adjustments to shareholders’ equity (3)	30,229	43,125
Adjusted average shareholders’ equity [B]	$2,353,758	$2,344,242
Adjusted return on equity [A/B]	15.7%	(4.4)%
————————————
(1)Includes income taxes on discontinued operations.
(2)Represents provision for income taxes plus income taxes on other items impacting comparability.
(3)Represents the impact of other items impacting comparability, net of tax, to equity for the respective period.
(4)Refer to the table below for a composition of Other items impacting comparability, net for the 12-month rolling period:

	Twelve months ended September 30,
	2021	2020
	(In thousands)
Restructuring and other, net	$20,578	$96,687
ERP Implementation costs	19,863	34,752
Gains on sale of properties	(43,864)	(3,733)
Early redemption of medium-term notes	8,999	—
ChoiceLease liability insurance revenue	(2,856)	(31,345)
Other items impacting comparability, net	$2,720	$96,361

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Forward-looking statements (within the meaning of the Federal Private Securities Litigation Reform Act of 1995) are statements that relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends concerning matters that are not historical facts. These statements are often preceded by or include the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “could,” “should” or similar expressions. This Quarterly Report contains forward-looking statements including statements regarding:
•our expectations with respect to the ongoing effects of the COVID-19 pandemic, including the global supply chain disruption, on our business and financial results;
•our expectations with respect to production shutdowns and its impact to our automotive business within the SCS and FMS business segments;
•our expectations regarding supply and demand of vehicles and its effect on pricing;
•our expectations of the long-term residual values of revenue earning equipment, including the probability of incurring losses or having to decrease residual value estimates in the event of a potential cyclical downturn;
•the expected pricing for used vehicles and sales channel mix;
•our expectations of cash flow from operating activities, free cash flow, and capital expenditures;
•the adequacy of our accounting estimates and reserves for goodwill and other asset impairments, residual values and other depreciation assumptions, deferred income taxes and annual effective tax rates, variable revenue considerations, the valuation of our pension plans, and allowance for credit losses;
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
•our ability to meet our objectives with the share repurchase programs;
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
•our expectations regarding the labor shortages impact on labor and subcontracted transportation costs;
•our expectations regarding the U.S. federal, state and foreign tax positions;
•our expectations regarding the timing and completion of the acquisition of Midwest;
•the anticipated impact of recent accounting pronouncements; and
•our expectations regarding the effect of changes to systems and processes on our internal control over financial reporting.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
◦The inability of an original equipment manufacturer or supplier to provide vehicles or components, primarily related to the worldwide semiconductor supply shortage.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

As of the end of the third quarter of 2021, we carried out an evaluation, under the supervision and with the participation of management, including Ryder’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the third quarter of 2021, Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2021, there were no changes in Ryder's internal control over financial reporting that have materially affected or are reasonably likely to materially affect such internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of our material pending legal proceedings, please refer to Note 16, “Contingencies and Other Matters,” in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases we made of our common stock during the three months ended September 30, 2021:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Anti-Dilutive Program (2)
July 1 through July 31, 2021	30,115	$76.45	30,000	195,001
August 1 through August 31, 2021	67,426	77.08	67,293	127,708
September 1 through September 30, 2021	130	80.80	—	127,708
Total	97,671	$76.89	97,293
 ————————————
(1)During the three months ended September 30, 2021, we purchased an aggregate of 378 shares of our common stock in employee-related transactions. Employee-related transactions may include: (i) shares of common stock withheld as payment for the exercise price of options exercised or to satisfy the employees' tax withholding liability associated with our share-based compensation programs and (ii) open-market purchases by the trustee of Ryder’s deferred compensation plans relating to investments by employees in our stock, one of the investment options available under the plans.
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

RYDER SYSTEM, INC.
(Registrant)

Date:	October 27, 2021	By:	/s/ JOHN J. DIEZ
John J. Diez
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	October 27, 2021	By:	/s/ CRISTINA GALLO-AQUINO
Cristina Gallo-Aquino
Senior Vice President and Controller
(Principal Accounting Officer)