Form 10-K
period 2021-12-31
RYDER SYSTEM INC
filed 2022-02-17
CIK 85961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐   No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was sold at June 30, 2021 was $3.897 billion. The number of shares of Ryder System, Inc. Common Stock outstanding at January 31, 2022 was 53,799,759.

Documents Incorporated by Reference into this Report	Part of Form 10-K into which Document is Incorporated
Ryder System, Inc. 2022 Proxy Statement	Part III

RYDER SYSTEM, INC.
FORM 10-K ANNUAL REPORT

i

PART I
ITEM 1. BUSINESS
OVERVIEW
Ryder System, Inc. (Ryder) is a leading logistics and transportation company. We provide supply chain, dedicated transportation, and commercial fleet management solutions. We report our financial performance based on three business segments: (1) Fleet Management Solutions (FMS), which provides full service leasing and leasing with flexible maintenance options, commercial rental and maintenance services of trucks, tractors and trailers to customers principally in the United States (U.S.), Canada and the United Kingdom (U.K.); (2) Supply Chain Solutions (SCS), which provides integrated logistics solutions, including distribution management, dedicated transportation, transportation management, e-commerce and last mile, and professional services in North America; and (3) Dedicated Transportation Solutions (DTS), which provides turnkey transportation solutions in the U.S., including dedicated vehicles, drivers, management, and administrative support. Dedicated transportation services provided as part of an operationally integrated, multi-service, supply chain solution to SCS customers are primarily reported in the SCS business segment.
MISSION AND STRATEGY
Ryder's mission is to provide innovative fleet management and supply chain solutions that are reliable, safe and efficient, enabling our customers to deliver on their promises. Our primary strategy is to accelerate growth in our less capital intensive supply chain and dedicated businesses and moderately grow in our fleet management business by targeting companies either internally managing their supply chain services or outsourcing their needs to other providers. We are also focused on maintaining strong free cash flow and returning capital to shareholders. This strategy is supported by:

•leveraging secular trends that favor outsourcing transportation and logistics services, such as increased cost and complexity, more stringent regulations, labor constraints, dynamic supply chains, and disruptive technologies;
•offering innovative products, solutions and support services to create and strengthen customer relationships;
•delivering operational excellence through continuous productivity and process improvements;
•attracting, developing and retaining the best talent;
•deploying technology to accelerate growth while improving operational efficiencies; and
•executing our disciplined capital allocation priorities that include investing in organic growth, pursuing targeted acquisitions and investments, and returning capital to shareholders.

INDUSTRY AND OPERATIONS

Fleet Management Solutions

Value Proposition
Through our FMS business, we provide our customers with a variety of fleet solutions that are designed to improve their competitive position. By outsourcing these services to us, our customers can focus on their core business, improve their efficiency and productivity, and lower their costs. Our FMS product offering is comprised of full service leasing as well as leasing with flexible maintenance options; shorter-term commercial vehicle rental; contract or transactional maintenance services; and digital and technology support services that optimize asset performance, compliance, safety, and comprehensive fuel services. In addition, we provide our customers the ability to purchase a large selection of used trucks, tractors and trailers through our used vehicle sales facilities or through our digital channel. FMS also provides vehicles and maintenance, fuel and other services for vehicles used in our SCS and DTS businesses.
Market Trends
The U.S. commercial fleet market is estimated to include 9 million vehicles, of which 5 million vehicles are privately owned by companies, 2 million vehicles are with for-hire carriers, 1 million vehicles are leased from banks or other financial institutions, and 1 million vehicles are being leased or rented from third parties, including Ryder1. The companies that privately own their fleets generally provide all or a portion of the fleet management services for themselves rather than outsourcing those services to third parties such as Ryder.
The Canadian commercial fleet is estimated at 500,000 vehicles, of which approximately 16,000 vehicles are being leased or rented from other third parties2. In the U.K., approximately 215,000 vehicles are being leased or rented from third parties3.
Over the last several years, many key trends have been reshaping the transportation industry. Companies that own, maintain and manage their own fleet of vehicles have put greater emphasis on the quality of their preventive maintenance and safety programs because of increased demand for efficiency and reliability. The maintenance and operation of commercial vehicles has become more complicated and expensive, requiring companies to spend a significant amount of time and money implementing new technology, diagnostics, retooling and training. Companies must also manage global supply chain disruptions and labor issues that have accelerated due to the pandemic, such as a limited supply of commercial vehicles and a shortage of mechanics and qualified truck drivers. Maintenance and other vehicle operational processes have also become more costly as a result of increased regulation and active enforcement efforts by federal and state governments. In addition, volatility in the used vehicle sales market, fluctuating energy prices, and alternative fuel technologies have and will make it difficult for businesses to predict and manage fleet costs. We believe these trends increase the value of our product offering and will increasingly lead privately held fleets to decide to outsource.
Operations
In 2021, our global FMS business accounted for 52% of our consolidated revenue.
U.S.  Our FMS customers in the U.S. range from small businesses to large national enterprises operating in a wide variety of industries, the most significant of which are transportation and warehousing, food and beverage, housing, business and personal services, and industrial. As of December 31, 2021, we had 523 operating locations, excluding ancillary storage locations, in 50 states, the District of Columbia and Puerto Rico. Our operating locations serve multiple customers and have maintenance facilities that typically include a shop for preventive maintenance and repairs, a service island for fueling, safety inspections and preliminary maintenance checks, offices for sales and other personnel, and in many cases, a commercial rental vehicle counter. We also operate on-site at 155 customer locations, which primarily provide vehicle maintenance solely for that customer's fleet.
Canada. As of December 31, 2021, we had 28 operating locations throughout seven Canadian provinces. We also operate 14 maintenance facilities on-site at customer properties in Canada.
Europe.  As of December 31, 2021, we managed a network of 341 third-party maintenance facilities and had 42 operating locations, primarily throughout the U.K., including those that we manage on behalf of our customers. We also supplied and managed vehicles and equipment for military organizations in the U.K. and Germany. As part of our strategy to
1 U.S. Fleet as of March 2021, Class 3-8, IHS Markit Ltd.
2 Canada Outsourced Fleet Market as of March 2021, Class 3-8, IHS Markit Ltd.
3 Ryder Internal Estimate

improve returns in FMS, we intend to exit the lower return U.K. business over the next 12 to 18 months, subject to consultation obligations under U.K. law.

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
Our ChoiceLease customers receive the following benefits:
•Competitive Prices as we are able to leverage our vehicle buying power for the benefit of our customers. Once we have signed an agreement with the customer, we acquire vehicles and components that are custom engineered to the customer’s requirements and lease the vehicles to the customer for periods generally ranging from three to seven years for trucks and tractors and typically ten years for trailers.
•Preventative and Flexible Maintenance Programs based on vehicle type and time or mileage intervals that are cost-effective and designed to reduce vehicle downtime.
•Extensive network of maintenance facilities and trained technicians for maintenance, vehicle repairs, 24-hour emergency roadside service, and replacement vehicles for vehicles that are temporarily out of service.
•Access to Lease Vehicles as we are able to leverage our original equipment manufacturer (OEM) relationships to secure access to vehicles.
•No Vehicle Residual Risk Exposure as we typically retain vehicle residual risk exposure.
•Optional Fleet Support Services, including our fuel services; safety services such as safety training, driver certification and loss prevention consulting; vehicle use and other tax reporting, permitting and licensing, and regulatory compliance (including hours of service administration); physical damage insurance coverage under our existing insurance policies and related insurance services; environmental services; access to RyderGyde®, our mobile fleet platform that allows customers to manage all aspects of their fleet or a single vehicle; and access to RyderConnect, a full-featured GPS fleet location, tracking, and vehicle performance telematics system. In the first quarter of 2021, we completed the previously announced exit of the extension of our liability insurance coverage for ChoiceLease customers.
For the year ended December 31, 2021, ChoiceLease revenue accounted for 57% of our FMS total revenue.
Commercial Rental.    We offer rental vehicles to customers that have a need to supplement their private fleet of vehicles on a short-term basis (one day up to one year in length) to handle seasonal increases in their business or discrete projects. ChoiceLease customers also utilize our commercial rental fleet to handle their peak or seasonal business needs, as substitute vehicles while their lease vehicles are undergoing maintenance, and while they are awaiting delivery of new lease vehicles. Although a portion of our commercial rental business is purely occasional in nature, we focus on building long-term relationships with customers so that we become their preferred source for commercial vehicle rentals. In addition to vehicle rental, we may extend liability insurance coverage under our existing policies to our rental customers as well as the benefits of cost savings and convenience of our comprehensive fuel services program. For the year ended December 31, 2021, commercial rental revenue accounted for 20% of our FMS total revenue.
SelectCare.    Through our SelectCare product, we provide maintenance services to customers who choose not to lease some or all of their vehicles from us. Our SelectCare customers have the opportunity to utilize our extensive network of maintenance facilities and trained technicians to maintain the vehicles they own or lease from third parties. There are several bundles of services available to SelectCare customers including full service contract maintenance, preventive only maintenance and on-demand maintenance. Vehicles covered under this offering are typically serviced at our own facilities. However, based on the size and complexity of a customer’s fleet, we may operate an on-site maintenance facility at the customer’s location or through our mobile service vehicles.
We may also offer our lease and maintenance customers additional maintenance and repair services, as needed, that are not included in contractual agreements, such as services when a customer damages a vehicle. In such situations, we generally charge the customer on an hourly basis for work performed. By servicing all of our customers’ maintenance needs, we create stronger, long-term relationships and have greater opportunity to provide customers with a wide range of outsourcing solutions. For the year ended December 31, 2021, SelectCare revenue accounted for 9% of our FMS total revenue.

The following table provides information regarding the number of vehicles and customers by FMS product offering as of December 31, 2021:

	U.S.		Foreign		Total
	Vehicles	Customers	Vehicles	Customers	Vehicles	Customers
ChoiceLease	124,200	11,300	19,700	1,900	143,900	13,200
Commercial rental (1)	36,600	31,200	4,100	4,000	40,700	35,200
SelectCare (2)	51,300	1,600	3,200	200	54,500	1,800
___________________
(1)Commercial rental customers represent those who rented a vehicle for more than 3 days during the year and include approximately 6,100 ChoiceLease customers
(2)SelectCare customers include approximately 900 ChoiceLease customers

Fuel Services.    We provide our FMS customers with access to diesel fuel at competitive prices at 434 of our maintenance facilities across the U.S. and Canada. We also provide fuel services such as fuel planning, fuel tax reporting, centralized billing, fuel cards and fuel monitoring. Although fuel sales do not have a significant impact on our FMS earnings, as it is largely a pass-through cost to customers, we believe allowing customers to leverage our fuel buying power is a significant and valuable benefit to our customers. For the year ended December 31, 2021, fuel services revenue accounted for 13% of our FMS total revenue.
Used Vehicles.    We primarily sell our used vehicles from our 63 retail sales centers throughout North America (12 of which are co-located at an FMS shop), at our branch locations and through our website at www.ryder.com/used-trucks. Typically, before we offer used vehicles for sale, our technicians ensure that the vehicles are Ryder CertifiedTM, which means that they have passed a comprehensive, multi-point performance inspection based on specifications formulated through our maintenance program; Ryder DOT Verified™, which are fully inspected to be compliant with Department of Transportation (DOT) standards with some wear and tear, or Ryder As-Is vehicles. Given our focus on maximizing sales proceeds, we primarily sell our used vehicles through our retail channel, which allows us to leverage our maintenance expertise and strong brand reputation to realize higher sales proceeds than in the wholesale market. The realized sales proceeds of used vehicles are dependent upon various other factors, including the general state of the used vehicle market, the supply and demand for used commercial vehicles in wholesale and retail markets, and the age and condition of the vehicle at the time of its disposal. In recent years, the general state of the used vehicle sales market has been particularly volatile. Pricing in the used vehicle market significantly declined in 2019 and 2020 and then significantly increased in 2021. In 2021, OEMs faced new vehicle production challenges and rapidly changing demand patterns, resulting in strong used vehicle sales.

FMS Business Strategy
Our FMS business strategy is to be the leading provider of fleet management outsourcing services for light, medium and heavy duty commercial highway vehicles. This strategy revolves around the following interrelated goals and priorities:
•drive fleet growth that maximizes our return on investment by (1) successfully implementing sales and marketing initiatives designed to compel private fleet operators and for-hire carriers to outsource all or some portion of their fleet management needs to us, (2) reducing costs through operational efficiencies, including long-term maintenance initiatives, and (3) offering innovative products, solutions and support services that will create and strengthen new and existing customer relationships;
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

Supply Chain Solutions
Value Proposition
Through our SCS business, we offer a broad range of innovative logistics management services that are designed to optimize customers' supply chain and address customers' key business requirements. Our business is organized by industry verticals (Automotive, Technology and Healthcare, Consumer Packaged Goods and Retail, and Industrial and Other) to enable our teams to focus on the specific needs of their customers. Our SCS product offerings are organized into five categories: distribution management, dedicated transportation, transportation management, e-commerce and last mile, and professional services. These offerings are supported by a variety of information technology and engineering solutions and can be provided independently or as an integrated solution to optimize supply chain effectiveness. Key aspects of our value proposition are our operational execution and industry expertise, which are important differentiators in the marketplace.
Market Trends
Logistics spending in our key target markets in North America equates to approximately $2 trillion, of which $328 billion is outsourced4. Outsourced logistics is a market with significant growth opportunity. More sophisticated, cost-effective and reliable supply chain practices are required as supply chains expand and become more complex and susceptible to global disruptions. For example, we believe the effects of the COVID-19 pandemic have accelerated trends toward supply chain resiliency, e-commerce fulfillment, final mile delivery of big and bulky goods, and onshoring and nearshoring of manufacturing and supply chain operations. The more complicated the supply chain or the product requirements, the greater the need for companies to utilize the expertise of supply chain solution providers.
Operations
For the year ended December 31, 2021, our global SCS business accounted for 33% of our consolidated revenue.
U.S.    As of December 31, 2021, we had 401 SCS customer accounts in the U.S., most of which are large enterprises that maintain large, complex supply chains. Most of our core SCS business operations are strategically geographically located to maximize efficiencies and reduce costs. At December 31, 2021, managed warehouse space totaled approximately 68 million square feet.
We also centralize certain logistics expertise in locations not associated with specific customer sites. For example, our carrier procurement, contract management, freight bill audit and payment services, and transportation optimization and execution groups operate out of our logistics centers in Novi, Michigan and Fort Worth, Texas.
Mexico. As of December 31, 2021, we had 124 SCS customer accounts and managed warehouse space totaling approximately five million square feet. Our Mexico operations offer a full range of SCS services, which are often highly integrated with our distribution and transportation operations, and manage approximately 20,600 border crossings each month between the U.S. and Mexico.
Canada.    As of December 31, 2021, we had 33 SCS customer accounts and managed warehouse space totaling approximately 2.2 million square feet. The Canadian operations are highly coordinated with their U.S. and Mexico counterparts and manage approximately 9,000 border crossings each month.
4 Armstrong & Associates - Seeking Zen: A Post-Pandemic 3PL Market, August 2021

SCS Product Offerings
Distribution Management.    Our SCS business offers a wide range of services relating to a customer’s distribution operations, such as designing a customer’s distribution network; managing distribution facilities; coordinating warehousing and transportation for inbound and outbound material flows; handling import and export for international shipments; coordinating just-in-time replenishment of component parts to manufacturing plants and final assembly; and providing shipments to customer distribution centers or end customer delivery points, including support for e-commerce fulfillment networks. Additional value-added services, such as light assembly of components into defined units, packaging and refurbishment, are also offered to our customers. For the year ended December 31, 2021, distribution management solutions accounted for 40% of our SCS revenue.
Dedicated Transportation.    Dedicated transportation services are offered as part of an integrated supply chain solution to our customers with a high degree of specialization with a combination of outside carriers, equipment, drivers and dedicated services. Our dedicated transportation services offering is designed to increase our customers' competitive position, improve risk management and integrate their transportation needs with their overall supply chain. As part of our dedicated transportation services, we also offer routing and scheduling, fleet sizing, safety, regulatory compliance, risk management, technology and communication systems support including on-board computer and other technical support. These additional services allow our customers to mitigate labor challenges associated with maintaining a private fleet of vehicles, such as driver recruitment and turnover, and government regulation, including hours of service regulations, DOT audits and workers' compensation. Dedicated transportation operations are located at our customer facilities, and our dedicated offering utilizes and benefits from our extensive network of FMS facilities, which provides maintenance for all Ryder vehicles used in SCS solutions. For the year ended December 31, 2021, approximately 33% of our SCS revenue was related to dedicated transportation services.
Transportation Management.    Our SCS business offers freight transportation, transportation management, and brokerage services relating to all aspects of a customer’s transportation network, including shipment optimization, load scheduling, and delivery confirmation through a series of technological and web-based solutions. Our transportation consultants focus on carrier procurement of all modes of transportation with an emphasis on truck-based transportation, and also includes rate negotiation, freight bill audits and payment services. In addition, our SCS business provides customers with brokerage services designed to provide prequalified trucking capacity in North America. For the year ended December 31, 2021, we purchased or executed approximately $7.4 billion in freight moves on our customers' behalf, including $246 million in brokerage services. For the year ended December 31, 2021, transportation management solutions accounted for 10% of our SCS revenue.
E-commerce and Last Mile. Our e-commerce and last mile services offer omnichannel delivery with two-day delivery across the entire U.S. and one-day delivery across the majority of the U.S. Our e-commerce and last mile services are provided through a network of over 100 sites strategically located throughout the U.S. For our e-commerce customers, we receive, pick, pack, and ship smaller items via parcel carriers to the end consumer’s home or through our carrier networks to our customer’s warehouse or retail stores. For our last mile customers, we receive, assemble, and prepare big and bulky items through a third-party agent network for final delivery to the end consumer. Consumers can then choose from multiple levels of delivery services, including minor installation of the item and disposal of the replaced item. We use proprietary scheduling software for maximum efficiency that optimizes routes and allows customers to select their appointment time. For the year ended December 31, 2021, our e-commerce and last mile services accounted for 10% of our SCS revenue.
Professional Services.   Our SCS business offers a variety of knowledge-based professional services that support every aspect of a customer’s supply chain. Our SCS professionals evaluate a customer’s existing supply chain to identify inefficiencies as well as opportunities for integration and improvement. Once the assessment is complete, we work with the customer to develop a supply chain strategy to create the most value for the customer and their target clients. The solution may include both a network design that sets forth the number, location and function of key components of the network and a transportation solution that optimizes the mode or modes of transportation and route selection. For the year ended December 31, 2021, knowledge-based professional services accounted for 7% of our SCS revenue.
Strategic Investments
On November 1, 2021, we acquired Midwest Warehouse and Distribution (Midwest), a warehousing, distribution, and transportation company based in Woodbridge, IL. The acquisition is expected to expand our supply chain services, including multi-customer warehousing and distribution. Midwest was incorporated into our distribution management and dedicated transportation product offerings. On January 1, 2022, we acquired PLG Investments I, LLC (Whiplash), a leading national provider of omnichannel fulfillment and logistics services. The acquisition is expected to expand our e-commerce and omnichannel fulfillment network.

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
•execute on targeted sales and marketing growth strategies; and
•expand customer relationships to include fast growing offerings in e-commerce fulfillment and last mile.
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
5 Armstrong & Associates - Seeking Zen: A Post-Pandemic 3PL Market, August 2021
6 Addressable market as of October 2021, Class 3-8, IHS Markit Ltd. (formerly RL Polk) & Ryder Internal Estimates

Operations/Product Offerings
For the year ended December 31, 2021, our DTS business accounted for 15% of our consolidated revenue. As of December 31, 2021, we had 205 DTS customer accounts in the U.S. Because it is highly customized, our DTS product is particularly attractive to companies that operate in industries that have time-sensitive deliveries or special handling requirements, as well as companies who require specialized equipment. DTS accounts typically operate in a limited geographic area, and, therefore, most of the drivers assigned to these accounts are short haul drivers, meaning they return home at the end of each work day, which helps with driver recruiting and retention. Although a significant portion of our DTS operations are located at customer facilities, our DTS business also utilizes and benefits from our extensive network of FMS facilities, including the FMS maintenance network that services the vehicles used in DTS solutions.

In order to customize a DTS transportation solution for our customers, our DTS logistics specialists perform a transportation analysis using advanced logistics planning and operating tools. Based on this analysis, they formulate a logistics design that includes the routing and scheduling of vehicles, the efficient use of vehicle capacity and overall asset utilization. The goal of each customized plan is to create a distribution system that optimizes freight flow while meeting a customer’s service goals. A team of DTS transportation specialists can then implement the plan by leveraging the resources, expertise and technological capabilities of both our FMS and SCS businesses.

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
DTS Business Strategy
Our DTS business strategy is to offer services to customers who need specialized equipment, specialized handling, dedicated capacity, or integrated transportation services. This strategy revolves around the following interrelated goals and priorities:
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
•improve competitiveness in the non-specialized and non-integrated customer segments, including dedicated capacity solutions; and
•recruit and retain drivers.
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

COVID-19
Our business has been, and may continue to be, impacted by the effects of the COVID-19 pandemic. For a detailed discussion of its impact on our results of operations and future considerations, refer to our "Consolidated Results" and "Operating Results by Business Segment" discussions in the Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1, "Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements. In addition, for a detailed description of certain risk factors that impact our business, including those related to the COVID-19 pandemic, refer to “Item 1A-Risk Factors” and "Special Note Regarding Forward-Looking Statements" sections included in this Annual Report.
CYCLICALITY
Our business is impacted by economic and market conditions. In a strong economic cycle, there is generally more demand for our fleet management, dedicated transportation and supply chain services. In a weak or volatile economy, demand for our services decreases and is considerably more unpredictable. Because of these factors, we have continued to focus on increasing the diversity of our customer base and strengthening our long-term business relationships with our customers. Although we believe these efforts help mitigate the immediate impact of an economic downturn, customers are often unwilling to commit to a full-service lease or long-term supply chain and dedicated contracts during a protracted or severe economic downturn. Because commercial rental and used vehicle sales are transactional, they are more cyclical in nature and are also heavily dependent on economic and market conditions, and results can vary significantly in both the short- and long-term. We mitigate some of the potential impact of an economic downturn through a disciplined and centralized approach to asset management. This approach allows us to manage the size, mix and location of our operating fleet and used vehicle inventories to try and maximize asset utilization and used vehicle proceeds in both strong and weak market conditions.
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

We are also subject to a variety of laws and regulations promulgated by national, state, provincial and local governments, including the U.S. Environmental Protection Agency (EPA) and the Occupational Safety and Health Administration (OSHA), which regulate safety, the management of hazardous materials, water discharges, air emissions, solid waste disposal and the release and cleanup of regulated substances. In addition, we must comply with licensing and other requirements imposed by the U.S. Department of Homeland Security and the U.S. Customs Service as a result of increased focus on homeland security and our Customs-Trade Partnership Against Terrorism certification. We may also become subject to new or more restrictive regulations imposed by these agencies or other authorities or states relating to carbon controls and reporting, engine exhaust emissions, drivers’ hours of service, wage and hour requirements, security, including data privacy and cyber security, and ergonomics. We are also subject to a variety of state and local regulations related to pandemic response, including health and wellness and sanitation responses in light of the COVID-19 pandemic, which has, and will, require us to incur costs to comply with these regulations.

Additional information about the regulations that we are subject to can be found in Item 1A. "Risk Factors" in this Annual Report on Form 10-K. Refer to Note 20, “Environmental Matters,” in the Notes to Consolidated Financial Statements for a discussion surrounding environmental matters.

HUMAN CAPITAL
We strive to create a high-performance culture that embraces diverse perspectives and experiences and ensures that all of our employees have opportunities to develop the skills they need to grow and excel in their fields. Human capital management is a priority for our executives and Board of Directors. We are committed to identifying and developing the talent necessary for our long-term success throughout all levels of our organization, including our front-line employees interacting with our customers or behind-the scenes supporting our field teams. We have a robust talent and succession planning process and have established programs to support the development of our talent pipeline for critical roles in our organization. Annually, we conduct a robust review with the leadership team focusing on high performing and high potential talent, diverse talent and the succession plan for our critical roles.

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
In addition, we provide our drivers, technicians and warehouse workers with on-going training opportunities. For example, we pair our drivers with certified driver trainers during onboarding and provide position- and customer-specific training. Our technicians also receive both online and in-person training to enable them to continuously improve their maintenance skills and we collaborate with our OEMs to ensure our technicians possess the knowledge and skills necessary to service our customers. Our warehouse workers also receive regular safety and compliance training that is specific to their location.
At December 31, 2021, we had approximately 42,800 full-time employees worldwide, of which 41,900 were employed in North America and 900 in Europe. We currently employ approximately 10,200 drivers and 4,900 technicians. We have approximately 27,400 hourly employees in the U.S., approximately 3,200 of which are organized by labor unions. Those employees organized by labor unions are principally represented by the International Brotherhood of Teamsters, the International Association of Machinists and Aerospace Workers, and the United Auto Workers. Their wages and benefits are governed by 96 separate labor agreements which are renegotiated periodically. Although we have not experienced a material work stoppage or strike, these events can potentially occur given the types of businesses in which we currently engage. We consider the relationship with our employees to be good. Refer to Item 1A. Risk Factors for further information regarding risk associated with our human capital and the attraction, development, and retention of personnel.
Safety
Our safety culture is founded upon a core commitment to the safety, health and well-being of our employees, customers and the community. As a core value, our focus on safety is embedded in our day-to-day operations, reinforced by many safety programs and continuous operational improvement and supported by a talented and dedicated safety organization. We have created and implemented policies, processes and training programs to minimize safety events, and we review and monitor our performance closely. Our Safety Organization team oversees our overall safety strategy and consists of three divisions: Safety Standards & Technology, Field Safety Solutions, U.S. Department of Transportation Compliance. Together, our Safety Organization manages our safety policies, technologies and training, all field safety processes, risks assessments, safety site investigations and regulatory compliance activities, among other things.
We deploy relevant vehicle safety systems in the vehicles we operate, including active brake assistance, lane departure warning systems and stability control, to enhance safety performance. We also install aftermarket safety monitoring systems that provide effective means for our operations teams to measure and improve driver performance, including in-vehicle video event recorders. Driver training is also a key component of our safety program. We use certified driver trainers to on-board and train our drivers. Proactive injury and crash prevention and remedial training are also delivered regularly online to each employee through a highly interactive lesson platform. Regular safety behavioral observations are conducted by managers throughout the organization every day and remedial training and coaching takes place on the spot. Our technicians also receive both online and in-person training to enable them to continuously improve their maintenance skills to ensure we are servicing our customers in compliance with best-in-line safety measures. Our proprietary, web-based safety management system, Ryder SafetyNet, delivers monthly proactive safety programs as well as safety compliance tasks tailored to every location and helps measure safety activity effectiveness across the organization. Our safety policies require that all managers, supervisors and employees incorporate safe processes in all aspects of our business. Monthly safety scorecards are tracked and reviewed by management for progress toward key safety objectives.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Name	Age	Position
Robert E. Sanchez	56	Chair and Chief Executive Officer
John J. Diez	51	Executive Vice President and Chief Financial Officer
Thomas M. Havens	53	President, Global Fleet Management Solutions
J. Steven Sensing	54	President, Global Supply Chain Solutions and Dedicated Transportation Solutions
Robert D. Fatovic	56	Executive Vice President, Chief Legal Officer and Corporate Secretary
Karen M. Jones	59	Executive Vice President and Chief Marketing Officer
Francisco Lopez	47	Executive Vice President and Chief Human Resources Officer
Timothy Fiore	66	Senior Vice President and Chief Procurement Officer
Rajeev Ravindran	56	Senior Vice President and Chief Information Officer
Cristina Gallo-Aquino	48	Senior Vice President and Controller
Robert E. Sanchez has served as Chair of Ryder's Board and Chief Executive Officer since May and January 2013, respectively. Previously, Mr. Sanchez served as President and Chief Operating Officer from February 2012 to December 2012. He served as President, Global Fleet Management Solutions from September 2010 to February 2012 and as Executive Vice President and Chief Financial Officer from October 2007 to September 2010. He also previously served as Executive Vice President of Operations, U.S. Fleet Management Solutions from October 2005 to October 2007 and as Senior Vice President and Chief Information Officer from January 2003 to October 2005. Mr. Sanchez joined Ryder in 1993 and has held various other positions of increasing responsibility, including leadership positions in all three of Ryder's business segments.
John J. Diez has served as Executive Vice President and Chief Financial Officer since May 2021. Previously, Mr. Diez served as President, Global Fleet Management Solutions from August 2019 to May 2021. He served as President of Dedicated Transportation Solutions from March 2015 to August 2019, as Senior Vice President of Ryder Dedicated from March 2014 to February 2015, and as Senior Vice President of Asset Management from January 2011 to February 2014. Mr. Diez joined Ryder's Finance department in 2002 and has since held various positions within Finance including Senior Vice President Global Field Finance and Vice President and Chief Financial Officer of Fleet Management Solutions.
Thomas M. Havens has served as President of Global Fleet Management Solutions since May 2021. Previously, Mr. Havens served as Senior Vice President and Global Chief of Operations for the Fleet Management Solutions business unit from November 2012 to May 2021. He served as Vice President and General Manager for Fleet Management Solutions in Canada from September 2011 to November 2012. Mr. Havens joined Ryder in 1993 and has since held various positions of increasing responsibility in FMS Operations and Asset Management.
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
Francisco Lopez has served as Executive Vice President and Chief Human Resources Officer since February 2018. Previously, Mr. Lopez served as Chief Human Resources Officer since February 2016 and Senior Vice President, Global Human Resources Operations since July 2013. Mr. Lopez joined Ryder in 2002 and has since held various positions within the Human Resources, Labor Relations and Legal functions.
Timothy Fiore has served as Senior Vice President and Chief Procurement Officer since March of 2018. He previously held the same role from 2002 to 2005. Prior to his current role, Mr. Fiore was the Senior Vice President and Chief Procurement Officer of ThyssenKrupp NA, a manufacturer and supplier of automotive and industrial components and equipment, from 2012 until his retirement in 2014. In that role, he was responsible for developing and implementing ThyssenKrupp’s first consolidated North American supply management program. He also serves as Chair of the Institute for Supply Management's Manufacturing Business Survey Committee since 2017. Over the course of his career, Mr. Fiore has also held senior supply management roles at Terex Corporation, Celanese Corporation, and United Technologies Corporation.
Rajeev Ravindran has served as Senior Vice President and Chief Information Officer since January 2018. Mr. Ravindran has over 20 years of IT leadership experience and was previously the CIO and Group Vice President at JM Enterprises since 2012. Prior to JM, Mr. Ravindran worked in IT leadership roles at various companies including Interactive Metronome, Asista.com, and AutoNation.
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
In addition, our Corporate Governance Guidelines, Principles of Business Conduct and Board committee charters are posted on the Corporate Governance page of our website at investors.ryder.com. Upon request to our Investor Relations page on our website at www.ryder.com, we will provide a copy of these documents to anyone, free of charge.

ITEM 1A. RISK FACTORS

The following is a cautionary discussion of the material risks and uncertainties that management believes affect us. Any of the following risks, as well as risks that are not currently known to us or that we currently deem immaterial, could materially affect our business, financial condition or results of operations. Accordingly, you should carefully consider the following risk factors in conjunction with all of the other information set forth in or incorporated by reference in this Form 10-K.

Business and Operating Risks

The COVID-19 pandemic, including its effect on global supply chains, has impacted, and may continue to impact, our business, results of operations and financial condition.

Our business is highly susceptible to changes in economic conditions and our products and services are directly tied to the production and sale of goods and, more generally, to the North American economy. The COVID-19 pandemic, and the measures taken in response to its spread, affected several areas of our business. Particularly, the effect of the COVID-19 pandemic on global supply chains has, and will likely continue to, impact us. After experiencing lower demand in our FMS business for commercial rental and used vehicles in the first half of 2020, we are now experiencing a significant increase in demand in those areas, as well as lease, due to a limited supply of commercial vehicles caused by global supply chain disruptions. The increased rental and used vehicle sales demand has positively impacted our profitability. If the limited supply of commercial vehicles continues for an extended period, we will likely continue to experience benefits in rental and used vehicle pricing and overall demand; however, we may experience limited rental and lease fleet growth, and have a limited inventory of used vehicles for sale. If OEMs improve the supply or produce an oversupply of new commercial vehicles in an attempt to meet increased consumer demand, our FMS business may experience reduced rental demand and used vehicle sales in the future.

In our SCS business, the semiconductor supply shortage has impacted the production activity of our automotive customers, resulting in decreased demand for our services. Any negative impacts, including reduced volumes, delays or disruptions in production on automotive SCS customer operations, may continue to have a material adverse impact on our SCS revenues and earnings.

Overall, although these supply chain disruptions have contributed to increased demand for our services as companies seek long-term outsourcing solutions, such disruptions have also negatively impacted a portion of our earnings. The extent to which the COVID-19 pandemic will continue to impact our business, operations and financial results will depend on numerous evolving factors that are difficult to accurately predict. Moreover, depending on the measures taken by governments, businesses and individuals in response to new variants of COVID-19, economic and commercial activity may be impacted, and, as a result, we may again experience slowdowns and reduced demand.

In addition, the COVID-19 pandemic may present or heighten other operational risks to our business. COVID-19 related workplace regulations such as those required under OSHA or other changes to working arrangements, such as prolonged remote arrangements or return to in-person office initiatives, may negatively impact our recruiting abilities and operations.

Decreased customer demand for transportation services due to adverse economic conditions, competition or other factors have and could in the future adversely impact our business and operating results.

The transportation industry is highly cyclical and susceptible to trends in economic activity. Our business relies on the strength of our customers’ businesses and their level of confidence in current and future economic conditions. Our vehicles are leased or rented to customers that transport goods commercially, so the demand for our products and services is tied directly to the production and sale of goods by our customers, and more generally, the health of the North American economy and overall levels of competition in the transportation and logistics industry. As a result, our business may begin to slow before market slowdowns, at the point of customer uncertainty, and may recover later than market recoveries, as our customers may continue to feel uncertain about future market conditions. If uncertainty and lack of customer confidence around macroeconomic and transportation industry conditions increase, our future growth prospects, business and results of operations could be materially adversely affected.

Among our services and product offerings, demand for our longer-term contractual services is particularly susceptible to changes in economic and market conditions. For example, in a weak or volatile economy, our customers are often unwilling to commit to long-term contracts or are unable to fulfill their contractual obligations. Accordingly, any sustained weakness in demand or a protracted economic downturn can negatively impact performance and operating results in our longer-term contractual services, such as ChoiceLease and SelectCare in our FMS business segment, supply chain and last mile delivery contracts in our SCS business segment and dedicated services in our DTS business segment.

We bear the risk that we will not be able to resell our used vehicles at a price at or above their residual value estimates.

To determine the residual value estimates and useful life of our vehicle fleet, management is required to make judgments about future events that are subject to risks and uncertainties outside of their control, such as inventory levels of new vehicles, changing consumer preferences, new technology and mandatory regulations. While we regularly review and update our outlook for the used vehicle market, as management believes appropriate, the used vehicle pricing market has historically been subject to significant pricing volatility. Despite management's best estimates, we may be unable to accurately forecast the residual value of our vehicle fleet or accurately and timely adjust our residual estimates to better align with future market conditions at the end of a vehicle's useful life. A variety of factors, many of which are outside of our control, could cause residual value estimates to differ from actual used vehicle sales pricing, such as changes in supply and demand of used vehicles; volatility in market conditions; changes in vehicle technology; competitor pricing; regulatory requirements; driver shortages; customer requirements and preferences; and changes in underlying assumption factors.

Any material decrease in residual value estimates could have a material adverse impact on our financial results. In the past, we have realized losses on sales of used vehicles at the end of a vehicle's useful life when our residual value estimates were above used vehicle market prices due to rapidly changing market conditions. In addition, when we have materially decreased residual value estimates, our earnings over the vehicle's remaining useful life have decreased due to an increase in depreciation expense. Alternatively, we may realize gains on sales of used vehicles at the end of a vehicle's useful life when our residual value estimates are below used vehicle market prices. While management determines residual value estimates with the goal of minimizing losses on sales of used vehicles or to record the best estimate of fair value at the end of a vehicle's useful life, there is no assurance our residual value estimates will be at or below used vehicle market sales.

For a detailed discussion on our accounting policies and assumptions relating to depreciation and residual values, please see “Critical Accounting Estimates - Residual Value Estimates and Depreciation” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our profitability has been and could in the future be negatively impacted if our key operational assumptions and pricing structure prove to be invalid.

Substantially all of our SCS and DTS services, as well as our ChoiceLease and SelectCare products offered through FMS, are provided under long-term contractual arrangements with our customers. These contractual arrangements include pricing terms that are subject to a number of key operational assumptions, such as:

•with respect to our SCS contracts, the scope of services, production volumes, operational efficiencies, the mix of fixed versus variable costs, availability of labor, productivity and other factors;
•with respect to our DTS contracts, market wages (including changes due to inflation), availability of labor, insurance rates and other operating costs that experience market fluctuations and inflation; and
•with respect to our ChoiceLease and SelectCare contracts, residual value estimates (ChoiceLease only) and maintenance expense.

If we are incorrect in our operational assumptions, or, as a result of subsequent changes in customer demand or other market forces that are outside of our control, these assumptions prove to be invalid, we could have lower margins than anticipated in a contract or segment, lose business, or be unable to offer competitive products and services. For example, our SCS and DTS services are highly customized and offer a high degree of specialization to meet the needs of our customers. We may not be able to adjust the pricing terms in some of our SCS and DTS contracts in the event any of our assumptions prove to be invalid. As a result, if we do not accurately predict our costs to execute SCS or DTS contracts, it could result in a significant decrease in revenue or loss that could adversely affect our operating results and financial condition. Additionally, although some of our SCS or DTS contracts provide for renegotiation upon a material change, there is no assurance that we will be successful in obtaining the necessary price adjustments or that pricing will be sufficient to cover the risk.

Our capital intensive business requires us to make capital decisions based upon projected customer activity levels and market demand for our commercial rental product line.

We make significant investments in vehicles to support our rental business based on anticipated customer demand. We make commitments to purchase the vehicles many months in advance of the expected use of the vehicle and seek to optimize the size and mix of the commercial rental fleet based on demand projections and various other factors. As a result, our business is dependent on our ability to accurately estimate future levels of rental activity and consumer preferences to effectively capitalize on market demand in order to drive the highest levels of utilization and revenue per unit. Missing our projections could result in too much or too little capacity in our rental fleet. Overcapacity could require us to deploy or sell vehicles at lower than anticipated pricing levels, which may result in higher depreciation and losses on sales of vehicles. In addition, overcapacity could result in lower revenues and higher costs and have an adverse impact on profitability. Undercapacity could impact our ability to reliably provide rental vehicles to our customers and may negatively affect our reputation. We employ a sales force and operations team on a full-time basis to manage and optimize this product line; however, their efforts may not be sufficient to overcome unforeseen changes in market demand in the rental business. In contrast, in our ChoiceLease product line, we typically do not purchase vehicles until we have an executed contract with a customer.

We may fail to respond adequately or in a timely manner to innovative changes in new technology in our industry.

In recent years, our industry has been characterized by rapid changes in technology, leading to innovative transportation and logistics concepts that have impacted, or have the potential to significantly impact, our business model, competitive landscape and the industries of our customers and suppliers. While we are actively engaged in evaluating emerging technology and developing strategic alliances and new products, we cannot be certain that our initiatives will be successful or timely, and our failure to effectively implement any initiative could have an adverse impact on our financial condition or results of operations.

For example, new concepts are currently under development for advanced electric vehicles, autonomous or semi-autonomous self-driving vehicles, connected vehicle platforms, and drones. There is also a rapidly growing demand for e-commerce services, last mile home delivery and asset- and freight-sharing services. In addition, there may be other innovations that could impact the transportation, trucking and supply chain and logistics industries that we cannot yet foresee. Our inability to quickly adapt to and adopt innovations desired by our customers may result in a significant loss of demand for our service offerings. An increase in customer use of electric vehicles could reduce the demand for our vehicle maintenance services, diesel vehicles and related offerings. Likewise, self-driving vehicles may reduce the demand for our dedicated service offerings, where, in addition to a vehicle, we provide a driver as part of an integrated, full service customer solution. Moreover, advances in technology may require us to increase investments in order to remain competitive, and our customers may not be willing to accept higher prices to cover the cost of these investments. In addition, the timing of when we have to adopt new technologies may be affected by changes in the political or regulatory environment, which could further increase our investment costs, operating complexity and our ability to offer such technologies to our customers in the jurisdictions in which we operate.

Failure to maintain, upgrade and consolidate our information technology networks could adversely affect us.

Our success depends on the functionality of information technology systems to support our service offerings. Extended delays or cost overruns in securing, developing and otherwise implementing technology solutions to support our business, including any future initiatives, would delay and possibly prevent us from realizing the projected benefits of these initiatives. In addition, our reputation with our customers may suffer if outages, system failures or delays in timely access to data occur in our information technology systems that support key business processes.

We are continuously upgrading and consolidating our information technology systems by enhancing or replacing legacy systems. These activities subject us to additional costs and risks, including disruption of our internal control structure, substantial capital expenditures, additional administration and operating expenses, impairment of our ability to provide our services, retention of sufficiently skilled personnel to implement and operate the new systems, and other costs and risks. Our system implementations may not result in productivity improvements at a level that outweighs the costs of implementation, or any increased productivity.

We also recently implemented the financial module of our new Enterprise Resource Planning (ERP) system. This new system is designed to improve efficiencies and integrate and automate certain internal financial, operating, and other technology applications that are critical to our business operations. While we have invested to implement and operate this system, we may experience difficulties following the transition. Any significant deficiencies in the design, implementation, and utilization of the ERP system could adversely affect our operations, including our ability to timely and accurately report our financial results and invoice and collect from our customers. If we encounter unforeseen difficulties with our new ERP system, there will be additional demands on our management team that in turn may adversely affect our business, operations, and results of operations.

We face risks related to cybersecurity attacks and other breaches of our systems and information technology.

We depend on the integrity of our information and the proper functioning and availability of our information systems in operating our business. It is important that the data processed by these systems remains confidential and accurate as it may include sensitive customer information, confidential customer transaction data, employee records, and key financial and operational results and statistics. Failure to prevent or mitigate data loss or system intrusions from cybersecurity attacks or other security breaches could expose us, our vendors, or our customers to loss or misuse of such information, restrict or prevent operations or financial reporting, result in litigation or potential liability and otherwise harm our business. Likewise, data privacy breaches from our systems could expose personally identifiable information of our employees or contractors, sensitive customer data, or vendor data to unauthorized persons, adversely impacting our customer service, employee and customer relationships, and our reputation. In addition, some of our software applications are utilized by third parties who provide outsourced administrative functions. Such third parties may have access to confidential information that is critical to our business operations and services. While our information security program includes enhanced controls to monitor third party providers’ security programs, these third parties are subject to their own data breaches, cyberattacks and other events or actions that could damage, disrupt or close down their networks or systems, which in turn may adversely impact our performance capabilities.

While we maintain an information security program that consists of industry standard safeguards and controls to help safeguard our confidential information, including security training and compliance protocols, we cannot guarantee that we can prevent or mitigate all data breaches or cyberattacks. Threats to network and data security are becoming increasingly diverse and sophisticated, with attacks increasing in frequency (especially with the shift in remote work environments), scope and potential harm. We have experienced cybersecurity threats and breaches targeting our information technology systems and networks and those of our third party providers. Such prior events, to date, have not had a material impact on our financial condition or results of operations. Although we have significant security processes and initiatives in place, we may be unable to fully detect, mitigate or protect against a material breach or disruption in the future. In addition, efforts to prevent, detect and mitigate data breaches and cyberattacks subject us to additional costs.

In addition, regulatory authorities have increased their focus on how companies collect, process, use, store, share and transmit personal data. New privacy security laws and regulations, including the United Kingdom’s Data Protection Act 2018, the European Union General Data Protection Regulation 2016, the California Consumer Privacy Act and the California Privacy Rights Act, pose increasingly complex and rigorous compliance challenges, which may increase our compliance costs. Any failure to comply with data privacy laws and regulations could result in significant penalties, fines, legal challenges and reputational harm.

We may fail to establish sufficient insurance reserves to adequately cover workers’ compensation and vehicle liabilities.

We are substantially self-insured for vehicle liability and workers’ compensation claims. Our self-insurance accruals are based on actuarially estimated, undiscounted cost of claims, which includes claims incurred but not reported. While we believe that our estimation processes are well designed and comply with generally accepted accounting principles in the United States, actuarial techniques and best practices, any projection of losses concerning workers’ compensation and vehicle coverage is subject to a considerable degree of variability. The causes of this variability include litigation trends, claim settlement patterns, rising medical and other costs as well as fluctuations in the frequency or severity of accidents. If actual losses incurred are greater than those anticipated, our self-insurance reserves may be insufficient and additional costs could be recorded in our consolidated financial statements. If we suffer a substantial loss in excess of our self-insured limits, the loss and related expenses may be covered by traditional insurance and excess insurance we have in place, but if not covered or above such coverages, losses could harm our business, financial condition or results of operations. For a detailed discussion on our accounting policies and assumptions relating to our self-insurance reserves, please see the “Critical Accounting Estimates - Self-Insurance Accruals” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Strategic Risks

We operate in a highly competitive industry and our business may suffer if we are unable to adequately address potential downward pricing pressures and other competitive factors.

The transportation industry is highly competitive. We face competition in all geographic markets and each industry sector in which we operate. Increased competition or our inability to compete successfully may lead to a reduction in revenues, reduced profit margins, increased pricing pressure, or a loss of market share, any one of which could affect our financial results. Numerous competitive factors could impair our ability to maintain our current profitability, including:

•our inability to obtain expected customer retention levels or profitability;
•customers may choose to provide the services we provide for themselves;
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

Failure to execute our business strategy, explore strategic transactions, and develop, market and deliver high-quality services that meet customer expectations may cause our revenue and earnings to suffer.

Our long-term business strategy is to move clients to outsource their transportation and logistics needs and thereby expand the market for our services. We seek to execute our strategy by providing innovative solutions, operational excellence, top customer service, superior talent and best-in-class information technology. By providing high-quality leasing services, we aim to attract customers that traditionally have only been interested in operating their own transportation and logistics networks.

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

In furtherance of our strategy, we routinely evaluate opportunities and may enter into agreements for possible strategic transactions, including acquisitions, partnerships or divestitures. We may be unable to identify strategic transactions or we may be unable to negotiate commercially acceptable terms. Other risks involved in engaging in these strategic transactions include the possible failure to realize the expected benefits of such transactions within the anticipated time frame, or at all, such as cost savings, synergies, sales and growth opportunities. In addition, the integration of an acquired business may result in material unanticipated challenges, expenses and liabilities. Any one of these factors could result in lower than expected revenues or earnings related to combining the companies or derived from a strategic transaction and could adversely impact our financial condition or results of operations. For example, in 2021 we completed the acquisition of Midwest and in January 2022 we completed the acquisition of Whiplash; however, if we fail to properly integrate the business, there is a risk that the acquisition will not add the forecasted revenue to SCS or provide the expected incremental growth to earnings.

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

We buy vehicles and related equipment from a relatively small number of OEMs in our FMS business. Some of our vehicle manufacturers rely on a small concentration of suppliers for certain vehicle parts, components and equipment. A discrete event in a particular OEM’s or supplier’s industry or location, or adverse regional economic conditions impacting an OEM or supplier’s ability to provide vehicles or a particular component, has and could in the future adversely impact our FMS business and profitability. In addition, our business and reputation could also be negatively impacted if any parts, components or equipment from one of our suppliers suffer from broad-based quality control issues or become the subject of a product recall and we are unable to obtain replacement parts from another supplier in a timely manner. Although we believe we have alternative sources of supply for the equipment and other supplies used in our business, termination or significant alteration of our relationship with any of our key suppliers could have a material adverse effect on our business, financial condition or results of operations in the unlikely event that we were unable to obtain adequate equipment or supplies from other sources in a timely manner or at all.

We derive a significant portion of our SCS and DTS segment revenue from a relatively small number of customers.

During 2021, sales to our top ten SCS customers accounted for half of our SCS total revenue and less than half of our SCS operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation). Additionally, approximately 38% of our global SCS revenue is from the automotive industry and is directly impacted by automotive vehicle production. Our top ten DTS customers accounted for less than half of DTS total revenue and DTS operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation). The loss of any of these customers or a significant reduction in the services provided to any of these customers could materially and adversely impact our operating results. While we continue to focus our efforts on diversifying our customer base, we may not be successful in doing so.

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

Human Capital

If we are unable to mitigate labor shortage challenges our financial results may continue to be negatively impacted.

We are currently experiencing higher labor costs due to labor shortage challenges across all of our business segments, particularly our DTS and SCS segments. These higher labor costs as well as higher subcontracted transportation costs have negatively impacted our earnings in both DTS and SCS. If labor shortages continue for an extended period of time, our earnings may be further adversely impacted.

Drivers. We hire drivers primarily for our SCS and DTS business segments. There is significant competition for qualified drivers in the transportation industry. Additionally, interventions and enforcement under the CSA program may shrink the industry’s pool of drivers as those drivers with unfavorable scores may no longer be eligible to drive for us. As a result of driver shortages, we have, and in the future could continue to be required to increase driver compensation, let trucks sit idle, use outside driver agencies and subcontracted transportation carriers; or face difficulty meeting customer demands, all of which could adversely affect our growth and profitability.

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

Management and Other Key Personnel. The foundation to our success is developing a skilled and diverse workforce that is motivated and committed to providing our customers with extraordinary service. If we fail to recruit, retain and motivate our employees in senior management and other key roles such as technology and supply chain management, or fail to preserve company culture, then we may not be able to execute on our strategy and grow our business as planned.

In addition, we are committed to creating a diverse, equitable and collaborative work environment by implementing diversity and inclusion initiatives throughout our organization. If we do not, or are perceived not to, successfully implement these initiatives, our reputation or ability to recruit and retain talent may be adversely impacted. Moreover, our current employees may terminate their employment with us at any time with minimal advance notice, and we are facing increased competition for talent that is making it more difficult for us to retain the employees we have and to recruit new employees. In addition, we are facing increased regulatory and compliance requirements that further decrease the pool of available candidates.

Failure to successfully negotiate with our union employees may result in strikes, work stoppages, or substantially higher labor costs.

We have approximately 3,200 employees that are organized by labor unions whose wages and benefits are governed by 96 labor agreements that are renegotiated periodically. Disputes with regard to the terms of these agreements or our potential inability to negotiate acceptable contracts with these unions in the future could result in, among other things, a material work stoppage, slowdown or strike by the affected employees. If our workers were to engage in a work stoppage, strike or other slowdown, or other employees were to become unionized, or the terms and conditions in future labor agreements were renegotiated, we could experience a significant business disruptions or higher operating costs, which could have an adverse effect on our financial position, results of operations, or cash flows.

Environmental, Climate and Weather Risks

Our business may be affected by global climate change and legal, regulatory or other market responses to such change.

Global, federal, state and local legislative and regulatory efforts to address the effects of global warming and climate change have affected and will likely continue to affect our businesses. For example, federal, state and local governments are considering greenhouse gas (GHG) and carbon regulatory requirements or related taxes, zero-emission vehicle mandates and increased environmental disclosure and compliance requirements. These and other similar efforts may impose restrictions on our activities or require us to take certain actions, all of which may, over time, increase our costs and adversely affect our business and results of operations.

For instance, a regulatory mandate for the use of zero-emission vehicles or ban of diesel or gasoline powered vehicles could reduce the resell value and demand for our vehicles as well as the demand for maintenance services in FMS and offerings in our SCS and DTS businesses. In addition, in the U.S., compliance with environmental regulations and the associated potential cost is complicated by the fact that states are following different approaches to the regulation of climate change. As a result, we cannot predict the ultimate effect on our operating results or cost structure until the timing, scope and extent of any such regulations become known.

On the other hand, even absent any such regulation, increased awareness on the impact of climate change and any adverse publicity about emissions by the transportation industries could accelerate the adoption of new technology and potentially decrease customer demands for some of our services and used vehicles if consumers change their purchasing behaviors in response to the effects of climate change.

Severe weather or other natural occurrences could result in significant business interruptions and expenditures in excess of available insurance coverage.

Our business is more susceptible to severe weather and other natural occurrences as we operate a capital-intensive business with a large number of vehicles and need to access roads and warehouses in order to service our customers. Severe weather may negatively affect our operations as it may damage our vehicles and facilities, and prohibit our workforce from servicing our customers. In addition, fuel costs may rise and other significant business interruptions could occur. Insurance to protect against loss of business and other related consequences resulting from these natural occurrences is subject to coverage limitations, and may not be sufficient to cover all of our damages and may not be available at commercially reasonable rates. The frequency or intensity of severe weather events has increased in the last 20 years, according to United Nations Office for Disaster Risk Reduction, and may continue to do so.

Legal and Regulatory Risks

We face litigation risks that could have a material adverse effect on the operation of our business.

We face litigation risks regarding a variety of issues, including accidents involving our trucks and injuries to employees, alleged violations of federal and state labor and employment law including class-action lawsuits alleging wage and hour violations, independent contractor misclassification and improper pay, securities laws, environmental liability, commercial claims, cyber and other matters. These proceedings may be time-consuming, expensive and disruptive to normal business operations. The defense of such lawsuits could result in significant expense and the diversion of our management’s time and attention from the operation of our business. In recent years, several insurance companies have stopped offering coverage to trucking companies and reduced capacity limits as a result of increases in the severity of automobile liability claims and higher costs of settlements and verdicts, causing the cost of such insurance to increase. This trend could adversely affect our ability to obtain suitable insurance coverage or further increase the cost for such coverage significantly, each of which may adversely affect our financial condition, results of operations, liquidity or cash flows. Costs we incur to defend or to satisfy a judgment or settlement of these claims may not be covered by insurance or could exceed the amount of that coverage or increase our insurance costs and could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

We operate in a highly regulated industry, and changes in existing regulations or costs of compliance with, or liability for violation of, existing or future laws or regulations could have a material adverse effect on our business.

Our business is subject to regulation by various federal, state, local and foreign governmental agencies. In the U.S., the Department of Transportation (DOT), as well as local, state and other federal agencies exercise broad powers over our motor carrier operations, safety and the treatment and disposal of waste materials. We are also subject to environmental laws and regulations imposed by the EPA, including requirements related to exhaust emissions. Given the size of our employee base, we are also subject to health and safety laws imposed by OSHA, as well as those imposed by state and local authorities. In addition, we must also comply with domestic and international laws and regulations related to tax.

Compliance with existing laws and regulations has involved, and we expect will continue to involve, significant time commitments and costs, and in recent years, we have seen an increase in proactive regulatory enforcement. For example, the DOT, through the Federal Motor Carrier Safety Administration (FMCSA) periodically conducts compliance reviews and evaluates the safety rating assessed to motor carriers (“satisfactory,” “conditional” or “unsatisfactory”). The receipt of a final “conditional” or “unsatisfactory” safety rating due to deficiencies in our safety and compliance program could have a material adverse effect on our customer relationships, as some of our existing customer contracts require a “satisfactory” DOT safety rating. Moreover, if we fail to comply with DOT regulations, including our failure to maintain a “satisfactory” DOT safety rating, the DOT could levy fines and require us to cease all transportation services under our operating authority, which could have a material adverse effect on our business. In addition, compliance and enforcement initiatives implemented by the FMCSA related to driver time, fitness and safety may shrink the industry’s pool of qualified drivers. These initiatives and the current shortage of qualified drivers could increase the costs to attract, train and retain qualified drivers, as well as increase driver turnover, decrease asset utilization, limit growth, and adversely impact our results of operations. With respect to our international operations in Canada, Europe and Mexico, we are subject to local laws and regulatory requirements, including tax and anti-bribery laws, which vary significantly from country to country. Our failure to comply with each of these laws may expose us to legal liability, fines or other penalties.

In addition, new laws, rules or regulations may be adopted or interpretative changes to existing regulations could be issued at any time. Any new initiatives could further increase our costs or operating complexity and our ability to offer certain services in the jurisdictions in which we operate. Our failure to comply with any existing or future laws or regulations, whether actual or alleged, could have a material adverse effect on our business and on our ability to access the capital required to operate our business. Among other things, any such failure could expose us to reputational harm, loss of business, fines, penalties or potential litigation liabilities, and the loss of operating authority and restrictions on our operations. For example, compliance with new laws or regulations related to employee and independent contractor classification may cause us to incur additional exposure under federal and state tax and employment laws. Similarly, compliance with new environmental laws or regulations may also impose new restrictions on our business or require us to take certain actions that may increase our costs and adversely affect our business.

We may also fail to ensure that companies we acquire, that may not have historically maintained internal compliance controls, policies or procedures, comply with regulatory and legal requirements consistent with our standards. Moreover, we are also subject to reputational risk and other detrimental business consequences associated with noncompliance by other parties with whom we engage with, such as employees, customers, agents, suppliers or other persons using our supply chain or assets to commit illegal acts, including the use of company assets for terrorist activities or a breach of data privacy laws.

Our failure to comply with U.S. or foreign tax laws or a government challenging our tax position could adversely affect our business and future operating results.

We are affected by various U.S. federal, state and foreign tax laws, including income taxes and taxes imposed on the purchase, sale and lease of goods and services, such as sales, excise, property, value-added tax, fuel, environmental and other taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. For example, significant judgment is required in determining our worldwide provision for income taxes. Our tax expense includes estimates of additional tax that may be incurred for tax exposures and reflects various estimates and assumptions, including assessments that could affect the valuation of our net deferred tax assets. Our operating results could be adversely affected by changes in the effective tax rate as a result of a change in the mix of earnings in countries with differing statutory tax rates, changes in our overall profitability, changes in tax legislation, the results of audits and examinations of previously filed tax returns and continuing assessments of our income and indirect tax exposures.

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
•fluctuations in inflation rates;
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

We historically sponsored a number of defined benefit plans for employees not covered by union-administered plans, including certain employees in foreign countries. The aggregate projected benefit obligations and plan assets of our global defined benefit pension plans as of December 31, 2021 were both $2.3 billion. The funded status of the plans, equal to the difference between the present value of plan obligations and assets, is a significant factor in determining pension expense and the ongoing funding requirements of those plans. Macroeconomic factors, as well as changes in investment returns and discount rates used to calculate pension expense and related assets and liabilities, can be volatile and may have an unfavorable impact on our costs and funding requirements. Although we have actively sought to control increases in these costs and funding requirements through investment policies and plan contributions, there can be no assurance that we will succeed, and continued cost and funding requirement pressure could reduce the profitability of our business and negatively impact our cash flows.

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

Our FMS business is highly capital intensive and its profitability could be adversely affected if we are unable to obtain sufficient capital to fund its operations. In general, we rely in large part upon global credit and financial markets to fund our operations and contractual commitments as well as to refinance existing debt. These markets can experience high levels of volatility and our access to capital could be constrained for extended periods. Our ability to raise capital may be materially reduced or our borrowing costs may significantly increase if, among other things, access to public investment grade debt becomes limited or closed, we lose access to our global revolving credit facility, or funding costs increase due to the loss of an investment grade rating, a severe economic downturn or rising interest rates.

As of December 31, 2021, we had $6.6 billion of outstanding indebtedness. If we are unable to raise additional capital by accessing the debt and equity markets or our costs of raising additional capital were to materially increase, our business could experience a material adverse effect on our operating results or we could face difficulty in implementing our long-term strategy.

Future acts of terrorism or war, or regulatory changes to combat the risk of terrorism or war may cause significant disruptions in our operations.

Transportation assets such as our fleet of vehicles and other infrastructure and information technology systems remain a target for terrorist activities. Terrorist attacks, along with any government response to those attacks, may adversely affect our financial condition, results of operations or liquidity. Regulations adopted by federal, state or local governmental bodies that impact the transportation industry, including checkpoints and travel restrictions on large trucks, could disrupt or impede the timing of our operations or cause us to incur increased expenses in order to continue meeting customer requirements. In addition, complying with these or future regulations could continue to increase our operating costs and reduce operating efficiencies. We maintain insurance coverages addressing these risks and we have received U.S. Patriot Act protections for our security practices related to the rental of our assets. However, such insurance may be inadequate or become unavailable, premiums charged for some or all of the insurance could increase dramatically, regulations may change or U.S. Patriot Act protections could be reduced. These changes could exacerbate the effects of an act of terrorism on our business, resulting in a significant business interruption, increased costs and liabilities and decreased revenues or an adverse impact on results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our properties consist primarily of vehicle maintenance and repair facilities, warehouses and other real estate and improvements.
We maintain 602 FMS properties in the U.S., Puerto Rico and Canada; we own 411 of these and lease the remaining properties. Our FMS properties are primarily comprised of maintenance facilities generally including a repair shop, rental counter, fuel service island, administrative offices, and used vehicle retail sales centers.
Additionally, we manage 169 on-site maintenance facilities, located at customer locations.
We also maintain 290 locations in the U.S. and Canada in connection with our domestic SCS business. Almost all of our SCS locations are leased and generally include a warehouse and administrative offices.
We maintain 76 international locations (locations outside of the U.S. and Canada) for our international businesses. There are 42 locations in the U.K. and Germany, and 34 locations in Mexico. The majority of these locations are leased and may be a repair shop, warehouse or administrative office.
Additionally, we maintain 11 U.S. locations primarily used for Central Support Services. These facilities are generally administrative offices, of which we own four and lease the remaining locations.

ITEM 3. LEGAL PROCEEDINGS
We are involved in various claims, lawsuits and administrative actions arising in the normal course of our businesses. Some involve claims for substantial amounts of money and/or claims for punitive damages. While any proceeding or litigation has an element of uncertainty, management believes that the disposition of such matters, in the aggregate, will not have a material impact on our consolidated financial condition or liquidity. Refer to Note 22, "Contingencies and Other Matters", for additional information regarding our legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Ryder Common Stock
 Our common shares are listed on the New York Stock Exchange under the trading symbol “R.” As of January 31, 2022, there were 5,681 common stockholders of record.
Performance Graph
The following graph compares the performance of our common stock with the performance of the Standard & Poor’s MidCap 400 Index and the Dow Jones Transportation 20 Index for a five year period by measuring the changes in common stock prices from December 31, 2016 to December 31, 2021.
The stock performance graph assumes for comparison that the value of our common stock and of each index was $100 on December 31, 2016 and that all dividends were reinvested. Past performance is not necessarily an indicator of future results.

Purchases of Equity Securities
The following table provides information with respect to purchases we made of our common stock during the quarter ended December 31, 2021:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Maximum Number of Shares That May Yet Be Purchased Under the Anti-Dilutive Program and the Discretionary Program (2)
October 1 through October 31, 2021	—	$—	—	4,500,000
November 1 through November 30, 2021	197	85.34	—	4,500,000
December 1 through December 31, 2021	605	81.20	—	4,500,000
Total	802	$82.22	—
___________________
(1)During the three months ended December 31, 2021, we purchased an aggregate of 802 shares of our common stock in employee-related transactions. Employee-related transactions may include: (1) shares of common stock delivered as payment for the exercise price of options exercised or to satisfy the tax withholding liability associated with our share-based compensation programs and (2) open-market purchases by the trustee of Ryder’s deferred compensation plans relating to investments by employees in our stock, one of the investment options available under the plans.
(2)In October 2021, our Board of Directors authorized two new share repurchase programs. The first program grants management discretion to repurchase up to 2.0 million shares of common stock over a period of two years, commencing on October 14, 2021 and expiring on October 14, 2023 (the "2021 Discretionary Program"). The 2021 Discretionary Program is designed to provide management with capital structure flexibility while concurrently managing objectives related to balance sheet leverage, acquisition opportunities, and shareholder returns. The second program authorizes management to repurchase up to 2.5 million shares of common stock, issued to employees under the company's employee stock plans since September 1, 2021 (the "2021 Anti-Dilutive Program"). The 2021 Anti-Dilutive Program is designed to mitigate the dilutive impact of shares issued under the company's employee stock plans. The 2021 Anti-Dilutive Repurchase Program commenced on October 14, 2021 and expires on October 14, 2023. Share repurchases under both programs can be made from time to time using the company's working capital and a variety of methods, including open-market transactions and trading plans established pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The timing and actual number of shares repurchased are subject to market conditions, legal requirements and other factors, including balance sheet leverage, availability of quality acquisitions and stock price.

ITEM 6. SELECTED FINANCIAL DATA

Reserved

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with our consolidated financial statements and related notes contained in Part II, Item 8 of this Annual Report on Form 10-K. The following MD&A describes the principal factors affecting results of operations, financial resources, liquidity, contractual cash obligations and critical accounting estimates. This section of the Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Our results of operations and financial condition are influenced by a number of factors including: macroeconomic and other market conditions, including pricing and demand; used vehicle sales; customer contracting activity and retention; rental demand; maintenance costs; residual value estimates and other depreciation changes; currency exchange rate fluctuations; customer preferences; inflation; fuel and energy prices; general economic conditions; insurance costs; interest rates; labor costs; unemployment levels; tax rates; changes in accounting or regulatory requirements; and cybersecurity attacks. This MD&A includes certain forward-looking statements that are based on our current plans and expectations and are subject to risks, uncertainties and assumptions. We caution readers that certain important factors could cause actual results and events to differ significantly from those expressed.
For a detailed description of certain risk factors that impact our business, including those related to the COVID-19 effects, refer to Part I, Item 1A. "Risk Factors” and "Special Note Regarding Forward-Looking Statements" sections included in this Annual Report.
This MD&A includes certain non-GAAP financial measures. Please refer to the “Non-GAAP Financial Measures” section of this MD&A for information on these non-GAAP measures, including reconciliations to the most comparable GAAP financial measure and the reasons why we believe each measure is useful to investors.

OVERVIEW
General
Ryder is a leading logistics and transportation company and we operate under three reportable business segments:

	Revenue (1)		Assets
	(In thousands)	(% of Consolidated)	(In thousands)	(% of Consolidated)
Fleet Management Solutions (FMS)	$5,050,967	52%	$10,999,687	80%
Supply Chain Solutions (SCS)	3,154,798	33%	2,320,154	17%
Dedicated Transportation Solutions (DTS)	1,457,188	15%	318,095	2%
___________________
(1)FMS includes eliminations

Further information on our business and reportable business segments are presented in Part I, Item 1, "Business", and in Note 3, "Segment Reporting" of the Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in this Annual Report.
We operate in highly competitive markets. Our customers select us based on numerous factors including service quality, price, technology and service offerings. As an alternative to using our services, customers may choose to provide these services for themselves, or may choose to obtain similar services from other third-party vendors. Our customer base includes enterprises operating in a variety of industries including food and beverage service (21%), transportation and logistics (21%), retail and consumer goods (13%), automotive (10%), industrial (9%), housing (8%), technology (5%), business and personal services (5%), with the remaining in other industries.
Business Trends
During 2021, we experienced highly favorable outsourcing trends in transportation and logistics solutions, partly due to the disruptive effect of the COVID-19 pandemic on supply chains and the labor market. We had record new contract wins in SCS and DTS, which we expect will contribute to long-term profitable growth. FMS also benefited this year from strong ChoiceLease sales and rental demand as companies were looking to source truck capacity in this extremely tight market.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In our FMS business, the used vehicle sales and rental market benefited from strong pricing trends, resulting in outperformance in both of these areas. After facing lower demand in our FMS business for commercial rental and used vehicles in the first half of 2020, we experienced a significant increase in demand in those areas in 2021, as well as lease, due to a limited supply of vehicles caused by global supply chain disruptions. We have experienced strong market acceptance for higher lease pricing on new and renewing leases, resulting in improved portfolio returns. We expect additional benefits from lease pricing actions going forward as leases are renewed and re-priced, and as we utilize data analytics to further segment customer pricing based on application, equipment type, and other key drivers of lease returns. If the limited supply of vehicles continues for an extended period, we will likely continue to experience benefits in rental and used vehicle pricing and overall demand; however, we may experience limited rental and lease fleet growth and lower vehicle sales volumes due to limited used vehicle inventory.

In our SCS business, the outsourcing trends in warehousing and distribution, as well as in e-commerce fulfillment and last mile delivery of big and bulky items, accelerated since the COVID-19 pandemic began. However, the semiconductor supply shortage impacted the production activity of our automotive customers primarily in the second half of 2021, resulting in decreased demand for our services. In addition, labor shortages, resulting in higher labor costs, impacted all of our business segments, particularly our DTS and SCS segments. These higher labor costs as well as higher subcontracted transportation costs negatively impacted earnings in both DTS and SCS. We expect these negative impacts from labor shortages to continue through at least the first half of 2022. In the second half of 2022, we expect benefits from DTS / SCS pricing adjustments meant to cover costs from labor shortages.

Overall, while supply chain disruptions and labor shortage challenges contributed to increased demand for our services in 2021 as companies seek long-term outsourcing solutions, industry-wide supply chain and labor challenges negatively impacted a portion of our earnings. While we are experiencing positive momentum in our businesses, other unknown effects of the pandemic and extended inflationary cost pressures may have further impact on our business, financial results, and significant judgments and estimates, including those related to prolonged labor shortages, extended disruptions in vehicle and vehicle part production, goodwill and other asset impairments, residual values and other depreciation assumptions, deferred income taxes and annual effective tax rates, variable revenue considerations, the valuation of our pension plans, and allowance for credit losses.

SELECTED OPERATING PERFORMANCE ITEMS

•Total revenue of $9.7 billion and operating revenue (a non-GAAP measure) of $7.8 billion for 2021 increased 15% and 11%, respectively as compared to prior year, reflecting revenue growth across all business segments
•Diluted EPS from continuing operations of $9.70 in 2021 versus $(2.15) in prior year, reflecting significantly improved results in FMS
•Comparable EPS (a non-GAAP measure) from continuing operations of $9.58 in 2021 versus $(0.27) in prior year
•Adjusted Return on Equity (ROE) of 20.9% in 2021
•Net cash provided by operating activities from continuing operations of $2.2 billion and free cash flow (a non-GAAP measure) of $1.1 billion in 2021
•Cash investments of $764 million in our logistics business through our acquisition of Midwest Warehouse & Distribution System (Midwest) and PLG Investments I, LLC, d/b/a Whiplash

We also announced plans to return capital to shareholders over time through discretionary and anti-dilutive share repurchase programs. With a debt to equity ratio of 235% currently well below our long-term target range of 250% - 300%, we have additional capacity to enhance shareholder value by deploying capital consistent with our disciplined capital allocation strategy. As part of our strategy to improve returns in FMS, we intend to exit the lower return U.K. business over the next 12 to 18 months, subject to consultation obligations under U.K. law.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS SUMMARY

				Change
	2021	2020	2019	2021/2020	2020/2019
	(In thousands, except per share amounts)
Total revenue	$9,662,953	$8,420,091	$8,925,801	15%	(6)%
Operating revenue (1)	7,828,444	7,024,039	7,189,072	11%	(2)%

Earnings (loss) from continuing operations before income taxes (EBT)	$692,640	$(130,360)	$(42,271)	NM	NM
Comparable EBT (1)	681,626	(28,814)	56,089	NM	NM
Earnings (loss) from continuing operations	521,598	(111,996)	(23,272)	NM	NM
Comparable earnings from continuing operations (1)	514,967	(13,793)	53,554	NM	NM
Net earnings (loss)	519,041	(122,250)	(24,410)	NM	NM
Comparable EBITDA (1)	2,432,480	2,258,258	2,243,399	8%	1%
Earnings (loss) per common share (EPS) — Diluted
Continuing operations	$9.70	$(2.15)	$(0.45)	NM	NM
Comparable (1)	9.58	(0.27)	1.01	NM	NM
Net earnings (loss)	9.66	(2.34)	(0.47)	NM	NM

Debt to equity	235%	293%	320%
Adjusted return on equity (1)	20.9%	(1.3)%	0.3%
Net cash provided by operating activities from continuing operations	$2,175,307	$2,181,303	$2,140,539
Free cash flow (1)	1,056,347	1,587,010	(1,076,654)
Total capital expenditures (2)	2,011,665	1,070,046	3,620,423
____________________
NM - Denotes Not Meaningful throughout the MD&A
(1)Non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.
(2)Includes capital expenditures that have been accrued, but not yet paid.

In 2021, total revenue increased 15% to $9.7 billion primarily due to higher operating revenue (a non-GAAP measure excluding fuel, subcontracted transportation and ChoiceLease liability insurance revenues). Operating revenue increased 11% to $7.8 billion due to higher revenue across all of our business segments as the prior year was negatively impacted by the economic slowdown from the COVID-19 effects, particularly in our commercial rental (FMS) business and automotive (SCS) business. Total revenue also increased from higher subcontracted transportation and fuel revenue.
EBT and comparable EBT (a non-GAAP measure) increased primarily due to higher gains on used vehicles sold of $257 million in 2021 and a declining impact of depreciation expense from prior residual value estimate changes of $182 million. EBT and comparable EBT (a non-GAAP measure) in 2021 also increased from higher rental performance and improved ChoiceLease results.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FULL YEAR CONSOLIDATED RESULTS
Lease & Related Maintenance and Rental

				Change
	2021	2020	2019	2021/2020	2020/2019
	(In thousands)
Lease & related maintenance and rental revenues	$3,994,481	$3,704,045	$3,784,744	8%	(2)%
Cost of lease & related maintenance and rental	2,896,433	3,108,766	3,103,703	(7)%	—%
Gross margin	$1,098,048	$595,279	$681,041	84%	(13)%
Gross margin %	27%	16%	18%
Lease & related maintenance and rental revenues represent ChoiceLease and commercial rental product offerings within our FMS business segment. Revenues increased 8% in 2021 primarily due to higher commercial rental demand and pricing. Commercial rental revenues were negatively impacted by the COVID-19 pandemic in 2020 but have benefited significantly in 2021 as a result of the limited supply of vehicles in the market caused by supply chain disruptions.
Cost of lease & related maintenance and rental represents the direct costs related to lease & related maintenance and rental revenues and are comprised of depreciation of revenue earning equipment, maintenance costs (primarily repair parts and labor), and other costs such as licenses, insurance and operating taxes. Cost of lease & related maintenance and rental excludes interest costs from vehicle financing, which are reported within "Interest expense" in our Consolidated Statements of Earnings. Cost of lease & related maintenance and rental decreased in 2021 due to declining depreciation expense impacts from prior residual value estimate changes of $182 million and a smaller average lease fleet.
Lease & related maintenance and rental gross margin and gross margin as a percentage of revenue increased primarily due to a declining impact of depreciation expense from prior residual value estimate changes, higher commercial rental and ChoiceLease pricing and significantly improved rental utilization.
Services

				Change
	2021	2020	2019	2021/2020	2020/2019
	(In thousands)
Services revenue	$5,181,370	$4,317,992	$4,555,692	20%	(5)%
Cost of services	4,497,504	3,653,088	3,879,863	23%	(6)%
Gross margin	$683,866	$664,904	$675,829	3%	(2)%
Gross margin %	13%	15%	15%
Services revenue represents all the revenues associated with our SCS and DTS business segments, as well as SelectCare and fleet support services associated with our FMS business segment. Services revenue increased 20% in 2021, due to increases in revenue in SCS and DTS from new business, higher volume and higher pricing. The SCS automotive business revenues were negatively impacted in the second half of 2021 by supply chain disruptions and by the COVID-19 pandemic in the prior year.
Cost of services represents the direct costs related to services revenue and is primarily comprised of salaries and employee-related costs, subcontracted transportation (purchased transportation from third parties), fuel, vehicle liability costs and maintenance costs. Cost of services increased 23% in 2021, primarily due to growth in revenues and higher labor and subcontracted transportation costs impacted by labor shortages.
Services gross margin increased 3% in 2021. Services gross margin as a percentage of revenue decreased from 2020 reflecting the impact of higher labor and subcontracted costs and lower SCS automotive performance partially offset by the impact of higher revenues in SCS and DTS.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Fuel Services

				Change
	2021	2020	2019	2021/2020	2020/2019
	(In thousands)
Fuel services revenue	$487,102	$398,054	$585,365	22%	(32)%
Cost of fuel services	467,459	382,749	571,658	22%	(33)%
Gross margin	$19,643	$15,305	$13,707	28%	12%
Gross margin %	4%	4%	2%
Fuel services revenue represents fuel services provided to our FMS customers. Fuel services revenue increased 22% in 2021 primarily reflecting higher market fuel prices passed through to customers.
Cost of fuel services includes the direct costs associated with providing our customers with fuel. These costs include fuel, salaries and employee-related costs of fuel island attendants and depreciation of our fueling facilities and equipment. Cost of fuel services increased 22% in 2021 as a result of higher market fuel prices.
Fuel services gross margin increased 28% in 2021. Fuel services gross margin as a percentage of revenue remained flat at 4% in 2021. Fuel is largely a pass-through to customers for which we realize minimal changes in margin during periods of steady market fuel prices. However, fuel services margin is impacted by sudden increases or decreases in market fuel prices during a short period of time, as customer pricing for fuel is established based on current market fuel costs. Fuel services gross margin was not significantly impacted by these price change dynamics in 2021.

Other Operating Expenses

				Change
	2021	2020	2019	2021/2020	2020/2019
	(In thousands)
Other operating expenses	$132,066	$123,420	$121,980	7%	1%
Other operating expenses include costs related to our owned and leased facilities within the FMS business segment, such as facility depreciation, rent, purchased insurance, utilities and taxes. These facilities are utilized to provide maintenance to our ChoiceLease, commercial rental, and SelectCare customers. Other operating expenses increased due to additional maintenance performed on our FMS facilities and facility depreciation due to expansion of facilities.

Selling, General and Administrative Expenses

				Change
	2021	2020	2019	2021/2020	2020/2019
	(In thousands)
Selling, general and administrative expenses (SG&A)	$1,054,537	$921,573	$907,449	14%	2%
Percentage of total revenue	11%	11%	10%
SG&A expenses increased 14% in 2021. The increase in 2021 was primarily driven by higher compensation-related expenses due to improved company performance, temporary furloughs in the prior year and strategic investments primarily in technology and marketing, partially offset by lower bad debt expense. SG&A expenses as a percentage of total revenue remained at 11% in 2021.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Non-Operating Pension Costs, net

				Change
	2021	2020	2019	2021/2020	2020/2019
	(In thousands)
Non-operating pension costs, net	$(577)	$11,167	$60,406	NM	(82)%
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
Used Vehicle Sales, net

				Change
	2021	2020	2019	2021/2020	2020/2019
	(In thousands)
(Gains) losses on used vehicle sales, net	$(257,402)	$(414)	$58,706	NM	NM
Used vehicle sales, net includes gains and losses from sales of used vehicles, selling costs associated with used vehicles and write-downs of vehicles held for sale to fair market value (referred to as "valuation adjustments"). The increase in used vehicle sales, net was primarily due to higher gains on sales of used vehicles as compared to the prior year.
Average proceeds per unit increased in 2021 from the prior year, reflecting higher pricing and retail channel mix. The following table presents the average used vehicle proceeds per unit changes, using constant currency, compared with the prior year:

2021/2020

Tractors	78%
Trucks	70%

Interest Expense

				Change
	2021	2020	2019	2021/2020	2020/2019
	(In thousands)
Interest expense	$213,892	$261,342	$241,381	(18)%	8%
Effective interest rate	3.2%	3.6%	3.3%
Interest expense decreased 18% in 2021 primarily due to a decrease in average outstanding debt from positive free cash flow.
Miscellaneous (Income) Loss, net

				Change
	2021	2020	2019	2021/2020	2020/2019
	(In thousands)
Miscellaneous (income) loss, net	$(65,970)	$(21,855)	$(33,642)	(202)%	(35)%
Miscellaneous (income) loss, net consists of investment income on securities used to fund certain benefit plans, interest income, gains on sales of operating property, foreign currency transaction remeasurement and other non-operating items. Miscellaneous (income) loss, net was income of $66 million in 2021 as compared to income of $22 million in the prior year reflecting higher U.K. and U.S. gains on sale of FMS properties in 2021.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Restructuring and Other Items, net

				Change
	2021	2020	2019	2021/2020	2020/2019
	(In thousands)
Restructuring and other items, net	$32,371	$110,615	$56,568	(71)%	96%
Refer to Note 21, “Other Items Impacting Comparability” in the Notes to Consolidated Financial Statements for a discussion of restructuring charges and other items.

Provision for (Benefit from) Income Taxes

				Change
	2021	2020	2019	2021/2020	2020/2019
	(In thousands)
Provision for (benefit from) income taxes	$171,042	$(18,364)	$(18,999)	NM	(3)%
Effective tax rate on continuing operations	24.7%	(14.1)%	(44.9)%
Comparable tax rate on continuing operations (1)	24.5%	(52.1)%	4.5%
_______________
(1) Non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.
Our effective tax rate on continuing operations was an expense of 24.7% in 2021 compared to a benefit of 14.1% in the prior year. In 2020, the tax rate was impacted by a reduction in earnings due to depreciation charges. Additionally, in 2020, we recognized a valuation allowance of $13 million related to U.K. deferred tax assets and a charge of $7 million related to expiring state net operating losses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FULL YEAR OPERATING RESULTS BY BUSINESS SEGMENT

				Change
	2021	2020	2019	2021/2020	2020/2019
	(In thousands)
Revenue:
Fleet Management Solutions	$5,678,948	$5,170,467	$5,571,403	10%	(7)%
Supply Chain Solutions	3,154,798	2,544,420	2,551,271	24%	—%
Dedicated Transportation Solutions	1,457,188	1,229,374	1,417,483	19%	(13)%
Eliminations	(627,981)	(524,170)	(614,356)	(20)%	15%
Total	$9,662,953	$8,420,091	$8,925,801	15%	(6)%

Operating Revenue: (1)
Fleet Management Solutions	$4,940,531	$4,577,576	$4,719,781	8%	(3)%
Supply Chain Solutions	2,210,516	1,870,366	1,879,965	18%	(1)%
Dedicated Transportation Solutions	1,054,924	929,247	972,694	14%	(4)%
Eliminations	(377,527)	(353,150)	(383,368)	(7)%	8%
Total	$7,828,444	$7,024,039	$7,189,072	11%	(2)%

Earnings (loss) from continuing operations before income taxes:
Fleet Management Solutions	$663,090	$(141,957)	$(70,274)	NM	NM
Supply Chain Solutions	117,351	159,940	145,060	(27)%	10%
Dedicated Transportation Solutions	49,058	73,442	81,149	(33)%	(9)%
Eliminations	(79,265)	(42,801)	(50,732)	(85)%	16%
	750,234	48,624	105,203	1,443%	(54)%
Unallocated Central Support Services	(68,608)	(77,438)	(49,114)	11%	(58)%
Non-operating pension costs, net	577	(11,167)	(60,406)	NM	82%
Other items impacting comparability, net (2)	10,437	(90,379)	(37,954)	NM	NM
Earnings (loss) from continuing operations before income taxes	$692,640	$(130,360)	$(42,271)	NM	NM
  _______________
(1)Non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.
(2)Refer to Note 21, "Other Items Impacting Comparability," and below for a discussion of items excluded from our primary measure of segment performance.
As part of management’s evaluation of segment operating performance, we define the primary measurement of our segment financial performance as "Earnings from continuing operations before taxes" (EBT), which includes an allocation of costs from Central Support Services (CSS) and excludes non-operating pension costs, net and certain other items as discussed in Note 21, “Other Items Impacting Comparability,” in the Notes to Consolidated Financial Statements. CSS represents those costs incurred to support all business segments, including finance and procurement, corporate services, human resources, information technology, public affairs, legal, marketing and corporate communications.
The objective of the EBT measurement is to provide clarity on the profitability of each business segment and, ultimately, to hold leadership of each business segment accountable for their allocated share of CSS costs. Segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented. Certain costs are not attributable to any segment and remain unallocated in CSS, including costs for investor relations, public affairs and certain executive compensation. Refer to Note 3, “Segment Reporting,” in the Notes to Consolidated Financial Statements for a description of the methodology for allocating the remainder of CSS costs to the business segments.
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
The following table sets forth the benefit from equipment contribution included in EBT for our SCS and DTS business segments:

				Change
	2021	2020	2019	2021/2020	2020/2019
	(In thousands)
Equipment Contribution:
Supply Chain Solutions	$33,276	$17,457	$22,267	91%	(22)%
Dedicated Transportation Solutions	45,989	25,344	28,465	81%	(11)%
Total	$79,265	$42,801	$50,732	85%	(16)%
In 2021, the increase in SCS and DTS equipment contribution was primarily related to higher rental demand as well as the declining impact associated with the prior residual value estimate changes on vehicles used to provide services to SCS and DTS customers.
Items excluded from our segment EBT measure and their classification within our Consolidated Statements of Earnings are as follows:

Description	Classification	2021	2020	2019
		(In thousands)
Restructuring and other, net (1)	Restructuring and other items, net	$(19,656)	$(76,364)	$(35,308)
ERP implementation costs (1)	Restructuring and other items, net	(12,715)	(34,251)	(21,260)
Gains on sale of properties (1)	Miscellaneous (income) loss, net	42,031	5,418	18,614
Early redemption of medium-term notes (1)	Interest expense	—	(8,999)	—
ChoiceLease liability insurance revenue (1)	Revenue	777	23,817	—
Other items impacting comparability, net		10,437	(90,379)	(37,954)
Non-operating pension costs, net (2)	Non-operating pension costs, net	577	(11,167)	(60,406)
		$11,014	$(101,546)	$(98,360)
_______________
(1)Refer to Note 21, “Other Items Impacting Comparability,” in the Notes to Consolidated Financial Statements for additional information.
(2)Refer to Note 19, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements for additional information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Fleet Management Solutions

				Change
	2021	2020	2019	2021/2020	2020/2019
	(In thousands)
ChoiceLease	$3,219,914	$3,159,909	$3,077,051	2%	3%
Commercial rental (1)	1,113,740	834,232	1,009,086	34%	(17)%
SelectCare and other	606,877	583,435	633,644	4%	(8)%
Fuel services	737,640	569,074	816,362	30%	(30)%
ChoiceLease liability insurance (2)	777	23,817	35,260	(97)%	(32)%
FMS total revenue	$5,678,948	$5,170,467	$5,571,403	10%	(7)%

FMS operating revenue (3)	$4,940,531	$4,577,576	$4,719,781	8%	(3)%

FMS EBT	$663,090	$(141,957)	$(70,274)	NM	NM

FMS EBT as a % of FMS total revenue	11.7%	(2.7)%	(1.3)%	NM	(140) bps

FMS EBT as a % of FMS operating revenue (3)	13.4%	(3.1)%	(1.5)%	NM	(160) bps
_______________
(1)For the years ended December 31, 2021, 2020, and 2019 rental revenue from lease customers in place of a lease vehicle represented 30%, 33%, and 40% of commercial rental revenue, respectively.
(2)In the first quarter of 2021, we completed the previously announced exit of the extension of our liability insurance coverage for ChoiceLease customers.
(3)Non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.

FMS total revenue increased 10% to $5.7 billion in 2021 primarily due to higher operating revenue (a non-GAAP measure excluding fuel and ChoiceLease liability insurance revenues) and fuel services revenue. FMS operating revenue increased 8% to $4.9 billion in 2021 primarily from higher commercial rental revenue. ChoiceLease revenue increased 2% in 2021 primarily due to higher prices, partially offset by lower revenue from a smaller fleet. Commercial rental revenue increased 34% in 2021 primarily due to higher demand and pricing. Commercial rental revenues were negatively impacted by the COVID-19 pandemic in the prior year but have benefited significantly in the current year as a result of the limited supply of vehicles in the market caused by supply chain disruptions. Fuel services revenue increased 30% in 2021 primarily reflecting higher market fuel prices passed through to customers.
FMS EBT increased to $663 million in 2021 from a loss of $142 million in 2020, primarily due to higher gains on used vehicles sold of $257 million and a declining impact of depreciation expense from prior residual value estimate changes of $182 million. EBT in 2021 also reflects higher commercial rental and ChoiceLease results. Higher commercial rental results were due to increased utilization and higher pricing in 2021. Rental power fleet utilization increased to 80% in 2021 from 67% in 2020. ChoiceLease results benefited from higher lease pricing with revenue per active vehicle up 6%, partially offset by a 3% smaller average active lease fleet compared to prior year. In 2020, EBT included negative impacts from the COVID-19 effects due to lower rental demand and higher bad debt expense which was partially offset by COVID-19 related cost actions and lower medical expenses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our global fleet of owned and leased revenue earning equipment and SelectCare vehicles, including vehicles under on-demand maintenance, is summarized as follows (rounded to the nearest hundred):

				Change
	2021	2020	2019	2021/2020	2020/2019
End of period vehicle count
By type:
Trucks (1)	75,100	77,300	85,200	(3)%	(9)%
Tractors (2)	70,700	73,300	82,400	(4)%	(11)%
Trailers and other (3)	43,500	44,100	46,200	(1)%	(5)%
Total	189,300	194,700	213,800	(3)%	(9)%

By product line:
ChoiceLease	143,900	149,600	159,800	(4)%	(6)%
Commercial rental	40,700	35,000	41,900	16%	(16)%
Service vehicles and other	2,200	2,400	2,700	(8)%	(11)%
	186,800	187,000	204,400	—%	(9)%
Held for sale	2,500	7,700	9,400	(68)%	(18)%
Total	189,300	194,700	213,800	(3)%	(9)%

Customer vehicles under SelectCare contracts (4)	54,500	50,300	55,800	8%	(10)%

Average vehicle count
By product line:
ChoiceLease	146,300	154,800	156,600	(5)%	(1)%
Commercial rental	37,900	37,500	44,100	1%	(15)%
Service vehicles and other	2,300	2,600	2,700	(12)%	(4)%
	186,500	194,900	203,400	(4)%	(4)%
Held for sale	4,600	11,300	7,800	(59)%	45%
Total	191,100	206,200	211,200	(7)%	(2)%
Customer vehicles under SelectCare contracts (4)	53,000	54,900	56,300	(3)%	(2)%

Customer vehicles under SelectCare on-demand (5)	15,700	18,800	23,200	(16)%	(19)%

Total vehicles serviced	259,800	279,900	290,700	(7)%	(4)%
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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table provides information on our active ChoiceLease fleet (rounded to nearest hundred) and commercial rental utilization on our global power fleet which excludes trailers:

				Change
	2021	2020	2019	2021/2020	2020/2019
Active ChoiceLease fleet
End of period vehicle count (1)	139,400	142,300	147,400	(2)%	(3)%

Full year average vehicle count (1)	140,900	145,500	144,300	(3)%	1%
Revenue per average active ChoiceLease vehicle	$22,900	$21,700	$21,300	6%	2%

Commercial rental statistics
Commercial rental utilization - power fleet (2)	80.4%	67.4%	75.0%	1,300 bps	(760) bps
_______________
(1)Active ChoiceLease vehicles are calculated as those units currently earning revenue and not classified as not yet earning or no longer earning units.
(2)Rental utilization is calculated using the number of days units are rented divided by the number of days units are available to rent based on the days in the calendar year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Supply Chain Solutions

				Change
	2021	2020	2019	2021/2020	2020/2019
	(In thousands, except vehicle counts)
Automotive	$692,745	$638,273	$693,211	9%	(8)%
Technology and healthcare	240,069	222,985	268,305	8%	(17)%
Consumer packaged goods and retail	1,020,270	814,053	736,083	25%	11%
Industrial and other	257,432	195,055	182,366	32%	7%
Subcontracted transportation and fuel	944,282	674,054	671,306	40%	—%
SCS total revenue	$3,154,798	$2,544,420	$2,551,271	24%	—%

SCS operating revenue (1)	$2,210,516	$1,870,366	$1,879,965	18%	(1)%

SCS EBT	$117,351	$159,940	$145,060	(27)%	10%
SCS EBT as a % of SCS total revenue	3.7%	6.3%	5.7%	(260) bps	60 bps
SCS EBT as a % of SCS operating revenue (1)	5.3%	8.6%	7.7%	(330) bps	90 bps

Memo:
End of period fleet count	10,700	9,400	9,700	14%	(3)%
_______________
(1)Non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.

SCS total revenue increased 24% as a result of higher operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation revenues) and subcontracted transportation. SCS operating revenue increased 18% in 2021 due to revenue growth in all industry verticals primarily driven by higher volumes, new business, and prior-year COVID-19 effects. SCS operating revenue growth was negatively impacted by supply chain disruptions primarily impacting the automotive vertical during the second half of 2021.
SCS EBT decreased 27% in 2021 due to strategic investments in marketing and technology, higher medical costs and lower earnings in automotive due to supply chain disruptions and higher labor costs. The decrease in SCS EBT in 2021 was partially offset by earnings from increased pricing and higher volumes. In 2020, SCS customer volumes in the automotive business significantly declined due to temporary production shutdowns beginning late in the first quarter of 2020 related to COVID-19. These operations restarted during the second quarter of 2020 and were followed by increased consumer demand in the second half of 2020. In 2021, supply chain disruptions and labor challenges impacted the automotive vertical through the fourth quarter of 2021, and the impact is expected to continue through at least the first half of 2022.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Dedicated Transportation Solutions

				Change
	2021	2020	2019	2021/2020	2020/2019
	(In thousands, except vehicle counts)
DTS total revenue	$1,457,188	$1,229,374	$1,417,483	19%	(13)%

DTS operating revenue (1)	$1,054,924	$929,247	$972,694	14%	(4)%

DTS EBT	$49,058	$73,442	$81,149	(33)%	(9)%
DTS EBT as a % of DTS total revenue	3.4%	6.0%	5.7%	(260) bps	30 bps
DTS EBT as a % of DTS operating revenue (1)	4.7%	7.9%	8.3%	(320) bps	(40) bps

Memo:
End of period fleet count	11,300	9,200	9,400	23%	(2)%
_______________
(1)Non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.

DTS total revenue increased 19% in 2021 primarily due to higher operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation revenues). DTS operating revenue increased 14% in 2021 primarily reflecting new business, higher volumes, and higher pricing. Revenue growth from new business was largely driven by wins from competitors and private fleet conversions.
DTS EBT decreased 33% in 2021 primarily due to higher labor and insurance costs and strategic investments. The decrease in DTS EBT in 2021 was partially offset by earnings from increased pricing and new business. Labor shortages resulted in higher labor costs as well as higher subcontracted transportation costs, negatively impacting earnings. We expect the negative impacts from labor shortages to continue through at least the first half of 2022.

Central Support Services

				Change
	2021	2020	2019	2021/2020	2020/2019
	(In thousands)
Total CSS	$368,512	$324,769	$291,468	13%	11%
Allocation of CSS to business segments	(299,904)	(247,331)	(242,354)	21%	2%
Unallocated CSS	$68,608	$77,438	$49,114	(11)%	58%

Total CSS costs increased 13% to $369 million in 2021 primarily due to higher incentive compensation-related expenses in 2021 and continuing strategic investments in technology and marketing, offset by the one-time expense of $28 million in the prior year for recognition and retention bonuses paid to frontline workers. Unallocated CSS costs decreased by $9 million in 2021 primarily due to the prior year recognition and retention bonuses which were partially offset by higher incentive compensation-related expenses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FINANCIAL RESOURCES AND LIQUIDITY
Cash Flows
The following is a summary of our cash flows from continuing operations:

	Years ended December 31,
	2021	2020	2019
	(In thousands)
Net cash provided by (used in):
Operating activities	$2,175,307	$2,181,303	$2,140,539
Investing activities	(1,449,744)	(600,997)	(3,217,193)
Financing activities	(203,708)	(1,507,178)	1,084,139
Effect of exchange rates on cash	(617)	5,132	(4,272)
Net change in cash and cash equivalents	$521,238	$78,260	$3,213

	Years ended December 31,
	2021	2020	2019
Net cash provided by operating activities	(In thousands)
Earnings (loss) from continuing operations	$521,598	$(111,996)	$(23,272)
Non-cash and other, net	1,824,892	2,243,040	2,186,866
Collections on sales-type leases	138,698	114,462	121,201
Changes in operating assets and liabilities	(309,881)	(64,203)	(144,256)
Cash flows from operating activities from continuing operations	$2,175,307	$2,181,303	$2,140,539

Cash provided by operating activities from continuing operations remained at $2.2 billion in 2021 compared to 2020 reflecting higher earnings offset by higher working capital needs in 2021. Our working capital needs are primarily driven by the timing of collections of our receivables and payments of our trade payables, as well as other changes in operating assets and liabilities. The impact from changes in operating assets and liabilities was primarily attributed to an increase in receivables due to business growth and timing of collections. Cash used in investing activities increased to $1.4 billion in 2021 compared with $601 million in 2020 primarily due to an increase in cash paid for capital expenditures and acquisitions, partially offset by higher proceeds from sale of revenue earnings equipment and operating property and equipment. Cash used in financing activities decreased to $204 million in 2021 compared to $1.5 billion in 2020 due to lower borrowing needs.
The following table shows the components of our free cash flow:

	Years ended December 31,
	2021	2020	2019
	(In thousands)
Net cash provided by operating activities	$2,175,307	$2,181,303	$2,140,539
Sales of revenue earning equipment (1)	748,099	538,894	465,705
Sales of operating property and equipment (1)	73,659	13,334	52,276
Other (1)	691	—	—
Total cash generated (2)	2,997,756	2,733,531	2,658,520
Purchases of property and revenue earning equipment (1)	(1,941,409)	(1,146,521)	(3,735,174)
Free cash flow (2)	$1,056,347	$1,587,010	$(1,076,654)

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Free cash flow (a non-GAAP measure) decreased to $1.1 billion in 2021 from $1.6 billion in 2020 primarily due to an increase in cash paid for capital expenditures partially offset by higher proceeds from the sale of revenue earning equipment and operating property and equipment.

Cash provided by operating activities from continuing operations will increase to approximately $2.3 billion in 2022. We expect free cash flow (a non-GAAP measure) to decrease to approximately $200 million - $300 million reflecting an increase in capital expenditures due to higher investments in the ChoiceLease fleet and 2021 OEM delivery delays.

Purchase Obligations
The majority of our purchase obligations are pay-as-you-go transactions made in the ordinary course of business. Purchase obligations include agreements to purchase goods or services that are legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed minimum or variable price provisions; and the approximate timing of the transaction. Any amounts for which we are liable under purchase orders for goods and services received are reflected in the Consolidated Balance Sheets as “Accounts payable” and “Accrued expenses and other current liabilities.” In addition, we reflect obligations with settlements that are greater than twelve months from December 31, 2021 as "Other non-current liabilities", including operating lease liabilities. The most significant purchase obligations relate to the purchase of revenue earning equipment.

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
The following is a summary of capital expenditures:

	2021	2020	2019
	(In thousands)
Revenue earning equipment:
ChoiceLease	$1,193,839	$856,353	$2,871,043
Commercial rental	650,599	85,141	556,560
	1,844,438	941,494	3,427,603
Operating property and equipment	167,227	128,552	192,820
Gross capital expenditures (1)	2,011,665	1,070,046	3,620,423
Changes in accounts payable related to purchases of property and revenue earning equipment	(70,256)	76,475	114,751
Cash paid for purchases of property and revenue earning equipment	$1,941,409	$1,146,521	$3,735,174
_______________
(1)Excludes $15 million, $14 million and $22 million in 2021, 2020 and 2019, respectively, in assets held under finance leases resulting from new or the extension of existing finance leases and other additions.

Gross capital expenditures increased to $2.0 billion in 2021 reflecting higher planned investments in the rental fleet and higher investments in the ChoiceLease fleet. In 2021, our OEMs faced new vehicle production challenges due to supply chain disruptions resulting in a significant increase in new vehicle delivery lead times. As a result, a significant amount of new vehicle orders placed in 2021 were delayed for delivery until 2022. We expect capital expenditures to increase to approximately $2.7 billion to $2.8 billion in 2022 primarily as a result of higher investments in the ChoiceLease fleet and OEM delivery delays.

Other Obligations and Commitments

The following table provides other material cash requirements from contractual obligations and commitments and the related reference in the Notes to Consolidated Financial Statements for further information:

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Description	Reference	Reference Title
Insurance obligations (primarily self-insurance)	Note 10	Accrued Expenses and Other Liabilities
Operating leases	Note 12	Leases
Debt	Note 13	Debt
Employee benefit plans	Note 19	Employee Benefit Plans

We believe that our operating cash flows and access to the debt markets, as further discussed in "Financing and Other Funding Transactions" below, are sufficient to meet our contractual obligations.

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
Cash and equivalents totaled $234 million as of December 31, 2021. As of December 31, 2021, approximately $119 million was held outside the U.S. and is available to fund operations and other growth of non-U.S. subsidiaries. We have historically asserted our intent to permanently reinvest foreign earnings outside of the U.S. In October of 2021 we repatriated $72 million of foreign earnings to partially fund the Midwest acquisition in the U.S. As of December 31, 2021, we have reevaluated our historic assertion with respect to our U.K. and Germany operations and no longer consider these earnings to be indefinitely reinvested. We have recorded a current and deferred tax liability for the cash repatriation and change in reinvestment assertion, respectively, for all applicable U.S., state and foreign income and withholding taxes. We intend to continue to permanently reinvest the earnings of our remaining foreign subsidiaries indefinitely.
We believe that our operating cash flows, together with our access to the public unsecured bond market, commercial paper market and other available debt financing, will be adequate to meet our operating, investing and financing needs in the foreseeable future. However, volatility or disruption in the public unsecured debt market or the commercial paper market may impair our ability to access these markets on secure terms commercially acceptable to us. If we cease to have access to public bonds, commercial paper and other sources of unsecured borrowings, we would meet our liquidity needs by drawing upon contractually committed lending agreements or by seeking other funding sources.
Refer to Note 13, “Debt,” in the Notes to Consolidated Financial Statements for information around the global revolving credit facility, the trade receivables financing program, issuance of medium-term notes under our shelf registration statement, asset-backed financing obligations and debt maturities.
Our ability to access unsecured debt in the capital markets is impacted by both our short-term and long-term debt ratings. These ratings are intended to provide guidance to investors in determining the credit risk associated with particular securities based on current information obtained by the rating agencies from us or from other sources. Ratings are not recommendations to buy, sell or hold our debt securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Lower ratings generally result in higher borrowing costs, as well as reduced access to unsecured capital markets. A significant downgrade of our short-term debt ratings would impair our ability to issue commercial paper and likely require us to rely on alternative funding sources. A significant downgrade would not affect our ability to borrow amounts under our revolving credit facility described below, assuming ongoing compliance with the terms and conditions of the credit facility.
Our debt ratings and rating outlooks as of December 31, 2021 were as follows:

Rating Summary
	Short-term	Short-term Outlook	Long-term	Long-term Outlook
Standard & Poor’s Ratings Services	A2	—	BBB	Positive
Moody’s Investors Service	P2	Stable	Baa2	Stable
Fitch Ratings	F2	—	BBB+	Stable
DBRS	R-1 (Low)	Stable	A (Low)	Stable

As of December 31, 2021, we had the following amounts available to fund operations under the following facilities:

(In millions)
Global revolving credit facility	$862
Trade receivables financing program	284

In accordance with our funding philosophy, we attempt to align the aggregate average remaining re-pricing life of our debt with the aggregate average remaining re-pricing life of our vehicle assets. We utilize both fixed-rate and variable-rate debt to achieve this alignment and generally target a mix of 20% - 40% variable-rate debt as a percentage of total debt outstanding. The variable-rate portion of our total debt (including notional value of swap agreements) was 16% and 9% as of December 31, 2021 and 2020, respectively. The increase in variable-rate debt was driven by higher short-term debt for the funding of the Whiplash acquisition.
Our debt to equity ratios were 235% and 293% as of December 31, 2021 and 2020, respectively. The debt to equity ratio represents total debt divided by total equity. The decrease in the debt to equity ratio from year-end 2020 primarily reflects increased earnings.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Off-Balance Sheet Arrangements
Guarantees. Refer to Note 14, “Guarantees,” in the Notes to Consolidated Financial Statements for a discussion of our agreements involving guarantees.

Pension Information
Refer to Note 19, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements for background and further information regarding our company-sponsored defined benefit retirement plans. During 2021, total global pension contributions were $7 million, compared with $136 million in 2020. We estimate total 2022 required contributions to our pension plans to be approximately $6 million and we do not expect to make voluntary contributions. The present value of estimated global pension contributions that would be required over the next 5 years totals approximately $28 million (pre-tax). Changes in interest rates and the market value of the securities held by the plans could materially change, positively or negatively, the funded status of the plans and affect the level of pension expense and required contributions in future years. The ultimate amount of contributions is also dependent upon the requirements of applicable laws and regulations.
Due to the underfunded status of our defined benefit plans, we had an accumulated net pension equity charge (after-tax) of $529 million and $655 million as of December 31, 2021 and 2020, respectively. The improvement in funded status reflects an increase in discount rates and to a lesser extent the benefit of asset returns of 4% in 2021.
We expect 2022 defined benefit pension expense to increase to approximately $12 million due to a decrease in expected return on assets offset by an increase in discount rates. See the “Critical Accounting Estimates — Pension Plans” section for further discussion on pension accounting estimates.

Share Repurchase Programs and Cash Dividends
Refer to Note 15, “Share Repurchase Programs,” in the Notes to Consolidated Financial Statements for a discussion on our share repurchase programs.
Cash dividend payments to shareholders of common stock were $122 million in 2021 and $119 million in 2020. In 2021 and 2020, our annualized dividend was $2.28 and $2.24 per share of common stock, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Market Risk
In the normal course of business, we are exposed to fluctuations in interest rates, foreign currency exchange rates and market fuel prices. We manage these exposures in several ways, including, in certain circumstances, the use of a variety of derivative financial instruments when deemed prudent. We do not enter into leveraged derivative financial transactions or use derivative financial instruments for trading purposes.
Exposure to market risk for changes in interest rates exists for our debt obligations. Our interest rate risk management program objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. We manage our exposure to interest rate risk primarily through the proportion of fixed-rate and variable-rate debt we hold in the total debt portfolio. From time to time, we also use interest rate swap agreements to manage our fixed-rate and variable-rate exposure and to better match the repricing of debt instruments to that of our portfolio of assets. The fair value of derivatives was not material as of December 31, 2021.
As of December 31, 2021, we had $4.9 billion of fixed-rate debt outstanding (excluding finance leases and U.S. asset- backed securities) with a weighted-average interest rate of 3.43% and a fair value of $5.1 billion. A hypothetical 10% change in market interest rates would impact the fair value of our fixed-rate debt by approximately $17 million as of December 31, 2021. Changes in the relative sensitivity of the fair value of our financial instrument portfolio for these theoretical changes in the level of interest rates are primarily driven by changes in our debt maturities, interest rate profile and amount.
As of December 31, 2021, we had $1.1 billion of variable-rate debt, including $450 million of fixed-rate debt instruments swapped to LIBOR-based floating-rate debt. Changes in the fair value of the interest rate swaps were offset by changes in the fair value of the debt instruments and no net gain or loss was recognized in earnings. The fair value of our variable-rate debt as of December 31, 2021 was $1.1 billion. A hypothetical 10% increase in market interest rates would not have impacted 2021 pre-tax earnings by a material amount.
We are also subject to interest rate risk with respect to our pension and postretirement benefit obligations, as changes in interest rates will effectively increase or decrease our liabilities associated with these benefit plans, which also results in changes to the amount of pension and postretirement benefit expense recognized on an annual basis.
Exposure to market risk for changes in foreign currency exchange rates relates primarily to our foreign operations’ buying, selling and financing in currencies other than local currencies and to the carrying value of net investments in foreign subsidiaries. The majority of our transactions are denominated in U.S. dollars. The principal foreign currency exchange rate risks to which we are exposed include the Canadian dollar, British pound sterling and Mexican peso. We manage our exposure to foreign currency exchange rate risk related to our foreign operations’ buying, selling and financing in currencies other than local currencies by naturally offsetting assets and liabilities not denominated in local currencies to the extent possible. A hypothetical uniform 10% strengthening in the value of the dollar relative to all the currencies in which our transactions are denominated would not materially impact the results of operations. We also use foreign currency option contracts and forward agreements from time to time to hedge foreign currency transactional exposure. We generally do not hedge the foreign currency exposure related to our net investment in foreign subsidiaries.
Exposure to market risk for fluctuations in market fuel prices relates to a small portion of our service contracts for which the cost of fuel is integral to service delivery and the service contract does not have a mechanism to adjust for increases in market fuel prices. As of December 31, 2021, we also had various fuel purchase arrangements in place to ensure delivery of fuel at market rates in the event of fuel shortages. We are exposed to fluctuations in market fuel prices in these arrangements since none of the arrangements fix the price of fuel to be purchased. Changes in the price of fuel are generally passed on to our customers for which we realize minimal changes in profitability during periods of steady market fuel prices. However, profitability may be positively or negatively impacted by sudden increases or decreases in market fuel prices during a short period of time as customer pricing for fuel services is established based on current market fuel costs. We believe the exposure to fuel price fluctuations would not materially impact our results of operations, cash flows or financial position.
ENVIRONMENTAL MATTERS
Refer to Note 20, “Environmental Matters,” in the Notes to Consolidated Financial Statements for a discussion surrounding environmental matters.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles in the U.S. (U.S. GAAP) requires us to make estimates and assumptions. Our significant accounting policies are described in the Notes to Consolidated Financial Statements. Certain of these policies require the application of subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. These estimates and assumptions are based on historical experience, changes in the business environment, and other factors that we believe to be reasonable under the circumstances. Different estimates that could have been applied in the current period or changes in the accounting estimates that are reasonably likely can result in a material impact on our financial condition and operating results in the current and future periods. We review the development, selection and disclosure of these critical accounting estimates with Ryder’s Audit Committee on an annual basis.
The following discussion, which should be read in conjunction with the descriptions in the Notes to Consolidated Financial Statements, is furnished for additional insight into certain accounting estimates that we consider to be critical.
Residual Value Estimates and Depreciation. At the time we acquire a vehicle, we estimate the vehicle's useful life and its estimated residual value (i.e., the price at which we ultimately expect to sell the vehicles at the end of its useful life). These estimates determine the depreciation that will be recognized evenly (straight-line) over the vehicle’s useful life and are intended to minimize losses or to record the best estimate of fair value at the end of a vehicle's useful life.
We periodically review and adjust, as appropriate, the estimated residual values and useful lives of existing revenue earning equipment for the purposes of recording depreciation expense as described in Note 6, “Revenue Earning Equipment, Net" in the Notes to Consolidated Financial Statements. Based on the results of our analysis, we may adjust the estimated residual values and useful lives of certain classes of our revenue earning equipment each year. Reductions in estimated residual values or useful lives will increase depreciation expense over the remaining useful life of the vehicle. Conversely, an increase in estimated residual values or useful lives will decrease depreciation expense over the remaining useful life of the vehicle. Our review of the estimated residual values and useful lives of revenue earning equipment is based on vehicle class, (i.e., generally subcategories of trucks, tractors and trailers by weight and usage), historical and current market prices, third-party expected future market prices, expected lives of vehicles, and expected sales in the wholesale or retail markets, among other factors. As disclosed in Note 6, "Revenue Earning Equipment, Net," we revised our estimated residual values in the third quarter of 2019, in the first half of 2020 largely due to impacts from COVID-19, and in the second quarter of 2021. The nature of these estimate changes and the impact to earnings are disclosed in the Notes to Consolidated Financial Statements.
The approximate unfavorable incremental impact on the annual depreciation expense resulting from prior residual value estimate changes since 2019 is estimated to be $190 million in 2022, and were $309 million and $491 million in 2021 and 2020, respectively. Gains on used vehicle sales, net results were $257 million and $0.4 million in 2021 and 2020, respectively.
Depreciation Sensitivity
Based on our fleet of revenue earning equipment as of December 31, 2021, a hypothetical 10% reduction in estimated residual values would increase depreciation expense over the remaining life of our fleet by approximately $310 million. The current residual value estimates of our total fleet are at historically low levels. Our estimates reflect anticipated market conditions and are intended to reduce the probability of losses or need for additional depreciation during a potential cyclical downturn.
While we believe that the carrying values and estimated sales proceeds for revenue earning equipment are reasonable, we cannot guarantee that if economic conditions deteriorate or future sales proceeds are adversely impacted, we will not realize losses on sales or be required to further reduce our residual value estimates. A variety of factors, many of which are outside of our control, could cause residual value estimates to differ from actual used vehicle sales pricing, such as changes in supply and demand of used vehicles; volatility in market conditions; changes in vehicle technology; competitor pricing; regulatory requirements; driver shortages; customer requirements and preferences; and changes in underlying assumption factors. As a result, future residual value estimates and resulting depreciation expense are subject to change based upon changes in these factors.

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

We recognize maintenance revenue using an input method, consistent with the estimated pattern of the costs to maintain the underlying vehicles. This generally results in the recognition of a contract liability for the portion of the customer's billings allocated to the maintenance service component of the agreement. The non-lease revenue from maintenance services related to our ChoiceLease product is recognized in "Lease & related maintenance and rental revenues" in the Consolidated Statements of Earnings. In 2021, 2020 and 2019, we recognized $1.0 billion, $965 million and $950 million, respectively.

The stand-alone price for both the lease and non-lease components could vary in the future based on both external market conditions and our pricing strategies as a result of the market conditions.

Pension Plans. We apply actuarial methods to determine the annual net periodic pension expense and pension plan liabilities on an annual basis, or on an interim basis if there is an event, such as a curtailment, requiring remeasurement. Each December, we review actual experience compared with the assumptions used and make adjustments to our assumptions, if warranted. In determining our annual estimate of periodic pension cost, we are required to make an evaluation of critical factors such as discount rate, expected long-term rate of return on assets, retirement rate and mortality. Discount rates are based upon a duration analysis of expected benefit payments and the equivalent average yield for high quality corporate fixed income investments as of our annual measurement date at December 31. In order to estimate the discount rate relevant to our plan, we use models that match projected benefits payments of our primary U.S. plan to coupons and maturities from a hypothetical portfolio of high quality corporate bonds. Long-term rate of return assumptions are based on a review of our asset allocation strategy and long-term expected asset returns. Investment management and other fees paid using plan assets are factored into the determination of asset return assumptions.

Assumptions as to mortality of the participants in our pension plan is a key estimate in measuring the expected payments participants may receive over their lifetime, and therefore the amount of expense we will recognize. We update our mortality assumptions as deemed necessary by taking into consideration relevant actuarial studies as they become available as well as reassessing our own historical experience. Disclosure of the significant assumptions used in arriving at the 2021 net pension expense is presented in Note 19, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements.

As part of our strategy to manage future pension costs and net funded status volatility, we regularly assess our pension investment strategy. Our U.S. pension investment policy and strategy seek to reduce the effects of future volatility on the fair value of our pension assets relative to our pension liabilities by increasing our allocation of high quality, longer-term fixed income securities and reducing our allocation of equity investments as the funded status of the plan improves. The composition of our pension assets was 20% equity securities and alternative assets and 80% debt securities and other investments as of December 31, 2021. We continually evaluate our mix of investments between equity and fixed income securities and adjust the composition of our pension assets when appropriate. In 2022, we adjusted our long-term expected rate of return assumption for our primary U.S. plan to 3.60% from 3.90% based on our expected asset mix which has a higher proportion of debt securities.

Accounting guidance applicable to pension plans does not require immediate recognition of the effects of a deviation between these assumptions and actual experience or the revision of an estimate. This approach allows the favorable and

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
unfavorable effects that fall within an acceptable range to be netted and included in “Accumulated other comprehensive loss.” We had a pre-tax accumulated actuarial loss of $706 million and $855 million as of December 31, 2021 and 2020, respectively. To the extent the amount of cumulative actuarial gains and losses exceed 10% of the greater of the benefit obligation or plan assets, the excess amount is primarily amortized over the average remaining life expectancy of participants. As of December 31, 2021, the amount of the actuarial loss subject to amortization in 2022 and future years is $472 million. In 2022, we expect to amortize $22 million of net actuarial loss as a component of pension expense. The effect on years beyond 2022 will depend substantially upon the actual experience of our plans in future years.

A sensitivity analysis of 2022 net pension expense to changes in key underlying assumptions for our primary plan, the U.S. pension plan, is presented below:

	Assumed Rate	Change	Impact on 2022 Net Pension Expense	Effect on December 31, 2021 Projected Benefit Obligation
Expected long-term rate of return on assets	3.60%	+/- 0.25	+/- $4 million	N/A
Discount rate	2.95%	+ 0.25	NM	- $50 million
Discount rate	2.95%	- 0.25	NM	+ $52 million

Self-Insurance Accruals. Self-insurance accruals were $465 million and $444 million as of December 31, 2021 and 2020, respectively. The majority of our self-insurance relates to vehicle liability and workers’ compensation. We use a variety of statistical and actuarial methods that are widely used and accepted in the insurance industry to estimate amounts for claims that have been reported but not paid and claims incurred but not reported. In applying these methods and assessing their results, we consider such factors as frequency and severity of claims, claim development and payment patterns, and changes in the nature of our business, among others. Such factors are analyzed for each of our business segments. Our estimates may be impacted by such factors as increases in the market price for medical services, unpredictability of the size of jury awards and limitations inherent in the estimation process. We recognized a $6 million benefit in 2021, and a charge of $18 million in 2020 and 2019 from the development of estimated prior years' self-insured loss reserves. Based on self-insurance accruals at December 31, 2021, a 5% adverse change in actuarial claim loss estimates would increase operating expense in 2022 by approximately $23 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Goodwill Impairment. We assess goodwill for impairment, as described in Note 1, “Summary of Significant Accounting Policies — Goodwill and Other Intangible Assets,” in the Notes to Consolidated Financial Statements, on an annual basis or more often if deemed necessary. As of December 31, 2021, total goodwill was $571 million. To determine whether goodwill is impaired, we are required to assess the fair value of each reporting unit and compare it to its carrying value. A reporting unit is a component of an operating segment for which discrete financial information is available and management regularly reviews its operating performance.

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

On October 1, 2021, we completed our annual goodwill impairment test for all reporting units. Consistent with our rotation policy, we conducted a qualitative analysis for the FMS North America reporting unit and a quantitative test for our remaining reporting units. Based on these analyses, we determined that the fair values more likely than not exceeded their respective carrying values for each reporting unit.

Income Taxes. Our overall tax position is complex and requires careful analysis by management to estimate the expected realization of income tax assets and liabilities.
Tax regulations can require items to be included in the tax return at different times than the items are reflected in the financial statements. As a result, the effective tax rate reflected in the financial statements can be different than that reported in the tax return. Timing differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in the tax return in future years, for which we have already recognized the tax benefit in the financial statements. Deferred tax assets were $651 million and $814 million as of December 31, 2021 and 2020, respectively. We recognize a valuation allowance for deferred tax assets to reduce such assets to amounts expected to be realized. As of December 31, 2021 and 2020, the deferred tax valuation allowance was $23 million and $41 million, respectively. In determining the required level of valuation allowance, we consider whether it is more likely than not that all or some portion of deferred tax assets will not be realized. This assessment is based on management’s expectations as to whether sufficient taxable income of an appropriate character will be realized within tax carryback and carryforward periods. Our assessment involves estimates and assumptions about matters that are inherently uncertain, and unanticipated events or circumstances could cause actual results to differ from these estimates. Should we change our estimate of the amount of deferred tax assets that we would

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
be able to realize, an adjustment to the valuation allowance would result in an increase or decrease to the provision for income taxes in the period such a change in estimate was made.
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
A number of years may elapse before a particular matter for which we have established a reserve is audited and finally resolved. The number of years exposed to audit due to open statutes varies depending on the tax jurisdiction. The tax benefit that has been previously reserved because of a failure to meet the “more likely than not” recognition threshold would be recognized in our income tax expense in the first interim period when the uncertainty is resolved under any one of the following conditions: (1) the tax position has been determined to be “more likely than not” of being sustained, (2) the tax position, amount and/or timing is ultimately settled through negotiation or litigation, or (3) the statutes of limitations for the tax position has expired. Refer to Note 11, “Income Taxes,” in the Notes to Consolidated Financial Statements for further discussion.

RECENT ACCOUNTING PRONOUNCEMENTS
Refer to Note 2, “Recent Accounting Pronouncements,” in the Notes to Consolidated Financial Statements for a discussion of recent accounting pronouncements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NON-GAAP FINANCIAL MEASURES
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
shareholders' equity to adjusted average equity is
provided in the following reconciliations.
Cash Flow Measures:
Total Cash Generated and Free Cash Flow	Cash Provided by Operating Activities from Continuing Operations

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

Free Cash Flow is defined as the net amount of cash generated from operating activities and investing activities (excluding changes in restricted cash and acquisitions) from continuing operations. We calculate free cash flow as the sum of (1) net cash provided by operating activities, (2) net cash provided by the sale of revenue earning equipment and operating property and equipment, and (3) other cash inflows from investing activities, less (4) purchases of property and revenue earning equipment. We believe free cash flow provides investors with an important perspective on the cash available for debt service and for shareholders, after making capital investments required to support ongoing business operations. Our calculation of free cash flow may be different from the calculation used by other companies and, therefore, comparability may be limited.

* See Total Cash Generated and Free Cash Flow reconciliations in the Financial Resources and Liquidity section of Management's Discussion and Analysis.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table provides a reconciliation of GAAP earnings (loss) before taxes (EBT), earnings (loss), and earnings (loss) per diluted share (Diluted EPS) from continuing operations to comparable EBT, comparable earnings and comparable EPS. Certain items included in EBT, earnings and diluted EPS from continuing operations have been excluded from our comparable EBT, comparable earnings and comparable diluted EPS measures. The following table lists a summary of these items, which are discussed in more detail throughout our MD&A and within the Notes to Consolidated Financial Statements:

	Continuing Operations
	Years ended December 31,
	2021	2020	2019
	(In thousands, except per share amounts)
EBT	$692,640	$(130,360)	$(42,271)
Non-operating pension costs, net (1)	(577)	11,167	60,406
Restructuring and other, net (2)	19,656	76,364	35,308
ERP implementation costs (2)	12,715	34,251	21,260
Gains on sale of properties (2)	(42,031)	(5,418)	(18,614)
Early redemption of medium-term notes (2)	—	8,999	—
ChoiceLease liability insurance revenue (2)	(777)	(23,817)	—
Comparable EBT	$681,626	$(28,814)	$56,089

Earnings (loss)	$521,598	$(111,996)	$(23,272)
Non-operating pension costs, net (1)	(2,990)	5,273	44,852
Restructuring and other, net (including ChoiceLease liability insurance results) (2)	17,750	43,602	26,532
ERP implementation costs (2)	9,443	25,428	15,779
Gains on sale of properties (2)	(31,509)	(5,027)	(13,845)
Early redemption of medium-term notes (2)	—	6,863	—
Tax adjustments, net (3)	675	22,064	3,508
Comparable Earnings	$514,967	$(13,793)	$53,554

Diluted EPS	$9.70	$(2.15)	$(0.45)
Non-operating pension costs, net (1)	(0.06)	0.10	0.85
Restructuring and other, net (including ChoiceLease liability insurance results) (2)	0.34	0.84	0.51
ERP implementation costs (2)	0.18	0.49	0.30
Gains on sale of properties (2)	(0.59)	(0.10)	(0.26)
Early redemption of medium-term notes (2)	—	0.13	—
Tax adjustments, net (3)	0.01	0.42	0.06
Comparable EPS	$9.58	$(0.27)	$1.01
_______________
(1)Refer to Note 19, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements for additional information.
(2)Refer to Note 21, “Other Items Impacting Comparability,” in the Notes to Consolidated Financial Statements for additional information.
(3)In 2021, adjustments include expense related to expiring state net operating losses. In 2020, adjustments include a valuation allowance of $13 million on our U.K. deferred tax assets, expiring state net operating losses of $7 million, and state law changes of $2 million. In 2019, adjustments primarily include expiring state net operating losses of $5 million.

The following table provides a reconciliation of the effective tax rate to the comparable tax rate:

	Years ended December 31,
	2021	2020	2019
	(In thousands)
Effective tax rate on continuing operations (1)	24.7%	(14.1)%	(44.9)%
Tax adjustments and income tax effects of non-GAAP adjustments (2)	(0.2)%	(38.0)%	49.4%
Comparable tax rate on continuing operations (1)	24.5%	(52.1)%	4.5%
_______________
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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table provides a reconciliation of earnings (loss) to comparable EBITDA:

	Years ended December 31,
	2021	2020	2019
	(In thousands)
Net earnings (loss)	$519,041	$(122,250)	$(24,410)
Loss from discontinued operations, net of tax	2,557	10,254	1,138
Provision for (benefit from) income taxes	171,042	(18,364)	(18,999)
EBT	692,640	(130,360)	(42,271)
Non-operating pension costs, net (1)	(577)	11,167	60,406
Other items impacting comparability, net (2)	(10,437)	90,379	37,954
Comparable EBT	681,626	(28,814)	56,089
Interest expense (3)	213,892	252,343	241,381
Depreciation	1,786,218	2,027,413	1,878,929
Used vehicle sales, net (4)	(257,402)	(414)	58,706
Amortization	8,146	7,730	8,294
Comparable EBITDA	$2,432,480	$2,258,258	$2,243,399
_______________
(1)Refer to Note 19, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements for additional information.
(2)Refer to the table above in the Full Year Operating Results by Segment for a discussion on items excluded from our comparable measures and their classification within our Consolidated Statements of Earnings and Note 21, “Other Items Impacting Comparability” in the Notes to Consolidated Financial Statements for additional information.
(3)In 2020, interest expense of $9 million recorded for the early redemption of two medium-term notes is excluded as it is presented above in "Other items impacting comparability, net."
(4)Refer to Note 6,"Revenue Earning Equipment, net," in the Notes to Consolidated Financial Statements for additional information.

The following table provides a reconciliation of total revenue to operating revenue:

	Years ended December 31,
	2021	2020	2019
	(In thousands)
Total revenue	$9,662,953	$8,420,091	$8,925,801
Subcontracted transportation and fuel	(1,833,732)	(1,372,235)	(1,701,469)
ChoiceLease liability insurance revenue (1)	(777)	(23,817)	(35,260)
Operating revenue	$7,828,444	$7,024,039	$7,189,072
_______________
(1)In the first quarter of 2021, we completed the previously announced exit of the extension of our liability insurance coverage for ChoiceLease customers.

The following table provides a reconciliation of FMS total revenue to FMS operating revenue:

	Years ended December 31,
	2021	2020	2019
	(In thousands)
FMS total revenue	$5,678,948	$5,170,467	$5,571,403
Fuel	(737,640)	(569,074)	(816,362)
ChoiceLease liability insurance revenue (1)	(777)	(23,817)	(35,260)
FMS operating revenue	$4,940,531	$4,577,576	$4,719,781

FMS EBT	$663,090	$(141,957)	$(70,274)
FMS EBT as a % of FMS total revenue	11.7%	(2.7)%	(1.3)%
FMS EBT as a % of FMS operating revenue	13.4%	(3.1)%	(1.5)%
_______________
(1)In the first quarter of 2021, we completed the previously announced exit of the extension of our liability insurance coverage for ChoiceLease customers.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table provides a reconciliation of SCS total revenue to SCS operating revenue:

	Years ended December 31,
	2021	2020	2019
	(In thousands)
SCS total revenue	$3,154,798	$2,544,420	$2,551,271
Subcontracted transportation and fuel	(944,282)	(674,054)	(671,306)
SCS operating revenue	$2,210,516	$1,870,366	$1,879,965

SCS EBT	$117,351	$159,940	$145,060
SCS EBT as a % of SCS total revenue	3.7%	6.3%	5.7%
SCS EBT as a % of SCS operating revenue	5.3%	8.6%	7.7%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table provides a reconciliation of DTS total revenue to DTS operating revenue:

	Years ended December 31,
	2021	2020	2019
	(In thousands)
DTS total revenue	$1,457,188	$1,229,374	$1,417,483
Subcontracted transportation and fuel	(402,264)	(300,127)	(444,789)
DTS operating revenue	$1,054,924	$929,247	$972,694

DTS EBT	$49,058	$73,442	$81,149
DTS EBT as a % of DTS total revenue	3.4%	6.0%	5.7%
DTS EBT as a % of DTS operating revenue	4.7%	7.9%	8.3%

The following tables provide numerical reconciliations of net earnings to adjusted net earnings and average shareholders' equity to adjusted average shareholders' equity (Adjusted ROE), and of the non-GAAP elements used to calculate the adjusted return on equity to the corresponding GAAP measures:

	Years ended December 31,
	2021	2020	2019
	(In thousands)
Net earnings (loss)	$519,041	$(122,250)	$(24,410)
Other items impacting comparability, net (1)	(10,437)	90,379	37,954
Income taxes (2)	171,042	(18,333)	(18,951)
Adjusted earnings (loss) before income taxes	679,646	(50,204)	(5,407)
Adjusted income taxes (3)	(164,245)	20,883	12,972
Adjusted net earnings (loss) [A]	$515,401	$(29,321)	$7,565

Average shareholders’ equity	$2,453,010	$2,256,830	$2,532,875
Average adjustments to shareholders’ equity (4)	14,436	59,680	14,988
Adjusted average shareholders’ equity [B]	$2,467,446	$2,316,510	$2,547,863
Adjusted return on equity [A/B]	20.9%	(1.3)%	0.3%
_______________
(1)Refer to the table above in the Full Year Operating Results by Segment for a discussion on items excluded from our comparable measures and their classification within our Consolidated Statements of Earnings and Note 21, “Other Items Impacting Comparability” in the Notes to Consolidated Financial Statements for additional information.
(2)Includes income taxes on discontinued operations.
(3)Represents provision for income taxes plus income taxes on other items impacting comparability.
(4)Represents the impact of other items impacting comparability, net of tax, to equity for the respective period.

The following table provides a reconciliation of forecasted net cash provided by operating activities to forecasted total cash generated and forecasted free cash flow for 2022:

Forecast 2022
(In millions)
Net cash provided by operating activities	$2,250
Proceeds from sales (primarily revenue earning equipment) (1)	750
Total cash generated	3,000
Purchases of property and revenue earning equipment (1)	(2,800 - 2,700)
Forecasted free cash flow	$200 - $300
_______________
(1)Included in cash flows from investing activities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Forward-looking statements (within the meaning of the Federal Private Securities Litigation Reform Act of 1995) are statements that relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends concerning matters that are not historical facts. These statements are often preceded by or include the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “could,” “should” or similar expressions. This Annual Report contains forward-looking statements including statements regarding:
•our expectations with respect to the ongoing effects of the COVID-19 pandemic, including the global supply chain disruption, on our business and financial results;
•our expectations with respect to production shutdowns and their impact on our automotive business within the SCS and FMS business segments;
•our expectations regarding supply of vehicles and its effect on pricing and demand;
•our expectations of the long-term residual values of revenue earning equipment, including the probability of incurring losses or having to decrease residual value estimates in the event of a potential cyclical downturn;
•our expectations regarding the effects of acquisitions on our SCS business segment;
•our expectations regarding the impact of labor shortages on labor and subcontracted transportation costs;
•our expectations in our FMS business segment regarding anticipated ChoiceLease pricing actions and revenue, fleet growth, sales volume and earnings;
•our expectations in our SCS and DTS business segments regarding anticipated operating revenue, trends, earnings, sales activity and long-term growth;
•our expectations regarding industry and market trends and their potential impact on our business;
•the expected pricing for used vehicles and sales channel mix;
•our expectations of cash flow from operating activities, free cash flow, and capital expenditures;
•our expected future contractual cash obligations and commitments;
•our ability to meet our objectives with the share repurchase programs;
•the adequacy of our accounting estimates and reserves for goodwill and other asset impairments, residual values and other depreciation assumptions, deferred income taxes and annual effective tax rates, variable revenue considerations, the valuation of our pension plans, allowance for credit losses, and self-insurance loss reserves;
•the adequacy of our fair value estimates of employee incentive awards under our share-based compensation plans, publicly traded debt and other debt;
•the adequacy and timing of our fair value estimates for the purposes of our purchase consideration allocation with respect to acquisitions;
•our ability to fund all of our operating, investing and financial needs for the foreseeable future through internally generated funds and outside funding sources;
•our expected level of use and availability of outside funding sources, anticipated future payments under debt and lease agreements, and risk of losses resulting from counterparty default under hedging and derivative agreements;
•the anticipated impact of fuel price, subcontracted transportation costs and exchange rate fluctuations;
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
•the impact of our strategic investments;
•our expectations regarding losses under guarantees;
•the status of our unrecognized tax benefits related to the U.S. federal, state and foreign tax positions;
•our expectation regarding the ability to realize our deferred tax assets;
•our expectations regarding the completion and ultimate outcome of certain tax audits;
•our intent to permanently reinvest the earnings of our non U.K. & Germany foreign subsidiaries indefinitely;
•the anticipated impact of recent accounting pronouncements;
•our intent to exit the FMS U.K. business, subject to consultation obligations under U.K. law; and
•our expectations regarding the effect of changes to systems and processes on our internal control over financial reports.
These statements, as well as other forward-looking statements contained in this Annual Report, are based on our current plans and expectations and are subject to risks, uncertainties and assumptions. We caution readers that certain important factors could cause actual results and events to differ significantly from those expressed in any forward-looking statements. These risk factors, among others, include the following:
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
◦Continued consolidation in the markets where we operate which may create large competitors with greater financial resources.
◦Our inability to maintain current pricing levels due to economic conditions, demand for services, customer acceptance or competition.
•Profitability:
◦Lower than expected sales volumes or customer retention levels.

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
◦Sudden changes in market fuel prices and fuel shortages.
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
◦Our key assumptions and pricing structure, including any assumptions made with respect to inflation, of our SCS and DTS contracts prove to be inaccurate.
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
◦Business interruptions or expenditures due to severe weather or other natural occurrences.
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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
◦Difficulties related to recent implementation of our Enterprise Resource Planning system and related processes.
•Other risks detailed from time to time in our SEC filings, including in “Item 1A. Risk Factors” of this Annual Report.
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
Management assessed the effectiveness of Ryder’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control — Integrated Framework (2013).” Based on our assessment and those criteria, management determined that Ryder maintained effective internal control over financial reporting as of December 31, 2021.
Ryder’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of Ryder’s internal control over financial reporting as of December 31, 2021. Their report appears on the subsequent page.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Ryder System, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Ryder System, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of earnings, of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Earning Equipment - Residual Values

As described in Notes 1 and 6 to the consolidated financial statements, the net carrying amount of revenue earning equipment was $8.3 billion as of December 31, 2021. Depreciation expense was $1.7 billion primarily related to Fleet Management Solutions (FMS) revenue earning equipment. Revenue earning equipment, comprised of vehicles, is initially recorded at cost inclusive of vendor rebates. The provision for depreciation is computed using the straight-line method. As disclosed by management, they periodically review and adjust, as appropriate, the estimated residual values and useful lives of existing revenue earning equipment. Management’s review of the estimated residual values and useful lives of revenue earning equipment is based on vehicle class (i.e., generally subcategories of trucks, tractors and trailers by weight and usage), historical and current market prices, third-party expected future market prices, expected lives of vehicles, and expected sales in the wholesale or retail markets, among other factors.

The principal considerations for our determination that performing procedures relating to revenue earning equipment - residual values is a critical audit matter are the significant judgment by management when estimating residual values, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and in evaluating the significant judgment by management in estimating residual values related to the Company’s historical and current market prices, third-party expected future market prices, and expected sales in the wholesale and retail markets.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s assessment of, and related adjustments to, the estimated residual values of revenue earning equipment. These procedures also included, among others (i) testing management’s process for developing the estimated residual values of revenue earning equipment, (ii) testing the accuracy of the Company’s historical used vehicle sales data and historical and current market prices, (iii) evaluating the reasonableness of management's significant assumptions related to third party expected future market prices and the expected sales in the wholesale and retail markets, and (iv) testing the calculation of the adjustment to depreciation expense based on updated estimated residual values. Evaluating management’s significant assumptions related to third party expected future market prices of used vehicles and the expected sales of used vehicles in the wholesale and retail markets involved evaluating whether the assumptions used were reasonable considering (i) past trends in the used vehicle sales market, (ii) consistency with external market and industry data, and (iii) consistency with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP
Hallandale Beach, Florida
February 17, 2022

We have served as the Company’s auditor since 2006.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Years ended December 31,
	2021	2020	2019
	(In thousands, except per share amounts)
Lease & related maintenance and rental revenues	$3,994,481	$3,704,045	$3,784,744
Services revenue	5,181,370	4,317,992	4,555,692
Fuel services revenue	487,102	398,054	585,365
Total revenues	9,662,953	8,420,091	8,925,801

Cost of lease & related maintenance and rental	2,896,433	3,108,766	3,103,703
Cost of services	4,497,504	3,653,088	3,879,863
Cost of fuel services	467,459	382,749	571,658
Other operating expenses	132,066	123,420	121,980
Selling, general and administrative expenses	1,054,537	921,573	907,449
Non-operating pension costs, net	(577)	11,167	60,406
Used vehicle sales, net	(257,402)	(414)	58,706
Interest expense	213,892	261,342	241,381
Miscellaneous (income) loss, net	(65,970)	(21,855)	(33,642)
Restructuring and other items, net	32,371	110,615	56,568
	8,970,313	8,550,451	8,968,072

Earnings (loss) from continuing operations before income taxes	692,640	(130,360)	(42,271)
Provision for (benefit from) income taxes	171,042	(18,364)	(18,999)
Earnings (loss) from continuing operations	521,598	(111,996)	(23,272)
Loss from discontinued operations, net of tax	(2,557)	(10,254)	(1,138)
Net earnings (loss)	$519,041	$(122,250)	$(24,410)

Earnings (loss) per common share — Basic
Continuing operations	$9.92	$(2.15)	$(0.45)
Discontinued operations	(0.05)	(0.21)	(0.03)
Net earnings (loss)	$9.87	$(2.34)	$(0.47)
Earnings (loss) per common share — Diluted
Continuing operations	$9.70	$(2.15)	$(0.45)
Discontinued operations	(0.05)	(0.21)	(0.03)
Net earnings (loss)	$9.66	$(2.34)	$(0.47)
See accompanying Notes to Consolidated Financial Statements.
Note: EPS amounts may not be additive due to rounding.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
	2021	2020	2019
	(In thousands)
Net earnings (loss)	$519,041	$(122,250)	$(24,410)

Other comprehensive income (loss):

Changes in cumulative translation adjustment and unrealized loss from cash flow hedges	1,606	6,867	30,681

Amortization of pension and postretirement items	27,741	40,362	30,305
Income tax expense related to amortization of pension and postretirement items	(5,781)	(9,090)	(7,059)
Amortization of pension and postretirement items, net of tax	21,960	31,272	23,246

Reclassification of net actuarial loss due to pension settlement	—	—	34,974
Change in net actuarial loss and prior service cost	122,707	(16,894)	(7,609)
Income tax (expense) benefit related to change in net actuarial loss and prior service cost	(18,309)	(1,959)	(6,149)
Change in net actuarial loss and prior service cost, net of taxes	104,398	(18,853)	21,216

Other comprehensive income, net of taxes	127,964	19,286	75,143

Comprehensive income (loss)	$647,005	$(102,964)	$50,733

See accompanying Notes to Consolidated Financial Statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
	(In thousands, except share amounts)
Assets:
Current assets:
Cash and cash equivalents	$233,961	$151,294
Receivables, net	1,464,737	1,182,350
Inventories	68,677	61,191
Prepaid expenses and other current assets	693,239	200,694
Total current assets	2,460,614	1,595,529
Revenue earning equipment, net	8,323,039	8,777,015
Operating property and equipment, net	984,978	927,058
Goodwill	570,905	475,245
Intangible assets, net	170,205	43,216
Sales-type leases and other assets	1,324,582	1,113,891
Total assets	$13,834,323	$12,931,954

Liabilities and shareholders’ equity:
Current liabilities:
Short-term debt and current portion of long-term debt	$1,333,363	$516,581
Accounts payable	747,898	547,389
Accrued expenses and other current liabilities	1,119,602	989,178
Total current liabilities	3,200,863	2,053,148
Long-term debt	5,246,306	6,093,655
Other non-current liabilities	1,314,404	1,403,861
Deferred income taxes	1,274,804	1,125,733
Total liabilities	11,036,377	10,676,397

Commitments and contingencies (Note 22)
Shareholders’ equity:
Preferred stock, no par value per share — authorized, 3,800,917; none outstanding, December 31, 2021 and 2020	—	—
Common stock, $0.50 par value per share — authorized, 400,000,000; outstanding, December 31, 2021 — 53,789,036 and December 31, 2020 — 53,732,033	26,896	26,866
Additional paid-in capital	1,194,334	1,132,954
Retained earnings	2,265,957	1,912,942
Accumulated other comprehensive loss	(689,241)	(817,205)
Total shareholders’ equity	2,797,946	2,255,557
Total liabilities and shareholders’ equity	$13,834,323	$12,931,954
See accompanying Notes to Consolidated Financial Statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2021	2020	2019
	(In thousands)
Cash flows from operating activities from continuing operations:
Net earnings (loss)	$519,041	$(122,250)	$(24,410)
Less: Loss from discontinued operations, net of tax	(2,557)	(10,254)	(1,138)
Earnings (loss) from continuing operations	521,598	(111,996)	(23,272)
Depreciation expense	1,786,218	2,027,413	1,878,929
Used vehicle sales, net	(257,402)	(414)	58,706
Amortization expense and other non-cash charges, net	25,137	115,519	101,289
Non-cash lease expense	98,363	92,227	94,039
Non-operating pension costs, net and share-based compensation expense	46,423	41,160	86,234
Deferred income tax expense (benefit)	126,153	(32,865)	(32,331)
Collections on sales-type leases	138,698	114,462	121,201
Changes in operating assets and liabilities:
Receivables	(240,330)	(5,356)	27,149
Inventories	(7,486)	20,094	(1,334)
Prepaid expenses and other assets	(124,804)	(91,969)	(65,185)
Accounts payable	125,800	28,863	(26,596)
Accrued expenses and other non-current liabilities	(63,061)	(15,835)	(78,290)
Net cash provided by operating activities from continuing operations	2,175,307	2,181,303	2,140,539

Cash flows from investing activities from continuing operations:
Purchases of property and revenue earning equipment	(1,941,409)	(1,146,521)	(3,735,174)
Sales of revenue earning equipment	748,099	538,894	465,705
Sales of operating property and equipment	73,659	13,334	52,276
Acquisitions, net of cash acquired	(325,116)	—	—
Other	(4,977)	(6,704)	—
Net cash used in investing activities from continuing operations	(1,449,744)	(600,997)	(3,217,193)

Cash flows from financing activities from continuing operations:
Net borrowings (repayments) of commercial paper and other	259,507	(377,273)	(15,492)
Debt proceeds	299,616	2,084,343	3,016,348
Debt repayments	(607,636)	(3,055,380)	(1,775,685)
Dividends on common stock	(121,813)	(119,036)	(116,469)
Common stock issued	29,966	7,806	8,216
Common stock repurchased	(56,217)	(29,219)	(27,686)
Other	(7,131)	(18,419)	(5,093)
Net cash provided by (used in) financing activities from continuing operations	(203,708)	(1,507,178)	1,084,139

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(617)	5,132	(4,272)
Increase in cash, cash equivalents, and restricted cash from continuing operations	521,238	78,260	3,213
Increase (decrease) in cash, cash equivalents, and restricted cash from discontinued operations	793	(550)	2,260
Increase in cash, cash equivalents, and restricted cash	522,031	77,710	5,473
Cash, cash equivalents, and restricted cash at beginning of period	151,294	73,584	68,111
Cash, cash equivalents, and restricted cash at end of period	$673,325	$151,294	$73,584

See accompanying Notes to Consolidated Financial Statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Amount	Shares	Par				Total
	(In thousands, except share amounts)
Balance at January 1, 2019	$—	53,116,485	$26,559	$1,084,391	$2,337,252	$(911,634)	$2,536,568
Comprehensive income (loss)	—	—	—	—	(24,410)	75,143	50,733
Common stock dividends declared — $2.20 per share	—	—	—	—	(117,349)	—	(117,349)
Common stock issued under employee stock award and stock purchase plans and other	—	633,261	316	7,900	—	—	8,216
Common stock repurchases	—	(471,430)	(236)	(9,470)	(17,980)	—	(27,686)
Share-based compensation	—	—	—	25,828	—	—	25,828
Balance at December 31, 2019	—	53,278,316	26,639	1,108,649	2,177,513	(836,491)	2,476,310
Adoption of new measurement of credit losses on financial instruments standard	—	—	—	—	(5,077)	—	(5,077)
Comprehensive income (loss)	—	—	—	—	(122,250)	19,286	(102,964)
Common stock dividends declared — $2.24 per share	—	—	—	—	(121,292)	—	(121,292)
Common stock issued under employee stock award and stock purchase plans and other	—	1,090,715	545	7,261	—	—	7,806
Common stock repurchases	—	(636,998)	(318)	(12,949)	(15,952)	—	(29,219)
Share-based compensation	—	—	—	29,993	—	—	29,993
Balance at December 31, 2020	—	53,732,033	26,866	1,132,954	1,912,942	(817,205)	2,255,557
Comprehensive income (loss)	—	—	—	—	519,041	127,964	647,005
Common stock dividends declared —$2.28 per share	—	—	—	—	(125,365)	—	(125,365)
Common stock issued under employee stock award and stock purchase plans and other	—	792,297	398	29,568	—	—	29,966
Common stock repurchases	—	(735,294)	(368)	(15,188)	(40,661)	—	(56,217)
Share-based compensation	—	—	—	47,000	—	—	47,000
Balance at December 31, 2021	$—	53,789,036	$26,896	$1,194,334	$2,265,957	$(689,241)	$2,797,946
See accompanying Notes to Consolidated Financial Statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation and Presentation

The consolidated financial statements include the accounts of Ryder System, Inc. (Ryder), all entities in which Ryder has a controlling voting interest (subsidiaries) and variable interest entities (VIEs) where Ryder is determined to be the primary beneficiary in accordance with generally accepted accounting principles in the United States (U.S. GAAP). Ryder is deemed to be the primary beneficiary if we have the power to direct the activities that most significantly impact the entity’s economic performance and we share in the significant risks and rewards of the entity. All significant intercompany accounts and transactions have been eliminated in consolidation. We report our financial performance based on three business segments: (1) Fleet Management Solutions (FMS), which provides full service leasing and leasing with flexible maintenance options, commercial rental and maintenance services of trucks, tractors and trailers to customers principally in the United States (U.S.), Canada and the United Kingdom (U.K.); (2) Supply Chain Solutions (SCS), which provides integrated logistics solutions, including distribution management, dedicated transportation, transportation management, e-commerce and last mile and professional services in North America; and (3) Dedicated Transportation Solutions (DTS), which provides turnkey transportation solutions in the U.S. that includes dedicated vehicles, drivers, management, and administrative support. Dedicated transportation services provided as part of an operationally integrated, multi-service, supply chain solution to SCS customers are primarily reported in the SCS business segment.

Use of Estimates

The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates are based on management’s best knowledge of historical trends, actions that we may take in the future, and other information available when the consolidated financial statements are prepared. Changes in estimates are typically recognized in the period when new information becomes available. Areas where the nature of the estimate make it reasonably possible that actual results could materially differ from the amounts estimated include: depreciation and residual values, employee benefit plan obligations, self-insurance accruals, impairment assessments on long-lived assets (including goodwill and indefinite-lived intangible assets), revenue recognition, allowance for credit losses, income tax and deferred tax liabilities, and contingent liabilities.

The effects of COVID-19 negatively impacted several areas of our businesses, particularly in the first half of 2020. While we are experiencing positive momentum in our businesses, other unknown effects of the pandemic may have further impact on our business, financial results, and areas of significant judgments and estimates.

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

Leases not classified as operating leases are considered sales-type leases. We recognize revenue for sales-type leases using the effective interest method, which provides a constant periodic rate of return on the outstanding investment in the lease. We lease new or used vehicles under our sales-type lease arrangements. We recognize the difference between the net investment in the lease and the carrying value in selling profit or loss on used vehicles in our results of operations at lease commencement.

Services

Services revenue includes all SCS and DTS revenues, as well as SelectCare and other revenues from our FMS business segment. In our SCS business segment, we offer a broad range of logistics management services designed to optimize the supply chain and address the key business requirements of our customers supported by a variety of technology and engineering solutions. In our DTS business segment, we combine equipment, maintenance, drivers, administrative services and additional services to provide customers with a single integrated dedicated transportation solution. DTS services are customized for our customers based on a transportation analysis to optimize vehicle capacity and overall asset utilization.

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

The maintenance service is the only performance obligation in SelectCare contracts. For contract maintenance agreements, revenue is recognized as maintenance services are rendered over the terms of the related arrangements. We generally account for long-term maintenance contracts as one-year contracts since our maintenance arrangements are typically cancellable, without penalty, after the first year. For transactional maintenance services, revenue is recognized at the point in time when the service is provided.

Costs associated with the activities performed under our maintenance arrangements are primarily comprised of labor, parts and outside repair work and are expensed as incurred. Non-chargeable maintenance costs have been allocated and reflected within “Cost of services” based on the proportionate maintenance-related labor costs relative to all product lines.

Fuel Services

Fuel services revenue is reported in our FMS business segment. We provide our FMS customers with access to fuel at our maintenance facilities across the U.S. and Canada. Fuel services revenue is invoiced to customers at contracted rates separate from other services being provided in other contracts, or at retail prices. Revenue from fuel services is recognized when fuel is delivered to customers. Fuel is largely a pass-through to our customers, for which we realize minimal changes in profitability during periods of steady market fuel prices. However, profitability may be positively or negatively impacted by sudden increases or decreases in market fuel prices during a short period of time as customer pricing for fuel services is established based on current market fuel costs.

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
points in time during a contract may be accounted for as an integrated service, judgment is required to assess the pattern of delivery to our customers.

Contract Balances

We record a receivable related to revenue recognized when we have an unconditional right to invoice. We do not have material contract assets as we generally invoice customers as we perform services. We have elected to not assess whether a contract has a significant financing component as the period between the receipt of customer payment and the transfer of service to the customer is less than a year. Refer to Note 5, "Receivables, Net" for the amount of our trade receivables.

Our contract liabilities consist of deferred revenue, which primarily relates to payments received or due in advance of performance for the maintenance services component of our ChoiceLease product. Changes in contract liabilities are due to the collection of cash or the satisfaction of our performance obligation under the contract. Refer to Note 4, "Revenue," for further information.

Costs to Obtain and Fulfill a Contract

Our incremental direct costs of obtaining and fulfilling a contract, which primarily consist of sales commissions and setup costs, are capitalized and amortized over the period of contract performance or a longer period, generally, the estimated life of the customer relationship if renewals are expected and the renewal commission is not commensurate with the initial commission. We capitalize incremental direct costs of obtaining a contract that (1) relate directly to the contract and (2) are expected to be recovered through revenue generated under the contract. This requires an evaluation of whether the costs are incremental and would not have occurred absent the customer contract.

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

Capitalized sales commissions related to our SCS and DTS service contracts are generally amortized on a straight-line basis consistent with the pattern that revenue is recognized for the underlying contracts. The amortization period aligns with the expected term of the contract, which typically ranges from three to five years. Capitalized setup costs related to our SCS and DTS service contracts are generally amortized on a straight-line basis based on the average life of customer relationships.

The incremental costs to obtain and fulfill a contract are included in “Sales-type leases and other assets” in the Consolidated Balance Sheets. Costs are primarily amortized in “Selling, general and administrative expenses” in the Consolidated Statements of Earnings over the expected period of benefit. Refer to Note 4, "Revenue," for further discussion.

Allowance for Credit Losses and Other

We maintain an allowance for billing adjustments related to certain discounts and other customer concessions. The estimates to determine the allowance for our trade receivables and net investments in sales-type leases are updated regularly based on our review of historical loss rates, as well as current and expected events impacting our business segments, current collection trends and historical billing adjustments. Amounts are charged against the allowance when the receivable is determined to be uncollectible.

When a business relationship with a customer is initiated, we evaluate collectability from the customer and it is continuously monitored as services are provided. We have a credit rating system based on internally developed standards and ratings provided by third parties. Our credit rating system, along with monitoring for delinquent payments, allows us to make decisions as to whether collectability is probable at the onset of the relationship and subsequently as we offer services. Factors considered during this process include historical payment trends, industry risks, liquidity of the customer, years in business, judgments, liens, and bankruptcies. Payment terms vary by contract type, although terms generally include a requirement of payment within 15 to 90 days.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Leases

Leases as Lessor

We lease revenue earning equipment to customers for periods generally ranging from three to seven years for trucks and tractors and up to ten years for trailers. We determine if an arrangement is or contains a lease at inception. The standard lease agreement for revenue earning equipment provides both parties the right to terminate; therefore, we evaluate whether the lessee is reasonably certain to exercise the termination option in order to determine the appropriate lease term. If we terminate, the customer has the right (but not obligation) to purchase the vehicle. If the customer terminates, we have the option to require the customer to purchase the vehicle or pay a termination penalty. Our leases generally do not provide either party an option to renew the lease. We also rent revenue earning equipment to customers on a short-term basis, from one day up to one year in length. From time to time, we may also lease facilities to third parties. The majority of our leases are classified as operating leases. However, some of our revenue earning equipment leases are classified as sales-type leases. Refer to Note 6, "Revenue Earning Equipment, Net" for further information on our estimates of residual values and useful lives of revenue earning equipment which impact our sales-type leases.

Leases as Lessee

We lease facilities, revenue earning equipment, material handling equipment, automated vehicle washing machines, vehicles and office equipment from third parties. We determine if an arrangement is or contains a lease at inception. Operating lease right-of-use (ROU) assets, which represent our right to use an underlying asset for the lease term, and operating lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate of return, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. Operating lease ROU assets also exclude lease incentives received. We pay variable lease charges related to property taxes, insurance and maintenance as well as changes in CPI for leased facilities; usage of revenue earning equipment, automated washing machines, vehicles and office equipment; and hours of operation for material handling equipment. For leases with a term of 12 months or less, with the exception of our real estate leases, we do not recognize a ROU asset or liability and recognize lease payments in our income statement on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments is incurred.

Lease terms for facilities are generally three to five years with one or more five-year renewal options and the lease terms for revenue earning equipment, material handling equipment, automated washing machines, vehicles and office equipment typically range from three to seven years with no extension options. Certain of our material handling equipment leases have residual value guarantees. For purposes of calculating operating lease ROU assets and operating lease liabilities, lease terms may be deemed to include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Macroeconomic conditions are the primary factor used to estimate whether an option to extend a lease term will be exercised or not. None of our leasing arrangements contain restrictive financial covenants. Lease expense is primarily included in "Other operating expenses" and "Selling, general and administrative expenses" in the Consolidated Statements of Earnings. Refer to Note 12, "Leases," for additional information.

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Depreciation is computed using the straight-line method on all depreciable assets. Depreciation expense has been recognized throughout the Consolidated Statements of Earnings depending on the nature of the related asset. We periodically review and adjust, as appropriate, the estimated residual values and useful lives of existing revenue earning equipment for purposes of recording depreciation expense. We routinely dispose of used revenue earning equipment as part of our FMS business. Refer to Note 6, “Revenue Earning Equipment, Net” for more information. Gains and losses on sales of operating property and equipment are reflected in “Miscellaneous (income) loss, net” in the Consolidated Statements of Earnings.

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Severance and Contract Termination Costs

We recognize liabilities for severance and contract termination costs based upon the nature of the cost to be incurred. For involuntary separation plans that are completed within the guidelines of our written involuntary separation plan, we recognize the liability when it is probable and reasonably estimable. For one-time termination benefits, such as additional severance pay or benefit payouts, and other exit costs, such as contract termination costs, the liability is measured and recognized initially at fair value in the period in which the liability is incurred, with subsequent changes to the liability recognized as adjustments in the period of change. Severance related to position eliminations that are part of a restructuring plan is included in "Restructuring and other, net" in the Consolidated Statements of Earnings. Severance costs that are not part of a restructuring plan are recognized in the period incurred as a direct cost of revenue or within “Selling, general and administrative expenses” in the Consolidated Statements of Earnings depending upon the nature of the eliminated position.

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

On the date a derivative contract is executed, we formally document, among other items, the intended hedging designation and relationship, along with the risk management objectives and strategies for entering into the derivative contract. We also formally assess, both at inception and on an ongoing basis, whether the derivatives we used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. Cash flows from derivatives that are accounted for as hedges are classified in the Consolidated Statements of Cash Flows in the same category as the items being hedged. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, we discontinue hedge accounting prospectively. The fair value of our derivatives was not material as of December 31, 2021 and 2020.

Foreign Currency Translation

Our foreign operations generally use local currency as their functional currency. Assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. Items in the Consolidated Statements of Earnings are translated at the average exchange rates. The related translation adjustments are recorded in “Accumulated other comprehensive loss” in the Consolidated Balance Sheets. Gains and losses resulting from foreign currency transactions are recognized in “Miscellaneous (income) loss, net” in the Consolidated Statements of Earnings.

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

The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the immediate or short-term maturities of these financial instruments. Revenue earning equipment held for sale is measured at fair value on a nonrecurring basis and is stated at the lower of carrying amount or fair value less costs to sell. Investments held in Rabbi Trusts and derivatives are carried at fair value on a recurring basis. Investments held in Rabbi Trusts include exchange-traded equity securities and mutual funds. Fair values for these investments are based on quoted prices in active markets. Refer to Note 17, "Employee Benefit Plans," for further information regarding pension assets.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Reference Rate Reform

In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2020-04, Reference Rate Reform (Topic 848). This update provides optional expedients for applying GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another rate expected to be discontinued at the end of 2021 because of rate reform. The update is effective for all transactions from March 12, 2020 through December 31, 2022. We will continue to adopt this update as alternative reference rates in relevant contracts are modified through December 31, 2022. We continuously evaluate the impact on our consolidated financial position, results of operations, and cash flows.

Leases

In July 2021, the FASB issued ASU No. 2021-05, Lessor - Certain Leases with Variable Lease Payments (Topic 842). This update requires lessors to classify leases as operating leases if they have variable lease payments that do not depend on an index or rate and would have selling losses if they were classified as sales-type or direct financing leases. The update is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Entities are permitted to apply this amendment using the retrospective or prospective approach. We plan to adopt the amendment on a prospective basis and do not expect the adoption of this guidance to have a material impact on our consolidated financial position, results of operations, and cash flows.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Business Combinations

In October 2021, the FASB issued ASU No. 2021-08, Accounting for Contract Assets and Contract Liabilities - Business Combinations (Topic 805). This update requires companies to apply Revenue from Contracts with Customers (Topic 606) to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination. Additionally, the update clarifies that companies should apply the definition of a performance obligation in Topic 606 when recognizing contract liabilities assumed in a business combination. The standard is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact on our consolidated financial position, results of operations, and cash flows.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
3. SEGMENT REPORTING

Our operating segments are aggregated into reportable business segments based upon similar economic characteristics, products, services, customers and delivery methods.

Our primary measurement of segment financial performance, defined as “Earnings (loss) from continuing operations before income taxes” (EBT), includes an allocation of costs from Central Support Services (CSS) and excludes non-operating pension costs, net and certain other items as described in Note 21, "Other Items Impacting Comparability." CSS represents those costs incurred to support all business segments, including finance and procurement, corporate services, human resources, information technology, public affairs, legal, marketing and corporate communications. The objective of the EBT measurement is to provide clarity on the profitability of each business segment and, ultimately, to hold leadership of each business segment accountable for their allocated share of CSS costs. Certain costs are not attributable to any segment and remain unallocated in CSS, including costs for investor relations, public affairs and certain executive compensation. CSS costs attributable to the business segments are predominantly allocated to FMS, SCS and DTS as follows:

•Finance, corporate services, and health and safety — allocated based upon estimated and planned resource utilization;

•Human resources — individual costs within this category are allocated under various methods, including allocation based on estimated utilization and number of personnel supported;

•Information technology — principally allocated based upon utilization-related metrics such as number of users or minutes of central processing unit time. Customer-related project costs and expenses are allocated to the business segment responsible for the project; and

•Other — represents legal and other centralized costs and expenses including certain share-based incentive compensation costs. Expenses, where allocated, are based primarily on the number of personnel supported.

Our FMS segment leases revenue earning equipment and provides fuel, maintenance and other ancillary services to the SCS and DTS segments. Inter-segment EBT allocated to SCS and DTS includes earnings related to equipment used to provide services to SCS and DTS customers. EBT related to inter-segment equipment and services billed to SCS and DTS customers (equipment contribution) are included in both FMS and the segment that served the customer and then eliminated upon consolidation (presented as “Eliminations”).

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Years ended December 31,
	2021	2020	2019
	(In thousands)
Revenue:
Fleet Management Solutions:
ChoiceLease	$3,219,914	$3,159,909	$3,077,051
Commercial rental	1,113,740	834,232	1,009,086
SelectCare and other	606,877	583,435	633,644
Fuel services	737,640	569,074	816,362
ChoiceLease liability insurance revenue (1)	777	23,817	35,260
Fleet Management Solutions	5,678,948	5,170,467	5,571,403
Supply Chain Solutions	3,154,798	2,544,420	2,551,271
Dedicated Transportation Solutions	1,457,188	1,229,374	1,417,483
Eliminations (2)	(627,981)	(524,170)	(614,356)
Total revenues	$9,662,953	$8,420,091	$8,925,801

Earnings (Loss) From Continuing Operations Before Income Taxes:
Fleet Management Solutions	$663,090	$(141,957)	$(70,274)
Supply Chain Solutions	117,351	159,940	145,060
Dedicated Transportation Solutions	49,058	73,442	81,149
Eliminations	(79,265)	(42,801)	(50,732)
	750,234	48,624	105,203
Unallocated Central Support Services	(68,608)	(77,438)	(49,114)
Non-operating pension costs, net (3)	577	(11,167)	(60,406)
Other items impacting comparability, net (4)	10,437	(90,379)	(37,954)
Earnings (loss) from continuing operations before income taxes	$692,640	$(130,360)	$(42,271)
_______________
(1)In the first quarter of 2021, we completed the previously announced exit of the extension of our liability insurance coverage for ChoiceLease customers.
(2)Represents the elimination of intercompany revenues in our FMS business segment.
(3)Refer to Note 19, "Employee Benefit Plans," for a discussion on these items.
(4)Refer to Note 21, “Other Items Impacting Comparability,” for a discussion of items excluded from our primary measure of segment performance.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table sets forth depreciation expense, amortization expense and other non-cash charges, net, interest expense (income), capital expenditures paid and total assets for the years ended December 31, 2021, 2020 and 2019, as provided to the chief operating decision-maker for each of our reportable business segments:

	FMS	SCS	DTS	CSS	Eliminations	Total
	(In thousands)
2021
Depreciation expense (1)	$1,735,729	$46,704	$3,230	$555	$—	$1,786,218
Amortization expense and other non-cash charges, net	40,771	84,163	3,108	(4,542)	—	123,500
Interest expense (income) (2)	214,034	2,720	(2,820)	(42)	—	213,892
Capital expenditures paid	1,853,419	67,319	1,240	19,431	—	1,941,409
Total assets	10,999,687	2,320,154	318,095	554,436	(358,049)	13,834,323
2020
Depreciation expense (1)	$1,981,426	$38,652	$2,955	$4,380	$—	$2,027,413
Amortization expense and other non-cash charges, net	135,499	68,878	1,025	2,344	—	207,746
Interest expense (income) (2)	255,264	602	(3,176)	8,652	—	261,342
Capital expenditures paid	1,089,773	37,742	1,459	17,547	—	1,146,521
Total assets	11,274,450	1,313,312	295,738	328,329	(279,875)	12,931,954
2019
Depreciation expense (1)	$1,825,816	$42,428	$3,795	$6,890	$—	$1,878,929
Amortization expense and other non-cash charges, net	128,322	61,419	1,510	4,077	—	195,328
Interest expense (income) (2)	243,406	1,038	(3,224)	161	—	241,381
Capital expenditures paid	3,643,573	49,421	2,182	39,998	—	3,735,174
Total assets	12,991,716	1,236,589	327,384	305,631	(385,986)	14,475,334
_______________
(1)Depreciation expense totaling $26 million in 2021 and $27 million in 2020 and 2019 associated with CSS assets was allocated to business segments based upon estimated and planned asset utilization.
(2)Interest expense was primarily allocated to the FMS segment since such borrowings were used principally to fund the purchase of revenue earning equipment used in FMS; however, interest was also reflected in SCS and DTS based on targeted segment leverage ratios.

Geographic Information

	December 31,
	2021	2020
	(In thousands)
Long-lived assets:
United States	$8,477,721	$8,682,657
Foreign:
Canada	531,580	622,111
Europe	241,652	337,310
Mexico	57,064	61,995
	830,296	1,021,416
Total	$9,308,017	$9,704,073

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
4. REVENUE

Disaggregation of Revenue

The following tables disaggregate our revenue recognized by primary geographical market by our reportable business segments and by industry for SCS. Refer to Note 3, “Segment Reporting”, for the disaggregation of our revenue by major product/service lines.

Primary Geographical Markets

	Year ended December 31, 2021
	FMS	SCS	DTS	Eliminations	Total
	(In thousands)
United States	$5,115,356	$2,705,569	$1,457,188	$(599,088)	$8,679,025
Canada	301,519	229,750	—	(28,893)	502,376
Europe (1)	262,073	—	—	—	262,073
Mexico	—	219,479	—	—	219,479
Total revenues	$5,678,948	$3,154,798	$1,457,188	$(627,981)	$9,662,953
 ————————————
(1)Refer to Note 21, "Other Items Impacting Comparability", for further information on the exit of the FMS U.K. business.

	Year ended December 31, 2020
	FMS	SCS	DTS	Eliminations	Total
	(In thousands)
United States	$4,646,290	$2,146,936	$1,229,374	$(506,884)	$7,515,716
Canada	269,198	207,911	—	(17,286)	459,823
Europe	254,979	—	—	—	254,979
Mexico	—	189,573	—	—	189,573
Total revenues	$5,170,467	$2,544,420	$1,229,374	$(524,170)	$8,420,091

	Year ended December 31, 2019
	FMS	SCS	DTS	Eliminations	Total
	(In thousands)
United States	$4,965,461	$2,110,240	$1,417,483	$(593,170)	$7,900,014
Canada	302,956	215,380	—	(21,186)	497,150
Europe	302,986	—	—	—	302,986
Mexico	—	222,358	—	—	222,358
Singapore	—	3,293	—	—	3,293
Total revenues	$5,571,403	$2,551,271	$1,417,483	$(614,356)	$8,925,801

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Our SCS business segment includes revenue from the following industries:

	Years ended December 31,
	2021	2020	2019
	(In thousands)
Automotive	$1,185,372	$940,314	$1,003,508
Technology and healthcare	427,510	386,610	432,107
Consumer packaged goods and retail	1,220,534	993,403	901,344
Industrial and other	321,382	224,093	214,312
Total revenues	$3,154,798	$2,544,420	$2,551,271

Lease & Related Maintenance and Rental Revenues

The non-lease revenue from maintenance services related to our ChoiceLease product is recognized in "Lease & related maintenance and rental revenues" in the Consolidated Statements of Earnings. In 2021, 2020 and 2019, we recognized $1.0 billion, $965 million and $950 million, respectively.

Deferred Revenue

The following table includes the changes in deferred revenue due to the collection and deferral of cash or the satisfaction of our performance obligation under the contract:

	Years ended December 31,
	2021	2020	2019
	(In thousands)
Balance as of beginning of period	$629,739	$603,687	$582,078
Recognized as revenue during period from beginning balance	(183,460)	(179,623)	(180,939)
Consideration deferred during period, net	145,498	203,308	203,136
Foreign currency translation adjustment and other	1,665	2,367	(588)
Balance as of end of period	$593,442	$629,739	$603,687

Contracted Not Recognized Revenue

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized (contracted not recognized revenue). Contracted not recognized revenue was $2.4 billion as of December 31, 2021, and primarily includes deferred revenue and amounts for full service ChoiceLease maintenance revenue that will be recognized as revenue in future periods as we provide maintenance services to our customers. Contracted not recognized revenue excludes (1) variable consideration as it is not included in the transaction price consideration allocated at contract inception, (2) revenues from the lease component of our ChoiceLease product and all the revenue from the commercial rental product, (3) revenues from contracts with an original duration of one year or less, including SelectCare contracts, and (4) revenue from SCS, DTS and other contracts where there are remaining performance obligations when we have the right to invoice but the revenue to be recognized in the future corresponds directly with the value delivered to the customer.

Sales Commissions and Setup Costs

We capitalize incremental sales commissions paid as a result of obtaining ChoiceLease, SCS and DTS contracts as contract costs. Capitalized sales commissions, including initial direct costs of our leases, was $106 million and $89 million as of December 31, 2021 and 2020, respectively. Sales commission expense in 2021, 2020 and 2019 was $44 million, $44 million and $43 million, respectively. We also capitalize setup costs as a result of obtaining SCS and DTS contracts as contract costs. Capitalized setup costs were $54 million and $28 million as of December 31, 2021 and 2020, respectively. Setup contract amortization expense in 2021, 2020 and 2019 was $23 million, $11 million and $11 million, respectively.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
5. RECEIVABLES, NET

	December 31,
	2021	2020
	(In thousands)
Trade	$1,280,766	$1,051,618
Sales-type leases	148,134	132,003
Other, primarily warranty and insurance	67,141	41,753
	1,496,041	1,225,374
Allowance for credit losses and other	(31,304)	(43,024)
Total	$1,464,737	$1,182,350

The following table provides a reconciliation of our allowance for credit losses and other:

	Years ended December 31,
	2021	2020
	(in thousands)
Balance as of beginning of period	$43,024	$22,761
Changes to provisions for credit losses	1,632	34,191
Impact of adoption of new accounting standard, write-offs, and other (1)	(13,352)	(13,928)
Balance as of end of period	$31,304	$43,024
 ————————————
(1)Includes the cumulative-effect adjustment for the adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) in 2020.

6. REVENUE EARNING EQUIPMENT, NET

	Estimated Useful Lives	December 31, 2021			December 31, 2020
		Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
	(In years)	(In thousands)
Held for use:
Trucks	3 — 7	$5,223,127	$(2,055,135)	$3,167,992	$5,061,266	$(1,818,594)	$3,242,672
Tractors	4 — 7.5	7,256,002	(3,059,206)	4,196,796	7,013,595	(2,853,591)	4,160,004
Trailers and other	9.5 — 12	1,780,487	(868,820)	911,667	2,046,768	(804,006)	1,242,762
Held for sale		209,506	(162,922)	46,584	644,132	(512,555)	131,577
Total		$14,469,122	$(6,146,083)	$8,323,039	$14,765,761	$(5,988,746)	$8,777,015

Total depreciation expense related to revenue earning equipment primarily used in our FMS segment was $1.7 billion, $1.9 billion and $1.8 billion in 2021, 2020 and 2019, respectively.

Residual Value Estimate Changes
We periodically review and adjust, as appropriate, the estimated residual values and useful lives of existing revenue earning equipment for the purposes of recording depreciation expense. Reductions in estimated residual values or useful lives will increase depreciation expense over the remaining useful life of the vehicle. Conversely, an increase in estimated residual values or useful lives will decrease depreciation expense over the remaining useful life of the vehicle. Our review of the estimated residual values and useful lives of revenue earning equipment is based on vehicle class, (i.e., generally subcategories of trucks, tractors and trailers by weight and usage), historical and current market prices, third-party expected future market prices, expected lives of vehicles, and expected sales in the wholesale or retail markets, among other factors. A variety of factors, many of which are outside of our control, could cause residual value estimates to differ from actual used vehicle sales pricing, such as changes in supply and demand of used vehicles; volatility in market conditions; changes in vehicle technology; competitor pricing; regulatory requirements; driver shortages; customer requirements and preferences; and changes in

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
underlying assumption factors. We have disciplines related to the management and maintenance of our vehicles designed to manage the risk associated with the residual values of our revenue earning equipment.
The following table provides a summary of incremental depreciation expense that has been recorded related to our residual value estimate changes since 2019, as well as used vehicle sales results (rounded to the closest million):

	Years ended December31,
	2021	2020	2019
	(in thousands)
Depreciation expense related to estimate changes	$309,000	$491,000	$357,000
Used vehicle sales, net	(257,000)	—	59,000

2021
During the second quarter of 2021, we completed a review of the residual values and useful lives of revenue earning equipment. Based on the results of our analysis, we primarily adjusted our residual value estimates for certain tractors and useful lives of certain classes of our revenue earning equipment, which impacted approximately 15% of our total fleet. The increase in depreciation expense in 2021 as a result of residual value estimate changes was not material to our results of operations.
2020
In 2020, we performed a review of the estimated residual values of our revenue earning equipment primarily due to the COVID-19 pandemic and its impact on current and expected used vehicle market conditions. In evaluating our residual value estimates, we reviewed recent multi-year trends; management and third-party outlook for the used vehicle market, including impacts of COVID-19 and the demand and pricing of our used vehicles; expected sales volumes through our retail and wholesale channels; inventory levels; and other factors that management deemed necessary to appropriately reflect our expected sales proceeds. Based on our review, we reduced our estimated residual values primarily for our truck fleet, and to a lesser extent, our tractor fleet, which resulted in additional depreciation expense of $197 million. This resulted in a decrease to our net earnings of $146 million and diluted earnings per share of $2.78 in 2020. In 2020, the depreciation expense also included $294 million related to the residual value changes that occurred in the second half of 2019.
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

The changes in our residual value estimates, in the third quarter of 2019, resulted in additional depreciation expense of $297 million. As a result in 2019, our net earnings and diluted earnings per share decreased by $219 million and $4.19, respectively. The impact of the change in estimated vehicle residual values that occurred in the third quarter of 2019 was in addition to the depreciation expense of $60 million related to the estimate change effective January 1, 2019.
Used Vehicle Sales and Valuation Adjustments
Revenue earning equipment held for sale is stated at the lower of carrying amount or fair value less costs to sell. Losses on vehicles held for sale for which carrying values exceed fair value, which we refer to as "valuation adjustments," are recognized at the time they are deemed to meet the held for sale criteria and are presented within "Used vehicle sales, net" in the Consolidated Statements of Earnings. For revenue earning equipment held for sale, we stratify our fleet by vehicle type (trucks, tractors and trailers), weight class, age and other relevant characteristics and create classes of similar assets for analysis purposes. For revenue earning equipment held for sale, fair value was determined based upon recent market prices obtained from our own sales experience for each class of similar assets and vehicle condition if available or third-party market pricing. In addition, we also consider expected declines in market prices when valuing the vehicles held for sale, as well as forecasted sales channel mix (retail/wholesale).

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table presents revenue earning equipment held for sale that are measured at fair value on a nonrecurring basis and considered a Level 3 fair value measurement:

			Losses from Valuation Adjustments
	December 31,		Years ended December 31,
	2021	2020 (2)	2021	2020	2019
	(In thousands)		(In thousands)
Revenue earning equipment held for sale (1):
Trucks	$931	$3,848	$3,390	$18,022	$38,701
Tractors	1,485	2,211	4,179	12,139	40,213
Trailers and other	1,309	4,092	6,005	6,909	4,224
Total assets at fair value	$3,725	$10,151	$13,574	$37,070	$83,138
_______________
(1)Reflects only the portion where net book values exceeded fair values and valuation adjustments were recorded. The net book value of assets held for sale that were less than fair value was $43 million and $121 million as of December 31, 2021 and 2020, respectively.
(2)Adjusted the presentation of the vehicles held for sale that were recorded to fair value to now exclude vehicles that previously recognized accumulated depreciation.
The components of used vehicle sales, net were as follows:

	Years ended December 31,
	2021	2020	2019
	(In thousands)
Gains on vehicle sales, net	$(270,976)	$(37,484)	$(24,432)
Losses from valuation adjustments	13,574	37,070	83,138
Used vehicle sales, net	$(257,402)	$(414)	$58,706

7. OPERATING PROPERTY AND EQUIPMENT, NET

	Estimated Useful Lives	December 31,
		2021	2020
	(In years)	(In thousands)
Land	—	$239,355	$243,368
Buildings and improvements	10 — 40	946,176	926,230
Machinery and equipment	3 — 10	927,132	864,941
Other	3 — 10	145,952	104,683
		2,258,615	2,139,222
Accumulated depreciation		(1,273,637)	(1,212,164)
Total		$984,978	$927,058

Depreciation expense related to operating property and equipment was $128 million, $123 million and $118 million in 2021, 2020 and 2019, respectively.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
8. GOODWILL
The carrying amount of goodwill attributable to each reportable business segment with changes therein was as follows:

	FMS	SCS	DTS	Total
	(In thousands)
Balance as of January 1, 2020	$243,702	$190,515	$40,808	$475,025
Foreign currency translation adjustment	103	117	—	220
Balance as of December 31, 2020	$243,805	$190,632	$40,808	$475,245
Acquisition (1)	—	95,627	—	95,627
Foreign currency translation adjustment	15	18	—	33
Balance as of December 31, 2021 (2)	$243,820	$286,277	$40,808	$570,905
_______________
(1)See Note 24, "Acquisitions," for additional information.
(2)Accumulated impairment losses were $26 million and $19 million for FMS and SCS, respectively, as of both December 31, 2021 and 2020.

We assess goodwill for impairment on October 1st of each year or more often if deemed necessary. On October 1, 2021, we completed our annual goodwill impairment test and determined there was no impairment.

9. INTANGIBLE ASSETS, NET

	December 31, 2021
	FMS	SCS	DTS	CSS	Total
	(In thousands)
Indefinite lived intangible assets — Trade name	$—	$—	$—	$8,731	$8,731
Finite lived intangible assets, primarily customer relationships (1)	57,686	185,399	7,582	—	250,667
Accumulated amortization	(53,293)	(30,687)	(5,213)	—	(89,193)
Total	$4,393	$154,712	$2,369	$8,731	$170,205

	December 31, 2020
	FMS	SCS	DTS	CSS	Total
	(In thousands)
Indefinite lived intangible assets — Trade name	$—	$—	$—	$8,731	$8,731
Finite lived intangible assets, primarily customer relationships	57,686	50,249	7,582	—	115,517
Accumulated amortization	(51,545)	(24,748)	(4,739)	—	(81,032)
Total	$6,141	$25,501	$2,843	$8,731	$43,216
 _______________
(1)Includes $135 million of customer relationships related to the acquisition of Midwest. Refer to Note 24, "Acquisitions," for additional information.

The Ryder trade name has been identified as having an indefinite useful life. Customer relationship intangibles are being amortized on a straight-line basis over their estimated useful lives, generally 6-19 years. We recognized amortization expense associated with finite lived intangible assets of $8 million in 2021 and $8 million in 2020 and 2019. The future amortization expense for each of the five succeeding years related to all intangible assets that are currently reported in the Consolidated Balance Sheets is estimated to range from $12 - $16 million per year for 2022 - 2026.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
10. ACCRUED EXPENSES AND OTHER LIABILITIES

	December 31, 2021			December 31, 2020
	Accrued Expenses	Non-Current Liabilities	Total	Accrued Expenses	Non-Current Liabilities	Total
	(In thousands)
Salaries and wages	$210,350	$—	$210,350	$158,122	$—	$158,122
Deferred compensation	6,016	91,083	97,099	5,117	77,823	82,940
Pension benefits	3,848	171,259	175,107	3,776	265,178	268,954
Other postretirement benefits	1,389	17,083	18,472	1,381	20,245	21,626
Other employee benefits	23,978	—	23,978	20,599	—	20,599
Insurance obligations (1)	186,449	311,209	497,658	169,936	292,298	462,234
Operating taxes (2)	165,680	—	165,680	164,293	41,687	205,980
Income taxes	9,469	12,972	22,441	4,588	15,598	20,186
Interest	37,116	—	37,116	38,887	—	38,887
Deposits, mainly from customers	94,547	—	94,547	79,840	3,014	82,854
Operating lease liabilities	100,232	255,573	355,805	78,785	186,429	265,214
Deferred revenue (3)	182,785	410,657	593,442	183,474	446,265	629,739
Restructuring liabilities (4)	10,484	—	10,484	7,683	—	7,683
Other	87,259	44,568	131,827	72,697	55,324	128,021
Total	$1,119,602	$1,314,404	$2,434,006	$989,178	$1,403,861	$2,393,039
_______________
(1) Insurance obligations are primarily comprised of self-insured claim liabilities.
(2) Includes the deferral of certain payroll taxes allowed under the CARES Act.
(3) Refer to Note 4, "Revenue", for further information.
(4)    Includes $8 million related to the exit of the FMS U.K. business. Refer to Note 21, "Other Items Impacting Comparability" for further information.

We recognized a benefit of $6 million in 2021 within earnings from continuing operations from the favorable development of estimated prior years claims where costs were lower than self-insured loss reserves. We recognized charges of $18 million in 2020 and 2019 within earnings from continuing operations from the unfavorable development of estimated prior years claims where costs exceeded self-insured loss reserves.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
11. INCOME TAXES
The components of earnings (loss) from continuing operations before income taxes and the provision for (benefit from) income taxes from continuing operations were as follows:

	Years ended December 31,
	2021	2020	2019
	(In thousands)
Earnings (loss) from continuing operations before income taxes:
United States	$559,621	$(126,537)	$(44,668)
Foreign	133,019	(3,823)	2,397
Total	$692,640	$(130,360)	$(42,271)

Provision for (benefit from) income taxes from continuing operations:
Current tax expense (benefit) from continuing operations:
Federal	$8,673	$(642)	$(1,065)
State	24,011	9,523	9,187
Foreign	12,205	5,620	5,210
	44,889	14,501	13,332
Deferred tax expense (benefit) from continuing operations:
Federal	111,893	(27,534)	(8,228)
State	8,212	(10,263)	(18,790)
Foreign	6,048	4,932	(5,313)
	126,153	(32,865)	(32,331)
Total	$171,042	$(18,364)	$(18,999)

In 2021 and 2020, federal, state, and foreign net operating losses were utilized to offset current income taxes payable resulting in a tax benefit of $124 million and $278 million, respectively. In 2019, a taxable loss generated a net operating loss carryforward benefit of $282 million.

A reconciliation of the federal statutory tax rate with the effective tax rate from continuing operations follows:

	Years ended December 31,
	2021	2020	2019
	(Percentage of pre-tax earnings)
Federal statutory tax rate	21.0%	21.0%	21.0%
Impact on deferred taxes for changes in tax rates	(0.3)%	0.9%	20.5%
Additional deferred tax adjustments	(0.1)%	0.8%	—%
State income taxes, net of federal income tax benefit	4.4%	(3.4)%	(19.2)%
Foreign rates varying from federal statutory tax rate	0.1%	1.3%	3.1%
Tax contingencies	(0.7)%	5.5%	15.7%
Tax credits	(0.3)%	1.7%	11.3%
Other permanent book-tax differences	1.8%	(3.3)%	(8.6)%
Change in foreign valuation allowance	(1.1)%	(11.9)%	—%
Other	(0.1)%	1.5%	1.1%
Effective tax rate	24.7%	14.1%	44.9%

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Deferred Income Taxes
The components of the net deferred income tax liability were as follows:

	December 31,
	2021	2020
	(In thousands)
Deferred income tax assets:
Self-insurance accruals	$111,058	$104,346
Net operating loss carryforwards	271,203	381,585
Accrued compensation and benefits	68,968	46,321
Pension benefits	16,862	75,466
Deferred revenue	152,435	170,958
Other, including federal benefit on state tax positions	30,613	35,104
	651,139	813,780
Valuation allowance	(23,456)	(41,153)
	627,683	772,627
Deferred income tax liabilities:
Property and equipment basis differences	(1,873,598)	(1,888,112)
Other	(23,818)	(5,379)
	(1,897,416)	(1,893,491)
Net deferred income tax liability (1)	$(1,269,733)	$(1,120,864)
_______________
(1)Deferred tax assets of $5 million have been included in "Sales-type leases and other assets" as of both December 31, 2021 and 2020.

In October 2021 we repatriated $72 million of undistributed earnings from two of our foreign subsidiaries with minimal tax cost to partially fund the Midwest acquisition in the U.S. As of December 31, 2021, we have reevaluated our historic assertion with respect to our U.K. and Germany operations and no longer consider these earnings to be indefinitely reinvested. The deferred tax liability recorded on the U.K. and Germany undistributed earnings was not material. We intend to continue to permanently reinvest the earnings from our remaining foreign jurisdictions which, as of December 31, 2021, had $436 million of undistributed foreign earnings. The determination of the amount of unrecognized deferred tax liability associated with the $436 million of undistributed foreign earnings is not practicable because of the complexities associated with the hypothetical calculations used in evaluating whether we will maintain the indefinite reinvestment assertion on the remaining foreign subsidiaries.
As of December 31, 2021, we had U.S. federal tax effected net operating loss carryforwards, before unrecognized tax benefits, of $222 million, of which $7 million is expected to expire beginning 2034 and the remaining portion has an indefinite carryforward period. Various U.S. subsidiaries had state tax effected net operating loss carryforwards, before unrecognized tax benefits and valuation allowances, of $52 million that will begin to expire as follows: $0.5 million in 2022 through 2024, $45.5 million in years 2026 and thereafter, with the remaining $6 million having an indefinite carryforward period. To the extent that we do not generate sufficient state taxable income through viable planning strategies within the statutory carryforward periods to utilize the loss carryforwards in these states, the loss carryforwards will expire unused. We also had foreign tax effected net operating loss carryforwards of $27 million that are available to reduce future income tax payments in several countries, subject to varying expiration rules. We assess the realizability of our deferred tax assets and record a valuation allowance to the extent it is determined that they are not more-likely-than-not to be realized. Due to our assessment of future sources of taxable income in various states and foreign jurisdictions, we have a cumulative valuation allowance of $23 million against our deferred tax assets as of December 31, 2021, a net decrease of $18 million from the prior year. The valuation allowance is subject to change in future years based on the availability of future sources of taxable income.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Uncertain Tax Positions
In many cases, our uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. The following table summarizes these open tax years by jurisdiction:

Jurisdiction	Open Tax Year

United States (Federal)	2013 - 2015, 2018 - 2021
Canada	2013 - 2021
Mexico	2016 - 2021
United Kingdom	2020 - 2021
Brazil (in discontinued operations)	2016 - 2021

The following table summarizes the activity related to unrecognized tax benefits (excluding the federal benefit received from state positions):

	December 31,
	2021	2020	2019
	(In thousands)
Balance at January 1	$42,787	$48,918	$58,819
Additions based on tax positions related to the current year	1,316	2,225	1,422
Reductions due to lapse of applicable statutes of limitation	(5,696)	(8,356)	(11,323)
Gross balance at December 31	38,407	42,787	48,918
Interest and penalties	3,585	4,491	4,772
Balance at December 31	$41,992	$47,278	$53,690
Of the total unrecognized tax benefits as of December 31, 2021, $34 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods. Unrecognized tax benefits related to federal, state and foreign tax positions may decrease by $8 million by December 31, 2022, if audits are completed or tax years close during 2022.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
12. LEASES
Leases as Lessor

The components of revenue from leases were as follows:

	Years ended December 31,
	2021	2020	2019
	(In thousands)
Operating leases
Lease income related to ChoiceLease	$1,537,901	$1,565,579	$1,505,913
Lease income related to commercial rental (1)	1,061,821	791,631	952,560

Sales-type leases
Interest income related to net investment in leases	$47,613	$49,244	$46,801

Variable lease income excluding commercial rental (1)	$311,857	$289,165	$272,065
_______________
(1)Lease income related to commercial rental includes both fixed and variable lease income. Variable lease income is approximately 15% to 25% of total commercial rental income.

The components of the net investment in sales-type leases, which are included in "Receivables, net" and "Sales-type leases and other assets" in the Consolidated Balance Sheets, were as follows:

	December 31,
	2021	2020
	(In thousands)
Net investment in the lease - lease payment receivable	$583,008	$589,120
Net investment in the lease - unguaranteed residual value in assets	46,740	44,704
	629,748	633,824
Estimated loss allowance	(3,705)	(4,025)
Total	$626,043	$629,799

Maturities of sales-type lease receivables as of December 31, 2021 were as follows:

Years ending December 31	(In thousands)
2022	$188,506
2023	153,803
2024	126,930
2025	95,783
2026	68,369
Thereafter	75,772
Total undiscounted cash flows	709,163
Present value of lease payments (recognized as lease receivables)	(583,008)
Difference between undiscounted cash flows and discounted cash flows	$126,155

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Operating lease payments expected to be received as of December 31, 2021 were as follows:

Years ending December 31	(In thousands)
2022	$1,206,632
2023	869,800
2024	623,388
2025	401,577
2026	217,887
Thereafter	135,171
Total undiscounted cash flows	$3,454,455

Leases as Lessee

The components of lease expense were as follows:

	Years ended December 31,
	2021	2020	2019
	(In thousands)
Finance lease cost
Amortization of right-of-use-assets	$14,085	$13,295	$13,671
Interest on lease liabilities	1,926	2,344	2,565
Operating lease cost	98,363	92,227	94,039
Short-term lease and other	9,077	8,432	10,963
Variable lease cost	16,299	13,325	12,459
Sublease income	(27,081)	(27,223)	(22,385)
Total lease cost	$112,669	$102,400	$111,312

Supplemental balance sheet information related to leases was as follows:

	December 31,
	2021		2020
	Operating Lease	Finance Lease	Operating Lease	Finance Lease
	(In thousands)
Noncurrent assets (1)	$341,125	$40,388	$255,964	$39,571
Current liabilities (2)	100,232	13,163	78,785	13,282
Noncurrent liabilities (3)	255,573	31,432	186,429	35,136

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 31,
	2021	2020
Weighted-average remaining lease term
Operating	5 years	4 years
Finance	4 years	6 years
Weighted-average discount rate
Operating	2.7%	3.3%
Finance	4.4%	5.6%

Maturities of operating and finance lease liabilities were as follows:

	Operating	Finance
	Leases	Leases	Total
Years ending December 31	(In thousands)
2022	$108,380	$14,921	$123,301
2023	88,760	12,039	100,799
2024	63,455	9,072	72,527
2025	45,004	5,773	50,777
2026	25,746	3,040	28,786
Thereafter	46,360	4,817	51,177
Total lease payments	377,705	49,661	427,367
Less: Imputed Interest	(21,900)	(5,066)	(26,966)
Present value of lease liabilities	$355,805	$44,595	$400,401
Note: Amounts may not be additive due to rounding.
As of December 31, 2021, we have entered into $36 million of additional facility operating leases that have not yet commenced. The operating leases will commence in 2022 with lease terms of generally 5 to 10 years.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
13. DEBT

	Weighted Average Interest Rate
	December 31, 2021	December 31, 2020	Maturities	December 31, 2021	December 31, 2020
				(In thousands)
Debt:
U.S. commercial paper	0.32%	0.29%	2026	$531,157	$214,375
Canadian commercial paper	0.34%	0.62%	2026	7,087	62,800
Trade receivables financing program	—%	—%	2022	—	—
Global revolving credit facility	—%	1.25%	2026	—	200
Unsecured U.S. obligations	3.41%	3.47%	2024	200,000	200,000
Unsecured U.S. notes — Medium-term notes (1)	3.24%	3.41%	2022-2026	5,149,893	5,174,180
Unsecured foreign obligations	2.00%	1.82%	2022-2024	140,265	254,259
Asset-backed U.S. obligations (2)	2.62%	2.53%	2022-2026	526,712	682,383
Finance lease obligations and other			2022-2030	44,595	48,418
				6,599,709	6,636,615
Debt issuance costs and original issue discounts				(20,040)	(26,379)
Total debt				6,579,669	6,610,236
Short-term debt and current portion of long-term debt				(1,333,363)	(516,581)
Long-term debt				$5,246,306	$6,093,655
_______________
(1)Includes the impact from the fair market values of hedging instruments on our notes, which were not material as of both December 31, 2021 and December 31, 2020. The notional amount of the executed interest rate swaps designated as fair value hedges was $450 million and $150 million as of December 31, 2021 and December 31, 2020, respectively.
(2)Asset-backed U.S. obligations are related to financing transactions backed by a portion of our revenue earning equipment.

The fair value of total debt (excluding finance lease and asset-backed U.S. obligations) was approximately $6.2 billion and $6.3 billion as of December 31, 2021 and 2020, respectively. For publicly-traded debt, estimates of fair value were based on market prices. For other debt, fair value was estimated based on a model-driven approach using rates currently available to us for debt with similar terms and remaining maturities. The fair value measurements of our publicly-traded debt and our other debt were classified within Level 2 of the fair value hierarchy.

Debt Proceeds and Repayments

The following table includes our debt proceeds and repayments in 2021:

Debt Proceeds		Debt Repayments
(In thousands)
Medium-term notes	$299,616	Medium-term notes	$320,000
U.S. and foreign term loans, finance lease obligations and other	—	U.S. and foreign term loans, finance lease obligations and other	287,636
Total debt proceeds	$299,616	Total debt repaid	$607,636

Debt repayments included $300 million of medium-term notes redeemed in August 2021 that were previously set to mature in November 2021. This redemption did not have a material impact on our results of operations. Debt proceeds were used to repay maturing debt and for general corporate purposes. If the unsecured medium-term notes are downgraded below investment grade following, or as a result of, a change in control, the note holders can require us to repurchase all or a portion of the notes at a purchase price equal to 101% of principal value plus accrued and unpaid interest.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Contractual maturities of total debt, excluding finance lease obligations, are as follows:

Years ending December 31	(In thousands)
2022	$1,321,221
2023	1,341,525
2024	1,509,973
2025	1,084,564
2026	1,297,831
Thereafter	—
Total	6,555,114
Finance lease obligations (Refer to Note 12)	44,595
Total long-term debt	$6,599,709

Global Revolving Credit Facility

We maintain a $1.4 billion global revolving credit facility, which includes U.S. and Canadian commercial paper programs, with a syndicate of eleven lending institutions and matures in December 2026. The agreement provides for annual facility fees which range from 7.0 to 17.5 basis points based on our long-term credit ratings. The annual facility fee is 12.5 basis points as of December 31, 2021. The credit facility is primarily used to finance working capital and vehicle purchases, but can also be used to issue up to $75 million in letters of credit (there were no letters of credit outstanding against the facility as of December 31, 2021). At our option, the interest rate on borrowings under the credit facility is based on specific risk-free rates. The credit facility contains no provisions limiting its availability in the event of a material adverse change to our business operations; however, the credit facility does contain standard representations and warranties, events of default, cross-default provisions, and certain affirmative and negative covenants. In December 2021, we extended the expiration date of our revolving credit facility to December 2026. As of December 31, 2021, there was $862 million available under the credit facility.

In order to maintain availability of funding, we must maintain a ratio of debt to Consolidated Net Worth of less than or equal to 300%. Consolidated Net Worth, as defined in the credit facility, represents shareholders' equity excluding any accumulated other comprehensive income or loss associated with our pension and other postretirement plans as well as currency translation adjustment as reported in our consolidated balance sheet. Consolidated Net Worth also adds back the after-tax charge to shareholders' equity which resulted from our adoption of the new lease accounting standard as of December 31, 2018 (amortized quarterly to 50% of the charge over a 7 year period) and any potential non-cash FMS North America goodwill impairment charges, should they occur, up to a maximum amount. As of December 31, 2021, the ratio was 175%.

Our global revolving credit facility enables us to refinance short-term obligations on a long-term basis. Short-term commercial paper obligations are classified as long-term as we have both the intent and ability to refinance on a long-term basis.

Trade Receivables Financing Program

We have a trade receivables purchase and sale program, pursuant to which we sell certain of our domestic trade accounts receivable to a bankruptcy remote, consolidated subsidiary of Ryder, that in turn sells, on a revolving basis, an ownership interest in certain of these accounts receivable to a committed purchaser. The subsidiary is considered a VIE and is consolidated based on our control of the entity’s activities. We use this program to provide additional liquidity to fund our operations, particularly when it is cost effective to do so. The costs under the program may vary based on changes in interest rates. In April 2021, we extended the expiration date of the trade receivables financing program to April 2022. As of December 31, 2021, the available proceeds under the program were $284 million. The program contains provisions restricting its availability in the event of a material adverse change to our business operations or the collectability of the collateralized receivables. Sales of receivables under this program are accounted for as secured borrowings based on our continuing involvement in the transferred assets.

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

As of December 31, 2021 and 2020, we had letters of credit and surety bonds outstanding, which primarily guarantee various insurance activities as noted in the following table:

	December 31,
	2021	2020
	(In thousands)
Letters of credit	$273,621	$371,840
Surety bonds	182,356	147,091

15. SHARE REPURCHASE PROGRAMS

In October 2021, our Board of Directors authorized two new share repurchase programs. The first program grants management discretion to repurchase up to 2.0 million shares of common stock over a period of two years, commencing on October 14, 2021 and expiring on October 14, 2023 (the "2021 Discretionary Program"). The 2021 Discretionary Program is designed to provide management with capital structure flexibility while concurrently managing objectives related to balance sheet leverage, acquisition opportunities, and shareholder returns. The second program authorizes management to repurchase up to 2.5 million shares of common stock, issued to employees under the company's employee stock plans since September 1, 2021 (the "2021 Anti-Dilutive Program"). The 2021 Anti-Dilutive Program is designed to mitigate the dilutive impact of shares issued under the company's employee stock plans. The 2021 Anti-Dilutive Program commenced on October 14, 2021 and expires on October 14, 2023. Share repurchases under both programs can be made from time to time using the company's working capital and a variety of methods, including open-market transactions and trading plans established pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The timing and actual number of shares repurchased are subject to market conditions, legal requirements and other factors, including balance sheet leverage, availability of quality acquisitions and stock price.
The 2021 Anti-Dilutive Program replaced the 2019 anti-dilutive program, which expired in December 2021. Under the 2019 anti-dilutive program, in 2021, 2020 and 2019, we repurchased 735,294, 636,998, and 471,430 shares for $56 million, $29 million, and $28 million, respectively.
In February 2022, our Board of Directors authorized a new accelerated share repurchase program to repurchase up to $300 million of common stock, with final settlement scheduled to occur no later than the end of October 2022. The number of shares to be repurchased will be based on the average of Ryder's daily volume-weighted average price per share of common stock during a repurchase period, less a discount and subject to adjustments pursuant to the terms and conditions of the program agreement.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
16. ACCUMULATED OTHER COMPREHENSIVE LOSS

Comprehensive income presents a measure of all changes in shareholders’ equity except for changes resulting from transactions with shareholders in their capacity as shareholders. The following summary sets forth the components of accumulated other comprehensive loss, net of tax:

	December 31,
	2021	2020
	(In thousands)
Cumulative translation adjustments	$(153,770)	$(146,529)
Net actuarial loss and prior service cost (1)	(528,682)	(655,040)
Unrealized gain (loss) from cash flow hedges	(6,789)	(15,636)
Accumulated other comprehensive loss	$(689,241)	$(817,205)

_______________
(1) Refer to Note 19, "Employee Benefit Plans," for further information.

17. EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per common share from continuing operations:

	Years ended December 31,
	2021	2020	2019
	(In thousands, except per share amounts)
Earnings (loss) from continuing operations	$521,598	$(111,996)	$(23,272)
Less: Distributed and undistributed earnings allocated to unvested stock	(2,468)	(517)	(453)
Earnings (loss) from continuing operations available to common shareholders	$519,130	$(112,513)	$(23,725)

Weighted average common shares outstanding — Basic	52,338	52,362	52,348
Effect of dilutive equity awards	1,170	—	—
Weighted average common shares outstanding — Diluted	53,508	52,362	52,348

Earnings (loss) from continuing operations per common share — Basic	$9.92	$(2.15)	$(0.45)
Earnings (loss) from continuing operations per common share — Diluted	$9.70	$(2.15)	$(0.45)
Anti-dilutive equity awards not included in diluted EPS	682	3,504	2,458

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
18. SHARE-BASED COMPENSATION PLANS

The following table provides information on share-based compensation expense and related income tax benefits recognized:

	Years ended December 31,
	2021	2020	2019
	(In thousands)
Unvested stock awards	$44,163	$25,509	$19,253
Stock option and employee stock purchase plans	2,837	4,484	6,575
Share-based compensation expense	47,000	29,993	25,828
Income tax benefit	(6,641)	(4,728)	(4,667)
Share-based compensation expense, net of tax	$40,359	$25,265	$21,161

Total unrecognized pre-tax compensation expense related to share-based compensation arrangements as of December 31, 2021 was $45 million and is expected to be recognized over a weighted-average period of approximately 1.8 years. The total fair value of equity awards vested was $27 million during both 2021 and 2020, and $20 million during 2019. The total cash received from employees under all share-based employee compensation arrangements was $30 million in 2021 and $8 million in 2020 and 2019.

Share-Based Incentive Awards

Share-based incentive awards are provided to employees under the terms of various share-based compensation plans (collectively, the Plans). The Plans are administered by the Compensation Committee of the Board of Directors. Awards under the Plans principally include unvested stock. Unvested stock awards include grants primarily of performance-based and time-vested restricted stock rights. Under the terms of our Plans, dividends on unvested stock are not paid unless the award vests. Upon vesting, the amount of the dividends paid is equal to the aggregate dividends declared on common shares during the period from the date of grant of the award until the date the shares underlying the award are delivered. As of December 31, 2021, there are 4.3 million shares authorized for issuance under the Plans and 4.0 million shares remaining available for future issuance.

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
In 2021, PBRSRs were awarded based on return on equity (ROE), strategic revenue growth (SRG), and free cash flow (FCF). In 2020, PBRSRs were awarded based on ROE, SRG and earnings before interest, taxes, depreciation and amortization (EBITDA) margin percent. In 2019, PBRSRs were awarded based on the spread between return on capital (ROC) and the cost of capital (COC) (ROC/COC) and SRG. These awards vest after the three-year performance period. For these awards, up to 200% of the awards based on ROE, SRG, FCF, ROC/COC, and up to 300% of the awards based on EBITDA margin percent may be earned based on three-year targets. Our TSR will be compared against the TSR of each of the companies in a custom peer group to determine our TSR percentile rank versus this custom peer group. The number of PBRSRs will then be adjusted based on this rank.

The following is a summary of activity for time-vested and performance-based unvested restricted stock awards and units as of and for the year ended December 31, 2021:

	Time-Vested (1)		Performance-Based
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
	(In thousands)		(In thousands)
Unvested stock outstanding at January 1	1,195	$48.53	528	$32.03
Granted	432	66.68	131	69.34
Vested (2)	(348)	52.20	(78)	63.47
Forfeited (3)	(102)	54.17	(125)	56.92
Unvested stock outstanding at December 31	1,177	$53.59	456	$51.79
 _____________
(1) Includes RSUs granted to non-executive members of the Board of Directors
(2) Includes awards attained above target.
(3) Includes awards canceled due to employee terminations or performance conditions not being achieved.

Option Awards

Stock options are awards that allow employees to purchase shares of our stock at a fixed price in the future. Stock option awards are granted at an exercise price equal to the market price of our stock at the time of grant. These awards, which generally vest one-third each year, are fully vested three years from the grant date. Stock options have contractual terms of ten years.

During 2021 and 2020, we did not grant any stock option awards. As of December 31, 2021, we had options outstanding of 1.5 million with a weighted-average exercise price of $72.82 and a weighted average-remaining contractual term of 4.3 years. The number of options exercisable as of December 31, 2021 was 1.4 million. As of December 31, 2020, we had options outstanding of 1.9 million and a weighted-average exercise price of $71.09.

The aggregate intrinsic values (the difference between the close price of our stock on the last trading day of the year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders if all options were exercised at year-end was not material as of December 31, 2021. This amount fluctuates based on the fair market value of our stock.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option-pricing valuation model. We use historical data to estimate stock option forfeitures. The following table presents the weighted-average assumptions used for the valuation, which are primarily based on our historical data and trends, and the grant-date fair value of options granted:

Year ended December 31,
2019

Expected dividends	3.7%
Expected volatility	31.4%
Risk-free rate	2.4%
Expected term in years	4.4 years
Grant-date fair value	$11.74

Employee Stock Purchase Plan

We maintain an Employee Stock Purchase Plan (ESPP) that enables eligible participants in the U.S. and Canada to purchase full or fractional shares of Ryder common stock through payroll deductions of a specific dollar amount or up to 15% of eligible compensation during quarterly offering periods. The price is based on the fair market value of the stock on the last trading day of the quarter. Stock purchased under the ESPP must be held for 90 days or one year for officers. There were 7.5 million shares authorized for issuance under the existing ESPP as of December 31, 2021. There were 1.9 million shares remaining available to be purchased in the future under the ESPP as of December 31, 2021.

The following table presents the shares purchased and the related weighted-average purchase price under the ESPP:

	Years ended December 31,
	2021	2020	2019

Shares purchased	160,000	320,000	228,000
Weighted average purchase price	$66.75	$32.39	$47.97

19. EMPLOYEE BENEFIT PLANS

Pension Plans

We historically sponsored several defined benefit pension plans covering most employees not covered by union-administered plans, including certain employees in foreign countries. These plans generally provided participants with benefits based on years of service and career-average compensation levels.

In past years, we made amendments to defined benefit retirement plans that froze the retirement benefits for non-grandfathered and certain non-union employees in the U.S., Canada and the U.K. In 2020, we froze our U.S. and Canadian pension plans for substantially all of the remaining active employees. As of December 31, 2020, these employees ceased accruing further benefits and began receiving an enhanced defined contribution plan where all benefits earned were fully preserved and paid in accordance with plan and legal requirements. We recognized curtailment losses of $9 million in non-operating pension costs, net with an offset to accumulated other comprehensive loss as a result of the freeze of the pension plans.

During 2019, we offered approximately 4,500 vested former employees in our U.S. defined benefit plan a one-time option to receive a lump sum distribution of their benefits. Approximately 1,700 former employees, or 38% of those that were offered the distribution, accepted the offer. In December 2019, we made payments of approximately $80 million from the U.S. defined benefit plan assets, which resulted in a settlement of $90 million, representing approximately 4% of our U.S. pension plan obligations. In 2019, we recognized a settlement loss of $35 million.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
We also have a non-qualified supplemental pension plan covering certain U.S. employees, which provides for incremental pension payments so that the participants' payments equal the amounts that could have been received under our qualified pension plan if it were not for limitations imposed by income tax regulations. The accrued pension liability related to this plan was $57 million and $61 million as of December 31, 2021 and 2020, respectively.

Net Pension Expense

Components of net pension expense for defined benefit pension plans were as follows:

	Years ended December 31,
	2021	2020	2019
	(In thousands)
Company-administered plans:
Service cost	$1,093	$11,915	$11,007
Interest cost	57,973	67,781	84,960
Expected return on plan assets	(86,775)	(97,526)	(91,034)
Pension settlement expense	—	—	34,974
Curtailment loss	—	9,329	—
Amortization of net actuarial loss and prior service cost	28,221	31,787	31,419
Net pension expense	$512	$23,286	$71,326

Company-administered plans:
U.S.	$8,906	$32,503	$75,936
Non-U.S.	(8,394)	(9,217)	(4,610)
Net pension expense	$512	$23,286	$71,326

Non-operating pension costs, net include the amortization of net actuarial loss and prior service cost, interest cost and expected return on plan assets components of pension and postretirement benefit costs, as well as any significant charges for settlements or curtailments if recognized.

The following table sets forth the weighted-average actuarial assumptions used in determining our annual net pension expense:

	U.S. Plans Years ended December 31,			Non-U.S. Plans Years ended December 31,
	2021	2020	2019	2021	2020	2019
Discount rate	2.60%	3.18%	4.35%	1.53%	2.28%	3.04%
Rate of increase in compensation levels	3.00%	3.00%	3.00%	3.11%	3.11%	3.08%
Expected long-term rate of return on plan assets	3.90%	5.05%	5.40%	3.89%	4.99%	5.36%
Gain and loss amortization period (years)	21	21	22	24	24	24

The return on plan assets assumption reflects the weighted-average of the expected long-term rates of return for the broad categories of investments held in the plans. The expected long-term rate of return is adjusted when there are fundamental changes in expected returns or in asset allocation strategies of the plan assets.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Obligations and Funded Status

The following table sets forth the benefit obligations, assets and funded status associated with our pension plans:

	2021	2020
	(In thousands)
Change in benefit obligations:
Benefit obligations at January 1	$2,509,093	$2,324,080
Service cost	1,093	11,915
Interest cost	57,973	67,781
Actuarial (gain) loss	(113,663)	212,099
Pension curtailment and settlement	—	(19,052)
Benefits paid	(105,887)	(104,977)
Foreign currency exchange rate changes	(4,384)	17,247
Benefit obligations at December 31	2,344,225	2,509,093

Change in plan assets:
Fair value of plan assets at January 1	2,303,996	1,978,708
Actual return on plan assets	94,931	275,372
Employer contribution	6,992	136,029
Benefits paid	(105,887)	(104,977)
Foreign currency exchange rate changes	(5,930)	18,864
Fair value of plan assets at December 31	2,294,102	2,303,996
Funded status	$(50,123)	$(205,097)
Funded percent	98%	92%

The funded status of our pension plans was presented in the Consolidated Balance Sheets as follows:

	December 31,
	2021	2020
	(In thousands)
Noncurrent asset	$124,984	$63,857
Current liability	(3,848)	(3,776)
Noncurrent liability	(171,259)	(265,178)
Net amount recognized	$(50,123)	$(205,097)

Amounts recognized in accumulated other comprehensive loss (pre-tax) consisted of:

	December 31,
	2021	2020
	(In thousands)
Prior service cost	$3,622	$3,816
Net actuarial loss	706,375	855,300
Net amount recognized	$709,997	$859,116

In 2022, we expect to amortize $22 million of net actuarial loss as a component of pension expense.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table sets forth the weighted-average actuarial assumptions used in determining funded status:

	U.S. Plans December 31,		Non-U.S. Plans December 31,
	2021	2020	2021	2020
Discount rate	2.95%	2.60%	2.14%	1.53%
Rate of increase in compensation levels	—%	3.00%	3.14%	3.11%

As of December 31, 2021 and 2020, our total accumulated benefit obligations, as well as our pension plan obligations (projected benefit obligations (PBO) and accumulated benefit obligations (ABO)) in excess of the fair value of the related plan assets, for our U.S. and foreign plans were as follows:

	U.S. Plans December 31,		Non-U.S. Plans December 31,		Total December 31,
	2021	2020	2021	2020	2021	2020
	(In thousands)
Total accumulated benefit obligations	$1,825,811	$1,940,549	$515,974	$566,177	$2,341,785	$2,506,726
Plans with pension obligations in excess of plan assets:
PBO	1,825,811	1,940,704	10,420	9,848	1,836,231	1,950,552
ABO	1,825,811	1,940,549	8,193	7,995	1,834,004	1,948,544
Fair value of plan assets	1,661,122	1,681,598	—	—	1,661,122	1,681,598

Investment Policy and Fair Value of Plan Assets

Our pension investment strategy is to reduce the effects of future volatility on the fair value of our pension assets relative to our pension obligations. We increase our allocation of high quality, longer-term fixed income securities and reduce our allocation of equity investments as the funded status of the plans improve. The plans utilize several investment strategies, including passively managed equity and actively and passively managed fixed income strategies. The investment policy establishes targeted allocations for each asset class that incorporate measures of asset and liability risks. Deviations between actual pension plan asset allocations and targeted asset allocations may occur as a result of investment performance and changes in the funded status from time to time. Rebalancing of our pension plan asset portfolios is evaluated periodically and rebalanced if actual allocations exceed an acceptable range. U.S. plans account for approximately 72% of our total pension plan assets. Equity and fixed income securities in our international plans include actively and passively managed mutual funds.

The following table presents the fair value of each major category of pension plan assets and the level of inputs used to measure fair value as of December 31, 2021 and 2020:

	Fair Value Measurements at December 31, 2021
Asset Category	Total	Level 1	Level 2	Level 3
	(In thousands)
Equity securities:
U.S. common collective trusts	$191,323	$—	$191,323	$—
Non-U.S. common collective trusts	154,625	—	154,625	—
Fixed income securities:
Corporate bonds	72,106	—	72,106	—
Common collective trusts	1,754,158	—	1,754,158	—
Private equity and hedge funds	121,890	—	—	121,890
Total	$2,294,102	$—	$2,172,212	$121,890

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Fair Value Measurements at December 31, 2020
Asset Category	Total	Level 1	Level 2	Level 3
	(In thousands)
Equity securities:
U.S. common collective trusts	$371,893	$—	$371,893	$—
Non-U.S. common collective trusts	263,023	—	263,023	—
Fixed income securities:
Corporate bonds	98,715	—	98,715	—
Common collective trusts	1,447,225	—	1,447,225	—
Private equity and hedge funds	123,140	—	—	123,140
Total	$2,303,996	$—	$2,180,856	$123,140

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

The following table presents a summary of changes in the fair value of the pension plans’ Level 3 assets for 2021 and 2020:

	2021	2020
	(In thousands)
Beginning balance at January 1	$123,140	$118,218
Return on plan assets:
Relating to assets still held at the reporting date	24,842	8,969
Relating to assets sold during the period	—	—
Purchases, sales, settlements and expenses	(26,092)	(4,047)
Ending balance at December 31	$121,890	$123,140

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Funding Policy and Contributions

The funding policy for these plans is to make contributions based on annual service costs plus amortization of unfunded past service liability, but not greater than the maximum allowable contribution deductible for federal income tax purposes. We may, from time to time, make voluntary contributions to our pension plans, which exceed the amount required by statute. The majority of the plans’ assets are invested in a master trust that, in turn, is invested primarily in commingled funds whose investments are listed stocks and bonds. During 2021, total global pension contributions were $7 million compared with $136 million in 2020. We estimate total 2022 required contributions to our pension plans to be approximately $6 million, and we do not expect to make voluntary contributions.
Estimated Future Benefits Payments

The following table details pension benefits expected to be paid in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter:

(In thousands)
2022	$114,235
2023	115,699
2024	118,280
2025	121,222
2026	123,523
2027-2031	630,876

Savings Plans
Employees who do not actively participate in pension plans and are not covered by union-administered plans are generally eligible to participate in enhanced savings plans. These plans provide for (1) a company contribution even if employees do not make contributions for employees hired before January 1, 2016, (2) a company match of employee contributions of eligible pay, subject to tax limits and (3) a discretionary company match. Savings plan costs totaled $45 million, $40 million and $39 million in 2021, 2020 and 2019, respectively.

Deferred Compensation and Long-Term Compensation Plans
We have deferred compensation plans that permit eligible U.S. employees, officers and directors to defer a portion of their compensation. The deferred compensation liability, including Ryder matching amounts and accumulated earnings, was $97 million and $83 million as of December 31, 2021 and 2020, respectively.

We have established grantor trusts (Rabbi Trusts) to provide funding for benefits payable under the supplemental pension plan, deferred compensation plans and long-term incentive compensation plans. The assets held in the trusts were $98 million and $84 million as of December 31, 2021 and 2020, respectively. The Rabbi Trusts’ assets consist of short-term cash investments and a managed portfolio of equity securities, including our common stock. These assets, except for the investment in our common stock, are included in “Sales-type leases and other assets” because they are available to our general creditors in the event of insolvency. The equity securities are classified as trading securities and stated at fair value. The realized and unrealized investment income (loss) recognized in "Miscellaneous (income) loss, net" were not material for 2021, 2020 and 2019. The Rabbi Trusts’ investments in our common stock as of both December 31, 2021 and 2020 were not material.

Investments held in Rabbi Trusts are assets measured at fair value on a recurring basis, all of which are considered Level 1 of the fair value hierarchy. The following table presents the asset classes as of December 31, 2021 and 2020:

	December 31,
	2021	2020
	(In thousands)
Cash and cash equivalents	$21,457	$24,573
U.S. equity mutual funds	53,449	39,066
Foreign equity mutual funds	11,452	8,389
Fixed income mutual funds	9,648	10,269
Total investments held in Rabbi Trusts	$96,006	$82,297

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

Our environmental expenses consist of remediation costs as well as normal recurring expenses such as licensing, testing and waste disposal fees and were not material for 2021, 2020 and 2019. Our asset retirement obligations of $27 million as of both December 31, 2021 and 2020, primarily relate to fuel tanks to be removed.

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
21. OTHER ITEMS IMPACTING COMPARABILITY

Our primary measure of segment performance as shown in Note 3, "Segment Reporting," excludes certain items we do not believe are representative of the ongoing operations of the segment. Excluding these items from our segment measure of performance allows for better year over year comparison:

	Years ended December 31,
	2021	2020	2019
		(In thousands)
Restructuring and other, net	$19,656	$76,364	$35,308
ERP implementation costs	12,715	34,251	21,260
Restructuring and other items, net	32,371	110,615	56,568
Gains on sale of properties	(42,031)	(5,418)	(18,614)
Early redemption of medium-term notes	—	8,999	—
ChoiceLease liability insurance revenue (1)	(777)	(23,817)	—
Other items impacting comparability, net	$(10,437)	$90,379	$37,954
_______________
(1) Refer to Note 3, "Segment Reporting," for additional information.

Note: Amounts may not be additive due to rounding.

In 2021, 2020 and 2019, other items impacting comparability included:

•Restructuring and other, net — In 2021, this item primarily included transaction costs related to the acquisitions of Midwest Warehouse and Distribution (Midwest) and PLG Investments I, LLC (Whiplash) and severance costs. We intend to exit the FMS U.K. business over the next 12 to 18 months, subject to consultation obligations under U.K. law. If, following consultation, we proceed with the exit, we expect to incur between $20 million to $32 million in costs primarily related to severance, of which $8 million were recorded in 2021 and are reflected in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets. Restructuring and other, net in 2021 also includes professional fees related to the pursuit of a discrete commercial claim and the offsetting related recovery of the claim during 2021.

In 2020, this item primarily included expenses of $44 million associated with our discontinued ChoiceLease liability insurance program, professional fees related to the pursuit of a commercial claim and expenses related to the shutdown of several leased locations in the North America and U.K. FMS operations. We completed the exit of the ChoiceLease liability insurance program in the first quarter of 2021. In addition, we recorded severance costs of $13 million in 2020 related to actions to reduce headcount, primarily in our North American and U.K. FMS operations.

In 2019, this item primarily included expenses related to employee termination costs due to the closure of several FMS maintenance locations in the U.S. and Canada. We also incurred charges related to cost savings initiatives and the pursuit of a commercial claim and we recognized income from our Singapore operations that were shut down during the second quarter of 2019.

•ERP implementation costs — This item relates to charges in connection with the implementation of an Enterprise Resource Planning (ERP) system. In July 2020, we went live with the first module of our ERP system for human resources. In April 2021, we went live with the financial module to replace the existing core financial system.

•Gains on sale of properties — In 2021 and 2020, we recorded gains on the sale of certain FMS maintenance properties in the U.K. and U.S. that were restructured as part of cost reduction activities in prior period. In 2019, we recorded gains on the sale of certain SCS properties. These gains are reflected within "Miscellaneous (income) loss, net" in our Consolidated Statements of Earnings.

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

Our estimates regarding potential losses and materiality are based on our judgment and assessment of the claims utilizing currently available information. Although we will continue to reassess our estimated liability based on future developments, our objective assessment of the legal merits of such claims may not always be predictive of the outcome and actual results may vary from our current estimates. In 2020, we recorded expense within discontinued operations of $8 million related primarily to adverse developments in several cases related to payments for transportation services in Brazil.

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
23. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information was as follows:

	As of and For the years ended December 31,
	2021	2020	2019
	(In thousands)
Interest paid (1)	$208,064	$245,804	$225,842
Income taxes paid	45,192	14,259	6,325
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	97,673	90,301	93,383
Right-of-use assets obtained in exchange for lease obligations:
Finance leases	14,800	14,298	21,749
Operating leases	107,585	124,872	96,810
Capital expenditures acquired but not yet paid	178,913	108,675	185,264
________________
(1) Excludes cash paid for prepayment penalty related to the early redemption of two medium-term notes in 2020.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets to the amounts shown in the Consolidated Statements of Cash Flows:

	December 31,
	2021	2020
	(In thousands)
Cash and cash equivalents	$233,961	$151,294
Restricted cash included in prepaid expenses and other current assets	439,364	—
Total cash, cash equivalents, and restricted cash	$673,325	$151,294

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
24. ACQUISITIONS

On November 1, 2021, we acquired all the outstanding equity of Midwest, a warehousing, distribution, and transportation company based in Woodbridge, IL for a purchase price of $284 million, of which $283 million was paid in 2021. The acquisition is included in our SCS business segment. The acquisition will expand our supply chain services, including multi-customer warehousing and distribution.

The following table provides the preliminary purchase price allocation of the fair value of the assets and liabilities for Midwest as of the acquisition date:

(In thousands)
Assets:
Goodwill	$95,627
Intangible assets, net	135,150
Other assets	131,600
Total assets	362,377

Liabilities:
Accounts payable and other liabilities	78,813
Net assets acquired	$283,564

The excess of the purchase consideration over the aggregate estimated fair values of identifiable assets acquired and liabilities assumed was recorded as goodwill. The goodwill recognized reflects supply chain services growth opportunities and expected cost synergies of combining Midwest with our business. All of the goodwill is expected to be deductible for income tax purposes.

The estimated fair values of assets acquired and liabilities assumed in the acquisition of Midwest are provisional and are based on the information that was available as of the acquisition date. We believe that we have sufficient information to provide a reasonable basis for estimating the fair values of assets acquired and liabilities assumed. The purchase price excludes certain items to be resolved post-closing with the seller, which may result in additional adjustments to the final purchase price. Therefore, the provisional measurements of estimated fair values reflected are subject to change. We expect to finalize the valuation and complete the purchase consideration allocation no later than one year from the respective acquisition date.

On January 1, 2022, we acquired all the outstanding equity of Whiplash, a leading national provider of omnichannel fulfillment and logistics services for an approximate purchase price of $481 million. The purchase price includes $439 million of cash placed in escrow and classified as restricted cash with the remaining classified as a deposit. As of December 31, 2021, the restricted cash and deposit were reflected in "Prepaid expenses and other current assets" on the Consolidated Balance Sheets. The acquisition will be included in our SCS business segment. The acquisition is expected to expand our e-commerce and omnichannel fulfillment network. None of the goodwill is deductible for income tax purposes.

RYDER SYSTEM, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

		Additions
Description	Balance at Beginning of Period	Charged to Earnings	Transferred from Other Accounts (1)	Deductions (2)	Balance at End of Period
	(In thousands)
2021
Accounts receivable allowance	$43,024	1,632	—	13,352	$31,304
Self-insurance accruals (3)	$443,615	478,209	89,078	545,411	$465,491
Valuation allowance on deferred tax assets	$41,153	(17,697)	—	—	$23,456
2020
Accounts receivable allowance	$22,761	34,191	—	13,928	$43,024
Self-insurance accruals (3)	$410,985	426,065	88,928	482,363	$443,615
Valuation allowance on deferred tax assets	$17,577	25,510	—	1,934	$41,153
2019
Accounts receivable allowance	$17,182	23,003	—	17,424	$22,761
Self-insurance accruals (3)	$357,526	436,148	86,832	469,521	$410,985
Valuation allowance on deferred tax assets	$16,186	1,906	—	515	$17,577
_______________
(1)Transferred from other accounts includes employee contributions made to the medical and dental self-insurance plans.
(2)Deductions represent write-offs and insurance claim payments during the period.
(3)Self-insurance accruals include vehicle liability, workers’ compensation, property damage, cargo and medical and dental, which comprise our self-insurance programs. Amounts charged to earnings included developments in prior years' selected loss development factors, which benefited earnings by $6 million in 2021 and charged earnings by $18 million in 2020 and 2019.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including Ryder’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2021, Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective.
Management’s Report on Internal Control over Financial Reporting
Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Certified Public Accounting Firm thereon are set out in Item 8 of Part II of this Form 10-K Annual Report.
Changes in Internal Controls over Financial Reporting
During the three months ended December 31, 2021, there were no changes in Ryder’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect such internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table includes information as of December 31, 2021 about certain plans that provide for the issuance of common stock in connection with the exercise of stock options and other share-based awards.

Plans	Number of Securities to be issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (a)
	(a)		(b)		(c)
Equity compensation plans approved by security holders:
Broad based employee and non-employee directors' stock plan	3,133,962	(1)	$72.82	(2)	2,470,723	(3)
Employee stock purchase plan	—		—		1,875,953
Total	3,133,962		$72.82		4,346,676
_______________
(1)Includes broad based employee stock options and other share-based awards of 1,497,041 stock options, 917,548 time-vested restricted stock awards and 456,109 performance-based restricted stock awards calculated at target. Includes non-employee directors' awards of 257,426 time-vested restricted stock awards, as well as 5,838 time-vested restricted stock awards awarded to non-executive directors and vested but not exercisable until six months after the director's retirement. Refer to Note 18, "Share-Based Compensation Plans", for additional information.
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

10.23
Third Amended and Restated Global Revolving Credit Agreement, dated as of December 14, 2021, by and among Ryder System, Inc., certain Ryder subsidiaries, and the lenders and agents named therein, previously filed with the Commission as an exhibit to Ryder’s Current Report on Form 8-K filed with the Commission on December 20, 2021, is incorporated by reference to this report.

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
23.1
PricewaterhouseCoopers LLP consent to the incorporation by reference in certain Registration Statements on Form S-8 and on Form S-3 of their report on the financial statements and financial statement schedule and effectiveness of internal control over financial reporting of Ryder System, Inc.

Exhibit Number	Description
24.1	Manually executed powers of attorney for each of:
	Robert J. Eck	David G. Nord
	Robert A. Hagemann	Abbie J. Smith
	Michael F. Hilton	E. Follin Smith
	Tamara L. Lundgren	Dmitri L. Stockton
	Luis P. Nieto	Hansel E. Tookes

31.1	Certification of Robert E. Sanchez pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of John J. Diez pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32	Certification of Robert E. Sanchez and John J. Diez pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

* Management contract or compensation plan arrangement pursuant to Item 601(b)(10) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 17, 2022	RYDER SYSTEM, INC.

By: /s/ ROBERT E. SANCHEZ
Robert E. Sanchez
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 17, 2022	By: /s/ ROBERT E. SANCHEZ
Robert E. Sanchez
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 17, 2022	By: /s/ JOHN J. DIEZ
John J. Diez
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	February 17, 2022	By: /s/ CRISTINA GALLO-AQUINO
Cristina Gallo-Aquino
Senior Vice President and Controller
(Principal Accounting Officer)

Date:	February 17, 2022	By: ROBERT J. ECK *
Robert J. Eck
Director

Date:	February 17, 2022	By: ROBERT A. HAGEMANN *
Robert A. Hagemann
Director

Date:	February 17, 2022	By: MICHAEL F. HILTON*
Michael F. Hilton
Director

Date:	February 17, 2022	By: TAMARA L. LUNDGREN*
Tamara L. Lundgren
Director

Date:	February 17, 2022	By: LUIS P. NIETO, JR. *
Luis P. Nieto, Jr.
Director

Date:	February 17, 2022	By: DAVID G. NORD *
David G. Nord
Director

Date:	February 17, 2022	By: ABBIE J. SMITH *
Abbie J. Smith
Director

Date:	February 17, 2022	By: E. FOLLIN SMITH *
E. Follin Smith
Director

Date:	February 17, 2022	By: DMITRI L. STOCKTON *
Dmitri L. Stockton
Director

Date:	February 17, 2022	By: HANSEL E. TOOKES, II *
Hansel E. Tookes, II
Director

Date:	February 17, 2022	*By: /s/ ROBERT D. FATOVIC
Robert D. Fatovic
Attorney-in-Fact, pursuant to a power of attorney