Form 10-Q
period 2022-03-31
RYDER SYSTEM INC
filed 2022-04-27
CIK 85961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No   ☑
The number of shares of Ryder System, Inc. Common Stock outstanding at March 31, 2022 was 51,136,680.

RYDER SYSTEM, INC.
FORM 10-Q QUARTERLY REPORT

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(unaudited)

	Three months ended March 31,
	2022	2021
	(In thousands, except per share amounts)
Lease & related maintenance and rental revenues	$1,024,985	$940,422
Services revenue	1,669,538	1,165,488
Fuel services revenue	159,339	115,712
Total revenues	2,853,862	2,221,622

Cost of lease & related maintenance and rental	698,841	730,144
Cost of services	1,446,709	999,792
Cost of fuel services	157,647	114,706
Other operating expenses	38,794	33,900
Selling, general and administrative expenses	303,215	241,742
Non-operating pension costs, net	2,787	(9)
Used vehicle sales, net	(112,994)	(28,851)
Interest expense	52,364	54,706
Miscellaneous (income) loss, net	374	(5,434)
Restructuring and other items, net	14,254	10,659
	2,601,991	2,151,355

Earnings from continuing operations before income taxes	251,871	70,267
Provision for income taxes	76,049	18,683
Earnings from continuing operations	175,822	51,584
Loss from discontinued operations, net of tax	(235)	(759)
Net earnings	$175,587	$50,825

Earnings (loss) per common share — Basic
Continuing operations	$3.42	$0.98
Discontinued operations	—	(0.01)
Net earnings	$3.42	$0.97

Earnings (loss) per common share — Diluted
Continuing operations	$3.35	$0.97
Discontinued operations	—	(0.01)
Net earnings	$3.35	$0.95
See accompanying Notes to Condensed Consolidated Financial Statements.
Note: EPS amounts may not be additive due to rounding.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three months ended March 31,
	2022	2021
	(In thousands)

Net earnings	$175,587	$50,825

Other comprehensive income:
Changes in cumulative translation adjustment and unrealized losses from cash flow hedges	2,624	8,940

Amortization of pension and postretirement items	5,844	7,016
Income tax expense related to amortization of pension and postretirement items	(1,222)	(1,518)
Amortization of pension and postretirement items, net of taxes	4,622	5,498

Other comprehensive income, net of taxes	7,246	14,438

Comprehensive income	$182,833	$65,263

See accompanying Notes to Condensed Consolidated Financial Statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2022	December 31, 2021
	(In thousands, except share amounts)
Assets:
Current assets:
Cash and cash equivalents	$221,886	$233,961
Receivables, net	1,602,663	1,464,737
Inventories	74,827	68,677
Prepaid expenses and other current assets	212,792	693,239
Total current assets	2,112,168	2,460,614
Revenue earning equipment, net	8,390,706	8,323,039
Operating property and equipment, net of accumulated depreciation of $1,293,186 and $1,273,637	1,045,952	984,978
Goodwill	844,793	570,905
Intangible assets, net	322,120	170,205
Sales-type leases and other assets	1,520,512	1,324,582
Total assets	$14,236,251	$13,834,323

Liabilities and shareholders’ equity:
Current liabilities:
Short-term debt and current portion of long-term debt	$1,559,928	$1,333,363
Accounts payable	867,322	747,898
Accrued expenses and other current liabilities	1,127,833	1,119,602
Total current liabilities	3,555,083	3,200,863
Long-term debt	5,220,848	5,246,306
Other non-current liabilities	1,436,724	1,314,404
Deferred income taxes	1,375,255	1,274,804
Total liabilities	11,587,910	11,036,377

Commitments and contingencies (Note 16)
Shareholders’ equity:
Preferred stock, no par value per share — authorized, 3,800,917; none outstanding, March 31, 2022 and December 31, 2021	—	—
Common stock, $0.50 par value per share — authorized, 400,000,000; outstanding, March 31, 2022 — 51,136,680 and December 31, 2021 — 53,789,036	25,568	26,896
Additional paid-in capital	1,134,143	1,194,334
Retained earnings	2,170,625	2,265,957
Accumulated other comprehensive loss	(681,995)	(689,241)
Total shareholders’ equity	2,648,341	2,797,946
Total liabilities and shareholders’ equity	$14,236,251	$13,834,323
See accompanying Notes to Condensed Consolidated Financial Statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2022	2021
	(In thousands)
Cash flows from operating activities from continuing operations:
Net earnings	$175,587	$50,825
Less: Loss from discontinued operations, net of tax	(235)	(759)
Earnings from continuing operations	175,822	51,584
Depreciation expense	429,740	461,162
Used vehicle sales, net	(112,994)	(28,851)
Amortization expense and other non-cash charges, net	31,463	15,133
Non-cash lease expense	45,131	23,250
Non-operating pension costs, net and share-based compensation expense	13,505	10,668
Deferred income tax expense	58,187	15,477
Collections on sales-type leases	33,586	30,374
Changes in operating assets and liabilities:
Receivables	(64,155)	(4,597)
Inventories	(6,078)	1,070
Prepaid expenses and other assets	(15,038)	892
Accounts payable	12,994	(25,642)
Accrued expenses and other non-current liabilities	(136,459)	(84,809)
Net cash provided by operating activities from continuing operations	465,704	465,711

Cash flows from investing activities from continuing operations:
Purchases of property and revenue earning equipment	(584,289)	(381,051)
Sales of revenue earning equipment	222,696	154,144
Sales of operating property and equipment	2,864	2,357
Acquisitions, net of cash acquired	(424,754)	—
Other	(157)	(1,412)
Net cash used in investing activities from continuing operations	(783,640)	(225,962)

Cash flows from financing activities from continuing operations:
Net borrowings (repayments) of commercial paper and other	63,482	(130,763)
Debt proceeds	649,708	—
Debt repayments	(492,851)	(114,317)
Dividends on common stock	(33,653)	(31,257)
Common stock issued	(11,952)	(1,797)
Common stock repurchased	(300,280)	(19,444)
Other	(4,122)	(519)
Net cash used in financing activities from continuing operations	(129,668)	(298,097)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(3,846)	(1,202)
Decrease in cash, cash equivalents and restricted cash from continuing operations	(451,450)	(59,550)
Increase (decrease) in cash, cash equivalents, and restricted cash from discontinued operations	11	(6)
Decrease in cash, cash equivalents, and restricted cash	(451,439)	(59,556)
Cash, cash equivalents, and restricted cash at beginning of period	673,325	151,294
Cash, cash equivalents, and restricted cash at end of period	$221,886	$91,738
See accompanying Notes to Condensed Consolidated Financial Statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

	Three months ended March 31, 2022
	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Amount	Shares	Par				Total
	(In thousands, except share amounts)
Balance as of January 1, 2022	$—	53,789,036	$26,896	$1,194,334	$2,265,957	$(689,241)	$2,797,946
Comprehensive income	—	—	—	—	175,587	7,246	182,833
Common stock dividends declared —$0.58 per share	—	—	—	—	(30,924)	—	(30,924)
Common stock purchased under employee stock award and stock purchase plans and other (1) (2)	—	399,914	200	(12,152)	—	—	(11,952)
Common stock repurchases	—	(3,052,270)	(1,528)	(58,757)	(239,995)	—	(300,280)
Share-based compensation	—	—	—	10,718	—	—	10,718
Balance as of March 31, 2022	$—	51,136,680	$25,568	$1,134,143	$2,170,625	$(681,995)	$2,648,341

	Three months ended March 31, 2021
	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Amount	Shares	Par				Total
	(In thousands, except share amounts)
Balance as of January 1, 2021	$—	53,732,033	$26,866	$1,132,954	$1,912,942	$(817,205)	$2,255,557
Comprehensive income	—	—	—	—	50,825	14,438	65,263
Common stock dividends declared —$0.56 per share	—	—	—	—	(30,569)	—	(30,569)
Common stock purchased under employee stock award and stock purchase plans and other (1) (2)	—	426,311	213	(2,010)	—	—	(1,797)
Common stock repurchases	—	(287,957)	(144)	(5,977)	(13,323)	—	(19,444)
Share-based compensation	—	—	—	10,677	—	—	10,677
Balance as of March 31, 2021	$—	53,870,387	$26,935	$1,135,644	$1,919,875	$(802,767)	$2,279,687

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
See accompanying Notes to Condensed Consolidated Financial Statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. GENERAL

Interim Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Ryder System, Inc. (Ryder) and all entities in which Ryder has a controlling voting interest (subsidiaries) and variable interest entities (VIE) required to be consolidated in accordance with generally accepted accounting principles in the United States (GAAP). The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the accounting policies described in our 2021 Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements and notes thereto. The year-end condensed balance sheet data was derived from our audited financial statements, but does not include all disclosures required by GAAP. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair statement have been included and the disclosures herein are adequate. The operating results for interim periods are not necessarily indicative of the results that can be expected for a full year.

We report our financial performance based on three business segments: (1) Fleet Management Solutions (FMS), which provides full service leasing and leasing with flexible maintenance options, commercial rental and maintenance services of trucks, tractors and trailers to customers principally in the United States (U.S.) and Canada; (2) Supply Chain Solutions (SCS), which provides integrated logistics solutions, including distribution management, dedicated transportation, transportation management, e-commerce and last mile and professional services in North America; and (3) Dedicated Transportation Solutions (DTS), which provides turnkey transportation solutions in the U.S. that includes dedicated vehicles, drivers, management, and administrative support. Dedicated transportation services provided as part of an operationally integrated, multi-service, supply chain solution to SCS customers are primarily reported in the SCS business segment. In February 2022, we announced our intentions to exit the FMS United Kingdom (U.K.) business. We expect to complete the exit of the FMS U.K. business by mid-2023.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Reference Rate Reform

In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2020-04, Reference Rate Reform (Topic 848). This update provides optional expedients for applying GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another rate expected to be discontinued at the end of 2021 because of reference rate reform. The update is effective for all transactions from March 12, 2020 through December 31, 2022. We will continue to adopt this update as alternative reference rates in relevant contracts are modified through December 31, 2022. We continuously evaluate the potential impact on our consolidated financial position, results of operations, and cash flows.

Leases

In July 2021, the FASB issued ASU No. 2021-05, Lessor - Certain Leases with Variable Lease Payments (Topic 842).
This update requires lessors to classify leases as operating leases if they have variable lease payments that do not depend on an index or rate and would have selling losses if they were classified as sales-type or direct financing leases. The update is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Entities are permitted to apply this amendment using the retrospective or prospective approach. On January 1, 2022 we adopted the amendment on a prospective basis and it did not have a material impact on our consolidated financial position, results of operations, and cash flows.

Business Combinations

In October 2021, the FASB issued ASU No. 2021-08, Accounting for Contract Assets and Contract Liabilities - Business
Combinations (Topic 805). This update requires companies to apply Revenue from Contracts with Customers (Topic 606) to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination.
Additionally, the update clarifies that companies should apply the definition of a performance obligation in Topic 606 when recognizing contract liabilities assumed in a business combination. The standard is effective for fiscal years beginning after
December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. We will adopt this update on January 1, 2023 and are currently evaluating the impact on our consolidated financial position, results of operations, and cash flows.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

3. SEGMENT REPORTING

Our primary measurement of segment financial performance, defined as segment “Earnings from continuing operations before income taxes” (EBT), includes an allocation of costs from Central Support Services (CSS) and excludes non-operating pension costs, net and certain other items as discussed in Note 15, “Other Items Impacting Comparability.” Segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented.

The following table sets forth financial information for each of our segments and provides a reconciliation between segment EBT and earnings from continuing operations before income taxes:

	Three months ended March 31,
	2022	2021
	(In thousands)
Revenue:
Fleet Management Solutions:
ChoiceLease	$802,342	$797,088
Commercial rental	313,154	223,009
SelectCare and other	166,651	148,016
Fuel services and ChoiceLease liability insurance (1)	247,081	167,372
Fleet Management Solutions	1,529,228	1,335,485
Supply Chain Solutions	1,088,542	706,700
Dedicated Transportation Solutions	424,948	320,507
Eliminations (2)	(188,856)	(141,070)
Total revenues	$2,853,862	$2,221,622

Earnings From Continuing Operations Before Income Taxes:
Fleet Management Solutions	$248,199	$63,402
Supply Chain Solutions	34,219	32,957
Dedicated Transportation Solutions	20,211	12,982
Eliminations	(26,590)	(12,274)
	276,039	97,067
Unallocated Central Support Services	(16,004)	(18,432)
Non-operating pension costs, net (3)	(2,787)	9
Other items impacting comparability, net (4)	(5,377)	(8,377)
Earnings from continuing operations before income taxes	$251,871	$70,267
————————————
(1)In the first quarter of 2021, we completed the previously announced exit of the extension of our liability insurance coverage for ChoiceLease customers.
(2)Represents the elimination of intercompany revenues in our FMS business segment.
(3)Refer to Note 14, "Employee Benefit Plans," for a discussion on these items.
(4)Refer to Note 15, “Other Items Impacting Comparability,” for a discussion of items excluded from our primary measure of segment performance.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
The following table sets forth the capital expenditures paid for each of our segments:

	Three months ended March 31,
	2022	2021
	(In thousands)
Fleet Management Solutions	$551,090	$367,708
Supply Chain Solutions	25,950	8,530
Dedicated Transportation Solutions	339	306
Central Support Services	6,910	4,507
Purchases of property and revenue earning equipment	$584,289	$381,051

4. REVENUE
Disaggregation of Revenue

The following tables disaggregate our revenue recognized by primary geographical market by our reportable business segments and by industry for SCS. Refer to Note 3, "Segment Reporting," for the disaggregation of our revenue by major products/service lines.

Primary Geographical Markets

	Three months ended March 31, 2022
	FMS	SCS	DTS	Eliminations	Total
	(In thousands)
United States	$1,388,043	$971,200	$424,948	$(179,400)	$2,604,791
Canada	77,529	59,628	—	(9,456)	127,701
Europe (1)	63,656	—	—	—	63,656
Mexico	—	57,714	—	—	57,714
Total revenues	$1,529,228	$1,088,542	$424,948	$(188,856)	$2,853,862

(1)Refer to Note 15, "Other Items Impacting Comparability," for further information on the exit of the FMS U.K. business.

	Three months ended March 31, 2021
	FMS	SCS	DTS	Eliminations	Total
	(In thousands)
United States	$1,197,984	$601,298	$320,507	$(136,727)	$1,983,062
Canada	70,413	56,088	—	(4,343)	122,158
Europe	67,088	—	—	—	67,088
Mexico	—	49,314	—	—	49,314
Total revenues	$1,335,485	$706,700	$320,507	$(141,070)	$2,221,622

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

Industry

Our SCS business segment included revenue from the below industries:

	Three months ended March 31,
	2022	2021
	(In thousands)
Consumer packaged goods and retail	$500,298	$273,224
Automotive	354,237	271,555
Technology and healthcare	121,322	97,085
Industrial and other	112,685	64,836
Total SCS Revenues	$1,088,542	$706,700
Lease & Related Maintenance and Rental Revenues
The non-lease revenue from maintenance services related to our ChoiceLease product is recognized in "Lease & related maintenance and rental revenues" in the Condensed Consolidated Statements of Earnings. For the three months ended March 31, 2022 and 2021, we recognized $257 million and $250 million, respectively.
Deferred Revenue

The following table includes the changes in deferred revenue due to the collection and deferral of cash or the satisfaction of our performance obligation under the contract:

	Three months ended March 31,
	2022	2021
	(In thousands)
Balance as of beginning of period	$593,442	$629,739
Recognized as revenue during period from beginning balance	(59,659)	(59,031)
Consideration deferred during period, net	48,007	51,759
Foreign currency translation adjustment and other	(994)	709
Balance as of end of period	$580,796	$623,176
Contracted Not Recognized Revenue

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized (contracted not recognized revenue). Contracted not recognized revenue was $2.4 billion as of March 31, 2022, and primarily includes deferred revenue and amounts for full service ChoiceLease maintenance revenue that will be recognized as revenue in future periods as we provide maintenance services to our customers. Contracted not recognized revenue excludes (1) variable consideration as it is not included in the transaction price consideration allocated at contract inception, (2) revenues from the lease component of our ChoiceLease product and all the revenue from the commercial rental product, (3) revenues from contracts with an original duration of one year or less, including SelectCare contracts, and (4) revenue from SCS, DTS and other contracts where there are remaining performance obligations when we have the right to invoice but the revenue to be recognized in the future corresponds directly with the value delivered to the customer.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
5. RECEIVABLES, NET

	March 31, 2022	December 31, 2021
	(In thousands)
Trade	$1,431,315	$1,280,766
Sales-type leases	145,874	148,134
Other, primarily warranty and insurance	53,607	67,141
	1,630,796	1,496,041
Allowance for credit losses and other	(28,133)	(31,304)
Total	$1,602,663	$1,464,737

The following table provides a reconciliation of our allowance for credit losses and other:

	Three months ended March 31,
	2022	2021
	(In thousands)
Balance as of beginning of period	$31,304	$43,024
Changes to provisions for credit losses	3,533	(1,800)
Write-offs and other	(6,704)	(4,024)
Balance as of end of period	$28,133	$37,200

6. REVENUE EARNING EQUIPMENT, NET

	Estimated Useful Lives	March 31, 2022			December 31, 2021
		Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
	(In years)	(In thousands)
Held for use:
Trucks	3 — 7	$5,288,297	$(2,089,227)	$3,199,070	$5,223,127	$(2,055,135)	$3,167,992
Tractors	4 — 7.5	7,247,049	(3,071,862)	4,175,187	7,256,002	(3,059,206)	4,196,796
Trailers and other	9.5 — 12	1,839,053	(894,753)	944,300	1,780,487	(868,820)	911,667
Held for sale		273,321	(201,172)	72,149	209,506	(162,922)	46,584
Total		$14,647,720	$(6,257,014)	$8,390,706	$14,469,122	$(6,146,083)	$8,323,039

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
The following table provides a summary of incremental depreciation expense that has been recorded related to our previous residual value estimate changes as well as used vehicle sales results (rounded to the closest million):

	Three months ended March 31,
	2022	2021
	(In thousands)
Depreciation expense related to estimate changes	$49,000	$88,000
Used vehicle sales, net (1)	(113,000)	(29,000)
(1)Used vehicle sales, net in the first quarter of 2022 included $8M of gains on sales of vehicles in the U.K. Refer to Note 15, "Other Items Impacting Comparability,"
Used Vehicle Sales and Valuation Adjustments
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

The following table presents revenue earning equipment held for sale that are measured at fair value on a nonrecurring basis and considered a Level 3 fair value measurement:

			Losses from Valuation Adjustments
			Three months ended March 31,
	March 31, 2022	December 31, 2021	2022	2021
	(In thousands)
Revenue earning equipment held for sale (1):
Trucks	$507	$931	$526	$890
Tractors	590	1,485	690	84
Trailers and other	263	1,309	280	2,047
Total assets at fair value	$1,360	$3,725	$1,496	$3,021
 ————————————
(1)Reflects only the portion where net book values exceeded fair values and valuation adjustments were recorded. The net book value of assets held for sale that were less than fair value was $71 million and $43 million as of March 31, 2022 and December 31, 2021, respectively.

The components of used vehicle sales, net were as follows:

	Three months ended March 31,
	2022	2021
	(In thousands)
Gains on vehicle sales, net	$(114,490)	$(31,872)
Losses from valuation adjustments	1,496	3,021
Used vehicle sales, net	$(112,994)	$(28,851)

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
7. ACCRUED EXPENSES AND OTHER LIABILITIES

	March 31, 2022			December 31, 2021
	Accrued Expenses	Non-Current Liabilities	Total	Accrued Expenses	Non-Current Liabilities	Total
	(In thousands)
Salaries and wages	$155,887	$—	$155,887	$210,350	$—	$210,350
Insurance obligations (1)	186,592	303,288	489,880	186,449	311,209	497,658
Operating taxes (2)	171,496	—	171,496	165,680	—	165,680
Deposits, mainly from customers	95,153	—	95,153	94,547	—	94,547
Operating lease liabilities	152,211	384,846	537,057	100,232	255,573	355,805
Deferred revenue (3)	181,316	399,480	580,796	182,785	410,657	593,442
Other	185,178	349,110	534,288	179,559	336,965	516,524
Total	$1,127,833	$1,436,724	$2,564,557	$1,119,602	$1,314,404	$2,434,006
 ————————————
(1)Insurance obligations primarily represent self-insured claim liabilities.
(2)Operating taxes include the deferral of certain payroll taxes in current and non-current liabilities allowed under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act).
(3)Refer to Note 4, "Revenue," for additional information.

8. LEASES
Leases as Lessor
The components of revenue from leases were as follows:

	Three months ended March 31,
	2022	2021
	(In thousands)
Operating leases
Lease income related to ChoiceLease	$381,545	$389,611
Lease income related to commercial rental (1)	298,135	210,284

Sales-type leases
Interest income related to net investment in leases	$10,728	$14,415

Variable lease income excluding commercial rental (1)	$74,220	$71,993
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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
The components of net investment in sales-type leases, which are included in "Receivables, net" and "Sales-type leases and other assets" in the Condensed Consolidated Balance Sheets, were as follows:

	March 31, 2022	December 31, 2021
	(In thousands)
Net investment in the lease — lease payment receivable	$576,109	$583,008
Net investment in the lease — unguaranteed residual value in assets	45,855	46,740
	$621,964	629,748
Estimated loss allowance	(2,506)	(3,705)
Total	$619,458	$626,043

9. DEBT

	Weighted Average Interest Rate
	March 31, 2022	Maturities	March 31, 2022	December 31, 2021
			(In thousands)
Debt:
U.S. commercial paper	0.69%	2026	$601,711	$531,157
Canadian commercial paper	—%	2026	—	7,087
Trade receivables financing program	0.44%	2022	50,000	—
Global revolving credit facility	—%	2026	—	—
Unsecured U.S. obligations	3.41%	2024	200,000	200,000
Unsecured U.S. notes — Medium-term notes (1)	3.21%	2022-2027	5,279,035	5,149,893
Unsecured foreign obligations	2.31%	2022-2024	117,487	140,265
Asset-backed U.S. obligations (2)	2.63%	2022-2026	510,275	526,712
Finance lease obligations and other		2022-2030	44,102	44,595
			6,802,610	6,599,709
Debt issuance costs and original issue discounts			(21,834)	(20,040)
Total debt			6,780,776	6,579,669
Short-term debt and current portion of long-term debt			(1,559,928)	(1,333,363)
Long-term debt			$5,220,848	$5,246,306

 ————————————
(1)Includes the impact from the fair market values of hedging instruments on our notes, which was $21 million as of March 31, 2022 and not material as of December 31, 2021. The notional amount of the executed interest rate swaps designated as fair value hedges was $650 million and $450 million as of March 31, 2022 and December 31, 2021, respectively.
(2)Asset-backed U.S. obligations are related to financing transactions backed by a portion of our revenue earning equipment.

The fair value of total debt (excluding finance lease and asset-backed U.S. obligations) was approximately $6.4 billion and $6.2 billion as of March 31, 2022 and December 31, 2021, respectively. For publicly-traded debt, estimates of fair value were based on market prices. For other debt, fair value was estimated based on a model-driven approach using rates currently available to us for debt with similar terms and remaining maturities. The fair value measurements of our publicly-traded debt and our other debt were classified within Level 2 of the fair value hierarchy.

As of March 31, 2022, there was $798 million available under the global credit facility. In order to maintain availability of funding, we must maintain a ratio of debt to consolidated net worth of less than or equal to 300%, as defined in the credit facility agreement. As of March 31, 2022, the ratio was 188%. We had letters of credit and surety bonds outstanding of $465 million and $456 million as of March 31, 2022 and December 31, 2021, respectively, which primarily guarantee the payment of insurance claims.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
As of March 31, 2022, the available proceeds under the trade receivables financing program were $250 million. We plan to extend the trade receivables financing program for an additional year to May 2023.

In February 2022, we issued an aggregate principal amount of $450 million unsecured medium terms notes that mature on March 1, 2027. The notes bear interest at a rate of 2.85% per year.

10. SHARE REPURCHASE PROGRAMS

In February 2022, our Board of Directors authorized a new accelerated share repurchase program to repurchase up to $300 million of common stock, with final settlement scheduled to occur no later than the end of October 2022. The number of shares to be repurchased will be based on the average of Ryder's daily volume-weighted average price per share of common stock during the repurchase period, less a discount and subject to adjustments pursuant to the terms and conditions of the program agreement. During February 2022, we remitted $300 million to our agent for the accelerated share repurchase program. We received an initial share amount of approximately 3.1 million, representing approximately 80% of the total notional value of the accelerated share repurchase agreement. The remaining amount of shares purchased under the program will be delivered to Ryder when the program ends, no later than October 2022.

We maintain two additional share repurchase programs. The first program grants management discretion to repurchase up to 2.0 million shares of common stock over a period of two years, commencing October 14, 2021 and expiring October 14, 2023 (the "2021 Discretionary Program"). The 2021 Discretionary Program is designed to provide management with capital structure flexibility while concurrently managing objectives related to balance sheet leverage, acquisition opportunities, and shareholder returns. The second program authorizes management to repurchase up to 2.5 million shares of common stock, issued to employees under the company's employee stock plans since September 1, 2021 (the "2021 Anti-Dilutive Program"). The 2021 Anti-Dilutive Program is designed to mitigate the dilutive impact of shares issued under the company's employee stock plans. The 2021 Anti-Dilutive Program commenced October 14, 2021 and expires October 14, 2023. Share repurchases under both programs can be made from time to time using the company's working capital and a variety of methods, including open-market transactions and trading plans established pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The timing and actual number of shares repurchased are subject to market conditions, legal requirements and other factors, including balance sheet leverage, availability of quality acquisitions and stock price. During the three months ended March 31, 2022, we did not repurchase any shares under these programs. During the three months ended March 31, 2021, we repurchased approximately 288,000 shares for $19 million under the 2019 anti-dilutive program.

11. ACCUMULATED OTHER COMPREHENSIVE LOSS

Comprehensive (loss) income presents a measure of all changes in shareholders’ equity except for changes resulting from transactions with shareholders in their capacity as shareholders. The following summary sets forth the components of accumulated other comprehensive loss, net of tax:

	March 31,
	2022	2021
	(In thousands)
Cumulative translation adjustments	$(158,589)	$(140,302)
Net actuarial loss and prior service cost	(524,061)	(649,542)
Unrealized gain (loss) from cash flow hedges	655	(12,923)
Accumulated other comprehensive loss	$(681,995)	$(802,767)

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
12. EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per common share from continuing operations:

	Three months ended March 31,
	2022	2021
	(In thousands, except per share amounts)
Earnings from continuing operations	$175,822	$51,584
Less: Distributed and undistributed earnings allocated to unvested stock	(881)	(240)
Earnings from continuing operations available to common shareholders	$174,941	$51,344

Weighted average common shares outstanding — Basic	51,097	52,289
Effect of dilutive equity awards	1,379	1,111
Weighted average common shares outstanding — Diluted	52,476	53,400

Earnings from continuing operations per common share — Basic	$3.42	$0.98
Earnings from continuing operations per common share — Diluted	$3.35	$0.97
Anti-dilutive equity awards not included in diluted EPS	461	1,499
Note: Amounts may not be additive due to rounding.

13. SHARE-BASED COMPENSATION PLANS

We generally grant share-based awards in the first quarter of each year during our annual equity award process. The following table is a summary of the awards granted in the annual equity award process in the first quarter of 2022:

	Shares Granted	Weighted-Average Fair Market Value
	(Shares in thousands)
Time-vested restricted stock rights	390	$73.74
Performance-based restricted stock rights (1)	118	76.68
Total	508	$74.42
 ————————————
(1)Awards in the first quarter of 2022 contained vesting conditions based on return on equity, strategic revenue growth and free cash flow.

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
14. EMPLOYEE BENEFIT PLANS

Components of net pension expense for defined benefit pension plans were as follows:

	Three months ended March 31,
	2022	2021
	(In thousands)
Company-administered plans:
Service cost	$240	$368
Interest cost	15,824	14,535
Expected return on plan assets	(18,583)	(21,694)
Amortization of net actuarial loss and prior service cost	5,473	7,097
Net pension expense	$2,954	$306

Company-administered plans:
U.S.	$3,323	$2,363
Non-U.S.	(369)	(2,057)
Net pension expense	$2,954	$306

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

15. OTHER ITEMS IMPACTING COMPARABILITY

Our primary measure of segment performance as shown in Note 3, "Segment Reporting," excludes certain items we do not believe are representative of the ongoing operations of the segment. Excluding these items from our segment measure of performance allows for better year over year comparison:

	Three months ended March 31,
	2022	2021
	(In thousands)
Restructuring and other, net	$14,254	$3,028
ERP implementation costs	—	7,631
Restructuring and other items, net	14,254	10,659
Gains on sale of U.K. revenue earning equipment	(8,291)	—
Gains on sale of properties	(586)	(1,505)
ChoiceLease liability insurance revenue (1)	—	(777)
Other items impacting comparability, net	$5,377	$8,377
 ————————————
(1) Refer to Note 3, "Segment Reporting," for additional information.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
During the three months ended March 31, 2022 and 2021, other items impacting comparability included:

•Restructuring and other, net — For the three months ended March 31, 2022, this item primarily included professional fees related to the pursuit of a discrete commercial claim, transaction costs related to the acquisition of PLG Investments I, LLC (Whiplash) and $2.3 million in U.K. severance costs. In February 2022, we announced our intentions to exit the FMS U.K. business. We expect to complete the exit of the FMS U.K. business by mid-2023. For the three months ended March 31, 2021, this item primarily included professional fees related to the pursuit of a discrete commercial claim.

•Gains on sale of U.K. revenue earning equipment and properties — We recorded gains on the sale of U.K. revenue earning equipment and properties during the three months ended March 31, 2022, as part of our plan to exit the FMS U.K. business. The gains on sale of U.K. revenue earning equipment of $8.3 million are reflected within Used Vehicles Sales, net and the gains on sale of properties of $0.6 million are reflected within "Miscellaneous (income) loss, net" in our Condensed Consolidated Statements of Earnings.

The following table summarizes the activities within, and components of, restructuring liabilities as of March 31, 2022:

Employee Termination Costs
(In thousands)
Balance at December 31, 2021	$10,484
Workforce reduction charges	2,047
Utilization (1)	(825)
Balance at March 31, 2022 (2)	$11,706
_________________
(1)Principally represents cash payments.
(2)Included in "Accrued expenses and other current liabilities" in the Condensed Consolidated Balance Sheets.

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

We believe the claims asserted in the complaints are without merit and intend to defend against them vigorously.

17. SUPPLEMENTAL CASH FLOW INFORMATION

	As of and for the three months ended March 31,
	2022	2021
	(In thousands)
Interest paid	$48,110	$48,039
Income taxes paid	9,346	4,885
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	41,975	23,245
Right-of-use assets obtained in exchange for lease obligations:
Finance leases	$3,839	$2,851
Operating leases	48,515	16,645
Capital expenditures acquired but not yet paid	$256,700	$134,384

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

18. ACQUISITIONS

On January 1, 2022, we acquired all the outstanding equity of PLG Investments I, LLC (Whiplash), a leading national provider of omnichannel fulfillment and logistics services for an approximate purchase price of $482 million. The acquisition is included in our SCS business segment. The acquisition will expand our e-commerce and omnichannel fulfillment network.

The following table provides the preliminary purchase price allocation of the fair value of the assets and liabilities for Whiplash as of the acquisition date:

(In thousands)
Assets:
Receivables, net	$78,945
Goodwill	272,814
Customer relationships and other intangible assets	161,100
Other assets, primarily operating lease right-of-use assets	244,303
Total assets	757,162

Liabilities:
Accrued expenses and other current liabilities	76,566
Other liabilities, primarily operating lease liabilities	199,089
Net assets acquired	$481,507

The excess of the purchase consideration over the aggregate estimated fair values of identifiable assets acquired and liabilities assumed was recorded as goodwill. The goodwill recognized reflects anticipated supply chain services growth opportunities and expected cost synergies of combining Whiplash with our business. None of the goodwill is deductible for income tax purposes. Customer relationship intangible assets are expected to be amortized over 13 years. The purchase price included $439 million of restricted cash placed in escrow and the remaining amount classified as a deposit as of December 31, 2021. These amounts were recorded in "Prepaid expenses and other current assets" in the Condensed Consolidated Balance Sheet as of December 31, 2021. The cash paid from escrow during the first quarter of 2022 is reflected in "Acquisitions, net of cash acquired" in the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2022.

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

19. SUBSEQUENT EVENTS

On April 12, 2022, Ryder Limited entered into a definitive agreement with TIP Trailer Services UK Limited to sell Ryder Trailer Leasing and Mobile Maintenance Services, which includes approximately 4,500 trailers and other vehicles representing 38% of Ryder's vehicle fleet in the UK. The transaction is expected to be completed in June.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included under Item 1, as well as our audited Consolidated Financial Statements and notes thereto and related MD&A included in the 2021 Annual Report on Form 10-K.

OVERVIEW

General

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

Business Trends

In the first quarter of 2022, supply chain disruptions and labor shortage challenges are contributing to increased demand for our services as companies seek long-term outsourcing solutions. In addition, the limited supply of vehicles available in the market is also contributing to increased demand and higher pricing for our rental and used vehicles.

In our FMS business, the used vehicle sales and rental market have benefited from strong demand and pricing trends, resulting in outperformance in both of these areas. We have benefited from market acceptance for higher lease pricing on new and renewing leases, resulting in improved portfolio returns. If the limited supply of vehicles continues for an extended period, we will likely continue to experience benefits in rental and used vehicle pricing and overall demand; however, we may experience limited rental and lease fleet growth from OEM delivery delays and lower vehicle sales volumes due to limited used vehicle inventory.

In our SCS business, we are seeing strong outsourcing trends in warehousing and distribution, as well as in e-commerce fulfillment and last mile delivery of big and bulky items. We continue to experience record new contract wins in SCS and DTS, which combined with recent acquisitions, contributed to significant revenue growth this quarter. Our previously announced acquisitions are performing well and in line with expectations and provide us with enhanced capabilities in fast-growing e-commerce fulfillment and in multi-client warehousing. During the first quarter of 2022, labor shortages, resulting in higher labor costs, have been impacting all of our business segments, particularly our DTS and SCS segments. These higher labor costs as well as higher subcontracted transportation costs negatively impacted earnings in both DTS and SCS. We expect these negative impacts from labor shortages to continue through at least the first half of 2022. We have begun to see some of the benefit in DTS and SCS from pricing adjustments meant to cover costs from labor shortages. In the second half of 2022, we expect these pricing adjustments to help DTS and SCS return to their target earnings level.

While we are experiencing positive momentum in our businesses, other unknown effects of the pandemic and extended higher fuel prices and inflationary cost pressures may have further impact on our business, financial results, and significant judgments and estimates, including those related to prolonged labor shortages, extended disruptions in vehicle and vehicle part production, goodwill and other asset impairments, residual values and other depreciation assumptions, deferred income taxes and annual effective tax rates, variable revenue considerations, the valuation of our pension plans, and allowance for credit losses.

SELECTED OPERATING PERFORMANCE ITEMS

•Total revenue of $2.9 billion and operating revenue (a non-GAAP measure) of $2.2 billion for first quarter of 2022 increased 28% and 22%, respectively as compared to prior year, reflecting revenue growth across all business segments
•Diluted EPS from continuing operations of $3.35 in the first quarter of 2022 versus $0.97 in prior year, reflecting significantly improved results in FMS and higher results in DTS
•Comparable EPS (a non-GAAP measure) from continuing operations of $3.59 in the first quarter of 2022 versus $1.09 in prior year
•Adjusted Return on Equity (ROE) of 25.4% in the first quarter of 2022
•Net cash provided by operating activities from continuing operations of $466 million and free cash flow (a non-GAAP measure) of $108 million in the first quarter of 2022

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

In February 2022, we repurchased 3.1 million shares for $300 million pursuant to our accelerated share repurchase program, with final settlement scheduled to occur no later than the end of October 2022. The number of shares ultimately to be repurchased will be based on the average of Ryder's daily volume-weighted average price per share of common stock during a repurchase period, less a discount and subject to the terms and conditions of the program agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
The following discussion provides a summary of financial highlights that are discussed in more detail throughout our MD&A and within the Notes to Condensed Consolidated Financial Statements:

	Three months ended March 31,		Change 2022/2021
	2022	2021	Three Months
	(In thousands, except per share amounts)
Total revenue	$2,853,862	$2,221,622	28%
Operating revenue (1)	2,215,587	1,817,363	22%

Earnings from continuing operations before income taxes (EBT)	$251,871	$70,267	258%
Comparable EBT (1)	260,035	78,635	231%
Earnings from continuing operations	175,822	51,584	241%
Comparable earnings from continuing operations (1)	188,299	58,190	224%
Net earnings	175,587	50,825	245%
Comparable EBITDA (1)	647,427	567,415	14%

Earnings per common share (EPS) — Diluted
Continuing operations	$3.35	$0.97	245%
Comparable (1)	3.59	1.09	229%
Net earnings	3.35	0.95	253%
NM - Denotes Not Meaningful throughout the MD&A
(1)Non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.

Total revenue increased 28% in the first quarter of 2022. Operating revenue (a non-GAAP measure excluding fuel, subcontracted transportation and ChoiceLease liability insurance revenues) increased 22% in the first quarter of 2022, due to higher revenue across all our business segments. Total and operating revenue growth also reflects the acquisitions of PLG Investments I, LLC (Whiplash) and Midwest Warehouse & Distribution System (Midwest). Total revenue also increased from higher subcontracted transportation and fuel revenue.

EBT and comparable EBT (a non-GAAP measure) increased in the first quarter of 2022 due to $115 million in higher gains on used vehicles sold in North America, a declining impact of depreciation expense from prior residual value estimate changes and improved rental performance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
CONSOLIDATED RESULTS

Lease & Related Maintenance and Rental

	Three months ended March 31,		Change 2022/2021
	2022	2021	Three Months
	(In thousands)
Lease & related maintenance and rental revenues	$1,024,985	$940,422	9%
Cost of lease & related maintenance and rental	698,841	730,144	(4)%
Gross margin	$326,144	$210,278	55%
Gross margin %	32%	22%

Lease & related maintenance and rental revenues represent revenues from our ChoiceLease and commercial rental product offerings within our FMS business segment. Revenues increased 9% in the first quarter of 2022 primarily due to higher commercial rental demand and pricing.

Cost of lease & related maintenance and rental represents the direct costs related to lease & related maintenance and rental revenues and are comprised of depreciation of revenue earning equipment, maintenance costs (primarily repair parts and labor), and other costs such as licenses, insurance and operating taxes. Cost of lease & related maintenance and rental excludes interest costs from vehicle financing, which are reported within "Interest Expense" in our Condensed Consolidated Statements of Earnings. Cost of lease & related maintenance and rental decreased 4% in the first quarter of 2022 due to declining depreciation expense impacts from prior residual value estimate changes.

Lease & related maintenance and rental gross margin increased 55% in the first quarter of 2022 primarily due to higher commercial rental pricing and utilization, a declining impact of depreciation expense from prior residual value estimate changes, and higher ChoiceLease pricing.

Services

	Three months ended March 31,		Change 2022/2021
	2022	2021	Three Months
	(In thousands)
Services revenue	$1,669,538	$1,165,488	43%
Cost of services	1,446,709	999,792	45%
Gross margin	$222,829	$165,696	34%
Gross margin %	13%	14%

Services revenue represents all the revenues associated with our SCS and DTS business segments, as well as SelectCare and fleet support services associated with our FMS business segment. Services revenue increased 43% in the first quarter of 2022 due to SCS and DTS growth from acquisitions, new business, higher volumes and higher pricing.

Cost of services represents the direct costs related to services revenue and is primarily comprised of salaries and employee-related costs, subcontracted transportation (purchased transportation from third parties), fuel, vehicle liability costs and maintenance costs. Cost of services increased 45% in the first quarter of 2022 primarily due to the growth in revenues and higher labor and subcontracted transportation costs in SCS and DTS.

Services gross margin increased 34% in the first quarter of 2022 primarily due to the increase in revenue. Services gross margin as a percentage of revenue decreased to 13% in the first quarter of 2022 reflecting the impact of higher labor and subcontracted costs in SCS and DTS and supply chain disruptions in the SCS automotive vertical.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Fuel Services

	Three months ended March 31,		Change 2022/2021
	2022	2021	Three Months
	(In thousands)
Fuel services revenue	$159,339	$115,712	38%
Cost of fuel services	157,647	114,706	37%
Gross margin	$1,692	$1,006	68%
Gross margin %	1%	1%

Fuel services revenue represents fuel services provided to our FMS customers. Fuel services revenue increased 38% in the first quarter of 2022 reflecting higher market fuel prices passed through to customers.

Cost of fuel services includes the direct costs associated with providing our customers with fuel. These costs include fuel, salaries and employee-related costs of fuel island attendants and depreciation of our fueling facilities and equipment. Cost of fuel services increased 37% in the first quarter of 2022 as a result of higher market fuel prices.

Fuel services gross margin increased 68% in the first quarter of 2022. Fuel services gross margin as a percentage of revenue remained flat at 1% in the first quarter of 2022. Fuel is largely a pass-through to customers for which we realize minimal changes in margin during periods of steady market fuel prices. However, fuel services margin is impacted by sudden increases or decreases in market fuel prices during a short period of time, as customer pricing for fuel is established based on current market fuel costs. Fuel services gross margin for the first quarter of 2022 was not significantly impacted by these price change dynamics as fuel prices fluctuated during the period.

Other Operating Expenses

	Three months ended March 31,		Change 2022/2021
	2022	2021	Three Months
	(In thousands)
Other operating expenses	$38,794	$33,900	14%

Other operating expenses include costs related to our owned and leased facilities within the FMS segment, such as facility depreciation, rent, purchased insurance, utilities and taxes. These facilities are utilized to provide maintenance to our ChoiceLease, commercial rental, and SelectCare customers. Other operating expenses increased in the first quarter of 2022 due to additional maintenance performed on our FMS facilities and increased utilities, rent and facility depreciation due to expansion of facilities.

Selling, General and Administrative Expenses

	Three months ended March 31,		Change 2022/2021
	2022	2021	Three Months
	(In thousands)
Selling, general and administrative expenses (SG&A)	$303,215	$241,742	25%
Percentage of total revenue	11%	11%

SG&A expenses increased 25% in the first quarter of 2022. The increase in SG&A expenses in the first quarter of 2022 primarily reflects higher compensation-related expenses, increased amortization of intangible assets from the Whiplash and Midwest acquisitions, higher travel expense, strategic investments in information technology and higher bad debt expense. SG&A expenses as a percentage of total revenue remained flat at 11% for the first quarter of 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Non-Operating Pension Costs, net

	Three months ended March 31,		Change 2022/2021
	2022	2021	Three Months
	(In thousands)
Non-operating pension costs, net	$2,787	$(9)	NM

Non-operating pension costs, net include the amortization of net actuarial loss and prior service cost, interest cost and expected return on plan assets components of pension and postretirement benefit costs, as well as any significant charges for settlements or curtailments if recognized. The non-operating pension costs, net increased due to lower return on assets from a shift in mix of assets and higher interest expense from a higher discount rate partially offset by lower amortization expense.

Used Vehicle Sales, net

	Three months ended March 31,		Change 2022/2021
	2022	2021	Three Months
	(In thousands)
Gains on used vehicle sales, net	$(112,994)	$(28,851)	292%

Used vehicle sales, net includes gains or losses from sales of used vehicles, selling costs associated with used vehicles and write-downs of vehicles held for sale to fair market values (referred to as "valuation adjustments"). The increase in used vehicle sales, net was due to higher gains on sales of used vehicles due to higher proceeds per unit.

Average proceeds per unit for tractors and trucks in the first quarter of 2022 increased from the prior year reflecting higher retail pricing and retail channel mix. The following table presents the average used vehicle proceeds per unit changes for North America, using constant currency, compared with the prior year:

2022/2021
Three Months

Tractors	146%
Trucks	109%

Interest expense

	Three months ended March 31,		Change 2022/2021
	2022	2021	Three Months
	(In thousands)
Interest expense	$52,364	$54,706	(4)%
Effective interest rate	3.1%	3.4%

Interest expense decreased 4% in the first quarter of 2022 reflecting a lower effective interest rate due to a higher mix of variable rate debt partially offset by higher average outstanding debt.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Miscellaneous (income) loss, net

	Three months ended March 31,		Change 2022/2021
	2022	2021	Three Months
	(In thousands)
Miscellaneous (income) loss, net	$374	$(5,434)	NM

Miscellaneous (income) loss, net consists of investment income on securities used to fund certain benefit plans, interest income, gains on sales of operating property, foreign currency transaction remeasurement and other non-operating items. Miscellaneous (income) loss, net was loss of $0.4 million in the first quarter of 2022 as compared to income of $5 million in the prior year primarily due to lower rabbi trust investment income and higher gains on sale of properties in the prior year partially offset by higher investment income from RyderVentures, our corporate venture capital fund.

Restructuring and Other Items, net

	Three months ended March 31,		Change 2022/2021
	2022	2021	Three Months
	(In thousands)
Restructuring and other items, net	$14,254	$10,659	34%

Refer to Note 15, "Other Items Impacting Comparability," in the Notes to Condensed Consolidated Financial Statements for a discussion of restructuring charges and other items.

Provision for Income Taxes

	Three months ended March 31,		Change 2022/2021
	2022	2021	Three Months
	(In thousands)
Provision for income taxes	$76,049	$18,683	307%
Effective tax rate from continuing operations	30.2%	26.6%
Comparable effective tax rate on continuing operations (1)	27.6%	26.0%
————————————
(1)Non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.

Our effective tax rate on continuing operations was 30.2% in the first quarter of 2022 compared to 26.6% in the prior year. The increase in the rate is due to the shift in the mix of earnings subject to different tax jurisdictions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
OPERATING RESULTS BY BUSINESS SEGMENT

	Three months ended March 31,		Change 2022/2021
	2022	2021	Three Months
	(In thousands)
Revenue:
Fleet Management Solutions	$1,529,228	$1,335,485	15%
Supply Chain Solutions	1,088,542	706,700	54%
Dedicated Transportation Solutions	424,948	320,507	33%
Eliminations	(188,856)	(141,070)	(34)%
Total	$2,853,862	$2,221,622	28%

Operating Revenue: (1)
Fleet Management Solutions	$1,282,147	$1,168,113	10%
Supply Chain Solutions	738,091	502,598	47%
Dedicated Transportation Solutions	296,455	236,839	25%
Eliminations	(101,106)	(90,187)	(12)%
Total	$2,215,587	$1,817,363	22%

Earnings from continuing operations before income taxes:
Fleet Management Solutions	$248,199	$63,402	291%
Supply Chain Solutions	34,219	32,957	4%
Dedicated Transportation Solutions	20,211	12,982	56%
Eliminations	(26,590)	(12,274)	(117)%
	276,039	97,067	184%
Unallocated Central Support Services	(16,004)	(18,432)	13%
Non-operating pension costs, net	(2,787)	9	NM
Other items impacting comparability, net (2)	(5,377)	(8,377)	36%
Earnings from continuing operations before income taxes	$251,871	$70,267	258%
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

As part of management’s evaluation of segment operating performance, we define the primary measurement of our segment financial performance as segment “Earnings from continuing operations before income taxes” (EBT), which includes an allocation of Central Support Services (CSS), and excludes non-operating pension costs, net and certain other items as discussed in Note 15, "Other Items Impacting Comparability," in the Notes to Condensed Consolidated Financial Statements. CSS represents those costs incurred to support all business segments, including finance and procurement, corporate services, human resources, information technology, public affairs, legal, marketing, and corporate communications.

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

The following table sets forth the benefits from equipment contribution included in EBT for our SCS and DTS business segments:

	Three months ended March 31,		Change 2022/2021
	2022	2021	Three Months
	(In thousands)
Equipment Contribution:
Supply Chain Solutions	$10,230	$5,223	96%
Dedicated Transportation Solutions	16,360	7,051	132%
Total	$26,590	$12,274	117%

The increase in SCS and DTS equipment contribution in the first quarter of 2022 was related to higher proceeds on sales of used vehicles, fleet growth and increased fuel margins due to rapid fluctuations in fuel prices.

Items excluded from our segment EBT measure and their classification within our Condensed Consolidated Statements of Earnings are as follows:

		Three months ended March 31,
Description	Classification	2022	2021
		(In thousands)
Restructuring and other, net (1)	Restructuring and other items, net	$(14,254)	$(3,028)
ERP implementation costs (1)	Restructuring and other items, net	—	(7,631)
Gains on sale U.K. revenue earning equipment (1)	Used vehicle sales, net	8,291
Gains on sale of properties (1)	Miscellaneous (income) loss, net	586	1,505
ChoiceLease liability insurance revenue (1)	Revenue	—	777
Other items impacting comparability, net		(5,377)	(8,377)
Non-operating pension costs, net (2)	Non-operating pension costs, net	(2,787)	9
		$(8,164)	$(8,368)
———————————
(1)Refer to Note 15, “Other Items Impacting Comparability,” in the Notes to Condensed Consolidated Financial Statements for additional information.
(2)Refer to Note 14, "Employee Benefit Plans," in the Notes to Condensed Consolidated Financial Statements for additional information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Fleet Management Solutions

	Three months ended March 31,		Change 2022/2021
	2022	2021	Three Months
	(In thousands)
ChoiceLease	$802,342	$797,088	1%
Commercial rental (1)	313,154	223,009	40%
SelectCare and other	166,651	148,016	13%
Fuel services and ChoiceLease liability insurance (2)	247,081	167,372	48%
FMS total revenue	$1,529,228	$1,335,485	15%

FMS operating revenue (3)	$1,282,147	$1,168,113	10%

FMS EBT	$248,199	$63,402	291%

FMS EBT as a % of FMS total revenue	16.2%	4.7%	1,150 bps

FMS EBT as a % of FMS operating revenue (3)	19.4%	5.4%	1,400 bps

	Twelve months ended March 31,		Change 2022/2021
	2022	2021
FMS EBT as a % of FMS total revenue	14.4%	0.7%	1,370 bps
FMS EBT as a % of FMS operating revenue (3)	16.8%	0.8%	1,600 bps

————————————
(1)For the three months ended March 31, 2022 and 2021, rental revenue from lease customers in place of a lease vehicle represented 34% and 32% of commercial rental revenue, respectively.
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

FMS total revenue increased 15% in the first quarter of 2022 due to higher operating revenue (a non-GAAP measure excluding fuel and ChoiceLease liability insurance revenues) and fuel services revenue. FMS operating revenue increased 10% to $1.3 billion in the first quarter of 2022 primarily from a 40% increase in commercial rental revenue driven by strong demand and higher pricing. Total revenue also increased from higher fuel prices passed through to customers.

FMS EBT increased 291% in the first quarter of 2022 primarily from improved used vehicle sales and rental performance, reflecting benefits from tight truck capacity and initiatives to improve returns. Higher gains on used vehicles sold and a declining impact of depreciation expense from prior vehicle residual value estimate changes contributed $115 million in higher year-over-year earnings. Used vehicle pricing in North America more than doubled from the prior year and global ending inventory levels declined to 3,200 vehicles, remaining below the target range of 7,000 - 9,000 vehicles. Commercial rental results benefited from higher utilization and an 8% increase in power fleet pricing. Rental power fleet utilization increased to 81.6% from 72.9% in the prior period. ChoiceLease results benefited from higher pricing with revenue per average active vehicle up 4%, partially offset by a 2% smaller average active lease fleet, reflecting OEM vehicle delivery delays.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Our global fleet of owned and leased revenue earning equipment and SelectCare vehicles, including vehicles under on-demand maintenance, is summarized as follows (number of units rounded to the nearest hundred):

				Change
	March 31, 2022	December 31, 2021	March 31, 2021	Mar 2022/ Dec 2021	Mar 2022/ Mar 2021
End of period vehicle count
By type:
Trucks (1)	76,000	75,100	76,100	1%	—%
Tractors (2)	70,900	70,700	71,900	—%	(1)%
Trailers and other (3)	44,100	43,500	43,500	1%	1%
Total	191,000	189,300	191,500	1%	—%

By product line:
ChoiceLease	144,200	143,900	147,300	—%	(2)%
Commercial rental	41,400	40,700	35,600	2%	16%
Service vehicles and other	2,200	2,200	2,400	—%	(8)%
	187,800	186,800	185,300	1%	1%
Held for sale	3,200	2,500	6,200	28%	(48)%
Total	191,000	189,300	191,500	1%	—%

Customer vehicles under SelectCare contracts (4)	55,600	54,500	52,300	2%	6%

Quarterly average vehicle count
By product line:
ChoiceLease	144,300	144,500	148,800	—%	(3)%
Commercial rental	41,100	40,400	35,000	2%	17%
Service vehicles and other	2,200	2,200	2,400	—%	(8)%
	187,600	187,100	186,200	—%	1%
Held for sale	2,900	2,700	6,800	7%	(57)%
Total	190,500	189,800	193,000	—%	(1)%

Customer vehicles under SelectCare contracts (4)	54,800	54,200	51,200	1%	7%
Customer vehicles under SelectCare on-demand (5)	6,300	6,300	6,700	—%	(6)%
Total vehicles serviced	251,600	250,300	250,900	1%	—%
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
The following table provides information on our global active ChoiceLease fleet (number of units rounded to nearest hundred):

				Change
	March 31, 2022	December 31, 2021	March 31, 2021	Mar 2022/ Dec 2021	Mar 2022/ Mar 2021
Active ChoiceLease fleet
End of period vehicle count (1)	138,800	139,400	141,800	—%	(2)%

Quarterly average vehicle count (1)	139,300	139,900	142,100	—%	(2)%
Quarterly revenue per average active ChoiceLease vehicle	$5,800	$5,900	$5,600	(2)%	4%

Commercial rental statistics
Commercial rental utilization - power fleet (2)	81.6%	85.2%	72.9%	(360) bps	870 bps

————————————
(1)Active ChoiceLease vehicles are calculated as those units currently earning revenue and not classified as not yet earning or no longer earning units.
(2)Rental utilization is calculated using the number of days units are rented divided by the number of days units are available to rent based on the days in the calendar year.

Supply Chain Solutions

	Three months ended March 31,		Change 2022/2021
	2022	2021	Three Months
	(In thousands)
Consumer packaged goods and retail	$395,136	$220,486	79%
Automotive	194,640	171,872	13%
Technology and healthcare	70,409	54,705	29%
Industrial and other	77,906	55,535	40%
Subcontracted transportation and fuel	350,451	204,102	72%
SCS total revenue	$1,088,542	$706,700	54%

SCS operating revenue (1)	$738,091	$502,598	47%

SCS EBT	$34,219	$32,957	4%
SCS EBT as a % of SCS total revenue	3.1%	4.7%	(160) bps

SCS EBT as a % of SCS operating revenue (1)	4.6%	6.6%	(200) bps

Memo:
End of period fleet count	11,600	9,500	22%

	Twelve months ended March 31,		Change 2022/2021
	2022	2021
SCS EBT as a % of SCS total revenue	3.4%	6.2%	(280) bps

SCS EBT as a % of SCS operating revenue (1)	4.8%	8.5%	(370) bps
————————————
(1)Non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

SCS total revenue increased 54% in the first quarter of 2022 primarily as a result of higher operating revenue (a non-GAAP measure excluding subcontracted transportation and fuel). SCS operating revenue increased 47% in the first quarter of 2022 primarily due to the acquisitions of Whiplash and Midwest and strong revenue growth in all industry verticals from new business and increased volumes.

SCS EBT increased 4% in the first quarter of 2022 primarily due to revenue growth from new business and acquisitions. The increase in SCS EBT was partially offset by lower earnings in the automotive vertical as a result of supply chain disruptions and labor challenges.

Dedicated Transportation Solutions

	Three months ended March 31,		Change 2022/2021
	2022	2021	Three Months
	(In thousands)
DTS total revenue	$424,948	$320,507	33%

DTS operating revenue (1)	$296,455	$236,839	25%

DTS EBT	$20,211	$12,982	56%
DTS EBT as a % of DTS total revenue	4.8%	4.1%	70 bps

DTS EBT as a % of DTS operating revenue (1)	6.8%	5.5%	130 bps

Memo:
End of period fleet count	11,700	10,000	17%

	Twelve months ended March 31,		Change 2022/2021
	2022	2021
DTS EBT as a % of DTS total revenue	3.6%	6.1%	(250) bps

DTS EBT as a % of DTS operating revenue (1)	5.1%	8.0%	(290) bps
————————————
(1)Non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.

DTS total revenue increased 33% in the first quarter of 2022 primarily due higher operating revenue (a non-GAAP measure excluding subcontracted transportation and fuel). DTS operating revenue increased 25% in the first quarter of 2022 due to new business and increased pricing. Revenue growth from new business was driven by wins from competitors and private fleet conversions.

DTS EBT increased 56% in the first quarter of 2022 due to revenue growth, improved performance and higher gains on sales of vehicles partially offset by increased labor costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Central Support Services

	Three months ended March 31,		Change 2022/2021
	2022	2021	Three Months
	(In thousands)
Total CSS	96,943	88,558	9%
Allocation of CSS to business segments	(80,939)	(70,126)	15%
Unallocated CSS	$16,004	$18,432	(13)%

Total CSS costs increased 9% in the first quarter of 2022 primarily due to higher incentive compensation-related expenses and continuing strategic investments in technology. Unallocated CSS decreased by $2 million in the first quarter of 2022 primarily reflecting investment income from RyderVentures, our corporate venture capital fund.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
FINANCIAL RESOURCES AND LIQUIDITY
Cash Flows
The following is a summary of our cash flows from continuing operations:

	Three months ended March 31,
	2022	2021
	(In thousands)
Net cash provided by (used in):
Operating activities	$465,704	$465,711
Investing activities	(783,640)	(225,962)
Financing activities	(129,668)	(298,097)
Effect of exchange rate changes on cash	(3,846)	(1,202)
Net change in cash, cash equivalents, and restricted cash	$(451,450)	$(59,550)

	Three months ended March 31,
	2022	2021
	(In thousands)
Net cash provided by operating activities
Earnings from continuing operations	$175,822	$51,584
Non-cash and other, net	465,032	496,839
Collections on sales-type leases	33,586	30,374
Changes in operating assets and liabilities	(208,736)	(113,086)
Cash flows from operating activities from continuing operations	$465,704	$465,711

Cash provided by operating activities remained at $466 million for the three months ended March 31, 2022, as higher earnings were offset by higher working capital needs. In the first quarter of 2022, the increase in working capital needs was primarily attributed to an increase in receivables from higher revenues and a decrease in accrued expenses due to higher incentive based compensation payments in 2022. This increase in working capital needs was partially offset by an increase in accounts payable due to the timing of payments. Cash used in investing activities increased to $784 million for the three months ended March 31, 2022 compared with $226 million in 2021 primarily due to the acquisition of Whiplash and an increase in cash paid for capital expenditures partially offset by higher proceeds from the sale of revenue earning equipment. Cash used in financing activities decreased to $130 million for the three months ended March 31, 2022 compared to $298 million in 2021 due to higher debt borrowing needs partially offset by an increase in common stock repurchases.

The following table shows our free cash flow computation:

	Three months ended March 31,
	2022	2021
	(In thousands)
Net cash provided by operating activities	$465,704	$465,711
Sales of revenue earning equipment (1)	222,696	154,144
Sales of operating property and equipment (1)	2,864	2,357
Other (1)	743	126
Total cash generated (2)	692,007	622,338
Purchases of property and revenue earning equipment (1)	(584,289)	(381,051)
Free cash flow (2)	$107,718	$241,287
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Free cash flow (a non-GAAP measure) decreased to $108 million for the three months ended March 31, 2022 from $241 million in 2021 primarily due to an increase in cash paid for capital expenditures partially offset by higher proceeds from the sale of revenue earning equipment.

The following table provides a summary of gross capital expenditures:

	Three months ended March 31,
	2022	2021
	(In thousands)
Revenue earning equipment:
ChoiceLease	$422,062	$217,113
Commercial rental	180,206	157,743
	602,268	374,856
Operating property and equipment	59,616	31,779
Gross capital expenditures (1)	661,884	406,635
Changes in accounts payable related to purchases of property and revenue earning equipment	(77,595)	(25,584)
Cash paid for purchases of property and revenue earning equipment	$584,289	$381,051
————————————
(1)Excludes approximately $4 million and $3 million in assets held under finance leases resulting from new or the extension of existing finance leases and other additions during the three months ended March 31, 2022 and 2021.

Gross capital expenditures increased to $662 million for the three months ended March 31, 2022 primarily reflecting higher investments in the ChoiceLease fleet.

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

Cash and cash equivalents totaled $222 million as of March 31, 2022. As of March 31, 2022, approximately $152 million was held outside the U.S. and is available to fund operations and other growth of non-U.S. subsidiaries. We have historically asserted our intent to permanently reinvest foreign earnings outside of the U.S. In 2021, we reevaluated our historic assertion with respect to our U.K. and Germany operations and no longer consider these earnings to be indefinitely reinvested. The deferred tax liability recorded on the U.K. and Germany undistributed earnings is not material. We intend to continue to permanently reinvest the earnings of our remaining foreign subsidiaries indefinitely.

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

In February 2022, we issued an aggregate principal amount of $450 million unsecured medium terms notes that mature on March 1, 2027. The notes bear interest at a rate of 2.85% per year. Refer to Note 9, “Debt,” in the Notes to Condensed Consolidated Financial Statements for additional information on our global revolving credit facility, trade receivables financing program, medium-term notes, and asset-backed financing obligations.

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

Our debt ratings and rating outlooks as of March 31, 2022 were as follows:

Rating Summary
	Short-term	Short-term Outlook	Long-term	Long-term Outlook
Standard & Poor’s Ratings Services	A2	—	BBB	Positive
Moody’s Investors Service	P2	Stable	Baa2	Stable
Fitch Ratings	F2	—	BBB+	Stable
DBRS	R-1 (Low)	Stable	A (Low)	Stable

As of March 31, 2022, we had the following amounts available to fund operations under the following facilities:

(In millions)
Global revolving credit facility	$798
Trade receivables financing program	$250

In accordance with our funding philosophy, we attempt to align the aggregate average remaining re-pricing life of our debt with the aggregate average remaining re-pricing life of our vehicle assets. We utilize both fixed-rate and variable-rate debt to achieve this alignment and generally target a mix of 20% - 40% variable-rate debt as a percentage of total debt outstanding. The variable-rate portion of our total debt (including notional value of swap agreements) was 20% and 16% as of March 31, 2022 and December 31, 2021, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Our debt to equity ratio was 256% and 235% as of March 31, 2022 and December 31, 2021, respectively. The debt to equity ratio represents total debt divided by total equity. The increase in the debt to equity ratio from year-end 2021 primarily reflects higher share repurchases partially offset by increased earnings.

Share Repurchases and Cash Dividends

Refer to Note 10, “Share Repurchase Programs,” in the Notes to Condensed Consolidated Financial Statements for a discussion on our share repurchase programs.

In February 2022 and 2021, our Board of Directors declared a quarterly cash dividend of $0.58 and $0.56 per share of common stock, respectively. The dividends were paid during the first quarter of each respective year.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Comparable Earnings Measures:
Comparable Earnings before Income Taxes (EBT) Comparable Earnings Comparable Earnings per Diluted Common Share (EPS) Comparable Tax Rate Adjusted Return on Equity (ROE)
Comparable EBT, comparable earnings and comparable EPS are defined, respectively, as GAAP EBT, earnings and EPS, all from continuing operations, excluding (1) non-operating pension costs, net and (2) any other significant items that are not representative of our business operations. We believe these comparable earnings measures provide useful information to investors and allow for better year-over-year comparison of operating performance.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Comparable Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)
Comparable EBITDA is defined as net earnings, first adjusted to exclude discontinued operations and the following items, all from continuing operations: (1) non-operating pension costs, net and (2) any other items that are not representative of our business operations (these items are the same items that are excluded from comparable earnings measures for the relevant periods as described immediately above) and then adjusted further for (1) interest expense, (2) income taxes, (3) depreciation, (4) used vehicle sales results and (5) amortization.

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

Comparable EBITDA should not be considered as an alternative to net earnings, earnings from continuing operations before income taxes or earnings from continuing operations determined in accordance with GAAP, as an indicator of the Company’s operating performance, as an alternative to cash flows from operating activities (determined in accordance with GAAP), as an indicator of cash flows, or as a measure of liquidity.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
The following table provides a reconciliation of GAAP earnings before taxes (EBT), earnings, and earnings per diluted share (Diluted EPS) from continuing operations to comparable EBT, comparable earnings, and comparable EPS. Certain items included in EBT, earnings, and diluted EPS from continuing operations have been excluded from our comparable EBT, comparable earnings and comparable EPS measures. The following table lists a summary of these items, which are discussed in more detail throughout our MD&A and within the Notes to Condensed Consolidated Financial Statements:

	Continuing Operations
	Three months ended March 31,
	2022	2021
	(In thousands, except per share amounts)
EBT	$251,871	$70,267
Non-operating pension costs, net	2,787	(9)
Restructuring and other, net (1)	14,254	3,028
ERP implementation costs (1)	—	7,631
Gains on sale of U.K. revenue earning equipment (1)	(8,291)	—
Gains on sale of properties (1)	(586)	(1,505)
ChoiceLease liability insurance revenue (1)	—	(777)
Comparable EBT	$260,035	$78,635

Earnings	$175,822	$51,584
Non-operating pension costs, net	1,762	(755)
Restructuring and other, net (including ChoiceLease liability insurance results) (1)	14,290	2,579
ERP implementation costs (1)	—	5,666
Gains on sale of U.K. revenue earning equipment (1)	(8,291)	—
Gains on sale of properties (1)	(583)	(1,187)
Tax adjustments, net (2)	5,299	303
Comparable Earnings	$188,299	$58,190

Diluted EPS	$3.35	$0.97
Non-operating pension costs, net	0.03	(0.01)
Restructuring and other, net (including ChoiceLease liability insurance results) (1)	0.27	0.03
ERP implementation costs (1)	—	0.11
Gains on sale of U.K. revenue earning equipment (1)	(0.15)	—
Gains on sale of properties (1)	(0.01)	(0.02)
Tax adjustments, net (2)	0.10	0.01
Comparable EPS	$3.59	$1.09
————————————
(1)Refer to Note 15, “Other Items Impacting Comparability,” in the Notes to Condensed Consolidated Financial Statements for additional information.
(2)Adjustments include the global tax impact related to gains on sales of U.K. revenue earning equipment and properties in the first quarter of 2022, and expiring state net operating losses in the first quarter of 2021.

Note: Amounts may not be additive due to rounding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

The following table provides a reconciliation of the effective tax rate to the comparable tax rate:

	Three months ended March 31,
	2022	2021
	(In thousands)
Effective tax rate on continuing operations (1)	30.2%	26.6%
Tax adjustments and income tax effects of non-GAAP adjustments (2)	(2.6)%	(0.6)%
Comparable effective tax rate on continuing operations (1)	27.6%	26.0%
————————————
(1)The effective tax rate on continuing operations and comparable tax rate are based on EBT and comparable EBT, respectively, found on the previous page.
(2)Refer to the table above for more information on tax adjustments. Income tax effects of non-GAAP adjustments are calculated based on the marginal tax rates to which the non-GAAP adjustments are related.

The following table provides a reconciliation of earnings to comparable EBITDA:

	Three months ended March 31,
	2022	2021
	(In thousands)
Net earnings	$175,587	$50,825
Loss from discontinued operations, net of tax	235	759
Provision for income taxes	76,049	18,683
EBT	251,871	70,267
Non-operating pension costs, net	2,787	(9)
Other items impacting comparability, net (1)	5,377	8,377
Comparable EBT	260,035	78,635
Interest expense	52,364	54,706
Depreciation	429,712	461,161
Used vehicle sales, net	(104,703)	(28,851)
Amortization	10,019	1,764
Comparable EBITDA	$647,427	$567,415

————————————
(1)Refer to the table above in the Operating Results by Segment for a discussion on items excluded from our comparable measures and their classification within our Condensed Consolidated Statements of Earnings and Note 15,“Other Items Impacting Comparability” in the Notes to Condensed Consolidated Financial Statements for additional information.

The following table provides a reconciliation of total revenue to operating revenue:

	Three months ended March 31,
	2022	2021
	(In thousands)
Total revenue	$2,853,862	$2,221,622
Subcontracted transportation and fuel	(638,275)	(403,482)
ChoiceLease liability insurance revenue (1)	—	(777)
Operating revenue	$2,215,587	$1,817,363

————————————
(1)In the first quarter of 2021, we completed the previously announced exit of the extension of our liability insurance coverage for ChoiceLease customers.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
The following table provides a reconciliation of FMS total revenue to FMS operating revenue:

	Three months ended March 31,		Twelve months ended March 31,
	2022	2021	2022	2021
	(In thousands)
FMS total revenue	$1,529,228	$1,335,485	$5,872,691	$5,165,715
Fuel services and ChoiceLease liability insurance (1)	(247,081)	(167,372)	(818,126)	(577,570)
FMS operating revenue	$1,282,147	$1,168,113	$5,054,565	$4,588,145

FMS EBT	$248,199	$63,402	$847,887	$36,019
FMS EBT as a % of FMS total revenue	16.2%	4.7%	14.4%	0.7%
FMS EBT as a % of FMS operating revenue	19.4%	5.4%	16.8%	0.8%
————————————
(1)In the first quarter of 2021, we completed the previously announced exit of the extension of our liability insurance coverage for ChoiceLease customers.

The following table provides a reconciliation of SCS total revenue to SCS operating revenue:

	Three months ended March 31,		Twelve months ended March 31,
	2022	2021	2022	2021
	(In thousands)
SCS total revenue	$1,088,542	$706,700	$3,536,640	$2,622,673
Subcontracted transportation and fuel	(350,451)	(204,102)	(1,090,631)	(717,020)
SCS operating revenue	$738,091	$502,598	$2,446,009	$1,905,653

SCS EBT	$34,219	$32,957	$118,613	$161,872
SCS EBT as a % of SCS total revenue	3.1%	4.7%	3.4%	6.2%
SCS EBT as a % of SCS operating revenue	4.6%	6.6%	4.8%	8.5%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

The following table provides a reconciliation of DTS total revenue to DTS operating revenue:

	Three months ended March 31,		Twelve months ended March 31,
	2022	2021	2022	2021
	(In thousands)
DTS total revenue	$424,948	$320,507	$1,561,629	$1,214,993
Subcontracted transportation and fuel	(128,493)	(83,668)	(447,089)	(285,592)
DTS operating revenue	$296,455	$236,839	$1,114,540	$929,401

DTS EBT	$20,211	$12,982	$56,287	$74,244
DTS EBT as a % of DTS total revenue	4.8%	4.1%	3.6%	6.1%
DTS EBT as a % of DTS operating revenue	6.8%	5.5%	5.1%	8.0%

The following tables provide numerical reconciliations of net earnings to adjusted net earnings and average shareholders' equity to adjusted average shareholders' equity (Adjusted ROE), and of the non-GAAP elements used to calculate the adjusted return on equity to the corresponding GAAP measures:

	Twelve months ended March 31,
	2022	2021
	(In thousands)
Net earnings	$643,803	$38,189
Other items impacting comparability, net (1)	(13,438)	77,168
Income taxes (2)	228,452	4,856
Adjusted earnings before income taxes	858,817	120,213
Adjusted income taxes (3)	(215,301)	(18,657)
Adjusted net earnings [A]	$643,517	$101,556

Average shareholders’ equity	$2,531,568	$2,217,505
Average adjustments to shareholders’ equity (4)	(2,007)	54,758
Adjusted average shareholders’ equity [B]	$2,529,561	$2,272,263
Adjusted return on equity [A/B]	25.4%	4.5%

————————————
(1)Refer to the table below for a composition of other items impacting comparability, net for the 12-month rolling period:
(2)Includes income taxes on discontinued operations.
(3)Represents provision for income taxes plus income taxes on other items impacting comparability.
(4)Represents the impact of other items impacting comparability, net of tax, to equity for the respective period.

Note: Amounts may not be additive due to rounding.

	Twelve months ended March 31,
	2022	2021
	(In thousands)
Restructuring and other, net	$30,881	$43,536
ERP Implementation costs	5,084	31,556
Gains on sale of properties	(41,112)	(6,923)
Gains on sale of U.K. revenue earning equipment	(8,291)
Early redemption of medium-term notes	—	8,999
Other items impacting comparability, net	$(13,438)	$77,168

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
•our expectations regarding the effects of OEM delivery delays;
•the cyclical nature of the industries in which we compete;
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
•our expectations regarding the benefits from our strategic investments, including Whiplash;
•our expectations regarding the benefits of our pricing adjustments with respect to labor shortage costs in SCS and DTS;
•our expectations regarding the timeline for the exit of the FMS U.K. business;
•our expectation regarding the timeline of our sale to TIP Trailer Services U.K. Limited;
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
•our expectations regarding the finalized valuation and purchase price consideration allocation for the acquisition of Whiplash;
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
◦Ongoing developments related to geopolitical events, including the ongoing armed conflict between Russia and Ukraine, and its impact on the global economy and our business.
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
•Other risks detailed from time to time in our SEC filings including our 2021 Annual Report on Form 10-K and in “Item 1A.-Risk Factors” of this Quarterly Report.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to Ryder’s exposures to market risks since December 31, 2021. Please refer to the 2021 Annual Report on Form 10-K for a complete discussion of Ryder’s exposures to market risks.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

As of the end of the first quarter of 2022, we carried out an evaluation, under the supervision and with the participation of management, including Ryder’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the first quarter of 2022, Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2022, there were no changes in Ryder's internal control over financial reporting that have materially affected or are reasonably likely to materially affect such internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of our material pending legal proceedings, please refer to Note 16, “Contingencies and Other Matters,” in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

To our knowledge and except to the extent additional factual information disclosed in this Quarterly Report on Form 10-Q relates to such risk factors, there have been no material changes in the risk factors described in “Item 1A. Risk Factors” in our Form 10-K for the year ended December 31, 2021, filed with the SEC on February 17, 2022. Our operations could also be affected by additional risk factors that are not presently known to us or by factors that we currently consider not material to our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases we made of our common stock during the three months ended March 31, 2022:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Discretionary and Anti-Dilutive Programs (2) and the Accelerated Share Repurchase Program (3)
January 1 through January 31, 2022	245	$75.60	—	4,500,000
February 1 through February 28, 2022	3,248,479	76.45	3,052,270	7,552,270
March 1 through March 31, 2022	640	83.23	—	7,552,270
Total	3,249,364	$76.45	3,052,270
 ————————————
(1)During the three months ended March 31, 2022, we purchased an aggregate of 197,094 shares of our common stock in employee-related transactions. Employee-related transactions may include: (i) shares of common stock withheld as payment for the exercise price of options exercised or to satisfy the tax withholding liability associated with our share-based compensation programs and (ii) open-market purchases by the trustee of Ryder’s deferred compensation plans relating to investments by employees in our stock, one of the investment options available under the plans.
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
(3)In February 2022, our Board of Directors authorized a new accelerated share repurchase program (ASR) to repurchase up to $300 million of common stock, with final settlement scheduled to occur no later than the end of October 2022. The number of shares to be repurchased will be based on the average of Ryder's daily volume-weighted average price per share of common stock during a repurchase period, less a discount and subject to adjustments pursuant to the terms and conditions of the program agreement. During the three months ended March 31, 2022, we repurchased 3,052,270 shares for $300 million under the ASR.

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

RYDER SYSTEM, INC.
(Registrant)

Date:	April 27, 2022	By:	/s/ JOHN J. DIEZ
John J. Diez
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	April 27, 2022	By:	/s/ CRISTINA GALLO-AQUINO
Cristina Gallo-Aquino
Senior Vice President and Controller
(Principal Accounting Officer)