Form 10-Q
period 2022-06-30
RYDER SYSTEM INC
filed 2022-07-27
CIK 85961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No   ☑
The number of shares of Ryder System, Inc. Common Stock outstanding at June 30, 2022 was 51,194,660.

RYDER SYSTEM, INC.
FORM 10-Q QUARTERLY REPORT

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share amounts)	2022	2021	2022	2021
Lease & related maintenance and rental revenues	$1,049,604	$986,694	$2,074,589	$1,927,116
Services revenue	1,777,586	1,276,140	3,447,124	2,441,628
Fuel services revenue	206,472	119,403	365,811	235,115
Total revenues	3,033,662	2,382,237	5,887,524	4,603,859

Cost of lease & related maintenance and rental	687,894	702,444	1,386,735	1,432,588
Cost of services	1,520,121	1,090,015	2,966,830	2,089,807
Cost of fuel services	202,524	117,453	360,171	232,159
Selling, general and administrative expenses	360,687	302,749	702,696	578,391
Non-operating pension costs	2,581	(373)	5,368	(382)
Used vehicle sales, net	(129,566)	(51,634)	(242,560)	(80,485)
Interest expense	55,324	54,155	107,688	108,861
Miscellaneous income, net	(14,576)	(43,812)	(14,202)	(49,246)
Restructuring and other items, net	10,302	7,667	24,556	18,326
	2,695,291	2,178,664	5,297,282	4,330,019

Earnings from continuing operations before income taxes	338,371	203,573	590,242	273,840
Provision for income taxes	98,029	54,005	174,078	72,688
Earnings from continuing operations	240,342	149,568	416,164	201,152
Loss from discontinued operations, net of tax	(942)	(463)	(1,177)	(1,222)
Net earnings	$239,400	$149,105	$414,987	$199,930

Earnings (loss) per common share — Basic
Continuing operations	$4.80	$2.84	$8.20	$3.83
Discontinued operations	(0.02)	(0.01)	(0.02)	(0.02)
Net earnings	$4.78	$2.83	$8.18	$3.80

Earnings (loss) per common share — Diluted
Continuing operations	$4.72	$2.78	$8.05	$3.75
Discontinued operations	(0.02)	(0.01)	(0.02)	(0.02)
Net earnings	$4.70	$2.77	$8.03	$3.73
See accompanying notes to condensed consolidated financial statements.
Note: EPS amounts may not be additive due to rounding.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2022	2021	2022	2021
Net earnings	$239,400	$149,105	$414,987	$199,930
Other comprehensive (loss) income:
Changes in cumulative translation adjustment and unrealized losses from cash flow hedges	(44,694)	9,551	(42,070)	18,491

Amortization of pension and postretirement items	4,864	6,951	10,708	13,967
Income tax expense related to amortization of pension and postretirement items	(1,179)	(1,453)	(2,401)	(2,971)
Amortization of pension and postretirement items, net of taxes	3,685	5,498	8,307	10,996

Change in net actuarial loss and prior service cost	1,805	116	1,805	116
Income tax expense related to change in net actuarial loss and prior service cost	(473)	(80)	(473)	(80)
Change in net actuarial loss and prior service cost, net of taxes	1,332	36	1,332	36

Other comprehensive (loss) income, net of taxes	(39,677)	15,085	(32,431)	29,523

Comprehensive income	$199,723	$164,190	$382,556	$229,453
See accompanying Notes to Condensed Consolidated Financial Statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(In thousands, except share amounts)	June 30, 2022	December 31, 2021
Assets:
Current assets:
Cash and cash equivalents	$447,737	$233,961
Receivables, net	1,692,911	1,464,737
Inventories	82,097	68,677
Prepaid expenses and other current assets	194,570	693,239
Total current assets	2,417,315	2,460,614
Revenue earning equipment, net	8,319,137	8,323,039
Operating property and equipment, net of accumulated depreciation of $1,310,627 and $1,273,637	1,070,030	984,978
Goodwill	854,202	570,905
Intangible assets, net	310,745	170,205
Sales-type leases and other assets	1,504,453	1,324,582
Total assets	$14,475,882	$13,834,323

Liabilities and shareholders’ equity:
Current liabilities:
Short-term debt and current portion of long-term debt	$1,414,684	$1,333,363
Accounts payable	966,555	747,898
Accrued expenses and other current liabilities	1,206,580	1,119,602
Total current liabilities	3,587,819	3,200,863
Long-term debt	5,178,550	5,246,306
Other non-current liabilities	1,437,446	1,314,404
Deferred income taxes	1,439,507	1,274,804
Total liabilities	11,643,322	11,036,377

Commitments and contingencies (Note 15)
Shareholders’ equity:
Preferred stock, no par value per share — authorized, 3,800,917; none outstanding, June 30, 2022 and December 31, 2021	—	—
Common stock, $0.50 par value per share — authorized, 400,000,000; outstanding, June 30, 2022 — 51,194,660 and December 31, 2021 — 53,789,036	25,597	26,896
Additional paid-in capital	1,148,835	1,194,334
Retained earnings	2,379,800	2,265,957
Accumulated other comprehensive loss	(721,672)	(689,241)
Total shareholders’ equity	2,832,560	2,797,946
Total liabilities and shareholders’ equity	$14,475,882	$13,834,323
See accompanying Notes to Condensed Consolidated Financial Statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
(In thousands)	2022	2021
Cash flows from operating activities from continuing operations:
Net earnings	$414,987	$199,930
Less: Loss from discontinued operations, net of tax	(1,177)	(1,222)
Earnings from continuing operations	416,164	201,152
Depreciation expense	854,229	905,420
Used vehicle sales, net	(242,560)	(80,485)
Amortization expense and other non-cash charges, net	50,427	26
Non-cash lease expense	92,728	46,599
Non-operating pension costs, net and share-based compensation expense	27,882	22,912
Deferred income tax expense	123,455	56,397
Collections on sales-type leases	64,404	62,778
Changes in operating assets and liabilities:
Receivables	(187,425)	(105,319)
Inventories	(13,478)	(1,422)
Prepaid expenses and other assets	(31,406)	945
Accounts payable	82,019	65,771
Accrued expenses and other non-current liabilities	(133,663)	(43,541)
Net cash provided by operating activities from continuing operations	1,102,776	1,131,233

Cash flows from investing activities from continuing operations:
Purchases of property and revenue earning equipment	(1,195,012)	(904,399)
Sales of revenue earning equipment	600,822	330,277
Sales of operating property and equipment	35,342	44,409
Acquisitions, net of cash acquired	(429,771)	—
Other investing activities	6,207	(3,695)
Net cash used in investing activities from continuing operations	(982,412)	(533,408)

Cash flows from financing activities from continuing operations:
Net borrowings (repayments) of commercial paper and other	208,023	(198,560)
Debt proceeds	951,008	—
Debt repayments	(1,111,379)	(189,699)
Dividends on common stock	(62,811)	(60,826)
Common stock issued	(9,027)	20,552
Common stock repurchased	(300,280)	(48,978)
Other financing activities	(5,560)	(1,460)
Net cash used in financing activities from continuing operations	(330,026)	(478,971)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(15,482)	(2,369)
(Decrease) increase in cash, cash equivalents and restricted cash from continuing operations	(225,144)	116,485
Net cash (used) provided by operating activities from discontinued operations	(444)	213
(Decrease) increase in cash, cash equivalents, and restricted cash	(225,588)	116,698
Cash, cash equivalents, and restricted cash at beginning of period	673,325	151,294
Cash, cash equivalents, and restricted cash at end of period	$447,737	$267,992
See accompanying Notes to Condensed Consolidated Financial Statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

	Three months ended June 30, 2022
	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
(In thousands, except share amounts)	Amount	Shares	Par				Total
Balance as of April 1, 2022	$—	51,136,680	$25,568	$1,134,143	$2,170,625	$(681,995)	$2,648,341
Comprehensive income	—	—	—	—	239,400	(39,677)	199,723
Common stock dividends declared —$0.58 per share	—	—	—	—	(30,225)	—	(30,225)
Common stock issued under employee stock award and stock purchase plans and other (1) (2)	—	57,980	29	2,896	—	—	2,925
Common stock repurchases	—	—	—	—	—	—	—
Share-based compensation	—	—	—	11,796	—	—	11,796
Balance as of June 30, 2022	$—	51,194,660	$25,597	$1,148,835	$2,379,800	$(721,672)	$2,832,560

	Three months ended June 30, 2021
	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
(In thousands, except share amounts)	Amount	Shares	Par				Total
Balance as of April 1, 2021	$—	53,870,387	$26,935	$1,135,644	$1,919,875	$(802,767)	$2,279,687
Comprehensive income	—	—	—	—	149,105	15,085	164,190
Common stock dividends declared —$0.56 per share	—	—	—	—	(31,095)	—	(31,095)
Common stock issued under employee stock option and stock purchase plans and other (1) (2)	—	253,256	126	22,223	—	—	22,349
Common stock repurchases	—	(350,044)	(175)	(7,217)	(22,142)	—	(29,534)
Share-based compensation	—	—	—	12,617	—	—	12,617
Balance as of June 30, 2021	$—	53,773,599	$26,886	$1,163,267	$2,015,743	$(787,682)	$2,418,214
(1)Net of common shares delivered as payment for the exercise price or to satisfy the holders' withholding tax liability upon exercise of options
(2)Represents open-market transactions of common shares by the trustee of our deferred compensation plans

See accompanying Notes to Condensed Consolidated Financial Statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

	Six months ended June 30, 2022
	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
(In thousands, except share amounts)	Amount	Shares	Par				Total
Balance as of January 1, 2022	$—	53,789,036	$26,896	$1,194,334	$2,265,957	$(689,241)	$2,797,946
Comprehensive income	—	—	—	—	414,987	(32,431)	382,556
Common stock dividends declared —$1.16 per share	—	—	—	—	(61,149)	—	(61,149)
Common stock purchased under employee stock option and stock purchase plans and other (1) (2)	—	457,894	229	(9,256)	—	—	(9,027)
Common stock repurchases	—	(3,052,270)	(1,528)	(58,757)	(239,995)	—	(300,280)
Share-based compensation	—	—	—	22,514	—	—	22,514
Balance as of June 30, 2022	$—	51,194,660	$25,597	$1,148,835	$2,379,800	$(721,672)	$2,832,560

	Six months ended June 30, 2021
	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
(In thousands, except share amounts)	Amount	Shares	Par				Total
Balance as of January 1, 2021	$—	53,732,033	$26,866	$1,132,954	$1,912,942	$(817,205)	$2,255,557
Comprehensive income	—	—	—	—	199,930	29,523	229,453
Common stock dividends declared —$1.12 per share	—	—	—	—	(61,664)	—	(61,664)
Common stock issued under employee stock option and stock purchase plans and other (1) (2)	—	679,567	339	20,213	—	—	20,552
Common stock repurchases	—	(638,001)	(319)	(13,194)	(35,465)	—	(48,978)
Share-based compensation	—	—	—	23,294	—	—	23,294
Balance as of June 30, 2021	$—	53,773,599	$26,886	$1,163,267	$2,015,743	$(787,682)	$2,418,214
(1)Net of common shares delivered as payment for the exercise price or to satisfy the holders' withholding tax liability upon exercise of options
(2)Represents open-market transactions of common shares by the trustee of our deferred compensation plans

See accompanying notes to condensed consolidated financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. GENERAL

Interim Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Ryder System, Inc. (Ryder) and all entities in which Ryder has a controlling voting interest (subsidiaries) and variable interest entities (VIE) required to be consolidated in accordance with generally accepted accounting principles in the United States (GAAP). The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the accounting policies described in our 2021 Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements and notes thereto. The year-end condensed balance sheet data was derived from our audited financial statements, but does not include all disclosures required by GAAP. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair statement have been included and the disclosures herein are adequate. The operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. Certain prior period amounts have been reclassified to conform with the current period presentation. We included "Other operating expenses" together with "Selling, general and administrative expenses" in the unaudited Condensed Consolidated Statement of Earnings. In the second quarter and first half of 2022, we previously reported certain costs in "Cost of lease & related maintenance and rental" and "Cost of services" that should have been included in the "Cost of fuel services" within the unaudited Condensed Consolidated Statement of Earnings. These costs were not material to any financial statement line item and we elected to revise the presentation of these prior period costs to conform to the current year presentation in our financial statements.

We report our financial performance based on three business segments: (1) Fleet Management Solutions (FMS), which provides full service leasing and leasing with flexible maintenance options, commercial rental and maintenance services of trucks, tractors and trailers to customers principally in the United States (U.S.) and Canada; (2) Supply Chain Solutions (SCS), which provides integrated logistics solutions, including distribution management, dedicated transportation, transportation management, e-commerce, last mile and professional services in North America; and (3) Dedicated Transportation Solutions (DTS), which provides turnkey transportation solutions in the U.S. that includes dedicated vehicles, drivers, management, and administrative support. Dedicated transportation services provided as part of an operationally integrated, multi-service, supply chain solution to SCS customers are primarily reported in the SCS business segment. In February 2022, we announced our intentions to exit the FMS United Kingdom (U.K.) business. We expect to complete the exit of the FMS U.K. business by mid-2023.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Reference Rate Reform

In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2020-04, Reference Rate Reform (Topic 848). This update provides optional expedients for applying GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or other rates discontinued at the end of 2021 because of reference rate reform. The update is effective for all transactions from March 12, 2020 through December 31, 2022. We intend to apply this guidance if relevant contracts that include LIBOR or other discontinued rates are modified through December 31, 2022. We continuously evaluate the potential impact on our consolidated financial position, results of operations, and cash flows.

Leases

In July 2021, the FASB issued ASU No. 2021-05, Lessor - Certain Leases with Variable Lease Payments (Topic 842). This update requires lessors to classify leases as operating leases if they have variable lease payments that do not depend on an index or rate and would have selling losses if they were classified as sales-type or direct financing leases. The update is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Entities are permitted to apply this amendment using the retrospective or prospective approach. On January 1, 2022, we adopted the amendment on a prospective basis and it did not have a material impact on our consolidated financial position, results of operations, and cash flows.

3. SEGMENT REPORTING

Our primary measurement of segment financial performance, defined as segment “Earnings from continuing operations before income taxes” (EBT), includes an allocation of costs from Central Support Services (CSS) and excludes non-operating pension costs, net and certain other items as discussed in Note 14, “Other Items Impacting Comparability.” Segment results are not

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented.

The following table sets forth financial information for each of our segments and provides a reconciliation between segment EBT and earnings from continuing operations before income taxes:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2022	2021	2022	2021
Revenue:
Fleet Management Solutions:
ChoiceLease	$802,577	$802,832	$1,604,919	$1,599,920
Commercial rental	340,676	266,969	653,830	489,978
SelectCare and other	163,707	154,872	330,358	302,888
Fuel services and ChoiceLease liability insurance (1)	314,135	183,568	561,216	350,940
Fleet Management Solutions	1,621,095	1,408,241	3,150,323	2,743,726
Supply Chain Solutions	1,173,958	775,630	2,262,500	1,482,330
Dedicated Transportation Solutions	450,228	354,711	875,176	675,218
Eliminations (2)	(211,619)	(156,345)	(400,475)	(297,415)
Total revenue	$3,033,662	$2,382,237	$5,887,524	$4,603,859

Earnings from continuing operations before taxes:
Fleet Management Solutions	$285,322	$158,451	$533,521	$221,853
Supply Chain Solutions	52,640	41,041	86,859	73,998
Dedicated Transportation Solutions	23,156	13,162	43,367	26,144
Eliminations	(29,174)	(19,186)	(55,764)	(31,460)
	331,944	193,468	607,983	290,535
Unallocated Central Support Services	(23,768)	(17,864)	(39,772)	(36,296)
Non-operating pension costs, net (3)	(2,581)	373	(5,368)	382
Other items impacting comparability, net (4)	32,776	27,596	27,399	19,219
Earnings from continuing operations before income taxes	$338,371	$203,573	$590,242	$273,840
————————————
(1)In the first quarter of 2021, we completed the previously announced exit of the extension of our liability insurance coverage for ChoiceLease customers.
(2)Represents the elimination of intercompany revenues in our FMS business segment.
(3)Refer to Note 13, "Employee Benefit Plans," for a discussion on this item.
(4)Refer to Note 14, "Other Items Impacting Comparability," for a discussion of items excluded from our primary measure of segment performance.

The following table sets forth the capital expenditures paid for each of our segments:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2022	2021	2022	2021
Fleet Management Solutions	$560,749	$503,874	$1,111,839	$871,582
Supply Chain Solutions	39,625	14,450	65,575	22,980
Dedicated Transportation Solutions	1,115	256	1,454	562
Central Support Services	9,234	4,768	16,144	9,275
Purchases of property and revenue earning equipment	$610,723	$523,348	$1,195,012	$904,399

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
4. REVENUE
The following tables present our revenue recognized by primary geographical market by our reportable business segments and by industry for SCS. Refer to Note 3, "Segment Reporting," for the disaggregation of our revenue by major products/service lines.

Primary Geographical Markets

	Three months ended June 30, 2022
(In thousands)	FMS	SCS	DTS	Eliminations	Total
United States	$1,484,539	$1,040,218	$450,228	$(200,733)	$2,774,252
Canada	81,593	69,083	—	(10,886)	139,790
Europe (1)	54,963	—	—	—	54,963
Mexico	—	64,657	—	—	64,657
Total revenues	$1,621,095	$1,173,958	$450,228	$(211,619)	$3,033,662

(1)Refer to Note 14, "Other Items Impacting Comparability" for further information on the exit of the FMS U.K. business.

	Three months ended June 30, 2021
(In thousands)	FMS	SCS	DTS	Eliminations	Total
United States	$1,263,250	$661,715	$354,711	$(148,052)	$2,131,624
Canada	76,849	58,735	—	(8,293)	127,291
Europe	68,142	—	—	—	68,142
Mexico	—	55,180	—	—	55,180
Total revenues	$1,408,241	$775,630	$354,711	$(156,345)	$2,382,237

	Six months ended June 30, 2022
(In thousands)	FMS	SCS	DTS	Eliminations	Total
United States	$2,872,582	$2,011,418	$875,176	$(380,132)	$5,379,044
Canada	159,122	128,711	—	(20,343)	267,490
Europe	118,619	—	—	—	118,619
Mexico	—	122,371	—	—	122,371
Total revenues	$3,150,323	$2,262,500	$875,176	$(400,475)	$5,887,524

	Six months ended June 30, 2021
(In thousands)	FMS	SCS	DTS	Eliminations	Total
United States	$2,461,234	$1,263,013	$675,218	$(284,779)	$4,114,686
Canada	147,262	114,823	—	(12,636)	249,449
Europe	135,230	—	—	—	135,230
Mexico	—	104,494	—	—	104,494
Total revenues	$2,743,726	$1,482,330	$675,218	$(297,415)	$4,603,859

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

Industry

Our SCS business segment included revenue from the below industries:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2022	2021	2022	2021
Consumer packaged goods and retail	$538,401	$286,262	$1,038,699	$559,486
Automotive	388,493	307,499	742,730	579,054
Technology and healthcare	128,289	109,950	249,611	207,035
Industrial and other	118,775	71,919	231,460	136,755
Total SCS revenues	$1,173,958	$775,630	$2,262,500	$1,482,330

Lease & Related Maintenance and Rental Revenues
The non-lease revenue from maintenance services related to our FMS business is recognized in "Lease & related maintenance and rental revenues" in the Condensed Consolidated Statements of Earnings. For the three months ended June 30, 2022 and 2021, we recognized $262 million and $260 million, respectively. For the six months ended June 30, 2022 and 2021, we recognized $519 million and $510 million, respectively.
Deferred Revenue
The following table includes the changes in deferred revenue due to the collection and deferral of cash or the satisfaction of our performance obligation under the contract:

	Six months ended June 30,
(In thousands)	2022	2021
Balance as of beginning of period	$593,442	$629,739
Recognized as revenue during period from beginning balance	(163,168)	(109,558)
Consideration deferred during period, net	123,382	91,456
Foreign currency translation adjustment and other	9,968	1,499
Balance as of end of period	$563,624	$613,136
Contracted Not Recognized Revenue

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized (contracted not recognized revenue). Contracted not recognized revenue primarily includes deferred revenue and amounts for full service ChoiceLease maintenance revenue that will be recognized as revenue in future periods as we provide maintenance services to our customers. Contracted not recognized revenue excludes (1) variable consideration as it is not included in the transaction price consideration allocated at contract inception; (2) revenues from our lease component of our ChoiceLease product and commercial rental product; (3) revenues from contracts with an original duration of one year or less, including SelectCare contracts; and (4) revenue from SCS, DTS and other contracts where there are remaining performance obligations when we have the right to invoice but the revenue to be recognized in the future corresponds directly with the value delivered to the customer. Contracted not recognized revenue was $2.3 billion as of June 30, 2022.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

5. RECEIVABLES, NET

(In thousands)	June 30, 2022	December 31, 2021
Trade	$1,527,593	$1,280,766
Sales-type leases	127,436	148,134
Other, primarily warranty and insurance	75,875	67,141
	1,730,904	1,496,041
Allowance for credit losses and other	(37,993)	(31,304)
Total	$1,692,911	$1,464,737

The following table provides a reconciliation of our allowance for credit losses and other:

	Six months ended June 30,
(In thousands)	2022	2021
Balance as of beginning of period	$31,304	$43,024
Changes to provisions for credit losses	18,409	(1,076)
Write-offs and other	(11,720)	(1,316)
Balance as of end of period	$37,993	$40,632

6. REVENUE EARNING EQUIPMENT, NET

	Estimated Useful Lives (In Years)	June 30, 2022			December 31, 2021
(Dollars in thousands)		Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
Held for use:
Trucks	3 — 7	$5,380,625	$(2,167,247)	$3,213,378	$5,223,127	$(2,055,135)	$3,167,992
Tractors	4 — 7.5	7,264,179	(3,144,334)	4,119,845	7,256,002	(3,059,206)	4,196,796
Trailers and other	9.5 — 12	1,555,425	(663,521)	891,904	1,780,487	(868,820)	911,667
Held for sale		362,028	(268,018)	94,010	209,506	(162,922)	46,584
Total		$14,562,257	$(6,243,120)	$8,319,137	$14,469,122	$(6,146,083)	$8,323,039
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

The following table provides a summary of incremental depreciation expense that has been recorded related to our previous residual value estimate changes as well as used vehicle sales results (rounded to the closest million):

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Depreciation expense related to estimate changes	$49	$75	$97	$163
Used vehicle sales, net (1)	(130)	(52)	(243)	(80)
————————————————
(1)Used vehicle sales, net for the second quarter and six months ended June 30, 2022, included $20 million and $28 million, respectively, of gains on sales of vehicles in the U.K. Refer to Note 14, "Other Items Impacting Comparability"
Used Vehicle Sales and Valuation Adjustments
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

The following table presents revenue earning equipment held for sale that are measured at fair value on a nonrecurring basis and considered a Level 3 fair value measurement:

			Losses from Valuation Adjustments
			Three months ended June 30,		Six months ended June 30,
(In thousands)	June 30, 2022	December 31, 2021	2022	2021	2022	2021
Revenue earning equipment held for sale (1):
Trucks	$383	$931	$461	$684	$987	$1,574
Tractors	1,113	1,485	1,762	575	2,452	659
Trailers and other	332	1,309	205	1,828	485	3,875
Total assets at fair value	$1,828	$3,725	$2,428	$3,087	$3,924	$6,108
 ————————————
(1)Reflects only the portion where net book values exceeded fair values and valuation adjustments were recorded. The net book value of assets held for sale that were less than fair value was $92 million and $43 million as of June 30, 2022 and December 31, 2021, respectively.

The components of used vehicle sales, net were as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2022	2021	2022	2021
Gains on vehicle sales, net	$(131,994)	$(54,721)	$(246,484)	$(86,593)
Losses from valuation adjustments	2,428	3,087	3,924	6,108
Used vehicle sales, net	$(129,566)	$(51,634)	$(242,560)	$(80,485)

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

7. ACCRUED EXPENSES AND OTHER LIABILITIES

	June 30, 2022			December 31, 2021
(In thousands)	Accrued Expenses	Non-Current Liabilities	Total	Accrued Expenses	Non-Current Liabilities	Total
Salaries and wages	$206,567	$—	$206,567	$210,350	$—	$210,350
Insurance obligations (1)	194,401	313,864	508,265	186,449	311,209	497,658
Operating taxes	186,403	—	186,403	165,680	—	165,680
Deposits, mainly from customers	88,386	—	88,386	94,547	—	94,547
Operating lease liabilities	162,415	407,294	569,709	100,232	255,573	355,805
Deferred revenue (2)	182,573	381,051	563,624	182,785	410,657	593,442
Other	185,835	335,237	521,072	179,559	336,965	516,524
Total	$1,206,580	$1,437,446	$2,644,026	$1,119,602	$1,314,404	$2,434,006
 ————————————
(1)Insurance obligations primarily represent self-insured claim liabilities.
(2)Refer to Note 4, "Revenue," for additional information.

8. LEASES
Leases as Lessor
The components of lease income were as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2022	2021	2022	2021
Operating leases
Lease income related to ChoiceLease	$378,837	$386,650	$760,382	$776,261
Lease income related to commercial rental (1)	325,134	255,098	623,269	465,382

Sales-type leases
Interest income related to net investment in leases	$10,227	$11,040	$20,955	$25,455

Variable lease income excluding commercial rental (1)	$71,122	$72,129	$145,342	$144,122
————————————
(1)Lease income related to commercial rental includes both fixed and variable lease income. Variable income is approximately 15% to 25% of total commercial rental income based on management's internal estimates.

The components of net investment in sales-type leases, which are included in "Receivables, net" and "Sales-type leases and other assets" in the Condensed Consolidated Balance Sheets, were as follows:

(In thousands)	June 30, 2022	December 31, 2021
Net investment in the lease — lease payment receivable	$521,196	$583,008
Net investment in the lease — unguaranteed residual value in assets	35,390	46,740
	556,586	629,748
Estimated loss allowance	(2,855)	(3,705)
Total	$553,731	$626,043

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

9. DEBT

	Weighted Average Interest Rate
(Dollars in thousands)	June 30, 2022	Maturities	June 30, 2022	December 31, 2021
Debt:
U.S. commercial paper	1.59%	2026	$746,252	$531,157
Canadian commercial paper	—%	2026	—	7,087
Trade receivables financing program	0.44%	2023	50,000	—
Global revolving credit facility	—%	2026	—	—
Unsecured U.S. obligations	3.41%	2024	200,000	200,000
Unsecured U.S. notes — Medium-term notes (1)	3.42%	2022-2027	5,019,000	5,149,893
Unsecured foreign obligations	2.72%	2022-2024	111,533	140,265
Asset-backed U.S. obligations (2)	2.67%	2022-2026	447,621	526,712
Finance lease obligations and other		2022-2030	40,796	44,595
			6,615,201	6,599,709
Debt issuance costs and original issue discounts			(21,967)	(20,040)
Total debt			6,593,234	6,579,669
Short-term debt and current portion of long-term debt			(1,414,684)	(1,333,363)
Long-term debt			$5,178,550	$5,246,306
 ————————————
(1)Includes the impact from the fair market values of hedging instruments on our notes, which was $31 million as of June 30, 2022, and not material as of December 31, 2021. The notional amount of the executed interest rate swaps designated as fair value hedges was $650 million and $450 million as of June 30, 2022 and December 31, 2021, respectively.
(2)Asset-backed U.S. obligations are related to financing transactions backed by a portion of our revenue earning equipment.

The fair value of total debt (excluding finance lease and asset-backed U.S. obligations) was approximately $6.2 billion for both periods as of June 30, 2022 and December 31, 2021. For publicly-traded debt, estimates of fair value were based on market prices. For other debt, fair value was estimated based on a model-driven approach using rates currently available to us for debt with similar terms and remaining maturities. The fair value measurements of our publicly-traded debt and our other debt were classified within Level 2 of the fair value hierarchy.

As of June 30, 2022, there was $654 million available under the global credit facility. In order to maintain availability of funding, we must maintain a ratio of debt to consolidated net worth of less than or equal to 300%, as defined in the credit facility agreement. As of June 30, 2022, the ratio was 172%. We had letters of credit and surety bonds outstanding of $465 million and $456 million as of June 30, 2022 and December 31, 2021, respectively, which primarily guarantee the payment of insurance claims.

As of June 30, 2022, the available proceeds under the trade receivables financing program were $250 million. In May 2022, we extended the maturity of the trade receivables financing program to expire in May 2023.

In February 2022, we issued an aggregate principal amount of $450 million unsecured medium terms notes that mature on March 1, 2027. The notes bear interest at a rate of 2.85% per year. In May 2022, we issued an aggregate principal amount of $300 million unsecured medium-term notes that mature on June 15, 2027. The notes bear interest at a rate of 4.30% per year.

10. SHARE REPURCHASE PROGRAMS

In February 2022, our Board of Directors authorized a new accelerated share repurchase program to repurchase up to $300 million of common stock. During February 2022, we remitted $300 million to our agent for the accelerated share repurchase program. We received an initial share amount of approximately 3.1 million, representing approximately 80% of the total notional value of the accelerated share repurchase agreement. The remaining amount of shares purchased under the program will be delivered to Ryder when the program ends, no later than October 2022.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

We maintain two additional share repurchase programs. The first program grants management discretion to repurchase up to 2.0 million shares of common stock over a period of two years, commencing October 14, 2021 and expiring October 14, 2023 (the "2021 Discretionary Program"). The 2021 Discretionary Program is designed to provide management with capital structure flexibility while concurrently managing objectives related to balance sheet leverage, acquisition opportunities, and shareholder returns. The second program authorizes management to repurchase up to 2.5 million shares of common stock, issued to employees under the company's employee stock plans since September 1, 2021 (the "2021 Anti-Dilutive Program"). The 2021 Anti-Dilutive Program is designed to mitigate the dilutive impact of shares issued under the company's employee stock plans. The 2021 Anti-Dilutive Program commenced October 14, 2021 and expires October 14, 2023. Share repurchases under both programs can be made from time to time using the company's working capital and a variety of methods, including open-market transactions and trading plans established pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The timing and actual number of shares repurchased are subject to market conditions, legal requirements and other factors, including balance sheet leverage, availability of quality acquisitions and stock price. During the six months ended June 30, 2022, we did not repurchase any shares under these programs. During the six months ended June 30, 2021, we repurchased 638,001 shares for $49 million under the 2019 anti-dilutive program.

11. ACCUMULATED OTHER COMPREHENSIVE LOSS

Comprehensive (loss) income presents a measure of all changes in shareholders’ equity except for changes resulting from transactions with shareholders in their capacity as shareholders. The following summary sets forth the components of accumulated other comprehensive loss, net of tax:

	Six months ended June 30,
(In thousands)	2022	2021
Cumulative translation adjustments	$(206,395)	$(132,115)
Net actuarial loss and prior service cost	(519,043)	(644,008)
Unrealized gain (loss) from cash flow hedges	3,766	(11,559)
Accumulated other comprehensive loss	$(721,672)	$(787,682)

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

12. EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per common share from continuing operations:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Earnings from continuing operations	$240,342	$149,568	$416,164	$201,152
Less: Distributed and undistributed earnings allocated to unvested stock	(1,271)	(703)	(2,143)	(940)
Earnings from continuing operations available to common shareholders	$239,071	$148,865	$414,021	200,212

Weighted average common shares outstanding — Basic	49,852	52,378	50,474	52,333
Effect of dilutive equity awards	1,073	1,213	1,226	1,039
Weighted average common shares outstanding — Diluted	50,925	53,591	51,700	53,372

Earnings from continuing operations per common share — Basic	$4.80	$2.84	$8.20	$3.83
Earnings from continuing operations per common share — Diluted	$4.72	$2.78	$8.05	$3.75
Anti-dilutive equity awards not included in diluted EPS	1,068	417	765	958
 ————————————
Note: Amounts may not be additive due to rounding.

13. EMPLOYEE BENEFIT PLANS

Components of net pension expense for defined benefit pension plans were as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2022	2021	2022	2021
Company-administered plans:
Service cost	$198	$180	$438	$548
Interest cost	15,785	14,483	31,609	29,018
Expected return on plan assets	(18,484)	(21,791)	(37,066)	(43,485)
Amortization of net actuarial loss and prior service cost	5,299	7,031	10,771	14,128
Net pension expense	$2,798	$(97)	$5,752	$209

Company-administered plans:
U.S.	$3,324	$2,090	$6,647	$4,453
Non-U.S.	(526)	(2,187)	(895)	(4,244)
Net pension expense	$2,798	$(97)	$5,752	$209

Non-operating pension costs, net include the amortization of net actuarial loss and prior service cost, interest cost and expected return on plan assets components of pension and postretirement benefit costs, as well as any significant charges for settlements or curtailments if recognized. During the six months ended June 30, 2022, we contributed $19 million to our pension plans. We do not expect additional contributions to our pension plans for the year 2022. We also maintain other postretirement benefit plans that are not reflected in the table above as the amount of postretirement benefit expense for such plans was not material for any period presented.

14. OTHER ITEMS IMPACTING COMPARABILITY
Our primary measure of segment performance as shown in Note 3, "Segment Reporting," excludes certain items we do not believe are representative of the ongoing operations of the segment. Excluding these items from our segment measure of performance allows for better year over year comparison:

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2022	2021	2022	2021
Restructuring and other, net	$10,302	$2,577	$24,556	$5,605
ERP implementation costs	—	5,090	—	12,721
Restructuring and other items, net	10,302	7,667	24,556	18,326
Gains on sale of U.K. revenue earning equipment	(20,080)	—	(28,371)	—
Gains on sale of properties	(22,998)	(35,263)	(23,584)	(36,768)
ChoiceLease liability insurance revenue (1)	—	—	—	(777)
Other items impacting comparability, net	$(32,776)	$(27,596)	$(27,399)	$(19,219)
 ————————————
(1) Refer to Note 3, "Segment Reporting," for additional information.
Note: Amounts may not be additive due to rounding.

During the six months ended June 30, 2022 and 2021, other items impacting comparability included:
•Restructuring and other, net — For the second quarter of 2022, this item primarily included professional fees related to the pursuit of a discrete commercial claim of $5 million and U.K. severance costs as part of our plan to exit the FMS U.K. business of $4 million. For the six months ended June 30, 2022, this item primarily included professional fees related to the pursuit of a discrete commercial claim and transaction costs related to the acquisition of PLG Investments I, LLC. (Whiplash) of approximately $16 million and U.K. severance costs as part of our plan to exist the FMS U.K. business of $7 million. In February 2022, we announced our intention to exit the FMS U.K. business and we expect to complete the exit plan by mid-2023. For the three and six months ended June 30, 2021, this item primarily included professional fees related to the pursuit of a discrete commercial claim.

•Gains on sale of U.K. revenue earning equipment and properties — For the three and six months ended June 30, 2022, we recorded gains on the sale of U.K. revenue earning equipment and properties as part of our plan to exit the FMS U.K. business. We recorded gains on sale of properties for the six months ended June 30, 2021, primarily for certain FMS properties in the U.K. that were restructured as part of cost reduction activities in prior periods. The gains on sale of U.K. revenue earning equipment are reflected within "Used Vehicles Sales, net" and the gains on sale of properties are reflected within "Miscellaneous income, net" in our Condensed Consolidated Statements of Earnings.
The following table summarizes the activities within, and components of, restructuring liabilities for 2022:

(In thousands)	Six months ended June 30, 2022
Balance as of beginning of period	$10,484
Workforce reduction charges	5,415
Utilization (1)	(3,730)
Balance as of end of period (2)	$12,169
_________________
(1)Principally represents cash payments.
(2)Included in "Accrued expenses and other current liabilities" in the Condensed Consolidated Balance Sheets.

15.  CONTINGENCIES AND OTHER MATTERS

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

Securities Litigation Relating to Residual Value Estimates

On May 20, 2020, a putative class action on behalf of purchasers of our securities who purchased or otherwise acquired their securities between July 23, 2015 and February 13, 2020, inclusive (Class Period), was commenced against Ryder and certain of our current and former officers in the U.S. District Court for the Southern District of Florida (the "Securities Class Action"). The complaint alleges, among other things, that the defendants misrepresented Ryder’s depreciation policy and residual value estimates for its vehicles during the Class Period in violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seeks to recover, among other things, unspecified compensatory damages and attorneys' fees and costs. On August 3, 2020, the State of Alaska, Alaska Permanent Fund, the City of Fort Lauderdale General Employees’ Retirement System, and the City of Plantation Police Officers Pension Fund were appointed lead plaintiffs. On October 5, 2020, the lead plaintiffs filed an amended complaint. On December 4, 2020, Ryder and the other named defendants in the case filed a Motion to Dismiss the amended complaint. On May 12, 2022, the court denied the defendants' motion to dismiss. The court entered a case management schedule on June 27, 2022, which, among other things, provides that discovery shall be completed by October 2023 and the commencement of trial in June 2024.

As previously disclosed, between June 2020 and February 2, 2021, five shareholder derivative complaints were filed purportedly on behalf of Ryder against us as nominal defendant and certain of our current and former officers and our current directors. The complaints are generally based on allegations set forth in the Securities Class Action complaint and allege breach of fiduciary duties, unjust enrichment, and waste of corporate assets. The plaintiffs, on our behalf, are seeking an award of monetary damages and restitution to us, improvements in our corporate governance and internal procedures, and legal fees. Three of these derivative complaints were filed in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, which were then consolidated into a single action (the "State Action"). Two of the complaints were filed in U.S. District Court for the Southern District of Florida (the "Federal Actions", and together with the State Action, the "Derivative Cases"). All of the Derivative Cases were stayed (stopped) pending the resolution of the motion to dismiss the Securities Class Action described in the paragraph above. On July 18, 2022 the Federal Actions were further stayed pending the final resolution of the State Action. On July 26, 2022, the State Action was further stayed until the conclusion of summary judgment proceedings in the Securities Class Action (except that certain discovery would be permitted).

We believe the claims asserted in the complaints are without merit and intend to defend against them vigorously.

16. SUPPLEMENTAL CASH FLOW INFORMATION

	Six months ended June 30,
(In thousands)	2022	2021
Interest paid	$100,282	$104,417
Income taxes paid	$66,501	$15,812

Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$86,251	$46,482

Right-of-use assets obtained in exchange for lease obligations:
Finance leases	$5,096	$5,622
Operating leases	$118,351	$30,274

Capital expenditures acquired but not yet paid	$290,176	$167,587

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

17. ACQUISITIONS

On January 1, 2022, we acquired all the outstanding equity of PLG Investments I, LLC (Whiplash), a leading national provider of omnichannel fulfillment and logistics services for an approximate purchase price of $483 million. The acquisition is included in our SCS business segment, and will expand our e-commerce and omnichannel fulfillment network.

The following table provides the preliminary purchase price allocation of the fair value of the assets and liabilities for Whiplash as of the acquisition date:

(In thousands)	January 1, 2022
Assets:
Receivables, net	$78,765
Goodwill	280,081
Customer relationships and other intangible assets	157,400
Other assets, primarily operating lease right-of-use assets	241,646
Total assets	757,892

Liabilities:
Accrued expenses and other current liabilities	78,254
Other liabilities, primarily operating lease liabilities	196,869
Net assets acquired	$482,769

The excess of the purchase consideration over the aggregate estimated fair values of identifiable assets acquired and liabilities assumed was recorded as goodwill. The goodwill recognized reflects anticipated supply chain services growth opportunities and expected cost synergies of combining Whiplash with our business. None of the goodwill is deductible for income tax purposes. Customer relationship intangible assets are expected to be amortized over 13 years. The purchase price included $439 million of restricted cash placed in escrow and the remaining amount classified as a deposit as of December 31, 2021. These amounts were recorded in "Prepaid expenses and other current assets" in the Condensed Consolidated Balance Sheet as of December 31, 2021. The cash paid from escrow during the first quarter of 2022 is reflected in "Acquisitions, net of cash acquired" in the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2022.

We believe that we have sufficient information to provide a reasonable basis for estimating the fair values of assets acquired and liabilities assumed. The purchase price allocation excludes certain items to be resolved post-closing with the seller, which may result in additional adjustments to the final purchase price. Therefore, the provisional measurements of estimated fair values reflected are subject to change. We expect to finalize the valuation and complete the purchase consideration allocation no later than December 31, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included under Item 1, as well as our audited Consolidated Financial Statements and notes thereto and related MD&A included in the 2021 Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform with the current period presentation. We included "Other operating expenses" together with "Selling, general and administrative expenses" in the unaudited Condensed Consolidated Statement of Earnings. In the second quarter and first half of 2021, we previously reported certain costs in "Cost of lease & related maintenance and rental" and "Cost of services" that should have been included in the "Cost of fuel services" within the unaudited Condensed Consolidated Statement of Earnings. These costs were not material to any financial statement line item and we elected to revise the presentation of these prior period costs to conform to the current year presentation in our financial statements.

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

Business Trends

In the second quarter and first half of 2022, supply chain disruptions and labor shortage challenges continue to contribute to increased demand for our services as companies seek long-term outsourcing solutions. In addition, the limited supply of vehicles available in the market contributed to robust demand and pricing for our rental and used vehicles.

In our Fleet Management Solutions (FMS) business, the used vehicle sales and rental market have benefited from strong demand and pricing trends, resulting in higher year over year performance in both of these areas. Used vehicle market conditions remain strong despite a modest decline in sequential tractor pricing. We continue to anticipate that the historically strong used vehicle sales and rental market environment will moderate in the second half of the year, with slower freight growth partially offset by ongoing tight market capacity. We have benefited from market acceptance for higher lease pricing on new and renewing leases, resulting in improved portfolio returns. If the limited supply of vehicles continues for an extended period, we will likely continue to experience benefits in rental and used vehicle pricing and overall demand; however, we may experience limited rental and lease fleet growth from OEM delivery delays and lower vehicle sales volumes due to limited used vehicle inventory.

In our Supply Chain Solutions (SCS) business, we are seeing strong outsourcing trends in warehousing and distribution, as well as in e-commerce fulfillment and last mile delivery of big and bulky items. We continue to experience new contract wins in SCS and Dedicated Transportation Solutions (DTS), which combined with recent acquisitions, contributed to significant revenue growth. Our previously announced acquisitions are performing well and above expectations and provide us with enhanced capabilities in fast-growing e-commerce fulfillment and in multi-client warehousing. During the second quarter and first half of 2022, continued labor shortages, resulted in higher labor costs, impacting all of our business segments, particularly our DTS and SCS segments. In the second quarter, our DTS and SCS pricing adjustments more than covered the negative impact of increased labor costs. In the second half of 2022, we expect these pricing adjustments to help DTS and SCS return to their target earnings levels.

While we are experiencing positive momentum in our businesses, other unknown effects of the pandemic, extended higher fuel prices, inflationary cost pressures, prolonged labor shortages, extended disruptions in vehicle and vehicle part production and rising interest rates may negatively impact demand for our business, financial results, and significant judgments and estimates.

SELECTED OPERATING PERFORMANCE ITEMS

•Total revenue of $3.0 billion and operating revenue (a non-GAAP measure) of $2.3 billion for second quarter of 2022 increased 27% and 20%, respectively as compared to prior year, reflecting revenue growth across all business segments
•Diluted EPS from continuing operations of $4.72 in the second quarter of 2022 versus $2.78 in prior year, reflecting significantly improved results in FMS and higher results in DTS

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
•Comparable EPS (a non-GAAP measure) from continuing operations of $4.43 in the second quarter of 2022 versus $2.40 in prior year
•Adjusted Return on Equity (ROE) (a non-GAAP measure) of 28.0% in the second quarter of 2022
•Net cash provided by operating activities from continuing operations of $1.1 billion and free cash flow (a non-GAAP measure) of $551 million in the second quarter of 2022

The following discussion provides a summary of financial highlights that are discussed in more detail throughout our MD&A and within the Notes to Condensed Consolidated Financial Statements:

	Three months ended June 30,		Six months ended June 30,		Change 2022/2021
(Dollars in thousands, except per share)	2022	2021	2022	2021	Three Months	Six Months
Total revenue	$3,033,662	$2,382,237	$5,887,524	$4,603,859	27%	28%
Operating revenue (1)	2,307,106	1,922,820	4,522,693	3,740,183	20%	21%

Earnings from continuing operations before income taxes (EBT)	$338,371	$203,573	$590,242	$273,840	66%	116%
Comparable EBT (1)	308,176	175,604	568,211	254,239	75%	123%
Earnings from continuing operations	240,342	149,568	416,164	201,152	61%	107%
Comparable earnings from continuing operations (1)	225,544	129,138	413,843	187,328	75%	121%
Net earnings	239,400	149,105	414,987	199,930	61%	108%
Comparable EBITDA (1)	688,107	624,055	1,335,159	1,191,470	10%	12%

Earnings per common share (EPS) — Diluted
Continuing operations	$4.72	$2.78	$8.05	$3.75	70%	115%
Comparable (1)	4.43	2.40	8.00	3.49	85%	129%
Net earnings	4.70	2.77	8.03	3.73	70%	115%
(1)Non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.

Total revenue increased 27% in the second quarter of 2022 and 28% for the six months ended June 30, 2022. Operating revenue (a non-GAAP measure excluding fuel, subcontracted transportation and ChoiceLease liability insurance revenues) increased 20% in the second quarter of 2022 and 21% in the six months ended June 30, 2022. The increases in total and operating revenue for both the second quarter and six months ended June 30, 2022, were primarily due to higher revenue across all of our business segments and the SCS acquisitions of PLG Investments I, LLC (Whiplash) and Midwest Warehouse & Distribution System (Midwest). Total revenue in both periods also increased from higher subcontracted transportation and fuel revenue.

EBT and comparable EBT (a non-GAAP measure) increased to $338 million and $308 million, respectively, in the second quarter of 2022 from $204 million and $176 million, respectively, in the prior year period. For the six months ended June 30, 2022, EBT and comparable EBT (a non-GAAP measure) increased to $590 million and $568 million, respectively, as compared to earnings of $274 million and $254 million, respectively in the prior year period. The increases in both periods were primarily due to higher gains on used vehicles sold in North America, higher commercial rental results and a declining impact of depreciation expense from prior residual value estimate changes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
CONSOLIDATED RESULTS

Lease & Related Maintenance and Rental

	Three months ended June 30,		Six months ended June 30,		Change 2022/2021
(Dollars in thousands)	2022	2021	2022	2021	Three Months	Six Months
Lease & related maintenance and rental revenues	$1,049,604	$986,694	$2,074,589	$1,927,116	6%	8%
Cost of lease & related maintenance and rental	687,894	702,444	1,386,735	1,432,588	(2)%	(3)%
Gross margin	$361,710	$284,250	$687,854	$494,528	27%	39%
Gross margin %	34%	29%	33%	26%

Lease & related maintenance and rental revenues represent revenues from our ChoiceLease and commercial rental product offerings within our FMS business segment. Revenues increased 6% in the second quarter of 2022 and 8% for the six months ended June 30, 2022, driven primarily by increases in commercial rental demand and pricing.

Cost of lease & related maintenance and rental represents the direct costs related to lease & related maintenance and rental revenues and are comprised of depreciation of revenue earning equipment, maintenance costs (primarily repair parts and labor), and other costs such as licenses, insurance and operating taxes. Cost of lease & related maintenance and rental excludes interest costs from vehicle financing, which are reported within "Interest Expense" in our Condensed Consolidated Statements of Earnings. Cost of lease & related maintenance and rental decreased 2% in the second quarter of 2022 and 3% for the six months ended June 30, 2022, due to declining depreciation expense impacts from prior residual value estimate changes.

Lease & related maintenance and rental gross margin increased in the second quarter of 2022 and for the six months ended June 30, 2022, primarily due to higher commercial rental pricing and utilization, a declining impact of depreciation expense from prior residual value estimate changes, and higher ChoiceLease pricing.

Services

	Three months ended June 30,		Six months ended June 30,		Change 2022/2021
(Dollars in thousands)	2022	2021	2022	2021	Three Months	Six Months
Services revenue	$1,777,586	$1,276,140	$3,447,124	$2,441,628	39%	41%
Cost of services	1,520,121	1,090,015	2,966,830	2,089,807	39%	42%
Gross margin	$257,465	$186,125	$480,294	$351,821	38%	37%
Gross margin %	14%	15%	14%	14%

Services revenue represents all the revenues associated with our SCS and DTS business segments, as well as SelectCare and fleet support services associated with our FMS business segment. Services revenue increased 39% in the second quarter of 2022 and 41% for the six months ended June 30, 2022, due to increases in revenue in SCS and DTS growth from acquisitions, new business, higher volumes and higher pricing.

Cost of services represents the direct costs related to services revenue and is primarily comprised of salaries and employee-related costs, subcontracted transportation (purchased transportation from third parties), fuel, vehicle liability costs and maintenance costs. Cost of services increased 39% in the second quarter and 42% for the six months ended June 30, 2022, primarily due to the growth in revenues and higher subcontracted transportation and labor costs in SCS and DTS.

Services gross margin increased 38% in the second quarter of 2022 and increased 37% for the six months ended June 30, 2022, due to the increase in revenue. Services gross margin as a percentage of revenue declined slightly in the second quarter of 2022 due to higher labor costs and remained consistent for the six months ended June 30, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Fuel

	Three months ended June 30,		Six months ended June 30,		Change 2022/2021
(Dollars in thousands)	2022	2021	2022	2021	Three Months	Six Months
Fuel services revenue	$206,472	$119,403	$365,811	$235,115	73%	56%
Cost of fuel services	202,524	117,453	360,171	232,159	72%	55%
Gross margin	$3,948	$1,950	$5,640	$2,956	102%	91%
Gross margin %	2%	2%	2%	1%

Fuel services revenue represents fuel services provided to our FMS customers. Fuel services revenue increased 73% in the second quarter of 2022 and 56% for the six months ended June 30, 2022, primarily reflecting higher fuel prices passed through to customers.

Cost of fuel services includes the direct costs associated with providing our customers with fuel. These costs include fuel, salaries and employee-related costs of fuel island attendants and depreciation of our fueling facilities and equipment. Cost of fuel services increased 72% in the second quarter of 2022 and 55% for the six months ended June 30, 2022, as a result of higher fuel prices.

Fuel services gross margin increased in the second quarter of 2022 and for the six months ended June 30, 2022. Fuel services gross margin as a percentage of revenue remained flat at 2% in the second quarter of 2022 and increased to 2% for the six months ended June 30, 2022. Fuel is largely a pass-through to customers for which we realize minimal changes in margin during periods of steady market fuel prices. However, fuel services margin is impacted by sudden increases or decreases in market fuel prices during a short period of time, as customer pricing for fuel is established based on current market fuel costs. Fuel services gross margin for the second quarter of 2022 and six months ended June 30, 2022, was not significantly impacted by these price change dynamics as fuel prices fluctuated during the period.

Selling, General and Administrative Expenses

	Three months ended June 30,		Six months ended June 30,		Change 2022/2021
(Dollars in thousands)	2022	2021	2022	2021	Three Months	Six Months
Selling, general and administrative expenses (SG&A)	$360,687	$302,749	$702,696	$578,391	19%	21%
Percentage of total revenue	12%	13%	12%	13%

SG&A expenses increased 19% and 21%in the second quarter and six months ended June 30, 2022, respectively. The increase in both periods is mainly due to higher incentive-based compensation costs, higher bad debt expense, amortization of intangibles from the Whiplash and Midwest acquisitions and higher travel expense, offset by decreased deferred compensation. The increase in SG&A expenses for the six months ended June 30, 2022, also included increased strategic investments in information technology. SG&A expenses as a percentage of total revenue decreased to 12% for the second quarter of 2022 and for the six months ended June 30, 2022.

Non-Operating Pension Costs, net

	Three months ended June 30,		Six months ended June 30,		Change 2022/2021
(Dollars in thousands)	2022	2021	2022	2021	Three Months	Six Months
Non-operating pension costs, net	$2,581	$(373)	$5,368	$(382)	NM	NM
_______________________________
NM - Denotes Not Meaningful throughout the MD&A

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Used Vehicle Sales, net

	Three months ended June 30,		Six months ended June 30,		Change 2022/2021
(Dollars in thousands)	2022	2021	2022	2021	Three Months	Six Months
Gains on used vehicle sales, net	$(129,566)	$(51,634)	$(242,560)	$(80,485)	151%	201%

Used vehicle sales, net includes gains or losses from sales of used vehicles, selling costs associated with used vehicles and write-downs of vehicles held for sale to fair market values (referred to as "valuation adjustments"). Used vehicle sales, net increase in the second quarter of 2022 and six months ended June 30, 2022, due to higher proceeds per unit on sales of used vehicles.

Average proceeds per unit increased in the second quarter of 2022 and for the six months ended June 30, 2022, primarily reflecting higher retail pricing and retail channel mix. The following table presents the average used vehicle pricing changes for North America compared to the prior year:

	Proceeds per unit change 2022/2021 (1)
	Three Months	Six Months
Tractors	91%	117%
Trucks	81%	94%
————————————
(1) Represents percentage change compared to prior year period in average sales proceeds on used vehicle sales using constant currency.
Interest expense

	Three months ended June 30,		Six months ended June 30,		Change 2022/2021
(Dollars in thousands)	2022	2021	2022	2021	Three Months	Six Months
Interest expense	$55,324	$54,155	$107,688	$108,861	2%	(1)%
Effective interest rate	3.4%	3.4%	3.3%	3.4%

Interest expense in the second quarter of 2022 increased 2% from the prior year and decreased 1% for the six months ended June 30, 2022, reflecting a lower effective interest rate due to a higher mix of variable rate debt partially offset by higher average outstanding debt.

Miscellaneous income, net

	Three months ended June 30,		Six months ended June 30,		Change 2022/2021
(Dollars in thousands)	2022	2021	2022	2021	Three Months	Six Months
Miscellaneous income, net	$(14,576)	$(43,812)	$(14,202)	$(49,246)	(67)%	(71)%
Miscellaneous income, net consists of investment income on securities used to fund certain benefit plans, interest income, gains on sales of operating property, foreign currency transaction remeasurement and other non-operating items. Miscellaneous income, net was income of $15 million in the second quarter of 2022 compared to income of $44 million in the prior year period and $14 million for the six months ended June 30, 2022, compared to income of $49 million in the prior year period, primarily due to higher gains on sale of properties in the prior year.

Restructuring and other items, net

	Three months ended June 30,		Six months ended June 30,		Change 2022/2021
(Dollars in thousands)	2022	2021	2022	2021	Three Months	Six Months
Restructuring and other items, net	$10,302	$7,667	$24,556	$18,326	34%	34%
Refer to Note 14, "Other Items Impacting Comparability" in the Notes to Condensed Consolidated Financial Statements for a discussion of restructuring charges and other items.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Provision for income taxes

	Three months ended June 30,		Six months ended June 30,		Change 2022/2021
(Dollars in thousands)	2022	2021	2022	2021	Three Months	Six Months
Provision for income taxes	$98,029	$54,005	$174,078	$72,688	82%	139%
Effective tax rate on continuing operations	29.0%	26.5%	29.5%	26.5%
Comparable tax rate on continuing operations (1)	26.8%	26.5%	27.2%	26.3%
————————————
(1)Non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.

Our effective tax rate on continuing operations was 29.0% in the second quarter of 2022 compared to 26.5% in the prior year, and 29.5% for the six months ended June 30, 2022, compared to 26.5% in the prior period. The increase in the effective tax rate for both periods was due to incremental U.S. tax on higher foreign earnings related to the exit of our U.K. FMS business.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
OPERATING RESULTS BY BUSINESS SEGMENT

	Three months ended June 30,		Six months ended June 30,		Change 2022/2021
(Dollars in thousands)	2022	2021	2022	2021	Three Months	Six Months
Revenue:
Fleet Management Solutions	$1,621,095	$1,408,241	$3,150,323	$2,743,726	15%	15%
Supply Chain Solutions	1,173,958	775,630	2,262,500	1,482,330	51%	53%
Dedicated Transportation Solutions	450,228	354,711	875,176	675,218	27%	30%
Eliminations	(211,619)	(156,345)	(400,475)	(297,415)	(35)%	(35)%
Total	$3,033,662	$2,382,237	$5,887,524	$4,603,859	27%	28%
Operating Revenue: (1)
Fleet Management Solutions	$1,306,960	$1,224,673	$2,589,107	$2,392,786	7%	8%
Supply Chain Solutions	798,430	534,558	1,536,521	1,037,156	49%	48%
Dedicated Transportation Solutions	305,564	255,849	602,019	492,688	19%	22%
Eliminations	(103,848)	(92,260)	(204,954)	(182,447)	(13)%	(12)%
Total	$2,307,106	$1,922,820	$4,522,693	$3,740,183	20%	21%

Earnings from continuing operations before income taxes:
Fleet Management Solutions	$285,322	$158,451	$533,521	$221,853	80%	140%
Supply Chain Solutions	52,640	41,041	86,859	73,998	28%	17%
Dedicated Transportation Solutions	23,156	13,162	43,367	26,144	76%	66%
Eliminations	(29,174)	(19,186)	(55,764)	(31,460)	52%	77%
	331,944	193,468	607,983	290,535	72%	109%
Unallocated Central Support Services	(23,768)	(17,864)	(39,772)	(36,296)	33%	10%
Non-operating pension costs, net (2)	(2,581)	373	(5,368)	382	NM	NM
Other items impacting comparability, net (3)	32,776	27,596	27,399	19,219	19%	43%
Earnings from continuing operations before income taxes	$338,371	$203,573	$590,242	$273,840	66%	116%
————————————
(1)Non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.
(2)Refer to Note 13, "Employee Benefit Plans," for a discussion on this item.
(3)Refer to Note 14, "Other Items Impacting Comparability," and below for a discussion of items excluded from our primary measure of segment performance.
As part of management’s evaluation of segment operating performance, we define the primary measurement of our segment financial performance as segment “Earnings from continuing operations before income taxes” (EBT), which includes an allocation of Central Support Services (CSS), and excludes non-operating pension costs, net and certain other items as discussed in Note 14, "Other Items Impacting Comparability," in the Notes to Condensed Consolidated Financial Statements. CSS represents those costs incurred to support all business segments, including finance and procurement, corporate services, human resources, information technology, public affairs, legal, marketing, and corporate communications.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

The following table sets forth the benefits from equipment contribution included in EBT for our SCS and DTS business segments:

	Three months ended June 30,		Six months ended June 30,		Change 2022/2021
(Dollars in thousands)	2022	2021	2022	2021	Three Months	Six Months
Equipment Contribution:
Supply Chain Solutions	$10,971	$7,822	$21,201	$13,045	40%	63%
Dedicated Transportation Solutions	18,203	11,364	34,563	18,415	60%	88%
Total	$29,174	$19,186	$55,764	$31,460	52%	77%

The increase in SCS and DTS equipment contribution in the second quarter of 2022 and in the six months ended June 30, 2022, is primarily related to higher proceeds on sales of used vehicles, fleet growth and increased fuel margins due to rapid fluctuations in fuel prices.

Items excluded from our segment EBT measure and their classification within our Condensed Consolidated Statements of Earnings are as follows (in thousands):

		Three months ended June 30,		Six months ended June 30,
Description	Classification	2022	2021	2022	2021
Restructuring and other, net (1)	Restructuring and other items, net	$(10,302)	$(2,577)	$(24,556)	$(5,605)
ERP implementation costs (1)	Restructuring and other items, net	—	(5,090)	—	(12,721)
Gain on sale of U.K. revenue earning equipment	Used vehicles sales, net	20,080	—	28,371	—
Gains on sale of properties (1)	Miscellaneous income, net	22,998	35,263	23,584	36,768
ChoiceLease liability insurance revenue (1)	Revenue	—	—	—	777
Other items impacting comparability, net		32,776	27,596	27,399	19,219
Non-operating pension costs, net (2)	Non-operating pension costs	(2,581)	373	(5,368)	382
		$30,195	$27,969	$22,031	$19,601
———————————
(1)Refer to Note 14, “Other Items Impacting Comparability,” in the Notes to Condensed Consolidated Financial Statements for additional information.
(2)Includes the amortization of net actuarial loss and prior service cost, interest cost and expected return on plan assets components of pension and postretirement benefit costs, as well as any significant charges for settlements or curtailments if recognized.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Fleet Management Solutions

	Three months ended June 30,		Six months ended June 30,		Change 2022/2021
(Dollars in thousands)	2022	2021	2022	2021	Three Months	Six Months
ChoiceLease	$802,577	$802,832	$1,604,919	$1,599,920	—%	—%
Commercial rental (1)	340,676	266,969	653,830	489,978	28%	33%
SelectCare and other	163,707	154,872	330,358	302,888	6%	9%
Fuel services and ChoiceLease liability insurance(2)	314,135	183,568	561,216	350,940	71%	60%
FMS total revenue	$1,621,095	$1,408,241	$3,150,323	$2,743,726	15%	15%

FMS operating revenue (3)	$1,306,960	$1,224,673	$2,589,107	$2,392,786	7%	8%

FMS EBT	$285,322	$158,451	$533,521	$221,853	80%	140%

FMS EBT as a % of FMS total revenue	17.6%	11.3%	16.9%	8.1%	630 bps	880 bps

FMS EBT as a % of FMS operating revenue (3)	21.8%	12.9%	20.6%	9.3%	890 bps	122 bps

			Twelve months ended June 30,		Change 2022/2021
			2022	2021
FMS EBT as a % of FMS total revenue			16.0%	5.5%	1,050 bps
FMS EBT as a % of FMS operating revenue (3)			19.0%	6.3%	1,270 bps
————————————
(1)For the three months ended June 30, 2022 and 2021, rental revenue from lease customers in place of a lease vehicle represented 32% and 29% of commercial rental revenue, respectively. For the six months ended June 30, 2022 and 2021, rental revenue from lease customers in place of a lease vehicle represented 33% and 30% of commercial rental revenue, respectively.
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

FMS total revenue increased 15% in the second quarter of 2022 and for the six months ended June 30, 2022, due to higher operating revenue (a non-GAAP measure excluding fuel and ChoiceLease liability insurance revenues) and higher fuel service revenue primarily reflecting higher fuel prices passed through to customers. FMS operating revenue increased 7% in the second quarter and 8% for the six months ended June 30, 2022, primarily due to higher commercial rental revenue driven by strong demand and higher pricing.

FMS EBT in the second quarter of 2022 increased to $285 million from $158 million in the prior year period. FMS EBT in the six months ended June 30, 2022, increased to $534 million from $222 million in the prior year period. FMS EBT increased primarily from higher used vehicle sales and rental results, reflecting benefits from tight truck capacity and initiatives to improve returns in these areas. Lease pricing and maintenance cost initiatives also contributed to higher results. Increased gains on used vehicles sold and a declining impact of depreciation expense from prior vehicle residual value estimate changes contributed $84 million and $200 million for the three and six months ended June 30, 2022, respectively, in higher year-over-year earnings. Used vehicle pricing in North America significantly increased from the prior year for both trucks and tractors and global ending inventory levels declined to 4,200 vehicles, remaining below the target range of 7,000 - 9,000 vehicles. Commercial rental results benefited from higher utilization and increased power fleet pricing. Rental power fleet utilization increased to 85% from 80% in the second quarter of 2022 compared to prior period and increased to 83% from 76% in the six months ended June 30, 2022, compared to prior period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Our global fleet of owned and leased revenue earning equipment and SelectCare vehicles, including vehicles under on-demand maintenance, is summarized as follows (number of units rounded to the nearest hundred):

				Change
	June 30, 2022	December 31, 2021	June 30, 2021	June 2022/ Dec 2021	June 2022/ June 2021
End of period vehicle count
By type:
Trucks (1)	75,400	75,100	75,400	—%	—%
Tractors (2)	70,300	70,700	72,000	(1)%	(2)%
Trailers and other (3)	40,700	43,500	43,400	(6)%	(6)%
Total	186,400	189,300	190,800	(2)%	(2)%

By product line:
ChoiceLease	138,500	143,900	146,200	(4)%	(5)%
Commercial rental	41,500	40,700	38,000	2%	9%
Service vehicles and other	2,200	2,200	2,300	—%	(4)%
	182,200	186,800	186,500	(2)%	(2)%
Held for sale	4,200	2,500	4,300	68%	(2)%
Total	186,400	189,300	190,800	(2)%	(2)%

Customer vehicles under SelectCare contracts (4)	55,200	54,500	52,900	1%	4%

Quarterly average vehicle count
By product line:
ChoiceLease	142,900	144,500	146,900	(1)%	(3)%
Commercial rental	41,900	40,400	36,700	4%	14%
Service vehicles and other	2,200	2,200	2,300	—%	(4)%
	187,000	187,100	185,900	—%	1%
Held for sale	3,600	2,700	5,100	33%	(29)%
Total	190,600	189,800	191,000	—%	—%

Customer vehicles under SelectCare contracts (4)	55,900	54,200	53,200	3%	5%
Customer vehicles under SelectCare on-demand (5)	6,200	6,300	6,400	(2)%	(3)%
Total vehicles serviced	252,700	250,300	250,600	1%	1%
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
The following table provides information on our North America active ChoiceLease fleet (number of units rounded to nearest hundred) and our global commercial rental power fleet (excludes trailers):

				Change
	June 30, 2022	December 31, 2021	June 30, 2021	June 2022/ Dec 2021		June 2022/ June 2021
Active ChoiceLease fleet
End of period vehicle count (1)	128,900	128,900	129,900	—%		(1)%
Quarterly average vehicle count (1)	128,500	129,200	130,300	(1)%		(1)%
Commercial rental statistics
Quarterly commercial rental utilization - power fleet (2)	84.5%	85.2%	79.6%	(70)	bps	490	bps
Year-to-date commercial rental utilization - power fleet (2)	83.1%	85.2%	76.4%	(210) bps		670	bps

———————————
(1)Active ChoiceLease vehicles are calculated as those units currently earning revenue and not classified as not yet earning or no longer earning units.
(2)Rental utilization is calculated using the number of days units are rented divided by the number of days units are available to rent based on the days in the calendar year.

Supply Chain Solutions

	Three months ended June 30,		Six months ended June 30,		Change 2022/2021
(Dollars in thousands)	2022	2021	2022	2021	Three Months	Six Months
Consumer packaged goods and retail	$423,383	$233,791	$818,519	$454,277	81%	80%
Automotive	217,384	179,849	412,024	351,721	21%	17%
Technology and healthcare	73,840	57,529	144,249	112,234	28%	29%
Industrial and other	83,823	63,389	161,729	118,924	32%	36%
Subcontracted transportation and fuel	375,528	241,072	725,979	445,174	56%	63%
SCS total revenue	$1,173,958	$775,630	$2,262,500	$1,482,330	51%	53%

SCS operating revenue (1)	$798,430	$534,558	$1,536,521	$1,037,156	49%	48%

SCS EBT	$52,640	$41,041	$86,859	$73,998	28%	17%
SCS EBT as a % of SCS total revenue	4.5%	5.3%	3.8%	5.0%	(80) bps	(120) bps
SCS EBT as a % of SCS operating revenue (1)	6.6%	7.7%	5.7%	7.1%	(110) bps	(140) bps

Memo:
End of period fleet count	11,700	10,000	11,700	10,000	17%	17%

			Twelve months ended June 30,		Change 2022/2021
			2022	2021
SCS EBT as a % of SCS total revenue			3.3%	5.8%	(250) bps
SCS EBT as a % of SCS operating revenue (1)			4.8%	8.2%	(340) bps
————————————
(1)Non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
The following table summarizes the components of the change in revenue on a percentage basis versus the prior year:

	Three months ended June 30, 2022		Six months ended June 30, 2022
	Total	Operating (1)	Total	Operating (1)
Organic, including price and volume	25%	23%	26%	22%
Acquisition	23	26	24	26
Fuel	3	—	3	—
Net increase	51%	49%	53%	48%
————————————
(1)Non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.

SCS total revenue increased 51% in the second quarter of 2022 and 53% in the six months ended June 30, 2022, primarily as a result of higher operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation). SCS operating revenue increased 49% in the second quarter of 2022 and 48% for the six months ended June 30, 2022, primarily due to the acquisitions of Whiplash and Midwest and strong revenue growth in all industry verticals from new business, higher volumes and increased pricing.

SCS EBT increased 28% in the second quarter of 2022 and 17% for the six months ended June 30, 2022, primarily due to revenue growth from new business, higher pricing and acquisitions. This increase was partially offset by customer accommodation charges, bad debt and incentive-based compensation costs. The positive impact of acquisitions included non-cash amortization expense of $7 million and $15 million during the three and six months ended June 30, 2022, respectively. EBT was also negatively impacted by lower earnings in the automotive vertical as a result of supply chain disruptions and labor challenges during the six months ended June 30, 2022.

Dedicated Transportation Solutions

	Three months ended June 30,		Six months ended June 30,		Change 2022/2021
(Dollars in thousands)	2022	2021	2022	2021	Three Months	Six Months
DTS total revenue	$450,228	$354,711	$875,176	$675,218	27%	30%

DTS operating revenue (1)	$305,564	$255,849	$602,019	$492,688	19%	22%

DTS EBT	$23,156	$13,162	$43,367	$26,144	76%	66%
DTS EBT as a % of DTS total revenue	5.1%	3.7%	5.0%	3.9%	140 bps	110 bps

DTS EBT as a % of DTS operating revenue (1)	7.6%	5.1%	7.2%	5.3%	250 bps	190 bps

Memo:
End of period fleet count	11,600	10,400	11,600	10,400	12%	12%

			Twelve months ended June 30,		Change 2022/2021
			2022	2021
DTS EBT as a % of DTS total revenue			4.0%	5.2%	(120) bps
DTS EBT as a % of DTS operating revenue (1)			5.7%	6.9%	(120) bps
————————————
(1)Non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
DTS total revenue increased 27% in the second quarter of 2022 and 30% for the six months ended June 30, 2022, primarily due to higher operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation). DTS operating revenue increased 19% in the second quarter of 2022 and 22% in the six months ended June 30, 2022, primarily due to new business, increased pricing and volumes.

DTS EBT increased 76% in second quarter of 2022 and 66% for the six months ended June 30, 2022, primarily due to pricing increases, new business and gains on sales of vehicles partially offset by strategic investments.

Central Support Services

	Three months ended June 30,		Six months ended June 30,		Change 2022/2021
(Dollars in thousands)	2022	2021	2022	2021	Three Months	Six Months
Total CSS	107,144	93,584	204,087	182,142	14%	12%
Allocation of CSS to business segments	(83,376)	(75,720)	(164,315)	(145,846)	10%	13%
Unallocated CSS	$23,768	$17,864	$39,772	$36,296	33%	10%

Total CSS costs increased 14% and 12%in the second quarter and six months ended June 30, 2022, respectively, due to strategic investments in technology and marketing, higher incentive-based compensation-related expenses and higher professional fees. Total CSS costs were partially offset by investment income from Ryder Ventures, our corporate venture capital fund. Unallocated CSS costs increased 33% in the second quarter of 2022 primarily reflecting increased professional fees and incentive-based compensation costs. Unallocated CSS costs increased 10% for the six months ended June 30, 2022, primarily reflecting increased professional fees partially offset by Ryder Ventures investment income.

FINANCIAL RESOURCES AND LIQUIDITY
Cash Flows
The following is a summary of our cash flows from continuing operations:

	Six months ended June 30,
(In thousands)	2022	2021
Net cash provided by (used in):
Operating activities	$1,102,776	$1,131,233
Investing activities	(982,412)	(533,408)
Financing activities	(330,026)	(478,971)
Effect of exchange rate changes on cash	(15,482)	(2,369)
Net change in cash, cash equivalents, and restricted cash	$(225,144)	$116,485

	Six months ended June 30,
(In thousands)	2022	2021
Net cash provided by operating activities
Earnings from continuing operations	$416,164	$201,152
Non-cash and other, net	906,161	950,869
Collections on sales-type leases	64,404	62,778
Changes in operating assets and liabilities	(283,953)	(83,566)
Cash flows from operating activities from continuing operations	$1,102,776	$1,131,233

Cash provided by operating activities remained at $1.1 billion for the six months ended June 30, 2022, as higher earnings were offset by higher working capital needs. For the six months ended June 30, 2022, the increase in working capital needs was primarily attributed to an increase in receivables from higher revenues partially offset by an increase in accounts payable due to the timing of payments. Cash used in investing activities increased to $982 million for the six months ended June 30, 2022 compared with $533 million in 2021 primarily due to the acquisition of Whiplash and an increase in cash paid for capital expenditures partially offset by higher proceeds from the sale of revenue earning equipment. Cash used in financing activities

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
decreased to $330 million for the six months ended June 30, 2022 compared to $479 million in 2021 due to higher debt borrowing needs partially offset by an increase in common stock repurchases.

The following table shows our free cash flow computation:

	Six months ended June 30,
(In thousands)	2022	2021
Net cash provided by operating activities	$1,102,776	$1,131,233
Sales of revenue earning equipment (1)	600,822	330,277
Sales of operating property and equipment (1)	35,342	44,409
Other (1)	7,332	691
Total cash generated (2)	1,746,272	1,506,610
Purchases of property and revenue earning equipment (1)	(1,195,012)	(904,399)
Free cash flow (2)	$551,260	$602,211
————————————
(1)Included in cash flows from investing activities.
(2)Non-GAAP financial measure. Reconciliations of net cash provided by operating activities to total cash generated and to free cash flow are set forth in this table. Refer to the “Non-GAAP Financial Measures” section of this MD&A for the reasons why management believes this measure is important to investors.

Free cash flow (a non-GAAP measure) decreased to $551 million for the six months ended June 30, 2022, from $602 million in 2021 primarily due to an increase in cash paid for capital expenditures partially offset by higher proceeds from the sale of revenue earning equipment, including the sale of U.K. vehicles related to our exit plan.

The following table provides a summary of gross capital expenditures:

	Six months ended June 30,
(In thousands)	2022	2021
Revenue earning equipment:
ChoiceLease	$810,249	$501,053
Commercial rental	363,921	397,092
	1,174,170	898,145
Operating property and equipment	132,699	64,886
Gross capital expenditures	1,306,869	963,031
Changes in accounts payable related to purchases of property and revenue earning equipment	(111,857)	(58,632)
Cash paid for purchases of property and revenue earning equipment	$1,195,012	$904,399

Gross capital expenditures increased to $1.3 billion for the six months ended June 30, 2022 primarily reflecting higher planned investments in the ChoiceLease fleet.

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

Cash and cash equivalents totaled $448 million as of June 30, 2022. As of June 30, 2022, approximately $355 million was held outside the U.S. and is available to fund operations. We have historically asserted our intent to permanently reinvest foreign earnings outside of the U.S. In 2021, we reevaluated our historic assertion with respect to our U.K. and Germany operations and no longer consider these earnings to be indefinitely reinvested. The deferred tax liability recorded on the U.K. and Germany undistributed earnings is not material. We intend to continue to permanently reinvest the earnings of our remaining foreign subsidiaries indefinitely.

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

In February 2022, we issued an aggregate principal amount of $450 million unsecured medium terms notes that mature on March 1, 2027. The notes bear interest at a rate of 2.85% per year. In May 2022, we issued an aggregate principal amount of $300 million unsecured medium terms notes that mature on June 15, 2027. The notes bear interest at a rate of 4.30% per year. Refer to Note 9, “Debt,” in the Notes to Condensed Consolidated Financial Statements for additional information on our global revolving credit facility, trade receivables financing program, medium-term notes, and asset-backed financing obligations.

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

Our debt ratings and rating outlooks as of June 30, 2022 were as follows:

Rating Summary
	Short-term	Short-term Outlook	Long-term	Long-term Outlook
Standard & Poor’s Ratings Services	A2	—	BBB	Positive
Moody’s Investors Service	P2	Stable	Baa2	Stable
Fitch Ratings	F2	—	BBB+	Stable
DBRS	R-1 (Low)	Stable	A (Low)	Stable

As of June 30, 2022, we had the following amounts available to fund operations under the following facilities:

(In millions)
Global revolving credit facility	$654
Trade receivables financing program	$250

In accordance with our funding philosophy, we attempt to align the aggregate average remaining re-pricing life of our debt with the aggregate average remaining re-pricing life of our vehicle assets. We utilize both fixed-rate and variable-rate debt to achieve this alignment and generally target a mix of 20% - 40% variable-rate debt as a percentage of total debt outstanding. The variable-rate portion of our total debt (including notional value of swap agreements) was 23% and 16% as of June 30, 2022 and December 31, 2021, respectively.

Our debt to equity ratio was 233% and 235% as of June 30, 2022 and December 31, 2021, respectively. The debt to equity ratio represents total debt divided by total equity. The decrease in the debt to equity ratio from year-end 2021 primarily reflects increased earnings partially offset by higher share repurchases.

Share Repurchases and Cash Dividends
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

In May 2022 and 2021, our Board of Directors declared a quarterly cash dividend of $0.58 and $0.56 per share of common stock, respectively. The dividends were paid during the second quarter of each respective year. In July 2022, the Board of Directors declared a regular quarterly cash dividend of $0.62 per share of common stock, an increase of 7% compared to the cash dividend we have paid since July 2021.

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

Fuel: We exclude FMS, SCS and DTS fuel from the calculation of our operating revenue measures, as fuel is an ancillary service that we provide our customers. Fuel revenue is impacted by fluctuations in market fuel prices and the costs are largely a pass-through to our customers, resulting in minimal changes in our profitability during periods of steady market fuel prices. However, profitability may be positively or negatively impacted by rapid changes in market fuel prices during a short period of time, as customer pricing for fuel services is established based on current market fuel costs.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
The following table provides a reconciliation of GAAP earnings before taxes (EBT), earnings from continuing operations, and earnings per diluted share (Diluted EPS) from continuing operations to comparable EBT, comparable earnings and comparable EPS. Certain items included in EBT, earnings and diluted EPS from continuing operations have been excluded from our comparable EBT, comparable earnings and comparable diluted EPS measures. The following table lists a summary of these items, which are discussed in more detail throughout our MD&A and within the Notes to Condensed Consolidated Financial Statements:

	Continuing Operations
	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share amounts)	2022	2021	2022	2021
EBT	$338,371	$203,573	$590,242	$273,840
Non-operating pension costs, net	2,581	(373)	5,368	(382)
Restructuring and other, net (1)	10,302	2,577	24,556	5,605
ERP implementation costs (1)	—	5,090	—	12,721
Gains on sale of U.K. revenue earning equipment (1)	(20,080)	—	(28,371)	—
Gains on sale of properties (1)	(22,998)	(35,263)	(23,584)	(36,768)
ChoiceLease liability insurance revenue (1)	—	—	—	(777)
Comparable EBT	$308,176	$175,604	$568,211	$254,239

Earnings from continuing operations	$240,342	$149,568	$416,164	$201,152
Non-operating pension costs, net	1,629	(1,031)	3,391	(1,786)
Restructuring and other, net (including ChoiceLease liability insurance results) (1)	10,665	3,204	24,955	5,784
ERP implementation costs (1)	—	3,779	—	9,444
Gains on sale of U.K. revenue earning equipment (1)	(20,080)	—	(28,371)	—
Gains on sale of properties (1)	(22,997)	(26,812)	(23,580)	(27,999)
Tax adjustments, net (2)	15,985	430	21,284	733
Comparable Earnings	$225,544	$129,138	$413,843	$187,328

Diluted EPS	$4.72	$2.78	$8.05	$3.75
Non-operating pension costs, net	0.03	(0.02)	0.07	(0.03)
Restructuring and other, net (including ChoiceLease liability insurance results) (1)	0.21	0.06	0.48	0.10
ERP implementation costs (1)	—	0.07	—	0.18
Gains on sale of U.K. revenue earning equipment (1)	(0.39)	—	(0.55)	—
Gains on sale of properties (1)	(0.45)	(0.50)	(0.46)	(0.52)
Tax adjustments, net (2)	0.31	0.01	0.41	0.01
Comparable EPS	$4.43	$2.40	$8.00	$3.49
————————————
(1)Refer to Note 14, “Other Items Impacting Comparability,” in the Notes to Condensed Consolidated Financial Statements for additional information.
(2)Adjustments include the global tax impact related to gains on sales of U.K. revenue earning equipment and properties in the second quarter and six months ended June 30, 2022, and expiring state net operating losses in the second quarter and six months ended June 30, 2021.
Note: Amounts may not be additive due to rounding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
The following table provides a reconciliation of the effective tax rate to the comparable tax rate:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Effective tax rate on continuing operations (1)	29.0%	26.5%	29.5%	26.5%
Tax adjustments and income tax effects of non-GAAP adjustments (2)	(2.2)%	—%	(2.3)%	(0.2)%
Comparable tax rate on continuing operations (1)	26.8%	26.5%	27.2%	26.3%
————————————
(1)The effective tax rate on continuing operations and comparable tax rate are based on EBT and comparable EBT, respectively, found on the previous page.
(2)Refer to the table above for more information on tax adjustments. Income tax effects of non-GAAP adjustments are calculated based on the marginal tax rates to which the non-GAAP adjustments are related.

The following table provides a reconciliation of earnings to comparable EBITDA:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2022	2021	2022	2021
Net earnings	$239,400	$149,105	$414,987	$199,930
Loss from discontinued operations, net of tax	942	463	1,177	1,222
Provision for income taxes	98,029	54,005	174,078	72,688
EBT	338,371	203,573	590,242	273,840
Non-operating pension costs, net	2,581	(373)	5,368	(382)
Other items impacting comparability, net (1)	(32,776)	(27,596)	(27,399)	(19,219)
Comparable EBT	308,176	175,604	568,211	254,239
Interest expense	55,324	54,155	107,688	108,861
Depreciation	424,892	444,259	854,229	905,420
Used vehicle sales, net (2)	(109,487)	(51,634)	(214,190)	(80,485)
Amortization	9,202	1,671	19,221	3,435
Comparable EBITDA(3)	$688,107	$624,055	$1,335,159	$1,191,470
————————————
(1)Refer to the table above in the Operating Results by Segment for a discussion on items excluded from our comparable measures and their classification within our Condensed Consolidated Statements of Earnings and Note 14,“Other Items Impacting Comparability” in the Notes to Condensed Consolidated Financial Statements for additional information.
(2)Refer to Note 6, "Revenue Earning Equipment, net," in the Notes to Condensed Consolidated Financial Statements for additional information.

The following table provides a reconciliation of total revenue to operating revenue:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2022	2021	2022	2021
Total revenue	$3,033,662	$2,382,237	$5,887,524	$4,603,859
Subcontracted transportation and fuel	(726,556)	(459,417)	(1,364,831)	(862,899)
ChoiceLease liability insurance revenue (1)	—	—	—	(777)
Operating revenue	$2,307,106	$1,922,820	$4,522,693	$3,740,183
————————————
(1)In the first quarter of 2021, we completed the previously announced exit of the extension of our liability insurance coverage for ChoiceLease customers.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
The following table provides a reconciliation of FMS total revenue to FMS operating revenue:

	Three months ended June 30,		Six months ended June 30,		Twelve months ended June 30,
(Dollars in thousands)	2022	2021	2022	2021	2022	2021
FMS total revenue	$1,621,095	$1,408,241	$3,150,323	$2,743,726	$6,085,545	$5,375,779
Fuel services and ChoiceLease liability insurance (1)	(314,135)	(183,568)	(561,216)	(350,940)	(948,693)	(636,476)
FMS operating revenue	$1,306,960	$1,224,673	$2,589,107	$2,392,786	$5,136,852	$4,739,303

FMS EBT	$285,322	$158,451	$533,521	$221,853	$974,758	$298,205
FMS EBT as a % of FMS total revenue	17.6%	11.3%	16.9%	8.1%	16.0%	5.5%
FMS EBT as a % of FMS operating revenue	21.8%	12.9%	20.6%	9.3%	19.0%	6.3%
————————————
(1)In the first quarter of 2021, we completed the previously announced exit of the extension of our liability insurance coverage for ChoiceLease customers.

The following table provides a reconciliation of SCS total revenue to SCS operating revenue:

	Three months ended June 30,		Six months ended June 30,		Twelve months ended June 30,
(Dollars in thousands)	2022	2021	2022	2021	2022	2021
SCS total revenue	$1,173,958	$775,630	$2,262,500	$1,482,330	$3,934,968	$2,878,985
Subcontracted transportation and fuel	(375,528)	(241,072)	(725,979)	(445,174)	(1,225,087)	(843,831)
SCS operating revenue	$798,430	$534,558	$1,536,521	$1,037,156	$2,709,881	$2,035,154

SCS EBT	$52,640	$41,041	$86,859	$73,998	$130,212	$165,997
SCS EBT as a % of SCS total revenue	4.5%	5.3%	3.8%	5.0%	3.3%	5.8%
SCS EBT as a % of SCS operating revenue	6.6%	7.7%	5.7%	7.1%	4.8%	8.2%

The following table provides a reconciliation of DTS total revenue to DTS operating revenue:

	Three months ended June 30,		Six months ended June 30,		Twelve months ended June 30,
(Dollars in thousands)	2022	2021	2022	2021	2022	2021
DTS total revenue	$450,228	$354,711	$875,176	$675,218	$1,657,146	$1,275,760
Subcontracted transportation and fuel	(144,664)	(98,862)	(273,157)	(182,530)	(492,892)	(318,441)
DTS operating revenue	$305,564	$255,849	$602,019	$492,688	$1,164,254	$957,319

DTS EBT	$23,156	$13,162	$43,367	$26,144	$66,281	$66,173
DTS EBT as a % of DTS total revenue	5.1%	3.7%	5.0%	3.9%	4.0%	5.2%
DTS EBT as a % of DTS operating revenue	7.6%	5.1%	7.2%	5.3%	5.7%	6.9%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

The following tables provide numerical reconciliations of net earnings to adjusted net earnings and average shareholders' equity to adjusted average shareholders' equity (Adjusted ROE), and of the non-GAAP elements used to calculate the adjusted return on equity to the corresponding GAAP measures:

	Twelve months ended June 30,
(Dollars in thousands)	2022	2021
Net earnings	$734,261	$261,392
Other items impacting comparability, net (1)	(18,617)	19,779
Income taxes (2)	272,418	79,930
Adjusted earnings before income taxes	988,062	361,101
Adjusted income taxes (3)	(251,091)	(80,094)
Adjusted net earnings	$736,971	$281,007

Average shareholders’ equity	$2,642,143	$2,252,610
Average adjustments to shareholders’ equity (4)	(6,765)	44,961
Adjusted average shareholders’ equity	$2,635,378	$2,297,571
Adjusted return on equity (5)	28.0%	12.2%
————————————
(1)Refer to the table below for a composition of Other items impacting comparability, net for the 12-month rolling period
(2)Includes income taxes on discontinued operations
(3)Represents provision for income taxes plus income taxes on other items impacting comparability
(4)Represents the impact of other items impacting comparability, net of tax, to equity for the respective period
(5)Adjusted return on equity is calculated by dividing Adjusted net earnings into Adjusted average shareholders' equity

	Twelve months ended June 30,
(In thousands)	2022	2021
Restructuring and other, net	$38,607	$35,179
ERP Implementation costs	(6)	25,614
Gains on sale of U.K. revenue earning equipment	(28,371)	—
Gains on sale of properties	(28,847)	(42,186)
Early redemption of medium-term notes	—	8,999
ChoiceLease liability insurance revenue	—	(7,827)
Other items impacting comparability, net	$(18,617)	$19,779

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Forward-looking statements (within the meaning of the Federal Private Securities Litigation Reform Act of 1995) are statements that relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends concerning matters that are not historical facts. These statements are often preceded by or include the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “could,” “should” or similar expressions. This Quarterly Report contains forward-looking statements including statements regarding:
•our expectations with respect to the ongoing effects of the COVID-19 pandemic or any future variants, including the global supply chain disruption on our business and financial results;
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
•the adequacy of our fair value estimates of publicly traded debt and other debt;
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
•our expectations regarding the finalized valuation and purchase price consideration allocation for the acquisition of Whiplash; and
•the anticipated impact of recent accounting pronouncements.
These statements, as well as other forward-looking statements contained in this Quarterly Report, are based on our current plans and expectations and are subject to risks, uncertainties and assumptions. We caution readers that certain important factors could cause actual results and events to differ significantly from those expressed in any forward-looking statements. These risk factors, include the following:
•Market Conditions:
◦Changes in general economic and financial conditions globally leading to decreased demand for our services and products, lower profit margins, increased levels of bad debt and reduced access to credit and financial markets.
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
•Financing Concerns:
◦Higher borrowing costs.
◦Unanticipated or increasing interest rate and currency exchange rate fluctuations.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

As of the end of the second quarter of 2022, we carried out an evaluation, under the supervision and with the participation of management, including Ryder’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the second quarter of 2022, Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective.

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2022, there were no changes in Ryder's internal control over financial reporting that have materially affected or are reasonably likely to materially affect such internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of our material pending legal proceedings, please refer to Note 15, “Contingencies and Other Matters,” in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases we made of our common stock during the three months ended June 30, 2022:

(Dollars in thousands, except per share)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Discretionary and Anti-Dilutive Programs (2) and the Accelerated Share Repurchase Program (3)
April 1 through April 30, 2022	56	$65.98	—	7,552,270
May 1 through May 31, 2022	6,706	73.74	—	7,552,270
June 1 through June 30, 2022	201	77.28	—	7,552,270
Total	6,963	$73.78	—
 ————————————
(1)During the three months ended June 30, 2022, we purchased an aggregate of 6,963 shares of our common stock in employee-related transactions. Employee-related transactions may include: (i) shares of common stock withheld as payment for the exercise price of options exercised or to satisfy the tax withholding liability associated with our share-based compensation programs and (ii) open-market purchases by the trustee of Ryder’s deferred compensation plans relating to investments by employees in our stock, one of the investment options available under the plans
.
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

(3)In February 2022, our Board of Directors authorized a new accelerated share repurchase program (ASR) to repurchase up to $300 million of common stock, with final settlement scheduled to occur no later than the end of October 2022. The number of shares to be repurchased will be based on the average of Ryder's daily volume-weighted average price per share of common stock during a repurchase period, less a discount and subject to adjustments pursuant to the terms and conditions of the program agreement. During the six months ended June 30, 2022, we repurchased 3,052,270 shares for $300 million under the ASR.

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

RYDER SYSTEM, INC.
(Registrant)

Date:	July 27, 2022	By:	/s/ JOHN J. DIEZ
John J. Diez
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	July 27, 2022	By:	/s/ CRISTINA GALLO-AQUINO
Cristina Gallo-Aquino
Senior Vice President and Controller
(Principal Accounting Officer)