Form 10-Q
period 2022-09-30
RYDER SYSTEM INC
filed 2022-10-26
CIK 85961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No   ☑
The number of shares of Ryder System, Inc. Common Stock outstanding at September 30, 2022, was 50,251,092.

RYDER SYSTEM, INC.
FORM 10-Q QUARTERLY REPORT

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share amounts)	2022	2021	2022	2021
Lease & related maintenance and rental revenue	$1,044,547	$1,013,968	$3,119,136	$2,941,084
Services revenue	1,811,134	1,320,761	5,258,258	3,762,389
Fuel services revenue	179,783	124,320	545,594	359,435
Total revenue	3,035,464	2,459,049	8,922,988	7,062,908

Cost of lease & related maintenance and rental	691,030	719,150	2,077,765	2,151,738
Cost of services	1,545,764	1,161,889	4,512,594	3,251,696
Cost of fuel services	179,716	124,347	539,887	356,506
Selling, general and administrative expenses	349,611	287,971	1,052,307	866,362
Non-operating pension costs, net	2,647	(148)	8,015	(530)
Used vehicle sales, net	(113,485)	(69,303)	(356,045)	(149,788)
Interest expense	57,802	53,752	165,490	162,613
Miscellaneous income, net	(8,494)	(5,952)	(22,696)	(55,198)
Restructuring and other items, net	(3,331)	4,137	21,225	22,463
	2,701,260	2,275,843	7,998,542	6,605,862

Earnings from continuing operations before income taxes	334,204	183,206	924,446	457,046
Provision for income taxes	87,784	44,547	261,862	117,235
Earnings from continuing operations	246,420	138,659	662,584	339,811
Loss from discontinued operations, net of tax	(425)	(605)	(1,602)	(1,827)
Net earnings	$245,995	$138,054	$660,982	$337,984

Earnings (loss) per common share — Basic
Continuing operations	$4.92	$2.64	$13.12	$6.46
Discontinued operations	(0.01)	(0.01)	(0.03)	(0.03)
Net earnings	$4.91	$2.63	$13.09	$6.43

Earnings (loss) per common share — Diluted
Continuing operations	$4.82	$2.58	$12.86	$6.33
Discontinued operations	(0.01)	(0.01)	(0.03)	(0.03)
Net earnings	$4.82	$2.57	$12.82	$6.30
See accompanying notes to condensed consolidated financial statements.
Note: EPS amounts may not be additive due to rounding.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2022	2021	2022	2021
Net earnings	$245,995	$138,054	$660,982	$337,984
Other comprehensive (loss) income:
Changes in cumulative translation adjustment and unrealized gains from cash flow hedges	(54,307)	(24,232)	(96,377)	(5,741)

Amortization of pension and postretirement items	5,141	6,974	15,849	20,941
Income tax expense related to amortization of pension and postretirement items	(1,155)	(1,541)	(3,556)	(4,512)
Amortization of pension and postretirement items, net of taxes	3,986	5,433	12,293	16,429

Change in net actuarial loss and prior service cost	—	—	1,805	116
Income tax expense related to change in net actuarial loss and prior service cost	—	—	(473)	(80)
Change in net actuarial loss and prior service cost, net of taxes	—	—	1,332	36

Other comprehensive (loss) income, net of taxes	(50,321)	(18,799)	(82,752)	10,724

Comprehensive income	$195,674	$119,255	$578,230	$348,708
See accompanying Notes to Condensed Consolidated Financial Statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(In thousands, except share amounts)	September 30, 2022	December 31, 2021
Assets:
Current assets:
Cash and cash equivalents	$456,291	$233,961
Receivables, net	1,620,837	1,464,737
Inventories	78,515	68,677
Prepaid expenses and other current assets	183,048	693,239
Total current assets	2,338,691	2,460,614
Revenue earning equipment, net	8,273,608	8,323,039
Operating property and equipment, net of accumulated depreciation of $1,342,564 and $1,273,637	1,117,568	984,978
Goodwill	867,756	570,905
Intangible assets, net	298,495	170,205
Sales-type leases and other assets	1,602,911	1,324,582
Total assets	$14,499,029	$13,834,323

Liabilities and shareholders’ equity:
Current liabilities:
Short-term debt and current portion of long-term debt	$1,049,109	$1,333,363
Accounts payable	876,083	747,898
Accrued expenses and other current liabilities	1,276,495	1,119,602
Total current liabilities	3,201,687	3,200,863
Long-term debt	5,285,033	5,246,306
Other non-current liabilities	1,509,329	1,314,404
Deferred income taxes	1,492,219	1,274,804
Total liabilities	11,488,268	11,036,377

Commitments and contingencies (Note 16)
Shareholders’ equity:
Preferred stock, no par value per share — authorized, 3,800,917; none outstanding, September 30, 2022 and December 31, 2021	—	—
Common stock, $0.50 par value per share — authorized, 400,000,000; outstanding, September 30, 2022 — 50,251,092 and December 31, 2021 — 53,789,036	25,126	26,896
Additional paid-in capital	1,227,019	1,194,334
Retained earnings	2,530,609	2,265,957
Accumulated other comprehensive loss	(771,993)	(689,241)
Total shareholders’ equity	3,010,761	2,797,946
Total liabilities and shareholders’ equity	$14,499,029	$13,834,323
See accompanying Notes to Condensed Consolidated Financial Statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
(In thousands)	2022	2021
Cash flows from operating activities from continuing operations:
Net earnings	$660,982	$337,984
Less: Loss from discontinued operations, net of tax	(1,602)	(1,827)
Earnings from continuing operations	662,584	339,811
Depreciation expense	1,275,309	1,349,239
Used vehicle sales, net	(356,045)	(149,788)
Amortization expense and other non-cash charges, net	78,055	12,787
Non-cash lease expense	143,170	70,477
Non-operating pension costs, net and share-based compensation expense	41,985	35,469
Deferred income tax expense	186,295	86,199
Collections on sales-type leases	99,038	99,305
Changes in operating assets and liabilities:
Receivables	(142,082)	(160,454)
Inventories	(10,148)	(5,650)
Prepaid expenses and other assets	(34,082)	(91,147)
Accounts payable	(8,366)	119,144
Accrued expenses and other non-current liabilities	(149,299)	(20,501)
Net cash provided by operating activities from continuing operations	1,786,414	1,684,891

Cash flows from investing activities from continuing operations:
Purchases of property and revenue earning equipment	(1,916,704)	(1,427,684)
Sales of revenue earning equipment	922,489	516,466
Sales of operating property and equipment	53,838	54,606
Acquisitions, net of cash acquired	(448,078)	—
Other investing activities	37,226	(4,298)
Net cash used in investing activities from continuing operations	(1,351,229)	(860,910)

Cash flows from financing activities from continuing operations:
Net borrowings (repayments) of commercial paper and other	311,040	(97,048)
Debt proceeds	1,005,696	—
Debt repayments	(1,511,375)	(543,345)
Dividends on common stock	(93,880)	(91,296)
Common stock issued	(6,029)	23,650
Common stock repurchased	(300,280)	(56,652)
Other financing activities	(5,560)	(3,363)
Net cash used in financing activities from continuing operations	(600,388)	(768,054)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(51,574)	(4,590)
(Decrease) increase in cash, cash equivalents and restricted cash from continuing operations	(216,777)	51,337
Net cash (used) provided by operating activities from discontinued operations	(257)	105
(Decrease) increase in cash, cash equivalents, and restricted cash	(217,034)	51,442
Cash, cash equivalents, and restricted cash at beginning of period	673,325	151,294
Cash, cash equivalents, and restricted cash at end of period	$456,291	$202,736
See accompanying Notes to Condensed Consolidated Financial Statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

	Three months ended September 30, 2022
	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
(In thousands, except share amounts)	Amount	Shares	Par				Total
Balance as of July 1, 2022	$—	51,194,660	$25,597	$1,148,835	$2,379,800	$(721,672)	$2,832,560
Comprehensive income	—	—	—	—	245,995	(50,321)	195,674
Common stock dividends declared —$0.62 per share	—	—	—	—	(31,927)	—	(31,927)
Common stock issued under employee stock award and stock purchase plans and other (1) (2)	—	32,392	16	2,982	—	—	2,998
Common stock repurchases	—	(975,960)	(487)	63,746	(63,259)	—	—
Share-based compensation	—	—	—	11,456	—	—	11,456
Balance as of September 30, 2022	$—	50,251,092	$25,126	$1,227,019	$2,530,609	$(771,993)	$3,010,761

	Three months ended September 30, 2021
	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
(In thousands, except share amounts)	Amount	Shares	Par				Total
Balance as of July 1, 2021	$—	53,773,599	$26,886	$1,163,267	$2,015,743	$(787,682)	$2,418,214
Comprehensive income	—	—	—	—	138,054	(18,799)	119,255
Common stock dividends declared —$0.58 per share	—	—	—	—	(31,947)	—	(31,947)
Common stock issued under employee stock option and stock purchase plans and other (1) (2)	—	16,957	9	3,089	—	—	3,098
Common stock repurchases	—	(97,293)	(49)	(1,994)	(5,631)	—	(7,674)
Share-based compensation	—	—	—	12,705	—	—	12,705
Balance as of September 30, 2021	$—	53,693,263	$26,846	$1,177,067	$2,116,219	$(806,481)	$2,513,651
(1)Net of common shares delivered as payment for the exercise price or to satisfy the holders' withholding tax liability upon exercise of options
(2)Represents open-market transactions of common shares by the trustee of our deferred compensation plans

See accompanying Notes to Condensed Consolidated Financial Statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

	Nine months ended September 30, 2022
	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
(In thousands, except share amounts)	Amount	Shares	Par				Total
Balance as of January 1, 2022	$—	53,789,036	$26,896	$1,194,334	$2,265,957	$(689,241)	$2,797,946
Comprehensive income	—	—	—	—	660,982	(82,752)	578,230
Common stock dividends declared —$1.78 per share	—	—	—	—	(93,076)	—	(93,076)
Common stock purchased under employee stock option and stock purchase plans and other (1) (2)	—	490,286	245	(6,274)	—	—	(6,029)
Common stock repurchases	—	(4,028,230)	(2,015)	4,989	(303,254)	—	(300,280)
Share-based compensation	—	—	—	33,970	—	—	33,970
Balance as of September 30, 2022	$—	50,251,092	$25,126	$1,227,019	$2,530,609	$(771,993)	$3,010,761

	Nine months ended September 30, 2021
	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
(In thousands, except share amounts)	Amount	Shares	Par				Total
Balance as of January 1, 2021	$—	53,732,033	$26,866	$1,132,954	$1,912,942	$(817,205)	$2,255,557
Comprehensive income	—	—	—	—	337,984	10,724	348,708
Common stock dividends declared —$1.70 per share	—	—	—	—	(93,611)	—	(93,611)
Common stock issued under employee stock option and stock purchase plans and other (1) (2)	—	696,524	348	23,302	—	—	23,650
Common stock repurchases	—	(735,294)	(368)	(15,188)	(41,096)	—	(56,652)
Share-based compensation	—	—	—	35,999	—	—	35,999
Balance as of September 30, 2021	$—	53,693,263	$26,846	$1,177,067	$2,116,219	$(806,481)	$2,513,651
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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. GENERAL

Interim Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Ryder System, Inc. (Ryder) and all entities in which Ryder has a controlling voting interest (subsidiaries) and variable interest entities (VIE) required to be consolidated in accordance with generally accepted accounting principles in the United States (GAAP). The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the accounting policies described in our 2021 Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements and notes thereto. The year-end condensed balance sheet data was derived from our audited financial statements, but does not include all disclosures required by GAAP. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair statement have been included and the disclosures herein are adequate. The operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. Certain prior period amounts have been reclassified to conform with the current period presentation. We included "Other operating expenses" together with "Selling, general and administrative expenses" in the unaudited Condensed Consolidated Statement of Earnings. In the three and nine months ended September 30, 2021, we previously reported certain costs in "Cost of lease & related maintenance and rental" and "Cost of services" that should have been included in the "Cost of fuel services" within the unaudited Condensed Consolidated Statement of Earnings. These costs were not material to any financial statement line item and we elected to revise the presentation of these prior period costs to conform to the current year presentation in our financial statements.

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

3. SEGMENT REPORTING

Our primary measurement of segment financial performance, defined as segment "Earnings from continuing operations before income taxes" (EBT), includes an allocation of costs from Central Support Services (CSS) and excludes Non-operating pension costs, net and certain other items as discussed in Note 15, "Other Items Impacting Comparability." Segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
The following table sets forth financial information for each of our segments and provides a reconciliation between segment EBT and earnings from continuing operations before income taxes:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2022	2021	2022	2021
Revenue:
Fleet Management Solutions:
ChoiceLease	$791,156	$799,557	$2,396,075	$2,399,477
Commercial rental	349,550	300,640	1,003,380	790,618
SelectCare and other	162,520	147,384	492,878	450,272
Fuel services and ChoiceLease liability insurance (1)	278,644	188,759	839,860	539,699
Fleet Management Solutions	1,581,870	1,436,340	4,732,193	4,180,066
Supply Chain Solutions	1,206,508	802,357	3,469,008	2,284,687
Dedicated Transportation Solutions	454,328	380,357	1,329,504	1,055,575
Eliminations (2)	(207,242)	(160,005)	(607,717)	(457,420)
Total revenue	$3,035,464	$2,459,049	$8,922,988	$7,062,908

Earnings from continuing operations before income taxes:
Fleet Management Solutions	$265,301	$186,391	$798,822	$408,244
Supply Chain Solutions	63,974	22,161	150,833	96,159
Dedicated Transportation Solutions	28,150	11,324	71,517	37,468
Eliminations	(28,007)	(21,065)	(83,771)	(52,525)
	329,418	198,811	937,401	489,346
Unallocated Central Support Services	(21,041)	(17,027)	(60,813)	(53,323)
Non-operating pension costs, net (3)	(2,647)	148	(8,015)	530
Other items impacting comparability, net (4)	28,474	1,274	55,873	20,493
Earnings from continuing operations before income taxes	$334,204	$183,206	$924,446	$457,046
————————————
(1)In the first quarter of 2021, we completed the previously announced exit of the extension of our liability insurance coverage for ChoiceLease customers.
(2)Represents the elimination of intercompany revenue in our FMS business segment.
(3)Refer to Note 14, "Employee Benefit Plans," for a discussion on this item.
(4)Refer to Note 15, "Other Items Impacting Comparability," for a discussion of items excluded from our primary measure of segment performance.

The following table sets forth the capital expenditures paid for each of our segments:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2022	2021	2022	2021
Fleet Management Solutions	$655,734	$498,099	$1,767,573	$1,369,681
Supply Chain Solutions	58,820	21,224	124,395	44,204
Dedicated Transportation Solutions	251	299	1,705	861
Central Support Services	6,887	3,664	23,031	12,938
Purchases of property and revenue earning equipment	$721,692	$523,286	$1,916,704	$1,427,684

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
4. REVENUE
The following tables present our revenue recognized by primary geographical market in our reportable business segments and by industry for SCS. Refer to Note 3, "Segment Reporting," for the disaggregation of our revenue by major products/service lines.

Primary Geographical Markets

	Three months ended September 30, 2022
(In thousands)	FMS	SCS	DTS	Eliminations	Total
United States	$1,478,831	$1,077,669	$454,328	$(196,820)	$2,814,008
Canada	80,140	61,338	—	(9,913)	131,565
Europe (1)	22,899	—	—	—	22,899
Mexico	—	67,501	—	(509)	66,992
Total revenue	$1,581,870	$1,206,508	$454,328	$(207,242)	$3,035,464

(1)Refer to Note 15, "Other Items Impacting Comparability" for further information on the exit of the FMS U.K. business.

	Three months ended September 30, 2021
(In thousands)	FMS	SCS	DTS	Eliminations	Total
United States	$1,295,617	$689,180	$380,357	$(152,014)	$2,213,140
Canada	76,361	57,085	—	(7,991)	125,455
Europe	64,362	—	—	—	64,362
Mexico	—	56,092	—	—	56,092
Total revenue	$1,436,340	$802,357	$380,357	$(160,005)	$2,459,049

	Nine months ended September 30, 2022
(In thousands)	FMS	SCS	DTS	Eliminations	Total
United States	$4,351,413	$3,089,087	$1,329,504	$(576,952)	$8,193,052
Canada	239,262	190,049	—	(30,256)	399,055
Europe (1)	141,518	—	—	—	141,518
Mexico	—	189,872	—	(509)	189,363
Total revenue	$4,732,193	$3,469,008	$1,329,504	$(607,717)	$8,922,988

(1)Refer to Note 15, "Other Items Impacting Comparability" for further information on the exit of the FMS U.K. business.

	Nine months ended September 30, 2021
(In thousands)	FMS	SCS	DTS	Eliminations	Total
United States	$3,756,851	$1,952,193	$1,055,575	$(436,793)	$6,327,826
Canada	223,623	171,908	—	(20,627)	374,904
Europe	199,592	—	—	—	199,592
Mexico	—	160,586	—	—	160,586
Total revenue	$4,180,066	$2,284,687	$1,055,575	$(457,420)	$7,062,908

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

Industry

Our SCS business segment included revenue from the below industries:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2022	2021	2022	2021
Consumer packaged goods and retail	$565,822	$316,876	$1,604,521	$876,362
Automotive	391,929	303,923	1,134,659	882,977
Technology and healthcare	131,379	103,387	380,990	310,422
Industrial and other	117,378	78,171	348,838	214,926
Total SCS revenue	$1,206,508	$802,357	$3,469,008	$2,284,687

Lease & Related Maintenance and Rental Revenue
The non-lease revenue from maintenance services related to our FMS business is recognized in "Lease & related maintenance and rental revenue" in the Condensed Consolidated Statements of Earnings. For the three months ended September 30, 2022 and 2021, we recognized $250 million and $255 million, respectively. For the nine months ended September 30, 2022 and 2021, we recognized $769 million and $765 million, respectively.
Deferred Revenue
The following table includes the changes in deferred revenue due to the collection and deferral of cash or the satisfaction of our performance obligation under the contract:

	Nine months ended September 30,
(In thousands)	2022	2021
Balance as of beginning of period	$593,442	$629,739
Recognized as revenue during period from beginning balance	(306,615)	(147,944)
Consideration deferred during period, net	234,847	115,562
Foreign currency translation adjustment and other	28,886	(418)
Balance as of end of period	$550,560	$596,939
Contracted Not Recognized Revenue

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized (contracted not recognized revenue). Contracted not recognized revenue primarily includes deferred revenue and amounts for full service ChoiceLease maintenance revenue that will be recognized as revenue in future periods as we provide maintenance services to our customers. Contracted not recognized revenue excludes (1) variable consideration as it is not included in the transaction price consideration allocated at contract inception; (2) revenue from our lease component of our ChoiceLease product and commercial rental product; (3) revenue from contracts with an original duration of one year or less, including SelectCare contracts; and (4) revenue from SCS, DTS and other contracts where there are remaining performance obligations when we have the right to invoice but the revenue to be recognized in the future corresponds directly with the value delivered to the customer. Contracted not recognized revenue was $2.3 billion as of September 30, 2022.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

5. RECEIVABLES, NET

(In thousands)	September 30, 2022	December 31, 2021
Trade receivables	$1,473,328	$1,280,766
Sales-type lease receivables	117,618	148,134
Other, primarily warranty and insurance receivables	67,692	67,141
	1,658,638	1,496,041
Allowance for credit losses and other	(37,801)	(31,304)
Receivables, net	$1,620,837	$1,464,737

The following table provides a reconciliation of our allowance for credit losses and other:

	Nine months ended September 30,
(In thousands)	2022	2021
Balance as of beginning of period	$31,304	$43,024
Changes to provisions for credit losses	21,704	(5,097)
Write-offs and other	(15,207)	(11,320)
Balance as of end of period	$37,801	$26,607

6. REVENUE EARNING EQUIPMENT, NET

	Estimated Useful Lives (In Years)	September 30, 2022			December 31, 2021
(Dollars in thousands)		Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
Held for use:
Trucks	3 — 7	$5,320,696	$(2,095,515)	$3,225,181	$5,223,127	$(2,055,135)	$3,167,992
Tractors	4 — 7.5	7,213,401	(3,171,471)	4,041,930	7,256,002	(3,059,206)	4,196,796
Trailers and other	9.5 — 12	1,566,071	(670,291)	895,780	1,780,487	(868,820)	911,667
Held for sale		357,838	(247,121)	110,717	209,506	(162,922)	46,584
Total		$14,458,006	$(6,184,398)	$8,273,608	$14,469,122	$(6,146,083)	$8,323,039
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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

The following table provides a summary of incremental depreciation expense that has been recorded related to our previous residual value estimate changes as well as used vehicle sales results (rounded to the closest million):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Depreciation expense related to estimate changes	$50	$76	$147	$239
Used vehicle sales, net (1)	(113)	(69)	(356)	(150)
————————————————
(1)Used vehicle sales, net for the third quarter and nine months ended September 30, 2022, included $15 million and $43 million, respectively, of gains on sales of vehicles in the U.K. Refer to Note 15, "Other Items Impacting Comparability"
Used Vehicle Sales and Valuation Adjustments
Revenue earning equipment held for sale is stated at the lower of carrying amount or fair value less costs to sell. Losses on vehicles held for sale for which carrying values exceeded fair value, which we refer to as "valuation adjustments," are recognized at the time they are deemed to meet the held for sale criteria and are presented within "Used vehicle sales, net" in the Condensed Consolidated Statements of Earnings. For revenue earning equipment held for sale, we stratify our fleet by vehicle type (trucks, tractors and trailers), weight class, age and other relevant characteristics and create classes of similar assets for analysis purposes. For revenue earning equipment held for sale, fair value was determined based upon recent market prices obtained from our own sales experience for each class of similar assets and vehicle condition, if available, or third-party market pricing. In addition, we also consider expected declines in market prices when valuing the vehicles held for sale, as well as forecasted sales channel mix (retail/wholesale).

The following table presents revenue earning equipment held for sale that are measured at fair value on a nonrecurring basis and considered a Level 3 fair value measurement:

			Losses from Valuation Adjustments
			Three months ended September 30,		Nine months ended September 30,
(In thousands)	September 30, 2022	December 31, 2021	2022	2021	2022	2021
Revenue earning equipment held for sale (1):
Trucks	$838	$931	$925	$1,224	$1,911	$2,798
Tractors	1,671	1,485	972	2,177	3,424	2,836
Trailers and other	594	1,309	396	1,161	882	5,036
Total assets at fair value	$3,103	$3,725	$2,293	$4,562	$6,217	$10,670
 ————————————
(1)Reflects only the portion where net book values exceeded fair values and valuation adjustments were recorded. The net book value of assets held for sale that were less than fair value was $108 million and $43 million as of September 30, 2022 and December 31, 2021, respectively.

The components of Used vehicle sales, net were as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2022	2021	2022	2021
Gains on vehicle sales, net	$(115,778)	$(73,865)	$(362,262)	$(160,458)
Losses from valuation adjustments	2,293	4,562	6,217	10,670
Used vehicle sales, net	$(113,485)	$(69,303)	$(356,045)	$(149,788)

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

7. ACCRUED EXPENSES AND OTHER LIABILITIES

	September 30, 2022			December 31, 2021
(In thousands)	Accrued Expenses	Non-Current Liabilities	Total	Accrued Expenses	Non-Current Liabilities	Total
Salaries and wages	$231,285	$—	$231,285	$210,350	$—	$210,350
Insurance obligations (1)	184,874	316,726	501,600	186,449	311,209	497,658
Operating taxes	193,269	—	193,269	165,680	—	165,680
Deposits, mainly from customers	120,760	—	120,760	94,547	—	94,547
Operating lease liabilities	176,907	471,403	648,310	100,232	255,573	355,805
Deferred revenue (2)	179,153	371,407	550,560	182,785	410,657	593,442
Other	190,247	349,793	540,040	179,559	336,965	516,524
Total	$1,276,495	$1,509,329	$2,785,824	$1,119,602	$1,314,404	$2,434,006
 ————————————
(1)Insurance obligations primarily represent self-insured claim liabilities.
(2)Refer to Note 4, "Revenue," for additional information.

8. INCOME TAXES
Effective Tax Rate

Our effective income tax rate from continuing operations for the third quarter of 2022 was 26.3% as compared to 24.3% in the third quarter of 2021, and 28.3% in the nine months ended September 30, 2022, as compared to 25.7% in the nine months ended September 30, 2021. The increase in the effective tax rate for both periods was due to incremental U.S. tax on higher foreign earnings related to the exit of our U.K. FMS business as well as a shift in the mix of earnings subject to tax in different jurisdictions.
Deferred Income Taxes

We assess the realizability of our deferred tax assets each reporting period, considering both positive and negative evidence on realizability, and record a valuation allowance to the extent it is determined that they are not more-likely-than-not to be realizable. During the third quarter of 2022, the consideration of all of the evidence led to the determination that the deferred tax assets in the U.K. were more-likely-than-not to be realizable, and therefore, the full valuation allowance on the U.K. deferred tax assets of $8 million was released.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
9. LEASES
Leases as Lessor
The components of lease income were as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2022	2021	2022	2021
Operating leases
Lease income related to ChoiceLease	$367,009	$383,669	$1,127,391	$1,159,930
Lease income related to commercial rental (1)	332,568	287,612	955,927	752,994

Sales-type leases
Interest income related to net investment in leases	$11,986	$10,925	$32,941	$36,380

Variable lease income excluding commercial rental (1)	$80,688	$75,621	$226,030	$219,743
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

The components of net investment in sales-type leases, which are included in "Receivables, net" and "Sales-type leases and other assets" in the Condensed Consolidated Balance Sheets, were as follows:

(In thousands)	September 30, 2022	December 31, 2021
Net investment in the lease — lease payment receivable	$537,090	$583,008
Net investment in the lease — unguaranteed residual value in assets	36,789	46,740
	573,879	629,748
Estimated loss allowance	(3,245)	(3,705)
Total	$570,634	$626,043

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
10. DEBT

	Weighted Average Interest Rate
(Dollars in thousands)	September 30, 2022	Maturities	September 30, 2022	December 31, 2021
Debt:
U.S. commercial paper	2.94%	2026	$849,269	$531,157
Canadian commercial paper	—%	2026	—	7,087
Trade receivables financing program	3.56%	2023	50,000	—
Global revolving credit facility	—%	2026	—	—
Unsecured U.S. obligations	3.41%	2024	200,000	200,000
Unsecured U.S. notes — Medium-term notes (1)	3.58%	2023-2027	4,700,106	5,149,893
Unsecured foreign obligations	2.88%	2024	50,000	140,265
Asset-backed U.S. obligations (2)	2.80%	2022-2029	466,013	526,712
Finance lease obligations and other		2022-2031	38,539	44,595
			6,353,926	6,599,709
Debt issuance costs and original issue discounts			(19,784)	(20,040)
Total debt			6,334,142	6,579,669
Short-term debt and current portion of long-term debt			(1,049,109)	(1,333,363)
Long-term debt			$5,285,033	$5,246,306
 ————————————
(1)Includes the impact from the fair market values of hedging instruments on our notes, which was $50 million as of September 30, 2022, and not material as of December 31, 2021, and was included in "Other non-current liabilities" within the unaudited Condensed Consolidated Balance Sheets. The notional amount of the executed interest rate swaps designated as fair value hedges was $500 million and $450 million as of September 30, 2022 and December 31, 2021, respectively.
(2)Asset-backed U.S. obligations are related to financing transactions backed by a portion of our revenue earning equipment.

The fair value of total debt (excluding finance lease and asset-backed U.S. obligations) was approximately $5.8 billion and $6.2 billion as of September 30, 2022 and December 31, 2021. For publicly-traded debt, estimates of fair value were based on market prices. For other debt, fair value was estimated based on a model-driven approach using rates currently available to us for debt with similar terms and remaining maturities. The fair value measurements of our publicly-traded debt and our other debt were classified within Level 2 of the fair value hierarchy.

As of September 30, 2022, there was $551 million available under the global revolving credit facility. In order to maintain availability of funding, we must maintain a ratio of debt to consolidated net worth of less than or equal to 300%, as defined in the credit facility agreement. As of September 30, 2022, the ratio was 157%.

We had letters of credit and surety bonds outstanding of $542 million and $456 million as of September 30, 2022 and December 31, 2021, respectively, which primarily guarantee the payment of insurance claims.

As of September 30, 2022, the available proceeds under the trade receivables financing program were $174 million. In May 2022, we extended the maturity of the trade receivables financing program to expire in May 2023.

In February 2022, we issued an aggregate principal amount of $450 million unsecured medium terms notes that mature on March 1, 2027. The notes bear interest at a rate of 2.85% per year. In May 2022, we issued an aggregate principal amount of $300 million unsecured medium-term notes that mature on June 15, 2027. The notes bear interest at a rate of 4.30% per year.

In September 2022, we received $54 million from a financing transaction backed by a portion of our revenue earning equipment. The proceeds from the transaction were used for general corporate purposes. We provided end of term guarantees for the residual value of the revenue earning equipment in the transaction. The transaction proceeds, along with the end of term residual value guarantees, have been included within "asset-backed U.S. obligations" in the preceding table.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

11. SHARE REPURCHASE PROGRAMS

In September 2022, we completed our $300 million accelerated share repurchase program. This program was authorized by our board of directors in February 2022, and at that time, we repurchased and retired an initial share amount of approximately 3 million. The final settlement occurred in September 2022, resulting in the delivery and retirement of approximately 1 million additional shares. The number of shares ultimately repurchased and retired was based on the average of Ryder's daily volume-weighted average price per share of common stock during a repurchase period, less a discount. The average price paid for all of the shares delivered and retired under the accelerated share purchase agreement was $74.47 per share.

We maintain two additional share repurchase programs. The first program grants management discretion to repurchase up to 2.0 million shares of common stock over a period of two years, commencing October 14, 2021 and expiring October 14, 2023 (the "2021 Discretionary Program"). The 2021 Discretionary Program is designed to provide management with capital structure flexibility while concurrently managing objectives related to balance sheet leverage, acquisition opportunities, and shareholder returns. The second program authorizes management to repurchase up to 2.5 million shares of common stock, issued to employees under the company's employee stock plans since September 1, 2021 (the "2021 Anti-Dilutive Program"). The 2021 Anti-Dilutive Program is designed to mitigate the dilutive impact of shares issued under the company's employee stock plans. The 2021 Anti-Dilutive Program commenced October 14, 2021 and expires October 14, 2023. Share repurchases under both programs can be made from time to time using the company's working capital and a variety of methods, including open-market transactions and trading plans established pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The timing and actual number of shares repurchased are subject to market conditions, legal requirements and other factors, including balance sheet leverage, availability of quality acquisitions and stock price. During the nine months ended September 30, 2022, we did not repurchase any shares under these programs. During the nine months ended September 30, 2021, we repurchased and retired approximately 0.7 million shares for $57 million under the 2019 anti-dilutive program.

12. ACCUMULATED OTHER COMPREHENSIVE LOSS

Comprehensive (loss) income presents a measure of all changes in shareholders’ equity except for changes resulting from transactions with shareholders in their capacity as shareholders. The following summary sets forth the components of Accumulated other comprehensive loss, net of tax:

	Nine months ended September 30,
(In thousands)	2022	2021
Cumulative translation adjustments	$(264,598)	$(157,446)
Net actuarial loss and prior service cost	(515,069)	(638,575)
Unrealized gain (loss) from cash flow hedges	7,674	(10,460)
Accumulated other comprehensive loss	$(771,993)	$(806,481)

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
13. EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per common share from continuing operations:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Earnings per share — Basic:
Earnings from continuing operations	$246,420	$138,659	$662,584	$339,811
Less: Distributed and undistributed earnings allocated to unvested stock	(1,330)	(662)	(3,433)	(1,599)
Earnings from continuing operations available to common shareholders	$245,091	$137,997	$659,151	338,212

Weighted average common shares outstanding	49,806	52,322	50,252	52,330

Earnings from continuing operations per common share — Basic	$4.92	$2.64	$13.12	$6.46

Earnings per share — Diluted:
Earnings from continuing operations	$246,420	$138,659	$662,584	$339,811
Less: Distributed and undistributed earnings allocated to unvested stock	—	(650)	(3,374)	(1,575)
Earnings from continuing operations available to common shareholders — Diluted	$246,420	$138,009	$659,210	$338,236

Weighted average common shares outstanding — Basic	49,806	52,322	50,252	52,330
Effect of dilutive equity awards	1,267	1,192	1,026	1,090
Weighted average common shares outstanding — Diluted	51,073	53,514	51,278	53,419

Earnings from continuing operations per common share — Diluted	$4.82	$2.58	$12.86	$6.33

Anti-dilutive equity awards not included in diluted EPS	726	406	752	774
 ————————————
Note: Amounts may not be additive due to rounding.

14. EMPLOYEE BENEFIT PLANS

Components of net pension expense for defined benefit pension plans were as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2022	2021	2022	2021
Company-administered plans:
Service cost	$196	$276	$634	$824
Interest cost	15,653	14,496	47,262	43,514
Expected return on plan assets	(18,264)	(21,702)	(55,330)	(65,187)
Amortization of net actuarial loss and prior service cost	5,187	7,056	15,958	21,184
Net pension expense	$2,772	$126	$8,524	$335

Company-administered plans:
U.S.	$3,323	$2,227	$9,970	$6,680
Non-U.S.	(551)	(2,101)	(1,446)	(6,345)
Net pension expense	$2,772	$126	$8,524	$335

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
Non-operating pension costs, net include the amortization of net actuarial loss and prior service cost, interest cost and expected return on plan assets components of pension and postretirement benefit costs, as well as any significant charges for settlements or curtailments if recognized. During the nine months ended September 30, 2022, we contributed $19 million to our pension plans. We do not expect additional contributions to our pension plans for the year 2022. We also maintain other postretirement benefit plans that are not reflected in the table above as the amount of postretirement benefit expense for such plans was not material for any period presented.

15. OTHER ITEMS IMPACTING COMPARABILITY
Our primary measure of segment performance as shown in Note 3, "Segment Reporting," excludes certain items we do not believe are representative of the ongoing operations of the segment. Excluding these items from our segment measure of performance allows for better year over year comparison:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2022	2021	2022	2021
Restructuring and other, net	$(3,331)	$4,137	$21,225	$9,742
ERP implementation costs	—	—	—	12,721
Restructuring and other items, net	(3,331)	4,137	21,225	22,463
Gains on sale of U.K. revenue earning equipment	(14,938)	—	(43,309)	—
Gains on sale of U.K. properties	(10,205)	(5,411)	(33,789)	(42,179)
ChoiceLease liability insurance revenue (1)	—	—	—	(777)
Other items impacting comparability, net	$(28,474)	$(1,274)	$(55,873)	$(20,493)
 ————————————
(1) Refer to Note 3, "Segment Reporting," for additional information.

Note: Amounts may not be additive due to rounding.

During the three and nine months ended September 30, 2022 and 2021, other items impacting comparability included:
•Restructuring and other, net — For the third quarter of 2022, this item primarily included the recovery of $14 million related to the pursuit of a discrete commercial claim, partially offset by professional fees incurred to pursue the claim of approximately $9 million and U.K. severance costs as part of our plan to exit the FMS U.K. business of $2 million. For the nine months ended September 30, 2022, this item primarily included $20 million of professional fees related to the pursuit of a discrete commercial claim, partially offset by a recovery towards the full claim of $14 million. The nine months ended September 30, 2022, also included $9 million of U.K. severance costs as part of our plan to exit the FMS U.K. business and $5 million of transaction costs related to the acquisition of PLG Investments I, LLC. (Whiplash). In February 2022, we announced our intention to exit the FMS U.K. business and we expect to complete the exit plan by mid-2023. For the three and nine months ended September 30, 2021, this item primarily included professional fees related to the pursuit of a discrete commercial claim.

•Gains on sale of U.K. revenue earning equipment and properties — For the three and nine months ended September 30, 2022, we recorded gains on the sale of U.K. revenue earning equipment and properties as part of our plan to exit the FMS U.K. business. We recorded gains on sale of U.K. properties for the three and nine months ended September 30, 2021, primarily for certain FMS properties in the U.K. that were restructured as part of cost reduction activities in prior periods. The gains on sale of U.K. revenue earning equipment are reflected within "Used vehicle sales, net" and the gains on sale of U.K. properties are reflected within "Miscellaneous income, net" in our Condensed Consolidated Statements of Earnings.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
The following table summarizes the activities within, and components of, restructuring liabilities for 2022:

(In thousands)	Nine months ended September 30, 2022
Balance as of beginning of period	$10,484
Workforce reduction charges	$6,721
Utilization (1)	$(6,026)
Balance as of end of period (2)	$11,179
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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

17. SUPPLEMENTAL CASH FLOW INFORMATION

	Nine months ended September 30,
(In thousands)	2022	2021
Interest paid	$157,039	$155,358
Income taxes paid	$96,061	$21,177

Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$133,434	$70,047

Right-of-use assets obtained in exchange for lease obligations:
Finance leases	$5,112	$12,480
Operating leases	$228,660	$71,555

Capital expenditures acquired but not yet paid	$292,259	$176,907

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

The following table provides the preliminary purchase price allocation of the fair value of the assets and liabilities for Whiplash as of the acquisition date:

(In thousands)	January 1, 2022
Assets:
Receivables, net	$78,765
Goodwill	280,615
Customer relationships and other intangible assets	157,400
Other assets, primarily operating lease right-of-use assets	241,646
Total assets	758,426

Liabilities:
Accrued expenses and other current liabilities	78,948
Other liabilities, primarily operating lease liabilities	196,709
Net assets acquired	$482,769

The excess of the purchase consideration over the aggregate estimated fair values of identifiable assets acquired and liabilities assumed was recorded as goodwill. The goodwill recognized reflects anticipated supply chain services growth opportunities and expected synergies of combining Whiplash with our business. None of the goodwill is deductible for income tax purposes. Customer relationship intangible assets are expected to be amortized over 13 years. The purchase price included $439 million of restricted cash placed in escrow and the remaining amount classified as a deposit as of December 31, 2021. These amounts were recorded in "Prepaid expenses and other current assets" in the Condensed Consolidated Balance Sheet as of December 31, 2021. The cash paid from escrow during the first quarter of 2022 is reflected in "Acquisitions, net of cash acquired" in the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2022.

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

For the nine months ended September 30, 2022, we paid $27 million, net of cash acquired, related to other business combinations, which resulted in additions to goodwill and intangible assets of $20 million and $2 million, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included under Item 1, as well as our audited Consolidated Financial Statements and notes thereto and related MD&A included in the 2021 Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform with the current period presentation. We included "Other operating expenses" together with "Selling, general and administrative expenses" in the unaudited Condensed Consolidated Statement of Earnings. In the three and nine months ended September 30, 2021, we previously reported certain costs in "Cost of lease & related maintenance and rental" and "Cost of services" that should have been included in the "Cost of fuel services" within the unaudited Condensed Consolidated Statement of Earnings. These costs were not material to any financial statement line item and we elected to revise the presentation of these prior period costs to conform to the current year presentation in our financial statements.

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

Business Trends

In the three and nine months ended September 30, 2022, supply chain disruptions and labor shortage challenges contributed to, and continue to contribute to increased demand for our services as companies seek long-term outsourcing solutions. In addition, the limited supply of vehicles available in the market contributed to robust demand and pricing for our rental and used vehicles.

In our Fleet Management Solutions (FMS) business, the used vehicle sales and rental market have benefited from strong demand and pricing trends, resulting in higher year over year performance in both of these areas. Used vehicle market conditions remain strong despite a decline in sequential used vehicle pricing. We anticipate that the historically strong used vehicle sales environment will continue to decline this year, with slower freight growth partially offset by ongoing tight market capacity. We have benefited from market acceptance for higher lease rates on new and renewing leases, resulting in improved portfolio returns and North America ChoiceLease fleet growth. If the limited supply of vehicles continues for an extended period, we will likely continue to experience benefits in rental and used vehicle pricing and overall demand; however, we may experience limited rental and lease fleet growth from OEM delivery delays and lower used vehicle sales volumes due to limited used vehicle inventory.

In our Supply Chain Solutions (SCS) business, we are seeing strong outsourcing trends in warehousing and distribution, as well as in e-commerce fulfillment and last mile delivery of big and bulky items. We continue to experience a significant level of new contract wins in SCS and Dedicated Transportation Solutions (DTS), which combined with recent acquisitions, contributed to significant revenue growth. Our previously announced acquisitions are performing well and above expectations and provide us with enhanced capabilities in fast-growing e-commerce fulfillment and in multi-client warehousing. During the latter half of 2021 and first half of 2022, labor shortages resulted in higher labor costs across all of our business segments, particularly our DTS and SCS segments. The DTS and SCS pricing adjustments and cost recovery initiatives helped DTS and SCS return to their target earnings levels in the third quarter.

While we are experiencing positive momentum in our businesses, other unknown effects from extended higher fuel prices, inflationary cost pressures, prolonged labor shortages, extended disruptions in vehicle and vehicle part production and rising interest rates may negatively impact demand for our business, financial results, and significant judgments and estimates.

SELECTED OPERATING PERFORMANCE ITEMS

•Total revenue of $3.0 billion and operating revenue (a non-GAAP measure) of $2.3 billion for third quarter of 2022 increased 23% and 18%, respectively as compared to prior year, reflecting revenue growth across all business segments and SCS acquisitions
•Diluted EPS from continuing operations of $4.82 in the third quarter of 2022 versus $2.58 in prior year, reflecting significantly higher earnings in FMS and improved performance in SCS and DTS

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
•Comparable EPS (a non-GAAP measure) from continuing operations of $4.45 in the third quarter of 2022 versus $2.55 in prior year
•Adjusted Return on Equity (ROE) (a non-GAAP measure) of 30.0% in the third quarter of 2022
•Net cash provided by operating activities from continuing operations of $1.8 billion and free cash flow (a non-GAAP measure) of $887 million in the third quarter of 2022

The following discussion provides a summary of financial highlights that are discussed in more detail throughout our MD&A and within the Notes to Condensed Consolidated Financial Statements:

	Three months ended September 30,		Nine months ended September 30,		Change 2022/2021
(Dollars in thousands, except per share)	2022	2021	2022	2021	Three Months	Nine Months
Total revenue	$3,035,464	$2,459,049	$8,922,988	$7,062,908	23%	26%
Operating revenue (1)	2,346,942	1,982,855	6,869,635	5,723,038	18%	20%

Earnings from continuing operations before income taxes (EBT)	$334,204	$183,206	$924,446	$457,046	82%	102%
Comparable EBT (1)	308,377	181,784	876,588	436,023	70%	101%
Earnings from continuing operations	246,420	138,659	662,584	339,811	78%	95%
Comparable earnings from continuing operations (1)	227,315	137,458	641,158	324,786	65%	97%
Net earnings	245,995	138,054	660,982	337,984	78%	96%
Comparable EBITDA (1)	696,975	611,721	2,032,134	1,803,191	14%	13%

Earnings per common share (EPS) — Diluted
Continuing operations	$4.82	$2.58	$12.86	$6.33	87%	103%
Comparable (1)	4.45	2.55	12.44	6.05	75%	106%
Net earnings	4.82	2.57	12.82	6.30	88%	103%
(1)Non-GAAP financial measure. Refer to the "Non-GAAP Financial Measures" section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.

Total revenue increased 23% in the third quarter of 2022 and 26% for the nine months ended September 30, 2022. Operating revenue (a non-GAAP measure excluding fuel, subcontracted transportation and ChoiceLease liability insurance revenue) increased 18% in the third quarter of 2022 and 20% in the nine months ended September 30, 2022. The increases in total and operating revenue for both the third quarter and nine months ended September 30, 2022, were primarily due to higher revenue across all of our business segments and the SCS acquisitions of PLG Investments I, LLC (Whiplash) and Midwest Warehouse & Distribution System (Midwest). Total revenue in both periods also increased from higher subcontracted transportation and fuel revenue.

EBT and comparable EBT (a non-GAAP measure) increased to $334 million and $308 million, respectively, in the third quarter of 2022 from $183 million and $182 million, respectively, in the prior year period. For the nine months ended September 30, 2022, EBT and comparable EBT (a non-GAAP measure) increased to $924 million and $877 million, respectively, as compared to $457 million and $436 million, respectively in the prior year period. The increases in both periods were primarily due to higher gains on used vehicles sold in North America, higher commercial rental results and a declining impact of depreciation expense from prior residual value estimate changes. The increase in the third quarter was also driven by higher results in SCS and DTS.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

CONSOLIDATED RESULTS

Lease & Related Maintenance and Rental

	Three months ended September 30,		Nine months ended September 30,		Change 2022/2021
(Dollars in thousands)	2022	2021	2022	2021	Three Months	Nine Months
Lease & related maintenance and rental revenue	$1,044,547	$1,013,968	$3,119,136	$2,941,084	3%	6%
Cost of lease & related maintenance and rental	691,030	719,150	2,077,765	2,151,738	(4)%	(3)%
Gross margin	$353,517	$294,818	$1,041,371	$789,346	20%	32%
Gross margin %	34%	29%	33%	27%

Lease & related maintenance and rental revenue represent revenue from our ChoiceLease and commercial rental product offerings within our FMS business segment. Revenue increased 3% in the third quarter of 2022 and 6% for the nine months ended September 30, 2022, primarily driven by increases in commercial rental pricing and demand.

Cost of lease & related maintenance and rental represents the direct costs related to lease & related maintenance and rental revenue and are comprised of depreciation of revenue earning equipment, maintenance costs (primarily repair parts and labor), and other costs such as licenses, insurance and operating taxes. Cost of lease & related maintenance and rental excludes interest costs from vehicle financing, which are reported within "Interest expense" in our Condensed Consolidated Statements of Earnings. Cost of lease & related maintenance and rental decreased 4% in the third quarter of 2022 and 3% for the nine months ended September 30, 2022, primarily due to declining depreciation expense impacts from prior residual value estimate changes.

Lease & related maintenance and rental gross margin increased in the third quarter of 2022 and for the nine months ended September 30, 2022, primarily due to higher commercial rental pricing and utilization, a declining impact of depreciation expense from prior residual value estimate changes and higher ChoiceLease pricing.

Services

	Three months ended September 30,		Nine months ended September 30,		Change 2022/2021
(Dollars in thousands)	2022	2021	2022	2021	Three Months	Nine Months
Services revenue	$1,811,134	$1,320,761	$5,258,258	$3,762,389	37%	40%
Cost of services	1,545,764	1,161,889	4,512,594	3,251,696	33%	39%
Gross margin	$265,370	$158,872	$745,664	$510,693	67%	46%
Gross margin %	15%	12%	14%	14%

Services revenue represents all the revenue associated with our SCS and DTS business segments, as well as SelectCare and fleet support services associated with our FMS business segment. Services revenue increased 37% in the third quarter of 2022 and 40% for the nine months ended September 30, 2022, due to increases in revenue in SCS and DTS driven by growth from acquisitions, higher volumes, new business, and higher pricing. Prior year volumes in SCS were negatively impacted from supply chain disruptions, primarily in the automotive industry.

Cost of services represents the direct costs related to services revenue and is primarily comprised of salaries and employee-related costs, subcontracted transportation (purchased transportation from third parties), fuel, vehicle liability costs and maintenance costs. Cost of services increased 33% in the third quarter and 39% for the nine months ended September 30, 2022, primarily due to the growth in revenue and higher subcontracted transportation and labor costs in SCS and DTS.

Services gross margin increased 67% in the third quarter of 2022 and increased 46% for the nine months ended September 30, 2022, due to higher pricing, new business, growth from acquisitions and increased volumes. Services gross margin as a percentage of revenue increased in the third quarter of 2022, due to pricing adjustments and cost-recovery efforts and remained consistent for the nine months ended September 30, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Fuel

	Three months ended September 30,		Nine months ended September 30,		Change 2022/2021
(Dollars in thousands)	2022	2021	2022	2021	Three Months	Nine Months
Fuel services revenue	$179,783	$124,320	$545,594	$359,435	45%	52%
Cost of fuel services	179,716	124,347	539,887	356,506	45%	51%
Gross margin	$67	$(27)	$5,707	$2,929	NM	95%
Gross margin %	—%	—%	1%	1%

Fuel services revenue represents fuel services provided to our FMS customers. Fuel services revenue increased 45% in the third quarter of 2022 and 52% for the nine months ended September 30, 2022, primarily reflecting higher fuel prices passed through to customers.

Cost of fuel services includes the direct costs associated with providing our customers with fuel. These costs include fuel, salaries and employee-related costs of fuel island attendants and depreciation of our fueling facilities and equipment. Cost of fuel services increased 45% in the third quarter of 2022 and 51% for the nine months ended September 30, 2022, as a result of higher fuel prices.

Fuel services gross margin and gross margin as a percentage of revenue remained relatively breakeven in the third quarter of 2022 and remained at 1% for the nine months ended September 30, 2022, compared to prior year. Fuel is largely a pass-through to customers for which we realize minimal changes in margin during periods of steady market fuel prices. However, fuel services margin is impacted by sudden increases or decreases in market fuel prices during a short period of time, as customer pricing for fuel is established based on current market fuel costs. Fuel services gross margin for the third quarter of 2022 and nine months ended September 30, 2022, was not significantly impacted by these price change dynamics as fuel prices fluctuated during the period.

Selling, General and Administrative Expenses

	Three months ended September 30,		Nine months ended September 30,		Change 2022/2021
(Dollars in thousands)	2022	2021	2022	2021	Three Months	Nine Months
Selling, general and administrative expenses (SG&A)	$349,611	$287,971	$1,052,307	$866,362	21%	21%
Percentage of total revenue	12%	12%	12%	12%

SG&A expenses increased 21% in the third quarter and nine months ended September 30, 2022. The increase in both periods is mainly due to higher incentive-based compensation costs, amortization of intangibles from the Whiplash and Midwest acquisitions, and higher bad debt and travel expense. The increase in SG&A expenses for the nine months ended September 30, 2022, also included increased strategic investments in information technology. SG&A expenses as a percentage of total revenue remained flat at 12% for the third quarter of 2022 and for the nine months ended September 30, 2022.

Non-Operating Pension Costs, net

	Three months ended September 30,		Nine months ended September 30,		Change 2022/2021
(Dollars in thousands)	2022	2021	2022	2021	Three Months	Nine Months
Non-operating pension costs, net	$2,647	$(148)	$8,015	$(530)	NM	NM
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Used Vehicle Sales, net

	Three months ended September 30,		Nine months ended September 30,		Change 2022/2021
(Dollars in thousands)	2022	2021	2022	2021	Three Months	Nine Months
Used vehicle sales, net	$(113,485)	$(69,303)	$(356,045)	$(149,788)	64%	138%

Used vehicle sales, net includes gains or losses from sales of used vehicles, selling costs associated with used vehicles and write-downs of vehicles held for sale to fair market values (referred to as "valuation adjustments"). Used vehicle sales, net increased in the third quarter of 2022 and nine months ended September 30, 2022, due to higher proceeds per unit on sales of used vehicles. Used vehicle sales, net for the three and nine months ended September 30, 2022, includes gains associated with the exit of the U.K. of $15 million and $43 million, respectively. Refer to Note 15, "Other Items Impacting Comparability" for further details.

Average proceeds per unit increased in the third quarter of 2022 and for the nine months ended September 30, 2022. The following table presents the average used vehicle pricing changes for North America compared to the prior year:

	Proceeds per unit change 2022/2021 (1)
	Three Months	Nine Months
Tractors	14%	72%
Trucks	26%	69%
————————————
(1) Represents percentage change compared to prior year period in average sales proceeds on used vehicle sales using constant currency.
Interest expense

	Three months ended September 30,		Nine months ended September 30,		Change 2022/2021
(Dollars in thousands)	2022	2021	2022	2021	Three Months	Nine Months
Interest expense	$57,802	$53,752	$165,490	$162,613	8%	2%
Effective interest rate	3.6%	3.5%	3.4%	3.4%

Interest expense in the third quarter of 2022 increased 8% from the prior year and increased 2% for the nine months ended September 30, 2022, reflecting higher average outstanding debt in both periods and a higher fixed debt interest rate, partially offset by a higher mix of variable rate debt at lower interest rates.

Miscellaneous income, net

	Three months ended September 30,		Nine months ended September 30,		Change 2022/2021
(Dollars in thousands)	2022	2021	2022	2021	Three Months	Nine Months
Miscellaneous income, net	$(8,494)	$(5,952)	$(22,696)	$(55,198)	43%	(59)%
Miscellaneous income, net consists of investment income on securities used to fund certain benefit plans, interest income, gains on sales of operating property, foreign currency transaction remeasurement and other non-operating items. Miscellaneous income, net was $8 million in the third quarter of 2022 compared to $6 million in the prior year period, primarily reflecting higher gains on sales of properties partially offset by lower investment income. Miscellaneous income, net was $23 million for the nine months ended September 30, 2022, compared to $55 million in the prior year period, primarily due to lower investment income and higher gains on sale of properties in the prior year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Restructuring and other items, net

	Three months ended September 30,		Nine months ended September 30,		Change 2022/2021
(Dollars in thousands)	2022	2021	2022	2021	Three Months	Nine Months
Restructuring and other items, net	$(3,331)	$4,137	$21,225	$22,463	NM	(6)%
Refer to Note 15, "Other Items Impacting Comparability" in the Notes to Condensed Consolidated Financial Statements for a discussion of restructuring charges and other items.

Provision for income taxes

	Three months ended September 30,		Nine months ended September 30,		Change 2022/2021
(Dollars in thousands)	2022	2021	2022	2021	Three Months	Nine Months
Provision for income taxes	$87,784	$44,547	$261,862	$117,235	97%	123%
Effective tax rate on continuing operations	26.3%	24.3%	28.3%	25.7%
Comparable tax rate on continuing operations (1)	26.3%	24.4%	26.9%	25.5%
————————————
(1)Non-GAAP financial measure. Refer to the "Non-GAAP Financial Measures" section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.

Refer to our discussion of changes in our provision for income taxes and effective tax rate from continuing operations in Note 8, "Income Taxes."

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
OPERATING RESULTS BY BUSINESS SEGMENT

	Three months ended September 30,		Nine months ended September 30,		Change 2022/2021
(Dollars in thousands)	2022	2021	2022	2021	Three Months	Nine Months
Revenue:
Fleet Management Solutions	$1,581,870	$1,436,340	$4,732,193	$4,180,066	10%	13%
Supply Chain Solutions	1,206,508	802,357	3,469,008	2,284,687	50%	52%
Dedicated Transportation Solutions	454,328	380,357	1,329,504	1,055,575	19%	26%
Eliminations	(207,242)	(160,005)	(607,717)	(457,420)	(30)%	(33)%
Total	$3,035,464	$2,459,049	$8,922,988	$7,062,908	23%	26%
Operating Revenue: (1)
Fleet Management Solutions	$1,303,226	$1,247,581	$3,892,333	$3,640,367	4%	7%
Supply Chain Solutions	834,878	559,290	2,371,399	1,596,446	49%	49%
Dedicated Transportation Solutions	317,027	271,557	919,046	764,245	17%	20%
Eliminations	(108,189)	(95,573)	(313,143)	(278,020)	(13)%	(13)%
Total	$2,346,942	$1,982,855	$6,869,635	$5,723,038	18%	20%

Earnings from continuing operations before income taxes:
Fleet Management Solutions	$265,301	$186,391	$798,822	$408,244	42%	96%
Supply Chain Solutions	63,974	22,161	150,833	96,159	189%	57%
Dedicated Transportation Solutions	28,150	11,324	71,517	37,468	149%	91%
Eliminations	(28,007)	(21,065)	(83,771)	(52,525)	33%	59%
	329,418	198,811	937,401	489,346	66%	92%
Unallocated Central Support Services	(21,041)	(17,027)	(60,813)	(53,323)	24%	14%
Non-operating pension costs, net (2)	(2,647)	148	(8,015)	530	NM	NM
Other items impacting comparability, net (3)	28,474	1,274	55,873	20,493	NM	NM
Earnings from continuing operations before income taxes	$334,204	$183,206	$924,446	$457,046	82%	102%
————————————
(1)Non-GAAP financial measure. Refer to the "Non-GAAP Financial Measures" section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.
(2)Refer to Note 14, "Employee Benefit Plans," for a discussion on this item.
(3)Refer to Note 15, "Other Items Impacting Comparability," and below for a discussion of items excluded from our primary measure of segment performance.
As part of management’s evaluation of segment operating performance, we define the primary measurement of our segment financial performance as segment "Earnings from continuing operations before income taxes" (EBT), which includes an allocation of Central Support Services (CSS), and excludes Non-operating pension costs, net and certain other items as discussed in Note 15, "Other Items Impacting Comparability," in the Notes to Condensed Consolidated Financial Statements. CSS represents those costs incurred to support all business segments, including finance and procurement, corporate services, human resources, information technology, public affairs, legal, marketing, and corporate communications.

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

Our FMS segment leases revenue earning equipment and also provides rental vehicles, fuel, maintenance and other ancillary services to the SCS and DTS segments. Inter-segment EBT allocated to SCS and DTS includes earnings related to equipment used in providing services to SCS and DTS customers. EBT related to inter-segment equipment and services billed to SCS and

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
DTS customers (equipment contribution) are included in both FMS and the segment that served the customer and then eliminated upon consolidation (presented as "Eliminations").

The following table sets forth the benefits from equipment contribution included in EBT for our SCS and DTS business segments:

	Three months ended September 30,		Nine months ended September 30,		Change 2022/2021
(Dollars in thousands)	2022	2021	2022	2021	Three Months	Nine Months
Equipment Contribution:
Supply Chain Solutions	$11,912	$8,794	$33,113	$21,839	35%	52%
Dedicated Transportation Solutions	16,095	12,271	50,658	30,686	31%	65%
Total	$28,007	$21,065	$83,771	$52,525	33%	59%

The increase in SCS and DTS equipment contribution in the third quarter of 2022 and in the nine months ended September 30, 2022, is primarily related to higher proceeds on sales of used vehicles, fleet growth and increased fuel margins due to rapid fluctuations in fuel prices.

Items excluded from our segment EBT measure and their classification within our Condensed Consolidated Statements of Earnings are as follows (in thousands):

		Three months ended September 30,		Nine months ended September 30,
Description	Classification	2022	2021	2022	2021
Restructuring and other, net (1)	Restructuring and other items, net	$3,331	$(4,137)	$(21,225)	$(9,742)
ERP implementation costs (1)	Restructuring and other items, net	—	—	—	(12,721)
Gains on sale of U.K. revenue earning equipment (1)	Used vehicles sales, net	14,938	—	43,309	—
Gains on sale of U.K. properties (1)	Miscellaneous income, net	10,205	5,411	33,789	42,179
ChoiceLease liability insurance revenue (1)	Revenue	—	—	—	777
Other items impacting comparability, net		28,474	1,274	55,873	20,493
Non-operating pension costs, net (2)	Non-operating pension costs	(2,647)	148	(8,015)	530
		$25,827	$1,422	$47,858	$21,023
———————————
(1)Refer to Note 15, "Other Items Impacting Comparability," in the Notes to Condensed Consolidated Financial Statements for additional information.
(2)Includes the amortization of net actuarial loss and prior service cost, interest cost and expected return on plan assets components of pension and postretirement benefit costs, as well as any significant charges for settlements or curtailments if recognized.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Fleet Management Solutions

	Three months ended September 30,		Nine months ended September 30,		Change 2022/2021
(Dollars in thousands)	2022	2021	2022	2021	Three Months	Nine Months
ChoiceLease	$791,156	$799,557	$2,396,075	$2,399,477	(1)%	—%
Commercial rental (1)	349,550	300,640	1,003,380	790,618	16%	27%
SelectCare and other	162,520	147,384	492,878	450,272	10%	9%
Fuel services and ChoiceLease liability insurance(2)	278,644	188,759	839,860	539,699	48%	56%
FMS total revenue	$1,581,870	$1,436,340	$4,732,193	$4,180,066	10%	13%

FMS operating revenue (3)	$1,303,226	$1,247,581	$3,892,333	$3,640,367	4%	7%

FMS EBT	$265,301	$186,391	$798,822	$408,244	42%	96%

FMS EBT as a % of FMS total revenue	16.8%	13.0%	16.9%	9.8%	380 bps	710 bps

FMS EBT as a % of FMS operating revenue (3)	20.4%	14.9%	20.5%	11.2%	550 bps	930 bps

			Twelve months ended September 30,		Change 2022/2021
			2022	2021
FMS EBT as a % of FMS total revenue			16.9%	8.5%	840 bps
FMS EBT as a % of FMS operating revenue (3)			20.3%	9.7%	1,060 bps
————————————
(1)For the three months ended September 30, 2022 and 2021, rental revenue from lease customers in place of a lease vehicle represented 33% and 30% of commercial rental revenue, respectively. For the nine months ended September 30, 2022 and 2021, rental revenue from lease customers in place of a lease vehicle represented 33% and 30% of commercial rental revenue, respectively.
(2)In the first quarter of 2021, we completed the previously announced exit of the extension of our liability insurance coverage for ChoiceLease customers.
(3)Non-GAAP financial measure. Refer to the "Non-GAAP Financial Measures" section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.

FMS total revenue increased 10% in the third quarter of 2022 and 13% for the nine months ended September 30, 2022, due to higher operating revenue (a non-GAAP measure excluding fuel and ChoiceLease liability insurance revenue) and higher fuel service revenue primarily reflecting higher fuel prices passed through to customers. FMS operating revenue increased 4% in the third quarter and 7% for the nine months ended September 30, 2022, primarily driven by increases in commercial rental pricing and demand, despite a 4% and 2% negative impact from the wind down of the UK business for the third quarter and nine months ended September 30, 2022, respectively.

FMS EBT in the third quarter of 2022 increased to $265 million from $186 million in the prior year period. FMS EBT in the nine months ended September 30, 2022, increased to $799 million from $408 million in the prior year period. FMS EBT increased primarily from higher used vehicle sales and rental results reflecting benefits from tight truck capacity and initiatives to improve returns in these areas. Increased gains on used vehicles sold and a declining impact of depreciation expense from prior vehicle residual value estimate changes contributed $55 million and $255 million for the three and nine months ended September 30, 2022, respectively, in higher year-over-year earnings. Used vehicle pricing increased from the prior year for both trucks and tractors. Used vehicle inventory levels increased to 4,700 vehicles due to increased U.K. inventory related to our exit plan, but remains below the target range of 7,000 - 9,000 vehicles. Commercial rental results benefited from 7% increased power fleet pricing in the third quarter and nine months ended September 30, 2022, and strong power fleet utilization. Rental power fleet utilization of 83% in the third quarter of 2022 was consistent with the prior period and increased to 83% from 79% in the nine months ended September 30, 2022, compared to the prior period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Our global fleet of owned and leased revenue earning equipment and SelectCare vehicles, including vehicles under on-demand maintenance, is summarized as follows (number of units rounded to the nearest hundred):

				Change
	September 30, 2022	December 31, 2021	September 30, 2021	Sept 2022/ Dec 2021	Sept 2022/ Sept 2021
End of period vehicle count
By type:
Trucks (1)	74,500	75,100	75,000	(1)%	(1)%
Tractors (2)	69,500	70,700	71,900	(2)%	(3)%
Trailers and other (3)	40,900	43,500	43,800	(6)%	(7)%
Total	184,900	189,300	190,700	(2)%	(3)%

By product line:
ChoiceLease	136,200	143,900	144,700	(5)%	(6)%
Commercial rental	41,900	40,700	40,300	3%	4%
Service vehicles and other	2,100	2,200	2,200	(5)%	(5)%
	180,200	186,800	187,200	(4)%	(4)%
Held for sale	4,700	2,500	3,500	88%	34%
Total	184,900	189,300	190,700	(2)%	(3)%

Customer vehicles under SelectCare contracts (4)	56,000	54,500	53,900	3%	4%

Quarterly average vehicle count
By product line:
ChoiceLease	137,400	144,500	145,200	(5)%	(5)%
Commercial rental	41,700	40,400	39,400	3%	6%
Service vehicles and other	2,100	2,200	2,300	(5)%	(9)%
	181,200	187,100	186,900	(3)%	(3)%
Held for sale	4,100	2,700	3,900	52%	5%
Total	185,300	189,800	190,800	(2)%	(3)%

Customer vehicles under SelectCare contracts (4)	55,800	54,200	53,400	3%	4%
Customer vehicles under SelectCare on-demand (5)	6,300	6,300	6,000	—%	5%
Total vehicles serviced	247,400	250,300	250,200	(1)%	(1)%
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
The following table provides information on our North America active ChoiceLease fleet (number of units rounded to nearest hundred) and our global commercial rental power fleet (excludes trailers):

				Change
	September 30, 2022	December 31, 2021	September 30, 2021	Sept 2022/ Dec 2021	Sept 2022/ Sept 2021
Active ChoiceLease fleet
End of period vehicle count (1)	129,100	128,900	129,200	—%	—%
Quarterly average vehicle count (1)	128,800	129,200	129,300	—%	—%
Commercial rental statistics
Quarterly commercial rental utilization - power fleet (2)	83.2%	85.2%	82.8%	(200) bps	40	bps
Year-to-date commercial rental utilization - power fleet (2)	83.1%	80.4%	78.7%	270 bps	440	bps
———————————
(1)Active ChoiceLease vehicles are calculated as those units currently earning revenue and not classified as not yet earning or no longer earning units.
(2)Rental utilization is calculated using the number of days units are rented divided by the number of days units are available to rent based on the days in the calendar year.

Supply Chain Solutions

	Three months ended September 30,		Nine months ended September 30,		Change 2022/2021
(Dollars in thousands)	2022	2021	2022	2021	Three Months	Nine Months
Consumer packaged goods and retail	$444,198	$263,659	$1,262,717	$717,936	68%	76%
Automotive	226,244	167,856	638,268	519,577	35%	23%
Technology and healthcare	77,426	60,807	221,675	173,041	27%	28%
Industrial and other	87,010	66,968	248,739	185,892	30%	34%
Subcontracted transportation and fuel	371,630	243,067	1,097,609	688,241	53%	59%
SCS total revenue	$1,206,508	$802,357	$3,469,008	$2,284,687	50%	52%

SCS operating revenue (1)	$834,878	$559,290	$2,371,399	$1,596,446	49%	49%

SCS EBT	$63,974	$22,161	$150,833	$96,159	189%	57%
SCS EBT as a % of SCS total revenue	5.3%	2.8%	4.3%	4.2%	250 bps	10 bps
SCS EBT as a % of SCS operating revenue (1)	7.7%	4.0%	6.4%	6.0%	370 bps	40 bps

Memo:
End of period fleet count	12,500	10,500	12,500	10,500	19%	19%

			Twelve months ended September 30,		Change 2022/2021
			2022	2021
SCS EBT as a % of SCS total revenue			4.0%	4.3%	(30) bps
SCS EBT as a % of SCS operating revenue (1)			5.8%	6.2%	(40) bps
————————————
(1)Non-GAAP financial measure. Refer to the "Non-GAAP Financial Measures" section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
The following table summarizes the components of the change in revenue on a percentage basis versus the prior year:

	Three months ended September 30, 2022		Nine months ended September 30, 2022
	Total	Operating (1)	Total	Operating (1)
Organic, including price and volume	24%	23%	26%	23%
Acquisition	24	26	24	26
Fuel	2	—	2	—
Net increase	50%	49%	52%	49%
————————————
(1)Non-GAAP financial measure. Refer to the "Non-GAAP Financial Measures" section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.

SCS total revenue increased 50% in the third quarter of 2022 and 52% in the nine months ended September 30, 2022, primarily as a result of higher operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation). SCS operating revenue increased 49% in both the third quarter of 2022 and for the nine months ended September 30, 2022, primarily due to the acquisitions of Whiplash and Midwest and strong revenue growth in all industry verticals from new business, higher volumes and increased pricing. Higher volumes include the prior year impact of supply chain disruptions. Operating revenue organically grew 23% for the third quarter of 2022 and for the nine months ended September 30, 2022.

SCS EBT increased 189% in the third quarter of 2022 and 57% for the nine months ended September 30, 2022, primarily due to higher pricing and cost-recovery initiatives and new business. SCS EBT comparisons also benefited from the impact of supply chain disruptions in the prior year and acquisitions. The positive impact of acquisitions included non-cash amortization expense of $6 million and $22 million during the three and nine months ended September 30, 2022, respectively.

Dedicated Transportation Solutions

	Three months ended September 30,		Nine months ended September 30,		Change 2022/2021
(Dollars in thousands)	2022	2021	2022	2021	Three Months	Nine Months
DTS total revenue	$454,328	$380,357	$1,329,504	$1,055,575	19%	26%

DTS operating revenue (1)	$317,027	$271,557	$919,046	$764,245	17%	20%

DTS EBT	$28,150	$11,324	$71,517	$37,468	149%	91%
DTS EBT as a % of DTS total revenue	6.2%	3.0%	5.4%	3.5%	320 bps	190 bps

DTS EBT as a % of DTS operating revenue (1)	8.9%	4.2%	7.8%	4.9%	470 bps	290 bps

Memo:
End of period fleet count	11,400	10,800	11,400	10,800	6%	6%

			Twelve months ended September 30,		Change 2022/2021
			2022	2021
DTS EBT as a % of DTS total revenue			4.8%	3.9%	90 bps
DTS EBT as a % of DTS operating revenue (1)			6.9%	5.3%	160 bps
————————————
(1)Non-GAAP financial measure. Refer to the "Non-GAAP Financial Measures" section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.

DTS total revenue increased 19% in the third quarter of 2022 and 26% for the nine months ended September 30, 2022, primarily due to higher operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation). DTS operating

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
revenue increased 17% in the third quarter of 2022 and 20% in the nine months ended September 30, 2022, primarily due to higher pricing and new business.

DTS EBT increased 149% in third quarter of 2022 and 91% for the nine months ended September 30, 2022, primarily due to higher pricing as well as new business.

Central Support Services

	Three months ended September 30,		Nine months ended September 30,		Change 2022/2021
(Dollars in thousands)	2022	2021	2022	2021	Three Months	Nine Months
Total CSS	108,863	90,507	312,950	272,649	20%	15%
Allocation of CSS to business segments	(87,822)	(73,480)	(252,137)	(219,326)	20%	15%
Unallocated CSS	$21,041	$17,027	$60,813	$53,323	24%	14%

Total CSS costs increased 20% and 15%in the third quarter and nine months ended September 30, 2022, respectively, due to strategic investments in marketing and technology, increased incentive-based compensation costs and professional fees. Unallocated CSS costs increased 24% in the third quarter of 2022, primarily reflecting increased incentive-based compensation costs and professional fees. Unallocated CSS costs increased 14% for the nine months ended September 30, 2022, primarily reflecting increased professional fees.

FINANCIAL RESOURCES AND LIQUIDITY
Cash Flows
The following is a summary of our cash flows from continuing operations:

	Nine months ended September 30,
(In thousands)	2022	2021
Net cash provided by (used in):
Operating activities	$1,786,414	$1,684,891
Investing activities	(1,351,229)	(860,910)
Financing activities	(600,388)	(768,054)
Effect of exchange rate changes on cash	(51,574)	(4,590)
Net change in cash, cash equivalents, and restricted cash	$(216,777)	$51,337

	Nine months ended September 30,
(In thousands)	2022	2021
Net cash provided by operating activities
Earnings from continuing operations	$662,584	$339,811
Non-cash and other, net	1,368,769	1,404,383
Collections on sales-type leases	99,038	99,305
Changes in operating assets and liabilities	(343,977)	(158,608)
Cash flows from operating activities from continuing operations	$1,786,414	$1,684,891

Cash provided by operating activities of $1.8 billion for the nine months ended September 30, 2022, was driven by higher earnings, partially offset by higher working capital needs. For the nine months ended September 30, 2022, the increase in working capital needs was primarily attributed to a decrease in accounts payable due to the timing of payments, as well as changes in other liabilities. Cash used in investing activities increased to $1.4 billion for the nine months ended September 30, 2022, compared with $861 million in 2021, primarily due to the acquisition of Whiplash and an increase in cash paid for capital expenditures partially offset by higher proceeds from the sale of revenue earning equipment. Cash used in financing activities decreased to $600 million for the nine months ended September 30, 2022 compared to $768 million in 2021, due to higher debt borrowing needs partially offset by increased debt repayments and common stock repurchases.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

The following table shows our free cash flow computation:

	Nine months ended September 30,
(In thousands)	2022	2021
Net cash provided by operating activities	$1,786,414	$1,684,891
Sales of revenue earning equipment (1)	922,489	516,466
Sales of operating property and equipment (1)	53,838	54,606
Other (1)	40,475	691
Total cash generated (2)	2,803,216	2,256,654
Purchases of property and revenue earning equipment (1)	(1,916,704)	(1,427,684)
Free cash flow (2)	$886,512	$828,970
————————————
(1)Included in cash flows from investing activities.
(2)Non-GAAP financial measure. Reconciliations of net cash provided by operating activities to total cash generated and to free cash flow are set forth in this table. Refer to the "Non-GAAP Financial Measures" section of this MD&A for the reasons why management believes this measure is important to investors.

Free cash flow (a non-GAAP measure) increased to $887 million for the nine months ended September 30, 2022, from $829 million in 2021, primarily due to higher proceeds from the sale of revenue earning equipment, including the sale of U.K. vehicles related to our exit plan, partially offset by an increase in cash paid for capital expenditures.

The following table provides a summary of gross capital expenditures:

	Nine months ended September 30,
(In thousands)	2022	2021
Revenue earning equipment:
ChoiceLease	$1,316,605	$807,490
Commercial rental	491,968	582,757
	1,808,573	1,390,247
Operating property and equipment	223,848	105,639
Gross capital expenditures	2,032,421	1,495,886
Changes to liabilities related to purchases of property and revenue earning equipment	(115,717)	(68,202)
Cash paid for purchases of property and revenue earning equipment	$1,916,704	$1,427,684

Gross capital expenditures increased to $2.0 billion for the nine months ended September 30, 2022, primarily reflecting higher planned investments in the ChoiceLease fleet.

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

Cash and cash equivalents totaled $456 million as of September 30, 2022. As of September 30, 2022, approximately $395 million was held outside the U.S. and is available to fund operations. We have historically asserted our intent to permanently reinvest foreign earnings outside of the U.S. In 2021, we reevaluated our historic assertion with respect to our U.K. and Germany operations and no longer consider these earnings to be indefinitely reinvested. The deferred tax liability recorded on the U.K. and Germany undistributed earnings is not material. In October 2022, we repatriated $282 million of foreign earnings from the U.K. We intend to continue to permanently reinvest the earnings of our remaining foreign subsidiaries indefinitely.

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

In February 2022, we issued an aggregate principal amount of $450 million unsecured medium terms notes that mature on March 1, 2027. The notes bear interest at a rate of 2.85% per year. In May 2022, we issued an aggregate principal amount of $300 million unsecured medium terms notes that mature on June 15, 2027. The notes bear interest at a rate of 4.30% per year. Refer to Note 10, "Debt," in the Notes to Condensed Consolidated Financial Statements for additional information on our global revolving credit facility, trade receivables financing program, medium-term notes, and asset-backed financing obligations.

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

Our debt ratings and rating outlooks as of September 30, 2022, were as follows:

Rating Summary
	Short-term	Short-term Outlook	Long-term	Long-term Outlook
Standard & Poor’s Ratings Services	A2	—	BBB	Positive
Moody’s Investors Service	P2	Stable	Baa2	Stable
Fitch Ratings	F2	—	BBB+	Stable
DBRS	R-1 (Low)	Stable	A (Low)	Stable

As of September 30, 2022, we had the following amounts available to fund operations under the following facilities:

(In millions)
Global revolving credit facility	$551
Trade receivables financing program	$174

In accordance with our funding philosophy, we attempt to align the aggregate average remaining re-pricing life of our debt with the aggregate average remaining re-pricing life of our vehicle assets. We utilize both fixed-rate and variable-rate debt to achieve this alignment and generally target a mix of 20% - 40% variable-rate debt as a percentage of total debt outstanding. The variable-rate portion of our total debt (including notional value of swap agreements) was 22% and 16% as of September 30, 2022 and December 31, 2021, respectively.

Our debt to equity ratio was 210% and 235% as of September 30, 2022 and December 31, 2021, respectively. The debt to equity ratio represents total debt divided by total equity. The decrease in the debt to equity ratio from year-end 2021 primarily reflects increased earnings as well as a reduction in debt obligations from free cash flow partially offset by higher share repurchases.

Share Repurchases and Cash Dividends
In September 2022, we completed our $300 million accelerated share repurchase program. This program was authorized by our board of directors in February 2022, and at that time, we repurchased and retired an initial share amount of approximately 3 million. The final settlement occurred in September 2022, resulting in the delivery and retirement of approximately 1 million additional shares. The number of shares ultimately repurchased and retired was based on the average of Ryder's daily volume-weighted average price per share of common stock during a repurchase period, less a discount. The average price paid for all of the shares delivered and retired under the accelerated share purchase agreement was $74.47 per share.

Refer to Note 11, "Share Repurchase Programs," in the Notes to Condensed Consolidated Financial Statements for a discussion on our share repurchase programs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

In October 2022 and 2021, our board of directors declared a quarterly cash dividend of $0.62 and $0.58 per share of common stock, respectively. The cash dividend of $0.62 per share of common stock in October 2022, increased by approximately 7% compared to the cash dividend declared in October 2021. The dividends were paid during the fourth quarter of each respective year.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 2, "Recent Accounting Pronouncements," in the Notes to Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.

NON-GAAP FINANCIAL MEASURES

This Quarterly Report on Form 10-Q includes information extracted from condensed consolidated financial information, but not required by generally accepted accounting principles in the United States (GAAP) to be presented in the financial statements. Certain elements of this information are considered "non-GAAP financial measures" as defined by SEC rules. Non-GAAP financial measures should be considered in addition to, but not as a substitute for or superior to, other measures of financial performance or liquidity prepared in accordance with GAAP. Also, our non-GAAP financial measures may not be comparable to financial measures used by other companies. We provide a reconciliation of each of these non-GAAP financial measures to the most comparable GAAP measure in this non-GAAP financial measures section or in the MD&A above. We also provide the reasons why management believes each non-GAAP financial measure is useful to investors in this section.

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

ChoiceLease liability insurance: We exclude ChoiceLease liability insurance as we announced our plan in the first quarter of 2020 to exit the extension of our liability insurance coverage for ChoiceLease customers. The exit of this program was completed in the first quarter of 2021. We are excluding the revenue associated with this program for better comparability of our on-going operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Comparable Earnings Measures:
Comparable Earnings before Income Taxes (EBT) Comparable Earnings Comparable Earnings per Diluted Common Share (EPS) Comparable Tax Rate Adjusted Return on Equity (ROE)
Comparable EBT, Comparable Earnings and Comparable EPS are defined, respectively, as GAAP EBT, earnings and EPS, all from continuing operations, excluding (1) non-operating pension costs, net and (2) other items impacting comparability (as further described below). We believe these comparable earnings measures provide useful information to investors and allow for better year-over-year comparison of operating performance.

Non-operating pension costs, net: Our comparable earnings measures exclude non-operating pension costs, net, which include the amortization of net actuarial loss and prior service cost, interest cost and expected return on plan assets components of pension and postretirement benefit costs, as well as any significant charges for settlements or curtailments if recognized. We exclude non-operating pension costs, net because we consider these to be impacted by financial market performance and outside the operational performance of our business.

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

	Continuing Operations
	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share amounts)	2022	2021	2022	2021
EBT	$334,204	$183,206	$924,446	$457,046
Non-operating pension costs, net	2,647	(148)	8,015	(530)
Restructuring and other, net (1)	(3,331)	4,137	21,225	9,742
ERP implementation costs (1)	—	—	—	12,721
Gains on sale of U.K. revenue earning equipment (1)	(14,938)	—	(43,309)	—
Gains on sale of U.K. properties (1)	(10,205)	(5,411)	(33,789)	(42,179)
ChoiceLease liability insurance revenue (1)	—	—	—	(777)
Comparable EBT	$308,377	$181,784	$876,588	$436,023

Earnings from continuing operations	$246,420	$138,659	$662,584	$339,811
Non-operating pension costs, net	1,696	(858)	5,087	(2,644)
Restructuring and other, net (including ChoiceLease liability insurance results) (1)	(3,004)	3,696	21,950	9,480
ERP implementation costs (1)	—	—	—	9,444
Gains on sale of U.K. revenue earning equipment (1)	(14,938)	—	(43,309)	—
Gains on sale of U.K. properties (1)	(10,097)	(4,063)	(33,677)	(32,062)
Tax adjustments, net (2)	7,238	24	28,523	757
Comparable Earnings	$227,315	$137,458	$641,158	$324,786

Diluted EPS	$4.82	$2.58	$12.86	$6.33
Non-operating pension costs, net	0.03	(0.02)	0.10	(0.05)
Restructuring and other, net (including ChoiceLease liability insurance results) (1)	(0.05)	0.07	0.43	0.18
ERP implementation costs (1)	—	—	—	0.18
Gains on sale of U.K. revenue earning equipment (1)	(0.29)	—	(0.84)	—
Gains on sale of U.K. properties (1)	(0.20)	(0.08)	(0.66)	(0.60)
Tax adjustments, net (2)	0.14	—	0.55	0.01
Comparable EPS	$4.45	$2.55	$12.44	$6.05
————————————
(1)Refer to Note 15, "Other Items Impacting Comparability," in the Notes to Condensed Consolidated Financial Statements for additional information.
(2)Adjustments include the global tax impact related to gains on sales of U.K. revenue earning equipment and properties as well as the release of the valuation allowance on U.K. deferred tax assets in the third quarter and nine months ended September 30, 2022, and expiring state net operating losses in the third quarter and nine months ended September 30, 2021.
Note: Amounts may not be additive due to rounding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
The following table provides a reconciliation of the effective tax rate to the comparable tax rate:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Effective tax rate on continuing operations (1)	26.3%	24.3%	28.3%	25.7%
Tax adjustments and income tax effects of non-GAAP adjustments (2)	—%	0.1%	(1.4)%	(0.2)%
Comparable tax rate on continuing operations (1)	26.3%	24.4%	26.9%	25.5%
————————————
(1)The effective tax rate on continuing operations and comparable tax rate are based on EBT and comparable EBT, respectively, found on the previous page.
(2)Refer to the table above for more information on tax adjustments. Income tax effects of non-GAAP adjustments are calculated based on the marginal tax rates to which the non-GAAP adjustments are related.

The following table provides a reconciliation of earnings to comparable EBITDA:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2022	2021	2022	2021
Net earnings	$245,995	$138,054	$660,982	$337,984
Loss from discontinued operations, net of tax	425	605	1,602	1,827
Provision for income taxes	87,784	44,547	261,862	117,235
EBT	334,204	183,206	924,446	457,046
Non-operating pension costs, net	2,647	(148)	8,015	(530)
Other items impacting comparability, net (1)	(28,474)	(1,274)	(55,873)	(20,493)
Comparable EBT	308,377	181,784	876,588	436,023
Interest expense	57,802	53,752	165,490	162,613
Depreciation	421,080	443,819	1,275,309	1,349,239
Used vehicle sales, net (2)	(98,547)	(69,303)	(312,737)	(149,788)
Amortization	8,263	1,669	27,484	5,104
Comparable EBITDA	$696,975	$611,721	$2,032,134	$1,803,191
————————————
(1)Refer to the table above in the Operating Results by Segment for a discussion on items excluded from our comparable measures and their classification within our Condensed Consolidated Statements of Earnings and Note 15,"Other Items Impacting Comparability" in the Notes to Condensed Consolidated Financial Statements for additional information.
(2)Refer to Note 6, "Revenue Earning Equipment, net," in the Notes to Condensed Consolidated Financial Statements for additional information.

The following table provides a reconciliation of total revenue to operating revenue:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2022	2021	2022	2021
Total revenue	$3,035,464	$2,459,049	$8,922,988	$7,062,908
Subcontracted transportation and fuel	(688,522)	(476,194)	(2,053,353)	(1,339,093)
ChoiceLease liability insurance revenue (1)	—	—	—	(777)
Operating revenue	$2,346,942	$1,982,855	$6,869,635	$5,723,038
————————————
(1)In the first quarter of 2021, we completed the previously announced exit of the extension of our liability insurance coverage for ChoiceLease customers.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
The following table provides a reconciliation of FMS total revenue to FMS operating revenue:

	Three months ended September 30,		Nine months ended September 30,		Twelve months ended September 30,
(Dollars in thousands)	2022	2021	2022	2021	2022	2021
FMS total revenue	$1,581,870	$1,436,340	$4,732,193	$4,180,066	$6,231,075	$5,514,902
Fuel services and ChoiceLease liability insurance (1)	(278,644)	(188,759)	(839,860)	(539,699)	(1,038,578)	(681,384)
FMS operating revenue	$1,303,226	$1,247,581	$3,892,333	$3,640,367	$5,192,497	$4,833,518

FMS EBT	$265,301	$186,391	$798,822	$408,244	$1,053,668	$468,444
FMS EBT as a % of FMS total revenue	16.8%	13.0%	16.9%	9.8%	16.9%	8.5%
FMS EBT as a % of FMS operating revenue	20.4%	14.9%	20.5%	11.2%	20.3%	9.7%
————————————
(1)In the first quarter of 2021, we completed the previously announced exit of the extension of our liability insurance coverage for ChoiceLease customers.

The following table provides a reconciliation of SCS total revenue to SCS operating revenue:

	Three months ended September 30,		Nine months ended September 30,		Twelve months ended September 30,
(Dollars in thousands)	2022	2021	2022	2021	2022	2021
SCS total revenue	$1,206,508	$802,357	$3,469,008	$2,284,687	$4,339,119	$2,995,927
Subcontracted transportation and fuel	(371,630)	(243,067)	(1,097,609)	(688,241)	(1,353,650)	(893,771)
SCS operating revenue	$834,878	$559,290	$2,371,399	$1,596,446	$2,985,469	$2,102,156

SCS EBT	$63,974	$22,161	$150,833	$96,159	$172,025	$130,310
SCS EBT as a % of SCS total revenue	5.3%	2.8%	4.3%	4.2%	4.0%	4.3%
SCS EBT as a % of SCS operating revenue	7.7%	4.0%	6.4%	6.0%	5.8%	6.2%

The following table provides a reconciliation of DTS total revenue to DTS operating revenue:

	Three months ended September 30,		Nine months ended September 30,		Twelve months ended September 30,
(Dollars in thousands)	2022	2021	2022	2021	2022	2021
DTS total revenue	$454,328	$380,357	$1,329,504	$1,055,575	$1,731,117	$1,356,437
Subcontracted transportation and fuel	(137,301)	(108,800)	(410,458)	(291,330)	(521,392)	(361,190)
DTS operating revenue	$317,027	$271,557	$919,046	$764,245	$1,209,725	$995,247

DTS EBT	$28,150	$11,324	$71,517	$37,468	$83,107	$52,769
DTS EBT as a % of DTS total revenue	6.2%	3.0%	5.4%	3.5%	4.8%	3.9%
DTS EBT as a % of DTS operating revenue	8.9%	4.2%	7.8%	4.9%	6.9%	5.3%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

The following tables provide numerical reconciliations of net earnings to adjusted net earnings and average shareholders' equity to adjusted average shareholders' equity (Adjusted ROE), and of the non-GAAP elements used to calculate the adjusted return on equity to the corresponding GAAP measures:

	Twelve months ended September 30,
(Dollars in thousands)	2022	2021
Net earnings	$842,289	$363,525
Other items impacting comparability, net (1)	(45,817)	2,720
Income taxes (2)	315,649	114,795
Adjusted earnings before income taxes	1,112,121	481,040
Adjusted income taxes (3)	(287,576)	(112,321)
Adjusted net earnings	$824,545	$368,719

Average shareholders’ equity	$2,760,652	$2,323,529
Average adjustments to shareholders’ equity (4)	(8,512)	30,229
Adjusted average shareholders’ equity	$2,752,140	$2,353,758
Adjusted return on equity (5)	30.0%	15.7%
————————————
(1)Refer to the table below for a composition of Other items impacting comparability, net for the 12-month rolling period
(2)Includes income taxes on discontinued operations
(3)Represents provision for income taxes plus income taxes on other items impacting comparability
(4)Represents the impact of other items impacting comparability, net of tax, to equity for the respective period
(5)Adjusted return on equity is calculated by dividing Adjusted net earnings into Adjusted average shareholders' equity

	Twelve months ended September 30,
(In thousands)	2022	2021
Restructuring and other, net	$31,138	$20,578
ERP implementation costs	(6)	19,863
Gains on sale of U.K. revenue earning equipment (1)	(43,309)	—
Gains on sale of U.K. properties (1)	(33,641)	(43,864)
Early redemption of medium-term notes	—	8,999
ChoiceLease liability insurance revenue	—	(2,856)
Other items impacting comparability, net	$(45,818)	$2,720
————————————
(1)Refer to Note 15, "Other Items Impacting Comparability," in the Notes to Condensed Consolidated Financial Statements for additional information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Forward-looking statements (within the meaning of the Federal Private Securities Litigation Reform Act of 1995) are statements that relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends concerning matters that are not historical facts. These statements are often preceded by or include the words "believe," "expect," "intend," "estimate," "anticipate," "will," "may," "could," "should" or similar expressions. This Quarterly Report contains forward-looking statements including statements regarding:
•our expectations with respect to the ongoing effects of the COVID-19 pandemic or any future variants, including the global supply chain disruption on our business and financial results;
•our expectations regarding the effects of OEM delivery delays, including vehicles and vehicle parts;
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
•our expectations regarding future activity under discretionary share repurchase programs;

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
•our expectations regarding the exit of the FMS U.K. business;
•our expectations regarding the achievement of our return on equity improvement initiatives;
•our expectations regarding the diminishing impact of prior residual value estimate changes on return on equity improvement;
•our expectations regarding the labor shortages impact on labor and subcontracted transportation costs;
•our expectations regarding the U.S. federal, state and foreign tax positions and realizability of deferred tax assets;

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
•our expectations regarding the finalized valuation and purchase price consideration allocation for the acquisition of Whiplash;
•the anticipated impact of inflationary pressures; and
•the anticipated impact of recent accounting pronouncements.
These statements, as well as other forward-looking statements contained in this Quarterly Report, are based on our current plans and expectations and are subject to risks, uncertainties and assumptions. We caution readers that certain important factors could cause actual results and events to differ significantly from those expressed in any forward-looking statements. These risk factors, include the following:
•Market Conditions:
◦Changes in general economic and financial conditions, including extended higher fuel prices, inflationary cost pressures, prolonged labor shortages, extended disruptions in vehicle and vehicle part production and rising interest rates, nationally or globally, leading to decreased demand for our services and products, lower profit margins, increased levels of bad debt and reduced access to credit and financial markets.
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
◦Unexpected costs related to the exit of the FMS U.K. business or unexpectedly low returns on sales of U.K. assets.
◦Our inability to successfully integrate recent acquisitions in a cost efficient manner, or at all.
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
◦Higher prices for vehicles, diesel engines and fuel as a result of new regulations or inflationary cost pressures.
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
•Other risks detailed from time to time in our SEC filings including our 2021 Annual Report on Form 10-K and in "Item 1A.-Risk Factors" of this Quarterly Report.

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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

As of the end of the third quarter of 2022, we carried out an evaluation, under the supervision and with the participation of management, including Ryder’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the third quarter of 2022, Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective.

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2022, there were no changes in Ryder's internal control over financial reporting that have materially affected or are reasonably likely to materially affect such internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of our material pending legal proceedings, please refer to Note 16, "Contingencies and Other Matters," in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

To our knowledge and except to the extent additional factual information disclosed in this Quarterly Report on Form 10-Q relates to such risk factors, there have been no material changes in the risk factors described in "Item 1A. Risk Factors" in our Form 10-K for the year ended December 31, 2021, filed with the SEC on February 17, 2022. Our operations could also be affected by additional risk factors that are not presently known to us or by factors that we currently consider not material to our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases we made of our common stock during the three months ended September 30, 2022:

(Dollars in thousands, except per share)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Discretionary and Anti-Dilutive Programs (2)	Maximum Number of Dollars That May Yet Be Purchased Under the Accelerated Share Repurchase Program (3)
July 1 through July 31, 2022	23	$75.10	—	4,500,000	$65,272
August 1 through August 31, 2022	—	—	—	4,500,000	$65,272
September 1 through September 30, 2022	976,130	67.98	975,960	4,500,000	$—
Total	976,153	$67.98	975,960
 ————————————
(1)During the three months ended September 30, 2022, we purchased an aggregate of 193 shares of our common stock in employee-related transactions. Employee-related transactions may include: (i) shares of common stock withheld as payment for the exercise price of options exercised or to satisfy the tax withholding liability associated with our share-based compensation programs and (ii) open-market purchases by the trustee of Ryder’s deferred compensation plans relating to investments by employees in our stock, one of the investment options available under the plans.

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

(3)In September 2022, we completed our $300 million accelerated share repurchase program. This program was authorized by our board of directors in February 2022, and at that time, we repurchased and retired an initial share amount of approximately 3 million. The final settlement occurred in September 2022, resulting in the delivery and retirement of approximately 1 million additional shares. The number of shares ultimately repurchased and retired was based on the average of Ryder's daily volume-weighted average price per share of common stock during a repurchase period, less a discount. The average price paid for all of the shares delivered and retired under the ASR was $74.47 per share. Refer to Note 11, "Share Repurchase Programs," in the Notes to Condensed Consolidated Financial Statements for a discussion on our share repurchase programs.

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

RYDER SYSTEM, INC.
(Registrant)

Date:	October 26, 2022	By:	/s/ JOHN J. DIEZ
John J. Diez
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	October 26, 2022	By:	/s/ CRISTINA GALLO-AQUINO
Cristina Gallo-Aquino
Senior Vice President and Controller
(Principal Accounting Officer)