Form 10-K
period 2022-12-31
RYDER SYSTEM INC
filed 2023-02-15
CIK 85961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐   No ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was sold at June 30, 2022 was $3.5 billion. The number of shares of Ryder System, Inc. Common Stock outstanding at January 31, 2023 was 46,289,738.

Documents Incorporated by Reference into this Report	Part of Form 10-K into which Document is Incorporated
Ryder System, Inc. 2022 Proxy Statement	Part III

RYDER SYSTEM, INC.
FORM 10-K ANNUAL REPORT

i

PART I
ITEM 1. BUSINESS
OVERVIEW
Ryder System, Inc. (Ryder) is a leading logistics and transportation company. We provide supply chain, dedicated transportation, and commercial fleet management solutions. We report our financial performance based on three business segments: (1) Fleet Management Solutions (FMS), which provides full service leasing and leasing with flexible maintenance options, commercial rental and maintenance services of trucks, tractors and trailers to customers principally in the United States (U.S.) and Canada; (2) Supply Chain Solutions (SCS), which provides integrated logistics solutions, including distribution management, dedicated transportation, transportation management, brokerage, e-commerce, last mile, and professional services in North America; and (3) Dedicated Transportation Solutions (DTS), which provides turnkey transportation solutions in the U.S., including dedicated vehicles, professional drivers, management, and administrative support. Dedicated transportation services provided as part of an operationally integrated, multi-service, supply chain solution to SCS customers are primarily reported in the SCS business segment. In 2022, we announced our intentions to exit the FMS United Kingdom (U.K.) business and have substantially completed the wind down as of December 31, 2022.
___________________
(1)FMS revenue includes eliminations
We operate in highly competitive markets. Our customers select us based on numerous factors including service quality, price, technology and service offerings. As an alternative to using our services, customers may choose to provide these services for themselves, or may choose to obtain similar or alternative services from other third-party vendors. Our customer base includes enterprises operating in a variety of industries as shown below:
Further information on our business and reportable business segments are presented in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and in Note 3, "Segment Reporting" of the Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in this Annual Report.

MISSION AND STRATEGY
Ryder's mission is to responsibly deliver innovative supply chain and transportation solutions that are reliable, safe and efficient, enabling our customers to deliver on their promises. Our primary strategy is to accelerate growth in our higher return, less capital intensive supply chain and dedicated businesses and grow our fleet management business at or above targeted returns. We aim to achieve this by focusing on companies either internally managing their supply chain services or outsourcing their needs to other providers. We are also focused on delivering positive free cash flow over the economic and freight cycles and returning capital to shareholders. This strategy is supported by:

•leveraging secular trends that favor the decision to outsource logistics and transportation services, such as dynamic supply chains, labor constraints, increased cost and complexity, supply chain disruptions, government incentives and regulations, e-commerce, and disruptive technologies;
•growing earnings from our contractual businesses;
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

INDUSTRY AND OPERATIONS

Fleet Management Solutions
Value Proposition
Through our FMS business, we provide our customers with a variety of fleet solutions that are designed to improve their competitive position. By outsourcing these services to us, our customers can focus on their core business, improve their efficiency and productivity, and lower their costs. Our FMS product offering is comprised of full service leasing as well as leasing with flexible maintenance options; shorter-term commercial vehicle rental; contract or transactional maintenance services; digital and technology support services that optimize asset performance, compliance, safety; and comprehensive fuel services. In addition, we provide our customers the ability to purchase a large selection of used trucks, tractors and trailers through our used vehicle sales facilities or through our digital channel. FMS also provides vehicles and maintenance, fuel and other services for vehicles used in our SCS and DTS businesses.
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
Over the last several years, many key trends have been reshaping the transportation industry. Companies that own, maintain and manage their own fleet of vehicles have put greater emphasis on the quality of their preventive maintenance and safety programs because of increased demand for efficiency and reliability. The maintenance and operation of commercial vehicles has become more complex and expensive, requiring companies to spend a significant amount of time and money implementing new technology, diagnostics, retooling and training. Companies must also manage global supply chain disruptions and labor issues that have accelerated due to the pandemic, such as a limited supply of commercial vehicles and a shortage of mechanics and qualified truck drivers. Maintenance and other vehicle operational processes have also become more costly as a result of increased regulation and active enforcement efforts by federal and state governments. In addition, volatility in the used vehicle sales market, fluctuating energy prices, and alternative fuel technologies have and will continue to make it difficult for businesses to predict and manage fleet costs. We believe these trends increase the value of our product offering and will increasingly lead privately held fleets to outsource.
1 U.S. Fleet as of September 2022, Class 3-8, IHS Markit Ltd.

Operations
In 2022, our global FMS business accounted for 46% of our consolidated revenue.
U.S.  Our FMS customers in the U.S. range from small businesses to large national enterprises operating in a wide variety of industries, the most significant of which are transportation and warehousing, food and beverage, housing, business and personal services, and industrial. As of December 31, 2022, we had 558 operating locations, excluding ancillary storage locations, in 50 states, the District of Columbia and Puerto Rico. Our operating locations serve multiple customers and have maintenance facilities that typically include a shop for preventive maintenance and repairs, a service island for fueling, safety inspections and preliminary maintenance checks, offices for sales and other personnel, and in many cases, a commercial rental vehicle counter. We also operate on-site at 164 customer locations, which primarily provide vehicle maintenance solely for that customer's fleet.
Canada. As of December 31, 2022, we had 28 operating locations throughout seven Canadian provinces. We also operate 14 maintenance facilities on-site at customer properties in Canada.
Europe.  At the beginning of 2022, we announced our intention to exit operations in Europe. Throughout 2022, we disposed of the majority of our vehicles and facilities in Europe. As of December 31, 2022, we had 8 locations and approximately 800 vehicles remaining. We expect to complete the wind down of European operations by June 2023.

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
•Optional Fleet Support Services, including our fuel services; safety services such as safety training, driver certification and loss prevention consulting; vehicle use and other tax reporting, permitting and licensing, and regulatory compliance (including hours of service administration); physical damage insurance coverage extension under our existing insurance policies and related insurance services; environmental services; access to RyderGyde™ on ryder.com®, our customer-facing platform that enables fleet managers and drivers to engage with Ryder services in a digital way.
For the year ended December 31, 2022, ChoiceLease revenue accounted for 51% of our FMS total revenue.
Commercial Rental.    We offer rental vehicles to customers that have a need to supplement their private fleet of vehicles on a short-term basis (one day up to one year in length) to handle seasonal increases in their business or discrete projects. ChoiceLease customers also utilize our commercial rental fleet to handle their peak or seasonal business needs, as substitute vehicles while their lease vehicles are undergoing maintenance, and while they are awaiting delivery of new lease vehicles. Although a portion of our commercial rental business is purely occasional in nature, we focus on building long-term relationships with customers so that we become their preferred source for commercial vehicle rentals. In addition to vehicle rental, we may extend liability insurance coverage under our existing policies to our rental customers as well as the benefits of cost savings and convenience of our comprehensive fuel services program. For the year ended December 31, 2022, commercial rental revenue accounted for 21% of our FMS total revenue.
We also provide our customers with access to one of the leading commercial vehicle sharing platform, COOP by Ryder®, connecting fleet owners with idle vehicles to trusted businesses in need of rental vehicles, available to businesses in all

50 states. With the nationwide rollout of COOP, more companies and vehicle owners can generate the revenue needed to support vehicle payments or meet financial strains caused by otherwise idle vehicles. Additionally, COOP provides relief to businesses as the industry continues to face ongoing driver and vehicle shortages.
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
We may also offer our lease and maintenance customers additional maintenance and repair services, as needed, that are not included in contractual agreements, such as services when a customer damages a vehicle. In such situations, we generally charge the customer on an hourly basis for work performed. By servicing all of our customers’ maintenance needs, we create stronger, long-term relationships and have greater opportunity to provide customers with a wide range of outsourcing solutions. In 2022, we introduced in select markets, a pay-as-you-go retail mobile maintenance solution and digital platform that enables all fleet owners and managers to order maintenance with an expert technician anytime, anywhere, without contract with Torque by Ryder®. For the year ended December 31, 2022, SelectCare revenue accounted for 10% of our FMS total revenue.
The following table provides information regarding the number of vehicles and customers by FMS product offering as of December 31, 2022:

	U.S.		Foreign (1)		Total
	Vehicles	Customers	Vehicles	Customers	Vehicles	Customers
ChoiceLease	125,500	10,700	9,900	1,300	135,400	12,000
Commercial rental (2)	39,500	27,000	2,300	3,100	41,800	30,100
SelectCare (3)	52,600	1,700	3,000	200	55,600	1,900
___________________
(1)ChoiceLease and SelectCare includes approximately 800 and 1,000 vehicles, respectively, related to the exit of the FMS U.K. business. ChoiceLease includes 100 customers related to the exit of the FMS U.K. business.
(2)Commercial rental customers represent those who rented a vehicle more than 3 days during the year and include 5,800 ChoiceLease customers.
(3)SelectCare customers include approximately 1,000 ChoiceLease customers.

Fuel Services.    We provide our FMS customers with access to diesel fuel at competitive prices at 427 of our maintenance facilities across the U.S. and Canada. We also provide fuel services such as fuel planning, fuel tax reporting, centralized billing, fuel cards and fuel monitoring. Although fuel sales do not have a significant impact on our FMS earnings, as it is largely a pass-through cost to customers, we believe allowing customers to leverage our fuel buying power is a significant and valuable benefit to our customers. For the year ended December 31, 2022, fuel services revenue accounted for 18% of our FMS total revenue.
Used Vehicles.    We primarily sell our used vehicles from our 66 retail sales centers throughout North America (15 of which are co-located at an FMS shop), at our branch locations and through our website at www.ryder.com/used-trucks. Typically, before we offer used vehicles for sale, our technicians ensure that the vehicles are Ryder Certified™, which means that they have passed a comprehensive, multi-point performance inspection based on specifications formulated through our maintenance program; Ryder DOT Verified™, which are fully inspected to be compliant with Department of Transportation (DOT) standards with some wear and tear, or Ryder As-Is vehicles. Given our focus on maximizing sales proceeds, we primarily sell our used vehicles through our retail channel, which allows us to leverage our maintenance expertise and strong brand reputation to realize higher sales proceeds than in the wholesale market. The realized sales proceeds of used vehicles are dependent upon various other factors, including the general state of the used vehicle market, the supply and demand for used commercial vehicles in wholesale and retail markets, and the age and condition of the vehicle at the time of its disposal. In recent years, the general state of the used vehicle sales market has been particularly volatile. Pricing in the used vehicle market significantly declined in 2019 and 2020 and then significantly increased in 2021. In 2022, OEMs continued to face new vehicle production challenges and rapidly changing demand patterns, resulting in strong used vehicle sales throughout the year, despite the sequential decline in used truck and tractor pricing during the second half of the year from record high levels in the first half.

FMS Business Strategy
Our FMS business strategy is to be the leading provider of fleet management outsourcing services for light, medium and heavy duty commercial highway vehicles. This strategy revolves around the following interrelated goals and priorities:
•drive fleet growth that maximizes our return on investment by (1) successfully implementing sales and marketing initiatives designed to encourage private fleet operators and for-hire carriers to outsource all or some portion of their fleet management needs to us, (2) reducing costs through operational efficiencies, including long-term maintenance initiatives, and (3) offering innovative products, solutions and support services that will create and strengthen new and existing customer relationships;
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

Supply Chain Solutions
Value Proposition
Through our SCS business, we offer a broad range of innovative logistics management services that are designed to optimize customers' supply chain and address customers' key business requirements. Our business is organized by industry verticals (Consumer Packaged Goods and Retail, Automotive, Technology and Healthcare, and Industrial and Other) to enable our teams to focus on the specific needs of their customers. Our SCS product offerings includes: distribution management, dedicated transportation, transportation management, brokerage, e-commerce, last mile, and professional services. These offerings are supported by our continued investments in a variety of information technology and engineering solutions and can be provided independently or as an integrated solution to optimize supply chain effectiveness. Key aspects of our value proposition are our operational execution, industry expertise, and customer-facing visibility platform, which are important differentiators in the marketplace.
Market Trends
Logistics spending in our key target markets in North America was approximately $2.5 trillion, of which $484 billion was outsourced2. Outsourced logistics is a market with significant growth opportunity. More sophisticated, cost-effective and reliable supply chain practices are required as supply chains expand and become more complex and susceptible to global disruptions. For example, we believe secular trends continue to accelerate demand for supply chain resiliency, outsourcing e-commerce fulfillment and final mile delivery of big and bulky goods, and a movement towards onshoring and nearshoring of manufacturing and supply chain operations. The more complicated the supply chain or the product requirements, the greater the need for companies to utilize the expertise of supply chain solution providers.
2 Armstrong & Associates - A Roaring 2021: Demand Drives 3PLs to the Best Growth and M&A Year on Record, July 2022

Operations
For the year ended December 31, 2022, our global SCS business accounted for 39% of our consolidated revenue, and our global customer accounts and warehousing square footage were as follows:

	December 31, 2022
(In millions, except customer accounts)	Customer Accounts	Square Footage (1)
Global SCS
United States	669	88
Foreign:
Mexico	116	5
Canada	35	2
	151	7
Total	820	95
___________________
(1)Includes Ryder leased and owned, and Ryder managed.
In the U.S., SCS customer accounts are mostly large enterprises that maintain large, complex supply chains. Most of our core SCS business operations are strategically geographically located to maximize efficiencies and reduce costs. We also centralize certain logistics expertise in locations not associated with specific customer sites. For example, our carrier procurement, contract management, freight bill audit and payment services, and transportation optimization and execution groups operate out of our logistics centers in Novi, Michigan and Fort Worth, Texas. In Mexico, our operations offer a full range of SCS services, which are often highly integrated with our distribution and transportation operations, and manage approximately 20,700 border crossings each month between the U.S. and Mexico. Our Canadian operations are highly coordinated with their U.S. and Mexico counterparts and manage approximately 8,800 border crossings each month.
SCS Product Offerings
Distribution Management.    Our SCS business offers a wide range of services relating to a customer’s distribution operations, such as designing a customer’s distribution network; managing distribution facilities; coordinating warehousing and transportation for inbound and outbound material flows; handling import and export for international shipments; coordinating just-in-time replenishment of component parts to manufacturing plants and final assembly; and providing shipments to customer distribution centers or end customer delivery points, including support for e-commerce fulfillment networks. Additional value-added services, such as light assembly of components into defined units, packaging and refurbishment, are also offered to our customers. For the year ended December 31, 2022, distribution management solutions accounted for 33% of our SCS revenue.
Dedicated Transportation.    Dedicated transportation services are offered as part of an integrated supply chain solution to our customers with a high degree of specialization and a combination of outside carriers, equipment, professional drivers and dedicated services. Our dedicated transportation services offering is designed to increase our customers' competitive position, improve risk management and integrate their transportation needs with their overall supply chain. As part of our dedicated transportation services, we also offer routing and scheduling, fleet sizing, safety, regulatory compliance, risk management, technology and communication systems support including on-board computer and other technical support. These additional services allow our customers to mitigate labor challenges associated with maintaining a private fleet of vehicles, such as driver recruitment and turnover, and government regulation, including hours of service regulations, DOT audits and workers' compensation. Dedicated transportation operations are located at our customer facilities, and our dedicated offering utilizes and benefits from our extensive network of FMS facilities, which provides maintenance for all Ryder vehicles used in SCS solutions. For the year ended December 31, 2022, approximately 32% of our SCS revenue was related to dedicated transportation services.

Transportation Management and Brokerage.    Our SCS business offers freight transportation, transportation management, and brokerage services relating to all aspects of a customer’s transportation network, including shipment optimization, load scheduling, and delivery confirmation through a series of technological and web-based solutions. Our transportation consultants focus on carrier procurement of all modes of transportation with an emphasis on truck-based transportation, and also includes rate negotiation, freight bill audits and payment services. In addition, our SCS business provides customers with brokerage services designed to provide prequalified trucking capacity in North America. For the year ended December 31, 2022, we purchased or executed $10.7 billion in freight moves on our customers' behalf, including $248 million in brokerage services. For the year ended December 31, 2022, transportation management solutions accounted for 12% of our SCS revenue.
E-commerce and Last Mile. Our e-commerce and last mile services offer omnichannel delivery with two-day delivery across the entire U.S. and one-day delivery across the majority of the U.S. Our e-commerce and last mile services are provided through a network of over 158 sites strategically located throughout the U.S. These sites may be owned or leased by us, our customers or our agents. For our e-commerce customers, we receive, pick, pack, and ship smaller items via parcel carriers to the end consumer’s home or through our carrier networks to our customer’s warehouse or retail stores. For our last mile customers, we receive, assemble, and prepare big and bulky items through a third-party agent network for final delivery to the end consumer. Consumers can then choose from multiple levels of delivery services, including minor installation of the item and disposal of the replaced item. We use proprietary scheduling Ryder View 2.0 software for maximum efficiency that optimizes routes and allows customers to select their appointment time. For the year ended December 31, 2022, our e-commerce and last mile services accounted for 20% of our SCS revenue.
Professional Services.   Our SCS business offers a variety of knowledge-based professional services that support every aspect of a customer’s supply chain. Our SCS professionals evaluate a customer’s existing supply chain to identify inefficiencies as well as opportunities for integration and improvement. Once the assessment is complete, we work with the customer to develop a supply chain strategy to create the most value for the customer and their target clients. The solution may include both a network design that sets forth the number, location and function of key components of the network and a transportation solution that optimizes the mode or modes of transportation and route selection. For the year ended December 31, 2022, knowledge-based professional services accounted for 3% of our SCS revenue.
Strategic Investments
On January 1, 2022, we acquired PLG Investments I, LLC (Whiplash), a leading national provider of omnichannel fulfillment and logistics services. The acquisition expanded our e-commerce and omnichannel fulfillment network. On August 31, 2022, we acquired Baton, a San Francisco-based start-up focused on the development of a proprietary logistics technology for optimizing transportation networks. The acquisition is expected to expand our development of the next generation of customer-facing technologies at Ryder. On November 1, 2022 we acquired .Com Distribution Corporation, a provider of omnichannel fulfillment and distribution services for high-growth retail and e-commerce brands. The acquisition is expected to further expand our e-commerce and omnichannel fulfillment network.
SCS Business Strategy
Our SCS business strategy is to offer our customers differentiated, functional execution and proactive solutions from our expertise in key industry verticals. The strategy revolves around the following interrelated goals and priorities:
•provide customers with best in class execution and quality through reliable and flexible supply chain solutions;
•develop innovative solutions and capabilities that drive value for our customers, such as RyderShare™, a real-time collaborative visibility tool showing all goods moving across the supply chain;
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

Dedicated Transportation Solutions
Value Proposition
Through our DTS business, we combine equipment, maintenance, professional drivers, administrative services and additional services, including routing and scheduling, fleet sizing, safety, regulatory compliance, risk management, and technology and communication systems support to provide customers with a dedicated transportation solution that is designed to increase their competitive position, improve risk management and integrate their transportation needs with their overall supply chain. This solution allows us to mitigate our customers' labor challenges associated with maintaining a private fleet of vehicles, such as driver recruitment and retention, and government regulation, including electronic logging devices and hours of service regulations, DOT audits and workers’ compensation. Our DTS solution offers a high degree of specialization to meet the needs of customers with sophisticated service requirements such as tight delivery windows, high-value or time-sensitive freight distribution, closed-loop distribution, multi-stop shipments, specialized equipment and integrated transportation needs.
Market Trends
The U.S. dedicated market was estimated to be $23.1 billion3 from an addressable market of approximately $550.0 billion4. This market is affected by many of the same trends that impact our FMS business. The administrative requirements relating to regulations issued by the DOT regarding driver screening, training and testing, as well as record keeping and other costs associated with the hours of service requirements, make our DTS offering an attractive alternative to private fleet and driver management. There continues to be significant pressure on the availability of qualified truck drivers and shippers continue to seek dedicated capacity from quality transportation and logistics providers, which makes our offering attractive to potential customers. In addition, market demand for just-in-time delivery creates a need for well-defined routing and scheduling plans that are based on comprehensive asset utilization analysis and fleet rationalization studies offered as part of our DTS services.
Operations/Product Offerings
For the year ended December 31, 2022, our DTS business accounted for 15% of our consolidated revenue. As of December 31, 2022, we had 209 DTS customer accounts in the U.S. Because it is highly customized, our DTS product is particularly attractive to companies that operate in industries that have time-sensitive deliveries or special handling requirements, as well as companies who require specialized equipment. DTS accounts typically operate in a limited geographic area, and, therefore, most of the professional drivers assigned to these accounts are short haul drivers, meaning they return home at the end of each work day, which helps with driver recruiting and retention. Although a significant portion of our DTS operations are located at customer facilities, our DTS business also utilizes and benefits from our extensive network of FMS facilities, including the FMS maintenance network that services the vehicles used in DTS solutions.

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
3 Armstrong & Associates - A Roaring 2021: Demand Drives 3PLs to the Best Growth and M&A Year on Record,, July 2022
4 Addressable market as of September 2022, Class 3-8, IHS Markit Ltd. (formerly RL Polk) & Ryder Internal Estimates

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
•develop innovative solutions and capabilities that drive value for our customers, such as RyderShare™, a real-time collaborative visibility tool showing all goods moving across the supply chain;
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
•focus consistently on network optimization and continuous improvement; and
•recruit and retain professional drivers.
Competition
Our DTS business segment competes with other dedicated providers and truckload carriers servicing on a national, regional and local level. We compete with these companies based on a number of factors, including price, equipment options and features, maintenance, service and geographic coverage, driver availability and operations expertise. As an alternative to using our services, companies may choose to internally manage their own private fleets, or obtain similar or alternative services from other third-party vendors. We are able to differentiate our DTS product offering by leveraging our FMS vehicles and maintenance services and integrating the DTS services with those of SCS to create a more comprehensive transportation solution for our customers. Our strong safety record and focus on customer service also enables us to uniquely meet the needs of customers with high-value products that require specialized handling in a manner that differentiates us from truckload carriers.
CYCLICALITY
Our business is impacted by economic and market conditions. In a strong economic cycle, there is generally more demand for our fleet management, dedicated transportation and supply chain services. In a weak or volatile economy, demand for our services decreases and is considerably more unpredictable. Because of these factors, we have continued to focus on increasing the diversity of our customer base and strengthening our long-term business relationships with our customers. Although we believe these efforts help mitigate the immediate impact of an economic downturn, customers are often unwilling to commit to a full-service lease or long-term supply chain and dedicated contracts during a protracted or severe economic downturn. Because commercial rental and used vehicle sales are transactional, they are more cyclical in nature and are also heavily dependent on economic and market conditions, and results can vary significantly in both the short and long-term. We mitigate some of the potential impact of an economic downturn through a disciplined and centralized approach to asset management. This approach allows us to manage the size, mix and location of our operating fleet and used vehicle inventories to try and maximize asset utilization and used vehicle proceeds in both strong and weak market conditions.
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

We are also subject to a variety of laws and regulations promulgated by national, state, provincial and local governments, including the U.S. Environmental Protection Agency (EPA) and the Occupational Safety and Health Administration (OSHA), which regulate safety, the management of hazardous materials, water discharges, air emissions, solid waste disposal and the release and cleanup of regulated substances. In addition, we must comply with licensing and other requirements imposed by the U.S. Department of Homeland Security and the U.S. Customs Service as a result of increased focus on homeland security and our Customs-Trade Partnership Against Terrorism certification. We may also become subject to new or more restrictive regulations imposed by these agencies or other authorities or states relating to carbon emissions controls and reporting, engine exhaust emissions, drivers’ hours of service, wage and hour requirements, employee and independent contractor classification, security, including data privacy and cyber security, and ergonomics.

Additional information about the regulations that we are subject to can be found in Item 1A. "Risk Factors" in this Annual Report on Form 10-K. Refer to Note 20, “Environmental Matters,” in the Notes to Consolidated Financial Statements for a discussion surrounding environmental matters.

HUMAN CAPITAL
We strive to create a high-performance culture that embraces diverse perspectives and experiences and ensures that all of our employees have opportunities to develop the skills they need to grow and excel in their fields. Human capital management is a priority for our executives and board of directors. We are committed to identifying and developing the talent necessary for our long-term success throughout all levels of our organization, including our front-line employees interacting with our customers or behind-the-scenes supporting our field teams. We have a robust talent and succession planning process and have established programs to support the development of our talent pipeline for critical roles in our organization. Annually, we conduct a robust review with the leadership team focusing on high performing and high potential talent, diverse talent and the succession plan for our critical roles.

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
In addition, we provide our professional drivers, technicians and warehouse workers with on-going training opportunities. For example, we pair our professional drivers with certified driver trainers during onboarding and provide position and customer-specific training. Our technicians also receive both online and in-person training to enable them to continuously improve their maintenance skills and we collaborate with our OEMs to ensure our technicians possess the knowledge and skills necessary to service our customers. Our warehouse workers also receive regular safety and compliance training that is specific to their location.
At December 31, 2022, we had approximately 48,300 full-time employees worldwide, of which 48,100 were employed in North America and 200 in Europe. We currently employ approximately 10,800 professional drivers and 4,800 technicians. We have approximately 31,900 hourly employees in the U.S., approximately 3,700 of which are organized by labor unions. Those employees organized by labor unions are principally represented by the International Brotherhood of Teamsters, the International Association of Machinists and Aerospace Workers, and the United Auto Workers. Their wages and benefits are governed by 96 separate labor agreements which are renegotiated periodically. Although we have not experienced a material work stoppage or strike, these events can potentially occur given the types of businesses in which we currently engage. We consider the relationship with our employees to be good. Refer to Item 1A. Risk Factors for further information regarding risk associated with our human capital and the attraction, development, and retention of personnel.
Safety
Our safety culture is founded upon a core commitment to the safety, health and well-being of our employees, customers and the community. As a core value, our focus on safety is embedded in our day-to-day operations, reinforced by many safety programs and continuous operational improvement and supported by a talented and dedicated safety organization. We have created and implemented policies, processes and training programs to minimize safety events, and we review and monitor our performance closely. Our safety organization team oversees our overall safety strategy and consists of three divisions: Safety Standards & Technology, Field Safety Solutions, and U.S. Department of Transportation Compliance. Together, our safety organization manages our safety policies, technologies and training, all field safety processes, risks assessments, safety site investigations and regulatory compliance activities, among other things.
We deploy relevant vehicle safety systems in the vehicles we operate, including active brake assistance, lane departure warning systems and stability control, to enhance safety performance. We also install aftermarket safety monitoring systems that provide effective means for our operations teams to measure and improve driver performance, including in-vehicle video event recorders. Driver training is also a key component of our safety program. We use certified driver trainers to on-board and train our professional drivers. Proactive injury and crash prevention and remedial training are also delivered regularly online to each employee through a highly interactive lesson platform. Our technicians also receive both online and in-person training to enable them to continuously improve their maintenance skills to ensure we are servicing our customers in compliance with best-in-line safety measures. Our proprietary, web-based safety management system, Ryder SafetyNet, delivers monthly proactive safety programs as well as safety compliance tasks tailored to every location and helps measure safety activity effectiveness across the organization.
The safety policies and procedures in place require that all managers, supervisors and employees incorporate safe processes in all aspects of our business. Monthly safety scorecards are tracked and reviewed by management for progress toward key safety objectives.
The safety of our customers is also paramount at Ryder. Safety support is provided to customers through Ryder Fleet Risk Services (FRS). FRS helps customers navigate the increasingly complex industry landscape through customized consultation, innovative solutions, and best-in-class safety programs.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Name	Position	Current Position Since	Prior Business Experience	Age
Robert E. Sanchez	Chair and Chief Executive Officer	2013	President and Chief Operating Officer from February 2012 to December 2012. President, Global FMS from September 2010 to February 2012. Executive Vice President and Chief Financial Officer from October 2007 to September 2010. Executive Vice President of Operations, U.S. FMS from October 2005 to October 2007. Senior Vice President and Chief Information Officer from January 2003 to October 2005.	57
John J. Diez	Executive Vice President and Chief Financial Officer	2021	President, Global FMS from August 2019 to May 2021. President of DTS from March 2015 to August 2019. Senior Vice President of Ryder Dedicated from March 2014 to February 2015. Senior Vice President of Asset Management from January 2011 to February 2014.	52
Thomas M. Havens	President, Global Fleet Management Solutions	2021	Senior Vice President and Global Chief of Operations for FMS from November 2012 to May 2021. Vice President and General Manager for FMS in Canada from September 2011 to November 2012.	54
J. Steven Sensing	President, Global Supply Chain Solutions and Dedicated Transportation Solutions	2015	Vice President and General Manager of the Technology industry group from February 2007 to February 2015.	55
Robert D. Fatovic	Executive Vice President, Chief Legal Officer and Corporate Secretary	2012	Executive Vice President, General Counsel and Secretary from June 2004 to July 2012. Senior Vice President, U.S. Supply Chain Operations, Hi-Tech and Consumer Industries from December 2002 to May 2004. Vice President and Deputy General Counsel from May 2000 to December 2002.	57
Karen M. Jones	Executive Vice President and Chief Marketing Officer	2014	Senior Vice President and Chief Marketing Officer from September 2013 to October 2014.	60
Francisco Lopez	Executive Vice President and Chief Human Resources Officer	2018	Chief Human Resources Officer February 2016 to February 2018. Senior Vice President, Global Human Resources Operations from July 2013 to February 2016.	48
Sanford J. Hodes (1)	Senior Vice President and Chief Procurement and Corporate Development Officer	2022	Senior Vice President and Deputy General Counsel and Safety, Health, and Security from February 2011 to October 2022.	55
Rajeev Ravindran	Executive Vice President and Chief Information Officer	2018	Chief Information Officer and Group Vice President at JM Enterprises from 2012 to January 2018.	57
Cristina Gallo-Aquino	Senior Vice President, Controller and Principal Accounting Officer	2020	Vice President and Chief Financial Officer, Global FMS from August 2015 to August 2020. Vice President and Controller from September 2010 to August 2015.	49
___________________
(1)Sanford J. Hodes became Senior Vice President and Chief Procurement Officer on October 1, 2022, upon retirement of Timothy Fiore.

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
In addition, our Corporate Governance Guidelines, Principles of Business Conduct and Board committee charters are posted on the Corporate Governance page of our website at investors.ryder.com. Upon request to our Investor Relations page on our website, we will provide a copy of these documents to anyone, free of charge.
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

Business and Operating Risks

Decreased customer demand for transportation services due to adverse economic conditions, competition or other factors has impacted and could in the future adversely impact our business and operating results.

The transportation industry is highly cyclical and susceptible to trends in economic activity. Our business relies on the strength of our customers’ businesses and their level of confidence in current and future economic conditions. Our vehicles are leased or rented to customers that transport goods commercially, so the demand for our products and services is tied directly to the production and sale of goods by our customers, and more generally, the health of the North American economy and overall levels of competition in the transportation and logistics industry. As a result, our business may begin to slow before overall market slowdowns, at the point of customer uncertainty, and may recover later than overall market recoveries, as our customers may continue to feel uncertain about future market conditions. If uncertainty and lack of customer confidence around macroeconomic and transportation industry conditions increase (such as due to recessionary conditions or inflationary pressures), our future growth prospects, business and results of operations could be materially adversely affected.

Among our services and product offerings, demand for used vehicles, rental, and longer-term contractual services are particularly susceptible to changes in economic and market conditions. For example, in a weak or volatile economy (such as during an economic recession or downturn), our customers may not need additional vehicles, may experience reduced shipping needs, or are often unwilling to commit or unable to fulfill long-term contracts. Accordingly, any sustained weakness in demand or a protracted economic downturn can negatively impact performance and operating results in used vehicle sales, rental, and longer-term contractual services across our business segments.

Disruptions in global supply chains, including as a result of global pandemics, has impacted, and may continue to impact, our business, results of operations and financial condition.

Our business is highly susceptible to changes in economic conditions and our products and services are directly tied to the production and sale of goods. Disruptions in global supply chains have impacted each of our business segments as the supply and demand of commercial vehicles directly impacts our FMS business, and the production and supply of certain goods impacts the business of our customers in SCS and DTS, and therefore our own business. In the first half of 2020, the measures taken in response to the COVID-19 pandemic prohibited many of our customers from continuing their operations, which had an immediate adverse effect on our business as we experienced lower demand for commercial rental and used vehicles in our FMS business and reduced volumes in our SCS business. To the extent that similar measures are implemented in the future in response to the COVID-19 pandemic or other public health or safety crisis, our business and results of operations may be adversely affected.

In 2020, we experienced global supply chain disruptions as a result of COVID-19-related policies and regulations. In 2021, we experienced a significant increase in demand for rental and used vehicles, as well as lease, due to the limited supply of commercial vehicles caused by these global supply chain disruptions. In our SCS business, the semiconductor supply shortage caused by supply chain disruptions impacted the production activity of our automotive customers, resulting in decreased demand for some of our services. Throughout 2022, we continued to experience increased demand in rental and used vehicle sales, despite a sequential decline in used truck and tractor pricing in the latter half of the year. which positively impacted our profitability. If a limited supply of commercial vehicles continues for an extended period, we expect to continue to experience benefits in rental and used vehicle pricing and overall demand; however, we may experience limited rental and lease fleet growth, and have a limited inventory of used vehicles for sale. If OEMs improve the supply or produce an oversupply of new commercial vehicles in an attempt to meet increased consumer demand, our FMS business may experience reduced rental demand and used vehicle sales in the future. We have also experienced reduced volumes in some of our other SCS customers as they are unable to obtain certain goods due to supply chain disruptions. A prolonged disruption in global supply chains may have a material adverse impact on our SCS revenues and earnings.

At times when global supply chains are disrupted, we are also likely to experience increased inflationary pressures as companies implement additional measures to mitigate such disruptions, and such additional measures tend to increase costs. Across our businesses, we are experiencing higher costs in certain areas, including payroll and third-party services.

Overall, although these supply chain disruptions have contributed to increased demand for our services as companies seek long-term outsourcing solutions, such disruptions have also negatively impacted a portion of our earnings. The extent to which such disruptions will continue to impact our business, operations and financial results will depend on numerous evolving factors that are difficult to accurately predict. Moreover, depending on the measures taken by governments, businesses and individuals in response to new variants of COVID-19, economic and commercial activity may be impacted, and, as a result, we may again experience slowdowns and reduced demand.

We bear the risk that we will not be able to resell our used vehicles at a price at or above their residual value estimates.

To determine the residual value estimates and useful life of our vehicle fleet, management is required to make judgments about future events that are subject to risks and uncertainties outside of their control. While we regularly review and update our outlook for the used vehicle market, as management believes appropriate, the used vehicle pricing market has historically been subject to significant pricing volatility. Despite management's best estimates, we may be unable to accurately forecast the residual value of our vehicle fleet or accurately and timely adjust our residual estimates to better align with future market conditions at the end of a vehicle's useful life. A variety of factors, many of which are outside of our control, could cause residual value estimates to differ from actual used vehicle sales pricing, such as changes in supply and demand of used vehicles; volatility in market conditions; changes in vehicle technology; competitor pricing; regulatory requirements; driver shortages; customer requirements and preferences; and changes in underlying assumption factors.

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

Substantially all of our SCS and DTS services, as well as our ChoiceLease and SelectCare products offered through FMS, are provided under long-term contractual arrangements with our customers. These contractual arrangements include pricing terms that are subject to a number of key operational assumptions, such as:

•with respect to our SCS contracts, the scope of services, production volumes, operational efficiencies, the mix of fixed versus variable costs, market wages, availability of labor, productivity, inflation, interest rates and other factors;
•with respect to our DTS contracts, market wages, availability of labor, equipment costs, insurance rates, inflation, interest rates, and other operating factors; and
•with respect to our ChoiceLease and SelectCare contracts, residual value estimates (ChoiceLease only) and maintenance costs (including inflation and interest rates).

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

For example, new concepts are currently under development for advanced electric vehicles, autonomous or semi-autonomous self-driving vehicles, connected vehicle platforms and drones. There is also a rapidly growing demand for e-commerce services, last mile home delivery and asset- and freight-sharing services. In addition, there may be other innovations that could impact the transportation, trucking and supply chain and logistics industries that we cannot yet foresee. Our inability to quickly adapt to and adopt innovations desired by our customers may result in a significant loss of demand for our service offerings. An increase in customer use of electric vehicles could reduce the demand for our vehicle maintenance services, diesel vehicles and related offerings. Likewise, self-driving vehicles may reduce the demand for our dedicated service offerings, where, in addition to a vehicle, we provide a driver as part of an integrated, full service customer solution. Moreover, advances in technology may require us to increase investments in order to remain competitive, and our customers may not be willing to accept higher prices to cover the cost of these investments. In addition, the timing of when we have to adopt new technologies may be affected by changes in the political or regulatory environment, which could further increase our investment costs, operating complexity and our ability to offer such technologies to our customers in the jurisdictions in which we operate.

Failure to maintain, upgrade and consolidate our information technology networks could adversely affect us.

Our success depends on the functionality of information technology systems to support our service offerings. Extended delays or cost overruns in securing, developing and otherwise implementing technology solutions to support our business, including any future initiatives, would delay and possibly prevent us from realizing the projected benefits of these initiatives. In addition, our reputation with our customers suffers when outages, system failures or delays in timely access to data occur in our information technology systems that support key business processes.

We are continuously upgrading and consolidating our information technology systems by enhancing or replacing legacy systems. When we acquire new businesses, we also have to integrate those acquired systems to our network. These activities subject us to additional costs and risks, including disruption of our internal control structure, substantial capital expenditures, additional administration and operating expenses, impairment of our ability to provide our services, retention of sufficiently skilled personnel to implement and operate the new systems, and other costs and risks. Our system implementations may not result in productivity improvements at a level that outweighs the costs of implementation, or any increased productivity.

We face risks related to cybersecurity attacks and other breaches of our systems and information technology.

We depend on the integrity of our information and the proper functioning and availability of our information systems in operating our business. It is important that the data processed by these systems remains confidential and accurate as it may include sensitive customer information, confidential customer transaction data, employee records, and key financial and operational results and statistics. While we maintain an information security program that consists of industry standard safeguards and controls to help safeguard our confidential information, including security training and compliance protocols, we cannot prevent or mitigate all data breaches or cyberattacks. Threats to network and data security are becoming increasingly diverse and sophisticated, with attacks increasing in frequency (especially with the shift to remote work environments), scope and potential harm.

We have experienced cybersecurity threats and breaches targeting our information technology systems and networks and those of our third-party providers. Although, to date, these incidents have not had a material impact on our financial condition or results of operations, future events could expose us to these risks. Moreover, these types of events could also expose us, our vendors, or our customers to loss or misuse of such information and restrict or prevent operations or financial reporting for a period of time. Depending on the type and scope of the intrusion or cybersecurity attack, we could face litigation or other potential liability and harm to our business. Likewise, data privacy breaches from our systems could expose personally identifiable information of our employees or contractors, sensitive customer data, or vendor data to unauthorized persons, adversely impacting our customer service, employee and customer relationships, and our reputation.

In addition, some of our software applications are utilized by third parties who provide outsourced administrative functions. Such third parties may have access to confidential information that is critical to our business operations and services. While our information security program includes enhanced controls to monitor third-party providers’ security programs, these third parties are subject to their own data breaches, cyberattacks and other events or actions that could damage, disrupt or close down their networks or systems, which in turn may adversely impact our performance capabilities. Also, efforts to prevent, detect and mitigate data breaches and cyberattacks subject us to additional costs.

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

In furtherance of our strategy, we routinely evaluate opportunities and may enter into agreements for possible strategic transactions, including acquisitions, partnerships or divestitures. We may be unable to identify strategic transactions or we may be unable to negotiate commercially acceptable terms. Other risks involved in engaging in these strategic transactions include the possible failure to realize the expected benefits of such transactions within the anticipated time frame, or at all, such as cost savings, synergies, sales and growth opportunities. In addition, the integration of an acquired business may result in material unanticipated challenges, expenses and liabilities. Any one of these factors could result in lower than expected revenues or earnings related to combining the companies or derived from a strategic transaction and could adversely impact our financial condition or results of operations. For example, in 2022 we completed several acquisitions that expanded our e-commerce network; however, if we fail to properly integrate those businesses, there is a risk that the acquisitions will not add the forecasted revenue to SCS or provide the expected incremental growth to earnings.

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

During 2022, sales to our top ten SCS customers accounted for 42% of our SCS total revenue and 34% of our SCS operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation). Additionally, 32% of our SCS total revenue and 27% of our SCS operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation) is from the automotive industry and is directly impacted by automotive vehicle production. Our top ten DTS customers accounted for 40% of DTS total revenue and 37% of DTS operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation). The loss of any of these customers or a significant reduction in the services provided to any of these customers could materially and adversely impact our operating results. While we continue to focus our efforts on diversifying our customer base, we may not be successful in doing so.

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

We are experiencing higher labor costs due to labor shortage challenges across all of our business segments, particularly our DTS and SCS segments. These higher labor costs as well as higher subcontracted transportation costs have negatively impacted our earnings in both DTS and SCS in the past. If labor shortages continue for an extended period of time, our earnings may be further adversely impacted.

Professional Drivers. We hire professional drivers primarily for our SCS and DTS business segments. There is significant competition for qualified professional drivers in the transportation industry. Additionally, interventions and enforcement under the CSA program may shrink the industry’s pool of professional drivers as those drivers with unfavorable scores may no longer be eligible to drive for us. As a result of driver shortages, we have, and in the future could continue to be required to increase driver compensation, let trucks sit idle, use outside driver agencies and subcontracted transportation carriers; or face difficulty meeting customer demands, all of which could adversely affect our growth and profitability.

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

In addition, we are committed to creating a diverse, equitable and collaborative work environment by implementing diversity and inclusion initiatives throughout our organization. If we do not, or are perceived not to, successfully implement these initiatives, our reputation or ability to recruit and retain talent may be adversely impacted. Moreover, our current employees may terminate their employment with us at any time with minimal advance notice, and we are experiencing increased competition for talent that is making it more difficult for us to retain the employees we have and to recruit new employees. In addition, we are facing increased regulatory and compliance requirements that further decrease the pool of available candidates.

Failure to successfully negotiate with our union employees may result in strikes, work stoppages, or substantially higher labor costs.

We have approximately 3,700 employees that are organized by labor unions whose wages and benefits are governed by 96 labor agreements that are renegotiated periodically. Disputes with regard to the terms of these agreements or our potential inability to negotiate acceptable contracts with these unions in the future could result in, among other things, a material work stoppage, slowdown or strike by the affected employees. If our workers were to engage in a work stoppage, strike or other slowdown, or other employees were to become unionized, or the terms and conditions in future labor agreements were renegotiated, we could experience significant business disruptions or higher operating costs, which could have an adverse effect on our financial position, results of operations, or cash flows.

Environmental, Climate and Weather Risks

Our business may be affected by global climate change and legal, regulatory or other market responses to such change.

Global, federal, state and local legislative and regulatory efforts to address the effects of global warming and climate change have affected and will likely continue to affect our businesses. For example, federal, state and local governments are considering emission reduction (e.g., greenhouse gas and nitrogen dioxide) regulatory requirements or related taxes, zero-emission vehicle mandates and increased environmental disclosure and compliance requirements. These and other similar efforts may impose restrictions on our activities or require us to take certain actions, all of which may, over time, increase our costs and adversely affect our business and results of operations.

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

Our business is more susceptible to severe weather and other natural occurrences as we operate a capital-intensive business with a large number of vehicles and need to access roads and warehouses in order to service our customers. Severe weather may negatively affect our operations as it may damage our vehicles and facilities, and prohibit our workforce from servicing our customers. In addition, fuel costs may rise and other significant business interruptions could occur. Insurance to protect against loss of business and other related consequences resulting from these natural occurrences is subject to coverage limitations, and may not be sufficient to cover all of our damages and may not be available at commercially reasonable rates. The frequency or intensity of severe weather events has increased in the last 20 years as a result of global climate change, according to United Nations Office for Disaster Risk Reduction, and may continue to do so.

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

Compliance with existing laws and regulations has involved, and we expect will continue to involve, significant time commitments and costs, and in recent years, we have seen an increase in proactive regulatory enforcement. For example, the DOT, through the Federal Motor Carrier Safety Administration (FMCSA) periodically conducts compliance reviews and evaluates the safety rating assessed to motor carriers (“satisfactory,” “conditional” or “unsatisfactory”). The receipt of a final “conditional” or “unsatisfactory” safety rating due to deficiencies in our safety and compliance program could have a material adverse effect on our customer relationships, as some of our existing customer contracts require a “satisfactory” DOT safety rating. Moreover, if we fail to comply with DOT regulations, including our failure to maintain a “satisfactory” DOT safety rating, the DOT could levy fines and require us to cease all transportation services under our operating authority, which could have a material adverse effect on our business. In addition, compliance and enforcement initiatives implemented by the FMCSA related to driver time, fitness and safety may shrink the industry’s pool of qualified professional drivers. These initiatives and the current shortage of qualified drivers could increase the costs to attract, train and retain qualified drivers, as well as increase driver turnover, decrease asset utilization, limit growth, and adversely impact our results of operations. With respect to our international operations in Canada, Europe and Mexico, we are subject to local laws and regulatory requirements, including tax and anti-bribery laws, which vary significantly from country to country. Our failure to comply with each of these laws may expose us to legal liability, fines or other penalties.

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

We may also fail to ensure that companies we acquire, that may not have historically maintained internal compliance controls, risk mitigation processes, or policies or procedures, comply with regulatory and legal requirements consistent with our standards. Moreover, we are also subject to reputational risk and other detrimental business consequences associated with noncompliance by other parties with whom we engage with, such as employees, customers, agents, suppliers or other persons using our supply chain or assets to commit illegal acts, including the use of company assets for terrorist activities or a breach of data privacy laws.

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

We historically sponsored a number of defined benefit plans for employees not covered by union-administered plans, including certain employees in foreign countries. As of December 31, 2022, the aggregate projected benefit obligations of our global defined pension plans was $1.7 billion, and the plan assets of our global defined benefit pension plans was $1.6 billion. The funded status of the plans, equal to the difference between the present value of plan obligations and assets, is a significant factor in determining pension expense and the ongoing funding requirements of those plans. Macroeconomic factors, as well as changes in investment returns and discount rates used to calculate pension expense and related assets and liabilities, can be volatile and may have an unfavorable impact on our costs and funding requirements. Although we have actively sought to control increases in these costs and funding requirements through investment policies and plan contributions, there can be no assurance that we will succeed, and continued cost and funding requirement pressure could reduce the profitability of our business and negatively impact our cash flows.

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

As of December 31, 2022, we had $6.4 billion of outstanding indebtedness. If we are unable to raise additional capital by accessing the debt and equity markets or our costs of raising additional capital were to materially increase, our business could experience a material adverse effect on our operating results or we could face difficulty in implementing our long-term strategy.

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
We maintain 637 FMS properties in the U.S., Puerto Rico and Canada; we own 439 of these and lease the remaining properties. Our FMS properties are primarily comprised of maintenance facilities generally including a repair shop, rental counter, fuel service island, administrative offices, and used vehicle retail sales centers.
Additionally, we manage 178 on-site maintenance facilities, located at customer locations.
We also maintain 229 locations in the U.S. and Canada in connection with our domestic SCS business. Almost all of our SCS locations are leased and generally include a warehouse and administrative offices.
We maintain 48 international locations (locations outside of the U.S. and Canada) for our international businesses. There are 8 locations in the U.K. and Germany, and 40 locations in Mexico. The majority of these locations are leased and may be a repair shop, warehouse or administrative office.
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
PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Ryder Common Stock
 Our common shares are listed on the New York Stock Exchange under the trading symbol “R.” As of January 31, 2023, there were 5,154 common stockholders of record.

Performance Graph
The following graph compares the performance of our common stock with the performance of the Standard & Poor’s MidCap 400 Index and the Dow Jones Transportation 20 Index for a five year period by measuring the changes in common stock prices from December 31, 2017 to December 31, 2022.
The stock performance graph assumes for comparison that the value of our common stock and of each index was $100 on December 31, 2017, and that all dividends were reinvested. Past performance is not necessarily an indicator of future result

Purchases of Equity Securities
The following table provides information with respect to purchases we made of our common stock during the quarter ended December 31, 2022:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Maximum Number of Shares That May Yet Be Purchased Under the Discretionary and Anti-Dilutive Programs (2)	Maximum Number of Dollars That May Yet Be Purchased Under the Accelerated Share Repurchase Program (3)
October 1 through October 31, 2022	—	$—	—	4,500,000	$—
November 1 through November 30, 2022	2,840,743	88.72	2,840,673	1,659,327	$—
December 1 through December 31, 2022	85,284	93.00	84,720	1,574,607	$—
Total	2,926,027	$88.84	2,925,393
___________________
(1)During the three months ended December 31, 2022, we purchased an aggregate of 634 shares of our common stock in employee-related transactions. Employee-related transactions may include: (i) shares of common stock withheld as payment for the exercise price of options exercised or to satisfy the tax withholding liability associated with our share-based compensation programs and (ii) open-market purchases by the trustee of Ryder’s deferred compensation plans relating to investments by employees in our stock, one of the investment options available under the plans.
(2)In October 2021, our board of directors authorized two new share repurchase programs. The first program grants management discretion to repurchase up to 2.0 million shares of common stock over a period of two years, commencing on October 14, 2021 and expiring on October 14, 2023 (the "2021 Discretionary Program"). The 2021 Discretionary Program is designed to provide management with capital structure flexibility while concurrently managing objectives related to balance sheet leverage, acquisition opportunities, and shareholder returns. The second program authorizes management to repurchase up to 2.5 million shares of common stock, issued to employees under our employee stock plans since September 1, 2021 (the "2021 Anti-Dilutive Program"). The 2021 Anti-Dilutive Program is designed to mitigate the dilutive impact of shares issued under our employee stock plans. The 2021 Anti-Dilutive Repurchase Program commenced on October 14, 2021 and expires on October 14, 2023. Share repurchases under both programs can be made from time to time using our working capital and a variety of methods, including open-market transactions and trading plans established pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The timing and actual number of shares repurchased are subject to market conditions, legal requirements and other factors, including balance sheet leverage, availability of quality acquisitions and stock price.
(3)In September 2022, we completed our $300 million accelerated share repurchase program. This program was authorized by our board of directors in February 2022, and at that time, we repurchased and retired an initial share amount of approximately 3 million. The final settlement occurred in September 2022, resulting in the delivery and retirement of approximately 1 million additional shares. The number of shares ultimately repurchased and retired was based on the average of Ryder's daily volume-weighted average price per share of common stock during a repurchase period, less a discount. The average price paid for all of the shares delivered and retired under the ASR was $74.47 per share. Refer to Note 15, "Share Repurchase Programs," in the Notes to Consolidated Financial Statements for a discussion on our share repurchase programs.
ITEM 6. SELECTED FINANCIAL DATA

Reserved.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with our consolidated financial statements and related notes contained in Part II, Item 8 of this Annual Report on Form 10-K. The following MD&A describes the principal factors affecting results of operations, financial resources, liquidity, contractual cash obligations and critical accounting estimates. This section of the Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed on February 17, 2022.
Our results of operations and financial condition are influenced by a number of factors including: macroeconomic and other market conditions, including pricing and demand; used vehicle sales; customer contracting activity and retention; maintenance costs; residual value estimate changes; currency exchange rate fluctuations; customer preferences; inflation; fuel and energy prices; insurance costs; interest rates; labor costs; unemployment levels; tax rates; changes in accounting or regulatory requirements; and cybersecurity attacks. This MD&A includes certain forward-looking statements that are based on our current plans and expectations and are subject to risks, uncertainties and assumptions. We caution readers that certain important factors could cause actual results and events to differ significantly from those expressed.
Certain prior period amounts have been reclassified to conform with the current period presentation. First, we included "Other operating expenses" with "Selling, general and administrative expenses" in the Consolidated Statements of Earnings. Second, we revised the presentation of certain costs that for the year ended December 31, 2021, were reported in "Cost of lease & related maintenance and rental" and "Cost of services," which should have been included in the "Cost of fuel services" within the Consolidated Statements of Earnings. These costs were not material to any financial statement line item and we elected to revise the presentation of these prior period costs to conform to the current year presentation in our financial statements.
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

OVERVIEW
General
Ryder is a leading logistics and transportation company. We report our financial performance based on three business segments: (1) Fleet Management Solutions (FMS), which provides full service leasing and leasing with flexible maintenance options, commercial rental and maintenance services of trucks, tractors and trailers to customers principally in the United States (U.S.) and Canada; (2) Supply Chain Solutions (SCS), which provides integrated logistics solutions, including distribution management, dedicated transportation, transportation management, brokerage, e-commerce, last mile, and professional services in North America; and (3) Dedicated Transportation Solutions (DTS), which provides turnkey transportation solutions in the U.S., including dedicated vehicles, professional drivers, management, and administrative support. Dedicated transportation services provided as part of an operationally integrated, multi-service, supply chain solution to SCS customers are primarily reported in the SCS business segment. In 2022, we announced our intentions to exit the FMS United Kingdom (U.K.) business and have substantially completed the wind down as of December 31, 2022.
Further information on our business and reportable business segments are presented in Part I, Item 1, "Business", and in Note 3, "Segment Reporting" of the Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in this Annual Report.
Business Trends
During 2022, we continued to experience highly favorable trends in logistics and transportation solutions due to ongoing supply chain and labor shortage challenges. In addition, demand conditions for transportation services were strong reflecting solid freight activity and tight vehicle availability due to continued OEM production constraints. These market conditions, along with successful management of our initiatives to increase long-term returns, resulted in record revenue and earnings. We had strong sales of new long-term customer contracts in SCS and DTS, which we expect will contribute to long-term profitable growth. In the first half of the year, we also experienced strong demand and pricing for our rental and used vehicles due to a limited supply of vehicles. Benefits from our initiatives to increase returns and drive long-term profitable growth delivered

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
higher earnings in our contractual lease, supply chain and dedicated businesses. We have also experienced higher costs across our business, particularly payroll and third-party services, due to increasing inflationary pressure.
In FMS, used vehicle sales and rental outperformed the prior year. Used vehicle market conditions remain relatively strong, and as anticipated, pricing sequentially declined in the second half of the year from historical highs. Despite this decline in pricing, we realized record used vehicle gains as prices remained, and continue to remain, well above our residual value estimates. Our North America ChoiceLease fleet grew 1,300 units in 2022. In 2023, we expect strong but reduced earnings as a slowing macroeconomic and freight environment drive lower results in used vehicle sales and rental, with some offset from tight truck capacity due to ongoing OEM production constraints. Although we expect a weaker economic environment in 2023, we believe our 2023 used vehicle sales and rental results will be reflective of a normalized economic environment compared to the elevated performance levels we experienced during 2022. Our lease pricing initiatives also delivered improved portfolio returns, and we expect to continue realizing incremental earnings as our remaining portfolio is renewed at higher returns.
In SCS, we experienced strong outsourcing trends in warehousing and distribution, as well as in e-commerce fulfillment and last mile delivery of big and bulky items in 2022. New long-term customer contracts in SCS and DTS, combined with the e-commerce acquisition of Whiplash and the Midwest Warehouse & Distribution System (Midwest) acquisition, contributed to significant revenue growth. The SCS acquisitions are providing us with enhanced capabilities in fast-growing e-commerce fulfillment and in multi-client warehousing. The pricing adjustments and cost recovery initiatives implemented this year due to higher labor costs in SCS and DTS, have helped DTS return to its target earnings level and SCS improve its earnings year-over-year.
While we are experiencing positive momentum in our businesses, other unknown effects from extended higher fuel prices, inflationary cost pressures, prolonged labor shortages, extended disruptions in vehicle and vehicle part production and rising interest rates may negatively impact demand for our business, financial results, and significant judgments and estimates.

SELECTED OPERATING PERFORMANCE ITEMS

•Total revenue of $12.0 billion and operating revenue (a non-GAAP measure) of $9.3 billion for 2022 increased 24% and 19%, respectively as compared to prior year, reflecting organic revenue growth across all business segments and SCS acquisitions
•Diluted EPS from continuing operations of $16.96 in 2022 versus $9.70 in prior year, reflecting significantly higher earnings in FMS and improved performance in SCS and DTS
•Comparable EPS (a non-GAAP measure) from continuing operations of $16.37 in 2022 versus $9.58 in prior year
•Adjusted Return on Equity (ROE) (a non-GAAP measure) of 29% in 2022, up from 21% in prior year
•Net cash provided by operating activities from continuing operations of $2.3 billion in 2022 versus $2.2 billion in prior year. Free cash flow (a non-GAAP measure) of $921 million in 2022 versus $1.1 billion in prior year

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS SUMMARY

				Change
(Dollars in millions, except per share amounts)	2022	2021	2020	2022/2021	2021/2020
Total revenue	$12,011	$9,663	$8,420	24%	15%
Operating revenue (1)	9,280	7,828	7,024	19%	11%
Earnings (loss) from continuing operations before income taxes (EBT)	$1,216	$693	$(130)	75%	NM
Comparable EBT (1)	1,144	682	(29)	68%	NM
Earnings (loss) from continuing operations	863	522	(112)	65%	NM
Comparable earnings from continuing operations (1)	833	515	(14)	62%	NM
Net earnings (loss)	867	519	(122)	67%	NM
Comparable EBITDA (1)	2,722	2,433	2,258	12%	8%
Earnings (loss) per common share (EPS) — Diluted
Continuing operations	$16.96	$9.70	$(2.15)	75%	NM
Comparable (1)	16.37	9.58	(0.27)	71%	NM
Net earnings (loss)	17.04	9.66	(2.34)	76%	NM
Debt to equity	216%	235%	293%
Adjusted return on equity (1)	29%	21%	(1)%
Net cash provided by operating activities from continuing operations	$2,310	$2,175	$2,181
Free cash flow (1)	921	1,057	1,587
Total capital expenditures (2)	2,652	2,012	1,070
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
In 2022, total revenue increased 24% to $12.0 billion. Operating revenue (a non-GAAP measure excluding fuel, subcontracted transportation and ChoiceLease liability insurance revenues) increased 19% to $9.3 billion. The increases in total and operating revenue were primarily due to higher revenue across all of our business segments and the SCS acquisitions of Whiplash and Midwest. Total revenue also increased from higher subcontracted transportation and fuel revenue.
EBT and comparable EBT (a non-GAAP measure) increased to $1.2 billion and $1.1 billion, respectively, from $693 million and $682 million, respectively, primarily due to higher used vehicle sales results (including the declining impact of depreciation expense from prior residual value estimate changes), better commercial rental performance, and increased results in SCS and DTS.

FULL YEAR CONSOLIDATED RESULTS
Lease & Related Maintenance and Rental

				Change
(Dollars in millions)	2022	2021	2020	2022/2021	2021/2020
Lease & related maintenance and rental revenues	$4,174	$3,995	$3,704	4%	8%
Cost of lease & related maintenance and rental	2,774	2,884	3,109	(4)%	(7)%
Gross margin	$1,400	$1,111	$595	26%	87%
Gross margin %	34%	28%	16%
Lease & related maintenance and rental revenues represent revenue from our ChoiceLease and commercial rental product offerings within our FMS business segment. Revenues increased 4% in 2022, primarily driven by increases in commercial rental demand and pricing.
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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cost of lease & related maintenance and rental decreased 4% in 2022 primarily due to declining depreciation expense impacts from prior residual value estimate changes as well as the reduction of the U.K. vehicle fleet related to our exit from the FMS U.K. business, partially offset by higher repair labor and parts costs.
Lease & related maintenance and rental gross margin and gross margin as a percentage of revenue increased to 34% primarily due to a declining impact of depreciation expense from prior residual value estimate changes, higher commercial rental and ChoiceLease pricing and improved rental utilization.
Services

				Change
(Dollars in millions)	2022	2021	2020	2022/2021	2021/2020
Services revenue	$7,118	$5,181	$4,318	37%	20%
Cost of services	6,153	4,503	3,653	37%	23%
Gross margin	$965	$678	$665	42%	2%
Gross margin %	14%	13%	15%
Services revenue represents all the revenues associated with our SCS and DTS business segments, as well as SelectCare and fleet support services associated with our FMS business segment. Services revenue increased 37% in 2022, due to increases in revenue in SCS and DTS driven by growth from acquisitions, new business, increased pricing and higher volumes. Prior year volumes in SCS were negatively impacted from supply chain disruptions, primarily in the automotive industry.
Cost of services represents the direct costs related to services revenue and is primarily comprised of salaries and employee-related costs, subcontracted transportation (purchased transportation from third parties), fuel, vehicle liability costs and maintenance costs. Cost of services increased 37% in 2022, primarily due to the growth in revenue and higher subcontracted transportation and labor, rent and fuel costs in SCS and DTS, including the impact from inflationary cost pressures.
Services gross margin increased 42% in 2022, due to higher pricing, new business, growth from acquisitions and increased volumes. Services gross margin as a percentage of revenue increased in 2022, due to pricing adjustments made on SCS and DTS customer contracts to recover higher labor and subcontracted transportation costs as well as other cost recovery efforts.
Fuel Services

				Change
(Dollars in millions)	2022	2021	2020	2022/2021	2021/2020
Fuel services revenue	$719	$487	$398	48%	22%
Cost of fuel services	694	474	383	46%	24%
Gross margin	$25	$13	$15	92%	(13)%
Gross margin %	3%	3%	4%
Fuel services revenue represents fuel services provided to our FMS customers. Fuel services revenue increased 48% in 2022, primarily reflecting higher fuel prices passed through to customers.
Cost of fuel services includes the direct costs associated with providing our customers with fuel. These costs include fuel, salaries and employee-related costs of fuel island attendants and depreciation of our fueling facilities and equipment. Cost of fuel services increased 46% in 2022 as a result of higher fuel prices.
Fuel services gross margin increased to $25 million and gross margin as a percentage of revenue remained at 3% in 2022. Fuel is largely a pass-through to customers for which we realize minimal changes in margin during periods of steady market fuel prices. However, fuel services margin is impacted by sudden increases or decreases in market fuel prices during a short period of time, as customer pricing for fuel is established based on current market fuel costs. Fuel services gross margin was not significantly impacted by these price change dynamics in 2022.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Selling, General and Administrative Expenses

				Change
(Dollars in millions)	2022	2021	2020	2022/2021	2021/2020
Selling, general and administrative expenses (SG&A)	$1,415	$1,187	$1,044	19%	14%
Percentage of total revenue	12%	12%	12%
SG&A expenses increased 19% in 2022. The increase in 2022 was mainly due to higher incentive-based compensation costs, higher bad debt, amortization of intangibles from the Whiplash and Midwest acquisitions and higher travel expense. SG&A expenses as a percentage of total revenue remained unchanged at 12% in 2022.
Non-Operating Pension Costs, net

				Change
(Dollars in millions)	2022	2021	2020	2022/2021	2021/2020
Non-operating pension costs, net	$11	$(1)	$11	NM	NM
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
Used Vehicle Sales, net

				Change
(Dollars in millions)	2022	2021	2020	2022/2021	2021/2020
Used vehicle sales, net	$(450)	$(257)	$—	75%	NM
Used vehicle sales, net includes gains or losses from sales of used vehicles, selling costs associated with used vehicles and write-downs of vehicles held for sale to fair market value (referred to as "valuation adjustments"). The increased used vehicle sales results in 2022 was due to higher proceeds per unit of sales of used vehicles as compared to the prior year. Used vehicle sales, net in 2022, includes gains associated with the exit of the FMS U.K. business of $49 million.
Average proceeds per unit increased in 2022 from the prior year. The following table presents the average used vehicle proceeds per unit changes, using constant currency, compared with the prior year:

	2022/2021	2021/2020
Tractors	43%	78%
Trucks	51%	70%
Interest Expense

				Change
(Dollars in millions)	2022	2021	2020	2022/2021	2021/2020
Interest expense	$228	$214	$261	7%	(18)%
Effective interest rate	3.5%	3.2%	3.6%
Interest expense increased 7% in 2022 primarily reflecting higher interest rates and higher average outstanding debt, partially offset by a higher mix of variable rate debt.
Miscellaneous Income, net

				Change
(Dollars in millions)	2022	2021	2020	2022/2021	2021/2020
Miscellaneous income, net	$(32)	$(66)	$(22)	(52)%	200%
Miscellaneous income, net consists of investment income on securities used to fund certain benefit plans, interest income, gains on sales of operating property, foreign currency transaction remeasurement and other non-operating items. Miscellaneous

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
income, net was $32 million in 2022 as compared to $66 million in the prior year, primarily due to lower investment income and higher gains on sale of properties in the prior year.
Restructuring and Other Items, net

				Change
(Dollars in millions)	2022	2021	2020	2022/2021	2021/2020
Restructuring and other items, net	$2	$32	$111	(94)%	(71)%
Refer to Note 21, “Other Items Impacting Comparability” in the Notes to Consolidated Financial Statements for a discussion of restructuring charges and other items.
Provision for (Benefit from) Income Taxes

				Change
(Dollars in millions)	2022	2021	2020	2022/2021	2021/2020
Provision for (benefit from) income taxes	$353	$171	$(18)	106%	NM
Effective tax rate on continuing operations	29.1%	24.7%	(14.1)%
Comparable tax rate on continuing operations (1)	27.2%	24.5%	(52.1)%
_______________
(1) Non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.
The provision for income taxes increased to $353 million in 2022 due to higher earnings and a higher effective tax rate. Our effective tax rate from continuing operations was 29.1% as compared to 24.7% in the prior year and our comparable tax rate on continuing operations was 27.2% as compared to 24.5% in the prior year. The increases in the rates were due to incremental U.S. tax on higher foreign earnings related to the exit of our FMS U.K. business as well as a shift in the mix of earnings subject to tax in different jurisdictions. Refer to our discussion of changes in our provision for (benefit from) income taxes and effective tax rate from continuing operations in Note 11, “Income Taxes” in the Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FULL YEAR OPERATING RESULTS BY BUSINESS SEGMENT

				Change
(Dollars in millions)	2022	2021	2020	2022/2021	2021/2020
Revenue:
Fleet Management Solutions	$6,327	$5,680	$5,171	11%	10%
Supply Chain Solutions	4,720	3,155	2,544	50%	24%
Dedicated Transportation Solutions	1,786	1,457	1,229	23%	19%
Eliminations	(822)	(629)	(524)	(31)%	(20)%
Total	$12,011	$9,663	$8,420	24%	15%

Operating Revenue: (1)
Fleet Management Solutions	$5,213	$4,941	$4,578	6%	8%
Supply Chain Solutions	3,254	2,211	1,870	47%	18%
Dedicated Transportation Solutions	1,239	1,055	929	17%	14%
Eliminations	(426)	(379)	(353)	(12)%	(7)%
Total	$9,280	$7,828	$7,024	19%	11%

Earnings (loss) from continuing operations before income taxes:
Fleet Management Solutions	$1,054	$663	$(142)	59%	NM
Supply Chain Solutions	186	117	160	59%	(27)%
Dedicated Transportation Solutions	102	49	73	108%	(33)%
Eliminations	(115)	(78)	(43)	47%	(81)%
	1,227	751	48	63%	NM
Unallocated Central Support Services	(83)	(69)	(77)	20%	10%
Non-operating pension costs, net	(11)	1	(11)	NM	NM
Other items impacting comparability, net (2)	83	10	(90)	NM	NM
Earnings (loss) from continuing operations before income taxes	$1,216	$693	$(130)	75%	NM
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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table sets forth the benefit from equipment contribution included in EBT for our SCS and DTS business segments:

				Change
(Dollars in millions)	2022	2021	2020	2022/2021	2021/2020
Equipment Contribution:
Supply Chain Solutions	$47	$33	$18	42%	83%
Dedicated Transportation Solutions	68	45	25	51%	80%
Total	$115	$78	$43	47%	81%
In 2022, the increase in SCS and DTS equipment contribution is primarily related to increased fuel margins due to rapid fluctuations in fuel prices and higher proceeds on sales of used vehicles.
Items excluded from our segment EBT measure and their classification within our Consolidated Statements of Earnings are as follows (dollars in millions):

Description	Classification	2022	2021	2020
Restructuring and other, net (1)	Restructuring and other items, net	$(2)	$(19)	$(77)
ERP implementation costs (1)	Restructuring and other items, net	—	(13)	(34)
Gains on sale of U.K revenue earning equipment (1)	Used vehicles sales, net	49	—	—
Gains on sale of properties (1)	Miscellaneous income, net	36	42	6
Early redemption of medium-term notes (1)	Interest expense	—	—	(9)
ChoiceLease liability insurance revenue (1)	Revenue	—	—	24
Other items impacting comparability, net		83	10	(90)
Non-operating pension costs, net (2)	Non-operating pension costs, net	(11)	1	(11)
		$72	$11	$(101)
_______________
(1)Refer to Note 21, “Other Items Impacting Comparability,” in the Notes to Consolidated Financial Statements for additional information.
(2)Refer to Note 19, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements for additional information.

Fleet Management Solutions

				Change
(Dollars in millions)	2022	2021	2020	2022/2021	2021/2020
ChoiceLease	$3,203	$3,220	$3,160	(1)%	2%
Commercial rental (1)	1,351	1,114	834	21%	34%
SelectCare and other	659	607	584	9%	4%
Fuel services and ChoiceLease liability insurance (2)	1,114	739	593	51%	25%
FMS total revenue	$6,327	$5,680	$5,171	11%	10%

FMS operating revenue (3)	$5,213	$4,941	$4,578	6%	8%

FMS EBT	$1,054	$663	$(142)	59%	NM
FMS EBT as a % of FMS total revenue	16.7%	11.7%	(2.7)%	500 bps	NM
FMS EBT as a % of FMS operating revenue (3)	20.2%	13.4%	(3.1)%	680 bps	NM
_______________
(1)For the years ended December 31, 2022, 2021, and 2020 rental revenue from lease customers in place of a lease vehicle represented 33%, 30%, and 33% of commercial rental revenue, respectively.
(2)In the first quarter of 2021, we completed the exit of the extension of our liability insurance coverage for ChoiceLease customers.
(3)Non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FMS total revenue increased 11% to $6.3 billion in 2022 primarily due to higher fuel services revenue primarily reflecting higher fuel prices passed through to customers and higher operating revenue (a non-GAAP measure excluding fuel and ChoiceLease liability insurance revenues). FMS operating revenue increased 6% to $5.2 billion in 2022 primarily driven by increases in commercial rental demand and pricing. FMS operating revenue grew despite a 2% negative impact from the wind down of the FMS U.K. business.
FMS EBT increased 59% in 2022, primarily from higher used vehicle sales and rental results reflecting benefits from tight truck capacity and initiatives to improve returns in these areas. Increased gains on used vehicles sold and a declining impact of depreciation expense from prior vehicles residual values estimates changes contributed $260 million in higher year over year earnings. Used vehicle pricing increased from the prior year for both trucks and tractors. Used vehicle inventory levels increased to 4,300 vehicles, but remains well below the target range of 7,000 - 9,000 vehicles. Commercial rental results benefited from 7% increased power fleet pricing in 2022, and strong power fleet utilization. Rental power fleet utilization increased to 83% from 80% in 2022.
During the first quarter of 2022, we announced our intention to exit the FMS U.K. business. The exit from the operations is substantially complete as of December 31, 2022. More than 90% of the revenue earning equipment and operating property equipment in the U.K. were sold during 2022, generating proceeds of approximately $400 million. We expect to finalize the shutdown of all U.K. operations and complete the sale of the remaining vehicles and properties in 2023. As a result of the liquidation of the balance sheet, we anticipate recognizing a material foreign currency cumulative translation adjustment loss in 2023. The foreign currency cumulative translation adjustment will have no impact on our consolidated financial position or cash flows.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our global fleet of owned and leased revenue earning equipment and SelectCare vehicles, including vehicles under on-demand maintenance, is summarized as follows (rounded to the nearest hundred):

				Change
	2022	2021	2020	2022/2021	2021/2020
End of period vehicle count
By type:
Trucks (1)	72,700	75,100	77,300	(3)%	(3)%
Tractors (2)	69,400	70,700	73,300	(2)%	(4)%
Trailers and other (3)	41,500	43,500	44,100	(5)%	(1)%
Total	183,600	189,300	194,700	(3)%	(3)%

By product line:
ChoiceLease	135,400	143,900	149,600	(6)%	(4)%
Commercial rental	41,800	40,700	35,000	3%	16%
Service vehicles and other	2,100	2,200	2,400	(5)%	(8)%
	179,300	186,800	187,000	(4)%	—%
Held for sale	4,300	2,500	7,700	72%	(68)%
Total	183,600	189,300	194,700	(3)%	(3)%
Memo: U.K. Vehicle Count	1,000	13,000	14,300	(92)%	(9)%

Customer vehicles under SelectCare contracts (4)	55,600	54,500	50,300	2%	8%

Average vehicle count
By product line:
ChoiceLease	140,000	146,300	154,800	(4)%	(5)%
Commercial rental	41,600	37,900	37,500	10%	1%
Service vehicles and other	2,200	2,300	2,600	(4)%	(12)%
	183,800	186,500	194,900	(1)%	(4)%
Held for sale	3,700	4,600	11,300	(20)%	(59)%
Total	187,500	191,100	206,200	(2)%	(7)%

Customer vehicles under SelectCare contracts (4)	55,700	53,000	54,900	5%	(3)%
Customer vehicles under SelectCare on-demand (5)	15,400	15,700	18,800	(2)%	(16)%
Total vehicles serviced	258,600	259,800	279,900	—%	(7)%
_______________
(1)Generally comprised of Class 1 through Class 7 type vehicles with a Gross Vehicle Weight (GVW) up to 33,000 pounds.
(2)Generally comprised of over the road on highway tractors and are primarily comprised of Class 8 type vehicles with a GVW of over 33,000 pounds.
(3)Generally comprised of dry, flatbed and refrigerated type trailers.
(4)Excludes customer vehicles under SelectCare on-demand contracts. Includes end of period vehicles from the U.K. of 1,000, 1,100, and 1,400 for the periods 2022, 2021, and 2020, respectively.
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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table provides information on our North America active ChoiceLease fleet (number of units rounded to nearest hundred) and our Global commercial rental power fleet utilization (excludes trailers):

				Change
	2022	2021	2020	2022/2021	2021/2020
Active ChoiceLease fleet
End of period vehicle count (1)	128,400	128,900	130,800	—%	(1)%
Full year average vehicle count (1)	128,700	129,900	133,500	(1)%	(3)%
Commercial rental statistics
Commercial rental utilization - power fleet (2)	83%	80%	67%	250 bps	1,300 bps
_______________
(1)Active ChoiceLease vehicles are calculated as those units currently earning revenue and not classified as not yet earning or no longer earning units.
(2)Rental utilization is calculated using the number of days units are rented divided by the number of days units are available to rent based on the days in the calendar year.

Supply Chain Solutions

				Change
(Dollars in millions)	2022	2021	2020	2022/2021	2021/2020
Consumer packaged goods and retail	$1,747	$1,020	$814	71%	25%
Automotive	870	693	638	26%	9%
Technology and healthcare	302	240	223	26%	8%
Industrial and other	335	258	195	30%	32%
Subcontracted transportation and fuel	1,466	944	674	55%	40%
SCS total revenue	$4,720	$3,155	$2,544	50%	24%

SCS operating revenue (1)	$3,254	$2,211	$1,870	47%	18%

SCS EBT	$186	$117	$160	59%	(27)%
SCS EBT as a % of SCS total revenue	3.9%	3.7%	6.3%	20 bps	(260) bps
SCS EBT as a % of SCS operating revenue (1)	5.7%	5.3%	8.6%	40 bps	(330) bps

Memo:
End of period fleet count	13,100	10,700	9,400	22%	14%
_______________
(1)Non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.

The following table summarizes the components of the change in revenue on a percentage basis versus the prior year:

	2022		2021
	Total	Operating (1)	Total	Operating (1)
Organic, including price and volume	25%	22%	22%	17%
Acquisition	23	25	1	1
Fuel	2	—	1	—
Net increase	50%	47%	24%	18%
————————————
(1)Non-GAAP financial measure. Refer to the "Non-GAAP Financial Measures" section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SCS total revenue increased 50% and SCS operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation revenues) increased 47% primarily due to the acquisitions of Whiplash and Midwest and strong revenue growth in all industry verticals from new business, higher volumes and increased pricing. Operating revenue organically grew 22% in 2022.

SCS EBT increased 59% in 2022 due to new business, increased pricing and cost recovery initiatives. SCS comparisons also benefited from higher volumes and acquisitions. The increase in SCS EBT was partially offset by a $20 million asset impairment related to the early termination of a customer distribution center in 2023 and higher incentive-based compensation. The positive impact of acquisitions included incremental non-cash amortization expense of $27 million, a negative impact of 100 basis point on EBT as a percentage of SCS operating revenue in 2022.

Dedicated Transportation Solutions

				Change
(Dollars in millions)	2022	2021	2020	2022/2021	2021/2020
DTS total revenue	$1,786	$1,457	$1,229	23%	19%

DTS operating revenue (1)	$1,239	$1,055	$929	17%	14%

DTS EBT	$102	$49	$73	108%	(33)%
DTS EBT as a % of DTS total revenue	5.7%	3.4%	5.9%	230 bps	(250) bps
DTS EBT as a % of DTS operating revenue (1)	8.2%	4.6%	7.9%	360 bps	(330) bps

Memo:
End of period fleet count	11,400	11,300	9,200	1%	23%
_______________
(1)Non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.

DTS total revenue increased 23% in 2022 primarily due to higher operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation revenues), fuel and subcontracted transportation revenue. DTS operating revenue increased 17% in 2022 due to new business, increased pricing and higher volumes.
DTS EBT increased 108% in 2022 primarily due to increased pricing, new business as well as higher fuel margins and gains on sales of vehicles.

Central Support Services

				Change
(Dollars in millions)	2022	2021	2020	2022/2021	2021/2020
Total CSS	$419	$369	$324	14%	14%
Allocation of CSS to business segments	(336)	(300)	(247)	12%	21%
Unallocated CSS	$83	$69	$77	20%	(10)%

Total CSS costs increased 14% to $419 million in 2022 primarily due to strategic investments in marketing and technology, increased incentive-based compensation costs and professional fees. Unallocated CSS costs increased by $14 million in 2022 primarily reflecting increased professional fees and 2021 investment income from Ryder Ventures, our corporate venture capital fund that did not reoccur in 2022.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FINANCIAL RESOURCES AND LIQUIDITY
Cash Flows
The following is a summary of our cash flows from continuing operations:

	Years ended December 31,
(In millions)	2022	2021	2020
Net cash provided by (used in):
Operating activities	$2,310	$2,175	$2,181
Investing activities	(1,850)	(1,450)	(601)
Financing activities	(861)	(204)	(1,507)
Effect of exchange rates on cash	(4)	(1)	5
Net change in cash and cash equivalents	$(405)	$520	$78

	Years ended December 31,
(In millions)	2022	2021	2020
Net cash provided by operating activities
Earnings (loss) from continuing operations	$863	$522	$(112)
Non-cash and other, net	1,903	1,824	2,243
Collections on sales-type leases	135	139	114
Changes in operating assets and liabilities	(591)	(310)	(64)
Cash flows from operating activities from continuing operations	$2,310	$2,175	$2,181

Cash provided by operating activities increased to $2.3 billion in 2022 from $2.2 billion driven by higher earnings partially offset by increased working capital needs. The increase in working capital needs was primarily due to a decrease in accounts payable due to the timing of payments, collections of our receivables and higher operating lease payments, reflecting additional properties from our acquisitions and inflationary cost pressures. Cash used in investing activities increased to $1.9 billion in 2022 compared with $1.5 billion in 2021 primarily due an increase in cash paid for capital expenditures, partially offset by higher proceeds from sale of revenue earnings equipment and operating property and equipment. Cash used in financing activities increased to $861 million in 2022 compared to $204 million in 2021 primarily due to common stock repurchases.
The following table shows the components of our free cash flow:

	Years ended December 31,
(In millions)	2022	2021	2020
Net cash provided by operating activities	$2,310	$2,175	$2,181
Sales of revenue earning equipment (1)	1,182	748	539
Sales of operating property and equipment (1)	53	74	13
Other (1)	7	1	—
Total cash generated (2)	3,552	2,998	2,733
Purchases of property and revenue earning equipment (1)	(2,631)	(1,941)	(1,146)
Free cash flow (2)	$921	$1,057	$1,587
_______________
(1)Includes cash inflows from other investing activities.
(2)Non-GAAP financial measures. Reconciliations of net cash provided by operating activities to total cash generated and to free cash flow are set forth in this table. Refer to the “Non-GAAP Financial Measures” section of this MD&A for the reasons why management believes these measures are important to investors.

Free cash flow (a non-GAAP measure) decreased to $921 million in 2022 from $1.1 billion in 2021 primarily due to an increase in capital expenditures, partially offset by higher proceeds from the sale of revenue earning equipment and higher earnings. In 2022, free cash flow includes approximately $400 million of proceeds from the sale of revenue earning equipment and operating property and equipment related to the wind down of our FMS U.K. business.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cash provided by operating activities from continuing operations will increase to approximately $2.4 billion in 2023. We expect free cash flow (a non-GAAP measure) to decrease to approximately $200 million reflecting an increase in capital expenditures due to higher investments in the ChoiceLease fleet and impact of vehicle OEM delivery delays.

Income Tax Cash Obligations
During 2022, total income taxes paid were $115 million. In the future, our income tax cash obligations may increase. Taxable income and cash taxes payable may be impacted by a variety of factors, including (i) the amount of book income generated in each jurisdiction, (ii) total capital expenditures, (iii) the reversal of our deferred tax liability, (iv) remaining net operating losses, (v) the availability of U.S. federal bonus depreciation, and (vi) the impact of any changes in U.S., state and foreign income tax laws. While it is likely that our income tax cash obligations may increase at some point in the future, we cannot reasonably estimate the timing or impact of these factors.

Purchase Obligations
The majority of our purchase obligations are pay-as-you-go transactions made in the ordinary course of business. Purchase obligations include agreements to purchase goods or services that are legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed minimum or variable price provisions; and the approximate timing of the transaction. Any amounts for which we are liable under purchase orders for goods and services received are reflected in the Consolidated Balance Sheets as “Accounts payable” and “Accrued expenses and other current liabilities.” In addition, we reflect obligations with settlements that are greater than twelve months from December 31, 2021, as "Other non-current liabilities", including operating lease liabilities. The most significant purchase obligations relate to the purchase of revenue earning equipment.

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
The following is a summary of capital expenditures:

(In millions)	2022	2021	2020
Revenue earning equipment:
ChoiceLease	$1,824	$1,194	$856
Commercial rental	541	651	85
	2,365	1,845	941
Operating property and equipment	287	167	129
Gross capital expenditures (1)	2,652	2,012	1,070
Changes in accounts payable related to purchases of property and revenue earning equipment	(21)	(71)	76
Cash paid for purchases of property and revenue earning equipment	$2,631	$1,941	$1,146
_______________
(1)Excludes $12 million, $15 million and $14 million in 2022, 2021 and 2020, respectively, in assets held under finance leases resulting from new or the extension of existing finance leases and other additions.

Gross capital expenditures increased to$2.7 billion in 2022 primarily reflecting higher planned investments in the ChoiceLease fleet, in the SCS business and technology. In 2021, our OEMs faced new vehicle production challenges due to supply chain disruptions resulting in a significant increase in new vehicle delivery lead times. As a result, a significant amount of new vehicle orders placed in 2021 were delayed for delivery until 2022 and 2023. We expect capital expenditures to increase to approximately $3.0 billion in 2023 primarily as a result of higher investments in the ChoiceLease fleet and OEM delivery delays.

During 2022 and 2021, we completed the acquisitions of Whiplash, Midwest and a number of other acquisitions, primarily in the SCS business segment. Each of these acquisitions have been accounted for as business combinations. Total consideration for these acquisitions, net of cash acquired was $515 million in 2022 and $284 million in 2021. We will continue to evaluate

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
targeted acquisitions consistent with our mission and strategy. Refer to Note 24, "Acquisitions," in the Notes to Consolidated Financial Statements for additional information.

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
Cash and equivalents totaled $267 million as of December 31, 2022. As of December 31, 2022, approximately $169 million was held outside the U.S. and is available to fund operations and other growth of non-U.S. subsidiaries. We have historically asserted our intent to permanently reinvest foreign earnings outside of the U.S. In 2021, we reevaluated our historic assertion with respect to our U.K. and Germany operations and concluded that we no longer consider these earnings to be indefinitely reinvested. Federal, state and foreign income taxes, withholding taxes and the tax impact of foreign currency exchange gains or losses were considered on the remaining U.K. and Germany undistributed earnings as of December 31, 2022, and there was no impact to deferred taxes. In October 2022, we repatriated $282 million of foreign earnings from the U.K., and in February 2023, we repatriated an additional $38 million of foreign earnings from the U.K. We intend to continue to permanently reinvest the earnings of our remaining foreign subsidiaries indefinitely.
We believe that our operating cash flows, together with our access to the public unsecured bond market, commercial paper market and other available debt financing, will be adequate to meet our operating, investing and financing needs in the foreseeable future. However, volatility or disruption in the public unsecured debt market or the commercial paper market may impair our ability to access these markets on terms commercially acceptable to us. If we cease to have access to public bonds, commercial paper and other sources of unsecured borrowings, we would meet our liquidity needs by drawing upon contractually committed lending agreements or by seeking other funding sources.
In February 2022, we issued an aggregate principal amount of $450 million unsecured medium terms notes that mature on March 1, 2027. The notes bear interest at a rate of 2.85% per year. In May 2022, we issued an aggregate principal amount of $300 million unsecured medium-term notes that mature on June 15, 2027. The notes bear interest at a rate of 4.30% per year.
In November 2022, we entered into three term notes that mature on November 16, 2027, with aggregate principal amounts totaling $175 million, bearing annual interest rates ranging from 5.0% to 5.15%.
In 2022, we received $102 million from financing transactions backed by a portion of our revenue earning equipment. The proceeds from the transaction were used for general corporate purposes. We provided end of term guarantees for the residual value of the revenue earning equipment in the transaction.
Refer to Note 13, “Debt,” in the Notes to Consolidated Financial Statements for information around the global revolving credit facility, the trade receivables financing program, issuance of medium-term notes under our shelf registration statement, asset-backed financing obligations and debt maturities.
Our ability to access unsecured debt in the capital markets is impacted by both our short-term and long-term debt ratings. These ratings are intended to provide guidance to investors in determining the credit risk associated with our particular securities based on current information obtained by the rating agencies from us or from other sources. Ratings are not recommendations to

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
buy, sell or hold our debt securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Lower ratings generally result in higher borrowing costs, as well as reduced access to unsecured capital markets. A significant downgrade below investment grade of our short-term debt ratings would impair our ability to issue commercial paper and likely require us to rely on alternative funding sources. A significant downgrade below investment grade would not affect our ability to borrow amounts under our global revolving credit facility described below, assuming ongoing compliance with the terms and conditions of the credit facility.
Our debt ratings and rating outlooks as of December 31, 2022 were as follows:

Rating Summary
	Short-term	Short-term Outlook	Long-term	Long-term Outlook
Standard & Poor’s Ratings Services	A2	—	BBB	Positive
Moody’s Investors Service	P2	Stable	Baa2	Stable
Fitch Ratings	F2	—	BBB+	Stable
DBRS	R-1 (Low)	Stable	A (Low)	Stable

As of December 31, 2022, we had the following amounts available to fund operations under the following facilities:

(In millions)
Global revolving credit facility	$727
Trade receivables financing program	168

In accordance with our funding philosophy, we generally attempt to align the aggregate average remaining re-pricing life of our debt with the aggregate average remaining re-pricing life of our vehicle assets. We utilize both fixed-rate and variable-rate debt to achieve this alignment and generally target a mix of 20% - 40% variable-rate debt as a percentage of total debt outstanding. The variable-rate portion of our total debt (including notional value of swap agreements) was 19% and 16% as of December 31, 2022 and 2021, respectively. The increase in variable-rate debt was primarily driven by increased commercial paper borrowings.
Our debt to equity ratios were 216% and 235% as of December 31, 2022 and 2021, respectively. The debt to equity ratio represents total debt divided by total equity. The decrease in the debt to equity ratio from year-end 2022 primarily reflects lower debt balances and increased earnings partially offset by higher share repurchases.
Off-Balance Sheet Arrangements
Guarantees. Refer to Note 14, “Guarantees,” in the Notes to Consolidated Financial Statements for a discussion of our agreements involving guarantees.

Pension Information
Refer to Note 19, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements for background and further information regarding our company-sponsored defined benefit retirement plans. During 2022, total global pension contributions were $23 million, compared with $7 million in 2021. We estimate total 2023 required contributions to our pension plans to be approximately $5 million and we do not expect to make voluntary contributions. The present value of estimated global pension contributions that would be required over the next 5 years totals approximately $42 million (pre-tax). Changes in interest rates and the market value of the securities held by the plans could materially change, positively or negatively, the funded status of the plans and affect the level of pension expense and required contributions in future years. The ultimate amount of contributions is also dependent upon the requirements of applicable laws and regulations.
Due to the underfunded status of our defined benefit plans, we had an accumulated net pension equity charge (after-tax) of $566 million and $529 million as of December 31, 2022 and 2021, respectively. The decline in funded status reflects a negative rate of return on plan assets of 24%, partially offset by an increase in discount rates in 2022.
We expect 2023 defined benefit pension expense to increase to approximately $40 million due to an increase in discount rates offset by an increase in expected return on assets. See the “Critical Accounting Estimates — Pension Plans” section for further discussion on pension accounting estimates.

Share Repurchase Programs and Cash Dividends
In September 2022, we completed our $300 million accelerated share repurchase program. This program was authorized by our board of directors in February 2022, and at that time, we repurchased and retired an initial amount of approximately 3 million

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
shares. The final settlement occurred in September 2022, resulting in the delivery and retirement of approximately 1 million additional shares. The number of shares ultimately repurchased and retired was based on the average of Ryder's daily volume-weighted average price per share of common stock during the repurchase period, less a discount. The average price paid for the 4 million shares delivered and retired under the accelerated share purchase agreement was $74.47 per share.
During the fourth quarter of 2022, we repurchased 2 million shares for $179 million under the 2021 Discretionary program. Additionally, we repurchased 0.9 million shares for $78 million under the 2021 Anti-Dilutive program.
In February 2023, our board of directors authorized a new discretionary share repurchase program to grant management discretion to repurchase up to 2 million shares of common stock over a period of two years (the "2023 Discretionary Program"). The 2023 Discretionary Program is designed to provide management with capital structure flexibility while concurrently managing objectives related to balance sheet leverage, acquisition opportunities, and shareholder returns.
Refer to Note 15, “Share Repurchase Programs,” in the Notes to Consolidated Financial Statements for a discussion on our share repurchase programs.
Cash dividend payments to shareholders of common stock were $123 million in 2022 and $122 million in 2021. In 2022 and 2021, our annualized dividend was $2.40 and $2.28 per share of common stock, respectively. During 2022, we increased our annualized dividend rate 7% to $2.48 per share of common stock.

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
Exposure to market risk for changes in interest rates exists for our debt obligations. Our interest rate risk management program objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. We manage our exposure to interest rate risk primarily through the proportion of fixed-rate and variable-rate debt we hold in the total debt portfolio. From time to time, we also use interest rate swap agreements to manage our fixed-rate and variable-rate exposure and to better match the repricing of debt instruments to that of our portfolio of assets. The fair value of our derivatives liability was $47 million as of December 31, 2022.
As of December 31, 2022, we had $4.7 billion of fixed-rate debt outstanding (excluding finance leases and U.S. asset- backed securities) with a weighted-average interest rate of 3.68% and a fair value of $4.5 billion. A hypothetical 10% change in market interest rates would impact the fair value of our fixed-rate debt by approximately $56 million and impact pre-tax earnings by $17 million as of December 31, 2022, respectively. Changes in the relative sensitivity of the fair value of our financial instrument portfolio for these theoretical changes in the level of interest rates are primarily driven by changes in our debt maturities, interest rate profile and amount.
As of December 31, 2022, we had $1.2 billion of variable-rate debt, including $500 million of fixed-rate debt instruments swapped to LIBOR and SOFR-based floating-rate debt. Changes in the fair value of the interest rate swaps were offset by changes in the fair value of the debt instruments and no net gain or loss was recognized in earnings. The fair value of our variable-rate debt as of December 31, 2022 was $1.2 billion. A hypothetical 10% increase in market interest rates would not impact the fair value of our variable-rate debt or change pre-tax earnings by a material amount as of December 31, 2022.
We are also subject to interest rate risk with respect to our pension and postretirement benefit obligations, as changes in interest rates will effectively increase or decrease our liabilities associated with these benefit plans, which also results in changes to the amount of pension and postretirement benefit expense recognized on an annual basis.
Exposure to market risk for changes in foreign currency exchange rates relates primarily to our foreign operations’ buying, selling and financing in currencies other than local currencies and to the carrying value of net investments in foreign subsidiaries. The majority of our transactions are denominated in U.S. dollars. The principal foreign currency exchange rate risks to which we are exposed include the Canadian dollar, British pound sterling and Mexican peso. We manage our exposure to foreign currency exchange rate risk related to our foreign operations’ buying, selling and financing in currencies other than local currencies by naturally offsetting assets and liabilities not denominated in local currencies to the extent possible. A hypothetical uniform 10% strengthening in the value of the U.S dollar relative to all the currencies in which our transactions are denominated would not materially impact the results of operations. We also use foreign currency option contracts and forward agreements from time to time to hedge foreign currency transactional exposure. We generally do not hedge the foreign currency exposure related to our net investment in foreign subsidiaries.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Exposure to market risk for fluctuations in market fuel prices relates to a small portion of our service contracts for which the cost of fuel is integral to service delivery and the service contract does not have a mechanism to adjust for increases in market fuel prices. As of December 31, 2022, we also had various fuel purchase arrangements in place to ensure delivery of fuel at market rates in the event of fuel shortages. We are exposed to fluctuations in market fuel prices in these arrangements since none of the arrangements fix the price of fuel to be purchased. Changes in the price of fuel are generally passed on to our customers for which we realize minimal changes in profitability during periods of steady market fuel prices. However, profitability may be positively or negatively impacted by sudden increases or decreases in market fuel prices during a short period of time as customer pricing for fuel services is established based on current market fuel costs. We believe the exposure to fuel price fluctuations would not materially impact our results of operations, cash flows or financial position.
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
We periodically review and adjust, as appropriate, the estimated residual values and useful lives of existing revenue earning equipment for the purposes of recording depreciation expense as described in Note 6, “Revenue Earning Equipment, Net" in the Notes to Consolidated Financial Statements. Based on the results of our analysis, we may adjust the estimated residual values and useful lives of certain classes of our revenue earning equipment each year. Reductions in estimated residual values or useful lives will increase depreciation expense over the remaining useful life of the vehicle. Conversely, an increase in estimated residual values or useful lives will decrease depreciation expense over the remaining useful life of the vehicle. Our review of the estimated residual values and useful lives of revenue earning equipment is based on vehicle class, (i.e., generally subcategories of trucks, tractors and trailers by weight and usage), historical and current market prices, third-party expected future market prices, expected lives of vehicles, and expected sales in the wholesale or retail markets, among other factors. We revised our estimated residual values in 2022, 2021 and 2020. The nature of these estimate changes and the impact to earnings are disclosed in the Notes to Consolidated Financial Statements.
The approximate unfavorable incremental impact on the annual depreciation expense resulting from prior residual value estimate changes since 2019 is estimated to be $125 million in 2023, and were $193 million and $309 million in 2022 and 2021, respectively. Gains on used vehicle sales, net results were $450 million and $257 million in 2022 and 2021, respectively.
Depreciation Sensitivity
Based on our fleet of revenue earning equipment as of December 31, 2022, a hypothetical 10% reduction in estimated residual values would increase depreciation expense over the remaining life of our fleet by approximately $320 million. The current residual value estimates of our total fleet are at historically low levels. Our estimates reflect anticipated market conditions and are intended to reduce the probability of losses or need for additional depreciation during a potential cyclical downturn.
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

We recognize maintenance revenue using an input method, consistent with the estimated pattern of the costs to maintain the underlying vehicles. This generally results in the recognition of a contract liability for the portion of the customer's billings allocated to the maintenance service component of the agreement. The non-lease revenue from maintenance services related to our ChoiceLease product is recognized in "Lease & related maintenance and rental revenues" in the Consolidated Statements of Earnings. In 2022, 2021 and 2020, we recognized $1.0 billion, $1.0 billion and $965 million, respectively.

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

Assumptions as to mortality of the participants in our pension plan is a key estimate in measuring the expected payments participants may receive over their lifetime, and therefore the amount of expense we will recognize. We update our mortality assumptions as deemed necessary by taking into consideration relevant actuarial studies as they become available as well as

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
reassessing our own historical experience. Disclosure of the significant assumptions used in arriving at the 2022 net pension expense is presented in Note 19, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements.

As part of our strategy to manage future pension costs and net funded status volatility, we regularly assess our pension investment strategy. Our U.S. pension investment policy and strategy seek to reduce the effects of future volatility on the fair value of our pension assets relative to our pension liabilities by increasing our allocation of high quality, longer-term fixed income securities and reducing our allocation of equity investments as the funded status of the plan improves. The composition of our U.S. pension assets was 21% equity securities and alternative assets and 79% debt securities and other investments as of December 31, 2022. In 2023, we increased our long-term expected rate of return assumption (net of fees) for our primary U.S. plan to 5.40% from 3.60% based on expected improved market returns in our asset portfolio.

Accounting guidance applicable to pension plans does not require immediate recognition of the effects of a deviation between these assumptions and actual experience or the revision of an estimate. This approach allows the favorable and unfavorable effects that fall within an acceptable range to be netted and included in “Accumulated other comprehensive loss.” We had a pre-tax accumulated actuarial loss of $759 million and $706 million as of December 31, 2022 and 2021, respectively. To the extent the amount of cumulative actuarial gains and losses exceed 10% of the greater of the benefit obligation or plan assets, the excess amount is primarily amortized over the average remaining life expectancy of participants. As of December 31, 2022, the amount of the actuarial loss subject to amortization in 2023 and future years is $589 million. In 2023, we expect to amortize $27 million of net actuarial loss as a component of pension expense. The effect on years beyond 2023 will depend substantially upon the actual experience of our plans in future years.

A sensitivity analysis of 2023 net pension expense to changes in key underlying assumptions for our primary plan, the U.S. pension plan, is presented below:

	Assumed Rate	Change	Impact on 2023 Net Pension Expense	Effect on December 31, 2022 Projected Benefit Obligation
Expected long-term rate of return on assets	5.40%	+/- 0.25	+/- $3 million	N/A
Discount rate	5.50%	+ 0.25	NM	- $30 million
Discount rate	5.50%	- 0.25	NM	+ $32 million

Self-Insurance Accruals. Self-insurance accruals were $463 million and $466 million as of December 31, 2022 and 2021, respectively. The majority of our self-insurance relates to vehicle liability and workers’ compensation. We use a variety of statistical and actuarial methods that are widely used and accepted in the insurance industry to estimate amounts for claims that have been reported but not paid and claims incurred but not reported. In applying these methods and assessing their results, we consider such factors as frequency and severity of claims, claim development and payment patterns, and changes in the nature of our business, among others. Such factors are analyzed for each of our business segments. Our estimates may be impacted by such factors as increases in the market price for medical services, unpredictability of the size of jury awards and limitations inherent in the estimation process. We recognized a $25 million benefit in 2022, a benefit of $6 million in 2021 and a charge of $18 million in 2020 from the development of estimated prior years' self-insured loss reserves. Based on self-insurance accruals at December 31, 2022, a 5% adverse change in actuarial claim loss estimates would increase operating expense in 2023 by approximately $23 million.

Goodwill Impairment. We assess goodwill for impairment, as described in Note 1, “Summary of Significant Accounting Policies — Goodwill and Other Intangible Assets,” in the Notes to Consolidated Financial Statements, on an annual basis or more often if deemed necessary. As of December 31, 2022, total goodwill was $861 million. To determine whether goodwill is impaired, we are required to assess the fair value of each reporting unit and compare it to its carrying value. A reporting unit is a component of an operating segment for which discrete financial information is available and management regularly reviews its operating performance.

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

On October 1, 2022, we completed our annual goodwill impairment test for all reporting units and determined that the fair values more likely than not exceeded their respective carrying values for each reporting unit. We conducted qualitative analyses for all of our reporting units.

Income Taxes. Our overall tax position is complex and requires careful analysis by management to estimate the expected realization of income tax assets and liabilities.
Tax regulations can require items to be included in the tax return at different times than the items are reflected in the financial statements. As a result, the effective tax rate reflected in the financial statements can be different than that reported in the tax return. Timing differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in the tax return in future years, for which we have already recognized the tax benefit in the financial statements. Deferred tax assets were $562 million and $652 million as of December 31, 2022 and 2021, respectively. We recognize a valuation allowance for deferred tax assets to reduce such assets to amounts expected to be realized. As of December 31, 2022 and 2021, the deferred tax valuation allowance was $88 million and $24 million, respectively. In determining the required level of valuation allowance, we consider whether it is more likely than not that all or some portion of deferred tax assets will not be realized. This assessment is based on management’s expectations as to whether sufficient taxable income of an appropriate character will be realized within tax carry back and carryforward periods. Our assessment involves estimates and assumptions about matters that are inherently uncertain, and unanticipated events or circumstances could cause actual results to differ from these estimates. Should we change our estimate of the amount of deferred tax assets that we would be able to realize, an adjustment to the valuation allowance would result in an increase or decrease to the provision for income taxes in the period such a change in estimate was made.
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

Comparable EBITDA should not be considered as an alternative to net earnings, earnings from continuing operations before income taxes or earnings from continuing operations determined in accordance with GAAP, as an indicator of our operating performance, as an alternative to cash flows from operating activities (determined in accordance with GAAP), as an indicator of cash flows, or as a measure of liquidity.

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

	Continuing Operations
	Years ended December 31,
(In millions, except per share amounts)	2022	2021	2020
EBT	$1,216	$693	$(130)
Non-operating pension costs, net (1)	11	(1)	11
Restructuring and other, net (2)	2	19	77
ERP implementation costs (2)	—	13	34
Gains on sale of U.K. revenue earning equipment (2)	(49)	—	—
Gains on sale of properties (2)	(36)	(42)	(6)
Early redemption of medium-term notes (2)	—	—	9
ChoiceLease liability insurance revenue (2)	—	—	(24)
Comparable EBT	$1,144	$682	$(29)
Earnings (loss)	$863	$522	$(112)
Non-operating pension costs, net (1)	7	(3)	5
Restructuring and other, net (including ChoiceLease liability insurance results) (2)	3	18	44
ERP implementation costs (2)	—	9	25
Gains on sale of U.K. revenue earning equipment	(49)	—	—
Gains on sale of properties (2)	(36)	(32)	(5)
Early redemption of medium-term notes (2)	—	—	7
Tax adjustments, net (3)	46	1	22
Comparable Earnings	$834	$515	$(14)
Diluted EPS	$16.96	$9.70	$(2.15)
Non-operating pension costs, net (1)	0.14	(0.06)	0.10
Restructuring and other, net (including ChoiceLease liability insurance results) (2)	0.04	0.34	0.84
ERP implementation costs (2)	—	0.18	0.49
Gains on sale of U.K. revenue earning equipment	(0.96)	—	—
Gains on sale of properties (2)	(0.71)	(0.59)	(0.10)
Early redemption of medium-term notes (2)	—	—	0.13
Tax adjustments, net (3)	0.90	0.01	0.42
Comparable EPS	$16.37	$9.58	$(0.27)
_______________
(1)Refer to Note 19, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements for additional information.
(2)Refer to Note 21, “Other Items Impacting Comparability,” in the Notes to Consolidated Financial Statements for additional information.
(3)In 2022, adjustments include the global tax impact related to gains on sales of U.K. revenue earning equipment and properties, the release of the valuation allowance on U.K. deferred tax assets, and tax impact of state rate law changes. In 2021, adjustments include expense related to expiring state net operating losses. In 2020, adjustments include a valuation allowance of $13 million on our U.K. deferred tax assets, expiring state net operating losses of $7 million, and state law changes of $2 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table provides a reconciliation of the effective tax rate to the comparable tax rate:

	Years ended December 31,
	2022	2021	2020
Effective tax rate on continuing operations (1)	29.1%	24.7%	(14.1)%
Tax adjustments and income tax effects of non-GAAP adjustments (2)	(1.9)%	(0.2)%	(38.0)%
Comparable tax rate on continuing operations (1)	27.2%	24.5%	(52.1)%
_______________
(1)The effective tax rate on continuing operations and comparable tax rate are based on EBT and comparable EBT, respectively.
(2)Refer to the table above for more information on tax adjustments on the previous page. Income tax effects of non-GAAP adjustments are calculated based on the marginal tax rates to which the non-GAAP adjustments are related.

The following table provides a reconciliation of earnings (loss) to comparable EBITDA:

	Years ended December 31,
(In millions)	2022	2021	2020
Net earnings (loss)	$867	$519	$(122)
(Gain) loss from discontinued operations, net of tax	(4)	3	10
Provision for (benefit from) income taxes	353	171	(18)
EBT	1,216	693	(130)
Non-operating pension costs, net (1)	11	(1)	11
Other items impacting comparability, net (2)	(83)	(10)	90
Comparable EBT	1,144	682	(29)
Interest expense (3)	228	214	252
Depreciation	1,713	1,786	2,027
Used vehicle sales, net (4)	(400)	(257)	—
Amortization	37	8	8
Comparable EBITDA	$2,722	$2,433	$2,258
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
(3)In 2020, interest expense of $9 million recorded for the early redemption of two medium-term notes is excluded as it is included above in "Other items impacting comparability, net."
(4)Refer to Note 6,"Revenue Earning Equipment, net," in the Notes to Consolidated Financial Statements for additional information. In 2022, used vehicle sales, net of $49 million related to the sale of used vehicles in the U.K. is excluded as it is included above in "Other items impacting comparability, net."

The following table provides a reconciliation of total revenue to operating revenue:

	Years ended December 31,
(In millions)	2022	2021	2020
Total revenue	$12,011	$9,663	$8,420
Subcontracted transportation and fuel	(2,731)	(1,835)	(1,372)
ChoiceLease liability insurance revenue (1)	—	—	(24)
Operating revenue	$9,280	$7,828	$7,024
_______________
(1)In the first quarter of 2021, we completed the exit of the extension of our liability insurance coverage for ChoiceLease customers.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table provides a reconciliation of FMS total revenue to FMS operating revenue:

	Years ended December 31,
(In millions)	2022	2021	2020
FMS total revenue	$6,327	$5,680	$5,171
Fuel services and ChoiceLease liability insurance (1)	(1,114)	(739)	(593)
FMS operating revenue	$5,213	$4,941	$4,578

FMS EBT	$1,054	$663	$(142)
FMS EBT as a % of FMS total revenue	16.7%	11.7%	(2.7)%
FMS EBT as a % of FMS operating revenue	20.2%	13.4%	(3.1)%
_______________
(1)In the first quarter of 2021, we completed the exit of the extension of our liability insurance coverage for ChoiceLease customers.

The following table provides a reconciliation of SCS total revenue to SCS operating revenue:

	Years ended December 31,
(In millions)	2022	2021	2020
SCS total revenue	$4,720	$3,155	$2,544
Subcontracted transportation and fuel	(1,466)	(944)	(674)
SCS operating revenue	$3,254	$2,211	$1,870

SCS EBT	$186	$117	$160
SCS EBT as a % of SCS total revenue	3.9%	3.7%	6.3%
SCS EBT as a % of SCS operating revenue	5.7%	5.3%	8.6%

The following table provides a reconciliation of DTS total revenue to DTS operating revenue:

	Years ended December 31,
(In millions)	2022	2021	2020
DTS total revenue	$1,786	$1,457	$1,229
Subcontracted transportation and fuel	(547)	(402)	(300)
DTS operating revenue	$1,239	$1,055	$929

DTS EBT	$102	$49	$73
DTS EBT as a % of DTS total revenue	5.7%	3.4%	5.9%
DTS EBT as a % of DTS operating revenue	8.2%	4.6%	7.9%

The following tables provide numerical reconciliations of net earnings to adjusted net earnings and average shareholders' equity to adjusted average shareholders' equity (Adjusted ROE), and of the non-GAAP elements used to calculate the adjusted return on equity to the corresponding GAAP measures:

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Years ended December 31,
(In millions)	2022	2021	2020
Net earnings (loss)	$867	$519	$(122)
Other items impacting comparability, net (1)	(83)	(10)	90
Income taxes (2)	353	171	(18)
Adjusted earnings (loss) before income taxes	1,137	680	(50)
Adjusted income taxes (3)	(307)	(164)	21
Adjusted net earnings (loss) [A]	$830	$516	$(29)

Average shareholders’ equity	$2,845	$2,453	$2,257
Average adjustments to shareholders’ equity (4)	(12)	14	60
Adjusted average shareholders’ equity [B]	$2,833	$2,467	$2,317
Adjusted return on equity [A/B]	29.3%	20.9%	(1.3)%
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

The following table provides a reconciliation of forecasted net cash provided by operating activities to forecasted total cash generated and forecasted free cash flow for 2023:

(In millions)	Forecast 2023
Net cash provided by operating activities	$2,400
Proceeds from sales (primarily revenue earning equipment) (1)	750
Total cash generated	3,150
Purchases of property and revenue earning equipment (1)	(2,950)
Forecasted free cash flow	$200
_______________
(1)Included in cash flows from investing activities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Forward-looking statements (within the meaning of the Federal Private Securities Litigation Reform Act of 1995) are statements that relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends concerning matters that are not historical facts. These statements are often preceded by or include the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “could,” “should” or similar expressions. This Annual Report contains forward-looking statements including statements regarding:
•our expectations with respect to the effects of ongoing global supply chain disruptions on our business and financial results;
•our expectations regarding supply of vehicles and its effect on pricing and demand;
•our expectations of the long-term residual values of revenue earning equipment, including the probability of incurring losses or having to decrease residual value estimates in the event of a potential cyclical downturn;
•our expectations regarding the effects of acquisitions on our business segments and the integration of such acquisitions;
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
•the adequacy of our accounting estimates and reserves for goodwill and other asset impairments, residual values and other depreciation assumptions, deferred income taxes and annual effective tax rates, variable revenue considerations, asset impairments, the valuation of our pension plans, allowance for credit losses, and self-insurance loss reserves;
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
•the anticipated impact of fuel and energy prices, interest rate movements, subcontracted transportation costs and exchange rate fluctuations;
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
•our expectations regarding the reversal of deferred tax liabilities and the timing of cash impact;
•our expectations regarding the completion and ultimate outcome of certain tax audits;
•our intent to permanently reinvest the earnings of our non U.K. & Germany foreign subsidiaries indefinitely;
•the anticipated impact of recent accounting pronouncements;
•our expectation with respect to the slowdown of the economy;
•our expectation that used vehicle and rental results will reflect a normalized environment;
•our expectation regarding future income tax cash obligations;
•our expectations regarding lease pricing initiatives effect on earnings;
•our expectations regarding our ability to estimate the fair value of assets acquired and liabilities assumed with respect to Whiplash;
•our ability to complete the exit of our FMS U.K. business and our expectation with respect to the timing of such exit;
•our expectation regarding a material foreign currency cumulative translation adjustment loss; and
•our expectations regarding the effect of changes to systems and processes on our internal control over financial reports.
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
◦Volatility in customer volumes and shifting customer demand in the industries we service.
◦Changes in current financial, tax or other regulatory requirements that could negatively impact our financial and operating results.

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
◦Decreases in volume in e-commerce and Ryder Last Mile.
◦Our inability to adapt our product offerings to meet changing consumer preferences on a cost-effective basis.
◦The inability of our information technology systems to provide timely access to data.
◦The inability of our information security program to safeguard our data.
◦Sudden changes in market fuel prices and fuel shortages.
◦Higher prices for vehicles, diesel engines and fuel as a result of new regulations and inflationary pressures.
◦Higher than expected maintenance costs and lower than expected benefits associated with our maintenance initiatives.
◦Lower than expected revenue growth due to production delays at our automotive SCS customers, primarily related to the worldwide semiconductor supply shortage.
◦The inability of an original equipment manufacturer or supplier to provide vehicles or components as originally scheduled.
◦Our inability to successfully execute our strategic returns and asset management initiatives, maintain our fleet at normalized levels and right-size our fleet in line with demand.
◦Our key assumptions and pricing structure, including any assumptions made with respect to inflation, of our SCS and DTS contracts prove to be inaccurate.
◦Increased unionizing, labor strikes and work stoppages.
◦Difficulties in attracting and retaining professional drivers, warehouse personnel, and technicians due to labor shortages, which may result in higher costs to procure drivers and technicians and higher turnover rates affecting our customers.
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
◦Increased inflationary pressures.
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
Management assessed the effectiveness of Ryder’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control — Integrated Framework (2013).” Based on our assessment and those criteria, management determined that Ryder maintained effective internal control over financial reporting as of December 31, 2022.
Ryder’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of Ryder’s internal control over financial reporting as of December 31, 2022. Their report appears on the subsequent page.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Ryder System, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Ryder System, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of earnings, of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Whiplash from its assessment of internal control over financial reporting as of December 31, 2022, because it was acquired by the Company in a purchase business combination during 2022. We have also excluded Whiplash from our audit of internal control over financial reporting. Whiplash is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 2.7% and 5.0%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2022.

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

Revenue Earning Equipment - Residual Values

As described in Notes 1 and 6 to the consolidated financial statements, the net carrying amount of revenue earning equipment was $8.2 billion as of December 31, 2022. Depreciation expense was $1.5 billion primarily related to Fleet Management Solutions (FMS) revenue earning equipment. Revenue earning equipment, comprised of vehicles, is initially recorded at cost inclusive of vendor rebates. The provision for depreciation is computed using the straight-line method. As disclosed by management, they periodically review and adjust, as appropriate, the estimated residual values and useful lives of existing revenue earning equipment. Management’s review of the estimated residual values and useful lives of revenue earning equipment is based on vehicle class (i.e., generally subcategories of trucks, tractors and trailers by weight and usage), historical and current market prices, third-party expected future market prices, expected lives of vehicles, and expected sales in the wholesale or retail markets, among other factors. The principal considerations for our determination that performing procedures relating to revenue earning equipment - residual values is a critical audit matter are the significant judgment by management when estimating residual values, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and in evaluating the significant judgment by management in estimating residual values related to the Company’s historical and current market prices, third-party expected future market prices, and expected sales in the wholesale and retail markets. Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s assessment of, and related adjustments to, the estimated residual values of revenue earning equipment. These procedures also included, among others (i) testing management’s process for developing the estimated residual values of revenue earning equipment, (ii) testing the accuracy of the Company’s historical used vehicle sales data and historical and current market prices, and (iii) evaluating the reasonableness of management’s significant assumptions related to third party expected future market prices and the expected sales in the wholesale and retail markets. Evaluating management’s significant assumptions related to third party expected future market prices of used vehicles and the expected sales of used vehicles in the wholesale and retail markets involved evaluating whether the assumptions used were reasonable considering (i) past trends in the used vehicle sales market, (ii) consistency with external market and industry data, and (iii) consistency with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP
Hallandale Beach, Florida
February 15, 2023

We have served as the Company’s auditor since 2006.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Years ended December 31,
(In millions, except per share amounts)	2022	2021	2020
Lease & related maintenance and rental revenues	$4,174	$3,995	$3,704
Services revenue	7,118	5,181	4,318
Fuel services revenue	719	487	398
Total revenues	12,011	9,663	8,420

Cost of lease & related maintenance and rental	2,774	2,884	3,109
Cost of services	6,153	4,503	3,653
Cost of fuel services	694	474	383
Selling, general and administrative expenses	1,415	1,187	1,044
Non-operating pension costs, net	11	(1)	11
Used vehicle sales, net	(450)	(257)	—
Interest expense	228	214	261
Miscellaneous income, net	(32)	(66)	(22)
Restructuring and other items, net	2	32	111
	10,795	8,970	8,550

Earnings (loss) from continuing operations before income taxes	1,216	693	(130)
Provision for (benefit from) income taxes	353	171	(18)
Earnings (loss) from continuing operations	863	522	(112)
Gain (loss) from discontinued operations, net of tax	4	(3)	(10)
Net earnings (loss)	$867	$519	$(122)

Earnings (loss) per common share — Basic
Continuing operations	$17.32	$9.92	$(2.15)
Discontinued operations	0.09	(0.05)	(0.21)
Net earnings (loss)	$17.41	$9.87	$(2.34)
Earnings (loss) per common share — Diluted
Continuing operations	$16.96	$9.70	$(2.15)
Discontinued operations	0.08	(0.05)	(0.21)
Net earnings (loss)	$17.04	$9.66	$(2.34)
See accompanying Notes to Consolidated Financial Statements.
Note: EPS amounts may not be additive due to rounding.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
(In millions)	2022	2021	2020
Net earnings (loss)	$867	$519	$(122)
Other comprehensive income (loss):
Changes in cumulative translation adjustment and unrealized loss from cash flow hedges	(69)	2	7

Amortization of pension and postretirement items	21	28	40
Income tax expense related to amortization of pension and postretirement items	(5)	(6)	(9)
Amortization of pension and postretirement items, net of tax	16	22	31

Change in net actuarial loss and prior service cost	(72)	122	(17)
Income tax (expense) benefit related to change in net actuarial loss and prior service cost	18	(18)	(2)
Change in net actuarial loss and prior service cost, net of taxes	(54)	104	(19)

Other comprehensive income, net of taxes	(107)	128	19

Comprehensive income (loss)	$760	$647	$(103)

See accompanying Notes to Consolidated Financial Statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(In millions, except share amounts)	2022	2021
Assets:
Current assets:
Cash and cash equivalents	$267	$234
Receivables, net	1,610	1,465
Inventories	78	69
Prepaid expenses and other current assets	245	693
Total current assets	2,200	2,461
Revenue earning equipment, net	8,190	8,323
Operating property and equipment, net	1,148	985
Goodwill	861	571
Intangible assets, net	295	171
Sales-type leases and other assets	1,701	1,324
Total assets	$14,395	$13,835

Liabilities and shareholders’ equity:
Current liabilities:
Short-term debt and current portion of long-term debt	$1,349	$1,333
Accounts payable	767	748
Accrued expenses and other current liabilities	1,200	1,120
Total current liabilities	3,316	3,201
Long-term debt	5,003	5,247
Other non-current liabilities	1,568	1,314
Deferred income taxes	1,571	1,275
Total liabilities	11,458	11,037

Commitments and contingencies (Note 22)
Shareholders’ equity:
Preferred stock, no par value per share — authorized, 3,800,917; none outstanding, December 31, 2022 and 2021	—	—
Common stock, $0.50 par value per share — authorized, 400,000,000; outstanding, December 31, 2022 — 46,286,664 and December 31, 2021 — 53,789,036	23	27
Additional paid-in capital	1,192	1,194
Retained earnings	2,518	2,266
Accumulated other comprehensive loss	(796)	(689)
Total shareholders’ equity	2,937	2,798
Total liabilities and shareholders’ equity	$14,395	$13,835
See accompanying Notes to Consolidated Financial Statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
(In millions)	2022	2021	2020
Cash flows from operating activities from continuing operations:
Net earnings (loss)	$867	$519	$(122)
Less: Gain (Loss) from discontinued operations, net of tax	4	(3)	(10)
Earnings (loss) from continuing operations	863	522	(112)
Depreciation expense	1,713	1,786	2,027
Used vehicle sales, net	(450)	(257)	—
Amortization expense and other non-cash charges, net	118	25	116
Non-cash lease expense	199	98	92
Non-operating pension costs, net and share-based compensation expense	57	46	41
Deferred income tax expense (benefit)	266	126	(33)
Collections on sales-type leases	135	139	114
Changes in operating assets and liabilities:
Receivables	(134)	(240)	(5)
Inventories	(9)	(8)	20
Prepaid expenses and other assets	(121)	(125)	(92)
Accounts payable	(29)	126	29
Accrued expenses and other liabilities	(298)	(63)	(16)
Net cash provided by operating activities from continuing operations	2,310	2,175	2,181

Cash flows from investing activities from continuing operations:
Purchases of property and revenue earning equipment	(2,631)	(1,941)	(1,146)
Sales of revenue earning equipment	1,182	748	539
Sales of operating property and equipment	53	74	13
Acquisitions, net of cash acquired	(458)	(325)	—
Other	4	(6)	(7)
Net cash used in investing activities from continuing operations	(1,850)	(1,450)	(601)

Cash flows from financing activities from continuing operations:
Net borrowings (repayments) of commercial paper and other	134	260	(377)
Debt proceeds	1,229	300	2,084
Debt repayments	(1,552)	(608)	(3,055)
Dividends on common stock	(123)	(122)	(119)
Common stock issued	14	30	8
Common stock repurchased	(557)	(57)	(29)
Other	(6)	(7)	(19)
Net cash used in financing activities from continuing operations	(861)	(204)	(1,507)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(4)	(1)	5
Net (decrease) increase in cash, cash equivalents, and restricted cash from continuing operations	(405)	520	78
Net increase (decrease) in cash, cash equivalents, and restricted cash from discontinued operations	—	1	(1)
(Decrease) increase in cash, cash equivalents, and restricted cash	(405)	521	77
Cash, cash equivalents, and restricted cash at beginning of period	672	151	74
Cash, cash equivalents, and restricted cash at end of period	$267	$672	$151
See accompanying Notes to Consolidated Financial Statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
(In millions, except share amounts in thousands)	Amount	Shares	Par				Total
Balance at January 1, 2020	$—	53,278	$26	$1,108	$2,178	$(836)	$2,476
Adoption of new measurement of credit losses on financial instruments standard	—	—	—	—	(5)	—	(5)
Comprehensive income (loss)	—	—	—	—	(122)	19	(103)
Common stock dividends declared — $2.24 per share	—	—	—	—	(121)	—	(121)
Common stock issued under employee stock award and stock purchase plans and other	—	1,091	1	7	—	—	8
Common stock repurchases	—	(637)	—	(12)	(17)	—	(29)
Share-based compensation	—	—	—	30	—	—	30
Balance at December 31, 2020	—	53,732	27	1,133	1,913	(817)	2,256
Comprehensive income	—	—	—	—	519	128	647
Common stock dividends declared — $2.28 per share	—	—	—	—	(125)	—	(125)
Common stock issued under employee stock award and stock purchase plans and other	—	792	—	30	—	—	30
Common stock repurchases	—	(735)	—	(16)	(41)	—	(57)
Share-based compensation	—	—	—	47	—	—	47
Balance at December 31, 2021	—	53,789	27	1,194	2,266	(689)	2,798
Comprehensive income (loss)	—	—	—	—	867	(107)	760
Common stock dividends declared —$2.40 per share	—	—	—	—	(124)	—	(124)
Common stock issued under employee stock award and stock purchase plans and other (1)	—	(549)	—	14	—	—	14
Common stock repurchases	—	(6,953)	(4)	(62)	(491)	—	(557)
Share-based compensation	—	—	—	46	—	—	46
Balance at December 31, 2022	$—	46,287	$23	$1,192	$2,518	$(796)	$2,937
_______________
(1)We reversed the issuance of approximately 1.3 million unvested restricted shares that were administratively recorded as issued, but not released. These shares will be issued and released upon satisfaction of the applicable vesting conditions. The reversal of the shares did not impact earnings per share.

See accompanying Notes to Consolidated Financial Statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation and Presentation

The consolidated financial statements include the accounts of Ryder System, Inc. (Ryder), all entities in which Ryder has a controlling voting interest (subsidiaries) and variable interest entities (VIEs) where Ryder is determined to be the primary beneficiary in accordance with generally accepted accounting principles in the United States (U.S. GAAP). Ryder is deemed to be the primary beneficiary if we have the power to direct the activities that most significantly impact the entity’s economic performance and we share in the significant risks and rewards of the entity. All significant intercompany accounts and transactions have been eliminated in consolidation.Certain prior period amounts have been reclassified to conform with the current period presentation. We included "Other operating expenses" together with "Selling, general and administrative expenses" in the Consolidated Statements of Earnings. In the year ended December 31, 2021, we previously reported certain costs in "Cost of lease & related maintenance and rental" and "Cost of services" that should have been included in the "Cost of fuel services" within the Consolidated Statements of Earnings. These costs were not material to any financial statement line item and we elected to revise the presentation of these prior period costs to conform to the current year presentation in our financial statements.

We report our financial performance based on three business segments: (1) Fleet Management Solutions (FMS), which provides full service leasing and leasing with flexible maintenance options, commercial rental and maintenance services of trucks, tractors and trailers to customers principally in the United States (U.S.) and Canada; (2) Supply Chain Solutions (SCS), which provides integrated logistics solutions, including distribution management, dedicated transportation, transportation management, brokerage, e-commerce, last mile, and professional services in North America; and (3) Dedicated Transportation Solutions (DTS), which provides turnkey transportation solutions in the U.S., including dedicated vehicles, professional drivers, management, and administrative support. Dedicated transportation services provided as part of an operationally integrated, multi-service, supply chain solution to SCS customers are primarily reported in the SCS business segment. In 2022, we announced our intentions to exit the FMS United Kingdom (U.K.) business and have substantially completed the wind down as of December 31, 2022.

Use of Estimates

The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates are based on management’s best knowledge of historical trends, actions that we may take in the future, and other information available when the consolidated financial statements are prepared. Changes in estimates are typically recognized in the period when new information becomes available. Areas where the nature of the estimate make it reasonably possible that actual results could materially differ from the amounts estimated include: depreciation and residual values, employee benefit plan obligations, self-insurance accruals, impairment assessments on long-lived assets (including goodwill and indefinite-lived intangible assets), revenue recognition, and income tax and deferred tax liabilities.

The effects of COVID-19 negatively impacted several areas of our businesses, particularly in the first half of 2020. While we are experiencing positive momentum in our businesses, the pandemic and the resulting volatility and uncertainty it has caused in the current economic environment remains fluid and there may be further impacts on our business, financial results, and areas of significant judgments and estimates.

Cash, Cash Equivalents, and Restricted Cash

Cash and cash equivalents represent cash on hand, and highly liquid investments in short-term, interest-bearing instruments with maturities of three months or less at the date of purchase and are stated at cost. Restricted cash is reflected in "Prepaid expenses and other current assets" in the Consolidated Balance Sheets.

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

Lease & related maintenance and rental

Lease & related maintenance and rental revenues include ChoiceLease and commercial rental revenues from our FMS business segment. We offer a full service lease as well as a lease with more flexible maintenance options under our ChoiceLease product line. Our ChoiceLease product is marketed, priced and managed as a bundled service. We do not offer a stand-alone lease of a vehicle. We also offer rental of vehicles under our commercial rental product line, which allows customers to supplement their fleet of vehicles on a short-term basis.

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

Services

Services revenue includes all SCS and DTS revenues, as well as SelectCare and other revenues from our FMS business segment. In our SCS business segment, we offer a broad range of logistics management services designed to optimize the supply chain and address the key business requirements of our customers supported by a variety of technology and engineering

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
solutions. In our DTS business segment, we combine equipment, maintenance, professional drivers, administrative services and additional services to provide customers with a single integrated dedicated transportation solution. DTS services are customized for our customers based on a transportation analysis to optimize vehicle capacity and overall asset utilization.

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Leases as Lessee

We lease facilities, revenue earning equipment, material handling equipment, automated vehicle washing machines, vehicles and office equipment from third parties. We determine if an arrangement is or contains a lease at inception. Operating lease right-of-use (ROU) assets, which represent our right to use an underlying asset for the lease term, and operating lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate of return, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. Operating lease ROU assets also exclude lease incentives received. We pay variable lease charges related to property taxes, insurance and maintenance as well as changes in CPI for leased facilities; usage of revenue earning equipment, automated washing machines, vehicles and office equipment; and hours of operation for material handling equipment. For leases with a term of 12 months or less, with the exception of our real estate leases, we do not recognize a ROU asset or liability and recognize lease payments in our income statement on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments is incurred. Operating lease right-of-use assets are included in "Sales-type leases and other assets" and finance lease assets are included in "Other property and equipment, net" and "Revenue earning equipment, net". Current operating lease liabilities are included in "Accrued expenses and other current liabilities" and current finance leases liabilities are included in "Short-term debt and current portion of long-term debt". Noncurrent operating lease liabilities are included in "Other non-current liabilities" and noncurrent finance lease liabilities are included in "Long-term debt". All of these items are included in the Consolidated Balance Sheets.

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Self-Insurance Accruals

We retain a portion of the accident risk under auto liability, workers’ compensation and other insurance programs. Under our insurance programs, we retain the risk of loss in various amounts, generally up to $3 million on a per occurrence basis. Self-insurance accruals are based primarily on an actuarial estimated, undiscounted cost of claims, which includes claims incurred but not reported. Historical loss development factors are utilized to project the future development of incurred losses, and these amounts are adjusted based upon actual claim experience and settlements. While we believe that the amounts are adequate, there can be no assurance that changes to our actuarial estimates may not occur due to limitations inherent in the estimation process. Changes in the actuarial estimates of these liabilities are charged or credited to earnings in the period determined. Amounts estimated to be paid within the next year have been classified as “Accrued expenses and other current liabilities” with the remainder included in “Other non-current liabilities” in the Consolidated Balance Sheets.

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
vary materially from these estimates. We adjust these reserves as well as the impact of any related interest and penalties in light of changing facts and circumstances, such as the progress of a tax audit.

Interest and penalties related to income tax exposures are recognized as incurred and included in "Provision for (benefit from) income taxes” in the Consolidated Statements of Earnings. Accruals for income tax exposures, including penalties and interest, expected to be settled within the next year are included in “Accrued expenses and other current liabilities”. Income tax exposures are included in "Deferred income taxes" in the Consolidated Balance Sheets to the extent net operating loss carryforwards or other tax attributes are available for offset, with the remainder included in “Other non-current liabilities” in the Consolidated Balance Sheets. The federal benefit from state income tax exposures is included in “Deferred income taxes” in the Consolidated Balance Sheets.

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

On the date a derivative contract is executed, we formally document, among other items, the intended hedging designation and relationship, along with the risk management objectives and strategies for entering into the derivative contract. We also formally assess, both at inception and on an ongoing basis, whether the derivatives we used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. Cash flows from derivatives that are accounted for as hedges are classified in the Consolidated Statements of Cash Flows in the same category as the items being hedged. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, we discontinue hedge accounting prospectively. The fair value of our derivatives was $47 million and $12 million as of December 31, 2022 and 2021, respectively.

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
loss” in the Consolidated Balance Sheets. Gains and losses resulting from foreign currency transactions are recognized in “Miscellaneous (income) loss, net” in the Consolidated Statements of Earnings.

Share-Based Compensation

The fair value of stock option awards and unvested restricted stock unit (RSU) awards to employees are expensed on a straight-line basis over the vesting period of the awards. RSUs granted to the board of directors are expensed over a one year period when they are granted. Windfall tax benefits and tax shortfalls are charged directly to income tax expense.

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

Share Repurchases

Repurchases of shares of common stock are made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. The cost of share repurchases is allocated between additional paid-in capital and retained earnings based on the amount of additional paid-in capital at the time of the share repurchase. Shares are retired upon repurchase.

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the immediate or short-term maturities of these financial instruments. Revenue earning equipment held for sale is measured at fair value on a nonrecurring basis and is stated at the lower of carrying amount or fair value less costs to sell. Investments held in Rabbi Trusts and derivatives are carried at fair value on a recurring basis. Investments held in Rabbi Trusts include exchange-traded equity securities and mutual funds. Fair values for these investments are based on quoted prices in active markets. Refer to Note 19, "Employee Benefit Plans," for further information regarding pension assets.
2. RECENT ACCOUNTING PRONOUNCEMENTS

Reference Rate Reform

In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2020-04, Reference Rate Reform (Topic 848). This update provides optional expedients for applying GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another rate expected to be discontinued at the end of 2021 because of rate reform. The update is effective for all transactions from March 12, 2020 through December 31, 2022. On December 21, 2022, the FASB issued ASU 2022-06, which defers the sunset date of ASC 848, Reference Rate Reform, from December 31, 2022 to December 21, 2024. ASC 848 provides temporary relief relating to the potential accounting impact relating to the replacement of LIBOR or other reference rates expected to be discounted as a result of reference rate reform.We adopted this update as alternative reference rates in relevant contracts were modified through December 31, 2022, and it did not have a material impact on our consolidated financial position, results of operations, and cash flows.

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Years ended December 31,
(In millions)	2022	2021	2020
Revenue:
Fleet Management Solutions:
ChoiceLease	$3,203	$3,220	$3,160
Commercial rental	1,351	1,114	834
SelectCare and other	659	607	584
Fuel services and ChoiceLease liability insurance (1)	1,114	739	593
Fleet Management Solutions	6,327	5,680	5,171
Supply Chain Solutions	4,720	3,155	2,544
Dedicated Transportation Solutions	1,786	1,457	1,229
Eliminations (2)	(822)	(629)	(524)
Total revenue	$12,011	$9,663	$8,420

Earnings (loss) from continuing operations before income taxes:
Fleet Management Solutions	$1,054	$663	$(142)
Supply Chain Solutions	186	117	160
Dedicated Transportation Solutions	102	49	73
Eliminations	(115)	(78)	(43)
	1,227	751	48
Unallocated Central Support Services	(83)	(69)	(77)
Non-operating pension costs, net (3)	(11)	1	(11)
Other items impacting comparability, net (4)	83	10	(90)
Earnings (loss) from continuing operations before income taxes	$1,216	$693	$(130)
_______________
(1)In the first quarter of 2021, we completed the exit of the extension of our liability insurance coverage for ChoiceLease customers.
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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table sets forth depreciation expense, other non-cash charges, net, intangible amortization expense, interest expense (income), capital expenditures paid and total assets for the years ended December 31, 2022, 2021 and 2020, as provided to the chief operating decision-maker for each of our reportable business segments:

(In millions)	FMS	SCS	DTS	CSS	Eliminations	Total
2022
Depreciation expense (1)	$1,618	91	3	1	$—	$1,713
Other non-cash charges, net (2)	$90	173	4	13	—	$280
Intangible amortization expense	$3	34	—	—	—	$37
Interest expense (income) (3)	$219	10	(2)	1	—	$228
Capital expenditures paid	$2,442	155	2	32	—	$2,631
Total assets	$10,811	3,043	380	904	(743)	$14,395
2021
Depreciation expense (1)	$1,736	47	3	—	—	$1,786
Other non-cash charges, net (2)	$39	78	3	(5)	—	$115
Intangible amortization expense	$2	6	—	—	—	$8
Interest expense (income) (3)	$214	3	(3)	—	—	$214
Capital expenditures paid	$1,854	67	1	19	—	$1,941
Total assets	$11,000	2,320	318	555	(358)	$13,835
2020
Depreciation expense (1)	$1,981	39	3	4	—	$2,027
Other non-cash charges, net (2)	$133	64	1	2	—	$200
Intangible amortization expense	$3	5	—	—	—	$8
Interest expense (income) (3)	$255	1	(3)	8	—	$261
Capital expenditures paid	$1,090	38	1	17	—	$1,146
Total assets	$11,275	1,313	296	328	(280)	$12,932
_______________
(1)Depreciation expense totaling $27 million in 2022, $26 million in 2021, and $27 million in 2020 associated with CSS assets was allocated to business segments based upon estimated and planned asset utilization.
(2)Includes primarily amortization of operating lease right-of-use assets and sales commissions, and bad debt expense.
(3)Interest expense was primarily allocated to the FMS segment since such borrowings were used principally to fund the purchase of revenue earning equipment used in FMS; however, interest was also reflected in SCS and DTS based on targeted segment leverage ratios.

Geographic Information

	December 31,
(In millions)	2022	2021
Long-lived assets:
United States	$8,755	$8,478
Foreign:
Canada	494	531
Europe	22	242
Mexico	67	57
	583	830
Total	$9,338	$9,308

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
4. REVENUE

Disaggregation of Revenue

The following tables disaggregate our revenue recognized by primary geographical market by our reportable business segments and by industry for SCS. Refer to Note 3, “Segment Reporting”, for the disaggregation of our revenue by major product/service lines.

Primary Geographical Markets

	Year ended December 31, 2022
(In millions)	FMS	SCS	DTS	Eliminations	Total
United States	$5,858	$4,209	$1,786	$(780)	$11,073
Canada	319	251	—	(42)	528
Europe (1)	150	—	—	—	150
Mexico	—	260	—	—	260
Total revenue	$6,327	$4,720	$1,786	$(822)	$12,011
 ————————————
(1)Refer to Note 21, "Other Items Impacting Comparability", for further information on the exit of the FMS U.K. business.

	Year ended December 31, 2021
(In millions)	FMS	SCS	DTS	Eliminations	Total
United States	$5,116	$2,706	$1,457	$(600)	$8,679
Canada	302	230	—	(29)	503
Europe	262	—	—	—	262
Mexico	—	219	—	—	219
Total revenue	$5,680	$3,155	$1,457	$(629)	$9,663

	Year ended December 31, 2020
(In millions)	FMS	SCS	DTS	Eliminations	Total
United States	$4,647	$2,147	$1,229	$(507)	$7,516
Canada	269	208	—	(17)	460
Europe	255	—	—	—	255
Mexico	—	189	—	—	189
Total revenue	$5,171	$2,544	$1,229	$(524)	$8,420

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

Our SCS business segment includes revenue from the following industries:

	Years ended December 31,
(In millions)	2022	2021	2020
Consumer packaged goods and retail	$2,217	$1,221	$993
Automotive	1,523	1,185	940
Technology and healthcare	517	428	387
Industrial and other	463	321	224
Total revenue	$4,720	$3,155	$2,544

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Lease & Related Maintenance and Rental Revenues

The non-lease revenue from maintenance services related to our ChoiceLease product is recognized in "Lease & related maintenance and rental revenues" in the Consolidated Statements of Earnings. In 2022, 2021 and 2020, we recognized $1.0 billion, $1.0 billion and $965 million, respectively.

Deferred Revenue

The following table includes the changes in deferred revenue due to the collection and deferral of cash or the satisfaction of our performance obligation under the contract:

	Years ended December 31,
(In millions)	2022	2021	2020
Balance as of beginning of period	$594	$630	$604
Recognized as revenue during period from beginning balance	(181)	(183)	(180)
Consideration deferred during period, net	140	145	203
Foreign currency translation adjustment and other	(9)	2	3
Balance as of end of period	$544	$594	$630

Contracted Not Recognized Revenue

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized (contracted not recognized revenue). Contracted not recognized revenue was $2.3 billion as of December 31, 2022, and primarily includes deferred revenue and amounts for full service ChoiceLease maintenance revenue that will be recognized as revenue in future periods as we provide maintenance services to our customers. Contracted not recognized revenue excludes (1) variable consideration as it is not included in the transaction price consideration allocated at contract inception, (2) revenues from the lease component of our ChoiceLease product and all the revenue from the commercial rental product, (3) revenues from contracts with an original duration of one year or less, including SelectCare contracts, and (4) revenue from SCS, DTS and other contracts where there are remaining performance obligations when we have the right to invoice but the revenue to be recognized in the future corresponds directly with the value delivered to the customer.

Sales Commissions and Setup Costs

We capitalize incremental sales commissions paid as a result of obtaining ChoiceLease, SCS and DTS contracts as contract costs. Capitalized sales commissions, including initial direct costs of our leases, was $126 million and $106 million as of December 31, 2022 and 2021, respectively. Sales commission expense in 2022, 2021 and 2020 was $44 million for all years. We also capitalize setup costs as a result of obtaining SCS and DTS contracts as contract costs. Capitalized setup costs were $73 million and $54 million as of December 31, 2022 and 2021, respectively. Setup contract amortization expense in 2022, 2021 and 2020 was $28 million, $23 million and $11 million, respectively.

5. RECEIVABLES, NET

	December 31,
(In millions)	2022	2021
Trade	$1,476	$1,281
Sales-type leases	120	148
Other, primarily warranty and insurance	55	67
	1,651	1,496
Allowance for credit losses and other	(41)	(31)
Receivables, net	$1,610	$1,465

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table provides a reconciliation of our allowance for credit losses and other:

	Years ended December 31,
(In millions)	2022	2021
Balance as of beginning of period	$31	$43
Changes to provisions for credit losses	33	1
Write-offs and other	(23)	(13)
Balance as of end of period	$41	$31

6. REVENUE EARNING EQUIPMENT, NET

(In millions)	Estimated Useful Lives	December 31, 2022			December 31, 2021
		Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
Held for use:	(In years)
Trucks	3 — 7	$5,282	$(2,114)	$3,168	$5,223	$(2,055)	$3,168
Tractors	4 — 7.5	7,153	(3,153)	4,000	7,256	(3,059)	4,197
Trailers and other	9.5 — 12	1,610	(690)	920	1,780	(869)	911
Held for sale		388	(286)	102	210	(163)	47
Total		$14,433	$(6,243)	$8,190	$14,469	$(6,146)	$8,323

Total depreciation expense related to revenue earning equipment primarily used in our FMS segment was $1.5 billion, $1.7 billion and $1.9 billion in 2022, 2021 and 2020, respectively.

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

The following table provides a summary of incremental depreciation expense that has been recorded related to our residual value estimate changes since 2019, as well as used vehicle sales results (rounded to the closest million):

	Years ended December31,
(In millions)	2022	2021	2020
Depreciation expense related to estimate changes	$193	$309	$491
Used vehicle sales, net	(450)	(257)	—

In 2022, we performed a review of the residual values and useful lives of our revenue earning equipment. Based on the results of our analysis, we made adjustments to residual values, which impacted approximately 5% of our total fleet. The increase in depreciation expense in 2022 as a result of our residual value estimate changes was not material to our results of operations.

During the second quarter of 2021, we completed a review of the residual values and useful lives of revenue earning equipment. Based on the results of our analysis, we adjusted our residual value estimates for certain tractors and useful lives of

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
certain classes of our revenue earning equipment, which impacted approximately 15% of our total fleet. The increase in depreciation expense in 2021 as a result of residual value estimate changes was not material to our results of operations.
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

The following table presents revenue earning equipment held for sale that are measured at fair value on a nonrecurring basis and considered a Level 3 fair value measurement:

			Losses from Valuation Adjustments
	December 31,		Years ended December 31,
(In millions)	2022	2021	2022	2021	2020
Revenue earning equipment held for sale (1):
Trucks	$1	$1	$3	$4	$18
Tractors	2	2	5	4	12
Trailers and other	—	1	1	6	7
Total assets at fair value	$3	$4	$9	$14	$37
_______________
(1)Reflects only the portion where net book values exceeded fair values and valuation adjustments were recorded. The net book value of assets held for sale that were less than fair value was $99 million and $43 million as of December 31, 2022 and 2021, respectively.
The components of used vehicle sales, net were as follows:

	Years ended December 31,
(In millions)	2022	2021	2020
Gains on vehicle sales, net (1)	$(459)	$(271)	$(37)
Losses from valuation adjustments	9	14	37
Used vehicle sales, net	$(450)	$(257)	$—
_______________
(1) In 2022, Gains on vehicle sales, net includes $49 million related to the exit of the FMS U.K.business.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
7. OPERATING PROPERTY AND EQUIPMENT, NET

	Estimated Useful Lives (In years)	December 31,
(In millions)		2022	2021
Land	—	$233	$240
Buildings and improvements	10 — 40	1,033	946
Machinery and equipment	3 — 10	1,073	927
Other	3 — 10	186	146
		2,525	2,259
Accumulated depreciation		(1,377)	(1,274)
Total		$1,148	$985
Depreciation expense related to operating property and equipment was $182 million, $128 million and $123 million in 2022, 2021 and 2020, respectively. In 2022, depreciation expense includes an asset impairment of $20 million related to the early termination of a SCS customer distribution center. The asset impairment was determined under the income-based approach using a discounted cash flow method of valuation.

8. GOODWILL
The carrying amount of goodwill attributable to each reportable business segment with changes therein was as follows:

(In millions)	FMS	SCS	DTS	Total
Balance as of January 1, 2021	$244	$190	$41	$475
Acquisitions (1)	—	96	—	96
Foreign currency translation adjustment	—	—	—	—
Balance as of December 31, 2021	$244	$286	$41	$571
Acquisition (1)	1	289	—	290
Foreign currency translation adjustment	—	—	—	—
Balance as of December 31, 2022 (2)	$245	$575	$41	$861
_______________
(1)Refer to Note 24, "Acquisitions," for additional information.
(2)Accumulated impairment losses were $26 million and $19 million for FMS and SCS, respectively, as of both December 31, 2022 and 2021.

We assess goodwill for impairment on October 1st of each year or more often if deemed necessary. On October 1, 2022, we completed our annual goodwill impairment test for all reporting units and determined there was no impairment.

9. INTANGIBLE ASSETS, NET

	December 31, 2022
(In millions)	FMS	SCS	DTS	CSS	Total
Indefinite lived intangible assets — Trade name	$—	$—	$—	$9	$9
Finite lived intangible assets, primarily customer relationships (1)	59	338	8	—	405
Accumulated amortization	(55)	(58)	(6)	—	(119)
Total	$4	$280	$2	$9	$295

	December 31, 2021
(In millions)	FMS	SCS	DTS	CSS	Total
Indefinite lived intangible assets — Trade name	$—	$—	$—	$9	$9
Finite lived intangible assets, primarily customer relationships	58	185	8	—	251
Accumulated amortization	(53)	(31)	(5)	—	(89)
Total	$5	$154	$3	$9	$171
 _______________
(1)Includes $148 million of customer relationships related to the acquisition of PLG Investments I, LLC (Whiplash). Refer to Note 24, "Acquisitions," for additional information.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The Ryder trade name has been identified as having an indefinite useful life. Customer relationship intangibles are being amortized on a straight-line basis over their estimated useful lives, generally 6-19 years. We recognized amortization expense associated with finite lived intangible assets of $37 million in 2022 and $8 million in 2021 and 2020. The future amortization expense for each of the five succeeding years related to all intangible assets that are currently reported in the Consolidated Balance Sheets is estimated to range from $22 - $33 million per year for 2023 - 2027.

10. ACCRUED EXPENSES AND OTHER LIABILITIES

	December 31, 2022			December 31, 2021
(In millions)	Accrued Expenses	Non-Current Liabilities	Total	Accrued Expenses	Non-Current Liabilities	Total
Salaries and wages	$259	$—	$259	$210	$—	$210
Deferred compensation	5	80	85	6	91	97
Pension and other employee benefits	29	179	208	29	188	217
Insurance obligations (1)	179	309	488	186	311	497
Operating taxes (2)	132	—	132	166	—	166
Interest	41	—	41	37	—	37
Deposits, mainly from customers	84	—	84	95	—	95
Operating lease liabilities (3)	191	541	732	100	256	356
Deferred revenue (4)	178	366	544	183	411	594
Other (5)	102	93	195	108	57	165
Total	$1,200	$1,568	$2,768	$1,120	$1,314	$2,434
_______________
(1) Insurance obligations are primarily comprised of self-insured claim liabilities.
(2) 2021 amount includes the deferral of certain payroll taxes allowed under the CARES Act.
(3) Refer to Note 24, "Acquisitions", for further information.
(4) Refer to Note 4, "Revenue", for further information.
(5)    As of December 31, 2022, and 2021, includes $13 million and $8 million, respectively, of restructuring liabilities related to the exit of the FMS U.K. business. Refer to Note 21, "Other Items Impacting Comparability" for further information.

We recognized a benefit of $25 million in 2022 and $6 million in 2021 within earnings from continuing operations from the favorable development of estimated prior years claims where costs were lower than self-insured loss reserves. We recognized a charge of $18 million in 2020 within earnings from continuing operations from the unfavorable development of estimated prior years claims where costs exceeded self-insured loss reserves.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
11. INCOME TAXES
The components of earnings (loss) from continuing operations before income taxes and the provision for (benefit from) income taxes from continuing operations were as follows:

	Years ended December 31,
(In millions)	2022	2021	2020
Earnings (loss) from continuing operations before income taxes:
United States	$1,021	$560	$(126)
Foreign	195	133	(4)
Total	$1,216	$693	$(130)

Provision for (benefit from) income taxes from continuing operations:
Current tax expense (benefit) from continuing operations:
Federal	$30	$9	$(1)
State	43	24	10
Foreign	14	12	6
	87	45	15
Deferred tax expense (benefit) from continuing operations:
Federal	214	112	(28)
State	23	8	(10)
Foreign	29	6	5
	266	126	(33)
Total	$353	$171	$(18)

In 2022, 2021 and 2020, federal, state, and foreign net operating losses were utilized to offset current income taxes payable resulting in a tax benefit of $103 million, $124 million, and $278 million, respectively.

A reconciliation of the federal statutory tax rate with the effective tax rate from continuing operations follows:

	Years ended December 31,
(Percentage of pre-tax earnings)	2022	2021	2020
Federal statutory tax rate	21.0%	21.0%	21.0%
Impact on deferred taxes for changes in tax rates	(0.4)%	(0.3)%	0.9%
Additional deferred tax adjustments	(0.1)%	(0.1)%	0.8%
State income taxes, net of federal income tax benefit	5.1%	4.4%	(3.4)%
Foreign rates varying from federal statutory tax rate	(5.3)%	0.1%	1.3%
FMS U.K. business exit	3.2%	—%	—%
Tax contingencies	(0.3)%	(0.7)%	5.5%
Tax credits	(0.2)%	(0.3)%	1.7%
Other permanent book-tax differences	0.6%	1.8%	(3.3)%
Change in foreign valuation allowance	5.4%	(1.1)%	(11.9)%
Other	0.1%	(0.1)%	1.5%
Effective tax rate	29.1%	24.7%	14.1%

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Deferred Income Taxes
The components of the net deferred income tax liability were as follows:

	December 31,
(In millions)	2022	2021
Deferred income tax assets:
Self-insurance accruals	$109	$111
Net operating loss carryforwards	182	271
Accrued compensation and benefits	88	69
Pension benefits	27	17
Deferred revenue	131	153
Other, including federal benefit on state tax positions	25	31
	562	652
Valuation allowance	(88)	(24)
	474	628
Deferred income tax liabilities:
Property and equipment basis differences	(2,013)	(1,874)
Other	(18)	(24)
	(2,031)	(1,898)
Net deferred income tax liability (1)	$(1,557)	$(1,270)
_______________
(1)Deferred tax assets of $14 million and $5 million have been included in "Sales-type leases and other assets" as of December 31, 2022 and 2021.
During 2021, we reevaluated our historic assertion with respect to our U.K. and Germany operations and determined that we no longer consider these earnings to be indefinitely reinvested. In October 2022 we repatriated $282 million of undistributed earnings from our U.K. subsidiary with minimal tax cost. As of December 31, 2022, we continue to consider these earnings no longer indefinitely reinvested and determined that there was no impact to deferred taxes. We intend to continue to permanently reinvest the earnings from our remaining foreign jurisdictions which, as of December 31, 2022, had $506 million of undistributed foreign earnings. Any future repatriations of the unremitted earnings could be subject to additional federal, state and foreign income taxes, withholding taxes, and/or the tax impact of foreign currency exchange gains or losses. The determination of the amount of unrecognized deferred tax liability associated with the $506 million of undistributed foreign earnings is not practicable because of the complexities associated with the hypothetical calculations used in evaluating whether we will maintain the indefinite reinvestment assertion on the remaining foreign subsidiaries.
As of December 31, 2022, we had U.S. federal tax effected net operating loss carryforwards, before unrecognized tax benefits, of $81 million, of which $6 million is expected to expire beginning 2035 and the remaining portion has an indefinite carryforward period. U.S. federal net operating loss deductions are limited to 80% of taxable income for losses generated in taxable years beginning after December 31, 2017. Various U.S. subsidiaries had state tax-effected net operating loss carryforwards, before unrecognized tax benefits and valuation allowances, of $31 million that will begin to expire as follows: approximately $1 million in 2026, $25 million in years 2027 and thereafter, with the remaining $6 million having an indefinite carryforward period. To the extent that we do not generate sufficient state taxable income through viable planning strategies within the statutory carryforward periods to utilize the loss carryforwards in these states, the loss carryforwards will expire unused. We also had foreign tax effected net operating loss carryforwards of $97 million that are available to reduce future income tax payments in several countries, subject to varying expiration rules. We assess the realizability of our deferred tax assets and record a valuation allowance to the extent it is determined that they are not more-likely-than-not to be realized. During 2022, the consideration of all of the evidence led to the determination that the deferred tax assets in the U.K. were more-likely-than-not realizable, and therefore, the full valuation allowance on the U.K. deferred tax assets of $4 million was released. Due to our assessment of future sources of taxable income in various states and foreign jurisdictions, we have a cumulative valuation allowance of $88 million against our deferred tax assets as of December 31, 2022, a net increase of $64 million from the prior year. The increase is primarily due to a newly established valuation allowance against net operating losses generated by the U.K.'s parent entity related to the exit of the FMS U.K. business in 2022, that were determined to be not more-likely-than-not realizable. The valuation allowance is subject to change in future years based on the availability of future sources of taxable income.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Uncertain Tax Positions
In many cases, our uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. The following table summarizes these open tax years by jurisdiction:

Jurisdiction	Open Tax Year
United States (Federal)	2013 - 2015, 2018 - 2022
Canada	2013 - 2022
Mexico	2017 - 2022
United Kingdom	2020 - 2022
Brazil (in discontinued operations)	2017 - 2022
The following table summarizes the activity related to unrecognized tax benefits (excluding the federal benefit received from state positions):

	December 31,
(In millions)	2022	2021	2020
Balance at January 1	$38	$43	$49
Additions based on tax positions related to the current year	2	1	2
Reductions due to lapse of applicable statutes of limitation	(6)	(6)	(8)
Total before interest and penalties at December 31	34	38	43
Interest and penalties	3	4	4
Balance at December 31	$37	$42	$47
Of the total unrecognized tax benefits as of December 31, 2022, $31 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods. Unrecognized tax benefits related to federal, state and foreign tax positions may decrease $4 million by December 31, 2023, if audits are completed or tax years close during 2023.

12. LEASES
Leases as Lessor

The components of revenue from leases were as follows:

	Years ended December 31,
(In millions)	2022	2021	2020
Operating leases
Lease income related to ChoiceLease	$1,490	$1,538	$1,566
Lease income related to commercial rental (1)	1,286	1,062	792

Sales-type leases
Interest income related to net investment in leases	$45	$48	$49

Variable lease income excluding commercial rental (1)	$323	$312	$289
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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The components of the net investment in sales-type leases, which are included in "Receivables, net" and "Sales-type leases and other assets" in the Consolidated Balance Sheets, were as follows:

	December 31,
(In millions)	2022	2021
Net investment in the lease - lease payment receivable	$598	$583
Net investment in the lease - unguaranteed residual value in assets	43	47
	641	630
Estimated loss allowance	(6)	(4)
Total	$635	$626

Maturities of sales-type lease receivables as of December 31, 2022 were as follows:

Years ending December 31	(In millions)
2023	$163
2024	148
2025	128
2026	111
2027	79
Thereafter	111
Total undiscounted cash flows	740
Present value of lease payments (recognized as lease receivables)	(598)
Difference between undiscounted cash flows and discounted cash flows	$142
Operating lease payments expected to be received as of December 31, 2022 were as follows:

Years ending December 31	(In millions)
2023	$1,112
2024	842
2025	596
2026	376
2027	204
Thereafter	148
Total undiscounted cash flows	$3,278

Leases as Lessee

The components of lease expense were as follows:

	Years ended December 31,
(In millions)	2022	2021	2020
Finance lease cost
Amortization of right-of-use-assets	$13	$14	$13
Interest on lease liabilities	2	2	2
Operating lease cost	199	98	92
Short-term lease and other	10	9	8
Variable lease cost	26	16	13
Sublease income	(39)	(27)	(27)
Total lease cost	$211	$112	$101

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Supplemental balance sheet information related to leases was as follows:

	December 31,
	2022		2021
(In millions)	Operating	Finance	Operating	Finance
Noncurrent assets	$715	$38	$341	$40
Current liabilities	191	13	100	13
Noncurrent liabilities	541	29	256	31

	December 31,
	2022	2021
Weighted-average remaining lease term
Operating	5 years	5 years
Finance	4 years	4 years
Weighted-average discount rate
Operating	4.0%	2.7%
Finance	4.4%	4.4%
Maturities of operating and finance lease liabilities were as follows:

(In millions)	Operating	Finance
Years ending December 31	Leases	Leases	Total
2023	$216	$14	$230
2024	177	12	189
2025	152	8	160
2026	112	5	117
2027	68	2	70
Thereafter	79	5	84
Total lease payments	804	46	850
Less: Imputed Interest	(72)	(4)	(76)
Present value of lease liabilities	$732	$42	$774
Note: Amounts may not be additive due to rounding.
As of December 31, 2022, we have entered into $214 million of additional facility operating leases that have not yet commenced. The operating leases will commence in 2022 with lease terms of generally 3 to 10 years.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
13. DEBT

	Weighted Average Interest Rate
(Dollars in millions)	December 31, 2022	December 31, 2021	Maturities	December 31, 2022	December 31, 2021
Debt:
U.S. commercial paper	4.61%	0.32%	2026	$672	$531
Canadian commercial paper	—%	0.34%	2026	—	7
Trade receivables financing program	5.14%	—%	2023	50	—
Global revolving credit facility	—%	—%	2026	—	—
Unsecured U.S. obligations	4.08%	3.41%	2027	375	200
Unsecured U.S. notes — Medium-term notes (1)	3.68%	3.24%	2023-2027	4,704	5,150
Unsecured foreign obligations	2.88%	2.00%	2024	50	140
Asset-backed U.S. obligations (2)	2.98%	2.62%	2023-2029	477	527
Finance lease obligations and other			2023-2031	42	45
				6,370	6,600
Debt issuance costs and original issue discounts				(18)	(20)
Total debt				6,352	6,580
Short-term debt and current portion of long-term debt				(1,349)	(1,333)
Long-term debt				$5,003	$5,247
_______________
(1)Includes the impact from the fair market values of hedging instruments on our notes, which were $47 million as of December 31, 2022 and $12 million as of December 31, 2021. The notional amount of the executed interest rate swaps designated as fair value hedges was $500 million and $450 million as of December 31, 2022 and December 31, 2021, respectively.
(2)Asset-backed U.S. obligations are related to financing transactions backed by a portion of our revenue earning equipment.

The fair value of total debt (excluding finance lease and asset-backed U.S. obligations) was approximately $5.7 billion and $6.2 billion as of December 31, 2022 and 2021, respectively. For publicly-traded debt, estimates of fair value were based on market prices. For other debt, fair value was estimated based on a model-driven approach using rates currently available to us for debt with similar terms and remaining maturities. The fair value measurements of our publicly-traded debt and our other debt were classified within Level 2 of the fair value hierarchy.

Debt Proceeds and Repayments

In February 2022, we issued an aggregate principal amount of $450 million unsecured medium terms notes that mature on March 1, 2027. The notes bear interest at a rate of 2.85% per year. In May 2022, we issued an aggregate principal amount of $300 million unsecured medium-term notes that mature on June 15, 2027. The notes bear interest at a rate of 4.30% per year.

In November 2022, we entered into three term notes that mature on November 16, 2027, with aggregate principal amounts totaling $175 million, bearing annual interest rates ranging from 5.0% to 5.15%.

In 2022, we received $102 million from financing transactions backed by a portion of our revenue earning equipment. The proceeds from the transaction were used for general corporate purposes. We provided end of term guarantees for the residual value of the revenue earning equipment in the transaction. The transaction proceeds, along with the end of term residual value guarantees, have been included within "asset-backed U.S. obligations" in the preceding table.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table includes our debt proceeds and repayments in 2022:

(In millions)	Debt Proceeds		Debt Repayments
Medium-term notes (1)	$749	Medium-term notes	$1,150
U.S. and foreign term loans, finance lease obligations and other	480	U.S. and foreign term loans, finance lease obligations and other	402
Total debt proceeds	$1,229	Total debt repaid	$1,552
_______________
(1)Proceeds from medium-term notes presented net of discount and issuance costs.
Debt proceeds were used to repay maturing debt and for general corporate purposes. If the unsecured medium-term notes are downgraded below investment grade following, or as a result of, a change in control, the note holders can require us to repurchase all or a portion of the notes at a purchase price equal to 101% of principal value plus accrued and unpaid interest.

Contractual maturities of total debt, excluding finance lease obligations, are as follows:

Years ending December 31	(In millions)
2023	$1,337
2024	1,520
2025	1,096
2026	1,419
2027	922
Thereafter	34
Total	6,328
Finance lease obligations (Refer to Note 12)	42
Total long-term debt	$6,370

Global Revolving Credit Facility

We maintain a $1.4 billion global revolving credit facility, which supports U.S. and Canadian commercial paper programs, with a syndicate of eleven lending institutions and expires in December 2026. The agreement provides for annual facility fees which range from 7.0 to 17.5 basis points based on our long-term credit ratings. The annual facility fee is 12.5 basis points as of December 31, 2022. The credit facility is primarily used to finance working capital and vehicle purchases, but can also be used to issue up to $75 million in letters of credit (there were no letters of credit outstanding against the facility as of December 31, 2022). At our option, the interest rate on borrowings under the credit facility is based on specific risk-free rates. The credit facility contains no provisions limiting its availability in the event of a material adverse change to our business operations; however, the credit facility does contain standard representations and warranties, events of default, cross-default provisions, and certain affirmative and negative covenants. Our revolving credit facility will expire in December 2026. As of December 31, 2022, there was $727 million available under the credit facility.

In order to maintain availability of funding, we must maintain a ratio of debt to Consolidated Net Worth of less than or equal to 300%. Consolidated Net Worth, as defined in the credit facility, represents shareholders' equity excluding any accumulated other comprehensive income or loss associated with our pension and other postretirement plans as well as currency translation adjustment as reported in our consolidated balance sheet. Consolidated Net Worth also adds back the after-tax charge to shareholders' equity which resulted from our adoption of the new lease accounting standard as of December 31, 2018 (amortized quarterly to 50% of the charge over a 7 year period) and any potential non-cash FMS North America goodwill impairment charges, should they occur, up to a maximum amount. As of December 31, 2022, the ratio was 162%.

Our global revolving credit facility enables us to refinance short-term obligations on a long-term basis. Short-term commercial paper obligations are classified as long-term as we have both the intent and ability to refinance on a long-term basis.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Trade Receivables Financing Program

We maintain a $300 million trade receivables purchase and sale program, pursuant to which we sell certain of our domestic trade accounts receivable to a bankruptcy remote, consolidated subsidiary of Ryder, that in turn sells, on a revolving basis, an ownership interest in certain of these accounts receivable to a committed purchaser. The subsidiary is considered a VIE and is consolidated based on our control of the entity’s activities. We use this program to provide additional liquidity to fund our operations, particularly when it is cost effective to do so. The costs under the program may vary based on changes in interest rates. In May 2022, we extended the expiration date of the trade receivables financing program to May 2023. As of December 31, 2022, the available proceeds under the program were $168 million, net of short-term borrowings of $50 million and issued letter of credit outstanding of $82 million. The program contains provisions restricting its availability in the event of a material adverse change to our business operations or the collectability of the collateralized receivables. Sales of receivables under this program are accounted for as secured borrowings based on our continuing involvement in the transferred assets.

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

As of December 31, 2022 and 2021, we had letters of credit and surety bonds outstanding, which primarily guarantee various insurance activities as noted in the following table:

	December 31,
(In millions)	2022	2021
Letters of credit	$351	$274
Surety bonds	162	182

15. SHARE REPURCHASE PROGRAMS

In October 2021, our board of directors authorized two new share repurchase programs. The first program grants management discretion to repurchase up to 2.0 million shares of common stock over a period of two years (the "2021 Discretionary Program"). The 2021 Discretionary Program is designed to provide management with capital structure flexibility while concurrently managing objectives related to balance sheet leverage, acquisition opportunities, and shareholder returns. The second program authorizes management to repurchase up to 2.5 million shares of common stock, issued to employees under our employee stock plans since September 1, 2021 (the "2021 Anti-Dilutive Program"). The 2021 Anti-Dilutive Program is designed to mitigate the dilutive impact of shares issued under our employee stock plans. Both the 2021 Discretionary Program and the 2021 Anti-Dilutive Program commenced on October 14, 2021 and expire on October 14, 2023. Share repurchases under both programs can be made from time to time using our working capital and a variety of methods, including open-market transactions and trading plans established pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The timing and actual number of shares repurchased are subject to market conditions, legal requirements and other factors, including balance sheet leverage, availability of acquisitions and stock price.

During the fourth quarter of 2022, we repurchased 2 million shares for $179 million under the 2021 Discretionary program, which completed the program. Additionally, we repurchased 0.9 million shares for $78 million under the 2021 Anti-Dilutive program. The 2021 Anti-Dilutive Program replaced the 2019 anti-dilutive program, which expired in December 2021.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Under the 2019 anti-dilutive program, in 2021 and 2020, we repurchased 0.7 million, and 0.6 million shares for $57 million and $29 million, respectively.

In September 2022, we completed our $300 million accelerated share repurchase program. This program was authorized by our board of directors in February 2022, and at that time, we repurchased and retired an initial amount of approximately 3 million shares. The final settlement occurred in September 2022, resulting in the delivery and retirement of approximately 1 million additional shares. The number of shares ultimately repurchased and retired was based on the average of Ryder's daily volume-weighted average price per share of common stock during a repurchase period, less a discount. The average price paid for all of the shares delivered and retired under the accelerated share purchase agreement was $74.47 per share.

In February 2023, our board of directors authorized a new discretionary share repurchase program to grant management discretion to repurchase up to 2 million shares of common stock over a period of two years (the "2023 Discretionary Program"). The 2023 Discretionary Program is designed to provide management with capital structure flexibility while concurrently managing objectives related to balance sheet leverage, acquisition opportunities, and shareholder returns.

16. ACCUMULATED OTHER COMPREHENSIVE LOSS

Comprehensive income presents a measure of all changes in shareholders’ equity except for changes resulting from transactions with shareholders in their capacity as shareholders. The following summary sets forth the components of accumulated other comprehensive loss, net of tax:

	December 31,
(In millions)	2022	2021
Cumulative translation adjustments	$(238)	$(153)
Net actuarial loss and prior service cost (1)	(566)	(529)
Unrealized gain (loss) from cash flow hedges	8	(7)
Accumulated other comprehensive loss	$(796)	$(689)
_______________
(1) Refer to Note 19, "Employee Benefit Plans," for further information.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
17. EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per common share from continuing operations:

	Years ended December 31,
(Dollars in millions, except per share amounts; share amounts in thousands)	2022	2021	2020
Earnings (loss) per share — Basic:
Earnings (loss) from continuing operations	$863	$522	$(112)
Less: Distributed and undistributed earnings allocated to unvested stock	(5)	(2)	(1)
Earnings (loss) from continuing operations available to common shareholders	$858	$520	$(113)

Weighted average common shares outstanding	49,549	52,338	52,362

Earnings (loss) from continuing operations per common share — Basic	$17.32	$9.92	$(2.15)

Earnings (loss) per share — Diluted:
Earnings (loss) from continuing operations	$863	$522	$(112)
Less: Distributed and undistributed earnings allocated to unvested stock	—	(2)	(1)
Earnings (loss) from continuing operations available to common shareholders — Diluted	$863	$520	$(113)

Weighted average common shares outstanding — Basic	49,549	52,338	52,362
Effect of dilutive equity awards	1,337	1,170	—
Weighted average common shares outstanding — Diluted	50,887	53,508	52,362

Earnings (loss) from continuing operations per common share — Diluted	$16.96	$9.70	$(2.15)

Anti-dilutive equity awards not included in diluted EPS	662	682	3,504
_______________
Amounts in the table may not recalculate exactly due to rounding of earnings and shares.

18. SHARE-BASED COMPENSATION PLANS

The following table provides information on share-based compensation expense and related income tax benefits recognized:

	Years ended December 31,
(In millions)	2022	2021	2020
Unvested stock awards	$44	$44	$26
Stock option and employee stock purchase plans	2	3	4
Share-based compensation expense	46	47	30
Income tax benefit	(6)	(7)	(5)
Share-based compensation expense, net of tax	$40	$40	$25

Total unrecognized pre-tax compensation expense related to share-based compensation arrangements as of December 31, 2022 was $47 million and is expected to be recognized over a weighted-average period of approximately 1.8 years. The total fair value of equity awards vested was $31 million during 2022 and $27 million during both 2021 and 2020. The total cash received from employees under all share-based employee compensation arrangements was $14 million in 2022, $30 million in 2021 and $8 million 2020.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Share-Based Incentive Awards

Share-based incentive awards are provided to employees under the terms of various share-based compensation plans (collectively, the Plans). The Plans are administered by the Compensation Committee of the Board of Directors and principally include grants of restricted stock units (RSUs).

Restricted Stock Units

RSUs entitle the holder to receive one share of Ryder common stock for each RSU granted. Under the terms of our Plans, dividends on RSUs are paid only upon vesting of the award, and the amount of dividends paid is equal to the aggregate dividends declared on common shares during the period from the date of grant of the award until the date the shares underlying the award are delivered. The common stock underlying RSUs is not deemed issued or outstanding upon grant, and does not carry any voting rights. As of December 31, 2022, there are 4.9 million shares authorized for issuance under the Plans and 1.6 million shares remaining available for future grants.

RSUs granted to employees typically contain time-based vesting conditions, and in the case of certain senior executives also performance-based vesting conditions. Time-vested restricted stock rights (TVRSRs) typically vest ratably over three years for employees. The fair value of TVRSRs is determined and fixed based on Ryder’s stock price on the date of grant. Performance-based restricted stock rights (PBRSRs) are generally granted to executive management and include company specific performance-based vesting conditions. PBRSRs are awarded based on various revenue, return-based and cash flow performance targets and may include a total shareholder return (TSR) modifier. The fair values of the PBRSRs that include a TSR modifier are estimated using a lattice-based option-pricing valuation model that incorporates a Monte-Carlo simulation. The fair value of PBRSRs that do not include a TSR modifier is determined and fixed on the grant date based on our stock price on the date of grant. Share-based compensation expense for PBRSRs is recognized on a straight-line basis over the vesting period, based upon the probability that the performance target will be met.
In 2022 and 2021, PBRSRs were awarded based on adjusted return on equity (ROE), strategic revenue growth (SRG), and free cash flow (FCF). In 2020, PBRSRs were awarded based on ROE, SRG and earnings before interest, taxes, depreciation and amortization (EBITDA) margin percent. Our TSR will be compared against the TSR of each of the companies in a custom peer group to determine our TSR percentile rank versus this custom peer group. The number of PBRSRs will then be adjusted based on this rank.

We also grant stock awards and RSUs to non-executive members of the board of directors. RSUs to new board members do not vest until the director has served a minimum of one year. After one year of service on the board of directors, each director may elect to receive his or her stock award in the form of either (1) shares that are distributed at the time of grant or (2) RSUs that are delivered upon or after separation from the board. The fair value of the awards is determined and fixed based on Ryder’s stock price on the date of grant. Share-based compensation expense is recognized for RSUs in the year the RSUs are granted to board members. Shares of Ryder common stock delivered upon grant have standard voting rights and rights to dividend payments.

The following is a summary of activity for RSUs as of and for the year ended December 31, 2022:

	Time-Vested (1)		Performance-Based (2)
(Shares in millions)	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Unvested stock awards at January 1	1.2	$53.59	0.5	$51.79
Granted	0.4	73.95	0.1	76.68
Vested	(0.4)	52.63	(0.1)	60.37
Forfeited (3)	(0.1)	62.03	—	38.45
Unvested stock awards at December 31	1.1	$61.03	0.5	$55.94
 _____________
(1)    Includes RSUs granted to non-executive members of the board of directors.
(2)    Performance-based awards are initially granted at target, assuming 100% payout.
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

We have not granted stock option awards since 2019. As of December 31, 2022, we had options outstanding and exercisable of 1.2 million with a weighted-average exercise price of $74.18 and a weighted average-remaining contractual term of 3.6 years. As of December 31, 2021, we had options outstanding of 1.5 million with a weighted-average exercise price of $72.82 and a weighted average-remaining contractual term of 4.3 years.

The aggregate intrinsic values (the difference between the close price of our stock on the last trading day of the year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders if all options were exercised at year-end was $14 million as of December 31, 2022. This amount fluctuates based on the fair market value of our stock. The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option-pricing valuation model. We use historical data to estimate stock option forfeitures.

Employee Stock Purchase Plan

We maintain an Employee Stock Purchase Plan (ESPP) that enables eligible employees in the U.S. and Canada to purchase full or fractional shares of Ryder common stock through payroll deductions of a specific dollar amount or up to 15% of eligible compensation during quarterly offering periods. The price is based on the fair market value of the stock on the last trading day of the quarter. Stock purchased under the ESPP must be held for 90 days or one year for officers. There were 7.5 million shares authorized for issuance under the existing ESPP as of December 31, 2022. There were 1.7 million shares remaining available to be purchased in the future under the ESPP as of December 31, 2022.

The following table presents the shares purchased and the related weighted-average purchase price under the ESPP:

	Years ended December 31,
	2022	2021	2020
Shares purchased	171,000	160,000	320,000
Weighted average purchase price	$65.50	$66.75	$32.39

19. EMPLOYEE BENEFIT PLANS

Pension Plans

We historically sponsored several defined benefit pension plans covering most employees not covered by union-administered plans, including certain employees in foreign countries. These plans generally provided participants with benefits based on years of service and career-average compensation levels.

In past years, we made amendments to defined benefit retirement plans that froze the retirement benefits for non-grandfathered and certain non-union employees in the U.S., Canada and the U.K. As of December 31, 2022, our U.S., Canadian and U.K. pension plans are frozen for all remaining active employees. These employees have ceased accruing further benefits under the defined benefit pension plans and began receiving benefits under enhanced defined contribution plans. All pension benefits earned were fully preserved and will be paid in accordance with plan and legal requirements. We recognized curtailment losses in 2020 of $9 million in non-operating pension costs, net with an offset to accumulated other comprehensive loss as a result of the freeze of the pension plans.

We also have a non-qualified supplemental pension plan covering certain U.S. employees, which provides for incremental pension payments so that the participants' payments equal the amounts that could have been received under our qualified pension plan if it were not for limitations imposed by income tax regulations. The accrued pension liability related to this plan was $45 million and $57 million as of December 31, 2022 and 2021, respectively.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Net Pension Expense

Components of net pension expense for defined benefit pension plans were as follows:

	Years ended December 31,
(In millions)	2022	2021	2020
Company-administered plans:
Service cost	$1	$1	$12
Interest cost	63	58	68
Expected return on plan assets	(74)	(86)	(98)
Curtailment loss	—	—	9
Amortization of net actuarial loss and prior service cost	21	28	32
Net pension expense	$11	$1	$23

Company-administered plans:
U.S.	$13	$9	$32
Non-U.S.	(2)	(8)	(9)
Net pension expense	$11	$1	$23

Non-operating pension costs, net include the amortization of net actuarial loss and prior service cost, interest cost and expected return on plan assets components of pension and postretirement benefit costs, as well as any significant charges for settlements or curtailments if recognized.

The following table sets forth the weighted-average actuarial assumptions used in determining our annual net pension expense:

	U.S. Plans Years ended December 31,			Non-U.S. Plans Years ended December 31,
	2022	2021	2020	2022	2021	2020
Discount rate	2.95%	2.60%	3.18%	2.14%	1.53%	2.28%
Rate of increase in compensation levels	—%	3.00%	3.00%	3.14%	3.11%	3.11%
Expected long-term rate of return on plan assets	3.60%	3.90%	5.05%	2.79%	3.89%	4.99%
Gain and loss amortization period (years)	21	21	21	25	24	24

The return on plan assets assumption reflects the weighted-average of the expected long-term rates of return for the broad categories of investments held in the plans net of fees. The expected long-term rate of return is adjusted when there are fundamental changes in expected returns or in asset allocation strategies of the plan assets.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Obligations and Funded Status

The following table sets forth the benefit obligations, assets and funded status associated with our pension plans:

(In millions)	2022	2021
Change in benefit obligations:
Benefit obligations at January 1	$2,344	$2,509
Service cost	1	1
Interest cost	63	58
Actuarial gain	(547)	(114)
Pension curtailment and settlement	1	—
Benefits paid	(111)	(106)
Foreign currency exchange rate changes	(46)	(4)
Benefit obligations at December 31	1,705	2,344

Change in plan assets:
Fair value of plan assets at January 1	2,294	2,304
Actual return on plan assets	(549)	95
Employer contribution	23	7
Benefits paid	(111)	(106)
Foreign currency exchange rate changes	(57)	(6)
Fair value of plan assets at December 31	1,600	2,294
Funded status	$(105)	$(50)
Funded percent	94%	98%

The funded status of our pension plans was presented in the Consolidated Balance Sheets as follows:

	December 31,
(In millions)	2022	2021
Noncurrent asset	$65	$125
Current liability	(4)	(4)
Noncurrent liability	(166)	(171)
Net amount recognized	$(105)	$(50)
Amounts recognized in accumulated other comprehensive loss (pre-tax) consisted of:

	December 31,
(In millions)	2022	2021
Prior service cost	$3	$4
Net actuarial loss	759	706
Net amount recognized	$762	$710

In 2023, we expect to amortize $27 million of net actuarial loss and prior service cost as a component of pension expense.

The following table sets forth the weighted-average actuarial assumptions used in determining funded status:

	U.S. Plans December 31,		Non-U.S. Plans December 31,
	2022	2021	2022	2021
Discount rate	5.50%	2.95%	5.05%	2.14%

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
As of December 31, 2022 and 2021, our total accumulated benefit obligations, as well as our pension plan obligations (projected benefit obligations (PBO) and accumulated benefit obligations (ABO)) in excess of the fair value of the related plan assets, for our U.S. and foreign plans were as follows:

	U.S. Plans December 31,		Non-U.S. Plans December 31,		Total December 31,
(In millions)	2022	2021	2022	2021	2022	2021
Total accumulated benefit obligations	$1,387	$1,826	$316	$516	$1,703	$2,342
Plans with pension obligations in excess of plan assets:
PBO	1,387	1,826	11	10	1,398	1,836
ABO	1,387	1,826	9	8	1,396	1,834
Fair value of plan assets	1,229	1,661	—	—	1,229	1,661
Investment Policy and Fair Value of Plan Assets
Our pension investment strategy is to reduce the effects of future volatility on the fair value of our pension assets relative to our pension obligations. We increase our allocation of high quality, longer-term fixed income securities and reduce our allocation of equity investments as the funded status of the plans improve. The plans utilize several investment strategies, including passively managed equity and actively and passively managed fixed income strategies. The investment policy establishes targeted allocations for each asset class that incorporate measures of asset and liability risks. Deviations between actual pension plan asset allocations and targeted asset allocations may occur as a result of investment performance and changes in the funded status from time to time. Rebalancing of our pension plan asset portfolios is evaluated periodically and rebalanced if actual allocations exceed an acceptable range. U.S. plans account for approximately 77% of our total pension plan assets. Equity and fixed income securities in our international plans include actively and passively managed mutual funds.

The following table presents the fair value of each major category of pension plan assets and the level of inputs used to measure fair value as of December 31, 2022 and 2021:

(In millions)	Fair Value Measurements at December 31, 2022
Asset Category	Total	Level 1	Level 2	Level 3
Equity securities:
U.S. common collective trusts	$115	$—	$115	$—
Non-U.S. common collective trusts	59	—	59	—
Fixed income securities:
Corporate bonds	53	—	53	—
Common collective trusts	1,242	—	1,237	5
Invested in Collective trusts	21	—	21	—
Private equity and hedge funds	110	—	—	110
Total	$1,600	$—	$1,485	$115

(In millions)	Fair Value Measurements at December 31, 2021
Asset Category	Total	Level 1	Level 2	Level 3
Equity securities:
U.S. common collective trusts	$191	$—	$191	$—
Non-U.S. common collective trusts	155	—	155	—
Fixed income securities:
Corporate bonds	72	—	72	—
Common collective trusts	1,754	—	1,754	—
Private equity and hedge funds	122	—	—	122
Total	$2,294	$—	$2,172	$122

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

The following table presents a summary of changes in the fair value of the pension plans’ Level 3 assets for 2022 and 2021:

(In millions)	2022	2021
Beginning balance at January 1	$122	$123
Return on plan assets:
Relating to assets still held at the reporting date	(9)	25
Relating to assets sold during the period	—	—
Purchases, sales, settlements and expenses	2	(26)
Ending balance at December 31	$115	$122
Funding Policy and Contributions

The funding policy for these plans is to make contributions when required by statute. We may, from time to time, make voluntary contributions to our pension plans, which exceed the amount required by statute. The majority of the plans’ assets are invested in a master trust that, in turn, is invested primarily in commingled funds whose investments are listed stocks and bonds. During 2022, total global pension contributions were $23 million compared with $7 million in 2021. We estimate total 2023 required contributions to our pension plans to be approximately $5 million, and we do not expect to make voluntary contributions.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Estimated Future Benefits Payments

The following table details pension benefits expected to be paid in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter:

(In millions)
2023	$118
2024	118
2025	120
2026	123
2027	125
2028-2032	628

Savings Plans
Employees who do not actively participate in pension plans and are not covered by union-administered plans are generally eligible to participate in enhanced savings plans. These plans provide for (1) a company contribution even if employees do not make contributions for employees hired before January 1, 2016, (2) a company match of employee contributions of eligible pay, subject to tax limits and (3) a discretionary company match. Savings plan costs totaled $49 million, $45 million and $40 million in 2022, 2021 and 2020, respectively.

Deferred Compensation and Long-Term Compensation Plans
We have deferred compensation plans that permit eligible U.S. employees, officers and directors to defer a portion of their compensation. The deferred compensation liability, including Ryder matching amounts and accumulated earnings, was $85 million and $97 million as of December 31, 2022 and 2021, respectively.

We have established grantor trusts (Rabbi Trusts) to provide funding for benefits payable under the supplemental pension plan, deferred compensation plans and long-term incentive compensation plans. The assets held in the trusts were $85 million and $98 million as of December 31, 2022 and 2021, respectively. The Rabbi Trusts’ assets consist of short-term cash investments and a managed portfolio of equity securities, including our common stock. These assets, except for the investment in our common stock, are included in “Sales-type leases and other assets” because they are available to our general creditors in the event of insolvency. The equity securities are classified as trading securities and stated at fair value. The realized and unrealized investment income (loss) recognized in "Miscellaneous (income) loss, net" was a $15 million loss for 2022 and $11 million of income for 2021 and 2020. The Rabbi Trusts’ investments in our common stock as of both December 31, 2022 and 2021 were not material.

Investments held in Rabbi Trusts are assets measured at fair value on a recurring basis. All investments are considered Level 1 of the fair value hierarchy, except for the fixed income mutual funds, which are considered Level 2 investments. The following table presents the asset classes as of December 31, 2022 and 2021:

	December 31,
(In millions)	2022	2021
Cash and cash equivalents	$26	$22
U.S. equity mutual funds	44	53
Foreign equity mutual funds	8	11
Fixed income mutual funds	7	10
Total investments held in Rabbi Trusts	$85	$96

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

Our environmental expenses consist of remediation costs as well as normal recurring expenses such as licensing, testing and waste disposal fees and were not material for 2022, 2021 and 2020. Our asset retirement obligations of $25 million as of December 31, 2022 and $27 million as of December 31, 2021, primarily relate to fuel tanks to be removed and replaced.

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

21. OTHER ITEMS IMPACTING COMPARABILITY

Our primary measure of segment performance as shown in Note 3, "Segment Reporting," excludes certain items we do not believe are representative of the ongoing operations of the segment. Excluding these items from our segment measure of performance allows for better year over year comparison:

	Years ended December 31,
(In millions)	2022	2021	2020
Restructuring and other, net	$2	$19	$77
ERP implementation costs	—	13	34
Restructuring and other items, net	2	32	111
Gains on sale of U.K. revenue earning equipment	(49)	—	—
Gains on sale of properties	(36)	(42)	(6)
Early redemption of medium-term notes	—	—	9
ChoiceLease liability insurance revenue (1)	—	—	(24)
Other items impacting comparability, net	$(83)	$(10)	$90
_______________
(1) Refer to Note 3, "Segment Reporting," for additional information.

In 2022, 2021 and 2020, other items impacting comparability included:

•Restructuring and other, net — In 2022, this item primarily included the recovery of $40 million related to the pursuit of a discrete commercial claim, partially offset by professional fees incurred to pursue the claim of approximately $28 million. Restructuring and other, net also included $12 million of U.K. severance costs as part of our plan to exit the FMS U.K. business and $6 million of transaction costs primarily related to the acquisition of Whiplash.

In 2021, this item primarily included transaction costs related to the acquisitions of Midwest Warehouse and Distribution (Midwest) and Whiplash and $8 million of severance costs incurred as part of our plan to exit the FMS U.K. business. Restructuring and other, net in 2021 also includes professional fees related to the pursuit of a discrete commercial claim and the offsetting related recovery of the claim during 2021.

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
•Gains on sale of U.K. revenue earning equipment and properties — In 2022, we recorded gains on the sale of U.K. revenue earning equipment and properties as part of our plan to exit the FMS U.K. business. We recorded gains on sale of properties in 2021 and 2020, on the sale of certain FMS maintenance properties in the U.K. and U.S. that were restructured as part of cost reduction activities in prior periods. The gains on sale of U.K. revenue earning equipment are reflected within "Used vehicle sales, net" and the gains on sale of properties are reflected within "Miscellaneous income, net" in our Consolidated Statements of Earnings.

•Early redemption of medium-term notes — We recognized a charge related to the early redemption of two medium term-notes in the fourth quarter of 2020. This charge is reflected within "Interest expense" in the Consolidated Statements of Earnings.
The following table summarizes the activities within, and components of, restructuring liabilities for 2022:

(In millions)	December 31, 2022
Balance as of beginning of period	$10
Workforce reduction charges	10
Utilization (1)	(7)
Balance as of end of period (2)	$13
_________________
(1)Principally represents cash payments.
(2)Included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets.

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

Our estimates regarding potential losses and materiality are based on our judgment and assessment of the claims utilizing currently available information. Although we will continue to reassess our estimated liability based on future developments, our objective assessment of the legal merits of such claims may not always be predictive of the outcome and actual results may vary from our current estimates. In 2020, we recorded a loss of $8 million related primarily to adverse developments in several cases related to payments for transportation services in Brazil. In December 2022, we had a favorable development in one of these cases and recorded a $6 million benefit. These items were recorded within "Gain (loss) from discontinued operations, net of tax," in the Consolidated Statement of Earnings.

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

As previously disclosed, between June 2020 and February 2, 2021, five shareholder derivative complaints were filed purportedly on behalf of Ryder against us as nominal defendant and certain of our current and former officers and our current directors. The complaints are generally based on allegations set forth in the Securities Class Action complaint and allege breach

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
of fiduciary duties, unjust enrichment, and waste of corporate assets. The plaintiffs, on our behalf, are seeking an award of monetary damages and restitution to us, improvements in our corporate governance and internal procedures, and legal fees. Three of these derivative complaints were filed in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, which were then consolidated into a single action (the "State Action"). Two of the complaints were filed in U.S. District Court for the Southern District of Florida (the "Federal Actions", and together with the State Action, the "Derivative Cases"). All of the Derivative Cases were stayed (stopped) pending the resolution of the motion to dismiss the Securities Class Action described in the paragraph above. On July 18, 2022, the Federal Actions were further stayed pending the final resolution of the State Action. On July 26, 2022, the State Action was further stayed until the conclusion of summary judgment proceedings in the Securities Class Action (except that certain discovery would be permitted).

We believe the claims asserted in the complaints are without merit and intend to defend against them vigorously.

23. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information was as follows:

	As of and For the years ended December 31,
(In millions)	2022	2021	2020
Interest paid (1)	$214	$208	$246
Income taxes paid	115	45	14
Cash paid for operating lease liabilities	184	98	90
Right-of-use assets obtained in exchange for lease obligations:
Finance leases	12	15	14
Operating leases	340	108	125
Capital expenditures acquired but not yet paid	199	179	109
________________
(1) Excludes cash paid for prepayment penalty related to the early redemption of two medium-term notes in 2020.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets to the amounts shown in the Consolidated Statements of Cash Flows:

	December 31,
(In millions)	2022	2021
Cash and cash equivalents	$267	$234
Restricted cash included in prepaid expenses and other current assets	—	438
Total cash, cash equivalents, and restricted cash	$267	$672

24. ACQUISITIONS
On January 1, 2022, we acquired all the outstanding equity of Whiplash, a leading national provider of omnichannel fulfillment and logistics services for a purchase price of $483 million. The acquisition is included in our SCS business segment, and will expand our e-commerce and omnichannel fulfillment network.

We believe that we have sufficient information to provide a reasonable basis for estimating the fair values of assets acquired and liabilities assumed. The purchase price allocation of estimated fair values reflected were finalized during the fourth quarter of 2022. The following table provides the final purchase price allocation of the fair value of the assets and liabilities for Whiplash as of the acquisition date:

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In millions)	January 1, 2022
Assets:
Current assets:
Cash and cash equivalents	$9
Receivables, net	79
Prepaid expenses and other current assets	4
Total current assets	92
Revenue earning equipment, net	1
Operating property and equipment, net	40
Goodwill	280
Intangible assets, net	150
Sales-type leases and other assets	195
Total assets	758

Liabilities and shareholders' equity:
Current liabilities:
Accounts payable	28
Accrued expenses and other current liabilities	78
Total current liabilities	106
Other non-current liabilities	131
Deferred income tax	38
Total liabilities	275
Net assets acquired	$483

The excess of the purchase consideration over the aggregate estimated fair values of identifiable assets acquired and liabilities assumed was recorded as goodwill. The goodwill recognized reflects anticipated supply chain services growth opportunities and expected synergies of combining Whiplash with our business. None of the goodwill is deductible for income tax purposes. Customer relationship intangible assets are expected to be amortized over 13 years. The purchase price included $438 million of restricted cash placed in escrow and the remaining amount classified as a deposit as of December 31, 2021. These amounts were recorded in "Prepaid expenses and other current assets" in the Consolidated Balance Sheet as of December 31, 2021. The cash paid from escrow during the first quarter of 2022 is reflected in "Acquisitions, net of cash acquired" in the Consolidated Statement of Cash Flows for the year ended December 31, 2022.

On November 1, 2021, we acquired all the outstanding equity of Midwest, a warehousing, distribution, and transportation company based in Woodbridge, IL for a purchase price of $284 million, of which $283 million was paid in 2021. The acquisition is included in our SCS business segment. The acquisition will expand our supply chain services, including multi-customer warehousing and distribution.

The following table provides the final purchase price allocation of the fair value of the assets and liabilities for Midwest as of the acquisition date:

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In millions)	November 1, 2021
Assets:
Current assets:
Cash and cash equivalents	6
Receivables, net	27
Prepaid expenses and other current assets	2
Total current assets	35
Revenue earning equipment, net	10
Operating property and equipment, net	16
Goodwill	95
Intangible assets, net	134
Sales-type leases and other assets	72
Total assets	362

Liabilities and shareholders' equity:
Current liabilities:
Accounts payable	6
Accrued expenses and other current liabilities	14
Total current liabilities	20
Other non-current liabilities	60
Deferred income tax	(2)
Total liabilities	78
Net assets acquired	284

The excess of the purchase consideration over the aggregate estimated fair values of identifiable assets acquired and liabilities assumed was recorded as goodwill. The goodwill recognized reflects supply chain services growth opportunities and expected cost synergies of combining Midwest with our business. All of the goodwill is expected to be deductible for income tax purposes.
For the year ended December 31, 2022, we paid $32 million, net of cash acquired, related to other business combinations, primarily within the SCS segment, which resulted in additions to goodwill and intangible assets of $11 million and $6 million, respectively.

RYDER SYSTEM, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

		Additions
(In millions)	Balance at Beginning of Period	Charged to Earnings	Transferred from Other Accounts (1)	Deductions (2)	Balance at End of Period
2022
Self-insurance accruals (3)	$466	497	95	595	$463
Valuation allowance on deferred tax assets	$24	64	—	—	$88
2021
Self-insurance accruals (3)	$444	478	89	545	$466
Valuation allowance on deferred tax assets	$42	(18)	—	—	$24
2020
Self-insurance accruals (3)	$411	426	89	482	$444
Valuation allowance on deferred tax assets	$18	26	—	2	$42
_______________
(1)Transferred from other accounts includes employee contributions made to the medical and dental self-insurance plans.
(2)Deductions represent write-offs and insurance claim payments during the period.
(3)Self-insurance accruals include vehicle liability, workers’ compensation, property damage, cargo and medical and dental, which comprise our self-insurance programs. Amounts charged to earnings included developments in prior years' selected loss development factors, which benefited earnings by $25 million and $6 million in 2022 and 2021, respectively, and charged earnings by $18 million in 2020.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including Ryder’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2022, Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective.
Management’s Report on Internal Control over Financial Reporting
We excluded PLG Investments I, LLC (Whiplash) from our assessment of internal control over financial reporting as of December 31, 2022, because it was acquired in a purchase business combination during the year ended December 31, 2022. The total assets and total revenues of Whiplash, a wholly-owned subsidiary, represented 2.7% and 5.0%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2022.
Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Certified Public Accounting Firm thereon are set out in Item 8 of Part II of this Form 10-K Annual Report.
Changes in Internal Controls over Financial Reporting
During the three months ended December 31, 2022, there were no changes in Ryder’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect such internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Securities Authorized for Issuance under Equity Compensation Plans

The following table includes information as of December 31, 2022 about certain plans that provide for the issuance of common stock in connection with the exercise of stock options and other share-based awards.

Plans	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (a)
	(a)		(b)		(c)
Equity compensation plans approved by security holders:
Broad based employee and non-employee directors' stock plan	2,803,986	(1)	$74.18	(2)	1,567,422	(3)
Employee stock purchase plan	—		—		1,705,371
Total	2,803,986		$74.18		3,272,793
_______________
(1)Includes broad based employee stock options and other share-based awards of 1,189,313 stock options, 886,678 time-vested restricted stock units and 443,674 performance-based restricted stock units calculated at target. Includes non-employee directors' units of 278,483 time-vested restricted stock units, as well as 5,838 time-vested restricted stock units awarded to non-executive directors and vested but not exercisable until six months after the director's retirement. Refer to Note 18, "Share-Based Compensation Plans", for additional information.
(2)Weighted-average exercise price of outstanding options excludes restricted stock units.
(3)Calculated by reducing shares authorized for issuance by a ratio of two shares for each share issued (on a 1:2 ratio) other than with respect to shares delivered pursuant to a stock option which shall reduce the shares available by one share (on a 1:1 ratio) as set forth under the terms of the 2019 Equity and Incentive Compensation Plan and assuming maximum performance for the performance-based restricted stock units. All future awards issued will reduce the shares available for issuance by the terms set forth in the 2019 Equity and Incentive Compensation Plan, as described in the previous sentence.

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

10.15*	The Form of Amended and Restated Severance Agreement for Executive Officers (other than the Chief Executive Officer)
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

10.37*	Form of Annual Cash Incentive Award Agreement for Executive Officers.
10.38*
Form of Terms and Conditions Applicable to Restricted Stock Rights issued under the Amended and Restated Ryder System, Inc. 2019 Equity and Incentive Compensation Plan, previously filed with the Commission on March 15, 2021 as Appendix A to Ryder System, Inc.’s Definitive Proxy Statement on Schedule 14A, is incorporated by reference to this report.

10.39*
Ryder System, Inc. Amended and Restated 2019 Equity and Incentive Compensation Plan, previously filed with the Commission on March 15, 2021 as Appendix A to Ryder System, Inc.’s Definitive Proxy Statement on Schedule 14A, is incorporated by reference into this report.

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

Exhibit Number	Description
24.1	Manually executed powers of attorney for each of:
	Robert J. Eck	David G. Nord
	Robert A. Hagemann	Abbie J. Smith
	Michael F. Hilton	E. Follin Smith
	Tamara L. Lundgren	Dmitri L. Stockton
	Luis P. Nieto, Jr.	Hansel E. Tookes, II
Charles M. Swoboda

31.1	Certification of Robert E. Sanchez pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of John J. Diez pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32	Certification of Robert E. Sanchez and John J. Diez pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

* Management contract or compensation plan arrangement pursuant to Item 601(b)(10) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 15, 2023	RYDER SYSTEM, INC.

By: /s/ ROBERT E. SANCHEZ
Robert E. Sanchez
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 15, 2023	By: /s/ ROBERT E. SANCHEZ
Robert E. Sanchez
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 15, 2023	By: /s/ JOHN J. DIEZ
John J. Diez
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	February 15, 2023	By: /s/ CRISTINA GALLO-AQUINO
Cristina Gallo-Aquino
Senior Vice President and Controller
(Principal Accounting Officer)

Date:	February 15, 2023	By: ROBERT J. ECK *
Robert J. Eck
Director

Date:	February 15, 2023	By: ROBERT A. HAGEMANN *
Robert A. Hagemann
Director

Date:	February 15, 2023	By: MICHAEL F. HILTON*
Michael F. Hilton
Director

Date:	February 15, 2023	By: TAMARA L. LUNDGREN*
Tamara L. Lundgren
Director

Date:	February 15, 2023	By: LUIS P. NIETO, JR. *
Luis P. Nieto, Jr.
Director

Date:	February 15, 2023	By: DAVID G. NORD *
David G. Nord
Director

Date:	February 15, 2023	By: ABBIE J. SMITH *
Abbie J. Smith
Director

Date:	February 15, 2023	By: E. FOLLIN SMITH *
E. Follin Smith
Director

Date:	February 15, 2023	By: DMITRI L. STOCKTON *
Dmitri L. Stockton
Director

Date:	February 15, 2023	By: CHARLES M. SWOBODA *
Charles M. Swoboda
Director

Date:	February 15, 2023	By: HANSEL E. TOOKES, II *
Hansel E. Tookes, II
Director

Date:	February 15, 2023	*By: /s/ ROBERT D. FATOVIC
Robert D. Fatovic
Attorney-in-Fact, pursuant to a power of attorney