Form 10-Q
period 2023-03-31
RYDER SYSTEM INC
filed 2023-04-26
CIK 85961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No   ☑
The number of shares of Ryder System, Inc. Common Stock outstanding at March 31, 2023, was 46,492,233.

RYDER SYSTEM, INC.
FORM 10-Q QUARTERLY REPORT

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(unaudited)

	Three months ended March 31,
(In millions, except per share amounts)	2023	2022
Lease & related maintenance and rental revenue	$979	$1,025
Services revenue	1,821	1,670
Fuel services revenue	152	159
Total revenue	2,952	2,854

Cost of lease & related maintenance and rental	674	699
Cost of services	1,607	1,450
Cost of fuel services	149	155
Selling, general and administrative expenses	363	342
Non-operating pension costs, net	10	3
Used vehicle sales, net	(72)	(113)
Interest expense	65	52
Miscellaneous income, net	(20)	—
Restructuring and other items, net	(25)	14
	2,751	2,602

Earnings from continuing operations before income taxes	201	252
Provision for income taxes	61	76
Earnings from continuing operations	140	176
Loss from discontinued operations, net of tax	(1)	—
Net earnings	$139	$176

Earnings (loss) per common share — Basic
Continuing operations	$3.00	$3.42
Discontinued operations	(0.01)	—
Net earnings	$2.99	$3.42

Earnings (loss) per common share — Diluted
Continuing operations	$2.95	$3.35
Discontinued operations	(0.01)	—
Net earnings	$2.94	$3.35
See accompanying Notes to Condensed Consolidated Financial Statements.
Note: EPS amounts may not be additive due to rounding.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three months ended March 31,
(In millions)	2023	2022
Net earnings	$139	$176
Other comprehensive income:
Changes in cumulative translation adjustment and unrealized gains from cash flow hedges	9	2

Amortization of pension and postretirement items	7	6
Income tax expense related to amortization of pension and postretirement items	(2)	(1)
Amortization of pension and postretirement items, net of taxes	5	5

Other comprehensive income, net of taxes	14	7

Comprehensive income	$153	$183
See accompanying Notes to Condensed Consolidated Financial Statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(In millions, except share amounts)	March 31, 2023	December 31, 2022
Assets:
Current assets:
Cash and cash equivalents	$253	$267
Receivables, net	1,682	1,610
Inventories	74	78
Prepaid expenses and other current assets	251	245
Total current assets	2,260	2,200
Revenue earning equipment, net	8,253	8,190
Operating property and equipment, net of accumulated depreciation of $1,393 and $1,377	1,093	1,148
Goodwill	861	861
Intangible assets, net	288	295
Operating lease right-of-use assets	673	715
Sales-type leases and other assets	1,115	986
Total assets	$14,543	$14,395

Liabilities and shareholders’ equity:
Current liabilities:
Short-term debt and current portion of long-term debt	$1,674	$1,349
Accounts payable	980	767
Accrued expenses and other current liabilities	1,101	1,200
Total current liabilities	3,755	3,316
Long-term debt	4,666	5,003
Other non-current liabilities	1,507	1,568
Deferred income taxes	1,610	1,571
Total liabilities	11,538	11,458

Commitments and contingencies (Note 15)
Shareholders’ equity:
Preferred stock, no par value per share — authorized, 3,800,917; none outstanding, March 31, 2023 and December 31, 2022	—	—
Common stock, $0.50 par value per share — authorized, 400,000,000; outstanding, March 31, 2023 — 46,492,233 and December 31, 2022 — 46,286,664	23	23
Additional paid-in capital	1,168	1,192
Retained earnings	2,596	2,518
Accumulated other comprehensive loss	(782)	(796)
Total shareholders’ equity	3,005	2,937
Total liabilities and shareholders’ equity	$14,543	$14,395
See accompanying Notes to Condensed Consolidated Financial Statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
(In millions)	2023	2022
Cash flows from operating activities from continuing operations:
Net earnings	$139	$176
Less: Loss from discontinued operations, net of tax	(1)	—
Earnings from continuing operations	140	176
Depreciation expense	445	430
Used vehicle sales, net	(72)	(113)
Amortization expense and other non-cash charges, net	28	31
Non-cash lease expense	59	45
Non-operating pension costs, net and share-based compensation expense	20	14
Deferred income tax expense	42	58
Collections on sales-type leases	30	34
Changes in operating assets and liabilities:
Receivables	(7)	(64)
Inventories	4	(6)
Prepaid expenses and other assets	(26)	(15)
Accounts payable	45	13
Accrued expenses and other liabilities	(230)	(137)
Net cash provided by operating activities from continuing operations	478	466

Cash flows from investing activities from continuing operations:
Purchases of property and revenue earning equipment	(641)	(584)
Sales of revenue earning equipment	216	223
Sales of operating property and equipment	48	3
Acquisitions, net of cash acquired	—	(425)
Net cash used in investing activities from continuing operations	(377)	(783)

Cash flows from financing activities from continuing operations:
Net borrowings (repayments) of commercial paper and other	(216)	63
Debt proceeds	664	650
Debt repayments	(471)	(493)
Dividends on common stock	(35)	(34)
Common stock issued	(23)	(12)
Common stock repurchased	(45)	(300)
Other financing activities	—	(4)
Net cash used in financing activities from continuing operations	(126)	(130)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	11	(4)
Decrease in cash, cash equivalents, and restricted cash	(14)	(451)
Cash, cash equivalents, and restricted cash at beginning of period	267	673
Cash, cash equivalents, and restricted cash at end of period	$253	$222
See accompanying Notes to Condensed Consolidated Financial Statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

	Three months ended March 31, 2023
	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
(In millions, except share amounts in thousands)	Amount	Shares	Par				Total
Balance as of January 1, 2023	$—	46,287	$23	$1,192	$2,518	$(796)	$2,937
Comprehensive income	—	—	—	—	139	14	153
Common stock dividends declared —$0.62 per share	—	—	—	—	(30)	—	(30)
Common stock issued under employee stock award and stock purchase plans and other (1)	—	670	—	(23)	2	—	(21)
Common stock repurchases	—	(465)	—	(12)	(33)	—	(45)
Share-based compensation	—	—	—	11	—	—	11
Balance as of March 31, 2023	$—	46,492	$23	$1,168	$2,596	$(782)	$3,005

	Three months ended March 31, 2022
	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
(In millions, except share amounts in thousands)	Amount	Shares	Par				Total
Balance as of January 1, 2022	$—	53,789	$27	$1,194	$2,266	$(689)	$2,798
Comprehensive income	—	—	—	—	176	7	183
Common stock dividends declared —$0.58 per share	—	—	—	—	(31)	—	(31)
Common stock issued under employee stock award and stock purchase plans and other (1)	—	400	—	(12)	—	—	(12)
Common stock repurchases	—	(3,052)	(1)	(59)	(240)	—	(300)
Share-based compensation	—	—	—	11	—	—	11
Balance as of March 31, 2022	$—	51,137	$26	$1,134	$2,171	$(682)	$2,649
————————————
(1) Net of common shares delivered as payment for the exercise price or to satisfy the holders’ withholding tax liability upon exercise of options.

See accompanying Notes to Condensed Consolidated Financial Statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. GENERAL

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements include the accounts of Ryder System, Inc. (Ryder) and all entities in which Ryder has a controlling voting interest (subsidiaries) and variable interest entities (VIE) where Ryder is determined to be the primary beneficiary in accordance with generally accepted accounting principles in the United States (GAAP). Ryder is deemed to be the primary beneficiary if we have the power to direct the activities that most significantly impact the entity’s economic performance and we share in the significant risks and rewards of the entity. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies described in our 2022 Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements and notes thereto. The year-end condensed balance sheet data was derived from our audited financial statements, but does not include all disclosures required by GAAP. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair statement have been included and the disclosures herein are adequate. The operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. Certain prior period amounts have been reclassified to conform with the current period presentation. We included "Other operating expenses" together with "Selling, general and administrative expenses" in the unaudited Condensed Consolidated Statement of Earnings. In the three months ended March 31, 2022, we previously reported certain costs in "Cost of services" that should have been included in the "Cost of fuel services" within the unaudited Condensed Consolidated Statement of Earnings. These costs were not material to any financial statement line item and we elected to revise the presentation of these prior period costs to conform to the current year presentation in our financial statements. We added the "Operating lease right-of-use assets" financial statement line to the unaudited Condensed Consolidated Balance Sheets. These assets were previously included in "Sales-type leases and other assets" in the unaudited Condensed Consolidated Balance Sheets.

We report our financial performance based on three business segments: (1) Fleet Management Solutions (FMS), which provides full service leasing and leasing with flexible maintenance options, commercial rental and maintenance services of trucks, tractors and trailers to customers principally in the United States (U.S.) and Canada; (2) Supply Chain Solutions (SCS), which provides integrated logistics solutions, including distribution management, dedicated transportation, transportation management, brokerage, e-commerce, last mile, and professional services in North America; and (3) Dedicated Transportation Solutions (DTS), which provides turnkey transportation solutions in the U.S., including dedicated vehicles, professional drivers, management, and administrative support. Dedicated transportation services provided as part of an operationally integrated, multi-service, supply chain solution to SCS customers are primarily reported in the SCS business segment. We substantially completed the exit from our FMS Europe (primarily United Kingdom (U.K.)) business as of December 31, 2022, and we expect to complete the shutdown of operations as well as the sale of the remaining vehicles and properties by mid-2023.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2. SEGMENT REPORTING

Our primary measurement of segment financial performance, defined as segment "Earnings from continuing operations before income taxes" (EBT), includes an allocation of costs from Central Support Services (CSS) and excludes Non-operating pension costs, net, intangible amortization expense, and certain other items as discussed in Note 14, "Other Items Impacting Comparability." The objective of the EBT measurement is to provide clarity on the profitability of each business segment and, ultimately, to hold leadership of each business segment accountable for their allocated share of CSS costs. Certain costs are not attributable to any segment and remain unallocated in CSS, including costs for investor relations, public affairs and certain executive compensation. In the first quarter of 2023, we revised our primary measure of segment financial performance to exclude intangible amortization expense. We revised the presentation of the prior period to conform to the current period presentation. This change did not have a material impact to segment results. Segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented.

The following table sets forth financial information for each of our segments and provides a reconciliation between segment EBT and Earnings from continuing operations before income taxes:

	Three months ended March 31,
(In millions)	2023	2022
Revenue:
Fleet Management Solutions:
ChoiceLease	$776	$764
Commercial rental	304	306
SelectCare and other	182	148
FMS Europe	—	64
Fuel services revenue	241	247
Fleet Management Solutions	1,503	1,529
Supply Chain Solutions	1,201	1,089
Dedicated Transportation Solutions	454	425
Eliminations (1)	(206)	(189)
Total revenue	$2,952	$2,854

Earnings from continuing operations before income taxes:
Fleet Management Solutions	$182	$249
Supply Chain Solutions	17	43
Dedicated Transportation Solutions	29	20
Eliminations	(25)	(26)
	203	286
Unallocated Central Support Services	(15)	(16)
Intangible amortization expense (2)	(9)	(10)
Non-operating pension costs, net (3)	(10)	(3)
Other items impacting comparability, net (4)	32	(5)
Earnings from continuing operations before income taxes	$201	$252
————————————
(1)Represents the elimination of intercompany revenue in our FMS business segment.
(2)Included within "Selling, general and administrative expenses" in our Condensed Consolidated Statements of Earnings.
(3)Refer to Note 13, "Employee Benefit Plans," for a discussion on this item.
(4)Refer to Note 14, "Other Items Impacting Comparability," for a discussion of items excluded from our primary measure of segment performance.

During the first quarter of 2023, we identified impairment indicators primarily associated with specialized sortation and conveyor equipment used in the warehouse operations of a specific SCS customer. The impairment indicators were triggered by the credit deterioration and eventual bankruptcy of this customer in April 2023. These events resulted in a significant decline in the current forecasted operating cash flows associated with the equipment. We performed an asset impairment test under the income-based approach using a discounted cash flow method of valuation and determined we had an impairment of $30 million.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Events and/or changes in circumstances may occur in the near term resulting in a change in management’s estimates of undiscounted cash flows. Any such events or changes could ultimately impact the amount of the impairment loss. In the fourth quarter of 2022, we were notified by this customer of their intent to early terminate operations at one of their distribution centers and we recorded an impairment charge of $20 million in the fourth quarter of 2022.

The following table sets forth the capital expenditures paid for each of our segments:

	Three months ended March 31,
(In millions)	2023	2022
Fleet Management Solutions	$621	$551
Supply Chain Solutions	12	26
Dedicated Transportation Solutions	—	—
Central Support Services	8	7
Purchases of property and revenue earning equipment	$641	$584

3. REVENUE
Disaggregation of Revenue

The following tables disaggregate our revenue recognized by primary geographical market by our reportable business segments and by industry for SCS. Refer to Note 2, "Segment Reporting," for the disaggregation of our revenue by major products/service lines.

Primary Geographical Markets

	Three months ended March 31, 2023
(In millions)	FMS	SCS	DTS	Eliminations	Total
United States	$1,426	$1,069	$454	$(196)	$2,753
Canada	77	62	—	(10)	129
Mexico	—	70	—	—	70
Total revenue	$1,503	$1,201	$454	$(206)	$2,952

	Three months ended March 31, 2022
(In millions)	FMS	SCS	DTS	Eliminations	Total
United States	$1,388	$971	$425	$(179)	$2,605
Canada	77	60	—	(10)	127
Europe	64	—	—	—	64
Mexico	—	58	—	—	58
Total revenue	$1,529	$1,089	$425	$(189)	$2,854

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
Industry

Beginning in the first quarter of 2023, we introduced the omnichannel retail industry to provide better visibility to the revenue mix following recent acquisitions and organic growth. This new vertical includes retail, e-commerce, last mile services, and technology. Our SCS business segment included revenue from the following industries:

	Three months ended March 31,
(In millions)	2023	2022
Omnichannel retail	$453	$418
Automotive	393	354
Consumer packaged goods	227	196
Industrial and other	128	121
Total SCS revenue	$1,201	$1,089
Lease & Related Maintenance and Rental Revenue
The non-lease revenue from maintenance services related to our ChoiceLease product is recognized in "Lease & related maintenance and rental revenue" in the Condensed Consolidated Statements of Earnings. For the three months ended March 31, 2023 and 2022, we recognized $243 million and $257 million, respectively.
Deferred Revenue

The following table includes the changes in deferred revenue due to the collection and deferral of cash or the satisfaction of our performance obligation under the contract:

	Three months ended March 31,
(In millions)	2023	2022
Balance as of beginning of period	$544	$593
Recognized as revenue during period from beginning balance	(56)	(60)
Consideration deferred during period, net	43	48
Foreign currency translation adjustment and other	2	—
Balance as of end of period	$533	$581
Contracted Not Recognized Revenue

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized (contracted not recognized revenue). Contracted not recognized revenue was $2.4 billion as of March 31, 2023, and primarily includes deferred revenue and amounts for ChoiceLease maintenance revenue that will be recognized as revenue in future periods as we provide maintenance services to our customers.

4. RECEIVABLES, NET

(In millions)	March 31, 2023	December 31, 2022
Trade	$1,468	$1,476
Sales-type lease	137	120
Other, primarily warranty and insurance	114	55
	1,719	1,651
Allowance for credit losses and other	(37)	(41)
Receivables, net	$1,682	$1,610

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
The following table provides a reconciliation of our allowance for credit losses and other:

	Three months ended March 31,
(In millions)	2023	2022
Balance as of beginning of period	$41	$31
Changes to provisions for credit losses	8	4
Write-offs and other	(12)	(7)
Balance as of end of period	$37	$28

5. REVENUE EARNING EQUIPMENT, NET

	Estimated Useful Lives (In Years)	March 31, 2023			December 31, 2022
(Dollars in millions)		Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
Held for use:
Trucks	3 — 7	$5,303	$(2,133)	$3,170	$5,282	$(2,114)	$3,168
Tractors	4 — 7.5	7,142	(3,096)	4,046	7,153	(3,153)	4,000
Trailers and other	9.5 — 12	1,615	(693)	922	1,610	(690)	920
Held for sale (1)		463	(348)	115	388	(286)	102
Total		$14,523	$(6,270)	$8,253	$14,433	$(6,243)	$8,190
————————————
(1)Revenue earning equipment held for sale where net book values exceed fair values are adjusted to fair value on a nonrecurring basis and these adjustments are considered Level 3 fair value measurements. The fair value of revenue earning equipment held for sale adjusted with Level 3 fair value measurements were $4 million and $3 million as of March 31, 2023, and December 31, 2022, respectively. The net book value of all other assets held for sale were below fair value.
Residual Value Estimate Changes

We periodically review and adjust, as appropriate, the estimated residual values and useful lives of existing revenue earning equipment for the purposes of recording depreciation expense. Reductions in estimated residual values or useful lives will increase depreciation expense over the remaining useful life of the vehicle. Conversely, an increase in estimated residual values or useful lives will decrease depreciation expense over the remaining useful life of the vehicle. Our review of the estimated residual values and useful lives of revenue earning equipment is based on vehicle class, (i.e., generally subcategories of trucks, tractors and trailers by weight and usage), historical and current market prices, third-party expected future market prices, expected lives of vehicles, and expected sales in the wholesale or retail markets, among other factors. A variety of factors, many of which are outside of our control, could cause residual value estimates to differ from actual used vehicle sales pricing, such as changes in supply and demand of used vehicles; volatility in market conditions; changes in vehicle technology; competitor pricing; regulatory requirements; driver shortages; customer requirements and preferences; and changes in underlying assumption factors. We have disciplines related to the management and maintenance of our vehicles designed to manage the risk associated with the residual values of our revenue earning equipment. For the three months ended March 31, 2023 and 2022, we did not adjust the estimated residual values and useful lives of existing revenue earning equipment.
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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
The components of "Used vehicle sales, net" were as follows:

	Three months ended March 31,
(In millions)	2023	2022
Gains on vehicle sales, net (1)	$(75)	$(115)
Losses from valuation adjustments	3	2
Used vehicle sales, net	$(72)	$(113)
————————————
(1)For the three months ended March 31, 2023 and 2022, gains on vehicle sales, net includes $2 million and $8 million, respectively, related to the exit of the FMS U.K.business.

6. ACCRUED EXPENSES AND OTHER LIABILITIES

	March 31, 2023			December 31, 2022
(In millions)	Accrued Expenses	Non-Current Liabilities	Total	Accrued Expenses	Non-Current Liabilities	Total
Salaries and wages	$131	$—	$131	$259	$—	$259
Deferred compensation	5	86	91	5	80	85
Pension and other employee benefits	14	181	195	29	179	208
Insurance obligations, primarily self-insured	179	296	475	179	309	488
Operating taxes	137	—	137	132	—	132
Interest	41	—	41	41	—	41
Deposits, mainly from customers	81	—	81	84	—	84
Operating lease liabilities	187	506	693	191	541	732
Deferred revenue (1)	184	349	533	178	366	544
Other	142	89	231	102	93	195
Total	$1,101	$1,507	$2,608	$1,200	$1,568	$2,768
 ————————————
(1)Refer to Note 3, "Revenue," for additional information.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
7. LEASES
The components of revenue from leases were as follows:

	Three months ended March 31,
(In millions)	2023	2022
Operating leases
Lease income related to ChoiceLease	$360	$382
Lease income related to commercial rental (1)	$288	$298

Sales-type leases
Interest income related to net investment in leases	$15	$11

Variable lease income excluding commercial rental (1)	$72	$74
————————————
(1)Lease income related to commercial rental includes both fixed and variable lease income. Variable lease income is approximately 15% to 20% of total commercial rental income.

The components of net investment in sales-type leases, which are included in "Receivables, net" and "Sales-type leases and other assets" in the Condensed Consolidated Balance Sheets, were as follows:

(In millions)	March 31, 2023	December 31, 2022
Net investment in the lease — lease payment receivable	$738	$598
Net investment in the lease — unguaranteed residual value in assets	55	43
	793	641
Estimated loss allowance	(5)	(6)
Total	$788	$635

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
8. DEBT

	Weighted Average Interest Rate
(Dollars in millions)	March 31, 2023	Maturities	March 31, 2023	December 31, 2022
Debt:
U.S. commercial paper	5.02%	2026	$457	$672
Canadian commercial paper	—	2026	—	—
Trade receivables financing program	5.60%	2023	215	50
Global revolving credit facility	—	2026	—	—
Unsecured U.S. obligations	4.16%	2027	375	375
Unsecured medium-term note issued February 2018	—	2023	—	450
Unsecured medium-term note issued June 2018	3.75%	2023	450	450
Unsecured medium-term note issued October 2018	3.88%	2023	300	300
Unsecured medium-term note issued February 2019	3.65%	2024	600	600
Unsecured medium-term note issued August 2019	2.50%	2024	550	550
Unsecured medium-term note issued April 2020	4.63%	2025	400	400
Unsecured medium-term note issued May 2020	3.35%	2025	400	400
Unsecured medium-term note issued December 1995	6.95%	2025	150	150
Unsecured medium-term note issued November 2021 (1)	5.50%	2026	274	270
Unsecured medium-term note issued November 2019	2.90%	2026	400	400
Unsecured medium-term note issued February 2022 (1)	4.16%	2027	436	434
Unsecured medium-term note issued May 2022	4.30%	2027	300	300
Unsecured medium-term note issued February 2023	5.65%	2028	500	—
Unsecured foreign obligations	2.88%	2024	50	50
Asset-backed U.S. obligations (2)	3.06%	2023-2029	460	477
Finance lease obligations and other		2023-2041	43	42
			6,361	6,370
Debt issuance costs and original issue discounts			(21)	(18)
Total debt (3)			6,340	6,352
Short-term debt and current portion of long-term debt			(1,674)	(1,349)
Long-term debt			$4,666	$5,003
 ————————————
(1)Includes impact from the fair market values of hedging instruments on our notes, which was $39 million as of March 31, 2023, and $47 million as of December 31, 2022, and was included in "Other non-current liabilities" within the unaudited Condensed Consolidated Balance Sheets. The notional amount of interest rate swaps designated as fair value hedges was $500 million and $450 million as of March 31, 2023 and December 31, 2022, respectively.
(2)Asset-backed U.S. obligations are related to financing transactions backed by a portion of our revenue earning equipment.
(3)The unsecured medium-term notes bear semi-annual interest.

The fair value of total debt (excluding finance lease and asset-backed U.S. obligations) was approximately $5.9 billion and $5.7 billion as of March 31, 2023 and December 31, 2022, respectively. For publicly-traded debt, estimates of fair value were based on market prices. For other debt, fair value was estimated based on a model-driven approach using rates currently available to us for debt with similar terms and remaining maturities. The fair value measurements of our publicly-traded debt and our other debt were classified within Level 2 of the fair value hierarchy.

As of March 31, 2023, there was $943 million available under the global revolving credit facility. In order to maintain availability of funding, we must maintain a ratio of debt to consolidated net worth of less than or equal to 300%, as defined in the credit facility agreement. As of March 31, 2023, the ratio was 156%.

On April 25, 2023, certain terms of our global revolving credit facility were amended. Pursuant to the amendment, among other items, (i) the definition of consolidated net worth was revised to exclude impacts from our exit of the FMS U.K. business,

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(ii) LIBOR was replaced as an available benchmark interest rate with Term SOFR, and (iii) the maximum absolute dollar amounts for our trade receivables financing program and asset-backed financings were removed and only percentage-based maximum amounts remain.

We had letters of credit and surety bonds outstanding of $515 million and $513 million as of March 31, 2023 and December 31, 2022, respectively, which primarily guarantee the payment of insurance claims.

As of March 31, 2023, the available proceeds under the trade receivables financing program were $1 million. As of March 31, 2023, utilization of the credit facility included borrowing of $215 million and letters of credit outstanding of $84 million. On April 24, 2023, we extended the trade receivables financing program for an additional year to April 2024.

The following table summarizes our debt proceeds and repayments in 2023:

Three months ended March 31, 2023
(In millions)	Debt Proceeds		Debt Repayments
Medium-term notes (1)	$499	Medium-term notes	$450
U.S. and foreign term loans, finance lease obligations and other	165	U.S. and foreign term loans, finance lease obligations and other	21
Total debt proceeds	$664	Total debt repaid	$471
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

9. SHARE REPURCHASE PROGRAMS

We maintain two share repurchase programs. The first program authorizes management to repurchase up to 2.5 million shares of common stock, issued to employees under our employee stock plans since September 1, 2021 (the "2021 Anti-Dilutive Program"). The 2021 Anti-Dilutive Program is designed to mitigate the dilutive impact of shares issued under our employee stock plans. The 2021 Anti-Dilutive Program commenced October 14, 2021 and expires October 14, 2023. In February 2023, our board of directors authorized a new discretionary share repurchase program to grant management discretion to repurchase up to 2 million shares of common stock over a period of two years (the "2023 Discretionary Program"). Share repurchases under both programs can be made from time to time using our working capital and a variety of methods, including open-market transactions and trading plans established pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The timing and actual number of shares repurchased are subject to market conditions, legal requirements and other factors, including balance sheet leverage, availability of acquisitions and stock price.
During the three months ended March 31, 2023, we repurchased 0.5 million shares for $45 million under the 2021 Anti-Dilutive Program and did not repurchase any shares under the 2023 Discretionary Program. During the three months ended March 31, 2022, we did not repurchase any shares under the 2021 Anti-Dilutive Program.

In February 2022, our board of directors authorized an accelerated share repurchase program to repurchase up to $300 million of common stock, with final settlement scheduled to occur no later than the end of October 2022. During the three months ended March 31, 2022, we remitted $300 million to our agent for the accelerated share repurchase program. We received an initial share amount of approximately 3 million, representing approximately 80% of the total notional value of the accelerated share repurchase agreement.

10. ACCUMULATED OTHER COMPREHENSIVE LOSS

Comprehensive income presents a measure of all changes in shareholders’ equity except for changes resulting from transactions with shareholders in their capacity as shareholders. The following summary sets forth the components of Accumulated other comprehensive loss, net of tax:

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

	Three months ended March 31,
(In millions)	2023	2022
Cumulative translation adjustments	$(224)	$(159)
Net actuarial loss and prior service cost	(561)	(524)
Unrealized gain from cash flow hedges	3	1
Accumulated other comprehensive loss	$(782)	$(682)

11. EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per common share from continuing operations:

	Three months ended March 31,
(Dollars in millions, except per share amounts; share amounts in thousands)	2023	2022
Earnings per share — Basic: (1)
Earnings from continuing operations	$140	$176
Less: Distributed and undistributed earnings allocated to unvested stock	(1)	(1)
Earnings from continuing operations available to common shareholders	$139	$175

Weighted average common shares outstanding	46,377	51,097

Earnings from continuing operations per common share — Basic	$3.00	$3.42

Earnings per share — Diluted: (1)
Earnings from continuing operations	$140	$176
Less: Distributed and undistributed earnings allocated to unvested stock	—	—
Earnings from continuing operations available to common shareholders — Diluted	$140	$176

Weighted average common shares outstanding — Basic	46,377	51,097
Effect of dilutive equity awards	1,097	1,379
Weighted average common shares outstanding — Diluted	47,474	52,476

Earnings from continuing operations per common share — Diluted	$2.95	$3.35

Anti-dilutive equity awards not included in diluted EPS	627	461
_______________
(1)Amounts in the table may not recalculate exactly due to rounding of earnings and shares.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
12. SHARE-BASED COMPENSATION PLANS

We generally grant share-based awards in the first quarter of each year during our annual equity award process. The vesting conditions for the awards granted were consistent with prior year. The following table is a summary of the awards granted in the first quarter of 2023:

(Shares in millions)	Shares Granted	Weighted-Average Fair Market Value Per Share
Time-vested restricted stock rights	0.2	$96.38
Performance-based restricted stock rights	0.1	101.25
Total	0.3	$98.16

13. EMPLOYEE BENEFIT PLANS

Components of net pension expense were as follows:

	Three months ended March 31,
(In millions)	2023	2022
Company-administered plans:
Interest cost	$22	$16
Expected return on plan assets	(19)	(19)
Amortization of net actuarial loss and prior service cost	7	6
Net pension expense	$10	$3

Company-administered plans:
U.S.	$8	$3
Non-U.S.	2	—
Net pension expense	$10	$3

Non-operating pension costs, net include the amortization of net actuarial loss and prior service cost, interest cost and expected return on plan assets components of pension and postretirement benefit costs, as well as any significant charges for settlements or curtailments if recognized. We do not expect to contribute to our pension plans for the year 2023. We also maintain other postretirement benefit plans that are not reflected in the table above as the amount of postretirement benefit expense for such plans was not material for any period presented.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
14. OTHER ITEMS IMPACTING COMPARABILITY

Our primary measure of segment performance as shown in Note 2, "Segment Reporting," excludes unallocated corporate costs, intangible amortization expense, and certain items we do not believe are representative of the ongoing operations of our business segments. Excluding these other items from our segment measure of performance allows for better year over year comparison:

	Three months ended March 31,
(In millions)	2023	2022
FMS Europe results (1)	$4	$—
Gains on sale of U.K. revenue earning equipment (2)	(2)	(8)
Gains on sale of U.K. properties (3)	(5)	(1)
Commercial claims proceeds, net of fees (1)	(31)	7
Severance and other, net (1)	3	3
FMS U.K. exit	(31)	1
Other, net (1)	(1)	4
Other items impacting comparability	$(32)	$5
________________________
(1)Included within "Restructuring and other items, net" in our Condensed Consolidated Statements of Earnings.
(2)Included within "Used vehicle sales, net" in our Condensed Consolidated Statements of Earnings.
(3)Included within "Miscellaneous income, net" in our Condensed Consolidated Statements of Earnings.

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

Securities Litigation Relating to Residual Value Estimates

On May 20, 2020, a putative class action on behalf of purchasers of our securities who purchased or otherwise acquired their securities between July 23, 2015 and February 13, 2020, inclusive (Class Period), was commenced against Ryder and certain of our current and former officers in the U.S. District Court for the Southern District of Florida (the "Securities Class Action"). The complaint alleges, among other things, that the defendants misrepresented Ryder's depreciation policy and residual value estimates for its vehicles during the Class Period in violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seeks to recover, among other things, unspecified compensatory damages and attorneys' fees and costs. On August 3, 2020, the State of Alaska, Alaska Permanent Fund, the City of Fort Lauderdale General Employees’ Retirement System, and the City of Plantation Police Officers Pension Fund were appointed lead plaintiffs. On October 5, 2020, the lead plaintiffs filed an amended complaint. On December 4, 2020, Ryder and the other named defendants in the case filed a Motion to Dismiss the amended complaint. On May 12, 2022, the court denied the defendants' motion to dismiss. The court entered a case management schedule on June 27, 2022, which, among other things, provides that discovery shall be completed by October 2023 and the commencement of trial in June 2024. On April 18, 2023, the parties reached an agreement in principle to resolve this action, subject to the execution of definitive settlement documentation and court approval. We expect that the settlement amount will be covered by insurance, and accordingly is not material to our financial position or results of operations.

As previously disclosed, between June 2020 and February 2, 2021, five shareholder derivative complaints were filed purportedly on behalf of Ryder against us as nominal defendant and certain of our current and former officers and our current directors. The complaints are generally based on the allegations set forth in the Securities Class Action complaint and allege

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
breach of fiduciary duties, unjust enrichment, and waste of corporate assets. The plaintiffs, on our behalf, are seeking an award of monetary damages and restitution to us, improvements in our corporate governance and internal procedures, and legal fees. Three of these derivative complaints were filed in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, which were then consolidated into a single action (the "State Action"). Two of the complaints were filed in U.S. District Court for the Southern District of Florida (the "Federal Actions", and together with the State Action, the "Derivative Cases"). All of the Derivative Cases were stayed (stopped) pending the resolution of the motion to dismiss the Securities Class Action described in the paragraph above. On July 18, 2022, the Federal Actions were further stayed pending the final resolution of the State Action. On July 26, 2022, the State Action was further stayed until the conclusion of summary judgment proceedings in the Securities Class Action (except that certain discovery would be permitted). We continue to believe that the claims asserted in the complaints are without merit and intend to defend against them vigorously.

16. SUPPLEMENTAL CASH FLOW INFORMATION

	Three months ended March 31,
(In millions)	2023	2022
Interest paid	$63	$48
Income taxes paid	$17	$9
Cash paid for operating lease liabilities	$55	$42
Right-of-use assets obtained in exchange for lease obligations:
Finance leases	$5	$4
Operating leases	$14	$49
Capital expenditures acquired but not yet paid	$361	$257

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included under Item 1, as well as our audited Consolidated Financial Statements and notes thereto and related MD&A included in the 2022 Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform with the current period presentation. We included "Other operating expenses" together with "Selling, general and administrative expenses" in the unaudited Condensed Consolidated Statement of Earnings. In the three months ended March 31, 2022, we previously reported certain costs in "Cost of services" that should have been included in the "Cost of fuel services" within the unaudited Condensed Consolidated Statement of Earnings. These costs were not material to any financial statement line item and we elected to revise the presentation of these prior period costs to conform to the current year presentation in our financial statements.

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

Business Trends

In the three months ended March 31, 2023, market conditions for our used vehicle sales and rental continued to normalize, although used vehicle trends were moderately higher than expected. We are still experiencing favorable trends in logistics and transportation solutions due to secular trends including ongoing supply chain disruptions and a limited supply of vehicles available in the market. These market conditions, along with successful management of initiatives to increase long-term returns, are driving revenue growth and benefiting earnings in our Supply Chain Solutions (SCS) and Dedicated Transportation Solutions (DTS) business segments.

In our Fleet Management Solutions (FMS) North America business, used vehicle pricing declined from the historical highs of the prior year and rental utilization continued to normalize. We anticipate that market conditions for used vehicle sales and rental will continue to weaken in 2023. ChoiceLease vehicle fleet grew during the first quarter and our lease pricing initiatives are delivering improved portfolio returns. We expect to realize incremental earnings benefits as our remaining portfolio is renewed at higher returns.

In our SCS business, strong outsourcing trends in warehousing and distribution continue. Higher pricing and volumes drove strong revenue growth in SCS and DTS. SCS revenue growth also benefited from new contract wins in the prior year. Pricing adjustments and cost recovery initiatives benefited earnings in both segments, with profitability in DTS at the high end of our target range. SCS earnings in the first quarter were adversely affected by a $30 million asset impairment charge related to a customer bankruptcy. We are also seeing weaker trends in the omnichannel retail vertical. In the first quarter of 2023, DTS contract sales activity slowed, consistent with a softer freight environment. We expect the moderation in DTS contract sales activity to continue for the remainder of the year.

While we are experiencing positive momentum in our businesses, other unknown effects from extended higher fuel prices, inflationary cost pressures, labor shortages, extended disruptions in vehicle and vehicle part production and rising interest rates may negatively impact demand for our business and financial results.

SELECTED OPERATING PERFORMANCE ITEMS

•Total revenue of $3.0 billion and operating revenue (a non-GAAP measure) of $2.3 billion for first quarter of 2023 increased 3% and 6%, respectively as compared to prior year, primarily reflecting SCS revenue growth
•Diluted EPS from continuing operations of $2.95 in the first quarter of 2023 versus $3.35 in prior year
•Comparable EPS (a non-GAAP measure) from continuing operations of $2.81 in the first quarter of 2023 down from $3.59 in prior year, reflecting strong but lower results in FMS, and a SCS asset impairment partially offset by lower share count and better results in DTS
•Adjusted Return on Equity (ROE) (a non-GAAP measure) of 27% in the first quarter of 2023

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
•Net cash provided by operating activities from continuing operations of $478 million and free cash flow (a non-GAAP measure) of $101 million in the first quarter of 2023

Total revenue increased 3% in the first quarter of 2023 due to higher operating revenue, partially offset by lower fuel revenue and subcontracted transportation. Operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation) increased 6% in the first quarter of 2023, primarily reflecting SCS revenue growth.

EBT and comparable EBT (a non-GAAP measure) decreased in the first quarter of 2023 primarily due to lower gains on used vehicles sold in North America and lower commercial rental results in FMS and a SCS asset impairment partially offset by higher earnings in DTS.

The following discussion provides a summary of financial highlights that are discussed in more detail throughout our MD&A and within the Notes to Condensed Consolidated Financial Statements:

	Three months ended March 31,		Change 2023/2022
(Dollars in millions, except per share)	2023	2022	Three Months
Total revenue	$2,952	$2,854	3%
Operating revenue (1)	2,346	2,216	6%
Earnings from continuing operations before income taxes (EBT)	$201	$252	(20)%
Comparable EBT (1)	179	260	(31)%
Earnings from continuing operations	140	176	(20)%
Comparable earnings from continuing operations (1)	133	188	(29)%
Net earnings	139	176	(21)%
Comparable EBITDA (1)	628	647	(3)%
Earnings per common share (EPS) — Diluted
Continuing operations	$2.95	$3.35	(12)%
Comparable (1)	2.81	3.59	(22)%
Net earnings	2.94	3.35	(12)%
(1)Non-GAAP financial measure. Refer to the "Non-GAAP Financial Measures" section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.

CONSOLIDATED RESULTS
Lease & Related Maintenance and Rental

	Three months ended March 31,		Change 2023/2022
(Dollars in millions)	2023	2022	Three Months
Lease & related maintenance and rental revenue	$979	$1,025	(4)%
Cost of lease & related maintenance and rental	674	699	(4)%
Gross margin	$305	$326	(6)%
Gross margin %	31%	32%

Lease & related maintenance and rental revenue represent revenue from our ChoiceLease and commercial rental product offerings within our FMS business segment. Revenue decreased 4% in the first quarter of 2023, reflecting a 4% negative impact from the exit of the FMS U.K business.

Cost of lease & related maintenance and rental represents the direct costs related to lease & related maintenance and rental revenue and are comprised of depreciation of revenue earning equipment, maintenance costs (primarily repair parts and labor), and other costs such as licenses, insurance and operating taxes. Cost of lease & related maintenance and rental excludes interest costs from vehicle financing, which are reported within "Interest expense" in our Condensed Consolidated Statements of Earnings. Cost of lease & related maintenance and rental decreased 4% in the first quarter of 2023, primarily from the exit of the FMS U.K. business.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Lease & related maintenance and rental gross margin decreased in the first quarter of 2023, primarily due to lower commercial rental demand partially offset by higher commercial rental pricing. Lease & related maintenance and rental gross margin percentage decreased in the first quarter of 2023, primarily due to lower commercial rental utilization.

Services

	Three months ended March 31,		Change 2023/2022
(Dollars in millions)	2023	2022	Three Months
Services revenue	$1,821	$1,670	9%
Cost of services	1,607	1,450	11%
Gross margin	$214	$220	(3)%
Gross margin %	12%	13%

Services revenue represents all the revenue associated with our SCS and DTS business segments, as well as SelectCare and fleet support services associated with our FMS business segment. Services revenue increased 9% in the first quarter of 2023, due to increases in revenue in SCS and DTS primarily driven by new business, higher volumes and increased pricing. Services revenue also increased from higher volumes in SelectCare.

Cost of services represents the direct costs related to services revenue and is primarily comprised of salaries and employee-related costs, subcontracted transportation (purchased transportation from third parties), fuel, vehicle liability costs and maintenance costs. Cost of services increased 11% in the first quarter of 2023, from growth in revenue and a $30 million SCS asset impairment charge as a result of a customer bankruptcy.

Services gross margin and gross margin as a percentage of revenue decreased in the first quarter of 2023, due to a SCS asset impairment partially offset by higher pricing, new business, and increased volumes.

Fuel

	Three months ended March 31,		Change 2023/2022
(Dollars in millions)	2023	2022	Three Months
Fuel services revenue	$152	$159	(4)%
Cost of fuel services	149	155	(4)%
Gross margin	$3	$4	(25)%
Gross margin %	2%	3%

Fuel services revenue represents fuel services provided to our FMS customers. Fuel services revenue decreased 4% in the first quarter of 2023, primarily reflecting a lower volume of gallons sold partially offset by higher fuel prices passed through to customers.

Cost of fuel services includes the direct costs associated with providing our customers with fuel. These costs include fuel, salaries and employee-related costs of fuel island attendants and depreciation of our fueling facilities and equipment. Cost of fuel services decreased 4% in the first quarter of 2023, as a result of lower volume of gallons sold partially offset by higher fuel prices.

Fuel services gross margin and gross margin as a percentage of revenue declined in the first quarter of 2023, compared to prior year. Fuel is largely a pass-through to customers for which we realize minimal changes in margin during periods of steady market fuel prices. However, fuel services margin is impacted by sudden increases or decreases in market fuel prices during a short period of time, as customer pricing for fuel is established based on current market fuel costs. Fuel services gross margin for the first quarter of 2023, was not significantly impacted by these price change dynamics as fuel prices fluctuated during the period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Selling, General and Administrative Expenses

	Three months ended March 31,		Change 2023/2022
(Dollars in millions)	2023	2022	Three Months
Selling, general and administrative expenses (SG&A)	$363	$342	6%
Percentage of total revenue	12%	12%

SG&A expenses increased 6% in the first quarter of 2023. The increase in SG&A expenses in the first quarter of 2023 primarily reflects higher travel and bad debt expense, strategic investments in information technology and marketing and increased compensation-related expenses. SG&A expenses as a percentage of total revenue remained at 12% for the first quarter of 2023.

Non-Operating Pension Costs, Net

	Three months ended March 31,		Change 2023/2022
(Dollars in millions)	2023	2022	Three Months
Non-operating pension costs, net	$10	$3	233%

Non-operating pension costs, net include the amortization of net actuarial loss and prior service cost, interest cost and expected return on plan assets components of pension and postretirement benefit costs, as well as any significant charges for settlements or curtailments if recognized. The non-operating pension costs, net increased due to higher interest expense from a higher discount rate partially offset by an increase in expected return on plan assets.

Used Vehicle Sales, net

	Three months ended March 31,		Change 2023/2022
(In millions)	2023	2022	Three Months
Gains on used vehicle sales, net	$(72)	$(113)	(36)%

Used vehicle sales, net includes gains or losses from sales of used vehicles, selling costs associated with used vehicles and write-downs of vehicles held for sale to fair market values (referred to as "valuation adjustments"). Used vehicle sales, net decreased in the first quarter of 2023, due to lower proceeds per unit on sales of used vehicles partially offset by higher volumes.

Average proceeds per unit decreased in the first quarter of 2023. The following table presents the average used vehicle pricing changes for North America compared to the prior year:

2023/2022
Three Months
Tractors	(35)%
Trucks	(16)%

Interest Expense

	Three months ended March 31,		Change 2023/2022
(In millions)	2023	2022	Three Months
Interest expense	$65	$52	25%
Effective interest rate	4.1%	3.1%

Interest expense increased 25% in the first quarter of 2023, reflecting higher interest rates primarily from variable rate debt.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Miscellaneous Income, net

	Three months ended March 31,		Change 2023/2022
(In millions)	2023	2022	Three Months
Miscellaneous income, net	$(20)	$—	NM
NM - Denotes Not Meaningful throughout the MD&A

Miscellaneous income, net consists of investment income on securities used to fund certain benefit plans, interest income, gains on sales of operating property, foreign currency transaction remeasurement and other non-operating items. Miscellaneous income, net was $20 million in the first quarter of 2023, primarily reflecting higher gains on sales of properties.
We expect to complete the exit of U.K. operations by mid-2023, and as a result of the liquidation of the balance sheet, we anticipate recognizing a foreign currency cumulative translation adjustment loss of approximately $180 million or $3.75 per share. The foreign currency cumulative translation adjustment loss will have no impact on our consolidated financial position or cash flows.

Restructuring and Other Items, net

	Three months ended March 31,		Change 2023/2022
(In millions)	2023	2022	Three Months
Restructuring and other items, net	$(25)	$14	NM

Refer to Note 14, "Other Items Impacting Comparability," in the Notes to Condensed Consolidated Financial Statements for a discussion of restructuring charges and other items.

Provision for Income Taxes

	Three months ended March 31,		Change 2023/2022
(In millions)	2023	2022	Three Months
Provision for income taxes	$61	$76	(20)%
Effective tax rate from continuing operations	30.5%	30.2%
Comparable effective tax rate on continuing operations (1)	25.5%	27.6%
————————————
(1)Non-GAAP financial measure. Refer to the "Non-GAAP Financial Measures" section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.

Our effective tax rate on continuing operations was 30.5% in the first quarter of 2023 compared to 30.2% in the prior year. The comparable effective tax rate on continuing operations decreased to 25.5% in the first quarter of 2023 from 27.6% in the prior year. The decrease in the comparable rate reflects discrete tax benefits in the first quarter of 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
OPERATING RESULTS BY BUSINESS SEGMENT

	Three months ended March 31,		Change 2023/2022
(In millions)	2023	2022	Three Months
Revenue:
Fleet Management Solutions	$1,503	$1,529	(2)%
Supply Chain Solutions	1,201	1,089	10%
Dedicated Transportation Solutions	454	425	7%
Eliminations	(206)	(189)	(9)%
Total	$2,952	$2,854	3%

Operating Revenue: (1)
Fleet Management Solutions	$1,262	$1,282	(2)%
Supply Chain Solutions	879	738	19%
Dedicated Transportation Solutions	322	296	9%
Eliminations	(117)	(100)	(17)%
Total	$2,346	$2,216	6%

Earnings from continuing operations before income taxes:
Fleet Management Solutions	$182	$249	(27)%
Supply Chain Solutions	17	43	(60)%
Dedicated Transportation Solutions	29	20	45%
Eliminations	(25)	(26)	4%
	203	286	(29)%
Unallocated Central Support Services	(15)	(16)	(6)%
Intangible amortization expense	(9)	(10)	(10)%
Non-operating pension costs (2)	(10)	(3)	233%
Other items impacting comparability, net (3)	32	(5)	NM
Earnings from continuing operations before income taxes	$201	$252	(20)%
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

As part of management’s evaluation of segment operating performance, we define the primary measurement of our segment financial performance as segment "Earnings from continuing operations before income taxes" (EBT), which includes an allocation of Central Support Services (CSS) and excludes non-operating pension costs, intangible amortization expense, and certain other items as discussed in Note 14, "Other Items Impacting Comparability," in the Notes to Condensed Consolidated Financial Statements. CSS represents those costs incurred to support all business segments, including finance and procurement, corporate services, human resources, information technology, public affairs, legal, marketing, and corporate communications.

The objective of the EBT measurement is to provide clarity on the profitability of each business segment and, ultimately, to hold leadership of each business segment accountable for their allocated share of CSS costs. In the first quarter of 2023, we revised our primary measurement of segment financial performance to exclude intangible amortization expense. This change did not have a material impact to segment results. Segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented. Certain corporate costs are not attributable to any segment and remain unallocated in CSS, including costs for investor relations, public affairs and certain executive compensation.

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

The following table sets forth the benefits from equipment contribution included in EBT for our SCS and DTS business segments:

	Three months ended March 31,		Change 2023/2022
(In millions)	2023	2022	Three Months
Equipment Contribution:
Supply Chain Solutions	$10	$10	—%
Dedicated Transportation Solutions	14	16	(13)%
Total	$24	$26	(8)%

The decreased DTS equipment contribution in the first quarter of 2023 was related to lower proceeds on sales of used vehicles and lower utilization of the DTS vehicle fleet.

Items excluded from our segment EBT measure and their classification within our Condensed Consolidated Statements of Earnings are as follows (in millions):

		Three months ended March 31,
Description	Classification	2023	2022
FMS Europe results (1)	Restructuring and other items, net	$(4)	$—
Gains on sale of U.K. revenue earning equipment (1)	Used vehicles sales, net	2	8
Gains on sale of U.K. properties (1)	Miscellaneous income, net	5	1
Commercial claims proceeds, net of fees (1)	Restructuring and other items, net	31	(7)
Severance and other, net (1)	Restructuring and other items, net	(3)	(3)
FMS U.K. exit (1)		31	(1)
Other, net (1)	Restructuring and other items, net	1	(4)
Other items impacting comparability, net		32	(5)
Non-operating pension costs (2)	Non-operating pension costs	(10)	(3)
		$22	$(8)
———————————
(1)Refer to Note 14, "Other Items Impacting Comparability," in the Notes to Condensed Consolidated Financial Statements for additional information.
(2)Includes the amortization of net actuarial loss and prior service cost, interest cost and expected return on plan assets components of pension and postretirement benefit costs, as well as any significant charges for settlements or curtailments if recognized.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Fleet Management Solutions

	Three months ended March 31,		Change 2023/2022
(Dollars in millions)	2023	2022	Three Months
ChoiceLease	$776	$764	2%
Commercial rental (1)	304	306	(1)%
SelectCare and other	182	148	23%
FMS Europe	—	64	NM
Fuel services revenue	241	247	(2)%
FMS total revenue	$1,503	$1,529	(2)%

FMS operating revenue (2)	$1,262	$1,282	(2)%

FMS EBT	$182	$249	(27)%
FMS EBT as a % of FMS total revenue	12.1%	16.3%	(420) bps
FMS EBT as a % of FMS operating revenue (2)	14.4%	19.4%	(500) bps

	Twelve months ended March 31,		Change 2023/2022
	2023	2022
FMS EBT as a % of FMS total revenue	15.7%	14.5%	120 bps
FMS EBT as a % of FMS operating revenue (2)	19.1%	16.8%	230 bps
————————————
(1)For the three months ended March 31, 2023 and 2022, rental revenue from lease customers in place of a lease vehicle represented 37% and 34% of commercial rental revenue, respectively.
(2)Non-GAAP financial measure. Refer to the "Non-GAAP Financial Measures" section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.

FMS total revenue decreased 2% in the first quarter of 2023, due to lower operating revenue (a non-GAAP measure excluding fuel) and lower fuel services revenue due to lower gallons sold partially offset by higher fuel prices passed through to customers. FMS operating revenue decreased 2% in the first quarter of 2023, reflecting a 4% increase in North America due to higher SelectCare and ChoiceLease revenue offset by a 6% negative impact from the exit of the FMS U.K. business.

FMS EBT decreased 27% in the first quarter of 2023, primarily from lower gains on used vehicle sales and decreased commercial rental results. Lower North America gains reflect a 16% and 35% decrease in used truck and tractor pricing, respectively, partially offset by higher volumes. Lower commercial rental results reflect decreased utilization partially offset by a 3% increase in power fleet pricing. Rental power fleet utilization decreased to 75% from a record level of 82% in the first quarter of the prior year, on a 6% larger average power fleet.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Our North America fleet of owned and leased revenue earning equipment and SelectCare vehicles, including vehicles under on-demand maintenance, is summarized as follows (number of units rounded to the nearest hundred):

				Change
	March 31, 2023	December 31, 2022	March 31, 2022	Mar 2023/ Dec 2022	Mar 2023/ Mar 2022
End of period vehicle count
By type:
Trucks (1)	72,900	72,100	70,300	1%	4%
Tractors (2)	70,100	69,300	69,100	1%	1%
Trailers and other (3)	41,800	41,200	39,300	1%	6%
Total	184,800	182,600	178,700	1%	3%

By product line:
ChoiceLease	136,600	134,600	133,900	1%	2%
Commercial rental	41,100	41,800	39,800	(2)%	3%
Service vehicles and other	2,000	2,100	2,000	(5)%	—%
	179,700	178,500	175,700	1%	2%
Held for sale	5,100	4,100	3,000	24%	70%
Total	184,800	182,600	178,700	1%	3%
Memo: U.K. Vehicle Count (excluded from above)	400	1,000	12,300	(60)%	(97)%

Customer vehicles under SelectCare contracts (4)	52,600	54,600	54,500	(4)%	(3)%

Quarterly average vehicle count
By product line:
ChoiceLease	135,300	134,500	133,800	1%	1%
Commercial rental	41,200	41,800	39,300	(1)%	5%
Service vehicles and other	2,000	2,000	2,000	—%	—%
	178,500	178,300	175,100	—%	2%
Held for sale	4,600	3,700	2,700	24%	70%
Total	183,100	182,000	177,800	1%	3%

Customer vehicles under SelectCare contracts (4)	54,100	55,300	53,700	(2)%	1%
Customer vehicles under SelectCare on-demand (5)	5,200	5,800	6,300	(10)%	(17)%
Total vehicles serviced	242,400	243,200	237,800	—%	2%
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
The following table provides information on our North America active ChoiceLease fleet (number of units rounded to nearest hundred) and our commercial rental power fleet (excludes trailers):

				Change
	March 31, 2023	December 31, 2022	March 31, 2022	Mar 2023/ Dec 2022	Mar 2023/ Mar 2022
Active ChoiceLease fleet
End of period vehicle count (1)	129,100	128,400	128,700	1%	—%
Quarterly average vehicle count (1)	128,700	128,800	128,900	—%	—%
Commercial rental statistics
Quarterly commercial rental utilization - power fleet (2)	75%	82%	82%	(800) bps	(700) bps
————————————
(1)Active ChoiceLease vehicles are calculated as those units currently earning revenue and not classified as not yet earning or no longer earning units.
(2)Rental utilization is calculated using the number of days units are rented divided by the number of days units are available to rent based on the days in the calendar year.

Supply Chain Solutions
Beginning in the first quarter of 2023, we introduced the omnichannel retail industry to provide better visibility to the revenue mix following recent acquisitions and organic growth. This new vertical includes retail, e-commerce, last mile services, and technology.

	Three months ended March 31,		Change 2023/2022
(Dollars in millions)	2023	2022	Three Months
Omnichannel retail	$311	$270	15%
Automotive	254	195	30%
Consumer packaged goods	218	187	17%
Industrial and other	96	86	12%
Subcontracted transportation and fuel	322	351	(8)%
SCS total revenue	$1,201	$1,089	10%

SCS operating revenue (1)	$879	$738	19%

SCS EBT	$17	$43	(60)%
SCS EBT as a % of SCS total revenue	1.4%	3.9%	(250) bps
SCS EBT as a % of SCS operating revenue (1)	1.9%	5.8%	(390) bps

Memo:
End of period fleet count (2)	13,500	11,600	16%

	Twelve months ended March 31,		Change 2023/2022
	2023	2022
SCS EBT as a % of SCS total revenue	4.0%	3.7%	30 bps
SCS EBT as a % of SCS operating revenue (1)	5.7%	5.4%	30 bps
————————————
(1)Non-GAAP financial measure. Refer to the "Non-GAAP Financial Measures" section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.
(2)End of period power fleet count is 4,300 and 3,900 as of March 31, 2023 and March 31, 2022, respectively.

SCS total revenue increased 10% in the first quarter of 2023, due to higher operating revenue (a non-GAAP measure excluding subcontracted transportation and fuel) partially offset by lower subcontracted transportation. SCS operating revenue

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
increased 19% in the first quarter of 2023, due to strong revenue growth in all industry verticals primarily reflecting new business, higher volumes and increased pricing.

SCS EBT decreased 60% in the first quarter of 2023, due to a $30 million asset impairment charge related to a customer bankruptcy. Refer to Note 2, "Segment Reporting," for additional discussion. The decrease was partially offset by revenue growth, primarily from automotive vertical performance.

Dedicated Transportation Solutions

	Three months ended March 31,		Change 2023/2022
(Dollars in millions)	2023	2022	Three Months
DTS total revenue	$454	$425	7%

DTS operating revenue (1)	$322	$296	9%

DTS EBT	$29	$20	45%
DTS EBT as a % of DTS total revenue	6.4%	4.7%	170 bps
DTS EBT as a % of DTS operating revenue (1)	9.0%	6.8%	220 bps

Memo:
End of period fleet count (2)	11,400	11,700	(3)%

	Twelve months ended March 31,		Change 2023/2022
	2023	2022
DTS EBT as a % of DTS total revenue	6.1%	3.6%	250 bps
DTS EBT as a % of DTS operating revenue (1)	8.8%	5.0%	380 bps
————————————
(1)Non-GAAP financial measure. Refer to the "Non-GAAP Financial Measures" section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.
(2)End of period power fleet count is 5,400 as of March 31, 2023 and March 31, 2022.

DTS total revenue increased 7% in the first quarter of 2023, primarily due to higher operating revenue (a non-GAAP measure excluding subcontracted transportation and fuel). DTS operating revenue increased 9% in the first quarter of 2023, due to increased pricing and volumes.

DTS EBT increased 45% in the first quarter of 2023, due to revenue growth and improved conditions for hiring professional drivers.

Central Support Services

	Three months ended March 31,		Change 2023/2022
(Dollars in millions)	2023	2022	Three Months
Total CSS	$103	$97	6%
Allocation of CSS to business segments	(88)	(81)	9%
Unallocated CSS	$15	$16	(6)%

Total CSS costs increased 6% in the first quarter of 2023, primarily due to strategic investments in information technology and marketing and increased professional fees partially offset by the gain from the sale of our corporate headquarters building and lower compensation-related expenses. Unallocated CSS slightly decreased in the first quarter of 2023 reflecting the gain from the sale of our corporate headquarters building offset by increased professional fees.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
FINANCIAL RESOURCES AND LIQUIDITY
Cash Flows
The following is a summary of our cash flows from continuing operations:

	Three months ended March 31,
(In millions)	2023	2022
Net cash provided by (used in):
Operating activities	$478	$466
Investing activities	(377)	(783)
Financing activities	(126)	(130)
Effect of exchange rate changes on cash	11	(4)
Net change in cash, cash equivalents, and restricted cash	$(14)	$(451)

	Three months ended March 31,
(In millions)	2023	2022
Net cash provided by operating activities
Earnings from continuing operations	$140	$176
Non-cash and other, net	522	465
Collections on sales-type leases	30	34
Changes in operating assets and liabilities	(214)	(209)
Cash flows from operating activities from continuing operations	$478	$466

Cash provided by operating activities increased to $478 million for the three months ended March 31, 2023, compared with $466 million in 2022, primarily reflecting higher cash earnings. Cash used in investing activities decreased to $377 million for the three months ended March 31, 2023, compared with $783 million in 2022, primarily due to the acquisition of the Whiplash business in 2022. Cash used in financing activities decreased to $126 million for the three months ended March 31, 2023, compared with $130 million in 2022.

The following table shows our free cash flow computation:

	Three months ended March 31,
(In millions)	2023	2022
Net cash provided by operating activities	$478	$466
Sales of revenue earning equipment (1)	216	223
Sales of operating property and equipment (1)	48	3
Total cash generated (2)	742	692
Purchases of property and revenue earning equipment (1)	(641)	(584)
Free cash flow (2)	$101	$108
————————————
(1)Included in cash flows from investing activities.
(2)Non-GAAP financial measure. Reconciliations of net cash provided by operating activities to total cash generated and to free cash flow are set forth in this table. Refer to the "Non-GAAP Financial Measures" section of this MD&A for the reasons why management believes this measure is important to investors.

Free cash flow (a non-GAAP measure) of $101 million for the three months ended March 31, 2023, compared to $108 million in 2022, was generally unchanged as increase in cash paid for capital expenditures was largely offset by higher proceeds from the sale of operating property and equipment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
The following table provides a summary of gross capital expenditures:

	Three months ended March 31,
(In millions)	2023	2022
Revenue earning equipment:
ChoiceLease	$579	$422
Commercial rental	177	180
	756	602
Operating property and equipment	46	60
Gross capital expenditures	802	662
Changes to liabilities related to purchases of property and revenue earning equipment	(161)	(78)
Cash paid for purchases of property and revenue earning equipment	$641	$584

Gross capital expenditures increased to $802 million for the three months ended March 31, 2023, primarily reflecting higher planned investments in ChoiceLease.

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

Cash and cash equivalents totaled $253 million as of March 31, 2023. As of March 31, 2023, $206 million was held outside the U.S. and is available to fund operations. Our intention is to permanently reinvest the earnings of our foreign subsidiaries, with the exception of our U.K. and Germany subsidiaries where the assertion was removed in 2021. Federal, state and foreign income taxes, withholding taxes and the tax impact of foreign currency exchange gains or losses were considered on the remaining U.K. and Germany undistributed earnings as of March 31, 2023, and there was no impact to deferred taxes. In February 2023, we repatriated $38 million of foreign earnings from the U.K.

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

In February 2023, we issued an aggregate principal amount of $500 million unsecured medium-terms notes that mature on March 1, 2028. The notes bear interest at a rate of 5.65% per year. Refer to Note 8, "Debt," in the Notes to Condensed Consolidated Financial Statements for additional information on our global revolving credit facility, trade receivables financing program, medium-term notes, and asset-backed financing obligations.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Our debt ratings and rating outlooks as of March 31, 2023, were as follows:

Rating Summary
	Short-term	Short-term Outlook	Long-term	Long-term Outlook
Standard & Poor’s Ratings Services (1)	A2	—	BBB	Stable
Moody’s Investors Service	P2	Stable	Baa2	Stable
Fitch Ratings	F2	—	BBB+	Stable
DBRS	R-1 (Low)	Stable	A (Low)	Stable
————————————
(1)In April 2023, the long-term rating was upgraded to BBB+.

As of March 31, 2023, we had the following amounts available to fund operations under the following facilities:

(In millions)
Global revolving credit facility	$943
Trade receivables financing program	$1

In accordance with our funding philosophy, we attempt to align the aggregate average remaining re-pricing life of our debt with the aggregate average remaining re-pricing life of our vehicle assets. We utilize both fixed-rate and variable-rate debt to achieve this alignment and generally target a mix of 20% - 40% variable-rate debt as a percentage of total debt outstanding. The variable-rate portion of our total debt (including notional value of swap agreements) was 18% and 19% as of March 31, 2023 and December 31, 2022, respectively.

Our debt to equity ratio was 211% and 216% as of March 31, 2023 and December 31, 2022, respectively. The debt to equity ratio represents total debt divided by total equity.

Share Repurchases and Cash Dividends

As of March 31, 2023, we repurchased 0.5 million shares for $45 million under the 2021 Anti-Dilutive program.

Refer to Note 9, "Share Repurchase Programs," in the Notes to Condensed Consolidated Financial Statements for a discussion on our share repurchase programs.

In February 2023 and 2022, our board of directors declared a quarterly cash dividend of $0.62 and $0.58 per share of common stock, respectively.

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

Operating Revenue Measures:
Operating Revenue FMS Operating Revenue SCS Operating Revenue DTS Operating Revenue FMS EBT as a % of FMS Operating Revenue SCS EBT as a % of SCS Operating Revenue DTS EBT as a % of DTS Operating Revenue
Operating revenue is defined as total revenue for Ryder or each business segment (FMS, SCS and DTS) excluding any (1) fuel and (2) subcontracted transportation. We believe operating revenue provides useful information to investors as we use it to evaluate the operating performance of our core businesses and as a measure of sales activity at the consolidated level for Ryder System, Inc., as well as for each of our business segments. We also use segment EBT as a percentage of segment operating revenue for each business segment for the same reason. Note: FMS EBT, SCS EBT and DTS EBT, our primary measures of segment performance, are not non-GAAP measures.

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

Adjusted ROE is defined as adjusted net earnings divided by adjusted average shareholders' equity and represents the rate of return on shareholders' investment. Other items impacting comparability described above are excluded, as applicable, from the calculation of adjusted net earnings and adjusted average shareholders' equity. We use adjusted ROE as an internal measure of how effectively we use the owned capital invested in our operations.

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

	Continuing Operations
	Three months ended March 31,
(In millions, except per share amount)	2023	2022
EBT	$201	$252
Non-operating pension costs, net	10	3
FMS U.K. exit (1)	(31)	1
Other, net (1)	(1)	4
Comparable EBT	$179	$260

Earnings	$140	$176
Non-operating pension costs, net	8	2
FMS U.K. exit (1)	(31)	1
Other, net (1)	(1)	4
Tax adjustments, net (2)	17	5
Comparable Earnings	$133	$188

Diluted EPS	$2.95	$3.35
Non-operating pension costs, net	0.17	0.04
FMS U.K. exit (1)	(0.66)	0.02
Other, net (1)	(0.01)	0.08
Tax adjustments, net (2)	0.36	0.10
Comparable EPS	$2.81	$3.59
————————————
(1)Refer to Note 14, “Other Items Impacting Comparability,” in the Notes to Condensed Consolidated Financial Statements for additional information.
(2)Adjustments include the global tax impacts related to the FMS U.K. exit in the first quarter of 2023, and gains on sales of U.K. revenue earning equipment and properties in the first quarter of 2022.

Note: Amounts may not be additive due to rounding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

The following table provides a reconciliation of the effective tax rate to the comparable tax rate:

	Three months ended March 31,
(In millions)	2023	2022
Effective tax rate on continuing operations (1)	30.5%	30.2%
Tax adjustments and income tax effects of non-GAAP adjustments (2)	(5.0)%	(2.6)%
Comparable effective tax rate on continuing operations (1)	25.5%	27.6%
————————————
(1)The effective tax rate on continuing operations and comparable tax rate are based on EBT and comparable EBT, respectively, found on the previous page.
(2)Refer to the table above for more information on tax adjustments. Income tax effects of non-GAAP adjustments are calculated based on the marginal tax rates to which the non-GAAP adjustments are related.

The following table provides a reconciliation of earnings to comparable EBITDA:

	Three months ended March 31,
(In millions)	2023	2022
Net earnings	$139	$176
Loss from discontinued operations, net of tax	1	—
Provision for income taxes	61	76
EBT	201	252
Non-operating pension costs, net	10	3
Other items impacting comparability, net (1)	(32)	5
Comparable EBT	179	260
Interest expense	65	52
Depreciation	445	430
Used vehicle sales, net (2)	(70)	(105)
Amortization	9	10
Comparable EBITDA	$628	$647
————————————
(1)Refer to the table above in the Operating Results by Segment for a discussion on items excluded from our comparable measures and their classification within our Condensed Consolidated Statements of Earnings and Note 14,“Other Items Impacting Comparability” in the Notes to Condensed Consolidated Financial Statements for additional information.
(2)Refer to Note 5,"Revenue Earning Equipment, net," in the Notes to Consolidated Financial Statements for additional information. In 2023, used vehicle sales, net of $2 million related to the sale of used vehicles in the U.K. is excluded as it is included above in "Other Items Impacting Comparability."

The following table provides a reconciliation of total revenue to operating revenue:

	Three months ended March 31,
(In millions)	2023	2022
Total revenue	$2,952	$2,854
Subcontracted transportation and fuel	(606)	(638)
Operating revenue	$2,346	$2,216

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
The following table provides a reconciliation of FMS total revenue to FMS operating revenue:

	Three months ended March 31,		Twelve months ended March 31,
(Dollars in millions)	2023	2022	2023	2022
FMS total revenue	$1,503	$1,529	$6,301	$5,873
Fuel services revenue	(241)	(247)	(1,108)	(818)
FMS operating revenue	$1,262	$1,282	$5,193	$5,055

FMS EBT	$182	$249	$990	$850
FMS EBT as a % of FMS total revenue	12.1%	16.3%	15.7%	14.5%
FMS EBT as a % of FMS operating revenue	14.4%	19.4%	19.1%	16.8%
————————————

The following table provides a reconciliation of SCS total revenue to SCS operating revenue:

	Three months ended March 31,		Twelve months ended March 31,
(Dollars in millions)	2023	2022	2023	2022
SCS total revenue	$1,201	$1,089	$4,832	$3,537
Subcontracted transportation and fuel	(322)	(351)	(1,437)	(1,091)
SCS operating revenue	$879	$738	$3,395	$2,446

SCS EBT	$17	$43	$194	$132
SCS EBT as a % of SCS total revenue	1.4%	3.9%	4.0%	3.7%
SCS EBT as a % of SCS operating revenue	1.9%	5.8%	5.7%	5.4%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

The following table provides a reconciliation of DTS total revenue to DTS operating revenue:

	Three months ended March 31,		Twelve months ended March 31,
(Dollars in millions)	2023	2022	2023	2022
DTS total revenue	$454	$425	$1,815	$1,562
Subcontracted transportation and fuel	(132)	(129)	(550)	(447)
DTS operating revenue	$322	$296	$1,265	$1,115

DTS EBT	$29	$20	$111	$56
DTS EBT as a % of DTS total revenue	6.4%	4.7%	6.1%	3.6%
DTS EBT as a % of DTS operating revenue	9.0%	6.8%	8.8%	5.0%

The following tables provide numerical reconciliations of net earnings to adjusted net earnings and average shareholders' equity to adjusted average shareholders' equity (Adjusted ROE), and of the non-GAAP elements used to calculate the adjusted return on equity to the corresponding GAAP measures:

	Twelve months ended March 31,
(Dollars in millions)	2023	2022
Net earnings	$832	$644
Other items impacting comparability, net (1)	(121)	(13)
Income taxes (2)	339	228
Adjusted earnings before income taxes	1,050	859
Adjusted income taxes (3)	(280)	(215)
Adjusted net earnings [A]	$770	$644

Average shareholders’ equity	$2,887	$2,532
Average adjustments to shareholders’ equity (4)	(15)	(2)
Adjusted average shareholders’ equity [B]	$2,872	$2,530
Adjusted return on equity [A/B]	27%	25%
————————————
(1)Refer to the table below for (benefit) and charge adjustments to net earnings, net for the 12-month rolling period.
(2)Includes income taxes on discontinued operations.
(3)Represents provision for income taxes plus income taxes on other items impacting comparability.
(4)Represents the impact of other items impacting comparability, net of tax, to equity for the respective period.

Note: Amounts may not be additive due to rounding.

	Twelve months ended March 31,
(In millions)	2023	2022
FMS U.K. exit	$(114)	$(28)
Other, net	(7)	10
ERP implementation costs	—	5
Other items impacting comparability, net	$(121)	$(13)

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
•our expectations with respect to a softening macroeconomic and freight environment;
•our expectations regarding supply of vehicles and its effect on pricing and demand;
•the expected pricing for used vehicles and sales channel mix;
•our expectations regarding the impact of labor shortages and subcontracted transportation costs;
•our expectations in our FMS business segment regarding ChoiceLease;

•our expectations in our SCS and DTS business segments related to revenue and earnings growth and contract sales activity;

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
•the anticipated impact of fuel and energy prices, interest rate movements, subcontracted transportation costs, and exchange rate fluctuations;
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

•our expectations regarding the benefits from our strategic investments and initiatives;
•our expectations regarding the exit of the FMS U.K. business and the timing of such exit;
•our expectation regarding a material foreign currency cumulative translation adjustments loss;
•our expectations regarding the achievement of our return on equity improvement initiatives;

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
•our expectations regarding the diminishing impact of prior residual value estimate changes on return on equity improvement;
•our expectations with respect to the asset impairment charge associated with specialized sortation and conveyor equipment used in the warehouse operation of a specific SCS customer;
•the anticipated impact of inflationary pressures;
•our expectations of the long-term residual values of revenue earnings equipment, including the probability of incurring losses or having to decrease residual value estimates in the event of a potential cyclical downturn; and
•our expectations regarding the U.S. federal, state and foreign tax positions and realizability of deferred tax assets.
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
◦Competition from other service providers, some of which may have greater capital resources or lower capital costs, or from our customers, who may choose to provide services themselves.
◦Continued consolidation in the markets where we operate, which may create large competitors with greater financial resources.
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
AND RESULTS OF OPERATIONS — (Continued)
◦Decreases in volume in our omnichannel retail vertical.
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
◦Difficulties in attracting and retaining professional drivers, warehouse personnel and technicians due to labor shortages, which may result in higher costs to procure drivers and technicians and higher turnover rates affecting our customers.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to Ryder’s exposures to market risks since December 31, 2022. Please refer to the 2022 Annual Report on Form 10-K for a complete discussion of Ryder’s exposures to market risks.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

As of the end of the first quarter of 2023, we carried out an evaluation, under the supervision and with the participation of management, including Ryder’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the first quarter of 2023, Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2023, there were no changes in Ryder's internal control over financial reporting that have materially affected or are reasonably likely to materially affect such internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of our material pending legal proceedings, please refer to Note 15, "Contingencies and Other Matters," in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

To our knowledge and except to the extent additional factual information disclosed in this Quarterly Report on Form 10-Q relates to such risk factors, there have been no material changes in the risk factors described in "Item 1A. Risk Factors" in our Form 10-K for the year ended December 31, 2022, filed with the SEC on February 15, 2023. Our operations could also be affected by additional risk factors that are not presently known to us or by factors that we currently consider not material to our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases we made of our common stock during the three months ended March 31, 2023:

(Dollars in millions, except per share)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Discretionary and Anti-Dilutive Programs (2)
January 1 through January 31, 2023	60	$83.40	—	1,574,607
February 1 through February 28, 2023	788,489	97.18	465,110	1,109,497
March 1 through March 31, 2023	195	86.08	—	1,109,497
Total	788,744	$97.18	465,110
 ————————————
(1)During the three months ended March 31, 2023, we purchased an aggregate of 323,634 shares of our common stock in employee-related transactions. Employee-related transactions may include: (i) shares of common stock withheld as payment for the exercise price of options exercised or to satisfy the tax withholding liability associated with our share-based compensation programs and (ii) open-market purchases by the trustee of Ryder’s deferred compensation plans relating to investments by employees in our stock, one of the investment options available under the plans.

(2)Our board of directors authorized management to repurchase up to 2.5 million shares of common stock, issued to employees under the company's employee stock plans since September 1, 2021 (the "2021 Anti-Dilutive Program"). The 2021 Anti-Dilutive Program is designed to mitigate the dilutive impact of shares issued under our employee stock plans. The 2021 Anti-Dilutive Repurchase Program commenced on October 14, 2021 and expires on October 14, 2023. In February 2023, our board of directors authorized a new discretionary share repurchase program to grant management discretion to repurchase up to 2 million shares of common stock over a period of two years (the "2023 Discretionary Program"). Share repurchases under both programs can be made from time to time using our working capital and a variety of methods, including open-market transactions and trading plans established pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The timing and actual number of shares repurchased are subject to market conditions, legal requirements and other factors, including balance sheet leverage, availability of acquisitions and stock price.

ITEM 5. OTHER INFORMATION

On April 25, 2023, certain terms of our global revolving credit facility were amended. Pursuant to the amendment, among other items, (i) the definition of consolidated net worth was revised to exclude impacts from our exit of the FMS U.K. business, (ii) LIBOR was replaced as an available benchmark interest rate with Term SOFR, and (iii) the maximum absolute dollar amounts for our trade receivables financing programs and asset-backed financings were removed and only percentage-based maximum amounts remain.

ITEM 6. EXHIBITS

Exhibit Number	Description
10*
First Amendment to Third Amended and Restated Global Revolving Credit Agreement, dated as of December 14, 2021, by and among Ryder System, Inc., certain Ryder subsidiaries, and the lenders and agents named therein

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

RYDER SYSTEM, INC.
(Registrant)

Date:	April 26, 2023	By:	/s/ JOHN J. DIEZ
John J. Diez
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	April 26, 2023	By:	/s/ CRISTINA GALLO-AQUINO
Cristina Gallo-Aquino
Senior Vice President and Controller
(Principal Accounting Officer)