Form 10-Q
period 2023-06-30
RYDER SYSTEM INC
filed 2023-07-26
CIK 85961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
Commission File Number: 1-4364

RYDER SYSTEM, INC.
(Exact name of registrant as specified in its charter)

Florida			59-0739250
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

11690 N.W. 105th Street
Miami,	Florida	33178	(305) 500-3726
(Address of principal executive offices, including zip code)			(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ryder System, Inc. Common Stock ($0.50 par value)	R	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No   ☑
The number of shares of Ryder System, Inc. Common Stock outstanding at June 30, 2023, was 45,527,262.

RYDER SYSTEM, INC.
FORM 10-Q QUARTERLY REPORT

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
(In millions, except per share amounts)	2023	2022	2023	2022
Lease & related maintenance and rental revenue	$976	$1,050	$1,955	$2,075
Services revenue	1,778	1,777	3,599	3,447
Fuel services revenue	130	207	282	366
Total revenue	2,884	3,034	5,836	5,888

Cost of lease & related maintenance and rental	661	688	1,335	1,387
Cost of services	1,507	1,523	3,114	2,973
Cost of fuel services	126	199	275	354
Selling, general and administrative expenses	343	361	706	703
Non-operating pension costs, net	10	2	20	5
Used vehicle sales, net	(55)	(130)	(127)	(243)
Interest expense	72	56	137	108
Miscellaneous income, net	(11)	(14)	(31)	(14)
Currency translation adjustment loss	188	—	188	—
Restructuring and other items, net	(1)	11	(26)	25
	2,840	2,696	5,591	5,298

Earnings from continuing operations before income taxes	44	338	245	590
Provision for income taxes	62	98	123	174
Earnings (loss) from continuing operations	(18)	240	122	416
Loss from discontinued operations, net of tax	—	(1)	(1)	(1)
Net earnings (loss)	$(18)	$239	$121	$415

Earnings (loss) per common share — Basic
Continuing operations	$(0.39)	$4.80	$2.64	$8.20
Discontinued operations	(0.01)	(0.02)	(0.02)	(0.02)
Net earnings (loss)	$(0.40)	$4.78	$2.61	$8.18

Earnings (loss) per common share — Diluted
Continuing operations	$(0.39)	$4.72	$2.60	$8.05
Discontinued operations	(0.01)	(0.02)	(0.02)	(0.02)
Net earnings (loss)	$(0.40)	$4.70	$2.57	$8.03
See accompanying Notes to Condensed Consolidated Financial Statements.
Note: EPS amounts may not be additive due to rounding.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three months ended June 30,		Six months ended June 30,
(In millions)	2023	2022	2023	2022
Net earnings (loss)	$(18)	$239	$121	$415
Other comprehensive income:
Changes in cumulative translation adjustment and unrealized gains from cash flow hedges	207	(44)	216	(42)

Amortization of pension and postretirement items	6	5	13	11
Income tax expense related to amortization of pension and postretirement items	(1)	(2)	(3)	(3)
Amortization of pension and postretirement items, net of taxes	5	3	10	8

Change in net actuarial loss and prior service cost	—	2	—	2
Income tax expense related to change in net actuarial loss and prior service cost	—	(1)	—	(1)
Change in net actuarial loss and prior service cost, net of taxes	—	1	—	1

Other comprehensive income (loss), net of taxes	212	(40)	226	(33)

Comprehensive income	$194	$199	$347	$382
See accompanying Notes to Condensed Consolidated Financial Statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(In millions, except share amounts)		June 30, 2023	December 31, 2022
Assets:
Current assets:
Cash and cash equivalents		$218	$267
Receivables, net		1,572	1,610
Inventories		74	78
Prepaid expenses and other current assets		253	245
Total current assets		2,117	2,200
Revenue earning equipment, net		8,795	8,190
Operating property and equipment, net of accumulated depreciation of $1,429 and $1,377	0	1,132	1,148
Goodwill		861	861
Intangible assets, net		281	295
Operating lease right-of-use assets		766	715
Sales-type leases and other assets		1,019	986
Total assets		$14,971	$14,395

Liabilities and shareholders' equity:
Current liabilities:
Short-term debt and current portion of long-term debt		$1,330	$1,349
Accounts payable		934	767
Accrued expenses and other current liabilities		1,147	1,200
Total current liabilities		3,411	3,316
Long-term debt		5,195	5,003
Other non-current liabilities		1,604	1,568
Deferred income taxes		1,665	1,571
Total liabilities		11,875	11,458

Commitments and contingencies (Note 14)
Shareholders' equity:
Preferred stock, no par value per share — authorized, 3,800,917; none outstanding, June 30, 2023 and December 31, 2022		—	—
Common stock, $0.50 par value per share — authorized, 400,000,000; outstanding, June 30, 2023 — 45,527,262 and December 31, 2022 — 46,286,664		23	23
Additional paid-in capital		1,154	1,192
Retained earnings		2,489	2,518
Accumulated other comprehensive loss		(570)	(796)
Total shareholders' equity		3,096	2,937
Total liabilities and shareholders' equity		$14,971	$14,395
See accompanying Notes to Condensed Consolidated Financial Statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
(In millions)	2023	2022
Cash flows from operating activities from continuing operations:
Net earnings	$121	$415
Less: Loss from discontinued operations, net of tax	(1)	(1)
Earnings from continuing operations	122	416
Depreciation expense	857	854
Used vehicle sales, net	(127)	(243)
Currency translation adjustment loss	188	—
Amortization expense and other non-cash charges, net	44	50
Non-cash lease expense	124	93
Non-operating pension costs, net and share-based compensation expense	41	28
Deferred income tax expense	94	123
Collections on sales-type leases	63	64
Changes in operating assets and liabilities:
Receivables	92	(187)
Inventories	4	(13)
Prepaid expenses and other assets	(4)	(31)
Accounts payable	(2)	82
Accrued expenses and other liabilities	(275)	(133)
Net cash provided by operating activities from continuing operations	1,221	1,103

Cash flows from investing activities from continuing operations:
Purchases of property and revenue earning equipment	(1,652)	(1,195)
Sales of revenue earning equipment	394	601
Sales of operating property and equipment	53	35
Acquisitions, net of cash acquired	—	(430)
Other investing activities	(2)	7
Net cash used in investing activities from continuing operations	(1,207)	(982)

Cash flows from financing activities from continuing operations:
Net borrowings (repayments) of commercial paper and other	(27)	208
Debt proceeds	1,314	951
Debt repayments	(1,124)	(1,111)
Dividends on common stock	(63)	(63)
Common stock issued	(18)	(9)
Common stock repurchased	(133)	(300)
Other financing activities	(6)	(6)
Net cash used in financing activities from continuing operations	(57)	(330)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(6)	(15)
Decrease in cash, cash equivalents, and restricted cash	(49)	(224)
Cash, cash equivalents, and restricted cash at beginning of period	267	672
Cash, cash equivalents, and restricted cash at end of period	$218	$448

See accompanying Notes to Condensed Consolidated Financial Statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

	Three months ended June 30, 2023
	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
(In millions, except share amounts in thousands)	Amount	Shares	Par				Total
Balance as of April 1, 2023	$—	46,492	$23	$1,168	$2,596	$(782)	$3,005
Comprehensive income	—	—	—	—	(18)	212	194
Common stock dividends declared —$0.62 per share	—	—	—	—	(29)	—	(29)
Common stock issued under employee stock award and stock purchase plans and other (1)	—	115	1	2	—	—	3
Common stock repurchases	—	(1,080)	(1)	(27)	(60)	—	(88)
Share-based compensation	—	—	—	11	—	—	11
Balance as of June 30, 2023	$—	45,527	$23	$1,154	$2,489	$(570)	$3,096

	Three months ended June 30, 2022
	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
(In millions, except share amounts in thousands)	Amount	Shares	Par				Total
Balance as of April 1, 2022	$—	51,137	$26	$1,134	$2,171	$(682)	$2,649
Comprehensive income	—	—	—	—	239	(40)	199
Common stock dividends declared —$0.58 per share	—	—	—	—	(30)	—	(30)
Common stock issued under employee stock award and stock purchase plans and other (1)	—	58	—	3	—	—	3
Common stock repurchases	—	—	—	—	—	—	—
Share-based compensation	—	—	—	12	—	—	12
Balance as of June 30, 2022	$—	51,195	$26	$1,149	$2,380	$(722)	$2,833
————————————
(1)Net of common shares delivered as payment for the exercise price or to satisfy the holders' withholding tax liability upon exercise of options.

See accompanying Notes to Condensed Consolidated Financial Statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

	Six months ended June 30, 2023
	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
(In millions, except share amounts in thousands)	Amount	Shares	Par				Total
Balance as of January 1, 2023	$—	46,287	$23	$1,192	$2,518	$(796)	$2,937
Comprehensive income	—	—	—	—	121	226	347
Common stock dividends declared —$1.24 per share	—	—	—	—	(59)	—	(59)
Common stock issued under employee stock award and stock purchase plans and other (1)	—	785	1	(21)	2	—	(18)
Common stock repurchases	—	(1,545)	(1)	(39)	(93)	—	(133)
Share-based compensation	—	—	—	22	—	—	22
Balance as of June 30, 2023	$—	45,527	$23	$1,154	$2,489	$(570)	$3,096

	Six months ended June 30, 2022
	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
(In millions, except share amounts in thousands)	Amount	Shares	Par				Total
Balance as of January 1, 2022	$—	53,789	$27	$1,194	$2,266	$(689)	$2,798
Comprehensive income	—	—	—	—	415	(33)	382
Common stock dividends declared —$1.16 per share	—	—	—	—	(61)	—	(61)
Common stock issued under employee stock option and stock purchase plans and other (1)	—	458	—	(9)	—	—	(9)
Common stock repurchases	—	(3,052)	(1)	(59)	(240)	—	(300)
Share-based compensation	—	—	—	23	—	—	23
Balance as of June 30, 2022	$—	51,195	$26	$1,149	$2,380	$(722)	$2,833
————————————
(1)Net of common shares delivered as payment for the exercise price or to satisfy the holders' withholding tax liability upon exercise of options.

See accompanying Notes to Condensed Consolidated Financial Statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. GENERAL

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements include the accounts of Ryder System, Inc. (Ryder) and all entities in which Ryder has a controlling voting interest (subsidiaries) and variable interest entities (VIE) where Ryder is determined to be the primary beneficiary in accordance with generally accepted accounting principles in the United States (GAAP). Ryder is deemed to be the primary beneficiary if we have the power to direct the activities that most significantly impact the entity's economic performance and we share in the significant risks and rewards of the entity. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies described in our 2022 Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements and notes thereto. The year-end Condensed Consolidated Balance Sheet data was derived from our audited financial statements, but does not include all disclosures required by GAAP. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair statement have been included and the disclosures herein are adequate. The operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. Certain prior period amounts have been reclassified to conform with the current period presentation. In the three and six months ended June 30, 2022, we previously reported certain costs in "Cost of services" that should have been included in the "Cost of fuel services" within the unaudited Condensed Consolidated Statement of Earnings. These costs were not material to any financial statement line item and we elected to revise the presentation of these prior period costs to conform to the current year presentation in our financial statements. We added the "Operating lease right-of-use assets" financial statement line to the unaudited Condensed Consolidated Balance Sheets. These assets were previously included in "Sales-type leases and other assets" in the year-end Condensed Consolidated Balance Sheets.

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

In the beginning of 2022, we announced our intention to exit our lower return FMS Europe (primarily United Kingdom (U.K.)) business. We completed the shutdown of operations as well as the sale of the remaining vehicles and properties as of June 30, 2023, generating cash proceeds of $394 million and recording gains of $95 million from the beginning of 2022 through the first six months of 2023. As a result of the shutdown, we reclassified $188 million ($183 million, net of tax) of cumulative currency translation adjustment charges from "Accumulated other comprehensive loss" in our Condensed Consolidated Balance Sheet into a one-time, non-cash charge in our Condensed Consolidated Statements of Earnings. The currency translation adjustment loss had no impact on our consolidated financial position or cash flows. Refer to Note 10, "Accumulated Other Comprehensive Loss" for a discussion on the currency translation adjustment loss.

2. SEGMENT REPORTING

Our primary measurement of segment financial performance, defined as segment "Earnings from continuing operations before income taxes" (EBT), includes an allocation of costs from Central Support Services (CSS) and excludes Non-operating pension costs, net, intangible amortization expense, and certain other items as discussed in Note 13, "Other Items Impacting Comparability." The objective of the EBT measurement is to provide clarity on the profitability of each business segment and, ultimately, to hold leadership of each business segment accountable for their allocated share of CSS costs. Certain costs are not attributable to any segment and remain unallocated in CSS, including costs for investor relations, public affairs and certain executive compensation. In the first quarter of 2023, we revised our primary measure of segment financial performance to exclude intangible amortization expense. We revised the presentation of the prior period to conform to the current period presentation. This change did not have a material impact to segment results. Segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table sets forth financial information for each of our segments and provides a reconciliation between segment EBT and Earnings from continuing operations before income taxes:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2023	2022	2023	2022
Revenue:
Fleet Management Solutions:
ChoiceLease	$781	$763	$1,557	$1,527
Commercial rental	301	336	605	642
SelectCare and other	172	153	354	301
FMS Europe (1)	—	55	—	119
Fuel services revenue	205	314	446	561
Fleet Management Solutions	1,459	1,621	2,962	3,150
Supply Chain Solutions	1,179	1,174	2,380	2,263
Dedicated Transportation Solutions	440	450	894	875
Eliminations (2)	(194)	(211)	(400)	(400)
Total revenue	$2,884	$3,034	$5,836	$5,888

Earnings from continuing operations before income taxes:
Fleet Management Solutions	$180	$286	$362	$535
Supply Chain Solutions	76	62	93	105
Dedicated Transportation Solutions	33	23	62	43
Eliminations	(24)	(30)	(49)	(56)
	265	341	468	627
Unallocated Central Support Services	(20)	(24)	(35)	(40)
Intangible amortization expense (3)	(8)	(9)	(17)	(19)
Non-operating pension costs, net (4)	(10)	(2)	(20)	(5)
Other items impacting comparability, net (5)	(183)	32	(151)	27
Earnings from continuing operations before income taxes	$44	$338	$245	$590
————————————
(1)Refer to Note 13, "Other Items Impacting Comparability" for further information on the FMS U.K. business exit.
(2)Represents the elimination of intercompany revenue in our FMS business segment.
(3)Included within "Selling, general and administrative expenses" in our Condensed Consolidated Statements of Earnings.
(4)Refer to Note 12, "Employee Benefit Plans," for a discussion on this item.
(5)Refer to Note 13, "Other Items Impacting Comparability," for a discussion of items excluded from our primary measure of segment performance.

Long-Lived Asset Impairment

During the first quarter of 2023, we identified impairment indicators primarily associated with specialized sortation and conveyor equipment used in the warehouse operations of a specific SCS customer. The impairment indicators were triggered by the credit deterioration and eventual bankruptcy of this customer in April 2023. These events resulted in a significant decline in the current forecasted operating cash flows associated with the equipment. We performed an asset impairment test under the income-based approach using a discounted cash flow method of valuation and determined we had a $30 million impairment. Events or changes in circumstances may occur in the near term resulting in a change in management’s estimates of undiscounted cash flows. Any such events or changes could ultimately impact the amount of the impairment loss. In the fourth quarter of 2022, we were notified by this customer of their intent to early terminate operations at one of their distribution centers and we recorded an impairment charge of $20 million in the fourth quarter of 2022.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table sets forth the capital expenditures paid for each of our segments:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2023	2022	2023	2022
Fleet Management Solutions	$971	$561	$1,592	$1,112
Supply Chain Solutions	32	40	44	66
Dedicated Transportation Solutions	1	1	1	1
Central Support Services	7	9	15	16
Purchases of property and revenue earning equipment	$1,011	$611	$1,652	$1,195

3. REVENUE
The following tables present our revenue recognized by primary geographical market in our reportable business segments and by industry vertical for SCS. Refer to Note 2, "Segment Reporting," for the disaggregation of our revenue by major products/service lines.

Primary Geographical Markets

	Three months ended June 30, 2023
(In millions)	FMS	SCS	DTS	Eliminations	Total
United States	$1,381	$1,035	$440	$(185)	$2,671
Canada	78	65	—	(9)	134
Mexico	—	79	—	—	79
Total revenue	$1,459	$1,179	$440	$(194)	$2,884

	Three months ended June 30, 2022
(In millions)	FMS	SCS	DTS	Eliminations	Total
United States	$1,485	$1,040	$450	$(201)	$2,774
Canada	81	69	—	(10)	140
Europe (1)	55	—	—	—	55
Mexico	—	65	—	—	65
Total revenue	$1,621	$1,174	$450	$(211)	$3,034

(1)Refer to Note 13, "Other Items Impacting Comparability" for further information on the exit of the FMS U.K. business.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

	Six months ended June 30, 2023
(In millions)	FMS	SCS	DTS	Eliminations	Total
United States	$2,807	$2,103	$894	$(381)	$5,423
Canada	155	127	—	(19)	263
Mexico	—	150	—	—	150
Total revenue	$2,962	$2,380	$894	$(400)	$5,836

	Six months ended June 30, 2022
(In millions)	FMS	SCS	DTS	Eliminations	Total
United States	$2,872	$2,012	$875	$(380)	$5,379
Canada	159	129	—	(20)	268
Europe (1)	119	—	—	—	119
Mexico	—	122	—	—	122
Total revenue	$3,150	$2,263	$875	$(400)	$5,888

(1)Refer to Note 13, "Other Items Impacting Comparability" for further information on the exit of the FMS U.K. business.
Industry

Beginning in the first quarter of 2023, we introduced the omnichannel retail industry vertical to provide better visibility to the revenue mix following recent acquisitions and organic growth. This new vertical includes retail, e-commerce, last mile services, and technology. Our SCS business segment included revenue from the following industries:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2023	2022	2023	2022
Omnichannel retail	$405	$451	$858	$869
Automotive	410	389	803	743
Consumer packaged goods	231	208	458	404
Industrial and other	133	126	261	247
Total SCS revenue	$1,179	$1,174	$2,380	$2,263

Lease & Related Maintenance and Rental Revenue
The non-lease revenue from maintenance services related to our ChoiceLease product is recognized in "Lease & related maintenance and rental revenue" in the Condensed Consolidated Statements of Earnings. For the three months ended June 30, 2023 and 2022, we recognized $239 million and $262 million, respectively. For the six months ended June 30, 2023 and 2022, we recognized $483 million and $519 million, respectively.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

Deferred Revenue
The following table includes the changes in deferred revenue due to the collection and deferral of cash or the satisfaction of our performance obligation under the contract:

	Six months ended June 30,
(In millions)	2023	2022
Balance as of beginning of period	$544	$593
Recognized as revenue during period from beginning balance	(93)	(163)
Consideration deferred during period, net	96	123
Foreign currency translation adjustment and other	2	11
Balance as of end of period	$549	$564
Contracted Not Recognized Revenue

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized (contracted not recognized revenue). Contracted not recognized revenue was $2.6 billion as of June 30, 2023, and primarily includes deferred revenue and amounts for ChoiceLease maintenance revenue that will be recognized as revenue in future periods as we provide maintenance services to our customers.

4. RECEIVABLES, NET

(In millions)	June 30, 2023	December 31, 2022
Trade	$1,376	$1,476
Sales-type lease	124	120
Other, primarily warranty and insurance	106	55
	1,606	1,651
Allowance for credit losses and other	(34)	(41)
Receivables, net	$1,572	$1,610

The following table provides a reconciliation of our allowance for credit losses and other:

	Six months ended June 30,
(In millions)	2023	2022
Balance as of beginning of period	$41	$31
Changes to provisions for credit losses	9	18
Write-offs and other	(16)	(11)
Balance as of end of period	$34	$38

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

5. REVENUE EARNING EQUIPMENT, NET

	Estimated Useful Lives (In Years)	June 30, 2023			December 31, 2022
(Dollars in millions)		Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
Held for use:
Trucks	3 — 7	$5,499	$(2,153)	$3,346	$5,282	$(2,114)	$3,168
Tractors	4 — 7.5	7,283	(2,972)	4,311	7,153	(3,153)	4,000
Trailers and other	9.5 — 12	1,679	(686)	993	1,610	(690)	920
Held for sale (1)		630	(485)	145	388	(286)	102
Total		$15,091	$(6,296)	$8,795	$14,433	$(6,243)	$8,190
————————————
(1)Revenue earning equipment held for sale where net book values exceed fair values are adjusted to fair value on a nonrecurring basis and these adjustments are considered Level 3 fair value measurements. The fair value of revenue earning equipment held for sale adjusted with Level 3 fair value measurements was $3 million for both periods ending June 30, 2023, and December 31, 2022. The net book value of all other assets held for sale were below fair value.
Residual Value Estimate Changes

We periodically review and adjust, as appropriate, the estimated residual values and useful lives of existing revenue earning equipment for the purposes of recording depreciation expense. Reductions in estimated residual values or useful lives will increase depreciation expense over the remaining useful life of the vehicle. Conversely, an increase in estimated residual values or useful lives will decrease depreciation expense over the remaining useful life of the vehicle. Our review of the estimated residual values and useful lives of revenue earning equipment is based on vehicle class (i.e., generally subcategories of trucks, tractors and trailers by weight and usage), historical and current market prices, third-party expected future market prices, expected lives of vehicles, and expected sales in the wholesale or retail markets, among other factors. A variety of factors, many of which are outside of our control, could cause residual value estimates to differ from actual used vehicle sales pricing, such as changes in supply and demand of used vehicles; volatility in market conditions; changes in vehicle technology; competitor pricing; regulatory requirements; driver shortages; customer requirements and preferences; and changes in underlying assumption factors. We have disciplines related to the management and maintenance of our vehicles designed to manage the risk associated with the residual values of our revenue earning equipment. For the six months ended June 30, 2023 and 2022, we did not adjust the estimated residual values and useful lives of existing revenue earning equipment.
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

The components of "Used vehicle sales, net" were as follows:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2023	2022	2023	2022
Gains on used vehicle sales, net (1)	$(57)	$(132)	$(131)	$(247)
Losses from valuation adjustments	2	2	4	4
Used vehicle sales, net	$(55)	$(130)	$(127)	$(243)
————————————
(1)For the six months ended June 30, 2023, Gains on used vehicle sales, net includes $2 million, recorded during the first quarter of 2023, related to the exit of the FMS U.K. business and $20 million and $28 million, for the three and six months ended June 30, 2022, respectively.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

6. ACCRUED EXPENSES AND OTHER LIABILITIES

	June 30, 2023			December 31, 2022
(In millions)	Accrued Expenses	Non-Current Liabilities	Total	Accrued Expenses	Non-Current Liabilities	Total
Salaries and wages	$155	$—	$155	$259	$—	$259
Deferred compensation	5	93	98	5	80	85
Pension and other employee benefits	19	183	202	29	179	208
Insurance obligations, primarily self-insured	173	299	472	179	309	488
Operating taxes	138	—	138	132	—	132
Interest	51	—	51	41	—	41
Deposits, mainly from customers	73	—	73	84	—	84
Operating lease liabilities	196	586	782	191	541	732
Deferred revenue (1)	198	351	549	178	366	544
Other	139	92	231	102	93	195
Total	$1,147	$1,604	$2,751	$1,200	$1,568	$2,768
————————————
(1)Refer to Note 3, "Revenue," for additional information.

7. LEASES
Leases as Lessor
The components of lease income were as follows:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2023	2022	2023	2022
Operating leases
Lease income related to ChoiceLease	$368	$378	$728	$760
Lease income related to commercial rental (1)	$287	$325	$575	$623

Sales-type leases
Interest income related to net investment in leases	$11	$10	$26	$21

Variable lease income excluding commercial rental (1)	$70	$71	$142	$145
————————————
(1)Lease income related to commercial rental includes both fixed and variable lease income. Variable income is approximately 15% to 20% of total commercial rental income based on management's internal estimates.

The components of net investment in sales-type leases, which are included in "Receivables, net" and "Sales-type leases and other assets" in the Condensed Consolidated Balance Sheets, were as follows:

(In millions)	June 30, 2023	December 31, 2022
Net investment in the lease — lease payment receivable	$607	$598
Net investment in the lease — unguaranteed residual value in assets	65	43
	672	641
Estimated loss allowance	(4)	(6)
Total	$668	$635

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

8. DEBT

	Weighted Average Interest Rate
(Dollars in millions)	June 30, 2023	Maturities	June 30, 2023	December 31, 2022
Debt:
U.S. commercial paper	5.50%	2026	$646	$672
Trade receivables financing program	6.02%	2024	50	50
Global revolving credit facility	—	2026	—	—
Unsecured U.S. obligations	4.16%	2024-2027	375	375
Unsecured medium-term note issued February 2018	—	2023	—	450
Unsecured medium-term note issued June 2018	—	2023	—	450
Unsecured medium-term note issued October 2018	3.88%	2023	300	300
Unsecured medium-term note issued February 2019	3.65%	2024	600	600
Unsecured medium-term note issued August 2019	2.50%	2024	550	550
Unsecured medium-term note issued April 2020	4.63%	2025	400	400
Unsecured medium-term note issued May 2020	3.35%	2025	400	400
Unsecured medium-term note issued December 1995	6.95%	2025	150	150
Unsecured medium-term note issued November 2021 (1)	6.03%	2026	270	270
Unsecured medium-term note issued November 2019	2.90%	2026	400	400
Unsecured medium-term note issued February 2022 (1)	4.29%	2027	433	434
Unsecured medium-term note issued May 2022	4.30%	2027	300	300
Unsecured medium-term note issued February 2023	5.65%	2028	500	—
Unsecured medium-term note issued May 2023	5.25%	2028	650	—
Unsecured foreign obligations	2.88%	2024	50	50
Asset-backed U.S. obligations (2)	3.22%	2023-2030	432	477
Finance lease obligations and other		2023-2041	44	42
			6,550	6,370
Debt issuance costs and original issue discounts			(25)	(18)
Total debt (3)			6,525	6,352
Short-term debt and current portion of long-term debt			(1,330)	(1,349)
Long-term debt			$5,195	$5,003
 ————————————
(1)Includes impact from the fair market values of hedging instruments on our notes, which was $47 million as of both June 30, 2023 and December 31, 2022, and was included in "Other non-current liabilities" within the Condensed Consolidated Balance Sheets. The notional amount of interest rate swaps designated as fair value hedges was $500 million as of both June 30, 2023 and December 31, 2022.
(2)Asset-backed U.S. obligations are related to financing transactions backed by a portion of our revenue earning equipment.
(3)The unsecured medium-term notes bear semi-annual interest.

The fair value of total debt (excluding finance lease and asset-backed U.S. obligations) was approximately $6.0 billion and $5.7 billion as of June 30, 2023 and December 31, 2022, respectively. For publicly traded debt, estimates of fair value were based on market prices. For other debt, fair value was estimated based on a model-driven approach using rates currently available to us for debt with similar terms and remaining maturities. The fair value measurements of our publicly traded debt and our other debt were classified within Level 2 of the fair value hierarchy.

As of June 30, 2023, there was $754 million available under the global revolving credit facility. In order to maintain availability of funding, we must maintain a ratio of debt to consolidated net worth of less than or equal to 300%, as defined in the credit facility agreement. As of June 30, 2023, the ratio was 164%.

On April 25, 2023, certain terms of our global revolving credit facility were amended. Pursuant to the amendment, among other items, (i) the definition of consolidated net worth was revised to exclude impacts from our exit of the FMS U.K. business,

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(ii) LIBOR was replaced as an available benchmark interest rate with term secured overnight financing rate (SOFR), and (iii) the maximum absolute dollar amounts for our trade receivables financing program and asset-backed financings were removed and the percentage-based maximum amounts were substantially increased.

We had letters of credit and surety bonds outstanding of $466 million and $513 million as of June 30, 2023 and December 31, 2022, respectively, which primarily guarantee the payment of insurance claims.

As of June 30, 2023, the available proceeds under the trade receivables financing program were $217 million. As of June 30, 2023, utilization of this program included borrowing of $50 million and letters of credit outstanding of $33 million. On April 24, 2023, we extended the trade receivables financing program for an additional year to April 2024.

The following table summarizes our debt proceeds and repayments in 2023:

Six months ended June 30, 2023
(In millions)	Debt Proceeds		Debt Repayments
Medium-term notes (1)	$1,142	Medium-term notes	$900
U.S. and foreign term loans, finance lease obligations and other	172	U.S. and foreign term loans, finance lease obligations and other	224
Total debt proceeds	$1,314	Total debt repaid	$1,124
 ————————————
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
During the three and six months ended June 30, 2023, we repurchased and retired 0.3 million and 0.8 million shares, respectively, for $25 million and $70 million, respectively, under the 2021 Anti-Dilutive Program. During the three and six months ended June 30, 2022, we did not repurchase any shares under this program.

During the three and six months ended June 30, 2023, we repurchased and retired 0.8 million shares for $63 million under the 2023 Discretionary Program.

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

10. ACCUMULATED OTHER COMPREHENSIVE LOSS

Comprehensive income presents a measure of all changes in shareholders' equity except for changes resulting from transactions with shareholders in their capacity as shareholders. The following summary sets forth the change in each component of Accumulated other comprehensive loss, net of tax (AOCI):

(In millions)	Currency Translation Adjustments	Net Actuarial (Loss) Gain and Prior Service Costs	Unrealized Gain (Loss) from Cash Flow Hedges	Accumulated Other Comprehensive (Loss) Gain
January 1, 2023	$(238)	$(566)	$8	$(796)
Other comprehensive gain (loss), net of tax, before reclassifications	35	—	1	36
Amounts reclassified from AOCI, net of tax	183	10	(3)	190
Net current-period other comprehensive gain (loss), net of tax	218	10	(2)	226
June 30, 2023	$(20)	$(556)	$6	$(570)

(In millions)	Currency Translation Adjustments	Net Actuarial (Loss) Gain and Prior Service Costs	Unrealized Gain (Loss) from Cash Flow Hedges	Accumulated Other Comprehensive (Loss) Gain
January 1, 2022	$(153)	$(529)	$(7)	$(689)
Other comprehensive gain (loss), net of tax, before reclassifications	(53)	—	8	(45)
Amounts reclassified from AOCI, net of tax	—	9	3	12
Net current-period other comprehensive gain (loss), net of tax	(53)	9	11	(33)
June 30, 2022	$(206)	$(520)	$4	$(722)

In the second quarter of 2023, we recognized a non-cash, cumulative currency translation adjustment loss of $183 million as a result of the FMS U.K. business exit, which is included in "Currency translation adjustment loss" in our Condensed Consolidated Statements of Earnings. The cumulative currency translation adjustment loss had no impact on our consolidated financial position or cash flows.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

11. EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per common share from continuing operations:

	Three months ended June 30,		Six months ended June 30,
(Dollars in millions)	2023	2022	2023	2022
Earnings per share — Basic:
Earnings (loss) from continuing operations	$(18)	$240	$122	$416
Less: Distributed and undistributed earnings allocated to unvested stock	—	(1)	(1)	(2)
Earnings (loss) from continuing operations available to common shareholders	$(18)	$239	$121	414

Weighted average common shares outstanding	45,975	49,852	46,176	50,474

Earnings (loss) from continuing operations per common share — Basic	$(0.39)	$4.80	$2.64	$8.20

Earnings per share — Diluted:
Earnings (loss) from continuing operations	$(18)	$240	$122	$416
Less: Distributed and undistributed earnings allocated to unvested stock	—	—	—	—
Earnings (loss) from continuing operations available to common shareholders — Diluted	$(18)	$240	$122	$416

Weighted average common shares outstanding — Basic	45,975	49,852	46,176	50,474
Effect of dilutive equity awards	—	1,073	980	1,226
Weighted average common shares outstanding — Diluted	45,975	50,925	47,156	51,700

Earnings (loss) from continuing operations per common share — Diluted	$(0.39)	$4.72	$2.60	$8.05

Anti-dilutive equity awards not included in diluted EPS	2,531	1,068	1,579	765
————————————
Note: Amounts may not be additive due to rounding.

12. EMPLOYEE BENEFIT PLANS

Components of net pension expense for defined benefit pension plans were as follows:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2023	2022	2023	2022
Company-administered plans:
Interest cost	$23	$16	$45	$32
Expected return on plan assets	(19)	(18)	(38)	(37)
Amortization of net actuarial loss and prior service cost	6	5	13	11
Net pension expense	$10	$3	$20	$6

Company-administered plans:
U.S.	$7	$4	$15	$7
Non-U.S.	3	(1)	5	(1)
Net pension expense	$10	$3	$20	$6

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

Non-operating pension costs, net include the amortization of net actuarial loss and prior service cost, interest cost and expected return on plan assets components of pension and postretirement benefit costs, as well as any significant charges for settlements or curtailments if recognized. During the six months ended June 30, 2023, we contributed $1 million to our pension plans. We do not have any required contributions to our pension plans for the year 2023. We also maintain other postretirement benefit plans that are not reflected in the table above as the amount of postretirement benefit expense for such plans was not material for any period presented.

13. OTHER ITEMS IMPACTING COMPARABILITY

Our primary measure of segment performance as shown in Note 2, "Segment Reporting," excludes unallocated corporate costs, intangible amortization expense, and certain items we do not believe are representative of the ongoing operations of our business segments. Excluding these items from our segment measure of performance allows for better year over year comparison:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2023	2022	2023	2022
FMS Europe results (1)	$(1)	$—	$3	$—
Gains on sale of U.K. revenue earning equipment (2)	—	(20)	(2)	(28)
Gains on sale of U.K. properties (3)	(4)	(23)	(9)	(24)
Commercial claims proceeds, net of fees (1)	—	5	(31)	12
Severance and other, net (1)	—	6	3	9
FMS U.K. exit	(5)	(32)	(36)	(31)
Currency translation adjustment loss	188	—	188	—
Other, net (1)	—	—	(1)	4
Other items impacting comparability	$183	$(32)	$151	$(27)
________________________
(1)Included within "Restructuring and other items, net" in our Condensed Consolidated Statements of Earnings.
(2)Included within "Used vehicle sales, net" in our Condensed Consolidated Statements of Earnings.
(3)Included within "Miscellaneous income, net" in our Condensed Consolidated Statements of Earnings.

14.  CONTINGENCIES AND OTHER MATTERS

We are a party to various claims, complaints and proceedings arising in the ordinary course of our continuing business operations, including those relating to commercial and employment claims, environmental matters, risk management matters (e.g., vehicle liability, workers' compensation, etc.), and administrative assessments primarily associated with operating taxes. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. We believe that the resolution of these claims, complaints and legal proceedings will not have a material effect on our Condensed Consolidated Financial Statements.

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

Securities Litigation Relating to Residual Value Estimates

On May 20, 2020, a putative class action on behalf of purchasers of our securities who purchased or otherwise acquired their securities between July 23, 2015 and February 13, 2020, inclusive (Class Period), was commenced against Ryder and certain of our current and former officers in the U.S. District Court for the Southern District of Florida (the "Securities Class Action"). The complaint alleges, among other things, that the defendants misrepresented Ryder's depreciation policy and residual value estimates for its vehicles during the Class Period in violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seeks to recover, among other things, unspecified compensatory damages and attorneys' fees and costs. On August 3, 2020, the State of Alaska, Alaska Permanent Fund, the City of Fort Lauderdale General

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

Employees' Retirement System, and the City of Plantation Police Officers Pension Fund were appointed lead plaintiffs. On October 5, 2020, the lead plaintiffs filed an amended complaint. On December 4, 2020, Ryder and the other named defendants in the case filed a Motion to Dismiss the amended complaint. On May 12, 2022, the court denied the defendants' motion to dismiss. The court entered a case management schedule on June 27, 2022, which, among other things, provides that discovery shall be completed by October 2023 and trial shall commence in June 2024. On April 18, 2023, the parties reached an agreement in principle to resolve the Securities Class Action. On May 19, 2023, plaintiffs filed an unopposed Motion for Preliminary Approval of the settlement, and the parties filed corresponding settlement documentation, which are pending court approval. We expect that the settlement amount will be covered by insurance, and accordingly is not material to our financial position or results of operations.

As previously disclosed, between June 2020 and February 2, 2021, five shareholder derivative complaints were filed purportedly on behalf of Ryder against us as nominal defendant and certain of our current and former officers and our current directors. The derivative complaints are generally based on the allegations set forth in the Securities Class Action and allege breach of fiduciary duties, unjust enrichment, and waste of corporate assets. The derivative plaintiffs, on our behalf, seek an award of monetary damages and restitution to us, improvements in our corporate governance and internal procedures, and legal fees. Three of these derivative complaints were filed in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, and were then consolidated into a single action (the "State Action"). Two of the derivative complaints were filed in U.S. District Court for the Southern District of Florida (the "Federal Actions", and together with the State Action, the "Derivative Cases"). All of the Derivative Cases were stayed (stopped) pending the resolution of the motion to dismiss the Securities Class Action described in the paragraph above. On July 18, 2022, the Federal Actions were further stayed pending the final resolution of the State Action. On July 26, 2022, the State Action was further stayed until the conclusion of summary judgment proceedings in the Securities Class Action (except that certain discovery would be permitted). We continue to believe that the claims asserted in the complaints are without merit and intend to defend against them vigorously.

15. SUPPLEMENTAL CASH FLOW INFORMATION

	Six months ended June 30,
(In millions)	2023	2022
Interest paid	$123	$100
Income taxes paid	$67	$67
Cash paid for operating lease liabilities	$115	$86
Right-of-use assets obtained in exchange for lease obligations:
Finance leases	$11	$5
Operating leases	$154	$118
Capital expenditures acquired but not yet paid	$361	$290

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included under Item 1, as well as our audited Consolidated Financial Statements and notes thereto and related MD&A included in the 2022 Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform with the current period presentation. During the three and six months ended June 30, 2022, we previously reported certain costs in "Cost of services" that should have been included in the "Cost of fuel services" within the unaudited Condensed Consolidated Statement of Earnings. These costs were not material to any financial statement line item and we elected to revise the presentation of these prior period costs to conform to the current year presentation in our financial statements.

OVERVIEW

General

We operate in highly competitive markets. Our customers select us based on numerous factors, including service quality, price, technology and service offerings. As an alternative to using our services, customers may choose to provide these services for themselves, or may choose to obtain similar or alternative services from other third-party vendors. Our customer base includes enterprises operating in a variety of industries including food and beverage service, transportation and logistics, retail and consumer goods, automotive, industrial, housing, technology, and business and personal services.

Business Trends

During the three and six months ended June 30, 2023, market conditions for our used vehicle sales and rental continued to weaken, although used vehicle trends were moderately higher than expected. We are still experiencing favorable trends in logistics and transportation solutions due to secular trends including ongoing supply chain disruptions and a limited supply of vehicles available in the market. These secular trends, along with successful management of initiatives to increase long-term returns, are driving revenue growth and benefiting earnings in our Supply Chain Solutions (SCS) and Dedicated Transportation Solutions (DTS) business segments.

In our Fleet Management Solutions (FMS) North America business, used vehicle pricing declined from the historical highs of the prior year and rental utilization was 75% as compared to record 85% in the prior year. We anticipate that market conditions for used vehicle sales and rental will continue to weaken in the second half of 2023. ChoiceLease vehicle fleet grew during the first half of the year, and included the redeployment of units from our rental fleet into new ChoiceLease contracts in order to maintain optimal rental utilization and provide immediate availability to our lease customers. Our lease pricing initiatives are delivering improved portfolio returns. We expect to realize incremental earnings benefits as our remaining portfolio is renewed at higher returns.

In our SCS business, strong outsourcing trends in warehousing and distribution continue. Higher pricing and volumes drove strong revenue growth in SCS and DTS. SCS revenue growth also benefited from new contract wins in the prior year. Pricing adjustments and cost recovery initiatives benefited earnings in both segments. Profitability in SCS in line with our long-term target range in the second quarter, despite weaker volume trends and increased lost business in the omnichannel retail vertical. In the first half of 2023, DTS contract sales activity slowed, consistent with a softer freight environment. However, DTS profitability was at the high end of our target range. We expect SCS and DTS revenue growth to moderate over the remainder of the year.

While we are experiencing positive momentum in our businesses, other unknown effects from extended higher fuel prices, inflationary cost pressures, labor shortages, extended disruptions in vehicle and vehicle part production and rising interest rates may negatively impact demand for our business and financial results.

SELECTED OPERATING PERFORMANCE ITEMS

•Total revenue of $2.9 billion in the second quarter of 2023, compared to $3.0 billion in prior year
•Operating revenue (a non-GAAP measure) of $2.3 billion in the second quarter of 2023, up 1%, reflecting SCS and DTS revenue growth partially offset by the impact from FMS U.K. exit
•Strong performance in all segments benefited EBT
•Diluted EPS from continuing operations of $(0.39) in the second quarter of 2023 due to a non-cash UK exit charge compared to $4.72 in prior year
•Comparable EPS (a non-GAAP measure) from continuing operations of $3.61 in the second quarter of 2023, as compared to a record $4.43 in prior year, largely reflecting weaker market conditions in used vehicles sales and rental

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
•Adjusted Return on Equity (ROE) (a non-GAAP measure) of 24% for the trailing twelve months ended June 30, 2023
•Net cash provided by operating activities from continuing operations of $1.2 billion and free cash flow (a non-GAAP measure) of $16 million in the six months ended June 30, 2023

Total revenue was $2.9 billion in the second quarter of 2023, as compared to $3.0 billion in prior year and $5.8 billion in the six months ended June 30, 2023, as compared to $5.9 billion in prior year, reflecting lower fuel revenue and subcontracted transportation, largely offset by higher operating revenue. Operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation) increased 1% in the second quarter of 2023 and 3% in the six months ended June 30, 2023, primarily reflecting SCS and DTS revenue growth, partially offset by impacts from the FMS U.K. exit.

EBT and Comparable EBT (a non-GAAP measure) decreased in the second quarter of 2023, primarily due to lower gains on used vehicles sold in North America and decreased commercial rental results in FMS partially offset by higher earnings in SCS and DTS. EBT and Comparable EBT decreased in the six months ended June 30, 2023, primarily due to lower gains on used vehicles sold in North America, decreased commercial rental results in FMS and a first quarter $30 million asset impairment related to a SCS customer bankruptcy partially offset by higher earnings in DTS. EBT in the second quarter and the six months ended June 30, 2023, also reflects a one-time, non-cash $188 million currency translation adjustment loss related to the FMS U.K. exit.

The following discussion provides a summary of financial highlights that are discussed in more detail throughout our MD&A and within the Notes to Condensed Consolidated Financial Statements:

	Three months ended June 30,		Six months ended June 30,		Change 2023/2022
(Dollars in millions, except per share)	2023	2022	2023	2022	Three Months	Six Months
Total revenue	$2,884	$3,034	$5,836	$5,888	(5)%	(1)%
Operating revenue (1)	2,326	2,307	4,672	4,523	1%	3%
Earnings from continuing operations before income taxes (EBT)	$44	$338	$245	$590	(87)%	(58)%
Comparable EBT (1)	237	308	416	568	(23)%	(27)%
Earnings (loss) from continuing operations	(18)	240	122	416	NM	(71)%
Comparable earnings from continuing operations (1)	170	226	303	414	(25)%	(27)%
Net earnings (loss)	(18)	239	121	415	NM	(71)%
Comparable EBITDA (1)	674	688	1,302	1,335	(2)%	(2)%
Earnings (loss) per common share (EPS) — Diluted
Continuing operations	$(0.39)	$4.72	$2.60	$8.05	NM	(68)%
Comparable (1)	3.61	4.43	6.42	8.00	(19)%	(20)%
Net earnings (loss)	(0.40)	4.70	2.57	8.03	NM	(68)%
______________________
(1)Non-GAAP financial measure. Refer to the "Non-GAAP Financial Measures" section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.

NM - Denotes Not Meaningful throughout the MD&A

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

CONSOLIDATED RESULTS
Lease & Related Maintenance and Rental

	Three months ended June 30,		Six months ended June 30,		Change 2023/2022
(Dollars in millions)	2023	2022	2023	2022	Three Months	Six Months
Lease & related maintenance and rental revenue	$976	$1,050	$1,955	$2,075	(7)%	(6)%
Cost of lease & related maintenance and rental	661	688	1,335	1,387	(4)%	(4)%
Gross margin	$315	$362	$620	$688	(13)%	(10)%
Gross margin %	32%	34%	32%	33%

Lease & related maintenance and rental revenue represent revenue from our ChoiceLease and commercial rental product offerings within our FMS business segment. Revenue decreased 7% in the second quarter of 2023 and 6% for the six months ended June 30, 2023, reflecting a 4% and 5%, respectively, negative impact from the exit of the FMS U.K. business and lower commercial rental demand.

Cost of lease & related maintenance and rental represents the direct costs related to Lease & related maintenance and rental revenue and are comprised of depreciation of revenue earning equipment, maintenance costs (primarily repair parts and labor), and other costs such as licenses, insurance and operating taxes. Cost of lease & related maintenance and rental excludes interest costs from vehicle financing, which are reported within "Interest expense" in our Condensed Consolidated Statements of Earnings. Cost of lease & related maintenance and rental decreased 4% in the second quarter of 2023 and 4% for the six months ended June 30, 2023, primarily from the exit of the FMS U.K. business.

Lease & related maintenance and rental gross margin decreased in the second quarter of 2023 and for the six months ended June 30, 2023, primarily due to lower commercial rental demand partially offset by higher commercial rental pricing. Lease & related maintenance and rental gross margin percentage decreased in the second quarter of 2023 and for the six months ended June 30, 2023, primarily due to lower commercial rental utilization.

Services

	Three months ended June 30,		Six months ended June 30,		Change 2023/2022
(Dollars in millions)	2023	2022	2023	2022	Three Months	Six Months
Services revenue	$1,778	$1,777	$3,599	$3,447	—%	4%
Cost of services	1,507	1,523	3,114	2,973	(1)%	5%
Gross margin	$271	$254	$485	$474	7%	2%
Gross margin %	15%	14%	13%	14%

Services revenue represents all the revenue associated with our SCS and DTS business segments, including subcontracted transportation and fuel, as well as SelectCare and fleet support services associated with our FMS business segment. Services revenue remained consistent with the prior year period as new business, increased pricing and higher volumes in SCS and DTS, as well as higher pricing in SelectCare, were offset by lower subcontracted transportation and fuel revenue passed through to customers in the second quarter of 2023. Services revenue increased 4% for the six months ended June 30, 2023, due to increases in revenue in SCS and DTS primarily driven by new business, higher volumes and increased pricing, as well as higher pricing in SelectCare.

Cost of services represents the direct costs related to services revenue and is primarily comprised of salaries and employee-related costs, subcontracted transportation (purchased transportation from third parties), fuel, vehicle liability costs and maintenance costs. Cost of services decreased 1% in the second quarter and increased 5% for the six months ended June 30, 2023. The increase in the six months ended June 30, 2023, reflects a $30 million SCS asset impairment charge as a result of a customer bankruptcy in the first quarter of 2023.

Services gross margin increased 7% in the second quarter of 2023 and increased 2% for the six months ended June 30, 2023. Services gross margin as a percentage of revenue increased 1% in the second quarter of 2023. These increases reflect increased

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
pricing in DTS and new business in SCS and DTS. The services gross margin and gross margin as a percentage of revenue decreased 1% in the six months ended June 30, 2023, negatively impacted by the SCS asset impairment.

Fuel

	Three months ended June 30,		Six months ended June 30,		Change 2023/2022
(Dollars in millions)	2023	2022	2023	2022	Three Months	Six Months
Fuel services revenue	$130	$207	$282	$366	(37)%	(23)%
Cost of fuel services	126	199	275	354	(37)%	(22)%
Gross margin	$4	$8	$7	$12	(50)%	(42)%
Gross margin %	3%	4%	2%	3%

Fuel services revenue represents fuel services provided to our FMS customers. Fuel services revenue decreased 37% in the second quarter of 2023, and 23% for the six months ended June 30, 2023, reflecting lower fuel prices passed through to customers and fewer gallons sold.

Cost of fuel services includes the direct costs associated with providing our customers with fuel. These costs include fuel, salaries and employee-related costs of fuel island attendants and depreciation of our fueling facilities and equipment. Cost of fuel services decreased 37% in the second quarter of 2023 and 22% for the six months ended June 30, 2023, as a result of lower fuel prices and a fewer gallons sold.

Fuel services gross margin and gross margin as a percentage of revenue decreased in the second quarter of 2023 and for the six months ended June 30, 2023, compared to prior year. Fuel is largely a pass-through to customers for which we realize minimal changes in margin during periods of steady market fuel prices. However, fuel services margin is impacted by sudden increases or decreases in market fuel prices during a short period of time, as customer pricing for fuel is established based on current market fuel costs. Fuel services gross margin for the second quarter of 2023 and six months ended June 30, 2023, was not significantly impacted by these price change dynamics as fuel prices fluctuated during the periods.

Selling, General and Administrative Expenses

	Three months ended June 30,		Six months ended June 30,		Change 2023/2022
(Dollars in millions)	2023	2022	2023	2022	Three Months	Six Months
Selling, general and administrative expenses (SG&A)	$343	$361	$706	$703	(5)%	—%
Percentage of total revenue	12%	12%	12%	12%

SG&A expenses decreased 5% in the second quarter and were consistent with the prior year period in the six months ended June 30, 2023. The decrease in second quarter of 2023 primarily reflects lower bad debt and incentive-based compensation expenses. SG&A expenses as a percentage of total revenue remained at 12% for the second quarter of 2023 and for the six months ended June 30, 2023.

Non-Operating Pension Costs, net

	Three months ended June 30,		Six months ended June 30,		Change 2023/2022
(Dollars in millions)	2023	2022	2023	2022	Three Months	Six Months
Non-operating pension costs, net	$10	$2	$20	$5	NM	NM

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Used Vehicle Sales, net

	Three months ended June 30,		Six months ended June 30,		Change 2023/2022
(Dollars in millions)	2023	2022	2023	2022	Three Months	Six Months
Used vehicle sales, net	$(55)	$(130)	$(127)	$(243)	(58)%	(48)%

Used vehicle sales, net includes gains or losses from sales of used vehicles, selling costs associated with used vehicles and write-downs of vehicles held for sale to fair market values (referred to as "valuation adjustments"). Used vehicle sales, net decreased in the second quarter of 2023 and six months ended June 30, 2023, due to lower proceeds per unit on sales of used vehicles partially offset by higher volumes. Used vehicle sales, net for for the six months ended June 30, 2023, includes gains associated with the exit from the U.K. of $2 million recorded during the first quarter. Used vehicle sales, net for the three and six months ended June 30, 2022, includes gains associated with the exit from the U.K. of $20 million and $28 million, respectively. Refer to Note 13, "Other Items Impacting Comparability" for further details.

Average proceeds per unit decreased in the second quarter of 2023 and for the six months ended June 30, 2023. The following table presents the average used vehicle pricing changes for North America compared to the prior year:

	Proceeds per unit change 2023/2022 (1)
	Three Months	Six Months
Tractors	(41)%	(38)%
Trucks	(34)%	(26)%
————————————
(1) Represents percentage change compared to prior year period in average sales proceeds on used vehicle sales using constant currency.
Interest Expense

	Three months ended June 30,		Six months ended June 30,		Change 2023/2022
(Dollars in millions)	2023	2022	2023	2022	Three Months	Six Months
Interest expense	$72	$56	$137	$108	29%	27%
Effective interest rate	4.5%	3.4%	4.3%	3.3%

Interest expense in the second quarter of 2023 increased 29% from the prior year and increased 27% for the six months ended June 30, 2023,primarily reflecting higher interest rates.

Miscellaneous Income, net

	Three months ended June 30,		Six months ended June 30,		Change 2023/2022
(Dollars in millions)	2023	2022	2023	2022	Three Months	Six Months
Miscellaneous income, net	$(11)	$(14)	$(31)	$(14)	(21)%	121%
Miscellaneous income, net consists of investment income on securities used to fund certain benefit plans, interest income, gains on sales of operating property, foreign currency transaction remeasurement and other non-operating items. Miscellaneous income, net was $11 million in the second quarter of 2023 compared to $14 million in the prior year period, primarily reflecting higher gains on sales of properties in the prior year partially offset by higher investment income on securities used to fund certain benefit plans in the second quarter of 2023. Miscellaneous income, net was $31 million for the six months ended June 30, 2023, compared to $14 million in the prior year period, primarily due to higher investment income on securities used to fund certain benefit plans partially offset by higher gains on sales of properties in the prior year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Currency Translation Adjustment Loss

	Three months ended June 30,		Six months ended June 30,		Change 2023/2022
(Dollars in millions)	2023	2022	2023	2022	Three Months	Six Months
Currency translation adjustment loss	$188	$—	$188	$—	NM	NM
Refer to Note 10, "Accumulated Other Comprehensive Loss" for a discussion on the currency translation adjustment loss.

Restructuring and Other Items, net

	Three months ended June 30,		Six months ended June 30,		Change 2023/2022
(Dollars in millions)	2023	2022	2023	2022	Three Months	Six Months
Restructuring and other items, net	$(1)	$11	$(26)	$25	NM	NM
Refer to Note 13, "Other Items Impacting Comparability" in the Notes to Condensed Consolidated Financial Statements for a discussion of restructuring charges and other items.

Provision for Income Taxes

	Three months ended June 30,		Six months ended June 30,		Change 2023/2022
(Dollars in millions)	2023	2022	2023	2022	Three Months	Six Months
Provision for income taxes	$62	$98	$123	$174	(37)%	(29)%
Effective tax rate on continuing operations	140.8%	29.0%	50.0%	29.5%
Comparable tax rate on continuing operations (1)	28.6%	26.8%	27.3%	27.2%
————————————
(1)Non-GAAP financial measure. Refer to the "Non-GAAP Financial Measures" section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.

Our effective tax rate on continuing operations was 140.8% in the second quarter of 2023, compared to 29.0% in the prior year, and 50.0% for the six months ended June 30, 2023, compared to 29.5%, primarily due to a one-time, nondeductible cumulative currency translation adjustment loss related to the completion of the FMS U.K. business exit in the second quarter of 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
OPERATING RESULTS BY BUSINESS SEGMENT

	Three months ended June 30,		Six months ended June 30,		Change 2023/2022
(Dollars in thousands)	2023	2022	2023	2022	Three Months	Six Months
Revenue:
Fleet Management Solutions	$1,459	$1,621	$2,962	$3,150	(10)%	(6)%
Supply Chain Solutions	1,179	1,174	2,380	2,263	—%	5%
Dedicated Transportation Solutions	440	450	894	875	(2)%	2%
Eliminations	(194)	(211)	(400)	(400)	8%	—%
Total	$2,884	$3,034	$5,836	$5,888	(5)%	(1)%
Operating Revenue: (1)
Fleet Management Solutions	$1,254	$1,307	$2,516	$2,589	(4)%	(3)%
Supply Chain Solutions	865	798	1,744	1,536	8%	14%
Dedicated Transportation Solutions	327	306	649	602	7%	8%
Eliminations	(120)	(104)	(237)	(204)	(15)%	(16)%
Total	$2,326	$2,307	$4,672	$4,523	1%	3%

Earnings from continuing operations before income taxes:
Fleet Management Solutions	$180	$286	$362	$535	(37)%	(32)%
Supply Chain Solutions	76	62	93	105	23%	(11)%
Dedicated Transportation Solutions	33	23	62	43	43%	44%
Eliminations	(24)	(30)	(49)	(56)	20%	13%
	265	341	468	627	(22)%	(25)%
Unallocated Central Support Services	(20)	(24)	(35)	(40)	(17)%	(13)%
Intangible amortization expense (2)	(8)	(9)	(17)	(19)	(11)%	(11)%
Non-operating pension costs, net (2)	(10)	(2)	(20)	(5)	NM	NM
Other items impacting comparability, net (3)	(183)	32	(151)	27	NM	NM
Earnings from continuing operations before income taxes	$44	$338	$245	$590	(87)%	(58)%
————————————
(1)Non-GAAP financial measure. Refer to the "Non-GAAP Financial Measures" section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.
(2)Refer to Note 12, "Employee Benefit Plans," for a discussion on this item.
(3)Refer to Note 13, "Other Items Impacting Comparability," and below for a discussion of items excluded from our primary measure of segment performance.
As part of management's evaluation of segment operating performance, we define the primary measurement of our segment financial performance as segment "Earnings from continuing operations before income taxes" (EBT), which includes an allocation of Central Support Services (CSS), and excludes Non-operating pension costs, net, intangible amortization expense, and certain other items as discussed in Note 13, "Other Items Impacting Comparability," in the Notes to Condensed Consolidated Financial Statements. CSS represents those costs incurred to support all business segments, including finance and procurement, corporate services, human resources, information technology, public affairs, legal, marketing, and corporate communications.

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

The following table sets forth the benefits from equipment contribution included in EBT for our SCS and DTS business segments:

	Three months ended June 30,		Six months ended June 30,		Change 2023/2022
(Dollars in millions)	2023	2022	2023	2022	Three Months	Six Months
Equipment Contribution:
Supply Chain Solutions	$11	$11	$21	$21	—%	—%
Dedicated Transportation Solutions	13	19	28	35	(32)%	(20)%
Total	$24	$30	$49	$56	(20)%	(13)%

The decrease in DTS equipment contribution in the second quarter of 2023 and in the six months ended June 30, 2023, was related to lower proceeds on sales of used vehicles and lower fuel prices passed through to customers.

Items excluded from our segment EBT measure and their classification within our Condensed Consolidated Statements of Earnings are as follows (in millions):

		Three months ended June 30,		Six months ended June 30,
Description	Classification	2023	2022	2023	2022
FMS Europe results (1)	Restructuring and other items, net	$1	$—	$(3)	$—
Gains on sale of U.K. revenue earning equipment (1)	Used vehicles sales, net	—	20	2	28
Gains on sale of U.K. properties (1)	Miscellaneous income, net	4	23	9	24
Commercial claims proceeds, net of fees (1)	Restructuring and other items, net	—	(5)	31	(12)
Severance and other, net (1)	Restructuring and other items, net	—	(6)	(3)	(9)
FMS U.K. exit (1)		5	32	36	31
Currency translation adjustment loss (1)	Currency translation adjustment loss	(188)	—	(188)	—
Other, net (1)	Restructuring and other items, net	—	—	1	(4)
Other items impacting comparability, net		(183)	32	(151)	27
Non-operating pension costs (2)	Non-operating pension costs	(10)	(2)	(20)	(5)
		$(193)	$30	$(171)	$22

(1)Refer to Note 13, "Other Items Impacting Comparability," in the Notes to Condensed Consolidated Financial Statements for additional information.
(2)Includes the amortization of net actuarial loss and prior service cost, interest cost and expected return on plan assets components of pension and postretirement benefit costs, as well as any significant charges for settlements or curtailments if recognized.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Fleet Management Solutions

	Three months ended June 30,		Six months ended June 30,		Change 2023/2022
(Dollars in millions)	2023	2022	2023	2022	Three Months	Six Months
ChoiceLease	$781	$763	$1,557	$1,527	2%	2%
Commercial rental (1)	301	336	605	642	(10)%	(6)%
SelectCare and other	172	153	354	301	12%	18%
FMS Europe	—	55	—	119	NM	NM
Fuel services revenue	205	314	446	561	(35)%	(20)%
FMS total revenue	$1,459	$1,621	$2,962	$3,150	(10)%	(6)%

FMS operating revenue (2)	$1,254	$1,307	$2,516	$2,589	(4)%	(3)%

FMS EBT	$180	$286	$362	$535	(37)%	(32)%
FMS EBT as a % of FMS total revenue	12.3%	17.6%	12.2%	17.0%	(530) bps	(480) bps
FMS EBT as a % of FMS operating revenue (2)	14.4%	21.9%	14.4%	20.7%	(750) bps	(630) bps

			Twelve months ended June 30,		Change 2023/2022
			2023	2022
FMS EBT as a % of FMS total revenue			14.4%	16.1%	(170) bps
FMS EBT as a % of FMS operating revenue (3)			17.2%	19.0%	(180) bps
————————————
(1)For the three months ended June 30, 2023 and 2022, rental revenue from lease customers in place of a lease vehicle represented 35% and 32% of commercial rental revenue, respectively. For the six months ended June 30, 2023 and 2022, rental revenue from lease customers in place of a lease vehicle represented 36% and 33% of commercial rental revenue, respectively.
(2)Non-GAAP financial measure. Refer to the "Non-GAAP Financial Measures" section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.

FMS total revenue decreased 10% in the second quarter of 2023 and 6% for the six months ended June 30, 2023, due to lower fuel services revenue passed through to customers and lower operating revenue (a non-GAAP measure excluding fuel and ChoiceLease liability insurance revenue). FMS operating revenue decreased 4% in the second quarter, reflecting a 4% negative impact from the UK business exit. North America remained unchanged in the second quarter as higher ChoiceLease and SelectCare revenue was offset by lower rental demand. FMS operating revenue decreased 3% for the six months ended June 30, 2023, reflecting a 5% negative impact from the UK business exit and a 2% decrease in North America due to lower rental demand partially offset by higher SelectCare and ChoiceLease revenue in the six months ended June 30, 2023.

FMS EBT decreased 37% to $180 million from $286 million in the second quarter of 2023 and decreased 32% to $362 million from $535 million in the six months ended June 30, 2023. FMS EBT decreased primarily from lower gains on used vehicle sales and lower commercial rental results. Lower North America gains reflect a 34% and 41% decrease in used truck and tractor pricing, respectively, in the second quarter of 2023 and a 26% and 38% decrease in used truck and tractor pricing, respectively, in the six months ended June 30, 2023. The decreases in used truck and tractor pricing were partially offset by higher volumes in the three and six months ended June 30, 2023. Rental power fleet utilization declined to 75% in both the second quarter of 2023 and in the six months ended June 30, 2023, as compared to the 85% and 83% in the three and six months ended June 30, 2022, respectively. The average power fleet was 1% smaller in the second quarter of 2023 and 3% larger in the six months ended June 30, 2023. Commercial rental results benefited from 2% and 3% increase in power-fleet pricing during the second quarter and six months ended June 30, 2023, respectively. In the first half of 2023, we redeployed 2,300 units from the rental fleet into new ChoiceLease contracts in order to maintain optimal rental utilization levels and to meet ChoiceLease customer needs for used equipment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Our North America fleet of owned and leased revenue earning equipment and SelectCare vehicles, including vehicles under on-demand maintenance, is summarized as follows (number of units rounded to the nearest hundred):

				Change
	June 30, 2023	December 31, 2022	June 30, 2022	June 2023/ Dec 2022	June 2023/ June 2022
End of period vehicle count
By type:
Trucks (1)	74,100	72,100	71,400	3%	4%
Tractors (2)	71,100	69,300	69,400	3%	2%
Trailers and other (3)	42,000	41,200	39,700	2%	6%
Total	187,200	182,600	180,500	3%	4%

By product line:
ChoiceLease	139,000	134,600	133,400	3%	4%
Commercial rental	39,200	41,800	41,100	(6)%	(5)%
Service vehicles and other	2,000	2,100	2,100	(5)%	(5)%
	180,200	178,500	176,600	1%	2%
Held for sale	7,000	4,100	3,900	71%	79%
Total	187,200	182,600	180,500	3%	4%
Memo: U.K. Vehicle Count (excluded from above)	—	1,000	5,900	(100)%	(100)%

Customer vehicles under SelectCare contracts (4)	51,700	54,600	55,200	(5)%	(6)%

Quarterly average vehicle count
By product line:
ChoiceLease	137,800	134,500	133,600	2%	3%
Commercial rental	40,200	41,800	40,500	(4)%	(1)%
Service vehicles and other	2,100	2,000	2,000	5%	5%
	180,100	178,300	176,100	1%	2%
Held for sale	5,900	3,700	3,500	59%	69%
Total	186,000	182,000	179,600	2%	4%

Customer vehicles under SelectCare contracts (4)	52,600	55,300	55,000	(5)%	(4)%
Customer vehicles under SelectCare on-demand (5)	3,900	5,800	6,200	(33)%	(37)%
Total vehicles serviced	242,500	243,100	240,800	—%	1%
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
The following table provides information on our North America active ChoiceLease fleet (number of units rounded to nearest hundred) and our commercial rental power fleet (excludes trailers):

				Change
	June 30, 2023	December 31, 2022	June 30, 2022	June 2023/ Dec 2022	June 2023/ June 2022
Active ChoiceLease fleet
End of period vehicle count (1)	130,500	128,400	128,900	2%	1%
Quarterly average vehicle count (1)	129,700	128,800	128,500	1%	1%
Commercial rental statistics
Quarterly commercial rental utilization - power fleet (2)	75%	82%	85%	(700) bps	(1,000) bps
Year-to-date commercial rental utilization - power fleet (2)	75%	83%	83%	(800) bps	(800)	bps

————————————
(1)Active ChoiceLease vehicles are calculated as those units currently earning revenue and not classified as not yet earning (NYE) or no longer earning units (NLE). NYE units represent new vehicles on hand that are being prepared for deployment to a lease customer or into the rental fleet. Preparations include activities such as adding lift gates, paint, decals, cargo area and refrigeration equipment. NLE units represent all vehicles held for sale and vehicles for which no revenue has been earned in the previous 30 days. Accordingly, these vehicles may be temporarily out of service, being prepared for sale or awaiting redeployment.
(2)Rental utilization is calculated using the number of days units are rented divided by the number of days units are available to rent based on the days in the calendar year.

Supply Chain Solutions
Beginning in the first quarter of 2023, we introduced the omnichannel retail industry vertical to provide better visibility to the revenue mix following recent acquisitions and organic growth. This new vertical includes retail, e-commerce, last mile services, and technology.

	Three months ended June 30,		Six months ended June 30,		Change 2023/2022
(Dollars in millions)	2023	2022	2023	2022	Three Months	Six Months
Omnichannel retail	$275	$292	$586	$562	(6)%	4%
Automotive	262	217	516	412	21%	25%
Consumer packaged goods	223	198	441	385	13%	15%
Industrial and other	105	91	201	177	15%	14%
Subcontracted transportation and fuel	314	376	636	727	(16)%	(13)%
SCS total revenue	$1,179	$1,174	$2,380	$2,263	—%	5%

SCS operating revenue (1)	$865	$798	$1,744	$1,536	8%	14%

SCS EBT	$76	$62	$93	$105	23%	(11)%
SCS EBT as a % of SCS total revenue	6.4%	5.3%	3.9%	4.6%	110 bps	(70) bps
SCS EBT as a % of SCS operating revenue (1)	8.7%	7.8%	5.3%	6.8%	90 bps	(150) bps

Memo:
End of period fleet count (2)	13,600	11,700	13,600	11,700	16%	16%

			Twelve months ended June 30,		Change 2023/2022
			2023	2022
SCS EBT as a % of SCS total revenue			4.3%	3.9%	40 bps
SCS EBT as a % of SCS operating revenue (1)			6.0%	5.6%	40 bps
————————————

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
(1)Non-GAAP financial measure. Refer to the "Non-GAAP Financial Measures" section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.
(2)End of period power fleet count is 4,100 and 3,800 as of June 30, 2023 and June 30, 2022, respectively.

SCS total revenue remained at $1.2 billion in the second quarter of 2023 and increased 5% in the six months ended June 30, 2023, primarily as a result of higher operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation) offset by lower subcontracted transportation. SCS operating revenue increased 8% in the second quarter of 2023 and increased 14% for the six months ended June 30, 2023, driven by new business, higher volumes and increased pricing.

SCS EBT increased 23% in the second quarter of 2023, primarily due to higher operating revenue, lower incentive-based compensation costs, as well as higher prior year customer accommodation charges. These increases were partially offset by lower volumes in the omnichannel retail vertical. For the six months ended June 30, 2023, SCS EBT decreased 11%, reflecting a $30 million asset impairment charge related to a customer bankruptcy. Refer to Note 2, "Segment Reporting," for additional discussion. The negative impact from the asset impairment was partially offset by revenue growth.

Dedicated Transportation Solutions

	Three months ended June 30,		Six months ended June 30,		Change 2023/2022
(Dollars in millions, except fleet count)	2023	2022	2023	2022	Three Months	Six Months
DTS total revenue	$440	$450	$894	$875	(2)%	2%

DTS operating revenue (1)	$327	$306	$649	$602	7%	8%

DTS EBT	$33	$23	$62	$43	43%	44%
DTS EBT as a % of DTS total revenue	7.6%	5.1%	7.0%	4.9%	250 bps	210 bps
DTS EBT as a % of DTS operating revenue (1)	10.3%	7.5%	9.6%	7.1%	280 bps	250 bps

Memo:
End of period fleet count (2)	11,300	11,600	11,300	11,600	(3)%	(3)%

			Twelve months ended June 30,		Change 2023/2022
			2023	2022
DTS EBT as a % of DTS total revenue			6.8%	4.0%	280 bps
DTS EBT as a % of DTS operating revenue (1)			9.5%	5.7%	380 bps
————————————
(1)Non-GAAP financial measure. Refer to the "Non-GAAP Financial Measures" section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.
(2)End of period power fleet count is 5,300 as of both periods June 30, 2023 and June 30, 2022.

DTS total revenue decreased 2% in the second quarter of 2023, reflecting lower fuel revenue passed through to customers largely offset by higher operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation). DTS total revenue increased 2% for the six months ended June 30, 2023, primarily due to higher operating revenue partially offset by lower fuel revenue. DTS operating revenue increased 7% in the second quarter of 2023 and 8% in the six months ended June 30, 2023, primarily due to inflationary cost recovery and higher volumes.

DTS EBT increased 43% in second quarter of 2023 and 44% for the six months ended June 30, 2023, primarily due to operating revenue growth and improved labor productivity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Central Support Services

	Three months ended June 30,		Six months ended June 30,		Change 2023/2022
(Dollars in millions)	2023	2022	2023	2022	Three Months	Six Months
Total CSS	104	107	207	204	(3)%	1%
Allocation of CSS to business segments	(84)	(83)	(172)	(164)	1%	5%
Unallocated CSS	$20	$24	$35	$40	(17)%	(13)%

Total CSS costs decreased 3% in the second quarter primarily due to lower incentive-based compensation costs and lower professional fees partially offset by strategic investments in marketing and information technology. Total CSS costs increased 1% in the six months ended June 30, 2023, primarily due to strategic investments in marketing and information technology, partially offset by lower incentive-based compensation costs. Unallocated CSS costs decreased 17% in the second quarter of 2023, primarily reflecting lower professional fees and incentive-based compensation costs. Unallocated CSS costs decreased 13% for the six months ended June 30, 2023, primarily reflecting lower incentive-based compensation costs and the first quarter gain from the sale of our corporate headquarters building.

FINANCIAL RESOURCES AND LIQUIDITY
Cash Flows
The following is a summary of our cash flows from continuing operations:

	Six months ended June 30,
(In millions)	2023	2022
Net cash provided by (used in):
Operating activities	$1,221	$1,103
Investing activities	(1,207)	(982)
Financing activities	(57)	(330)
Effect of exchange rate changes on cash	(6)	(15)
Net change in cash, cash equivalents, and restricted cash	$(49)	$(224)

	Six months ended June 30,
(In millions)	2023	2022
Net cash provided by operating activities
Earnings from continuing operations	$122	$416
Non-cash and other, net	1,033	905
Currency translation adjustment loss	188	—
Collections on sales-type leases	63	64
Changes in operating assets and liabilities	(185)	(282)
Cash flows from operating activities from continuing operations	$1,221	$1,103

Cash provided by operating activities increased to $1.2 billion for the six months ended June 30, 2023, compared with $1.1 billion in 2022, driven by higher cash earnings and lower working capital needs. Cash used in investing activities increased to $1.2 billion for the six months ended June 30, 2023, compared with $982 million in 2022, primarily due to increased capital expenditures in 2023 and the accelerated timing of vehicle deliveries from OEMs as compared to the prior year, partially offset by the acquisition of the Whiplash business in 2022. Cash used in financing activities decreased to $57 million for the six months ended June 30, 2023, compared with $330 million in 2022, primarily reflecting lower common stock repurchases partially offset by higher borrowing needs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
The following table shows our free cash flow (a non-GAAP measure) computation:

	Six months ended June 30,
(In millions)	2023	2022
Net cash provided by operating activities	$1,221	$1,103
Sales of revenue earning equipment (1)	394	601
Sales of operating property and equipment (1)	53	35
Other (1)	—	7
Total cash generated (2)	1,668	1,746
Purchases of property and revenue earning equipment (1)	(1,652)	(1,195)
Free cash flow (2)	$16	$551
————————————
(1)Included in cash flows from investing activities.
(2)Non-GAAP financial measure. Reconciliations of net cash provided by operating activities to total cash generated and to free cash flow are set forth in this table. Refer to the "Non-GAAP Financial Measures" section of this MD&A for the reasons why management believes this measure is important to investors.

Free cash flow (a non-GAAP measure) declined to $16 million for the six months ended June 30, 2023, compared to $551 million in 2022, primarily reflecting an increase in capital expenditures and lower proceeds from used vehicle sales.

The following table provides a summary of gross capital expenditures:

	Six months ended June 30,
(In millions)	2023	2022
Revenue earning equipment:
ChoiceLease	$1,382	$810
Commercial rental	310	364
	1,692	1,174
Operating property and equipment	121	133
Gross capital expenditures	1,813	1,307
Changes to liabilities related to purchases of property and revenue earning equipment	(161)	(112)
Cash paid for purchases of property and revenue earning equipment	$1,652	$1,195

Gross capital expenditures increased to $1.8 billion for the six months ended June 30, 2023, reflecting higher investments in lease partially offset by lower investments in commercial rental.

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

Cash and cash equivalents totaled $218 million as of June 30, 2023. As of June 30, 2023, $181 million was held outside the U.S. and is available to fund operations. Our intention is to permanently reinvest the earnings of our foreign subsidiaries, with the exception of our U.K. and Germany subsidiaries where the assertion was removed in 2021. Federal, state and foreign income taxes, withholding taxes and the tax impact of foreign currency exchange gains or losses were considered on the remaining U.K. and Germany undistributed earnings as of June 30, 2023, and there was no impact to deferred taxes. In February 2023, we repatriated $38 million of foreign earnings from the U.K.

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

In February 2023, we issued an aggregate principal amount of $500 million unsecured medium-terms notes that mature on March 1, 2028. The notes bear interest at a rate of 5.65% per year. In May 2023, we issued an aggregate principal amount of $650 million unsecured medium-terms notes that mature on June 1, 2028. The notes bear interest at a rate of 5.25% per year. Refer to Note 8, "Debt," in the Notes to Condensed Consolidated Financial Statements for additional information on our global revolving credit facility, trade receivables financing program, medium-term notes, and asset-backed financing obligations.

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

Our debt ratings and rating outlooks as of June 30, 2023, were as follows:

Rating Summary
	Short-term	Short-term Outlook	Long-term	Long-term Outlook
Standard & Poor’s Ratings Services	A2	—	BBB+	Stable
Moody’s Investors Service	P2	Stable	Baa2	Stable
Fitch Ratings	F2	—	BBB+	Stable

As of June 30, 2023, we had the following amounts available to fund operations under the following facilities:

(In millions)
Global revolving credit facility	$754
Trade receivables financing program	$217

In accordance with our funding philosophy, we attempt to align the aggregate average remaining re-pricing life of our debt with the aggregate average remaining re-pricing life of our vehicle assets. We utilize both fixed-rate and variable-rate debt to achieve this alignment and generally target a mix of 20% - 40% variable-rate debt as a percentage of total debt outstanding. The variable-rate portion of our total debt (including notional value of swap agreements) was 18% and 19% as of June 30, 2023 and December 31, 2022, respectively.

Our debt-to-equity ratio was 211% and 216% as of June 30, 2023 and December 31, 2022, respectively. The debt-to-equity ratio represents total debt divided by total equity.

Share Repurchases and Cash Dividends

As of June 30, 2023, we repurchased and retired 0.8 million shares for $70 million under the 2021 Anti-Dilutive program, and 0.8 million shares for $63 million under the 2023 Discretionary Program.

Refer to Note 9, "Share Repurchase Programs," in the Notes to Condensed Consolidated Financial Statements for a discussion on our share repurchase programs.

In April 2023 and 2022, our board of directors declared a quarterly cash dividend of $0.62 and $0.58 per share of common stock, respectively. In July 2023, the board of directors declared a regular quarterly cash dividend of $0.71 per share of common stock, an increase of 15% compared to the cash dividend we have paid since July 2022.

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

	Continuing Operations
	Three months ended June 30,		Six months ended June 30,
(In millions, except per share amounts)	2023	2022	2023	2022
EBT	$44	$338	$245	$590
Non-operating pension costs, net	10	2	20	5
FMS U.K. exit (1)	(5)	(32)	(36)	(31)
Currency translation adjustment loss	188	—	188	—
Other, net (1)	—	—	(1)	4
Comparable EBT	$237	$308	$416	$568

Earnings (loss) from continuing operations	$(18)	$240	$122	$416
Non-operating pension costs, net	8	1	16	3
FMS U.K. exit (1)	(5)	(32)	(36)	(31)
Currency translation adjustment loss	183	—	183	—
Other, net (1)	1	1	—	5
Tax adjustments, net (2)	1	16	18	21
Comparable Earnings	$170	$226	$303	$414

Diluted EPS	$(0.39)	$4.72	$2.60	$8.05
Non-operating pension costs, net	0.17	0.03	0.34	0.07
FMS U.K. exit (1)	(0.11)	(0.62)	(0.77)	(0.60)
Currency translation adjustment loss	3.90	—	3.87	—
Other, net (1)	0.02	(0.01)	—	0.07
Tax adjustments, net (2)	0.02	0.31	0.38	0.41
Comparable EPS (3)	$3.61	$4.43	$6.42	$8.00
————————————
(1)Refer to Note 13, “Other Items Impacting Comparability,” in the Notes to Condensed Consolidated Financial Statements for additional information.
(2)Adjustments include the global tax impacts related to the FMS U.K. business exit in 2023, and gains on sales of U.K. revenue earning equipment and properties during 2022.
(3)For the three months ended June 30, 2023, Comparable EPS was calculated using the effect of dilutive equity awards. Diluted EPS did not use the effect of dilutive equity awards because the effect was anti-dilutive during the period. Refer to Note 11. "Earnings Per Share," in the Notes to Condensed Consolidated Financial Statements for detailed calculation of Diluted EPS.
Note: Amounts may not be additive due to rounding.

The following table provides a reconciliation of the effective tax rate to the comparable tax rate:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Effective tax rate on continuing operations (1)	140.8%	29.0%	50.0%	29.5%
Tax adjustments and income tax effects of non-GAAP adjustments (2)	(112.2)%	(2.2)%	(22.7)%	(2.3)%
Comparable tax rate on continuing operations (1)	28.6%	26.8%	27.3%	27.2%
————————————
(1)The effective tax rate on continuing operations and comparable tax rate are based on EBT and comparable EBT, respectively, found on the previous page.
(2)Refer to the table above for more information on tax adjustments. Income tax effects of non-GAAP adjustments are calculated based on the marginal tax rates to which the non-GAAP adjustments are related.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

The following table provides a reconciliation of earnings to comparable EBITDA:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2023	2022	2023	2022
Net earnings (loss)	$(18)	$239	$121	$415
Loss from discontinued operations, net of tax	—	1	1	1
Provision for income taxes	62	98	123	174
EBT	44	338	245	590
Non-operating pension costs, net	10	2	20	5
FMS U.K. exit (1)	(5)	(32)	(36)	(31)
Currency translation adjustment loss (1)	188	—	188	—
Other, net (1)	—	—	(1)	4
Comparable EBT	237	308	416	568
Interest expense	72	56	137	108
Depreciation	412	424	857	854
Used vehicle sales, net (2)	(55)	(109)	(125)	(214)
Amortization	8	9	17	19
Comparable EBITDA	$674	$688	$1,302	$1,335
————————————
(1)Refer to the table above in the Operating Results by Segment for a discussion on items excluded from our comparable measures and their classification within our Condensed Consolidated Statements of Earnings and Note 13,"Other Items Impacting Comparability," in the Notes to Condensed Consolidated Financial Statements for additional information.
(2)Refer to Note 5, "Revenue Earning Equipment, net," in the Notes to Condensed Consolidated Financial Statements for additional information.

The following table provides a reconciliation of total revenue to operating revenue:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2023	2022	2023	2022
Total revenue	$2,884	$3,034	$5,836	$5,888
Subcontracted transportation and fuel	(558)	(727)	(1,164)	(1,365)
Operating revenue	$2,326	$2,307	$4,672	$4,523

The following table provides a reconciliation of FMS total revenue to FMS operating revenue:

	Three months ended June 30,		Six months ended June 30,		Twelve months ended June 30,
(Dollars in millions)	2023	2022	2023	2022	2023	2022
FMS total revenue	$1,459	$1,621	$2,962	$3,150	$6,139	$6,086
Fuel services revenue	(205)	(314)	(446)	(561)	(999)	(949)
FMS operating revenue	$1,254	$1,307	$2,516	$2,589	$5,140	$5,137

FMS EBT	$180	$286	$362	$535	$884	$977
FMS EBT as a % of FMS total revenue	12.3%	17.6%	12.2%	17.0%	14.4%	16.1%
FMS EBT as a % of FMS operating revenue	14.4%	21.9%	14.4%	20.7%	17.2%	19.0%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
The following table provides a reconciliation of SCS total revenue to SCS operating revenue:

	Three months ended June 30,		Six months ended June 30,		Twelve months ended June 30,
(Dollars in millions)	2023	2022	2023	2022	2023	2022
SCS total revenue	$1,179	$1,174	$2,380	$2,263	$4,837	$3,935
Subcontracted transportation and fuel	(314)	(376)	(636)	(727)	(1,375)	(1,225)
SCS operating revenue	$865	$798	$1,744	$1,536	$3,462	$2,710

SCS EBT	$76	$62	$93	$105	$207	$152
SCS EBT as a % of SCS total revenue	6.4%	5.3%	3.9%	4.6%	4.3%	3.9%
SCS EBT as a % of SCS operating revenue	8.7%	7.8%	5.3%	6.8%	6.0%	5.6%

The following table provides a reconciliation of DTS total revenue to DTS operating revenue:

	Three months ended June 30,		Six months ended June 30,		Twelve months ended June 30,
(Dollars in millions)	2023	2022	2023	2022	2023	2022
DTS total revenue	$440	$450	$894	$875	$1,805	$1,657
Subcontracted transportation and fuel	(113)	(144)	(245)	(273)	(519)	(493)
DTS operating revenue	$327	$306	$649	$602	$1,286	$1,164

DTS EBT	$33	$23	$62	$43	$122	$66
DTS EBT as a % of DTS total revenue	7.6%	5.1%	7.0%	4.9%	6.8%	4.0%
DTS EBT as a % of DTS operating revenue	10.3%	7.5%	9.6%	7.1%	9.5%	5.7%

The following tables provide numerical reconciliations of net earnings to adjusted net earnings and average shareholders' equity to adjusted average shareholders' equity (Adjusted ROE), and of the non-GAAP elements used to calculate the adjusted return on equity to the corresponding GAAP measures:

	Twelve months ended June 30,
(Dollars in millions)	2023	2022
Net earnings	$574	$734
Other items impacting comparability, net (1)	96	(18)
Income taxes (2)	302	272
Adjusted earnings before income taxes	972	988
Adjusted income taxes (3)	(264)	(251)
Adjusted net earnings	$708	$737

Average shareholders' equity	$2,976	$2,642
Average adjustments to shareholders' equity (4)	(19)	(7)
Adjusted average shareholders' equity	$2,957	$2,635
Adjusted return on equity (5)	24%	28%
————————————
(1)Refer to the table below for a composition of Other items impacting comparability, net for the 12-month rolling period.
(2)Includes income taxes on discontinued operations.
(3)Represents provision for income taxes plus income taxes on other items impacting comparability.
(4)Represents the impact of other items impacting comparability, net of tax, to equity for the respective period.
(5)Adjusted return on equity is calculated by dividing Adjusted net earnings into Adjusted average shareholders' equity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

	Twelve months ended June 30,
(In millions)	2023	2022
FMS U.K. exit	$(87)	$(31)
Currency translation adjustment loss	188	—
Other, net	(5)	13
Other items impacting comparability (1)	$96	$(18)
————————————
(1)Refer to Note 13, "Other Items Impacting Comparability," in the Notes to Condensed Consolidated Financial Statements for additional information.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Forward-looking statements (within the meaning of the Federal Private Securities Litigation Reform Act of 1995) are statements that relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends concerning matters that are not historical facts. These statements are often preceded by or include the words "believe," "expect," "intend," "estimate," "anticipate," "will," "may," "could," "should" or similar expressions. This Quarterly Report contains forward-looking statements including statements regarding:

•our expectations with respect to the effects of outsourcing trends in warehousing and distribution on our business and financial results;
•our expectations with respect to a softening macroeconomic and freight environment;
•our expectations regarding supply of vehicles and its effect on pricing and demand;
•the expected pricing for used vehicles and sales channel mix;
•our expectations regarding used vehicle sales and rental;
•our expectations regarding the impact of labor shortages and subcontracted transportation costs;
•our expectations in our FMS business segment regarding ChoiceLease;
•our expectations in our SCS and DTS business segments related to revenue and earnings growth and contract sales activity;
•our expectations with respect to weakening trends in our omnichannel retail vertical;
•our expectations of cash flow from operating activities, free cash flow and capital expenditures;
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
•the anticipated impact of fuel and energy prices, interest rate movements and exchange rate fluctuations;
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
•our expectations regarding the benefits from our strategic investments and initiatives, including our maintenance and lease pricing initiatives;
•our expectations regarding the achievement of our return on equity improvement initiatives;
•our expectations with respect to the asset impairment charge related to a customer bankruptcy;
•the anticipated impact of inflationary pressures;
•our expectations of the long-term residual values of revenue earnings equipment, including the probability of incurring losses or having to decrease residual value estimates in the event of a potential cyclical downturn or changes to the estimated useful lives; and
•our expectations regarding the U.S. federal, state and foreign tax positions and realizability of deferred tax assets.
These statements, as well as other forward-looking statements contained in this Quarterly Report, are based on our current plans and expectations and are subject to risks, uncertainties and assumptions. We caution readers that certain important factors could cause actual results and events to differ significantly from those expressed in any forward-looking statements. These risk factors, among others, include the following:
•Market Conditions:
◦Changes in general economic and financial conditions in the U.S. and worldwide leading to decreased demand for our services and products, lower profit margins, increased levels of bad debt, and reduced access to credit and financial markets.
◦Decreases in freight demand which would impact both our transactional and variable-based contractual business.
◦Changes in our customers' operations, financial condition or business environment that may limit their demand for, or ability to purchase, our services and products.
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
◦Lower than expected revenue growth due to production delays at our automotive SCS customers, primarily related to the worldwide semiconductor supply shortage, and supply chain disruptions.
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
•Other risks detailed from time to time in our SEC filings including our 2022 Annual Report on Form 10-K and in "Item 1A.-Risk Factors" of this Quarterly Report.
New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. As a result, we cannot provide assurance as to our future results or achievements. You should not place undue reliance on the forward-looking statements contained herein, which speak only as of the date of this Quarterly Report. We do not intend, or assume any obligation, to update or revise any forward-looking statements contained in this Quarterly Report, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to Ryder's exposures to market risks since December 31, 2022. Please refer to the 2022 Annual Report on Form 10-K for a complete discussion of Ryder's exposures to market risks.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

As of the end of the second quarter of 2023, we carried out an evaluation, under the supervision and with the participation of management, including Ryder's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ryder's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the second quarter of 2023, Ryder's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2023, there were no changes in Ryder's internal control over financial reporting that have materially affected or are reasonably likely to materially affect such internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of our material pending legal proceedings, please refer to Note 14, "Contingencies and Other Matters," in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases we made of our common stock during the three months ended June 30, 2023:

(Dollars in millions, except per share)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Discretionary and Anti-Dilutive Programs (2)
April 1 through April 30, 2023	49,818	$78.45	49,596	3,059,901
May 1 through May 31, 2023	1,030,417	80.60	1,030,400	2,029,501
June 1 through June 30, 2023	5,402	84.38	—	2,029,501
Total	1,085,637	$80.52	1,079,996
 ————————————
(1)During the three months ended June 30, 2023, we purchased an aggregate of 5,641 shares of our common stock in employee-related transactions. Employee-related transactions may include: (i) shares of common stock withheld as payment for the exercise price of options exercised or to satisfy the tax withholding liability associated with our share-based compensation programs and (ii) open-market purchases by the trustee of Ryder's deferred compensation plans relating to investments by employees in our stock, one of the investment options available under the plans.

(2)Our board of directors authorized management to repurchase up to 2.5 million shares of common stock, issued to employees under the company's employee stock plans since September 1, 2021 (the "2021 Anti-Dilutive Program"). The 2021 Anti-Dilutive Program was designed to mitigate the dilutive impact of shares issued under our employee stock plans. The 2021 Anti-Dilutive Repurchase Program commenced on October 14, 2021. In February 2023, our board of directors authorized a new discretionary share repurchase program to grant management discretion to repurchase up to 2 million shares of common stock over a period of two years (the "2023 Discretionary Program"). Share repurchases under both programs can be made from time to time using our working capital and a variety of methods, including open-market transactions and trading plans established pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The timing and actual number of shares repurchased are subject to market conditions, legal requirements and other factors, including balance sheet leverage, availability of acquisitions and stock price.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans and Non-Rule 10b5-1 Trading Arrangements

Certain of our officers or directors, as applicable, have made elections to participate in, and are participating in, our dividend reinvestment plan and 401(k) savings plan, and have made, and may from time to time make, elections to purchase shares, have shares withheld to cover withholding taxes, or pay the exercise price of options, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On July 21, 2023, our board of directors approved entering into amended and restated severance agreements (the “Severance Agreements”) with named executive officers Robert C. Sanchez, John J. Diez, Robert D. Fatovic, Thomas M. Havens and J. Steve Sensing (together, the “Executives”).

The Severance Agreements have an effective date of August 1, 2023, and amend and restate each Executive’s existing severance agreement to: (1) remove the requirement for each Executive to be employed for one year before they are eligible to receive benefits under the Severance Agreement; (2) revise the definition of “Good Reason” to include any material and adverse change in the Executive’s position or reporting relationship; (3) provide that, in the event that an Executive terminates his employment for “Good Reason” (as defined in the Severance Agreements) within the two-year period commencing on a Change of Control (as defined in the Severance Agreements), the pro-rata bonus provided to each Executive will be based on target performance; and (4) implement other ministerial changes (collectively, the “Amendments”).

The foregoing description of the Amendments do not purport to be complete and are qualified in their entirety by reference to the Form of Amended and Restated Severance Agreement for Executive Officers (other than the Chief Executive Officer), attached hereto as Exhibit 10.3, and the Amended and Restated Severance Agreement for the Chief Executive Officer, attached hereto as Exhibit 10.4, in each case, incorporated by reference herein.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1*
First Amendment to Third Amended and Restated Global Revolving Credit Agreement, dated as of December 14, 2021, by and among Ryder System, Inc., certain Ryder subsidiaries, and the lenders and agents named therein

10.2*
Ryder System, Inc. Amended and Restated 2019 Equity and Incentive Compensation Plan, effective as of May 5, 2023, previously filed with the Commission on March 15, 2023 as Appendix A to Ryder System, Inc.'s Definitive Proxy Statement on Schedule 14A, is incorporated by reference into this report

10.3*	Form of Amended and Restated Severance Agreement for Executive Officers (other than the Chief Executive Officer)
10.4*	Amended and Restated Severance Agreement for the Chief Executive Officer
31.1	Certification of Robert E. Sanchez pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of John J. Diez pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32	Certification of Robert E. Sanchez and John J. Diez pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C Section 1350
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Management contract or compensation plan arrangement pursuant to Item 601(b)(10) of Regulation S-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYDER SYSTEM, INC.
(Registrant)

Date:	July 26, 2023	By:	/s/ JOHN J. DIEZ
John J. Diez
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	July 26, 2023	By:	/s/ CRISTINA GALLO-AQUINO
Cristina Gallo-Aquino
Senior Vice President and Controller
(Principal Accounting Officer)