Form 10-Q
period 2023-09-30
RYDER SYSTEM INC
filed 2023-10-25
CIK 85961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No   ☑
The number of shares of Ryder System, Inc. Common Stock outstanding at September 30, 2023, was 44,322,243.

RYDER SYSTEM, INC.
FORM 10-Q QUARTERLY REPORT

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In millions, except per share amounts)	2023	2022	2023	2022
Lease & related maintenance and rental revenue	$986	$1,044	$2,941	$3,119
Services revenue	1,799	1,811	5,399	5,258
Fuel services revenue	139	180	420	546
Total revenue	2,924	3,035	8,760	8,923

Cost of lease & related maintenance and rental	666	691	2,001	2,078
Cost of services	1,524	1,550	4,638	4,523
Cost of fuel services	137	176	412	530
Selling, general and administrative expenses	347	350	1,053	1,053
Non-operating pension costs, net	10	3	30	8
Used vehicle sales, net	(47)	(113)	(174)	(356)
Interest expense	75	57	212	165
Miscellaneous income, net	(5)	(9)	(36)	(23)
Currency translation adjustment loss	—	—	188	—
Restructuring and other items, net	4	(4)	(22)	21
	2,711	2,701	8,302	7,999

Earnings from continuing operations before income taxes	213	334	458	924
Provision for income taxes	53	87	176	261
Earnings from continuing operations	160	247	282	663
Earnings (loss) from discontinued operations, net of tax	1	(1)	—	(2)
Net earnings	$161	$246	$282	$661

Earnings (loss) per common share — Basic
Continuing operations	$3.51	$4.92	$6.11	$13.12
Discontinued operations	0.03	(0.01)	0.01	(0.03)
Net earnings	$3.55	$4.91	$6.12	$13.09

Earnings (loss) per common share — Diluted
Continuing operations	$3.44	$4.82	$6.01	$12.86
Discontinued operations	0.03	(0.01)	0.01	(0.03)
Net earnings	$3.47	$4.82	$6.02	$12.82
See accompanying Notes to Condensed Consolidated Financial Statements.
Note: EPS amounts may not be additive due to rounding.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2023	2022	2023	2022
Net earnings	$161	$246	$282	$661
Other comprehensive (loss) income:
Changes in cumulative translation adjustment and unrealized gains from cash flow hedges, net of taxes	(14)	(54)	202	(96)

Amortization of pension and postretirement items	7	5	20	16
Income tax expense related to amortization of pension and postretirement items	(2)	(1)	(5)	(4)
Amortization of pension and postretirement items, net of taxes	5	4	15	12

Change in net actuarial loss and prior service cost	—	—	—	2
Income tax expense related to change in net actuarial loss and prior service cost	—	—	—	(1)
Change in net actuarial loss and prior service cost, net of taxes	—	—	—	1

Other comprehensive income (loss), net of taxes	(9)	(50)	217	(83)

Comprehensive income	$152	$196	$499	$578
See accompanying Notes to Condensed Consolidated Financial Statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(In millions, except share amounts)	September 30, 2023	December 31, 2022
Assets:
Current assets:
Cash and cash equivalents	$159	$267
Receivables, net	1,647	1,610
Inventories	75	78
Prepaid expenses and other current assets	231	245
Total current assets	2,112	2,200
Revenue earning equipment, net	8,875	8,190
Operating property and equipment, net of accumulated depreciation of $1,468 and $1,377	1,164	1,148
Goodwill	860	861
Intangible assets, net	274	295
Operating lease right-of-use assets	974	715
Sales-type leases and other assets	1,071	986
Total assets	$15,330	$14,395

Liabilities and shareholders' equity:
Current liabilities:
Short-term debt and current portion of long-term debt	$1,888	$1,349
Accounts payable	911	767
Accrued expenses and other current liabilities	1,188	1,200
Total current liabilities	3,987	3,316
Long-term debt	4,733	5,003
Other non-current liabilities	1,813	1,568
Deferred income taxes	1,700	1,571
Total liabilities	12,233	11,458

Commitments and contingencies (Note 14)
Shareholders' equity:
Preferred stock, no par value per share — authorized, 3,800,917; none outstanding, September 30, 2023 and December 31, 2022	—	—
Common stock, $0.50 par value per share — authorized, 400,000,000; outstanding, September 30, 2023 — 44,322,243 and December 31, 2022 — 46,286,664	22	23
Additional paid-in capital	1,149	1,192
Retained earnings	2,505	2,518
Accumulated other comprehensive loss	(579)	(796)
Total shareholders' equity	3,097	2,937
Total liabilities and shareholders' equity	$15,330	$14,395
See accompanying Notes to Condensed Consolidated Financial Statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
(In millions)	2023	2022
Cash flows from operating activities from continuing operations:
Net earnings	$282	$661
Less: Loss from discontinued operations, net of tax	—	(2)
Earnings from continuing operations	282	663
Depreciation expense	1,274	1,275
Used vehicle sales, net	(174)	(356)
Currency translation adjustment loss	188	—
Amortization expense and other non-cash charges, net	67	78
Non-cash lease expense	190	143
Non-operating pension costs, net and share-based compensation expense	63	42
Deferred income tax expense	129	186
Collections on sales-type leases	91	99
Changes in operating assets and liabilities:
Receivables	18	(142)
Inventories	3	(10)
Prepaid expenses and other assets	(7)	(34)
Accounts payable	13	(8)
Accrued expenses and other liabilities	(295)	(150)
Net cash provided by operating activities from continuing operations	1,842	1,786

Cash flows from investing activities from continuing operations:
Purchases of property and revenue earning equipment	(2,457)	(1,917)
Sales of revenue earning equipment	587	922
Sales of operating property and equipment	60	54
Acquisitions, net of cash acquired	—	(448)
Other investing activities	(4)	38
Net cash used in investing activities from continuing operations	(1,814)	(1,351)

Cash flows from financing activities from continuing operations:
Net borrowings of commercial paper and other	85	311
Debt proceeds	1,314	1,006
Debt repayments	(1,144)	(1,511)
Dividends on common stock	(96)	(94)
Common stock issued	1	(6)
Common stock repurchased	(282)	(300)
Other financing activities	(4)	(6)
Net cash used in financing activities from continuing operations	(126)	(600)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(10)	(51)
Decrease in cash, cash equivalents, and restricted cash	(108)	(216)
Cash, cash equivalents, and restricted cash at beginning of period	267	672
Cash, cash equivalents, and restricted cash at end of period	$159	$456

See accompanying Notes to Condensed Consolidated Financial Statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

	Three months ended September 30, 2023
	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
(In millions, except share amounts in thousands)	Amount	Shares	Par				Total
Balance as of July 1, 2023	$—	45,527	$23	$1,154	$2,489	$(570)	$3,096
Comprehensive income	—	—	—	—	161	(9)	152
Common stock dividends declared —$0.71 per share	—	—	—	—	(34)	—	(34)
Common stock issued under employee stock award and stock purchase plans and other (1)	—	281	—	21	—	—	21
Common stock repurchases	—	(1,486)	(1)	(37)	(111)	—	(149)
Share-based compensation	—	—	—	11	—	—	11
Balance as of September 30, 2023	$—	44,322	$22	$1,149	$2,505	$(579)	$3,097

	Three months ended September 30, 2022
	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
(In millions, except share amounts in thousands)	Amount	Shares	Par				Total
Balance as of July 1, 2022	$—	51,195	$26	$1,149	$2,380	$(722)	$2,833
Comprehensive income	—	—	—	—	246	(50)	196
Common stock dividends declared —$0.62 per share	—	—	—	—	(32)	—	(32)
Common stock issued under employee stock award and stock purchase plans and other (1)	—	32	(1)	4	—	—	3
Common stock repurchases	—	(976)	—	63	(63)	—	—
Share-based compensation	—	—	—	11	—	—	11
Balance as of September 30, 2022	$—	50,251	$25	$1,227	$2,531	$(772)	$3,011
————————————
(1)Net of common shares delivered as payment for the exercise price or to satisfy the holders' withholding tax liability upon exercise of options.

See accompanying Notes to Condensed Consolidated Financial Statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

	Nine months ended September 30, 2023
	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
(In millions, except share amounts in thousands)	Amount	Shares	Par				Total
Balance as of January 1, 2023	$—	46,287	$23	$1,192	$2,518	$(796)	$2,937
Comprehensive income	—	—	—	—	282	217	499
Common stock dividends declared —$1.95 per share	—	—	—	—	(93)	—	(93)
Common stock issued under employee stock award and stock purchase plans and other (1)	—	1,066	1	—	2	—	3
Common stock repurchases	—	(3,031)	(2)	(76)	(204)	—	(282)
Share-based compensation	—	—	—	33	—	—	33
Balance as of September 30, 2023	$—	44,322	$22	$1,149	$2,505	$(579)	$3,097

	Nine months ended September 30, 2022
	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
(In millions, except share amounts in thousands)	Amount	Shares	Par				Total
Balance as of January 1, 2022	$—	53,789	$27	$1,194	$2,266	$(689)	$2,798
Comprehensive income	—	—	—	—	661	(83)	578
Common stock dividends declared —$1.78 per share	—	—	—	—	(93)	—	(93)
Common stock purchased under employee stock option and stock purchase plans and other (1)	—	490	—	(6)	—	—	(6)
Common stock repurchases	—	(4,028)	(2)	5	(303)	—	(300)
Share-based compensation	—	—	—	34	—	—	34
Balance as of September 30, 2022	$—	50,251	$25	$1,227	$2,531	$(772)	$3,011
————————————
(1)Net of common shares delivered as payment for the exercise price or to satisfy the holders' withholding tax liability upon exercise of options.

See accompanying Notes to Condensed Consolidated Financial Statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. GENERAL

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements include the accounts of Ryder System, Inc. (Ryder) and all entities in which Ryder has a controlling voting interest (subsidiaries) and variable interest entities (VIE) where Ryder is determined to be the primary beneficiary in accordance with generally accepted accounting principles in the United States (GAAP). Ryder is deemed to be the primary beneficiary if we have the power to direct the activities that most significantly impact the entity's economic performance and we share in the significant risks and rewards of the entity. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies described in our 2022 Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements and notes thereto. The year-end Condensed Consolidated Balance Sheet data was derived from our audited financial statements, but does not include all disclosures required by GAAP. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair statement have been included and the disclosures herein are adequate. The operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. Certain prior period amounts have been reclassified to conform with the current period presentation. In the three and nine months ended September 30, 2022, we previously reported certain costs in "Cost of fuel services" that should have been included in the "Cost of services" within the unaudited Condensed Consolidated Statement of Earnings. These costs were not material to any financial statement line item, and we elected to revise the presentation of these prior period costs to conform to the current year presentation in our financial statements. We added the "Operating lease right-of-use assets" financial statement line to the unaudited Condensed Consolidated Balance Sheets. These assets were previously included in "Sales-type leases and other assets" in the year-end Condensed Consolidated Balance Sheets.

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

In the beginning of 2022, we announced our intention to exit our lower return FMS Europe (primarily United Kingdom (U.K.)) business. We completed the shutdown of operations as well as the sale of the remaining vehicles and properties as of June 30, 2023, generating cash proceeds of $394 million and recording gains of $95 million from the beginning of 2022 through June 30, 2023. As a result of the shutdown, we reclassified $188 million ($183 million, net of tax) of cumulative currency translation adjustment charges from "Accumulated other comprehensive loss" in our Condensed Consolidated Balance Sheet into a one-time, non-cash charge in the second quarter of 2023 in our Condensed Consolidated Statements of Earnings. The currency translation adjustment loss had no material impact on our consolidated financial position or cash flows. Refer to Note 10, "Accumulated Other Comprehensive Loss" for a discussion on the currency translation adjustment loss.

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table sets forth financial information for each of our segments and provides a reconciliation between segment EBT and Earnings from continuing operations before income taxes:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2023	2022	2023	2022
Revenue:
Fleet Management Solutions:
ChoiceLease	$799	$772	$2,356	$2,299
Commercial rental	293	349	898	991
SelectCare and other	174	159	528	460
FMS Europe (1)	—	23	—	142
Fuel services revenue	221	279	667	840
Fleet Management Solutions	1,487	1,582	4,449	4,732
Supply Chain Solutions	1,194	1,206	3,574	3,469
Dedicated Transportation Solutions	448	455	1,342	1,330
Eliminations (2)	(205)	(208)	(605)	(608)
Total revenue	$2,924	$3,035	$8,760	$8,923

Earnings from continuing operations before income taxes:
Fleet Management Solutions	$169	$266	$531	$801
Supply Chain Solutions	81	71	174	176
Dedicated Transportation Solutions	28	28	90	72
Eliminations	(23)	(27)	(73)	(84)
	255	338	722	965
Unallocated Central Support Services	(20)	(21)	(54)	(61)
Intangible amortization expense (3)	(8)	(8)	(25)	(27)
Non-operating pension costs, net (4)	(10)	(3)	(30)	(8)
Other items impacting comparability, net (5)	(4)	28	(155)	55
Earnings from continuing operations before income taxes	$213	$334	$458	$924
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

Long-Lived Asset Impairment

During the first quarter of 2023, we identified impairment indicators primarily associated with specialized sortation and conveyor equipment used in the warehouse operations of a specific SCS customer. The impairment indicators were triggered by the credit deterioration and eventual bankruptcy of this customer in April 2023. These events resulted in a significant decline in the forecasted operating cash flows associated with the equipment. We performed an asset impairment test under the income-based approach using a discounted cash flow method of valuation and determined we had a $30 million impairment. Events or changes in circumstances may occur in the near term resulting in a change in management’s estimates of undiscounted cash flows. Any such events or changes could ultimately impact the amount of the impairment loss. In the fourth quarter of 2022, we were notified by this customer of their intent to early terminate operations at one of their distribution centers and we recorded an impairment charge of $20 million in the fourth quarter of 2022.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table sets forth the capital expenditures paid for each of our segments:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2023	2022	2023	2022
Fleet Management Solutions	$754	$656	$2,346	$1,768
Supply Chain Solutions	44	58	88	124
Dedicated Transportation Solutions	—	1	1	2
Central Support Services	7	7	22	23
Purchases of property and revenue earning equipment	$805	$722	$2,457	$1,917

3. REVENUE
The following tables present our revenue recognized by primary geographical market in our reportable business segments and by industry vertical for SCS. Refer to Note 2, "Segment Reporting," for the disaggregation of our revenue by major products/service lines.

Primary Geographical Markets

	Three months ended September 30, 2023
(In millions)	FMS	SCS	DTS	Eliminations	Total
United States	$1,407	$1,042	$448	$(193)	$2,704
Canada	80	69	—	(12)	137
Mexico	—	83	—	—	83
Total revenue	$1,487	$1,194	$448	$(205)	$2,924

	Three months ended September 30, 2022
(In millions)	FMS	SCS	DTS	Eliminations	Total
United States	$1,479	$1,077	$455	$(198)	$2,813
Canada	80	61	—	(10)	131
Europe (1)	23	—	—	—	23
Mexico	—	68	—	—	68
Total revenue	$1,582	$1,206	$455	$(208)	$3,035

————————————
(1)Refer to Note 13, "Other Items Impacting Comparability" for further information on the exit of the FMS U.K. business.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

	Nine months ended September 30, 2023
(In millions)	FMS	SCS	DTS	Eliminations	Total
United States	$4,214	$3,145	$1,342	$(573)	$8,128
Canada	235	197	—	(32)	400
Mexico	—	232	—	—	232
Total revenue	$4,449	$3,574	$1,342	$(605)	$8,760

	Nine months ended September 30, 2022
(In millions)	FMS	SCS	DTS	Eliminations	Total
United States	$4,351	$3,089	$1,330	$(578)	$8,192
Canada	239	190	—	(30)	399
Europe (1)	142	—	—	—	142
Mexico	—	190	—	—	190
Total revenue	$4,732	$3,469	$1,330	$(608)	$8,923

————————————
(1)Refer to Note 13, "Other Items Impacting Comparability" for further information on the exit of the FMS U.K. business.
Industry

Beginning in the first quarter of 2023, we introduced the omnichannel retail industry vertical within our SCS business segment to provide better visibility to the revenue mix following recent acquisitions and organic growth. This new vertical includes retail, e-commerce, last mile services, and technology. Our SCS business segment included revenue from the following industries:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2023	2022	2023	2022
Omnichannel retail	$421	$474	$1,279	$1,343
Automotive	388	392	1,192	1,135
Consumer packaged goods	237	218	695	622
Industrial and other	148	122	408	369
Total SCS revenue	$1,194	$1,206	$3,574	$3,469

Lease & Related Maintenance and Rental Revenue
The non-lease revenue from maintenance services related to our ChoiceLease product is recognized in "Lease & related maintenance and rental revenue" in the Condensed Consolidated Statements of Earnings. For the three months ended September 30, 2023 and 2022, we recognized $239 million and $250 million, respectively. For the nine months ended September 30, 2023 and 2022, we recognized $722 million and $769 million, respectively.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

Deferred Revenue
The following table includes the changes in deferred revenue due to the collection and deferral of cash or the satisfaction of our performance obligation under the contract:

	Nine months ended September 30,
(In millions)	2023	2022
Balance as of beginning of period	$544	$593
Recognized as revenue during period from beginning balance	(131)	(143)
Consideration deferred during period, net	137	111
Foreign currency translation adjustment and other	—	(10)
Balance as of end of period	$550	$551
Contracted Not Recognized Revenue

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized (contracted not recognized revenue). Contracted not recognized revenue was $2.7 billion as of September 30, 2023, and primarily includes deferred revenue and amounts for ChoiceLease maintenance revenue that will be recognized as revenue in future periods as we provide maintenance services to our customers.

4. RECEIVABLES, NET

(In millions)	September 30, 2023	December 31, 2022
Trade	$1,434	$1,476
Sales-type lease	136	120
Other, primarily warranty and insurance	111	55
	1,681	1,651
Allowance for credit losses and other	(34)	(41)
Receivables, net	$1,647	$1,610

The following table provides a reconciliation of our allowance for credit losses and other:

	Nine months ended September 30,
(In millions)	2023	2022
Balance as of beginning of period	$41	$31
Changes to provisions for credit losses	13	22
Write-offs and other	(20)	(15)
Balance as of end of period	$34	$38

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

5. REVENUE EARNING EQUIPMENT, NET

	Estimated Useful Lives (In Years)	September 30, 2023			December 31, 2022
(Dollars in millions)		Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
Held for use:
Trucks	3 — 7	$5,563	$(2,168)	$3,395	$5,282	$(2,114)	$3,168
Tractors	4 — 7.5	7,133	(2,819)	4,314	7,153	(3,153)	4,000
Trailers and other	9.5 — 12	1,689	(685)	1,004	1,610	(690)	920
Held for sale (1)		723	(561)	162	388	(286)	102
Total		$15,108	$(6,233)	$8,875	$14,433	$(6,243)	$8,190
————————————
(1)Revenue earning equipment held for sale, where net book values exceed fair values, are adjusted to fair value on a nonrecurring basis and these adjustments are considered Level 3 fair value measurements. The fair value of revenue earning equipment held for sale adjusted with Level 3 fair value measurements was $13 million and $3 million as of September 30, 2023 and December 31, 2022, respectively. The net book value of all other assets held for sale were below fair value.
Residual Value Estimate Changes

We periodically review and adjust, as appropriate, the estimated residual values and useful lives of existing revenue earning equipment for the purposes of recording depreciation expense. Reductions in estimated residual values or useful lives will increase depreciation expense over the remaining useful life of the vehicle. Conversely, an increase in estimated residual values or useful lives will decrease depreciation expense over the remaining useful life of the vehicle. Our review of the estimated residual values and useful lives of revenue earning equipment is based on vehicle class (i.e., generally subcategories of trucks, tractors and trailers by weight and usage), historical and current market prices, third-party expected future market prices, expected lives of vehicles, and expected sales in the wholesale or retail markets, among other factors. A variety of factors, many of which are outside of our control, could cause residual value estimates to differ from actual used vehicle sales pricing, such as changes in supply and demand of used vehicles; volatility in market conditions; changes in vehicle technology; competitor pricing; regulatory requirements; driver shortages; customer requirements and preferences; and changes in underlying assumption factors. We have disciplines related to the management and maintenance of our vehicles designed to manage the risk associated with the residual values of our revenue earning equipment. For the nine months ended September 30, 2023 and 2022, we did not adjust the estimated residual values and useful lives of existing revenue earning equipment.
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

The components of "Used vehicle sales, net" were as follows:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2023	2022	2023	2022
Gains on used vehicle sales, net (1)	$(52)	$(116)	$(183)	$(362)
Losses from valuation adjustments	5	3	9	6
Used vehicle sales, net	$(47)	$(113)	$(174)	$(356)
————————————
(1)Includes gains on used vehicles sold as part of the exit of the FMS U.K business of $2 million, for the nine months ended September 30, 2023, and $15 million and $43 million, for the three and nine months ended September 30, 2022, respectively.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

6. ACCRUED EXPENSES AND OTHER LIABILITIES

	September 30, 2023			December 31, 2022
(In millions)	Accrued Expenses	Non-Current Liabilities	Total	Accrued Expenses	Non-Current Liabilities	Total
Salaries and wages	$179	$—	$179	$259	$—	$259
Deferred compensation	5	92	97	5	80	85
Pension and other employee benefits	24	184	208	29	179	208
Insurance obligations, primarily self-insured	176	306	482	179	309	488
Operating taxes	143	—	143	132	—	132
Interest	47	—	47	41	—	41
Deposits, mainly from customers	71	—	71	84	—	84
Operating lease liabilities	215	783	998	191	541	732
Deferred revenue	193	357	550	178	366	544
Other	135	91	226	102	93	195
Total	$1,188	$1,813	$3,001	$1,200	$1,568	$2,768

7. LEASES
Leases as Lessor
The components of lease income were as follows:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2023	2022	2023	2022
Operating leases
Lease income related to ChoiceLease	$375	$367	$1,103	$1,127
Lease income related to commercial rental (1)	$281	$333	$856	$956

Sales-type leases
Interest income related to net investment in leases	$14	$12	$40	$33

Variable lease income excluding commercial rental (1)	$74	$81	$216	$226
————————————
(1)Lease income related to commercial rental includes both fixed and variable lease income. Variable income is approximately 15% of total commercial rental income based on management's internal estimates.

The components of net investment in sales-type leases, which are included in "Receivables, net" and "Sales-type leases and other assets" in the Condensed Consolidated Balance Sheets, were as follows:

(In millions)	September 30, 2023	December 31, 2022
Net investment in the lease — lease payment receivable	$680	$598
Net investment in the lease — unguaranteed residual value in assets	42	43
	722	641
Estimated loss allowance	(3)	(6)
Total	$719	$635

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

8. DEBT

	Weighted Average Interest Rate
(Dollars in millions)	September 30, 2023	Maturities	September 30, 2023	December 31, 2022
Debt:
U.S. commercial paper	5.62%	2026	$758	$672
Trade receivables financing program	5.83%	2024	50	50
Global revolving credit facility	—	2026	—	—
Unsecured U.S. obligations	4.13%	2024-2027	375	375
Unsecured medium-term note issued February 2018	—	2023	—	450
Unsecured medium-term note issued June 2018	—	2023	—	450
Unsecured medium-term note issued October 2018	3.88%	2023	300	300
Unsecured medium-term note issued February 2019	3.65%	2024	600	600
Unsecured medium-term note issued August 2019	2.50%	2024	550	550
Unsecured medium-term note issued April 2020	4.63%	2025	400	400
Unsecured medium-term note issued May 2020	3.35%	2025	400	400
Unsecured medium-term note issued December 1995	6.95%	2025	150	150
Unsecured medium-term note issued November 2021 (1)	6.19%	2026	270	270
Unsecured medium-term note issued November 2019	2.90%	2026	400	400
Unsecured medium-term note issued February 2022 (1)	4.47%	2027	432	434
Unsecured medium-term note issued May 2022	4.30%	2027	300	300
Unsecured medium-term note issued February 2023	5.65%	2028	500	—
Unsecured medium-term note issued May 2023	5.25%	2028	650	—
Unsecured foreign obligations	2.88%	2024	50	50
Asset-backed U.S. obligations (2)	3.39%	2023-2030	415	477
Finance lease obligations and other		2023-2031	44	42
			6,644	6,370
Debt issuance costs and original issue discounts			(23)	(18)
Total debt (3)			6,621	6,352
Short-term debt and current portion of long-term debt			(1,888)	(1,349)
Long-term debt			$4,733	$5,003
 ————————————
(1)Includes impact from the fair market values of hedging instruments on our notes, which was $48 million as of September 30, 2023 and $47 million as of December 31, 2022, and was included in "Other non-current liabilities" within the Condensed Consolidated Balance Sheets. The notional amount of interest rate swaps designated as fair value hedges was $500 million as of both September 30, 2023 and December 31, 2022.
(2)Asset-backed U.S. obligations are related to financing transactions backed by a portion of our revenue earning equipment.
(3)The unsecured medium-term notes bear semi-annual interest.

The fair value of total debt (excluding finance lease and asset-backed U.S. obligations) was approximately $6.1 billion and $5.7 billion as of September 30, 2023 and December 31, 2022, respectively. For publicly traded debt, estimates of fair value were based on market prices. For other debt, fair value was estimated based on a model-driven approach using rates currently available to us for debt with similar terms and remaining maturities. The fair value measurements of our publicly traded debt and our other debt were classified within Level 2 of the fair value hierarchy.

As of September 30, 2023, there was $642 million available under the global revolving credit facility. In order to maintain availability of funding, we must maintain a ratio of debt to consolidated net worth of less than or equal to 300%, as defined in the credit facility agreement. As of September 30, 2023, the ratio was 166%.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

On April 25, 2023, certain terms of our global revolving credit facility were amended. Pursuant to the amendment, among other items, (i) the definition of consolidated net worth was revised to exclude impacts from the exit of the FMS U.K. business, (ii) LIBOR was replaced as an available benchmark interest rate with term secured overnight financing rate (SOFR), and (iii) the maximum absolute dollar amounts for our trade receivables financing program and asset-backed financings were removed and the percentage-based maximum amounts were substantially increased.

We had letters of credit and surety bonds outstanding of $464 million and $513 million as of September 30, 2023 and December 31, 2022, respectively, which primarily guarantee the payment of insurance claims.

As of September 30, 2023, the available proceeds under the trade receivables financing program were $167 million. As of September 30, 2023, utilization of this program included borrowing of $50 million and letters of credit outstanding of $83 million.

The following table summarizes our debt proceeds and repayments in 2023:

Nine months ended September 30, 2023
(In millions)	Debt Proceeds		Debt Repayments
Medium-term notes (1)	$1,142	Medium-term notes	$900
U.S. and foreign term loans, finance lease obligations and other	172	U.S. and foreign term loans, finance lease obligations and other	244
Total debt proceeds	$1,314	Total debt repaid	$1,144
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

9. SHARE REPURCHASE PROGRAMS

We maintained two share repurchase programs during the nine months ended September 30, 2023: the 2021 Anti-Dilutive Program and the February 2023 Discretionary Program, as defined below. The first program authorized management to repurchase up to 2.5 million shares of common stock, issued to employees under our employee stock plans since September 1, 2021 (the "2021 Anti-Dilutive Program"). The 2021 Anti-Dilutive Program was designed to mitigate the dilutive impact of shares issued under our employee stock plans. The 2021 Anti-Dilutive Program commenced October 14, 2021, and expired October 14, 2023. In February 2023, our board of directors authorized a discretionary share repurchase program to grant management discretion to repurchase up to 2 million shares of common stock over a period of two years (the "February 2023 Discretionary Program"). Share repurchases under both programs can be made from time to time using our working capital and a variety of methods, including open-market transactions and trading plans established pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The timing and actual number of shares repurchased are subject to market conditions, legal requirements and other factors, including balance sheet leverage, availability of acquisitions and stock price.
During the three and nine months ended September 30, 2023, we repurchased and retired 0.3 million shares for $26 million and 1 million shares for $96 million, respectively, under the 2021 Anti-Dilutive Program. During the three and nine months ended September 30, 2022, we did not repurchase any shares under this program. The 2021 Anti-Dilutive Program expired in October 2023.

During the three and nine months ended September 30, 2023, we repurchased and retired 1.2 million shares for $123 million and 2 million shares for $186 million, respectively, under the February 2023 Discretionary Program. The February 2023 Discretionary Program was completed in September 2023.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

In October 2023, our board of directors approved two new share repurchase programs. The first program authorized management to repurchase up to 2 million shares issued to employees under our employee stock plans since August 31, 2023, under a new anti-dilutive program (the "2023 Anti-Dilutive Program") designed to mitigate the dilutive impact of shares issued under our employee stock plans. The second program grants management discretion to repurchase up to 2 million shares of common stock over a period of two years under a new discretionary share repurchase program (the "October 2023 Discretionary Program"). Both the 2023 Anti-Dilutive Program and the October 2023 Discretionary Program commenced October 12, 2023, and expire October 12, 2025.

In September 2022, we completed our $300 million accelerated share repurchase program. This program was authorized by our board of directors in February 2022, and at that time, we repurchased and retired an initial share amount of approximately 3 million shares. The final settlement occurred in September 2022, resulting in the delivery and retirement of approximately 1 million additional shares. The number of shares ultimately repurchased and retired was based on the average of Ryder's daily volume-weighted average price per share of common stock during a repurchase period, less a discount. The average price paid for all of the shares delivered and retired under the accelerated share purchase agreement was $74.47 per share.

10. ACCUMULATED OTHER COMPREHENSIVE LOSS

Comprehensive income presents a measure of all changes in shareholders' equity except for changes resulting from transactions with shareholders in their capacity as shareholders. The following summary sets forth the change in each component of Accumulated other comprehensive loss, net of tax (AOCI):

(In millions)	Currency Translation Adjustments	Net Actuarial (Loss) Gain and Prior Service Costs	Unrealized Gain (Loss) from Cash Flow Hedges	Accumulated Other Comprehensive (Loss) Gain
January 1, 2023	$(238)	$(566)	$8	$(796)
Other comprehensive gain, net of tax, before reclassifications	20	—	4	24
Amounts reclassified from AOCI, net of tax	183	15	(5)	193
Net current-period other comprehensive gain (loss), net of tax	203	15	(1)	217
September 30, 2023	$(35)	$(551)	$7	$(579)

(In millions)	Currency Translation Adjustments	Net Actuarial (Loss) Gain and Prior Service Costs	Unrealized (Loss) Gain from Cash Flow Hedges	Accumulated Other Comprehensive (Loss) Gain
January 1, 2022	$(153)	$(529)	$(7)	$(689)
Other comprehensive gain (loss), net of tax, before reclassifications	(111)	—	12	(99)
Amounts reclassified from AOCI, net of tax	—	13	3	16
Net current-period other comprehensive gain (loss), net of tax	(111)	13	15	(83)
September 30, 2022	$(264)	$(516)	$8	$(772)

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

11. EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per common share from continuing operations:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions and shares in thousands)	2023	2022	2023	2022
Earnings per share — Basic:
Earnings from continuing operations	$160	$247	$282	$663
Less: Distributed and undistributed earnings allocated to unvested stock	(1)	(1)	(2)	(3)
Earnings from continuing operations available to common shareholders	$159	$246	$280	660

Weighted average common shares outstanding	45,087	49,806	45,813	50,252

Earnings from continuing operations per common share — Basic	$3.51	$4.92	$6.11	$13.12

Earnings per share — Diluted:
Earnings from continuing operations	$160	$247	$282	$663
Less: Distributed and undistributed earnings allocated to unvested stock	—	—	—	(3)
Earnings from continuing operations available to common shareholders — Diluted	$160	$247	$282	$660

Weighted average common shares outstanding — Basic	45,087	49,806	45,813	50,252
Effect of dilutive equity awards	1,183	1,267	1,047	1,026
Weighted average common shares outstanding — Diluted	46,270	51,073	46,860	51,278

Earnings from continuing operations per common share — Diluted	$3.44	$4.82	$6.01	$12.86

Anti-dilutive equity awards not included in diluted EPS	73	726	1,077	752
————————————
Note: Amounts may not be additive due to rounding.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

12. EMPLOYEE BENEFIT PLANS

Components of net pension expense for defined benefit pension plans were as follows:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2023	2022	2023	2022
Company-administered plans:
Service cost	$1	$—	$1	$1
Interest cost	22	16	67	47
Expected return on plan assets	(20)	(18)	(58)	(55)
Amortization of net actuarial loss and prior service cost	7	5	20	16
Net pension expense	$10	$3	$30	$9

Company-administered plans:
U.S.	$8	$3	$23	$10
Non-U.S.	2	—	7	(1)
Net pension expense	$10	$3	$30	$9

Non-operating pension costs, net include the amortization of net actuarial loss and prior service cost, interest cost and expected return on plan assets components of pension and postretirement benefit costs, as well as any significant charges for settlements or curtailments if recognized. During the nine months ended September 30, 2023, we contributed $5 million to our pension plans. We do not have any required contributions to our pension plans for the year 2023. We also maintain other postretirement benefit plans that are not reflected in the table above as the amount of postretirement benefit expense for such plans was not material for any period presented.

In September 2023, we executed a bulk annuity contract with a U.K. insurance company to fully settle our $250 million U.K. pension benefit obligation. This transaction secured all future pension benefits to the pension plan members, and in conjunction with this arrangement, we contributed $4 million into the pension plan. We are targeting a pension plan termination in 18-24 months. At that time, the pension plan will distribute individual annuities to each pension plan member and the U.K. insurance company will assume all administrative and financial responsibilities of the pension plan. This bulk annuity transaction will have no impact to our financial position or statement of earnings until we terminate the pension plan.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

13. OTHER ITEMS IMPACTING COMPARABILITY

Our primary measure of segment performance as shown in Note 2, "Segment Reporting," excludes unallocated corporate costs, intangible amortization expense, and certain items we do not believe are representative of the ongoing operations of our business segments. Excluding these items from our segment measure of performance allows for better year over year comparison:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2023	2022	2023	2022
FMS Europe results (1)	$4	$—	$7	$—
Gains on sale of U.K. revenue earning equipment (2)	—	(15)	(2)	(43)
Gains on sale of U.K. properties (3)	—	(10)	(9)	(34)
Commercial claims proceeds, net of fees (1)	—	(5)	(31)	7
Severance and other, net (1)	—	3	3	12
FMS U.K. exit	4	(27)	(32)	(58)
Currency translation adjustment loss	—	—	188	—
Other, net (1)	—	(1)	(1)	3
Other items impacting comparability	$4	$(28)	$155	$(55)
________________________
(1)Included within "Restructuring and other items, net" in our Condensed Consolidated Statements of Earnings.
(2)Included within "Used vehicle sales, net" in our Condensed Consolidated Statements of Earnings.
(3)Included within "Miscellaneous income, net" in our Condensed Consolidated Statements of Earnings.

14.  CONTINGENCIES AND OTHER MATTERS

We are a party to various claims, complaints, and proceedings arising in the ordinary course of our continuing business operations, including those relating to commercial and employment claims, environmental matters, risk management matters (e.g., vehicle liability, workers' compensation, etc.), and administrative assessments primarily associated with operating taxes. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. We believe that the resolution of these claims, complaints, and legal proceedings will not have a material effect on our Condensed Consolidated Financial Statements.

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

Securities Litigation Relating to Residual Value Estimates

On May 20, 2020, a putative class action on behalf of purchasers of our securities who purchased or otherwise acquired their securities between July 23, 2015 and February 13, 2020, inclusive (Class Period), was commenced against Ryder and certain of our current and former officers in the U.S. District Court for the Southern District of Florida (the "Securities Class Action"). The complaint alleges, among other things, that the defendants misrepresented Ryder's depreciation policy and residual value estimates for its vehicles during the Class Period in violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seeks to recover, among other things, unspecified compensatory damages and attorneys' fees and costs. On August 3, 2020, the State of Alaska, Alaska Permanent Fund, the City of Fort Lauderdale General Employees' Retirement System, and the City of Plantation Police Officers Pension Fund were appointed lead plaintiffs. On October 5, 2020, the lead plaintiffs filed an amended complaint. On December 4, 2020, Ryder and the other named defendants in the case filed a Motion to Dismiss the amended complaint. On May 12, 2022, the court denied the defendants' motion to dismiss. The court entered a case management schedule on June 27, 2022, which, among other things, provides that discovery shall be completed by October 2023 and trial shall commence in June 2024. On April 18, 2023, the parties reached an agreement in principle to resolve the Securities Class Action. On May 19, 2023, plaintiffs filed an unopposed Motion for Preliminary Approval of the settlement, with corresponding settlement documentation. On August 11, 2023, the court entered an order directing the plaintiffs to file a renewed Motion for Preliminary Approval of the settlement with specified changes to the settlement documentation, which was filed on August 17, 2023. The renewed Motion for Preliminary Approval of the settlement remains

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

pending court approval. We expect that the settlement amount will be covered by insurance, and accordingly is not material to our financial position or results of operations.

As previously disclosed, between June 2020 and February 2, 2021, five shareholder derivative complaints were filed purportedly on behalf of Ryder against us as nominal defendant and certain of our current and former officers and directors. The derivative complaints are generally based on the allegations set forth in the Securities Class Action and allege breach of fiduciary duties, unjust enrichment, and waste of corporate assets. The derivative plaintiffs, on our behalf, seek an award of monetary damages and restitution to us, improvements in our corporate governance and internal procedures, and legal fees. Three of these derivative complaints were filed in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, and were then consolidated into a single action (the "State Action"). Two of the derivative complaints were filed in U.S. District Court for the Southern District of Florida (the "Federal Actions", and together with the State Action, the "Derivative Cases"). All of the Derivative Cases were stayed (stopped) pending the resolution of the motion to dismiss the Securities Class Action described in the paragraph above. On July 18, 2022, the Federal Actions were further stayed pending the final resolution of the State Action. On July 26, 2022, the State Action was further stayed until the conclusion of summary judgment proceedings in the Securities Class Action (except that certain discovery would be permitted). In September 2023, the parties reached an agreement in principle to resolve the Derivative Cases in exchange for certain specified corporate reforms, subject to the execution of definitive settlement documentation and court approval. We expect that any settlement amount of plaintiffs' attorneys' fees and expenses in connection with the settlement of the Derivative Cases also will be covered by insurance, and accordingly is not material to our financial position or results of operations.

15. SUPPLEMENTAL CASH FLOW INFORMATION

	Nine months ended September 30,
(In millions)	2023	2022
Interest paid	$199	$157
Income taxes paid	$78	$96
Cash paid for operating lease liabilities	$175	$133
Right-of-use assets obtained in exchange for lease obligations:
Finance leases	$18	$5
Operating leases	$422	$229
Capital expenditures acquired but not yet paid	$324	$292

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included under Item 1, as well as our audited Consolidated Financial Statements and notes thereto and related MD&A included in the 2022 Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform with the current period presentation. During the three and nine months ended September 30, 2022, we previously reported certain costs in "Cost of fuel services" that should have been included in the "Cost of services" within the unaudited Condensed Consolidated Statement of Earnings. These costs were not material to any financial statement line item and we elected to revise the presentation of these prior period costs to conform to the current year presentation in our financial statements.

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

Business Trends

During the three and nine months ended September 30, 2023, market conditions for our used vehicle sales and commercial rental continued to weaken. We are still benefiting from favorable secular trends in logistics and transportation solutions including supply chain disruptions and a limited supply of vehicles available in the market due to vehicle delivery delays from original equipment manufacturers (OEMs). These secular trends, along with successful management of initiatives to increase long-term returns, are driving revenue growth and benefiting earnings in our Supply Chain Solutions (SCS) and Dedicated Transportation Solutions (DTS) business segments.

In our Fleet Management Solutions (FMS) North America business, used vehicle pricing declined from the historical highs in the prior year and rental utilization was 75% for the three and nine months ended September 30, 2023, as compared to a record 83% in the prior year comparative periods. We anticipate that market conditions, including a slower freight environment, for used vehicle sales and rental will remain weak in the fourth quarter of 2023. ChoiceLease vehicle fleet grew during the first nine months of the year, and included the redeployment of units from our rental fleet into new ChoiceLease contracts in order to maintain optimal rental utilization and provide immediate availability to our lease customers. Our lease pricing initiatives are delivering improved portfolio returns and we expect to realize incremental earnings benefits as our remaining portfolio is renewed at higher returns. In addition, our maintenance cost savings initiatives continue to benefit earnings.

In our SCS business, strong outsourcing trends in warehousing and distribution continue. Higher pricing drove strong operating revenue (a non-GAAP measure) growth in SCS in the third quarter of 2023. SCS operating revenue growth also benefited from new contract wins. Pricing adjustments and cost recovery initiatives benefited earnings in both SCS and DTS. Profitability in SCS is in line with our long-term target range for the second consecutive quarter, despite weaker volume trends and increased lost business in the omnichannel retail vertical. In the first nine months of 2023, DTS contract sales activity slowed, consistent with a softer freight environment. However, DTS profitability was within our target range. We expect SCS and DTS revenue to grow at a slower pace in the last quarter of the year reflecting lower consumer demand in the omnichannel retail market and a slower freight environment.

While we are experiencing positive momentum in our businesses, other unknown effects from extended higher fuel prices, inflationary cost pressures, labor interruptions, extended disruptions in vehicle and vehicle part production and rising interest rates may negatively impact demand for our business and financial results.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
SELECTED OPERATING PERFORMANCE ITEMS

•Diluted EPS from continuing operations of $3.44 in the third quarter of 2023 compared to $4.82 in prior year
•Comparable EPS (a non-GAAP measure) from continuing operations of $3.58 in the third quarter of 2023, as compared to $4.45 in prior year, reflecting weaker market conditions in used vehicle sales and rental partially offset by strong SCS results
•Total revenue of $2.9 billion in the third quarter of 2023, compared to $3.0 billion in prior year
•Operating revenue (a non-GAAP measure) of $2.4 billion in the third quarter of 2023, up 1%, reflecting contractual revenue growth across all segments partially offset by lower commercial rental revenue in FMS
•Adjusted Return on Equity (ROE) (a non-GAAP measure) of 21% for the trailing twelve months ended September 30, 2023
•Net cash provided by operating activities from continuing operations of $1.8 billion and free cash flow (a non-GAAP measure) of $32 million in the nine months ended September 30, 2023

Total revenue was $2.9 billion in the third quarter of 2023, as compared to $3.0 billion in prior year and $8.8 billion in the nine months ended September 30, 2023, as compared to $8.9 billion in prior year, reflecting lower fuel revenue and subcontracted transportation, largely offset by higher operating revenue. Operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation) increased 1% in the third quarter and 3% in the nine months ended September 30, 2023, primarily reflecting SCS and DTS revenue growth partially offset by lower commercial rental revenue in FMS and the exit of the FMS U.K. business.

EBT and Comparable EBT (a non-GAAP measure) decreased in the third quarter of 2023, primarily due to lower gains on used vehicles sold and decreased commercial rental results in FMS partially offset by higher earnings in SCS. EBT and Comparable EBT decreased in the nine months ended September 30, 2023, primarily due to lower gains on used vehicles sold, decreased commercial rental results in FMS, a first quarter $30 million asset impairment related to a SCS customer bankruptcy and the exit of the FMS U.K. business partially offset by higher earnings in DTS. EBT in the nine months ended September 30, 2023, also reflects a one-time, non-cash $188 million currency translation adjustment loss related to the FMS U.K. exit.

The following discussion provides a summary of financial highlights that are discussed in more detail throughout our MD&A and within the Notes to Condensed Consolidated Financial Statements:

	Three months ended September 30,		Nine months ended September 30,		Change 2023/2022
(Dollars in millions, except per share)	2023	2022	2023	2022	Three Months	Nine Months
Total revenue	$2,924	$3,035	$8,760	$8,923	(4)%	(2)%
Operating revenue (1)	2,379	2,347	7,051	6,870	1%	3%
Earnings from continuing operations before income taxes (EBT)	$213	$334	$458	$924	(36)%	(50)%
Comparable EBT (1)	227	309	643	877	(27)%	(27)%
Earnings from continuing operations	160	247	282	663	(35)%	(57)%
Comparable earnings from continuing operations (1)	165	227	468	641	(27)%	(27)%
Net earnings	161	246	282	661	(35)%	(57)%
Comparable EBITDA (1)	680	696	1,982	2,031	(2)%	(2)%
Earnings per common share (EPS) — Diluted
Continuing operations	$3.44	$4.82	$6.01	$12.86	(29)%	(53)%
Comparable (1)	3.58	4.45	10.00	12.44	(20)%	(20)%
Net earnings	3.47	4.82	6.02	12.82	(28)%	(53)%
______________________
(1)Non-GAAP financial measure. Refer to the "Non-GAAP Financial Measures" section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

CONSOLIDATED RESULTS
Lease & Related Maintenance and Rental

	Three months ended September 30,		Nine months ended September 30,		Change 2023/2022
(Dollars in millions)	2023	2022	2023	2022	Three Months	Nine Months
Lease & related maintenance and rental revenue	$986	$1,044	$2,941	$3,119	(6)%	(6)%
Cost of lease & related maintenance and rental	666	691	2,001	2,078	(4)%	(4)%
Gross margin	$320	$353	$940	$1,041	(9)%	(10)%
Gross margin %	32%	34%	32%	33%

Lease & related maintenance and rental revenue represent revenue from our ChoiceLease and commercial rental product offerings within our FMS business segment. Revenue decreased 6% in both the third quarter and the nine months ended September 30, 2023, reflecting lower commercial rental demand and 2% and 4%, respectively, negative impacts from the exit of the FMS U.K. business.

Cost of lease & related maintenance and rental represents the direct costs related to Lease & related maintenance and rental revenue and are comprised of depreciation of revenue earning equipment, maintenance costs (primarily repair parts and labor), and other costs such as licenses, insurance and operating taxes. Cost of lease & related maintenance and rental excludes interest costs from vehicle financing, which are reported within "Interest expense" in our Condensed Consolidated Statements of Earnings. Cost of lease & related maintenance and rental decreased 4% in both the third quarter and the nine months ended September 30, 2023. The decrease in the third quarter of 2023 primarily reflects lower operating costs on a 7% smaller average commercial rental fleet and the exit from the FMS U.K. business. The decrease in the nine months ended September 30, 2023 is primarily from the exit of the FMS U.K. business.

Lease & related maintenance and rental gross margin decreased primarily due to lower commercial rental demand. Lease & related maintenance and rental gross margin percentage decreased in the third quarter and the nine months ended September 30, 2023, primarily due to lower commercial rental demand and utilization.

Services

	Three months ended September 30,		Nine months ended September 30,		Change 2023/2022
(Dollars in millions)	2023	2022	2023	2022	Three Months	Nine Months
Services revenue	$1,799	$1,811	$5,399	$5,258	(1)%	3%
Cost of services	1,524	1,550	4,638	4,523	(2)%	3%
Gross margin	$275	$261	$761	$735	5%	4%
Gross margin %	15%	14%	14%	14%

Services revenue represents all the revenue associated with our SCS and DTS business segments, including subcontracted transportation and fuel, as well as SelectCare and fleet support services associated with our FMS business segment. Services revenue decreased 1% in the third quarter of 2023 due to lower subcontracted transportation and fuel revenue passed through to customers largely offset with increased pricing, new business and higher volumes in SCS and DTS. Services revenue increased 3% for the nine months ended September 30, 2023, due to increases in revenue in SCS and DTS primarily driven by new business, increased pricing and higher volumes, as well as higher pricing in SelectCare, partially offset by lower subcontracted transportation and fuel revenue passed through to customers.

Cost of services represents the direct costs related to services revenue and is primarily comprised of salaries and employee-related costs, subcontracted transportation (purchased transportation from third parties), fuel, vehicle liability costs and maintenance costs. Cost of services decreased 2% in the third quarter reflecting lower subcontracted transportation and fuel costs. Cost of services increased 3% for the nine months ended September 30, 2023, reflecting higher revenue and a first quarter of 2023 $30 million SCS asset impairment charge from a customer bankruptcy.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Services gross margin increased 5% in the third quarter of 2023 and increased 4% for the nine months ended September 30, 2023. Services gross margin as a percentage of revenue increased 1% in the third quarter of 2023. These increases reflect higher pricing in SCS and DTS.

Fuel

	Three months ended September 30,		Nine months ended September 30,		Change 2023/2022
(Dollars in millions)	2023	2022	2023	2022	Three Months	Nine Months
Fuel services revenue	$139	$180	$420	$546	(23)%	(23)%
Cost of fuel services	137	176	412	530	(22)%	(22)%
Gross margin	$2	$4	$8	$16	(50)%	(50)%
Gross margin %	2%	2%	2%	3%

Fuel services revenue represents fuel services provided to our FMS customers. Fuel services revenue decreased 23% in both the third quarter and the nine months ended September 30, 2023, reflecting lower fuel prices passed through to customers and fewer gallons sold.

Cost of fuel services includes the direct costs associated with providing our customers with fuel. These costs include fuel, salaries and employee-related costs of fuel island attendants and depreciation of our fueling facilities and equipment. Cost of fuel services decreased 22% in both the third quarter and the nine months ended September 30, 2023, as a result of lower fuel prices and fewer gallons sold.

Fuel services gross margin decreased in the third quarter and the nine months ended September 30, 2023, compared to prior year. Fuel services gross margin as a percentage of revenue was in line with the prior year for the third quarter and decreased in the nine months ended September 30, 2023. Fuel is largely a pass-through to customers for which we realize minimal changes in margin during periods of steady market fuel prices. However, fuel services margin is impacted by sudden increases or decreases in market fuel prices during a short period of time, as customer pricing for fuel is established based on current market fuel costs. Fuel services gross margin for the third quarter and nine months ended September 30, 2023, was not significantly impacted by these price change dynamics as fuel prices fluctuated during the periods.

Selling, General and Administrative Expenses

	Three months ended September 30,		Nine months ended September 30,		Change 2023/2022
(Dollars in millions)	2023	2022	2023	2022	Three Months	Nine Months
Selling, general and administrative expenses (SG&A)	$347	$350	$1,053	$1,053	(1)%	—%
Percentage of total revenue	12%	12%	12%	12%

SG&A expenses decreased 1% in the third quarter and were consistent with the prior year period in the nine months ended September 30, 2023. The decrease in third quarter of 2023 primarily reflects lower incentive-based compensation expenses. SG&A expenses as a percentage of total revenue remained at 12% for the third quarter of 2023 and for the nine months ended September 30, 2023.

Non-Operating Pension Costs, net

	Three months ended September 30,		Nine months ended September 30,		Change 2023/2022
(Dollars in millions)	2023	2022	2023	2022	Three Months	Nine Months
Non-operating pension costs, net	$10	$3	$30	$8	NM	NM
————————————
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

Used Vehicle Sales, net

	Three months ended September 30,		Nine months ended September 30,		Change 2023/2022
(Dollars in millions)	2023	2022	2023	2022	Three Months	Nine Months
Used vehicle sales, net	$(47)	$(113)	$(174)	$(356)	(58)%	(51)%

Used vehicle sales, net includes gains or losses from sales of used vehicles, selling costs associated with used vehicles and write-downs of vehicles held for sale to fair market values (referred to as "valuation adjustments"). Used vehicle sales, net decreased in the third quarter of 2023 and nine months ended September 30, 2023, due to lower proceeds per unit on sales of used vehicles partially offset by higher volumes. Used vehicle sales, net for the three and nine months ended September 30, 2022, includes gains associated with the exit of the FMS U.K. business of $15 million and $43 million, respectively. Refer to Note 13, "Other Items Impacting Comparability" for further details.

Average proceeds per unit decreased in the third quarter of 2023 and for the nine months ended September 30, 2023. The following table presents the average used vehicle pricing changes for North America compared to the prior year:

	Proceeds per unit change 2023/2022 (1)
	Three Months	Nine Months
Tractors	(31)%	(35)%
Trucks	(30)%	(27)%
————————————
(1) Represents percentage change compared to prior year period in average sales proceeds on used vehicle sales using constant currency.
Interest Expense

	Three months ended September 30,		Nine months ended September 30,		Change 2023/2022
(Dollars in millions)	2023	2022	2023	2022	Three Months	Nine Months
Interest expense	$75	$57	$212	$165	32%	28%
Effective interest rate	4.6%	3.6%	4.4%	3.4%

Interest expense in the third quarter of 2023 increased 32% from the prior year and increased 28% for the nine months ended September 30, 2023, primarily reflecting higher interest rates.

Miscellaneous Income, net

	Three months ended September 30,		Nine months ended September 30,		Change 2023/2022
(Dollars in millions)	2023	2022	2023	2022	Three Months	Nine Months
Miscellaneous income, net	$(5)	$(9)	$(36)	$(23)	(44)%	57%
Miscellaneous income, net consists of investment income on securities used to fund certain benefit plans, interest income, gains on sales of operating property, foreign currency transaction remeasurement and other non-operating items. Miscellaneous income, net was $5 million in the third quarter of 2023 compared to $9 million in the prior year period, primarily reflecting higher gains on sales of properties in the prior year related to the exit of the FMS U.K. business. Miscellaneous income, net was $36 million for the nine months ended September 30, 2023, compared to $23 million in the prior year period, primarily due to higher investment income on securities used to fund certain benefit plans partially offset by higher gains on sales of properties related to the exit of the FMS U.K. business in the prior year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Currency Translation Adjustment Loss

	Three months ended September 30,		Nine months ended September 30,		Change 2023/2022
(Dollars in millions)	2023	2022	2023	2022	Three Months	Nine Months
Currency translation adjustment loss	$—	$—	$188	$—	NM	NM
Refer to Note 10, "Accumulated Other Comprehensive Loss" for a discussion on the currency translation adjustment loss.

Restructuring and Other Items, net

	Three months ended September 30,		Nine months ended September 30,		Change 2023/2022
(Dollars in millions)	2023	2022	2023	2022	Three Months	Nine Months
Restructuring and other items, net	$4	$(4)	$(22)	$21	NM	NM
Refer to Note 13, "Other Items Impacting Comparability" in the Notes to Condensed Consolidated Financial Statements for a discussion of restructuring charges and other items.

Provision for Income Taxes

	Three months ended September 30,		Nine months ended September 30,		Change 2023/2022
(Dollars in millions)	2023	2022	2023	2022	Three Months	Nine Months
Provision for income taxes	$53	$87	$176	$261	(39)%	(33)%
Effective tax rate on continuing operations	25.2%	26.3%	38.5%	28.3%
Comparable tax rate on continuing operations (1)	27.0%	26.3%	27.2%	26.9%
————————————
(1)Non-GAAP financial measure. Refer to the "Non-GAAP Financial Measures" section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.

Our effective tax rate on continuing operations was 25.2% in the third quarter of 2023, compared to 26.3% in the prior year. Our effective tax rate on continuing operations was 38.5% for the nine months ended September 30, 2023, compared to 28.3% in the prior year, primarily due to a one-time, nondeductible cumulative currency translation adjustment loss related to the completion of the FMS U.K. business exit in the second quarter of 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
OPERATING RESULTS BY BUSINESS SEGMENT

	Three months ended September 30,		Nine months ended September 30,		Change 2023/2022
(Dollars in millions)	2023	2022	2023	2022	Three Months	Nine Months
Revenue:
Fleet Management Solutions	$1,487	$1,582	$4,449	$4,732	(6)%	(6)%
Supply Chain Solutions	1,194	1,206	3,574	3,469	(1)%	3%
Dedicated Transportation Solutions	448	455	1,342	1,330	(1)%	1%
Eliminations	(205)	(208)	(605)	(608)	1%	—%
Total	$2,924	$3,035	$8,760	$8,923	(4)%	(2)%
Operating Revenue: (1)
Fleet Management Solutions	$1,266	$1,303	$3,782	$3,892	(3)%	(3)%
Supply Chain Solutions	909	835	2,653	2,371	9%	12%
Dedicated Transportation Solutions	325	317	974	919	3%	6%
Eliminations	(121)	(108)	(358)	(312)	(12)%	(15)%
Total	$2,379	$2,347	$7,051	$6,870	1%	3%

Earnings from continuing operations before income taxes:
Fleet Management Solutions	$169	$266	$531	$801	(36)%	(34)%
Supply Chain Solutions	81	71	174	176	14%	(1)%
Dedicated Transportation Solutions	28	28	90	72	(2)%	26%
Eliminations	(23)	(27)	(73)	(84)	17%	13%
	255	338	722	965	(25)%	(25)%
Unallocated Central Support Services	(20)	(21)	(54)	(61)	(5)%	(11)%
Intangible amortization expense	(8)	(8)	(25)	(27)	(1)%	(8)%
Non-operating pension costs, net (2)	(10)	(3)	(30)	(8)	NM	NM
Other items impacting comparability, net (3)	(4)	28	(155)	55	NM	NM
Earnings from continuing operations before income taxes	$213	$334	$458	$924	(36)%	(50)%
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

The following table sets forth the benefits from equipment contribution included in EBT for our SCS and DTS business segments:

	Three months ended September 30,		Nine months ended September 30,		Change 2023/2022
(Dollars in millions)	2023	2022	2023	2022	Three Months	Nine Months
Equipment Contribution:
Supply Chain Solutions	$10	$12	$32	$33	(17)%	(3)%
Dedicated Transportation Solutions	13	15	41	51	(13)%	(20)%
Total	$23	$27	$73	$84	(15)%	(13)%

The decrease in DTS and SCS equipment contribution in the third quarter of 2023 and in the nine months ended September 30, 2023, was related to lower gains on sales of used vehicles and lower fuel prices passed through to customers.

Items excluded from our segment EBT measure and their classification within our Condensed Consolidated Statements of Earnings are as follows (in millions):

		Three months ended September 30,		Nine months ended September 30,
Description	Classification	2023	2022	2023	2022
FMS Europe results (1)	Restructuring and other items, net	$(4)	$—	$(7)	$—
Gains on sale of U.K. revenue earning equipment (1)	Used vehicles sales, net	—	15	2	43
Gains on sale of U.K. properties (1)	Miscellaneous income, net	—	10	9	34
Commercial claims proceeds, net of fees (1)	Restructuring and other items, net	—	5	31	(7)
Severance and other, net (1)	Restructuring and other items, net	—	(3)	(3)	(12)
FMS U.K. exit (1)		(4)	27	32	58
Currency translation adjustment loss (1)	Currency translation adjustment loss	—	—	(188)	—
Other, net (1)	Restructuring and other items, net	—	1	1	(3)
Other items impacting comparability, net		(4)	28	(155)	55
Non-operating pension costs (2)	Non-operating pension costs	(10)	(3)	(30)	(8)
		$(14)	$25	$(185)	$47
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Fleet Management Solutions

	Three months ended September 30,		Nine months ended September 30,		Change 2023/2022
(Dollars in millions)	2023	2022	2023	2022	Three Months	Nine Months
ChoiceLease	$799	$772	$2,356	$2,299	3%	2%
Commercial rental (1)	293	349	898	991	(16)%	(9)%
SelectCare and other	174	159	528	460	9%	15%
FMS Europe	—	23	—	142	(100)%	(100)%
Fuel services revenue	221	279	667	840	(21)%	(21)%
FMS total revenue	$1,487	$1,582	$4,449	$4,732	(6)%	(6)%

FMS operating revenue (2)	$1,266	$1,303	$3,782	$3,892	(3)%	(3)%

FMS EBT	$169	$266	$531	$801	(36)%	(34)%
FMS EBT as a % of FMS total revenue	11.4%	16.8%	11.9%	16.9%	(540) bps	(500) bps
FMS EBT as a % of FMS operating revenue (2)	13.4%	20.4%	14.0%	20.6%	(700) bps	(660) bps

			Twelve months ended September 30,		Change 2023/2022
			2023	2022
FMS EBT as a % of FMS total revenue			13.0%	17.0%	(400) bps
FMS EBT as a % of FMS operating revenue (3)			15.4%	20.4%	(500) bps
————————————
(1)For the three months ended September 30, 2023 and 2022, rental revenue from lease customers in place of a lease vehicle represented 34% and 33% of commercial rental revenue, respectively. For the nine months ended September 30, 2023 and 2022, rental revenue from lease customers in place of a lease vehicle represented 35% and 33% of commercial rental revenue, respectively.
(2)Non-GAAP financial measure. Refer to the "Non-GAAP Financial Measures" section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.

FMS total revenue decreased 6% in both the third quarter and the nine months ended September 30, 2023, due to lower fuel services revenue passed through to customers and lower operating revenue (a non-GAAP measure excluding fuel and ChoiceLease liability insurance revenue). FMS operating revenue decreased 3% in both the third quarter and the nine months ended September 30, 2023, reflecting lower rental demand and a negative impact from the UK business exit, 2% and 4% in the third quarter and for the nine months ended September 30, 2023, respectively, partially offset by higher ChoiceLease and SelectCare revenue.

FMS EBT decreased 36% in the third quarter of 2023 and decreased 34% in the nine months ended September 30, 2023, reflecting lower gains on used vehicle sales and lower commercial rental results. Lower North America gains reflect a 30% and 31% decrease in used truck and tractor pricing, respectively, in the third quarter of 2023 and a 27% and 35% decrease in used truck and tractor pricing, respectively, in the nine months ended September 30, 2023. The decreases in used truck and tractor pricing were partially offset by higher volumes in the three and nine months ended September 30, 2023. Rental power fleet utilization declined to 75% in both the third quarter and the nine months ended September 30, 2023, as compared to the 83% in both the third quarter and the nine months ended September 30, 2022. The average power fleet was 7% smaller in the third quarter of 2023 and 1% smaller in the nine months ended September 30, 2023. Commercial rental results benefited from 1% and 2% increases in power-fleet pricing during the third quarter and nine months ended September 30, 2023, respectively. In the nine months ended September 30, 2023, we redeployed 3,300 units from the rental fleet into new ChoiceLease contracts in order to maintain optimal rental utilization levels and to meet ChoiceLease customer needs for used equipment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Our North America fleet of owned and leased revenue earning equipment and SelectCare vehicles, including vehicles under on-demand maintenance, is summarized as follows (number of units rounded to the nearest hundred):

				Change
	September 30, 2023	December 31, 2022	September 30, 2022	Sept 2023/ Dec 2022	Sept 2023/ Sept 2022
End of period vehicle count
By type:
Trucks (1)	75,100	72,100	72,400	4%	4%
Tractors (2)	70,500	69,300	69,100	2%	2%
Trailers and other (3)	41,400	41,200	40,100	—%	3%
Total	187,000	182,600	181,600	2%	3%

By product line:
ChoiceLease	139,300	134,600	134,100	3%	4%
Commercial rental	37,900	41,800	41,800	(9)%	(9)%
Service vehicles and other	2,000	2,100	2,000	(5)%	—%
	179,200	178,500	177,900	—%	1%
Held for sale	7,800	4,100	3,600	90%	117%
Total	187,000	182,600	181,500	2%	3%
Memo: U.K. Vehicle Count (excluded from above)	—	1,000	3,300	(100)%	(100)%

Customer vehicles under SelectCare contracts (4)	52,300	54,600	55,100	(4)%	(5)%

Quarterly average vehicle count
By product line:
ChoiceLease	139,200	134,500	133,900	3%	4%
Commercial rental	38,700	41,800	41,500	(7)%	(7)%
Service vehicles and other	2,000	2,000	2,000	—%	—%
	179,900	178,300	177,400	1%	1%
Held for sale	7,400	3,700	3,700	100%	100%
Total	187,300	182,000	181,100	3%	3%

Customer vehicles under SelectCare contracts (4)	52,100	55,300	55,000	(6)%	(5)%
Customer vehicles under SelectCare on-demand (5)	3,000	5,800	6,300	(48)%	(52)%
Total vehicles serviced	242,400	243,100	242,400	—%	—%
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
The following table provides information on our North America active ChoiceLease fleet (number of units rounded to nearest hundred) and our commercial rental power fleet (excludes trailers):

				Change
	September 30, 2023	December 31, 2022	September 30, 2022	Sept 2023/ Dec 2022	Sept 2023/ Sept 2022
Active ChoiceLease fleet
End of period vehicle count (1)	130,500	128,400	129,100	2%	1%
Quarterly average vehicle count (1)	130,500	128,800	128,800	1%	1%
Commercial rental statistics
Quarterly commercial rental utilization - power fleet (2)	75%	82%	83%	(700) bps	(800) bps
Year-to-date commercial rental utilization - power fleet (2)	75%	83%	83%	(800) bps	(800) bps

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

	Three months ended September 30,		Nine months ended September 30,		Change 2023/2022
(Dollars in millions)	2023	2022	2023	2022	Three Months	Nine Months
Omnichannel retail	$291	$309	$877	$871	(6)%	1%
Automotive	274	226	790	638	21%	24%
Consumer packaged goods	228	208	669	593	10%	13%
Industrial and other	116	92	317	269	25%	18%
Subcontracted transportation and fuel	285	371	921	1,098	(23)%	(16)%
SCS total revenue	$1,194	$1,206	$3,574	$3,469	(1)%	3%

SCS operating revenue (1)	$909	$835	$2,653	$2,371	9%	12%

SCS EBT	$81	$71	$174	$176	14%	(1)%
SCS EBT as a % of SCS total revenue	6.8%	5.9%	4.9%	5.1%	90 bps	(20) bps
SCS EBT as a % of SCS operating revenue (1)	9.0%	8.6%	6.6%	7.4%	40 bps	(80) bps

Memo:
End of period fleet count (2)	14,100	12,500	14,100	12,500	13%	13%

			Twelve months ended September 30,		Change 2023/2022
			2023	2022
SCS EBT as a % of SCS total revenue			4.5%	4.6%	(10) bps
SCS EBT as a % of SCS operating revenue (1)			6.1%	6.7%	(60) bps
————————————
(1)Non-GAAP financial measure. Refer to the "Non-GAAP Financial Measures" section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.
(2)End of period power fleet count is 4,200 and 4,000 as of September 30, 2023 and September 30, 2022, respectively.

SCS total revenue decreased 1% in the third quarter of 2023 and increased 3% in the nine months ended September 30, 2023, primarily as a result of higher operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation) offset by lower subcontracted transportation. SCS operating revenue increased 9% in the third quarter of 2023 and increased 12% for the nine months ended September 30, 2023, driven by new business and increased pricing.

SCS EBT increased 14% in the third quarter of 2023, primarily due to higher operating revenue and lower incentive-based compensation costs, partially offset by lower volumes in the omnichannel retail vertical. For the nine months ended September 30, 2023, SCS EBT decreased 1%, reflecting a $30 million asset impairment charge related to a customer bankruptcy. Refer to Note 2, "Segment Reporting," for additional discussion. The negative impact from the asset impairment and lower volumes in the omnichannel retail vertical was partially offset by revenue growth and lower incentive-based compensation costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Dedicated Transportation Solutions

	Three months ended September 30,		Nine months ended September 30,		Change 2023/2022
(Dollars in millions, except fleet count)	2023	2022	2023	2022	Three Months	Nine Months
DTS total revenue	$448	$455	$1,342	$1,330	(1)%	1%

DTS operating revenue (1)	$325	$317	$974	$919	3%	6%

DTS EBT	$28	$28	$90	$72	(2)%	26%
DTS EBT as a % of DTS total revenue	6.2%	6.2%	6.7%	5.4%	— bps	130 bps
DTS EBT as a % of DTS operating revenue (1)	8.5%	8.9%	9.3%	7.8%	(40) bps	150 bps

Memo:
End of period fleet count (2)	11,100	11,400	11,100	11,400	(3)%	(3)%

			Twelve months ended September 30,		Change 2023/2022
			2023	2022
DTS EBT as a % of DTS total revenue			6.7%	4.9%	180 bps
DTS EBT as a % of DTS operating revenue (1)			9.4%	6.9%	250 bps
————————————
(1)Non-GAAP financial measure. Refer to the "Non-GAAP Financial Measures" section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.
(2)End of period power fleet count is 5,200 and 5,300 as of September 30, 2023 and September 30, 2022, respectively.

DTS total revenue decreased 1% in the third quarter of 2023, reflecting lower fuel revenue passed through to customers largely offset by higher operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation). DTS total revenue increased 1% for the nine months ended September 30, 2023, primarily due to higher operating revenue partially offset by lower fuel revenue. DTS operating revenue increased 3% in the third quarter of 2023 and 6% in the nine months ended September 30, 2023, primarily due to inflationary cost recovery. Higher volumes also benefited operating revenue in the nine months ended September 30, 2023.

DTS EBT in third quarter of 2023, is generally in line with the prior year. DTS EBT increased 26% for the nine months ended September 30, 2023, primarily due to inflationary cost recovery.

Central Support Services

	Three months ended September 30,		Nine months ended September 30,		Change 2023/2022
(Dollars in millions)	2023	2022	2023	2022	Three Months	Nine Months
Total CSS	106	109	312	313	(3)%	—%
Allocation of CSS to business segments	(86)	(88)	(258)	(252)	(2)%	2%
Unallocated CSS	$20	$21	$54	$61	(5)%	(11)%

Total CSS costs decreased 3% in the third quarter primarily due to strategic marketing investments made in the prior year, lower incentive-based compensation costs and lower professional fees partially offset by strategic investments in information technology. Total CSS costs in the nine months ended September 30, 2023, were consistent with the prior year period as lower incentive-based compensation costs and lower professional fees, as well as the first quarter gain from the sale of our corporate headquarters building were offset by strategic investments in information technology and marketing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Unallocated CSS costs decreased 5% in the third quarter of 2023, primarily reflecting lower professional fees. Unallocated CSS costs decreased 11% for the nine months ended September 30, 2023, primarily reflecting lower incentive-based compensation costs, the first quarter gain from the sale of our corporate headquarters building and lower professional fees.

FINANCIAL RESOURCES AND LIQUIDITY
Cash Flows
The following is a summary of our cash flows from continuing operations:

	Nine months ended September 30,
(In millions)	2023	2022
Net cash provided by (used in):
Operating activities	$1,842	$1,786
Investing activities	(1,814)	(1,351)
Financing activities	(126)	(600)
Effect of exchange rate changes on cash	(10)	(51)
Net change in cash, cash equivalents, and restricted cash	$(108)	$(216)

	Nine months ended September 30,
(In millions)	2023	2022
Net cash provided by operating activities
Earnings from continuing operations	$282	$663
Non-cash and other, net	1,549	1,368
Currency translation adjustment loss	188	—
Collections on sales-type leases	91	99
Changes in operating assets and liabilities	(268)	(344)
Cash flows from operating activities from continuing operations	$1,842	$1,786

Cash provided by operating activities were $1.8 billion for the nine months ended September 30, 2023, consistent with the prior year period, as lower working capital needs were offset by lower earnings. Cash used in investing activities increased to $1.8 billion for the nine months ended September 30, 2023, compared with $1.4 billion in 2022, primarily due to increased capital expenditures in 2023 and the accelerated timing of vehicle deliveries from OEMs as compared to the prior year, partially offset by the acquisition of the Whiplash business in 2022. Cash used in financing activities decreased to $126 million for the nine months ended September 30, 2023, compared with $600 million in 2022, primarily reflecting higher borrowing needs.

The following table shows our free cash flow (a non-GAAP measure) computation:

	Nine months ended September 30,
(In millions)	2023	2022
Net cash provided by operating activities	$1,842	$1,786
Sales of revenue earning equipment (1)	587	922
Sales of operating property and equipment (1)	60	54
Other (1)	—	42
Total cash generated (2)	2,489	2,804
Purchases of property and revenue earning equipment (1)	(2,457)	(1,917)
Free cash flow (2)	$32	$887
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Free cash flow (a non-GAAP measure) declined to $32 million for the nine months ended September 30, 2023, compared to $887 million in 2022, primarily reflecting an increase in capital expenditures and prior year proceeds of approximately $300 million from the FMS U.K. business exit.

The following table provides a summary of gross capital expenditures:

	Nine months ended September 30,
(In millions)	2023	2022
Revenue earning equipment:
ChoiceLease	$1,994	$1,317
Commercial rental	388	492
	2,382	1,809
Operating property and equipment	200	224
Gross capital expenditures	2,582	2,033
Changes to liabilities related to purchases of property and revenue earning equipment	(125)	(116)
Cash paid for purchases of property and revenue earning equipment	$2,457	$1,917

Gross capital expenditures increased to $2.6 billion for the nine months ended September 30, 2023, reflecting higher investments in the lease fleet and accelerated timing of OEM deliveries partially offset by lower investments in commercial rental.

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

Cash and cash equivalents totaled $159 million as of September 30, 2023. As of September 30, 2023, $117 million was held outside the U.S. and is available to fund operations. Our intention is to permanently reinvest the earnings of our foreign subsidiaries, with the exception of our U.K. and Germany subsidiaries where the assertion was removed in 2021. Federal, state and foreign income taxes, withholding taxes and the tax impact of foreign currency exchange gains or losses were considered on the remaining U.K. and Germany undistributed earnings as of September 30, 2023, and there was no impact to deferred taxes. For the nine months ended September 30, 2023, we repatriated $78 million of foreign earnings from the U.K.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Our debt ratings and rating outlooks as of September 30, 2023, were as follows:

Rating Summary
	Short-term	Short-term Outlook	Long-term	Long-term Outlook
Standard & Poor’s Ratings Services	A2	—	BBB+	Stable
Moody’s Investors Service	P2	Stable	Baa2	Stable
Fitch Ratings	F2	—	BBB+	Positive

As of September 30, 2023, we had the following amounts available to fund operations under the following facilities:

(In millions)
Global revolving credit facility	$642
Trade receivables financing program	$167

On September 29, 2023, we entered into a definitive agreement to acquire all the outstanding equity of IFS Holdings, LLC, a holding company for Impact Fulfillment Services, LLC, which specializes in contract packaging, contract manufacturing and warehousing, primarily in the consumer packaged goods, retail, and healthcare industries. We anticipate completing the acquisition in the fourth quarter of 2023 for a purchase price of approximately $250 million. The transaction is expected to add approximately $250 million in annual total revenue.

In accordance with our funding philosophy, we attempt to align the aggregate average remaining re-pricing life of our debt with the aggregate average remaining re-pricing life of our vehicle assets. We utilize both fixed-rate and variable-rate debt to achieve this alignment and generally target a mix of 20% - 40% variable-rate debt as a percentage of total debt outstanding. The variable-rate portion of our total debt (including notional value of swap agreements) was 20% and 19% as of September 30, 2023 and December 31, 2022, respectively.

Our debt-to-equity ratio was 214% and 216% as of September 30, 2023 and December 31, 2022, respectively. The debt-to-equity ratio represents total debt divided by total equity.

Share Repurchases and Cash Dividends

For the nine months ended September 30, 2023, we repurchased and retired 1 million shares for $96 million under the 2021 Anti-Dilutive Program, and 2 million shares for $186 million under the February 2023 Discretionary Program. The February 2023 Discretionary Program was completed in September 2023, and the 2021 Anti-Dilutive Program expired in October 2023.

In October 2023, our board of directors approved two new share repurchase programs. The first program authorizes management to repurchase up to 2 million shares issued to employees under our employee stock plans since August 31, 2023, under a new anti-dilutive program (the "2023 Anti-Dilutive Program") designed to mitigate the dilutive impact of shares issued under our employee stock plans. The second program grants management discretion to repurchase up to 2 million shares of common stock over a period of two years under a new discretionary share repurchase program (the "October 2023 Discretionary Program"). Both the 2023 Anti-Dilutive Program and the October 2023 Discretionary Program commenced October 12, 2023, and expire October 12, 2025.

Refer to Note 9, "Share Repurchase Programs," in the Notes to Condensed Consolidated Financial Statements for a discussion on our share repurchase programs.

In October 2023 and 2022, our board of directors declared a quarterly cash dividend of $0.71 and $0.62 per share of common stock, respectively.

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

	Continuing Operations
	Three months ended September 30,		Nine months ended September 30,
(In millions, except per share amounts)	2023	2022	2023	2022
EBT	$213	$334	$458	$924
Non-operating pension costs, net	10	3	30	8
FMS U.K. exit (1)	4	(27)	(32)	(58)
Currency translation adjustment loss	—	—	188	—
Other, net (1)	—	(1)	(1)	3
Comparable EBT	$227	$309	$643	$877

Earnings from continuing operations	$160	$247	$282	$663
Non-operating pension costs, net	8	2	24	5
FMS U.K. exit (1)	4	(27)	(32)	(58)
Currency translation adjustment loss	—	—	183	—
Other, net (1)	—	(3)	(1)	2
Tax adjustments, net (2)	(7)	8	12	29
Comparable Earnings	$165	$227	$468	$641

Diluted EPS	$3.44	$4.82	$6.01	$12.86
Non-operating pension costs, net	0.17	0.03	0.51	0.10
FMS U.K. exit (1)	0.09	(0.53)	(0.68)	(1.13)
Currency translation adjustment loss	—	—	3.91	—
Other, net (1)	—	(0.01)	(0.02)	0.06
Tax adjustments, net (2)	(0.12)	0.14	0.27	0.55
Comparable EPS	$3.58	$4.45	$10.00	$12.44
————————————
(1)Refer to Note 13, “Other Items Impacting Comparability,” in the Notes to Condensed Consolidated Financial Statements for additional information.
(2)Adjustments include the global tax impacts related to the FMS U.K. business exit in 2023, and gains on sales of U.K. revenue earning equipment and properties during 2022.
Note: Amounts may not be additive due to rounding.

The following table provides a reconciliation of the effective tax rate to the comparable tax rate:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Effective tax rate on continuing operations (1)	25.2%	26.3%	38.5%	28.3%
Tax adjustments and income tax effects of non-GAAP adjustments (2)	1.8%	—%	(11.3)%	(1.4)%
Comparable tax rate on continuing operations (1)	27.0%	26.3%	27.2%	26.9%
————————————
(1)The effective tax rate on continuing operations and comparable tax rate are based on EBT and comparable EBT, respectively, found on the previous page.
(2)Refer to the table above for more information on tax adjustments. Income tax effects of non-GAAP adjustments are calculated based on the marginal tax rates to which the non-GAAP adjustments are related.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

The following table provides a reconciliation of earnings to comparable EBITDA:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2023	2022	2023	2022
Net earnings	$161	$246	$282	$661
(Earnings) loss from discontinued operations, net of tax	(1)	1	—	2
Provision for income taxes	53	87	176	261
EBT	213	334	458	924
Non-operating pension costs, net	10	3	30	8
FMS U.K. exit (1)	4	(27)	(32)	(58)
Currency translation adjustment loss (1)	—	—	188	—
Other, net (1)	—	(1)	(1)	3
Comparable EBT	227	309	643	877
Interest expense	75	57	212	165
Depreciation	417	421	1,274	1,275
Used vehicle sales, net (2)	(47)	(99)	(172)	(313)
Amortization	8	8	25	27
Comparable EBITDA	$680	$696	$1,982	$2,031
————————————
(1)Refer to the table above in the Operating Results by Segment for a discussion on items excluded from our comparable measures and their classification within our Condensed Consolidated Statements of Earnings and Note 13,"Other Items Impacting Comparability," in the Notes to Condensed Consolidated Financial Statements for additional information.
(2)Refer to Note 5, "Revenue Earning Equipment, net," in the Notes to Condensed Consolidated Financial Statements for additional information.

The following table provides a reconciliation of total revenue to operating revenue:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2023	2022	2023	2022
Total revenue	$2,924	$3,035	$8,760	$8,923
Subcontracted transportation and fuel	(545)	(688)	(1,709)	(2,053)
Operating revenue	$2,379	$2,347	$7,051	$6,870

The following table provides a reconciliation of FMS total revenue to FMS operating revenue:

	Three months ended September 30,		Nine months ended September 30,		Twelve months ended September 30,
(Dollars in millions)	2023	2022	2023	2022	2023	2022
FMS total revenue	$1,487	$1,582	$4,449	$4,732	$6,044	$6,231
Fuel services revenue	(221)	(279)	(667)	(840)	(941)	(1,039)
FMS operating revenue	$1,266	$1,303	$3,782	$3,892	$5,103	$5,192

FMS EBT	$169	$266	$531	$801	$787	$1,057
FMS EBT as a % of FMS total revenue	11.4%	16.8%	11.9%	16.9%	13.0%	17.0%
FMS EBT as a % of FMS operating revenue	13.4%	20.4%	14.0%	20.6%	15.4%	20.4%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
The following table provides a reconciliation of SCS total revenue to SCS operating revenue:

	Three months ended September 30,		Nine months ended September 30,		Twelve months ended September 30,
(Dollars in millions)	2023	2022	2023	2022	2023	2022
SCS total revenue	$1,194	$1,206	$3,574	$3,469	$4,825	$4,339
Subcontracted transportation and fuel	(285)	(371)	(921)	(1,098)	(1,289)	(1,354)
SCS operating revenue	$909	$835	$2,653	$2,371	$3,536	$2,985

SCS EBT	$81	$71	$174	$176	$217	$200
SCS EBT as a % of SCS total revenue	6.8%	5.9%	4.9%	5.1%	4.5%	4.6%
SCS EBT as a % of SCS operating revenue	9.0%	8.6%	6.6%	7.4%	6.1%	6.7%

The following table provides a reconciliation of DTS total revenue to DTS operating revenue:

	Three months ended September 30,		Nine months ended September 30,		Twelve months ended September 30,
(Dollars in millions)	2023	2022	2023	2022	2023	2022
DTS total revenue	$448	$455	$1,342	$1,330	$1,798	$1,731
Subcontracted transportation and fuel	(123)	(138)	(368)	(411)	(504)	(521)
DTS operating revenue	$325	$317	$974	$919	$1,294	$1,210

DTS EBT	$28	$28	$90	$72	$121	$84
DTS EBT as a % of DTS total revenue	6.2%	6.2%	6.7%	5.4%	6.7%	4.9%
DTS EBT as a % of DTS operating revenue	8.5%	8.9%	9.3%	7.8%	9.4%	6.9%

The following tables provide numerical reconciliations of net earnings to adjusted net earnings and average shareholders' equity to adjusted average shareholders' equity (Adjusted ROE), and of the non-GAAP elements used to calculate the adjusted return on equity to the corresponding GAAP measures:

	Twelve months ended September 30,
(Dollars in millions)	2023	2022
Net earnings	$488	$842
Other items impacting comparability, net (1)	128	(46)
Income taxes (2)	268	316
Adjusted earnings before income taxes	884	1,112
Adjusted income taxes (3)	(243)	(288)
Adjusted net earnings	$641	$824

Average shareholders' equity	$3,029	$2,761
Average adjustments to shareholders' equity (4)	(21)	(9)
Adjusted average shareholders' equity	$3,008	$2,752
Adjusted return on equity (5)	21%	30%
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

	Twelve months ended September 30,
(In millions)	2023	2022
FMS U.K. exit	$(56)	$(58)
Currency translation adjustment loss	188	—
Other, net	(4)	12
Other items impacting comparability (1)	$128	$(46)
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
•our expectations with respect to the macroeconomic and freight environment;
•our expectations regarding supply of vehicles and vehicle parts and its effect on pricing and demand;
•the expected pricing for used vehicles and sales channel mix;
•our expectations regarding used vehicle sales and rental;
•our expectations regarding the impact of labor shortages and interruptions and subcontracted transportation costs;
•our expectations regarding ChoiceLease and SelectCare;
•our expectations in our SCS and DTS business segments related to revenue, earnings growth, and contract sales activity;
•our expectations with respect to weakening trends and lower volumes in our omnichannel retail vertical;
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
•the anticipated impact of fuel and energy prices, interest rate movements, and exchange rate fluctuations;
•our expectations as to return on pension plan assets, future pension expense, and estimated contributions;

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
•our expectations regarding the scope and anticipated outcomes with respect to certain claims, proceedings, and lawsuits;
•our ability to access commercial paper and other available debt financing in the capital markets;
•our intent to permanently reinvest the earnings of our non U.K. & Germany foreign subsidiaries indefinitely;
•our expectations regarding the benefits from our strategic investments and initiatives, including the timing and completion of our anticipated acquisition of IFS Holdings, LLC, and maintenance and lease pricing initiatives;
•our expectations regarding the achievement of our return on equity improvement initiatives;
•our expectations with respect to the asset impairment charge related to a customer bankruptcy;
•the anticipated impact of inflationary pressures;
•our expectations of the long-term residual values of revenue earnings equipment, including the probability of incurring losses or having to decrease residual value estimates in the event of a potential cyclical downturn or changes to the estimated useful lives; and
•our expectations regarding the U.S. federal, state, and foreign tax positions and realizability of deferred tax assets.
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
◦Financial institution disruptions and geopolitical events or conflicts.
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
◦Increased unionizing, labor strikes and work stoppages, including the current United Auto Workers strike.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

As of the end of the third quarter of 2023, we carried out an evaluation, under the supervision and with the participation of management, including Ryder's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ryder's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the third quarter of 2023, Ryder's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2023, there were no changes in Ryder's internal control over financial reporting that have materially affected or are reasonably likely to materially affect such internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases we made of our common stock during the three months ended September 30, 2023:

(Dollars in millions, except per share)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Discretionary and Anti-Dilutive Programs (2)
July 1 through July 31, 2023	81,292	$101.10	81,077	1,948,424
August 1 through August 31, 2023	823,818	98.80	820,866	1,127,558
September 1 through September 30, 2023	589,489	100.37	584,391	543,167
Total	1,494,599	$99.54	1,486,334
 ————————————
(1)During the three months ended September 30, 2023, we purchased an aggregate of 8,265 shares of our common stock in employee-related transactions. Employee-related transactions may include: (i) shares of common stock withheld as payment for the exercise price of options exercised or to satisfy the tax withholding liability associated with our share-based compensation programs and (ii) open-market purchases by the trustee of Ryder's deferred compensation plans relating to investments by employees in our stock, one of the investment options available under the plans.

(2)We maintained two share repurchase programs during the nine months ended September 30, 2023: the 2021 Anti-Dilutive Program and the February 2023 Discretionary Program, as defined below. The first program authorized management to repurchase up to 2.5 million shares of common stock, issued to employees under our employee stock plans since September 1, 2021 (the "2021 Anti-Dilutive Program"). The 2021 Anti-Dilutive Program was designed to mitigate the dilutive impact of shares issued under our employee stock plans. The 2021 Anti-Dilutive Program commenced October 14, 2021 and expired October 14, 2023. In February 2023, our board of directors authorized a discretionary share repurchase program to grant management discretion to repurchase up to 2 million shares of common stock over a period of two years (the "February 2023 Discretionary Program"). The February 2023 Discretionary Program was completed in September 2023.

In October 2023, our board of directors approved two new share repurchase programs. The first program authorized management to repurchase up to 2 million shares issued to employees under our employee stock plans since August 31, 2023 under a new anti-dilutive program (the "2023 Anti-Dilutive Program") designed to mitigate the dilutive impact of shares issued under our employee stock plans. The second program grants management discretion to repurchase up to 2 million shares of common stock over a period of two years under a new discretion share repurchase program (the "October 2023 Discretionary Program"). Both the 2023 Anti-Dilutive Program and the October 2023 Discretionary Program commenced October 12, 2023, and expire October 12, 2025. Share repurchases under these programs can be made from time to time using our working capital and a variety of methods, including open-market transactions and trading plans established pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The timing and actual number of shares repurchased are subject to market conditions, legal requirements and other factors, including balance sheet leverage, availability of acquisitions and stock price.

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

RYDER SYSTEM, INC.
(Registrant)

Date:	October 25, 2023	By:	/s/ JOHN J. DIEZ
John J. Diez
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	October 25, 2023	By:	/s/ CRISTINA GALLO-AQUINO
Cristina Gallo-Aquino
Senior Vice President and Controller
(Principal Accounting Officer)