Form 10-K
period 2023-12-31
RYDER SYSTEM INC
filed 2024-02-20
CIK 85961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number: 1-4364
RYDER SYSTEM, INC.
(Exact name of registrant as specified in its charter)

Florida		59-0739250
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
2333 Ponce de Leon Blvd., Suite 700		(305)	500-3726
Coral Gables, Florida 33134
(Address of principal executive offices, including zip code)		(Telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading symbol(s)	Name of exchange on which registered
Ryder System, Inc. Common Stock ($0.50 par value)	R	New York Stock Exchange
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was sold at June 30, 2023 was $3.8 billion. The number of shares of Ryder System, Inc. Common Stock outstanding at January 31, 2024 was 43,913,498.

Documents Incorporated by Reference into this Report	Part of Form 10-K into which Document is Incorporated
Ryder System, Inc. 2023 Proxy Statement	Part III

RYDER SYSTEM, INC.
FORM 10-K ANNUAL REPORT

i

PART I
ITEM 1. BUSINESS
OVERVIEW
Ryder System, Inc. (Ryder) is a leading provider of outsourced logistics and transportation services with significant growth opportunities from secular trends and large addressable markets. We provide supply chain, dedicated transportation, and commercial fleet management solutions. We report our financial performance based on three business segments: (1) Fleet Management Solutions (FMS), which provides full service leasing that includes our contractual maintenance offering, commercial rental and maintenance services of trucks, tractors and trailers to customers principally in the United States (U.S.) and Canada; (2) Supply Chain Solutions (SCS), which provides fully integrated port-to-door logistics solutions, including distribution management, dedicated transportation, transportation management, freight brokerage, e-commerce fulfillment, last-mile delivery, contract packaging, and contract manufacturing in North America; and (3) Dedicated Transportation Solutions (DTS), which provides turnkey transportation solutions in the U.S., including dedicated vehicles, professional drivers, management, and administrative support. Dedicated transportation services provided as part of an operationally integrated, multi-service supply chain solution to SCS customers are primarily reported in the SCS business segment.
In the beginning of 2022, we announced our intention to exit our lower return FMS Europe (primarily United Kingdom (U.K.)) business. We completed the shutdown of operations as well as the sale of the remaining vehicles and properties in 2023.

___________________
FMS revenue includes eliminations

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
Further information on our business and business segments are presented in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and in Note 3, "Segment Reporting" of the Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in this Annual Report.
MISSION AND STRATEGY
Ryder's mission is to responsibly deliver innovative supply chain and transportation solutions that are reliable, safe and efficient, enabling our customers to deliver on their promises. Companies performing their own logistics and transportation services face increasing challenges of dynamic supply chains, disruptive technologies, labor shortages, and increased vehicle cost and complexity. Our strategy is to accelerate growth in our less capital intensive supply chain and dedicated businesses guided by our balanced growth strategy, and grow our fleet management business at or above targeted returns. We aim to achieve this by focusing on companies either internally managing their supply chain services or outsourcing their needs to other providers. We are also focused on delivering positive free cash flow over the freight cycles and returning capital to shareholders. The balanced growth strategy focuses on three transformative objectives: (i) de-risk and optimize the model, (ii) enhance returns and free cash flow, and (iii) drive long-term profitable growth. This strategy is supported by:

•leveraging secular trends that favor the decision to outsource logistics and transportation services, such as dynamic supply chains, labor constraints, increased cost and complexity, supply chain disruptions, government regulations, e-commerce, and disruptive technologies;
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
Market Trends
The U.S. commercial fleet market is estimated to include 10 million vehicles, of which 5 million vehicles are privately owned by companies, 2 million vehicles are with for-hire carriers, 1 million vehicles are leased from banks or other financial institutions, and 1 million vehicles are being leased or rented from third parties, including Ryder1. The companies that privately own their fleets generally provide all or a portion of the fleet management services for themselves rather than outsourcing those services to third parties such as Ryder.
Over the last several years, many key trends have been reshaping the transportation industry. Companies that own, maintain and manage their own fleet of vehicles have put greater emphasis on the quality of their preventive maintenance and safety programs because of increased demand for efficiency and reliability. The maintenance and operation of commercial vehicles has become more complex and expensive, requiring companies to spend a significant amount of time and money implementing new technology, diagnostics, retooling and training. Companies must also manage global supply chain disruptions and labor issues, such as a limited supply of commercial vehicles and a shortage of mechanics and qualified truck drivers. Maintenance and other vehicle operational processes have also become more costly as a result of increased regulation and active enforcement efforts by federal and state governments. In addition, volatility in the used vehicle sales market, fluctuating energy prices, and alternative fuel technologies have and will continue to make it difficult for businesses to predict and manage fleet costs. We believe these trends increase the value of our product offering and will increasingly lead privately held fleets to outsource.
Operations
In 2023, our global FMS business accounted for 44% of our consolidated revenue.
U.S.  Our FMS customers in the U.S. range from small businesses to large national enterprises operating in a wide variety of industries, the most significant of which are transportation and warehousing, food and beverage, housing, business and personal services, and industrial. As of December 31, 2023, we had 559 operating locations, excluding ancillary storage locations, in 49 states, the District of Columbia and Puerto Rico. Our operating locations serve multiple customers and have maintenance facilities that typically include a shop for preventive maintenance and repairs; a service island for fueling, safety inspections and preliminary maintenance checks; offices for sales and other personnel, and in many cases, a commercial rental vehicle counter. We also operate on-site at 158 customer locations, which primarily provide vehicle maintenance solely for that customer's fleet.
Canada. As of December 31, 2023, we had 28 operating locations throughout seven Canadian provinces. We also operate 14 maintenance facilities on-site at customer properties in Canada.

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

_________________________
(1)U.S. Fleet as of September 2023, Class 3-8, IHS Markit Ltd.

•Access to Lease Vehicles as we are able to leverage our original equipment manufacturer (OEM) relationships to secure access to vehicles.
•No Vehicle Residual Risk Exposure as we typically retain vehicle residual risk exposure.
•Optional Fleet Support Services, including our fuel services; safety services such as safety training, driver certification and loss prevention consulting; vehicle use and other tax reporting, permitting and licensing, and regulatory compliance (including hours of service administration); physical damage insurance coverage extension under our existing insurance policies and related insurance services; environmental services.
•Digital Fleet Management Platform as access to RyderGyde™ on ryder.com®, our customer-facing platform that enables fleet managers and drivers to engage with our services in a digital way.
For the year ended December 31, 2023, ChoiceLease revenue accounted for 54% of our FMS total revenue.
Commercial Rental.    We offer rental vehicles to customers that have a need to supplement their private fleet of vehicles on a short-term basis (one day up to one year in length) to handle seasonal increases in their business or discrete projects. ChoiceLease customers also utilize our commercial rental fleet to handle their peak or seasonal business needs, as substitute vehicles while their lease vehicles are undergoing maintenance, and while they are awaiting delivery of new lease vehicles. Although a portion of our commercial rental business is purely occasional in nature, we focus on building long-term relationships with customers so that we become their preferred source for commercial vehicle rentals. In addition to vehicle rental, we may extend liability insurance coverage under our existing policies to our rental customers as well as the benefits of cost savings and convenience of our comprehensive fuel services program. For the year ended December 31, 2023, commercial rental revenue accounted for 20% of our FMS total revenue.
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
In 2023, we launched Torque by Ryder® in select markets, a pay-as-you-go retail mobile maintenance solution and digital platform that enables all fleet owners and managers to order maintenance with an expert technician anytime, anywhere, with no long term contract.
For the year ended December 31, 2023, SelectCare revenue accounted for 12% of our FMS total revenue.
The following table provides information regarding the number of vehicles and customers by FMS product offering as of December 31, 2023:

	U.S.		Canada		Total
	Vehicles	Customers	Vehicles	Customers	Vehicles	Customers
ChoiceLease	130,300	10,400	8,600	1,200	138,900	11,600
Commercial rental (1)	34,400	23,700	2,000	3,000	36,400	26,700
SelectCare (2)	48,200	1,700	3,400	200	51,600	1,900
___________________
(1)Commercial rental customers represent those who rented a vehicle more than three days during the year and include 5,400 ChoiceLease customers.
(2)Our SelectCare customers include approximately 1,000 ChoiceLease customers.

Fuel Services.    We provide our FMS customers with access to diesel fuel at competitive prices at 415 of our maintenance facilities across the U.S. and Canada. We also provide fuel services such as fuel planning, fuel tax reporting, centralized billing, fuel cards and fuel monitoring. Although fuel sales do not have a significant impact on our FMS earnings, as it is largely a pass-through cost to customers, we believe allowing customers to leverage our fuel buying power is a significant and valuable benefit to our customers. For the year ended December 31, 2023, fuel services revenue accounted for 14% of our FMS total revenue.

Used Vehicles.    We primarily sell our used vehicles from our 57 retail sales centers throughout the U.S. and Canada (12 of which are co-located at an FMS shop), at our branch locations and through our website at www.ryder.com/used-trucks. Typically, before we offer used vehicles for sale, our technicians ensure that the vehicles are Ryder Certified™, which means that they have passed a comprehensive, multi-point performance inspection based on specifications formulated through our maintenance program; Ryder DOT Verified™, which are fully inspected to be compliant with Department of Transportation (DOT) standards with some wear and tear; or Ryder As-Is vehicles. Given our focus on maximizing sales proceeds, we primarily sell our used vehicles through our retail channel, which allows us to leverage our maintenance expertise and strong brand reputation to realize higher sales proceeds than in the wholesale market. The realized sales proceeds of used vehicles are dependent upon various other factors, including the general state of the used vehicle market, the supply and demand for used commercial vehicles in wholesale and retail markets, and the age and condition of the vehicle at the time of its disposal. In recent years, the general state of the used vehicle sales market has been particularly volatile. In 2023, pricing in the used vehicle market declined from the historical highs of the prior year, reflecting softer economic conditions and higher market inventories. We have used vehicle inventory of 8,000 vehicles, in line with our long-term target range of 7,000-9,000.
FMS Business Strategy
Our FMS business strategy is to be the leading provider of fleet management outsourcing services for light, medium and heavy duty commercial vehicles. This strategy revolves around the following interrelated goals and priorities:
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
•deliver a consistent, industry-leading and cost-effective lease and maintenance program to our customers through continued process improvement, productivity initiatives, and technology improvements, which also help us attract new customers; and
•optimize asset utilization and management, particularly with respect to our rental fleet, used vehicle operations and maintenance facility infrastructure.
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

Supply Chain Solutions
Value Proposition
Through our SCS business, we offer a broad range of innovative logistics management services that are designed to optimize customers' supply chain and address customers' key business requirements. Our business is organized by industry vertical (omnichannel retail (includes retail, technology, last mile and e-commerce), automotive, consumer packaged goods (CPG), and industrial and other (includes healthcare)) to enable our teams to focus on the specific needs of their customers. Our SCS product offerings provide port-to-door solutions including distribution management, dedicated transportation, transportation management, brokerage, e-commerce, and last mile. These offerings are supported by our continued investments in a variety of information technology and engineering solutions that can be provided independently or as an integrated solution to optimize supply chain effectiveness. Key aspects of our value proposition are our operational execution, industry expertise, and customer-facing visibility platform, which are important differentiators in the marketplace.

Market Trends
Logistics spending in our key target markets in North America was approximately $2.7 trillion, of which $388 billion was outsourced2. Outsourced logistics is a market with significant growth opportunity. More sophisticated, cost-effective and reliable supply chain practices are required as supply chains expand and become more complex and susceptible to global disruptions. For example, we believe secular trends continue to accelerate demand for supply chain resiliency, outsourcing, e-commerce fulfillment and final mile delivery of big and bulky goods, and a movement towards onshoring and nearshoring of manufacturing and supply chain operations. The more complicated the supply chain or the product requirements, the greater the need for companies to utilize the expertise of supply chain solution providers.
Operations
For the year ended December 31, 2023, our global SCS business accounted for 41% of our consolidated revenue, and our customer accounts and warehousing square footage were as follows:

	December 31, 2023
(Square footage in millions)	Customer Accounts	Number of Warehouses	Square Footage (1)
SCS
United States	750	236	92
Foreign (2)	163	51	9
Total	913	287	101
___________________
(1)Includes Ryder leased and owned, and Ryder managed.
(2)Includes 15 managed warehouses in Mexico.
In the U.S., SCS customer accounts are mostly large enterprises that maintain large, complex supply chains. Most of our core SCS business operations are strategically located to maximize efficiencies and reduce costs. We also centralize certain logistics expertise in locations not associated with specific customer sites. For example, our carrier procurement, contract management, freight bill audit and payment services, and transportation optimization and execution groups operate out of our logistics centers in Novi, Michigan and Fort Worth, Texas. In Mexico, our operations offer a full range of SCS services, which are often highly integrated with our distribution and transportation operations, and manage approximately 20,900 border crossings each month between the U.S. and Mexico. Our Canadian operations are highly coordinated with their U.S. and Mexico counterparts and manage approximately 6,000 border crossings each month.
SCS Product Offerings
Distribution Management.    Our SCS business offers a wide range of services relating to a customer’s distribution operations, such as designing a customer’s distribution network; managing distribution facilities; coordinating warehousing and transportation for inbound and outbound material flows; handling import and export for international shipments; coordinating just-in-time replenishment of component parts to manufacturing plants and final assembly; and providing shipments to customer distribution centers or end customer delivery points, including support for e-commerce fulfillment networks. Additional value-added services, such as light assembly of components into defined units, packaging and refurbishment, are also offered to our customers. For the year ended December 31, 2023, distribution management solutions accounted for approximately 35% of our SCS revenue.

_________________________
(2)Armstrong & Associates - Transition: Soft Landing at a New level, Latest Third Party Logistics Market Results and Predictions for 2023, July 2023

Dedicated Transportation.    Dedicated transportation services are offered as part of an integrated supply chain solution to our customers with a high degree of specialization and a combination of outside carriers, equipment, professional drivers and dedicated services. Our dedicated transportation services offering is designed to increase our customers' competitive position, improve risk management and integrate their transportation needs with their overall supply chain. As part of our dedicated transportation services, we also offer routing and scheduling, fleet sizing, safety, regulatory compliance, risk management, technology and communication systems support including on-board computer and other technical support. These additional services allow our customers to mitigate labor challenges associated with maintaining a private fleet of vehicles, such as driver recruitment and turnover, and government regulation, including hours of service regulations, DOT audits and workers' compensation. Dedicated transportation operations are located at our customer facilities, and our dedicated offering utilizes and benefits from our extensive network of FMS facilities, which provides maintenance for all Ryder vehicles used in SCS solutions. For the year ended December 31, 2023, approximately 32% of our SCS revenue was related to dedicated transportation services.
Transportation Management and Brokerage.    Our SCS business offers freight transportation, transportation management, and brokerage services relating to all aspects of a customer’s transportation network, including shipment optimization, load scheduling, and delivery confirmation through a series of technological and web-based solutions. Our transportation consultants focus on carrier procurement of all modes of transportation with an emphasis on truck-based transportation, and also includes rate negotiation, freight bill audits and payment services. In addition, our SCS business provides customers with brokerage services designed to provide prequalified trucking capacity in North America. For the year ended December 31, 2023, we purchased or executed $10.0 billion in freight moves on our customers' behalf, including $173 million in brokerage services. For the year ended December 31, 2023, transportation management solutions accounted for 10% of our SCS revenue.
E-commerce and Last Mile. Our e-commerce and last mile services offer omnichannel delivery with two-day delivery across the entire U.S. and one-day delivery across the majority of the U.S. Our e-commerce and last mile services are provided through a network of over 106 sites strategically located throughout the U.S. These sites may be owned or leased by us, our customers or our agents. For our e-commerce customers, we receive, pick, pack, and ship smaller items via parcel carriers to the end consumer’s home or through our carrier networks to our customer’s warehouse or retail stores. For our last mile customers, we receive, assemble, and prepare big and bulky items through a third-party agent network for final delivery to the end consumer. Consumers can then choose from multiple levels of delivery services, including minor installation of the item and disposal of the replaced item. We use proprietary scheduling Ryder View 2.0 software for maximum efficiency that optimizes routes and allows customers to select their appointment time. For the year ended December 31, 2023, our e-commerce and last mile services accounted for 19% of our SCS revenue.
Contract Packaging and Contract Manufacturing. On November 1, 2023, we acquired all the outstanding equity of IFS Holdings, LLC, a holding company for Impact Fulfillment Services, LLC (IFS), for an approximate purchase price of $255 million. IFS specializes in contract packaging, contract manufacturing and warehousing, for some of the largest and best-known consumer brands in the U.S., primarily in the consumer packaged goods, retail, and healthcare industries. The acquisition is included within the consumer packaged goods industry vertical in our SCS business segment. For the year ended December 31, 2023, our contract packaging and contract manufacturing services and other services accounted for 4% of our SCS revenue.
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

Dedicated Transportation Solutions
Value Proposition
Through our DTS business, we combine equipment, maintenance, professional drivers, engineering, administrative services and additional services, including routing and scheduling, fleet sizing, safety, regulatory compliance, risk management, and technology and communication systems support to provide customers with a dedicated transportation solution that is designed to increase their competitive position, improve risk management and integrate their transportation needs with their overall supply chain. This solution allows us to mitigate our customers' labor challenges associated with maintaining a private fleet of vehicles, such as driver recruitment and retention, and government regulation, including electronic logging devices and hours of service regulations, DOT audits and workers’ compensation. Our DTS solution offers a high degree of specialization to meet the needs of customers with sophisticated service requirements such as tight delivery windows, high-value or time-sensitive freight distribution, closed-loop distribution, multi-stop shipments, specialized equipment and integrated transportation needs.
Market Trends
The U.S. dedicated market was estimated to be $29 billion3 from an addressable market of approximately $660 billion4. This market is affected by many of the same trends that impact our FMS business. The administrative requirements relating to regulations issued by the DOT regarding driver screening, training and testing, as well as record keeping and other costs associated with the hours of service requirements, make our DTS offering an attractive alternative to private fleet and driver management. There continues to be significant pressure on the availability of qualified truck drivers, and shippers continue to seek dedicated capacity from quality transportation and logistics providers, which makes our offering attractive to potential customers. In addition, market demand for just-in-time delivery creates a need for well-defined routing and scheduling plans that are based on comprehensive asset utilization analysis and fleet rationalization studies offered as part of our DTS services.
Operations/Product Offerings
For the year ended December 31, 2023, our DTS business accounted for 15% of our consolidated revenue. As of December 31, 2023, we had 189 DTS customer accounts in the U.S. Because it is highly customized, our DTS product is particularly attractive to companies that operate in industries that have time-sensitive deliveries or special handling requirements, as well as companies who require a highly engineered transportation solution with specialized services. DTS accounts typically operate in a limited geographic area, and, therefore, most of the professional drivers assigned to these accounts are short haul drivers, meaning they return home at the end of each work day, which helps with driver recruiting and retention. Although a significant portion of our DTS operations are located at customer facilities, our DTS business also utilizes and benefits from our extensive network of FMS facilities, including the FMS maintenance network that services the vehicles used in DTS solutions.

_________________________
(3)Armstrong & Associates - A Roaring 2021: Demand Drives 3PLs to the Best Growth and M&A Year on Record, July 2022.
(4)Addressable market as of June 2023, Class 3-8, IHS Markit Ltd. (formerly RL Polk) & Ryder Internal Estimates.

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
DTS Strategic Investment
On February 1, 2024, we acquired all the outstanding equity of CLH Parent Corporation (Cardinal Logistics) for a purchase price of $290 million. Cardinal Logistics is a leading customized dedicated contract carrier in North America, providing dedicated fleets and professional drivers, as well as complementary freight brokerage services, last-mile delivery and contract logistics services. Cardinal Logistics primarily serves the consumer packaged goods, omnichannel retail, automotive, and industrial verticals. This acquisition increases our scale and network density and further advances our strategy to accelerate growth in dedicated. The transaction is expected to add approximately $1 billion in annualized total revenue.
DTS Business Strategy
Our DTS business strategy is to offer services to customers who need specific vehicles, specialized handling, dedicated capacity, or integrated transportation services. This strategy revolves around the following interrelated goals and priorities:
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
Competition
Our DTS business segment competes with other dedicated providers to furnish highly engineered solutions, often involving specialized handling or service requirements. To a lesser extent, DTS competes with truckload carriers providing dedicated solutions for standard freight. We compete with these companies based on a number of factors, including price, equipment options and features, maintenance, service and geographic coverage, driver availability and operations expertise. As an alternative to using our services, companies may choose to internally manage their own private fleets, or obtain similar or alternative services from other third-party vendors. We are able to differentiate our DTS product offering by leveraging our FMS vehicles and maintenance services and integrating the DTS services with those of SCS to create a more comprehensive transportation solution for our customers. Our strong safety record and focus on customer service also enables us to uniquely meet the needs of customers with high-value products that require specialized handling in a manner that differentiates us from truckload carriers.
CYCLICALITY
Our business is impacted by economic and market conditions. In a strong economic cycle, there is generally more demand for our fleet management, dedicated transportation and supply chain services. In a weak or volatile economy, demand for our services decreases and is considerably more unpredictable. Because of these factors, we have continued to focus on increasing the diversity of our customer base and strengthening our long-term business relationships with our customers. Although we believe these efforts help mitigate the immediate impact of an economic downturn, customers are often unwilling to commit to a full service lease or long-term supply chain and dedicated contracts during a protracted or severe economic downturn. Because commercial rental and used vehicle sales are transactional, they are more cyclical in nature and are also heavily dependent on economic and market conditions, and results can vary significantly in both the short- and long-term. We mitigate some of the potential impact of an economic downturn through a disciplined and centralized approach to asset management. This approach allows us to manage the size, mix and location of our operating fleet and used vehicle inventories to try and maximize asset utilization and used vehicle proceeds in both strong and weak market conditions.
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

We are also subject to a variety of laws and regulations promulgated by national, state, provincial and local governments, including the U.S. Environmental Protection Agency (EPA) and the Occupational Safety and Health Administration (OSHA), which regulate safety, the management of hazardous materials, water discharges, air emissions, solid waste disposal and the release and cleanup of regulated substances, and the Food and Drug Administration (FDA) and United States Department of Agriculture (USDA), which regulate foodstuffs and other products for human consumption. In addition, we must comply with licensing and other requirements imposed by the U.S. Department of Homeland Security and the U.S. Customs Service as a result of increased focus on homeland security and our Customs-Trade Partnership Against Terrorism certification. We may also become subject to new or more restrictive regulations imposed by these agencies or other authorities or states relating to carbon emissions controls and reporting, engine exhaust emissions, drivers’ hours of service, wage and hour requirements, employee and independent contractor classification, security, including data privacy and cybersecurity, and ergonomics.

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

In addition, we provide our professional drivers, technicians and warehouse workers with on-going training opportunities. For example, we pair our professional drivers with certified driver trainers during onboarding and provide position and customer-specific training. Our technicians also receive both online and in-person training and we collaborate with our OEMs to ensure our technicians possess the knowledge and skills necessary to service our customers. Our warehouse workers also receive regular safety and compliance training that is specific to their location.

At December 31, 2023, we had approximately 47,500 full-time employees in North America. We currently employ approximately 10,800 professional drivers and 4,800 technicians. We have approximately 31,300 hourly employees in the U.S., approximately 3,700 of which are organized by labor unions. Those employees organized by labor unions are principally represented by the International Brotherhood of Teamsters, the International Association of Machinists and Aerospace Workers, and the United Auto Workers. Their wages and benefits are governed by 98 separate labor agreements which are renegotiated periodically. Although we have not experienced a material work stoppage or strike, these events can potentially occur given the types of businesses in which we currently engage. We consider the relationship with our employees to be good. Refer to Item 1A. Risk Factors for further information regarding risk associated with our human capital and the attraction, development, and retention of personnel.
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

We deploy relevant vehicle safety systems in the vehicles we operate, including active brake assistance, lane departure warning systems, adaptive cruise control and stability control, to enhance safety performance. We also install aftermarket safety monitoring systems that provide effective means for our operations teams to measure and improve driver performance, including in-vehicle video event recorders. Driver training is also a key component of our safety program. We use certified driver trainers to on-board and train our professional drivers. Proactive injury and crash prevention and remedial training are also delivered regularly online to each employee through a highly interactive lesson platform. Our technicians also receive both online and in-person training to enable them to continuously improve their maintenance skills to ensure we are servicing our customers in compliance with best-in-line safety measures. We provide annual training to warehouse employees on safe cutting, trailer securement, proper lifting/material handling techniques, and equipment safety along with regular OSHA training. Our proprietary, web-based safety management system, Ryder SafetyNet, delivers monthly proactive safety programs as well as safety compliance tasks tailored to every location and helps measure safety activity effectiveness across the organization.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Name	Position	Current Position Since	Prior Business Experience	Age
Robert E. Sanchez	Chair and Chief Executive Officer	2013	President and Chief Operating Officer from February 2012 to December 2012. President, Global FMS from September 2010 to February 2012. Executive Vice President and Chief Financial Officer from October 2007 to September 2010. Executive Vice President of Operations, U.S. FMS from October 2005 to October 2007. Senior Vice President and Chief Information Officer from January 2003 to October 2005.	58
John J. Diez	Executive Vice President and Chief Financial Officer	2021	President, Global FMS from August 2019 to May 2021. President of DTS from March 2015 to August 2019. Senior Vice President of Ryder Dedicated from March 2014 to February 2015. Senior Vice President of Asset Management from January 2011 to February 2014.	53
Thomas M. Havens	President, Fleet Management Solutions	2021	Senior Vice President and Global Chief of Operations for FMS from November 2012 to May 2021. Vice President and General Manager for FMS in Canada from September 2011 to November 2012.	55
J. Steven Sensing	President, Supply Chain Solutions and Dedicated Transportation Solutions	2015	Vice President and General Manager of the Hi-Tech and Healthcare industry groups for SCS from February 2007 to February 2015.	56
Steve W. Martin	Executive Vice President, Dedicated Transportation Solution	2024	Senior Vice President, Dedicated Transportation Solutions from August 2019 to February 2024. Vice President and General Manager of the Automotive, Aerospace and Industrial vertical from February 2017 to August 2019. Vice President, Dedicated Transportation Services - East from February 2012 to February 2017. Vice President for Supply Chain Excellence from February 2009 to February 2012.	60
Robert D. Fatovic	Executive Vice President, Chief Legal Officer and Corporate Secretary	2012	Executive Vice President, General Counsel and Secretary from June 2004 to July 2012. Senior Vice President, U.S. Supply Chain Operations, Hi-Tech and Consumer Industries from December 2002 to May 2004. Vice President and Deputy General Counsel from May 2000 to December 2002.	58
Karen M. Jones	Executive Vice President and Chief Marketing Officer	2014	Senior Vice President and Chief Marketing Officer from September 2013 to October 2014.	61
Francisco Lopez	Executive Vice President and Chief Human Resources Officer	2018	Chief Human Resources Officer February 2016 to February 2018. Senior Vice President, Global Human Resources Operations from July 2013 to February 2016.	49
Sanford J. Hodes	Senior Vice President and Chief Procurement and Corporate Development Officer	2022	Senior Vice President and Deputy General Counsel and Safety, Health, and Security from February 2011 to October 2022.	56
Rajeev Ravindran	Executive Vice President and Chief Information Officer	2018	Chief Information Officer and Group Vice President at JM Enterprises from 2012 to January 2018.	58
Cristina Gallo-Aquino	Senior Vice President, Controller and Principal Accounting Officer	2020	Vice President and Chief Financial Officer, Global FMS from August 2015 to August 2020. Vice President and Controller from September 2010 to August 2015.	50
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

The transportation industry is highly cyclical and susceptible to trends in economic activity. Our business relies on the strength of our customers' businesses and their level of confidence in current and future economic conditions. In our FMS business, vehicles are leased or rented to customers that transport goods commercially, hence, the demand for our products and services is directly tied to the production and sale of goods by our customers, and more generally, the health of the North American economy. In our SCS and DTS businesses, our logistics and transportation services are tied to the demand of our customers' goods. If demand for our customers' products declines, our customers may experience a decline in volumes, which may impact our financial results. As a result, our business may begin to slow before overall market slowdowns, at the point of customer uncertainty, and may recover later than overall market recoveries, as our customers may continue to feel uncertain about future market conditions. If uncertainty around macroeconomic conditions and the transportation and logistics industries increase, such as due to recessionary conditions, unexpected interest rate fluctuations or inflationary pressures, our future growth prospects, business and results of operations could be materially adversely affected.

Among our services and product offerings, demand for used vehicles, rental, and longer-term contractual services are particularly susceptible to changes in economic and market conditions. For example, in a weak or volatile economy (such as during an economic recession or downturn), our customers may not need additional vehicles, may experience reduced shipping needs, or are often unwilling to commit or unable to fulfill long-term contracts. Accordingly, any sustained weakness in demand or a protracted economic downturn can negatively impact performance and operating results in used vehicle sales, rental and longer-term contractual services across our business segments.

We bear the risk that we will not be able to resell our used vehicles at a price at or above their residual value estimates.

To determine the residual value estimates and useful life of our vehicle fleet, management is required to make judgments about future events that are subject to risks and uncertainties outside of their control. While we regularly review and update our outlook for the used vehicle market, as management believes appropriate, the used vehicle pricing market has historically been subject to significant pricing volatility. Despite management's best estimates, we may be unable to accurately forecast the residual value of our vehicle fleet or accurately and timely adjust our residual estimates to better align with future market conditions at the end of a vehicle's useful life. A variety of factors, many of which are outside of our control, could cause residual value estimates to differ from actual used vehicle sales pricing, such as changes in supply and demand of used vehicles; volatility in market conditions; changes in vehicle technology; competitor pricing; regulatory requirements; wholesale market prices; customer requirements and preferences; and changes in underlying assumption factors.

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

For a detailed discussion on our accounting policies and assumptions relating to depreciation and residual values, please see "Critical Accounting Estimates - Residual Value Estimates and Depreciation" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

Disruptions in global supply chains have impacted, and may continue to impact, our business, results of operations and financial condition.

Our business is highly susceptible to disruptions in global supply chains as services are directly tied to the production and sale of goods. Disruptions in global supply chains have impacted each of our business segments as the supply and demand of commercial vehicles directly impacts our FMS business, and the production and supply of certain goods impacts the businesses of our customers in SCS and DTS, and therefore our own business.

For example, when COVID-19 measures prohibited many of our customers from continuing their operations, our business was initially adversely impacted because we experienced lower demand for commercial rental and used vehicles in our FMS business and reduced volumes in our SCS business. To the extent that customers are prohibited from continuing or are unable to continue their operations, whether due to measures implemented in response to a public health or safety crisis or to labor strikes, our business and results of operations may be adversely affected. On the other hand, when global supply chain disruptions caused a semiconductor shortage, we experienced a significant increase in demand for rental and used vehicles, as well as lease, due to the limited supply of commercial vehicles. However, we may experience limited rental and lease fleet growth and have a limited inventory of used vehicles for sale during an extended period of limited supply of commercial vehicles. After a period of limited commercial vehicle supply, if OEMs then produce an oversupply of new commercial vehicles, our FMS business may experience reduced rental demand and used vehicle sales in the future. In addition, when global supply chains have been disrupted, we have experienced increased inflationary pressures that increased costs in certain areas like payroll and third-party services.

Overall, the extent to which future supply chain disruptions impact our business, operations and financial results will depend on numerous factors that are difficult to accurately predict. Depending on the circumstances of a particular supply chain disruption, economic and commercial activity may be impacted, and, as a result, we may again experience slowdowns, reduced demand and a negative impact to a portion of our earnings.

Our profitability has been and could in the future be negatively impacted if our key operational assumptions and pricing structure prove to be invalid.

Substantially all of our SCS and DTS services, as well as our ChoiceLease and SelectCare products offered through FMS, are provided under long-term contractual arrangements with our customers. These contractual arrangements include pricing terms that are subject to a number of key operational assumptions:

•with respect to our SCS contracts, the scope of services, production volumes, operational efficiencies, the mix of fixed versus variable costs, market wages, availability of labor, productivity, inflation, interest rates and other factors;
•with respect to our DTS contracts, market wages, availability of labor, equipment costs, insurance rates, inflation, interest rates, and other operating factors; and
•with respect to our ChoiceLease and SelectCare contracts, residual value estimates (ChoiceLease only) and maintenance costs (including inflation and interest rates), as well as other factors.

If we are incorrect in our operational assumptions, or, as a result of subsequent changes in customer demand or other market forces that are outside of our control, these assumptions prove to be invalid, we could have lower margins than anticipated in a contract or segment, lose business, or be unable to offer competitive products and services. Although these contracts include indexed price escalation clauses or permit renegotiation upon a material change, there is no assurance that we will be successful in obtaining the necessary price adjustments or that pricing will be sufficient to cover the risk. For example, our SCS and DTS services are highly customized and offer a high degree of specialization to meet the needs of our customers. We may not be able to adjust the pricing terms in some of our SCS and DTS contracts in the event any of our assumptions prove to be invalid. As a result, if we do not accurately predict our costs to execute SCS or DTS contracts, it could result in a significant decrease in revenue or loss that could adversely affect our operating results and financial

Our capital-intensive business requires us to make capital decisions based upon projected customer activity levels and market demand for our commercial rental product line.

We make significant investments in vehicles to support our rental business based on anticipated customer demand. We make commitments to purchase the vehicles many months in advance of the expected use of the vehicle and seek to optimize the size and mix of the commercial rental fleet based on demand projections and various other factors. As a result, our business is dependent on our ability to accurately estimate future levels of rental activity and consumer preferences to effectively capitalize on market demand in order to drive the highest levels of utilization and revenue per unit. Missing our projections could result in too much or too little capacity in our rental fleet. Overcapacity could require us to deploy or sell vehicles at lower than anticipated pricing levels, which may result in higher depreciation or losses on vehicle sales. In addition, overcapacity could result in lower revenues and higher costs and have an adverse impact on profitability. Undercapacity could impact our ability to reliably provide rental vehicles to our customers and may negatively affect our reputation. We employ a sales force and operations team on a full-time basis to manage and optimize this product line; however, their efforts may not be sufficient to overcome unforeseen changes in market demand in the rental business. In contrast, in our ChoiceLease product line, we typically do not purchase vehicles until we have an executed contract with a customer.

We may fail to respond adequately or in a timely manner to innovative changes in new technology in our industry.

In recent years, our industry has been characterized by rapid changes in technology, leading to innovative transportation and logistics concepts that have impacted, or have the potential to significantly impact, our business model, competitive landscape, and the industries of our customers and suppliers. While we are actively engaged in deploying emerging technology and developing strategic alliances and new products, we cannot be certain that our initiatives will be successful or timely, and our failure to effectively implement any initiative could have an adverse impact on our financial condition or results of operations.

For example, new concepts are currently under development for advanced electric vehicles, autonomous or semi-autonomous self-driving vehicles and connected vehicle platforms. There is also a rapidly growing demand for e-commerce services, last-mile home delivery, and asset- and freight-sharing services. In addition, there may be other innovations that could impact the transportation, trucking, and supply chain and logistics industries, such as machine learning and artificial intelligence, as well as other technologies we cannot yet foresee. Our inability to quickly adapt to and adopt innovations desired by our customers may result in a significant loss of demand for our service offerings. An increase in customer use of electric vehicles could reduce the demand for our vehicle maintenance services, diesel vehicles and related offerings. Likewise, self-driving vehicles may reduce the demand for our dedicated service offerings, where, in addition to a vehicle, we provide a driver as part of an integrated, full service customer solution. Moreover, advances in technology may require us to increase investments in order to remain competitive, and our customers may not be willing to accept higher prices to cover the cost of these investments. In addition, the timing of when we have to adopt new technologies may be affected by changes in the political or regulatory environment, which could further increase our investment costs, operating complexity, and our ability to offer such technologies to our customers in the jurisdictions in which we operate.

Failure to maintain, upgrade and consolidate our information technology networks, or maintain adequate controls over such technology systems, could adversely affect us.

Our success depends on the functionality of information technology systems to support our business and service offerings. When outages, system failures or delays in timely access to data occur in our information technology systems that support key business processes, for example our financial reporting and service offerings, our business may be adversely impacted. In addition, extended delays or cost overruns in securing, developing, managing and otherwise implementing technology solutions to support our business may delay and possibly prevent us from realizing the projected benefits of these solutions. Any failure to develop or maintain effective controls, including the risk of human error or misconduct, or to adequately monitor and control access to data in our systems, may result in our financial reporting being unreliable or cause us to fail to meet our reporting obligations. Further, any deficiencies found in the technology system we use to support our controls or any difficulties encountered in their implementation or improvement may also adversely affect our financial reporting.

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

In addition, some of our software applications are utilized by third parties who provide outsourced administrative functions. Such third parties may have access to confidential information that is critical to our business operations and services. While our information security program includes enhanced controls to monitor third-party providers' security programs, these third parties are subject to their own data breaches, cyberattacks and other events or actions that could damage, disrupt or close down their networks or systems, which in turn may adversely impact our performance capabilities. Moreover, weaknesses in vendor management or third-party controls could expose us, our vendors, or our customers to additional cybersecurity risks. Also, efforts to prevent, detect and mitigate data breaches and cyberattacks subject us to additional costs.

Regulatory authorities continue to focus on how companies collect, process, use, store, share and transmit personal data. Privacy security laws and regulations pose increasingly complex and rigorous compliance challenges, which may increase our compliance costs. Any failure to comply with data privacy laws and regulations could result in significant penalties, fines, legal challenges and reputational harm.

We may fail to establish sufficient insurance reserves to adequately cover workers' compensation and vehicle liabilities.

We are substantially self-insured for vehicle liability and workers' compensation claims. Our self-insurance accruals are based on actuarially estimated, undiscounted cost of claims, which includes claims incurred but not reported. While we believe that our estimation processes are well designed and comply with generally accepted accounting principles in the United States, actuarial techniques and best practices, any projection of losses concerning workers' compensation and vehicle coverage is subject to a considerable degree of variability. The causes of this variability include litigation trends, claim settlement patterns, rising medical and other costs, as well as fluctuations in the frequency or severity of accidents. If actual losses incurred are greater than those anticipated, our self-insurance reserves may be insufficient, and additional costs could be recorded in our consolidated financial statements. If we suffer a substantial loss in excess of our self-insured limits, the loss and related expenses may be covered by traditional insurance and excess insurance we have in place, but if not covered or above such coverages, losses could harm our business, financial condition or results of operations. For a detailed discussion on our accounting policies and assumptions relating to our self-insurance reserves, please see the "Critical Accounting Estimates - Self-Insurance Accruals" section in Management's Discussion and Analysis of Financial Condition and Results of Operations.

Strategic Risks

We operate in a highly competitive industry, and our business may suffer if we are unable to adequately address potential downward pricing pressures and other competitive factors.

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
•advances in technology require increased investments to remain competitive, and our customers may not be willing to accept higher prices to cover the cost of these investments; and
•because cost of capital is a significant competitive factor, any increase in either the cost of our debt or equity as a result of, for example, reductions in our debt rating or stock price volatility could have a significant impact on our competitive position.

Failure to execute our business strategy, explore strategic transactions, and develop, market and deliver high-quality services that meet customer expectations may cause our revenue and earnings to suffer.

Our balanced growth strategy focuses on de-risking and optimizing the business model, enhancing returns and free cash flow, and driving long-term profitable growth, including by moving clients to outsource their logistics and transportation needs and thereby expand the market for our services, among other factors. We seek to execute our strategy by providing innovative solutions, operational excellence, top customer service, superior talent and best-in-class information technology, while also attempting to mitigate risks to the business. Failure to execute our business strategy may negatively impact our ability to continue to create long-term shareholder value and may result in stock price volatility.

To successfully execute on this strategy, we must continue to focus on developing innovative solutions that meet both our existing and target customers' evolving needs and keep pace with our competitors. Expanding our service offerings to entice and support new clients may strain our management, capital resources, information systems and customer service. We may also need to hire new employees, which may increase costs and may result in temporary inefficiencies until those employees become proficient in their jobs.

In furtherance of our strategy, we routinely evaluate opportunities and may enter into agreements for possible strategic transactions, including acquisitions, partnerships or divestitures. We may be unable to identify strategic transactions or we may be unable to negotiate commercially acceptable terms. Other risks involved in engaging in these strategic transactions include the possible failure to realize the expected benefits of such transactions within the anticipated time frame, or at all, such as cost savings, synergies, sales and growth opportunities. In addition, the integration of an acquired business may result in material unanticipated challenges, expenses and liabilities. Any one of these factors could result in lower than expected revenues or earnings from the acquisition or strategic transaction and could adversely impact our financial condition or results of operations. For example, in 2023 we completed an acquisition that expanded our contract packaging, contract manufacturing and warehousing capabilities; however, if we fail to properly integrate that business, there is a risk that the acquisition will not add the forecasted revenue to SCS or provide the expected incremental growth to earnings.

Notwithstanding our efforts, new or enhanced service offerings may not meet customer demands, prove to be profitable, or succeed in the long term. If we do not respond to current customer needs and establish new, and further develop existing, customer relationships, our ability to maintain a competitive advantage and continue to grow our business profitability could be negatively affected.

We and the vehicle equipment manufacturers in our FMS business rely on a small number of suppliers.

We buy vehicles and related equipment from a relatively small number of OEMs in our FMS business. Some of our OEMs rely on a small concentration of suppliers for certain vehicle parts, components and equipment. A discrete event in a particular OEM's or supplier's industry or location, or adverse regional economic conditions impacting an OEM or supplier's ability to provide vehicles or a particular component, has and could in the future adversely impact our FMS business and profitability. In addition, our business and reputation could also be negatively impacted if any parts, components or equipment from one of our suppliers suffer from broad-based quality control issues or become the subject of a product recall and we are unable to obtain replacement parts from another supplier in a timely manner. Although we believe we have alternative sources of supply for the equipment and other supplies used in our business, termination or significant alteration of our relationship with any of our key suppliers could have a material adverse effect on our business, financial condition or results of operations in the unlikely event that we were unable to obtain adequate equipment or supplies from other sources in a timely manner or at all.

We derive a significant portion of our SCS and DTS revenue from a limited number of customers.

In our SCS and DTS businesses a limited number of customers account for a significant portion of revenue. Although we maintain multiple service contracts with each of these large customers, the loss of or reduction in business from one or more of these large customers could have a material adverse effect on our business, results of operations and financial condition. While we continue to focus our efforts on diversifying our customer and carrier base, we may not be successful in doing so. During

2023, sales to our top ten SCS customers accounted for about 40% of our SCS total revenue and about 35% of our SCS operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation). Our top ten DTS customers accounted for about 40% of DTS total revenue and about 35% of DTS operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation).

We are also subject to credit risk associated with the concentration of our accounts receivable from our SCS and DTS customers. We have had to take an asset impairment charge in the past when one of our SCS customers filed for bankruptcy, which adversely impacted our operating results. If one or more of our customers were to become bankrupt, insolvent or otherwise were unable to pay for the services we provide, we may incur significant write-offs of accounts receivable or incur lease or asset impairment charges that could adversely affect our operating results and financial condition.

In addition, many of our SCS customers operate in cyclical or seasonal industries, or operate in industries, such as the food and beverage industry, that may be impacted by unanticipated weather, growing conditions (such as drought, insects or disease), natural disasters, pandemics, and other conditions over which we have no control. Because of the concentration of customers in our SCS business, a downturn in our customers' businesses could cause a reduction in freight volume shipped by those customers or a reduction in their need for our services, which could materially and adversely affect our operating results and financial condition.

Human Capital

If we are unable to mitigate labor shortage challenges, our financial results may continue to be negatively impacted.

We have experienced high labor costs due to labor shortage challenges across all of our business segments, particularly our DTS and SCS segments. These higher labor costs as well as higher subcontracted transportation costs have negatively impacted our earnings in both DTS and SCS. If labor shortages continue for an extended period of time, our earnings may be further adversely impacted.

Professional Drivers. We hire professional drivers primarily for our SCS and DTS business segments. There is significant competition for qualified professional drivers in the transportation industry. Additionally, interventions and enforcement under the CSA program may shrink the industry's pool of professional drivers as those drivers with unfavorable scores may no longer be eligible to drive for us. As a result of driver shortages, we have, and in the future could continue to be required to, increase driver compensation, let trucks sit idle, use outside driver agencies and subcontracted transportation carriers, or face difficulty meeting customer demands, all of which could adversely affect our growth and profitability.

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

In addition, we are committed to creating a positive and collaborative work environment throughout our organization. If we do not, or are perceived not to, have such a work environment, our reputation or ability to recruit and retain talent may be adversely impacted. Moreover, our current employees may terminate their employment with us at any time with minimal advance notice, and we are experiencing increased competition for talent that is making it more difficult for us to retain the employees we have and to recruit new employees. In addition, we are facing increased regulatory and compliance requirements that further decrease the pool of available candidates.

A significant labor dispute involving us, our vendors, or one or more of our customers, or that could otherwise affect our operations, may result in strikes, work stoppages or substantially higher labor costs.

We have approximately 3,700 employees in the U.S. that are organized by labor unions whose wages and benefits are governed by 98 labor agreements that are renegotiated periodically. Disputes with regard to the terms of these agreements or our potential inability to negotiate acceptable contracts with these unions in the future could result in, among other things, a material work stoppage, slowdown or strike by the affected employees. If our workers were to engage in a work stoppage, strike or other slowdown, other employees were to become unionized, or the terms and conditions in future labor agreements were renegotiated, we could experience significant business disruptions or higher operating costs, which could have an adverse effect on our financial position, results of operations or cash flows. Moreover, a current or future labor dispute involving our vendors or customers, or that could otherwise affect our operations, could affect our business, financial condition or results of operations.

Environmental, Climate and Weather Risks

Our business may be affected by global climate change and legal, regulatory or other market responses to such change.

Global, federal, state and local legislative and regulatory efforts to address the effects of global warming and climate change have affected and will likely continue to affect our businesses. For example, federal, state and local governments are considering or implementing environmental disclosure requirements, emission reduction (e.g., greenhouse gas and nitrogen dioxide) regulatory requirements and related taxes, zero-emission vehicle mandates and other increased compliance requirements. These and other similar efforts may impose restrictions on our activities or require us to take certain actions, all of which may, over time, increase our costs and adversely affect our business and results of operations.

For instance, a regulatory mandate for the use of zero-emission vehicles or ban of diesel- or gasoline-powered vehicles could reduce the resale value and demand for our vehicles as well as the demand for maintenance services in FMS and offerings in our SCS and DTS businesses. In addition, in the U.S., compliance with environmental regulations and the associated potential cost is complicated by the fact that states are following different approaches to the regulation of climate change. As a result, we cannot predict the ultimate effect on our operating results or cost structure until the timing, scope and extent of any such regulations become known.

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

Our business is more susceptible to severe weather and other natural occurrences as we operate a capital-intensive business with a large number of vehicles and need to access roads and warehouses in order to service our customers. Severe weather may negatively affect our operations as it may damage our vehicles and facilities and prohibit our workforce from servicing our customers. In addition, fuel costs may rise and other significant business interruptions could occur. Insurance to protect against loss of business and other related consequences resulting from these natural occurrences is subject to coverage limitations, and may not be sufficient to cover all of our damages or may not be available at commercially reasonable rates.

Legal and Regulatory Risks

We face litigation risks that could have a material adverse effect on the operation of our business.

We face litigation risks regarding a variety of issues, including accidents involving our trucks and injuries to employees, alleged violations of federal and state labor and employment law including class-action lawsuits alleging wage and hour violations, independent contractor misclassification and improper pay, securities laws, environmental liability, commercial claims, cyber and other matters. These proceedings may be time-consuming, expensive and disruptive to normal business operations. The defense of such lawsuits could result in significant expense and the diversion of our management's time and attention from the operation of our business. In recent years, several insurance companies have stopped offering coverage to trucking companies and reduced capacity limits as a result of increases in the severity of automobile liability claims and higher costs of settlements and verdicts, causing the cost of such insurance to increase. This trend could adversely affect our ability to obtain suitable insurance coverage or further increase the cost for such coverage significantly, each of which may adversely affect our financial condition, results of operations, liquidity or cash flows. Costs we incur to defend or to satisfy a judgment or settlement of these claims may not be covered by insurance or could exceed the amount of that coverage or increase our insurance costs and could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

We operate in a highly regulated industry, and changes in existing regulations or costs of compliance with, or liability for violation of, existing or future laws or regulations could have a material adverse effect on our business.

Our business is subject to regulation by various federal, state, local and foreign governmental agencies. In the U.S., the Department of Transportation (DOT), as well as local, state and other federal agencies exercise broad powers over our motor carrier operations, safety and the treatment and disposal of waste materials. We are also subject to environmental laws and regulations imposed by the EPA, including requirements related to exhaust emissions, as well as regulations imposed by the Food and Drug Administration (FDA) and the United States Department of Agriculture (USDA). Given the size of our employee base, we are also subject to health and safety laws imposed by OSHA, as well as those imposed by state and local authorities. In addition, we must also comply with domestic and international laws and regulations related to tax. We are further subject to anti-bribery, anti-corruption, and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act and Office of Foreign Assets Control (OFAC) restrictions.

Compliance with existing laws and regulations has involved, and we expect will continue to involve, significant time commitments and costs, and in recent years, we have seen an increase in proactive regulatory enforcement. For example, the DOT, through the Federal Motor Carrier Safety Administration (FMCSA), periodically conducts compliance reviews and evaluates the safety rating assessed to motor carriers ("satisfactory," "conditional" or "unsatisfactory"). The receipt of a final "conditional" or "unsatisfactory" safety rating due to deficiencies in our safety and compliance program could have a material adverse effect on our customer relationships, as some of our existing customer contracts require a "satisfactory" DOT safety rating. Moreover, if we fail to comply with DOT regulations, including our failure to maintain a "satisfactory" DOT safety rating, the DOT could levy fines and require us to cease all transportation services under our operating authority, which could have a material adverse effect on our business. In addition, compliance and enforcement initiatives implemented by the FMCSA related to driver time, fitness and safety may shrink the industry's pool of qualified professional drivers. With respect to our international operations in Canada and Mexico, we are subject to local laws and regulatory requirements, including tax and anti-bribery laws, which vary significantly from country to country. Our failure to comply with each of these laws may expose us to legal liability, fines or other penalties.

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

We may also fail to ensure that companies we acquire, that may not have historically maintained internal compliance controls, risk mitigation processes, or policies or procedures, comply with regulatory and legal requirements consistent with our standards. Moreover, we are also subject to reputational risk and other detrimental business consequences associated with noncompliance by other parties with whom we engage with, such as employees, customers, agents, suppliers or other persons using our supply chain or assets to commit illegal acts, including the use of company assets for terrorist activities, fraud or a breach of data privacy laws.

Our failure to comply with U.S. or foreign tax laws or a government challenging our tax position could adversely affect our business and future operating results.

We are affected by various U.S. federal, state and foreign tax laws, including income taxes, taxes imposed on the purchase, sale and lease of goods and services, such as sales, excise, property, value-added tax, fuel, environmental and other taxes, and taxes imposed on multinational corporations. If we are unable to successfully take actions to manage the adverse impacts of new tax legislation, or if additional interpretations, regulations, amendments or technical corrections exacerbate the adverse impacts of such legislation, our financial condition, results of operations and cash flows could be adversely affected. In addition, in the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. For example, significant judgment is required in determining our worldwide provision for income taxes and our tax expense includes estimates of additional tax that may be incurred for tax exposures and reflects various estimates and assumptions. Our operating results could be adversely affected by changes in the effective tax rate as a result of a change in a variety of factors, including the mix of earnings in countries with differing statutory tax rates and changes in our overall profitability.

From time to time we are also under audit by tax authorities in different jurisdictions with regards to income tax and indirect tax matters. Although we believe our tax estimates are reasonable, the final determination of tax audits and any other related tax proceedings in the jurisdictions where we are subject to taxation could be materially different from our historical income and indirect tax provisions and accruals.

General Risk Factors

Our business may be affected by uncertainty or changes in U.S. or global social, political or regulatory conditions.

Adverse developments in laws, policies or practices in the U.S. and internationally can negatively impact our business and the businesses of our customers. Negative domestic and international global trade conditions as a result of social, political or regulatory changes or perceptions could materially affect our business, financial conditions and results of operations.

We provide services domestically and to a lesser extent outside of the U.S., which subjects our business to various additional risks, including:

•changes in tariffs, trade restrictions, trade agreements and taxes;
•varying tax regimes, including consequences from changes in applicable tax laws;
•difficulties in managing or overseeing foreign operations and agents;
•foreign currency fluctuations and limitations on the repatriation of funds due to foreign currency controls;
•different liability standards;
•fluctuations in inflation and interest rates;
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

Our suppliers may also be affected by changes in the political and regulatory environment, both in the U.S. and internationally. Negative impacts on our suppliers could result in disruptions to the supply and availability of equipment or services needed for our business that could in turn affect our ability to operate and serve our customers as planned.

Volatility in assumptions, discount rates and asset values related to our pension plans may adversely affect the valuation of our obligations, the current funding levels and our pension expense under our defined benefit pension plans.

We historically sponsored a number of defined benefit plans for employees not covered by union-administered plans, including certain employees in foreign countries. As of December 31, 2023, the aggregate projected benefit obligations of our global defined pension plans was $1.9 billion, and the plan assets of our global defined benefit pension plans was $1.6 billion. The funded status of the plans, equal to the difference between the present value of plan obligations and assets, is a significant factor in determining pension expense and the ongoing funding requirements of those plans. Macroeconomic factors, as well as changes in investment returns and discount rates used to calculate pension expense and related assets and liabilities, can be volatile and may have an unfavorable impact on our costs and funding requirements. Although we have actively sought to control increases in these costs and funding requirements through investment policies and plan contributions, there can be no assurance that we will succeed, and continued cost and funding requirement pressure could reduce the profitability of our business and negatively impact our cash flows.

Damage to our reputation through unfavorable publicity or the actions of our employees could adversely affect our financial condition.

Our success depends on our ability to consistently deliver operational excellence and strong customer service. Our inability to deliver our services and solutions as promised on a consistent basis, or our customers having a negative experience or otherwise becoming dissatisfied, can negatively impact our relationships with new or existing customers and adversely affect our brand and reputation, which could, in turn, adversely affect revenue and earnings growth. Adverse publicity (whether or not justified) relating to activities by our employees, contractors, agents or others with whom we do business, such as customer service mishaps or noncompliance with laws, including misconduct, fraud or other improper activities, could tarnish our reputation and reduce the value of our brand. With the increase in the use of social media outlets, such as Facebook, YouTube and Instagram, amongst others, adverse publicity can be disseminated quickly and broadly, making it increasingly difficult for us to effectively respond. This unfavorable publicity could also require us to allocate significant resources to rebuild our reputation.

We may be negatively impacted by adverse events in the global credit and financial markets, by an investment rating downgrade, or by the loss of an investment grade rating.

Our FMS business is highly capital intensive, and its profitability could be adversely affected if we are unable to obtain sufficient capital to fund its operations. In general, we rely in large part upon global credit and financial markets to fund our operations and contractual commitments as well as to refinance existing debt. These markets can experience high levels of volatility, and our access to capital could be constrained for extended periods. Our ability to raise capital may be materially reduced or our borrowing costs may significantly increase if, among other things, access to public investment-grade debt becomes limited or closed, we lose access to our global revolving credit facility, or funding costs increase due to the loss of an investment grade rating, a severe economic downturn, or rising interest rates.

As of December 31, 2023, we had $7.2 billion of outstanding indebtedness. If we are unable to raise additional capital by accessing the debt and equity markets or our costs of raising additional capital were to materially increase, our business could experience a material adverse effect on our operating results or we could face difficulty in implementing our long-term strategy.

Future acts of terrorism or war, or regulatory changes to combat the risk of terrorism or war may cause significant disruptions in our operations.

Transportation assets such as our fleet of vehicles and other infrastructure and information technology systems remain a target for terrorist activities. Terrorist attacks, along with any government response to those attacks, may adversely affect our financial condition, results of operations or liquidity. Regulations adopted by federal, state or local governmental bodies, including the Office of Foreign Assets Control (OFAC), that impact the transportation industry, including checkpoints and travel restrictions on large trucks, could disrupt or impede the timing of our operations or cause us to incur increased expenses in order to continue meeting customer requirements. In addition, complying with these or future regulations could continue to increase our operating costs and reduce operating efficiencies. We maintain insurance coverages addressing these risks, and we have received U.S. Patriot Act protections for our security practices related to the rental of our assets. However, such insurance may be inadequate or become unavailable, premiums charged for some or all of the insurance could increase dramatically, regulations may change, or U.S. Patriot Act protections could be reduced. These changes could exacerbate the effects of an act of terrorism on our business, resulting in a significant business interruption, increased costs and liabilities and decreased revenues, or an adverse impact on results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
Our cybersecurity program is designed to protect the integrity of our information and the proper functioning and availability of the information systems that help operate our business. We utilize the National Institute of Standards and Technology’s Cybersecurity Framework (NIST CSF) to inform our cybersecurity program and maintain International Organization for Standardization 27001 (ISO 27001) certification. We have created and implemented processes that assess, identify, respond to and manage cybersecurity threats and incidents, and we oversee these processes to minimize the occurrence and impact of any unauthorized access, disruption or use of our information or that of our customers. We have a robust set of information security policies related to encryption of data, anti-virus, firewalls, multi-factor authentication, training of employees, as well as incident response capabilities designed to proactively identify risks and mitigate attacks and unauthorized access attempts to our systems, amongst other measures.
Our cybersecurity program is evaluated by both our management and board of directors. Our Chief Information Officer supervises our cybersecurity program, and our Chief Information Security Officer (CISO) manages its daily operation. Our CISO has over two decades of experience in the cybersecurity and risk management fields, including over 15 years of experience leading cybersecurity oversight, as well as various industry-recognized certifications, such as the Certified Information Systems Security Professional and Auditors certifications. The CISO provides quarterly reports to the audit committee of our board of directors, which is responsible for overseeing cybersecurity and information technology and notifying the board of directors of any significant risks or updates. These reports may include updates on our enterprise-wide cybersecurity strategy, policies, processes and standards, as well as potential cybersecurity or information technology risks and threats. Our cybersecurity program is also evaluated at least annually by external experts, and the results of those reviews are reported to our leadership team and the board of directors. Cybersecurity risk is also evaluated as an enterprise-wide risk via our enterprise risk management program, which is reviewed by our leadership team and the board of directors. All employees are required to complete semiannual cybersecurity trainings and have access to more frequent cybersecurity trainings through online simulations. We also require employees in certain roles to complete additional role-based, specialized cybersecurity trainings.
While we have experienced cybersecurity threats and breaches targeting our information technology systems and networks and those of our third-party providers, to date, these incidents have not had a material impact on our financial condition or results of operations. In the event of a cybersecurity incident, we assess whether such incident had a material impact, and in certain cases, such assessment is reviewed by our leadership team, including the Chief Executive Officer, outside legal advisors and other third-party advisors. Refer to Item 1A. Risk Factors for further information regarding risk related to cybersecurity attacks and other breaches of our systems and information technology.

ITEM 2. PROPERTIES
Our properties consist primarily of vehicle maintenance and repair facilities, warehouses and other real estate and improvements.
We maintain 634 FMS properties in the U.S., Puerto Rico and Canada; we own 454 of these and lease the remaining properties. Our FMS properties are primarily comprised of maintenance facilities generally including a shop for preventive maintenance and repairs, a service island for fueling, safety inspections and preliminary maintenance checks, used vehicle retail sales centers, and in many cases, a commercial rental vehicle counter.
Additionally, we manage 172 on-site maintenance facilities, located at customer locations.
We also maintain 292 locations in the U.S., Canada and Mexico in connection with our SCS business. Almost all of our SCS locations are leased and generally include a warehouse and administrative offices. Our Mexico locations may also include repair shops.
Additionally, we maintain 12 U.S. locations primarily used for Central Support Services. These facilities are generally administrative offices, of which we own three and lease the remaining locations.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Ryder Common Stock
Our common shares are listed on the New York Stock Exchange under the trading symbol “R.” As of January 31, 2024, there were 4,877 common stockholders of record.
Performance Graph
The following graph compares the performance of our common stock with the performance of the Standard & Poor’s MidCap 400 Index and the Dow Jones Transportation 20 Index for a five-year period by measuring the changes in common stock prices from December 31, 2018 to December 31, 2023.
The stock performance graph assumes for comparison that the value of our common stock and of each index was $100 on December 31, 2018, and that all dividends were reinvested. Past performance is not necessarily an indicator of future result

Purchases of Equity Securities
The following table provides information with respect to purchases we made of our common stock during the quarter ended December 31, 2023:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Aggregate Maximum Number of Shares That May Yet Be Purchased Under the Discretionary and Anti-Dilutive Programs (1)
October 1 through October 31, 2023	129,129	$100.33	92,342	3,907,658
November 1 through November 30, 2023	437,540	105.19	437,540	3,470,118
December 1 through December 31, 2023	277	108.66	—	3,470,118
Total	566,946	$104.08	529,882
______________________
(1)We currently maintain two share repurchase programs approved by our board of directors in October 2023. Refer to Note 15, “Share Repurchase Programs,” in the Notes to Consolidated Financial Statements for a discussion on our share repurchase programs. Share repurchases under both programs can be made from time to time using our working capital and a variety of methods, including open-market transactions and trading plans established pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The timing and actual number of shares repurchased are subject to market conditions, legal requirements and other factors, including balance sheet leverage, availability of quality acquisitions and stock price.
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with our consolidated financial statements and related notes contained in Part II, Item 8 of this Annual Report on Form 10-K. The following MD&A describes the principal factors affecting our results of operations, financial resources, liquidity, contractual cash obligations and critical accounting estimates.
Our results of operations and financial condition are influenced by a number of factors including: macroeconomic and other market conditions, including pricing and demand; used vehicle sales; customer contracting activity and retention; maintenance costs; residual value estimate changes; currency exchange rate fluctuations; customer preferences; inflation; fuel and energy prices; insurance costs; interest rates; labor costs; unemployment levels; tax rates; changes in accounting or regulatory requirements; and cybersecurity attacks. This MD&A includes certain forward-looking statements that are based on our current plans and expectations and are subject to risks, uncertainties and assumptions. We caution readers that certain important factors could cause actual results and events to differ significantly from those expressed. This MD&A should be read in conjunction with our discussion of cautionary statements and significant risks to the business under Part I, Item 1A. "Risk Factors” and "Special Note Regarding Forward-Looking Statements" sections included in this Annual Report.
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

OVERVIEW
General
Ryder is a leading logistics and transportation company. We report our financial performance based on three business segments: (1) Fleet Management Solutions (FMS), which provides full service leasing that includes our contractual maintenance offering, commercial rental and maintenance services of trucks, tractors and trailers to customers principally in the United States (U.S.) and Canada; (2) Supply Chain Solutions (SCS), which provides fully integrated port-to-door logistics solutions, including distribution management, dedicated transportation, transportation management, freight brokerage, e-commerce fulfillment, last-mile delivery, contract packaging, and contract manufacturing in North America; and (3) Dedicated Transportation Solutions (DTS), which provides turnkey transportation solutions in the U.S., including dedicated vehicles, professional drivers, management, and administrative support. Dedicated transportation services provided as part of an operationally integrated, multi-service supply chain solution to SCS customers are primarily reported in the SCS business segment.
In 2022, we announced our intention to exit our lower return FMS Europe (primarily United Kingdom (U.K.)) business. We completed the shutdown of operations as well as the sale of the remaining vehicles and properties in 2023, generating cash proceeds of $394 million and recording gains of $95 million from the beginning of 2022 through 2023. As a result of the shutdown, we reclassified $188 million ($183 million, net of tax) of cumulative currency translation adjustment charges from "Accumulated other comprehensive loss" in our Consolidated Balance Sheet into a one-time, non-cash charge in the second quarter of 2023 in our Consolidated Statements of Earnings. The currency translation adjustment loss had no impact on our consolidated financial position or cash flows. Refer to Note 16, "Accumulated Other Comprehensive Loss" for a discussion on the currency translation adjustment loss.
Further information on our business and business segments are presented in Part I, Item 1, "Business", and in Note 3, "Segment Reporting" of the Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in this Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
2023 HIGHLIGHTS COMPARED WITH 2022

•Diluted EPS from continuing operations of $8.73 in 2023, which includes a non-cash currency translation adjustment loss related to the FMS U.K. business exit of $3.93, versus $16.96 in prior year
•Comparable EPS (a non-GAAP measure) from continuing operations of $12.95 in 2023 versus $16.37 in prior year, reflecting weaker market conditions in used vehicle sales and rental, partially offset by strong DTS and SCS results
•Adjusted Return on Equity (ROE) (a non-GAAP measure) of 19% in 2023, compared to 29% in prior year
•Total revenue of $11.8 billion compared to $12.0 billion in 2022
•Operating revenue (a non-GAAP measure) of $9.5 billion, up 2%
•Full-year 2023 net cash provided by operating activities from continuing operations of $2.4 billion and free cash flow (a non-GAAP measure) of negative $54 million
Business Trends
During 2023, market conditions for our used vehicle sales and commercial rental continued to weaken. We continue to benefit, though, from favorable secular trends in logistics and transportation solutions including supply chain disruptions. These secular trends, along with successful management of initiatives to increase long-term returns, are driving operating revenue growth and benefiting earnings in our SCS and DTS business segments.
In our FMS North America business, used vehicle pricing declined from the historical highs in the prior year and rental utilization was 75% during 2023, as compared to a record 83% in the prior year. We anticipate that market conditions, including a slower freight environment will remain weak in the first half of 2024 for used vehicle sales and rental with gradual improvements expected in the second half of 2024. ChoiceLease vehicle fleet grew during 2023, and included the redeployment of units from our rental fleet into new ChoiceLease contracts in order to maintain optimal rental utilization and provide immediate availability to our lease customers. Our lease pricing initiatives are delivering improved portfolio returns and we expect to realize incremental earnings benefits as our remaining portfolio is renewed at higher returns. In addition, our maintenance cost savings initiatives continue to benefit earnings.
In our SCS business, strong outsourcing trends in warehousing and distribution continue. New contract wins, increased volumes, particularly in the automotive industry vertical, higher pricing and the acquisition of IFS Holdings, LLC, a holding company for Impact Fulfillment Services, LLC (IFS) drove operating revenue (a non-GAAP measure) growth in SCS in 2023. Pricing adjustments and cost recovery initiatives benefited earnings in both SCS and DTS. Profitability in SCS was negatively impacted by weaker volume trends and lost business in the omnichannel retail vertical. During 2023, DTS contract sales activity slowed, consistent with a softer freight environment. However, DTS profitability was at the high end of our target range for 2023. We expect DTS revenue in 2024 to significantly benefit from the acquisition of CLH Parent Corporation (Cardinal Logistics).
While we are experiencing positive momentum in our businesses, other unknown effects from extended higher fuel prices, inflationary cost pressures, labor interruptions, extended disruptions in vehicle and vehicle part production and the higher rising interest rate environment may negatively impact demand for our business, financial results, and significant judgments and estimates.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS SUMMARY

				Change
(Dollars in millions, except per share amounts)	2023	2022	2021	2023/2022	2022/2021
Total revenue	$11,783	$12,011	$9,663	(2)%	24%
Operating revenue (1)	9,497	9,280	7,828	2%	19%
Earnings from continuing operations before income taxes (EBT)	$618	$1,216	$693	(49)%	75%
Comparable EBT (1)	815	1,144	682	(29)%	68%
Earnings from continuing operations	406	863	522	(53)%	65%
Comparable earnings from continuing operations (1)	602	833	515	(28)%	62%
Comparable EBITDA (1)	2,665	2,722	2,433	(2)%	12%
Earnings per common share (EPS) — Diluted
Continuing operations	$8.73	$16.96	$9.70	(49)%	75%
Comparable (1)	12.95	16.37	9.58	(21)%	71%
Cash dividend per share	$2.66	$2.40	$2.28	11%	5%
Book value per share (2)	69.91	63.45	52.02	10%	22%
Total debt	7,114	6,352	6,580	12%	(3)%
Total shareholders’ equity	3,069	2,937	2,798	4%	5%
Debt to equity	232%	216%	235%
Adjusted return on equity (1)	19%	29%	21%
Net cash provided by operating activities from continuing operations	$2,353	$2,310	$2,175
Free cash flow (1)	(54)	921	1,057
Total capital expenditures (3)	3,279	2,652	2,012
____________________
(1)Non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.
(2)Book value per share is calculated using Total shareholders’ equity divided by common shares outstanding.
(3)Includes capital expenditures that have been accrued, but not yet paid.
In 2023, total revenue decreased 2% to $11.8 billion, reflecting lower fuel and subcontracted transportation costs passed through to customers, partially offset by higher operating revenue. Operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation) increased 2% to $9.5 billion, primarily reflecting SCS organic and acquisition revenue growth and DTS revenue growth partially offset by lower commercial rental revenue in FMS and the exit of the FMS U.K. business.
EBT and comparable EBT (a non-GAAP measure) decreased to $618 million and $815 million, respectively, from $1.2 billion and $1.1 billion, respectively, primarily due to lower gains on used vehicles sold and decreased commercial rental results in FMS, partially offset by higher earnings in DTS and SCS. EBT in 2023, also reflects a one-time, non-cash $188 million currency translation adjustment loss related to the FMS U.K. exit.

FULL YEAR CONSOLIDATED RESULTS
Lease & Related Maintenance and Rental

				Change
(Dollars in millions)	2023	2022	2021	2023/2022	2022/2021
Lease & related maintenance and rental revenue	$3,937	$4,174	$3,995	(6)%	4%
Cost of lease & related maintenance and rental	2,684	2,774	2,884	(3)%	(4)%
Gross margin	$1,253	$1,400	$1,111	(11)%	26%
Gross margin %	32%	34%	28%
Lease & related maintenance and rental revenue represent revenue from our ChoiceLease and commercial rental product offerings within our FMS business segment. Revenue decreased 6% in 2023, reflecting lower commercial rental demand and a 3% negative impact from the exit of the FMS U.K. business.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cost of lease & related maintenance and rental represents the direct costs related to Lease & related maintenance and rental revenue and are comprised of depreciation of revenue earning equipment, maintenance costs (primarily repair parts and labor), and other costs such as licenses, insurance and operating taxes. Cost of lease & related maintenance and rental excludes interest costs from vehicle financing, which are reported within "Interest expense" in our Consolidated Statements of Earnings. Cost of lease & related maintenance and rental decreased 3% in 2023 primarily reflecting the exit of the FMS U.K. business and lower operating costs on a 4% smaller average commercial rental fleet.
Lease & related maintenance and rental gross margin decreased due to lower commercial rental demand. Lease & related maintenance and rental gross margin as a percentage of revenue decreased to 32% primarily due to lower commercial rental demand and utilization.
Services

				Change
(Dollars in millions)	2023	2022	2021	2023/2022	2022/2021
Services revenue	$7,297	$7,118	$5,181	3%	37%
Cost of services	6,266	6,153	4,503	2%	37%
Gross margin	$1,031	$965	$678	7%	42%
Gross margin %	14%	14%	13%
Services revenue represents all the revenues associated with our SCS and DTS business segments, including subcontracted transportation and fuel, as well as SelectCare and fleet support services associated with our FMS business segment. Services revenue increased 3% in 2023, due to SCS and DTS increased pricing, new business and higher volumes, as well as higher pricing in SelectCare, partially offset by lower subcontracted transportation and fuel costs passed through to customers. The acquisition of IFS in the fourth quarter of 2023 and businesses acquired within the SCS segment in the second half of 2022, also contributed to revenue growth.
Cost of services represents the direct costs related to services revenue and is primarily comprised of salaries and employee-related costs, subcontracted transportation (purchased transportation from third parties), fuel, vehicle liability costs and maintenance costs. Cost of services increased 2% in 2023, primarily reflecting higher revenue, partially offset by lower subcontracted transportation and fuel costs.
Services gross margin increased in 2023, due to higher pricing in SCS and DTS.
Fuel Services

				Change
(Dollars in millions)	2023	2022	2021	2023/2022	2022/2021
Fuel services revenue	$549	$719	$487	(24)%	48%
Cost of fuel services	534	694	474	(23)%	46%
Gross margin	$15	$25	$13	(40)%	92%
Gross margin %	3%	3%	3%
Fuel services revenue represents fuel services provided to our FMS customers. Fuel services revenue decreased 24% in 2023, primarily reflecting lower fuel prices passed through to customers and to a much lesser extent fewer gallons sold.
Cost of fuel services includes the direct costs associated with providing our customers with fuel. These costs include fuel, salaries and employee-related costs of fuel island attendants and depreciation of our fueling facilities and equipment. Cost of fuel services decreased 23% in 2023 as a result of lower fuel prices and fewer gallons sold.
Fuel services gross margin decreased to $15 million and gross margin as a percentage of revenue remained unchanged at 3% in 2023. Fuel is largely a pass-through to customers for which we realize minimal changes in margin during periods of steady market fuel prices. However, fuel services margin is impacted by sudden increases or decreases in market fuel prices during a short period of time, as customer pricing for fuel is established based on current market fuel costs. Fuel services gross margin was not significantly impacted by these price change dynamics in 2023.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Selling, General and Administrative Expenses

				Change
(Dollars in millions)	2023	2022	2021	2023/2022	2022/2021
Selling, general and administrative expenses (SG&A)	$1,421	$1,415	$1,187	—%	19%
Percentage of total revenue	12%	12%	12%
SG&A expenses remained at $1.4 billion and SG&A expenses as a percentage of total revenue remained at 12% in 2023, as strategic investments in information technology were offset by lower bad debt expense.
Non-Operating Pension Costs, net

				Change
(Dollars in millions)	2023	2022	2021	2023/2022	2022/2021
Non-operating pension costs, net	$40	$11	$(1)	NM	NM
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
Used Vehicle Sales, net

				Change
(Dollars in millions)	2023	2022	2021	2023/2022	2022/2021
Used vehicle sales, net	$(196)	$(450)	$(257)	(56)%	75%
Used vehicle sales, net includes gains or losses from sales of used vehicles, selling costs associated with used vehicles and write-downs of vehicles held for sale to fair market value (referred to as "valuation adjustments"). The decrease in used vehicle sales in 2023 was due to lower proceeds per unit of sales of used vehicles partially offset by higher volumes compared to the prior year. Used vehicle sales, net in 2022, includes $49 million gains associated with the exit of the FMS U.K. business.
Average proceeds per unit decreased in 2023 from the prior year. The following table presents the average used vehicle proceeds per unit changes, using constant currency, compared with the prior year:

	2023/2022	2022/2021
Tractors	(37)%	43%
Trucks	(28)%	51%
Interest Expense

				Change
(Dollars in millions)	2023	2022	2021	2023/2022	2022/2021
Interest expense	$296	$228	$214	30%	7%
Effective interest rate	4.4%	3.5%	3.2%
Interest expense increased 30% in 2023, primarily reflecting lower fixed-rate interest maturing debt being replaced with new issuances at higher market interest rates to fund increased capital spending in FMS, as well as higher short-term variable interest rates.
Miscellaneous Income, net

				Change
(Dollars in millions)	2023	2022	2021	2023/2022	2022/2021
Miscellaneous income, net	$(47)	$(32)	$(66)	47%	(52)%
Miscellaneous income, net consists of investment income on securities used to fund certain benefit plans, interest income, gains on sales of operating property, foreign currency transaction remeasurement and other non-operating items. Miscellaneous

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
income, net was $47 million in 2023 as compared to $32 million in the prior year, primarily due to higher investment income on securities used to fund certain benefit plans partially offset by higher gains on sales of U.K. properties in the prior year.
Currency Translation Adjustment Loss

				Change
(Dollars in millions)	2023	2022	2021	2023/2022	2022/2021
Currency translation adjustment loss	$188	$—	$—	NM	NM
Refer to Note 16, "Accumulated Other Comprehensive Loss" for a discussion on the currency translation adjustment loss.
Restructuring and Other Items, net

				Change
(Dollars in millions)	2023	2022	2021	2023/2022	2022/2021
Restructuring and other items, net	$(21)	$2	$32	NM	NM
Refer to Note 20, “Other Items Impacting Comparability” in the Notes to Consolidated Financial Statements for a discussion of restructuring charges and other items.
Provision for Income Taxes

				Change
(Dollars in millions)	2023	2022	2021	2023/2022	2022/2021
Provision for income taxes	$212	$353	$171	(40)%	106%
Effective tax rate on continuing operations	34.3%	29.1%	24.7%
Comparable tax rate on continuing operations (1)	26.1%	27.2%	24.5%
_______________
(1) Non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.
Provision for income taxes decreased to $212 million in 2023 due to lower earnings partially offset by a higher effective tax rate. Our effective tax rate from continuing operations was 34.3% as compared to 29.1% in the prior year. The increase in the effective rate was due to a one-time, nondeductible cumulative currency translation adjustment loss related to the completion of the exit of the FMS U.K. business in 2023. Our comparable tax rate on continuing operations was 26.1% as compared to 27.2% in the prior year. Refer to our discussion of changes in our provision for income taxes and effective tax rate from continuing operations in Note 11, “Income Taxes” in the Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FULL YEAR OPERATING RESULTS BY BUSINESS SEGMENT

				Change
(Dollars in millions)	2023	2022	2021	2023/2022	2022/2021
Revenue:
Fleet Management Solutions	$5,930	$6,327	$5,680	(6)%	11%
Supply Chain Solutions	4,875	4,720	3,155	3%	50%
Dedicated Transportation Solutions	1,785	1,786	1,457	—%	23%
Eliminations	(807)	(822)	(629)	2%	(31)%
Total	$11,783	$12,011	$9,663	(2)%	24%

Operating Revenue: (1)
Fleet Management Solutions	$5,053	$5,213	$4,941	(3)%	6%
Supply Chain Solutions	3,625	3,254	2,211	11%	47%
Dedicated Transportation Solutions	1,298	1,239	1,055	5%	17%
Eliminations	(479)	(426)	(379)	(12)%	(12)%
Total	$9,497	$9,280	$7,828	2%	19%

Earnings from continuing operations before income taxes:
Fleet Management Solutions	$665	$1,057	$665	(37)%	59%
Supply Chain Solutions	231	218	123	6%	77%
Dedicated Transportation Solutions	121	103	49	18%	110%
Eliminations	(95)	(114)	(78)	17%	(46)%
	922	1,264	759	(27)%	(67)%
Unallocated Central Support Services	(72)	(83)	(69)	(13)%	(20)%
Intangible amortization expense (2)	(35)	(37)	(8)	4%	(363)%
Non-operating pension costs, net (3)	(40)	(11)	1	NM	NM
Other items impacting comparability, net (4)	(157)	83	10	NM	NM
Earnings from continuing operations before income taxes	$618	$1,216	$693	(49)%	75%
  ______________________
(1)Non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.
(2)Refer to Note 9, "Intangible Assets, Net," for a discussion on this item.
(3)Refer to Note 19, "Employee Benefit Plans," for a discussion on this item.
(4)Refer to Note 20, "Other Items Impacting Comparability," and below for a discussion of items excluded from our primary measure of segment performance.
As part of management’s evaluation of segment operating performance, we define the primary measurement of our segment financial performance as "Earnings from continuing operations before income taxes" (EBT), which includes an allocation of costs from Central Support Services (CSS) and excludes Non-operating pension costs, net, intangible amortization expense, and certain other items as discussed in Note 20, “Other Items Impacting Comparability,” in the Notes to Consolidated Financial Statements. CSS represents those costs incurred to support all business segments, including finance and procurement, corporate services, human resources, information technology, public affairs, legal, marketing and corporate communications.
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
Our FMS segment leases revenue earning equipment and provides rental vehicles, fuel, maintenance and other ancillary services to the SCS and DTS segments. Inter-segment EBT allocated to SCS and DTS includes earnings related to equipment used in providing services to SCS and DTS customers. EBT related to inter-segment equipment and services billed to SCS and

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
DTS customers (equipment contribution) are included in both FMS and the segment that served the customer and then eliminated upon consolidation (presented as “Eliminations”).
The following table sets forth the benefit from equipment contribution included in EBT for our SCS and DTS business segments:

				Change
(Dollars in millions)	2023	2022	2021	2023/2022	2022/2021
Equipment Contribution:
Supply Chain Solutions	$43	$46	$33	(7)%	39%
Dedicated Transportation Solutions	52	68	45	(24)%	51%
Total	$95	$114	$78	(17)%	46%
In 2023, the decrease in DTS and SCS equipment contribution was related to lower gains on sales of used vehicles. The decrease in DTS was also due to lower fuel prices passed through to customers.

Fleet Management Solutions

				Change
(Dollars in millions)	2023	2022	2021	2023/2022	2022/2021
ChoiceLease	$3,181	$3,101	$3,064	3%	1%
Commercial rental (1)	1,178	1,338	1,077	(12)%	24%
SelectCare and other	694	624	538	11%	16%
FMS Europe (2)	—	150	262	(100)%	(43)%
Fuel services revenue	877	1,114	739	(21)%	51%
FMS total revenue	$5,930	$6,327	$5,680	(6)%	11%

FMS operating revenue (3)	$5,053	$5,213	$4,941	(3)%	6%

FMS EBT	$665	$1,057	$665	(37)%	59%
FMS EBT as a % of FMS total revenue	11.2%	16.7%	11.7%	(550) bps	500 bps
FMS EBT as a % of FMS operating revenue (3)	13.2%	20.3%	13.5%	(710) bps	680 bps
_______________
(1)For the years ended December 31, 2023, 2022, and 2021 rental revenue from lease customers in place of a lease vehicle represented 34%, 33%, and 30% of commercial rental revenue, respectively.
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

FMS total revenue decreased 6% to $5.9 billion in 2023 primarily due to lower fuel costs passed through to customers and lower operating revenue (a non-GAAP measure excluding fuel services revenue). FMS operating revenue decreased 3% to $5.1 billion in 2023 reflecting lower rental demand and the exit of the U.K. business, partially offset by higher ChoiceLease and SelectCare revenue.
FMS EBT decreased 37% in 2023, reflecting lower gains on used vehicle sales and lower commercial rental results. Lower gains on used vehicles sold reflect a 28% and 37% decrease in used truck and tractor pricing, respectively, partially offset by higher volumes. Used vehicle inventory levels increased to 8,000 vehicles, but remains within the target range of 7,000 - 9,000 vehicles. Rental power fleet utilization decreased to 75% from a record 83% in 2022. The average power fleet was 4% smaller in 2023.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our North America fleet of owned and leased revenue earning equipment and SelectCare vehicles, including vehicles under on-demand maintenance, is summarized as follows (rounded to the nearest hundred):

				Change
	2023	2022	2021	2023/2022	2022/2021
End of period vehicle count
By type:
Trucks (1)	75,600	72,100	68,900	5%	5%
Tractors (2)	69,000	69,300	68,700	—%	1%
Trailers and other (3)	40,800	41,200	38,700	(1)%	6%
Total	185,400	182,600	176,300	2%	4%

By product line:
ChoiceLease	138,900	134,600	133,300	3%	1%
Commercial rental	36,400	41,800	38,700	(13)%	8%
Service vehicles and other	2,100	2,100	2,000	—%	5%
	177,400	178,500	174,000	(1)%	3%
Held for sale	8,000	4,100	2,300	95%	78%
Total	185,400	182,600	176,300	2%	4%
Memo: U.K. Vehicle Count	—	1,000	13,000	(100)%	(92)%

Customer vehicles under SelectCare contracts (4)	51,600	54,600	53,400	(5)%	2%

Average vehicle count
By product line:
ChoiceLease	137,800	134,000	135,200	3%	(1)%
Commercial rental	39,300	40,800	35,700	(4)%	14%
Service vehicles and other	2,000	2,000	2,000	—%	—%
	179,100	176,800	172,900	1%	2%
Held for sale	6,500	3,400	4,500	91%	(24)%
Total	185,600	180,200	177,400	3%	2%

Customer vehicles under SelectCare contracts (4)	52,700	54,800	51,800	(4)%	6%
Customer vehicles under SelectCare on-demand (5)	10,600	15,400	15,700	(31)%	(2)%
Total vehicles serviced	248,900	250,400	244,900	(1)%	2%
_______________
(1)Generally comprised of Class 1 through Class 7 type vehicles with a Gross Vehicle Weight (GVW) up to 33,000 pounds.
(2)Generally comprised of over the road on highway tractors and are primarily comprised of Class 8 type vehicles with a GVW over 33,000 pounds.
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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table provides information on our North America active ChoiceLease fleet (number of units rounded to nearest hundred) and our commercial rental power fleet (excludes trailers):

				Change
	2023	2022	2021	2023/2022	2022/2021
Active ChoiceLease fleet
End of period vehicle count (1)	129,800	128,400	128,900	1%	—%
Full year average vehicle count (1)	129,800	128,700	129,900	1%	(1)%
Commercial rental statistics
Commercial rental utilization - power fleet (2)	75%	83%	80%	(800) bps	300 bps
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

Supply Chain Solutions
In 2023, we introduced the omnichannel retail industry vertical to provide better visibility to the revenue mix following recent acquisitions and organic growth. This new vertical includes retail, e-commerce, last mile services, and technology.

				Change
(Dollars in millions)	2023	2022	2021	2023/2022	2022/2021
Omnichannel retail	$1,207	$1,215	$627	(1)%	94%
Automotive	1,061	870	693	22%	26%
Consumer packaged goods	926	806	629	15%	28%
Industrial and other	431	363	262	19%	39%
Subcontracted transportation and fuel	1,250	1,466	944	(15)%	55%
SCS total revenue	$4,875	$4,720	$3,155	3%	50%

SCS operating revenue (1)	$3,625	$3,254	$2,211	11%	47%

SCS EBT	$231	$218	$123	6%	77%
SCS EBT as a % of SCS total revenue	4.7%	4.6%	3.9%	10 bps	70 bps
SCS EBT as a % of SCS operating revenue (1)	6.4%	6.7%	5.6%	(30) bps	110 bps

End of period vehicle count:
Power vehicles	4,200	4,200	3,700	—%	14%
Trailers	9,600	8,900	7,000	8%	27%
Total	13,800	13,100	10,700	5%	22%
_______________
(1)Non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table summarizes the components of the change in revenue on a percentage basis versus the prior years:

	2023		2022		2021
	Total	Operating (1)	Total	Operating (1)	Total	Operating (1)
Organic, including price and volume	2%	9%	25%	22%	22%	17%
Acquisition	1	2	23	25	1	1
Fuel	—	—	2	—	1	—
Net change	3%	11%	50%	47%	24%	18%
_______________
(1)Non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.

SCS total revenue increased 3% primarily as a result of higher operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation) offset by lower subcontracted transportation passed through to our customers. SCS operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation revenues) increased 11% driven by organic growth from new business, higher volumes and increased pricing, as well as the acquisition of IFS, and favorable year-over-year comparisons from businesses acquired in the second half of 2022.

SCS EBT increased 6% in 2023 primarily due to higher operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation), partially offset by lower volumes in the omnichannel retail vertical.

Dedicated Transportation Solutions

				Change
(Dollars in millions)	2023	2022	2021	2023/2022	2022/2021
DTS total revenue	$1,785	$1,786	$1,457	—%	23%

DTS operating revenue (1)	$1,298	$1,239	$1,055	5%	17%

DTS EBT	$121	$103	$49	18%	110%
DTS EBT as a % of DTS total revenue	6.8%	5.8%	3.4%	100 bps	240 bps
DTS EBT as a % of DTS operating revenue (1)	9.3%	8.3%	4.6%	100 bps	370 bps

End of period vehicle count:
Power vehicles	5,200	5,400	5,300	(4)%	2%
Trailers	5,700	6,000	6,000	(5)%	—%
Total	10,900	11,400	11,300	(4)%	1%
_______________
(1)Non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.

DTS total revenue was flat in 2023 primarily due to higher operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation revenues) offset by lower fuel costs and subcontracted transportation passed through to customers. DTS operating revenue increased 5% in 2023 due to inflationary cost recovery and higher volumes.
DTS EBT increased 18% in 2023 primarily due to inflationary cost recovery.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Central Support Services

				Change
(Dollars in millions)	2023	2022	2021	2023/2022	2022/2021
Total CSS	$419	$419	$369	—%	14%
Allocation of CSS to business segments	(347)	(336)	(300)	3%	12%
Unallocated CSS	$72	$83	$69	(13)%	20%

Total CSS costs remained at $419 million in 2023 as strategic investments in information technology and marketing were offset by lower incentive-based compensation costs and the gain from the sale of our corporate headquarters building.
Unallocated CSS costs decreased by $11 million in 2023 primarily reflecting lower incentive-based compensation costs and the gain from the sale of our corporate headquarters building.

FINANCIAL RESOURCES AND LIQUIDITY
Cash Flows
The following is a summary of our cash flows from continuing operations:

	Years ended December 31,
(In millions)	2023	2022	2021
Net cash provided by (used in):
Operating activities	$2,353	$2,310	$2,175
Investing activities	(2,663)	(1,850)	(1,450)
Financing activities	256	(861)	(204)
Effect of exchange rate changes on cash	(9)	(4)	(1)
Net change in cash, cash equivalents, and restricted cash	$(63)	$(405)	$520

	Years ended December 31,
(In millions)	2023	2022	2021
Net cash provided by operating activities from continuing operations
Earnings from continuing operations	$406	$863	$522
Non-cash and other, net	2,088	1,903	1,824
Currency translation adjustment loss	188	—	—
Collections on sales-type leases	126	135	139
Changes in operating assets and liabilities	(455)	(591)	(310)
Net cash provided by operating activities from continuing operations	$2,353	$2,310	$2,175

Net cash provided by operating activities from continuing operations was unchanged at $2.4 billion in 2023. The decrease in working capital needs was primarily due to reduced collection of our receivables and higher operating lease payments, reflecting additional properties from our recent acquisitions, partially offset by an increase in accounts payable due to the timing of payments. Net cash used in investing activities from continuing operations increased to $2.7 billion in 2023 compared with $1.9 billion in 2022, primarily due to an increase in capital expenditures and prior year proceeds of approximately $400 million from the exit of the FMS U.K business. Net cash provided by (used in) financing activities from continuing operations increased to $256 million of cash inflows in 2023 compared to $861 million of cash outflows in 2022, primarily due to higher borrowings.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table shows the components of our free cash flow:

	Years ended December 31,
(In millions)	2023	2022	2021
Net cash provided by operating activities from continuing operations	$2,353	$2,310	$2,175
Sales of revenue earning equipment (1)	764	1,182	748
Sales of operating property and equipment (1)	63	53	74
Other (1)	—	7	1
Total cash generated (2)	3,180	3,552	2,998
Purchases of property and revenue earning equipment (1)	(3,234)	(2,631)	(1,941)
Free cash flow (2)	$(54)	$921	$1,057
_______________
(1)Includes cash inflows from other investing activities.
(2)Non-GAAP financial measures. Reconciliations of net cash provided by operating activities to total cash generated and to free cash flow are set forth in this table. Refer to the “Non-GAAP Financial Measures” section of this MD&A for the reasons why management believes these measures are important to investors.

Free cash flow (a non-GAAP measure) decreased to negative $54 million in 2023 from $921 million in 2022, primarily reflecting an increase in capital expenditures and prior year proceeds of approximately $400 million from exit of the FMS U.K. business.

Net cash provided by operating activities from continuing operations to remain at approximately $2.4 billion in 2024. We expect free cash flow (a non-GAAP measure) to decrease to approximately negative $325 million reflecting an increase in capital expenditures due to higher investments in the ChoiceLease and commercial rental fleet.

Purchase Obligations
The majority of our purchase obligations are pay-as-you-go transactions made in the ordinary course of business. Purchase obligations include agreements to purchase goods or services that are legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed minimum or variable price provisions; and the approximate timing of the transaction. Any amounts for which we are liable under purchase orders for goods and services received are reflected in the Consolidated Balance Sheets as “Accounts payable” and “Accrued expenses and other current liabilities.” In addition, we reflect obligations with settlements that are greater than twelve months from the balance sheet date, as "Other non-current liabilities", including operating lease liabilities. The most significant purchase obligations relate to the purchase of revenue earning equipment.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a summary of capital expenditures:

(In millions)	2023	2022	2021
Revenue earning equipment:
ChoiceLease	$2,562	$1,824	$1,194
Commercial rental	438	541	651
	3,000	2,365	1,845
Operating property and equipment	279	287	167
Gross capital expenditures (1)	3,279	2,652	2,012
Changes in accounts payable related to purchases of property and revenue earning equipment	(45)	(21)	(71)
Cash paid for purchases of property and revenue earning equipment	$3,234	$2,631	$1,941
_______________
(1)Excludes $26 million, $12 million and $15 million in 2023, 2022 and 2021, respectively, in assets held under finance leases resulting from new or the extension of existing finance leases and other additions.

Gross capital expenditures increased to $3.3 billion in 2023 reflecting higher investments in the lease fleet and timing of OEM deliveries partially offset by lower investments in commercial rental. In 2022, gross capital expenditures primarily reflected higher planned investments in the ChoiceLease fleet, in the SCS business and technology. In 2021, our OEMs faced new vehicle production challenges due to supply chain disruptions resulting in a significant increase in new vehicle delivery lead times. As a result, a significant amount of new vehicle orders placed in 2021 were delayed for delivery until 2022 and 2023. We expect capital expenditures to remain at $3.3 billion in 2024, as higher planned investments to grow the ChoiceLease and commercial rental fleet will be offset by lower vehicle replacements.

On February 1, 2024, we acquired all the outstanding equity of CLH Parent Corporation ("Cardinal Logistics") for a purchase price of $290 million. Cardinal Logistics is a leading customized dedicated contract carrier in North America, providing dedicated fleets and professional drivers, as well as complementary freight brokerage services, last-mile delivery and contract logistics services. Cardinal Logistics primarily serves the consumer packaged goods, omnichannel retail, automotive, and industrial verticals. This acquisition increases our scale and network density and further advances our strategy to accelerate growth in dedicated. The transaction is expected to add approximately $1 billion in annualized total revenue.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cash and equivalents totaled $204 million as of December 31, 2023. As of December 31, 2023, approximately $141 million was held outside the U.S. and is available to fund operations and other growth of non-U.S. subsidiaries. We have historically asserted our intent to permanently reinvest foreign earnings outside of the U.S. In 2021, we reevaluated our historic assertion with respect to our U.K. and Germany operations and concluded that we no longer consider these earnings to be indefinitely reinvested. Federal, state and foreign income taxes, withholding taxes and the tax impact of foreign currency exchange gains or losses were considered on the remaining U.K. and Germany undistributed earnings as of December 31, 2023, and there was no impact to deferred taxes. During 2023, we repatriated $78 million of foreign earnings from the U.K. We intend to continue to permanently reinvest the earnings of our remaining foreign subsidiaries indefinitely.
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
In February 2023, we issued an aggregate principal amount of $500 million unsecured medium-term notes maturing on March 1, 2028, and bearing interest at a rate of 5.65% per year. In May 2023, we issued an aggregate principal amount of $650 million unsecured medium-term notes maturing on June 1, 2028, and bearing interest at a rate of 5.25% per year. In November 2023, we issued two unsecured medium-term notes for aggregate principal amounts of $600 million and $400 million, maturing on December 1, 2033, and December 1, 2028, respectively, and bearing interest at a rate of 6.60% and 6.30% per year, respectively.
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
Our debt ratings and rating outlooks as of December 31, 2023 were as follows:

Rating Summary
	Short-term	Short-term Outlook	Long-term	Long-term Outlook
Standard & Poor’s Ratings Services	A2	—	BBB+	Stable
Moody’s Investors Service	P2	Stable	Baa2	Stable
Fitch Ratings	F2	—	BBB+	Positive

As of December 31, 2023, we had the following amounts available to fund operations under the following facilities:

(In millions)
Global revolving credit facility	$828
Trade receivables financing program	$167

In accordance with our funding philosophy, we generally attempt to align the aggregate average remaining re-pricing life of our debt with the aggregate average remaining re-pricing life of our vehicle assets. We utilize both fixed-rate and variable-rate debt to achieve this alignment and generally target a mix of 20% - 40% variable-rate debt as a percentage of total debt outstanding. The variable-rate portion of our total debt (including notional value of swap agreements) was 16% and 19% as of December 31, 2023 and 2022, respectively. The decrease in the percentage of variable-rate debt was primarily attributable to an increase in fixed-rate debt used to fund vehicle purchases and the IFS acquisition.
Our debt to equity ratios were 232% and 216% as of December 31, 2023 and 2022, respectively. The debt to equity ratio represents total debt divided by total equity. The increase in the debt to equity ratio primarily reflects higher debt balances.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Pension Information
Refer to Note 19, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements for background and further information regarding our company-sponsored defined benefit retirement plans.
In September 2023, we executed a bulk annuity contract with a U.K. insurance company to fully settle our $250 million U.K. pension benefit obligation. This transaction secured all future pension benefits to the pension plan members. We are targeting a pension plan termination in 18-24 months. At that time, the pension plan will distribute individual annuities to each pension plan member and the U.K. insurance company will assume all administrative and financial responsibilities of the pension plan. This bulk annuity transaction will have no impact to our financial position or statement of earnings until we terminate the U.K. pension plan.
During 2023, total pension contributions were $21 million, compared with $23 million in 2022. We estimate total 2024 required contributions to our pension plans to be approximately $4 million and we do not expect to make voluntary contributions. The present value of estimated global pension contributions that would be required over the next 5 years totals approximately $59 million (pre-tax). Changes in interest rates and the market value of the securities held by the plans could materially change, positively or negatively, the funded status of the plans and affect the level of pension expense and required contributions in future years. The ultimate amount of contributions is also dependent upon the requirements of applicable laws and regulations.
Due to the underfunded status of our defined benefit plans, we had an accumulated net pension equity charge (after-tax) of $637 million and $566 million as of December 31, 2023 and 2022, respectively. The funded status of our defined benefit pension plans decreased to 88% in 2023 from 94% in 2022, primarily reflecting a decrease in discount rates used to value our obligations at year-end 2023.
We expect 2024 defined benefit pension expense to remain at approximately $41 million. See the “Critical Accounting Estimates — Pension Plans” section for further discussion on pension accounting estimates.

Income Tax Cash Obligations
During 2023, total income taxes paid were $96 million. In the future, our income tax cash obligations may increase. Taxable income and cash taxes payable may be impacted by a variety of factors, including (i) the amount of book income generated in each jurisdiction, (ii) total capital expenditures, (iii) the reversal of our deferred tax liability, (iv) remaining net operating losses, (v) the availability of U.S. federal bonus depreciation, and (vi) the impact of any changes in U.S., state and foreign income tax laws. While it is likely that our income tax cash obligations may increase at some point in the future, we cannot reasonably estimate the timing or impact of these factors.

Share Repurchase Programs and Cash Dividends
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
Cash dividend payments to shareholders of common stock were $128 million in 2023 and $123 million in 2022. In 2023 and 2022, our annualized dividend was $2.66 and $2.40 per share of common stock, respectively. During 2023, we increased our annualized dividend rate 15% to $2.84 per share of common stock.
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
Residual Value Estimates and Depreciation. At the time we acquire a vehicle, we estimate the vehicle's useful life and its estimated residual value at the end of its useful life. These estimates determine the depreciation that will be recognized evenly (straight-line) over the vehicle’s useful life and are intended to minimize losses or to record the best estimate of fair value at the end of a vehicle's useful life. At the end of its useful life or termination of the lease, the equipment is either sold to a third party or purchased by the lessee, in which case we may record a gain or loss for the difference between the estimated residual value and the sale price.
We periodically review and adjust, as appropriate, the estimated residual values and useful lives of existing revenue earning equipment for the purposes of recording depreciation expense as described in Note 6, “Revenue Earning Equipment, Net" in the Notes to Consolidated Financial Statements. Based on the results of our analysis, we may adjust the estimated residual values and useful lives of certain classes of our revenue earning equipment each year. Reductions in estimated residual values or useful lives will increase depreciation expense over the remaining useful life of the vehicle. Conversely, an increase in estimated residual values or useful lives will decrease depreciation expense over the remaining useful life of the vehicle. Our review of the estimated residual values and useful lives of revenue earning equipment is based on vehicle class, (i.e., generally subcategories of trucks, tractors and trailers by weight and usage), historical and current market prices, third-party expected future market prices, expected lives of vehicles, and expected sales in the wholesale or retail markets, among other factors. In 2023 and 2022, we did not adjust the estimated residual values and useful lives of existing revenue earning equipment. In 2021, we adjusted our residual value estimates for certain tractors and useful lives of certain classes of our revenue earning equipment, which impacted approximately 15% of our total fleet. The increase in depreciation expense in 2021 as a result of residual value estimate changes was not material to our results of operations.
Depreciation Sensitivity
Based on our fleet of revenue earning equipment as of December 31, 2023, a hypothetical 10% reduction in estimated residual values would increase depreciation expense over the remaining life of our fleet by approximately $340 million. The current residual value estimates of our total fleet are at historically low levels. Our estimates reflect anticipated market conditions and are intended to reduce the probability of losses or need for additional depreciation during a potential cyclical downturn.
While we believe that the carrying values and estimated sales proceeds for revenue earning equipment are reasonable, we cannot guarantee that if economic conditions deteriorate or future sales proceeds are adversely impacted, we will not realize losses on sales or be required to further reduce our residual value estimates. A variety of factors, many of which are outside of our control, could cause residual value estimates to differ from actual used vehicle sales pricing, such as changes in supply and demand of used vehicles; volatility in market conditions; changes in vehicle technology; competitor pricing; regulatory requirements; wholesale market prices; customer requirements and preferences; and changes in underlying assumption factors. As a result, future residual value estimates and resulting depreciation expense are subject to change based upon changes in these factors.

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

We recognize maintenance revenue using an input method, consistent with the estimated pattern of the costs to maintain the underlying vehicles. This generally results in the recognition of a contract liability for the portion of the customer's billings allocated to the maintenance service component of the agreement. The non-lease revenue from maintenance services related to our ChoiceLease product is recognized in "Lease & related maintenance and rental revenue" in the Consolidated Statements of Earnings. We recognized $963 million in 2023, and $1.0 billion in both 2022 and 2021.

The stand-alone price for both the lease and non-lease components could vary in the future based on both external market conditions and our pricing strategies as a result of the market conditions.

Pension Plans. We apply actuarial methods to determine the annual net periodic pension expense and pension plan liabilities on an annual basis, or on an interim basis if there is an event, such as a curtailment, requiring remeasurement. Each December, we review actual experience compared with the assumptions used and make adjustments to our assumptions, if warranted. In determining our annual estimate of periodic pension cost, we are required to make an evaluation of critical factors such as discount rate, expected long-term rate of return on assets, retirement rate and mortality. Discount rates are based upon a duration analysis of expected benefit payments and the equivalent average yield for high quality corporate fixed income investments as of our annual measurement date at December 31. In order to estimate the discount rate relevant to our plan, we use models that match projected benefits payments of our primary U.S. plan to interest payments and maturities from a hypothetical portfolio of high quality corporate bonds. Long-term rate of return assumptions are based on a review of our asset allocation strategy and long-term expected asset returns. Investment management and other fees paid using plan assets are factored into the determination of asset return assumptions.

Assumptions as to mortality of the participants in our pension plan is a key estimate in measuring the expected payments participants may receive over their lifetime, and therefore the amount of expense we will recognize. We update our mortality assumptions as deemed necessary by taking into consideration relevant actuarial studies as they become available as well as reassessing our own historical experience. Disclosure of the significant assumptions used in arriving at the 2023 net pension expense is presented in Note 19, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements.

As part of our strategy to manage future pension costs and net funded status volatility, we regularly assess our pension investment strategy. Our U.S. pension investment policy and strategy seek to reduce the effects of future volatility on the fair value of our pension assets relative to our pension liabilities by achieving attractive risk-adjusted returns that will balance the liquidity requirements of the plans’ liabilities while striving to minimize the risk of significant funded status deterioration. As the funded status of each plan improves, we (1) gradually increase the liability hedging portfolio, which consists of high quality, longer-term fixed income securities and (2) reduce our allocation of equity investments. The composition of our U.S. pension assets was 21% equity securities and alternative assets, 78% debt securities and 1% cash as of December 31, 2023. In 2024, our long-term expected rate of return assumption (net of fees) for our primary U.S. plan will remain at 5.40%.

Accounting guidance applicable to pension plans does not require immediate recognition of the effects of a deviation between these assumptions and actual experience or the revision of an estimate. This approach allows the favorable and unfavorable effects that fall within an acceptable range to be netted and included in “Accumulated other comprehensive loss.” We had a pre-tax accumulated actuarial loss of $830 million and $759 million as of December 31, 2023 and 2022, respectively. To the extent the amount of cumulative actuarial gains and losses exceed 10% of the greater of the benefit obligation or plan assets, the excess amount is primarily amortized over the average remaining life expectancy of participants. As of December 31, 2023, the amount of the actuarial loss subject to amortization in 2024 and future years is $644 million. In 2024, we expect to amortize $31 million of net actuarial loss as a component of pension expense. The effect on years beyond 2024 will depend substantially upon the actual experience of our plans in future years.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
A sensitivity analysis of 2024 net pension expense to changes in key underlying assumptions for our primary plan, the U.S. pension plan, is presented below:

	Assumed Rate	Change	Impact on 2024 Net Pension Expense	Effect on December 31, 2023 Projected Benefit Obligation
Expected long-term rate of return on assets	5.40%	+/- 0.25	+/- $3 million	N/A
Discount rate	5.15%	+ 0.25	NM	- $31 million
Discount rate	5.15%	- 0.25	NM	+ $32 million

Self-Insurance Accruals. The majority of our self-insurance relates to vehicle liability and workers’ compensation. We use a variety of statistical and actuarial methods that are widely used and accepted in the insurance industry to estimate amounts for claims that have been reported but not paid and claims incurred but not reported. In applying these methods and assessing their results, we consider such factors as frequency and severity of claims, claim development and payment patterns, and changes in the nature of our business, among others. Such factors are analyzed for each of our business segments. Our estimates may be impacted by such factors as increases in the market price for medical services, unpredictability of the size of jury awards and limitations inherent in the estimation process. We recognized a benefit of $17 million in 2023, a benefit of $25 million in 2022 and a benefit of $6 million in 2021 from the development of estimated prior years' self-insured loss reserves. Based on self-insurance accruals at December 31, 2023, a 5% adverse change in actuarial claim loss estimates would increase operating expense in 2024 by $20 million. Refer to Note 10, “Accrued Expenses and Other Liabilities,” in the Notes to Consolidated Financial Statements for changes to the self-insurance accruals during the year.

Goodwill Impairment. We assess goodwill for impairment, as described in Note 1, “Summary of Significant Accounting Policies — Goodwill and Other Intangible Assets,” in the Notes to Consolidated Financial Statements, on an annual basis or more often if deemed necessary. As of December 31, 2023, total goodwill was $940 million. To determine whether goodwill is impaired, we are required to assess the fair value of each reporting unit and compare it to its carrying value. A reporting unit is a component of an operating segment for which discrete financial information is available and management regularly reviews its operating performance.

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

On October 1, 2023, we completed our annual goodwill impairment test for all reporting units and determined that the fair values more likely than not exceeded their respective carrying values for each reporting unit. We conducted a quantitative analysis for our FMS reporting unit and qualitative analyses for our SCS and DTS reporting units.

Income Taxes. Our overall tax position is complex and requires careful analysis by management to estimate the expected realization of income tax assets and liabilities.
Tax regulations can require items to be included in the tax return at different times than the items are reflected in the financial statements. As a result, the effective tax rate reflected in the financial statements can be different than that reported in the tax return. Timing differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in the tax return in future years for which we have already recognized the tax benefit in the financial statements. Deferred tax assets were $541 million and $562 million as of December 31, 2023 and 2022, respectively. We recognize a valuation allowance against deferred tax assets to reduce such assets to amounts expected to be realized. As of December 31, 2023 and 2022, the deferred tax valuation allowance was $87 million and $88 million, respectively. In determining the required level of valuation allowance, we consider whether it is more likely than not that all or some portion of deferred tax assets will not be realized. This assessment is based on management’s expectations as to whether sufficient taxable income of an appropriate character will be realized within tax carryback and carryforward periods. Our assessment involves estimates and assumptions about matters that are inherently uncertain, and unanticipated events or circumstances could cause actual results to differ from these estimates. Should we change our estimate of the amount of deferred tax assets that we would be able to realize, an adjustment to the valuation allowance would result in an increase or decrease to the provision for income taxes in the period such a change in estimate was made.
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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparable Earnings Measures:
Comparable Earnings before Income Taxes (EBT) Comparable Earnings Comparable Earnings per Diluted Common Share (EPS) Comparable Tax Rate Adjusted Return on Equity (ROE)
Comparable EBT, Comparable Earnings and Comparable EPS are defined, respectively, as GAAP EBT, earnings and EPS, all from continuing operations, excluding (1) non-operating pension costs, net and (2) other items impacting comparability (as further described below). We believe these non-GAAP measures provide useful information to investors and allow for better year-over-year comparison of operating performance.

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

Other Items Impacting Comparability: Our comparable and adjusted earnings measures also exclude other significant items that are not representative of our business operations and vary from period to period.

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

We believe comparable EBITDA provides investors with useful information, as it is a standard measure commonly reported and widely used by investors and other interested parties to measure financial performance and our ability to service debt and meet our payment obligations. We believe that the inclusion of comparable EBITDA also provides consistency in financial reporting and aids investors in performing meaningful comparisons of past, present and future operating results. Our presentation of comparable EBITDA may not be comparable to similarly-titled measures used by other companies.

Comparable EBITDA should not be considered a substitute for, or superior to, the measures of financial performance determined in accordance with GAAP.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table provides a reconciliation of GAAP Earnings from continuing operations before income taxes (EBT), Earnings from continuing operations, and Earnings from continuing operations per common share — Diluted (Diluted EPS) to comparable EBT, comparable earnings and comparable EPS, respectively. Certain items included in EBT, Earnings from continuing operations and Diluted EPS have been excluded from our comparable EBT, comparable earnings and comparable diluted EPS measures. The following table lists a summary of these items, which are discussed in more detail throughout our MD&A and within the Notes to Consolidated Financial Statements:

	Continuing Operations
	Years ended December 31,
(In millions, except per share amounts)	2023	2022	2021
EBT	$618	$1,216	$693
Non-operating pension costs, net (1)	40	11	(1)
FMS U.K. exit (2)	(32)	(82)	(27)
Currency translation adjustment loss	188	—	—
ERP implementation costs (2)	—	—	13
Other, net (2)	1	(1)	4
Comparable EBT	$815	$1,144	$682
Earnings	$406	$863	$522
Non-operating pension costs, net (1)	31	7	(3)
FMS U.K. exit (2)	(32)	(82)	(18)
Currency translation adjustment loss	183	—	—
ERP implementation costs (2)	—	—	9
Other, net (2)	1	(1)	4
Tax adjustments, net (3)	13	46	1
Comparable Earnings	$602	$833	$515
Diluted EPS	$8.73	$16.96	$9.70
Non-operating pension costs, net (1)	0.68	0.14	(0.06)
FMS U.K. exit (2)	(0.68)	(1.61)	(0.34)
Currency translation adjustment loss	3.93	—	—
ERP implementation costs (2)	—	—	0.18
Other, net (2)	0.01	(0.02)	0.09
Tax adjustments, net (3)	0.28	0.90	0.01
Comparable EPS	$12.95	$16.37	$9.58
_______________
(1)Refer to Note 19, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements for additional information.
(2)Refer to Note 20, “Other Items Impacting Comparability,” in the Notes to Consolidated Financial Statements for additional information.
(3)In 2023 and 2022, adjustments include the global tax impacts related to the FMS U.K. business exit. In 2022, adjustments also include the tax impact of state rate law changes. In 2021, adjustments include the tax impact related to expiring state net operating losses.

The following table provides a reconciliation of the effective tax rate to the comparable tax rate:

	Years ended December 31,
	2023	2022	2021
Effective tax rate on continuing operations (1)	34.3%	29.1%	24.7%
Tax adjustments and income tax effects of non-GAAP adjustments (2)	(8.2)%	(1.9)%	(0.2)%
Comparable tax rate on continuing operations (1)	26.1%	27.2%	24.5%
_______________
(1)The effective tax rate on continuing operations and comparable tax rate are based on EBT and comparable EBT, respectively.
(2)Refer to the table above for more information on tax adjustments. Income tax effects of non-GAAP adjustments are calculated based on the marginal tax rates to which the non-GAAP adjustments are related.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table provides a reconciliation of Net earnings to comparable EBITDA:

	Years ended December 31,
(In millions)	2023	2022	2021
Net earnings	$406	$867	$519
(Earnings) loss from discontinued operations, net of tax	—	(4)	3
Provision for income taxes	212	353	171
EBT	618	1,216	693
Non-operating pension costs, net (1)	40	11	(1)
FMS U.K. exit (2)	(32)	(82)	(27)
Currency translation adjustment loss (2)	188	—	—
ERP implementation costs (2)	—	—	13
Other, net (2)	1	(1)	4
Comparable EBT	815	1,144	682
Interest expense	296	228	214
Depreciation	1,712	1,713	1,786
Used vehicle sales, net (3)	(193)	(400)	(257)
Amortization	35	37	8
Comparable EBITDA	$2,665	$2,722	$2,433
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
(3)Refer to Note 6,"Revenue Earning Equipment, net," in the Notes to Consolidated Financial Statements for additional information. In 2023, and 2022, Used vehicle sales, net of $2 million and $49 million, respectively, related to the sale of used vehicles in the U.K. is excluded as it is included above in "Other Items Impacting Comparability."

The following table provides a reconciliation of total revenue to operating revenue:

	Years ended December 31,
(In millions)	2023	2022	2021
Total revenue	$11,783	$12,011	$9,663
Subcontracted transportation and fuel	(2,286)	(2,731)	(1,835)
Operating revenue	$9,497	$9,280	$7,828

The following table provides a reconciliation of FMS total revenue to FMS operating revenue:

	Years ended December 31,
(In millions)	2023	2022	2021
FMS total revenue	$5,930	$6,327	$5,680
Fuel services revenue	(877)	(1,114)	(739)
FMS operating revenue	$5,053	$5,213	$4,941

FMS EBT	$665	$1,057	$665
FMS EBT as a % of FMS total revenue	11.2%	16.7%	11.7%
FMS EBT as a % of FMS operating revenue	13.2%	20.3%	13.5%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table provides a reconciliation of SCS total revenue to SCS operating revenue:

	Years ended December 31,
(In millions)	2023	2022	2021
SCS total revenue	$4,875	$4,720	$3,155
Subcontracted transportation and fuel	(1,250)	(1,466)	(944)
SCS operating revenue	$3,625	$3,254	$2,211

SCS EBT	$231	$218	$123
SCS EBT as a % of SCS total revenue	4.7%	4.6%	3.9%
SCS EBT as a % of SCS operating revenue	6.4%	6.7%	5.6%

The following table provides a reconciliation of DTS total revenue to DTS operating revenue:

	Years ended December 31,
(In millions)	2023	2022	2021
DTS total revenue	$1,785	$1,786	$1,457
Subcontracted transportation and fuel	(487)	(547)	(402)
DTS operating revenue	$1,298	$1,239	$1,055

DTS EBT	$121	$103	$49
DTS EBT as a % of DTS total revenue	6.8%	5.8%	3.4%
DTS EBT as a % of DTS operating revenue	9.3%	8.3%	4.6%

The following tables provide numerical reconciliations of net earnings to adjusted net earnings and average shareholders' equity to adjusted average shareholders' equity (Adjusted ROE), and of the non-GAAP elements used to calculate the adjusted return on equity to the corresponding GAAP measures:

	Years ended December 31,
(In millions)	2023	2022	2021
Net earnings	$406	$867	$519
Other items impacting comparability, net (1)	157	(83)	(10)
Provision for income taxes (2)	212	353	171
Adjusted earnings before income taxes	775	1,137	680
Adjusted income taxes (3)	(204)	(307)	(164)
Adjusted net earnings	$571	$830	$516

Average shareholders’ equity	$3,041	$2,845	$2,453
Average adjustments to shareholders’ equity (4)	(19)	(12)	14
Adjusted average shareholders’ equity	$3,022	$2,833	$2,467
Adjusted return on equity (5)	19%	29%	21%
_______________
(1)Refer to Note 20, “Other Items Impacting Comparability” in the Notes to Consolidated Financial Statements for additional information.
(2)Includes income taxes on discontinued operations.
(3)Represents Provision for income taxes plus income taxes on Other items impacting comparability, net.
(4)Represents the impact of Other items impacting comparability, net of tax, to equity for the respective period.
(5)Adjusted return on equity is calculated by dividing Adjusted net earnings into Adjusted average shareholders' equity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table provides a reconciliation of forecasted net cash provided by operating activities to forecasted total cash generated and forecasted free cash flow for 2024:

(In millions)	Forecast 2024
Net cash provided by operating activities from continuing operations	$2,400
Proceeds from sales (primarily revenue earning equipment) (1)	550
Total cash generated	2,950
Purchases of property and revenue earning equipment (1)	(3,275)
Forecasted free cash flow	$(325)
_____________________
(1)Included in cash flows from investing activities.

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
•our expectations with respect to the effects of secular trends and supply chain disruptions;
•our expectations with respect to the macroeconomic and freight environment;
•our expectations regarding supply of vehicles and vehicle parts and its effect on pricing and demand;
•our expectations of the long-term residual values of revenue earning equipment, including the probability of incurring losses or having to decrease residual value estimates in the event of a further cyclical downturn or changes to the estimated useful lives;
•our expectations regarding the effects of acquisitions on our business segments and the integration of such acquisitions;
•our expectations in our SCS and DTS business segments related to revenue, earnings growth, and contract sales activity;
•our expectations regarding weakening trends and lower volumes in our omnichannel retail vertical;
•the expected pricing for used vehicles and sales channel mix;
•our expectations regarding used vehicle sales and rental;
•our expectations regarding the impact of labor shortages and interruptions or strikes on labor and subcontracted transportation costs;
•our expectations regarding ChoiceLease and SelectCare;
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
•the impact of our strategic investments and maintenance and lease pricing initiatives;
•our intent to permanently reinvest the earnings of our non U.K. & Germany foreign subsidiaries indefinitely;
•our expectations regarding the achievement of our return on equity improvement initiatives;
•the anticipated impact of inflationary pressures;
•our expectations regarding the U.S. federal, state, and foreign tax positions and realizability of deferred tax assets.
•our expectations regarding our ability to estimate the fair value of assets acquired and liabilities assumed with respect to acquisitions; and
•our expectations regarding the effect of changes to systems and processes on our internal control over financial reports.
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
◦Higher prices for vehicles, diesel engines and fuel as a result of new regulations or inflationary pressures.
◦Higher than expected maintenance costs and lower than expected benefits associated with our maintenance initiatives.
◦Lower than expected revenue growth due to production delays at our automotive SCS customers, primarily related to supply chain disruptions.
◦The inability of an original equipment manufacturer or supplier to provide vehicles or vehicle components as originally scheduled.
◦Our inability to successfully execute our strategic returns and asset management initiatives, maintain our fleet at normalized levels, and right-size our fleet in line with demand.
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
•Other risks detailed from time to time in our SEC filings, including in "Item 1A. Risk Factors" of this Annual Report.
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
Interest Rate Risk
Exposure to market risk for changes in interest rates exists for our debt obligations. Our interest rate risk management program objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. We manage our exposure to interest rate risk primarily through the proportion of fixed-rate and variable-rate debt we hold in the total debt portfolio. From time to time, we also use interest rate swap agreements to manage our fixed-rate and variable-rate exposure and to better match the repricing of debt instruments to that of our portfolio of assets. The fair value of our derivatives liability was $34 million as of December 31, 2023.
As of December 31, 2023, we had $5.6 billion of fixed-rate debt outstanding (excluding finance leases and U.S. asset- backed securities) with a weighted-average interest rate of 4.54% and a fair value of $5.7 billion. A hypothetical 10% change in market interest rates would impact the fair value of our fixed-rate debt by approximately $92 million and impact pre-tax earnings by $26 million as of December 31, 2023, respectively. Changes in the relative sensitivity of the fair value of our financial instrument portfolio for these theoretical changes in the level of interest rates are primarily driven by changes in our debt maturities, interest rate profile and amount.
As of December 31, 2023, we had $1.1 billion of variable-rate debt, including $500 million of fixed-rate debt instruments swapped to SOFR-based floating-rate debt. Changes in the fair value of the interest rate swaps were offset by changes in the fair value of the debt instruments and no net gain or loss was recognized in earnings. The fair value of our variable-rate debt as of December 31, 2023 was $1.1 billion. A hypothetical 10% increase in market interest rates would impact the fair value of our variable-rate debt and pre-tax earnings by $7 million as of December 31, 2023.

We are also subject to interest rate risk with respect to our pension and postretirement benefit obligations, as changes in interest rates will effectively increase or decrease our liabilities associated with these benefit plans, which also results in changes to the amount of pension and postretirement benefit expense recognized on an annual basis.
Foreign Currency Exchange Risk
Exposure to market risk for changes in foreign currency exchange rates relates primarily to our foreign operations’ buying, selling and financing in currencies other than local currencies and to the carrying value of net investments in foreign subsidiaries. The majority of our transactions are denominated in U.S. dollars. The principal foreign currency exchange rate risks to which we are exposed include the Canadian dollar and Mexican peso. We manage our exposure to foreign currency exchange rate risk related to our foreign operations’ buying, selling and financing in currencies other than local currencies by naturally offsetting assets and liabilities not denominated in local currencies to the extent possible. A hypothetical uniform 10% strengthening in the value of the U.S dollar relative to all the currencies in which our transactions are denominated would not materially impact the results of operations. We also use foreign currency option contracts and forward agreements from time to time to hedge foreign currency transactional exposure. We generally do not hedge the foreign currency exposure related to our net investment in foreign subsidiaries.
Exposure to market risk for fluctuations in market fuel prices relates to a small portion of our service contracts for which the cost of fuel is integral to service delivery and the service contract does not have a mechanism to adjust for increases in market fuel prices. As of December 31, 2023, we also had various fuel purchase arrangements in place to ensure delivery of fuel at market rates in the event of fuel shortages. We are exposed to fluctuations in market fuel prices in these arrangements since none of the arrangements fix the price of fuel to be purchased. Changes in the price of fuel are generally passed on to our customers for which we realize minimal changes in profitability during periods of steady market fuel prices. However, profitability may be positively or negatively impacted by sudden increases or decreases in market fuel prices during a short period of time as customer pricing for fuel services is established based on current market fuel costs. We believe the exposure to fuel price fluctuations would not materially impact our results of operations, cash flows or financial position.

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
Management assessed the effectiveness of Ryder’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control — Integrated Framework (2013).” Based on our assessment and those criteria, management determined that Ryder maintained effective internal control over financial reporting as of December 31, 2023.
Ryder’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of Ryder’s internal control over financial reporting as of December 31, 2023. Their report appears on the subsequent page.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Ryder System, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Ryder System, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of earnings, of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded IFS Holdings, LLC, a holding company for Impact Fulfillment Services, LLC (IFS) from its assessment of internal control over financial reporting as of December 31, 2023, because it was acquired by the Company in a purchase business combination during 2023. We have also excluded IFS from our audit of internal control over financial reporting. IFS is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent less than 1% of the related consolidated financial statement amounts as of and for the year ended December 31, 2023.

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

Revenue Earning Equipment - Residual Values

As described in Notes 1 and 6 to the consolidated financial statements, the net carrying amount of revenue earning equipment was $8.9 billion as of December 31, 2023. Depreciation expense was $1.5 billion primarily related to Fleet Management Solutions (FMS) revenue earning equipment. Revenue earning equipment, comprised of vehicles, is initially recorded at cost inclusive of vendor rebates. The provision for depreciation is computed using the straight-line method. As disclosed by management, they periodically review and adjust, as appropriate, the estimated residual values and useful lives of existing revenue earning equipment. Management’s review of the estimated residual values and useful lives of revenue earning equipment is based on vehicle class (i.e., generally subcategories of trucks, tractors and trailers by weight and usage), historical and current market prices, third-party expected future market prices, expected lives of vehicles, and expected sales in the wholesale or retail markets, among other factors.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s assessment of, and related adjustments to, the estimated residual values of revenue earning equipment. These procedures also included, among others, (i) testing management’s process for developing the estimated residual values of revenue earning equipment, (ii) testing the accuracy of the Company’s historical used vehicle sales data and historical and current market prices, and (iii) evaluating the reasonableness of management’s significant assumptions related to third party expected future market prices and the expected sales in the wholesale and retail markets. Evaluating management’s significant assumptions related to third party expected future market prices of used vehicles and the expected sales of used vehicles in the wholesale and retail markets involved evaluating whether the assumptions used were reasonable considering (i) past trends in the used vehicle sales market, (ii) consistency with external market and industry data, and (iii) consistency with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP
Miami, Florida
February 20, 2024

We have served as the Company’s auditor since 2006.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Years ended December 31,
(In millions, except per share amounts)	2023	2022	2021
Lease & related maintenance and rental revenue	$3,937	$4,174	$3,995
Services revenue	7,297	7,118	5,181
Fuel services revenue	549	719	487
Total revenue	11,783	12,011	9,663

Cost of lease & related maintenance and rental	2,684	2,774	2,884
Cost of services	6,266	6,153	4,503
Cost of fuel services	534	694	474
Selling, general and administrative expenses	1,421	1,415	1,187
Non-operating pension costs, net	40	11	(1)
Used vehicle sales, net	(196)	(450)	(257)
Interest expense	296	228	214
Miscellaneous income, net	(47)	(32)	(66)
Currency translation adjustment loss	188	—	—
Restructuring and other items, net	(21)	2	32
	11,165	10,795	8,970

Earnings from continuing operations before income taxes	618	1,216	693
Provision for income taxes	212	353	171
Earnings from continuing operations	406	863	522
Earnings (loss) from discontinued operations, net of taxes	—	4	(3)
Net earnings	$406	$867	$519

Earnings per common share — Basic
Continuing operations	$8.89	$17.32	$9.92
Discontinued operations	(0.01)	0.09	(0.05)
Net earnings	$8.89	$17.41	$9.87
Earnings per common share — Diluted
Continuing operations	$8.73	$16.96	$9.70
Discontinued operations	(0.01)	0.08	(0.05)
Net earnings	$8.73	$17.04	$9.66
See accompanying Notes to Consolidated Financial Statements.
Note: EPS amounts may not be additive due to rounding.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
(In millions)	2023	2022	2021
Net earnings	$406	$867	$519
Other comprehensive income (loss):
Change in cumulative translation adjustment and unrealized gain (loss) from cash flow hedges	212	(69)	2

Amortization of pension and postretirement items	26	21	28
Income tax expense related to amortization of pension and postretirement items	(6)	(5)	(6)
Amortization of pension and postretirement items, net of taxes	20	16	22

Change in net actuarial (loss) gain and prior service cost	(121)	(72)	122
Income tax benefit (expense) related to change in net actuarial loss and prior service cost	30	18	(18)
Change in net actuarial loss and prior service cost, net of taxes	(91)	(54)	104

Other comprehensive income (loss), net of taxes	141	(107)	128

Comprehensive income	$547	$760	$647

See accompanying Notes to Consolidated Financial Statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(In millions, except share amounts)	2023	2022
Assets:
Current assets:
Cash and cash equivalents	$204	$267
Receivables, net	1,714	1,610
Prepaid expenses and other current assets	347	323
Total current assets	2,265	2,200
Revenue earning equipment, net	8,892	8,190
Operating property and equipment, net	1,217	1,148
Goodwill	940	861
Intangible assets, net	396	295
Operating lease right-of-use assets	1,016	715
Sales-type leases and other assets	1,052	986
Total assets	$15,778	$14,395

Liabilities and shareholders’ equity:
Current liabilities:
Short-term debt and current portion of long-term debt	$1,583	$1,349
Accounts payable	833	767
Accrued expenses and other current liabilities	1,233	1,200
Total current liabilities	3,649	3,316
Long-term debt	5,531	5,003
Other non-current liabilities	1,871	1,568
Deferred income taxes	1,658	1,571
Total liabilities	12,709	11,458

Commitments and contingencies (Note 21)
Shareholders’ equity:
Preferred stock, no par value per share — authorized, 3,800,917; none outstanding, December 31, 2023 and 2022	—	—
Common stock, $0.50 par value per share — authorized, 400,000,000; outstanding, December 31, 2023 — 43,902,065 and December 31, 2022 — 46,286,664	22	23
Additional paid-in capital	1,148	1,192
Retained earnings	2,554	2,518
Accumulated other comprehensive loss	(655)	(796)
Total shareholders’ equity	3,069	2,937
Total liabilities and shareholders’ equity	$15,778	$14,395

See accompanying Notes to Consolidated Financial Statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
(In millions)	2023	2022	2021
Cash flows from operating activities from continuing operations:
Net earnings	$406	$867	$519
Less: Earnings (loss) from discontinued operations, net of taxes	—	4	(3)
Earnings from continuing operations	406	863	522
Depreciation expense	1,712	1,713	1,786
Used vehicle sales, net	(196)	(450)	(257)
Currency translation adjustment loss	188	—	—
Amortization expense and other non-cash charges, net	102	118	25
Non-cash lease expense	271	199	98
Non-operating pension costs, net and share-based compensation expense	84	57	46
Deferred income tax expense	115	266	126
Collections on sales-type leases	126	135	139
Changes in operating assets and liabilities:
Receivables	(26)	(134)	(240)
Prepaid expenses and other assets	(85)	(130)	(133)
Accounts payable	(7)	(29)	126
Accrued expenses and other liabilities	(337)	(298)	(63)
Net cash provided by operating activities from continuing operations	2,353	2,310	2,175

Cash flows from investing activities from continuing operations:
Purchases of property and revenue earning equipment	(3,234)	(2,631)	(1,941)
Sales of revenue earning equipment	764	1,182	748
Sales of operating property and equipment	63	53	74
Acquisitions, net of cash acquired	(250)	(458)	(325)
Other investing activities	(6)	4	(6)
Net cash used in investing activities from continuing operations	(2,663)	(1,850)	(1,450)

Cash flows from financing activities from continuing operations:
Net borrowings of commercial paper and other	(100)	134	260
Debt proceeds	2,307	1,229	300
Debt repayments	(1,481)	(1,552)	(608)
Dividends on common stock	(128)	(123)	(122)
Common stock issued	2	14	30
Common stock repurchased	(337)	(557)	(57)
Other financing activities	(7)	(6)	(7)
Net cash provided by (used in) financing activities from continuing operations	256	(861)	(204)

Effect of exchange rate changes on Cash and cash equivalents and restricted cash	(9)	(4)	(1)
(Decrease) increase in Cash and cash equivalents and restricted cash from continuing operations	(63)	(405)	520
Net cash (used) provided by operating activities from discontinued operations	—	—	1
(Decrease) increase in Cash and cash equivalents and restricted cash	(63)	(405)	521
Cash and cash equivalents and restricted cash at beginning of period	267	672	151
Cash and cash equivalents and restricted cash at end of period	$204	$267	$672
See accompanying Notes to Consolidated Financial Statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Gain
(In millions, except share amounts in thousands)	Amount	Shares	Par				Total
Balance at January 1, 2021	$—	53,732	$27	$1,133	$1,913	$(817)	$2,256
Comprehensive income	—	—	—	—	519	128	647
Common stock dividends declared — $2.28 per share	—	—	—	—	(125)	—	(125)
Common stock issued under employee stock award and stock purchase plans and other	—	792	—	30	—	—	30
Common stock repurchased	—	(735)	—	(16)	(41)	—	(57)
Share-based compensation expense	—	—	—	47	—	—	47
Balance at December 31, 2021	—	53,789	27	1,194	2,266	(689)	2,798
Comprehensive income (loss)	—	—	—	—	867	(107)	760
Common stock dividends declared — $2.40 per share	—	—	—	—	(124)	—	(124)
Common stock issued under employee stock award and stock purchase plans and other (1)	—	(549)	—	14	—	—	14
Common stock repurchased	—	(6,953)	(4)	(62)	(491)	—	(557)
Share-based compensation expense	—	—	—	46	—	—	46
Balance at December 31, 2022	—	46,287	23	1,192	2,518	(796)	2,937
Comprehensive income	—	—	—	—	406	141	547
Common stock dividends declared —$2.66 per share	—	—	—	—	(125)	—	(125)
Common stock issued under employee stock award and stock purchase plans and other	—	1,176	1	1	1	—	3
Common stock repurchased	—	(3,561)	(2)	(89)	(246)	—	(337)
Share-based compensation expense	—	—	—	44	—	—	44
Balance at December 31, 2023	$—	43,902	$22	$1,148	$2,554	$(655)	$3,069
______________________
(1)We reversed the issuance of approximately 1.3 million unvested restricted shares. These shares will be issued and released upon satisfaction of the applicable vesting conditions. The reversal of the shares did not impact earnings per share.

See accompanying Notes to Consolidated Financial Statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation and Presentation

The consolidated financial statements include the accounts of Ryder System, Inc. (Ryder), all entities in which Ryder has a controlling voting interest (subsidiaries) and variable interest entities (VIEs) where Ryder is determined to be the primary beneficiary in accordance with generally accepted accounting principles in the United States (U.S. GAAP). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with the current period presentation.

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

Cash, Cash Equivalents, and Restricted Cash

Cash and cash equivalents represent cash on hand, and highly liquid investments in short-term, interest-bearing instruments with maturities of three months or less at the date of purchase and are stated at cost. Restricted cash is reflected in "Prepaid expenses and other current assets" in the Consolidated Balance Sheets. As of December 31, 2023 and 2022, we did not have restricted cash.

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

Lease & related maintenance and rental

Lease & related maintenance and rental revenue include ChoiceLease and commercial rental revenues from our FMS business segment. We offer a full service lease as well as a lease with more flexible maintenance options under our ChoiceLease product line. Our ChoiceLease product is marketed, priced and managed as a bundled service. We do not offer a stand-alone lease of a vehicle. We also offer rental of vehicles under our commercial rental product line, which allows customers to supplement their fleet of vehicles on a short-term basis.

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

Lease and rental agreements do not usually provide for scheduled rent increases or escalations. However, most lease agreements allow for rate changes based upon changes in the Consumer Price Index (CPI). Lease and rental agreements also provide for variable usage charges based on a time charge and/or a fixed per-mile charge. The time charge, the per-mile charge and the changes in rates attributed to changes in the CPI are considered contingent revenue. These charges are not considered fixed or determinable until the equipment usage or CPI change occurs and are excluded from the allocation of consideration at the inception of the contract. Revenues associated with licensing and operating taxes that are billed as incurred are also excluded from the allocation of consideration at contract inception and allocated as earned. Variable consideration is allocated to the lease and maintenance components when earned based on the same allocation percentages at contract inception (or the most recent contract modification). Amounts allocated to the lease component are recognized in revenue as earned and amounts allocated to the non-lease component are recognized in revenue using an input method, consistent with the estimated pattern of maintenance costs for the remainder of the contract term.

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

Our customers contract us to provide an integrated service of transportation or supply chain logistical services into a single transportation or supply chain solution. Therefore, we typically recognize SCS and DTS service contracts as one performance obligation satisfied over time. We generally sell a customized customer solution and use the expected cost plus a margin approach to estimate the stand-alone selling price of each performance obligation.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Contract Balances

We record a receivable related to revenue recognized when we have an unconditional right to invoice. We do not have material contract assets as we generally invoice customers as we perform services. We have determined our contracts do not include a significant financing component as the period between the receipt of customer payment and the transfer of service to the customer is less than a year. Refer to Note 5, "Receivables, Net" for the amount of our trade receivables.

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

Allowance for Credit Losses and Other

We maintain an allowance for credit losses and billing adjustments related to certain discounts and other customer concessions. The estimates to determine the allowance for our trade receivables and net investments in sales-type leases are updated regularly based on our review of historical loss rates, as well as current and expected events impacting our business segments, current collection trends and historical billing adjustments. Amounts are charged against the allowance when the receivable is determined to be uncollectible. Increases and decreases to the allowance are recorded to earnings in the period determined.

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

Lease terms for facilities are generally three to five years with one or more five-year renewal options and the lease terms for revenue earning equipment, material handling equipment, automated washing machines, vehicles and office equipment typically range from three to seven years with no extension options. Certain of our material handling equipment leases have residual value guarantees. For purposes of calculating operating lease ROU assets and operating lease liabilities, lease terms may be deemed to include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Macroeconomic conditions are the primary factor used to estimate whether an option to extend a lease term will be exercised or not. None of our leasing arrangements contain restrictive financial covenants. Lease expense is primarily included in "Selling, general and administrative expenses" in the Consolidated Statements of Earnings. Refer to Note 12, "Leases," for additional information.

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

Depreciation is computed using the straight-line method on all depreciable assets. Depreciation expense has been recognized throughout the Consolidated Statements of Earnings depending on the nature of the related asset. We periodically

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
review and adjust depreciation expense prospectively reflecting changes in the estimated residual values and useful lives of revenue earning equipment. We routinely dispose of used revenue earning equipment as part of our FMS business. Refer to Note 6, “Revenue Earning Equipment, Net” for more information. Gains and losses on sales of operating property and equipment are reflected in “Miscellaneous income, net” in the Consolidated Statements of Earnings.

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

Impairment of Long-Lived Assets Other than Goodwill and Indefinite-Lived Intangible Assets

Long-lived assets held and used, including revenue earning equipment, operating property and equipment, and intangible assets with finite lives, are tested for recoverability when circumstances indicate that the carrying amount of assets may not be recoverable. Recoverability of long-lived assets is evaluated by comparing the carrying value of an asset or asset group to the undiscounted future operating cash flows (excluding interest charges) expected to be generated by the asset or asset group. If these comparisons indicate that the carrying value of the asset or asset group is not recoverable, an impairment loss is recognized for the amount by which the carrying value of the asset or asset group exceeds its estimated fair value. Long-lived assets to be disposed of, including revenue earning equipment and operating property and equipment, are reported at the lower of carrying amount or fair value less costs to sell.

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

Income Taxes

Provision for income taxes is based on reported earnings before income taxes. Deferred income taxes are recognized for the future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, using tax rates in effect for the years in which the differences are expected to reverse.

Valuation allowances are recognized to reduce deferred income tax assets to the amount that is more likely than not to be realized. In assessing the likelihood of realization, we consider estimates of future sources of taxable income. We calculate our current and deferred income tax position based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed in subsequent years. Adjustments based on filed returns are recorded when identified.

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

Interest and penalties related to income tax exposures are recognized as incurred and included in "Provision for income taxes” in the Consolidated Statements of Earnings. Accruals for income tax exposures, including penalties and interest, expected to be settled within the next year are included in “Accrued expenses and other current liabilities”.

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

Share-Based Compensation

The fair value of stock option awards and unvested restricted stock unit (RSU or RSUs) awards to employees are expensed on a straight-line basis over the vesting period of the awards. RSUs granted to the board of directors are expensed over a one year period when they are granted. Windfall tax benefits and tax shortfalls are charged directly to income tax expense.

Earnings Per Share

Earnings per share is computed using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Defined Benefit Pension and Postretirement Benefit Plans

The funded status of our defined benefit pension plans and postretirement benefit plans are recognized in the Consolidated Balance Sheets. The funded status is measured as the difference between the fair value of plan assets and the benefit obligation. The fair value of plan assets represents the current market value of contributions made to irrevocable trusts, held for the sole benefit of participants, which are invested by the trusts. For defined benefit pension plans, the benefit obligation represents the actuarial present value of benefits expected to be paid upon retirement. For postretirement benefit plans, the benefit obligation represents the actuarial present value of postretirement benefits attributed to employee services already rendered. Overfunded plans, with the fair value of plan assets exceeding the benefit obligation, are aggregated and reported as a pension asset in Sales-type leases and other assets. Underfunded plans, with the benefit obligation exceeding the fair value of plan assets, are aggregated and reported as a pension and postretirement benefit liability in Other non-current liabilities.

The current portion of pension and postretirement benefit liabilities represents the actuarial present value of benefits payable within the next year exceeding the fair value of plan assets (if funded), measured on a plan-by-plan basis. These liabilities are recognized in “Accrued expenses and other current liabilities” in the Consolidated Balance Sheets.

Prior service costs and actuarial gains and losses are recognized in “Accumulated other comprehensive loss” in the Consolidated Balance Sheets and are subsequently amortized as a component of pension and postretirement benefit expense generally over the remaining life expectancy.

The measurement of benefit obligations and pension and postretirement benefit expense is based on estimates and assumptions. These valuations reflect the terms of the plans and use participant-specific information such as compensation, age and years of service, as well as certain assumptions, including estimates of discount rates, expected return on plan assets, rate of compensation increases, interest rates and mortality rates.

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

The carrying amounts reported in the Consolidated Balance Sheets for Cash and cash equivalents, Receivables, net and Accounts payable approximate fair value due to the immediate or short-term maturities of these financial instruments. Revenue earning equipment held for sale is measured at fair value on a nonrecurring basis and is stated at the lower of carrying amount or fair value less costs to sell. Investments held in Rabbi Trusts and derivatives are carried at fair value on a recurring basis. Investments held in Rabbi Trusts include exchange-traded equity securities and mutual funds. Fair values for these investments are based on quoted prices in active markets. Refer to Note 19, "Employee Benefit Plans," for further information regarding pension assets.
2. RECENT ACCOUNTING PRONOUNCEMENTS

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280). This update provides enhanced reportable segment disclosure requirements, including disclosure of (1) significant expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profitability, (2) an amount for other segment items, the difference between segment revenue less significant expenses, by reportable segment and a description of its composition, (3) all annual segment reporting disclosures in interim periods, and (4) the title and position of the CODM and an explanation of how the CODM uses the reported measure of segment profitability in assessing segment performance and deciding how to allocate resources. The ASU also allows more than one measure of segment profitability if the CODM uses more than one measure of segment profitability when assessing performance and deciding allocation of resources. The standard is effective for fiscal years beginning in 2024, and interim periods within fiscal years beginning in 2025, with early adoption permitted. We are currently evaluating the impact of the adoption of this update. This ASU does not impact our consolidated financial position, results of operations, and cash flows.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740). This update provides enhanced income taxes disclosure requirements primarily related to the existing rate reconciliation and income taxes paid. These enhancements are meant to help investors better assess how the operations and related tax risks and tax planning and operational opportunities impact the tax rate and future cash flows. The standard is effective for fiscal years beginning in 2025, with early adoption permitted. We are currently evaluating the impact of the adoption of this update. This ASU does not impact our consolidated financial position, results of operations, and cash flows.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
3. SEGMENT REPORTING

Our operating segments are aggregated into reportable business segments based upon similar economic characteristics, products, services, customers and delivery methods.

Our primary measurement of segment financial performance, defined as “Earnings from continuing operations before income taxes” (EBT), includes an allocation of costs from Central Support Services (CSS) and excludes Non-operating pension costs, net, intangible amortization expense, and certain other items as discussed in Note 20, "Other Items Impacting Comparability." CSS represents those costs incurred to support all business segments, including finance, procurement, corporate services, human resources, information technology, public affairs, legal, marketing and corporate communications. The objective of the EBT measurement is to provide clarity on the profitability of each business segment and, ultimately, to hold leadership of each business segment accountable for their allocated share of CSS costs. Certain costs are not attributable to any segment and remain unallocated in CSS, including costs for investor relations, public affairs and certain executive compensation. CSS costs attributable to the business segments are predominantly allocated to FMS, SCS and DTS as follows:

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

In 2023, we revised our primary measure of segment financial performance to exclude intangible amortization expense. We revised the presentation of the prior periods to conform to the current period presentation. This change did not have a material impact to segment results. Segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented. Each business segment follows the same accounting policies as described in Note 1, “Summary of Significant Accounting Policies.” However, we do not record ROU assets or liabilities for our intercompany operating leases between FMS and SCS and DTS business segments. The following tables set forth financial information for each of our segments and provide a reconciliation between segment EBT and Earnings from continuing operations before income taxes.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Years ended December 31,
(In millions)	2023	2022	2021
Revenue:
Fleet Management Solutions:
ChoiceLease	$3,181	$3,101	$3,064
Commercial rental	1,178	1,338	1,077
SelectCare and other	694	624	538
FMS Europe (1)	—	150	262
Fuel services revenue	877	1,114	739
Fleet Management Solutions	5,930	6,327	5,680
Supply Chain Solutions	4,875	4,720	3,155
Dedicated Transportation Solutions	1,785	1,786	1,457
Eliminations (2)	(807)	(822)	(629)
Total revenue	$11,783	$12,011	$9,663

Earnings from continuing operations before income taxes:
Fleet Management Solutions	$665	$1,057	$665
Supply Chain Solutions	231	218	123
Dedicated Transportation Solutions	121	103	49
Eliminations	(95)	(114)	(78)
	922	1,264	759
Unallocated Central Support Services	(72)	(83)	(69)
Intangible amortization expense (3)	(35)	(37)	(8)
Non-operating pension costs, net (4)	(40)	(11)	1
Other items impacting comparability, net (5)	(157)	83	10
Earnings from continuing operations before income taxes	$618	$1,216	$693
_______________
(1)Refer to Note 20, “Other Items Impacting Comparability,” for further information on the FMS U.K. business exit
(2)Represents the elimination of intercompany revenues in our FMS business segment.
(3)Included within "Selling, general and administrative expenses" in our Consolidated Statements of Earnings. Refer to Note 9, "Intangible Assets, Net," for a discussion on this item.
(4)Refer to Note 19, "Employee Benefit Plans," for a discussion on this items.
(5)Refer to Note 20, “Other Items Impacting Comparability,” for a discussion of items excluded from our primary measure of segment performance.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table sets forth depreciation expense, other non-cash charges, net, interest expense (income), capital expenditures paid and total assets for the years ended December 31, 2023, 2022 and 2021, as provided to the chief operating decision maker for each of our business segments:

(In millions)	FMS	SCS	DTS	CSS	Eliminations	Total
2023
Depreciation expense (1)	$1,571	136	3	2	$—	$1,712
Other non-cash charges, net (2)	$106	230	8	(6)	—	$338
Interest expense (income) (3)	$292	8	(3)	(1)	—	$296
Capital expenditures paid	$3,085	117	1	31	—	$3,234
Total assets	$11,588	3,717	384	1,026	(937)	$15,778
2022
Depreciation expense (1)	$1,618	91	3	1	—	$1,713
Other non-cash charges, net (2)	$90	173	4	13	—	$280
Interest expense (income) (3)	$219	10	(2)	1	—	$228
Capital expenditures paid	$2,442	155	2	32	—	$2,631
Total assets	$10,811	3,043	380	904	(743)	$14,395
2021
Depreciation expense (1)	$1,736	47	3	—	—	$1,786
Other non-cash charges, net (2)	$39	78	3	(5)	—	$115
Interest expense (income) (3)	$214	3	(3)	—	—	$214
Capital expenditures paid	$1,854	67	1	19	—	$1,941
Total assets	$11,000	2,320	318	555	(358)	$13,835
_______________
(1)Depreciation expense totaling $28 million in 2023, $27 million in 2022, and $26 million in 2021 associated with CSS assets was allocated to business segments based upon estimated and planned asset utilization.
(2)Primarily includes amortization of operating lease ROU assets and sales commissions, and bad debt expense.
(3)Interest expense was primarily allocated to the FMS segment since such borrowings were used principally to fund the purchase of revenue earning equipment used in FMS; however, interest was also reflected in SCS and DTS based on targeted segment leverage ratios.

Geographic Information

	December 31,
(In millions)	2023	2022
Long-lived assets:
United States	$9,473	$8,755
Foreign:
Canada	552	494
Europe	—	22
Mexico	84	67
	636	583
Total	$10,109	$9,338
4. REVENUE

Disaggregation of Revenue

The following tables disaggregate our revenue recognized by primary geographical market by our business segments and by industry for SCS. Refer to Note 3, “Segment Reporting”, for the disaggregation of our revenue by major product/service lines.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Primary Geographical Markets

	Year ended December 31, 2023
(In millions)	FMS	SCS	DTS	Eliminations	Total
United States	$5,616	$4,295	$1,785	$(764)	$10,932
Canada	314	267	—	(43)	538
Mexico	—	313	—	—	313
Total revenue	$5,930	$4,875	$1,785	$(807)	$11,783

	Year ended December 31, 2022
(In millions)	FMS	SCS	DTS	Eliminations	Total
United States	$5,858	$4,209	$1,786	$(780)	$11,073
Canada	319	251	—	(42)	528
Europe (1)	150	—	—	—	150
Mexico	—	260	—	—	260
Total revenue	$6,327	$4,720	$1,786	$(822)	$12,011
————————————
(1)Refer to Note 20, "Other Items Impacting Comparability", for further information on the exit of the FMS U.K. business.

	Year ended December 31, 2021
(In millions)	FMS	SCS	DTS	Eliminations	Total
United States	$5,116	$2,706	$1,457	$(600)	$8,679
Canada	302	230	—	(29)	503
Europe (1)	262	—	—	—	262
Mexico	—	219	—	—	219
Total revenue	$5,680	$3,155	$1,457	$(629)	$9,663

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

During 2023, we introduced the omnichannel retail industry vertical within our SCS business segment to provide better visibility to the revenue mix following recent acquisitions and organic growth. This new vertical includes retail, e-commerce, last mile services, and technology. Our SCS business segment included revenue from the following industries:

	Years ended December 31,
(In millions)	2023	2022	2021
Omnichannel retail	$1,757	$1,861	$1,017
Automotive	1,600	1,523	1,185
Consumer packaged goods	965	845	654
Industrial and other	553	491	299
Total SCS revenue	$4,875	$4,720	$3,155

Lease & Related Maintenance and Rental Revenue

The non-lease revenue from maintenance services related to our ChoiceLease product is recognized in "Lease & related maintenance and rental revenue" in the Consolidated Statements of Earnings. We recognized $963 million in 2023, and $1.0 billion in both 2022 and 2021.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Deferred Revenue

The following table includes the changes in deferred revenue due to the collection and deferral of cash or the satisfaction of our performance obligation under the contract:

	Years ended December 31,
(In millions)	2023	2022	2021
Balance as of beginning of period	$544	$594	$630
Recognized as revenue during period from beginning balance	(166)	(181)	(183)
Consideration deferred during period, net	168	140	145
Foreign currency translation adjustment and other	(1)	(9)	2
Balance as of end of period	$545	$544	$594

Contracted Not Recognized Revenue

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized (contracted not recognized revenue). Contracted not recognized revenue was $2.8 billion and $2.3 billion as of December 31, 2023 and 2022, respectively, and primarily includes deferred revenue and amounts for full service ChoiceLease maintenance revenue that will be recognized as revenue in future periods as we provide maintenance services to our customers. Contracted not recognized revenue excludes (1) variable consideration as it is not included in the transaction price consideration allocated at contract inception, (2) revenues from the lease component of our ChoiceLease product and all the revenue from the commercial rental product, (3) revenues from contracts with an original duration of one year or less, including SelectCare contracts, and (4) revenue from SCS, DTS and other contracts where there are remaining performance obligations when we have the right to invoice but the revenue to be recognized in the future corresponds directly with the value delivered to the customer.

Sales Commissions and Setup Costs

We capitalize incremental sales commissions paid as a result of obtaining ChoiceLease, SCS and DTS contracts as contract costs. Capitalized sales commissions, including initial direct costs of our leases, was $117 million and $126 million as of December 31, 2023 and 2022, respectively. Sales commission expense was $47 million in 2023 and $44 million in both 2022 and 2021. We also capitalize setup costs as a result of obtaining SCS and DTS contracts as contract costs. Capitalized setup costs were $84 million and $73 million as of December 31, 2023 and 2022, respectively. Setup contract amortization expense was $30 million, $28 million and $23 million in 2023, 2022 and 2021, respectively.

5. RECEIVABLES, NET

	December 31,
(In millions)	2023	2022
Trade	$1,505	$1,476
Sales-type leases	140	120
Other, primarily warranty and insurance	111	55
	1,756	1,651
Allowance for credit losses and other	(42)	(41)
Receivables, net	$1,714	$1,610

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table provides a reconciliation of our allowance for credit losses and other:

	Years ended December 31,
(In millions)	2023	2022
Balance as of beginning of period	$41	$31
Changes to provisions for credit losses	22	33
Write-offs and other	(21)	(23)
Balance as of end of period	$42	$41
6. REVENUE EARNING EQUIPMENT, NET

(In millions)	Estimated Useful Lives	December 31, 2023			December 31, 2022
		Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
Held for use:	(In years)
Trucks	3 — 7	$5,630	$(2,192)	$3,438	$5,282	$(2,114)	$3,168
Tractors	4 — 7.5	6,995	(2,712)	4,283	7,153	(3,153)	4,000
Trailers and other	9.5 — 12	1,686	(683)	1,003	1,610	(690)	920
Held for sale (1)		732	(564)	168	388	(286)	102
Total		$15,043	$(6,151)	$8,892	$14,433	$(6,243)	$8,190
————————————
(1)Revenue earning equipment held for sale, where net book values exceed fair values, are adjusted to fair value on a nonrecurring basis and these adjustments are considered Level 3 fair value measurements. Revenue earning equipment held for sale adjusted with Level 3 fair value measurements was $47 million and $3 million as of December 31, 2023 and December 31, 2022, respectively. The net book value of all other assets held for sale were below fair value.

Total depreciation expense related to revenue earning equipment primarily used in our FMS segment was $1.5 billion in 2023 and 2022, and $1.7 billion in 2021.

Residual Value Estimate Changes
We periodically review and adjust, as appropriate, the estimated residual values and useful lives of existing revenue earning equipment for the purposes of recording depreciation expense. Reductions in estimated residual values or useful lives will increase depreciation expense over the remaining useful life of the vehicle. Conversely, an increase in estimated residual values or useful lives will decrease depreciation expense over the remaining useful life of the vehicle. Our review of the estimated residual values and useful lives of revenue earning equipment is based on vehicle class, (i.e., generally subcategories of trucks, tractors and trailers by weight and usage), historical and current market prices, third-party expected future market prices, expected lives of vehicles, and expected sales in the wholesale or retail markets, among other factors. A variety of factors, many of which are outside of our control, could cause residual value estimates to differ from actual used vehicle sales pricing, such as changes in supply and demand of used vehicles; volatility in market conditions; changes in vehicle technology; competitor pricing; regulatory requirements; wholesale market prices; customer requirements and preferences; and changes in underlying assumption factors. We have disciplines related to the management and maintenance of our vehicles designed to manage the risk associated with the residual values of our revenue earning equipment.

In 2023 and 2022, we did not adjust the estimated residual values and useful lives of existing revenue earning equipments. In 2021, we adjusted our residual value estimates for certain tractors and useful lives of certain classes of our revenue earning equipment, which impacted approximately 15% of our total fleet. The increase in depreciation expense in 2021 as a result of residual value estimate changes was not material to our results of operations.
Used Vehicle Sales and Valuation Adjustments
Revenue earning equipment held for sale is stated at the lower of carrying amount or fair value less costs to sell. Losses on vehicles held for sale for which carrying values exceed fair value, which we refer to as "valuation adjustments," are recognized at the time they are deemed to meet the held for sale criteria and are presented within "Used vehicle sales, net" in the Consolidated Statements of Earnings. For revenue earning equipment held for sale, we stratify our fleet by vehicle type (trucks, tractors and trailers), weight class, age and other relevant characteristics and create classes of similar assets for analysis purposes. For revenue earning equipment held for sale, fair value was determined based upon recent market prices obtained

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
from our own sales experience for each class of similar assets and vehicle condition if available or third-party market pricing. In addition, we also consider expected declines in market prices, as well as, forecasted sales channel mix (retail/wholesale) when valuing the vehicles held for sale.
The components of Used vehicle sales, net were as follows:

	Years ended December 31,
(In millions)	2023	2022	2021
Gains on vehicle sales, net (1)	$(216)	$(459)	$(271)
Losses from valuation adjustments	20	9	14
Used vehicle sales, net	$(196)	$(450)	$(257)
_______________
(1)2023 and 2022 includes gains on used vehicles sold as part of the exit of the FMS U.K business of $2 million and $49 million, respectively.

7. OPERATING PROPERTY AND EQUIPMENT, NET

	Estimated Useful Lives (In years)	December 31,
(In millions)		2023	2022
Land	—	$227	$233
Buildings and improvements	1 — 40	1,082	1,033
Machinery and equipment	2 — 10	1,219	1,073
Other	1 — 30	200	186
		2,728	2,525
Accumulated depreciation		(1,511)	(1,377)
Operating property and equipment, net		$1,217	$1,148

Depreciation expense related to operating property and equipment was $228 million, $182 million and $128 million in 2023, 2022, and 2021, respectively.

Long-Lived Asset Impairments

In 2023 and 2022, we identified impairment indicators primarily associated with specialized sortation and conveyor equipment used in the warehouse operations of a specific SCS customer. The impairment indicators were triggered by the early termination of one of their distribution centers, credit deterioration and eventual bankruptcy of this customer in April 2023. These events resulted in a significant decline in the forecasted operating cash flows associated with the equipment. We performed an asset impairment test under the income-based approach using a discounted cash flow method of valuation and determined we had a $35 million impairment in 2023 and $20 million impairment in 2022.

8. GOODWILL
The carrying amount of goodwill attributable to each business segment with changes therein was as follows:

(In millions)	FMS	SCS	DTS	Total
Balance as of January 1, 2022	$244	$286	$41	$571
Acquisitions (1)	1	289	—	290
Balance as of December 31, 2022	$245	$575	$41	$861
Acquisition (1)	—	79	—	79
Balance as of December 31, 2023	$245	$654	$41	$940
_______________
(1)Refer to Note 23, "Acquisitions," for additional information.

We assess goodwill for impairment on October 1st of each year or more often if deemed necessary. On October 1, 2023, we completed our annual goodwill impairment test for all reporting units and determined there was no impairment.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
9. INTANGIBLE ASSETS, NET

	December 31, 2023
(In millions)	FMS	SCS	DTS	CSS	Total
Indefinite lived intangible assets — Trade name	$—	$—	$—	$9	$9
Finite lived intangible assets, primarily customer relationships (1)	49	469	8	—	526
Accumulated amortization	(46)	(87)	(6)	—	(139)
Total	$3	$382	$2	$9	$396

	December 31, 2022
(In millions)	FMS	SCS	DTS	CSS	Total
Indefinite lived intangible assets — Trade name	$—	$—	$—	$9	$9
Finite lived intangible assets, primarily customer relationships (1)	59	338	8	—	405
Accumulated amortization	(55)	(58)	(6)	—	(119)
Total	$4	$280	$2	$9	$295
 ___________________
(1)Includes $131 million of customer relationships related to the acquisition of IFS Holdings, LLC, a holding company for Impact Fulfillment Services, LLC (IFS) in 2023. Includes $148 million of customer relationships related to the acquisition of PLG Investments I, LLC (Whiplash) in 2022. Refer to Note 23, "Acquisitions," for additional information.

The Ryder trade name has been identified as having an indefinite useful life. Customer relationship intangibles are being amortized on a straight-line basis over their estimated useful lives, generally 6-19 years. We recognized intangible asset amortization expense of $35 million in 2023, of which $28 million is associated with finite lived intangible assets and $7 million relates to the amortization of favorable lease assets recorded in Operating lease right-of-use assets in the Consolidated Balance Sheets. We also wrote-off $10 million of FMS U.K. finite lived intangible assets and the related accumulated amortization as part of the shutdown of those operations in 2023. In 2022, we recognized intangible assets amortization expense of $37 million, of which $32 million is associated with finite lived intangible assets and $5 million relates to favorable lease asset amortization. In 2021, intangible assets amortization expense associated with finite lived intangible assets was $8 million. The future amortization expense for each of the five succeeding years related to all intangible assets that are currently reported in the Consolidated Balance Sheets is estimated to range from $31 - $44 million per year for 2024 - 2028.

10. ACCRUED EXPENSES AND OTHER LIABILITIES

	December 31, 2023			December 31, 2022
(In millions)	Accrued expenses and other current liabilities	Other non-current liabilities	Total	Accrued expenses and other current liabilities	Other non-current liabilities	Total
Salaries and wages	$200	$—	$200	$259	$—	$259
Legal accrual	52	—	52	3	—	3
Pension and other employee benefits	27	231	258	29	179	208
Self-insurance	175	284	459	176	287	463
Operating taxes	129	—	129	132	—	132
Interest	59	—	59	41	—	41
Deposits, mainly from customers	68	—	68	84	—	84
Operating lease liabilities (1)	234	800	1,034	191	541	732
Deferred revenue	177	368	545	178	366	544
Other (2)	112	188	300	107	195	302
Total	$1,233	$1,871	$3,104	$1,200	$1,568	$2,768
_____________________
(1) Refer to Note 23, "Acquisitions," for further information.
(2)As of December 31, 2022, includes $13 million of restructuring liabilities related to the exit of the FMS U.K. business.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Self-insurance accruals include vehicle liability, workers’ compensation, property damage, cargo, medical and dental, which comprise our self-insurance programs.
Changes to self-insurance accruals consisted of the following:

(In millions)
Balance as of January 1, 2021	$444
Additions charged to earnings	478
Employee contributions to medical and dental self-insurance plans	89
Claim payments and write-offs	(545)
Balance as of December 31, 2021	466
Additions charged to earnings	497
Employee contributions to medical and dental self-insurance plans	95
Claim payments and write-offs	(595)
Balance as of December 31, 2022	463
Additions charged to earnings	520
Employee contributions to medical and dental self-insurance plans	103
Claim payments and write-offs	(627)
Balance as of December 31, 2023	$459

11. INCOME TAXES
The components of "Earnings from continuing operations before income taxes" and the "Provision for income taxes" from continuing operations in the Consolidated Statements of Earnings were as follows:

	Years ended December 31,
(In millions)	2023	2022	2021
Earnings from continuing operations before income taxes
United States	$479	$1,021	$560
Foreign	139	195	133
Total	$618	$1,216	$693

Provision for income taxes
Current tax expense from continuing operations:
Federal	$35	$30	$9
State	45	43	24
Foreign	17	14	12
	97	87	45
Deferred tax expense (income) from continuing operations:
Federal	88	214	112
State	(8)	23	8
Foreign	35	29	6
	115	266	126
Total	$212	$353	$171

Federal, state, and foreign net operating losses were utilized to offset current income taxes payable resulting in tax benefits of $56 million, $103 million, and $124 million in 2023, 2022 and 2021,respectively.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
A reconciliation of the federal statutory tax rate with the effective tax rate from continuing operations follows:

	Years ended December 31,
(Percentage of pre-tax earnings)	2023	2022	2021
Federal statutory tax rate	21.0%	21.0%	21.0%
Impact on deferred taxes for changes in tax rates	(0.8)%	(0.4)%	(0.3)%
State income taxes, net of federal income tax benefit	5.8%	5.1%	4.4%
Foreign rates varying from federal statutory tax rate	2.2%	(5.3)%	0.1%
FMS U.K. business exit	1.9%	3.2%	—%
Tax contingencies	(0.2)%	(0.3)%	(0.7)%
Tax credits	(1.8)%	(0.2)%	(0.3)%
Other permanent book-tax differences	0.9%	0.6%	1.8%
Change in foreign valuation allowance	(0.3)%	5.4%	(1.1)%
Currency translation adjustment	5.5%	—%	—%
Other	0.1%	—%	(0.2)%
Effective tax rate	34.3%	29.1%	24.7%

Deferred Income Taxes
The components of the net deferred income tax liability were as follows:

	December 31,
(In millions)	2023	2022
Deferred income tax assets:
Self-insurance accruals	$110	$109
Net operating loss carryforwards	94	182
Accrued compensation and benefits	87	88
Pension benefits	50	27
Deferred revenue	133	131
Other	67	25
	541	562
Valuation allowance	(87)	(88)
	454	474
Deferred income tax liabilities:
Property and equipment basis differences	(2,077)	(2,013)
Other	(22)	(18)
	(2,099)	(2,031)
Net deferred income tax liability (1)	$(1,645)	$(1,557)
_______________
(1)Deferred tax assets of $13 million and $14 million have been included in "Sales-type leases and other assets" as of December 31, 2023, and 2022.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Changes to the valuation allowance on deferred tax assets consisted of the following:

(In millions)
Balance as of January 1, 2021	$42
Credited to income tax expense	(18)
Balance as of December 31, 2021	24
Charged to income tax expense	64
Balance as of December 31, 2022	88
Credited to income tax expense	(1)
Balance as of December 31, 2023	$87
During 2021, we reevaluated our historic assertion with respect to our U.K. and Germany operations and determined that we no longer consider these earnings to be indefinitely reinvested. During 2023 and 2022, we repatriated $78 million and $282 million, respectively, of undistributed earnings from our U.K. subsidiary with minimal tax cost. As of December 31, 2023, we continue to consider these earnings no longer indefinitely reinvested and determined that there was no impact to deferred taxes. We intend to continue to permanently reinvest the earnings from our remaining foreign jurisdictions which, as of December 31, 2023, had $582 million of undistributed foreign earnings. Any future repatriations of unremitted earnings could be subject to additional federal, state and foreign income taxes, withholding taxes, and/or the tax impact of foreign currency exchange gains or losses. The determination of the amount of unrecognized deferred tax liability associated with the $582 million of undistributed foreign earnings is not practicable because of the complexities associated with the hypothetical calculations used in evaluating whether we will maintain the indefinite reinvestment assertion on the remaining foreign subsidiaries.
As of December 31, 2023, we had U.S. federal tax effected net operating loss carryforwards, before unrecognized tax benefits, of $7 million, of which $4 million is expected to expire between 2034 and 2037 and the remaining portion having an indefinite carryforward period. U.S. federal net operating loss deductions are limited to 80% of taxable income for losses generated in taxable years beginning after December 31, 2017. All of the remaining U.S. federal net operating losses as of December 31, 2023, are subject to IRC Section 382 limitations further reducing the amount available for offset in any given future year. Various U.S. subsidiaries had state tax-effected net operating loss carryforwards, before unrecognized tax benefits and valuation allowances, of $28 million that will begin to expire as follows: approximately $1 million in 2026, $23 million in years 2027 and thereafter, with the remaining $4 million having an indefinite carryforward period. We also had foreign tax effected net operating loss carryforwards of $84 million, of which $80 million is expected to expire between 2038 and 2039, and the remaining $4 million having an indefinite carryforward period. We assess the realizability of our deferred tax assets and record a valuation allowance to the extent it is determined that they are not more-likely-than-not to be realized. Due to our assessment of future sources of taxable income in various states and foreign jurisdictions, we have a cumulative valuation allowance of $87 million against our deferred tax assets as of December 31, 2023, a net decrease of $1 million from the prior year. The valuation allowance is subject to change in future years based on the availability of future sources of taxable income.
Uncertain Tax Positions
In many cases, our uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. The following table summarizes these open tax years by jurisdiction:

Jurisdiction	Open Tax Year
United States (Federal)	2013 - 2015, 2018 - 2023
Canada	2013 - 2023
Mexico	2018 - 2023
United Kingdom	2022 - 2023
Brazil (discontinued operations)	2019- 2023

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table summarizes the activity related to unrecognized tax benefits (excluding the federal benefit received from state positions):

	December 31,
(In millions)	2023	2022	2021
Balance at January 1	$34	$38	$43
Additions based on tax positions related to the current year	2	2	1
Reductions due to lapse of applicable statutes of limitation	(4)	(6)	(6)
Total before interest and penalties at December 31	32	34	38
Interest and penalties	3	3	4
Balance at December 31	$35	$37	$42
Of the total unrecognized tax benefits as of December 31, 2023, $29 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods. Unrecognized tax benefits related to federal, state and foreign tax positions may decrease $7 million by December 31, 2024, if audits are completed or tax years close during 2024.

12. LEASES
Leases as Lessor

The components of revenue from leases were as follows:

	Years ended December 31,
(In millions)	2023	2022	2021
Operating leases
Lease income related to ChoiceLease	$1,483	$1,490	$1,538
Lease income related to commercial rental (1)	$1,123	$1,286	$1,062

Sales-type leases
Interest income related to net investment in leases	$56	$45	$48

Variable lease income excluding commercial rental (1)	$308	$323	$312
________________________
(1)Lease income related to commercial rental includes both fixed and variable lease income. Variable lease income is approximately 15% of total commercial rental income based on management's internal estimates.
The components of the net investment in sales-type leases, which are included in "Receivables, net" and "Sales-type leases and other assets" in the Consolidated Balance Sheets, were as follows:

	December 31,
(In millions)	2023	2022
Net investment in the lease - lease payment receivable	$723	$598
Net investment in the lease - unguaranteed residual value in assets	43	43
	766	641
Estimated loss allowance	(4)	(6)
Total	$762	$635

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Maturities of sales-type lease receivables as of December 31, 2023, were as follows:

Years ending December 31,	(In millions)
2024	$198
2025	181
2026	169
2027	129
2028	113
Thereafter	123
Total undiscounted cash flows	913
Present value of lease payments (recognized as lease receivables)	(723)
Difference between undiscounted cash flows and discounted cash flows	$190
Operating lease payments expected to be received as of December 31, 2023, were as follows:

Years ending December 31,	(In millions)
2024	$1,238
2025	969
2026	716
2027	496
2028	333
Thereafter	300
Total undiscounted cash flows	$4,052
Leases as Lessee

The components of lease expense were as follows:

	Years ended December 31,
(In millions)	2023	2022	2021
Finance lease cost
Amortization of right-of-use-assets	$15	$13	$14
Interest on lease liabilities	2	2	2
Operating lease cost	271	199	98
Short-term lease and other	10	10	9
Variable lease cost	50	26	16
Sublease income	(41)	(39)	(27)
Total lease cost	$307	$211	$112
Operating and finance lease ROU assets and lease liabilities included in the Consolidated Balance Sheets were as follows:

	December 31,
	2023		2022
(In millions)	Operating	Finance	Operating	Finance
Noncurrent assets (1)	$1,016	$48	$715	$38
Current liabilities (2)	$234	$16	$191	$13
Noncurrent liabilities (3)	$800	$33	$541	$29
________________________
(1)Finance lease ROU assets are included in "Operating property and equipment, net" and "Revenue earning equipment, net."
(2)Operating and finance lease liabilities are included in "Accrued expenses and other current liabilities" and "Short-term debt and current portion of long-term debt," respectively.
(3)Operating and finance lease liabilities are included in "Other non-current liabilities" and "Long-term debt," respectively.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 31,
	2023	2022
Weighted-average remaining lease term
Operating	5 years	5 years
Finance	4 years	4 years
Weighted-average discount rate
Operating	5.1%	4.0%
Finance	5.0%	4.4%
Maturities of operating and finance lease liabilities were as follows (in millions):

	Operating Leases	Finance Leases
Years ending December 31,			Total
2024	$278	$18	$296
2025	252	14	265
2026	206	9	215
2027	160	6	166
2028	111	4	115
Thereafter	178	4	182
Total lease payments	1,185	55	1,239
Less: Imputed Interest	(151)	(6)	(156)
Present value of lease liabilities	$1,034	$49	$1,083
Note: Amounts may not be additive due to rounding.
As of December 31, 2023, we have entered into $62 million of additional facility operating leases that have not yet commenced. The operating leases will commence in 2024 with lease terms of generally 3 to 7 years.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
13. DEBT

	Weighted Average Interest Rate
(Dollars in millions)	December 31, 2023	December 31, 2022	Maturities	December 31, 2023	December 31, 2022
Debt:
U.S. commercial paper	5.68%	4.61%	2026	$572	$672
Trade receivables financing program	5.87%	5.14%	2024	50	50
Global revolving credit facility	—%	—%	2026	—	—
Unsecured U.S. obligations	4.13%	4.08%	2024-2027	375	375
Unsecured medium-term note issued February 2018	—%	3.40%	2023	—	450
Unsecured medium-term note issued June 2018	—%	3.75%	2023	—	450
Unsecured medium-term note issued October 2018	—%	3.88%	2023	—	300
Unsecured medium-term note issued February 2019	3.65%	3.65%	2024	600	600
Unsecured medium-term note issued August 2019	2.50%	2.50%	2024	550	550
Unsecured medium-term note issued April 2020	4.63%	4.63%	2025	400	400
Unsecured medium-term note issued May 2020	3.35%	3.35%	2025	400	400
Unsecured medium-term note issued December 1995	6.95%	6.95%	2025	150	150
Unsecured medium-term note issued November 2021	6.15%	5.29%	2026	300	300
Unsecured medium-term note issued November 2019	2.90%	2.90%	2026	400	400
Unsecured medium-term note issued February 2022	4.50%	3.57%	2027	450	450
Unsecured medium-term note issued May 2022	4.30%	4.30%	2027	300	300
Unsecured medium-term note issued February 2023	5.65%	—%	2028	500	—
Unsecured medium-term note issued May 2023	5.25%	—%	2028	650	—
Unsecured medium-term note issued November 2023	6.30%	—%	2028	400	—
Unsecured medium-term note issued November 2023	6.60%	—%	2033	600	—
Unsecured foreign obligations	2.88%	2.88%	2024	50	50
Asset-backed U.S. obligations (1)	3.40%	2.98%	2024-2030	382	477
Finance lease obligations and other			2024-2031	49	42
				7,178	6,416
Fair market value adjustment on medium-term notes (2)				(34)	(46)
Debt issuance costs and original issue discounts				(30)	(18)
Total debt (3)				7,114	6,352
Short-term debt and current portion of long-term debt				(1,583)	(1,349)
Long-term debt				$5,531	$5,003
_______________
(1)Asset-backed U.S. obligations are financing transactions backed by a portion of our revenue earning equipment.
(2)Included in "Other non-current liabilities" within the Consolidated Balance Sheets. The notional amount of the executed interest rate swaps designated as fair value hedges was $500 million as of both December 31, 2023 and December 31, 2022.
(3)The unsecured medium-term notes bear semi-annual interest.

The fair value of total debt (excluding finance lease and asset-backed U.S. obligations) was approximately $6.8 billion and $5.7 billion as of December 31, 2023 and 2022, respectively. For publicly-traded debt, estimates of fair value were based on market prices. For other debt, fair value was estimated based on a model-driven approach using rates currently available to us for debt with similar terms and remaining maturities. The fair value measurements of our publicly-traded debt and our other debt were classified within Level 2 of the fair value hierarchy.

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

The following table includes our debt proceeds and repayments in 2023:

(In millions)	Debt Proceeds		Debt Repayments
Medium-term notes (1)	$2,135	Medium-term notes	$1,200
U.S. and foreign term loans, finance lease obligations and other	172	U.S. and foreign term loans, finance lease obligations and other	281
Total debt proceeds	$2,307	Total debt repaid	$1,481
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
Contractual maturities of total debt, excluding finance lease obligations, are as follows:

Years ending December 31,	(In millions)
2024	$1,569
2025	1,089
2026	1,347
2027	938
2028	1,565
Thereafter	621
Total	7,129
Finance lease obligations (Refer to Note 12, "Leases")	49
Total long-term debt	$7,178

Global Revolving Credit Facility

We maintain a $1.4 billion global revolving credit facility, which supports U.S. and Canadian commercial paper programs, with a syndicate of eleven lending institutions and expires in December 2026. The agreement provides for annual facility fees which range from 7.0 to 17.5 basis points based on our long-term credit ratings. The annual facility fee is 10.0 basis points as of December 31, 2023. The credit facility is primarily used to finance working capital and vehicle purchases, but can also be used to issue up to $75 million in letters of credit (there were no letters of credit outstanding against the facility as of December 31, 2023). At our option, the interest rate on borrowings under the credit facility is based on specific risk-free rates. The credit facility contains no provisions limiting its availability in the event of a material adverse change to our business operations; however, the credit facility does contain standard representations and warranties, events of default, cross-default provisions, and certain affirmative and negative covenants. As of December 31, 2023, there was $828 million available under the credit facility.

In order to maintain availability of funding, we must maintain a ratio of debt to Consolidated Net Worth of less than or equal to 300%. Consolidated Net Worth, as defined in the credit facility, represents shareholders' equity excluding any accumulated other comprehensive income or loss associated with our pension and other postretirement plans as well as currency translation adjustment as reported in our consolidated balance sheet. Consolidated Net Worth also adds back the after-tax charge to shareholders' equity, which resulted from our adoption of the new lease accounting standard as of December 31, 2018 (amortized quarterly to 50% of the charge over a 7 year period) and any potential non-cash FMS goodwill impairment charges, should they occur, up to a maximum amount. As of December 31, 2023, the ratio was 178%.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
In April 2023, certain terms of our global revolving credit facility were amended. Pursuant to the amendment, among other items, (i) the definition of Consolidated Net Worth was revised to exclude impacts from our exit of the FMS U.K. business, (ii) LIBOR was replaced as an available benchmark interest rate with term secured overnight financing rate (SOFR), and (iii) the maximum absolute dollar amounts for our trade receivables financing program and asset-backed financings were removed and the percentage-based maximum amounts were substantially increased.

Our global revolving credit facility enables us to refinance short-term obligations on a long-term basis. Short-term commercial paper obligations are classified as long-term as we have both the intent and ability to refinance on a long-term basis.
Trade Receivables Financing Program

We maintain a $300 million trade receivables purchase and sale program, pursuant to which we sell certain of our domestic trade accounts receivable to a bankruptcy remote, consolidated subsidiary of Ryder, that in turn sells, on a revolving basis, an ownership interest in certain of these accounts receivable to a committed purchaser. The subsidiary is considered a VIE and is consolidated based on our control of the entity’s activities. We use this program to provide additional liquidity to fund our operations, particularly when it is cost effective to do so. The costs under the program may vary based on changes in interest rates. The credit facility has a commitment fee of 35 to 45 basis points dependent on the utilization of the credit facility, which includes both borrowings and letters of credit that are supported by the credit facility. Borrowings bear interest at a variable interest rate based on the 30-day term SOFR rate plus 90 basis points or the A1/P1 commercial paper yield rate plus 80 basis points. In April 2023, we extended the trade receivables financing program for an additional year to April 2024. As of December 31, 2023, the available proceeds under the program were $167 million, net of short-term borrowings of $50 million and issued letter of credit outstanding of $83 million. The program contains provisions restricting its availability in the event of a material adverse change to our business operations or the collectability of the collateralized receivables. Sales of receivables under this program are accounted for as secured borrowings based on our continuing involvement in the transferred assets.

14. GUARANTEES

We have executed various agreements with third parties that contain standard indemnifications that may require us to indemnify a third party against losses arising from a variety of matters, such as lease obligations, financing agreements, environmental matters, and agreements to sell business assets, if they bring a claim against us. Additionally, we have entered into individual indemnification agreements with each of our independent directors, through which we will indemnify such director acting in good faith against any and all losses, expenses and liabilities arising out of such director’s service as a director. The maximum amount of potential future payments under these agreements is generally unlimited.

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

As of December 31, 2023 and 2022, we had letters of credit and surety bonds outstanding, which primarily guarantee various insurance activities as noted in the following table:

	December 31,
(In millions)	2023	2022
Letters of credit	$301	$351
Surety bonds	$165	$162

15. SHARE REPURCHASE PROGRAMS

We currently maintain two share repurchase programs approved by our board of directors in October 2023. The first program authorized management to repurchase up to 2 million shares issued to employees under our employee stock plans since August 31, 2023, under a new anti-dilutive program (the "2023 Anti-Dilutive Program"). The second program grants management discretion to repurchase up to 2 million shares of common stock over a period of two years under a new discretionary share repurchase program (the "October 2023 Discretionary Program"). Both the 2023 Anti-Dilutive Program and the October 2023 Discretionary Program commenced October 12, 2023, and expire October 12, 2025. Share repurchases under

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
both programs can be made from time to time using our working capital and other borrowing sources. Shares are repurchased under open-market transactions and trading plans established pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The timing and actual number of shares repurchased are subject to market conditions, legal requirements and other factors, including balance sheet leverage, availability of acquisitions and stock price.

In February 2023, our board of directors authorized a discretionary share repurchase program to grant management discretion to repurchase up to 2 million shares of common stock over a period of two years (the "February 2023 Discretionary Program"). The February 2023 Discretionary Program was completed in September 2023.

In October 2021, our board of directors authorized two share repurchase programs. The first program granted management discretion to repurchase up to 2.0 million shares of common stock over a period of two years (the "2021 Discretionary Program"). The 2021 Discretionary Program was completed in November 2022. The second program authorized management to repurchase up to 2.5 million shares of common stock, issued to employees under our employee stock plans since September 1, 2021 (the "2021 Anti-Dilutive Program"). The 2021 Anti-Dilutive Program commenced on October 14, 2021 and expired on October 14, 2023. The 2021 Anti-Dilutive Program replaced the 2019 anti-dilutive program, which expired in December 2021.

The discretionary share repurchase programs are designed to provide management with capital structure flexibility while concurrently managing objectives related to balance sheet leverage, acquisition opportunities, and shareholder returns. The anti-dilutive share repurchase programs are designed to mitigate the dilutive impact of shares issued under our employee stock plans.

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

The following table provides the activity for shares repurchased and retired:

	Years ended December 31,
	2023		2022		2021
(In millions)	Shares	Amount	Shares	Amount	Shares	Amount
2023 Anti-Dilutive Program	0.1	$11	—	$—	—	$—
2021 Anti-Dilutive Program	1.0	96	0.9	78	—	—
2019 Anti-Dilutive Program	—	—	—	—	0.7	57
Anti-Dilutive Programs	1.1	107	0.9	78	0.7	57

October 2023 Discretionary Program	0.4	44	—	—	—	—
February 2023 Discretionary Program	2.0	186	—	—	—	—
2021 Discretionary Program	—	—	2.0	179	—	—
Discretionary Programs	2.4	230	2.0	179	—	—

2022 Accelerated share repurchase program	—	—	4.0	300	—	—
Total	3.6	$337	7.0	$557	0.7	$57
_____________________
Amounts in the table may not be additive due to rounding.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
16. ACCUMULATED OTHER COMPREHENSIVE LOSS

Comprehensive income presents a measure of all changes in shareholders’ equity except for changes resulting from transactions with shareholders in their capacity as shareholders. The following summary sets forth the components of Accumulated other comprehensive loss, net of taxes:

(In millions)	Currency Translation Adjustments	Net Actuarial (Loss) Gain and Prior Service Costs	Unrealized (Loss) Gain from Cash Flow Hedges	Accumulated Other Comprehensive (Loss) Gain
December 31, 2021	$(153)	$(529)	$(7)	$(689)
Other comprehensive income (loss), net of taxes, before reclassifications	(85)	(53)	12	(126)
Amounts reclassified from AOCI, net of taxes	—	16	3	19
Net current-period Other comprehensive income (loss), net of taxes	(85)	(37)	15	(107)
December 31, 2022	(238)	(566)	8	(796)
Other comprehensive income (loss), net of taxes, before reclassifications	37	(91)	(1)	(55)
Amounts reclassified from AOCI, net of taxes	183	20	(7)	196
Net current-period Other comprehensive income (loss), net of taxes	220	(71)	(8)	141
December 31, 2023	$(18)	$(637)	$—	$(655)

In 2023, we recognized a non-cash, cumulative currency translation adjustment loss of $183 million as a result of the FMS U.K. business exit, which is included in "Currency translation adjustment loss" in our Consolidated Statements of Earnings. The cumulative currency translation adjustment loss had no impact on our consolidated financial position or cash flows.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
17. EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per common share from continuing operations:

	Years ended December 31,
(Dollars in millions, except per share amounts; share amounts in thousands)	2023	2022	2021
Earnings per common share — Basic
Earnings from continuing operations	$406	$863	$522
Less: Distributed and undistributed earnings allocated to unvested stock	(2)	(5)	(2)
Earnings from continuing operations available to common shareholders	$404	$858	$520

Weighted average common shares outstanding	45,383	49,549	52,338

Earnings from continuing operations per common share — Basic	$8.89	$17.32	$9.92

Earnings per common share — Diluted
Earnings from continuing operations	$406	$863	$522
Less: Distributed and undistributed earnings allocated to unvested stock	—	—	(2)
Earnings from continuing operations available to common shareholders — Diluted	$406	$863	$520

Weighted average common shares outstanding — Basic	45,383	49,549	52,338
Effect of dilutive equity awards	1,104	1,337	1,170
Weighted average common shares outstanding — Diluted	46,486	50,887	53,508

Earnings from continuing operations per common share — Diluted	$8.73	$16.96	$9.70

Anti-dilutive equity awards not included in diluted EPS	825	662	682
____________________
Amounts in the table may not recalculate due to rounding of earnings and shares.

18. SHARE-BASED COMPENSATION PLANS

The following table provides information on Share-based compensation expense and related income tax benefits recognized:

	Years ended December 31,
(In millions)	2023	2022	2021
Unvested stock awards	$42	$44	$44
Stock option and employee stock purchase plans	2	2	3
Share-based compensation expense	44	46	47
Income tax benefit	(6)	(6)	(7)
Share-based compensation expense, net of tax	$38	$40	$40

Total unrecognized pre-tax compensation expense related to share-based compensation arrangements as of December 31, 2023 was $42 million and is expected to be recognized over a weighted-average period of approximately 1.7 years. The total fair value of equity awards vested was $41 million, $31 million and $27 million during 2023, 2022 and 2021, respectively. The total cash received from employees under all share-based employee compensation arrangements, net of shares withheld for taxes, was $2 million, $14 million and $30 million during 2023, 2022 and 2021, respectively.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Share-Based Incentive Awards

Share-based incentive awards are provided to employees under the terms of various share-based compensation plans (collectively, the Plans). The Plans are administered by the compensation committee of the board of directors and principally include grants of RSUs.

Restricted Stock Units

RSUs entitle the holder to receive one share of Ryder common stock for each RSU granted. Under the terms of our Plans, dividends on RSUs are paid only upon vesting of the award, and the amount of dividends paid is equal to the aggregate dividends declared on common shares during the period from the date of grant of the award until the date the shares underlying the award are delivered. The common stock underlying RSUs is not deemed issued or outstanding upon grant, and does not carry any voting rights. As of December 31, 2023, there are 7.8 million shares authorized for issuance under the Plans and 3.4 million shares remaining available for future grants.

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
In 2023, 2022 and 2021, PBRSRs were awarded based on adjusted return on equity (ROE), strategic revenue growth (SRG), and free cash flow (FCF). Our TSR will be compared against the TSR of each of the companies in a custom peer group to determine our TSR percentile rank versus this custom peer group. The number of PBRSRs will then be adjusted based on this rank.

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

The following is a summary of activity for RSUs as of and for the year ended December 31, 2023:

	Time-Vested (1)		Performance-Based (2)
(Shares in millions)	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Unvested stock awards at January 1, 2023	1.1	$61.03	0.5	$55.94
Granted	0.2	95.61	0.1	101.25
Vested	(0.6)	54.09	(0.2)	37.37
Unvested stock awards at December 31, 2023	0.7	$75.55	0.4	$82.11
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

We have not granted stock option awards since 2019. As of December 31, 2023, we had options outstanding and exercisable of 0.9 million with a weighted-average exercise price of $72.37 and a weighted average-remaining contractual term of 3.1 years. As of December 31, 2022, we had options outstanding of 1.2 million with a weighted-average exercise price of $74.18 and a weighted average-remaining contractual term of 3.6 years.

The aggregate intrinsic values (the difference between the close price of our stock on the last trading day of the year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders if all options were exercised at year-end was $37 million as of December 31, 2023. This amount fluctuates based on the fair market value of our stock. The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option-pricing valuation model. We use historical data to estimate stock option forfeitures.

Employee Stock Purchase Plan

We maintain an Employee Stock Purchase Plan (ESPP) that enables eligible employees in the U.S. and Canada to purchase full or fractional shares of Ryder common stock through payroll deductions of a specific dollar amount or up to 15% of eligible compensation during quarterly offering periods. The price is based on the fair market value of the stock on the last trading day of the quarter. Stock purchased under the ESPP must be held for 90 days or one year for officers. There were 7.5 million shares authorized for issuance under the existing ESPP as of December 31, 2023. There were 1.6 million shares remaining available to be purchased in the future under the ESPP as of December 31, 2023.

The following table presents the shares purchased and the related weighted-average purchase price under the ESPP:

	Years ended December 31,
	2023	2022	2021
Shares purchased	152,000	171,000	160,000
Weighted average purchase price	$82.81	$65.50	$66.75

19. EMPLOYEE BENEFIT PLANS

Pension Plans

We historically sponsored several defined benefit pension plans covering most employees not covered by union-administered plans, including certain employees in foreign countries. These plans generally provided participants with benefits based on years of service and career-average compensation levels.

In past years, we made amendments to defined benefit retirement plans that froze the retirement benefits for non-grandfathered and certain non-union employees in the U.S., Canada and the U.K. As of December 31, 2023, our U.S., Canadian and U.K. pension plans are frozen for all remaining active employees. These employees have ceased accruing further benefits under the defined benefit pension plans and began receiving benefits under enhanced defined contribution plans. All pension benefits earned were fully preserved and will be paid in accordance with plan and legal requirements. We recognized curtailment losses in 2020 of $9 million in Non-operating pension costs, net with an offset to Accumulated other comprehensive loss as a result of the freeze of the pension plans. We maintain an active $12 million unfunded pension plan in Mexico.

In September 2023, we executed a bulk annuity contract with a U.K. insurance company to fully settle our $250 million U.K. pension benefit obligation. This transaction secured all future pension benefits to the pension plan members. We are targeting a pension plan termination in 18-24 months. At that time, the pension plan will distribute individual annuities to each pension plan member and the U.K. insurance company will assume all administrative and financial responsibilities of the

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
pension plan. This bulk annuity transaction will have no impact to our financial position or statement of earnings until we terminate the pension plan.

We also have a non-qualified supplemental pension plan covering certain U.S. employees, which provides for incremental pension payments so that the participants' payments equal the amounts that could have been received under our qualified pension plan if it were not for limitations imposed by income tax regulations. The accrued pension liability related to this plan was $45 million as of December 31, 2023 and 2022.

Net Pension Expense

Components of net pension expense for defined benefit pension plans were as follows:

	Years ended December 31,
(In millions)	2023	2022	2021
Company-administered plans:
Service cost	$1	$1	$1
Interest cost	90	63	58
Expected return on plan assets	(77)	(74)	(86)
Amortization of net actuarial loss and prior service cost	27	21	28
Net pension expense	$41	$11	$1

Company-administered plans:
U.S.	$31	$13	$9
Non-U.S.	10	(2)	(8)
Net pension expense	$41	$11	$1

Non-operating pension costs, net include the amortization of net actuarial loss and prior service cost, interest cost and expected return on plan assets components of pension and postretirement benefit costs, as well as any significant charges for settlements or curtailments if recognized.

The following table sets forth the weighted-average actuarial assumptions used in determining our annual net pension expense:

	U.S. Plans Years ended December 31,			Non-U.S. Plans Years ended December 31,
	2023	2022	2021	2023	2022	2021
Discount rate	5.50%	2.95%	2.60%	5.05%	2.14%	1.53%
Expected long-term rate of return on plan assets	5.40%	3.60%	3.90%	3.80%	2.79%	3.89%
Gain and loss amortization period (years)	20	21	21	24	25	24

The return on plan assets assumption reflects the weighted-average of the expected long-term rates of return for the broad categories of investments held in the plans net of fees. The expected long-term rate of return is adjusted when there are fundamental changes in expected returns or in asset allocation strategies of the plan assets.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Obligations and Funded Status

The following table sets forth the benefit obligations, assets and funded status associated with our pension plans:

(In millions)	2023	2022
Change in benefit obligations:
Benefit obligations at January 1	$1,705	$2,344
Service cost	1	1
Interest cost	90	63
Actuarial loss (gain)	155	(547)
Pension curtailment and settlement	—	1
Benefits paid	(111)	(111)
Foreign currency exchange rate changes	18	(46)
Benefit obligations at December 31	1,858	1,705

Change in plan assets:
Fair value of plan assets at January 1	1,600	2,294
Actual return on plan assets	114	(549)
Employer contribution	21	23
Benefits paid	(111)	(111)
Foreign currency exchange rate changes	18	(57)
Fair value of plan assets at December 31	1,642	1,600
Funded status	$(216)	$(105)
Funded percent	88%	94%

The funded status of our pension plans was presented in the Consolidated Balance Sheets as follows:

	December 31,
(In millions)	2023	2022
Noncurrent asset	$7	$65
Current liability	(4)	(4)
Noncurrent liability	(219)	(166)
Net amount recognized	$(216)	$(105)
Amounts recognized in Accumulated other comprehensive loss (pre-tax) consisted of:

	December 31,
(In millions)	2023	2022
Prior service cost	$26	$3
Net actuarial loss	830	759
Net amount recognized	$856	$762

In 2024, we expect to amortize $31 million of net actuarial loss and prior service cost as a component of pension expense.

The following table sets forth the weighted-average actuarial assumptions used in determining funded status:

	U.S. Plans December 31,		Non-U.S. Plans December 31,
	2023	2022	2023	2022
Discount rate	5.15%	5.50%	4.25%	5.05%

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
As of December 31, 2023 and 2022, our total accumulated benefit obligations, as well as our pension plan obligations (projected benefit obligations (PBO) and accumulated benefit obligations (ABO)) in excess of the fair value of the related plan assets, for our U.S. and foreign plans were as follows:

	U.S. Plans December 31,		Non-U.S. Plans December 31,		Total December 31,
(In millions)	2023	2022	2023	2022	2023	2022
Total accumulated benefit obligations	$1,444	$1,387	$411	$316	$1,855	$1,703
Plans with pension obligations in excess of plan assets:
PBO	1,444	1,387	352	11	1,796	1,398
ABO	1,444	1,387	349	9	1,793	1,396
Fair value of plan assets	1,241	1,229	—	—	1,241	1,229
Investment Policy and Fair Value of Plan Assets
We have a liability hedging investment strategy for our qualified pension plans that reduces the volatility of our pension assets relative to our pension liabilities. The overall objective is to achieve attractive risk-adjusted returns that will balance the liquidity requirements related to the plans’ liabilities while striving to minimize the risk of significant funded status deterioration. As the funded status of each plan improves, we (1) gradually increase the liability hedging portfolio, which consists of high quality, longer-term fixed income securities and (2) reduce our allocation of equity investments. The plans utilize several investment strategies, including actively and passively managed fixed income strategies and passively managed equity strategies. The investment policy establishes targeted allocations for each asset class that incorporate measures of asset and liability risks. Deviations between actual pension plan asset allocations and targeted asset allocations may occur as a result of investment performance and changes in the funded status from time to time. Rebalancing of our pension plan asset portfolios is evaluated periodically and rebalanced if actual allocations exceed an acceptable range. U.S. plans account for approximately 76% of our total pension plan assets. Fixed income and equity securities in our international plans include actively and passively managed funds.

The following table presents the fair value of each major category of pension plan assets and the level of inputs used to measure fair value as of December 31, 2023 and 2022:

(In millions)	Fair Value Measurements at December 31, 2023
Asset Category	Total	Level 1	Level 2		Level 3
Commingled funds:
Equity funds	$155	$—	$155		$—
Fixed income funds	70	—	65		5
Fixed income securities	969	—	969	0	—
Alternative investments:
Private equity fund	38	—	—		38
Hedge fund	67	—	—		67
Bulk annuity contract	327	—	—		327
Cash and cash equivalents	16	—	16		—
Total	$1,642	$—	$1,205		$437

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In millions)	Fair Value Measurements at December 31, 2022
Asset Category	Total	Level 1	Level 2	Level 3
Commingled funds:
Equity funds	$173	$—	$173	$—
Fixed income funds	395	—	390	5
Fixed income securities	917	—	917	—
Alternative investments:
Private equity fund	47	—	—	47
Hedge fund	63	—	—	63
Cash and cash equivalents	5	—	5	—
Total	$1,600	$—	$1,485	$115

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

Bulk annuity contract — The bulk annuity contract is a U.K insurance policy issued by an authorized U.K. life insurer. This contract is valued by the insurer using unobservable inputs not traded on an open market. Accordingly, this contract was categorized as Level 3.

The following table presents a summary of changes in the fair value of the pension plans’ Level 3 assets for 2023 and 2022:

(In millions)	2023	2022
Beginning balance at January 1	$115	$122
Return on plan assets:
Relating to assets still held at the reporting date	(3)	(9)
Purchases, sales, settlements and expenses	325	2
Ending balance at December 31	$437	$115

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Funding Policy and Contributions

The funding policy for these plans is to make contributions when required by statute. We may, from time to time, make voluntary contributions to our pension plans, which exceed the amount required by statute. The majority of the plans’ assets are invested in a master trust that, in turn, is invested primarily in commingled funds whose investments are listed stocks and bonds. During 2023, total global pension contributions were $21 million compared with $23 million in 2022. We estimate total 2024 required contributions to our pension plans to be approximately $4 million, and we do not expect to make voluntary contributions.

Estimated Future Benefits Payments

The following table details pension benefits expected to be paid in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter:

(In millions)
2024	$206
2025	154
2026	141
2027	136
2028	130
2029-2033	600

Savings Plans
Employees who are not covered by union-administered plans are generally eligible to participate in enhanced savings plans. These plans provide for (1) a company contribution even if employees do not make contributions for employees hired before January 1, 2016, (2) a company match of employee contributions of eligible pay, subject to tax limits and (3) a discretionary company match. Savings plan costs totaled $48 million, $49 million and $45 million in 2023, 2022 and 2021, respectively.

Deferred Compensation and Long-Term Compensation Plans
We have deferred compensation plans that permit eligible U.S. employees, officers and directors to defer a portion of their compensation. The deferred compensation liability, including Ryder matching amounts and accumulated earnings, was $108 million and $85 million as of December 31, 2023 and 2022, respectively.

We have established grantor trusts (Rabbi Trusts) to provide funding for benefits payable under the supplemental pension plan, deferred compensation plans and long-term incentive compensation plans. The assets held in the trusts were $109 million and $85 million as of December 31, 2023 and 2022, respectively. The Rabbi Trusts’ assets consist of short-term cash investments and a managed portfolio of equity securities, including our common stock. These assets, except for the investment in our common stock, are included in “Sales-type leases and other assets” because they are available to our general creditors in the event of insolvency. The equity securities are classified as trading securities and stated at fair value. The realized and unrealized investment income (loss) recognized in "Miscellaneous income, net" was a $17 million income for 2023, $15 million loss for 2022 and $11 million of income for 2021. The Rabbi Trusts’ investments in our common stock as of both December 31, 2023 and 2022 were not material. Investments held in Rabbi Trusts are assets measured at fair value on a recurring basis. All investments are considered Level 1 of the fair value hierarchy.

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

	Years ended December 31,
(In millions)	2023	2022	2021
FMS Europe results (1)	$6	$—	$10
Gains on sale of U.K. revenue earning equipment (2)	(2)	(49)	—
Gains on sale of U.K. properties (3)	(9)	(36)	(37)
Commercial claims proceeds, net of fees (1)	(31)	(12)	—
Severance and other, net (1)	4	15	—
FMS U.K. exit	(32)	(82)	(27)
Currency translation adjustment loss	188	—	—
ERP Implementation costs (1)	—	—	13
Other, net (1) (3)	1	(1)	4
Other items impacting comparability, net	$157	$(83)	$(10)
_______________________
(1)Included within "Restructuring and other items, net" in our Consolidated Statements of Earnings.
(2)Included within "Used vehicle sales, net" in our Consolidated Statements of Earnings.
(3)Included within "Miscellaneous income, net" in our Consolidated Statements of Earnings.

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

Securities Litigation Relating to Residual Value Estimates

On May 20, 2020, a putative class action on behalf of purchasers of our securities who purchased or otherwise acquired their securities between July 23, 2015 and February 13, 2020, inclusive ("Class Period"), was commenced against Ryder and certain of our current and former officers in the U.S. District Court for the Southern District of Florida (the "Securities Class Action"). The complaint alleges, among other things, that the defendants misrepresented Ryder's depreciation policy and residual value estimates for its vehicles during the Class Period in violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seeks to recover, among other things, unspecified compensatory damages and attorneys' fees and costs. On August 3, 2020, the State of Alaska, Alaska Permanent Fund, the City of Fort Lauderdale General Employees' Retirement System, and the City of Plantation Police Officers Pension Fund were appointed lead plaintiffs. On October 5, 2020, the lead plaintiffs filed an amended complaint. On December 4, 2020, Ryder and the other named defendants in the case filed a Motion to Dismiss the amended complaint. On May 12, 2022, the court denied the defendants' motion to dismiss. The court entered a case management schedule on June 27, 2022, which, among other things, provided that discovery shall be completed by October 2023 and trial shall commence in June 2024. On April 18, 2023, the parties reached an agreement in principle to resolve the Securities Class Action, and the court entered an order staying the case discovery deadlines. On May 19, 2023, plaintiffs filed an unopposed Motion for Preliminary Approval of the settlement, with corresponding settlement documentation. On August 11, 2023, the court entered an order directing the plaintiffs to file a renewed Motion for Preliminary Approval of the settlement with specified changes to the settlement documentation, which was filed on August 17, 2023. The renewed Motion for Preliminary Approval of the settlement remains pending court approval. We expect that the settlement amount will be covered by insurance, and accordingly is not material to our financial position or results of operations.

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

Environmental Matters

Our operations involve storing and dispensing petroleum products, primarily diesel fuel, regulated under environmental protection laws. These laws require us to eliminate or mitigate the effect of such substances on the environment. In response to these requirements, we continually upgrade our operating facilities and implement various programs to detect and minimize contamination. In addition, we have received notices from the Environmental Protection Agency (EPA) and others that we have been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act; the Superfund Amendments and Reauthorization Act; and similar state statutes. We may be required to share in the cost of cleanup of 22 identified disposal sites and have established loss provisions for matters in which losses are probable and can be reasonably estimated. We believe that the resolution of these matters will not have a material effect on our consolidated financial statements.

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

22. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information was as follows:

	As of and for the years ended December 31,
(In millions)	2023	2022	2021
Interest paid	$269	$214	$208
Income taxes paid	$96	$115	$45
Cash paid for operating lease liabilities	$249	$184	$98
Right-of-use assets obtained in exchange for lease obligations:
Finance leases	$26	$12	$15
Operating leases	$477	$340	$108
Capital expenditures acquired but not yet paid	$244	$199	$179

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
23. ACQUISITIONS
The following table provides the preliminary and final purchase price allocations for IFS and Whiplash, respectively, of the fair value of the assets and liabilities as of the acquisition date. The excess of the purchase consideration over the aggregate estimated fair values of identifiable assets acquired and liabilities assumed was recorded as goodwill:

	November 1, 2023	January 1, 2022
(In millions)	IFS	Whiplash
Assets:
Total current assets	$39	$92
Operating property and equipment, net	20	40
Goodwill	79	280
Intangible assets, net	131	150
Sales-type leases and other assets	59	196
Total assets	328	758

Liabilities:
Total current liabilities	40	106
Other non-current liabilities	33	169
Total liabilities	73	275
Net assets acquired	$255	$483
On November 1, 2023, we acquired all the outstanding equity of IFS, which specializes in contract packaging, contract manufacturing and warehousing, primarily in the consumer packaged goods, retail, and healthcare industries, for an approximate purchase price of $255 million. The acquisition is included within the consumer packaged goods industry vertical in our SCS business segment and expands the product offerings that we can offer to our customers.
We believe that we have sufficient information to provide a reasonable basis for estimating the fair values of assets acquired and liabilities assumed. The purchase price excludes certain items to be resolved post-closing with the seller, which may result in additional adjustments to the final purchase price. Therefore, the provisional measurements of estimated fair values reflected are subject to change. We expect to finalize the valuation and complete the purchase consideration allocation no later than one year from the acquisition date. The goodwill recognized reflects anticipated supply chain services growth opportunities and expected synergies of combining IFS with our business. All of the goodwill is expected to be deductible for income tax purposes. All of the intangible assets acquired relates to customer relationship and is expected to be amortized over 11 to 14 years.

On January 1, 2022, we acquired all the outstanding equity of Whiplash, a leading national provider of omnichannel fulfillment and logistics services for a purchase price of $483 million. The acquisition is included in our SCS business segment, and will expand our e-commerce and omnichannel fulfillment network. The purchase price allocation of estimated fair values reflected were finalized during the fourth quarter of 2022. The goodwill recognized reflects anticipated supply chain services growth opportunities and expected synergies of combining Whiplash with our business. None of the goodwill is deductible for income tax purposes. Customer relationship intangible assets are expected to be amortized over 13 years. The cash paid from escrow during 2022 is reflected in "Acquisitions, net of cash acquired" in the Consolidated Statement of Cash Flows for the year ended December 31, 2022.

For the year ended December 31, 2022, we paid $32 million, net of cash acquired, related to other business combinations, primarily within the SCS segment, which resulted in additions to goodwill and intangible assets of $11 million and $6 million, respectively. On November 1, 2021, we acquired all the outstanding equity of Midwest, a warehousing, distribution, and transportation company based in Woodbridge, IL for a purchase price of $284 million. The acquisition is included in our SCS business segment.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Subsequent Event
On February 1, 2024, we acquired all the outstanding equity of CLH Parent Corporation (Cardinal Logistics) for a purchase price of $290 million. Cardinal Logistics is a leading customized dedicated contract carrier in North America, providing dedicated fleets and professional drivers, as well as complementary freight brokerage services, last-mile delivery and contract logistics services. Cardinal Logistics primarily serves the consumer packaged goods, omnichannel retail, automotive, and industrial verticals. This acquisition increases our scale and network density and further advances our strategy to accelerate growth in dedicated.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including Ryder’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2023, Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective.
Management’s Report on Internal Control over Financial Reporting
We excluded IFS Holdings, LLC, a holding company for Impact Fulfillment Services, LLC (IFS) from our assessment of internal control over financial reporting as of December 31, 2023, because it was acquired in a purchase business combination during the year ended December 31, 2023. The total assets and total revenues of IFS, a wholly-owned subsidiary, represented less than 1% of the related consolidated financial statement amounts as of and for the year ended December 31, 2023.
Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set out in Item 8 of Part II of this Form 10-K Annual Report.
Changes in Internal Controls over Financial Reporting
During the three months ended December 31, 2023, there were no changes in Ryder’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect such internal control over financial reporting.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table includes information as of December 31, 2023, about certain plans that provide for the issuance of common stock in connection with the exercise of stock options and other share-based awards.

Plans	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (a)
	(a)		(b)		(c)
Equity compensation plans approved by security holders:
Broad based employee and non-employee directors' stock plan	2,023,650	(1)	$72.37	(2)	3,410,450	(3)
Employee stock purchase plan	—		—		1,584,791
Total	2,023,650		$72.37		4,995,241
_______________
(1)Includes broad based employee stock options and other share-based awards of 864,824 stock options, 569,983 time-vested restricted stock units and 334,986 performance-based restricted stock units calculated at target. Includes non-employee directors' units of 249,138 time-vested restricted stock units, as well as 4,719 time-vested restricted stock units awarded to non-executive directors and vested but not exercisable until six months after the director's retirement. Refer to Note 18, "Share-Based Compensation Plans", for additional information.
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

(a)Items A through H and are presented on the following pages of this Form 10-K Annual Report:
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

10.10*	The Officer Severance Plan
10.11*	Form of Terms and Conditions Applicable to Restricted Stock Rights issued under the Amended and Restated Ryder System, Inc. 2019 Equity and Incentive Compensation Plan
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

Exhibit Number	Description
10.41*
First Amendment to Third Amended and Restated Global Revolving Credit Agreement, dated as of December 14, 2021, by and among Ryder System, Inc., certain Ryder subsidiaries, and the lenders and agents named therein

10.42*
Ryder System, Inc. Amended and Restated 2019 Equity and Incentive Compensation Plan, effective as of May 5, 2023, previously filed with the Commission on March 15, 2023 as Appendix A to Ryder System, Inc.'s Definitive Proxy Statement on Schedule 14A, is incorporated by reference into this report

10.43*	The Form of Amended and Restated Severance Agreement for Executive Officers (other than the Chief Executive Officer)
10.44*	The Form of Amended and Restated Severance Agreement for the Chief Executive Officer
21.1	List of subsidiaries of the registrant, with the state or other jurisdiction of incorporation or organization of each, and the name under which each subsidiary does business.
23.1
PricewaterhouseCoopers LLP consent to the incorporation by reference in certain Registration Statements on Form S-8 and on Form S-3 of their report on the financial statements and financial statement schedule and effectiveness of internal control over financial reporting of Ryder System, Inc.

24.1
Manually executed powers of attorney for each of:

Robert J. Eck, Robert A. Hagemann, Michael F. Hilton, Tamara L. Lundgren, Luis P. Nieto, Jr., David G. Nord, Abbie J. Smith, E. Follin Smith, Dmitri L. Stockton, Charles M. Swoboda

31.1	Certification of Robert E. Sanchez pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of John J. Diez pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32	Certification of Robert E. Sanchez and John J. Diez pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350.
97.1	The Ryder System, Inc Policy for the Recoupment of Erroneously Awarded Compensation from Executive Officers
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
___________________
* Management contract or compensation plan arrangement pursuant to Item 601(b)(10) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 20, 2024	RYDER SYSTEM, INC.

By: /s/ ROBERT E. SANCHEZ
Robert E. Sanchez
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 20, 2024	By: /s/ ROBERT E. SANCHEZ
Robert E. Sanchez
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 20, 2024	By: /s/ JOHN J. DIEZ
John J. Diez
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	February 20, 2024	By: /s/ CRISTINA GALLO-AQUINO
Cristina Gallo-Aquino
Senior Vice President and Controller
(Principal Accounting Officer)

Date:	February 20, 2024	By: ROBERT J. ECK *
Robert J. Eck
Director

Date:	February 20, 2024	By: ROBERT A. HAGEMANN *
Robert A. Hagemann
Director

Date:	February 20, 2024	By: MICHAEL F. HILTON*
Michael F. Hilton
Director

Date:	February 20, 2024	By: TAMARA L. LUNDGREN*
Tamara L. Lundgren
Director

Date:	February 20, 2024	By: LUIS P. NIETO, JR. *
Luis P. Nieto, Jr.
Director

Date:	February 20, 2024	By: DAVID G. NORD *
David G. Nord
Director

Date:	February 20, 2024	By: ABBIE J. SMITH *
Abbie J. Smith
Director

Date:	February 20, 2024	By: E. FOLLIN SMITH *
E. Follin Smith
Director

Date:	February 20, 2024	By: DMITRI L. STOCKTON *
Dmitri L. Stockton
Director

Date:	February 20, 2024	By: CHARLES M. SWOBODA *
Charles M. Swoboda
Director

Date:	February 20, 2024	*By: /s/ ROBERT D. FATOVIC
Robert D. Fatovic
Attorney-in-Fact, pursuant to a power of attorney