Form 10-Q
period 2024-03-31
RYDER SYSTEM INC
filed 2024-04-23
CIK 85961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
Commission File Number: 1-4364

RYDER SYSTEM, INC.
(Exact name of registrant as specified in its charter)

Florida	59-0739250
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2333 Ponce de Leon Blvd., Suite 700
Coral Gables, Florida 33134	(305) 500-3726
(Address of principal executive offices, including zip code)	(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ryder System, Inc. Common Stock ($0.50 par value)	R	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No   ☑
The number of shares of Ryder System, Inc. Common Stock outstanding at March 31, 2024, was 43,828,793.

RYDER SYSTEM, INC.
FORM 10-Q QUARTERLY REPORT

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(unaudited)

	Three months ended March 31,
(In millions, except per share amounts)	2024	2023
Services revenue	$2,038	$1,821
Lease & related maintenance and rental revenue	936	979
Fuel services revenue	124	152
Total revenue	3,098	2,952

Cost of services	1,743	1,607
Cost of lease & related maintenance and rental	669	674
Cost of fuel services	121	149
Selling, general and administrative expenses	378	363
Non-operating pension costs, net	11	10
Used vehicle sales, net	(20)	(72)
Interest expense	92	65
Miscellaneous income, net	(15)	(20)
Restructuring and other items, net	5	(25)
	2,984	2,751

Earnings from continuing operations before income taxes	114	201
Provision for income taxes	29	61
Earnings from continuing operations	85	140
Loss from discontinued operations, net of taxes	—	(1)
Net earnings	$85	$139

Earnings per common share — Basic
Continuing operations	$1.93	$3.00
Discontinued operations	—	(0.01)
Net earnings	$1.93	$2.99

Earnings per common share — Diluted
Continuing operations	$1.89	$2.95
Discontinued operations	—	(0.01)
Net earnings	$1.89	$2.94
See accompanying Notes to Condensed Consolidated Financial Statements.
Note: EPS amounts may not be additive due to rounding.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three months ended March 31,
(In millions)	2024	2023
Net earnings	$85	$139
Other comprehensive income (loss):
Changes in cumulative translation adjustment and unrealized gains from cash flow hedges	(5)	9

Amortization of pension and postretirement items	8	7
Income tax expense related to amortization of pension and postretirement items	(2)	(2)
Amortization of pension and postretirement items, net of taxes	6	5

Other comprehensive income, net of taxes	1	14

Comprehensive income	$86	$153
See accompanying Notes to Condensed Consolidated Financial Statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(In millions, except share amounts)	March 31, 2024	December 31, 2023
Assets:
Current assets:
Cash and cash equivalents	$234	$204
Receivables, net	1,814	1,714
Prepaid expenses and other current assets	358	347
Total current assets	2,406	2,265
Revenue earning equipment, net	8,977	8,892
Operating property and equipment, net of accumulated depreciation of $1,554 and $1,511	1,232	1,217
Goodwill	1,017	940
Intangible assets, net	569	396
Operating lease right-of-use assets	1,190	1,016
Sales-type leases and other assets	1,090	1,052
Total assets	$16,481	$15,778

Liabilities and shareholders' equity:
Current liabilities:
Short-term debt and current portion of long-term debt	$741	$1,583
Accounts payable	854	833
Accrued expenses and other current liabilities	1,323	1,233
Total current liabilities	2,918	3,649
Long-term debt	6,802	5,531
Other non-current liabilities	2,063	1,871
Deferred income taxes	1,633	1,658
Total liabilities	13,416	12,709

Commitments and contingencies (Note 15)
Shareholders' equity:
Preferred stock, no par value per share — authorized, 3,800,917; none outstanding, March 31, 2024 and December 31, 2023	—	—
Common stock, $0.50 par value per share — authorized, 400,000,000; outstanding, March 31, 2024 — 43,828,793 and December 31, 2023 — 43,902,065	22	22
Additional paid-in capital	1,129	1,148
Retained earnings	2,568	2,554
Accumulated other comprehensive loss	(654)	(655)
Total shareholders' equity	3,065	3,069
Total liabilities and shareholders' equity	$16,481	$15,778
See accompanying Notes to Condensed Consolidated Financial Statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
(In millions)	2024	2023
Cash flows from operating activities from continuing operations:
Net earnings	$85	$139
Less: Loss from discontinued operations, net of tax	—	(1)
Earnings from continuing operations	85	140
Depreciation expense	424	445
Used vehicle sales, net	(20)	(72)
Amortization expense and other non-cash charges, net	39	28
Non-cash lease expense	92	59
Non-operating pension costs, net and share-based compensation expense	20	20
Deferred income tax expense	(10)	42
Collections on sales-type leases	38	30
Changes in operating assets and liabilities:
Receivables	8	(7)
Prepaid expenses and other assets	3	(22)
Accounts payable	(33)	45
Accrued expenses and other liabilities	(120)	(230)
Net cash provided by operating activities from continuing operations	526	478

Cash flows from investing activities from continuing operations:
Purchases of property and revenue earning equipment	(686)	(641)
Sales of revenue earning equipment	162	216
Sales of operating property and equipment	11	48
Acquisitions, net of cash acquired	(297)	—
Net cash used in investing activities from continuing operations	(810)	(377)

Cash flows from financing activities from continuing operations:
Net borrowings (repayments) of commercial paper and other	288	(216)
Debt proceeds	896	664
Debt repayments	(763)	(471)
Dividends on common stock	(35)	(35)
Common stock issued	(17)	(23)
Common stock repurchased	(51)	(45)
Other financing activities	(2)	—
Net cash provided by (used in) financing activities from continuing operations	316	(126)

Effect of exchange rate changes on Cash and cash equivalents	(2)	11
Increase (decrease) in Cash and cash equivalents	30	(14)
Cash and cash equivalents at beginning of period	204	267
Cash and cash equivalents at end of period	$234	$253

See accompanying Notes to Condensed Consolidated Financial Statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

	Three months ended March 31, 2024
	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
(In millions, except share amounts in thousands)	Amount	Shares	Par				Total
Balance as of January 1, 2024	$—	43,902	$22	$1,148	$2,554	$(655)	$3,069
Comprehensive income	—	—	—	—	85	1	86
Common stock dividends declared — $0.71 per share	—	—	—	—	(32)	—	(32)
Common stock issued under employee stock award and stock purchase plans and other (1)	—	378	—	(17)	—	—	(17)
Common stock repurchases	—	(451)	—	(12)	(39)	—	(51)
Share-based compensation	—	—	—	10	—	—	10
Balance as of March 31, 2024	$—	43,829	$22	$1,129	$2,568	$(654)	$3,065

	Three months ended March 31, 2023
	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
(In millions, except share amounts in thousands)	Amount	Shares	Par				Total
Balance as of January 1, 2023	$—	46,287	$23	$1,192	$2,518	$(796)	$2,937
Comprehensive income	—	—	—	—	139	14	153
Common stock dividends declared — $0.62 per share	—	—	—	—	(30)	—	(30)
Common stock issued under employee stock award and stock purchase plans and other (1)	—	670	—	(23)	2	—	(21)
Common stock repurchases	—	(465)	—	(12)	(33)	—	(45)
Share-based compensation	—	—	—	11	—	—	11
Balance as of March 31, 2023	$—	46,492	$23	$1,168	$2,596	$(782)	$3,005
————————————
(1) Net of common shares delivered as payment for the exercise price or to satisfy the holders' withholding tax liability upon exercise of options.

See accompanying Notes to Condensed Consolidated Financial Statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. GENERAL

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements include the accounts of Ryder System, Inc. (Ryder) and all entities in which Ryder has a controlling voting interest (subsidiaries) and variable interest entities (VIE) where Ryder is determined to be the primary beneficiary in accordance with generally accepted accounting principles in the United States (GAAP). Ryder is deemed to be the primary beneficiary if we have the power to direct the activities that most significantly impact the entity's economic performance and we share in the significant risks and rewards of the entity. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies described in our 2023 Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements and notes thereto. The year-end Condensed Consolidated Balance Sheet data was derived from our audited financial statements, but does not include all disclosures required by GAAP. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair statement have been included and the disclosures herein are adequate. The operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. Certain prior period amounts disclosed within the Notes to the condensed consolidated financial statements have been reclassified to conform with the current period presentation.

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table sets forth financial information for each of our segments and provides a reconciliation between segment EBT and Earnings from continuing operations before income taxes:

	Three months ended March 31,
(In millions)	2024	2023
Revenue:
Fleet Management Solutions:
ChoiceLease	$842	$776
Commercial rental	231	304
SelectCare and other	178	182
Fuel services revenue	204	241
Fleet Management Solutions	1,455	1,503
Supply Chain Solutions	1,302	1,201
Dedicated Transportation Solutions	563	454
Eliminations (1)	(222)	(206)
Total revenue	$3,098	$2,952

Earnings from continuing operations before income taxes:
Fleet Management Solutions	$100	$182
Supply Chain Solutions	64	17
Dedicated Transportation Solutions	18	29
Eliminations	(28)	(25)
	154	203
Unallocated Central Support Services	(14)	(15)
Intangible amortization expense (2)	(11)	(9)
Non-operating pension costs, net (3)	(11)	(10)
Other items impacting comparability, net (4)	(4)	32
Earnings from continuing operations before income taxes	$114	$201
————————————
(1)Represents the elimination of intercompany revenues in our FMS business segment.
(2)Included within "Selling, general and administrative expenses" in our Condensed Consolidated Statements of Earnings.
(3)Refer to Note 13, "Employee Benefit Plans," for a discussion on this item.
(4)Refer to Note 14, "Other Items Impacting Comparability," for a discussion of items excluded from our primary measure of segment performance.

The following table sets forth the capital expenditures paid for each of our segments:

	Three months ended March 31,
(In millions)	2024	2023
Fleet Management Solutions	$654	$621
Supply Chain Solutions	27	12
Dedicated Transportation Solutions	1	—
Central Support Services	4	8
Purchases of property and revenue earning equipment	$686	$641

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

Primary Geographical Markets

	Three months ended March 31, 2024
(In millions)	FMS	SCS	DTS	Eliminations	Total
United States	$1,380	$1,151	$563	$(211)	$2,883
Canada	75	71	—	(11)	135
Mexico	—	80	—	—	80
Total revenue	$1,455	$1,302	$563	$(222)	$3,098

	Three months ended March 31, 2023
(In millions)	FMS	SCS	DTS	Eliminations	Total
United States	$1,426	$1,069	$454	$(196)	$2,753
Canada	77	62	—	(10)	129
Mexico	—	70	—	—	70
Total revenue	$1,503	$1,201	$454	$(206)	$2,952

Industry

Our SCS business segment included revenue from the following industries:

	Three months ended March 31,
(In millions)	2024	2023
Omnichannel retail	$417	$453
Automotive	406	393
Consumer packaged goods	290	227
Industrial and other	189	128
Total SCS revenue	$1,302	$1,201
Lease & Related Maintenance and Rental Revenue
The non-lease revenue from maintenance services related to our ChoiceLease product is recognized in "Lease & related maintenance and rental revenue" in the Condensed Consolidated Statements of Earnings. We recognized $243 million for the three months ended March 31, 2024 and 2023.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
Deferred Revenue

The following table includes the changes in deferred revenue due to the collection and deferral of cash or the satisfaction of our performance obligation under the contract:

	Three months ended March 31,
(In millions)	2024	2023
Balance as of beginning of period	$545	$544
Recognized as revenue during period from beginning balance	(61)	(56)
Consideration deferred during period, net	69	43
Foreign currency translation adjustment and other	—	2
Balance as of end of period	$553	$533
Contracted Not Recognized Revenue

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized (contracted not recognized revenue). Contracted not recognized revenue was $2.9 billion as of March 31, 2024, and primarily includes deferred revenue and amounts for ChoiceLease that will be recognized as revenue in future periods as we provide maintenance services to our customers.

4. RECEIVABLES, NET

(In millions)	March 31, 2024	December 31, 2023
Trade	$1,595	$1,505
Sales-type lease	142	140
Other, primarily warranty and insurance	115	111
	1,852	1,756
Allowance for credit losses and other	(38)	(42)
Receivables, net	$1,814	$1,714

The following table provides a reconciliation of our allowance for credit losses and other:

	Three months ended March 31,
(In millions)	2024	2023
Balance as of beginning of period	$42	$41
Changes to provisions for credit losses	7	8
Write-offs and other	(11)	(12)
Balance as of end of period	$38	$37

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
5. REVENUE EARNING EQUIPMENT, NET

	Estimated Useful Lives (In Years)	March 31, 2024			December 31, 2023
(Dollars in millions)		Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
Held for use:
Trucks	3 — 7	$5,705	$(2,183)	$3,522	$5,630	$(2,192)	$3,438
Tractors	4 — 7.5	6,862	(2,638)	4,224	6,995	(2,712)	4,283
Trailers and other	9.5 — 12	1,725	(675)	1,050	1,686	(683)	1,003
Held for sale		805	(624)	181	732	(564)	168
Total		$15,097	$(6,120)	$8,977	$15,043	$(6,151)	$8,892
Residual Value Estimate Changes

We periodically review and adjust, as appropriate, the estimated residual values and useful lives of existing revenue earning equipment for the purposes of recording depreciation expense. Reductions in estimated residual values or useful lives will increase depreciation expense over the remaining useful life of the vehicle. Conversely, an increase in estimated residual values or useful lives will decrease depreciation expense over the remaining useful life of the vehicle. At the end of the vehicle's useful life or termination of the lease, the vehicle is either sold to a third party or purchased by the lessee, in which case we may record a gain or loss for the difference between the estimated residual value and the sale price.

Our review of the estimated residual values and useful lives of revenue earning equipment is based on vehicle class (i.e., generally subcategories of trucks, tractors and trailers by weight and usage), historical and current market prices, third-party expected future market prices, expected lives of vehicles, and expected sales in the wholesale or retail markets, among other factors. A variety of factors, many of which are outside of our control, could cause residual value estimates to differ from actual used vehicle sales pricing, such as changes in supply and demand of used vehicles; volatility in market conditions; changes in vehicle technology; competitor pricing; regulatory requirements; wholesale market prices; customer requirements and preferences; and changes in underlying assumption factors. We have disciplines related to the management and maintenance of our vehicles designed to manage the risk associated with the residual values of our revenue earning equipment. For the three months ended March 31, 2024 and 2023, we did not adjust the estimated residual values and useful lives of existing revenue earning equipment.
Used Vehicle Sales and Valuation Adjustments

Revenue earning equipment held for sale is stated at the lower of carrying amount or fair value less costs to sell. Losses on vehicles held for sale for which carrying values exceeded fair value, which we refer to as "valuation adjustments," are recognized at the time they are deemed to meet the held-for-sale criteria and are presented within "Used vehicle sales, net" in the Condensed Consolidated Statements of Earnings. For revenue earning equipment held for sale, we stratify our fleet by vehicle type (trucks, tractors and trailers), weight class, age and other relevant characteristics and create classes of similar assets for analysis purposes. For revenue earning equipment held for sale, fair value was determined based upon recent market prices obtained from our own sales experience for each class of similar assets and vehicle condition, if available, or third-party market pricing. In addition, we also consider expected declines in market prices, as well as, forecasted sales channel mix (retail/wholesale) when valuing the vehicles held for sale.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
The following table presents our assets held for sale that are measured at fair value on a nonrecurring basis and considered a Level 3 fair value measurement:

			Valuation Adjustments
	March 31, 2024	December 31, 2023	Three months ended March 31,
(In millions)			2024	2023
Revenue earning equipment held for sale:
Trucks	$7	$5	$3	$1
Tractors	36	38	6	1
Trailers and other	4	4	1	1
Total assets at fair value	$47	$47	$10	$3
The table above reflects only the portion where net book values of revenue earnings equipment held for sale exceeded fair values and valuation adjustments were recorded. The net book value of assets held for sale that were less than fair value was $134 million and $121 million as of March 31, 2024 and December 31, 2023, respectively.

The components of "Used vehicle sales, net" were as follows:

	Three months ended March 31,
(In millions)	2024	2023
Gains on used vehicle sales, net	$(30)	$(75)
Losses from valuation adjustments	10	3
Used vehicle sales, net	$(20)	$(72)

6. ACCRUED EXPENSES AND OTHER LIABILITIES

	March 31, 2024			December 31, 2023
(In millions)	Accrued expenses and other current liabilities	Other non-current liabilities	Total	Accrued expenses and other current liabilities	Other non-current liabilities	Total
Salaries and wages	$138	$—	$138	$200	$—	$200
Income taxes	43	—	43	14	—	14
Pension and other employee benefits	13	233	246	27	231	258
Self-insurance	205	313	518	175	284	459
Operating taxes	130	—	130	129	—	129
Interest	72	—	72	59	—	59
Deposits, mainly from customers	67	—	67	68	—	68
Operating lease liabilities	303	929	1,232	234	800	1,034
Deferred revenue	170	383	553	177	368	545
Other	182	205	387	150	188	338
Total	$1,323	$2,063	$3,386	$1,233	$1,871	$3,104

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

7. LEASES
The components of revenue from leases were as follows:

	Three months ended March 31,
(In millions)	2024	2023
Operating leases
Lease income related to ChoiceLease	$381	$360
Lease income related to commercial rental (1)	$219	$288

Sales-type leases
Interest income related to net investment in leases	$17	$15

Variable lease income excluding commercial rental (1)	$72	$72
————————————
(1)Lease income related to commercial rental includes both fixed and variable lease income. Variable lease income is approximately 15% of total commercial rental income.

The components of net investment in sales-type leases, which are included in "Receivables, net" and "Sales-type leases and other assets" in the Condensed Consolidated Balance Sheets, were as follows:

(In millions)	March 31, 2024	December 31, 2023
Net investment in the lease — lease payment receivable	$750	$723
Net investment in the lease — unguaranteed residual value in assets	45	43
	795	766
Estimated loss allowance	(3)	(4)
Total	$792	$762

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
8. DEBT

	Weighted Average Interest Rate
(Dollars in millions)	March 31, 2024	Maturities	March 31, 2024	December 31, 2023
Debt:
U.S. commercial paper	5.60%	2026	$860	$572
Trade receivables financing program	5.76%	2025	20	50
Unsecured U.S. obligations	5.14%	2027	275	375
Unsecured medium-term note issued February 2019	—%	2024	—	600
Unsecured medium-term note issued August 2019	2.50%	2024	550	550
Unsecured medium-term note issued April 2020	4.63%	2025	400	400
Unsecured medium-term note issued May 2020	3.35%	2025	400	400
Unsecured medium-term note issued December 1995	6.95%	2025	150	150
Unsecured medium-term note issued November 2021	6.12%	2026	300	300
Unsecured medium-term note issued November 2019	2.90%	2026	400	400
Unsecured medium-term note issued February 2022	4.48%	2027	450	450
Unsecured medium-term note issued May 2022	4.30%	2027	300	300
Unsecured medium-term note issued February 2023	5.65%	2028	500	500
Unsecured medium-term note issued May 2023	5.25%	2028	650	650
Unsecured medium-term note issued November 2023	6.30%	2028	400	400
Unsecured medium-term note issued November 2023	6.60%	2033	600	600
Unsecured medium-term note issued February 2024	5.30%	2027	350	—
Unsecured medium-term note issued February 2024	5.38%	2029	550	—
Unsecured foreign obligations	2.88%	2024	50	50
Asset-backed U.S. obligations (1)	3.43%	2024-2030	355	382
Finance lease obligations and other		2024-2031	56	49
			7,616	7,178
Fair market value adjustments on medium-term notes (2)			(38)	(34)
Debt issuance costs and original issue discounts			(35)	(30)
Total debt (3)			7,543	7,114
Short-term debt and current portion of long-term debt			(741)	(1,583)
Long-term debt			$6,802	$5,531
 ————————————
(1)Asset-backed U.S. obligations are related to financing transactions backed by a portion of our revenue earning equipment.
(2)Interest rate swaps included in "Other non-current liabilities" within the Condensed Consolidated Balance Sheets. The notional amount of interest rate swaps designated as fair value hedges was $500 million as of both March 31, 2024 and December 31, 2023.
(3)The unsecured medium-term notes bear semi-annual interest.

The fair value of total debt (excluding finance lease and asset-backed U.S. obligations) was approximately $7.2 billion and $6.8 billion as of March 31, 2024 and December 31, 2023, respectively. For publicly traded debt, estimates of fair value were based on market prices. For other debt, fair value was estimated based on a model-driven approach using rates currently available to us for debt with similar terms and remaining maturities. The fair value measurements of our publicly traded debt and our other debt were classified within Level 2 of the fair value hierarchy.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
The following table summarizes our debt proceeds and repayments in 2024:

Three months ended March 31, 2024
(In millions)	Debt Proceeds		Debt Repayments
Medium-term notes (1)	$896	Medium-term notes	$600
U.S. and foreign term loans, finance lease obligations and other	—	U.S. and foreign term loans, finance lease obligations and other	163
Total debt proceeds	$896	Total debt repaid	$763
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

As of March 31, 2024, there was $540 million available under the global revolving credit facility. In order to maintain availability of funding, we must maintain a ratio of debt to consolidated net worth of less than or equal to 300%, as defined in the credit facility agreement. As of March 31, 2024, the ratio was 190%.

We had letters of credit and surety bonds outstanding of $477 million and $466 million as of March 31, 2024 and December 31, 2023, respectively, which primarily guarantee the payment of insurance claims.

As of March 31, 2024, the available proceeds under the trade receivables financing program were $197 million. As of March 31, 2024, utilization of this program included borrowing of $20 million and letters of credit outstanding of $83 million.

9. SHARE REPURCHASE PROGRAMS

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
The following table provides the activity for shares repurchased and retired:

	Three months ended March 31,
	2024		2023
(In millions)	Shares	Amount	Shares	Amount
2023 Anti-Dilutive Program	0.3	$37	—	$—
2021 Anti-Dilutive Program	—	—	0.5	45
Anti-Dilutive Programs	0.3	37	0.5	45

October 2023 Discretionary Program	0.1	14	—	—
Discretionary Programs	0.1	14	—	—

Total	0.5	$51	0.5	$45
_____________________
Amounts in the table may not be additive due to rounding.

10. ACCUMULATED OTHER COMPREHENSIVE LOSS

Comprehensive income presents a measure of all changes in shareholders' equity except for changes resulting from transactions with shareholders in their capacity as shareholders. The following summary sets forth the change in each component of Accumulated other comprehensive loss, net of tax (AOCI):

(In millions)	Currency Translation Adjustments	Net Actuarial (Loss) Gain and Prior Service Costs	Unrealized Gain (Loss) from Cash Flow Hedges	Accumulated Other Comprehensive (Loss) Gain
January 1, 2024	$(18)	$(637)	$—	$(655)
Other comprehensive (loss) gain, net of tax, before reclassifications	(7)	—	4	(3)
Amounts reclassified from AOCI, net of tax	—	6	(2)	4
Net current-period other comprehensive gain (loss), net of tax	(7)	6	2	1
March 31, 2024	$(25)	$(631)	$2	$(654)

(In millions)	Currency Translation Adjustments	Net Actuarial (Loss) Gain and Prior Service Costs	Unrealized (Loss) Gain from Cash Flow Hedges	Accumulated Other Comprehensive (Loss) Gain
January 1, 2023	$(238)	$(566)	$8	$(796)
Other comprehensive gain (loss), net of tax, before reclassifications	14	—	(4)	10
Amounts reclassified from AOCI, net of tax	—	5	(1)	4
Net current-period other comprehensive gain (loss), net of tax	14	5	(5)	14
March 31, 2023	$(224)	$(561)	$3	$(782)

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
11. EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per common share from continuing operations:

	Three months ended March 31,
(Dollars in millions, except per share amounts; share amounts in thousands)	2024	2023
Earnings per share — Basic (1):
Earnings from continuing operations	$85	$140
Less: Distributed and undistributed earnings allocated to unvested stock	—	(1)
Earnings from continuing operations available to common shareholders	$85	$139

Weighted average common shares outstanding	43,858	46,377

Earnings from continuing operations per common share — Basic	$1.93	$3.00

Earnings per share — Diluted: (1)
Earnings from continuing operations	$85	$140
Less: Distributed and undistributed earnings allocated to unvested stock	—	—
Earnings from continuing operations available to common shareholders — Diluted	$85	$140

Weighted average common shares outstanding — Basic	43,858	46,377
Effect of dilutive equity awards	1,142	1,097
Weighted average common shares outstanding — Diluted	45,000	47,474

Earnings from continuing operations per common share — Diluted	$1.89	$2.95

Anti-dilutive equity awards not included in diluted EPS	81	627
_______________
(1)Amounts in the table may not recalculate exactly due to rounding of earnings and shares.

12 SHARE-BASED COMPENSATION PLANS

We generally grant share-based awards in the first quarter of each year during our annual equity award process. The vesting conditions for the awards granted were consistent with prior year. The following table is a summary of the awards granted in the first quarter of 2024 and 2023:

	Three months ended March 31,
	2024		2023
(Shares in millions)	Shares Granted	Weighted-Average Fair Market Value Per Share	Shares Granted	Weighted-Average Fair Market Value Per Share
Time-vested restricted stock rights	0.1	$117.11	0.2	$96.38
Performance-based restricted stock rights	0.1	121.10	0.1	101.25
Total	0.2	$118.59	0.3	$98.16

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
13. EMPLOYEE BENEFIT PLANS

Components of net pension expense were as follows:

	Three months ended March 31,
(In millions)	2024	2023
Company-administered plans:
Interest cost	$22	$22
Expected return on plan assets	(19)	(19)
Amortization of net actuarial loss and prior service cost	8	7
Net pension expense	$11	$10

Company-administered plans:
U.S.	$8	$8
Non-U.S.	3	2
Net pension expense	$11	$10

Non-operating pension costs, net include the amortization of net actuarial loss and prior service cost, interest cost and expected return on plan assets components of pension and postretirement benefit costs, as well as any significant charges for settlements or curtailments if recognized. We do not expect to contribute to our pension plans in 2024. We also maintain other postretirement benefit plans that are not reflected in the table above as the amount of postretirement benefit expense for such plans was not material for any period presented.

14. OTHER ITEMS IMPACTING COMPARABILITY

Our primary measure of segment performance as shown in Note 2, "Segment Reporting," excludes certain items we do not believe are representative of the ongoing operations of our business segments. Excluding these items from our segment measure of performance allows for better year over year comparison:

	Three months ended March 31,
(In millions)	2024	2023
Acquisition costs (1)	$5	$—
FMS U.K. exit, primarily net commercial claim proceeds (2)	—	(31)
Other, net (1)	(1)	(1)
Other items impacting comparability, net	$4	$(32)
________________________
(1)Included within "Restructuring and other items, net" in our Condensed Consolidated Statements of Earnings.
(2)Primarily included within "Restructuring and other items, net" in our Condensed Consolidated Statements of Earnings.

15.  CONTINGENCIES AND OTHER MATTERS

We are a party to various claims, complaints and proceedings arising in the ordinary course of our continuing business operations, including those relating to commercial and employment claims, environmental matters, risk management matters (e.g., vehicle liability, workers' compensation, etc.) and administrative assessments primarily associated with operating taxes. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. We believe that the resolution of these claims, complaints and legal proceedings will not have a material effect on our condensed consolidated financial statements.

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

Securities Litigation Relating to Residual Value Estimates

On May 20, 2020, a putative class action on behalf of purchasers of our securities who purchased or otherwise acquired their securities between July 23, 2015 and February 13, 2020, inclusive (Class Period), was commenced against Ryder and certain of our current and former officers in the U.S. District Court for the Southern District of Florida (the "Securities Class Action"). The complaint alleges, among other things, that the defendants misrepresented Ryder's depreciation policy and residual value estimates for its vehicles during the Class Period, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seeks to recover, among other things, unspecified compensatory damages and attorneys' fees and costs. On August 3, 2020, the State of Alaska, Alaska Permanent Fund, City of Fort Lauderdale General Employees' Retirement System, and City of Plantation Police Officers Pension Fund were appointed lead plaintiffs. On October 5, 2020, the lead plaintiffs filed an amended complaint. On December 4, 2020, Ryder and the other named defendants in the case filed a Motion to Dismiss the amended complaint. On May 12, 2022, the court denied the defendants' motion to dismiss. The court entered a case management schedule on June 27, 2022, which, among other things, provides that discovery shall be completed by October 2023 and trial shall commence in June 2024. On April 18, 2023, the parties reached an agreement in principle to resolve the Securities Class Action. On May 19, 2023, plaintiffs filed an unopposed Motion for Preliminary Approval of the settlement, with corresponding settlement documentation. On February 20, 2024, the court entered an order preliminarily approving the settlement and authorizing dissemination of the notice of settlement. We expect that the settlement amount will be covered by insurance, and accordingly is not material to our financial position or results of operations.

Between June 2020 and February 2, 2021, five shareholder derivative complaints were filed purportedly on behalf of Ryder against us as nominal defendant and certain of our current and former officers and directors. The derivative complaints are generally based on the allegations set forth in the Securities Class Action and allege breach of fiduciary duties, unjust enrichment and waste of corporate assets. The derivative plaintiffs, on our behalf, seek an award of monetary damages and restitution to us, improvements in our corporate governance and internal procedures, and legal fees. Three of these derivative complaints were filed in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, and were then consolidated into a single action (the "State Action"). Two of the derivative complaints were filed in U.S. District Court for the Southern District of Florida (the "Federal Actions", and together with the State Action, the "Derivative Cases"). All of the Derivative Cases were stayed (stopped) pending the resolution of the motion to dismiss the Securities Class Action. On July 18, 2022, the Federal Actions were further stayed pending the final resolution of the State Action. On July 26, 2022, the State Action was further stayed until the conclusion of summary judgment proceedings in the Securities Class Action (except that certain discovery would be permitted). In September 2023, the parties reached an agreement in principle to resolve the Derivative Cases in exchange for certain specified corporate reforms, subject to the execution of definitive settlement documentation and court approval. We expect that any settlement amount of plaintiffs' attorneys' fees and expenses in connection with the settlement of the Derivative Cases also will be covered by insurance, and accordingly is not material to our financial position or results of operations.

16. SUPPLEMENTAL CASH FLOW INFORMATION

	Three months ended March 31,
(In millions)	2024	2023
Interest paid	$78	$63
Income taxes paid	$7	$17
Cash paid for operating lease liabilities	$88	$55
Right-of-use assets obtained in exchange for lease obligations:
Finance leases	$12	$5
Operating leases	$50	$14
Capital expenditures acquired but not yet paid	$274	$361

17. ACQUISITIONS

On February 1, 2024, we acquired all the outstanding equity of CLH Parent Corporation (Cardinal Logistics) for a purchase price of $297 million. Cardinal Logistics is a leading customized dedicated contract carrier in North America, providing dedicated

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
fleets and professional drivers, as well as complementary freight brokerage services, last-mile delivery and contract logistics services. We expect that the acquisition will increase our scale and network density and further advances our strategy to accelerate growth in DTS.

We believe that we have sufficient information to provide a reasonable basis for estimating the fair values of assets acquired and liabilities assumed. The purchase price allocation excludes certain items to be resolved post-closing with the seller, which may result in additional adjustments to the final purchase price. Therefore, the provisional measurements of estimated fair values reflected are subject to change. We have preliminarily estimated goodwill of $74 million and intangible assets, net of $165 million for the Cardinal Logistics acquisition. None of the goodwill is expected to be deductible for income tax purposes. We expect to finalize the valuation and complete the purchase consideration allocation no later than one year from the acquisition date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included under Item 1, as well as our audited consolidated financial statements and notes thereto and related MD&A included in the 2023 Annual Report on Form 10-K. All percentages have been calculated using unrounded amounts.

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

SELECTED OPERATING PERFORMANCE ITEMS

•Diluted EPS from continuing operations of $1.89 in the first quarter of 2024 compared to $2.95 in prior year
•Comparable EPS (a non-GAAP measure) from continuing operations of $2.14 in the first quarter of 2024, as compared to $2.81 in prior year, reflecting weaker market conditions in used vehicle sales and rental, partially offset by higher Supply Chain Solutions (SCS) and ChoiceLease results
•Total revenue of $3.1 billion in the first quarter of 2024, compared to $3.0 billion in prior year
•Operating revenue (a non-GAAP measure) of $2.5 billion in the first quarter of 2024, up 6%, reflecting recent acquisitions and contractual revenue growth, partially offset by lower commercial rental revenue in Fleet Management Solutions (FMS)
•Adjusted Return on Equity (ROE) (a non-GAAP measure) of 17% for the trailing twelve months ended March 31, 2024
•Net cash provided by operating activities from continuing operations of $526 million and free cash flow (a non-GAAP measure) of $13 million in the three months ended March 31, 2024

Business Trends

During the three months ended March 31, 2024, market conditions for used vehicle sales and commercial rental continued to weaken. We continue to benefit, though, from favorable secular trends in logistics and transportation solutions, including supply chain disruptions. These secular trends provide long-term growth opportunities for our SCS and Dedicated Transportation Solutions (DTS) business segments. In addition, the integration of our recent acquisitions (IFS Holdings, LLC, a holding company for Impact Fulfillment Services, LLC (IFS), in the fourth quarter of 2023, and CLH Parent Corporation (Cardinal Logistics) during the first quarter of 2024) are in line with our expectations.

In our FMS business, used vehicle pricing declined from the prior year. Our commercial rental operations are seasonal and the lowest revenue of the year is typically generated in the first quarter due to lower market demand. We generally decrease the size of the rental fleet during the first quarter of each year to mitigate the seasonal effect of lower demand and utilization; however, we experienced lower than expected rental demand and rental utilization was 66% for the three months ended March 31, 2024, as compared to 75% in the prior year comparative period. We anticipate that market conditions, including a freight recessionary environment, will remain weak through most of 2024 for used vehicle sales and rental with gradual improvements expected towards the second half of the year. Our maintenance cost savings initiatives continue to benefit earnings and our lease pricing initiatives are delivering improved portfolio returns. We expect to continue to realize incremental earnings benefits as our remaining portfolio is renewed at higher returns.

In our SCS business, outsourcing trends in warehousing and distribution continue. The acquisition of IFS as well as brokerage and logistics business from the acquisition of Cardinal Logistics drove total revenue and operating revenue (a non-GAAP measure) growth in the first three months of 2024. The dedicated business from the Cardinal Logistics acquisition drove operating revenue growth in DTS and we expect this acquisition to significantly benefit DTS revenue for the remainder of 2024. SCS and DTS contract sales activity slowed during the first quarter of 2024, consistent with a weaker freight environment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
While we are experiencing positive momentum in our businesses, other unknown effects from extended higher fuel prices, inflationary cost pressures, labor interruptions, extended disruptions in vehicle and vehicle part production and the higher interest rate environment may negatively impact demand for our business, financial results and significant judgments and estimates.

The following discussion provides a summary of financial highlights that are discussed in more detail throughout our MD&A and within the Notes to Condensed Consolidated Financial Statements:

	Three months ended March 31,		Change 2024/2023
(Dollars in millions, except per share)	2024	2023	Three Months
Total revenue	$3,098	$2,952	5%
Operating revenue (1)	2,495	2,346	6%
Earnings from continuing operations before income taxes (EBT)	$114	$201	(43)%
Comparable EBT (1)	129	179	(28)%
Earnings from continuing operations	85	140	(39)%
Comparable earnings from continuing operations (1)	96	133	(28)%
Comparable EBITDA (1)	636	628	1%
Earnings per common share (EPS) — Diluted
Continuing operations	$1.89	$2.95	(36)%
Comparable (1)	2.14	2.81	(24)%
Debt to equity	246%	211%
Adjusted return on equity (1)	17%	27%
Net cash provided by operating activities from continuing operations	$526	$478
Total capital expenditures (2)	716	802
Free cash flow (1)	13	101
(1)Non-GAAP financial measure. Refer to the "Non-GAAP Financial Measures" section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.
(2)Includes capital expenditures that have been accrued, but not yet paid.

Total revenue increased 5% in the first quarter of 2024 due to higher operating revenue, partially offset by lower fuel revenue. Operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation) increased 6% in the first quarter of 2024, reflecting recent acquisitions and contractual revenue growth partially offset by lower commercial rental revenue in FMS.

EBT and comparable EBT (a non-GAAP measure) decreased in the first quarter of 2024, primarily due to lower gains on used vehicles sold and lower commercial rental results in FMS. These decreases were partially offset by favorable comparisons to 2023, due to a prior year $30 million asset impairment charge in SCS.

CONSOLIDATED RESULTS
Services

	Three months ended March 31,		Change 2024/2023
(Dollars in millions)	2024	2023	Three Months
Services revenue	$2,038	$1,821	12%
Cost of services	1,743	1,607	8%
Gross margin	$295	$214	38%
Gross margin %	14%	12%

Services revenue represents all the revenue associated with our SCS and DTS business segments, including subcontracted transportation and fuel, as well as SelectCare revenue associated with our FMS business segment. Services revenue increased 12% in the first quarter of 2024, due to increases in DTS and SCS revenue primarily driven by recent acquisitions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Cost of services represents the direct costs related to services revenue and is primarily comprised of salaries and employee-related costs, subcontracted transportation (purchased transportation from third parties), fuel, equipment and maintenance costs. Cost of services increased 8% in the first quarter of 2024, from growth in revenue and also reflecting a prior year $30 million SCS asset impairment charge.

Services gross margin and gross margin as a percentage of revenue increased in the first quarter of 2024, primarily due to the prior year SCS asset impairment and increased pricing in SCS.
Lease & Related Maintenance and Rental

	Three months ended March 31,		Change 2024/2023
(Dollars in millions)	2024	2023	Three Months
Lease & related maintenance and rental revenue	$936	$979	(4)%
Cost of lease & related maintenance and rental	669	674	(1)%
Gross margin	$267	$305	(12)%
Gross margin %	29%	31%

Lease & related maintenance and rental revenue represent revenue from our ChoiceLease and commercial rental product offerings within our FMS business segment. Revenue decreased 4% in the first quarter of 2024, primarily due to lower rental demand, which was partially offset by ChoiceLease growth.

Cost of lease & related maintenance and rental represents the direct costs related to Lease & related maintenance and rental revenue and are comprised of depreciation of revenue earning equipment, maintenance costs (primarily repair parts and labor), and other costs such as licenses, insurance and operating taxes. Cost of lease & related maintenance and rental excludes interest costs from vehicle financing, which are reported within "Interest expense" in our Condensed Consolidated Statements of Earnings. Cost of lease & related maintenance and rental decreased 1% in the first quarter of 2024, primarily reflecting lower maintenance costs due to a younger vehicle fleet and maintenance cost savings initiatives partially offset by increased costs on a larger fleet.

Lease & related maintenance and rental gross margin decreased in the first quarter of 2024, primarily due to lower rental demand. Lease & related maintenance and rental gross margin percentage decreased to 29% in the first quarter of 2024, primarily due to lower rental utilization.

Fuel

	Three months ended March 31,		Change 2024/2023
(Dollars in millions)	2024	2023	Three Months
Fuel services revenue	$124	$152	(18)%
Cost of fuel services	121	149	(19)%
Gross margin	$3	$3	—%
Gross margin %	2%	2%

Fuel services revenue represents fuel services provided to our FMS customers. Fuel services revenue decreased 18% in the first quarter of 2024, primarily reflecting lower fuel prices passed through to customers and a lower volume of gallons sold.

Cost of fuel services includes the direct costs associated with providing our customers with fuel. These costs include fuel, salaries and employee-related costs of fuel island attendants and depreciation of our fueling facilities and equipment. Cost of fuel services decreased 19% in the first quarter of 2024, as a result of lower fuel prices and a lower volume of gallons sold.

Fuel services gross margin and gross margin as a percentage of revenue was consistent in the first quarter of 2024, compared to prior year. Fuel is largely a pass-through to customers for which we realize minimal changes in margin during periods of steady market fuel prices. However, fuel services margin is impacted by sudden increases or decreases in market fuel prices during a short period of time, as customer pricing for fuel is established based on current market fuel costs. Fuel services gross margin for

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
the first quarter of 2024, was not significantly impacted by these price change dynamics as fuel prices fluctuated during the period.

Selling, General and Administrative Expenses

	Three months ended March 31,		Change 2024/2023
(Dollars in millions)	2024	2023	Three Months
Selling, general and administrative expenses (SG&A)	$378	$363	4%
Percentage of total revenue	12%	12%

SG&A expenses increased 4% in the first quarter of 2024. The increase in SG&A expenses in the first quarter of 2024 primarily reflects increased expenses from recent acquisitions partially offset by lower marketing expenses reflecting prior year strategic investments. SG&A expenses as a percentage of total revenue remained at 12% for the first quarter of 2024.

Non-Operating Pension Costs, Net

	Three months ended March 31,		Change 2024/2023
(Dollars in millions)	2024	2023	Three Months
Non-operating pension costs, net	$11	$10	10%

Non-operating pension costs, net include the amortization of net actuarial loss and prior service cost, interest cost and expected return on plan assets components of pension and postretirement benefit costs.

Used Vehicle Sales, net

	Three months ended March 31,		Change 2024/2023
(In millions)	2024	2023	Three Months
Gains on used vehicle sales, net	$(20)	$(72)	(72)%

Used vehicle sales, net includes gains or losses from sales of used vehicles, selling costs associated with used vehicles and write-downs of vehicles held for sale to fair market values (referred to as "valuation adjustments"). Used vehicle sales, net decreased in the first quarter of 2024, due to lower pricing of used vehicles partially offset by higher volumes.

Average proceeds per unit decreased in the first quarter of 2024. The following table presents the average used vehicle proceeds per unit changes, using constant currency, compared to the prior year:

2024/2023
Three Months
Tractors	(34)%
Trucks	(30)%

Interest Expense

	Three months ended March 31,		Change 2024/2023
(In millions)	2024	2023	Three Months
Interest expense	$92	$65	42%
Effective interest rate	5.0%	4.1%

Interest expense increased 42% in the first quarter of 2024, reflecting increased debt borrowings to fund recent acquisitions, as well as, higher market interest rates on new debt issuances and refinancing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Miscellaneous Income, net

	Three months ended March 31,		Change 2024/2023
(In millions)	2024	2023	Three Months
Miscellaneous income, net	$(15)	$(20)	(25)%

Miscellaneous income, net consists of investment income on securities used to fund certain benefit plans, interest income, gains on sales of operating property, foreign currency transaction remeasurement and other non-operating items. Miscellaneous income, net decreased to $15 million in the first quarter of 2024, primarily due to lower gains on sales of properties.

Restructuring and Other Items, net

	Three months ended March 31,		Change 2024/2023
(In millions)	2024	2023	Three Months
Restructuring and other items, net	$5	$(25)	NM
NM - Denotes Not Meaningful throughout the MD&A

Refer to Note 14, "Other Items Impacting Comparability," in the Notes to Condensed Consolidated Financial Statements for a discussion of restructuring charges and other items.

Provision for Income Taxes

	Three months ended March 31,		Change 2024/2023
(In millions)	2024	2023	Three Months
Provision for income taxes	$29	$61	(52)%
Effective tax rate from continuing operations	25.4%	30.5%
Comparable effective tax rate on continuing operations (1)	25.2%	25.5%
————————————
(1)Non-GAAP financial measure. Refer to the "Non-GAAP Financial Measures" section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.

Our effective tax rate on continuing operations was 25.4% in the first quarter of 2024 compared to 30.5% in the prior year. The prior year effective income tax rate was impacted by tax charges related to the exit of our U.K. FMS operations. The comparable effective tax rate on continuing operations was consistent with prior year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
OPERATING RESULTS BY BUSINESS SEGMENT

	Three months ended March 31,		Change 2024/2023
(In millions)	2024	2023	Three Months
Revenue:
Fleet Management Solutions	$1,455	$1,503	(3)%
Supply Chain Solutions	1,302	1,201	8%
Dedicated Transportation Solutions	563	454	24%
Eliminations	(222)	(206)	(8)%
Total	$3,098	$2,952	5%

Operating Revenue: (1)
Fleet Management Solutions	$1,251	$1,262	(1)%
Supply Chain Solutions	972	879	11%
Dedicated Transportation Solutions	427	322	33%
Eliminations	(155)	(117)	(32)%
Total	$2,495	$2,346	6%

Earnings from continuing operations before income taxes:
Fleet Management Solutions	$100	$182	(45)%
Supply Chain Solutions	64	17	267%
Dedicated Transportation Solutions	18	29	(38)%
Eliminations	(28)	(25)	19%
	154	203	(24)%
Unallocated Central Support Services	(14)	(15)	(12)%
Intangible amortization expense	(11)	(9)	(27)%
Non-operating pension costs (2)	(11)	(10)	2%
Other items impacting comparability, net (3)	(4)	32	NM
Earnings from continuing operations before income taxes	$114	$201	(43)%
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

As part of management's evaluation of segment operating performance, we define the primary measurement of our segment financial performance as segment "Earnings from continuing operations before income taxes" (EBT), which includes an allocation of Central Support Services (CSS) and excludes Non-operating pension costs, net, intangible amortization expense, and certain other items as discussed in Note 14, "Other Items Impacting Comparability," in the Notes to Condensed Consolidated Financial Statements. CSS represents those costs incurred to support all business segments, including finance and procurement, corporate services, human resources, information technology, public affairs, legal, marketing, and corporate communications.

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

Our FMS segment leases revenue earning equipment, and provides rental vehicles, fuel, maintenance and other ancillary services to the SCS and DTS segments.  Inter-segment EBT allocated to SCS and DTS includes earnings related to equipment used in providing services to SCS and DTS customers. EBT related to inter-segment equipment and services billed to SCS and

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
DTS customers (equipment contribution) are included in both FMS and the segment that served the customer and then eliminated upon consolidation (presented as "Eliminations").

The following table sets forth the benefits from equipment contribution included in EBT for our SCS and DTS business segments:

	Three months ended March 31,		Change 2024/2023
(In millions)	2024	2023	Three Months
Equipment Contribution:
Supply Chain Solutions	$9	$10	(1)%
Dedicated Transportation Solutions	19	15	33%
Total	$28	$25	19%

Vehicles acquired from Cardinal Logistics are included in FMS revenue earning equipment. Our FMS segment leases these vehicles and also provides maintenance services to our DTS segment. EBT related to inter-segment equipment and services on these acquired vehicles billed to DTS drove the increase in DTS equipment contribution in the first quarter of 2024. This increase was partially offset by lower gains on sales of used vehicles.

Fleet Management Solutions

	Three months ended March 31,		Change 2024/2023
(Dollars in millions)	2024	2023	Three Months
ChoiceLease	$842	$776	9%
Commercial rental (1)	231	304	(24)%
SelectCare and other	178	182	(2)%
Fuel services revenue	204	241	(15)%
FMS total revenue	$1,455	$1,503	(3)%

FMS operating revenue (2)	$1,251	$1,262	(1)%

FMS EBT	$100	$182	(45)%
FMS EBT as a % of FMS total revenue	6.9%	12.1%	(520) bps
FMS EBT as a % of FMS operating revenue (2)	8.0%	14.4%	(640) bps

	Twelve months ended March 31,		Change 2024/2023
	2024	2023
FMS EBT as a % of FMS total revenue	9.9%	15.7%	(580) bps
FMS EBT as a % of FMS operating revenue (2)	11.6%	19.1%	(750) bps
————————————
(1)For the three months ended March 31, 2024 and 2023, rental revenue from lease customers in place of a lease vehicle represented 35% and 37% of commercial rental revenue, respectively.
(2)Non-GAAP financial measure. Refer to the "Non-GAAP Financial Measures" section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.

FMS total revenue decreased 3% in the first quarter of 2024, due to lower fuel costs passed through to customers and lower operating revenue (a non-GAAP measure excluding fuel). FMS operating revenue decreased 1% in the first quarter of 2024, due to lower commercial rental revenue, largely offset by higher ChoiceLease revenue, including the inter-segment lease revenue with DTS from the Cardinal Logistics acquisition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
FMS EBT decreased 45% in the first quarter of 2024, primarily from lower gains on used vehicle sales compared to elevated levels in the prior year as well as weaker rental demand, partially offset by ChoiceLease results and maintenance cost savings initiatives. Lower gains on used vehicle sales reflect a 30% and 34% decrease in used truck and tractor pricing, respectively, partially offset by higher volumes. Rental power fleet utilization decreased to 66% from 75% in the first quarter of the prior year, on a 13% smaller average power fleet.

Our North America fleet of owned and leased revenue earning equipment and SelectCare vehicles, including vehicles under on-demand maintenance, is summarized as follows (number of units rounded to the nearest hundred):

				Change
	March 31, 2024	December 31, 2023	March 31, 2023	Mar 2024/ Dec 2022	Mar 2024/ Mar 2023
End of period vehicle count
By type:
Trucks (1)	76,000	75,600	72,900	1%	4%
Tractors (2)	70,300	69,000	70,100	2%	—%
Trailers and other (3)	47,200	40,800	41,800	16%	13%
Total	193,500	185,400	184,800	4%	5%

By product line:
ChoiceLease	147,100	138,900	136,600	6%	8%
Commercial rental	35,400	36,400	41,100	(3)%	(14)%
Service vehicles and other	2,100	2,100	2,000	—%	5%
	184,600	177,400	179,700	4%	3%
Held for sale	8,900	8,000	5,100	11%	75%
Total	193,500	185,400	184,800	4%	5%

Customer vehicles under SelectCare contracts (4)	51,100	51,600	52,600	(1)%	(3)%

Quarterly average vehicle count
By product line:
ChoiceLease	143,200	139,000	135,300	3%	6%
Commercial rental	35,700	37,200	41,200	(4)%	(13)%
Service vehicles and other	2,100	2,000	2,000	5%	5%
	181,000	178,200	178,500	2%	1%
Held for sale	8,800	8,000	4,600	10%	91%
Total	189,800	186,200	183,100	2%	4%

Customer vehicles under SelectCare contracts (4)	51,300	51,800	54,100	(1)%	(5)%
Customer vehicles under SelectCare on-demand (5)	2,800	3,000	5,200	(7)%	(46)%
Total vehicles serviced	243,900	241,000	242,400	1%	1%
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
The following table provides information on our North America active ChoiceLease fleet (number of units rounded to nearest hundred) and our commercial rental power fleet (excludes trailers):

				Change
	March 31, 2024	December 31, 2023	March 31, 2023	Mar 2024/ Dec 2022	Mar 2024/ Mar 2023
Active ChoiceLease fleet
End of period vehicle count (1)	138,500	129,800	129,100	7%	7%
Quarterly average vehicle count (1)	134,400	130,300	128,700	3%	4%
Commercial rental statistics
Quarterly commercial rental utilization - power fleet (2)	66%	75%	75%	(900) bps	(900) bps
————————————
(1)Active ChoiceLease vehicles are calculated as those units currently earning revenue and not classified as not yet earning or no longer earning units.
(2)Rental utilization is calculated using the number of days units are rented divided by the number of days units are available to rent based on the days in the calendar year.

Supply Chain Solutions

	Three months ended March 31,		Change 2024/2023
(Dollars in millions)	2024	2023	Three Months
Omnichannel retail	$291	$311	(6)%
Automotive	269	254	6%
Consumer packaged goods	281	218	29%
Industrial and other	131	96	36%
Subcontracted transportation and fuel	330	322	3%
SCS total revenue	$1,302	$1,201	8%

SCS operating revenue (1)	$972	$879	11%

SCS EBT	$64	$17	267%
SCS EBT as a % of SCS total revenue	4.9%	1.4%	350 bps
SCS EBT as a % of SCS operating revenue (1)	6.6%	1.9%	470 bps

End of period vehicle count:
Power vehicles	4,200	4,300	(2)%
Trailers	10,200	9,200	11%
Total	14,400	13,500	7%

	Twelve months ended March 31,		Change 2024/2023
	2024	2023
SCS EBT as a % of SCS total revenue	5.6%	4.0%	161 bps
SCS EBT as a % of SCS operating revenue (1)	7.5%	5.7%	182 bps
————————————
(1)Non-GAAP financial measure. Refer to the "Non-GAAP Financial Measures" section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.

SCS total revenue increased 8% in the first quarter of 2024, reflecting increased operating revenue (a non-GAAP measure excluding subcontracted transportation and fuel) and higher subcontracted transportation costs passed through to customers. SCS operating revenue increased 11% in the first quarter of 2024, driven primarily by recent acquisitions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
SCS EBT grew to $64 million in the first quarter of 2024, due to a prior year $30 million asset impairment charge. The increase was also due to stronger automotive performance and recent acquisitions.

Dedicated Transportation Solutions

	Three months ended March 31,		Change 2024/2023
(Dollars in millions)	2024	2023	Three Months
DTS total revenue	$563	$454	24%

DTS operating revenue (1)	$427	$322	33%

DTS EBT	$18	$29	(38)%
DTS EBT as a % of DTS total revenue	3.2%	6.4%	(320) bps
DTS EBT as a % of DTS operating revenue (1)	4.2%	9.0%	(480) bps

End of period vehicle count:
Power vehicles	7,700	5,400	43%
Trailers	12,700	6,000	112%
Total	20,400	11,400	79%

	Twelve months ended March 31,		Change 2024/2023
	2024	2023
DTS EBT as a % of DTS total revenue	5.8%	6.2%	(36) bps
DTS EBT as a % of DTS operating revenue (1)	7.8%	8.9%	(101) bps
————————————
(1)Non-GAAP financial measure. Refer to the "Non-GAAP Financial Measures" section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.
The following table summarizes the components of the change in revenue on a percentage basis versus the prior years:

	Three months ended March 31, 2024
	Total	Operating (1)
Organic, including price and volume	(3)%	—%
Acquisition	29	33
Fuel	(2)	—
Net change	24%	33%
_______________
(1)Non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.

DTS total revenue increased 24% in the first quarter of 2024, primarily due to higher operating revenue (a non-GAAP measure excluding subcontracted transportation and fuel). DTS operating revenue increased 33% in the first quarter of 2024, due to the Cardinal Logistics acquisition.

DTS EBT decreased 38% in the first quarter of 2024, due to Cardinal Logistics' acquisition integration and other related costs, as well as higher insurance costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Central Support Services

	Three months ended March 31,		Change 2024/2023
(Dollars in millions)	2024	2023	Three Months
Total CSS	$100	$103	(3)%
Allocation of CSS to business segments	(86)	(88)	(2)%
Unallocated CSS	$14	$15	(12)%

Total CSS costs decreased 3% in the first quarter of 2024, primarily due to prior year strategic investments in marketing. Unallocated CSS slightly decreased in the first quarter of 2024 reflecting lower professional fees.

FINANCIAL RESOURCES AND LIQUIDITY
Cash Flows
The following is a summary of our cash flows from continuing operations:

	Three months ended March 31,
(In millions)	2024	2023
Net cash provided by (used in):
Operating activities	$526	$478
Investing activities	(810)	(377)
Financing activities	316	(126)
Effect of exchange rate changes on cash	(2)	11
Net change in cash, cash equivalents, and restricted cash	$30	$(14)

	Three months ended March 31,
(In millions)	2024	2023
Net cash provided by operating activities from continuing operations
Earnings from continuing operations	$85	$140
Non-cash and other, net	545	522
Collections on sales-type leases	38	30
Changes in operating assets and liabilities	(142)	(214)
Net cash provided by operating activities from continuing operations	$526	$478

Net cash provided by operating activities from continuing operations were $526 million for the three months ended March 31, 2024, compared to $478 million in the prior year period, primarily reflecting lower working capital needs. Net cash used in investing activities from continuing operations increased to $810 million for the three months ended March 31, 2024, compared with $377 million in 2023, reflecting the acquisition of Cardinal and lower proceeds from sales of property and revenue earning equipment. Net cash provided by financing activities from continuing operations increased to $316 million for the three months ended March 31, 2024, compared with cash used of $126 million in 2023, primarily reflecting higher borrowing needs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
The following table shows our free cash flow (a non-GAAP measure) computation:

	Three months ended March 31,
(In millions)	2024	2023
Net cash provided by operating activities from continuing operations	$526	$478
Sales of revenue earning equipment (1)	162	216
Sales of operating property and equipment (1)	11	48
Total cash generated (2)	699	742
Purchases of property and revenue earning equipment (1)	(686)	(641)
Free cash flow (2)	$13	$101
————————————
(1)Included in cash flows from investing activities.
(2)Non-GAAP financial measure. Reconciliations of net cash provided by operating activities to total cash generated and to free cash flow are set forth in this table. Refer to the "Non-GAAP Financial Measures" section of this MD&A for the reasons why management believes this measure is important to investors.

Free cash flow (a non-GAAP measure) declined to $13 million for the three months ended March 31, 2024, compared to $101 million in 2023, primarily reflecting lower proceeds from sales of property and revenue earning equipment.

The following table provides a summary of gross capital expenditures:

	Three months ended March 31,
(In millions)	2024	2023
Revenue earning equipment:
ChoiceLease	$582	$579
Commercial rental	79	177
	661	756
Operating property and equipment	55	46
Gross capital expenditures	716	802
Changes to liabilities related to purchases of property and revenue earning equipment	(30)	(161)
Cash paid for purchases of property and revenue earning equipment	$686	$641

Gross capital expenditures decreased to $716 million for the three months ended March 31, 2024, primarily reflecting lower investments in commercial rental.

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

Cash and cash equivalents totaled $234 million as of March 31, 2024. As of March 31, 2024, $131 million was held outside the U.S. and is available to fund operations. Our intention is to permanently reinvest the earnings of our foreign subsidiaries, with the exception of our non-operating U.K. subsidiary where the assertion was removed in 2021. Federal, state and foreign income taxes, withholding taxes and the tax impact of foreign currency exchange gains or losses were considered on the remaining U.K. undistributed earnings as of March 31, 2024, and there was no impact to deferred taxes.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
In February 2024, we issued two tranches of unsecured medium-term notes with aggregate principal amounts of $350 million and $550 million, bearing annual interest of 5.30% and 5.38%, respectively, and maturing on March 15, 2027 and March 15, 2029, respectively. Refer to Note 8, "Debt," in the Notes to Condensed Consolidated Financial Statements for additional information on our global revolving credit facility, trade receivables financing program, medium-term notes, and asset-backed financing obligations.

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

Our debt ratings and rating outlooks as of March 31, 2024, were as follows:

Rating Summary
	Short-term	Short-term Outlook	Long-term	Long-term Outlook
Standard & Poor’s Ratings Services	A2	—	BBB+	Stable
Moody’s Investors Service	P2	Stable	Baa2	Stable
Fitch Ratings	F2	—	BBB+	Positive

As of March 31, 2024, we had the following amounts available to fund operations under the following facilities:

(In millions)
Global revolving credit facility	$540
Trade receivables financing program	$197

In accordance with our funding philosophy, we attempt to align the aggregate average remaining re-pricing life of our debt with the aggregate average remaining re-pricing life of our vehicle assets. We utilize both fixed-rate and variable-rate debt to achieve this alignment and generally target a mix of 20% - 40% variable-rate debt as a percentage of total debt outstanding. The variable-rate portion of our total debt (including notional value of swap agreements) was 18% and 16% as of March 31, 2024 and December 31, 2023, respectively.

Our debt-to-equity ratio was 246% and 232% as of March 31, 2024 and December 31, 2023, respectively. The debt-to-equity ratio represents total debt divided by total equity.

Share Repurchases and Cash Dividends.

Refer to Note 9, "Share Repurchase Programs," in the Notes to Condensed Consolidated Financial Statements for a discussion on our share repurchase programs.

In February 2024 and 2023, our board of directors declared a quarterly cash dividend of $0.71 and $0.62 per share of common stock, respectively.

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

Adjusted ROE is defined as adjusted net earnings divided by adjusted average shareholders' equity and represents the rate of return on shareholders' investment. Other items impacting comparability described above are excluded, as applicable, from the calculation of adjusted net earnings and adjusted average shareholders' equity. We also exclude any significant charges for pension settlements or curtailments from the calculation of adjusted net earnings. We use adjusted ROE as an internal measure of how effectively we use the owned capital invested in our operations.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
The following table provides a reconciliation of GAAP Earnings from continuing operations before income taxes (EBT), Earnings from continuing operations, and Earnings from continuing operations per common share — Diluted (Diluted EPS) to comparable EBT, comparable earnings, and comparable EPS. Certain items included in EBT, Earnings from continuing operations, and Diluted EPS have been excluded from our comparable EBT, comparable earnings and comparable diluted EPS measures. The following table lists a summary of these items, which are discussed in more detail throughout our MD&A and within the Notes to Condensed Consolidated Financial Statements:

	Continuing Operations
	Three months ended March 31,
(In millions, except per share amount)	2024	2023
EBT	$114	$201
Non-operating pension costs, net	11	10
Acquisition costs (1)	5	—
FMS U.K. exit (1)	—	(31)
Other, net (1)	(1)	(1)
Comparable EBT	$129	$179

Earnings	$85	$140
Non-operating pension costs, net	7	8
Acquisition costs (1)	4	—
FMS U.K. exit (1)	—	(14)
Other, net (1)	—	(1)
Comparable Earnings	$96	$133

Diluted EPS	$1.89	$2.95
Non-operating pension costs, net	0.17	0.17
Acquisition costs (1)	0.09	—
FMS U.K. exit (1)	—	(0.30)
Other, net (1)	(0.01)	(0.01)
Comparable EPS	$2.14	$2.81
————————————
(1)Refer to Note 14, “Other Items Impacting Comparability,” in the Notes to Condensed Consolidated Financial Statements for additional information.

Note: Amounts may not be additive due to rounding.

The following table provides a reconciliation of the effective tax rate to the comparable tax rate:

	Three months ended March 31,
(In millions)	2024	2023
Effective tax rate on continuing operations (1)	25.4%	30.5%
Tax adjustments and income tax effects of non-GAAP adjustments (2)	(0.2)%	(5.0)%
Comparable effective tax rate on continuing operations (1)	25.2%	25.5%
————————————
(1)The effective tax rate on continuing operations and comparable tax rate are based on EBT and comparable EBT, respectively, found above.
(2)Refer to the table above for more information on tax adjustments. Income tax effects of non-GAAP adjustments are calculated based on the marginal tax rates to which the non-GAAP adjustments are related.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

The following table provides a reconciliation of Net earnings to comparable EBITDA:

	Three months ended March 31,
(In millions)	2024	2023
Net earnings	$85	$139
Loss from discontinued operations, net of tax	—	1
Provision for income taxes	29	61
EBT	114	201
Non-operating pension costs, net	11	10
Other items impacting comparability, net (1)	4	(32)
Comparable EBT	129	179
Interest expense	92	65
Depreciation	424	445
Used vehicle sales, net (2)	(20)	(70)
Amortization	11	9
Comparable EBITDA	$636	$628
————————————
(1)Refer to the table above in the Operating Results by Segment for a discussion on items excluded from our comparable measures and their classification within our Condensed Consolidated Statements of Earnings and Note 14, "Other Items Impacting Comparability" in the Notes to Condensed Consolidated Financial Statements for additional information.
(2)Refer to Note 5,"Revenue Earning Equipment, net," in the Notes to Consolidated Financial Statements for additional information.

The following table provides a reconciliation of Total revenue to Operating revenue:

	Three months ended March 31,
(In millions)	2024	2023
Total revenue	$3,098	$2,952
Subcontracted transportation and fuel	(603)	(606)
Operating revenue	$2,495	$2,346

The following table provides a reconciliation of FMS total revenue to FMS operating revenue:

	Three months ended March 31,		Twelve months ended March 31,
(Dollars in millions)	2024	2023	2024	2023
FMS total revenue	$1,455	$1,503	$5,882	$6,301
Fuel services revenue	(204)	(241)	(840)	(1,108)
FMS operating revenue	$1,251	$1,262	$5,042	$5,193

FMS EBT	$100	$182	$583	$990
FMS EBT as a % of FMS total revenue	6.9%	12.1%	9.9%	15.7%
FMS EBT as a % of FMS operating revenue	8.0%	14.4%	11.6%	19.1%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

The following table provides a reconciliation of SCS total revenue to SCS operating revenue:

	Three months ended March 31,		Twelve months ended March 31,
(Dollars in millions)	2024	2023	2024	2023
SCS total revenue	$1,302	$1,201	$4,976	$4,832
Subcontracted transportation and fuel	(330)	(322)	(1,258)	(1,437)
SCS operating revenue	$972	$879	$3,718	$3,395

SCS EBT	$64	$17	$278	$192
SCS EBT as a % of SCS total revenue	4.9%	1.4%	5.6%	4.0%
SCS EBT as a % of SCS operating revenue	6.6%	1.9%	7.5%	5.7%

The following table provides a reconciliation of DTS total revenue to DTS operating revenue:

	Three months ended March 31,		Twelve months ended March 31,
(Dollars in millions)	2024	2023	2024	2023
DTS total revenue	$563	$454	$1,894	$1,815
Subcontracted transportation and fuel	(136)	(132)	(491)	(550)
DTS operating revenue	$427	$322	$1,403	$1,265

DTS EBT	$18	$29	$110	$112
DTS EBT as a % of DTS total revenue	3.2%	6.4%	5.8%	6.2%
DTS EBT as a % of DTS operating revenue	4.2%	9.0%	7.8%	8.9%

The following tables provide numerical reconciliations of net earnings to adjusted net earnings and average shareholders' equity to adjusted average shareholders' equity (Adjusted ROE), and of the non-GAAP elements used to calculate the adjusted return on equity to the corresponding GAAP measures:

	Twelve months ended March 31,
(Dollars in millions)	2024	2023
Net earnings	$351	$832
Other items impacting comparability, net (1)	193	(121)
Tax impact (2)	(11)	59
Adjusted net earnings [A]	$533	$770

Average shareholders' equity	$3,067	$2,887
Average adjustments to shareholders' equity (3)	(11)	(15)
Adjusted average shareholders' equity [B]	$3,056	$2,872

Adjusted return on equity [A/B]	17%	27%
————————————
(1)Refer to the table below for a composition of Other items impacting comparability, net for the 12-month rolling period.
(2)Represents income taxes on other items impacting comparability.
(3)Represents the impact of other items impacting comparability, net of tax, to equity for the respective periods.

Note: Amounts may not be additive due to rounding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

	Twelve months ended March 31,
(In millions)	2024	2023
Acquisition costs	$7	$2
FMS U.K. exit	(1)	(114)
Currency translation loss	188	—
Other, net	(1)	(9)
Other items impacting comparability, net	$193	$(121)

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
•our expectations regarding the impact of seasonal labor shortages and interruptions and subcontracted transportation costs;
•our expectations regarding ChoiceLease;
•our expectations in our SCS and DTS business segments related to revenue, earnings growth, and contract sales activity;
•our expectations of cash flow from operating activities, free cash flow, and full-year guidance;
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
•our expectations regarding the benefits from our strategic investments and initiatives, including the integration of our recent acquisitions, and maintenance and lease pricing initiatives;
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
◦Financial institution disruptions and the impacts of geopolitical events or conflicts.
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
◦Decreases in volume in our SCS omnichannel retail vertical.
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
•Other risks detailed from time to time in our SEC filings including our 2023 Annual Report on Form 10-K and in "Item 1A.-Risk Factors" of this Quarterly Report.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to Ryder's exposures to market risks since December 31, 2023. Please refer to the 2023 Annual Report on Form 10-K for a complete discussion of Ryder's exposures to market risks.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

As of the end of the first quarter of 2024, we carried out an evaluation, under the supervision and with the participation of management, including Ryder's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ryder's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the first quarter of 2024, Ryder's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2024, there were no changes in Ryder's internal control over financial reporting that have materially affected or are reasonably likely to materially affect such internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of our material pending legal proceedings, please refer to Note 15, "Contingencies and Other Matters," in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

To our knowledge and except to the extent additional factual information disclosed in this Quarterly Report on Form 10-Q relates to such risk factors, there have been no material changes in the risk factors described in "Item 1A. Risk Factors" in our Form 10-K for the year ended December 31, 2023, filed with the SEC on February 20, 2024. Our operations could also be affected by additional risk factors that are not presently known to us or by factors that we currently consider not material to our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases we made of our common stock during the three months ended March 31, 2024:

(Dollars in millions, except per share)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Aggregate Maximum Number of Shares That May Yet Be Purchased Under the Discretionary and Anti-Dilutive Programs (1)
January 1 through January 31, 2024	371	$111.71	—	3,470,118
February 1 through February 29, 2024	638,164	114.58	451,016	3,019,102
March 1 through March 31, 2024	740	118.77	—	3,019,102
Total	639,275	$114.59	451,016
————————————
(1)We currently maintain two share repurchase programs approved by our board of directors in October 2023. Refer to Note 9, “Share Repurchase Programs,” in the Notes to Condensed Consolidated Financial Statements for a discussion on our share repurchase programs. Share repurchases under both programs can be made from time to time using our working capital and a variety of methods, including open-market transactions and trading plans established pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The timing and actual number of shares repurchased are subject to market conditions, legal requirements and other factors, including balance sheet leverage, availability of quality acquisitions and stock price.

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

RYDER SYSTEM, INC.
(Registrant)

Date:	April 23, 2024	By:	/s/ JOHN J. DIEZ
John J. Diez
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	April 23, 2024	By:	/s/ CRISTINA GALLO-AQUINO
Cristina Gallo-Aquino
Senior Vice President and Controller
(Principal Accounting Officer)