Form 10-Q
period 2024-06-30
RYDER SYSTEM INC
filed 2024-07-25
CIK 85961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No   ☑
The number of shares of Ryder System, Inc. Common Stock outstanding at June 30, 2024, was 43,283,183.

RYDER SYSTEM, INC.
FORM 10-Q QUARTERLY REPORT

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
(In millions, except per share amounts)	2024	2023	2024	2023
Services revenue	$2,114	$1,778	$4,151	$3,599
Lease & related maintenance and rental revenue	948	976	1,884	1,955
Fuel services revenue	120	130	244	282
Total revenue	3,182	2,884	6,279	5,836

Cost of services	1,793	1,507	3,536	3,114
Cost of lease & related maintenance and rental	644	661	1,313	1,335
Cost of fuel services	116	126	237	275
Selling, general and administrative expenses	368	343	746	706
Non-operating pension costs, net	10	10	21	20
Used vehicle sales, net	(19)	(55)	(39)	(127)
Interest expense	96	72	188	137
Miscellaneous income, net	(4)	(11)	(19)	(31)
Currency translation adjustment loss	—	188	—	188
Restructuring and other items, net	—	(1)	4	(26)
	3,004	2,840	5,987	5,591

Earnings from continuing operations before income taxes	178	44	292	245
Provision for income taxes	52	62	80	123
Earnings (loss) from continuing operations	126	(18)	212	122
Earnings (loss) from discontinued operations, net of taxes	1	—	—	(1)
Net earnings (loss)	$127	$(18)	$212	$121

Earnings (loss) per common share — Basic
Continuing operations	$2.88	$(0.39)	$4.81	$2.64
Discontinued operations	0.01	(0.01)	0.01	(0.02)
Net earnings (loss)	$2.89	$(0.40)	$4.82	$2.61

Earnings (loss) per common share — Diluted
Continuing operations	$2.83	$(0.39)	$4.72	$2.60
Discontinued operations	0.01	(0.01)	0.01	(0.02)
Net earnings (loss)	$2.84	$(0.40)	$4.73	$2.57
See accompanying Notes to Condensed Consolidated Financial Statements.
Note: Earnings per common share—basic (EPS) and/or earnings per common share—diluted (Diluted EPS) amounts may not be additive due to rounding.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three months ended June 30,		Six months ended June 30,
(In millions)	2024	2023	2024	2023
Net earnings (loss)	$127	$(18)	$212	$121
Other comprehensive income (loss):
Changes in cumulative translation adjustment and unrealized gains from cash flow hedges	(23)	207	(28)	216

Amortization of pension and postretirement items	7	6	15	13
Income tax expense related to amortization of pension and postretirement items	(1)	(1)	(3)	(3)
Amortization of pension and postretirement items, net of taxes	6	5	12	10

Other comprehensive (loss) income, net of taxes	(17)	212	(16)	226

Comprehensive income	$110	$194	$196	$347
See accompanying Notes to Condensed Consolidated Financial Statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(In millions, except share amounts)	June 30, 2024	December 31, 2023
Assets:
Current assets:
Cash and cash equivalents	$164	$204
Receivables, net	1,861	1,714
Prepaid expenses and other current assets	346	347
Total current assets	2,371	2,265
Revenue earning equipment, net	8,968	8,892
Operating property and equipment, net of accumulated depreciation of $1,586 and $1,511	1,208	1,217
Goodwill	1,115	940
Intangible assets, net	490	396
Operating lease right-of-use assets	1,144	1,016
Sales-type leases and other assets	1,112	1,052
Total assets	$16,408	$15,778

Liabilities and shareholders' equity:
Current liabilities:
Short-term debt and current portion of long-term debt	$1,086	$1,583
Accounts payable	797	833
Accrued expenses and other current liabilities	1,301	1,233
Total current liabilities	3,184	3,649
Long-term debt	6,450	5,531
Other non-current liabilities	2,053	1,871
Deferred income taxes	1,640	1,658
Total liabilities	13,327	12,709

Commitments and contingencies (Note 14)
Shareholders' equity:
Preferred stock, no par value per share — authorized, 3,800,917; none outstanding, June 30, 2024 and December 31, 2023	—	—
Common stock, $0.50 par value per share — authorized, 400,000,000; outstanding, June 30, 2024 — 43,283,183 and December 31, 2023 — 43,902,065	22	22
Additional paid-in capital	1,141	1,148
Retained earnings	2,589	2,554
Accumulated other comprehensive loss	(671)	(655)
Total shareholders' equity	3,081	3,069
Total liabilities and shareholders' equity	$16,408	$15,778
See accompanying Notes to Condensed Consolidated Financial Statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
(In millions)	2024	2023
Cash flows from operating activities from continuing operations:
Net earnings	$212	$121
Less: Loss from discontinued operations, net of tax	—	(1)
Earnings from continuing operations	212	122
Depreciation expense	852	857
Used vehicle sales, net	(39)	(127)
Currency translation adjustment loss	—	188
Amortization expense and other non-cash charges, net	73	44
Non-cash lease expense	191	124
Non-operating pension costs, net and share-based compensation expense	41	41
Deferred income tax expense	(20)	94
Collections on sales-type leases	76	63
Changes in operating assets and liabilities:
Receivables	(46)	92
Prepaid expenses and other assets	20	—
Accounts payable	(35)	(2)
Accrued expenses and other liabilities	(247)	(275)
Net cash provided by operating activities from continuing operations	1,078	1,221

Cash flows from investing activities from continuing operations:
Purchases of property and revenue earning equipment	(1,324)	(1,652)
Sales of revenue earning equipment	305	394
Sales of operating property and equipment	12	53
Acquisitions, net of cash acquired	(297)	—
Other investing activities	(1)	(2)
Net cash used in investing activities from continuing operations	(1,305)	(1,207)

Cash flows from financing activities from continuing operations:
Net borrowings (repayments) of commercial paper and other	81	(27)
Debt proceeds	1,193	1,314
Debt repayments	(870)	(1,124)
Dividends on common stock	(66)	(63)
Common stock issued	—	(18)
Common stock repurchased	(141)	(133)
Other financing activities	(3)	(6)
Net cash provided by (used in) financing activities from continuing operations	194	(57)

Effect of exchange rate changes on Cash and cash equivalents	(7)	(6)
Decrease in Cash and cash equivalents	(40)	(49)
Cash and cash equivalents at beginning of period	204	267
Cash and cash equivalents at end of period	$164	$218

See accompanying Notes to Condensed Consolidated Financial Statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

	Three months ended June 30, 2024
	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
(In millions, except share amounts in thousands)	Amount	Shares	Par				Total
Balance as of April 1, 2024	$—	43,829	$22	$1,129	$2,568	$(654)	$3,065
Comprehensive income	—	—	—	—	127	(17)	110
Common stock dividends declared —$0.71 per share	—	—	—	—	(32)	—	(32)
Common stock issued under employee stock award and stock purchase plans and other (1)	—	183	1	16	—	—	17
Common stock repurchases	—	(729)	(1)	(15)	(74)	—	(90)
Share-based compensation	—	—	—	11	—	—	11
Balance as of June 30, 2024	$—	43,283	$22	$1,141	$2,589	$(671)	$3,081

	Three months ended June 30, 2023
	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
(In millions, except share amounts in thousands)	Amount	Shares	Par				Total
Balance as of April 1, 2023	$—	46,492	$23	$1,168	$2,596	$(782)	$3,005
Comprehensive income	—	—	—	—	(18)	212	194
Common stock dividends declared —$0.62 per share	—	—	—	—	(29)	—	(29)
Common stock issued under employee stock award and stock purchase plans and other (1)	—	115	1	2	—	—	3
Common stock repurchases	—	(1,080)	(1)	(27)	(60)	—	(88)
Share-based compensation	—	—	—	11	—	—	11
Balance as of June 30, 2023	$—	45,527	$23	$1,154	$2,489	$(570)	$3,096
————————————
(1)Net of common shares delivered as payment for the exercise price or to satisfy the holders' withholding tax liability upon exercise of options.

See accompanying Notes to Condensed Consolidated Financial Statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

	Six months ended June 30, 2024
	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
(In millions, except share amounts in thousands)	Amount	Shares	Par				Total
Balance as of January 1, 2024	$—	43,902	$22	$1,148	$2,554	$(655)	$3,069
Comprehensive income	—	—	—	—	212	(16)	196
Common stock dividends declared —$1.42 per share	—	—	—	—	(64)	—	(64)
Common stock issued under employee stock award and stock purchase plans and other (1)	—	561	1	(1)	—	—	—
Common stock repurchases	—	(1,180)	(1)	(27)	(113)	—	(141)
Share-based compensation	—	—	—	21	—	—	21
Balance as of June 30, 2024	$—	43,283	$22	$1,141	$2,589	$(671)	$3,081

	Six months ended June 30, 2023
	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
(In millions, except share amounts in thousands)	Amount	Shares	Par				Total
Balance as of January 1, 2023	$—	46,287	$23	$1,192	$2,518	$(796)	$2,937
Comprehensive income	—	—	—	—	121	226	347
Common stock dividends declared —$1.24 per share	—	—	—	—	(59)	—	(59)
Common stock purchased under employee stock option and stock purchase plans and other (1)	—	785	1	(21)	2	—	(18)
Common stock repurchases	—	(1,545)	(1)	(39)	(93)	—	(133)
Share-based compensation	—	—	—	22	—	—	22
Balance as of June 30, 2023	$—	45,527	$23	$1,154	$2,489	$(570)	$3,096
————————————
(1)Net of common shares delivered as payment for the exercise price or to satisfy the holders' withholding tax liability upon exercise of options.

See accompanying Notes to Condensed Consolidated Financial Statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. GENERAL

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements include the accounts of Ryder System, Inc. (Ryder) and all entities in which Ryder has a controlling voting interest (subsidiaries) and variable interest entities (VIE) where Ryder is determined to be the primary beneficiary in accordance with generally accepted accounting principles in the United States (GAAP). Ryder is deemed to be the primary beneficiary if we have the power to direct the activities that most significantly impact the entity's economic performance and we share in the significant risks and rewards of the entity. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies described in our 2023 Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements and notes thereto. The year-end Condensed Consolidated Balance Sheet data was derived from our audited financial statements, but does not include all disclosures required by GAAP. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair statement have been included and the disclosures herein are adequate. The operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. Certain prior period amounts disclosed within the Notes to Condensed Consolidated Financial Statements have been reclassified to conform with the current period presentation.

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table sets forth financial information for each of our segments and provides a reconciliation between segment EBT and Earnings from continuing operations before income taxes:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2024	2023	2024	2023
Revenue:
Fleet Management Solutions:
ChoiceLease	$856	$781	$1,698	$1,557
Commercial rental	244	301	475	605
SelectCare and other	176	172	354	354
Fuel services revenue	202	205	406	446
Fleet Management Solutions	1,478	1,459	2,933	2,962
Supply Chain Solutions	1,341	1,179	2,643	2,380
Dedicated Transportation Solutions	635	440	1,198	894
Eliminations (1)	(272)	(194)	(495)	(400)
Total revenue	$3,182	$2,884	$6,279	$5,836

Earnings from continuing operations before income taxes:
Fleet Management Solutions	$133	$180	$233	$362
Supply Chain Solutions	85	76	149	93
Dedicated Transportation Solutions	37	33	55	62
Eliminations	(34)	(24)	(63)	(49)
	221	265	374	468
Unallocated Central Support Services	(22)	(20)	(35)	(35)
Intangible amortization expense (2)	(11)	(8)	(22)	(17)
Non-operating pension costs, net (3)	(10)	(10)	(21)	(20)
Other items impacting comparability, net (4)	—	(183)	(4)	(151)
Earnings from continuing operations before income taxes	$178	$44	$292	$245
————————————
(1)Represents the elimination of intercompany revenue in our FMS business segment.
(2)Included within "Selling, general and administrative expenses" in our Condensed Consolidated Statements of Earnings.
(3)Refer to Note 12, "Employee Benefit Plans," for a discussion on this item.
(4)Refer to Note 13, "Other Items Impacting Comparability," for a discussion of items excluded from our primary measure of segment performance.

The following table sets forth the capital expenditures paid for each of our segments:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2024	2023	2024	2023
Fleet Management Solutions	$636	$971	$1,290	$1,592
Supply Chain Solutions	3	32	30	44
Dedicated Transportation Solutions	—	1	1	1
Central Support Services	—	7	3	15
Purchases of property and revenue earning equipment	$639	$1,011	$1,324	$1,652

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
3. REVENUE
Disaggregation of Revenue
The following tables disaggregate our revenue recognized by primary geographical market in our reportable business segments and by industry for SCS. Refer to Note 2, "Segment Reporting," for the disaggregation of our revenue by major products/service lines.

Primary Geographical Markets

	Three months ended June 30, 2024
(In millions)	FMS	SCS	DTS	Eliminations	Total
United States	$1,400	$1,185	$635	$(261)	$2,959
Canada	78	70	—	(11)	137
Mexico	—	86	—	—	86
Total revenue	$1,478	$1,341	$635	$(272)	$3,182

	Three months ended June 30, 2023
(In millions)	FMS	SCS	DTS	Eliminations	Total
United States	$1,381	$1,035	$440	$(185)	$2,671
Canada	78	65	—	(9)	134
Mexico	—	79	—	—	79
Total revenue	$1,459	$1,179	$440	$(194)	$2,884

	Six months ended June 30, 2024
(In millions)	FMS	SCS	DTS	Eliminations	Total
United States	$2,780	$2,335	$1,198	$(473)	$5,840
Canada	153	141	—	(22)	272
Mexico	—	167	—	—	167
Total revenue	$2,933	$2,643	$1,198	$(495)	$6,279

	Six months ended June 30, 2023
(In millions)	FMS	SCS	DTS	Eliminations	Total
United States	$2,807	$2,103	$894	$(381)	$5,423
Canada	155	127	—	(19)	263
Mexico	—	150	—	—	150
Total revenue	$2,962	$2,380	$894	$(400)	$5,836

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

Industry

Our SCS business segment included revenue from the following industries:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2024	2023	2024	2023
Omnichannel retail	$417	$405	$833	$858
Automotive	417	410	823	803
Consumer packaged goods	294	231	584	458
Industrial and other	213	133	403	261
Total SCS revenue	$1,341	$1,179	$2,643	$2,380
Lease & Related Maintenance and Rental Revenue
The non-lease revenue from maintenance services related to our ChoiceLease product is recognized in "Lease & related maintenance and rental revenue" in the Condensed Consolidated Statements of Earnings. For the three months ended June 30, 2024 and 2023, we recognized $241 million and $239 million, respectively. For the six months ended June 30, 2024 and 2023, we recognized $484 million and $483 million, respectively.
Deferred Revenue
The following table includes the changes in deferred revenue due to the collection and deferral of cash or the satisfaction of our performance obligation under the contract:

	Six months ended June 30,
(In millions)	2024	2023
Balance as of beginning of period	$545	$544
Recognized as revenue during period from beginning balance	(105)	(93)
Consideration deferred during period, net	131	96
Foreign currency translation adjustment and other	1	2
Balance as of end of period	$572	$549
Contracted Not Recognized Revenue

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized (contracted not recognized revenue). Contracted not recognized revenue was $3.0 billion as of June 30, 2024, and primarily includes deferred revenue and amounts for ChoiceLease maintenance revenue that will be recognized as revenue in future periods as we provide maintenance services to our customers.

4. RECEIVABLES, NET

(In millions)	June 30, 2024	December 31, 2023
Trade	$1,633	$1,505
Sales-type lease	146	140
Other, primarily warranty and insurance	116	111
	1,895	1,756
Allowance for credit losses and other	(34)	(42)
Receivables, net	$1,861	$1,714

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

The following table provides a reconciliation of our allowance for credit losses and other:

	Six months ended June 30,
(In millions)	2024	2023
Balance as of beginning of period	$42	$41
Changes to provisions for credit losses	11	9
Write-offs and other	(19)	(16)
Balance as of end of period	$34	$34

5. REVENUE EARNING EQUIPMENT, NET

	Estimated Useful Lives (In Years)	June 30, 2024			December 31, 2023
(Dollars in millions)		Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
Held for use:
Trucks	3 — 7	$5,821	$(2,182)	$3,639	$5,630	$(2,192)	$3,438
Tractors	4 — 7.5	6,737	(2,641)	4,096	6,995	(2,712)	4,283
Trailers and other	9.5 — 12	1,709	(665)	1,044	1,686	(683)	1,003
Held for sale		840	(651)	189	732	(564)	168
Total		$15,107	$(6,139)	$8,968	$15,043	$(6,151)	$8,892
Residual Value Estimate Changes

We periodically review and adjust, as appropriate, the estimated residual values and useful lives of existing revenue earning equipment for the purposes of recording depreciation expense. Based on the results of our analysis, we may adjust the estimated residual values and useful lives of certain classes of our revenue earning equipment each year. Reductions in estimated residual values or useful lives will increase depreciation expense over the remaining useful life of the vehicle. Conversely, an increase in estimated residual values or useful lives will decrease depreciation expense over the remaining useful life of the vehicle. At the end of the vehicle's useful life or end of the lease term, the vehicle is either sold to a third party or purchased by the lessee, in which case we may record a gain or loss for the difference between the estimated residual value and the sales price.

Our review of the estimated residual values and useful lives of revenue earning equipment is based on vehicle class (i.e., generally subcategories of trucks, tractors and trailers by weight and usage), historical and current market prices, third-party expected future market prices, expected lives of vehicles, and expected sales in the wholesale or retail markets, among other factors. A variety of factors, many of which are outside of our control, could cause residual value estimates to differ from actual used vehicle sales pricing, such as changes in supply and demand of used vehicles; volatility in market conditions; changes in vehicle technology; competitor pricing; regulatory requirements; wholesale market prices; customer requirements and preferences; and changes in underlying assumption factors. As a result, future residual value estimates and resulting depreciation expense are subject to change based upon these factors. We have disciplines related to the management and maintenance of our vehicles designed to manage the risk associated with the residual values of our revenue earning equipment. For the six months ended June 30, 2024 and 2023, we did not adjust the estimated residual values and useful lives of existing revenue earning equipment.
Used Vehicle Sales and Valuation Adjustments

Revenue earning equipment held for sale is stated at the lower of carrying amount or fair value less costs to sell. Losses on vehicles held for sale for which carrying values exceeded fair value, which we refer to as "valuation adjustments," are recognized at the time they are deemed to meet the held-for-sale criteria and are presented within "Used vehicle sales, net" in the Condensed Consolidated Statements of Earnings. For revenue earning equipment held for sale, we stratify our fleet by vehicle type (trucks, tractors and trailers), weight class, age and other relevant characteristics and create classes of similar assets for analysis purposes. For revenue earning equipment held for sale, fair value was determined based upon recent market prices obtained from our own sales experience for each class of similar assets and vehicle condition, if available, or third-party market pricing. In addition, we

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

also consider expected declines in market prices, as well as forecasted sales channel mix (retail/wholesale) when valuing the vehicles held for sale.
The following table presents our assets held for sale that are measured at fair value on a nonrecurring basis and considered a Level 3 fair value measurement:

			Losses from Valuation Adjustments
	June 30, 2024	December 31, 2023	Three months ended June 30,		Six months ended June 30,
(In millions)			2024	2023	2024	2023
Revenue earning equipment held for sale:
Trucks	$9	$5	$3	$1	$6	$3
Tractors	32	38	3	—	9	—
Trailers and other	3	4	1	1	2	1
Total assets at fair value	$44	$47	$7	$2	$17	$4
The table above reflects only the portion where net book values of revenue earnings equipment held for sale exceeded fair values and valuation adjustments were recorded. The net book value of assets held for sale that were less than fair value was $145 million and $121 million as of June 30, 2024 and December 31, 2023, respectively.

The components of "Used vehicle sales, net" were as follows:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2024	2023	2024	2023
Gains on used vehicle sales, net	$(26)	$(57)	$(56)	$(131)
Losses from valuation adjustments	7	2	17	4
Used vehicle sales, net	$(19)	$(55)	$(39)	$(127)

6. ACCRUED EXPENSES AND OTHER LIABILITIES

	June 30, 2024			December 31, 2023
(In millions)	Accrued expenses and other current liabilities	Other non-current liabilities	Total	Accrued expenses and other current liabilities	Other non-current liabilities	Total
Salaries and wages	$162	$—	$162	$200	$—	$200
Income taxes	6	—	6	14	—	14
Pension and other employee benefits	18	233	251	27	231	258
Self-insurance	201	314	515	175	284	459
Operating taxes	133	—	133	129	—	129
Interest	66	—	66	59	—	59
Deposits, mainly from customers	65	—	65	68	—	68
Operating lease liabilities	303	895	1,198	234	800	1,034
Deferred revenue	168	404	572	177	368	545
Other	179	207	386	150	188	338
Total	$1,301	$2,053	$3,354	$1,233	$1,871	$3,104

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

7. LEASES
Leases as Lessor
The components of lease income were as follows:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2024	2023	2024	2023
Operating leases
Lease income related to ChoiceLease	$359	$368	$740	$728
Lease income related to commercial rental (1)	$233	$287	$452	$575

Sales-type leases
Interest income related to net investment in leases	$19	$11	$36	$26

Variable lease income excluding commercial rental (1)	$99	$70	$171	$142
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

The components of net investment in sales-type leases, which are included in "Receivables, net" and "Sales-type leases and other assets" in the Condensed Consolidated Balance Sheets, were as follows:

(In millions)	June 30, 2024	December 31, 2023
Net investment in the lease — lease payment receivable	$768	$723
Net investment in the lease — unguaranteed residual value in assets	47	43
	815	766
Estimated loss allowance	(3)	(4)
Total	$812	$762

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

8. DEBT

	Weighted Average Interest Rate
(Dollars in millions)	June 30, 2024	Maturities	June 30, 2024	December 31, 2023
Debt:
Trade receivables financing program	5.77%	2025	$20	$50
U.S. commercial paper	5.60%	2026	654	572
Unsecured medium-term note issued February 2019	—%	2024	—	600
Unsecured medium-term note issued August 2019	2.50%	2024	550	550
Unsecured medium-term note issued April 2020	4.63%	2025	400	400
Unsecured medium-term note issued May 2020	3.35%	2025	400	400
Unsecured medium-term note issued December 1995	6.95%	2025	150	150
Unsecured medium-term note issued November 2021	6.12%	2026	300	300
Unsecured medium-term note issued November 2019	2.90%	2026	400	400
Unsecured medium-term note issued February 2022	4.48%	2027	450	450
Unsecured medium-term note issued May 2022	4.30%	2027	300	300
Unsecured medium-term note issued February 2024	5.30%	2027	350	—
Unsecured medium-term note issued February 2023	5.65%	2028	500	500
Unsecured medium-term note issued May 2023	5.25%	2028	650	650
Unsecured medium-term note issued November 2023	6.30%	2028	400	400
Unsecured medium-term note issued February 2024	5.38%	2029	550	—
Unsecured medium-term note issued May 2024	5.50%	2029	300	—
Unsecured medium-term note issued November 2023	6.60%	2033	600	600
Unsecured foreign obligations	—%	2024	—	50
Unsecured U.S. obligations	5.14%	2027	275	375
Asset-backed U.S. obligations (1)	3.49%	2024-2030	301	382
Finance lease obligations and other		2024-2031	58	49
			7,608	7,178
Fair market value adjustments on medium-term notes (2)			(36)	(34)
Debt issuance costs and original issue discounts			(36)	(30)
Total debt (3)			7,536	7,114
Short-term debt and current portion of long-term debt			(1,086)	(1,583)
Long-term debt			$6,450	$5,531
 ————————————
(1)Asset-backed U.S. obligations are related to financing transactions backed by a portion of our revenue earning equipment.
(2)Interest rate swaps included in "Other non-current liabilities" within the Condensed Consolidated Balance Sheets. The notional amount of interest rate swaps designated as fair value hedges was $500 million as of both June 30, 2024 and December 31, 2023.
(3)The unsecured medium-term notes bear semi-annual interest.

The fair value of total debt (excluding finance lease and asset-backed U.S. obligations) was approximately $7.3 billion and $6.8 billion as of June 30, 2024 and December 31, 2023, respectively. For publicly traded debt, estimates of fair value were based on market prices. For other debt, fair value was estimated based on a model-driven approach using rates currently available to us for debt with similar terms and remaining maturities. The fair value measurements of our publicly traded debt and our other debt were classified within Level 2 of the fair value hierarchy.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

The following table summarizes our debt proceeds and repayments in 2024:

Six months ended June 30, 2024
(In millions)	Debt Proceeds		Debt Repayments
Medium-term notes (1)	$1,193	Medium-term notes	$600
U.S. and foreign term loans, finance lease obligations and other	—	U.S. and foreign term loans, finance lease obligations and other	270
Total debt proceeds	$1,193	Total debt repaid	$870
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

On June 28, 2024, certain terms of our global revolving credit facility were amended. Pursuant to the amendment, the Canadian Dollar Offered Rate (CDOR) was replaced as an available benchmark interest rate with the Canadian Overnight Repo Rate Average (CORRA).

As of June 30, 2024, there was $746 million available under the $1.4 billion global revolving credit facility. In order to maintain availability of funding, we must maintain a ratio of debt to consolidated net worth of less than or equal to 300%, as defined in the credit facility agreement. As of June 30, 2024, the ratio was 188%.

We had letters of credit and surety bonds outstanding of $453 million and $466 million as of June 30, 2024 and December 31, 2023, respectively, which primarily guarantee the payment of insurance claims.

As of June 30, 2024, the available proceeds under the $300 million trade receivables financing program were $224 million. Utilization of this program included borrowing of $20 million and letters of credit outstanding of $56 million.

9. SHARE REPURCHASE PROGRAMS

We currently maintain two share repurchase programs approved by our board of directors in October 2023. The first program authorized management to repurchase up to 2 million shares issued to employees under our employee stock plans since August 31, 2023, under an anti-dilutive program (the "2023 Anti-Dilutive Program"). The second program grants management discretion to repurchase up to 2 million shares of common stock over a period of two years under a discretionary share repurchase program (the "October 2023 Discretionary Program"). Both the 2023 Anti-Dilutive Program and the October 2023 Discretionary Program commenced October 12, 2023, and expire October 12, 2025. Share repurchases under both programs can be made from time to time using our working capital and other borrowing sources. Shares are repurchased under open-market transactions and trading plans established pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The timing and actual number of shares repurchased are subject to market conditions, legal requirements and other factors, including balance sheet leverage, availability of acquisitions and stock price.

The discretionary share repurchase programs are designed to provide management with capital structure flexibility while concurrently managing objectives related to balance sheet leverage, acquisition opportunities, and shareholder returns. The anti-dilutive share repurchase programs are designed to mitigate the dilutive impact of shares issued under our employee stock plans.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

The following table provides the activity for shares repurchased and retired:

	Three months ended June 30,				Six months ended June 30,
	2024		2023		2024		2023
(In millions)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
2023 Anti-Dilutive Program	0.3	$32	—	$—	0.6	$70	—	$—
2021 Anti-Dilutive Program	—	—	0.3	25	—	—	0.8	70
Anti-Dilutive Programs	0.3	32	0.3	25	0.6	70	0.8	70

October 2023 Discretionary Program	0.5	57	—	—	0.6	71	—	—
February 2023 Discretionary Program	—	—	0.8	63	—	—	0.8	63
Discretionary Programs	0.5	57	0.8	63	0.6	71	0.8	63
Total	0.7	$90	1.1	$88	1.2	$141	1.5	$133
_____________________
Amounts in the table may not be additive due to rounding.

10. ACCUMULATED OTHER COMPREHENSIVE LOSS

Comprehensive income presents a measure of all changes in shareholders' equity except for changes resulting from transactions with shareholders in their capacity as shareholders. The following summary sets forth the change in each component of Accumulated other comprehensive loss, net of tax (AOCI):

(In millions)	Currency Translation Adjustments	Net Actuarial (Loss) Gain and Prior Service Costs	Unrealized Gain (Loss) from Cash Flow Hedges	Accumulated Other Comprehensive (Loss) Gain
January 1, 2024	$(18)	$(637)	$—	$(655)
Other comprehensive (loss) gain, net of tax, before reclassifications	(30)	—	5	(25)
Amounts reclassified from AOCI, net of tax	—	12	(3)	9
Net current-period other comprehensive gain (loss), net of tax	(30)	12	2	(16)
June 30, 2024	$(48)	$(625)	$2	$(671)

(In millions)	Currency Translation Adjustments	Net Actuarial (Loss) Gain and Prior Service Costs	Unrealized (Loss) Gain from Cash Flow Hedges	Accumulated Other Comprehensive (Loss) Gain
January 1, 2023	$(238)	$(566)	$8	$(796)
Other comprehensive gain, net of tax, before reclassifications	35	—	1	36
Amounts reclassified from AOCI, net of tax	183	10	(3)	190
Net current-period other comprehensive gain (loss), net of tax	218	10	(2)	226
June 30, 2023	$(20)	$(556)	$6	$(570)

In the second quarter of 2023, we recognized a non-cash, cumulative currency translation adjustment loss of $183 million as a result of the FMS United Kingdom (U.K.) business exit, which is included in "Currency translation adjustment loss" in our Condensed Consolidated Statements of Earnings. The cumulative currency translation adjustment loss had no impact on our consolidated financial position or cash flows.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

11. EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per common share from continuing operations:

	Three months ended June 30,		Six months ended June 30,
(Dollars in millions and shares in thousands)	2024	2023	2024	2023
Earnings per common share — Basic:
Earnings (loss) from continuing operations	$126	$(18)	$212	$122
Less: Distributed and undistributed earnings allocated to unvested stock	(1)	—	(1)	(1)
Earnings (loss) from continuing operations available to common shareholders	$125	$(18)	$211	121

Weighted average common shares outstanding	43,609	45,975	43,734	46,176

Earnings (loss) from continuing operations per common share — Basic	$2.88	$(0.39)	$4.81	$2.64

Earnings per common share — Diluted:
Earnings (loss) from continuing operations	$126	$(18)	$212	$122
Less: Distributed and undistributed earnings allocated to unvested stock	—	—	—	—
Earnings (loss) from continuing operations available to common shareholders — Diluted	$126	$(18)	$212	$122

Weighted average common shares outstanding — Basic	43,609	45,975	43,734	46,176
Effect of dilutive equity awards	1,024	—	1,083	980
Weighted average common shares outstanding — Diluted	44,633	45,975	44,817	47,156

Earnings (loss) from continuing operations per common share — Diluted	$2.83	$(0.39)	$4.72	$2.60

Anti-dilutive equity awards not included in Diluted EPS	92	2,531	86	1,579
————————————
Note: Amounts may not be additive due to rounding.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

12. EMPLOYEE BENEFIT PLANS

Components of net pension expense for defined benefit pension plans were as follows:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2024	2023	2024	2023
Company-administered plans:
Service cost	$1	$—	$1	$—
Interest cost	21	23	43	45
Expected return on plan assets	(19)	(19)	(38)	(38)
Amortization of net actuarial loss and prior service cost	7	6	15	13
Net pension expense	$10	$10	$21	$20

Company-administered plans:
U.S.	$7	$7	$15	$15
Non-U.S.	3	3	6	5
Net pension expense	$10	$10	$21	$20

Non-operating pension costs, net include the amortization of net actuarial loss and prior service cost, interest cost and expected return on plan assets components of pension and postretirement benefit costs, as well as any significant charges for settlements or curtailments if recognized. During the six months ended June 30, 2024, we did not contribute to our pension plans. We also maintain other postretirement benefit plans that are not reflected in the table above as the amount of postretirement benefit expense for such plans was not material for any period presented.

13. OTHER ITEMS IMPACTING COMPARABILITY

Our primary measure of segment performance as shown in Note 2, "Segment Reporting," excludes certain items we do not believe are representative of the ongoing operations of our business segments. Excluding these items from our segment measure of performance allows for better year-over-year comparison:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2024	2023	2024	2023
Acquisition costs (1)	$1	$—	6	—
FMS U.K. exit, primarily net commercial claim proceeds (2)	—	(5)	—	(36)
Currency translation adjustment loss	—	188	—	188
Other, net (1)	(1)	—	(2)	(1)
Other items impacting comparability	$—	$183	$4	$151
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

Securities Litigation Relating to Residual Value Estimates

As previously disclosed, in May 2020, a putative class action on behalf of purchasers of our securities who purchased or otherwise acquired their securities between 2015 and 2020, was commenced against Ryder and certain of our current and former officers (the "Securities Class Action"). The complaint alleges, among other things, that the defendants misrepresented Ryder's depreciation policy and residual value estimates for its vehicles. In April 2023, the parties reached an agreement in principle to resolve the Securities Class Action. In February 2024, the court entered an order preliminarily approving a settlement and authorizing dissemination of the notice of settlement. We expect that the settlement amount will be covered by insurance, and accordingly is not material to our financial position or results of operations.

Between June 2020 and February 2021, five shareholder derivative complaints were filed against certain of our current and former officers and directors (the "Derivative Cases"). The Derivative Cases are generally based on the allegations set forth in the Securities Class Action and allege breach of fiduciary duties, unjust enrichment and waste of corporate assets. In September 2023, the parties reached an agreement in principle to resolve the Derivative Cases in exchange for certain specified corporate reforms, subject to the execution of definitive settlement documentation and court approval. We expect that any settlement amount of plaintiffs' attorneys' fees and expenses in connection with the settlement of the Derivative Cases also will be covered by insurance, and accordingly is not material to our financial position or results of operations.

Income Taxes

The Organisation for Economic Co-operation and Development (OECD) set forth a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as Pillar Two), with certain aspects of Pillar Two effective January 1, 2024, and other aspects effective January 1, 2025. While the U.S. has not enacted legislation to adopt Pillar Two as of June 30, 2024, certain countries in which we operate have adopted legislation, and other countries are in the process of introducing legislation to implement Pillar Two. We do not expect Pillar Two to have a material impact on our effective tax rate or our consolidated results of operation, financial position, and cash flows.

15. SUPPLEMENTAL CASH FLOW INFORMATION

	Six months ended June 30,
(In millions)	2024	2023
Interest paid	$179	$123
Income taxes paid	$142	$67
Cash paid for operating lease liabilities	$179	$115
Right-of-use assets obtained in exchange for lease obligations:
Finance leases	$19	$11
Operating leases	$85	$154
Capital expenditures acquired but not yet paid	$221	$361

16. ACQUISITIONS

On February 1, 2024, we acquired all the outstanding equity of CLH Parent Corporation (Cardinal Logistics) for a purchase price of $299 million. Cardinal Logistics is a leading customized dedicated contract carrier in North America, providing dedicated fleets and professional drivers, as well as complementary freight brokerage services, last-mile delivery and contract logistics services. We expect that the acquisition will increase our scale and network density and further advance our strategy to accelerate growth in DTS.

We believe that we have sufficient information to provide a reasonable basis for estimating the fair values of assets acquired and liabilities assumed. The purchase price allocation excludes certain items to be resolved post-closing with the seller, which may result in additional adjustments to the final purchase price. Therefore, the provisional measurements of estimated fair values

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

reflected are subject to change. We have preliminarily estimated goodwill of $172 million and intangible assets, net of $116 million for the Cardinal Logistics acquisition. None of the goodwill is expected to be deductible for income tax purposes. We expect to finalize the valuation and complete the purchase consideration allocation no later than one year from the acquisition date.

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

OVERVIEW

General

We operate in highly competitive markets. Our customers select us based on numerous factors, including service quality, price, technology and service offerings. As an alternative to using our services, customers may choose to provide these services for themselves, or may choose to obtain similar or alternative services from other third-party vendors. Our customer base includes enterprises operating in a variety of industries including food and beverage service, retail and consumer goods, transportation and logistics, automotive, industrial, housing, technology, and business and personal services.

SELECTED OPERATING PERFORMANCE ITEMS

•Diluted EPS from continuing operations of $2.83 in the second quarter of 2024 compared to $(0.39) in prior year, which reflected a non-cash FMS U.K. business exit charge
•Comparable EPS (a non-GAAP measure) from continuing operations of $3.00 in the second quarter of 2024, as compared to $3.61 in prior year, reflecting weaker market conditions in rental and used vehicle sales, partially offset by higher results in contractual lease, supply chain and dedicated transportation businesses
•Total revenue of $3.2 billion in the second quarter of 2024, compared to $2.9 billion in prior year
•Operating revenue (a non-GAAP measure) of $2.6 billion in the second quarter of 2024, up 10%, reflecting recent acquisitions
•Adjusted Return on Equity (ROE) (a non-GAAP measure) of 16% for the trailing twelve months ended June 30, 2024
•Net cash provided by operating activities from continuing operations of $1.1 billion and free cash flow (a non-GAAP measure) of $71 million in the six months ended June 30, 2024

Business Trends

During the three and six months ended June 30, 2024, market conditions for used vehicle sales and commercial rental remained weak. We also experienced a slowdown in sales activity across all business segments from the freight cycle and general economic uncertainty. We continue to benefit, though, from favorable long-term secular trends in logistics and transportation solutions, including supply chain disruptions. These secular trends provide long-term growth opportunities for our Supply Chain Solutions (SCS) and Dedicated Transportation Solutions (DTS) business segments.

In our Fleet Management Solutions (FMS) business, rental demand and used vehicle pricing declined from the prior year. We anticipate that market conditions, including a freight recessionary environment, will remain weak through most of 2024 for rental and used vehicle sales with gradual improvements expected later in the year. Our maintenance cost savings initiatives continue to benefit earnings, and our lease pricing initiatives are delivering improved portfolio returns. We expect to continue to realize incremental earnings benefits as our remaining portfolio is renewed at higher returns.

In our SCS business, outsourcing trends in warehousing and distribution continue. The acquisition of IFS as well as brokerage and logistics business from the acquisition of Cardinal Logistics drove total SCS revenue and operating revenue (a non-GAAP measure) growth in the first half of 2024. The dedicated business from the Cardinal Logistics acquisition drove operating revenue growth in DTS, and we expect this acquisition to significantly benefit DTS revenue for the remainder of 2024.

While we are experiencing positive momentum in our businesses, other unknown effects from inflationary cost pressures, labor interruptions, extended disruptions in vehicle and vehicle part production and the higher interest rate environment may negatively impact demand for our business, financial results and significant judgments and estimates.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
The following discussion provides a summary of financial highlights that are discussed in more detail throughout our MD&A and within the Notes to Condensed Consolidated Financial Statements:

	Three months ended June 30,		Six months ended June 30,		Change 2024/2023
(Dollars in millions, except per share)	2024	2023	2024	2023	Three Months	Six Months
Total revenue	$3,182	$2,884	$6,279	$5,836	10%	8%
Operating revenue (1)	2,561	2,326	5,056	4,672	10%	8%
Earnings from continuing operations before income taxes (EBT)	$178	$44	$292	$245	311%	19%
Comparable EBT (1)	188	237	317	416	(21)%	(24)%
Earnings (loss) from continuing operations	126	(18)	212	122	815%	73%
Comparable earnings from continuing operations (1)	134	170	230	303	(21)%	(24)%
Comparable EBITDA (1)	704	674	1,340	1,302	4%	3%
Earnings (loss) per common share (EPS) — Diluted
Continuing operations	$2.83	$(0.39)	$4.72	$2.60	845%	82%
Comparable (1)	3.00	3.61	5.13	6.42	(17)%	(20)%
Net cash provided by operating activities from continuing operations			$1,078	$1,221		(12)%
Total capital expenditures (2)			1,301	1,813		(28)%
Free cash flow (1)			71	16		344%

			June 30, 2024	December 31, 2023		Change
Debt to equity (3)			245%	232%		1,300 bps

			Twelve months ended June 30,
			2024	2023		Change
Adjusted return on equity (1)			16%	24%		(800) bps
______________________
(1)Non-GAAP financial measure. Refer to the "Non-GAAP Financial Measures" section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.
(2)Includes capital expenditures that have been accrued, but not yet paid.
(3)Represents total debt divided by total equity.

Total revenue was $3.2 billion in the second quarter of 2024, as compared to $2.9 billion in the prior year, and $6.3 billion in the six months ended June 30, 2024, as compared to $5.8 billion in the prior year, primarily reflecting higher operating revenue and higher subcontracted transportation. Operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation) increased 10% in the second quarter of 2024 and 8% in the six months ended June 30, 2024, reflecting recent acquisitions and contractual revenue growth in FMS and SCS, partially offset by lower commercial rental revenue in FMS.

EBT increased to $178 million and $292 million in the second quarter and six months ended June 30, 2024, respectively, largely reflecting a 2023 one-time, non-cash $188 million currency translation adjustment loss related to the FMS U.K. exit, partially offset by lower comparable EBT (a non-GAAP measure). Comparable EBT decreased 21% and 24% in the second quarter and six months ended June 30, 2024, respectively, primarily due to decreased commercial rental results and reduced gains on used vehicles sold in FMS, partially offset by higher ChoiceLease results in FMS and SCS earnings.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
CONSOLIDATED RESULTS
Services

	Three months ended June 30,		Six months ended June 30,		Change 2024/2023
(Dollars in millions)	2024	2023	2024	2023	Three Months	Six Months
Services revenue	$2,114	$1,778	$4,151	$3,599	19%	15%
Cost of services	1,793	1,507	3,536	3,114	19%	14%
Gross margin	$321	$271	$615	$485	18%	27%
Gross margin %	15%	15%	15%	13%

Services revenue represents all the revenue associated with our SCS and DTS business segments, including subcontracted transportation and fuel, as well as SelectCare and fleet support services associated with our FMS business segment. Services revenue increased 19% in the second quarter and 15% in the six months ended June 30, 2024, due to increases in DTS and SCS revenue primarily driven by recent acquisitions.

Cost of services represents the direct costs related to services revenue and is primarily comprised of salaries and employee-related costs, subcontracted transportation (purchased transportation from third parties), fuel, vehicle liability costs and maintenance costs. Cost of services increased 19% in the second quarter of 2024 reflecting higher revenue. Cost of services increased 14% for the six months ended June 30, 2024, reflecting higher revenue and a prior year, first quarter $30 million SCS asset impairment charge.

Services gross margin increased 18% in the second quarter and increased 27% for the six months ended June 30, 2024 reflecting increased pricing in SCS. Services gross margin for the six months ended June 30, 2024, also reflects the prior year SCS asset impairment charge.
Lease & Related Maintenance and Rental

	Three months ended June 30,		Six months ended June 30,		Change 2024/2023
(Dollars in millions)	2024	2023	2024	2023	Three Months	Six Months
Lease & related maintenance and rental revenue	$948	$976	$1,884	$1,955	(3)%	(4)%
Cost of lease & related maintenance and rental	644	661	1,313	1,335	(3)%	(2)%
Gross margin	$304	$315	$571	$620	(3)%	(8)%
Gross margin %	32%	32%	30%	32%

Lease & related maintenance and rental revenue represent revenue from our ChoiceLease and commercial rental product offerings within our FMS business segment. Revenue decreased 3% in the second quarter and 4% in the six months ended June 30, 2024, reflecting lower rental demand partially offset by ChoiceLease growth.

Cost of lease & related maintenance and rental represents the direct costs related to Lease & related maintenance and rental revenue and are comprised of depreciation of revenue earning equipment, maintenance costs (primarily repair parts and labor), and other costs such as licenses, insurance and operating taxes. Cost of lease & related maintenance and rental excludes interest costs from vehicle financing, which are reported within "Interest expense" in our Condensed Consolidated Statements of Earnings. Cost of lease & related maintenance and rental decreased 3% in the second quarter and 2% in the six months ended June 30, 2024, reflecting lower operating costs on a 12% smaller average commercial rental fleet, lower maintenance costs on a younger fleet and maintenance cost savings initiatives.

Lease & related maintenance and rental gross margin decreased in the second quarter and the six months ended June 30, 2024, primarily due to lower rental demand. Lease & related maintenance and rental gross margin percentage decreased in the six months ended June 30, 2024, primarily due to lower rental utilization.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Fuel

	Three months ended June 30,		Six months ended June 30,		Change 2024/2023
(Dollars in millions)	2024	2023	2024	2023	Three Months	Six Months
Fuel services revenue	$120	$130	$244	$282	(8)%	(13)%
Cost of fuel services	116	126	237	275	(8)%	(14)%
Gross margin	$4	$4	$7	$7	—%	—%
Gross margin %	3%	3%	3%	2%

Fuel services revenue represents fuel services provided to our FMS customers. Fuel services revenue decreased 8% in the second quarter and 13% in the six months ended June 30, 2024, reflecting fewer gallons sold. The decrease in the six months ended June 30, 2024, also reflects lower fuel prices passed through to customers.

Cost of fuel services includes the direct costs associated with providing our customers with fuel. These costs include fuel, salaries and employee-related costs of fuel island attendants, and depreciation of our fueling facilities and equipment. Cost of fuel services decreased 8% in the second quarter and 14% in the six months ended June 30, 2024, as a result of fewer gallons sold. The decrease in the six months ended June 30, 2024, also reflects lower fuel prices passed through to customers.

Fuel services gross margin in the second quarter and the six months ended June 30, 2024, was consistent with the prior year. Fuel services gross margin as a percentage of revenue was in line with the prior year for the second quarter of 2024 and increased in the six months ended June 30, 2024. Fuel is largely a pass-through to customers for which we realize minimal changes in margin during periods of steady market fuel prices. However, fuel services margin is impacted by sudden increases or decreases in market fuel prices during a short period of time, as customer pricing for fuel is established based on current market fuel costs. Fuel services gross margin for the second quarter and six months ended June 30, 2024, was not significantly impacted by these price change dynamics as fuel prices fluctuated during the periods.

Selling, General and Administrative Expenses

	Three months ended June 30,		Six months ended June 30,		Change 2024/2023
(Dollars in millions)	2024	2023	2024	2023	Three Months	Six Months
Selling, general and administrative expenses (SG&A)	$368	$343	$746	$706	7%	6%
Percentage of total revenue	12%	12%	12%	12%

SG&A expenses increased 7% in the second quarter of 2024 and 6% in the six months ended June 30, 2024. The increase in the second quarter and six months ended June 30, 2024, primarily reflects the impact from recent acquisitions partially offset by lower marketing costs due to strategic investments made in the prior year. SG&A expenses as a percentage of total revenue remained at 12% for the second quarter and for the six months ended June 30, 2024.

Non-Operating Pension Costs, net

	Three months ended June 30,		Six months ended June 30,		Change 2024/2023
(Dollars in millions)	2024	2023	2024	2023	Three Months	Six Months
Non-operating pension costs, net	$10	$10	$21	$20	—%	5%

Non-operating pension costs, net include the amortization of net actuarial loss and prior service cost, interest cost and expected return on plan assets components of pension and postretirement benefit costs, as well as any significant charges for settlements or curtailments if recognized.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Used Vehicle Sales, net

	Three months ended June 30,		Six months ended June 30,		Change 2024/2023
(Dollars in millions)	2024	2023	2024	2023	Three Months	Six Months
Used vehicle sales, net	$(19)	$(55)	$(39)	$(127)	(65)%	(69)%

Used vehicle sales, net includes gains or losses from sales of used vehicles, selling costs associated with used vehicles and write-downs of vehicles held for sale to fair market values (referred to as "valuation adjustments"). Used vehicle sales, net decreased in the second quarter and six months ended June 30, 2024, due to lower proceeds per unit on sales of used vehicles partially offset by higher volumes.

Average proceeds per unit decreased in the second quarter and for the six months ended June 30, 2024. The following table presents the average used vehicle pricing changes for North America compared to the prior year:

	Proceeds per unit change 2024/2023 (1)
	Three Months	Six Months
Tractors	(19)%	(27)%
Trucks	(27)%	(28)%
————————————
(1) Represents percentage change compared to prior year period in average sales proceeds on used vehicle sales using constant currency.
Interest Expense

	Three months ended June 30,		Six months ended June 30,		Change 2024/2023
(Dollars in millions)	2024	2023	2024	2023	Three Months	Six Months
Interest expense	$96	$72	$188	$137	33%	37%
Effective interest rate	5.2%	4.5%	5.1%	4.3%

Interest expense increased 33% in the second quarter and 37% for the six months ended June 30, 2024, reflecting higher market interest rates on new debt issuances and refinancings, as well as increased debt borrowings to fund recent acquisitions and share repurchases.

Miscellaneous Income, net

	Three months ended June 30,		Six months ended June 30,		Change 2024/2023
(Dollars in millions)	2024	2023	2024	2023	Three Months	Six Months
Miscellaneous income, net	$(4)	$(11)	$(19)	$(31)	(64)%	(39)%
Miscellaneous income, net consists of investment income, interest income, gains on sales of operating property, foreign currency transaction remeasurement and other non-operating items. Miscellaneous income, net decreased to $4 million in the second quarter of 2024, primarily due to lower gains on sales of properties as well as lower investment income. Miscellaneous income, net decreased to $19 million for the six months ended June 30, 2024, due to lower gains on sales of properties.

Currency Translation Adjustment Loss

	Three months ended June 30,		Six months ended June 30,		Change 2024/2023
(Dollars in millions)	2024	2023	2024	2023	Three Months	Six Months
Currency translation adjustment loss	$—	$188	$—	$188	NM	NM
————————————
NM - Denotes Not Meaningful throughout the MD&A
Refer to Note 10, "Accumulated Other Comprehensive Loss" for a discussion on the Currency translation adjustment loss.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Restructuring and Other Items, net

	Three months ended June 30,		Six months ended June 30,		Change 2024/2023
(Dollars in millions)	2024	2023	2024	2023	Three Months	Six Months
Restructuring and other items, net	$—	$(1)	$4	$(26)	NM	NM
Refer to Note 13, "Other Items Impacting Comparability" in the Notes to Condensed Consolidated Financial Statements for a discussion of restructuring charges and other items.

Provision for Income Taxes

	Three months ended June 30,		Six months ended June 30,		Change 2024/2023
(Dollars in millions)	2024	2023	2024	2023	Three Months	Six Months
Provision for income taxes	$52	$62	$80	$123	(16)%	(35)%
Effective tax rate on continuing operations	29.1%	140.8%	27.7%	50.0%
Comparable tax rate on continuing operations (1)	29.0%	28.6%	27.4%	27.3%
————————————
(1)Non-GAAP financial measure. Refer to the "Non-GAAP Financial Measures" section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.

Our effective tax rate on continuing operations was 29.1% in the second quarter of 2024, compared to 140.8% in the prior year, and 27.7% for the six months ended June 30, 2024, compared to 50.0% in the prior year. The higher effective tax rate in the prior year is primarily due to the second quarter 2023 one-time, nondeductible cumulative currency translation adjustment loss from the FMS U.K. business exit. Our comparable tax rate, which excludes the impact of the prior year currency translation adjustment loss, was 29.0% in the second quarter of 2024, and 27.4% for the six months ended June 30, 2024, consistent with the respective prior year periods.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
OPERATING RESULTS BY BUSINESS SEGMENT

	Three months ended June 30,		Six months ended June 30,		Change 2024/2023
(Dollars in millions)	2024	2023	2024	2023	Three Months	Six Months
Revenue:
Fleet Management Solutions	$1,478	$1,459	$2,933	$2,962	1%	(1)%
Supply Chain Solutions	1,341	1,179	2,643	2,380	14%	11%
Dedicated Transportation Solutions	635	440	1,198	894	44%	34%
Eliminations	(272)	(194)	(495)	(400)	(39)%	(23)%
Total	$3,182	$2,884	$6,279	$5,836	10%	8%
Operating Revenue: (1)
Fleet Management Solutions	$1,276	$1,254	$2,527	$2,516	2%	—%
Supply Chain Solutions	989	865	1,961	1,744	14%	12%
Dedicated Transportation Solutions	485	327	911	649	48%	40%
Eliminations	(189)	(120)	(343)	(237)	(58)%	(45)%
Total	$2,561	$2,326	$5,056	$4,672	10%	8%

Earnings from continuing operations before income taxes:
Fleet Management Solutions	$133	$180	$233	$362	(26)%	(35)%
Supply Chain Solutions	85	76	149	93	13%	61%
Dedicated Transportation Solutions	37	33	55	62	10%	(12)%
Eliminations	(34)	(24)	(63)	(49)	39%	29%
	221	265	374	468	(17)%	(20)%
Unallocated Central Support Services	(22)	(20)	(35)	(35)	16%	4%
Intangible amortization expense	(11)	(8)	(22)	(17)	(26)%	(26)%
Non-operating pension costs, net (2)	(10)	(10)	(21)	(20)	1%	1%
Other items impacting comparability, net (3)	—	(183)	(4)	(151)	NM	NM
Earnings from continuing operations before income taxes	$178	$44	$292	$245	311%	19%
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

The following table sets forth the benefits from equipment contribution included in EBT for our SCS and DTS business segments:

	Three months ended June 30,		Six months ended June 30,		Change 2024/2023
(Dollars in millions)	2024	2023	2024	2023	Three Months	Six Months
Equipment Contribution:
Supply Chain Solutions	$11	$11	$21	$21	3%	1%
Dedicated Transportation Solutions	23	13	42	28	68%	50%
Total	$34	$24	$63	$49	39%	29%

Vehicles acquired from Cardinal Logistics are included in FMS revenue earning equipment. Our FMS segment leases these vehicles and also provides maintenance services to our DTS segment. EBT related to inter-segment equipment and services on these acquired vehicles billed to DTS drove the increase in DTS equipment contribution in the second quarter and six months ended June 30, 2024.

Fleet Management Solutions

	Three months ended June 30,		Six months ended June 30,		Change 2024/2023
(Dollars in millions)	2024	2023	2024	2023	Three Months	Six Months
ChoiceLease	$856	$781	$1,698	$1,557	10%	9%
Commercial rental (1)	244	301	475	605	(19)%	(21)%
SelectCare and other	176	172	354	354	2%	—%
Fuel services revenue	202	205	406	446	(1)%	(9)%
FMS total revenue	$1,478	$1,459	$2,933	$2,962	1%	(1)%

FMS operating revenue (2)	$1,276	$1,254	$2,527	$2,516	2%	—%

FMS EBT	$133	$180	$233	$362	(26)%	(35)%
FMS EBT as a % of FMS total revenue	9.0%	12.3%	8.0%	12.2%	(330) bps	(420) bps
FMS EBT as a % of FMS operating revenue (2)	10.4%	14.4%	9.2%	14.4%	(400) bps	(520) bps

			Twelve months ended June 30,		Change 2024/2023
			2024	2023
FMS EBT as a % of FMS total revenue			9.1%	14.4%	(530) bps
FMS EBT as a % of FMS operating revenue (3)			10.6%	17.2%	(660) bps
————————————
(1)For the three months ended June 30, 2024 and 2023, rental revenue from lease customers in place of a lease vehicle represented 30% and 35% of commercial rental revenue, respectively. For the six months ended June 30, 2024 and 2023, rental revenue from lease customers in place of a lease vehicle represented 33% and 36% of commercial rental revenue, respectively.
(2)Non-GAAP financial measure. Refer to the "Non-GAAP Financial Measures" section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.

FMS total revenue increased 1% in the second quarter of 2024 due to higher operating revenue (a non-GAAP measure excluding fuel services revenue). FMS total revenue decreased 1% in the six months ended June 30, 2024, due to lower fuel services revenue passed through to customers partially offset by higher operating revenue. FMS operating revenue increased 2% in the second quarter of 2024 and remained consistent in the six months ended June 30, 2024, due to higher ChoiceLease revenue, including the inter-segment lease revenue with DTS from the Cardinal Logistics acquisition. The increase in FMS operating revenue in both periods was partially offset by lower rental demand.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

FMS EBT decreased 26% in the second quarter and 35% in the six months ended June 30, 2024, reflecting lower gains on used vehicle sales compared to elevated levels in the prior year and lower commercial rental results, partially offset by higher ChoiceLease performance and benefits from maintenance cost savings initiatives. Lower gains on used vehicle sales reflect a 27% and 19% decrease in used truck and tractor pricing, respectively, in the second quarter of 2024 and a 28% and 27% decrease in used truck and tractor pricing, respectively, in the six months ended June 30, 2024. Rental power fleet utilization decreased to 69% in the second quarter and 68% in the six months ended June 30, 2024, as compared to 75% in both the second quarter and the six months ended June 30, 2023. The average power fleet was 11% smaller in the second quarter of 2024 and 12% smaller in the six months ended June 30, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Our North America fleet of owned and leased revenue earning equipment and SelectCare vehicles, including vehicles under on-demand maintenance, is summarized as follows (number of units rounded to the nearest hundred):

				Change
	June 30, 2024	December 31, 2023	June 30, 2023	June 2024/ Dec 2023	June 2024/ June 2023
End of period vehicle count
By type:
Trucks (1)	77,100	75,600	74,100	2%	4%
Tractors (2)	68,700	69,000	71,100	—%	(3)%
Trailers and other (3)	46,200	40,800	42,000	13%	10%
Total	192,000	185,400	187,200	4%	3%

By ownership:
Owned	184,200	184,400	186,100	—%	(1)%
Leased	7,800	1,000	1,100	680%	609%
Total	192,000	185,400	187,200	4%	3%

By product line:
ChoiceLease	145,000	138,900	139,000	4%	4%
Commercial rental	35,400	36,400	39,200	(3)%	(10)%
Service vehicles and other	2,100	2,100	2,000	—%	5%
	182,500	177,400	180,200	3%	1%
Held for sale	9,500	8,000	7,000	19%	36%
Total	192,000	185,400	187,200	4%	3%

Customer vehicles under SelectCare contracts (4)	48,500	51,600	51,700	(6)%	(6)%

Quarterly average vehicle count
By product line:
ChoiceLease	146,000	139,000	137,800	5%	6%
Commercial rental	35,500	37,200	40,200	(5)%	(12)%
Service vehicles and other	2,100	2,000	2,100	5%	—%
	183,600	178,200	180,100	3%	2%
Held for sale	9,400	8,000	5,900	18%	59%
Total	193,000	186,200	186,000	4%	4%

Customer vehicles under SelectCare contracts (4)	50,400	51,800	52,600	(3)%	(4)%
Customer vehicles under SelectCare on-demand (5)	2,700	3,000	3,900	(10)%	(31)%
Total vehicles serviced	246,100	241,000	242,500	2%	1%
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
The following table provides information on our North America active ChoiceLease fleet (number of units rounded to nearest hundred) and our commercial rental power fleet (excludes trailers):

				Change
	June 30, 2024	December 31, 2023	June 30, 2023	June 2024/ Dec 2023	June 2024/ June 2023
Active ChoiceLease fleet
End of period vehicle count (1)	136,800	129,800	130,500	5%	5%
Quarterly average vehicle count (1)	137,600	130,300	129,700	6%	6%
Commercial rental statistics
Quarterly commercial rental utilization - power fleet (2)	69%	75%	75%	(600) bps	(600) bps
Year-to-date commercial rental utilization - power fleet (2)	68%	75%	75%	(700) bps	(700) bps
————————————
(1)Active ChoiceLease vehicles are calculated as those units currently earning revenue and not classified as not yet earning or no longer earning units.
(2)Rental utilization is calculated using the number of days units are rented divided by the number of days units are available to rent based on the days in the calendar year.

Supply Chain Solutions

	Three months ended June 30,		Six months ended June 30,		Change 2024/2023
(Dollars in millions)	2024	2023	2024	2023	Three Months	Six Months
Omnichannel retail	$287	$275	$577	$586	4%	(2)%
Automotive	280	262	548	516	7%	6%
Consumer packaged goods	286	223	567	441	29%	29%
Industrial and other	136	105	269	201	32%	34%
Subcontracted transportation and fuel	352	314	682	636	12%	7%
SCS total revenue	$1,341	$1,179	$2,643	$2,380	14%	11%

SCS operating revenue (1)	$989	$865	$1,961	$1,744	14%	12%

SCS EBT	$85	$76	$149	$93	13%	61%
SCS EBT as a % of SCS total revenue	6.4%	6.4%	5.7%	3.9%	— bps	180 bps
SCS EBT as a % of SCS operating revenue (1)	8.6%	8.7%	7.6%	5.3%	(10) bps	230 bps

End of period vehicle count:
Power vehicles	4,100	4,100	4,100	4,100	—%	—%
Trailers	9,400	9,500	9,400	9,500	(1)%	(1)%
Total	13,500	13,600	13,500	13,600	(1)%	(1)%

			Twelve months ended June 30,		Change 2024/2023
			2024	2023
SCS EBT as a % of SCS total revenue			5.6%	4.3%	130 bps
SCS EBT as a % of SCS operating revenue (1)			7.5%	6.0%	150 bps
————————————
(1)Non-GAAP financial measure. Refer to the "Non-GAAP Financial Measures" section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.

SCS total revenue increased 14% in the second quarter of 2024 and 11% in the six months ended June 30, 2024, primarily as a result of higher operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation) and higher

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
subcontracted transportation costs passed through to customers. SCS operating revenue increased 14% in the second quarter of 2024 and 12% for the six months ended June 30, 2024, driven primarily by recent acquisitions. SCS operating revenue in the second quarter of 2024 also benefited from organic growth across all industry verticals.

SCS EBT increased 13% in the second quarter of 2024 and 61% in the six months ended June 30, 2024, primarily reflecting stronger automotive performance. For the six months ended June 30, 2024, SCS EBT also increased due to a prior year $30 million asset impairment charge.

Dedicated Transportation Solutions

	Three months ended June 30,		Six months ended June 30,		Change 2024/2023
(Dollars in millions, except fleet count)	2024	2023	2024	2023	Three Months	Six Months
DTS total revenue	$635	$440	$1,198	$894	44%	34%

DTS operating revenue (1)	$485	$327	$911	$649	48%	40%

DTS EBT	$37	$33	$55	$62	10%	(12)%
DTS EBT as a % of DTS total revenue	5.8%	7.6%	4.6%	7.0%	(180) bps	(240) bps
DTS EBT as a % of DTS operating revenue (1)	7.6%	10.3%	6.0%	9.6%	(270) bps	(360) bps

End of period vehicle count:
Power vehicles	7,600	5,300	7,600	5,300	43%	43%
Trailers	12,300	6,000	12,300	6,000	105%	105%
Total	19,900	11,300	19,900	11,300	76%	76%

			Twelve months ended June 30,		Change 2024/2023
			2024	2023
DTS EBT as a % of DTS total revenue			5.5%	6.8%	(130) bps
DTS EBT as a % of DTS operating revenue (1)			7.3%	9.5%	(220) bps
————————————
(1)Non-GAAP financial measure. Refer to the "Non-GAAP Financial Measures" section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.

The following table summarizes the components of the change in revenue on a percentage basis versus the prior years:

	Three months ended June 30, 2024		Six months ended June 30, 2024
	Total	Operating (1)	Total	Operating (1)
Organic, including price and volume	(1)%	(2)%	(2)%	(2)%
Acquisition	46	50	37	42
Fuel	(1)	—	(1)	—
Net change	44%	48%	34%	40%

DTS total revenue increased 44% in the second quarter of 2024 and 34% for the six months ended June 30, 2024, primarily due to higher operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation). DTS operating revenue increased 48% in the second quarter of 2024 and 40% in the six months ended June 30, 2024, due to the Cardinal Logistics acquisition.

DTS EBT increased 10% in the second quarter of 2024, due to improved operating performance partially offset by Cardinal Logistics' acquisition integration and other related costs. DTS EBT decreased 12% for the six months ended June 30, 2024, primarily due to Cardinal Logistics' acquisition integration and other related costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Central Support Services

	Three months ended June 30,		Six months ended June 30,		Change 2024/2023
(Dollars in millions)	2024	2023	2024	2023	Three Months	Six Months
Total CSS	107	104	207	207	4%	—%
Allocation of CSS to business segments	(85)	(84)	(172)	(172)	1%	(1)%
Unallocated CSS	$22	$20	$35	$35	16%	4%

Total CSS costs increased 4% in the second quarter of 2024, primarily due to higher professional fees and lower investment income partially offset by strategic marketing investments made in the prior year. Total CSS costs were consistent with the prior year period for the six months ended June 30, 2024.

Unallocated CSS costs increased 16% in the second quarter of 2024, primarily reflecting higher professional fees and lower investment income. Unallocated CSS costs for the six months ended June 30, 2024, were consistent with the prior year.

FINANCIAL RESOURCES AND LIQUIDITY
Cash Flows
The following is a summary of our cash flows from continuing operations:

	Six months ended June 30,
(In millions)	2024	2023
Net cash provided by (used in):
Operating activities	$1,078	$1,221
Investing activities	(1,305)	(1,207)
Financing activities	194	(57)
Effect of exchange rate changes on cash	(7)	(6)
Net change in cash, cash equivalents, and restricted cash	$(40)	$(49)

	Six months ended June 30,
(In millions)	2024	2023
Net cash provided by operating activities from continuing operations
Earnings from continuing operations	$212	$122
Non-cash and other, net	1,098	1,033
Currency translation adjustment loss	—	188
Collections on sales-type leases	76	63
Changes in operating assets and liabilities	(308)	(185)
Net cash provided by operating activities from continuing operations	$1,078	$1,221

Net cash provided by operating activities from continuing operations were $1.1 billion for the six months ended June 30, 2024, compared to $1.2 billion in the prior year period, primarily reflecting higher working capital needs. Net cash used in investing activities from continuing operations increased to $1.3 billion for the six months ended June 30, 2024, compared with $1.2 billion in 2023, reflecting the acquisition of Cardinal Logistics and decreased cash proceeds from sales of used vehicles and property, partially offset by lower cash paid for capital expenditures. Net cash provided by financing activities from continuing operations increased to $194 million for the six months ended June 30, 2024, compared with cash used of $57 million in 2023, primarily reflecting higher borrowing needs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
The following table shows our free cash flow (a non-GAAP measure) computation:

	Six months ended June 30,
(In millions)	2024	2023
Net cash provided by operating activities from continuing operations	$1,078	$1,221
Sales of revenue earning equipment (1)	305	394
Sales of operating property and equipment (1)	12	53
Total cash generated (2)	1,395	1,668
Purchases of property and revenue earning equipment (1)	(1,324)	(1,652)
Free cash flow (2)	$71	$16
————————————
(1)Included in cash flows from investing activities.
(2)Non-GAAP financial measure. Reconciliations of net cash provided by operating activities to total cash generated and to free cash flow are set forth in this table. Refer to the "Non-GAAP Financial Measures" section of this MD&A for the reasons why management believes this measure is important to investors.

Free cash flow (a non-GAAP measure) increased to $71 million for the six months ended June 30, 2024, compared to $16 million in 2023, reflecting reduced capital expenditures partially offset by lower cash from operating activities and proceeds from sales of used vehicles and property.

The following table provides a summary of gross capital expenditures:

	Six months ended June 30,
(In millions)	2024	2023
Revenue earning equipment:
ChoiceLease	$933	$1,382
Commercial rental	294	310
	1,227	1,692
Operating property and equipment	74	121
Gross capital expenditures	1,301	1,813
Changes to liabilities related to purchases of property and revenue earning equipment	23	(161)
Cash paid for purchases of property and revenue earning equipment	$1,324	$1,652

Gross capital expenditures decreased to $1.3 billion for the six months ended June 30, 2024, compared to $1.8 billion in 2023, primarily reflecting reduced investments in the ChoiceLease fleet due to lower sales activity.

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

Cash and cash equivalents totaled $164 million as of June 30, 2024. As of June 30, 2024, $80 million was held outside the U.S. and is available to fund operations. Our intention is to permanently reinvest the earnings of our foreign subsidiaries, with the exception of our non-operating U.K. subsidiary where the assertion was removed in 2021. Federal, state and foreign income taxes, withholding taxes and the tax impact of foreign currency exchange gains or losses were considered on the remaining U.K. undistributed earnings as of June 30, 2024, and there was no impact to deferred taxes.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

In February 2024, we issued two tranches of unsecured medium-term notes with aggregate principal amounts of $350 million and $550 million, bearing annual interest of 5.30% and 5.38%, respectively, and maturing on March 15, 2027 and March 15, 2029, respectively. In May 2024, we issued an unsecured medium-term note with aggregate principal amount of $300 million, bearing annual interest of 5.50%, and maturing on June 1, 2029.

Refer to Note 8, "Debt," in the Notes to Condensed Consolidated Financial Statements for additional information on our global revolving credit facility, trade receivables financing program, medium-term notes and asset-backed financing obligations.

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

Our debt ratings and rating outlooks as of June 30, 2024, were as follows:

Rating Summary
	Short-term	Short-term Outlook	Long-term	Long-term Outlook
Standard & Poor’s Ratings Services	A2	—	BBB+	Stable
Moody’s Investors Service	P2	Stable	Baa2	Stable
Fitch Ratings	F2	—	BBB+	Positive

As of June 30, 2024, we had the following amounts available to fund operations under the following facilities:

(In millions)
Global revolving credit facility	$746
Trade receivables financing program	$224

In accordance with our funding philosophy, we attempt to align the aggregate average remaining re-pricing life of our debt with the aggregate average remaining re-pricing life of our vehicle assets. We utilize both fixed-rate and variable-rate debt to achieve this alignment and generally target a mix of 20% - 40% variable-rate debt as a percentage of total debt outstanding. The variable-rate portion of our total debt (including notional value of swap agreements) was 16% as of both June 30, 2024 and December 31, 2023.

Our debt-to-equity ratio was 245% and 232% as of June 30, 2024 and December 31, 2023, respectively. The debt-to-equity ratio represents total debt divided by total equity.

Share Repurchases and Cash Dividends.

Refer to Note 9, "Share Repurchase Programs," in the Notes to Condensed Consolidated Financial Statements for a discussion on our share repurchase programs.

In July 2024, our board of directors declared a quarterly cash dividend of $0.81 per share of common stock, an increase of 14% compared to $0.71 per share of common stock paid since July 2023.

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

	Continuing Operations
	Three months ended June 30,		Six months ended June 30,
(In millions, except per share amounts)	2024	2023	2024	2023
EBT	$178	$44	$292	$245
Non-operating pension costs, net	10	10	21	20
Acquisition costs (1)	1	—	6	—
FMS U.K. exit (1)	—	(5)	—	(36)
Currency translation adjustment loss (1)	—	188	—	188
Other, net (1)	(1)	—	(2)	(1)
Comparable EBT	$188	$237	$317	$416

Earnings (loss) from continuing operations	$126	$(18)	$212	$122
Non-operating pension costs, net	7	8	15	16
Acquisition costs (1)	1	—	5	—
FMS U.K. exit (1)	—	(4)	—	(18)
Currency translation adjustment loss (1)	—	183	—	183
Other, net (1)	—	1	(2)	—
Comparable Earnings	$134	$170	$230	$303

Diluted EPS	$2.83	$(0.39)	$4.72	$2.60
Non-operating pension costs, net	0.17	0.17	0.33	0.34
Acquisition costs (1)	0.01	—	0.11	—
FMS U.K. exit (1)	—	(0.09)	—	(0.39)
Currency translation adjustment loss	—	3.90	—	3.87
Other, net (1)	(0.01)	0.02	(0.03)	—
Comparable EPS	$3.00	$3.61	$5.13	$6.42
————————————
(1)Refer to Note 13, “Other Items Impacting Comparability,” in the Notes to Condensed Consolidated Financial Statements for additional information.
Note: Amounts may not be additive due to rounding.

The following table provides a reconciliation of the effective tax rate to the comparable tax rate:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Effective tax rate on continuing operations (1)	29.1%	140.8%	27.7%	50.0%
Tax adjustments and income tax effects of non-GAAP adjustments (2)	(0.1)%	(112.2)%	(0.3)%	(22.7)%
Comparable tax rate on continuing operations (1)	29.0%	28.6%	27.4%	27.3%
————————————
(1)The effective tax rate on continuing operations and comparable tax rate are based on EBT and comparable EBT, respectively, found on the previous table.
(2)Refer to the table above for more information on tax adjustments. Income tax effects of non-GAAP adjustments are calculated based on the marginal tax rates to which the non-GAAP adjustments are related.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

The following table provides a reconciliation of net earnings to comparable EBITDA:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2024	2023	2024	2023
Net earnings (loss)	$127	$(18)	$212	$121
(Earnings) loss from discontinued operations, net of tax	(1)	—	—	1
Provision for income taxes	52	62	80	123
EBT	178	44	292	245
Non-operating pension costs, net	10	10	21	20
Acquisition costs	1	—	6	—
FMS U.K. exit (1)	—	(5)	—	(36)
Currency translation adjustment loss (1)	—	188	—	188
Other, net (1)	(1)	—	(2)	(1)
Comparable EBT	188	237	317	416
Interest expense	96	72	188	137
Depreciation	428	412	852	857
Used vehicle sales, net (2)	(19)	(55)	(39)	(125)
Amortization	11	8	22	17
Comparable EBITDA	$704	$674	$1,340	$1,302
————————————
(1)Refer to the table above in the Operating Results by Segment for a discussion on items excluded from our comparable measures and their classification within our Condensed Consolidated Statements of Earnings and Note 13,"Other Items Impacting Comparability," in the Notes to Condensed Consolidated Financial Statements for additional information.
(2)Refer to Note 5, "Revenue Earning Equipment, net," in the Notes to Condensed Consolidated Financial Statements for additional information.

The following table provides a reconciliation of total revenue to operating revenue:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2024	2023	2024	2023
Total revenue	$3,182	$2,884	$6,279	$5,836
Subcontracted transportation and fuel	(621)	(558)	(1,223)	(1,164)
Operating revenue	$2,561	$2,326	$5,056	$4,672

The following table provides a reconciliation of FMS total revenue to FMS operating revenue:

	Three months ended June 30,		Six months ended June 30,		Twelve months ended June 30,
(Dollars in millions)	2024	2023	2024	2023	2024	2023
FMS total revenue	$1,478	$1,459	$2,933	$2,962	$5,901	$6,139
Fuel services revenue	(202)	(205)	(406)	(446)	(837)	(999)
FMS operating revenue	$1,276	$1,254	$2,527	$2,516	$5,064	$5,140

FMS EBT	$133	$180	$233	$362	$536	$884
FMS EBT as a % of FMS total revenue	9.0%	12.3%	8.0%	12.2%	9.1%	14.4%
FMS EBT as a % of FMS operating revenue	10.4%	14.4%	9.2%	14.4%	10.6%	17.2%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
The following table provides a reconciliation of SCS total revenue to SCS operating revenue:

	Three months ended June 30,		Six months ended June 30,		Twelve months ended June 30,
(Dollars in millions)	2024	2023	2024	2023	2024	2023
SCS total revenue	$1,341	$1,179	$2,643	$2,380	$5,138	$4,837
Subcontracted transportation and fuel	(352)	(314)	(682)	(636)	(1,296)	(1,375)
SCS operating revenue	$989	$865	$1,961	$1,744	$3,842	$3,462

SCS EBT	$85	$76	$149	$93	$287	$207
SCS EBT as a % of SCS total revenue	6.4%	6.4%	5.7%	3.9%	5.6%	4.3%
SCS EBT as a % of SCS operating revenue	8.6%	8.7%	7.6%	5.3%	7.5%	6.0%

The following table provides a reconciliation of DTS total revenue to DTS operating revenue:

	Three months ended June 30,		Six months ended June 30,		Twelve months ended June 30,
(Dollars in millions)	2024	2023	2024	2023	2024	2023
DTS total revenue	$635	$440	$1,198	$894	$2,089	$1,805
Subcontracted transportation and fuel	(150)	(113)	(287)	(245)	(529)	(519)
DTS operating revenue	$485	$327	$911	$649	$1,560	$1,286

DTS EBT	$37	$33	$55	$62	$114	$122
DTS EBT as a % of DTS total revenue	5.8%	7.6%	4.6%	7.0%	5.5%	6.8%
DTS EBT as a % of DTS operating revenue	7.6%	10.3%	6.0%	9.6%	7.3%	9.5%

The following tables provide numerical reconciliations of net earnings to adjusted net earnings and average shareholders' equity to adjusted average shareholders' equity (Adjusted ROE), and of the non-GAAP elements used to calculate the adjusted return on equity to the corresponding GAAP measures:

	Twelve months ended June 30,
(Dollars in millions)	2024	2023
Net earnings	$495	$574
Other items impacting comparability, net (1)	10	96
Tax impact (2)	(6)	38
Adjusted net earnings [A]	$499	$708

Average shareholders' equity	$3,082	$2,976
Average adjustments to shareholders' equity (3)	(7)	(19)
Adjusted average shareholders' equity [B]	$3,075	$2,957
Adjusted return on equity [A/B]	16%	24%
————————————
(1)Refer to the table below for a composition of Other items impacting comparability, net, for the 12-month rolling period.
(2)Represents income taxes on Other items impacting comparability, net.
(3)Represents the impact of Other items impacting comparability, net of tax, to equity for the respective periods.

Note: Amounts may not be additive due to rounding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

	Twelve months ended June 30,
(In millions)	2024	2023
Acquisition costs	$8	$—
FMS U.K. exit	4	(87)
Currency translation adjustment loss	—	188
Other, net	(2)	(5)
Other items impacting comparability, net (1)	$10	$96
————————————
(1)Refer to Note 13, "Other Items Impacting Comparability," in the Notes to Condensed Consolidated Financial Statements for additional information.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Forward-looking statements (within the meaning of the Federal Private Securities Litigation Reform Act of 1995) are statements that relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends concerning matters that are not historical facts. These statements are often preceded by or include the words "believe," "expect," "intend," "estimate," "anticipate," "will," "may," "could," "should" or similar expressions. This Quarterly Report contains forward-looking statements including statements regarding:

•our expectations regarding used vehicle sales and commercial rental;
•our expectations with respect to the freight cycle and general economic environment;
•our expectations with respect to the impacts of outsourcing and other secular trends in our SCS and DTS business segments and on our business and financial results;
•our expectations regarding the supply of vehicles and vehicle parts and its effect on pricing and demand;
•our expectations regarding the impact of seasonal labor shortages and interruptions and subcontracted transportation costs;
•our expectations regarding ChoiceLease;
•our expectations in our SCS and DTS business segments related to revenue, earnings growth and contract sales activity;
•our expectations of cash flow from operating activities, free cash flow and full-year guidance;
•the adequacy of our accounting estimates and reserves for goodwill, intangible assets and other asset impairments, residual values and other depreciation assumptions, deferred income taxes and annual effective tax rates, variable revenue considerations, the valuation of our pension plans, allowance for credit losses and self-insurance loss reserves;
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
•our expectations as to return on pension plan assets and future pension expense;
•our expectations regarding the scope and anticipated outcomes with respect to certain claims, proceedings and lawsuits;

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
•our ability to access commercial paper and other available debt financing in the capital markets;
•our intent to permanently reinvest the earnings of our foreign subsidiaries;
•our expectations regarding the benefits from our strategic investments and initiatives, including our maintenance and lease pricing initiatives;
•our expectations regarding recent acquisitions, including Cardinal Logistics;
•the anticipated impact of inflationary pressures;
•our expectations of the long-term residual values of revenue earnings equipment, including the probability of incurring losses or having to decrease residual value estimates in the event of a potential cyclical downturn or changes to the estimated useful lives; and
•our expectations regarding U.S. federal, state and foreign tax positions and the realizability of deferred tax assets.
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
◦Lower than expected revenue growth due to production delays at our automotive SCS customers and supply chain disruptions.
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
◦Increases in compensation levels, retirement rate and mortality resulting in higher pension expense.
◦Regulatory changes affecting pension estimates, accruals and expenses.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

As of the end of the second quarter of 2024, we carried out an evaluation, under the supervision and with the participation of management, including Ryder's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ryder's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the second quarter of 2024, Ryder's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2024, there were no changes in Ryder's internal control over financial reporting that have materially affected or are reasonably likely to materially affect such internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases we made of our common stock during the three months ended June 30, 2024:

(Dollars in millions, except per share)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Aggregate Maximum Number of Shares That May Yet Be Purchased Under the Discretionary and Anti-Dilutive Programs (1)
April 1 through April 30, 2024	139,616	$121.98	138,049	2,881,053
May 1 through May 31, 2024	273,029	124.85	271,792	2,609,261
June 1 through June 30, 2024	319,415	121.56	319,236	2,290,025
Total	732,060	$122.87	729,077
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
10.1*
Second Amendment to Third Amended and Restated Global Revolving Credit Agreement, dated as of December 14, 2021, by and among Ryder System, Inc., certain Ryder subsidiaries, and the lenders and agents named therein

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

RYDER SYSTEM, INC.
(Registrant)

Date:	July 25, 2024	By:	/s/ JOHN J. DIEZ
John J. Diez
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	July 25, 2024	By:	/s/ CRISTINA GALLO-AQUINO
Cristina Gallo-Aquino
Senior Vice President and Controller
(Principal Accounting Officer)