Form 10-Q
period 2024-09-30
RYDER SYSTEM INC
filed 2024-10-24
CIK 85961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No   ☑
The number of shares of Ryder System, Inc. Common Stock outstanding at September 30, 2024, was 42,290,213.

RYDER SYSTEM, INC.
FORM 10-Q QUARTERLY REPORT

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In millions, except per share amounts)	2024	2023	2024	2023
Services revenue	$2,097	$1,799	$6,248	$5,399
Lease & related maintenance and rental revenue	960	986	2,844	2,941
Fuel services revenue	111	139	355	420
Total revenue	3,168	2,924	9,447	8,760

Cost of services	1,774	1,524	5,311	4,638
Cost of lease & related maintenance and rental	646	666	1,960	2,001
Cost of fuel services	108	137	344	412
Selling, general and administrative expenses	368	347	1,113	1,053
Non-operating pension costs, net	10	10	31	30
Used vehicle sales, net	(15)	(47)	(54)	(174)
Interest expense	98	75	286	212
Miscellaneous income, net	(10)	(5)	(29)	(36)
Currency translation adjustment loss	—	—	—	188
Restructuring and other items, net	1	4	5	(22)
	2,980	2,711	8,967	8,302

Earnings from continuing operations before income taxes	188	213	480	458
Provision for income taxes	45	53	126	176
Earnings from continuing operations	143	160	354	282
(Loss) earnings from discontinued operations, net of taxes	(1)	1	—	—
Net earnings	$142	$161	$354	$282

Earnings (loss) per common share — Basic
Continuing operations	$3.32	$3.51	$8.11	$6.11
Discontinued operations	(0.01)	0.03	—	0.01
Net earnings	$3.30	$3.55	$8.11	$6.12

Earnings (loss) per common share — Diluted
Continuing operations	$3.25	$3.44	$7.96	$6.01
Discontinued operations	(0.01)	0.03	—	0.01
Net earnings	$3.24	$3.47	$7.95	$6.02
See accompanying Notes to Condensed Consolidated Financial Statements.
Note: Earnings per common share—basic (EPS) and/or earnings per common share—diluted (Diluted EPS) amounts may not be additive due to rounding.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2024	2023	2024	2023
Net earnings	$142	$161	$354	$282
Other comprehensive (loss) income:
Changes in cumulative translation adjustment and unrealized gains from cash flow hedges, net of taxes	(12)	(14)	(40)	202

Amortization of pension and postretirement items	8	7	23	20
Income tax expense related to amortization of pension and postretirement items	(3)	(2)	(6)	(5)
Amortization of pension and postretirement items, net of taxes	5	5	17	15

Other comprehensive (loss) income, net of taxes	(7)	(9)	(23)	217

Comprehensive income	$135	$152	$331	$499
See accompanying Notes to Condensed Consolidated Financial Statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(In millions, except share amounts)	September 30, 2024	December 31, 2023
Assets:
Current assets:
Cash and cash equivalents	$162	$204
Receivables, net	1,869	1,714
Prepaid expenses and other current assets	350	347
Total current assets	2,381	2,265
Revenue earning equipment, net	9,091	8,892
Operating property and equipment, net of accumulated depreciation of $1,620 and $1,511	1,197	1,217
Goodwill	1,126	940
Intangible assets, net	480	396
Operating lease right-of-use assets	1,097	1,016
Sales-type leases and other assets	1,125	1,052
Total assets	$16,497	$15,778

Liabilities and shareholders' equity:
Current liabilities:
Short-term debt and current portion of long-term debt	$975	$1,583
Accounts payable	891	833
Accrued expenses and other current liabilities	1,345	1,233
Total current liabilities	3,211	3,649
Long-term debt	6,628	5,531
Other non-current liabilities	1,974	1,871
Deferred income taxes	1,628	1,658
Total liabilities	13,441	12,709

Commitments and contingencies (Note 14)
Shareholders' equity:
Preferred stock, no par value per share — authorized, 3,800,917; none outstanding, September 30, 2024 and December 31, 2023	—	—
Common stock, $0.50 par value per share — authorized, 400,000,000; outstanding, September 30, 2024 — 42,290,213 and December 31, 2023 — 43,902,065	21	22
Additional paid-in capital	1,136	1,148
Retained earnings	2,577	2,554
Accumulated other comprehensive loss	(678)	(655)
Total shareholders' equity	3,056	3,069
Total liabilities and shareholders' equity	$16,497	$15,778
See accompanying Notes to Condensed Consolidated Financial Statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
(In millions)	2024	2023
Cash flows from operating activities from continuing operations:
Net earnings	$354	$282
Depreciation expense	1,275	1,274
Used vehicle sales, net	(54)	(174)
Currency translation adjustment loss	—	188
Amortization expense and other non-cash charges, net	110	67
Non-cash lease expense	267	190
Non-operating pension costs, net and share-based compensation expense	63	63
Deferred income tax expense	(29)	129
Collections on sales-type leases	111	91
Changes in operating assets and liabilities:
Receivables	(63)	18
Prepaid expenses and other assets	15	(4)
Accounts payable	(27)	13
Accrued expenses and other liabilities	(315)	(295)
Net cash provided by operating activities from continuing operations	1,707	1,842

Cash flows from investing activities from continuing operations:
Purchases of property and revenue earning equipment	(1,922)	(2,457)
Sales of revenue earning equipment	414	587
Sales of operating property and equipment	19	60
Acquisitions, net of cash acquired	(313)	—
Other investing activities	—	(4)
Net cash used in investing activities from continuing operations	(1,802)	(1,814)

Cash flows from financing activities from continuing operations:
Net borrowings of commercial paper and other	405	85
Debt proceeds	1,490	1,314
Debt repayments	(1,448)	(1,144)
Dividends on common stock	(101)	(96)
Common stock issued	6	1
Common stock repurchased	(282)	(282)
Other financing activities	(5)	(4)
Net cash provided by (used in) financing activities from continuing operations	65	(126)

Effect of exchange rate changes on Cash and cash equivalents	(12)	(10)
Decrease in Cash and cash equivalents	(42)	(108)
Cash and cash equivalents at beginning of period	204	267
Cash and cash equivalents at end of period	$162	$159

See accompanying Notes to Condensed Consolidated Financial Statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

	Three months ended September 30, 2024
	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
(In millions, except share amounts in thousands)	Amount	Shares	Par				Total
Balance as of July 1, 2024	$—	43,283	$22	$1,141	$2,589	$(671)	$3,081
Comprehensive income	—	—	—	—	142	(7)	135
Common stock dividends declared —$0.81 per share	—	—	—	—	(36)	—	(36)
Common stock issued under employee stock award and stock purchase plans and other (1)	—	50	(1)	7	—	—	6
Common stock repurchases	—	(1,043)	—	(23)	(118)	—	(141)
Share-based compensation	—	—	—	11	—	—	11
Balance as of September 30, 2024	$—	42,290	$21	$1,136	$2,577	$(678)	$3,056

	Three months ended September 30, 2023
	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
(In millions, except share amounts in thousands)	Amount	Shares	Par				Total
Balance as of July 1, 2023	$—	45,527	$23	$1,154	$2,489	$(570)	$3,096
Comprehensive income	—	—	—	—	161	(9)	152
Common stock dividends declared —$0.71 per share	—	—	—	—	(34)	—	(34)
Common stock issued under employee stock award and stock purchase plans and other (1)	—	281	—	21	—	—	21
Common stock repurchases	—	(1,486)	(1)	(37)	(111)	—	(149)
Share-based compensation	—	—	—	11	—	—	11
Balance as of September 30, 2023	$—	44,322	$22	$1,149	$2,505	$(579)	$3,097
————————————
(1)Net of common shares delivered as payment for the exercise price or to satisfy the holders' withholding tax liability upon exercise of options.

See accompanying Notes to Condensed Consolidated Financial Statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

	Nine months ended September 30, 2024
	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
(In millions, except share amounts in thousands)	Amount	Shares	Par				Total
Balance as of January 1, 2024	$—	43,902	$22	$1,148	$2,554	$(655)	$3,069
Comprehensive income	—	—	—	—	354	(23)	331
Common stock dividends declared —$2.23 per share	—	—	—	—	(100)	—	(100)
Common stock issued under employee stock award and stock purchase plans and other (1)	—	611	—	6	—	—	6
Common stock repurchases	—	(2,223)	(1)	(50)	(231)	—	(282)
Share-based compensation	—	—	—	32	—	—	32
Balance as of September 30, 2024	$—	42,290	$21	$1,136	$2,577	$(678)	$3,056

	Nine months ended September 30, 2023
	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
(In millions, except share amounts in thousands)	Amount	Shares	Par				Total
Balance as of January 1, 2023	$—	46,287	$23	$1,192	$2,518	$(796)	$2,937
Comprehensive income	—	—	—	—	282	217	499
Common stock dividends declared —$1.95 per share	—	—	—	—	(93)	—	(93)
Common stock purchased under employee stock option and stock purchase plans and other (1)	—	1,066	1	—	2	—	3
Common stock repurchases	—	(3,031)	(2)	(76)	(204)	—	(282)
Share-based compensation	—	—	—	33	—	—	33
Balance as of September 30, 2023	$—	44,322	$22	$1,149	$2,505	$(579)	$3,097
————————————
(1)Net of common shares delivered as payment for the exercise price or to satisfy the holders' withholding tax liability upon exercise of options.

See accompanying Notes to Condensed Consolidated Financial Statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. GENERAL

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements include the accounts of Ryder System, Inc. (Ryder) and all entities in which Ryder has a controlling voting interest (subsidiaries) and variable interest entities (VIE) where Ryder is determined to be the primary beneficiary in accordance with generally accepted accounting principles in the United States (GAAP). Ryder is deemed to be the primary beneficiary if we have the power to direct the activities that most significantly impact the entity's economic performance and we share in the significant risks and rewards of the entity. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies described in our 2023 Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements and notes thereto. The year-end Condensed Consolidated Balance Sheet data was derived from our audited financial statements, but does not include all disclosures required by GAAP. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair statement of our results have been included and the disclosures herein are adequate. The operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. Certain prior period amounts disclosed within the Notes to Condensed Consolidated Financial Statements have been reclassified to conform with the current period presentation.

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table sets forth financial information for each of our segments and provides a reconciliation between segment EBT and Earnings from continuing operations before income taxes:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2024	2023	2024	2023
Revenue:
Fleet Management Solutions:
ChoiceLease	$857	$799	$2,556	$2,356
Commercial rental	251	293	726	898
SelectCare and other	173	174	526	528
Fuel services revenue	189	221	595	667
Fleet Management Solutions	1,470	1,487	4,403	4,449
Supply Chain Solutions	1,317	1,194	3,960	3,574
Dedicated Transportation Solutions	633	448	1,831	1,342
Eliminations (1)	(252)	(205)	(747)	(605)
Total revenue	$3,168	$2,924	$9,447	$8,760

Earnings from continuing operations before income taxes:
Fleet Management Solutions	$132	$169	$365	$531
Supply Chain Solutions	93	81	242	174
Dedicated Transportation Solutions	36	28	91	90
Eliminations	(34)	(23)	(97)	(73)
	227	255	601	722
Unallocated Central Support Services	(17)	(20)	(52)	(54)
Intangible amortization expense (2)	(11)	(8)	(33)	(25)
Non-operating pension costs, net (3)	(10)	(10)	(31)	(30)
Other items impacting comparability, net (4)	(1)	(4)	(5)	(155)
Earnings from continuing operations before income taxes	$188	$213	$480	$458
————————————
(1)Represents the elimination of intercompany revenue in our FMS business segment.
(2)Included within "Selling, general and administrative expenses" in our Condensed Consolidated Statements of Earnings.
(3)Refer to Note 12, "Employee Benefit Plans," for a discussion on this item.
(4)Refer to Note 13, "Other Items Impacting Comparability," for a discussion of items excluded from our primary measure of segment performance.

The following table sets forth the capital expenditures paid for each of our segments:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2024	2023	2024	2023
Fleet Management Solutions	$576	$754	$1,866	$2,346
Supply Chain Solutions	15	44	45	88
Dedicated Transportation Solutions	—	—	1	1
Central Support Services	8	7	10	22
Purchases of property and revenue earning equipment	$599	$805	$1,922	$2,457

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

3. REVENUE
Disaggregation of Revenue
The following tables disaggregate our revenue recognized by primary geographical market in our reportable business segments and by industry for SCS. Refer to Note 2, "Segment Reporting," for the disaggregation of our revenue by major products/service lines.

Primary Geographical Markets

	Three months ended September 30, 2024
(In millions)	FMS	SCS	DTS	Eliminations	Total
United States	$1,393	$1,170	$633	$(242)	$2,954
Canada	77	66	—	(10)	133
Mexico	—	81	—	—	81
Total revenue	$1,470	$1,317	$633	$(252)	$3,168

	Three months ended September 30, 2023
(In millions)	FMS	SCS	DTS	Eliminations	Total
United States	$1,407	$1,042	$448	$(193)	$2,704
Canada	80	69	—	(12)	137
Mexico	—	83	—	—	83
Total revenue	$1,487	$1,194	$448	$(205)	$2,924

	Nine months ended September 30, 2024
(In millions)	FMS	SCS	DTS	Eliminations	Total
United States	$4,174	$3,506	$1,831	$(714)	$8,797
Canada	229	207	—	(33)	403
Mexico	—	247	—	—	247
Total revenue	$4,403	$3,960	$1,831	$(747)	$9,447

	Nine months ended September 30, 2023
(In millions)	FMS	SCS	DTS	Eliminations	Total
United States	$4,214	$3,145	$1,342	$(573)	$8,128
Canada	235	197	—	(32)	400
Mexico	—	232	—	—	232
Total revenue	$4,449	$3,574	$1,342	$(605)	$8,760

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

Industry

Our SCS business segment included revenue from the following industries:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2024	2023	2024	2023
Omnichannel retail	$421	$421	$1,254	$1,279
Automotive	384	388	1,207	1,192
Consumer packaged goods	302	237	886	695
Industrial and other	210	148	613	408
Total SCS revenue	$1,317	$1,194	$3,960	$3,574
Lease & Related Maintenance and Rental Revenue
The non-lease revenue from maintenance services related to our ChoiceLease product is recognized in "Lease & related maintenance and rental revenue" in the Condensed Consolidated Statements of Earnings. For the three months ended September 30, 2024 and 2023, we recognized $242 million and $239 million, respectively. For the nine months ended September 30, 2024 and 2023, we recognized $726 million and $722 million, respectively.
Deferred Revenue
The following table includes the changes in deferred revenue due to the collection and deferral of cash or the satisfaction of our performance obligation under the contract:

	Nine months ended September 30,
(In millions)	2024	2023
Balance as of beginning of period	$545	$544
Recognized as revenue during period from beginning balance	(146)	(131)
Consideration deferred during period, net	185	137
Other	2	—
Balance as of end of period	$586	$550
Contracted Not Recognized Revenue

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized (contracted not recognized revenue). Contracted not recognized revenue was $3.0 billion as of September 30, 2024, and primarily includes deferred revenue and amounts for ChoiceLease maintenance revenue that will be recognized as revenue in future periods as we provide maintenance services to our customers.

4. RECEIVABLES, NET

(In millions)	September 30, 2024	December 31, 2023
Trade	$1,641	$1,505
Sales-type lease	152	140
Other, primarily warranty and insurance	117	111
	1,910	1,756
Allowance for credit losses and other	(41)	(42)
Receivables, net	$1,869	$1,714

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

The following table provides a reconciliation of our allowance for credit losses and other:

	Nine months ended September 30,
(In millions)	2024	2023
Balance as of beginning of period	$42	$41
Changes to provisions for credit losses	20	13
Write-offs and other	(21)	(20)
Balance as of end of period	$41	$34

5. REVENUE EARNING EQUIPMENT, NET

	Estimated Useful Lives (In Years)	September 30, 2024			December 31, 2023
(Dollars in millions)		Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
Held for use:
Trucks	3 — 7	$6,105	$(2,213)	$3,892	$5,630	$(2,192)	$3,438
Tractors	4 — 7.5	6,689	(2,690)	3,999	6,995	(2,712)	4,283
Trailers and other	9.5 — 12	1,700	(673)	1,027	1,686	(683)	1,003
Held for sale		813	(640)	173	732	(564)	168
Total		$15,307	$(6,216)	$9,091	$15,043	$(6,151)	$8,892
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

Our review of the estimated residual values and useful lives of revenue earning equipment is based on vehicle class (i.e., generally subcategories of trucks, tractors and trailers by weight and usage), historical and current market prices, third-party expected future market prices, expected lives of vehicles, and expected sales in the wholesale or retail markets, among other factors. A variety of factors, many of which are outside of our control, could cause residual value estimates to differ from actual used vehicle sales pricing, such as changes in supply and demand of used vehicles; volatility in market conditions; changes in vehicle technology; competitor pricing; regulatory requirements; wholesale market prices; customer requirements and preferences; and changes in underlying assumption factors. As a result, future residual value estimates and resulting depreciation expense are subject to change based upon these factors. We have disciplines related to the management and maintenance of our vehicles designed to manage the risk associated with the residual values of our revenue earning equipment. For the nine months ended September 30, 2024 and 2023, we did not adjust the estimated residual values and useful lives of existing revenue earning equipment.
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
The following table presents our assets held for sale that are measured at fair value on a nonrecurring basis and considered a Level 3 fair value measurement:

			Losses from Valuation Adjustments
	September 30, 2024	December 31, 2023	Three months ended September 30,		Nine months ended September 30,
(In millions)			2024	2023	2024	2023
Revenue earning equipment held for sale:
Trucks	$10	$5	$3	$2	$9	$5
Tractors	31	38	4	1	13	1
Trailers and other	3	4	1	2	3	3
Total assets at fair value	$44	$47	$8	$5	$25	$9
The table above reflects only the portion where net book values of revenue earnings equipment held for sale exceeded fair values and valuation adjustments were recorded. The net book value of assets held for sale that were less than fair value was $129 million and $121 million as of September 30, 2024 and December 31, 2023, respectively.

The components of "Used vehicle sales, net" were as follows:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2024	2023	2024	2023
Gains on used vehicle sales, net	$(23)	$(52)	$(79)	$(183)
Losses from valuation adjustments	8	5	25	9
Used vehicle sales, net	$(15)	$(47)	$(54)	$(174)

6. ACCRUED EXPENSES AND OTHER LIABILITIES

	September 30, 2024			December 31, 2023
(In millions)	Accrued expenses and other current liabilities	Other non-current liabilities	Total	Accrued expenses and other current liabilities	Other non-current liabilities	Total
Operating lease liabilities	$304	$850	$1,154	$234	$800	$1,034
Deferred revenue	163	423	586	177	368	545
Self-insurance	195	314	509	175	284	459
Pension and other employee benefits	23	183	206	27	231	258
Salaries and wages	192	—	192	200	—	200
Operating taxes	141	—	141	129	—	129
Interest	72	—	72	59	—	59
Deposits, mainly from customers	66	—	66	68	—	68
Income taxes	9	—	9	14	—	14
Other	180	204	384	150	188	338
Total	$1,345	$1,974	$3,319	$1,233	$1,871	$3,104

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

7. LEASES
Leases as Lessor
The components of lease income were as follows:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2024	2023	2024	2023
Operating leases
Lease income related to ChoiceLease	$362	$375	$1,102	$1,103
Lease income related to commercial rental (1)	$240	$281	$691	$856

Sales-type leases
Interest income related to net investment in leases	$18	$14	$54	$40

Variable lease income excluding commercial rental (1)	$96	$74	$267	$216
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

The components of net investment in sales-type leases, which are included in "Receivables, net" and "Sales-type leases and other assets" in the Condensed Consolidated Balance Sheets, were as follows:

(In millions)	September 30, 2024	December 31, 2023
Net investment in the lease — lease payment receivable	$785	$723
Net investment in the lease — unguaranteed residual value in assets	48	43
	833	766
Estimated loss allowance	(3)	(4)
Total	$830	$762

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

8. DEBT

	Weighted Average Interest Rate
(Dollars in millions)	September 30, 2024	Maturities	September 30, 2024	December 31, 2023
Debt:
Trade receivables financing program	5.80%	2025	$20	$50
U.S. commercial paper	5.28%	2026	977	572
Unsecured medium-term note issued February and August 2019	—%	2024	—	1,150
Unsecured medium-term note issued April 2020	4.63%	2025	400	400
Unsecured medium-term note issued May 2020	3.35%	2025	400	400
Unsecured medium-term note issued December 1995	6.95%	2025	150	150
Unsecured medium-term note issued November 2021	5.96%	2026	300	300
Unsecured medium-term note issued November 2019	2.90%	2026	400	400
Unsecured medium-term note issued February 2022	4.43%	2027	450	450
Unsecured medium-term note issued May 2022	4.30%	2027	300	300
Unsecured medium-term note issued February 2024	5.30%	2027	350	—
Unsecured medium-term note issued February 2023	5.65%	2028	500	500
Unsecured medium-term note issued May 2023	5.25%	2028	650	650
Unsecured medium-term note issued November 2023	6.30%	2028	400	400
Unsecured medium-term note issued February 2024	5.38%	2029	550	—
Unsecured medium-term note issued May 2024	5.50%	2029	300	—
Unsecured medium-term note issued August 2024	4.95%	2029	300	—
Unsecured medium-term note issued November 2023	6.60%	2033	600	600
Unsecured foreign obligations	—%	2024	—	50
Unsecured U.S. obligations	5.14%	2027	275	375
Asset-backed U.S. obligations (1)	3.49%	2024-2030	279	382
Finance lease obligations and other		2024-2031	62	49
			7,663	7,178
Fair market value adjustments on medium-term notes (2)			(22)	(34)
Debt issuance costs and original issue discounts			(37)	(30)
Total debt (3)			7,603	7,114
Short-term debt and current portion of long-term debt			(975)	(1,583)
Long-term debt			$6,628	$5,531
 ————————————
(1)Asset-backed U.S. obligations are related to financing transactions backed by a portion of our revenue earning equipment.
(2)Interest rate swaps are included in "Other non-current liabilities" within the Condensed Consolidated Balance Sheets. The notional amount of interest rate swaps designated as fair value hedges was $500 million as of both September 30, 2024 and December 31, 2023.
(3)The unsecured medium-term notes bear semi-annual interest.

The fair value of total debt (excluding finance lease and asset-backed U.S. obligations) was approximately $7.5 billion and $6.8 billion as of September 30, 2024 and December 31, 2023, respectively. For publicly traded debt, estimates of fair value were based on market prices. For other debt, fair value was estimated based on a model-driven approach using rates currently available to us for debt with similar terms and remaining maturities. The fair value measurements of our publicly traded debt and our other debt were classified within Level 2 of the fair value hierarchy.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

The following table summarizes our debt proceeds and repayments in 2024:

Nine months ended September 30, 2024
(In millions)	Debt Proceeds		Debt Repayments
Medium-term notes (1)	$1,490	Medium-term notes	$1,150
U.S. and foreign term loans, finance lease obligations and other	—	U.S. and foreign term loans, finance lease obligations and other	298
Total debt proceeds	$1,490	Total debt repaid	$1,448
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

As of September 30, 2024, there was $423 million available under the $1.4 billion global revolving credit facility. In order to maintain availability of funding, we must maintain a ratio of debt to consolidated net worth of less than or equal to 300%, as defined in the credit facility agreement. As of September 30, 2024, the ratio was 191%.

We had letters of credit and surety bonds outstanding of $453 million and $466 million as of September 30, 2024 and December 31, 2023, respectively, which primarily guarantee the payment of insurance claims.

As of September 30, 2024, the available proceeds under the $300 million trade receivables financing program were $223 million. Utilization of this program included borrowings of $20 million and letters of credit outstanding of $57 million.

9. SHARE REPURCHASE PROGRAMS

During the nine months ended September 30, 2024, we maintained two share repurchase programs approved by our board of directors in October 2023. The first program authorized management to repurchase up to 2 million shares issued to employees under our employee stock plans since August 31, 2023, under an anti-dilutive program (the "2023 Anti-Dilutive Program"). The second program granted management discretion to repurchase up to 2 million shares of common stock over a period of two years under a discretionary share repurchase program (the "October 2023 Discretionary Program"). The 2023 Anti-Dilutive Program commenced October 12, 2023, and expires October 12, 2025. The October 2023 Discretionary Program commenced October 12, 2023 and was completed during the third quarter of 2024, upon the aggregate repurchase of 2 million shares of common stock. Share repurchases under the 2023 Anti-Dilutive Program can be made from time to time using our working capital and other borrowing sources. Shares are repurchased under open-market transactions and trading plans established pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The timing and actual number of shares repurchased are subject to market conditions, legal requirements and other factors, including balance sheet leverage, availability of acquisitions and stock price.

In October 2024, our board of directors approved a new discretionary share repurchase program (the "October 2024 Discretionary Program"). Under the October 2024 Discretionary Program, management is authorized to repurchase up to 2 million shares of common stock, at its discretion, over a period of two years from October 9, 2024, to October 9, 2026.

The discretionary share repurchase programs are designed to provide management with capital structure flexibility while concurrently managing objectives related to balance sheet leverage, acquisition opportunities, and shareholder returns. The anti-dilutive share repurchase programs are designed to mitigate the dilutive impact of shares issued under our employee stock plans.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

The following table provides the activity for shares repurchased and retired:

	Three months ended September 30,				Nine months ended September 30,
	2024		2023		2024		2023
(In millions)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
2023 Anti-Dilutive Program	0.1	$7	—	$—	0.6	$77	—	$—
2021 Anti-Dilutive Program	—	—	0.3	26	—	—	1.0	96
Anti-Dilutive Programs	0.1	7	0.3	26	0.6	77	1.0	96

October 2023 Discretionary Program	1.0	134	—	—	1.6	205	—	—
February 2023 Discretionary Program	—	—	1.2	123	—	—	2.0	186
Discretionary Programs	1.0	134	1.2	123	1.6	205	2.0	186
Total	1.1	$141	1.5	$149	2.2	$282	3.0	$282
_____________________
Amounts in the table may not be additive due to rounding.

10. ACCUMULATED OTHER COMPREHENSIVE LOSS

Comprehensive income presents a measure of all changes in shareholders' equity except for changes resulting from transactions with shareholders in their capacity as shareholders. The following summary sets forth the change in each component of Accumulated other comprehensive loss, net of tax (AOCI):

(In millions)	Currency Translation Adjustments	Net Actuarial (Loss) Gain and Prior Service Costs	Unrealized (Loss) Gain from Cash Flow Hedges	Accumulated Other Comprehensive (Loss) Gain
January 1, 2024	$(18)	$(637)	$—	$(655)
Other comprehensive loss, net of tax, before reclassifications	(36)	—	—	(36)
Amounts reclassified from AOCI, net of tax	—	17	(4)	13
Net current-period other comprehensive (loss) gain, net of tax	(36)	17	(4)	(23)
September 30, 2024	$(54)	$(620)	$(4)	$(678)

(In millions)	Currency Translation Adjustments	Net Actuarial (Loss) Gain and Prior Service Costs	Unrealized (Loss) Gain from Cash Flow Hedges	Accumulated Other Comprehensive (Loss) Gain
January 1, 2023	$(238)	$(566)	$8	$(796)
Other comprehensive gain, net of tax, before reclassifications	20	—	4	24
Amounts reclassified from AOCI, net of tax	183	15	(5)	193
Net current-period other comprehensive gain (loss), net of tax	203	15	(1)	217
September 30, 2023	$(35)	$(551)	$7	$(579)

In the second quarter of 2023, we recognized a non-cash, cumulative currency translation adjustment loss of $183 million, net of tax, as a result of the FMS United Kingdom (U.K.) business exit, which is included in "Currency translation adjustment loss" in our Condensed Consolidated Statements of Earnings. The cumulative currency translation adjustment loss had no impact on our consolidated financial position or cash flows.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

11. EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per common share from continuing operations:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions and shares in thousands)	2024	2023	2024	2023
Earnings per common share — Basic:
Earnings from continuing operations	$143	$160	$354	$282
Less: Distributed and undistributed earnings allocated to unvested stock	(1)	(1)	(2)	(2)
Earnings from continuing operations available to common shareholders	$142	$159	$352	280

Weighted average common shares outstanding	42,731	45,087	43,399	45,813

Earnings from continuing operations per common share — Basic	$3.32	$3.51	$8.11	$6.11

Earnings per common share — Diluted:
Earnings from continuing operations	$143	$160	$354	$282
Less: Distributed and undistributed earnings allocated to unvested stock	—	—	—	—
Earnings from continuing operations available to common shareholders — Diluted	$143	$160	$354	$282

Weighted average common shares outstanding — Basic	42,731	45,087	43,399	45,813
Effect of dilutive equity awards	1,154	1,183	1,107	1,047
Weighted average common shares outstanding — Diluted	43,885	46,270	44,506	46,860

Earnings from continuing operations per common share — Diluted	$3.25	$3.44	$7.96	$6.01

Anti-dilutive equity awards not included in Diluted EPS	61	73	78	1,077
————————————
Note: Amounts may not be additive due to rounding.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

12. EMPLOYEE BENEFIT PLANS

Components of net pension expense for defined benefit pension plans were as follows:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2024	2023	2024	2023
Company-administered plans:
Service cost	$—	$1	$1	$1
Interest cost	22	22	65	67
Expected return on plan assets	(19)	(20)	(57)	(58)
Amortization of net actuarial loss and prior service cost	7	7	22	20
Net pension expense	$10	$10	$31	$30

Company-administered plans:
U.S.	$7	$8	$22	$23
Non-U.S.	3	2	9	7
Net pension expense	$10	$10	$31	$30

Non-operating pension costs, net include the amortization of net actuarial loss and prior service cost, interest cost and expected return on plan assets components of pension and postretirement benefit costs, as well as any significant charges for settlements or curtailments if recognized. During the nine months ended September 30, 2024, we prefunded future required contributions of $50 million to our U.S. pension plan. We also maintain other postretirement benefit plans that are not reflected in the table above as the amount of postretirement benefit expense for such plans was not material for any period presented.

13. OTHER ITEMS IMPACTING COMPARABILITY

Our primary measure of segment performance as shown in Note 2, "Segment Reporting," excludes certain items we do not believe are representative of the ongoing operations of our business segments. Excluding these items from our segment measure of performance allows for better year-over-year comparison:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2024	2023	2024	2023
Acquisition costs (1)	$1	$—	6	—
FMS U.K. exit, primarily net commercial claim proceeds (2)	—	4	—	(32)
Currency translation adjustment loss	—	—	—	188
Other, net (1)	—	—	(1)	(1)
Other items impacting comparability	$1	$4	$5	$155
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

Securities Litigation Relating to Residual Value Estimates

As previously disclosed, in May 2020, a putative class action on behalf of purchasers of our securities who purchased or otherwise acquired their securities between 2015 and 2020 was commenced against Ryder and certain of our current and former officers (the "Securities Class Action"). The complaint alleges, among other things, that the defendants misrepresented Ryder's depreciation policy and residual value estimates for its vehicles. In April 2023, the parties reached an agreement in principle to resolve the Securities Class Action. In February 2024, the court entered an order preliminarily approving a settlement and authorizing dissemination of the notice of settlement. We expect that the settlement amount will be covered by insurance, and accordingly is not material to our financial position or results of operations.

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

Income Taxes

The Organisation for Economic Co-operation and Development (OECD) set forth a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as Pillar Two), with certain aspects of Pillar Two effective January 1, 2024, and other aspects effective January 1, 2025. While the U.S. has not enacted legislation to adopt Pillar Two as of September 30, 2024, certain countries in which we operate have adopted legislation, and other countries are in the process of introducing legislation to implement Pillar Two. We do not expect Pillar Two to have a material impact on our effective tax rate or our consolidated results of operation, financial position, and cash flows.

15. SUPPLEMENTAL CASH FLOW INFORMATION

	Nine months ended September 30,
(In millions)	2024	2023
Interest paid	$268	$199
Income taxes paid	$203	$78
Cash paid for operating lease liabilities	$253	$175
Right-of-use assets obtained in exchange for lease obligations:
Finance leases	$25	$18
Operating leases	$102	$422
Capital expenditures acquired but not yet paid	$308	$324

16. ACQUISITIONS

We believe that we have sufficient information to provide a reasonable basis for estimating the fair values of assets acquired and liabilities assumed. The purchase price allocation excludes certain items to be resolved post-closing with the seller, which may result in additional adjustments to the final purchase price. Therefore, the provisional measurements of estimated fair values reflected below are subject to change.

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

We have preliminarily estimated goodwill of $168 million and intangible assets of $116 million for the Cardinal Logistics acquisition. None of the goodwill is expected to be deductible for income tax purposes. We expect to finalize the valuation and complete the purchase consideration allocation no later than one year from the acquisition date.

During the third quarter of 2024, we also acquired a business in our FMS segment for a purchase price of $15 million.

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

SELECTED OPERATING PERFORMANCE ITEMS

•Diluted EPS from continuing operations of $3.25 in the third quarter of 2024 compared to $3.44 in prior year
•Comparable EPS (a non-GAAP measure) from continuing operations of $3.44 in the third quarter of 2024, as compared to $3.58 in prior year, reflecting weaker market conditions in rental and used vehicle sales, partially offset by higher earnings in contractual lease, supply chain, and dedicated transportation businesses
•Total revenue of $3.2 billion in the third quarter of 2024, compared to $2.9 billion in prior year
•Operating revenue (a non-GAAP measure) of $2.6 billion in the third quarter of 2024, up 9%, reflecting recent acquisitions
•Adjusted Return on Equity (ROE) (a non-GAAP measure) of 16% for the trailing twelve months ended September 30, 2024
•Net cash provided by operating activities from continuing operations of $1.7 billion and free cash flow (a non-GAAP measure) of $218 million in the nine months ended September 30, 2024

Business Trends

During the three and nine months ended September 30, 2024, market conditions for used vehicle sales and commercial rental remained weak. Although we are experiencing near-term sales headwinds that reflect the extended freight downturn and overall economic uncertainty, we continue to benefit from favorable long-term secular trends in logistics and transportation solutions. These secular trends provide long-term growth opportunities for our Supply Chain Solutions (SCS) and Dedicated Transportation Solutions (DTS) business segments.

In our Fleet Management Solutions (FMS) business, rental demand and used vehicle pricing declined from the prior year. We now anticipate that market conditions, including a freight recessionary environment, will remain weak through the end of 2024 for rental and used vehicle sales. Our maintenance cost savings initiatives continue to benefit earnings, and our lease pricing initiatives are delivering improved portfolio returns. We expect to continue to realize incremental earnings benefits as our remaining portfolio is renewed at higher returns.

In our SCS business, the acquisition of IFS as well as brokerage and logistics business from the acquisition of Cardinal Logistics drove total SCS revenue and operating revenue (a non-GAAP measure) growth during the nine months ended September 30, 2024. The dedicated business from the Cardinal Logistics acquisition drove operating revenue growth in DTS during the nine months ended September 30, 2024, and we expect this acquisition to continue to significantly benefit DTS revenue for the remainder of 2024.

While we are experiencing positive momentum from long-term secular trends in our businesses, other unknown effects from inflationary cost pressures, labor interruptions, disruptions in vehicle and vehicle part production and the higher interest rate environment may negatively impact demand for our business, financial results and significant judgments and estimates.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
The following discussion provides a summary of financial highlights that are discussed in more detail throughout our MD&A and within the Notes to Condensed Consolidated Financial Statements:

	Three months ended September 30,		Nine months ended September 30,		Change 2024/2023
(Dollars in millions, except per share)	2024	2023	2024	2023	Three Months	Nine Months
Total revenue	$3,168	$2,924	$9,447	$8,760	8%	8%
Operating revenue (1)	2,593	2,379	7,649	7,051	9%	8%
Earnings from continuing operations before income taxes (EBT)	$188	$213	$480	$458	(12)%	5%
Comparable EBT (1)	199	227	516	643	(12)%	(20)%
Earnings from continuing operations	143	160	354	282	(10)%	26%
Comparable earnings from continuing operations (1)	151	165	381	468	(9)%	(19)%
Comparable EBITDA (1)	716	680	2,056	1,982	5%	4%
Earnings per common share (EPS) — Diluted
Continuing operations	$3.25	$3.44	$7.96	$6.01	(4)%	32%
Comparable (1)	3.44	3.58	8.56	10.00	(3)%	(14)%
Net cash provided by operating activities from continuing operations			$1,707	$1,842		(7)%
Total capital expenditures (2)			1,986	2,582		(23)%
Free cash flow (1)			218	32		581%

	September 30, 2024	December 31, 2023	Change
Debt to equity (3)	249%	232%	1,700 bps

	Twelve months ended September 30,
	2024	2023	Change
Adjusted return on equity (1)	16%	21%	(500) bps
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

Total revenue was $3.2 billion in the third quarter of 2024, as compared to $2.9 billion in the prior year, and $9.4 billion in the nine months ended September 30, 2024, as compared to $8.8 billion in the prior year, primarily reflecting higher operating revenue and higher subcontracted transportation. Operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation) increased 9% in the third quarter of 2024 and 8% in the nine months ended September 30, 2024, reflecting recent acquisitions and contractual revenue growth in FMS and SCS, partially offset by lower commercial rental revenue in FMS.

EBT decreased to $188 million in the third quarter largely reflecting weaker rental demand and lower gains on used vehicle sales due to lower volumes and pricing in FMS. EBT increased to $480 million in the nine months ended September 30, 2024, due to a 2023 one-time, non-cash $188 million currency translation adjustment loss related to the FMS U.K. business exit, partially offset by lower comparable EBT (a non-GAAP measure). Comparable EBT decreased 12% and 20% in the third quarter and nine months ended September 30, 2024, respectively, primarily due to decreased commercial rental results and reduced gains on used vehicles sold in FMS, partially offset by higher ChoiceLease results in FMS as well as SCS and DTS earnings.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

CONSOLIDATED RESULTS
Services

	Three months ended September 30,		Nine months ended September 30,		Change 2024/2023
(Dollars in millions)	2024	2023	2024	2023	Three Months	Nine Months
Services revenue	$2,097	$1,799	$6,248	$5,399	17%	16%
Cost of services	1,774	1,524	5,311	4,638	16%	15%
Gross margin	$323	$275	$937	$761	17%	23%
Gross margin %	15%	15%	15%	14%

Services revenue represents all the revenue associated with our SCS and DTS business segments, including subcontracted transportation and fuel, as well as SelectCare and fleet support services associated with our FMS business segment. Services revenue increased 17% in the third quarter and 16% in the nine months ended September 30, 2024, due to increases in DTS and SCS revenue primarily driven by recent acquisitions.

Cost of services represents the direct costs related to services revenue and is primarily comprised of salaries and employee-related costs, subcontracted transportation (purchased transportation from third parties), fuel, vehicle liability costs and maintenance costs. Cost of services increased 16% in the third quarter of 2024 reflecting higher revenue. Cost of services increased 15% for the nine months ended September 30, 2024 reflecting higher revenue, partially offset by a $30 million SCS asset impairment charge in the prior year.

Services gross margin increased 17% in the third quarter and increased 23% for the nine months ended September 30, 2024 primarily driven by recent acquisitions in DTS and SCS. Services gross margin increase for the nine months ended September 30, 2024, also reflects an SCS asset impairment charge in the prior year.
Lease & Related Maintenance and Rental

	Three months ended September 30,		Nine months ended September 30,		Change 2024/2023
(Dollars in millions)	2024	2023	2024	2023	Three Months	Nine Months
Lease & related maintenance and rental revenue	$960	$986	$2,844	$2,941	(3)%	(3)%
Cost of lease & related maintenance and rental	646	666	1,960	2,001	(3)%	(2)%
Gross margin	$314	$320	$884	$940	(2)%	(6)%
Gross margin %	33%	32%	31%	32%

Lease & related maintenance and rental revenue represent revenue from our ChoiceLease and commercial rental product offerings within our FMS business segment. Revenue decreased 3% in the third quarter and nine months ended September 30, 2024, reflecting lower rental demand partially offset by ChoiceLease growth.

Cost of lease & related maintenance and rental represents the direct costs related to Lease & related maintenance and rental revenue and are comprised of depreciation of revenue earning equipment, maintenance costs (primarily repair parts and labor), and other costs such as licenses, insurance and operating taxes. Cost of lease & related maintenance and rental excludes interest costs from vehicle financing, which are reported within "Interest expense" in our Condensed Consolidated Statements of Earnings. Cost of lease & related maintenance and rental decreased 3% in the third quarter and 2% in the nine months ended September 30, 2024, reflecting lower operating costs on a 10% smaller average commercial rental fleet, lower maintenance costs on a younger fleet and maintenance cost savings initiatives.

Lease & related maintenance and rental gross margin decreased in the third quarter and in the nine months ended September 30, 2024, primarily due to lower rental demand. Lease & related maintenance and rental gross margin percentage increased in the third quarter due to higher rate in Choicelease and decreased in the nine months ended September 30, 2024 primarily due to lower rental utilization.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Fuel

	Three months ended September 30,		Nine months ended September 30,		Change 2024/2023
(Dollars in millions)	2024	2023	2024	2023	Three Months	Nine Months
Fuel services revenue	$111	$139	$355	$420	(20)%	(15)%
Cost of fuel services	108	137	344	412	(21)%	(17)%
Gross margin	$3	$2	$11	$8	50%	38%
Gross margin %	3%	2%	3%	2%

Fuel services revenue represents fuel services provided to our FMS customers. Fuel services revenue decreased 20% in the third quarter and 15% in the nine months ended September 30, 2024, primarily reflecting lower fuel prices passed through to customers.

Cost of fuel services includes the direct costs associated with providing our customers with fuel. These costs include fuel, salaries and employee-related costs of fuel island attendants, and depreciation of our fueling facilities and equipment. Cost of fuel services decreased 21% in the third quarter and 17% in the nine months ended September 30, 2024, as a result of lower market fuel prices.

Fuel services gross margin increased in the third quarter and the nine months ended September 30, 2024. Fuel services gross margin as a percentage of revenue increased compared to prior year for the third quarter and nine months ended September 30, 2024. Fuel is largely a pass-through to customers for which we realize minimal changes in margin during periods of steady market fuel prices. However, fuel services margin is impacted by sudden increases or decreases in market fuel prices during a short period of time, as customer pricing for fuel is established based on current market fuel costs. Fuel services gross margin for the third quarter and nine months ended September 30, 2024, was not significantly impacted by these price change dynamics as fuel prices fluctuated during the periods.

Selling, General and Administrative Expenses

	Three months ended September 30,		Nine months ended September 30,		Change 2024/2023
(Dollars in millions)	2024	2023	2024	2023	Three Months	Nine Months
Selling, general and administrative expenses (SG&A)	$368	$347	$1,113	$1,053	6%	6%
Percentage of total revenue	12%	12%	12%	12%

SG&A expenses increased 6% in the third quarter of 2024 and 6% in the nine months ended September 30, 2024. The increase in the third quarter primarily reflects higher incentive-based compensation expenses and the increase in the nine months ended September 30, 2024 primarily reflects the impact from recent acquisitions, partially offset by lower advertising expense. SG&A expenses as a percentage of total revenue remained at 12% for the third quarter and for the nine months ended September 30, 2024.

Non-Operating Pension Costs, net

	Three months ended September 30,		Nine months ended September 30,		Change 2024/2023
(Dollars in millions)	2024	2023	2024	2023	Three Months	Nine Months
Non-operating pension costs, net	$10	$10	$31	$30	1%	1%

Non-operating pension costs, net include the amortization of net actuarial loss and prior service cost, interest cost and expected return on plan assets components of pension and postretirement benefit costs, as well as any significant charges for settlements or curtailments if recognized.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Used Vehicle Sales, net

	Three months ended September 30,		Nine months ended September 30,		Change 2024/2023
(Dollars in millions)	2024	2023	2024	2023	Three Months	Nine Months
Used vehicle sales, net	$(15)	$(47)	$(54)	$(174)	(68)%	(69)%

Used vehicle sales, net includes gains or losses from sales of used vehicles, selling costs associated with used vehicles and write-downs of vehicles held for sale to fair market values (referred to as "valuation adjustments"). Used vehicle sales, net decreased in the third quarter due to lower proceeds per unit on sales of used vehicles and decreased in the nine months ended September 30, 2024, due to lower proceeds per unit on sales of used vehicles partially offset by higher volumes.

Average proceeds per unit decreased in the third quarter and for the nine months ended September 30, 2024. The following table presents the average used vehicle pricing changes for North America compared to the prior year:

	Proceeds per unit change 2024/2023 (1)
	Three Months	Nine Months
Tractors	(22)%	(25)%
Trucks	(19)%	(25)%
————————————
(1) Represents percentage change compared to prior year period in average sales proceeds on used vehicle sales using constant currency.
Interest Expense

	Three months ended September 30,		Nine months ended September 30,		Change 2024/2023
(Dollars in millions)	2024	2023	2024	2023	Three Months	Nine Months
Interest expense	$98	$75	$286	$212	31%	35%
Effective interest rate	5.3%	4.6%	5.2%	4.4%

Interest expense increased 31% in the third quarter and 35% for the nine months ended September 30, 2024, reflecting higher market interest rates on new debt issuances and refinancings, as well as increased debt borrowings to fund recent acquisitions and share repurchases.

Miscellaneous Income, net

	Three months ended September 30,		Nine months ended September 30,		Change 2024/2023
(Dollars in millions)	2024	2023	2024	2023	Three Months	Nine Months
Miscellaneous income, net	$(10)	$(5)	$(29)	$(36)	100%	(19)%
Miscellaneous income, net consists of investment income, interest income, gains on sales of operating property, foreign currency transaction remeasurement and other non-operating items. Miscellaneous income, net increased to $10 million in the third quarter of 2024, primarily due to higher investment income offset by lower gains on sales of properties. Miscellaneous income, net decreased to $29 million for the nine months ended September 30, 2024, due to lower gains on sales of properties, offset by higher investment income.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Currency Translation Adjustment Loss

	Three months ended September 30,		Nine months ended September 30,		Change 2024/2023
(Dollars in millions)	2024	2023	2024	2023	Three Months	Nine Months
Currency translation adjustment loss	$—	$—	$—	$188	NM	NM
————————————
NM - Denotes Not Meaningful throughout the MD&A
Refer to Note 10, "Accumulated Other Comprehensive Loss" for a discussion on the Currency translation adjustment loss.

Restructuring and Other Items, net

	Three months ended September 30,		Nine months ended September 30,		Change 2024/2023
(Dollars in millions)	2024	2023	2024	2023	Three Months	Nine Months
Restructuring and other items, net	$1	$4	$5	$(22)	NM	NM
Refer to Note 13, "Other Items Impacting Comparability" in the Notes to Condensed Consolidated Financial Statements for a discussion of restructuring charges and other items.

Provision for Income Taxes

	Three months ended September 30,		Nine months ended September 30,		Change 2024/2023
(Dollars in millions)	2024	2023	2024	2023	Three Months	Nine Months
Provision for income taxes	$45	$53	$126	$176	(15)%	(28)%
Effective tax rate on continuing operations	24.0%	25.2%	26.2%	38.5%
Comparable tax rate on continuing operations (1)	23.9%	27.0%	26.1%	27.2%
————————————
(1)Non-GAAP financial measure. Refer to the "Non-GAAP Financial Measures" section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.

Our effective tax rate on continuing operations was 24.0% in the third quarter of 2024, compared to 25.2% in the prior year, and 26.2% for the nine months ended September 30, 2024, compared to 38.5% in the prior year. The higher effective tax rate in the nine months ended September 30, 2023 is primarily due to the second quarter 2023 one-time, nondeductible cumulative currency translation adjustment loss from the FMS U.K. business exit. Our comparable tax rate, which excludes the impact of the prior year currency translation adjustment loss, was lower at 23.9% in the third quarter of 2024 compared to 27.0% in the prior year, and 26.1% for the nine months ended September 30, 2024, compared to 27.2% in the prior year. The decrease in the comparable tax rate was due to discrete tax benefits during the third quarter of 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
OPERATING RESULTS BY BUSINESS SEGMENT

	Three months ended September 30,		Nine months ended September 30,		Change 2024/2023
(Dollars in millions)	2024	2023	2024	2023	Three Months	Nine Months
Revenue:
Fleet Management Solutions	$1,470	$1,487	$4,403	$4,449	(1)%	(1)%
Supply Chain Solutions	1,317	1,194	3,960	3,574	10%	11%
Dedicated Transportation Solutions	633	448	1,831	1,342	41%	36%
Eliminations	(252)	(205)	(747)	(605)	23%	23%
Total	$3,168	$2,924	$9,447	$8,760	8%	8%
Operating Revenue: (1)
Fleet Management Solutions	$1,281	$1,266	$3,808	$3,782	1%	1%
Supply Chain Solutions	996	909	2,958	2,653	10%	11%
Dedicated Transportation Solutions	486	325	1,397	974	49%	43%
Eliminations	(170)	(121)	(514)	(358)	40%	44%
Total	$2,593	$2,379	$7,649	$7,051	9%	8%

Earnings from continuing operations before income taxes:
Fleet Management Solutions	$132	$169	$365	$531	(22)%	(31)%
Supply Chain Solutions	93	81	242	174	14%	39%
Dedicated Transportation Solutions	36	28	91	90	31%	1%
Eliminations	(34)	(23)	(97)	(73)	46%	34%
	227	255	601	722	(11)%	(17)%
Unallocated Central Support Services	(17)	(20)	(52)	(54)	(13)%	(2)%
Intangible amortization expense	(11)	(8)	(33)	(25)	33%	28%
Non-operating pension costs, net (2)	(10)	(10)	(31)	(30)	1%	1%
Other items impacting comparability, net (3)	(1)	(4)	(5)	(155)	NM	NM
Earnings from continuing operations before income taxes	$188	$213	$480	$458	(12)%	5%
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

The following table sets forth the benefits from equipment contribution included in EBT for our SCS and DTS business segments:

	Three months ended September 30,		Nine months ended September 30,		Change 2024/2023
(Dollars in millions)	2024	2023	2024	2023	Three Months	Nine Months
Equipment Contribution:
Supply Chain Solutions	$11	$10	$33	$32	8%	3%
Dedicated Transportation Solutions	23	13	64	41	76%	58%
Total	$34	$23	$97	$73	46%	34%

Vehicles acquired from Cardinal Logistics are included in FMS revenue earning equipment. Our FMS segment leases these vehicles and also provides maintenance services to our DTS segment. EBT related to inter-segment equipment and services on these acquired vehicles billed to DTS drove the increase in DTS equipment contribution in the third quarter and nine months ended September 30, 2024.

Fleet Management Solutions

	Three months ended September 30,		Nine months ended September 30,		Change 2024/2023
(Dollars in millions)	2024	2023	2024	2023	Three Months	Nine Months
ChoiceLease	$857	$799	$2,556	$2,356	7%	8%
Commercial rental (1)	251	293	726	898	(15)%	(19)%
SelectCare and other	173	174	526	528	—%	—%
Fuel services revenue	189	221	595	667	(15)%	(11)%
FMS total revenue	$1,470	$1,487	$4,403	$4,449	(1)%	(1)%

FMS operating revenue (2)	$1,281	$1,266	$3,808	$3,782	1%	1%

FMS EBT	$132	$169	$365	$531	(22)%	(31)%
FMS EBT as a % of FMS total revenue	9.0%	11.4%	8.3%	11.9%	(240) bps	(360) bps
FMS EBT as a % of FMS operating revenue (2)	10.3%	13.4%	9.6%	14.0%	(310) bps	(440) bps

			Twelve months ended September 30,		Change 2024/2023
			2024	2023
FMS EBT as a % of FMS total revenue			8.5%	13.0%	(450) bps
FMS EBT as a % of FMS operating revenue (2)			9.8%	15.4%	(560) bps
————————————
(1)For the three months ended September 30, 2024 and 2023, rental revenue from lease customers in place of a lease vehicle represented 30% and 34% of commercial rental revenue, respectively. For the nine months ended September 30, 2024 and 2023, rental revenue from lease customers in place of a lease vehicle represented 32% and 35% of commercial rental revenue, respectively.
(2)Non-GAAP financial measure. Refer to the "Non-GAAP Financial Measures" section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.

FMS total revenue decreased 1% in the third quarter and in the nine months ended September 30, 2024 due to lower fuel services revenue passed through to customers partially offset by higher operating revenue (a non-GAAP measure excluding fuel services revenue). FMS operating revenue increased 1% in the third quarter and in the nine months ended September 30, 2024,

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
due to higher ChoiceLease revenue, including the inter-segment lease revenue with DTS from the Cardinal Logistics acquisition. The increase in FMS operating revenue in both periods was partially offset by lower rental demand.

FMS EBT decreased 22% in the third quarter and 31% in the nine months ended September 30, 2024, reflecting weaker rental demand and lower gains on used vehicle sales due to lower volumes and pricing, partially offset by higher ChoiceLease performance and benefits from maintenance cost savings initiatives. Lower gains on used vehicle sales reflect a 19% and 22% decrease in used truck and tractor pricing, respectively, in the third quarter of 2024 and a 25% and 25% decrease in used truck and tractor pricing, respectively, in the nine months ended September 30, 2024. Rental power fleet utilization decreased to 71% in the third quarter and 69% in the nine months ended September 30, 2024, as compared to 75% in both the third quarter and the nine months ended September 30, 2023. The average power fleet was 7% smaller in the third quarter of 2024 and 11% smaller in the nine months ended September 30, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Our North America fleet of owned and leased revenue earning equipment and SelectCare vehicles, including vehicles under on-demand maintenance, is summarized as follows (number of units rounded to the nearest hundred):

				Change
	September 30, 2024	December 31, 2023	September 30, 2023	Sept 2024/ Dec 2023	Sept 2024/ Sept 2023
End of period vehicle count
By type:
Trucks (1)	79,300	75,600	75,100	5%	6%
Tractors (2)	67,300	69,000	70,500	(2)%	(5)%
Trailers and other (3)	45,100	40,800	41,400	11%	9%
Total	191,700	185,400	187,000	3%	3%

By ownership:
Owned	184,900	184,400	186,000	—%	(1)%
Leased	6,800	1,000	1,000	580%	580%
Total	191,700	185,400	187,000	3%	3%

By product line:
ChoiceLease	145,800	138,900	139,300	5%	5%
Commercial rental	34,700	36,400	37,900	(5)%	(8)%
Service vehicles and other	2,100	2,100	2,000	—%	5%
	182,600	177,400	179,200	3%	2%
Held for sale	9,100	8,000	7,800	14%	17%
Total	191,700	185,400	187,000	3%	3%

Customer vehicles under SelectCare contracts (4)	47,900	51,600	52,300	(7)%	(8)%

Quarterly average vehicle count
By product line:
ChoiceLease	145,300	139,000	139,200	5%	4%
Commercial rental	35,000	37,200	38,700	(6)%	(10)%
Service vehicles and other	2,100	2,000	2,000	5%	5%
	182,400	178,200	179,900	2%	1%
Held for sale	9,400	8,000	7,400	18%	27%
Total	191,800	186,200	187,300	3%	2%

Customer vehicles under SelectCare contracts (4)	49,000	51,800	52,100	(5)%	(6)%
Customer vehicles under SelectCare on-demand (5)	2,300	3,000	3,000	(23)%	(23)%
Total vehicles serviced	243,100	241,000	242,400	1%	—%
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
The following table provides information on our North America active ChoiceLease fleet (number of units rounded to nearest hundred) and our commercial rental power fleet (excludes trailers):

				Change
	September 30, 2024	December 31, 2023	September 30, 2023	Sept 2024/ Dec 2023	Sept 2024/ Sept 2023
Active ChoiceLease fleet
End of period vehicle count (1)	135,300	129,800	130,500	4%	4%
Quarterly average vehicle count (1)	136,200	130,300	130,500	5%	4%
Commercial rental statistics
Quarterly commercial rental utilization - power fleet (2)	71%	75%	75%	(400) bps	(400) bps
Year-to-date commercial rental utilization - power fleet (2)	69%	75%	75%	(600) bps	(600) bps
————————————
(1)Active ChoiceLease vehicles are calculated as those units currently earning revenue and not classified as not yet earning or no longer earning units.
(2)Rental utilization is calculated using the number of days units are rented divided by the number of days units are available to rent based on the days in the calendar year.

Supply Chain Solutions

	Three months ended September 30,		Nine months ended September 30,		Change 2024/2023
(Dollars in millions)	2024	2023	2024	2023	Three Months	Nine Months
Omnichannel retail	$295	$291	$873	$877	2%	—%
Automotive	270	274	818	790	(2)%	4%
Consumer packaged goods	294	228	861	669	29%	29%
Industrial and other	137	116	406	317	18%	28%
Subcontracted transportation and fuel	321	285	1,002	921	13%	9%
SCS total revenue	$1,317	$1,194	$3,960	$3,574	10%	11%

SCS operating revenue (1)	$996	$909	$2,958	$2,653	10%	11%

SCS EBT	$93	$81	$242	$174	14%	39%
SCS EBT as a % of SCS total revenue	7.0%	6.8%	6.1%	4.9%	20 bps	120 bps
SCS EBT as a % of SCS operating revenue (1)	9.3%	9.0%	8.2%	6.6%	30 bps	160 bps

End of period vehicle count:
Power vehicles	3,800	4,200	3,800	4,200	(10)%	(10)%
Trailers	8,800	9,900	8,800	9,900	(11)%	(11)%
Total	12,600	14,100	12,600	14,100	(11)%	(11)%

			Twelve months ended September 30,		Change 2024/2023
			2024	2023
SCS EBT as a % of SCS total revenue			5.7%	4.5%	120 bps
SCS EBT as a % of SCS operating revenue (1)			7.6%	6.1%	150 bps
————————————
(1)Non-GAAP financial measure. Refer to the "Non-GAAP Financial Measures" section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.

SCS total revenue increased 10% in the third quarter of 2024 and 11% in the nine months ended September 30, 2024, primarily as a result of higher operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation). SCS

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
operating revenue increased 10% in the third quarter of 2024 and 11% for the nine months ended September 30, 2024, driven primarily by recent acquisitions. SCS operating revenue in the nine months ended September 30, 2024 also benefited from organic growth across industry verticals.

SCS EBT increased 14% in the third quarter of 2024 primarily reflecting stronger omnichannel retail performance and lower overhead spending. SCS EBT increased 39% in the nine months ended September 30, 2024, primarily reflecting a prior year $30 million asset impairment charge, stronger automotive performance and lower overhead spending.

Dedicated Transportation Solutions

	Three months ended September 30,		Nine months ended September 30,		Change 2024/2023
(Dollars in millions, except fleet count)	2024	2023	2024	2023	Three Months	Nine Months
DTS total revenue	$633	$448	$1,831	$1,342	41%	36%

DTS operating revenue (1)	$486	$325	$1,397	$974	49%	43%

DTS EBT	$36	$28	$91	$90	31%	1%
DTS EBT as a % of DTS total revenue	5.8%	6.2%	5.0%	6.7%	(40) bps	(170) bps
DTS EBT as a % of DTS operating revenue (1)	7.5%	8.5%	6.5%	9.3%	(100) bps	(280) bps

End of period vehicle count:
Power vehicles	7,400	5,200	7,400	5,200	42%	42%
Trailers	11,800	5,900	11,800	5,900	100%	100%
Total	19,200	11,100	19,200	11,100	73%	73%

			Twelve months ended September 30,		Change 2024/2023
			2024	2023
DTS EBT as a % of DTS total revenue			5.4%	6.7%	(130) bps
DTS EBT as a % of DTS operating revenue (1)			7.1%	9.4%	(230) bps
————————————
(1)Non-GAAP financial measure. Refer to the "Non-GAAP Financial Measures" section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.

The following table summarizes the components of the change in revenue on a percentage basis versus the prior years:

	Three months ended September 30, 2024		Nine months ended September 30, 2024
	Total	Operating (1)	Total	Operating (1)
Organic, including price and volume	(2)%	(3)%	(2)%	(2)%
Acquisition	45	52	40	45
Fuel	(2)	—	(2)	—
Net change	41%	49%	36%	43%

DTS total revenue increased 41% in the third quarter of 2024 and 36% for the nine months ended September 30, 2024, primarily due to higher operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation). DTS operating revenue increased 49% in the third quarter of 2024 and 43% in the nine months ended September 30, 2024, due to the Cardinal Logistics acquisition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
DTS EBT increased 31% in the third quarter of 2024, due to improved operating performance and the Cardinal Logistics' acquisition. DTS EBT increased 1% for the nine months ended September 30, 2024, due to improved operating performance partially offset by the Cardinal Logistics' acquisition integration and other related costs.

Central Support Services

	Three months ended September 30,		Nine months ended September 30,		Change 2024/2023
(Dollars in millions)	2024	2023	2024	2023	Three Months	Nine Months
Total CSS	105	106	311	312	(1)%	—%
Allocation of CSS to business segments	(88)	(86)	(259)	(258)	2%	—%
Unallocated CSS	$17	$20	$52	$54	(13)%	(2)%

Total CSS costs in the third quarter and in the nine months ended September 30, 2024 were consistent with the prior year.

Unallocated CSS costs decreased 13% in the third quarter of 2024 and decreased 2% in the nine months ended September 30, 2024, primarily reflecting lower incentive-based compensation and professional fees.

FINANCIAL RESOURCES AND LIQUIDITY
Cash Flows
The following is a summary of our cash flows from continuing operations:

	Nine months ended September 30,
(In millions)	2024	2023
Net cash provided by (used in):
Operating activities	$1,707	$1,842
Investing activities	(1,802)	(1,814)
Financing activities	65	(126)
Effect of exchange rate changes on cash	(12)	(10)
Net change in cash, cash equivalents, and restricted cash	$(42)	$(108)

	Nine months ended September 30,
(In millions)	2024	2023
Net cash provided by operating activities from continuing operations
Earnings from continuing operations	$354	$282
Non-cash and other, net	1,632	1,549
Currency translation adjustment loss	—	188
Collections on sales-type leases	111	91
Changes in operating assets and liabilities	(390)	(268)
Net cash provided by operating activities from continuing operations	$1,707	$1,842

Net cash provided by operating activities from continuing operations were $1.7 billion for the nine months ended September 30, 2024, compared to $1.8 billion in the prior year period, primarily reflecting higher working capital needs, including a $50 million prefunding of future required pension contribution. Net cash used in investing activities from continuing operations was $1.8 billion for the nine months ended September 30, 2024, consistent with 2023, reflecting the acquisition of Cardinal Logistics and decreased cash proceeds from sales of used vehicles and property, partially offset by lower cash paid for capital expenditures. Net cash provided by financing activities from continuing operations increased to $65 million for the nine months ended September 30, 2024, compared with cash used of $126 million in 2023, primarily reflecting higher borrowing needs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
The following table shows our free cash flow (a non-GAAP measure) computation:

	Nine months ended September 30,
(In millions)	2024	2023
Net cash provided by operating activities from continuing operations	$1,707	$1,842
Sales of revenue earning equipment (1)	414	587
Sales of operating property and equipment (1)	19	60
Total cash generated (2)	2,140	2,489
Purchases of property and revenue earning equipment (1)	(1,922)	(2,457)
Free cash flow (2)	$218	$32
————————————
(1)Included in cash flows from investing activities.
(2)Non-GAAP financial measure. Reconciliations of net cash provided by operating activities to total cash generated and to free cash flow are set forth in this table. Refer to the "Non-GAAP Financial Measures" section of this MD&A for the reasons why management believes this measure is important to investors.

Free cash flow (a non-GAAP measure) increased to $218 million for the nine months ended September 30, 2024, compared to $32 million in 2023, reflecting reduced capital expenditures partially offset by lower cash from operating activities and proceeds from sales of used vehicles and property.

The following table provides a summary of gross capital expenditures:

	Nine months ended September 30,
(In millions)	2024	2023
Revenue earning equipment:
ChoiceLease	$1,474	$1,994
Commercial rental	401	388
	1,875	2,382
Operating property and equipment	111	200
Gross capital expenditures	1,986	2,582
Changes to liabilities related to purchases of property and revenue earning equipment	(64)	(125)
Cash paid for purchases of property and revenue earning equipment	$1,922	$2,457

Gross capital expenditures decreased to $2.0 billion for the nine months ended September 30, 2024, compared to $2.6 billion in 2023, primarily reflecting reduced investments in the ChoiceLease fleet due to lower sales activity.

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

Cash and cash equivalents totaled $162 million as of September 30, 2024. As of September 30, 2024, $98 million was held outside the U.S. and is available to fund operations. Our intention is to permanently reinvest the earnings of our foreign subsidiaries, with the exception of our non-operating U.K. subsidiary where the assertion was removed in 2021. Federal, state and foreign income taxes, withholding taxes and the tax impact of foreign currency exchange gains or losses were considered on the remaining U.K. undistributed earnings as of September 30, 2024, and there was no impact to deferred taxes.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

In February 2024, we issued two tranches of unsecured medium-term notes with aggregate principal amounts of $350 million and $550 million, bearing annual interest of 5.30% and 5.38%, respectively, and maturing on March 15, 2027 and March 15, 2029, respectively. In May 2024, we issued an unsecured medium-term note with aggregate principal amount of $300 million, bearing annual interest of 5.50%, and maturing on June 1, 2029. In August 2024, we issued an unsecured medium-term note with aggregate principal amount of $300 million, bearing annual interest of 4.95%, and maturing on September 1, 2029.

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

Our debt ratings and rating outlooks as of September 30, 2024, were as follows:

Rating Summary
	Short-term	Long-term	Outlook
Standard & Poor’s Ratings Services	A2	BBB+	Stable
Moody’s Investors Service (1)	P2	Baa2	Positive
Fitch Ratings	F2	BBB+	Positive
————————————
(1)In August 2024, the rating outlook was upgraded to positive.

As of September 30, 2024, we had the following amounts available to fund operations under the following facilities:

(In millions)
Global revolving credit facility	$423
Trade receivables financing program	$223

In accordance with our funding philosophy, we attempt to align the aggregate average remaining re-pricing life of our debt with the aggregate average remaining re-pricing life of our vehicle assets. We utilize both fixed-rate and variable-rate debt to achieve this alignment and generally target a mix of 20% - 40% variable-rate debt as a percentage of total debt outstanding. The variable-rate portion of our total debt (including notional value of swap agreements) was 20% and 16% as of September 30, 2024 and December 31, 2023, respectively.

Our debt-to-equity ratio was 249% and 232% as of September 30, 2024 and December 31, 2023, respectively. The debt-to-equity ratio represents total debt divided by total equity.

Share Repurchases and Cash Dividends.

Refer to Note 9, "Share Repurchase Programs," in the Notes to Condensed Consolidated Financial Statements for a discussion on our share repurchase programs.

In October 2024 and 2023, our board of directors declared a quarterly cash dividend of $0.81 and $0.71 per share of common stock, respectively.

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

	Continuing Operations
	Three months ended September 30,		Nine months ended September 30,
(In millions, except per share amounts)	2024	2023	2024	2023
EBT	$188	$213	$480	$458
Non-operating pension costs, net	10	10	31	30
Acquisition costs (1)	1	—	6	—
FMS U.K. exit (1)	—	4	—	(32)
Currency translation adjustment loss (1)	—	—	—	188
Other, net (1)	—	—	(1)	(1)
Comparable EBT	$199	$227	$516	$643

Earnings from continuing operations	$143	$160	$354	$282
Non-operating pension costs, net	7	8	22	24
Acquisition costs (1)	1	—	5	—
FMS U.K. exit (1)	—	(3)	—	(20)
Currency translation adjustment loss (1)	—	—	—	183
Other, net (1)	—	—	(1)	(1)
Comparable Earnings	$151	$165	$381	$468

Diluted EPS	$3.25	$3.44	$7.96	$6.01
Non-operating pension costs, net	0.17	0.17	0.50	0.51
Acquisition costs (1)	0.01	—	0.12	—
FMS U.K. exit (1)	—	(0.03)	—	(0.41)
Currency translation adjustment loss	—	—	—	3.91
Other, net (1)	0.01	—	(0.02)	(0.02)
Comparable EPS	$3.44	$3.58	$8.56	$10.00
————————————
(1)Refer to Note 13, “Other Items Impacting Comparability,” in the Notes to Condensed Consolidated Financial Statements for additional information.
Note: Amounts may not be additive due to rounding.

The following table provides a reconciliation of the effective tax rate to the comparable tax rate:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Effective tax rate on continuing operations (1)	24.0%	25.2%	26.2%	38.5%
Tax adjustments and income tax effects of non-GAAP adjustments (2)	(0.1)%	1.8%	(0.1)%	(11.3)%
Comparable tax rate on continuing operations (1)	23.9%	27.0%	26.1%	27.2%
————————————
(1)The effective tax rate on continuing operations and comparable tax rate are based on EBT and comparable EBT, respectively, found on the previous table.
(2)Refer to the table above for more information on tax adjustments. Income tax effects of non-GAAP adjustments are calculated based on the marginal tax rates to which the non-GAAP adjustments are related.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

The following table provides a reconciliation of net earnings to comparable EBITDA:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2024	2023	2024	2023
Net earnings	$142	$161	$354	$282
Loss (earnings) from discontinued operations, net of tax	1	(1)	—	—
Provision for income taxes	45	53	126	176
EBT	188	213	480	458
Non-operating pension costs, net	10	10	31	30
Acquisition costs	1	—	6	—
FMS U.K. exit, primarily net commercial claim proceeds (1)	—	4	—	(32)
Currency translation adjustment loss (1)	—	—	—	188
Other, net (1)	—	—	(1)	(1)
Comparable EBT	199	227	516	643
Interest expense	98	75	286	212
Depreciation	423	417	1,275	1,274
Used vehicle sales, net (2)	(15)	(47)	(54)	(172)
Amortization	11	8	33	25
Comparable EBITDA	$716	$680	$2,056	$1,982
————————————
(1)Refer to the table above in the Operating Results by Segment for a discussion on items excluded from our comparable measures and their classification within our Condensed Consolidated Statements of Earnings and Note 13,"Other Items Impacting Comparability," in the Notes to Condensed Consolidated Financial Statements for additional information.
(2)Refer to Note 5, "Revenue Earning Equipment, net," in the Notes to Condensed Consolidated Financial Statements for additional information.

The following table provides a reconciliation of total revenue to operating revenue:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2024	2023	2024	2023
Total revenue	$3,168	$2,924	$9,447	$8,760
Subcontracted transportation and fuel	(575)	(545)	(1,798)	(1,709)
Operating revenue	$2,593	$2,379	$7,649	$7,051

The following table provides a reconciliation of FMS total revenue to FMS operating revenue:

	Three months ended September 30,		Nine months ended September 30,		Twelve months ended September 30,
(Dollars in millions)	2024	2023	2024	2023	2024	2023
FMS total revenue	$1,470	$1,487	$4,403	$4,449	$5,884	$6,044
Fuel services revenue	(189)	(221)	(595)	(667)	(805)	(941)
FMS operating revenue	$1,281	$1,266	$3,808	$3,782	$5,079	$5,103

FMS EBT	$132	$169	$365	$531	$499	$787
FMS EBT as a % of FMS total revenue	9.0%	11.4%	8.3%	11.9%	8.5%	13.0%
FMS EBT as a % of FMS operating revenue	10.3%	13.4%	9.6%	14.0%	9.8%	15.4%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
The following table provides a reconciliation of SCS total revenue to SCS operating revenue:

	Three months ended September 30,		Nine months ended September 30,		Twelve months ended September 30,
(Dollars in millions)	2024	2023	2024	2023	2024	2023
SCS total revenue	$1,317	$1,194	$3,960	$3,574	$5,261	$4,825
Subcontracted transportation and fuel	(321)	(285)	(1,002)	(921)	(1,331)	(1,289)
SCS operating revenue	$996	$909	$2,958	$2,653	$3,930	$3,536

SCS EBT	$93	$81	$242	$174	$299	$217
SCS EBT as a % of SCS total revenue	7.0%	6.8%	6.1%	4.9%	5.7%	4.5%
SCS EBT as a % of SCS operating revenue	9.3%	9.0%	8.2%	6.6%	7.6%	6.1%

The following table provides a reconciliation of DTS total revenue to DTS operating revenue:

	Three months ended September 30,		Nine months ended September 30,		Twelve months ended September 30,
(Dollars in millions)	2024	2023	2024	2023	2024	2023
DTS total revenue	$633	$448	$1,831	$1,342	$2,274	$1,798
Subcontracted transportation and fuel	(147)	(123)	(434)	(368)	(553)	(504)
DTS operating revenue	$486	$325	$1,397	$974	$1,721	$1,294

DTS EBT	$36	$28	$91	$90	$122	$121
DTS EBT as a % of DTS total revenue	5.8%	6.2%	5.0%	6.7%	5.4%	6.7%
DTS EBT as a % of DTS operating revenue	7.5%	8.5%	6.5%	9.3%	7.1%	9.4%

The following tables provide numerical reconciliations of net earnings to adjusted net earnings and average shareholders' equity to adjusted average shareholders' equity (Adjusted ROE), and of the non-GAAP elements used to calculate the adjusted return on equity to the corresponding GAAP measures:

	Twelve months ended September 30,
(Dollars in millions)	2024	2023
Net earnings	$477	$488
Other items impacting comparability, net (1)	7	128
Tax impact (2)	—	25
Adjusted net earnings [A]	$484	$641

Average shareholders' equity	$3,074	$3,029
Average adjustments to shareholders' equity (3)	(3)	(21)
Adjusted average shareholders' equity [B]	$3,071	$3,008
Adjusted return on equity [A/B]	16%	21%
————————————
(1)Refer to the table below for a composition of Other items impacting comparability, net, for the 12-month rolling period.
(2)Represents income taxes on Other items impacting comparability, net.
(3)Represents the impact of Other items impacting comparability, net of tax, to equity for the respective periods.

Note: Amounts may not be additive due to rounding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

	Twelve months ended September 30,
(In millions)	2024	2023
Acquisition costs	$8	$—
FMS U.K. exit	—	(56)
Currency translation adjustment loss	—	188
Other, net	(1)	(4)
Other items impacting comparability, net (1)	$7	$128
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
•our expectations regarding ChoiceLease revenue and earnings;
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
•our expectations of the long-term residual values of revenue earnings equipment, including the probability of incurring losses or having to decrease residual value estimates in the event of a potential cyclical downturn or changes to the estimated useful lives; and
•our expectations regarding U.S. federal, state and foreign tax positions and the realizability of deferred tax assets and changes in foreign tax rates.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

As of the end of the third quarter of 2024, we carried out an evaluation, under the supervision and with the participation of management, including Ryder's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ryder's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the third quarter of 2024, Ryder's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2024, there were no changes in Ryder's internal control over financial reporting that have materially affected or are reasonably likely to materially affect such internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases we made of our common stock during the three months ended September 30, 2024:

(Dollars in millions, except per share)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Aggregate Maximum Number of Shares That May Yet Be Purchased Under the Anti-Dilutive Program (1)
July 1 through July 31, 2024	242,963	$131.21	242,963	2,047,062
August 1 through August 31, 2024	700,160	136.66	700,160	1,346,902
September 1 through September 30, 2024	100,382	136.89	100,188	1,246,714
Total	1,043,505	$135.41	1,043,311
————————————
(1)We currently maintain two share repurchase programs approved by our board of directors in October 2023 and October 2024. Refer to Note 9, “Share Repurchase Programs,” in the Notes to Condensed Consolidated Financial Statements for a discussion on our share repurchase programs. Share repurchases can be made from time to time using our working capital and a variety of methods, including open-market transactions and trading plans established pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The timing and actual number of shares repurchased are subject to market conditions, legal requirements and other factors, including balance sheet leverage, availability of quality acquisitions and stock price.

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

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	The Ryder System, Inc. By-Laws, as amended on October 9, 2024
10.10
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

RYDER SYSTEM, INC.
(Registrant)

Date:	October 24, 2024	By:	/s/ JOHN J. DIEZ
John J. Diez
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	October 24, 2024	By:	/s/ CRISTINA GALLO-AQUINO
Cristina Gallo-Aquino
Senior Vice President and Controller
(Principal Accounting Officer)