Form 10-K
period 2024-12-31
RYDER SYSTEM INC
filed 2025-02-12
CIK 85961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was sold at June 30, 2024 was $5.2 billion. The number of shares of Ryder System, Inc. Common Stock outstanding at January 31, 2025 was 42,084,928.

Documents Incorporated by Reference into this Report	Part of Form 10-K into which Document is Incorporated
Ryder System, Inc. 2024 Proxy Statement	Part III

RYDER SYSTEM, INC.
FORM 10-K ANNUAL REPORT

i

PART I
ITEM 1. BUSINESS
OVERVIEW
Ryder System, Inc. (Ryder) is a leading provider of outsourced logistics and transportation services to customers throughout North America. We report our financial performance based on three business segments: (1) Fleet Management Solutions (FMS), which provides full service leasing, commercial rental and vehicle maintenance services; (2) Supply Chain Solutions (SCS), which provides fully integrated port-to-door logistics solutions; and (3) Dedicated Transportation Solutions (DTS), which provides turnkey transportation solutions, including dedicated vehicles, professional drivers, management and administrative support. Dedicated transportation services provided as part of an operationally integrated, multi-service supply chain solution to SCS customers are primarily reported in the SCS business segment.

___________________
As of and for the year ended December 31, 2024. FMS revenue includes eliminations
We operate in highly competitive markets. Our customers select us based on numerous factors including service quality, price, technology and service offerings. As an alternative to using our services, customers may choose to provide these services themselves or obtain similar services from other third parties. Our customer base reflects a variety of industries as shown below (as percentage of revenue):

Further information on our business and business segments is presented in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and in Note 3, "Segment Reporting" of the Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in this Annual Report.
MISSION AND STRATEGY
Ryder's mission is to responsibly deliver innovative supply chain and transportation solutions that are reliable, safe and efficient, enabling our customers to deliver on their promises. Companies performing their own logistics and transportation services face increasing challenges related to dynamic supply chains, disruptive technologies, labor shortages, government regulation and increased vehicle cost and complexity. We have a balanced growth strategy focused on de-risking and optimizing the business model, enhancing returns and free cash flow, and driving long-term profitable growth. We aim to achieve this by growing with existing customers and new prospects who internally manage their supply chain services. The current phase of our balanced growth strategy is driven by three priorities: (i) create value through operational excellence, (ii) invest in customer-centric innovation, and (iii) further improve full-cycle returns and generate profitable growth. We seek to execute our strategy by:
•leveraging secular trends that favor outsourcing logistics and transportation services;
•growing earnings from our contractual lease, dedicated and supply chain businesses;
•continuously improving productivity and processes;
•investing in customer-centric innovations that differentiate and enhance our solutions;
•attracting, developing and retaining the best talent; and
•executing our disciplined capital allocation priorities, including organic growth, targeted acquisitions and strategic investments, and returning capital to shareholders.
Cardinal Logistics Acquisition
In 2024, we acquired CLH Parent Corporation (Cardinal Logistics), a leading customized dedicated contract carrier in the United States (U.S.) primarily providing dedicated transportation services and professional drivers, as well as freight brokerage services. The acquisition increased our scale and network density, supporting our strategy to accelerate profitable growth in our dedicated business. Vehicles acquired from Cardinal Logistics are included as FMS operating lease right-of-use assets and revenue earning equipment, and our DTS business leases and obtains maintenance services on these vehicles from our FMS business.

INDUSTRY AND OPERATIONS

Fleet Management Solutions
Value Proposition
Our FMS business provides a variety of fleet solutions that are designed to improve our customers' competitive positions. By outsourcing their needs to us, our customers can focus on their core business, improve their efficiency and productivity and lower their costs. Our FMS product offerings include contract terms with full service leasing, as well as leasing with flexible maintenance options; commercial vehicle rental; maintenance services; digital and technology support services that optimize asset performance, compliance, and safety; and comprehensive fuel services. In addition, our customers are able to purchase used trucks, tractors and trailers through our used vehicle sales facilities or our digital channel. FMS also provides vehicles, as well as maintenance, fuel and other services, to our SCS and DTS businesses.
Market Trends
The U.S. commercial fleet market is estimated to include 10 million vehicles, of which 5 million are privately owned by companies, 2 million are for-hire carriers, 1 million are leased from banks or other financial institutions, 1 million are part of utilities and government fleets, and 1 million are being leased or rented from third parties like Ryder.1
Companies that privately own their fleets are generally providing fleet management services themselves rather than outsourcing those services to third parties like Ryder. Over the last few years, several trends have emerged that we believe increase the value of our product offerings and will increasingly lead companies with privately held fleets to outsource. These trends include:

_________________________
(1)U.S. Fleet as of December 2023, Class 3-8, IHS Markit Ltd.

•Demand for efficient and reliable vehicles have caused companies to place greater emphasis on the quality of their preventive maintenance and safety programs;
•Maintaining and operating commercial vehicles has become more complex and expensive, as truck technology must comply with increasing state and federal emissions regulations; and
•Companies must also manage global supply chain and labor challenges, as well as volatile used vehicle markets.
Operations
In 2024, our global FMS business accounted for 39% of our consolidated revenue.
U.S. Our FMS customers in the U.S. range from small businesses to large enterprises operating in a variety of industries. As of December 31, 2024, we had 563 operating locations, excluding ancillary storage locations, in 49 states, the District of Columbia and Puerto Rico. Our operating locations serve multiple customers, and typically include maintenance facilities; service islands for fueling; safety inspections and preliminary maintenance checks; sales and administrative offices; and commercial rental vehicle counters. We also operate on-site at 158 customer locations where we provide vehicle maintenance solely for that customer's fleet.
Canada. As of December 31, 2024, we had 27 operating locations throughout seven Canadian provinces. We also operate 14 maintenance facilities on-site at customer locations.
FMS Product Offerings
ChoiceLease.    Our lease offering provides customers with bundled vehicle and maintenance services while our customers furnish and supervise their own drivers and exercise control over the vehicles. Customers are able to select the terms of their lease and their preferred level of maintenance services, from full service to on-demand maintenance.
Our ChoiceLease customers receive the following benefits:
•Competitive Prices as we leverage our vehicle buying power to benefit our customers. Once we have an executed customer agreement, we acquire vehicles and components that are custom engineered to our customer's requirements and lease such vehicles to them for periods generally ranging three to seven years for trucks and tractors and ten years for trailers;
•Extensive Network of Maintenance Facilities and Trained Technicians for vehicle maintenance and repairs, temporary substitute vehicles and 24-hour emergency roadside service;
•Preventive and Flexible Maintenance Programs that are cost-effective and designed to reduce vehicle downtime;
•Access to Lease Vehicles as we leverage our original equipment manufacturer (OEM) relationships to secure access to vehicles. Once we have a signed agreement with the customer, we acquire vehicles that are engineered to the customer's requirements;
•No Vehicle Residual Risk Exposure as we typically retain vehicle residual risk exposure;
•Fleet Support Services, including services related to fuel, safety, fuel tax reporting, permitting and licensing, certain regulatory compliance and physical damage coverage; and
•Digital Fleet Management Platform, RyderGyde™ available in a mobile application or at ryder.com®, that enables our customers to manage their fleets.
During 2024, ChoiceLease revenue accounted for 59% of our FMS total revenue.
Commercial Rental.    We offer rental vehicles to customers that need to supplement their fleets on a short-term basis to handle seasonal increases or discrete projects. ChoiceLease customers also utilize our commercial rental fleet as substitute vehicles while their lease vehicles undergo maintenance and while they await delivery of new lease vehicles. Although our commercial rental business is transactional in nature, we focus on building long-term relationships with customers to become their preferred source for commercial vehicle rentals. In addition, we also provide other benefits, including extending auto-liability insurance coverage and competitive fuel pricing. During 2024, commercial rental revenue accounted for 17% of our FMS total revenue.
SelectCare.    Through SelectCare, customers have access to our extensive network of maintenance facilities and trained technicians to maintain the vehicles they own or lease from third parties. We offer several bundles of services, including full service contract maintenance, as well as preventive and on-demand maintenance. While we typically service these vehicles at our own facilities, we also operate on-site maintenance facilities or provide mobile maintenance services at customer locations.

We also provide additional maintenance and repair services that are not included in our contractual maintenance programs and generally charge for those services on an hourly basis. By servicing all of our customers' maintenance needs, we create stronger, long-term relationships and can provide a wide range of outsourcing solutions.
In 2023, we launched Torque by Ryder®, an on-demand retail mobile maintenance solution offered in select U.S. markets that enables our customers to order on-site maintenance services with no long-term contractual commitment.
During 2024, SelectCare revenue accounted for 11% of our FMS total revenue.
The following table provides information regarding the number of vehicles and customers by FMS product offering as of December 31, 2024:

	U.S.		Canada		Total
	Vehicles	Customers	Vehicles	Customers	Vehicles	Customers
ChoiceLease	136,700	10,600	8,600	1,200	145,300	11,800
Commercial rental (1)	33,500	24,700	2,000	3,100	35,500	27,800
SelectCare (2)	39,100	1,800	2,700	200	41,800	2,000
___________________
(1)Commercial rental customers represent those who rented a vehicle for more than three days during the year and include 5,100 ChoiceLease customers.
(2)Our SelectCare customers include approximately 1,100 ChoiceLease customers.
Fuel Services. Our FMS customers have access to competitively priced diesel fuel at 412 of our maintenance facilities across the U.S. and Canada. We also provide services such as fuel planning, fuel tax reporting, centralized billing, fuel cards and fuel monitoring. Although fuel sales do not significantly impact our FMS earnings, as the costs are largely a pass-through to our customers, we believe that leveraging our fuel buying power provides a valuable benefit to our customers. During 2024, fuel services revenue accounted for 13% of our FMS total revenue.
Used Vehicles. We offer used vehicles from our 63 retail sales centers throughout the U.S. and Canada (14 of which are co-located at an FMS shop), at our branch locations and through our website at www.ryder.com/used-trucks. We primarily sell our used vehicles through our retail channel, which allows us to leverage our maintenance expertise and strong brand reputation, and to realize higher sales proceeds than in the wholesale market. The realized sales proceeds of used vehicles are dependent upon various factors, including the used vehicle market, supply and demand in wholesale and retail markets, and changes in vehicle technology. In recent years, the used vehicle sales market has been particularly weak. At December 31, 2024, we have used vehicle inventory of 9,000 vehicles, in line with our long-term target range of 7,000 to 9,000.
FMS Business Strategy
Our strategy is to be the leading provider of fleet management services for light-, medium- and heavy-duty commercial vehicles. Our strategy is driven by the following priorities:
•drive fleet growth that maximizes our return on investment by (1) implementing sales and marketing initiatives to encourage private fleets to outsource their fleet management needs to us, (2) reducing costs through operational efficiencies, and (3) offering innovative products, solutions and support services that strengthen customer relationships;
•deliver a consistent, industry-leading and cost-effective lease and maintenance program through continued process improvement, productivity initiatives and technology improvements, which also help us attract new customers; and
•optimize asset utilization and management, particularly with respect to our rental fleet, used vehicle operations and maintenance facility infrastructure.
Competition
As an alternative to using our fleet management services, companies may choose to provide these services themselves or to obtain them from other third parties. We compete with finance lessors, truck and trailer manufacturers and independent dealers. We also compete with other companies on factors such as price, geographic coverage, equipment, maintenance options, and service reliability and quality. We also face competition from managed maintenance providers who are hired to coordinate and manage the maintenance of large fleets through a network of independent maintenance providers.

Supply Chain Solutions
Value Proposition
Our SCS business provides a broad range of innovative logistics management services that optimize our customers' supply chains and key business requirements. Our business is organized by the following industry verticals: omnichannel retail (which includes retail, technology, last mile and e-commerce); automotive; consumer packaged goods (CPG); and industrial and other (which includes healthcare). Our SCS product offerings provide port-to-door solutions, including both dedicated distribution and multi-client distribution, transportation management, dedicated transportation, brokerage, e-commerce, last mile, co-manufacturing and co-packing, and other value-added services. Key aspects of our value proposition are our operational execution, leveraged assets and infrastructure, technical and industry expertise and customer-facing visibility platforms.
Market Trends
Logistics spending in North America in the key target markets in which we operate was approximately $2.9 trillion, of which $369 billion was outsourced.2 As supply chains continue to expand and become more complex, the demand for outsourced logistics is expected to continue increasing as companies will require more sophisticated, cost-effective and reliable supply chain practices. For example, we believe secular trends continue to accelerate demand for supply chain resiliency, e-commerce fulfillment, final mile delivery of big and bulky goods, and onshoring and nearshoring of manufacturing and supply chain operations.
Operations
During 2024, our SCS business accounted for 42% of our consolidated revenue, and our customer accounts and warehousing square footage were as follows:

	December 31, 2024
(Square footage in millions)	Customer Accounts (1)	Number of Warehouses	Square Footage (2)
SCS
United States	675	233	92
Foreign (3)	157	58	11
Total	832	291	103
___________________
(1)Customer accounts excludes 489 brokerage customers.
(2)Includes Ryder leased and owned and Ryder managed.
(3)Includes 17 managed warehouses in Mexico.
In the U.S., SCS customer accounts are mostly large enterprises with complex supply chains. Most of our core SCS business operations are strategically located to maximize efficiencies and reduce costs. For example, we centralize certain administrative support services, including our carrier procurement and contract management, in our logistics centers in Novi, Michigan and Fort Worth, Texas. In Mexico, we offer a full range of logistics services and manage approximately 21,500 border crossings each month between the U.S. and Mexico. Our Canadian operations are also highly coordinated with their U.S. and Mexico counterparts and manage approximately 5,100 border crossings each month.
SCS Product Offerings
Distribution Management.    We offer a variety of logistics services for warehousing and transportation, including network design; warehouse design and automation; coordinating inbound and outbound material flow; managing import and export of international shipments; coordinating just-in-time replenishment of component parts and final assembly; shipment delivery to distribution centers or end delivery points; and e-commerce fulfillment. We also offer additional value-added services, such as light assembly, packaging and refurbishment, and contract packaging and contract manufacturing. During 2024, distribution management and value-added services accounted for approximately 34% of our SCS revenue.

_________________________

(2)Armstrong & Associates – Divergence, Latest Third-Party Logistics Market Results and Outlook, July 2024.
Dedicated Transportation.    We offer specialized dedicated transportation services as part of an integrated supply chain solution with our equipment and professional drivers or with outside carriers. We also offer additional services related to routing and scheduling, fleet design, safety, regulatory compliance, risk management, technology and communication systems support. We operate at our customers' facilities, and our customers benefit from our extensive network of FMS facilities that provide maintenance for all Ryder vehicles used in SCS solutions. During 2024, approximately 30% of our SCS revenue was related to dedicated transportation services.
Transportation Management and Brokerage.    We offer transportation management and brokerage services, including shipment optimization, load scheduling and delivery confirmation through a series of technology and web-based solutions. Our transportation consultants focus on carrier procurement for all modes of transportation, with an emphasis on truck-based transportation, and also provide additional services like rate negotiation, freight bill audits and payment services. During 2024, we purchased or executed $10.4 billion in freight moves on our customers' behalf, including $328 million in brokerage services. The brokerage and logistics business from the Cardinal Logistics acquisition complemented our existing product offerings. During 2024, transportation management solutions accounted for 12% of our SCS revenue.
E-commerce and Last Mile. We offer omnichannel delivery services through a network of over 150 sites strategically located throughout the U.S. that we own or that are leased by us, our customers or our agents. For our e-commerce customers, we receive, pick, pack and ship smaller items via parcel carriers to the end consumer's home or to our customer's warehouse or retail stores. For our last mile customers, we receive, assemble and coordinate final delivery of big and bulky items to the end consumer. We also offer minor installation and disposal services. Customers also benefit from our proprietary software, Ryder View 2.0, that optimizes routes and allows customers to schedule their appointment. During 2024, our e-commerce and last mile services accounted for 17% of our SCS revenue.
Contract Manufacturing and Contract Packaging. We offer contract manufacturing and contract packaging, and warehousing, for some of the largest and best-known consumer brands in the U.S., primarily in the consumer packaged goods, retail, and healthcare industries. During 2024, our contract manufacturing and contract packaging services and other services accounted for 7% of our SCS revenue.
SCS Business Strategy
Our strategy is to offer differentiated and proactive solutions utilizing our expertise in our key industry verticals. Our strategy is driven by the following key priorities:
•provide best in class execution and quality through reliable and flexible supply chain solutions;
•develop innovative solutions, capabilities, and customer-centric technology such as RyderShare™;
•focus consistently on network optimization and continuous improvement;
•execute on targeted sales and marketing growth strategies; and
•expand customer relationships to include fast growing offerings in e-commerce fulfillment and last mile.
Competition
As an alternative to using our services, companies may choose to internally manage their own supply chains and logistics operations, or obtain alternative services from other third parties. We compete with a handful of large, multi-service companies across all of our product offerings and industries, as well as with other companies on specific service offerings like transportation or distribution management. We compete based on factors such as price, service offerings, market knowledge, expertise in logistics-related technology and overall performance (e.g., timeliness, accuracy and flexibility).

Dedicated Transportation Solutions
Value Proposition
Our DTS business provides specialized dedicated transportation services. We provide our customers with vehicles and professional drivers, and offer a variety of engineering and other services related to routing and scheduling, fleet design, safety, regulatory compliance, risk management and technology and communication systems support. Our customers benefit from a dedicated transportation solution that mitigates the labor and regulatory challenges associated with maintaining a private fleet, such as driver recruitment and retention, hours of service requirements, Department of Transportation (DOT) audits and workers' compensation.

Market Trends
The outsourced U.S. dedicated market was estimated to be $30 billion3 from an addressable market of approximately $660 billion.4 Many of the same trends that impact our FMS business affect our DTS business. As operating and maintaining a private fleet becomes more complex, especially as companies must comply with increasing DOT regulations, we expect the demand for outsourced dedicated services to increase. In addition, there is still significant demand for qualified truck drivers, dedicated capacity from quality transportation and logistics providers, and industry expertise related to asset utilization analysis and fleet rationalization studies offered as part of our DTS services.
Operations/Product Offerings
During 2024, our DTS business accounted for 19% of our consolidated revenue. As of December 31, 2024, we had 231 DTS customer accounts in the U.S. Although a significant portion of our DTS operations are located at customer facilities, our DTS business also utilizes and benefits from our FMS services, including our extensive network of FMS maintenance facilities. Our DTS accounts typically operate in a limited geographic area for short-haul drives. The Cardinal Logistics acquisition increased our scale and customer network density and supports our strategy to accelerate profitable growth in our dedicated business.
We provide custom transportation analysis using advanced logistics planning and operating tools. Based on this analysis, our logistics specialists create a distribution system that optimizes freight flow while meeting customer service goals. If a distribution system includes multiple modes of transportation (air, rail, sea and highway), we select appropriate transportation modes and carriers, and monitor and audit carrier performance. In addition, customers from our SCS business that utilize our dedicated transportation services benefit from our cost-effective solutions that help aggregate loads, consolidate shipments or optimize backhaul opportunities.
DTS Business Strategy
Our strategy is to offer custom solutions to customers who need specific vehicles, specialized handling, dedicated capacity or integrated transportation services. Our strategy is driven by the following key priorities:
•increase market share to provide more specialized services across industries, including retail, metals, agriculture and grocery, energy and utility, consumer product goods, construction and food and beverage;
•develop innovative solutions, capabilities, and customer-centric technology such as RyderShare™;
•leverage our FMS sales team to convince private fleet operators to outsource their transportation needs to us;
•integrate the DTS business with the acquired Cardinal Logistics network to realize integration synergies;
•focus consistently on network optimization and continuous improvement; and
•recruit and retain professional drivers.
Competition
We compete with other dedicated providers to provide highly engineered solutions, involving specialized handling or service requirements. To a lesser extent, we also compete with truckload carriers providing dedicated solutions for standard freight. We compete based on a number of factors, including price, equipment options and features, maintenance, service and geographic coverage, driver availability and operational expertise. As an alternative to using our services, companies may choose to manage their own private fleets or obtain alternative services from other third-party vendors. We differentiate our product offering by leveraging our FMS vehicles and maintenance services and integrating our services with those of our SCS business to create a more comprehensive transportation solution. Our strong safety record and focus on customer service also enables us to uniquely satisfy our customers' needs with high-value products that require specialized handling in a manner that differentiates us from truckload carriers.

_________________________

(3)Armstrong & Associates – Divergence, Latest Third-Party Logistics Market Results and Outlook, July 2024.
(4)Addressable market as of September 2024, Class 3-8, IHS Markit Ltd. (formerly RL Polk) & Ryder Internal Estimates.

CYCLICALITY

Our business is impacted by economic and market conditions. In a strong economic environment, there is generally more demand for our services. In a weak or volatile economy, demand for our services decreases and is considerably more unpredictable. To mitigate this volatility, we have continued to focus on diversifying our contractual business mix and strengthening our long-term customer relationships. Although we believe these efforts help lessen the immediate impact of an economic downturn, companies are often unwilling to commit to a full service lease or long-term supply chain and dedicated contracts. Our commercial rental and used vehicle sales businesses are transactional and more susceptible to economic and market conditions, which can significantly impact their results in both the short- and long-term. We mitigate some of the potential impact of an economic downturn through a disciplined and centralized approach to asset management. We strive to manage the size, mix and location of our operating fleet and used vehicle inventories to maximize asset utilization and used vehicle proceeds in both strong and weak market conditions.

SEASONALITY

Historically, our lease and related maintenance revenues, DTS service revenues and most of our SCS service revenues have not been impacted by seasonality because of the long-term nature of the underlying customer contracts and the associated fixed charges. However, our rental revenue and certain SCS service revenues are seasonal in nature.

Commercial rental operations are seasonal and generate the lowest revenue of the year typically in the first quarter due to lower market demand and the highest revenue typically in the third and fourth quarters. We generally decrease or increase the size of our rental fleet throughout the year to mitigate the seasonal effect of demand as well as changing economic conditions. As demand changes because of seasonal factors, we also move our rental vehicles among our locations.

Some of our SCS customers tend to operate in seasonal industries. Because of the concentration of customers in our SCS business, we experience reduction in freight volume shipped by those customers or a reduction in their need for our services from time to time. We actively monitor and shift resources to mitigate these seasonal effects.

REGULATION

Our business is subject to regulation by various federal, state, local and foreign governmental entities, including the Department of Transportation (DOT). The Federal Motor Carrier Safety Administration (FMCSA), an agency within the DOT, manages a Compliance, Safety, Accountability initiative (CSA), together with state agencies, designed to monitor and improve commercial vehicle motor safety. The FMCSA also has regulations mandating electronic logging devices in commercial motor vehicles that impact various aspects of our dedicated, supply chain and rental businesses.

We are also subject to a variety of laws and regulations promulgated by the Occupational Safety and Health Administration (OSHA), the U.S. Environmental Protection Agency (EPA), the Food and Drug Administration (FDA) and U.S. Department of Agriculture (USDA). In addition, we must comply with licensing and other requirements imposed by the U.S. Department of Homeland Security and the U.S. Customs Service as a result of increased focus on homeland security and our Customs-Trade Partnership Against Terrorism certification. We may also become subject to new or more restrictive regulations by these agencies or other authorities, including regulations related to emissions reduction or engine exhaust requirements, drivers' hours of service, wage and hour requirements, employee and independent contractor classification, security, including data privacy and cybersecurity, and ergonomics.

Additional information about the regulations that we are subject to can be found in Item 1A, "Risk Factors" in this Annual Report on Form 10-K.

HUMAN CAPITAL

We strive to create a high-performance culture that embraces diverse perspectives and experiences and ensures that all of our employees have opportunities to develop the skills they need to grow and excel in their fields. Human capital management is a priority for our executives and board of directors. We are committed to identifying and developing the talent necessary for our long-term success throughout all levels of our organization, including our front-line employees interacting with our customers or supporting our field teams from behind the scenes. We have a robust talent and succession planning process and have established programs to support the development of our talent pipeline for critical roles in our organization. Annually, we conduct a robust review with our leadership team focusing on high performing and high potential talent, diverse talent and the succession plan for our critical roles.

We recognize that it is important to develop our future leaders. We provide a variety of resources to help our employees build and develop their skills, including online development resources as well as individual development opportunities and projects for key talent. Additionally, we have leadership development resources for our future leaders as they continue to develop their skills. We invest in our employees by offering comprehensive health, welfare and retirement programs, along with wellness programs and well-being initiatives.

In addition, we provide our professional drivers, technicians and warehouse workers with on-going training opportunities. For example, we pair our professional drivers with certified driver trainers during onboarding and provide position and customer-specific training. Our technicians also receive both online and in-person training, and we collaborate with our OEMs to ensure our technicians possess the knowledge and skills necessary to service our customers. Our warehouse workers also receive regular safety and compliance training that is specific to their location.

As of December 31, 2024, we had approximately 50,700 full-time employees in North America. We currently employ approximately 13,400 professional drivers and 5,000 technicians. We have approximately 34,000 hourly employees in the U.S., approximately 3,800 of which are organized by labor unions. Those employees organized by labor unions are principally represented by the International Brotherhood of Teamsters, the International Association of Machinists and Aerospace Workers and the United Auto Workers. Their wages and benefits are governed by 91 separate labor agreements, which are renegotiated periodically. Although we have not experienced a material work stoppage or strike, these events can potentially occur given the types of businesses in which we engage. Refer to Item 1A, "Risk Factors" for further information regarding risk associated with our human capital and the attraction, development and retention of personnel.

Safety

Our safety culture is founded upon a core commitment to the safety, health and well-being of our employees, customers and the community. As a core value, safety is embedded in our day-to-day operations, reinforced by many safety programs and continuous operational improvement, and supported by a talented and dedicated safety organization. We have created and implemented policies, processes and training programs to minimize safety events, and we review and monitor our performance closely. Our safety organization team oversees our overall safety strategy and consists of three divisions: Safety Standards & Technology, Field Safety Solutions, and U.S. Department of Transportation Compliance. Our safety organization manages our safety policies, technologies and training, all field safety processes, risks assessments, safety site investigations and regulatory compliance activities, among other things.

We deploy relevant vehicle safety systems in the vehicles we operate and install aftermarket safety monitoring systems that allow our operations teams to measure and improve driver performance, including in-vehicle video event recorders. Driver training is also a key component of our safety program. We use certified driver trainers to on-board and train our professional drivers. We also regularly provide proactive injury and crash prevention and remedial training. Our technicians also receive training to improve their maintenance skills to ensure we are complying with best-in-line safety measures. For our warehouse employees, we provide annual training on various safety techniques along with regular OSHA training. Our proprietary, web-based safety management system, Ryder SafetyNet, delivers monthly proactive safety programs and compliance tasks that are tailored to each location.

The safety policies and procedures in place require that all managers, supervisors and employees incorporate safe processes in all aspects of our business. Monthly safety scorecards are tracked and reviewed by management for progress toward key safety objectives.

The safety of our customers is also paramount at Ryder. Safety support is provided to customers through Ryder Fleet Risk Services (FRS), which helps customers navigate the increasingly complex industry landscape through customized consultation, innovative solutions and best-in-class safety programs.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Name	Position	Current Position Since	Prior Business Experience	Age
Robert E. Sanchez	Chair and Chief Executive Officer	2013	President and Chief Operating Officer from February 2012 to December 2012. President, Global FMS from September 2010 to February 2012. Executive Vice President and Chief Financial Officer from October 2007 to September 2010. Executive Vice President of Operations, U.S. FMS from October 2005 to October 2007. Senior Vice President and Chief Information Officer from January 2003 to October 2005.	59
John J. Diez (1)	President and Chief Operating Officer	2025	Executive Vice President and Chief Financial Officer from June 2021 to December 2024. President, Global FMS from August 2019 to May 2021. President of DTS from March 2015 to August 2019. Senior Vice President of Ryder Dedicated from March 2014 to February 2015. Senior Vice President of Asset Management from January 2011 to February 2014.	54
Cristina Gallo-Aquino (2)	Executive Vice President, Chief Financial Officer and Principal Accounting Officer	2025	Senior Vice President, Controller and Principal Accounting Officer from September 2020 to December 2024. Vice President and Chief Financial Officer, Global FMS from August 2015 to August 2020. Vice President and Controller from September 2010 to August 2015.	51
Thomas M. Havens	President, Fleet Management Solutions	2021	Senior Vice President and Global Chief of Operations for FMS from November 2012 to May 2021. Vice President and General Manager for FMS in Canada from September 2011 to November 2012.	56
J. Steven Sensing	President, Supply Chain Solutions and Dedicated Transportation Solutions	2015	Vice President and General Manager of the Hi-Tech and Healthcare industry groups for SCS from February 2007 to February 2015.	57
Steve W. Martin	Executive Vice President, Dedicated Transportation Solution	2024	Senior Vice President, Dedicated Transportation Solutions from August 2019 to February 2024. Vice President and General Manager of the Automotive, Aerospace and Industrial vertical from February 2017 to August 2019. Vice President, Dedicated Transportation Services - East from February 2012 to February 2017. Vice President for Supply Chain Excellence from February 2009 to February 2012.	61
Robert D. Fatovic	Executive Vice President, Chief Legal Officer and Corporate Secretary	2012	Executive Vice President, General Counsel and Secretary from June 2004 to July 2012. Senior Vice President, U.S. Supply Chain Operations, Hi-Tech and Consumer Industries from December 2002 to May 2004. Vice President and Deputy General Counsel from May 2000 to December 2002.	59
Karen M. Jones	Executive Vice President and Chief Marketing Officer	2014	Senior Vice President and Chief Marketing Officer from September 2013 to October 2014.	62
Francisco Lopez	Executive Vice President and Chief Human Resources Officer	2018	Chief Human Resources Officer February 2016 to February 2018. Senior Vice President, Global Human Resources Operations from July 2013 to February 2016.	50
Sanford J. Hodes	Senior Vice President and Chief Procurement and Corporate Development Officer	2022	Senior Vice President and Deputy General Counsel and Safety, Health, and Security from February 2011 to October 2022.	57
Rajeev Ravindran	Executive Vice President and Chief Information Officer	2018	Chief Information Officer and Group Vice President at JM Enterprises from 2012 to January 2018.	59
___________________
(1)John J. Diez was appointed President and Chief Operating Officer, effective January 1, 2025.
(2)Cristina Gallo-Aquino was appointed Executive Vice President, Chief Financial Officer and Principal Accounting Officer, effective January 1, 2025.
FURTHER INFORMATION
For further discussion concerning our business, see the information included in Items 7 and 8 of this Annual Report. Industry and market data used throughout Item 1 was obtained through a compilation of surveys and studies conducted by industry sources, consultants and analysts.
We make available our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports through the Investor Relations area of our website at investors.ryder.com as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (SEC). The

SEC maintains an Internet site that contains our reports, proxy and information statements and other SEC filings. The address of the SEC's website is www.sec.gov.
In addition, our Corporate Governance Guidelines, Principles of Business Conduct and board committee charters are posted on the Governance page in the Investor Relations area of our website at investors.ryder.com. A copy of these documents is available to anyone through the Investor Relations area of our website at investors.ryder.com.

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

Business and Operating Risks

Decreased customer demand for transportation and logistics services due to adverse economic conditions, competition or other factors has impacted and could in the future adversely impact our business and operating results.

The transportation industry is highly cyclical and susceptible to trends in economic activity. Our business relies on the strength of our customers' businesses and their level of confidence in current and future economic conditions. In our FMS business, vehicles are leased or rented to customers that transport goods commercially, hence, the demand for our products and services is directly tied to the production and sale of goods by our customers, and more generally, the health of the North American economy. In our SCS and DTS businesses, our logistics and transportation services are tied to the demand of our customers' goods. If demand for our customers' products declines, our customers may experience a decline in volumes, which may impact our financial results. As a result, our business may begin to slow before overall market slowdowns, at the point of customer uncertainty, and may recover later than overall market recoveries, as our customers may continue to feel uncertain about future market conditions. If uncertainty around macroeconomic conditions and the transportation and logistics industries increase, such as due to recessionary conditions, labor shortages, interest rate fluctuations or inflationary pressures, our future growth prospects, business and results of operations could be materially adversely affected.

Among our services and product offerings, demand for used vehicles, rental and contractual services are particularly susceptible to changes in economic and market conditions. In a weak or volatile economy (such as during an economic recession or downturn), our customers may not need additional vehicles, may experience reduced shipping or warehousing needs, or are often unwilling to commit or unable to fulfill long-term contracts. For example, we make real estate commitments to support our SCS multi-client warehouse network based on anticipated customer demand to drive the highest level of utilization and revenue per warehouse. If we miss our projections and have excess capacity in our warehouses, it could result in a decrease in revenue that could adversely affect our financial condition and operating results. Accordingly, any sustained weakness in demand or a protracted economic downturn can negatively impact performance and operating results in used vehicle sales, rental and contractual services across our business segments.

We bear the risk that we will not be able to resell our used vehicles at a price at or above their residual value estimates.

To determine the residual value estimates and useful life of our vehicle fleet, management is required to make judgments about future events that are subject to risks and uncertainties outside of their control. While we regularly review and update our outlook for the used vehicle market, as management believes appropriate, the used vehicle pricing market has historically been subject to significant pricing volatility. Despite management's best estimates, we may be unable to accurately forecast the residual value of our vehicle fleet or accurately and timely adjust our residual estimates to better align with future market conditions at the end of a vehicle's useful life. A variety of factors, many of which are outside of our control, could cause residual value estimates to differ from actual used vehicle sales pricing, such as changes in supply and demand of used vehicles; volatility in market conditions; changes in vehicle technology; regulatory requirements; competitor pricing; wholesale market prices; customer requirements and preferences; and changes in underlying assumption factors.

Any material decrease in residual value estimates could have a material adverse impact on our financial results. In the past, we have realized losses on sales of used vehicles at the end of a vehicle's useful life when our residual value estimates were above used vehicle market prices such as due to rapidly changing market conditions. In addition, when we have materially decreased residual value estimates, our earnings over the vehicle's remaining useful life have decreased due to an increase in depreciation expense. Alternatively, we may realize gains on sales of used vehicles at the end of a vehicle's useful life when our residual value estimates are below used vehicle market prices. While management determines residual value estimates with the goal of minimizing losses on sales of used vehicles and to record the best estimate of fair value at the end of a vehicle's useful life, there is no assurance our residual value estimates will be at or below used vehicle market sales.

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

Substantially all of our SCS and DTS services, as well as our ChoiceLease and SelectCare products offered through FMS, are provided under long-term contractual arrangements with our customers. These contractual arrangements include pricing terms that are subject to a number of key operational assumptions, including:

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

To the extent that customers are prohibited from continuing or are unable to continue their operations, whether due to measures implemented in response to a public health or safety crisis or to labor strikes or geopolitical developments, our business and results of operations may be adversely affected. For example, when COVID-19 measures prohibited many of our customers from continuing their operations, our business was initially adversely impacted because we experienced lower demand for commercial rental and used vehicles in our FMS business and reduced volumes in our SCS business. On the other hand, when global supply chain disruptions caused a semiconductor shortage, we experienced a significant increase in demand for rental and used vehicles, as well as lease, due to the limited supply of commercial vehicles. However, we may experience limited rental and lease fleet growth and have a limited inventory of used vehicles for sale during an extended period of limited supply of commercial vehicles. After a period of limited commercial vehicle supply, if OEMs then produce an oversupply of new commercial vehicles, our FMS business may experience reduced rental demand and used vehicle sales in the future. In addition, when global supply chains have been disrupted, we have experienced increased inflationary pressures that increased costs in certain areas like payroll, real estate or lease costs and other third-party services.

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

Our success depends on the functionality of information technology systems to support our business and service offerings. When outages, system failures or delays in timely access to data occur in our information technology systems that support key business processes, for example our financial reporting and service offerings, our business may be adversely impacted. In addition, extended delays or cost overruns in securing, developing, managing and otherwise implementing technology solutions to support our business may delay and possibly prevent us from realizing the projected benefits of these solutions. Any failure to develop or maintain effective controls, including the risk of human error or misconduct, or to adequately monitor and control access to data in our systems, may result in our financial reporting being unreliable or cause us to fail to meet our reporting obligations. Further, any vulnerabilities found in the technology systems we use to support our controls or any challenges encountered in their implementation or improvement may also adversely affect our financial reporting.

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

We face risks related to cybersecurity incidents and other breaches of our systems and information technology.

We depend on the integrity of our information and the proper functioning and availability of our information systems in operating our business. It is important that the data processed by these systems remains confidential and accurate as it may include sensitive customer information, confidential customer transaction data, employee records, and key financial and operational results and statistics. While we maintain an information security program that consists of industry standard safeguards and controls to help safeguard our confidential information, including security training and compliance protocols, we cannot prevent or mitigate all data breaches or cyber incidents. Threats to network and data security are becoming increasingly diverse and sophisticated, with attacks increasing in frequency (especially with the shift to remote work environments), scope and potential harm. Additionally, emerging technologies such as artificial intelligence may make it more difficult to implement protective measures that detect and prevent the occurrence of breaches or cyber incidents described above. We use artificial intelligence in our business, and challenges with its use could result in reputational or competitive harm and legal liability, which could have an adverse impact on our results of operations.

We have experienced cybersecurity threats and breaches targeting our information technology systems, networks and information, and those of our third-party providers and customers. Although, to date, these incidents have not had a material impact on our financial condition or results of operations, future events could expose us to these risks. Moreover, these types of events could also expose us, our vendors, or our customers to loss or misuse of information and restrict or prevent operations or financial reporting for a period of time. Depending on the type and scope of the intrusion or cybersecurity incident, we could face litigation or other potential liability and harm to our business. Likewise, data privacy breaches from our systems could expose the personally identifiable information of our employees or contractors, sensitive customer data, or vendor data to unauthorized persons, adversely impacting our customer service, employee and customer relationships, and our reputation.

In addition, some of our software applications are utilized by third parties who provide outsourced administrative functions. Such third parties may have access to confidential information important to our business operations and services. While our information security program includes enhanced controls to monitor third-party providers' security programs, these third parties are subject to their own data breaches, cyberattacks and other events or actions that could damage, disrupt or close down their networks or systems, which in turn may adversely impact our performance capabilities. Moreover, weaknesses in vendor management or third-party controls could expose us, our vendors or our customers to additional cybersecurity risks. Also, efforts to prevent, detect and mitigate data breaches and cyber incidents subject us to additional costs.

Regulatory authorities continue to focus on how companies collect, process, use, store, share and transmit personal data. Privacy security laws and regulations pose increasingly complex and rigorous compliance challenges, which impacts our compliance costs. Any failure to comply with data privacy laws and regulations could result in significant penalties, fines, legal challenges and reputational harm.

We may fail to respond adequately or in a timely manner to innovative changes in new technology in our industry.

In recent years, our industry has been characterized by rapid changes in technology, leading to innovative transportation and logistics concepts that have impacted, or have the potential to significantly impact, our business model, competitive landscape and the industries of our customers and suppliers. While we are actively engaged in deploying emerging technologies and developing strategic alliances and new products, we cannot be certain that our initiatives will be successful or timely, and our failure to effectively implement any initiative could have an adverse impact on our financial condition or results of operations.

For example, advanced vehicle technologies include electric vehicles, autonomous or semi-autonomous vehicles, as well as driver assist technologies. Additionally, e-commerce services, last-mile home delivery, and asset- and freight-sharing services continue to garner demand and interest. In addition, there may be other innovations that could impact the transportation, trucking and supply chain and logistics industries, such as machine learning and artificial intelligence, as well as other technologies we cannot yet foresee. Our inability to quickly adapt to and adopt innovations desired by our customers may result in a significant loss of demand for our service offerings. An increase in customer use of electric vehicles, for example, could reduce the demand for our diesel vehicle and related maintenance and other offerings. Likewise, certain advancements in autonomous vehicles may reduce the demand for our dedicated service offerings, where, in addition to a vehicle, we provide a professional driver as part of an integrated, full service customer solution. Moreover, advances in technology may require us to increase investments in order to remain competitive, and our customers may not be willing to accept higher prices to cover the cost of these investments. In addition, the political or regulatory environment may affect the requirements or timing of adopting new technologies. These changes could further increase our investment costs, operating complexity and our ability to offer such technologies to our customers in the jurisdictions in which we operate.

We may fail to establish sufficient insurance reserves to adequately cover workers' compensation and vehicle liabilities.

We are substantially self-insured for vehicle liability and workers' compensation claims. Our self-insurance accruals are based on actuarially estimated, undiscounted cost of claims, which includes claims incurred but not reported. While we believe that our estimation processes are well designed and comply with generally accepted accounting principles in the United States, actuarial techniques and best practices, any projection of losses concerning workers' compensation and vehicle coverage is subject to a considerable degree of variability. The causes of this variability include litigation trends, claim settlement patterns, rising medical and other costs, as well as fluctuations in the frequency or severity of accidents. If actual losses incurred are greater than those anticipated, our self-insurance reserves may be insufficient, and additional costs could be recorded in our consolidated financial statements. If we suffer a substantial loss in excess of our self-insured limits, the loss and related expenses may be covered by traditional insurance and excess insurance we have in place, but if not covered or above such coverage amounts, losses could harm our business, financial condition or results of operations. For a detailed discussion on our accounting policies and assumptions relating to our self-insurance reserves, please see the "Critical Accounting Estimates - Self-Insurance Accruals" section in Management's Discussion and Analysis of Financial Condition and Results of Operations.

Strategic Risks

We operate in a highly competitive industry, and our business may suffer if we are unable to adequately address potential downward pricing pressures and other competitive factors.

The transportation and logistics industry is highly competitive. We face competition in all geographic markets and each industry sector in which we operate. Increased competition or our inability to compete successfully may lead to a reduction in revenues, reduced profit margins, increased pricing pressure or a loss of market share, any one of which could affect our financial results. Numerous competitive factors could impair our ability to maintain our current profitability, including:

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

Our balanced growth strategy focuses on de-risking and optimizing the business model, enhancing returns and free cash flow, and driving long-term profitable growth, including by moving clients to outsource their logistics and transportation needs and thereby expanding the market for our services, among other factors. We seek to execute our strategy by providing customer centric innovative solutions, operational excellence, top customer service, superior talent and best-in-class information technology, while also attempting to mitigate risks to the business. Failure to execute our business strategy may negatively impact our ability to continue to create long-term shareholder value and may result in stock price volatility.

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

In our SCS and DTS businesses a limited number of customers account for a significant portion of revenue. Although we maintain multiple service contracts with each of these large customers, the loss of or reduction in business from one or more of these large customers could have a material adverse effect on our business, results of operations and financial condition. While we continue to focus our efforts on diversifying our customer and carrier base, we may not be successful in doing so. During 2024, sales to our top ten customers in each of SCS and DTS accounted for approximately one-third of total revenue and operating revenue for each segment.

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

In addition, many of our SCS customers operate in cyclical or seasonal industries, or operate in industries, such as the food and beverage industry, that may be impacted by unanticipated weather, growing conditions (such as drought, insects or disease), natural disasters, pandemics and other conditions over which we have no control. Because of the concentration of customers in our SCS business, a downturn in our customers' businesses could cause a reduction in freight volume shipped by those customers or a reduction in their need for our services, which could materially and adversely affect our operating results and financial condition.

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

Professional Drivers. We hire professional drivers primarily for our SCS and DTS business segments. There is significant competition for qualified professional drivers in the transportation industry. Additionally, interventions and enforcement under the CSA initiative may shrink the industry's pool of professional drivers as those drivers with unfavorable scores may no longer be eligible to drive for us. As a result of driver shortages, we have, and in the future could continue to be required to, increase driver compensation, let trucks sit idle, use outside driver agencies and subcontracted transportation carriers, or face difficulty meeting customer demands, all of which could adversely affect our growth and profitability.

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

Management and Other Key Personnel. The foundation to our success is developing a skilled and diverse workforce that is motivated and committed to providing our customers with extraordinary service. If we fail to recruit, retain and motivate our employees, including those in senior management and other key roles, such as technology and supply chain management, or fail to preserve company culture, then we may not be able to execute on our strategy and grow our business as planned.

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

A significant labor dispute involving us, our vendors or one or more of our customers, or that could otherwise affect our operations, may result in strikes, work stoppages or substantially higher labor costs.

We have approximately 3,800 employees in the U.S. that are organized by labor unions whose wages and benefits are governed by 91 labor agreements that are renegotiated periodically. Disputes with regard to the terms of these agreements or our potential inability to negotiate acceptable contracts with these unions in the future could result in, among other things, a material work stoppage, slowdown or strike by the affected employees. If our workers were to engage in a work stoppage, strike or other slowdown, other employees were to become unionized, or the terms and conditions in future labor agreements were renegotiated, we could experience business disruptions or higher operating costs, which could have an adverse effect on our financial position, results of operations or cash flows. Moreover, a current or future labor dispute involving our vendors or customers, or that could otherwise affect our operations, could affect our business, financial condition or results of operations.

Legal and Regulatory Risks

We face litigation risks that could have a material adverse effect on the operation of our business.

We face litigation risks regarding a variety of issues, including accidents involving our trucks and injuries to employees, alleged violations of federal and state labor and employment law including class-action lawsuits alleging wage and hour violations, independent contractor misclassification and improper pay, securities laws, environmental liability, commercial claims, cyber and other matters. These proceedings may be time-consuming, expensive and disruptive to normal business operations. The defense of such lawsuits could result in significant expense and the diversion of our management's time and attention from the operation of our business, and our involvement could negatively impact our business reputation and our relationships with our customers, suppliers or employees. In recent years, several insurance companies have stopped offering coverage to trucking companies and reduced capacity limits as a result of increases in the severity of automobile liability claims and higher costs of settlements and verdicts, causing the cost of such insurance to increase. This trend could adversely affect our ability to obtain suitable insurance coverage or significantly increase the cost of such coverage, each of which may adversely affect our financial condition, results of operations, liquidity or cash flows. Costs we incur to defend or to satisfy a judgment or settlement of these claims may not be covered by insurance or could exceed the amount of that coverage or increase our insurance costs and could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

We operate in a highly regulated industry, and changes in existing regulations or costs of compliance with, or liability for violation of, existing or future laws or regulations could have a material adverse effect on our business.

Our business is subject to laws and regulation by various federal, state, local and foreign governmental agencies. For example, in the U.S., the DOT exercises broad powers over our motor carrier operations and safety. We are also subject to health and safety regulations imposed by state and federal agencies, such as the FDA, the USDA and OSHA. Additionally, we are subject to environmental laws and regulations imposed by various state and federal jurisdictions, such as the EPA, including requirements related to emissions and vehicle mandates. We must also comply with domestic and international laws and regulations related to tax, and we are further subject to anti-bribery, anti-corruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act and Office of Foreign Assets Control (OFAC) restrictions. With respect to our operations in Canada and Mexico, we are subject to local laws and regulatory requirements, including tax and anti-bribery laws, which may vary significantly from country to country. Our failure to comply with applicable laws and regulations may expose us to legal liability, fines or other penalties.

Compliance with laws and regulations has involved, and we expect will continue to involve, significant time commitments and costs, and in recent years, we have seen an increase in proactive regulatory enforcement. For example, the DOT, through the FMCSA, periodically conducts compliance reviews and evaluates the safety rating assessed to motor carriers ("satisfactory," "conditional" or "unsatisfactory"). The receipt of a final "conditional" or "unsatisfactory" safety rating could have a material adverse effect on certain customer relationships. Moreover, if we fail to comply with DOT regulations, including failing to maintain a "satisfactory" safety rating, the DOT could levy fines and require us to cease all transportation services, which could have a material adverse effect on our business. In addition, compliance and enforcement initiatives implemented by the FMCSA related to driver time, fitness and safety may shrink the industry's pool of professional drivers.

In addition, new laws or regulations may be adopted or interpretative changes to existing regulations could be issued at any time. Any changes could further increase our costs or operating complexity and our ability to offer certain services in the jurisdictions in which we operate. Our failure to comply with any existing or future laws or regulations, whether actual or alleged, could have a material adverse effect on our business and on our ability to access the capital required to operate our business. Among other things, any such failure could expose us to reputational harm, loss of business, fines, penalties or potential litigation liabilities, and the loss of operating authority and restrictions on our operations. For example, compliance with new laws or regulations related to employee and independent contractor classification may cause us to incur additional exposure under federal and state tax and employment laws. Similarly, compliance with new environmental laws or regulations may also impose new restrictions on our business or require us to take certain actions that may increase our costs and adversely affect our business.

We may also fail to ensure that companies we acquire, that may not have historically maintained internal compliance controls, risk mitigation processes, or policies or procedures, comply with regulatory and legal requirements consistent with our standards. Moreover, we are also subject to reputational risk and other detrimental business consequences associated with noncompliance by other parties with whom we engage with, such as employees, customers, agents, suppliers or other persons using our supply chain or assets, who may commit illegal acts, including the use of company assets for terrorist activities, fraud or a breach of data privacy laws.

Our failure to comply with U.S. or foreign tax laws or a government challenging our tax position could adversely affect our business and future operating results.

We are affected by various federal, state and foreign tax laws, including income taxes, taxes imposed on the purchase, sale and lease of goods and services, such as sales, excise, property, value-added tax, fuel, environmental and other taxes, and taxes imposed on multinational corporations. If we are unable to successfully take actions to manage the adverse impacts of new tax legislation, or if additional interpretations, regulations, amendments or technical corrections exacerbate the adverse impacts of such legislation, our financial condition, results of operations and cash flows could be adversely affected. In addition, in the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. For example, significant judgment is required in determining our worldwide provision for income taxes, and our tax expense includes estimates of additional tax that may be incurred for tax exposures and reflects various estimates and assumptions. Our operating results could be adversely affected by changes in the effective tax rate as a result of a change in a variety of factors, including the mix of earnings in countries with differing statutory tax rates and changes in our overall profitability.

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

Environmental, Climate and Weather Risks

Our business may be affected by climate change and legal, regulatory or other market responses to such change.

Federal, state, local and international legislative and regulatory efforts to address the effects of climate change have affected and will likely continue to affect our business. For example, some jurisdictions are considering or have implemented environmental disclosure requirements, emissions reduction (e.g., greenhouse gas and nitrogen oxide) and zero-emission vehicle requirements and related taxes, and other increased compliance requirements. These and other similar efforts may impose restrictions on our activities or require us to take certain actions, all of which may, over time, increase our costs and adversely affect our business and results of operations.

For instance, regulations mandating the use of zero-emission vehicles or restricting the use of diesel- or gasoline-powered vehicles could reduce the resale value or availability and demand for certain of our vehicles. Additionally, the demand for maintenance services in FMS and offerings in our SCS and DTS businesses may also be adversely affected. In addition, compliance with environmental regulations and the associated potential cost is complicated by the fact that jurisdictions are following different approaches to the regulation of climate change. As a result, we cannot predict the ultimate effect on our operating results or cost structure until the timing, scope and extent of any such regulations become known.

On the other hand, even absent any such law or regulation, increased awareness of the impact of climate change and any adverse publicity about emissions by the transportation industry could accelerate the adoption of new technology and potentially decrease customer demand for some of our services and used vehicles if consumers change their purchasing behaviors in response to the effects of climate change.

Extreme weather or other natural occurrences could result in significant business interruptions and expenditures in excess of available insurance coverage.

Our business is susceptible to extreme weather and other natural occurrences as we operate a capital-intensive business with a large number of vehicles and need to access roads, warehouses and other facilities in order to service our customers. Extreme weather and other natural occurrences may negatively affect our operations as it may damage our vehicles and facilities and prohibit our workforce from servicing our customers. In addition, fuel costs may rise and other significant business interruptions could occur. Insurance to protect against loss of business and other related consequences resulting from these natural occurrences is subject to coverage limitations, and may not be sufficient to cover all of our damages or may not be available at commercially reasonable rates.

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
•the price and availability of fuel;
•geopolitical developments, such as national and international conflict; and
•intellectual property laws of countries that do not protect our rights in intellectual property to the same extent as the laws of the U.S.

If we do not correctly anticipate changes in social, political or regulatory conditions or their impact on the transportation and logistics industries, we may not alter our business practices in time to avoid adverse effects. Additionally, the occurrence or consequences of any of these factors may restrict our ability to operate in the affected region or decrease the profitability of our operations in that region.

Our suppliers and customers may also be affected by changes in the political and regulatory environment, both in the U.S. and internationally. Negative impacts on our suppliers or customers could in turn affect our ability to operate and serve our customers, which may adversely impact our business and operating results.

Volatility in assumptions, discount rates and asset values related to our pension plans may adversely affect the valuation of our obligations, the current funding levels and our pension expense under our defined benefit pension plans.

We historically sponsored a number of defined benefit plans for employees not covered by union-administered plans, including certain employees in foreign countries. As of December 31, 2024, the aggregate projected benefit obligations of our global defined pension plans was $1.6 billion, and the plan assets of our global defined benefit pension plans was $1.5 billion. The funded status of the plans, equal to the difference between the present value of plan obligations and assets, is a significant factor in determining pension expense and the ongoing funding requirements of those plans. Macroeconomic factors, as well as changes in investment returns and discount rates used to calculate pension expense and related assets and liabilities, can be volatile and may have an unfavorable impact on our costs and funding requirements. Although we are actively seeking to control increases in these costs and funding requirements through annuitization transactions, investment policies and plan contributions, there can be no assurance that we will succeed, and continued cost and funding requirement pressure could reduce the profitability of our business and negatively impact our cash flows.

Damage to our reputation through unfavorable publicity or the actions of our employees could adversely affect our financial condition.

Our success depends on our ability to consistently deliver operational excellence and strong customer service. Our inability to deliver our services and solutions as promised on a consistent basis, or our customers having a negative experience or otherwise becoming dissatisfied, can negatively impact our relationships with new or existing customers and adversely affect our brand and reputation, which could adversely affect revenue and earnings growth. Adverse publicity (whether or not justified) relating to activities by our employees, contractors, agents or others with whom we do business, such as customer service mishaps or noncompliance with laws, including misconduct, fraud or other improper activities, could tarnish our reputation and reduce the value of our brand. With the increase in the use of social media outlets, adverse publicity can be disseminated quickly and broadly, making it increasingly difficult to effectively respond. This unfavorable publicity could also require us to allocate significant resources to rebuild our reputation.

We may be negatively impacted by adverse events in the global credit and financial markets, by an investment rating downgrade, or by the loss of an investment grade rating.

Our FMS business is highly capital intensive, and its profitability could be adversely affected if we are unable to obtain sufficient capital to fund its operations. In general, we rely in large part upon global credit and financial markets to fund our operations and contractual commitments as well as to refinance existing debt. These markets can experience high levels of volatility, and our access to capital could be constrained for extended periods. Our ability to raise capital may be materially reduced or our borrowing costs may significantly increase if, among other things, access to public investment-grade debt becomes limited or closed, we lose access to our revolving credit facility, or funding costs increase due to the loss of an investment grade rating, a severe economic downturn, or rising interest rates.

As of December 31, 2024, we had $7.8 billion of outstanding indebtedness. If we are unable to raise additional capital by accessing the debt and equity markets, or our costs of raising additional capital were to materially increase, our business could experience a material adverse effect on our operating results or we could face difficulty in implementing our long-term strategy.

Future acts of terrorism or war, or regulatory changes to combat the risk of terrorism or war may cause significant disruptions in our operations.

Transportation assets such as our fleet of vehicles and other infrastructure and information technology systems remain a target for terrorist activities. Terrorist attacks, along with any government response to those attacks, may adversely affect our financial condition, results of operations or liquidity. Regulations adopted by federal, state or local governmental bodies, including the OFAC, that impact the transportation industry, including checkpoints and travel restrictions on large trucks, could disrupt or impede the timing of our operations or cause us to incur increased expenses in order to continue meeting customer requirements. In addition, complying with these or future regulations could continue to increase our operating costs and reduce operating efficiencies. We maintain insurance coverages addressing these risks, and we have received U.S. Patriot Act protections for our security practices related to the rental of our assets. However, such insurance may be inadequate or become unavailable, premiums charged for some or all of the insurance could increase dramatically, regulations may change, or U.S. Patriot Act protections could be reduced. These changes could exacerbate the effects of an act of terrorism on our business, resulting in a significant business interruption, increased costs and liabilities and decreased revenues, or an adverse impact on results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
Our cybersecurity program is designed to protect the integrity of our information and the proper functioning and availability of the information systems that help operate our business. We utilize the National Institute of Standards and Technology's Cybersecurity Framework (NIST CSF) to inform our cybersecurity program and maintain International Organization for Standardization 27001 (ISO 27001) certification. We have created and implemented processes that assess, identify, respond to and manage cybersecurity threats and incidents, and we oversee these processes to minimize the occurrence and impact of any unauthorized access, disruption or use of our information or that of our customers. We have a robust set of information security policies related to encryption of data, anti-virus, firewalls, multi-factor authentication, training of employees, as well as incident response capabilities designed to proactively identify risks and mitigate attacks and unauthorized access attempts to our systems, amongst other measures.
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
While we have experienced cybersecurity threats and breaches targeting our information technology systems, networks and information, and those of our third-party providers and customers, to date, these incidents have not had a material impact on our financial condition or results of operations. In the event of a cybersecurity incident, we assess whether such incident had a material impact, and in certain cases, such assessment is reviewed by our leadership team, including the Chief Executive Officer, outside legal advisors and other third-party advisors. Refer to Item 1A. Risk Factors for further information regarding risk related to cybersecurity incidents and other breaches of our systems and information technology.

ITEM 2. PROPERTIES
Our properties consist primarily of vehicle maintenance and repair facilities, warehouses and other real estate and improvements.
We maintain 639 FMS properties in the U.S., Puerto Rico and Canada; we own 447 of these and lease the remaining properties. Our FMS properties are primarily comprised of maintenance facilities generally including a shop for preventive maintenance and repairs, a service island for fueling, safety inspections and preliminary maintenance checks, used vehicle retail sales centers, and in many cases, a commercial rental vehicle counter.
Additionally, we manage 172 on-site maintenance facilities, located at customer locations.
We also maintain 359 locations in the U.S., Canada and Mexico in connection with our SCS business. Almost all of our SCS locations are leased and generally include a warehouse and administrative offices. Our Mexico locations may also include repair shops.
Additionally, we maintain 13 U.S. locations primarily used for Central Support Services. These facilities are generally administrative offices, of which we own three and lease the remaining locations.

Table of Contents
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
Securities Litigation Relating to Residual Value Estimates
As discussed in Note 21, "Contingencies and Other Matters," between June 2020 and February 2021, five shareholder derivative complaints were filed against certain of our current and former officers and directors (the "Derivative Cases"). In December 2024, the parties to the Derivative Cases executed definitive settlement documentation and submitted them for court approval. On January 21, 2025, the court entered an order preliminarily approving the settlement and authorizing the notice of settlement. See In re Ryder System, Inc. Stockholder Derivative Action, Lead Case No. 2020-013618-CA-01 (Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida). A hearing to determine whether the court should issue a final order approving the proposed settlement has been scheduled for April 1, 2025. The Stipulation and Agreement of Settlement, with its exhibits, as well as the court-approved Notice of Pendency and Proposed Settlement can be found on the investor relations page of the Company's website, at investors.ryder.com.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Ryder Common Stock
Our common shares are listed on the New York Stock Exchange under the trading symbol “R.” As of January 31, 2025, there were 4,649 common stockholders of record.
Performance Graph
The following graph compares the performance of our common stock with the performance of the Standard & Poor's MidCap 400 Index and the Dow Jones Transportation 20 Index for a five-year period by measuring the changes in common stock prices from December 31, 2019 to December 31, 2024.

The stock performance graph assumes for comparison that the value of our common stock and of each index was $100 on December 31, 2019, and that all dividends were reinvested. Past performance is not necessarily an indicator of future results.

Purchases of Equity Securities
The following table provides information with respect to purchases we made of our common stock during the quarter ended December 31, 2024:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Aggregate Maximum Number of Shares That May Yet Be Purchased Under the Discretionary and Anti-Dilutive Programs (1)
October 1 through October 31, 2024	170,221	$145.44	170,221	3,076,493
November 1 through November 30, 2024	94,720	153.39	91,768	2,984,725
December 1 through December 31, 2024	686	158.15	—	2,984,725
Total	265,627	$148.30	261,989
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
ITEM 6. [RESERVED]
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with our consolidated financial statements and related notes contained in Part II, Item 8 of this Annual Report on Form 10-K. The following MD&A describes the principal factors affecting our results of operations, financial resources, liquidity, contractual cash obligations and critical accounting estimates during 2024, compared with 2023. A detailed discussion of the year 2023 compared with 2022 is not included herein and can be found in the MD&A section in our 2023 Annual Report on Form 10-K, filed with the SEC on February 20, 2024, which is incorporated herein by reference.
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

OVERVIEW
General
Ryder is a leading logistics and transportation company. We report our financial performance based on three business segments: (1) Fleet Management Solutions (FMS), which provides full service leasing, commercial rental and vehicle maintenance services; (2) Supply Chain Solutions (SCS), which provides fully integrated port-to-door logistics solutions; and

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(3) Dedicated Transportation Solutions (DTS), which provides turnkey transportation solutions, including dedicated vehicles, professional drivers, management and administrative support. Dedicated transportation services provided as part of an operationally integrated, multi-service supply chain solution to SCS customers are primarily reported in the SCS business segment.
Further information on our business and business segments are presented in Part I, Item 1, "Business", and in Note 3, "Segment Reporting" of the Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in this Annual Report.
2024 HIGHLIGHTS COMPARED WITH 2023

•Diluted EPS from continuing operations of $11.06, up from $8.73 in prior year, which reflected a non-cash FMS U.K. business exit charge
•Comparable EPS (a non-GAAP measure) from continuing operations of $12.00 compared to $12.95 in prior year, reflecting higher earnings in contractual lease, supply chain, and dedicated businesses and weaker market conditions in rental and used vehicle sales
•Adjusted Return on Equity (ROE) (a non-GAAP measure) of 16%, compared to 19% in prior year
•Total revenue of $12.6 billion, up 7%, and operating revenue (a non-GAAP measure) of $10.3 billion, up 8%, reflecting acquisitions
•Net cash provided by operating activities from continuing operations of $2.3 billion and free cash flow (a non-GAAP measure) of $133 million
Business Trends
During 2024, the strength and diversification of our contractual portfolio in lease, supply chain and dedicated helped mitigate the impact of weak market conditions from used vehicle sales and commercial rental demand. We continue to benefit from favorable long-term secular trends in logistics and transportation solutions; however, we are experiencing near-term sales headwinds that reflect the extended freight downturn and overall economic uncertainty. The favorable secular trends provide long-term revenue and earnings growth opportunities for our FMS, SCS, and DTS business segments, and we expect to benefit from the cycle upturn.
In our FMS business, strong lease performance was driven by our lease pricing and maintenance cost savings initiatives which delivered improved portfolio returns. ChoiceLease vehicle fleet grew during 2024, as a result of the CLH Parent Corporation (Cardinal Logistics) acquisition. Rental demand and used vehicle pricing declined from the prior year with rental utilization at 70% during 2024, as compared to 75% in the prior year. We anticipate a very modest improvement in freight market conditions in the latter half of 2025.
In our SCS business, the acquisition of IFS Holdings, LLC, a holding company for Impact Fulfillment Services, LLC (IFS), as well as the brokerage and logistics business from the Cardinal Logistics acquisition drove SCS revenue growth in 2024. In our DTS business, the Cardinal Logistics acquisition drove revenue growth in 2024, and we expect this acquisition to benefit DTS earnings in 2025 as we realize synergies from the acquisition.
While we are experiencing positive momentum from long-term secular trends in our businesses, other unknown effects from inflationary cost pressures, labor interruptions, disruptions in vehicle and vehicle part production and the higher interest rate environment may negatively impact demand for our business, financial results, and significant judgments and estimates.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS SUMMARY

				Change
(Dollars in millions, except per share amounts)	2024	2023	2022	2024/2023	2023/2022
Total revenue	$12,636	$11,783	$12,011	7%	(2)%
Operating revenue (1)	10,266	9,497	9,280	8%	2%
Earnings from continuing operations before income taxes (EBT)	$661	$618	$1,216	7%	(49)%
Comparable EBT (1)	715	815	1,144	(12)%	(29)%
Earnings from continuing operations	489	406	863	21%	(53)%
Comparable earnings from continuing operations (1)	531	602	833	(12)%	(28)%
Comparable EBITDA (1)	2,776	2,665	2,722	4%	(2)%
Earnings (loss) per common share (EPS) — Diluted
Continuing operations	$11.06	$8.73	$16.96	27%	(49)%
Comparable (1)	12.00	12.95	16.37	(7)%	(21)%
Cash dividend per share	3.04	2.66	2.40	14%	11%
Book value per share (2)	74.07	69.91	63.45	6%	10%
Total debt	$7,779	$7,114	$6,352	9%	12%
Total shareholders’ equity	3,117	3,069	2,937	2%	4%
Debt to equity	250%	232%	216%
Adjusted return on equity (1)	16%	19%	29%
Net cash provided by operating activities from continuing operations	2,265	2,353	2,310
Free cash flow (1)	133	(54)	921
Total capital expenditures (3)	2,694	3,279	2,652
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
In 2024, total revenue increased 7% to $12.6 billion, reflecting higher operating revenue and higher subcontracted transportation. Operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation) increased 8% to $10.3 billion, reflecting recent acquisitions, partially offset by lower commercial rental revenue in FMS.
EBT increased to $661 million from $618 million, due to a 2023, one-time, non-cash $188 million currency translation adjustment loss related to the FMS U.K. business, partially offset by a decrease in comparable EBT (a non-GAAP measure). Comparable EBT decreased to $715 million from $815 million, reflecting weaker conditions in rental and used vehicles, partially offset by higher earnings in contractual lease, supply chain and dedicated businesses.

FULL YEAR CONSOLIDATED RESULTS
Services

				Change
(Dollars in millions)	2024	2023	2022	2024/2023	2023/2022
Services revenue	$8,345	$7,297	$7,118	14%	3%
Cost of services	7,099	6,266	6,153	13%	2%
Gross margin	$1,246	$1,031	$965	21%	7%
Gross margin %	15%	14%	14%
Services revenue represents all the revenues associated with our SCS and DTS business segments, including subcontracted transportation and fuel, as well as SelectCare. Services revenue increased 14% in 2024, due to increases in DTS and SCS revenue primarily driven by recent acquisitions.
Cost of services represents the direct costs related to services revenue and is primarily comprised of salaries and employee-related costs, subcontracted transportation (purchased transportation from third parties), fuel, vehicle liability costs

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
and maintenance costs. Cost of services increased 13% in 2024, reflecting higher revenue, partially offset by a $35 million SCS asset impairment charge in the prior year.
Services gross margin and gross margin as a percentage increased in 2024, primarily driven by operational improvements in SCS and a $35 million SCS asset impairment charge in the prior year.
Lease & Related Maintenance and Rental

				Change
(Dollars in millions)	2024	2023	2022	2024/2023	2023/2022
Lease & related maintenance and rental revenue	$3,835	$3,937	$4,174	(3)%	(6)%
Cost of lease & related maintenance and rental	2,623	2,684	2,774	(2)%	(3)%
Gross margin	$1,212	$1,253	$1,400	(3)%	(11)%
Gross margin %	32%	32%	34%
Lease & related maintenance and rental revenue represent revenue from our ChoiceLease and commercial rental product offerings within our FMS business segment. Revenue decreased 3% in 2024, reflecting lower commercial rental demand partially offset by ChoiceLease growth.
Cost of lease & related maintenance and rental represents the direct costs related to Lease & related maintenance and rental revenue and are comprised of depreciation of revenue earning equipment, maintenance costs (primarily repair parts and labor), and other costs such as licenses, insurance and operating taxes. Cost of lease & related maintenance and rental excludes interest costs from vehicle financing, which are reported within "Interest expense" in our Consolidated Statements of Earnings. Cost of lease & related maintenance and rental decreased 2% in 2024 reflecting lower operating costs on a 10% smaller average commercial rental fleet, lower maintenance costs on a younger fleet and maintenance cost savings initiatives.
Lease & related maintenance and rental gross margin decreased primarily due to lower commercial rental demand. Lease & related maintenance and rental gross margin as a percentage of revenue remained consistent at 32% as lower commercial rental utilization was offset by improved lease performance and maintenance cost savings initiatives.
Fuel Services

				Change
(Dollars in millions)	2024	2023	2022	2024/2023	2023/2022
Fuel services revenue	$456	$549	$719	(17)%	(24)%
Cost of fuel services	441	534	694	(17)%	(23)%
Gross margin	$15	$15	$25	—%	(40)%
Gross margin %	3%	3%	3%
Fuel services revenue represents fuel services provided to our FMS customers. Fuel services revenue decreased 17% in 2024, primarily reflecting lower fuel prices passed through to customers and fewer gallons sold.
Cost of fuel services includes the direct costs associated with providing our customers with fuel. These costs include fuel, salaries and employee-related costs of fuel island attendants and depreciation of our fueling facilities and equipment. Cost of fuel services decreased 17% in 2024 as a result of 11% lower fuel prices and 2% lower gallons sold.
Fuel services gross margin remained consistent at $15 million and gross margin as a percentage of revenue remained unchanged at 3% in 2024. Fuel is largely a pass-through to customers for which we realize minimal changes in margin during periods of steady market fuel prices. However, fuel services margin is impacted by sudden increases or decreases in market fuel prices during a short period of time, as customer pricing for fuel is established based on current market fuel costs. Fuel services gross margin was not significantly impacted by these price change dynamics in 2024.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Selling, General and Administrative Expenses

				Change
(Dollars in millions)	2024	2023	2022	2024/2023	2023/2022
Selling, general and administrative expenses (SG&A)	$1,478	$1,421	$1,415	4%	—%
Percentage of total revenue	12%	12%	12%
SG&A expenses increased to $1.5 billion primarily due to the impact from recent acquisitions. SG&A expenses as a percentage of total revenue remained at 12% in 2024.
Non-Operating Pension Costs, net

				Change
(Dollars in millions)	2024	2023	2022	2024/2023	2023/2022
Non-operating pension costs, net	$41	$40	$11	NM	NM
————————————
NM - Denotes Not Meaningful throughout the MD&A
Non-operating pension costs, net include the amortization of net actuarial loss and prior service cost, interest cost and expected return on plan assets components of pension and postretirement benefit costs, as well as any significant charges for settlements or curtailments if recognized. Refer to Note 19, "Employee Benefit Plans" for further discussion.
Used Vehicle Sales, net

				Change
(Dollars in millions)	2024	2023	2022	2024/2023	2023/2022
Used vehicle sales, net	$(72)	$(196)	$(450)	(63)%	(56)%
Used vehicle sales, net includes gains or losses from sales of used vehicles, selling costs associated with used vehicles and write-downs of vehicles held for sale to fair market value (referred to as "valuation adjustments"). Used vehicle sales, net gains decreased in 2024 due to lower proceeds per unit on sales of used vehicles and lower volume sold.
Average proceeds per unit decreased in 2024 from the prior year. The following table presents the average used vehicle proceeds per unit changes, using constant currency, compared with the prior year:

	2024/2023	2023/2022
Tractors	(21)%	(37)%
Trucks	(23)%	(28)%
Interest Expense

				Change
(Dollars in millions)	2024	2023	2022	2024/2023	2023/2022
Interest expense	$386	$296	$228	30%	30%
Effective interest rate	5.1%	4.4%	3.5%
Interest expense increased 30% in 2024, primarily reflecting higher market interest rates on new debt issuances and refinancings, as well as increased debt borrowings to fund share repurchases and recent acquisitions.

Miscellaneous Income, net

				Change
(Dollars in millions)	2024	2023	2022	2024/2023	2023/2022
Miscellaneous income, net	$(34)	$(47)	$(32)	(28)%	47%
Miscellaneous income, net consists of investment income on securities used to fund certain benefit plans, interest income, gains on sales of operating property, foreign currency transaction remeasurement and other non-operating items. The higher

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Miscellaneous income, net in 2023 is primarily due to the gains from the sale of our corporate headquarters building and U.K. properties sold as part of our FMS U.K. business exit.
Currency Translation Adjustment Loss

				Change
(Dollars in millions)	2024	2023	2022	2024/2023	2023/2022
Currency translation adjustment loss	$—	$188	$—	NM	NM
Refer to Note 16, "Accumulated Other Comprehensive Loss" for a discussion on the currency translation adjustment loss in 2023.
Restructuring and Other Items, net

				Change
(Dollars in millions)	2024	2023	2022	2024/2023	2023/2022
Restructuring and other items, net	$13	$(21)	$2	NM	NM
Refer to Note 20, “Other Items Impacting Comparability” in the Notes to Consolidated Financial Statements for a discussion of restructuring charges and other items.
Provision for Income Taxes

				Change
(Dollars in millions)	2024	2023	2022	2024/2023	2023/2022
Provision for income taxes	$172	$212	$353	(19)%	(40)%
Effective tax rate on continuing operations	26.0%	34.3%	29.1%
Comparable tax rate on continuing operations (1)	25.7%	26.1%	27.2%
_______________
(1) Non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.
Our effective tax rate from continuing operations was 26.0% in 2024 as compared to 34.3% in the prior year. The higher effective rate in the prior year is due to a one-time, nondeductible cumulative currency translation adjustment loss related to the completion of the FMS U.K. business exit. Our comparable tax rate on continuing operations, which excludes the impact of the prior year currency translation adjustment loss, declined slightly to 25.7% in 2024 from 26.1% in the prior year. Refer to our discussion of changes in our provision for income taxes and effective tax rate from continuing operations in Note 11, “Income Taxes” in the Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FULL YEAR OPERATING RESULTS BY BUSINESS SEGMENT

				Change
(Dollars in millions)	2024	2023	2022	2024/2023	2023/2022
Revenue:
Fleet Management Solutions	$5,888	$5,930	$6,327	(1)%	(6)%
Supply Chain Solutions	5,300	4,875	4,720	9%	3%
Dedicated Transportation Solutions	2,446	1,785	1,786	37%	—%
Eliminations	(998)	(807)	(822)	24%	(2)%
Total	$12,636	$11,783	$12,011	7%	(2)%

Operating Revenue: (1)
Fleet Management Solutions	$5,116	$5,053	$5,213	1%	(3)%
Supply Chain Solutions	3,965	3,625	3,254	9%	11%
Dedicated Transportation Solutions	1,870	1,298	1,239	44%	5%
Eliminations	(685)	(479)	(426)	43%	12%
Total	$10,266	$9,497	$9,280	8%	2%

Earnings from continuing operations before income taxes:
Fleet Management Solutions	$516	$665	$1,057	(22)%	(37)%
Supply Chain Solutions	332	231	218	44%	6%
Dedicated Transportation Solutions	125	121	103	4%	17%
Eliminations	(134)	(95)	(114)	41%	17%
	839	922	1,264	(9)%	(27)%
Unallocated Central Support Services	(71)	(72)	(83)	—%	(13)%
Intangible amortization expense (2)	(53)	(35)	(37)	52%	4%
Non-operating pension costs, net (3)	(41)	(40)	(11)	NM	NM
Other items impacting comparability, net (4)	(13)	(157)	83	NM	NM
Earnings from continuing operations before income taxes	$661	$618	$1,216	7%	(49)%
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
As part of management’s evaluation of segment operating performance, we define the primary measurement of our segment financial performance as "Earnings from continuing operations before income taxes" (EBT), which includes an allocation of costs from Central Support Services (CSS) and excludes Non-operating pension costs, net, intangible amortization expense, and certain other items as discussed in Note 20, “Other Items Impacting Comparability,” in the Notes to Consolidated Financial Statements. CSS represents those costs incurred to support all business segments, including information technology, finance, marketing, human resources, legal, and safety.
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
The following table sets forth the benefit from equipment contribution included in EBT for our SCS and DTS business segments:

				Change
(Dollars in millions)	2024	2023	2022	2024/2023	2023/2022
Equipment Contribution:
Supply Chain Solutions	$45	$43	$46	5%	(7)%
Dedicated Transportation Solutions	89	52	68	70%	(24)%
Total	$134	$95	$114	41%	(17)%
Vehicles acquired from Cardinal Logistics are included in FMS revenue earning equipment and leased to our DTS segment. EBT related to inter-segment equipment and services on the Cardinal vehicles drove the increase in DTS equipment contribution during 2024.

Fleet Management Solutions

				Change
(Dollars in millions)	2024	2023	2022	2024/2023	2023/2022
ChoiceLease	$3,446	$3,181	$3,101	8%	3%
Commercial rental (1)	976	1,178	1,338	(17)%	(12)%
SelectCare and other	694	694	624	—%	11%
FMS Europe (2)	—	—	150	—%	(100)%
Fuel services revenue	772	877	1,114	(12)%	(21)%
FMS total revenue	$5,888	$5,930	$6,327	(1)%	(6)%

FMS operating revenue (3)	$5,116	$5,053	$5,213	1%	(3)%

FMS EBT	$516	$665	$1,057	(22)%	(37)%
FMS EBT as a % of FMS total revenue	8.8%	11.2%	16.7%	(240) bps	(550) bps
FMS EBT as a % of FMS operating revenue (3)	10.1%	13.2%	20.3%	(310) bps	(710) bps
_______________
(1)During 2024, 2023 and 2022, rental revenue from lease customers in place of a lease vehicle represented 31%, 34%, and 33% of commercial rental revenue, respectively.
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

FMS total revenue decreased 1% in 2024, primarily due to lower fuel service revenue passed through to customers partially offset by higher operating revenue (a non-GAAP measure excluding fuel services revenue). FMS operating revenue increased 1% in 2024, reflecting ChoiceLease growth, including the inter-segment lease revenue with DTS from the Cardinal Logistics acquisition. The increase in FMS operating revenue was partially offset by lower rental demand.
The following table summarizes the components of the change in revenue on a percentage basis versus the prior years:

	2024		2023		2022
	Total	Operating (1)	Total	Operating (1)	Total	Operating (1)
Organic, including price and volume	(2)%	(3)%	—%	—%	6%	8%
Acquisition / (U.K. business exit)	3	4	(2)	(3)	(2)	(2)
Fuel	(2)	—	(4)	—	7	—
Net change	(1)%	1%	(6)%	(3)%	11%	6%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
_______________
(1)Non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.
FMS EBT decreased 22% in 2024, reflecting weaker commercial rental demand and lower gains on used vehicle sales due to lower pricing and volume, partially offset by higher ChoiceLease performance and benefits from maintenance cost savings initiatives. Lower gains on used vehicles sales reflect a 23% and 21% decrease in used truck and tractor pricing, respectively. Used vehicle inventory levels increased to 9,000 vehicles but is still in line with our long term target range of 7,000 - 9,000 vehicles. Rental power fleet utilization decreased to 70% from 75% in prior year. The average power fleet was 9% smaller in 2024.
Our North America fleet of owned and leased revenue earning equipment and SelectCare vehicles, including vehicles under on-demand maintenance, is summarized as follows (rounded to the nearest hundred):

				Change
	2024	2023	2022	2024/2023	2023/2022
End of period vehicle count
By type:
Trucks (1)	80,500	75,600	72,100	6%	5%
Tractors (2)	66,700	69,000	69,300	(3)%	—%
Trailers and other (3)	44,700	40,800	41,200	10%	(1)%
Total	191,900	185,400	182,600	4%	2%

By ownership:
Owned	186,200	184,400	181,300	1%	2%
Leased	5,700	1,000	1,300	470%	(23)%
Total	191,900	185,400	182,600	4%	2%

By product line:
ChoiceLease	145,300	138,900	134,600	5%	3%
Commercial rental	35,500	36,400	41,800	(2)%	(13)%
Service vehicles and other	2,100	2,100	2,100	—%	—%
	182,900	177,400	178,500	3%	(1)%
Held for sale	9,000	8,000	4,100	13%	95%
Total	191,900	185,400	182,600	4%	2%
Memo: U.K. Vehicle Count	—	—	1,000	N/A	(100)%

Customer vehicles under SelectCare contracts (4)	41,800	51,600	54,600	(19)%	(5)%

Average vehicle count
By product line:
ChoiceLease	145,000	137,800	134,000	5%	3%
Commercial rental	35,300	39,300	40,800	(10)%	(4)%
Service vehicles and other	2,100	2,000	2,000	5%	—%
	182,400	179,100	176,800	2%	1%
Held for sale	9,200	6,500	3,400	42%	91%
Total	191,600	185,600	180,200	3%	3%

Customer vehicles under SelectCare contracts (4)	48,900	52,700	54,800	(7)%	(4)%
Customer vehicles under SelectCare on-demand (5)	6,900	10,600	15,400	(35)%	(31)%
Total vehicles serviced	247,400	248,900	250,400	(1)%	(1)%

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

The following table provides information on our North America active ChoiceLease fleet (number of units rounded to nearest hundred) and our commercial rental power fleet (excludes trailers):

				Change
	2024	2023	2022	2024/2023	2023/2022
Active ChoiceLease fleet
End of period vehicle count (1)	135,000	129,800	128,400	4%	1%
Full year average vehicle count (1)	135,900	129,800	128,700	5%	1%
Commercial rental statistics
Commercial rental utilization - power fleet (2)	70%	75%	83%	(500) bps	(800) bps
_______________
(1)Active ChoiceLease vehicles are calculated as those units currently earning revenue and not classified as not yet earning or no longer earning units..
(2)Rental utilization is calculated using the number of days units are rented divided by the number of days units are available to rent based on the days in the calendar year.

Supply Chain Solutions

				Change
(Dollars in millions)	2024	2023	2022	2024/2023	2023/2022
Omnichannel retail	$1,197	$1,207	$1,215	(1)%	(1)%
Automotive	1,080	1,061	870	2%	22%
Consumer packaged goods	1,149	926	806	24%	15%
Industrial and other	539	431	363	25%	19%
Subcontracted transportation and fuel	1,335	1,250	1,466	7%	(15)%
SCS total revenue	$5,300	$4,875	$4,720	9%	3%

SCS operating revenue (1)	$3,965	$3,625	$3,254	9%	11%

SCS EBT	$332	$231	$218	44%	6%
SCS EBT as a % of SCS total revenue	6.3%	4.7%	4.6%	160 bps	10 bps
SCS EBT as a % of SCS operating revenue (1)	8.4%	6.4%	6.7%	200 bps	(30) bps

End of period vehicle count:
Power vehicles	3,900	4,200	4,200	(7)%	—%
Trailers	9,100	9,600	8,900	(5)%	8%
Total	13,000	13,800	13,100	(6)%	5%
_______________
(1)Non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table summarizes the components of the change in revenue on a percentage basis versus the prior years:

	2024		2023		2022
	Total	Operating (1)	Total	Operating (1)	Total	Operating (1)
Organic, including price and volume	(1)%	—%	2%	9%	25%	22%
Acquisitions	10	9	1	2	23	25
Fuel	—	—	—	—	2	—
Net change	9%	9%	3%	11%	50%	47%
_______________
(1)Non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.

SCS total revenue increased 9% primarily as a result of higher operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation), which increased 9% driven by recent acquisitions.

SCS EBT increased 44% in 2024, primarily reflecting stronger performance in the omnichannel retail and automotive verticals, a prior year $35 million asset impairment charge, and acquisition benefits.

Dedicated Transportation Solutions

				Change
(Dollars in millions)	2024	2023	2022	2024/2023	2023/2022
DTS total revenue	$2,446	$1,785	$1,786	37%	—%

DTS operating revenue (1)	$1,870	$1,298	$1,239	44%	5%

DTS EBT	$125	$121	$103	4%	18%
DTS EBT as a % of DTS total revenue	5.1%	6.8%	5.8%	(170) bps	100 bps
DTS EBT as a % of DTS operating revenue (1)	6.7%	9.3%	8.3%	(260) bps	100 bps

End of period vehicle count:
Power vehicles	7,500	5,200	5,400	44%	(4)%
Trailers	11,600	5,700	6,000	104%	(5)%
Total	19,100	10,900	11,400	75%	(4)%
_______________
(1)Non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.

The following table summarizes the components of the change in revenue on a percentage basis versus the prior years:

	2024		2023		2022
	Total	Operating (1)	Total	Operating (1)	Total	Operating (1)
Organic, including price and volume	(2)%	(2)%	3%	5%	17%	17%
Acquisition	41	46	—	—	—	—
Fuel	(2)	—	(3)	—	6	—
Net change	37%	44%	—%	5%	23%	17%
_______________
(1)Non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.

DTS total revenue increased in 2024 primarily due to higher operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation revenues). DTS operating revenue increased 44% in 2024 due to the Cardinal Logistics acquisition.
DTS EBT increased 4% in 2024, due to improved operating performance and the Cardinal Logistics acquisition.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Central Support Services

				Change
(Dollars in millions)	2024	2023	2022	2024/2023	2023/2022
Total CSS	$417	$419	$419	—%	—%
Allocation of CSS to business segments	(346)	(347)	(336)	—%	3%
Unallocated CSS	$71	$72	$83	—%	(13)%

Total CSS costs and Unallocated CSS costs remained relatively unchanged in 2024.

FINANCIAL RESOURCES AND LIQUIDITY
Cash Flows
The following is a summary of our cash flows from continuing operations:

(In millions)	2024	2023	2022
Net cash provided by (used in):
Operating activities	$2,265	$2,353	$2,310
Investing activities	(2,446)	(2,663)	(1,850)
Financing activities	153	256	(861)
Effect of exchange rate changes on cash	(21)	(9)	(4)
Net change in cash, cash equivalents, and restricted cash	$(49)	$(63)	$(405)

(In millions)	2024	2023	2022
Net cash provided by operating activities from continuing operations
Earnings from continuing operations	$489	$406	$863
Non-cash and other, net	2,260	2,088	1,903
Currency translation adjustment loss	—	188	—
Collections on sales-type leases	148	126	135
Changes in operating assets and liabilities	(632)	(455)	(591)
Net cash provided by operating activities from continuing operations	$2,265	$2,353	$2,310

Net cash provided by operating activities from continuing operations was $2.3 billion in 2024, compared with $2.4 billion in 2023, due to the timing of vendor payments and prefunding of future required pension contributions. Net cash used in investing activities from continuing operations decreased to $2.4 billion in 2024 compared with $2.7 billion in 2023, reflecting lower capital expenditures and decreased cash proceeds from sales of used vehicles and property. Net cash provided by financing activities from continuing operations decreased to $153 million in 2024, compared to $256 million in 2023, primarily reflecting lower borrowing needs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table shows the components of our free cash flow (a non-GAAP measure):

(In millions)	2024	2023	2022
Net cash provided by operating activities from continuing operations	$2,265	$2,353	$2,310
Sales of revenue earning equipment (1)	532	764	1,182
Sales of operating property and equipment (1)	19	63	53
Other (1)	—	—	7
Total cash generated (2)	2,816	3,180	3,552
Purchases of property and revenue earning equipment (1)	(2,683)	(3,234)	(2,631)
Free cash flow (2)	$133	$(54)	$921
_______________
(1)Includes cash inflows from other investing activities.
(2)Non-GAAP financial measures. Reconciliations of net cash provided by operating activities to total cash generated and to free cash flow are set forth in this table. Refer to the “Non-GAAP Financial Measures” section of this MD&A for the reasons why management believes these measures are important to investors.

Free cash flow (a non-GAAP measure) increased to $133 million in 2024 from negative $54 million in 2023, reflecting reduced capital expenditures partially offset by lower proceeds from sales of used vehicles and property and lower cash from operating activities.

Net cash provided by operating activities from continuing operations will increase to approximately $2.5 billion in 2025. We expect free cash flow (a non-GAAP measure) to increase to approximately $400 million reflecting higher cash generated and lower investments in the ChoiceLease fleet.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a summary of capital expenditures:

(In millions)	2024	2023	2022
Revenue earning equipment:
ChoiceLease	$2,042	$2,562	$1,824
Commercial rental	525	438	541
	2,567	3,000	2,365
Operating property and equipment	127	279	287
Gross capital expenditures (1)	2,694	3,279	2,652
Changes in accounts payable related to purchases of property and revenue earning equipment	(11)	(45)	(21)
Cash paid for purchases of property and revenue earning equipment	$2,683	$3,234	$2,631
_______________
(1)Excludes $46 million, $26 million and $12 million in 2024, 2023 and 2022, respectively, in assets held under finance leases resulting from new or the extension of existing finance leases and other additions.

Gross capital expenditures decreased to $2.7 billion in 2024, reflecting reduced investments in the ChoiceLease fleet due to lower sales activity. We expect gross capital expenditures to remain at approximately $2.7 billion in 2025, reflecting lower investments in the rental fleet, offset by investments in the lease fleet.

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
As of December 31, 2024, cash and equivalents totaled $154 million and approximately $107 million was held outside the U.S. and is available to fund operations and other growth of non-U.S. subsidiaries. We consider our U.K. earnings to be no longer indefinitely reinvested. We consider the historical earnings of Mexico, along with our remaining foreign jurisdictions to be permanently reinvested. During 2024, we repatriated $14 million of current year foreign earnings from Mexico with minimal tax costs. Federal, state and foreign income taxes, withholding taxes and the tax impact of foreign currency exchange gains or losses were considered on the remaining U.K. undistributed earnings as of December 31, 2024, and there was no impact to deferred taxes.
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
In February 2024, we issued two tranches of unsecured medium-term notes with aggregate principal amounts of $350 million and $550 million, bearing annual interest of 5.30% and 5.38%, respectively, and maturing on March 15, 2027 and March 15, 2029, respectively. In May 2024, we issued an unsecured medium-term note with aggregate principal amount of $300 million, bearing annual interest of 5.50%, and maturing on June 1, 2029. In August 2024, we issued an unsecured medium-term note with aggregate principal amount of $300 million, bearing annual interest of 4.95%, and maturing on September 1, 2029. In November 2024, we issued an unsecured medium-term note with aggregate principal amount of $300 million, bearing annual interest of 4.90%, and maturing on December 1, 2029.
Refer to Note 13, “Debt,” in the Notes to Consolidated Financial Statements for information around the revolving credit facility, the trade receivables financing program, issuance of medium-term notes under our shelf registration statement, asset-backed financing obligations and debt maturities.
Our ability to access unsecured debt in the capital markets is impacted by both our short-term and long-term debt ratings. These ratings are intended to provide guidance to investors in determining the credit risk associated with our particular securities based on current information obtained by the rating agencies from us or from other sources. Ratings are not recommendations to buy, sell or hold our debt securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Lower ratings generally result in higher borrowing costs, as well as reduced access to unsecured capital markets. A significant downgrade below investment grade of our short-term debt ratings would impair our ability to issue commercial paper and likely require us to rely on alternative funding sources. A significant downgrade below investment grade would not affect our ability to borrow amounts under our revolving credit facility described below, assuming ongoing compliance with the terms and conditions of the credit facility.
Our debt ratings and rating outlooks as of December 31, 2024 were as follows:

Rating Summary
	Short-term	Long-term	Long-term Outlook
Standard & Poor’s Ratings Services	A2	BBB+	Stable
Moody’s Investors Service	P2	Baa2	Positive
Fitch Ratings	F2	BBB+	Positive

As of December 31, 2024, we had the following amounts available to fund operations under the following facilities:

(In millions)
Revolving credit facility	$532
Trade receivables financing program	$181

In accordance with our funding philosophy, we generally attempt to align the aggregate average remaining re-pricing life of our debt with the aggregate average remaining re-pricing life of our vehicle assets. We utilize both fixed-rate and variable-rate debt to achieve this alignment and generally target a mix of 20% - 40% variable-rate debt as a percentage of total debt outstanding. The variable-rate portion of our total debt (including notional value of swap agreements) was 18% and 16% as of December 31, 2024 and 2023, respectively.
Our debt to equity ratios were 250% and 232% as of December 31, 2024 and 2023, respectively. The debt to equity ratio represents total debt divided by total equity. The increase in the debt to equity ratio primarily reflects share repurchases and the Cardinal Logistics acquisition funded with debt.

Pension Information
Refer to Note 19, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements for background and further information regarding our company-sponsored defined benefit retirement plans.
During 2024, total pension contributions were $56 million, which primarily related to a prefunding of future required pension contributions, compared with $21 million in 2023. We estimate total 2025 required contributions to our pension plans to be approximately $13 million. The present value of estimated global pension contributions that will be required over the next 5 years totals approximately $25 million (pre-tax). Changes in interest rates and the market value of the securities held by the plans could materially change, positively or negatively, the funded status of the plans and affect the level of pension expense

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
and required contributions in future years. The ultimate amount of contributions is also dependent upon the requirements of applicable laws and regulations.
Due to the underfunded status of our defined benefit plans, we had an accumulated net pension equity charge (after-tax) of $597 million and $637 million as of December 31, 2024 and 2023, respectively. The funded status of our defined benefit pension plans increased to 91% in 2024 from 88% in 2023, primarily reflecting an increase in discount rates used to value our obligations at year-end 2024.
We expect 2025 defined benefit pension expense to decrease to $37 million. See the “Critical Accounting Estimates — Pension Plans” section for further discussion on pension accounting estimates.

Income Tax Cash Obligations
During 2024, total income taxes paid were $207 million. In the future, our income tax cash obligations may increase. Taxable income and cash taxes payable may be impacted by a variety of factors, including (i) the amount of book income generated in each jurisdiction, (ii) total capital expenditures, (iii) the reversal of our deferred tax liability, (iv) remaining net operating losses, (v) the availability of U.S. federal bonus depreciation, and (vi) the impact of any changes in U.S., state and foreign income tax laws. While it is likely that our income tax cash obligations may increase at some point in the future, we cannot reasonably estimate the timing or impact of these factors.

Share Repurchase Programs and Cash Dividends
Refer to Note 15, “Share Repurchase Programs,” in the Notes to Consolidated Financial Statements for a discussion on our share repurchase programs. In 2024, we returned a total of $456 million of capital to our shareholders through share repurchases of $321 million and cash dividends of $135 million.
Cash dividend payments to shareholders of common stock were $135 million, $128 million, and $123 million in 2024, 2023, and 2022, respectively. In 2024, 2023, and 2022, our annualized dividend was $3.04, $2.66, and $2.40 per share of common stock, respectively. During 2024, we increased our annualized dividend rate 14% to $3.24 per share of common stock.

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
Vehicle Residual Values. At the time we acquire a vehicle, we estimate the residual value at the end of its useful life. These estimates determine the depreciation that will be recognized evenly (straight-line) over the vehicle’s useful life and are intended to minimize losses or to record the best estimate of fair value at the end of a vehicle's useful life. At the end of its useful life or termination of the lease, the equipment is either sold to a third party or purchased by the lessee, in which case we may record a gain or loss for the difference between the estimated residual value and the sale price.
We periodically review and adjust, as appropriate, the estimated residual values of existing revenue earning equipment for the purposes of recording depreciation expense as described in Note 6, “Revenue Earning Equipment, Net" in the Notes to Consolidated Financial Statements. Based on the results of our analysis, we may adjust the estimated residual values and useful lives of certain classes of our revenue earning equipment each year. Reductions in estimated residual values will increase depreciation expense over the remaining useful life of the vehicle. Conversely, an increase in estimated residual values will decrease depreciation expense over the remaining useful life of the vehicle. Our review of the estimated residual values of revenue earning equipment is based on vehicle class, (i.e., generally subcategories of trucks, tractors and trailers by weight and usage), historical and current market prices, third-party expected future market prices, expected lives of vehicles, and expected sales in the wholesale or retail markets, among other factors. We did not adjust the estimated residual values of existing revenue earning equipment in for the periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Depreciation Sensitivity
Based on our fleet of revenue earning equipment as of December 31, 2024, a hypothetical 10% reduction in estimated residual values would increase depreciation expense over the remaining life of our fleet by approximately $340 million. The current residual value estimates of our total fleet are at historically low levels. Our estimates reflect anticipated market conditions and are intended to reduce the probability of losses or need for additional depreciation during a potential cyclical downturn.
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

We recognize maintenance revenue using an input method, consistent with the estimated pattern of the costs to maintain the underlying vehicles. This generally results in the recognition of a contract liability for the portion of the customer's billings allocated to the maintenance service component of the agreement. The non-lease revenue from maintenance services related to our ChoiceLease product is recognized in "Lease & related maintenance and rental revenue" in the Consolidated Statements of Earnings. We recognized $972 million in 2024, $963 million in 2023 and $1.0 billion in 2022.

The stand-alone price for both the lease and non-lease components could vary in the future based on both external market conditions and our pricing strategies as a result of the market conditions.

Pension Assumptions. We apply actuarial methods to determine the annual net periodic pension expense and pension plan liabilities on an annual basis, or on an interim basis if there is an event, such as a curtailment, requiring remeasurement. Each December, we review actual experience compared with the assumptions used and make adjustments to our assumptions, if warranted. In determining our annual estimate of periodic pension cost, we are required to make an evaluation of critical factors such as discount rate, expected long-term rate of return on assets, retirement rate and mortality. Discount rates are based upon a

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
duration analysis of expected benefit payments and the equivalent average yield for high quality corporate fixed income investments as of our annual measurement date at December 31. In order to estimate the discount rate relevant to our plan, we use models that match projected benefits payments of our primary plans to interest payments and maturities from a hypothetical portfolio of high quality corporate bonds. Long-term rate of return assumptions are based on a review of our asset allocation strategy and long-term expected asset returns. Investment management and other fees paid using plan assets are factored into the determination of asset return assumptions.

Assumptions as to mortality of the participants in our pension plan is a key estimate in measuring the expected payments participants may receive over their lifetime, and therefore the amount of expense we will recognize. We update our mortality assumptions as deemed necessary by taking into consideration relevant actuarial studies as they become available as well as reassessing our own historical experience. Disclosure of the significant assumptions used in arriving at the 2024 net pension expense is presented in Note 19, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements.

As part of our strategy to manage future pension costs and net funded status volatility, we regularly assess our pension investment strategy. Our U.S. pension investment policy and strategy seek to reduce the effects of future volatility on the fair value of our pension assets relative to our pension liabilities by achieving attractive risk-adjusted returns that will balance the liquidity requirements of the plans’ liabilities while striving to minimize the risk of significant funded status deterioration. As the funded status of the plan improves, we (1) gradually increase the liability hedging portfolio, which consists of high quality, fixed income securities and (2) reduce our allocation of equity investments. The composition of our U.S. pension assets was 22% equity securities and alternative assets, 77% debt securities and 1% cash as of December 31, 2024. In 2025, our long-term expected rate of return assumption (net of fees) for our primary U.S. plan will be 6.15%.

Accounting guidance applicable to pension plans does not require immediate recognition of the effects of a deviation between these assumptions and actual experience or the revision of an estimate. This approach allows the favorable and unfavorable effects that fall within an acceptable range to be netted and included in “Accumulated other comprehensive loss.” We had a pre-tax accumulated actuarial loss of $777 million and $830 million as of December 31, 2024 and 2023, respectively. To the extent the amount of cumulative actuarial gains and losses exceed 10% of the greater of the benefit obligation or plan assets, the excess amount is primarily amortized over the average remaining life expectancy of participants. As of December 31, 2024, the amount of the actuarial loss subject to amortization in 2025 and future years is $615 million. In 2025, we expect to amortize $30 million of net actuarial loss as a component of pension expense. The effect on years beyond 2025 will depend substantially upon the actual experience of our plans in future years.

A sensitivity analysis of 2025 net pension expense to changes in key underlying assumptions for our primary plan, the U.S. pension plan, is presented below:

	Assumed Rate	Change	Impact on 2025 Net Pension Expense	Effect on December 31, 2024 Projected Benefit Obligation
Expected long-term rate of return on assets	6.15%	+/- 0.25	+/- $3 million	N/A
Discount rate	5.65%	+/- 0.25	NM	+/- $27 million

Self-Insurance Obligations. The majority of our self-insurance relates to vehicle liability and workers’ compensation. We use a variety of statistical and actuarial methods that are widely used and accepted in the insurance industry to estimate amounts for claims that have been reported but not paid and claims incurred but not reported. In applying these methods and assessing their results, we consider such factors as frequency and severity of claims, claim development and payment patterns, and changes in the nature of our business, among others. Such factors are analyzed for each of our business segments. Our estimates may be impacted by such factors as increases in the market price for medical services, unpredictability of the size of jury awards and limitations inherent in the estimation process. We recognized a charge of $15 million in 2024, a benefit of $17 million in 2023 and a benefit of $25 million in 2022 from the development of estimated prior years' self-insured loss reserves. Based on self-insurance accruals at December 31, 2024, a 5% adverse change in actuarial claim loss estimates would increase operating expense in 2025 by $24 million. Refer to Note 10, “Accrued Expenses and Other Liabilities,” in the Notes to Consolidated Financial Statements for changes to the self-insurance accruals during the year.

Goodwill. We assess goodwill for impairment, as described in Note 1, “Summary of Significant Accounting Policies — Goodwill and Other Intangible Assets,” in the Notes to Consolidated Financial Statements, on an annual basis or more often if deemed necessary. As of December 31, 2024, total goodwill was $1.2 billion. To determine whether goodwill is impaired, we

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
are required to assess the fair value of each reporting unit and compare it to its carrying value. A reporting unit is a component of an operating segment for which discrete financial information is available and management regularly reviews its operating performance.

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

On October 1, 2024, we completed our annual goodwill impairment test for all reporting units and determined that the fair values more likely than not exceeded their respective carrying values for each reporting unit. We conducted a quantitative analysis for our SCS and DTS reporting units and qualitative analyses for our FMS reporting unit.

Income Taxes. Our overall tax position is complex and requires careful analysis by management to estimate the expected realization of income tax assets and liabilities.
Tax regulations can require items to be included in the tax return at different times than the items are reflected in the financial statements. As a result, the effective tax rate reflected in the financial statements can be different than that reported in the tax return. Timing differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in the tax return in future years for which we have already recognized the tax benefit in the financial statements. Deferred tax assets were $446 million and $541 million as of December 31, 2024 and 2023, respectively. We recognize a valuation allowance against deferred tax assets to reduce such assets to amounts expected to be realized. As of December 31, 2024 and 2023, the deferred tax valuation allowance was $12 million and $87 million, respectively. In determining the required level of valuation allowance, we consider whether it is more likely than not that all or some portion of deferred tax assets will not be realized. This assessment is based on management’s expectations as to whether sufficient taxable income of an appropriate character will be realized within tax carryback and carryforward periods. Our assessment involves estimates and assumptions about matters that are inherently uncertain, and unanticipated events or circumstances could cause actual results to differ from these estimates. Should we change our estimate of the amount of deferred tax assets that we would be able to realize, an adjustment to the valuation allowance would result in an increase or decrease to the provision for income taxes in the period such a change in estimate was made.
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

Subcontracted transportation: We exclude subcontracted transportation from the calculation of our operating revenue measures, as these costs are also typically a pass-through to our customers and, therefore, fluctuations result in minimal changes to our profitability. While our SCS and DTS business segments subcontract certain transportation services to third party providers, our FMS business segment does not engage in subcontracted transportation and, therefore, this item is not applicable to FMS.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparable Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)	Comparable EBITDA is defined as net earnings, first adjusted to exclude discontinued operations and the following items, all from continuing operations: (1) non-operating pension costs, net and (2) any other items that are not representative of our business operations (these items are the same items that are excluded from comparable earnings measures for the relevant periods as described immediately above) and then adjusted further for (1) interest expense, (2) income taxes, (3) depreciation, (4) used vehicle sales results and (5) intangible amortization.

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

	Continuing Operations
(In millions, except per share amounts)	2024	2023	2022
EBT	$661	$618	$1,216
Non-operating pension costs, net (1)	41	40	11
Acquisition costs (2)	7	2	6
FMS U.K. business exit (2)	—	(32)	(82)
Currency translation adjustment loss	—	188	—
Other, net (2)	6	(1)	(7)
Comparable EBT	$715	$815	$1,144
Earnings	$489	$406	$863
Non-operating pension costs, net (1)	31	31	7
Acquisition costs (2)	6	2	5
FMS U.K. business exit (2)	—	(19)	(36)
Currency translation adjustment loss	—	183	—
Other, net (2)	5	(1)	(6)
Comparable Earnings	$531	$602	$833
Diluted EPS	$11.06	$8.73	$16.96
Non-operating pension costs, net (1)	0.69	0.68	0.14
Acquisition costs (2)	0.13	0.04	0.10
FMS U.K. business exit (2)	—	(0.40)	(0.71)
Currency translation adjustment loss	—	3.93	—
Other, net (2)	0.12	(0.03)	(0.12)
Comparable EPS	$12.00	$12.95	$16.37
_______________
(1)Refer to Note 19, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements for additional information.
(2)Refer to Note 20, “Other Items Impacting Comparability,” in the Notes to Consolidated Financial Statements for additional information.

The following table provides a reconciliation of the effective tax rate to the comparable tax rate:

	2024	2023	2022
Effective tax rate on continuing operations (1)	26.0%	34.3%	29.1%
Tax adjustments and income tax effects of non-GAAP adjustments (2)	(0.3)%	(8.2)%	(1.9)%
Comparable tax rate on continuing operations (1)	25.7%	26.1%	27.2%
_______________
(1)The effective tax rate on continuing operations and comparable tax rate are based on EBT and comparable EBT, respectively.
(2)Refer to the table above for more information on tax adjustments. Income tax effects of non-GAAP adjustments are calculated based on the marginal tax rates to which the non-GAAP adjustments are related.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table provides a reconciliation of Net earnings to comparable EBITDA:

(In millions)	2024	2023	2022
Net earnings	$489	$406	$867
Earnings from discontinued operations, net of tax	—	—	(4)
Provision for income taxes	172	212	353
EBT	661	618	1,216
Non-operating pension costs, net (1)	41	40	11
Acquisition costs (2)	7	2	6
FMS U.K. business exit (2)	—	(32)	(82)
Currency translation adjustment loss (2)	—	188	—
Other, net (2)	6	(1)	(7)
Comparable EBT	715	815	1,144
Interest expense	386	296	228
Depreciation	1,694	1,712	1,713
Used vehicle sales, net (3)	(72)	(193)	(400)
Intangible amortization	53	35	37
Comparable EBITDA	$2,776	$2,665	$2,722
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
(3)Refer to Note 6,"Revenue Earning Equipment, net," in the Notes to Consolidated Financial Statements for additional information. In 2023, and 2022, Used vehicle sales, net gain of $2 million and $49 million, respectively, related to the FMS U.K. business exit is included above in "Other Items Impacting Comparability."

The following table provides a reconciliation of total revenue to operating revenue:

(In millions)	2024	2023	2022
Total revenue	$12,636	$11,783	$12,011
Subcontracted transportation and fuel	(2,370)	(2,286)	(2,731)
Operating revenue	$10,266	$9,497	$9,280

The following table provides a reconciliation of FMS total revenue to FMS operating revenue:

(In millions)	2024	2023	2022
FMS total revenue	$5,888	$5,930	$6,327
Fuel services revenue	(772)	(877)	(1,114)
FMS operating revenue	$5,116	$5,053	$5,213

FMS EBT	$516	$665	$1,057
FMS EBT as a % of FMS total revenue	8.8%	11.2%	16.7%
FMS EBT as a % of FMS operating revenue	10.1%	13.2%	20.3%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table provides a reconciliation of SCS total revenue to SCS operating revenue:

(In millions)	2024	2023	2022
SCS total revenue	$5,300	$4,875	$4,720
Subcontracted transportation and fuel	(1,335)	(1,250)	(1,466)
SCS operating revenue	$3,965	$3,625	$3,254

SCS EBT	$332	$231	$218
SCS EBT as a % of SCS total revenue	6.3%	4.7%	4.6%
SCS EBT as a % of SCS operating revenue	8.4%	6.4%	6.7%

The following table provides a reconciliation of DTS total revenue to DTS operating revenue:

(In millions)	2024	2023	2022
DTS total revenue	$2,446	$1,785	$1,786
Subcontracted transportation and fuel	(576)	(487)	(547)
DTS operating revenue	$1,870	$1,298	$1,239

DTS EBT	$125	$121	$103
DTS EBT as a % of DTS total revenue	5.1%	6.8%	5.8%
DTS EBT as a % of DTS operating revenue	6.7%	9.3%	8.3%

The following tables provide numerical reconciliations of net earnings to adjusted net earnings and average shareholders' equity to adjusted average shareholders' equity, and of the non-GAAP elements used to calculate the adjusted return on equity (Adjusted ROE) to the corresponding GAAP measures:

(In millions)	2024	2023	2022
Net earnings	$489	$406	$867
Other items impacting comparability, net (1)	13	157	(83)
Tax impact (2)	(2)	8	46
Adjusted net earnings	$500	$571	$830

Average shareholders’ equity	$3,078	$3,041	$2,845
Average adjustments to shareholders’ equity (3)	2	(19)	(12)
Adjusted average shareholders’ equity	$3,080	$3,022	$2,833
Adjusted ROE (4)	16%	19%	29%
_______________
(1)Refer to Note 20, “Other Items Impacting Comparability” in the Notes to Consolidated Financial Statements for additional information.
(2)Includes income taxes on discontinued operations.
(3)Represents the impact of Other items impacting comparability, net of tax, to equity for the respective period.
(4)Adjusted ROE is calculated by dividing Adjusted net earnings into Adjusted average shareholders' equity.

The following table provides a reconciliation of forecasted net cash provided by operating activities to forecasted total cash generated and forecasted free cash flow (a non-GAAP measure) for 2025:

(In millions)	Forecast 2025
Net cash provided by operating activities from continuing operations	$2,500
Proceeds from sales of property and revenue earning equipment (1)	500
Total cash generated	3,000
Purchases of property and revenue earning equipment (1)	(2,600)
Forecasted free cash flow	$400
_____________________
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
•our expectations with respect to the freight cycle and market conditions, including general economic uncertainty;
•our expectations with respect to demand for outsourced logistics and the impacts of outsourcing and other secular trends in our SCS and DTS business segments and on our business and financial results;
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
◦Changes in current financial, tax or other regulatory requirements, such as tariffs, trade restrictions or trade agreements, that could negatively impact our financial and operating results.
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
Interest Rate Risk
Exposure to market risk for changes in interest rates exists for our debt obligations. Our interest rate risk management program objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. We manage our exposure to interest rate risk primarily through the proportion of fixed-rate and variable-rate debt we hold in the total debt portfolio. From time to time, we also use interest rate swap agreements to manage our fixed-rate and variable-rate exposure and to better match the repricing of debt instruments to that of our portfolio of assets. The fair value of our derivatives liability was $25 million as of December 31, 2024.
As of December 31, 2024, we had $6.1 billion of fixed-rate debt outstanding (excluding finance leases and U.S. asset- backed securities) with a weighted-average interest rate of 5.07% and a fair value of $6.2 billion. A hypothetical 10% change in market interest rates would impact the fair value of our fixed-rate debt by approximately $103 million and impact pre-tax earnings by $31 million as of December 31, 2024, respectively. Changes in the relative sensitivity of the fair value of our financial instrument portfolio for these theoretical changes in the level of interest rates are primarily driven by changes in our debt maturities, interest rate profile and amount.
As of December 31, 2024, we had $1.4 billion of variable-rate debt, including $500 million of fixed-rate debt instruments swapped to SOFR-based floating-rate debt. Changes in the fair value of the interest rate swaps were offset by changes in the fair value of the debt instruments and no net gain or loss was recognized in earnings. The fair value of our variable-rate debt as of December 31, 2024 was $1.4 billion. A hypothetical 10% increase in market interest rates would impact the fair value of our variable-rate debt and pre-tax earnings by $7 million as of December 31, 2024.
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
Exposure to market risk for fluctuations in market fuel prices relates to a small portion of our service contracts for which the cost of fuel is integral to service delivery and the service contract does not have a mechanism to adjust for increases in market fuel prices. As of December 31, 2024, we also had various fuel purchase arrangements in place to ensure delivery of fuel at market rates in the event of fuel shortages. We are exposed to fluctuations in market fuel prices in these arrangements since none of the arrangements fix the price of fuel to be purchased. Changes in the price of fuel are generally passed on to our customers for which we realize minimal changes in profitability during periods of steady market fuel prices. However, profitability may be positively or negatively impacted by sudden increases or decreases in market fuel prices during a short period of time as customer pricing for fuel services is established based on current market fuel costs. We believe the exposure to fuel price fluctuations would not materially impact our results of operations, cash flows or financial position.

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
Management assessed the effectiveness of Ryder’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control — Integrated Framework (2013).” Based on our assessment and those criteria, management determined that Ryder maintained effective internal control over financial reporting as of December 31, 2024.
Ryder’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of Ryder’s internal control over financial reporting as of December 31, 2024. Their report appears on the subsequent page.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Ryder System, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Ryder System, Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of earnings, of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management's Report on Internal Control over Financial Reporting, management has excluded Cardinal Logistics from its assessment of internal control over financial reporting as of December 31, 2024, because it was acquired by the Company in a purchase business combination during 2024. We have also excluded Cardinal Logistics from our audit of internal control over financial reporting. Cardinal Logistics is a wholly-owned subsidiary whose total assets and total revenues excluded from management's assessment and our audit of internal control over financial reporting represent 1.9% and 7.8%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2024.

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

Revenue Earning Equipment - Residual Values

As described in Notes 1 and 6 to the consolidated financial statements, the net carrying amount of revenue earning equipment was $9.2 billion as of December 31, 2024. Depreciation expense was $1.5 billion primarily related to Fleet Management Solutions (FMS) revenue earning equipment. Revenue earning equipment, comprised of vehicles, is initially recorded at cost inclusive of vendor rebates. The provision for depreciation is computed using the straight-line method. As disclosed by management, they periodically review and adjust, as appropriate, the estimated residual values of existing revenue earning equipment. Management's review of the estimated residual values of revenue earning equipment is based on vehicle class (i.e., generally subcategories of trucks, tractors and trailers by weight and usage), historical and current market prices, third-party expected future market prices, expected lives of vehicles, and expected sales in the wholesale or retail markets, among other factors.

The principal considerations for our determination that performing procedures related to revenue earning equipment - residual values is a critical audit matter are the significant judgment by management when estimating residual values, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and in evaluating the significant judgment by management in estimating residual values related to the Company's historical and current market prices, and third-party expected future market prices.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management's assessment of, and related adjustments to, the estimated residual values of revenue earning equipment. These procedures also included, among others, (i) testing management's process for developing the estimated residual values of revenue earning equipment, (ii) testing the accuracy of the Company's historical used vehicle sales data and historical and current market prices, and (iii) evaluating the reasonableness of management's significant assumption related to third-party expected future market prices. Evaluating management's significant assumption related to third-party expected future market prices of used vehicles involved evaluating whether the assumption used was reasonable considering (i) past trends in the used vehicle sales market, (ii) consistency with external market and industry data, and (iii) consistency with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP
Miami, Florida
February 12, 2025

We have served as the Company’s auditor since 2006.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

(In millions, except per share amounts)	2024	2023	2022
Services revenue	$8,345	$7,297	$7,118
Lease & related maintenance and rental revenue	3,835	3,937	4,174
Fuel services revenue	456	549	719
Total revenue	12,636	11,783	12,011

Cost of services	7,099	6,266	6,153
Cost of lease & related maintenance and rental	2,623	2,684	2,774
Cost of fuel services	441	534	694
Selling, general and administrative expenses	1,478	1,421	1,415
Non-operating pension costs, net	41	40	11
Used vehicle sales, net	(72)	(196)	(450)
Interest expense	386	296	228
Miscellaneous income, net	(34)	(47)	(32)
Currency translation adjustment loss	—	188	—
Restructuring and other items, net	13	(21)	2
	11,975	11,165	10,795

Earnings from continuing operations before income taxes	661	618	1,216
Provision for income taxes	172	212	353
Earnings from continuing operations	489	406	863
Earnings from discontinued operations, net of taxes	—	—	4
Net earnings	$489	$406	$867

Earnings per common share — Basic
Continuing operations	$11.29	$8.89	$17.32
Discontinued operations	—	(0.01)	0.09
Net earnings	$11.29	$8.89	$17.41
Earnings per common share — Diluted
Continuing operations	$11.06	$8.73	$16.96
Discontinued operations	—	(0.01)	0.08
Net earnings	$11.06	$8.73	$17.04
See accompanying Notes to Consolidated Financial Statements.
Note: EPS amounts may not be additive due to rounding.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)	2024	2023	2022
Net earnings	$489	$406	$867
Other comprehensive (loss) income:
Change in cumulative translation adjustment and unrealized (loss) gain from cash flow hedges, net of taxes	(77)	212	(69)

Amortization of pension and postretirement items	31	26	21
Income tax expense related to amortization of pension and postretirement items	(8)	(6)	(5)
Amortization of pension and postretirement items, net of taxes	23	20	16

Change in net actuarial gain (loss) and prior service cost	23	(121)	(72)
Income tax (expense) benefit related to change in net actuarial loss and prior service cost	(6)	30	18
Change in net actuarial gain (loss) and prior service cost, net of taxes	17	(91)	(54)

Other comprehensive (loss) income, net of taxes	(37)	141	(107)

Comprehensive income	$452	$547	$760

See accompanying Notes to Consolidated Financial Statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(In millions, except share amounts)	2024	2023
Assets:
Current assets:
Cash and cash equivalents	$154	$204
Receivables, net	1,861	1,714
Prepaid expenses and other current assets	448	347
Total current assets	2,463	2,265
Revenue earning equipment, net	9,206	8,892
Operating property and equipment, net	1,184	1,217
Goodwill	1,158	940
Intangible assets, net	457	396
Operating lease right-of-use assets	1,055	1,016
Sales-type leases and other assets	1,149	1,052
Total assets	$16,672	$15,778

Liabilities and shareholders’ equity:
Current liabilities:
Short-term debt and current portion of long-term debt	$1,120	$1,583
Accounts payable	828	833
Accrued expenses and other current liabilities	1,323	1,233
Total current liabilities	3,271	3,649
Long-term debt	6,659	5,531
Other non-current liabilities	1,954	1,871
Deferred income taxes	1,671	1,658
Total liabilities	13,555	12,709

Commitments and contingencies (Note 21)
Shareholders’ equity:
Preferred stock, no par value per share — authorized, 3,800,917; none outstanding, December 31, 2024 and 2023	—	—
Common stock, $0.50 par value per share — authorized, 400,000,000; outstanding, December 31, 2024 — 42,080,039 and December 31, 2023 — 43,902,065	21	22
Additional paid-in capital	1,144	1,148
Retained earnings	2,644	2,554
Accumulated other comprehensive loss	(692)	(655)
Total shareholders’ equity	3,117	3,069
Total liabilities and shareholders’ equity	$16,672	$15,778

See accompanying Notes to Consolidated Financial Statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)	2024	2023	2022
Cash flows from operating activities from continuing operations:
Net earnings	$489	$406	$867
Less: Earnings from discontinued operations, net of taxes	—	—	4
Earnings from continuing operations	489	406	863
Depreciation expense	1,694	1,712	1,713
Used vehicle sales, net	(72)	(196)	(450)
Currency translation adjustment loss	—	188	—
Amortization expense and other non-cash charges, net	160	102	118
Non-cash lease expense	374	271	199
Non-operating pension costs, net and share-based compensation expense	83	84	57
Deferred income tax expense	21	115	266
Collections on sales-type leases	148	126	135
Changes in operating assets and liabilities:
Receivables	(61)	(26)	(134)
Prepaid expenses and other assets	(108)	(85)	(130)
Accounts payable	(32)	(7)	(29)
Accrued expenses and other liabilities	(431)	(337)	(298)
Net cash provided by operating activities from continuing operations	2,265	2,353	2,310

Cash flows from investing activities from continuing operations:
Purchases of property and revenue earning equipment	(2,683)	(3,234)	(2,631)
Sales of revenue earning equipment	532	764	1,182
Sales of operating property and equipment	19	63	53
Acquisitions, net of cash acquired	(314)	(250)	(458)
Other investing activities	—	(6)	4
Net cash used in investing activities from continuing operations	(2,446)	(2,663)	(1,850)

Cash flows from financing activities from continuing operations:
Net borrowings (repayments) of commercial paper and other	296	(100)	134
Debt proceeds	1,789	2,307	1,229
Debt repayments	(1,479)	(1,481)	(1,552)
Dividends on common stock	(135)	(128)	(123)
Common stock issued	10	2	14
Common stock repurchased	(321)	(337)	(557)
Other financing activities	(7)	(7)	(6)
Net cash provided by (used in) financing activities from continuing operations	153	256	(861)

Effect of exchange rate changes on Cash and cash equivalents	(21)	(9)	(4)
Decrease in Cash and cash equivalents from continuing operations	(49)	(63)	(405)
Net cash used by operating activities from discontinued operations	(1)	—	—
Decrease in Cash and cash equivalents	(50)	(63)	(405)
Cash and cash equivalents at beginning of period	204	267	672
Cash and cash equivalents at end of period	$154	$204	$267
See accompanying Notes to Consolidated Financial Statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Gain
(In millions, except share amounts in thousands)	Amount	Shares	Par				Total
Balance at January 1, 2022	$—	53,789	$27	$1,194	$2,266	$(689)	$2,798
Comprehensive income	—	—	—	—	867	(107)	760
Common stock dividends declared — $2.40 per share	—	—	—	—	(124)	—	(124)
Common stock issued under employee stock award and stock purchase plans and other (1)	—	(549)	—	14	—	—	14
Common stock repurchased	—	(6,953)	(4)	(62)	(491)	—	(557)
Share-based compensation expense	—	—	—	46	—	—	46
Balance at December 31, 2022	—	46,287	23	1,192	2,518	(796)	2,937
Comprehensive income	—	—	—	—	406	141	547
Common stock dividends declared — $2.66 per share	—	—	—	—	(125)	—	(125)
Common stock issued under employee stock award and stock purchase plans and other	—	1,176	1	1	1	—	3
Common stock repurchased	—	(3,561)	(2)	(89)	(246)	—	(337)
Share-based compensation expense	—	—	—	44	—	—	44
Balance at December 31, 2023	—	43,902	22	1,148	2,554	(655)	3,069
Comprehensive income	—	—	—	—	489	(37)	452
Common stock dividends declared —$3.04 per share	—	—	—	—	(135)	—	(135)
Common stock issued under employee stock award and stock purchase plans and other	—	663	—	9	1	—	10
Common stock repurchased	—	(2,485)	(1)	(55)	(265)	—	(321)
Share-based compensation expense	—	—	—	42	—	—	42
Balance at December 31, 2024	$—	42,080	$21	$1,144	$2,644	$(692)	$3,117
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

Use of Estimates

The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates are based on management’s best knowledge of historical trends, actions that we may take in the future, and other information available when the consolidated financial statements are prepared. Changes in estimates are typically recognized in the period when new information becomes available. Areas where the nature of the estimate make it reasonably possible that actual results could materially differ from the amounts estimated include: vehicle residual values, pension assumptions, self-insurance obligations, revenue recognition, goodwill, and income taxes.

Cash, Cash Equivalents

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Our maintenance service arrangement generally provides for a monthly fixed charge and a monthly variable charge based on mileage or time usage. Fixed charges are typically billed at the beginning of the month for the services to be provided that month, while variable charges are typically billed a month in arrears. Most maintenance agreements allow for rate changes based upon changes in the CPI. The fixed per-mile charge and the changes in rates attributed to changes in the CPI are recognized as earned.

The maintenance service is the only performance obligation in SelectCare contracts. For contract maintenance agreements, revenue is recognized as maintenance services are rendered over the terms of the related arrangements. We generally account for long-term maintenance contracts as one-year contracts since our maintenance arrangements are typically cancellable, without penalty, after the first year. For on-demand maintenance services, revenue is recognized at the point in time when the service is provided.

Costs associated with the activities performed under our maintenance arrangements are primarily comprised of labor, parts and outside repair work and are expensed as incurred. Non-chargeable maintenance costs have been allocated and reflected within “Cost of services” based on the proportionate maintenance-related labor costs relative to all product lines.

Fuel Services

Fuel services revenue is reported in our FMS business segment. We provide our FMS customers with access to fuel at our maintenance facilities across the U.S. and Canada. Fuel services revenue is invoiced to customers at contracted rates separate from other contracted services, or at retail prices. Revenue from fuel services is recognized when fuel is delivered to customers.

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

Our SCS and DTS contracts often include promises to transfer multiple services to a customer. Judgment is required to determine whether each service is considered distinct and accounted for as a separate performance obligation, or accounted for together as a significant integrated service and recognized over time. Our SCS and DTS services provided within a contract depend on a significant level of integration and interdependency between the services and are generally considered integrated arrangements with revenue recognized as the interdependent services are delivered.

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Costs to Obtain and Fulfill a Contract

Our incremental direct costs of obtaining and fulfilling a contract primarily consist of sales commissions and contract origination costs. For SCS and DTS contracts, these costs are capitalized and amortized on a straight-line basis over the period of contract performance or the expected duration of the customer relationship, if renewals are expected. For Choicelease contracts, capitalized sales commission are allocated and amortized based on the same pattern as the revenue is recognized for the underlying lease or non-lease components of the contract; generally on a straight-line basis for the lease component and consistent with the estimated pattern of maintenance costs for the non-lease component.

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

When a business relationship with a customer is initiated, we evaluate collectability from the customer and it is continuously monitored as services are provided. We have a credit rating system based on a combination of internally developed standards and ratings provided by third parties. Our credit rating system, along with monitoring for delinquent payments, allows us to make decisions as to whether collectability is probable at the onset of the relationship and subsequently as we offer services. Factors considered during this process include historical payment trends, industry risks, liquidity of the customer, years in business, judgments, liens, and bankruptcies. Payment terms vary by contract type, although terms generally include a requirement of payment within 10 to 90 days.

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Lease terms for facilities are generally three to five years with one or more five-year renewal options and the lease terms for revenue earning equipment, material handling equipment, automated washing machines, vehicles and office equipment typically range from three to seven years with no extension options. Certain of our material handling equipment and revenue earning equipment leases have residual value guarantees. For purposes of calculating operating lease ROU assets and operating lease liabilities, lease terms may be deemed to include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. None of our leasing arrangements contain restrictive financial covenants. Lease expense is primarily included in "Selling, general and administrative expenses" in the Consolidated Statements of Earnings. For amounts capitalized in the Consolidated Balance Sheets, noncurrent finance lease ROU assets are included in "Operating property and equipment, net" and "Revenue earning equipment, net" Current operating and finance lease liabilities are included in "Accrued expenses and other current liabilities" and "Short-term debt and current portion of long-term debt," respectively. Noncurrent operating and finance lease liabilities are included in "Other non-current liabilities" and "Long-term debt," respectively. Refer to Note 12, "Leases," for additional information.

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

Depreciation is computed using the straight-line method on all depreciable assets. Depreciation expense has been recognized depending on the nature of the related asset. We periodically review and adjust depreciation expense prospectively reflecting changes in the estimated residual values and useful lives of revenue earning equipment. We routinely dispose of used revenue earning equipment as part of our FMS business. Refer to Note 6, “Revenue Earning Equipment, Net” for more information. Gains and losses on sales of operating property and equipment are reflected in “Miscellaneous income, net” in the Consolidated Statements of Earnings.

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Income Taxes

Provision for income taxes is based on reported earnings before income taxes. Deferred income taxes are recognized for the future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, using tax rates in effect for the years in which the differences are expected to reverse. We have elected to account for the tax effects of the global intangible low-taxed income provision as a current period cost.

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

We believe our measurement of liabilities for uncertain tax positions is reasonable, however, assurances cannot be given that the final outcome of these matters will be consistent with the historical income tax provisions and accruals. If a liability is ultimately deemed unnecessary, the liability will be reversed, and a tax benefit will be recognized in that period. Conversely, if additional liability is necessary, a tax provision will be recorded when that determination is made. If additional taxes are assessed as a result of an audit or litigation, there could be a material effect on our income tax provision and net income in the period or periods for which that determination is made.

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
2. RECENT ACCOUNTING PRONOUNCEMENTS

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280). The amendments are intended to increase reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. We adopted the new standard retrospectively on December 31, 2024 and this ASU did not impact our consolidated financial position, results of operations, or cash flows.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740). The amendments require disclosure of specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold and further disaggregation of income taxes paid for individually significant jurisdictions. The standard is effective for fiscal years beginning in 2025, with early adoption permitted. We are currently evaluating the disclosure impact of the adoption of this update. This ASU does not impact our consolidated financial position, results of operations, or cash flows.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). The amendments provide for more detailed disaggregation of expenses. The standard is effective for fiscal years beginning in 2027, with early adoption permitted. We are currently evaluating the disclosure impact of the adoption of this update. This ASU does not impact our consolidated financial position, results of operations, or cash flows.

3. SEGMENT REPORTING

Our operating segments are aggregated into reportable business segments based upon similar economic characteristics, products, services, customers and delivery methods.

Our primary measurement of segment financial performance, defined as “Earnings from continuing operations before income taxes” (Segment EBT), includes an allocation of costs from Central Support Services (CSS) and excludes Non-operating pension costs, net, intangible amortization expense, and certain other items as discussed in Note 20, "Other Items Impacting Comparability." The objective of the Segment EBT measurement is to provide clarity on the profitability of each business segment and, ultimately, to hold leadership of each business segment accountable for their allocated share of CSS costs. CSS represents those costs incurred to support all business segments, including information technology, finance, marketing, human resources, legal, and safety. These costs are allocated based on various methods, including resource utilization, personnel supported and utilization-related metrics. Certain costs are not attributable to any segment and remain unallocated in CSS, including costs for investor relations, public affairs and certain executive compensation. CSS costs attributable to the business segments are predominantly allocated to FMS, SCS and DTS.

Our FMS segment leases revenue earning equipment and provides fuel, maintenance and other ancillary services to the SCS and DTS segments. Inter-Segment EBT allocated to SCS and DTS includes earnings related to equipment used to provide services to SCS and DTS customers. Segment EBT related to inter-segment equipment and services billed to SCS and DTS customers (Equipment Contribution) are included in both FMS and the segment that served the customer and then eliminated upon consolidation (presented as “Eliminations”).

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table set forth financial information regularly provided and reviewed by our Chair and Chief Executive Officer (our Chief Operating Decision Maker), to analyze financial performance, make strategic decisions and allocate resources. The table also provides a reconciliation between Segment EBT and Earnings from continuing operations before income taxes (in millions):

2024	FMS	SCS	DTS	Elimination(1)	Total
Revenue	$5,888	$5,300	$2,446	$(998)	$12,636

Direct operating costs	4,638	4,735	2,270
Used vehicle sales, net	(72)	—	—
Other segment items (3)	806	233	51
Segment EBT	$516	$332	$125	$(134)	839
Unallocated Central Support Services					(71)
Intangible amortization expense (4)					(53)
Non-operating pension costs, net (5)					(41)
Other items impacting comparability, net (6)					(13)
Earnings from continuing operations before income taxes					$661
2023
Revenue	$5,930	$4,875	$1,785	$(807)	$11,783

Direct operating costs	4,651	4,420	1,634
Used vehicle sales, net (2)	(194)	—	—
Other segment items (3)	808	224	30
Segment EBT	$665	$231	$121	$(95)	922
Unallocated Central Support Services					(72)
Intangible amortization expense (4)					(35)
Non-operating pension costs, net (5)					(40)
Other items impacting comparability, net (6)					(157)
Earnings from continuing operations before income taxes					$618
2022
Revenue	$6,327	$4,720	$1,786	$(822)	$12,011

Direct operating costs	4,845	4,253	1,670
Used vehicle sales, net (2)	(401)	—	—
Other segment items (3)	826	249	13
Segment EBT	$1,057	$218	$103	$(114)	1,264
Unallocated Central Support Services					(83)
Intangible amortization expense (4)					(37)
Non-operating pension costs, net (5)					(11)
Other items impacting comparability, net (6)					83
Earnings from continuing operations before income taxes					$1,216
_______________
(1)Represents the intercompany revenues in our FMS business segment and Inter-Segment EBT.
(2)In 2023, and 2022, Used vehicle sales, net gain of $2 million and $49 million, respectively, related to the FMS U.K.business exit is included in Other Items Impacting Comparability, net.
(3)Other segment items for each reportable segment include indirect costs and also include Equipment Contribution for SCS and DTS.
(4)Refer to Note 9, "Intangible Assets, Net," for a discussion on this item.
(5)Refer to Note 19, "Employee Benefit Plans," for a discussion on this items.
(6)Refer to Note 20, “Other Items Impacting Comparability,” for a discussion of items excluded from our primary measure of segment performance.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table sets forth additional segment items as of and for the years ended presented:

(In millions)	FMS	SCS	DTS	CSS	Eliminations	Total
December 31, 2024
Depreciation expense (1)	$1,583	104	5	2	$—	$1,694
Other non-cash charges, net (2)	$192	267	14	61	—	$534
Interest expense (income) (3)	$362	17	8	(1)	—	$386
Capital expenditures paid	$2,616	50	1	16	—	$2,683
Total assets	$12,073	3,673	765	1,333	(1,172)	$16,672
December 31, 2023
Depreciation expense (1)	$1,571	136	3	2	—	$1,712
Other non-cash charges, net (2)	$106	230	8	29	—	$373
Interest expense (income) (3)	$292	8	(3)	(1)	—	$296
Capital expenditures paid	$3,085	117	1	31	—	$3,234
Total assets	$11,588	3,717	384	1,026	(937)	$15,778
December 31, 2022
Depreciation expense (1)	$1,618	91	3	1	—	$1,713
Other non-cash charges, net (2)	$90	173	4	50	—	$317
Interest expense (income) (3)	$219	10	(2)	1	—	$228
Capital expenditures paid	$2,442	155	2	32	—	$2,631
Total assets	$10,811	3,043	380	904	(743)	$14,395
_______________
(1)Depreciation expense totaling $29 million in 2024, $28 million in 2023, and $27 million in 2022 associated with CSS assets was allocated to business segments based upon estimated and planned asset utilization.
(2)Primarily includes operating lease ROU assets amortization.
(3)Interest expense was primarily allocated to the FMS segment since borrowings were used principally to fund the purchase of FMS revenue earning equipment; however, interest was also reflected in SCS and DTS based on targeted segment leverage ratios.

Geographic Information

	December 31,
(In millions)	2024	2023
Long-lived assets:
United States	$9,758	$9,473
Foreign:
Canada	563	552
Mexico	69	84
	632	636
Total	$10,390	$10,109
4. REVENUE

Disaggregation of Revenue

The following tables disaggregate our revenue recognized by primary geographical market by our business segments and by industry for SCS. Refer to Note 3, “Segment Reporting”, for the disaggregation of our revenue by major product/service lines.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Primary Geographical Markets

	2024
(In millions)	FMS	SCS	DTS	Eliminations	Total
United States	$5,585	$4,697	$2,446	$(955)	$11,773
Canada	303	278	—	(43)	538
Mexico	—	325	—	—	325
Total revenue	$5,888	$5,300	$2,446	$(998)	$12,636

	2023
(In millions)	FMS	SCS	DTS	Eliminations	Total
United States	$5,616	$4,295	$1,785	$(764)	$10,932
Canada	314	267	—	(43)	538
Mexico	—	313	—	—	313
Total revenue	$5,930	$4,875	$1,785	$(807)	$11,783

	2022
(In millions)	FMS	SCS	DTS	Eliminations	Total
United States	$5,858	$4,209	$1,786	$(780)	$11,073
Canada	319	251	—	(42)	528
Europe (1)	150	—	—	—	150
Mexico	—	260	—	—	260
Total revenue	$6,327	$4,720	$1,786	$(822)	$12,011
————————————
(1)Refer to Note 20, "Other Items Impacting Comparability", for further information on the exit of the FMS U.K. business.

Product Line

Our FMS revenue disaggregated by product line is as follows:

(In millions)	2024	2023	2022
ChoiceLease	$3,446	$3,181	$3,101
Commercial rental	976	1,178	1,338
SelectCare and other	694	694	624
FMS Europe (1)	—	—	150
Fuel services revenue	772	877	1,114
Fleet Management Solutions	$5,888	$5,930	$6,327
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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Our SCS business segment included revenue from the following industries:

(In millions)	2024	2023	2022
Omnichannel retail	$1,726	$1,757	$1,861
Automotive	1,580	1,600	1,523
Consumer packaged goods	1,182	965	845
Industrial and other	812	553	491
Total SCS revenue	$5,300	$4,875	$4,720

Lease & Related Maintenance and Rental Revenue

The non-lease revenue from maintenance services related to our ChoiceLease product is recognized in "Lease & related maintenance and rental revenue" in the Consolidated Statements of Earnings. We recognized $972 million in 2024, $963 million in 2023 and $1.0 billion in 2022.

Deferred Revenue

The following table includes the changes in deferred revenue due to the collection and deferral of cash or the satisfaction of our performance obligation under the contract:

(In millions)	2024	2023	2022
Balance as of beginning of period	$545	$544	$594
Recognized as revenue during period from beginning balance	(174)	(166)	(181)
Consideration deferred during period, net	231	168	140
Foreign currency translation adjustment and other	(2)	(1)	(9)
Balance as of end of period	$600	$545	$544

Contracted Not Recognized Revenue

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized (contracted not recognized revenue). Contracted not recognized revenue was $3.1 billion and $2.8 billion as of December 31, 2024 and 2023, respectively, and primarily includes deferred revenue and amounts for full service ChoiceLease maintenance revenue that will be recognized as revenue in future periods as we provide maintenance services to our customers. Contracted not recognized revenue excludes (1) variable consideration as it is not included in the transaction price consideration allocated at contract inception, (2) revenues from the lease component of our ChoiceLease product and all the revenue from the commercial rental product, (3) revenues from contracts with an original duration of one year or less, including SelectCare contracts, and (4) revenue from SCS, DTS and other contracts where there are remaining performance obligations when we have the right to invoice but the revenue to be recognized in the future corresponds directly with the value to be delivered to the customer.

Sales Commissions and Contract Origination Costs

The sales commission and setup costs capitalized as of the period ended and the amortization expense for the years ended were as follows:

		December 31,
(In millions)		2024	2023
Sales commissions		$109	$117
Contract origination costs		$75	$84

(In millions)	2024	2023	2022
Sales commissions amortization expense	$46	$47	$44
Contract origination amortization expense	$34	$30	$28

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
5. RECEIVABLES, NET

	December 31,
(In millions)	2024	2023
Trade	$1,634	$1,505
Sales-type leases	161	140
Other, primarily warranty and insurance	104	111
	1,899	1,756
Allowance for credit losses and other	(38)	(42)
Receivables, net	$1,861	$1,714

The following table provides a reconciliation of our allowance for credit losses and other:

(In millions)	2024	2023
Balance as of beginning of period	$42	$41
Changes to provisions for credit losses	26	22
Write-offs and other	(30)	(21)
Balance as of end of period	$38	$42
6. REVENUE EARNING EQUIPMENT, NET

(In millions)	Estimated Useful Lives	December 31, 2024			December 31, 2023
		Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
Held for use:	(In years)
Trucks	3 — 7	$6,252	$(2,210)	$4,042	$5,630	$(2,192)	$3,438
Tractors	4 — 7.5	6,721	(2,739)	3,982	6,995	(2,712)	4,283
Trailers and other	9.5 — 12	1,695	(671)	1,024	1,686	(683)	1,003
Held for sale		781	(623)	158	732	(564)	168
Total		$15,449	$(6,243)	$9,206	$15,043	$(6,151)	$8,892

Total depreciation expense related to revenue earning equipment primarily used in our FMS segment was $1.5 billion in 2024, 2023, and 2022.

Residual Value Estimate Changes
We periodically review and adjust, as appropriate, the estimated residual values of existing revenue earning equipment for the purposes of recording depreciation expense. Reductions in estimated residual values will increase depreciation expense over the remaining useful life of the vehicle. Conversely, an increase in estimated residual values will decrease depreciation expense over the remaining useful life of the vehicle. Our review of the estimated residual values of revenue earning equipment is based on vehicle class, (i.e., generally subcategories of trucks, tractors and trailers by weight and usage), historical and current market prices, third-party expected future market prices, expected lives of vehicles, and expected sales in the wholesale or retail markets, among other factors. A variety of factors, many of which are outside of our control, could cause residual value estimates to differ from actual used vehicle sales pricing, such as changes in supply and demand of used vehicles; volatility in market conditions; changes in vehicle technology; competitor pricing; regulatory requirements; wholesale market prices; customer requirements and preferences; and changes in underlying assumption factors. We have disciplines related to the management and maintenance of our vehicles designed to manage the risk associated with the residual values of our revenue earning equipment.

In 2024, 2023, and 2022, we did not adjust the estimated residual values of existing revenue earning equipment.
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

The following table presents our assets held for sale that are measured at fair value on a nonrecurring basis and considered a Level 3 fair value measurement:

	December 31,		Losses from Valuation Adjustments
(In millions)	2024	2023	2024	2023	2022
Revenue earning equipment held for sale:
Trucks	$10	$5	$14	$6	$3
Tractors	27	38	12	9	5
Trailers and other	3	4	5	5	1
Total assets at fair value	$40	$47	$31	$20	$9
The table above reflects only the portion where net book values of revenue earnings equipment held for sale exceeded fair values and valuation adjustments were recorded. The net book value of assets held for sale that were less than fair value was $118 million and $121 million as of December 31, 2024 and 2023, respectively.
The components of Used vehicle sales, net were as follows:

(In millions)	2024	2023	2022
Gains on vehicle sales, net (1)	$(103)	$(216)	$(459)
Losses from valuation adjustments	31	20	9
Used vehicle sales, net	$(72)	$(196)	$(450)
_______________
(1)2023 and 2022 includes gains on used vehicles sold as part of the exit of the FMS U.K business of $2 million and $49 million, respectively.

7. OPERATING PROPERTY AND EQUIPMENT, NET

	Estimated Useful Lives (In years)	December 31,
(Dollars in millions)		2024	2023
Land	—	$230	$227
Buildings and improvements	1 — 40	1,124	1,082
Machinery and equipment	2 — 10	1,322	1,219
Other	1 — 30	164	200
		2,840	2,728
Accumulated depreciation		(1,656)	(1,511)
Operating property and equipment, net		$1,184	$1,217

(In millions)	2024	2023	2022
Operating property and equipment depreciation expense (1)	$203	$228	$182
————————————
(1)During 2023 and 2022, we recorded asset impairments of $35 million and $20 million, respectively, related to a SCS customer bankruptcy.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
8. GOODWILL
The carrying amount of goodwill attributable to each business segment with changes therein was as follows:

(In millions)	FMS	SCS	DTS	Total
Balance as of January 1, 2023	$245	$575	$41	$861
Acquisitions (1)	—	79	—	79
Balance as of December 31, 2023	245	654	41	940
Acquisition (1)	15	18	186	219
Foreign currency translation adjustment	—	(1)	—	(1)
Balance as of December 31, 2024	$260	$671	$227	$1,158
_______________
(1)Refer to Note 23, "Acquisitions," for additional information.

9. INTANGIBLE ASSETS, NET

	December 31, 2024
(In millions)	FMS	SCS	DTS	CSS	Total
Indefinite lived intangible assets — Trade name	$—	$—	$—	$9	$9
Finite lived intangible assets, primarily customer relationships (1)	49	495	92	—	636
Accumulated amortization	(47)	(123)	(18)	—	(188)
Total	$2	$372	$74	$9	$457

	December 31, 2023
(In millions)	FMS	SCS	DTS	CSS	Total
Indefinite lived intangible assets — Trade name	$—	$—	$—	$9	$9
Finite lived intangible assets, primarily customer relationships (1)	49	469	8	—	526
Accumulated amortization	(46)	(87)	(6)	—	(139)
Total	$3	$382	$2	$9	$396
 ___________________
(1)Includes $116 million of customer relationships related to the acquisition of CLH Parent Corporation (Cardinal Logistics) in 2024. Includes $127 million of customer relationships related to the acquisition of IFS Holdings, LLC, a holding company for Impact Fulfillment Services, LLC (IFS) in 2023. Refer to Note 23, "Acquisitions," for additional information.

The Ryder trade name has been identified as having an indefinite useful life. We recognized intangible asset amortization expense of $53 million in 2024, of which $51 million is associated with finite lived intangible assets and $2 million relates to the amortization of favorable lease assets recorded in Operating lease right-of-use assets in the Consolidated Balance Sheets. In 2023, we recognized intangible assets amortization expense of $35 million, of which $28 million is associated with finite lived intangible assets and $7 million relates to favorable lease asset amortization. We also wrote-off $10 million of FMS U.K. finite lived intangible assets and the related accumulated amortization as part of the shutdown of those operations in 2023. In 2022, we recognized intangible assets amortization expense of $37 million, of which $32 million is associated with finite lived intangible assets and $5 million relates to favorable lease asset amortization. The future amortization expense for each of the five succeeding years related to all intangible assets that are currently reported in the Consolidated Balance Sheets is estimated to range from $44 - $53 million per year for 2025 - 2029.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
10. ACCRUED EXPENSES AND OTHER LIABILITIES

	December 31, 2024			December 31, 2023
(In millions)	Accrued expenses and other current liabilities	Other non-current liabilities	Total	Accrued expenses and other current liabilities	Other non-current liabilities	Total
Operating lease liabilities (1)	$302	$804	$1,106	$234	$800	$1,034
Deferred revenue	160	440	600	177	368	545
Self-insurance	193	349	542	175	284	459
Salaries and wages	197	—	197	200	—	200
Pension and other employee benefits	26	156	182	27	231	258
Operating taxes	134	—	134	129	—	129
Deferred compensation	7	127	134	6	102	108
Deposits, mainly from customers	67	—	67	68	—	68
Interest	65	—	65	59	—	59
Income taxes	7	—	7	14	—	14
Other	165	78	243	144	86	230
Total	$1,323	$1,954	$3,277	$1,233	$1,871	$3,104
_____________________
(1) Refer to Note 12, "Leases," for further information.

Self-insurance accruals include vehicle liability, workers’ compensation, property damage, cargo, medical and dental, which comprise our self-insurance programs.
Changes to self-insurance accruals consisted of the following:

(In millions)	2024	2023	2022
Balance as of beginning of period	$459	$463	$466
Additions charged to earnings	628	520	497
Employee contributions to medical and dental self-insurance plans	117	103	95
Claim payments and write-offs	(662)	(627)	(595)
Balance as of end of period	$542	$459	$463

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
11. INCOME TAXES
The components of "Earnings from continuing operations before income taxes" and the "Provision for income taxes" from continuing operations in the Consolidated Statements of Earnings were as follows:

(In millions)	2024	2023	2022
Earnings from continuing operations before income taxes
United States	$555	$479	$1,021
Foreign	106	139	195
Total	$661	$618	$1,216

Provision for income taxes
Current tax expense from continuing operations:
Federal	$112	$35	$30
State	15	45	43
Foreign	24	17	14
	151	97	87
Deferred tax expense (income) from continuing operations:
Federal	(13)	88	214
State	28	(8)	23
Foreign	6	35	29
	21	115	266
Total	$172	$212	$353

Federal, state, and foreign net operating losses were utilized to offset current income taxes payable resulting in tax benefits of $10 million, $56 million, and $103 million in 2024, 2023 and 2022, respectively.

A reconciliation of the federal statutory tax rate with the effective tax rate from continuing operations follows:

(Percentage of pre-tax earnings)	2024	2023	2022
Federal statutory tax rate	21.0%	21.0%	21.0%
Impact on deferred taxes for changes in tax rates	0.6%	(0.8)%	(0.4)%
State income taxes, net of federal income tax benefit	5.0%	5.8%	5.1%
Foreign rates varying from federal statutory tax rate	1.2%	2.2%	(5.3)%
FMS U.K. business exit	—%	1.9%	3.2%
Tax contingencies	(0.8)%	(0.2)%	(0.3)%
Tax credits	(1.2)%	(1.8)%	(0.2)%
Other permanent book-tax differences	0.2%	0.9%	0.6%
Change in foreign valuation allowance (1)	(11.9)%	(0.3)%	5.4%
Foreign net operating loss write-off (1)	11.9%	—%	—%
Currency translation adjustment	—%	5.5%	—%
Other	—%	0.1%	—%
Effective tax rate	26.0%	34.3%	29.1%
_______________
(1)The cessation of business activities in a foreign subsidiary during 2024 led to the write-off of the subsidiary's net operating losses and the associated valuation allowance.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Deferred Income Taxes
The components of the net deferred income tax liability were as follows:

	December 31,
(In millions)	2024	2023
Deferred income tax assets:
Self-insurance accruals	$131	$110
Net operating loss carryforwards	33	94
Accrued compensation and benefits	102	87
Pension benefits	35	50
Deferred revenue	23	133
Interest expense limitation	75	28
Other	47	39
	446	541
Valuation allowance	(12)	(87)
	434	454
Deferred income tax liabilities:
Property and equipment basis differences	(1,979)	(2,012)
Intangible assets bases difference	(92)	(65)
Other	(20)	(22)
	(2,091)	(2,099)
Net deferred income tax liability (1)	$(1,657)	$(1,645)
_______________
(1)Deferred tax assets of $14 million and $13 million have been included in "Sales-type leases and other assets" as of December 31, 2024 and 2023.
Changes to the valuation allowance on deferred tax assets consisted of the following:

(In millions)	2024	2023	2022
Balance at January 1	$87	$88	$24
Additions charged to income tax expense	—	—	64
Deductions credited to income tax expense	(75)	(1)	—
Balance as of December 31	$12	$87	$88
As of December 31, 2024, we have a cumulative valuation allowance of $12 million against our deferred tax assets, a net decrease of $75 million from the prior year. The decrease is primarily due to the cessation of all business activities by a foreign subsidiary on December 27, 2024, leading to the write-off of the subsidiary's net operating losses and the associated valuation allowance. The valuation allowance is subject to change in future years based on the availability of future sources of taxable income.
In 2024, we repatriated $14 million of current year earnings from our Mexico subsidiary with minimal tax cost. In 2023, we repatriated $78 million of undistributed earnings from our U.K. subsidiaries. As of December 31, 2024, we continue to consider our U.K. earnings to no longer be indefinitely reinvested and determined that there was no impact to deferred taxes. We consider the historical earnings of Mexico, along with our remaining foreign jurisdictions to be permanently reinvested, which collectively had $653 million of undistributed foreign earnings as of December 31, 2024. Any future repatriations of unremitted earnings could be subject to additional federal, state and foreign income taxes, withholding taxes, and/or the tax impact of foreign currency exchange gains or losses. The determination of the amount of unrecognized deferred tax liability associated with the $653 million of undistributed foreign earnings is not practicable because of the complexities associated with the hypothetical calculations used in evaluating whether we will maintain the indefinite reinvestment assertion on the remaining foreign subsidiaries.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Our carryforwards for net operating losses and tax benefits with the related valuation allowances were as follows:

	December 31, 2024			December 31, 2023
(Dollars in millions)	Carryforwards (1)	Valuation Allowance	Net Carryforwards	Carryforwards (1)	Valuation Allowance	Net Carryforwards
Net operating losses and tax benefits
U.S. Federal jurisdictions (2)	$6	$(3)	$3	$6	$(1)	$5
U.S. Federal jurisdictions (with no expiration)	11	—	11	3	—	3
U.S. State jurisdictions (3)	27	—	27	26	(1)	25
U.S. State jurisdictions (with no expiration)	3	—	3	4	—	4
Foreign jurisdictions (4)	7	(7)	—	82	(82)	—
Foreign jurisdictions (with no expiration)	4	(2)	2	4	(3)	1
Total carryforwards	$58	$(12)	$46	$125	$(87)	$38
_______________
(1)Net operating losses are shown before unrecognized tax benefits.
(2)Expires between the years 2034 to 2037.
(3)Expires between the years 2026 to 2044.
(4)Expires between the years 2031 to 2043.
Amounts in the table may not be additive due to rounding.
U.S. federal net operating loss deductions are limited to 80% of taxable income for losses generated in taxable years beginning after December 31, 2017. As of December 31, 2024, all remaining U.S. federal net operating losses are subject to IRC Section 382 limitations, further reducing the amount available for offset in any given future year.
Uncertain Tax Positions
In many cases, our uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. The following table summarizes these open tax years by jurisdiction:

Jurisdiction	Open Tax Year
United States (Federal)	2018 - 2024
Canada	2013 - 2015, 2017 - 2024
Mexico	2019 - 2024
United Kingdom (discontinued operations)	2023 - 2024
Brazil (discontinued operations)	2020- 2024
The following table summarizes the activity related to unrecognized tax benefits (excluding the federal benefit received from state positions):

(In millions)	2024	2023	2022
Balance at January 1	$32	$34	$38
Additions based on tax positions related to the current year	2	2	2
Reductions due to lapse of applicable statutes of limitation	(8)	(4)	(6)
Total before interest and penalties at December 31	26	32	34
Interest and penalties	3	3	3
Balance at December 31	$29	$35	$37
Of the total unrecognized tax benefits as of December 31, 2024, $24 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods. Unrecognized tax benefits related to federal, state and foreign tax positions may decrease $8 million by December 31, 2025, if audits are completed or tax years close during 2025.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
12. LEASES
Leases as Lessor

The components of revenue from leases were as follows:

(In millions)	2024	2023	2022
Operating leases
Lease income related to ChoiceLease	$1,482	$1,483	$1,490
Lease income related to commercial rental (1)	$928	$1,123	$1,286

Sales-type leases
Interest income related to net investment in leases	$75	$56	$45

Variable lease income excluding commercial rental (1)	$373	$308	$323
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
The components of the net investment in sales-type leases, which are included in "Receivables, net" and "Sales-type leases and other assets" in the Consolidated Balance Sheets, were as follows:

	December 31,
(In millions)	2024	2023
Net investment in the lease - lease payment receivable	$818	$723
Net investment in the lease - unguaranteed residual value in assets	49	43
	867	766
Estimated loss allowance	(5)	(4)
Total	$862	$762

Maturities of sales-type lease receivables as of December 31, 2024, were as follows:

Years ending December 31,	(In millions)
2025	$235
2026	221
2027	181
2028	162
2029	114
Thereafter	141
Total undiscounted cash flows	1,054
Present value of lease payments (recognized as lease receivables)	(818)
Difference between undiscounted cash flows and discounted cash flows	$236

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Operating lease payments expected to be received as of December 31, 2024, were as follows:

Years ending December 31,	(In millions)
2025	$1,289
2026	1,019
2027	775
2028	581
2029	408
Thereafter	323
Total undiscounted cash flows	$4,395
Leases as Lessee

The components of lease expense were as follows:

(In millions)	2024	2023	2022
Finance lease cost
Amortization of right-of-use-assets	$20	$15	$13
Interest on lease liabilities	3	2	2
Operating lease cost	374	271	199
Short-term lease and other	8	10	10
Variable lease cost	54	50	26
Sublease income	(29)	(41)	(39)
Total lease cost	$430	$307	$211
Operating and finance lease ROU assets and lease liabilities included in the Consolidated Balance Sheets were as follows:

	December 31,
	2024		2023
(In millions)	Operating	Finance	Operating	Finance
Noncurrent assets	$1,055	$75	$1,016	$48
Current liabilities	$302	$22	$234	$16
Noncurrent liabilities	$804	$54	$800	$33

	December 31,
	2024	2023
Weighted-average remaining lease term
Operating	5 years	5 years
Finance	4 years	4 years
Weighted-average discount rate
Operating	5.4%	5.1%
Finance	5.1%	5.0%

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Maturities of operating and finance lease liabilities were as follows (in millions):

	Operating Leases	Finance Leases
Years ending December 31,			Total
2025	$352	$25	$376
2026	289	21	310
2027	226	16	242
2028	154	12	166
2029	85	7	91
Thereafter	149	3	152
Total lease payments	1,255	84	1,339
Less: Imputed Interest	(149)	(8)	(157)
Present value of lease liabilities	$1,106	$76	$1,182
________________________
Note: Amounts may not be additive due to rounding.
As of December 31, 2024, we have entered into $22 million of additional facility operating leases that have not yet commenced. The operating leases will commence in 2025 with lease terms of generally 4 to 10 years.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
13. DEBT

	Weighted Average Interest Rate
(Dollars in millions)	December 31, 2024	December 31, 2023	Maturities	December 31, 2024	December 31, 2023
Debt:
Trade receivables financing program	5.06%	5.87%	2025	$20	$50
U.S. commercial paper	4.78%	5.68%	2026	868	572
Unsecured medium-term note issued February 2019	—%	3.65%	2026	—	600
Unsecured medium-term note issued August 2019	—%	2.50%	2026	—	550
Unsecured medium-term note issued April 2020	4.63%	4.63%	2025	400	400
Unsecured medium-term note issued May 2020	3.35%	3.35%	2025	400	400
Unsecured medium-term note issued December 1995	6.95%	6.95%	2025	150	150
Unsecured medium-term note issued November 2021	5.53%	6.15%	2026	300	300
Unsecured medium-term note issued November 2019	2.90%	2.90%	2026	400	400
Unsecured medium-term note issued February 2022	4.27%	4.50%	2027	450	450
Unsecured medium-term note issued May 2022	4.30%	4.30%	2027	300	300
Unsecured medium-term note issued February 2024	5.30%	—%	2027	350	—
Unsecured medium-term note issued February 2023	5.65%	5.65%	2028	500	500
Unsecured medium-term note issued May 2023	5.25%	5.25%	2028	650	650
Unsecured medium-term note issued November 2023	6.30%	6.30%	2028	400	400
Unsecured medium-term note issued February 2024	5.38%	—%	2029	550	—
Unsecured medium-term note issued May 2024	5.50%	—%	2029	300	—
Unsecured medium-term note issued August 2024	4.95%	—%	2029	300	—
Unsecured medium-term note issued November 2024	4.90%	—%	2029	300	—
Unsecured medium-term note issued November 2023	6.60%	6.60%	2033	600	600
Unsecured foreign obligations	—%	2.88%	2024	—	50
Unsecured U.S. obligations	5.14%	4.13%	2027	275	375
Asset-backed U.S. obligations (1)	3.59%	3.40%	2025-2030	252	382
Finance lease obligations and other			2025-2031	76	49
				7,841	7,178
Fair market value adjustment on medium-term notes (2)				(25)	(34)
Debt issuance costs and original issue discounts				(37)	(30)
Total debt (3)				7,779	7,114
Short-term debt and current portion of long-term debt				(1,120)	(1,583)
Long-term debt				$6,659	$5,531
_______________
(1)Asset-backed U.S. obligations are financing transactions backed by a portion of our revenue earning equipment.
(2)Included in "Other non-current liabilities" within the Consolidated Balance Sheets. The notional amount of the executed interest rate swaps designated as fair value hedges was $500 million as of both December 31, 2024 and 2023.
(3)The unsecured medium-term notes bear semi-annual interest.

The fair value of total debt (excluding finance lease and asset-backed U.S. obligations) was approximately $7.6 billion and $6.8 billion as of December 31, 2024 and 2023, respectively. For publicly-traded debt, estimates of fair value were based on market prices. For other debt, fair value was estimated based on a model-driven approach using rates currently available to us for debt with similar terms and remaining maturities. The fair value measurements of our publicly-traded debt and our other debt were classified within Level 2 of the fair value hierarchy.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Debt Proceeds and Repayments

The following table includes our debt proceeds and repayments in 2024:

(In millions)	Debt Proceeds		Debt Repayments
Medium-term notes (1)	$1,789	Medium-term notes	$1,150
U.S. and foreign term loans, finance lease obligations and other	—	U.S. and foreign term loans, finance lease obligations and other	329
Total debt proceeds	$1,789	Total debt repaid	$1,479
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
Contractual maturities of total debt, excluding finance lease obligations, are as follows:

Years ending December 31,	(In millions)
2025	$1,099
2026	1,641
2027	1,388
2028	1,565
2029	1,472
Thereafter	600
Total	7,765
Finance lease obligations (Refer to Note 12, "Leases")	76
Total long-term debt	$7,841

Credit Arrangements

Our borrowing capacity under the revolving credit facility and trade receivables financing program was as follows:

	December 31, 2024
(In millions)	Borrowing Capacity	Outstanding	Available
Revolving credit facility	$1,400	$868	$532
Trade receivables financing facility (1)	300	119	181
Total	$1,700	$987	$713
_______________
(1)Includes borrowings of $20 million and letters of credit outstanding of $99 million.

Revolving Credit Facility

We maintain a $1.4 billion committed revolving credit facility, which supports U.S. and Canadian commercial paper programs, with a syndicate of eleven lending institutions that expires in December 2026. The agreement provides for annual facility fees which range from 7.0 to 17.5 basis points based on our long-term credit ratings. The annual facility fee is 10.0 basis points as of December 31, 2024. The credit facility is primarily used to finance working capital and vehicle purchases, but can also be used to issue up to $75 million in letters of credit (there were no letters of credit outstanding against the facility as of December 31, 2024). At our option, the interest rate on borrowings under the credit facility is based on specific risk-free rates. The credit facility contains no provisions limiting its availability in the event of a material adverse change to our business operations; however, the credit facility does contain standard representations and warranties, events of default, cross-default provisions, and certain affirmative and negative covenants.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our revolving credit facility enables us to refinance short-term obligations on a long-term basis. Short-term commercial paper obligations are classified as long-term as we have both the intent and ability to refinance on a long-term basis.
Trade Receivables Financing Program

We maintain a $300 million trade receivables purchase and sale program, pursuant to which we sell certain of our domestic trade accounts receivable to a bankruptcy remote, consolidated subsidiary of Ryder, that in turn sells, on a revolving basis, an ownership interest in certain of these accounts receivable to a committed purchaser. The subsidiary is considered a VIE and is consolidated based on our control of the entity’s activities. We use this program to provide additional liquidity to fund our operations, particularly when it is cost effective to do so. The costs under the program may vary based on changes in interest rates. The credit facility has a commitment fee of 35 to 45 basis points dependent on the utilization of the credit facility, which includes both borrowings and letters of credit that are supported by the credit facility. Borrowings bear interest at a variable interest rate based on the 30-day term SOFR rate plus 90 basis points or the A1/P1 commercial paper yield rate plus 80 basis points. In April 2024, we extended the trade receivables financing program until April 2025.

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

As of December 31, 2024 and 2023, we had letters of credit and surety bonds outstanding, which primarily guarantee various insurance activities as noted in the following table:

	December 31,
(In millions)	2024	2023
Letters of credit	$292	$301
Surety bonds	$191	$165

15. SHARE REPURCHASE PROGRAMS

We currently maintain two share repurchase programs approved by our board of directors. The first program authorized management to repurchase up to 2 million shares issued to employees under our employee stock plans since August 31, 2023, under an anti-dilutive program (the "2023 Anti-Dilutive Program"). The second program grants management discretion to repurchase up to 2 million shares of common stock over a period of two years under a new discretionary share repurchase program (the "October 2024 Discretionary Program"). Share repurchases under both programs can be made from time to time using our working capital and other borrowing sources. Shares are repurchased under open-market transactions and trading plans established pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The timing and actual number of shares repurchased are subject to market conditions, legal requirements and other factors, including balance sheet leverage, availability of acquisitions and stock price.

The discretionary share repurchase programs are designed to provide management with capital structure flexibility while concurrently managing objectives related to balance sheet leverage, acquisition opportunities, and shareholder returns. The anti-dilutive share repurchase programs are designed to mitigate the dilutive impact of shares issued under our employee stock plans. Shares are retired upon repurchase.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table provides the activity for shares repurchased and retired:

	2024		2023		2022
(In millions)	Shares	Amount	Shares	Amount	Shares	Amount
2023 Anti-Dilutive Program (1)	0.7	$83	0.1	$11	—	$—
2021 Anti-Dilutive Program (expired in October 2023)	—	—	1.0	96	0.9	78
Anti-Dilutive Programs	0.7	83	1.1	107	0.9	78

October 2024 Discretionary Program (2)	0.2	33	—	—	—	—
October 2023 Discretionary Program (expired in September 2024)	1.6	205	0.4	44	—	—
February 2023 Discretionary Program (expired in September 2023)	—	—	2.0	186	—	—
2021 Discretionary Program (expired in November 2022)	—	—	—	—	2.0	179
Discretionary Programs	1.8	238	2.4	230	2.0	179

2022 Accelerated share repurchase program (expired in September 2022)	—	—	—	—	4.0	300
Total	2.5	$321	3.6	$337	7.0	$557
_____________________
(1)Program commenced October 2023 and expires October 2025.
(2)Program commenced October 2024 and expires October 2026.

Amounts in the table may not be additive due to rounding.

16. ACCUMULATED OTHER COMPREHENSIVE LOSS

Comprehensive income presents a measure of all changes in shareholders’ equity except for changes resulting from transactions with shareholders in their capacity as shareholders. The following summary sets forth the components of Accumulated other comprehensive loss, net of taxes:

(In millions)	Currency Translation Adjustments	Net Actuarial (Loss) Gain and Prior Service Costs	Unrealized (Loss) Gain from Cash Flow Hedges	Accumulated Other Comprehensive (Loss) Gain
December 31, 2022	$(238)	$(566)	$8	$(796)
Other comprehensive (loss) income, net of taxes, before reclassifications	37	(91)	(1)	(55)
Amounts reclassified from AOCI, net of taxes	183	20	(7)	196
Net current-period Other comprehensive (loss) income, net of taxes	220	(71)	(8)	141
December 31, 2023	(18)	(637)	—	(655)
Other comprehensive (loss) income, net of taxes, before reclassifications	(76)	17	5	(54)
Amounts reclassified from AOCI, net of taxes	(2)	23	(4)	17
Net current-period Other comprehensive (loss) income, net of taxes	(78)	40	1	(37)
December 31, 2024	$(96)	$(597)	$1	$(692)

In 2023, we recognized a non-cash, cumulative currency translation adjustment loss of $183 million, net of tax, as a result of the FMS U.K. business exit, which is included in "Currency translation adjustment loss" in our Consolidated Statements of Earnings. The cumulative currency translation adjustment loss had no impact on our consolidated financial position or cash flows.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
17. EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per common share from continuing operations:

(Dollars in millions, except per share amounts; share amounts in thousands)	2024	2023	2022
Earnings per common share — Basic
Earnings from continuing operations	$489	$406	$863
Less: Distributed and undistributed earnings allocated to unvested stock	(3)	(2)	(5)
Earnings from continuing operations available to common shareholders	$486	$404	$858

Weighted average common shares outstanding	43,079	45,383	49,549

Earnings from continuing operations per common share — Basic	$11.29	$8.89	$17.32

Earnings per common share — Diluted
Earnings from continuing operations	$489	$406	$863
Less: Distributed and undistributed earnings allocated to unvested stock	—	—	—
Earnings from continuing operations available to common shareholders — Diluted	$489	$406	$863

Weighted average common shares outstanding — Basic	43,079	45,383	49,549
Effect of dilutive equity awards	1,155	1,104	1,337
Weighted average common shares outstanding — Diluted	44,234	46,486	50,887

Earnings from continuing operations per common share — Diluted	$11.06	$8.73	$16.96

Anti-dilutive equity awards not included in diluted EPS	66	825	662
____________________
Amounts in the table may not recalculate due to rounding of earnings and shares.

18. SHARE-BASED COMPENSATION PLANS

The following table provides information on Share-based compensation expense and related income tax benefits recognized:

(In millions)	2024	2023	2022
Unvested stock awards	$40	$42	$44
Stock option and employee stock purchase plans	2	2	2
Share-based compensation expense	42	44	46
Income tax benefit	(5)	(6)	(6)
Share-based compensation expense, net of tax	$37	$38	$40

Total unrecognized pre-tax compensation expense related to share-based compensation arrangements as of December 31, 2024 was $38 million and is expected to be recognized over a weighted-average period of approximately 1.7 years. The total fair value of equity awards vested was $33 million, $41 million, and $31 million, during 2024, 2023, and 2022, respectively. The total cash received from employees under all share-based employee compensation arrangements, net of shares withheld for taxes, was $10 million, $2 million, and $14 million during 2024, 2023, and 2022, respectively.

Share-Based Incentive Awards

Share-based incentive awards are provided to employees under the terms of various share-based compensation plans (collectively, the Plans). The Plans are administered by the compensation committee of the board of directors and principally include grants of RSUs.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Restricted Stock Units

RSUs entitle the holder to receive one share of Ryder common stock for each RSU granted. Under the terms of our Plans, dividends on RSUs are paid only upon vesting of the award, and the amount of dividends paid is equal to the aggregate dividends declared on common shares during the period from the date of grant of the award until the date the shares underlying the award are delivered. The common stock underlying RSUs is not deemed issued or outstanding upon grant, and does not carry any voting rights. As of December 31, 2024, there are 7.8 million shares authorized for issuance under the Plans and 2.8 million shares remaining available for future grants.

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
In 2024, 2023, and 2022, PBRSRs were awarded based on adjusted return on equity (ROE), strategic revenue growth (SRG), and free cash flow (FCF). Our TSR will be compared against the TSR of each of the companies in a custom peer group to determine our TSR percentile rank versus this custom peer group. The number of PBRSRs will then be adjusted based on this rank.

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

The following is a summary of activity for RSUs as of and for the year ended December 31, 2024:

	Time-Vested (1)		Performance-Based (2)
(Shares in millions)	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Unvested stock awards at January 1, 2024	0.7	$75.55	0.4	$82.11
Granted	0.2	119.22	0.1	121.10
Vested	(0.3)	76.41	(0.1)	69.73
Unvested stock awards at December 31, 2024	0.6	$86.37	0.4	$97.81
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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
We have not granted stock option awards since 2019. The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option-pricing valuation model. We use historical data to estimate stock option forfeitures. The following table summarizes the activity related to our stock option awards:

(Option awards and aggregate intrinsic value in millions)	Number of Option Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Outstanding and exercisable as of December 31, 2023	0.9	$72.37	3.1	$37
Exercised	(0.2)	87.64
Outstanding and exercisable as of December 31, 2024	0.7	$67.33	2.5	$58
_____________
(1)    The intrinsic value represents the amount by which the fair value of our stock price exceeds the option exercise price, multiplied by the number of in-the-money options.

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

The following table presents the shares purchased and the related weighted-average purchase price under the ESPP:

	2024 (1)	2023	2022
Shares purchased	120,000	152,000	171,000
Weighted average purchase price	$114.84	$82.81	$65.50
_____________
(1)    As of December 31, 2024, there were 7.5 million shares authorized for issuance and 1.4 million shares remaining available to be purchased in the future.

19. EMPLOYEE BENEFIT PLANS

Pension Plans

We historically sponsored several defined benefit pension plans covering most employees not covered by union-administered plans, including certain employees in foreign countries. These plans generally provided participants with benefits based on years of service and career-average compensation levels.

In past years, we made amendments to defined benefit retirement plans that froze the retirement benefits for non-grandfathered and certain non-union employees in the U.S., Canada and the U.K. As of December 31, 2024, our U.S., Canadian and U.K. pension plans are frozen for all remaining active employees. These employees have ceased accruing further benefits under the defined benefit pension plans and began receiving benefits under enhanced defined contribution plans. All pension benefits earned were fully preserved and will be paid in accordance with plan and legal requirements. We maintain an active $11 million statutory unfunded pension plan in Mexico.

In September 2023, we executed a bulk annuity contract with a U.K. insurance company to fully settle our $250 million U.K. pension benefit obligation. We are targeting a pension plan termination in April 2026. The bulk annuity transaction will not impact to our financial position or statement of earnings until we terminate the pension plan.

We also have a non-qualified supplemental pension plan covering certain U.S. employees, which provides for incremental pension payments so that the participants' payments equal the amounts that could have been received under our qualified pension plan if it were not for limitations imposed by income tax regulations. The accrued pension liability related to this plan was $43 million and $45 million as of December 31, 2024 and 2023, respectively.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Net Pension Expense

Components of net pension expense for defined benefit pension plans were as follows:

(In millions)	2024	2023	2022
Company-administered plans:
Service cost	$1	$1	$1
Interest cost	86	90	63
Expected return on plan assets	(76)	(77)	(74)
Amortization of net actuarial loss and prior service cost	31	27	21
Net pension expense	$42	$41	$11

Company-administered plans:
U.S.	$29	$31	$13
Non-U.S.	13	10	(2)
Net pension expense	$42	$41	$11

Non-operating pension costs, net include the amortization of net actuarial loss and prior service cost, interest cost and expected return on plan assets components of pension and postretirement benefit costs, as well as any significant charges for settlements or curtailments if recognized.

The following table sets forth the weighted-average actuarial assumptions used in determining our annual net pension expense:

	U.S. Plans			Non-U.S. Plans
	2024	2023	2022	2024	2023	2022
Discount rate	5.15%	5.50%	2.95%	4.25%	5.05%	2.14%
Expected long-term rate of return on plan assets	5.40%	5.40%	3.60%	3.97%	3.80%	2.79%
Gain and loss amortization period (years)	20	20	21	24	24	25

The return on plan assets assumption reflects the weighted-average of the expected long-term rates of return for the broad categories of investments held in the plans net of fees. The expected long-term rate of return is adjusted when there are fundamental changes in expected returns or in asset allocation strategies of the plan assets.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Obligations and Funded Status

The following table sets forth the benefit obligations, assets and funded status associated with our pension plans:

(In millions)	2024	2023
Change in benefit obligations:
Benefit obligations at January 1	$1,858	$1,705
Service cost	1	1
Interest cost	86	90
Actuarial loss (gain)	(127)	155
Pension curtailment and settlement	—	—
Benefits paid	(180)	(111)
Foreign currency exchange rate changes	(10)	18
Benefit obligations at December 31	1,628	1,858

Change in plan assets:
Fair value of plan assets at January 1	1,642	1,600
Actual return on plan assets	(28)	114
Employer contribution	56	21
Benefits paid	(180)	(111)
Foreign currency exchange rate changes	(9)	18
Fair value of plan assets at December 31	1,481	1,642
Funded status	$(147)	$(216)
Funded percent	91%	88%

The funded status of our pension plans was presented in the Consolidated Balance Sheets as follows:

	December 31,
(In millions)	2024	2023
Noncurrent asset	$2	$7
Current liability	(4)	(4)
Noncurrent liability	(145)	(219)
Net amount recognized	$(147)	$(216)
Amounts recognized in Accumulated other comprehensive loss (pre-tax) consisted of:

	December 31,
(In millions)	2024	2023
Prior service cost	$26	$26
Net actuarial loss	777	830
Net amount recognized	$803	$856

In 2025, we expect to amortize $30 million of net actuarial loss and prior service cost as a component of pension expense.

The following table sets forth the weighted-average actuarial assumptions used in determining funded status:

	U.S. Plans December 31,		Non-U.S. Plans December 31,
	2024	2023	2024	2023
Discount rate	5.65%	5.15%	5.22%	4.25%

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
As of December 31, 2024 and 2023, our total accumulated benefit obligations, as well as our pension plan obligations (projected benefit obligations (PBO) and accumulated benefit obligations (ABO)) in excess of the fair value of the related plan assets, for our U.S. and foreign plans were as follows:

	U.S. Plans December 31,		Non-U.S. Plans December 31,		Total December 31,
(In millions)	2024	2023	2024	2023	2024	2023
Total accumulated benefit obligations	$1,284	$1,444	$341	$411	$1,625	$1,855
Plans with pension obligations in excess of plan assets:
PBO	1,284	1,444	285	352	1,569	1,796
ABO	1,284	1,444	283	349	1,567	1,793
Fair value of plan assets	1,154	1,241	—	—	1,154	1,241
Investment Policy and Fair Value of Plan Assets
We have a liability hedging investment strategy for our qualified pension plans that reduces the volatility of our pension assets relative to our pension liabilities. The overall objective is to achieve attractive risk-adjusted returns that will balance the liquidity requirements related to the plans’ liabilities while striving to minimize the risk of significant funded status deterioration. As the funded status of each plan improves, we (1) gradually increase the liability hedging portfolio, which consists of high quality, longer-term fixed income securities and (2) reduce our allocation of equity investments. The plans utilize several investment strategies, including actively and passively managed fixed income strategies and passively managed equity strategies. The investment policy establishes targeted allocations for each asset class that incorporate measures of asset and liability risks. Deviations between actual pension plan asset allocations and targeted asset allocations may occur as a result of investment performance and changes in the funded status from time to time. Rebalancing of our pension plan asset portfolios is evaluated periodically and rebalanced if actual allocations exceed an acceptable range. U.S. plans account for approximately 78% of our total pension plan assets. Fixed income and equity securities in our international plans include actively and passively managed funds.

The following table presents the fair value of each major category of pension plan assets and the level of inputs used to measure fair value:

(In millions)	December 31, 2024
Asset Category	Total	Level 1	Level 2	Level 3
Commingled funds:
Equity funds	$166	$—	$166	$—
Fixed income funds	57	—	57	—
Fixed income securities	879	—	879	—
Alternative investments:
Private equity fund	34	—	—	34
Hedge fund	58	—	—	58
Bulk annuity contract	263	—	—	263
Cash and cash equivalents	24	—	24	—
Total	$1,481	$—	$1,126	$355

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In millions)	December 31, 2023
Asset Category	Total	Level 1	Level 2	Level 3
Commingled funds:
Equity funds	$155	$—	$155	$—
Fixed income funds	70	—	65	5
Fixed income securities	969	—	969	—
Alternative investments:
Private equity fund	38	—	—	38
Hedge fund	67	—	—	67
Bulk annuity contract	327	—	—	327
Cash and cash equivalents	16	—	16	—
Total	$1,642	$—	$1,205	$437

The following is a description of the valuation methodologies used for our pension assets as well as the level of input used to measure fair value:

Commingled funds — These investments include index common collective trusts that track U.S.equity indices and U.S. income indices. The collective investment trusts were valued at the unit prices established by the funds’ sponsors based on the fair value of the assets underlying the funds. Since the units of the funds are not actively traded, the fair value measurements have been classified within Level 2 of the fair value hierarchy.

Fixed income securities — These investments include investment grade bonds of U.S. issuers from diverse industries, government issuers, index common collective trusts that track the Barclays Aggregate Index and other fixed income investments. Fair values for the corporate bonds were valued using third-party pricing services. These sources determine prices utilizing market income models which factor in, where applicable, transactions of similar assets in active markets, transactions of identical assets in infrequent markets, interest rates, bond or credit default swap spreads and volatility. Since the corporate bonds are not actively traded, the fair value measurements have been classified within Level 2 of the fair value hierarchy. The common collective trusts were valued at the unit prices established by the funds’ sponsors based on the fair value of the assets underlying the funds. Since the units of the funds are not actively traded, the fair value measurements have been classified within Level 2 of the fair value hierarchy. The other investments are not actively traded and fair values are estimated using bids provided by brokers, dealers or quoted prices of similar securities with similar characteristics or pricing models. Therefore, the other investments have been classified within Level 2 of the fair value hierarchy.

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

Cash and Cash Equivalent - These investments include short-term investments, such as obligations of the U.S. Government and its agencies, and related money market instruments held in a collective investment trust structure. The collective investment trusts were valued at the unit prices established by the funds’ sponsors based on the fair value of the assets underlying the funds. Since the units of the funds are not actively traded, the fair value measurements have been classified within Level 2 of the fair value hierarchy.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table presents a summary of changes in the fair value of the pension plans’ Level 3 assets:

(In millions)	2024	2023
Beginning balance at January 1	$437	$115
Return on plan assets:
Relating to assets still held at the reporting date	(47)	(3)
Purchases, sales, settlements and expenses	(35)	325
Ending balance at December 31	$355	$437
Funding Policy and Contributions

The funding policy for these plans is to make contributions when required by statute. We may, from time to time, make voluntary contributions to our pension plans, which exceed the amount required by statute. The majority of the plans’ assets are invested in a master trust that, in turn, is invested primarily in commingled funds and fixed income securities. During 2024, total global pension contributions were $56 million, which includes the prefunding of $50 million in future required contributions to our U.S. pension plan, compared with $21 million in 2023. We estimate total 2025 required contributions to our pension plans to be approximately $13 million, and we do not expect to make voluntary contributions.

Estimated Future Benefits Payments

The following table details pension benefits expected to be paid in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter:

(In millions)
2025	$139
2026	137
2027	134
2028	129
2029	127
2030-2034	598

Savings Plans
Employees who are not covered by union-administered plans are generally eligible to participate in enhanced savings plans. These plans provide for (1) a company contribution even if employees do not make contributions for employees hired before January 1, 2016, (2) a company match of employee contributions of eligible pay, subject to tax limits and (3) a discretionary company match. Savings plan costs totaled $49 million, $48 million and $49 million in 2024, 2023 and 2022, respectively.

Deferred Compensation and Long-Term Compensation Plans
We have deferred compensation plans that permit eligible U.S. employees, officers and directors to defer a portion of their compensation. The deferred compensation liability, including Ryder matching amounts and accumulated earnings, was $133 million and $108 million as of December 31, 2024 and 2023, respectively.

We have established grantor trusts (Rabbi Trusts) to provide funding for benefits payable under the supplemental pension plan, deferred compensation plans and long-term incentive compensation plans. The assets held in the trusts were $134 million and $109 million as of December 31, 2024 and 2023, respectively. The Rabbi Trusts’ assets consist of short-term cash investments and mutual funds that invest in debt and equity securities, including our common stock. These assets, except for the investment in our common stock, are included in “Sales-type leases and other assets” because they are available to our general creditors in the event of insolvency. The equity securities are classified as trading securities and stated at fair value. The realized and unrealized investment income (loss) recognized in "Miscellaneous income, net" was $20 million income for 2024, $17 million income for 2023 and $15 million loss for 2022. The Rabbi Trusts’ investments in our common stock as of both December 31, 2024 and 2023 were not material. Investments held in Rabbi Trusts are assets measured at fair value on a recurring basis. All investments are considered Level 1 of the fair value hierarchy.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
20. OTHER ITEMS IMPACTING COMPARABILITY

Our primary measure of segment performance as shown in Note 3, "Segment Reporting," excludes certain items we do not believe are representative of the ongoing operations of the segment. Excluding these items from our segment measure of performance allows for better year over year comparison:

	Years ended December 31,
(In millions)	2024	2023	2022
Acquisition costs (1)	7	2	6
FMS U.K. business exit (2)	—	(32)	(82)
Currency translation adjustment loss	—	188	—
Other, net (1) (3)	6	(1)	(7)
Other items impacting comparability, net	$13	$157	$(83)
________________________
(1)Included within "Restructuring and other items, net" in our Consolidated Statements of Earnings.
(2)Primarily included within "Restructuring and other items, net" in our Consolidated Statements of Earnings. In 2023, primarily reflects commercial claims proceeds, net of fees. In 2022, primarily reflects gains on sale of U.K. revenue earnings equipment and properties, and commercial claims proceeds, net of fees, offset by severance and other costs.
(3)In 2024, primarily reflects severance costs associated with cost savings initiatives in all three segments. In 2022, primarily includes expenses associated with the ChoiceLease liability insurance program which we exited in 2020.

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

Securities Litigation Relating to Residual Value Estimates

As previously disclosed, on May 20, 2020, a putative class action on behalf of purchasers of our securities who purchased or otherwise acquired their securities between 2015 and 2020 was commenced against Ryder and certain of our current and former officers (the "Securities Class Action"). The complaint alleged, among other things, that the defendants misrepresented Ryder's depreciation policy and residual value estimates for its vehicles. In May 2023, the parties reached an agreement in principle to settle the Securities Class Action, and in November 2024 the court approved the settlement and dismissed the case with prejudice. Those orders are now final. We expect that the settlement amount will be covered by insurance, and accordingly is not material to our financial position or results of operations.

Between June 2020 and February 2021, five shareholder derivative complaints were filed against certain of our current and former officers and directors (the "Derivative Cases"). The Derivative Cases are generally based on the allegations set forth in the Securities Class Action and allege breach of fiduciary duties, unjust enrichment and waste of corporate assets. In September 2023, the parties reached an agreement in principle to resolve the Derivative Cases in exchange for certain specified corporate reforms. On January 21, 2025, the court entered an order preliminarily approving the settlement and authorizing the notice of settlement. A hearing to determine whether the court should issue a final order approving the proposed settlement has been scheduled for April 1, 2025. We expect that any settlement amount of plaintiffs' attorneys' fees and expenses in connection with the settlement of the Derivative Cases will be covered by insurance, and accordingly is not material to our financial position or results of operations.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Environmental Matters

Our operations involve storing and dispensing petroleum products, primarily diesel fuel, regulated under environmental protection laws. These laws require us to eliminate or mitigate the effect of such substances on the environment. In response to these requirements, we continually upgrade our operating facilities and implement various programs to detect and minimize contamination. In addition, we have received notices from the EPA and others that we have been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act; the Superfund Amendments and Reauthorization Act; and similar state statutes. We may be required to share in the cost of cleanup of 22 identified disposal sites and have established loss provisions for matters in which losses are probable and can be reasonably estimated. We believe that the resolution of these matters will not have a material effect on our consolidated financial statements.

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

22. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information was as follows:

	As of and for the Years Ended December 31,
(In millions)	2024	2023	2022
Interest paid	$372	$269	$214
Income taxes paid	$207	$96	$115
Cash paid for operating lease liabilities	$359	$249	$184
Right-of-use assets obtained in exchange for lease obligations:
Finance leases	$46	$26	$12
Operating leases	$148	$477	$340
Capital expenditures acquired but not yet paid	$263	$244	$199

23. ACQUISITIONS
On February 1, 2024, we acquired all the outstanding equity of Cardinal Logistics for a purchase price of $302 million. Cardinal Logistics is a leading customized dedicated contract carrier in North America, providing dedicated fleets and professional drivers, as well as complementary freight brokerage services, last-mile delivery and contract logistics services. We expect that the acquisition will increase our scale and network density and further advance our strategy to accelerate growth in DTS.
The purchase price allocation of estimated fair values reflected were finalized, resulting in additions of goodwill and intangible assets of $200 million and $116 million, respectfully, for the Cardinal Logistics acquisition. None of the goodwill is expected to be deductible for income tax purposes.
During 2024, we also acquired a business in our FMS segment for a purchase price of $15 million.
On November 1, 2023, we acquired all the outstanding equity of IFS, which specializes in contract packaging, contract manufacturing and warehousing, primarily in the consumer packaged goods, retail, and healthcare industries, for an approximate purchase price of $254 million. The purchase price allocation of estimated fair values reflected were finalized, resulting in additions to goodwill and intangible assets of $83 million and $127 million, respectively. The acquisition was included within the consumer packaged goods industry vertical in our SCS business segment and expands the product offerings that we can offer to our customers. All of the goodwill is expected to be deductible for income tax purposes. All of the intangible assets acquired relates to customer relationship and is expected to be amortized over 11 to 15 years.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including Ryder’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2024, Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective.
Management’s Report on Internal Control over Financial Reporting
We excluded Cardinal Logistics from our assessment of internal control over financial reporting as of December 31, 2024, because it was acquired in a purchase business combination during the year ended December 31, 2024. The total assets and total revenues of Cardinal Logistics, a wholly-owned subsidiary, represented 1.9% and 7.8%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2024.
Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set out in Item 8 of Part II of this Form 10-K Annual Report.
Changes in Internal Controls over Financial Reporting
During the three months ended December 31, 2024, there were no changes in Ryder’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect such internal control over financial reporting.

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

Code of Ethics
Ryder has adopted a code of ethics, the Principles of Business Conduct applicable to all employees, including its Chief Executive Officer. Our code of ethics is available through the Investor Relations area of our website at investors.ryder.com.
Insider Trading Policy
Ryder has adopted insider trading policies and procedures governing the purchase, sale and other dispositions of its securities by directors, officers and employees that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable listing standards. This summary is qualified by reference to the full text of our insider trading policy, which is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table includes information as of December 31, 2024, about certain plans that provide for the issuance of common stock in connection with the exercise of stock options and other share-based awards.

Plans	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (a)
	(a)		(b)		(c)
Equity compensation plans approved by security holders:
Broad based employee and non-employee directors' stock plan	1,649,238	(1)	$67.33	(2)	2,840,310	(3)
Employee stock purchase plan	—		—		1,433,289
Total	1,649,238		$67.33		4,273,599
_______________
(1)Includes broad based employee stock options and other share-based awards of 650,406 stock options, 412,132 time-vested restricted stock units and 314,792 performance-based restricted stock units calculated at target. Includes non-employee directors' units of 267,189 time-vested restricted stock units, as well as 4,719 time-vested restricted stock units awarded to non-executive directors and vested but not exercisable until six months after the director's retirement. Refer to Note 18, "Share-Based Compensation Plans", for additional information.
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

3.2	The Ryder System, Inc. By-Laws, as amended on October 9, 2024.
4.1	Ryder hereby agrees, pursuant to paragraph (b)(4)(iii) of Item 601 of Regulation S-K, to furnish the Commission with a copy of any instrument defining the rights of holders of long-term debt of Ryder, where such instrument has not been filed as an exhibit hereto and the total amount of securities authorized there under does not exceed 10% of the total assets of Ryder and its subsidiaries on a consolidated basis.
4.2	The First Supplemental Indenture between Ryder System, Inc. and The Chase Manhattan Bank (National Association) dated October 1, 1987, previously filed with the Commission as an exhibit to Ryder's Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated by reference into this report.
4.3	The Form of Indenture between Ryder System, Inc. and The Chase Manhattan Bank (National Association) dated as of May 1, 1987, and supplemented as of November 15, 1990 and June 24, 1992, filed with the Commission on July 30, 1992 as an exhibit to Ryder's Registration Statement on Form S-3 (No. 33-50232), is incorporated by reference into this report.
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
10.41
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

10.43*	The Form of Amended and Restated Severance Agreement for Executive Officers (other than the Chief Executive Officer)
10.44*	The Form of Amended and Restated Severance Agreement for the Chief Executive Officer
19.1	Ryder System, Inc. Insider Trading Policy
21.1	List of subsidiaries of the registrant, with the state or other jurisdiction of incorporation or organization of each, and the name under which each subsidiary does business.
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

31.1	Certification of Robert E. Sanchez pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of Cristina Gallo-Aquino pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32	Certification of Robert E. Sanchez and Cristina Gallo-Aquino pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350.
97.1	The Ryder System, Inc Policy for the Recoupment of Erroneously Awarded Compensation from Executive Officers
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
___________________
* Management contract or compensation plan arrangement pursuant to Item 601(b)(10) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 12, 2025	RYDER SYSTEM, INC.

By: /s/ ROBERT E. SANCHEZ
Robert E. Sanchez
Chair and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 12, 2025	By: /s/ ROBERT E. SANCHEZ
Robert E. Sanchez
Chair and Chief Executive Officer
(Principal Executive Officer)

Date:	February 12, 2025	By: /s/ CRISTINA GALLO-AQUINO
Cristina Gallo-Aquino
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date:	February 12, 2025	By: ROBERT J. ECK *
Robert J. Eck
Director

Date:	February 12, 2025	By: ROBERT A. HAGEMANN *
Robert A. Hagemann
Director

Date:	February 12, 2025	By: MICHAEL F. HILTON*
Michael F. Hilton
Director

Date:	February 12, 2025	By: TAMARA L. LUNDGREN*
Tamara L. Lundgren
Director

Date:	February 12, 2025	By: LUIS P. NIETO, JR. *
Luis P. Nieto, Jr.
Director

Date:	February 12, 2025	By: DAVID G. NORD *
David G. Nord
Director

Date:	February 12, 2025	By: ABBIE J. SMITH *
Abbie J. Smith
Director

Date:	February 12, 2025	By: E. FOLLIN SMITH *
E. Follin Smith
Director

Date:	February 12, 2025	By: DMITRI L. STOCKTON *
Dmitri L. Stockton
Director

Date:	February 12, 2025	By: CHARLES M. SWOBODA *
Charles M. Swoboda
Director

Date:	February 12, 2025	*By: /s/ ROBERT D. FATOVIC
Robert D. Fatovic
Attorney-in-Fact, pursuant to a power of attorney