Form 10-Q
period 2025-03-31
RYDER SYSTEM INC
filed 2025-04-23
CIK 85961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No   ☑
The number of shares of Ryder System, Inc. Common Stock outstanding at March 31, 2025, was 41,340,792.

RYDER SYSTEM, INC.
FORM 10-Q QUARTERLY REPORT

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(unaudited)

	Three months ended March 31,
(In millions, except per share amounts)	2025	2024
Services revenue	$2,080	$2,038
Lease & related maintenance and rental revenue	945	936
Fuel services revenue	106	124
Total revenue	3,131	3,098

Cost of services	1,772	1,743
Cost of lease & related maintenance and rental	648	669
Cost of fuel services	104	121
Selling, general and administrative expenses	368	378
Non-operating pension costs, net	9	11
Used vehicle sales, net	(9)	(20)
Interest expense	100	92
Miscellaneous loss (income), net	6	(15)
Restructuring and other items, net	(1)	5
	2,997	2,984

Earnings from continuing operations before income taxes	134	114
Provision for income taxes	36	29
Earnings from continuing operations	98	85
Loss from discontinued operations, net of tax	—	—
Net earnings	$98	$85

Earnings per common share — Basic
Continuing operations	$2.33	$1.93
Discontinued operations	(0.01)	—
Net earnings	$2.32	$1.93

Earnings per common share — Diluted
Continuing operations	$2.29	$1.89
Discontinued operations	(0.01)	—
Net earnings	$2.27	$1.89
See accompanying Notes to Condensed Consolidated Financial Statements.
Note: EPS amounts may not be additive due to rounding.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three months ended March 31,
(In millions)	2025	2024
Net earnings	$98	$85
Other comprehensive income:
Changes in cumulative translation adjustment and unrealized gains (loss) from cash flow hedges	1	(5)

Amortization of pension and postretirement items	7	8
Income tax expense related to amortization of pension and postretirement items	(1)	(2)
Amortization of pension and postretirement items, net of taxes	6	6

Other comprehensive income, net of taxes	7	1

Comprehensive income	$105	$86
See accompanying Notes to Condensed Consolidated Financial Statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(In millions, except share amounts)	March 31, 2025	December 31, 2024
Assets:
Current assets:
Cash and cash equivalents	$151	$154
Receivables, net	1,825	1,861
Prepaid expenses and other current assets	352	448
Total current assets	2,328	2,463
Revenue earning equipment, net	9,140	9,206
Operating property and equipment, net of accumulated depreciation of $1,582 and $1,656	1,186	1,184
Goodwill	1,161	1,158
Intangible assets, net	443	457
Operating lease right-of-use assets	1,013	1,055
Sales-type leases and other assets	1,150	1,149
Total assets	$16,421	$16,672

Liabilities and shareholders' equity:
Current liabilities:
Short-term debt and current portion of long-term debt	$1,114	$1,120
Accounts payable	864	828
Accrued expenses and other current liabilities	1,219	1,323
Total current liabilities	3,197	3,271
Long-term debt	6,651	6,659
Other non-current liabilities	1,913	1,954
Deferred income taxes	1,657	1,671
Total liabilities	13,418	13,555

Commitments and contingencies (Note 15)
Shareholders' equity:
Preferred stock, no par value per share — authorized, 3,800,917; none outstanding, March 31, 2025 and December 31, 2024	—	—
Common stock, $0.50 par value per share — authorized, 400,000,000; outstanding, March 31, 2025 — 41,340,792 and December 31, 2024 — 42,080,039	21	21
Additional paid-in capital	1,098	1,144
Retained earnings	2,569	2,644
Accumulated other comprehensive loss	(685)	(692)
Total shareholders' equity	3,003	3,117
Total liabilities and shareholders' equity	$16,421	$16,672
See accompanying Notes to Condensed Consolidated Financial Statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
(In millions)	2025	2024
Cash flows from operating activities from continuing operations:
Net earnings	$98	$85
Less: Loss from discontinued operations, net of tax	—	—
Earnings from continuing operations	98	85
Depreciation expense	425	424
Used vehicle sales, net	(9)	(20)
Amortization expense and other non-cash charges, net	40	39
Operating right-of-use asset amortization expense	96	92
Non-operating pension costs, net and share-based compensation expense	15	20
Deferred income taxes	(13)	(10)
Collections on sales-type leases	39	38
Changes in operating assets and liabilities:
Receivables	36	8
Prepaid expenses and other assets	59	3
Accounts payable	11	(33)
Accrued expenses and other liabilities	(146)	(120)
Net cash provided by operating activities from continuing operations	651	526

Cash flows from investing activities from continuing operations:
Purchases of property and revenue earning equipment	(514)	(686)
Sales of revenue earning equipment	120	162
Sales of operating property and equipment	2	11
Acquisitions, net of cash acquired	(1)	(297)
Net cash used in investing activities from continuing operations	(393)	(810)

Cash flows from financing activities from continuing operations:
Net (repayments) borrowings of commercial paper and other	(311)	288
Debt proceeds	297	896
Debt repayments	(18)	(763)
Dividends on common stock	(38)	(35)
Common stock issued	(23)	(17)
Common stock repurchased	(167)	(51)
Other financing activities	(1)	(2)
Net cash (used in) provided by financing activities from continuing operations	(261)	316

Effect of exchange rate changes on Cash and cash equivalents	—	(2)
(Decrease) Increase in Cash and cash equivalents	(3)	30
Cash and cash equivalents at beginning of period	154	204
Cash and cash equivalents at end of period	$151	$234

See accompanying Notes to Condensed Consolidated Financial Statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

	Three months ended March 31, 2025
	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
(In millions, except share amounts in thousands)	Amount	Shares	Par				Total
Balance as of January 1, 2025	$—	42,080	$21	$1,144	$2,644	$(692)	$3,117
Comprehensive income	—	—	—	—	98	7	105
Common stock dividends declared — $0.81 per share	—	—	—	—	(35)	—	(35)
Common stock issued under employee stock award and stock purchase plans and other (1)	—	317	1	(23)	(1)	—	(23)
Common stock repurchases	—	(1,056)	(1)	(29)	(137)	—	(167)
Share-based compensation	—	—	—	6	—	—	6
Balance as of March 31, 2025	$—	41,341	$21	$1,098	$2,569	$(685)	$3,003

	Three months ended March 31, 2024
	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
(In millions, except share amounts in thousands)	Amount	Shares	Par				Total
Balance as of January 1, 2024	$—	43,902	$22	$1,148	$2,554	$(655)	$3,069
Comprehensive income	—	—	—	—	85	1	86
Common stock dividends declared — $0.71 per share	—	—	—	—	(32)	—	(32)
Common stock issued under employee stock award and stock purchase plans and other (1)	—	378	—	(17)	—	—	(17)
Common stock repurchases	—	(451)	—	(12)	(39)	—	(51)
Share-based compensation	—	—	—	10	—	—	10
Balance as of March 31, 2024	$—	43,829	$22	$1,129	$2,568	$(654)	$3,065
————————————
(1) Net of common shares delivered as payment for the exercise price or to satisfy the holders' withholding tax liability upon exercise of options.

See accompanying Notes to Condensed Consolidated Financial Statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. GENERAL

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements include the accounts of Ryder System, Inc. (Ryder), all entities in which Ryder has a controlling voting interest (subsidiaries), and variable interest entities (VIE) where Ryder is determined to be the primary beneficiary in accordance with generally accepted accounting principles in the United States (GAAP). Ryder is deemed to be the primary beneficiary if we have the power to direct the activities that most significantly impact the entity's economic performance and we share in the significant risks and rewards of the entity. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies described in our 2024 Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements and notes thereto. The year-end Condensed Consolidated Balance Sheet data was derived from our audited financial statements, but does not include all disclosures required by GAAP. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair statement have been included and the disclosures herein are adequate. The operating results for interim periods are not necessarily indicative of the results that can be expected for a full year.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2023, the FASB issued Accounting Standard Update (ASU) No. 2023-09, Income Taxes (Topic 740). The amendments require disclosure of specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold and further disaggregation of income taxes paid for individually significant jurisdictions. The standard is effective beginning with the December 2025 annual financial statements. This ASU does not impact our consolidated financial position, results of operations or cash flows.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). The amendments provide for more detailed disaggregation of expenses. The standard is effective beginning with the December 2027 annual financial statements and interim periods thereafter, with early adoption permitted. We are currently evaluating the disclosure impact of the adoption of this update. This ASU does not impact our consolidated financial position, results of operations or cash flows.

3. SEGMENT REPORTING

Our primary measurement of segment financial performance, defined as segment "Earnings from continuing operations before income taxes" (Segment EBT), includes an allocation of costs from Central Support Services (CSS) and excludes Non-operating pension costs, net, intangible amortization expense, and certain other significant items that are not representative of our business operations and vary from period to period. The objective of the Segment EBT measurement is to provide clarity on the profitability of each business segment and, ultimately, to hold leadership of each business segment accountable for their allocated share of CSS costs. CSS represents those costs incurred to support all business segments, including information technology, finance, marketing, human resources, legal, and safety. These costs are allocated based on various methods, including resource utilization, personnel supported and utilization-related metrics. Certain costs are not attributable to any segment and remain unallocated in CSS, including costs for investor relations, public affairs and certain executive compensation. Segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented.

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

The following table sets forth financial information regularly provided and reviewed by our Chair and Chief Executive Officer (our Chief Operating Decision Maker), to analyze financial performance, make strategic decisions and allocate resources. The table also provides a reconciliation between Segment EBT and Earnings from continuing operations before income taxes (in millions):

Three months ended March 31, 2025	FMS	SCS	DTS	Elimination (1)	Total
Revenue	$1,447	$1,331	$602	(249)	$3,131

Direct operating costs	1,154	1,182	565
Used vehicle sales, net	(9)	—	—
Other segment items (2)	208	62	10
Segment EBT	$94	$87	$27	(33)	175
Unallocated Central Support Services					(20)
Intangible amortization expense (3)					(13)
Non-operating pension costs, net (4)					(9)
Other items impacting comparability, net					1
Earnings from continuing operations before income taxes					$134

Three months ended March 31, 2024
Revenue	$1,455	$1,302	$563	(222)	$3,098

Direct operating costs	1,171	1,175	524
Used vehicle sales, net	(20)	—	—
Other segment items (2)	204	63	21
Segment EBT	$100	$64	$18	(28)	154
Unallocated Central Support Services					(14)
Intangible amortization expense (3)					(11)
Non-operating pension costs, net (4)					(11)
Other items impacting comparability, net					(4)
Earnings from continuing operations before income taxes					$114
_______________
(1)Represents the intercompany revenues in our FMS business segment and Inter-Segment EBT.
(2)Other segment items for each reportable segment include indirect costs and also include Equipment Contribution for SCS and DTS.
(3)Included within "Selling, general and administrative expenses" in our Condensed Consolidated Statements of Earnings.
(4)Refer to Note 14, "Employee Benefit Plans," for further discussion.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
The following tables sets forth additional segment items for the periods presented (in millions):

	Depreciation expense (1)		Other non-cash charges, net (2)
Three months ended March 31,	2025	2024	2025	2024
FMS	$396	$397	$47	$35
SCS	27	26	70	65
DTS	2	1	4	18
CSS	—	—	14	13
Total	$425	$424	$135	$131

	Interest expense (3)		Purchases of property and revenue earning equipment
Three months ended March 31,	2025	2024	2025	2024
FMS	$94	$86	$482	$654
SCS	4	4	27	27
DTS	2	2	1	1
CSS	—	—	4	4
Total	$100	$92	$514	$686
__________________
(1)Depreciation expense totaling $7 million in 2025 and $7 million in 2024 associated with CSS assets was allocated to business segments based upon estimated and planned asset utilization.
(2)Primarily includes operating lease ROU assets amortization.
(3)Interest expense was primarily allocated to the FMS segment since such borrowings were used principally to fund the purchase of FMS revenue earning equipment..

4. REVENUE
Disaggregation of Revenue

The following tables disaggregate our revenue recognized by primary geographical market by our reportable business segments, by FMS product line and by SCS industry.

Primary Geographical Markets

	Three months ended March 31, 2025
(In millions)	FMS	SCS	DTS	Eliminations	Total
United States	$1,375	$1,183	$602	$(238)	$2,922
Canada	72	72	—	(11)	133
Mexico	—	76	—	—	76
Total revenue	$1,447	$1,331	$602	$(249)	$3,131

	Three months ended March 31, 2024
(In millions)	FMS	SCS	DTS	Eliminations	Total
United States	$1,380	$1,151	$563	$(211)	$2,883
Canada	75	71	—	(11)	135
Mexico	—	80	—	—	80
Total revenue	$1,455	$1,302	$563	$(222)	$3,098

Product Line

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
Our FMS revenue disaggregated by product line is as follows:

	Three months ended March 31,
(In millions)	2025	2024
ChoiceLease	$867	$842
Commercial rental	219	231
SelectCare and other	174	178
Fuel services revenue	187	204
Total FMS revenue	$1,447	$1,455

Industry

Our SCS business segment included revenue from the following industries:

	Three months ended March 31,
(In millions)	2025	2024
Omnichannel retail	$434	$417
Automotive	395	406
Consumer packaged goods	302	290
Industrial and other	200	189
Total SCS revenue	$1,331	$1,302
Lease & Related Maintenance and Rental Revenue
The non-lease revenue from maintenance services related to our ChoiceLease product is recognized in "Lease & related maintenance and rental revenue" in the Condensed Consolidated Statements of Earnings. We recognized $250 million and $243 million for the three months ended March 31, 2025 and 2024.
Deferred Revenue

The following table includes the changes in deferred revenue due to the collection and deferral of cash or the satisfaction of our performance obligation under the contract:

	Three months ended March 31,
(In millions)	2025	2024
Balance as of January 1	$600	$545
Recognized as revenue during period from beginning balance	(53)	(61)
Consideration deferred during period, net	65	69
Foreign currency translation adjustment and other	1	—
Balance as of end of period	$613	$553
Contracted Not Recognized Revenue

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized (contracted not recognized revenue). Contracted not recognized revenue was $3.2 billion as of March 31, 2025, and primarily includes deferred revenue and amounts for ChoiceLease that will be recognized as revenue in future periods as we provide maintenance services to our customers.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
5. RECEIVABLES, NET

(In millions)	March 31, 2025	December 31, 2024
Trade	$1,635	$1,634
Sales-type lease	168	161
Other, primarily warranty and insurance	51	104
	1,854	1,899
Allowance for credit losses and other	(29)	(38)
Receivables, net	$1,825	$1,861

The following table provides a reconciliation of our allowance for credit losses and other:

	Three months ended March 31,
(In millions)	2025	2024
Balance as of January 1	$38	$42
Changes to provisions for credit losses	5	7
Write-offs and other	(14)	(11)
Balance as of end of period	$29	$38

6. REVENUE EARNING EQUIPMENT, NET

	Estimated Useful Lives (In Years)	March 31, 2025			December 31, 2024
(Dollars in millions)		Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
Held for use:
Trucks	3 — 7	$6,297	$(2,189)	$4,108	$6,252	$(2,210)	$4,042
Tractors	4 — 7.5	6,624	(2,779)	3,845	6,721	(2,739)	3,982
Trailers and other	9.5 — 12	1,694	(676)	1,018	1,695	(671)	1,024
Held for sale		800	(631)	169	781	(623)	158
Total		$15,415	$(6,275)	$9,140	$15,449	$(6,243)	$9,206
Residual Value Estimate Changes

We periodically review and adjust, as appropriate, the estimated residual values of existing revenue earning equipment for the purposes of recording depreciation expense. Reductions in estimated residual values will increase depreciation expense over the remaining useful life of the vehicle. Conversely, an increase in estimated residual values will decrease depreciation expense over the remaining useful life of the vehicle. Our review of the estimated residual values of revenue earning equipment is based on vehicle class (i.e., generally subcategories of trucks, tractors and trailers by weight and usage), historical and current market prices, third-party expected future market prices, expected lives of vehicles, and expected sales in the wholesale or retail markets, among other factors. A variety of factors, many of which are outside of our control, could cause residual value estimates to differ from actual used vehicle sales pricing, such as changes in supply and demand of used vehicles; volatility in market conditions; changes in vehicle technology; competitor pricing; regulatory requirements; wholesale market prices; customer requirements and preferences; and changes in underlying assumption factors. We have disciplines related to the management and maintenance of our vehicles designed to manage the risk associated with the residual values of our revenue earning equipment. In the three months ended March 31, 2025, we made an immaterial adjustment to certain vehicles' estimated residual values based on this review.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
Used Vehicle Sales and Valuation Adjustments

Revenue earning equipment held for sale is stated at the lower of carrying amount or fair value less costs to sell. Losses on vehicles held for sale for which carrying values exceeded fair value, which we refer to as "valuation adjustments," are recognized at the time they are deemed to meet the held-for-sale criteria and are presented within "Used vehicle sales, net" in the Condensed Consolidated Statements of Earnings. For revenue earning equipment held for sale, we stratify our fleet by vehicle type (trucks, tractors and trailers), weight class, age and other relevant characteristics and create classes of similar assets for analysis purposes. For revenue earning equipment held for sale, fair value was determined based upon recent market prices obtained from our own sales experience for each class of similar assets and vehicle condition, if available, or third-party market pricing. In addition, we also consider expected declines in market prices, as well as forecasted sales channel mix (retail/wholesale) when valuing the vehicles held for sale.
The following table presents our assets held for sale that are measured at fair value on a nonrecurring basis and considered a Level 3 fair value measurement:

			Losses from Valuation Adjustments
	March 31, 2025	December 31, 2024	Three months ended March 31,
(In millions)			2025	2024
Revenue earning equipment held for sale:
Trucks	$16	$10	$5	$3
Tractors	18	27	6	6
Trailers and other	4	3	2	1
Total assets at fair value	$38	$40	$13	$10
The table above reflects only the portion where net book values of revenue earnings equipment held for sale exceeded fair values and valuation adjustments were recorded. The net book value of assets held for sale that were less than fair value was $131 million and $118 million as of March 31, 2025 and December 31, 2024, respectively.

The components of "Used vehicle sales, net" were as follows:

	Three months ended March 31,
(In millions)	2025	2024
Gains on used vehicle sales, net	$(22)	$(30)
Losses from valuation adjustments	13	10
Used vehicle sales, net	$(9)	$(20)

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
7. ACCRUED EXPENSES AND OTHER LIABILITIES

	March 31, 2025			December 31, 2024
(In millions)	Accrued expenses and other current liabilities	Other non-current liabilities	Total	Accrued expenses and other current liabilities	Other non-current liabilities	Total
Operating lease liabilities	$298	$762	$1,060	$302	$804	$1,106
Deferred revenue	156	457	613	160	440	600
Self-insurance	206	351	557	193	349	542
Pension and other employee benefits	13	156	169	26	156	182
Salaries and wages	144	—	144	197	—	197
Operating taxes	141	—	141	134	—	134
Deferred compensation	9	115	124	7	127	134
Interest	76	—	76	65	—	65
Deposits, mainly from customers	66	—	66	67	—	67
Income taxes	3	—	3	7	—	7
Other	$107	$72	$179	$165	$78	$243
Total	$1,219	$1,913	$3,132	$1,323	$1,954	$3,277

8. LEASES
The components of revenue from leases were as follows:

	Three months ended March 31,
(In millions)	2025	2024
Operating leases
Lease income related to ChoiceLease	$391	$381
Lease income related to commercial rental (1)	$203	$219

Sales-type leases
Interest income related to net investment in leases	$22	$17

Variable lease income excluding commercial rental (1)	$77	$72
————————————
(1)Lease income related to commercial rental includes both fixed and variable lease income. Variable lease income is approximately 14% of total commercial rental income based on management's internal estimates..

The components of net investment in sales-type leases, which are included in "Receivables, net" and "Sales-type leases and other assets" in the Condensed Consolidated Balance Sheets, were as follows:

(In millions)	March 31, 2025	December 31, 2024
Net investment in the lease — lease payment receivable	$848	$818
Net investment in the lease — unguaranteed residual value in assets	51	49
	899	867
Estimated loss allowance	(4)	(5)
Total	$895	$862

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
9. DEBT

	Weighted Average Interest Rate
(Dollars in millions)	March 31, 2025	Maturities	March 31, 2025	December 31, 2024
Debt:
Trade receivables financing program	4.78%	2025	$20	$20
U.S. commercial paper	4.65%	2026	557	868
Unsecured medium-term note issued April 2020	4.63%	2025	400	400
Unsecured medium-term note issued May 2020	3.35%	2025	400	400
Unsecured medium-term note issued December 1995	6.95%	2025	150	150
Unsecured medium-term note issued November 2021	5.13%	2026	300	300
Unsecured medium-term note issued November 2019	2.90%	2026	400	400
Unsecured medium-term note issued February 2022	4.04%	2027	450	450
Unsecured medium-term note issued May 2022	4.30%	2027	300	300
Unsecured medium-term note issued February 2024	5.30%	2027	350	350
Unsecured medium-term note issued February 2023	5.65%	2028	500	500
Unsecured medium-term note issued May 2023	5.25%	2028	650	650
Unsecured medium-term note issued November 2023	6.30%	2028	400	400
Unsecured medium-term note issued February 2024	5.38%	2029	550	550
Unsecured medium-term note issued May 2024	5.50%	2029	300	300
Unsecured medium-term note issued August 2024	4.95%	2029	300	300
Unsecured medium-term note issued November 2024	4.90%	2029	300	300
Unsecured medium-term note issued February 2025	5.00%	2030	300	—
Unsecured medium-term note issued November 2023	6.60%	2033	600	600
Unsecured U.S. obligations	5.14%	2027	275	275
Asset-backed U.S. obligations (1)	3.59%	2025-2030	241	252
Finance lease obligations and other		2025-2032	81	76
			7,824	7,841
Fair market value adjustments on medium-term notes (2)			(20)	(25)
Debt issuance costs and original issue discounts			(39)	(37)
Total debt (3)			7,765	7,779
Short-term debt and current portion of long-term debt			(1,114)	(1,120)
Long-term debt			$6,651	$6,659
 ————————————
(1)Asset-backed U.S. obligations are financing transactions backed by a portion of our revenue earning equipment.
(2)Interest rate swaps included in "Other non-current liabilities" within the Condensed Consolidated Balance Sheets. The notional amount of interest rate swaps designated as fair value hedges was $500 million as of both March 31, 2025 and December 31, 2024.
(3)The unsecured medium-term notes bear semi-annual interest.

The fair value of total debt (excluding finance lease and asset-backed U.S. obligations) was approximately $7.6 billion as of both March 31, 2025 and December 31, 2024. For publicly traded debt, estimates of fair value were based on market prices. For other debt, fair value was estimated based on a model-driven approach using rates currently available to us for debt with similar terms and remaining maturities. The fair value measurements of our publicly traded debt and our other debt were classified within Level 2 of the fair value hierarchy.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
Debt Proceeds and Repayments

The following table summarizes our debt proceeds and repayments in 2025:

Three months ended March 31, 2025
(In millions)	Debt Proceeds		Debt Repayments
Medium-term notes (1)	$297	Medium-term notes	$—
U.S. and foreign term loans, finance lease obligations and other	—	U.S. and foreign term loans, finance lease obligations and other	18
Total debt proceeds	$297	Total debt repaid	$18
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

Credit Arrangements

Our borrowing capacity under the revolving credit facility and trade receivables financing program was as follows:

	March 31, 2025
(In millions)	Borrowing Capacity	Outstanding	Available
Revolving credit facility	$1,400	$557	$843
Trade receivables financing facility (1)	300	98	202
Total	$1,700	$655	$1,045
_______________
(1)As of March 31, 2025 and December 31, 2024, includes borrowings of $20 million for both periods, and letters of credit outstanding of $78 million and $99 million, respectively.

Subsequent Events

In April 2025, we amended and restated our corporate revolving credit facility, which supports U.S. and Canadian commercial paper programs, with a syndicate of eleven incumbent lending institutions. The facility's committed borrowing capacity was increased to $1.6 billion and it now expires in April 2030. The credit facility is primarily used for general corporate purposes and can also be used to issue up to $150 million in letters of credit. As of March 31, 2025, there were no letters of credit outstanding against the facility.
In April 2025, we extended the trade receivables financing program for an additional year to April 2026.

10. SHARE REPURCHASE PROGRAMS

We currently maintain two share repurchase programs approved by our board of directors. The first program authorizes management to repurchase up to 2 million shares of common stock issued to employees under our employee stock plans since August 31, 2023, under an anti-dilutive program (the "2023 Anti-Dilutive Program"). The second program grants management discretion to repurchase up to 2 million shares of common stock over a period of two years under a discretionary share repurchase program (the "October 2024 Discretionary Program"). Share repurchases under both programs can be made from time to time using our working capital and other borrowing sources. Shares are repurchased under open-market transactions and trading plans established pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The timing and actual number of shares repurchased are subject to market conditions, legal requirements and other factors, including balance sheet leverage, availability of acquisitions and stock price.

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

The following table provides the activity for shares repurchased and retired:

	Three months ended March 31,
	2025		2024
(In millions)	Shares	Amount	Shares	Amount
2023 Anti-Dilutive Program (1)	0.3	$54	0.3	$37

October 2024 Discretionary Program (2)	0.7	113	—	—
October 2023 Discretionary Program (expired in September 2024)	—	—	0.1	14
Discretionary Programs	0.7	113	0.1	14
Total	1.1	$167	0.5	$51
_____________________
(1)Program commenced October 2023 and expires October 2025.
(2)Program commenced October 2024 and expires October 2026.

Amounts in the table may not be additive due to rounding.

11. ACCUMULATED OTHER COMPREHENSIVE LOSS

Comprehensive income presents a measure of all changes in shareholders' equity except for changes resulting from transactions with shareholders in their capacity as shareholders. The following summary sets forth the change in each component of Accumulated other comprehensive loss, net of tax (AOCI):

(In millions)	Currency Translation Adjustments	Net Actuarial (Loss) Gain and Prior Service Costs	Unrealized Gain (Loss) from Cash Flow Hedges	Accumulated Other Comprehensive (Loss) Gain
January 1, 2025	$(96)	$(597)	$1	$(692)
Other comprehensive (loss) gain, net of tax, before reclassifications	3	—	(2)	1
Amounts reclassified from AOCI, net of tax	—	6	—	6
Net current-period other comprehensive gain (loss), net of tax	3	6	(2)	7
March 31, 2025	$(93)	$(591)	$(1)	$(685)

(In millions)	Currency Translation Adjustments	Net Actuarial (Loss) Gain and Prior Service Costs	Unrealized (Loss) Gain from Cash Flow Hedges	Accumulated Other Comprehensive (Loss) Gain
January 1, 2024	$(18)	$(637)	$—	$(655)
Other comprehensive (loss) gain, net of tax, before reclassifications	(7)	—	4	(3)
Amounts reclassified from AOCI, net of tax	—	6	(2)	4
Net current-period other comprehensive gain (loss), net of tax	(7)	6	2	1
March 31, 2024	$(25)	$(631)	$2	$(654)

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
12. EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per common share from continuing operations:

	Three months ended March 31,
(Dollars in millions, except per share amounts; share amounts in thousands)	2025	2024
Earnings per share — Basic:
Earnings from continuing operations	$98	$85
Less: Distributed and undistributed earnings allocated to unvested stock	(1)	—
Earnings from continuing operations available to common shareholders	$97	$85

Weighted average common shares outstanding	41,839	43,858

Earnings from continuing operations per common share — Basic	$2.33	$1.93

Earnings per share — Diluted:
Earnings from continuing operations	$98	$85
Less: Distributed and undistributed earnings allocated to unvested stock	—	—
Earnings from continuing operations available to common shareholders — Diluted	$98	$85

Weighted average common shares outstanding — Basic	41,839	43,858
Effect of dilutive equity awards	1,090	1,142
Weighted average common shares outstanding — Diluted	42,929	45,000

Earnings from continuing operations per common share — Diluted	$2.29	$1.89

Anti-dilutive equity awards not included in diluted EPS	57	81
_______________
Note: Amounts in the table may not recalculate due to rounding of earnings and share.

13. SHARE-BASED COMPENSATION PLANS

We generally grant share-based awards in the first quarter of each year during our annual equity award process. The vesting conditions for the awards granted were consistent with prior year. The following table is a summary of the awards granted in the first quarter of 2025 and 2024:

	Three months ended March 31,
	2025		2024
(Shares in millions)	Shares Granted	Weighted-Average Fair Market Value Per Share	Shares Granted	Weighted-Average Fair Market Value Per Share
Time-vested restricted stock rights	0.1	$157.92	0.1	$117.11
Performance-based restricted stock rights	0.1	163.93	0.1	121.10
Total	0.2	$160.27	0.2	$118.59

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
14. EMPLOYEE BENEFIT PLANS

Components of net pension expense for defined benefit pension plans were as follows:

	Three months ended March 31,
(In millions)	2025	2024
Company-administered plans:
Interest cost	$22	$22
Expected return on plan assets	(20)	(19)
Amortization of net actuarial loss and prior service cost	7	8
Net pension expense	$9	$11

Company-administered plans:
U.S.	$6	$8
Non-U.S.	3	3
Net pension expense	$9	$11

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

In April 2025, we executed a bulk annuity contract with a Canadian insurance company that will enable us to settle $42 million of our $59 million Canadian pension benefit obligations. This annuity transaction secured future pension benefits to certain pension plan members. We currently maintain all administrative responsibilities for the annuity payments to these pension plan members. The remaining $17 million of Canadian pension benefit obligations will be settled by issuing lump sum payments to pension plan members. Both the bulk annuity contract and the lump sum payments will be funded using Canadian pension plan assets. The bulk annuity transaction will have no impact on our financial position or statement of earnings until administrative responsibilities related to the annuity payments are transferred to the Canadian insurance company. The bulk annuity contract administrative transfer and lump sum payments to pension plan members are both targeted to occur in 2026.

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

Securities Litigation Relating to Residual Value Estimates

As previously disclosed, between June 2020 and February 2021, five shareholder derivative complaints were filed against certain of our current and former officers and directors (the "Derivative Cases"). The Derivative Cases were generally based on the allegations set forth in the previously filed securities class action, which was dismissed with prejudice in November 2024 following a settlement. In September 2023, the parties to the Derivative Cases reached an agreement in principle to resolve the Derivative Cases in exchange for certain specified corporate reforms. On March 26, 2025, the court approved the settlement, and all of the Derivative Cases have now been dismissed with prejudice. We expect that the settlement amount of plaintiffs' attorneys'

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
fees and expenses in connection with the settlement of the Derivative Cases will be covered by insurance, and accordingly is not material to our financial position or results of operations.

16. SUPPLEMENTAL CASH FLOW INFORMATION

	Three months ended March 31,
(In millions)	2025	2024
Interest paid	$87	$78
Income taxes paid, net of refunds	$9	$7
Cash paid for operating lease liabilities	$95	$88
Right-of-use assets obtained in exchange for lease obligations:
Finance leases	$12	$12
Operating leases	$37	$50
Capital expenditures acquired but not yet paid	$276	$274

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included under Item 1, as well as our audited consolidated financial statements and notes thereto and related MD&A included in the 2024 Annual Report on Form 10-K. All percentages have been calculated using unrounded amounts.

OVERVIEW

Selected Operating Performance Items

•Diluted EPS from continuing operations of $2.29, up 21% from prior year
•Comparable EPS (a non-GAAP measure) from continuing operations of $2.46, up 15% from prior year, reflecting higher contractual earnings in all segments, partially offset by weaker market conditions in rental and used vehicle sales
•Total revenue of $3.1 billion, up 1%
•Operating revenue (a non-GAAP measure) of $2.6 billion, up 2%, reflecting prior year acquisition and contractual revenue growth in Supply Chain Solutions (SCS) and Fleet Management Solutions (FMS), partially offset by lower commercial rental revenue
•Adjusted Return on Equity (ROE) (a non-GAAP measure) of 17% for the trailing twelve months ended March 31, 2025
•Net cash provided by operating activities from continuing operations of $651 million and free cash flow (a non-GAAP measure) of $259 million in the three months ended March 31, 2025

Business Trends

During the three months ended March 31, 2025, the strength and diversification of our contractual portfolio in lease, supply chain and dedicated and execution of strategic initiatives helped mitigate the impact of weak market conditions on commercial rental demand and used vehicle sales. We continue to benefit from favorable long-term secular trends in logistics and transportation solutions; however, we are experiencing near-term sales headwinds that reflect the extended freight downturn and overall economic uncertainty. The favorable secular trends provide long-term revenue and earnings growth opportunities for all of our business segments.

In our FMS business, strong lease performance was driven by our lease pricing and maintenance cost savings initiatives which delivered improved portfolio returns. Rental demand and used vehicle pricing declined from the prior year with rental utilization at 66% during the three months ended March 31, 2025 and 2024, on a smaller fleet in 2025. We do not anticipate significant improvement in the current freight market conditions for the remainder of the year.

Our SCS business had improved operating performance from the optimization of the omnichannel retail network and new business. DTS continued to benefit from synergies related to the prior year acquisition of Cardinal Logistics. We expect to realize further benefits from the acquisition for the remainder of 2025.

While we are experiencing positive momentum in our businesses, other unknown effects from inflationary cost pressures, labor interruptions, extended disruptions in vehicle and vehicle part production, introduction of tariffs and taxes and the higher interest rate environment may negatively impact demand for our business, financial results and significant judgments and estimates.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
The following discussion provides a summary of financial highlights that are discussed in more detail throughout our MD&A and within the Notes to Condensed Consolidated Financial Statements:

	Three months ended March 31,		Change 2025/2024
(Dollars in millions, except per share)	2025	2024	Three Months
Total revenue	$3,131	$3,098	1%
Operating revenue (1)	2,557	2,495	2%
Earnings from continuing operations before income taxes (EBT)	$134	$114	17%
Comparable EBT (1)	142	129	11%
Earnings from continuing operations	98	85	15%
Comparable earnings from continuing operations (1)	106	96	10%
Comparable EBITDA (1)	671	636	6%
Earnings per common share (EPS) — Diluted
Continuing operations	$2.29	$1.89	21%
Comparable (1)	2.46	2.14	15%
Net cash provided by operating activities from continuing operations	$651	$526	24%
Total capital expenditures (2)	536	716	(25)%
Free cash flow (1)	259	13	NM

	March 31, 2025	December 31, 2024	Change
Debt to equity (3)	259%	250%	900 bps

	Twelve months ended March 31,
	2025	2024	Change
Adjusted return on equity (1)	17%	17%	NM
________________________
(1)Non-GAAP financial measure. Refer to the "Non-GAAP Financial Measures" section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.
(2)Includes capital expenditures that have been accrued, but not yet paid.
(3)Represents total debt divided by total equity.

Total revenue increased 1% in the first quarter of 2025 due to higher operating revenue, partially offset by lower fuel revenue. Operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation) increased 2% in the first quarter of 2025, reflecting prior year acquisition and contractual revenue growth in SCS and FMS, partially offset by lower commercial rental revenue.

EBT and comparable EBT (a non-GAAP measure) increased in the first quarter of 2025, primarily due to higher contractual earnings in all segments, partially offset by weaker market conditions in rental and used vehicle sales.

CONSOLIDATED RESULTS
Services

	Three months ended March 31,		Change 2025/2024
(Dollars in millions)	2025	2024	Three Months
Services revenue	$2,080	$2,038	2%
Cost of services	1,772	1,743	2%
Gross margin	$308	$295	4%
Gross margin %	15%	14%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Services revenue represents all the revenue associated with our SCS and DTS business segments, including subcontracted transportation and fuel, as well as SelectCare revenue associated with our FMS business segment. Services revenue increased 2% in the first quarter of 2025, primarily driven by the prior year acquisition, new business and higher customer volumes.

Cost of services represents the direct costs related to services revenue and is primarily comprised of salaries and employee-related costs, subcontracted transportation (purchased transportation from third parties), fuel, equipment and maintenance costs. Cost of services increased 2% in the first quarter of 2025, from growth in revenue.

Services gross margin and gross margin as a percentage of revenue increased in the first quarter of 2025, primarily due to improved operating efficiency from strategic initiatives and acquisition synergies.
Lease & Related Maintenance and Rental

	Three months ended March 31,		Change 2025/2024
(Dollars in millions)	2025	2024	Three Months
Lease & related maintenance and rental revenue	$945	$936	1%
Cost of lease & related maintenance and rental	648	669	(3)%
Gross margin	$297	$267	11%
Gross margin %	31%	29%

Lease & related maintenance and rental revenue represent revenue from our ChoiceLease and commercial rental product offerings within our FMS business segment. Revenue increased 1% in the first quarter of 2025, primarily due to ChoiceLease revenue growth, partially offset by lower rental demand.

Cost of lease & related maintenance and rental represents the direct costs related to Lease & related maintenance and rental revenue and are comprised of depreciation of revenue earning equipment, maintenance costs (primarily repair parts and labor), and other costs such as licenses, insurance and operating taxes. Cost of lease & related maintenance and rental excludes interest costs from vehicle financing, which are reported within "Interest expense" in our Condensed Consolidated Statements of Earnings. Cost of lease & related maintenance and rental decreased 3% in the first quarter of 2025, primarily reflecting maintenance cost savings initiatives.

Lease & related maintenance and rental gross margin increased 11% in the first quarter of 2025, primarily due to higher ChoiceLease pricing and lower maintenance costs, partially offset by lower commercial rental demand. Lease & related maintenance and rental gross margin percentage increased to 31% in the first quarter of 2025, primarily due to higher ChoiceLease pricing and lower maintenance costs.

Fuel Services

	Three months ended March 31,		Change 2025/2024
(Dollars in millions)	2025	2024	Three Months
Fuel services revenue	$106	$124	(15)%
Cost of fuel services	104	121	(14)%
Gross margin	$2	$3	(33)%
Gross margin %	2%	2%

Fuel services revenue represents fuel services provided to our FMS customers. Fuel services revenue decreased 15% in the first quarter of 2025, primarily reflecting lower fuel prices passed through to customers.

Cost of fuel services includes the direct costs associated with providing our customers with fuel. These costs include fuel, salaries and employee-related costs of fuel island attendants and depreciation of our fueling facilities and equipment. Cost of fuel services decreased 14% in the first quarter of 2025, as a result of lower fuel prices.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Fuel services gross margin and gross margin as a percentage of revenue was relatively consistent in the first quarter of 2025, compared to prior year. Fuel is largely a pass-through to customers for which we realize minimal changes in margin during periods of steady market fuel prices. However, fuel services margin is impacted by sudden increases or decreases in market fuel prices during a short period of time, as customer pricing for fuel is established based on current market fuel costs. Fuel services gross margin for the first quarter of 2025, was not significantly impacted by these price change dynamics as fuel prices fluctuated during the period.

Selling, General and Administrative Expenses

	Three months ended March 31,		Change 2025/2024
(Dollars in millions)	2025	2024	Three Months
Selling, general and administrative expenses (SG&A)	$368	$378	(3)%
Percentage of total revenue	12%	12%

SG&A expenses decreased 3% in the first quarter of 2025. The decrease in SG&A expenses in the first quarter of 2025 primarily reflects lower incentive compensation-related expenses, acquisition synergies and prior year integration costs, partially offset by higher investments in information technology. SG&A expenses as a percentage of total revenue remained at 12% for the first quarter of 2025.

Non-Operating Pension Costs, Net

	Three months ended March 31,		Change 2025/2024
(Dollars in millions)	2025	2024	Three Months
Non-operating pension costs, net	$9	$11	(12)%

Non-operating pension costs, net include the amortization of net actuarial loss and prior service cost, interest cost and expected return on plan assets components of pension and postretirement benefit costs, as well as any significant charges for settlements or curtailments if recognized. Non-operating pension costs, net decreased in the first quarter of 2025, primarily due to higher expected return on plan assets.

Used Vehicle Sales, net

	Three months ended March 31,		Change 2025/2024
(In millions)	2025	2024	Three Months
Used vehicle sales, net	$(9)	$(20)	(55)%

Used vehicle sales, net includes gains or losses from sales of used vehicles, selling costs associated with used vehicles and write-downs of vehicles held for sale to fair market values (referred to as "valuation adjustments"). Used vehicle sales, net decreased in the first quarter of 2025, due to lower pricing and volume of used vehicles sold.

Average proceeds per unit decreased in the first quarter of 2025. The following table presents the average used vehicle proceeds per unit changes, using constant currency, compared to the prior year:

2025/2024 (1)
Three Months
Tractors	(16)%
Trucks	(17)%
————————————
(1) Represents percentage change compared to prior year period in average sales proceeds on used vehicle sales using constant currency.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Interest Expense

	Three months ended March 31,		Change 2025/2024
(In millions)	2025	2024	Three Months
Interest expense	$100	$92	9%
Effective interest rate	5.2%	5.0%

Interest expense increased 9% in the first quarter of 2025, primarily reflecting higher market interest rates on new debt issuances and refinancings.

Miscellaneous Loss (Income), net

	Three months ended March 31,		Change 2025/2024
(In millions)	2025	2024	Three Months
Miscellaneous loss (income), net	$6	$(15)	(140)%

Miscellaneous loss (income), net consists of investment income on securities used to fund certain benefit plans, interest income, gains on sales of operating property, foreign currency transaction remeasurement and other non-operating items. Miscellaneous loss (income), net was $6 million loss in the first quarter of 2025, compared to $15 million of income in prior year, primarily due to lower performance on investments.

Restructuring and Other Items, net

	Three months ended March 31,		Change 2025/2024
(In millions)	2025	2024	Three Months
Restructuring and other items, net	$(1)	$5	NM
NM - Denotes Not Meaningful throughout the MD&A

Provision for Income Taxes

	Three months ended March 31,		Change 2025/2024
(In millions)	2025	2024	Three Months
Provision for income taxes	$36	$29	24%
Effective tax rate from continuing operations	26.8%	25.4%
Comparable effective tax rate on continuing operations (1)	25.6%	25.2%
————————————
(1)Non-GAAP financial measure. Refer to the "Non-GAAP Financial Measures" section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.

Our effective tax rate on continuing operations was 26.8% in the first quarter of 2025 compared to 25.4% in the prior year. The effective income tax rate increase was due to the shift in the mix of earnings subject to different tax jurisdictions and discrete tax items unique to the first quarter. The comparable effective tax rate on continuing operations was consistent with prior year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
OPERATING RESULTS BY BUSINESS SEGMENT

	Three months ended March 31,		Change 2025/2024
(In millions)	2025	2024	Three Months
Revenue:
Fleet Management Solutions	$1,447	$1,455	(1)%
Supply Chain Solutions	1,331	1,302	2%
Dedicated Transportation Solutions	602	563	7%
Eliminations	(249)	(222)	12%
Total	$3,131	$3,098	1%

Operating Revenue: (1)
Fleet Management Solutions	$1,260	$1,251	1%
Supply Chain Solutions	1,000	972	3%
Dedicated Transportation Solutions	460	427	8%
Eliminations	(163)	(155)	6%
Total	$2,557	$2,495	2%

Earnings from continuing operations before income taxes:
Fleet Management Solutions	$94	$100	(6)%
Supply Chain Solutions	87	64	35%
Dedicated Transportation Solutions	27	18	50%
Eliminations	(33)	(28)	10%
	175	154	14%
Unallocated Central Support Services	(20)	(14)	49%
Intangible amortization expense	(13)	(11)	20%
Non-operating pension costs (2)	(9)	(11)	(12)%
Other items impacting comparability, net	1	(4)	NM
Earnings from continuing operations before income taxes	$134	$114	17%
————————————
(1)Non-GAAP financial measure. Refer to the "Non-GAAP Financial Measures" section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.
(2)Refer to Note 14, "Employee Benefit Plans," for a discussion on this item.

As part of management's evaluation of segment operating performance, we define the primary measurement of our segment financial performance as segment "Earnings from continuing operations before income taxes" (Segment EBT), which includes an allocation of Central Support Services (CSS) and excludes Non-operating pension costs, net, intangible amortization expense, and certain other significant items that are not representative of our business operations and vary from period to period. CSS represents those costs incurred to support all business segments, including information technology, finance, marketing, human resources, legal, and safety.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

The following table sets forth the benefits from equipment contribution included in Segment EBT for our SCS and DTS business segments:

	Three months ended March 31,		Change 2025/2024
(In millions)	2025	2024	Three Months
Equipment Contribution:
Supply Chain Solutions	$11	$9	4%
Dedicated Transportation Solutions	22	19	14%
Total	$33	$28	10%

Fleet Management Solutions

	Three months ended March 31,		Change 2025/2024
(Dollars in millions)	2025	2024	Three Months
ChoiceLease	$867	$842	3%
Commercial rental (1)	219	231	(5)%
SelectCare and other	174	178	(2)%
Fuel services revenue	187	204	(8)%
FMS total revenue	$1,447	$1,455	(1)%

FMS operating revenue (2)	$1,260	$1,251	1%

FMS EBT	$94	$100	(6)%
FMS EBT as a % of FMS total revenue	6.5%	6.9%	(40) bps
FMS EBT as a % of FMS operating revenue (2)	7.5%	8.0%	(50) bps

	Twelve months ended March 31,		Change 2025/2024
	2025	2024
FMS EBT as a % of FMS total revenue	8.7%	9.9%	(120) bps
FMS EBT as a % of FMS operating revenue (2)	10.0%	11.6%	(160) bps
————————————
(1)For the three months ended March 31, 2025 and 2024, rental revenue from lease customers in place of a lease vehicle represented 31% and 35% of commercial rental revenue, respectively.
(2)Non-GAAP financial measure. Refer to the "Non-GAAP Financial Measures" section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.

FMS total revenue decreased 1% in the first quarter of 2025, due to lower fuel costs passed through to customers. FMS operating revenue (a non-GAAP measure excluding fuel) increased 1% in the first quarter of 2025, due to higher ChoiceLease revenue, partially offset by lower commercial rental demand.

FMS EBT decreased 6% in the first quarter of 2025, primarily from weaker commercial rental demand and lower gains on used vehicle sales, partially offset by higher ChoiceLease results driven by pricing and maintenance cost initiatives. Lower gains on used vehicle sales reflect a 17% and 16% decrease in used truck and tractor pricing, respectively. Rental power fleet utilization was 66% in the first quarter, consistent with prior year, on a 5% smaller average power fleet.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Our fleet of owned and leased revenue earning equipment and SelectCare vehicles, including vehicles under on-demand maintenance, is summarized as follows (number of units rounded to the nearest hundred):

				Change
	March 31, 2025	December 31, 2024	March 31, 2024	Mar 2025/ Dec 2024	Mar 2025/ Mar 2024
End of period vehicle count
By type:
Trucks (1)	81,200	80,500	76,000	1%	7%
Tractors (2)	64,800	66,700	70,300	(3)%	(8)%
Trailers and other (3)	44,400	44,700	47,200	(1)%	(6)%
Total	190,400	191,900	193,500	(1)%	(2)%

By ownership:
Owned	185,100	186,200	185,600	(1)%	—%
Leased	5,300	5,700	7,900	(7)%	(33)%
Total	190,400	191,900	193,500	(1)%	(2)%

By product line:
ChoiceLease	144,300	145,300	147,100	(1)%	(2)%
Commercial rental	34,400	35,500	35,400	(3)%	(3)%
Service vehicles and other	2,200	2,100	2,100	5%	5%
	180,900	182,900	184,600	(1)%	(2)%
Held for sale	9,500	9,000	8,900	6%	7%
Total	190,400	191,900	193,500	(1)%	(2)%

Customer vehicles under SelectCare contracts (4)	42,900	41,800	51,100	3%	(16)%

Quarterly average vehicle count
By product line:
ChoiceLease	144,800	145,300	143,200	—%	1%
Commercial rental	34,900	35,000	35,700	—%	(2)%
Service vehicles and other	2,100	2,100	2,100	—%	—%
	181,800	182,400	181,000	—%	—%
Held for sale	9,200	9,100	8,800	1%	5%
Total	191,000	191,500	189,800	—%	1%

Customer vehicles under SelectCare contracts (4)	42,500	44,900	51,300	(5)%	(17)%
Customer vehicles under SelectCare on-demand (5)	2,400	2,200	2,800	9%	(14)%
Total vehicles serviced	235,900	238,600	243,900	(1)%	(3)%
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
The following table provides information on our active ChoiceLease fleet (number of units rounded to nearest hundred) and our commercial rental power fleet (excludes trailers):

				Change
	March 31, 2025	December 31, 2024	March 31, 2024	Mar 2025/ Dec 2024	Mar 2025/ Mar 2024
Active ChoiceLease fleet
End of period vehicle count (1)	135,000	135,000	138,500	—%	(3)%
Quarterly average vehicle count (1)	135,100	135,300	134,400	—%	1%
Commercial rental statistics
Quarterly commercial rental utilization - power fleet (2)	66%	73%	66%	(700) bps	— bps
————————————
(1)Active ChoiceLease vehicles are calculated as those units currently earning revenue and not classified as not yet earning or no longer earning units.
(2)Rental utilization is calculated using the number of days units are rented divided by the number of days units are available to rent based on the days in the calendar year.

Supply Chain Solutions

	Three months ended March 31,		Change 2025/2024
(Dollars in millions)	2025	2024	Three Months
Omnichannel retail	$305	$291	5%
Automotive	271	269	1%
Consumer packaged goods	294	281	5%
Industrial and other	130	131	—%
Subcontracted transportation and fuel	331	330	—%
SCS total revenue	$1,331	$1,302	2%

SCS operating revenue (1)	$1,000	$972	3%

SCS EBT	$87	$64	35%
SCS EBT as a % of SCS total revenue	6.5%	4.9%	160 bps
SCS EBT as a % of SCS operating revenue (1)	8.7%	6.6%	210 bps

End of period vehicle count:
Power vehicles	3,900	4,200	(7)%
Trailers	9,200	10,200	(10)%
Total	13,100	14,400	(9)%

	Twelve months ended March 31,		Change 2025/2024
	2025	2024
SCS EBT as a % of SCS total revenue	6.7%	5.6%	110 bps
SCS EBT as a % of SCS operating revenue (1)	8.9%	7.5%	140 bps
————————————
(1)Non-GAAP financial measure. Refer to the "Non-GAAP Financial Measures" section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.

SCS total revenue increased 2% in the first quarter of 2025, reflecting higher operating revenue (a non-GAAP measure excluding subcontracted transportation and fuel). SCS operating revenue increased 3% in the first quarter of 2025, driven by new business and higher customer volumes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
SCS EBT grew to $87 million in the first quarter of 2025, primarily reflects improved operating performance from strategic initiatives and new business.

Dedicated Transportation Solutions

	Three months ended March 31,		Change 2025/2024
(Dollars in millions)	2025	2024	Three Months
DTS total revenue	$602	$563	7%

DTS operating revenue (1)	$460	$427	8%

DTS EBT	$27	$18	50%
DTS EBT as a % of DTS total revenue	4.5%	3.2%	130 bps
DTS EBT as a % of DTS operating revenue (1)	5.9%	4.2%	170 bps

End of period vehicle count:
Power vehicles	7,400	7,700	(4)%
Trailers	11,400	12,700	(10)%
Total	18,800	20,400	(8)%

	Twelve months ended March 31,		Change 2025/2024
	2025	2024
DTS EBT as a % of DTS total revenue	5.4%	5.8%	(40) bps
DTS EBT as a % of DTS operating revenue (1)	7.0%	7.8%	(80) bps
————————————
(1)Non-GAAP financial measure. Refer to the "Non-GAAP Financial Measures" section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.

DTS total revenue increased 7% in the first quarter of 2025, primarily due to higher operating revenue (a non-GAAP measure excluding subcontracted transportation and fuel). DTS operating revenue increased 8% in the first quarter of 2025, due to the prior year acquisition completed February 2024.

DTS EBT increased 50% in the first quarter of 2025, due to acquisition synergies as well as prior year integration costs. EBT also continues to benefit from the strong performance of the legacy business.

Central Support Services

	Three months ended March 31,		Change 2025/2024
(Dollars in millions)	2025	2024	Three Months
Total CSS	$108	$100	9%
Allocation of CSS to business segments	(88)	(86)	2%
Unallocated CSS	$20	$14	49%

Total CSS costs increased 9% in the first quarter of 2025, primarily due to lower performance on investments, higher incentive-based compensation costs and higher strategic investments in marketing. Unallocated CSS increased in the first quarter of 2025, primarily due to lower performance on investments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
FINANCIAL RESOURCES AND LIQUIDITY
Cash Flows
The following is a summary of our cash flows from continuing operations:

	Three months ended March 31,
(In millions)	2025	2024
Net cash (used in) provided by:
Operating activities	$651	$526
Investing activities	(393)	(810)
Financing activities	(261)	316
Effect of exchange rate changes on cash	—	(2)
Net change in cash, cash equivalents, and restricted cash	$(3)	$30

	Three months ended March 31,
(In millions)	2025	2024
Net cash provided by operating activities from continuing operations
Earnings from continuing operations	$98	$85
Non-cash and other, net	554	545
Collections on sales-type leases	39	38
Changes in operating assets and liabilities	(40)	(142)
Net cash provided by operating activities from continuing operations	$651	$526

Net cash provided by operating activities from continuing operations was $651 million for the three months ended March 31, 2025, compared to $526 million in the prior year, primarily reflecting lower working capital needs. Net cash used in investing activities from continuing operations decreased to $393 million for the three months ended March 31, 2025, compared with $810 million in 2024, primarily reflecting the prior year acquisition of Cardinal Logistics and lower capital expenditures. Net cash used in financing activities from continuing operations was $261 million for the three months ended March 31, 2025, compared with cash provided by financing activities from continuing operations of $316 million in 2024, primarily reflecting net debt repayments and higher share repurchases.

The following table shows our free cash flow (a non-GAAP measure) computation:

	Three months ended March 31,
(In millions)	2025	2024
Net cash provided by operating activities from continuing operations	$651	$526
Sales of revenue earning equipment (1)	120	162
Sales of operating property and equipment (1)	2	11
Total cash generated (2)	773	699
Purchases of property and revenue earning equipment (1)	(514)	(686)
Free cash flow (2)	$259	$13
————————————
(1)Included in cash flows from investing activities.
(2)Non-GAAP financial measure. Reconciliations of net cash provided by operating activities to total cash generated and to free cash flow are set forth in this table. Refer to the "Non-GAAP Financial Measures" section of this MD&A for the reasons why management believes this measure is important to investors.

Free cash flow (a non-GAAP measure) increased to $259 million for the three months ended March 31, 2025, compared to $13 million in 2024, primarily reflects reduced capital expenditures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
The following table provides a summary of gross capital expenditures:

	Three months ended March 31,
(In millions)	2025	2024
Revenue earning equipment:
ChoiceLease	$413	$582
Commercial rental	78	79
	491	661
Operating property and equipment	45	55
Gross capital expenditures	536	716
Changes to liabilities related to purchases of property and revenue earning equipment	(22)	(30)
Cash paid for purchases of property and revenue earning equipment	$514	$686

Gross capital expenditures decreased to $536 million for the three months ended March 31, 2025, compared to $716 million in 2024, primarily reflecting reduced investments in the ChoiceLease due to lower sales activity.

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

Cash and cash equivalents totaled $151 million as of March 31, 2025. As of March 31, 2025, $114 million was held outside the U.S. and is available to fund operations and other growth of non-U.S. subsidiaries. We consider our U.K. earnings to be no longer indefinitely reinvested. We consider the historical earnings of Mexico, along with our remaining foreign jurisdictions to be permanently reinvested. Federal, state and foreign income taxes, withholding taxes and the tax impact of foreign currency exchange gains or losses were considered on the remaining U.K. undistributed earnings as of March 31, 2025, and there was no impact to deferred taxes.

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

In February 2025, we issued an unsecured medium-term note with aggregate principal amount of $300 million, bearing annual interest of 5.00%, and maturing on March 15, 2030.

In April 2025, we amended and restated our corporate revolving credit facility, which supports U.S. and Canadian commercial paper programs, with a syndicate of eleven incumbent lending institutions. The facility's committed borrowing capacity was increased to $1.6 billion and it now expires in April 2030. The credit facility is primarily used for general corporate purposes and can also be used to issue up to $150 million in letters of credit. As of March 31, 2025, there were no letters of credit outstanding against the facility.
In April 2025, we extended the trade receivables financing program for an additional year to April 2026.
Refer to Note 9, "Debt," in the Notes to Condensed Consolidated Financial Statements for additional information on our corporate revolving credit facility, trade receivables financing program, medium-term notes and asset-backed financing obligations.

Our ability to access unsecured debt in the capital markets is impacted by both our short-term and long-term debt ratings. These ratings are intended to provide guidance to investors in determining the credit risk associated with our particular securities based on current information obtained by the rating agencies from us or from other sources. Ratings are not recommendations to

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
buy, sell or hold our debt securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Lower ratings generally result in higher borrowing costs, as well as reduced access to unsecured capital markets. A significant downgrade of our short-term debt ratings would impair our ability to issue commercial paper and likely require us to rely on alternative funding sources. A significant downgrade would not affect our ability to borrow amounts under our corporate revolving credit facility described below, assuming ongoing compliance with the terms and conditions of the credit facility.

Our debt ratings and rating outlooks as of March 31, 2025, were as follows:

Rating Summary
	Short-term	Long-term	Long-term Outlook
Standard & Poor’s Ratings Services	A2	BBB+	Stable
Moody’s Investors Service	P2	Baa2	Positive
Fitch Ratings	F2	BBB+	Positive

As of March 31, 2025, we had the following amounts available to fund operations under the following facilities:

(In millions)
Global revolving credit facility	$843
Trade receivables financing program	$202

In accordance with our funding philosophy, we attempt to align the aggregate average remaining re-pricing life of our debt with the aggregate average remaining re-pricing life of our vehicle assets. We utilize both fixed-rate and variable-rate debt to achieve this alignment and generally target a mix of 20% - 40% variable-rate debt as a percentage of total debt outstanding. The variable-rate portion of our total debt (including notional value of swap agreements) was 14% and 18% as of March 31, 2025 and December 31, 2024, respectively.

Our debt-to-equity ratio was 259% and 250% as of March 31, 2025 and December 31, 2024, respectively. The debt-to-equity ratio represents total debt divided by total equity.

Share Repurchases and Cash Dividends.

Refer to Note 10, "Share Repurchase Programs," in the Notes to Condensed Consolidated Financial Statements for a discussion on our share repurchase programs.

In February 2025 and 2024, our board of directors declared a quarterly cash dividend of $0.81 and $0.71 per share of common stock, respectively.

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

	Continuing Operations
	Three months ended March 31,
(In millions, except per share amount)	2025	2024
EBT	$134	$114
Non-operating pension costs, net	9	11
Acquisition costs	—	5
Other, net	(1)	(1)
Comparable EBT	$142	$129
Earnings	$98	$85
Non-operating pension costs, net	7	7
Acquisition costs	—	4
Other, net	1	—
Comparable Earnings	$106	$96
Diluted EPS	$2.29	$1.89
Non-operating pension costs, net	0.17	0.17
Acquisition costs	—	0.09
Other, net	—	(0.01)
Comparable EPS	$2.46	$2.14

Note: Amounts may not be additive due to rounding.

The following table provides a reconciliation of the effective tax rate to the comparable tax rate:

	Three months ended March 31,
(In millions)	2025	2024
Effective tax rate on continuing operations (1)	26.8%	25.4%
Income tax effects of non-GAAP adjustments (2)	(1.2)%	(0.2)%
Comparable effective tax rate on continuing operations (1)	25.6%	25.2%
————————————
(1)The effective tax rate on continuing operations and comparable tax rate are based on EBT and comparable EBT, respectively, found above.
(2)Income tax effects of non-GAAP adjustments are calculated based on the marginal tax rates to which the non-GAAP adjustments are related.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

The following table provides a reconciliation of Net earnings to comparable EBITDA:

	Three months ended March 31,
(In millions)	2025	2024
Net earnings	$98	$85
Provision for income taxes	36	29
EBT	134	114
Non-operating pension costs, net	9	11
Acquisition costs	—	5
Other, net	(1)	(1)
Comparable EBT	142	129
Interest expense	100	92
Depreciation	425	424
Used vehicle sales, net (1)	(9)	(20)
Intangible amortization	13	11
Comparable EBITDA	$671	$636
————————————
(1)Refer to Note 6,"Revenue Earning Equipment, net," in the Notes to Consolidated Financial Statements for additional information.

The following table provides a reconciliation of Total revenue to Operating revenue:

	Three months ended March 31,
(In millions)	2025	2024
Total revenue	$3,131	$3,098
Subcontracted transportation and fuel	(574)	(603)
Operating revenue	$2,557	$2,495

The following table provides a reconciliation of FMS total revenue to FMS operating revenue:

	Three months ended March 31,		Twelve months ended March 31,
(Dollars in millions)	2025	2024	2025	2024
FMS total revenue	$1,447	$1,455	$5,880	$5,882
Fuel services revenue	(187)	(204)	(755)	(840)
FMS operating revenue	$1,260	$1,251	$5,125	$5,042

FMS EBT	$94	$100	$510	$583
FMS EBT as a % of FMS total revenue	6.5%	6.9%	8.7%	9.9%
FMS EBT as a % of FMS operating revenue	7.5%	8.0%	10.0%	11.6%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

The following table provides a reconciliation of SCS total revenue to SCS operating revenue:

	Three months ended March 31,		Twelve months ended March 31,
(Dollars in millions)	2025	2024	2025	2024
SCS total revenue	$1,331	$1,302	$5,329	$4,976
Subcontracted transportation and fuel	(331)	(330)	(1,336)	(1,258)
SCS operating revenue	$1,000	$972	$3,993	$3,718

SCS EBT	$87	$64	$355	$278
SCS EBT as a % of SCS total revenue	6.5%	4.9%	6.7%	5.6%
SCS EBT as a % of SCS operating revenue	8.7%	6.6%	8.9%	7.5%

The following table provides a reconciliation of DTS total revenue to DTS operating revenue:

	Three months ended March 31,		Twelve months ended March 31,
(Dollars in millions)	2025	2024	2025	2024
DTS total revenue	$602	$563	$2,485	$1,894
Subcontracted transportation and fuel	(142)	(136)	(582)	(491)
DTS operating revenue	$460	$427	$1,903	$1,403

DTS EBT	$27	$18	$134	$110
DTS EBT as a % of DTS total revenue	4.5%	3.2%	5.4%	5.8%
DTS EBT as a % of DTS operating revenue	5.9%	4.2%	7.0%	7.8%

The following tables provide numerical reconciliations of net earnings to adjusted net earnings and average shareholders' equity to adjusted average shareholders' equity (Adjusted ROE), and of the non-GAAP elements used to calculate the adjusted return on equity to the corresponding GAAP measures:

	Twelve months ended March 31,
(Dollars in millions)	2025	2024
Net earnings	$502	$351
Other items impacting comparability, net (1)	8	193
Tax impact (2)	(1)	(11)
Adjusted net earnings [A]	$509	$533

Average shareholders' equity	$3,064	$3,067
Average adjustments to shareholders' equity (3)	5	(11)
Adjusted average shareholders' equity [B]	$3,069	$3,056

Adjusted return on equity [A/B]	17%	17%
————————————
(1)Refer to the table below for a composition of Other items impacting comparability, net, for the 12-month rolling period.
(2)Represents income taxes on other items impacting comparability.
(3)Represents the impact of other items impacting comparability, net of tax, to equity for the respective periods.

Note: Amounts may not be additive due to rounding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

	Twelve months ended March 31,
(In millions)	2025	2024
Acquisition costs	$2	$7
FMS U.K. exit	—	(1)
Currency translation adjustment loss	—	188
Other, net	6	(1)
Other items impacting comparability, net	$8	$193

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
•our expectations with respect to the freight cycle and market conditions, including overall economic uncertainty;
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
•the anticipated impact of fuel and energy prices;
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
•our expectations regarding the benefits from our strategic investments and initiatives, including our lease pricing and maintenance cost savings initiatives;
•our expectations regarding prior acquisitions;
•the impact of inflationary cost pressures, interest rate movements and exchange rate fluctuations;
•our expectations of the long-term residual values of revenue earnings equipment, including the probability of incurring losses or having to decrease residual value estimates in the event of a potential cyclical downturn or changes to the estimated useful lives; and
•our expectations regarding U.S. federal, state and foreign tax positions, tariffs and the realizability of deferred tax assets and changes in foreign tax rates.
These statements, as well as other forward-looking statements contained in this Quarterly Report, are based on our current plans and expectations and are subject to risks, uncertainties and assumptions. We caution readers that certain important factors could cause actual results and events to differ significantly from those expressed in any forward-looking statements. These risk factors, among others, include the following:
•Market Conditions:
◦Changes and uncertainty regarding economic, financial and market conditions in the U.S. and worldwide leading to decreased demand for our services and products, lower profit margins, increased levels of bad debt, and reduced access to credit and financial markets.
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
◦Changes in current financial, tax or other regulatory requirements, such as tariffs, trade restrictions or trade agreements, including the impact to our customers and partners, that could negatively impact our financial and operating results.
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
•Other risks detailed from time to time in our SEC filings including our 2024 Annual Report on Form 10-K and in "Item 1A.-Risk Factors" of this Quarterly Report.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to Ryder's exposures to market risks since December 31, 2024. Please refer to the 2024 Annual Report on Form 10-K for a complete discussion of Ryder's exposures to market risks.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

As of the end of the first quarter of 2025, we carried out an evaluation, under the supervision and with the participation of management, including Ryder's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ryder's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the first quarter of 2025, Ryder's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2025, there were no changes in Ryder's internal control over financial reporting that have materially affected or are reasonably likely to materially affect such internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of our material pending legal proceedings, please refer to Note 15, "Contingencies and Other Matters," in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

To our knowledge and except to the extent additional factual information disclosed in this Quarterly Report on Form 10-Q relates to such risk factors, there have been no material changes in the risk factors described in "Item 1A. Risk Factors" in our Form 10-K for the year ended December 31, 2024, filed with the SEC on February 12, 2025. Our operations could also be affected by additional risk factors that are not presently known to us or by factors that we currently consider not material to our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases we made of our common stock during the three months ended March 31, 2025:

(Dollars in millions, except per share)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Aggregate Maximum Number of Shares That May Yet Be Purchased Under the Discretionary and Anti-Dilutive Programs (1)
January 1 through January 31, 2025	3,510	$156.21	—	2,984,725
February 1 through February 28, 2025	815,966	164.23	645,644	2,339,081
March 1 through March 31, 2025	410,160	146.71	410,000	1,929,081
Total	1,229,636	$158.37	1,055,644
————————————
(1)We currently maintain two share repurchase programs approved by our board of directors in October 2023 and 2024. Refer to Note 10, “Share Repurchase Programs,” in the Notes to Condensed Consolidated Financial Statements for a discussion on our share repurchase programs. Share repurchases under both programs can be made from time to time using our working capital and a variety of methods, including open-market transactions and trading plans established pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The timing and actual number of shares repurchased are subject to market conditions, legal requirements and other factors, including balance sheet leverage, availability of quality acquisitions and stock price.

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

Corporate Revolving Credit Facility

In April 2025, we amended and restated our corporate revolving credit facility, which supports U.S. and Canadian commercial paper programs, with a syndicate of the eleven incumbent lending institutions. The facility's committed borrowing capacity was increased to $1.6 billion and it now expires in April 2030. The credit facility is primarily used for general corporate purposes and can be used to issue up to $150 million in letters of credit. As of March 31, 2025, there were no letters of credit outstanding against the facility. The foregoing description of the amended and restated corporate revolving credit facility does not purport to be complete and is qualified in its entirety by reference to the Fourth Amended and Restated Global Revolving Credit Agreement, which is filed as Exhibit 10.1 to this Current Report on Form 10-Q.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	Fourth Amended and Restated Global Revolving Credit Agreement, dated as of April 22, 2025, by and among Ryder System, Inc., certain Ryder subsidiaries, and the lenders and agents named therein
31.1	Certification of Robert E. Sanchez pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of Cristina Gallo-Aquilo pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32	Certification of Robert E. Sanchez and Cristina Gallo-Aquino pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C Section 1350
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYDER SYSTEM, INC.
(Registrant)

Date:	April 23, 2025	By:	/s/ CRISTINA GALLO-AQUINO
Cristina Gallo-Aquino
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)