Form 10-Q
period 2025-06-30
RYDER SYSTEM INC
filed 2025-07-24
CIK 85961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No   ☑
The number of shares of Ryder System, Inc. Common Stock outstanding at June 30, 2025, was 40,790,636.

RYDER SYSTEM, INC.
FORM 10-Q QUARTERLY REPORT

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
(In millions, except per share amounts)	2025	2024	2025	2024
Services revenue	$2,123	$2,114	$4,202	$4,151
Lease & related maintenance and rental revenue	966	948	1,911	1,884
Fuel services revenue	100	120	206	244
Total revenue	3,189	3,182	6,319	6,279

Cost of services	1,792	1,793	3,564	3,536
Cost of lease & related maintenance and rental	641	644	1,290	1,313
Cost of fuel services	94	116	198	237
Selling, general and administrative expenses	378	368	744	746
Non-operating pension costs, net	9	10	18	21
Used vehicle sales, net	2	(19)	(7)	(39)
Interest expense	102	96	202	188
Miscellaneous income, net	(13)	(4)	(8)	(19)
Restructuring and other items, net	—	—	—	4
	3,005	3,004	6,001	5,987

Earnings from continuing operations before income taxes	184	178	318	292
Provision for income taxes	52	52	88	80
Earnings from continuing operations	132	126	230	212
(Loss) earnings from discontinued operations, net of tax	(1)	1	(2)	—
Net earnings	$131	$127	$228	$212

Earnings per common share — Basic
Continuing operations	$3.19	$2.88	$5.51	$4.81
Discontinued operations	(0.02)	0.01	(0.03)	0.01
Net earnings	$3.18	$2.89	$5.48	$4.82

Earnings per common share — Diluted
Continuing operations	$3.15	$2.83	$5.42	$4.72
Discontinued operations	(0.02)	0.01	(0.03)	0.01
Net earnings	$3.13	$2.84	$5.39	$4.73
See accompanying Notes to Condensed Consolidated Financial Statements.
Note: Earnings per common share amounts may not be additive due to rounding.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three months ended June 30,		Six months ended June 30,
(In millions)	2025	2024	2025	2024
Net earnings	$131	$127	$228	$212
Other comprehensive income:
Changes in cumulative translation adjustment gain (loss) and unrealized gain (loss) from cash flow hedges	42	(23)	43	(28)

Amortization of pension and postretirement items	8	7	15	15
Income tax expense related to amortization of pension and postretirement items	(1)	(1)	(2)	(3)
Amortization of pension and postretirement items, net of taxes	7	6	13	12

Other comprehensive income (loss), net of taxes	49	(17)	56	(16)

Comprehensive income	$180	$110	$284	$196
See accompanying Notes to Condensed Consolidated Financial Statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(In millions, except share amounts)	June 30, 2025	December 31, 2024
Assets:
Current assets:
Cash and cash equivalents	$180	$154
Receivables, net	1,853	1,861
Prepaid expenses and other current assets	307	448
Total current assets	2,340	2,463
Revenue earning equipment, net	9,219	9,206
Operating property and equipment, net of accumulated depreciation of $1,620 and $1,656	1,196	1,184
Goodwill	1,152	1,158
Intangible assets, net	439	457
Operating lease right-of-use assets	954	1,055
Sales-type leases and other assets	1,170	1,149
Total assets	$16,470	$16,672

Liabilities and shareholders' equity:
Current liabilities:
Short-term debt and current portion of long-term debt	$734	$1,120
Accounts payable	838	828
Accrued expenses and other current liabilities	1,297	1,323
Total current liabilities	2,869	3,271
Long-term debt	6,993	6,659
Other non-current liabilities	1,902	1,954
Deferred income taxes	1,632	1,671
Total liabilities	13,396	13,555

Contingencies and Other Matters (Note 14)
Shareholders' equity:
Preferred stock, no par value per share — authorized, 3,800,917; none outstanding, June 30, 2025 and December 31, 2024	—	—
Common stock, $0.50 par value per share — authorized, 400,000,000; outstanding, June 30, 2025 — 40,790,636 and December 31, 2024 — 42,080,039	20	21
Additional paid-in capital	1,100	1,144
Retained earnings	2,590	2,644
Accumulated other comprehensive loss	(636)	(692)
Total shareholders' equity	3,074	3,117
Total liabilities and shareholders' equity	$16,470	$16,672
See accompanying Notes to Condensed Consolidated Financial Statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
(In millions)	2025	2024
Cash flows from operating activities from continuing operations:
Net earnings	$228	$212
Less: Loss from discontinued operations, net of tax	(2)	—
Earnings from continuing operations	230	212
Depreciation expense	845	852
Used vehicle sales, net	(7)	(39)
Amortization expense and other non-cash charges, net	82	73
Operating right-of-use asset amortization expense	188	191
Non-operating pension costs, net and share-based compensation expense	36	41
Deferred income taxes	(42)	(20)
Collections on sales-type leases	80	76
Changes in operating assets and liabilities:
Receivables	14	(46)
Prepaid expenses and other assets	106	20
Accounts payable	13	(35)
Accrued expenses and other liabilities	(142)	(247)
Net cash provided by operating activities from continuing operations	1,403	1,078

Cash flows from investing activities from continuing operations:
Purchases of property and revenue earning equipment	(1,203)	(1,324)
Sales of revenue earning equipment	254	305
Sales of operating property and equipment	6	12
Acquisitions, net of cash acquired	(1)	(297)
Other investing activities	1	(1)
Net cash used in investing activities from continuing operations	(943)	(1,305)

Cash flows from financing activities from continuing operations:
Net (repayments) borrowings of commercial paper and other	(215)	81
Debt proceeds	594	1,193
Debt repayments	(471)	(870)
Dividends on common stock	(71)	(66)
Common stock issued, net of tax withholdings on vested stock awards	(16)	—
Common stock repurchased	(261)	(141)
Other financing activities	(4)	(3)
Net cash (used in) provided by financing activities from continuing operations	(444)	194

Effect of exchange rate changes on Cash and cash equivalents	10	(7)
Increase (decrease) in Cash and cash equivalents from continuing operations	26	(40)
Cash and cash equivalents at beginning of period	154	204
Cash and cash equivalents at end of period	$180	$164
See accompanying Notes to Condensed Consolidated Financial Statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

	Three months ended June 30, 2025
	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
(In millions, except share amounts in thousands)	Amount	Shares	Par				Total
Balance as of April 1, 2025	$—	41,341	$21	$1,098	$2,569	$(685)	$3,003
Comprehensive income	—	—	—	—	131	49	180
Common stock dividends declared —$0.81 per share	—	—	—	—	(34)	—	(34)
Common stock issued under employee stock award and stock purchase plans and other (1)	—	95	(1)	7	—	—	6
Common stock repurchases	—	(645)	—	(18)	(76)	—	(94)
Share-based compensation	—	—	—	13	—	—	13
Balance as of June 30, 2025	$—	40,791	$20	$1,100	$2,590	$(636)	$3,074

	Three months ended June 30, 2024
	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
(In millions, except share amounts in thousands)	Amount	Shares	Par				Total
Balance as of April 1, 2024	$—	43,829	$22	$1,129	$2,568	$(654)	$3,065
Comprehensive income	—	—	—	—	127	(17)	110
Common stock dividends declared —$0.71 per share	—	—	—	—	(32)	—	(32)
Common stock issued under employee stock award and stock purchase plans and other (1)	—	183	1	16	—	—	17
Common stock repurchases	—	(729)	(1)	(15)	(74)	—	(90)
Share-based compensation	—	—	—	11	—	—	11
Balance as of June 30, 2024	$—	43,283	$22	$1,141	$2,589	$(671)	$3,081
————————————
(1)Net of common shares delivered as payment for the exercise price or to satisfy the holders' withholding tax liability upon exercise of options.

See accompanying Notes to Condensed Consolidated Financial Statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

	Six months ended June 30, 2025
	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
(In millions, except share amounts in thousands)	Amount	Shares	Par				Total
Balance as of January 1, 2025	$—	42,080	$21	$1,144	$2,644	$(692)	$3,117
Comprehensive income	—	—	—	—	228	56	284
Common stock dividends declared —$1.62 per share	—	—	—	—	(69)	—	(69)
Common stock issued under employee stock award and stock purchase plans and other (1)	—	412	—	(16)	—	—	(16)
Common stock repurchases	—	(1,701)	(1)	(47)	(213)	—	(261)
Share-based compensation	—	—	—	19	—	—	19
Balance as of June 30, 2025	$—	40,791	$20	$1,100	$2,590	$(636)	$3,074

	Six months ended June 30, 2024
	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
(In millions, except share amounts in thousands)	Amount	Shares	Par				Total
Balance as of January 1, 2024	$—	43,902	$22	$1,148	$2,554	$(655)	$3,069
Comprehensive income	—	—	—	—	212	(16)	196
Common stock dividends declared —$1.42 per share	—	—	—	—	(64)	—	(64)
Common stock issued under employee stock award and stock purchase plans and other (1)	—	561	1	(1)	—	—	—
Common stock repurchases	—	(1,180)	(1)	(27)	(113)	—	(141)
Share-based compensation	—	—	—	21	—	—	21
Balance as of June 30, 2024	$—	43,283	$22	$1,141	$2,589	$(671)	$3,081
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

2. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2023, the FASB issued Accounting Standard Update (ASU) No. 2023-09, Income Taxes (Topic 740). The amendments require disclosure of specific categories in the income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold and further disaggregation of income taxes paid for individually significant jurisdictions. The standard is effective beginning with the December 2025 annual financial statements. This ASU does not impact our consolidated financial position, results of operations or cash flows.

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

3. SEGMENT REPORTING

Our primary measurement of segment financial performance, defined as segment "Earnings from continuing operations before income taxes" (EBT), includes an allocation of costs from Central Support Services (CSS) and excludes Non-operating pension costs, net, Intangible amortization expense, and certain other items. The objective of the EBT measurement is to provide clarity on the profitability of each business segment and, ultimately, to hold leadership of each business segment accountable for their allocated share of CSS costs. Certain costs are not attributable to any segment and remain unallocated in CSS, including costs for investor relations, public affairs and certain executive compensation. Segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
The following table sets forth financial information for each of our segments and provides a reconciliation between segment EBT and Earnings from continuing operations before income taxes:

Three months ended June 30, 2025	FMS	SCS	DTS	Elimination (1)	Total
Revenue	$1,467	$1,366	$606	(250)	$3,189

Direct operating costs	1,130	1,202	562
Used vehicle sales, net	2	—	—
Other segment items (2)	209	65	7
Segment EBT	$126	$99	$37	(36)	226
Unallocated Central Support Services					(21)
Intangible amortization expense (3)					(12)
Non-operating pension costs, net (4)					(9)
Earnings from continuing operations before income taxes					$184

Three months ended June 30, 2024
Revenue	$1,478	$1,341	$635	(272)	$3,182

Direct operating costs	1,164	1,198	585
Used vehicle sales, net	(19)	—	—
Other segment items (2)	200	58	13
Segment EBT	$133	$85	$37	(34)	221
Unallocated Central Support Services					(22)
Intangible amortization expense (3)					(11)
Non-operating pension costs, net (4)					(10)
Earnings from continuing operations before income taxes					$178
_______________
(1)Represents the intercompany revenues in our FMS business segment and inter-segment EBT.
(2)Other segment items for each reportable segment include indirect costs and also include Equipment Contribution for SCS and DTS.
(3)Included within "Selling, general and administrative expenses" in our Condensed Consolidated Statements of Earnings.
(4)Refer to Note 13, Employee Benefit Plans," for further discussion.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

Six months ended June 30, 2025	FMS	SCS	DTS	Elimination (1)	Total
Revenue	$2,914	$2,697	$1,208	(500)	$6,319

Direct operating costs	2,284	2,384	1,126
Used vehicle sales, net	(7)	—	—
Other segment items (2)	417	127	18
Segment EBT	$220	$186	$64	(68)	402
Unallocated Central Support Services					(42)
Intangible amortization expense (3)					(25)
Non-operating pension costs, net (4)					(18)
Other items impacting comparability, net					1
Earnings from continuing operations before income taxes					$318

Six months ended June 30, 2024
Revenue	$2,933	$2,643	$1,198	(495)	$6,279

Direct operating costs	2,335	2,372	1,109
Used vehicle sales, net	(39)	—	—
Other segment items (2)	404	122	34
Segment EBT	$233	$149	$55	(63)	374
Unallocated Central Support Services					(35)
Intangible amortization expense (3)					(22)
Non-operating pension costs, net (4)					(21)
Other items impacting comparability, net					(4)
Earnings from continuing operations before income taxes					$292
_______________
(1)Represents the intercompany revenues in our FMS business segment and inter-segment EBT.
(2)Other segment items for each reportable segment include indirect costs and also include Equipment Contribution for SCS and DTS.
(3)Included within "Selling, general and administrative expenses" in our Condensed Consolidated Statements of Earnings.
(4)Refer to Note 13, Employee Benefit Plans," for further discussion.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

The following table sets forth depreciation expense and other non-cash charges, net, interest expense and purchase of property and revenue earning equipment for the three and six months ended June 30, 2025 and 2024, as provided to the chief operating decision maker (CODM) for each of our business segments. Total assets of our business segments are not provided to the CODM.

	Depreciation expense and other non-cash charges, net (1)		Interest expense		Purchases of property and revenue earning equipment
Three months ended June 30,	2025	2024	2025	2024	2025	2024
FMS	$439	$448	$95	$90	$655	$636
SCS	97	96	5	4	30	3
DTS	5	3	2	2	—	—
CSS	14	14	—	—	4	—
Total	$555	$561	$102	$96	$689	$639

	Depreciation expense and other non-cash charges, net (1)		Interest expense		Purchases of property and revenue earning equipment
Six months ended June 30,	2025	2024	2025	2024	2025	2024
FMS	$881	$880	$189	$176	$1,137	$1,290
SCS	194	187	9	8	57	30
DTS	11	22	4	4	1	1
CSS	29	27	—	—	8	3
Total	$1,115	$1,116	$202	$188	$1,203	$1,324
_______________
(1)Other non-cash charges, net primarily includes operating lease right-of-use (ROU) assets amortization.

4. REVENUE
Disaggregation of Revenue
The following tables disaggregate our revenue recognized by primary geographical market by our reportable business segments, by FMS product line and by SCS industry.

Primary Geographical Markets

	Three months ended June 30, 2025
(In millions)	FMS	SCS	DTS	Eliminations	Total
United States	$1,391	$1,205	$606	$(239)	$2,963
Canada	76	75	—	(11)	140
Mexico	—	86	—	—	86
Total revenue	$1,467	$1,366	$606	$(250)	$3,189

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

	Three months ended June 30, 2024
(In millions)	FMS	SCS	DTS	Eliminations	Total
United States	$1,400	$1,185	$635	$(261)	$2,959
Canada	78	70	—	(11)	137
Mexico	—	86	—	—	86
Total revenue	$1,478	$1,341	$635	$(272)	$3,182

	Six months ended June 30, 2025
(In millions)	FMS	SCS	DTS	Eliminations	Total
United States	$2,766	$2,387	$1,208	$(478)	$5,883
Canada	148	147	—	(22)	273
Mexico	—	163	—	—	163
Total revenue	$2,914	$2,697	$1,208	$(500)	$6,319

	Six months ended June 30, 2024
(In millions)	FMS	SCS	DTS	Eliminations	Total
United States	$2,780	$2,335	$1,198	$(473)	$5,840
Canada	153	141	—	(22)	272
Mexico	—	167	—	—	167
Total revenue	$2,933	$2,643	$1,198	$(495)	$6,279

Product Line

Our FMS revenue disaggregated by product line is as follows:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2025	2024	2025	2024
ChoiceLease	$871	$856	$1,738	$1,698
Commercial rental	239	244	458	475
SelectCare and other	178	176	352	354
Fuel services revenue	179	202	366	406
Total FMS revenue	$1,467	$1,478	$2,914	$2,933

Industry

Our SCS business segment included revenue from the following industries:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2025	2024	2025	2024
Omnichannel retail	$439	$417	$873	$833
Automotive	406	417	801	823
Consumer packaged goods	309	294	610	584
Industrial and other	212	213	413	403
Total SCS revenue	$1,366	$1,341	$2,697	$2,643

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

Lease & Related Maintenance and Rental Revenue
The non-lease revenue from maintenance services related to our ChoiceLease product is recognized in "Lease & related maintenance and rental revenue" in the Condensed Consolidated Statements of Earnings. For the three months ended June 30, 2025 and 2024, we recognized $248 million and $241 million, respectively. For the six months ended June 30, 2025 and 2024, we recognized $498 million and $484 million, respectively.
Deferred Revenue
The following table includes the changes in deferred revenue due to the collection and deferral of cash or the satisfaction of our performance obligation under the contract:

	Six months ended June 30,
(In millions)	2025	2024
Balance as of beginning of period	$600	$545
Recognized as revenue during period from beginning balance	(92)	(105)
Consideration deferred during period, net	129	131
Foreign currency translation adjustment and other	1	1
Balance as of end of period	$638	$572
Contracted Not Recognized Revenue

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized (contracted not recognized revenue). Contracted not recognized revenue was $3.2 billion as of June 30, 2025, and primarily includes deferred revenue and amounts for ChoiceLease maintenance revenue that will be recognized as revenue in future periods as we provide maintenance services to our customers.

5. RECEIVABLES, NET

(In millions)	June 30, 2025	December 31, 2024
Trade	$1,672	$1,634
Sales-type lease	175	161
Other, primarily warranty and insurance	38	104
	1,885	1,899
Allowance for credit losses and other	(32)	(38)
Receivables, net	$1,853	$1,861

The following table provides a reconciliation of our allowance for credit losses and other:

	Six months ended June 30,
(In millions)	2025	2024
Balance as of January 1	$38	$42
Changes to provisions for credit losses	14	11
Write-offs and other	(20)	(19)
Balance as of end of period	$32	$34

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

6. REVENUE EARNING EQUIPMENT, NET

	Estimated Useful Lives (In Years)	June 30, 2025			December 31, 2024
(Dollars in millions)		Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
Held for use:
Trucks	3 — 7	$6,264	$(2,165)	$4,099	$6,252	$(2,210)	$4,042
Tractors	4 — 7.5	6,734	(2,792)	3,942	6,721	(2,739)	3,982
Trailers and other	9.5 — 12	1,675	(674)	1,001	1,695	(671)	1,024
Held for sale		814	(637)	177	781	(623)	158
Total		$15,487	$(6,268)	$9,219	$15,449	$(6,243)	$9,206
Residual Value Estimate Changes

We periodically review and adjust, as appropriate, the estimated residual values of existing revenue earning equipment for the purposes of recording depreciation expense. Reductions in estimated residual values will increase depreciation expense over the remaining useful life of the vehicle. Conversely, an increase in estimated residual values will decrease depreciation expense over the remaining useful life of the vehicle. Our review of the estimated residual values of revenue earning equipment is based on vehicle class (i.e., generally subcategories of trucks, tractors and trailers by weight and usage), historical and current market prices, third-party expected future market prices, expected lives of vehicles, and expected sales in the wholesale or retail markets, among other factors. A variety of factors, many of which are outside of our control, could cause residual value estimates to differ from actual used vehicle sales pricing, such as changes in supply and demand of used vehicles; volatility in market conditions; changes in vehicle technology; competitor pricing; regulatory requirements; wholesale market prices; customer requirements and preferences; and changes in underlying assumption factors. We have disciplines related to the management and maintenance of our vehicles designed to manage the risk associated with the residual values of our revenue earning equipment. Effective January 1, 2025, we made an immaterial adjustment to certain vehicles' estimated residual values based on this review.
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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

The following table presents our assets held for sale that are measured at fair value on a nonrecurring basis and considered a Level 3 fair value measurement:

			Losses from Valuation Adjustments
	June 30, 2025	December 31, 2024	Three months ended June 30,		Six months ended June 30,
(In millions)			2025	2024	2025	2024
Revenue earning equipment held for sale:
Trucks	$21	$10	$8	$3	$13	$6
Tractors	20	27	6	3	12	9
Trailers and other	6	3	3	1	5	2
Total assets at fair value	$47	$40	$17	$7	$30	$17
The table above reflects only the portion where net book values of revenue earnings equipment held for sale exceeded fair values and valuation adjustments were recorded. The net book value of assets held for sale that were less than fair value was $130 million and $118 million as of June 30, 2025 and December 31, 2024, respectively.

The components of "Used vehicle sales, net" were as follows:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2025	2024	2025	2024
Gains on used vehicle sales, net	$(15)	$(26)	$(37)	$(56)
Losses from valuation adjustments	17	7	30	17
Used vehicle sales, net	$2	$(19)	$(7)	$(39)

7. ACCRUED EXPENSES AND OTHER LIABILITIES

	June 30, 2025			December 31, 2024
(In millions)	Accrued expenses and other current liabilities	Other non-current liabilities	Total	Accrued expenses and other current liabilities	Other non-current liabilities	Total
Operating lease liabilities	$292	$702	$994	$302	$804	$1,106
Deferred revenue	158	480	638	160	440	600
Self-insurance	210	358	568	193	349	542
Salaries and wages	175	—	175	197	—	197
Pension and other employee benefits	17	158	175	26	156	182
Operating taxes	142	—	142	134	—	134
Deferred compensation	10	129	139	7	127	134
Deposits, mainly from customers	69	—	69	67	—	67
Interest	68	—	68	65	—	65
Income taxes	55	—	55	7	—	7
Other	101	75	176	165	78	243
Total	$1,297	$1,902	$3,199	$1,323	$1,954	$3,277

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

8. LEASES
Leases as Lessor
The components of lease income were as follows:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2025	2024	2025	2024
Operating leases
Lease income related to ChoiceLease	$401	$359	$792	$740
Lease income related to commercial rental (1)	$227	$233	$430	$452

Sales-type leases
Interest income related to net investment in leases	$23	$19	$45	$36

Variable lease income excluding commercial rental (1)	$68	$99	$145	$171
————————————
(1)Lease income related to commercial rental includes both fixed and variable lease income. Variable lease income is approximately 15% to 20% of total commercial rental income based on management's internal estimates.

The components of net investment in sales-type leases, which are included in "Receivables, net" and "Sales-type leases and other assets" in the Condensed Consolidated Balance Sheets, were as follows:

(In millions)	June 30, 2025	December 31, 2024
Net investment in the lease — lease payment receivable	$859	$818
Net investment in the lease — unguaranteed residual value in assets	52	49
	911	867
Estimated loss allowance	(3)	(5)
Total	$908	$862

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

9. DEBT

	Weighted Average Interest Rate
(Dollars in millions)	June 30, 2025	Maturities	June 30, 2025	December 31, 2024
Debt:
Trade receivables financing program	4.75%	2026	$20	$20
U.S. commercial paper	4.68%	2030	653	868
Unsecured medium-term note issued April 2020	—%	2025	—	400
Unsecured medium-term note issued May 2020	3.35%	2025	400	400
Unsecured medium-term note issued December 1995	6.95%	2025	150	150
Unsecured medium-term note issued November 2021	5.14%	2026	300	300
Unsecured medium-term note issued November 2019	2.90%	2026	400	400
Unsecured medium-term note issued February 2022	4.05%	2027	450	450
Unsecured medium-term note issued May 2022	4.30%	2027	300	300
Unsecured medium-term note issued February 2024	5.30%	2027	350	350
Unsecured medium-term note issued February 2023	5.65%	2028	500	500
Unsecured medium-term note issued May 2023	5.25%	2028	650	650
Unsecured medium-term note issued November 2023	6.30%	2028	400	400
Unsecured medium-term note issued February 2024	5.38%	2029	550	550
Unsecured medium-term note issued May 2024	5.50%	2029	300	300
Unsecured medium-term note issued August 2024	4.95%	2029	300	300
Unsecured medium-term note issued November 2024	4.90%	2029	300	300
Unsecured medium-term note issued February 2025	5.00%	2030	300	—
Unsecured medium-term note issued May 2025	4.85%	2030	300	—
Unsecured medium-term note issued November 2023	6.60%	2033	600	600
Unsecured U.S. obligations	5.14%	2027	275	275
Asset-backed U.S. obligations (1)	3.59%	2025-2030	197	252
Finance lease obligations and other		2025-2032	87	76
			7,782	7,841
Fair market value adjustments on medium-term notes (2)			(16)	(25)
Debt issuance costs and original issue discounts			(39)	(37)
Total debt (3)			7,727	7,779
Short-term debt and current portion of long-term debt			(734)	(1,120)
Long-term debt			$6,993	$6,659
 ————————————
(1)Asset-backed U.S. obligations are financing transactions backed by a portion of our revenue earning equipment.
(2)Interest rate swaps included in "Other non-current liabilities" within the Condensed Consolidated Balance Sheets. The notional amount of interest rate swaps designated as fair value hedges was $500 million as of both June 30, 2025 and December 31, 2024.
(3)The unsecured medium-term notes bear semi-annual interest.

The fair value of total debt (excluding finance lease and asset-backed U.S. obligations) was approximately $7.7 billion and $7.6 billion as of June 30, 2025 and December 31, 2024, respectively. For publicly traded debt, estimates of fair value were based on market prices. For other debt, fair value was estimated based on a model-driven approach using rates currently available to us for debt with similar terms and remaining maturities. The fair value measurements of our publicly traded debt and our other debt were classified within Level 2 of the fair value hierarchy.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

Debt Proceeds and Repayments

The following table summarizes our debt proceeds and repayments in 2025:

Six months ended June 30, 2025
(In millions)	Debt Proceeds		Debt Repayments
Medium-term notes (1)	$594	Medium-term notes	$400
U.S. and foreign term loans, finance lease obligations and other	—	U.S. and foreign term loans, finance lease obligations and other	71
Total debt proceeds	$594	Total debt repaid	$471
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

Credit Arrangements

Our borrowing capacity under the revolving credit facility and trade receivables financing program was as follows:

	June 30, 2025
(In millions)	Borrowing Capacity	Outstanding	Available
Revolving credit facility	$1,600	$653	$947
Trade receivables financing facility (1)	300	99	201
Total	$1,900	$752	$1,148
_______________
(1)As of June 30, 2025, includes borrowings of $20 million and letters of credit outstanding of $79 million.

In April 2025, we amended and restated our corporate revolving credit facility, which supports U.S. and Canadian commercial paper programs, with a syndicate of eleven incumbent lending institutions. The facility's committed borrowing capacity was increased to $1.6 billion and it now expires in April 2030. The credit facility is primarily used for general corporate purposes and can also be used to issue up to $150 million in letters of credit. As of June 30, 2025, there were no letters of credit outstanding against the facility.
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

The discretionary share repurchase programs are designed to provide management with capital structure flexibility while concurrently managing objectives related to balance sheet leverage, acquisition opportunities, and shareholder returns. The anti-

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

dilutive share repurchase programs are designed to mitigate the dilutive impact of shares issued under our employee stock plans. Shares are retired upon repurchase.

The following table provides the activity for shares repurchased and retired:

	Three months ended June 30,				Six months ended June 30,
	2025		2024		2025		2024
(In millions)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
2023 Anti-Dilutive Program (1)	0.1	$14	0.3	$32	0.4	$68	0.6	$70

October 2024 Discretionary Program (2)	0.6	79	—	—	1.3	192	—	—
October 2023 Discretionary Program (3)	—	—	0.5	57	—	—	0.6	71
Discretionary Programs	0.6	79	0.5	57	1.3	192	0.6	71
Total	0.6	$94	0.7	$90	1.7	$261	1.2	$141
_____________________
(1)Program commenced October 2023 and expires October 2025.
(2)Program commenced October 2024 and expires October 2026.
(3)Completed in September 2024.

Amounts in the table may not be additive due to rounding.

11. ACCUMULATED OTHER COMPREHENSIVE LOSS

Comprehensive income presents a measure of all changes in shareholders' equity except for changes resulting from transactions with shareholders in their capacity as shareholders. The following summary sets forth the change in each component of Accumulated other comprehensive loss, net of tax (AOCI):

(In millions)	Currency Translation Adjustments	Net Actuarial (Loss) Gain and Prior Service Costs	Unrealized (Loss) Gain from Cash Flow Hedges	Accumulated Other Comprehensive (Loss) Gain
January 1, 2025	$(96)	$(597)	$1	$(692)
Other comprehensive (loss) gain, net of tax, before reclassifications	46	—	(2)	44
Amounts reclassified from AOCI, net of tax	—	13	(1)	12
Net current-period other comprehensive gain (loss), net of tax	46	13	(3)	56
June 30, 2025	$(50)	$(584)	$(2)	$(636)

(In millions)	Currency Translation Adjustments	Net Actuarial (Loss) Gain and Prior Service Costs	Unrealized Gain (Loss) from Cash Flow Hedges	Accumulated Other Comprehensive (Loss) Gain
January 1, 2024	$(18)	$(637)	$—	$(655)
Other comprehensive (loss) gain, net of tax, before reclassifications	(30)	—	5	(25)
Amounts reclassified from AOCI, net of tax	—	12	(3)	9
Net current-period other comprehensive gain (loss), net of tax	(30)	12	2	(16)
June 30, 2024	$(48)	$(625)	$2	$(671)

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

12. EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per common share from continuing operations:

	Three months ended June 30,		Six months ended June 30,
(Dollars in millions and shares in thousands)	2025	2024	2025	2024
Earnings per common share — Basic:
Earnings from continuing operations	$132	$126	$230	$212
Less: Distributed and undistributed earnings allocated to unvested stock	(1)	(1)	(1)	(1)
Earnings from continuing operations available to common shareholders	$131	$125	$229	211

Weighted average common shares outstanding	40,942	43,609	41,391	43,734

Earnings from continuing operations per common share — Basic	$3.19	$2.88	$5.51	$4.81

Earnings per common share — Diluted:
Earnings from continuing operations available to common shareholders — Diluted	$132	$126	$230	$212

Weighted average common shares outstanding — Basic	40,942	43,609	41,391	43,734
Effect of dilutive equity awards	900	1,024	995	1,083
Weighted average common shares outstanding — Diluted	41,842	44,633	42,385	44,817

Earnings from continuing operations per common share — Diluted	$3.15	$2.83	$5.42	$4.72

Anti-dilutive equity awards not included in Diluted EPS	99	92	78	86
————————————
Note: Amounts may not be additive due to rounding.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

13. EMPLOYEE BENEFIT PLANS

Components of net pension expense for defined benefit pension plans were as follows:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2025	2024	2025	2024
Company-administered plans:
Service cost	$1	$1	$1	$1
Interest cost	22	21	44	43
Expected return on plan assets	(21)	(19)	(41)	(38)
Amortization of net actuarial loss and prior service cost	7	7	14	15
Net pension expense	$9	$10	$18	$21

Company-administered plans:
U.S.	$5	$7	$11	$15
Non-U.S.	4	3	7	6
Net pension expense	$9	$10	$18	$21

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

In April 2025, we executed a bulk annuity contract with a Canadian insurance company that enables us to settle $42 million of our $59 million Canadian pension benefit obligations. This annuity transaction secured future pension benefits to certain pension plan members. We currently maintain all administrative responsibilities for the annuity payments to these pension plan members. The remaining $17 million of Canadian pension benefit obligations will be settled by issuing lump sum payments to pension plan members. Both the bulk annuity contract and the lump sum payments will be funded using Canadian pension plan assets. The bulk annuity transaction will have no impact on our financial position or statement of earnings until administrative responsibilities related to the annuity payments are transferred to the Canadian insurance company. The bulk annuity contract administrative transfer and lump sum payments to pension plan members are both targeted to occur in 2026.

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

15. SUPPLEMENTAL CASH FLOW INFORMATION

	Six months ended June 30,
(In millions)	2025	2024
Interest paid	$194	$179
Income taxes paid, net of refunds	$37	$142
Cash paid for operating lease liabilities	$187	$179
Right-of-use assets obtained in exchange for lease obligations:
Finance leases	$25	$19
Operating leases	$51	$85
Capital expenditures acquired but not yet paid	$244	$221

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

OVERVIEW

Selected Operating Performance Items For The Second Quarter 2025

•Diluted EPS from continuing operations of $3.15, up 11% from prior year
•Comparable EPS (a non-GAAP measure) from continuing operations of $3.32, up 11% from prior year, reflecting higher contractual earnings and share repurchases
•Total revenue of $3.2 billion, consistent with prior year up —%
•Operating revenue (a non-GAAP measure) of $2.6 billion, up 2%, reflecting contractual revenue growth in Supply Chain Solutions (SCS) and Fleet Management Solutions (FMS)

Business Trends

During the three and six months ended June 30, 2025, the strength and diversification of our contractual portfolio and execution of strategic initiatives helped mitigate the impact of weak market conditions on used vehicle sales and commercial rental demand. We continue to benefit from favorable long-term secular trends in logistics and transportation solutions; however, we are experiencing near-term sales headwinds that reflect the extended freight downturn and overall economic uncertainty. The favorable secular trends provide long-term revenue and earnings growth opportunities for all of our business segments.

In our FMS business, strong lease performance was driven by our lease pricing and maintenance cost savings initiatives which delivered strong portfolio returns. Used vehicle sales and rental demand declined from the prior year during the first half of 2025, reflecting freight market conditions. Rental utilization was 70% and 68% during the three and six months ended June 30, 2025, respectively, compared to 69% and 68%, respectively, in the prior year, on a smaller fleet in 2025. We do not anticipate significant improvement in the current freight market conditions for the remainder of the year.

Our SCS business benefited from operating revenue growth and improved operating performance from the optimization of the omnichannel retail network. Dedicated Transportation Solutions (DTS) continued to benefit from synergies related to the prior year acquisition of Cardinal Logistics, but generated less revenue given a reduction in fleet count resulting from the prolonged freight market downturn. We expect to realize further benefits from the acquisition for the remainder of 2025.

While we are experiencing positive momentum in our businesses, other unknown effects from inflationary cost pressures, labor interruptions, introduction of tariffs and taxes and the continued higher interest rate environment may negatively impact demand for our business, financial results and significant judgments and estimates.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
The following discussion provides a summary of financial highlights that are discussed in more detail throughout our MD&A and within the Notes to Condensed Consolidated Financial Statements:

	Three months ended June 30,		Six months ended June 30,		Change 2025/2024
(Dollars in millions, except per share)	2025	2024	2025	2024	Three Months	Six Months
Total revenue	$3,189	$3,182	$6,319	$6,279	—%	1%
Operating revenue (1)	2,610	2,561	5,167	5,056	2%	2%
Earnings from continuing operations before income taxes (EBT)	$184	$178	$318	$292	3%	9%
Comparable EBT (1)	193	188	335	317	2%	6%
Earnings from continuing operations	132	126	230	212	4%	9%
Comparable earnings from continuing operations (1)	139	134	245	230	4%	6%
Comparable EBITDA (1)	729	704	1,400	1,340	4%	4%
Earnings per common share (EPS) — Diluted
Continuing operations	$3.15	$2.83	$5.42	$4.72	11%	15%
Comparable (1)	3.32	3.00	5.77	5.13	11%	13%
Net cash provided by operating activities from continuing operations			$1,403	$1,078		30%
Total capital expenditures (2)			1,192	1,301		(8)%
Free cash flow (1)			461	71		549%

			June 30, 2025	December 31, 2024		Change
Debt to equity (3)			251%	250%		100 bps

			Twelve months ended June 30,
			2025	2024		Change
Adjusted return on equity (1)			17%	16%		100 bps
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

Total revenue was $3.2 billion in the second quarter of 2025, and $6.3 billion in the six months ended June 30, 2025, consistent with prior year. Operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation) increased 2% in the second quarter of 2025, and for the six months ended June 30, 2025, reflecting contractual revenue growth in SCS and FMS.

EBT and comparable EBT increased in the second quarter and six months ended June 30, 2025, primarily due to higher contractual earnings, partially offset by lower used vehicle sales and rental results.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

CONSOLIDATED RESULTS
Services

	Three months ended June 30,		Six months ended June 30,		Change 2025/2024
(Dollars in millions)	2025	2024	2025	2024	Three Months	Six Months
Services revenue	$2,123	$2,114	$4,202	$4,151	—%	1%
Cost of services	1,792	1,793	3,564	3,536	—%	1%
Gross margin	$331	$321	$638	$615	3%	4%
Gross margin %	16%	15%	15%	15%

Services revenue represents all the revenue associated with our SCS and DTS business segments, including subcontracted transportation and fuel, as well as SelectCare and fleet support services associated with our FMS business segment. Services revenue was consistent in the second quarter and increased 1% in the six months ended June 30, 2025, primarily driven by the prior year acquisition and new business as well as higher customer volumes and pricing.

Cost of services represents the direct costs related to services revenue and is primarily comprised of salaries and employee-related costs, subcontracted transportation (purchased transportation from third parties), fuel, vehicle liability costs and maintenance costs. Cost of services remained consistent in the second quarter of 2025, and increased 1% for the six months ended June 30, 2025, reflecting revenue growth.

Services gross margin and service gross margin percentage increased in the second quarter and for the six months ended June 30, 2025, reflecting improved operating performance from strategic initiatives.
Lease & Related Maintenance and Rental

	Three months ended June 30,		Six months ended June 30,		Change 2025/2024
(Dollars in millions)	2025	2024	2025	2024	Three Months	Six Months
Lease & related maintenance and rental revenue	$966	$948	$1,911	$1,884	2%	1%
Cost of lease & related maintenance and rental	641	644	1,290	1,313	—%	(2)%
Gross margin	$325	$304	$621	$571	7%	9%
Gross margin %	34%	32%	32%	30%

Lease & related maintenance and rental revenue represent revenue from our ChoiceLease and commercial rental product offerings within our FMS business segment. Revenue increased 2% in the second quarter and 1% in the six months ended June 30, 2025, reflecting ChoiceLease revenue growth, partially offset by lower rental demand.

Cost of lease & related maintenance and rental represents the direct costs related to Lease & related maintenance and rental revenue and are comprised of depreciation of revenue earning equipment, maintenance costs (primarily repair parts and labor), and other costs such as licenses, insurance and operating taxes. Cost of lease & related maintenance and rental excludes interest costs from vehicle financing, which are reported within "Interest expense" in our Condensed Consolidated Statements of Earnings. Cost of lease & related maintenance and rental remained consistent in the second quarter and decreased 2% in the six months ended June 30, 2025, primarily reflecting maintenance cost savings initiative and a smaller lease and rental fleet.

Lease & related maintenance and rental gross margin and gross margin percentage increased in the second quarter and the six months ended June 30, 2025, primarily due to higher ChoiceLease pricing and maintenance cost savings initiatives.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Fuel Services

	Three months ended June 30,		Six months ended June 30,		Change 2025/2024
(Dollars in millions)	2025	2024	2025	2024	Three Months	Six Months
Fuel services revenue	$100	$120	$206	$244	(17)%	(16)%
Cost of fuel services	94	116	198	237	(19)%	(16)%
Gross margin	$6	$4	$8	$7	50%	14%
Gross margin %	6%	3%	4%	3%

Fuel services revenue represents fuel services provided to our FMS customers. Fuel services revenue decreased 17% in the second quarter and 16% in the six months ended June 30, 2025, primarily reflecting lower fuel costs passed through to customers and fewer gallons sold.

Cost of fuel services includes the direct costs associated with providing our customers with fuel. These costs include fuel, salaries and employee-related costs of fuel island attendants, and depreciation of our fueling facilities and equipment. Cost of fuel services decreased 19% in the second quarter and 16% in the six months ended June 30, 2025, as a result of lower fuel costs and fewer gallons sold.

Fuel services gross margin increased in the second quarter and the six months ended June 30, 2025. Fuel services gross margin as a percentage of revenue increased to 6% in the second quarter of 2025 and 4% for the six months ended June 30, 2025. Fuel is largely a pass-through to customers for which we realize minimal changes in margin during periods of steady market fuel prices. However, fuel services margin is impacted by sudden increases or decreases in market fuel prices during a short period of time, as customer pricing for fuel is established based on current market fuel costs. Fuel services gross margin in the second quarter of 2025 was positively impacted by these price change dynamics as fuel prices experienced sudden increases during a short period of time.

Selling, General and Administrative Expenses

	Three months ended June 30,		Six months ended June 30,		Change 2025/2024
(Dollars in millions)	2025	2024	2025	2024	Three Months	Six Months
Selling, general and administrative expenses (SG&A)	$378	$368	$744	$746	3%	—%
Percentage of total revenue	12%	12%	12%	12%

SG&A expenses increased 3% in the second quarter of 2025, primarily reflecting higher incentive compensation-related expenses and bad debt expense, partially offset by lower travel expenses. SG&A expenses remained consistent for the six months ended June 30, 2025. SG&A expenses as a percentage of total revenue remained consistent at 12% for the second quarter and for the six months ended June 30, 2025.

Non-Operating Pension Costs, net

	Three months ended June 30,		Six months ended June 30,		Change 2025/2024
(Dollars in millions)	2025	2024	2025	2024	Three Months	Six Months
Non-operating pension costs, net	$9	$10	$18	$21	(10)%	(11)%

Non-operating pension costs, net include the amortization of net actuarial loss and prior service cost, interest cost and expected return on plan assets components of pension and postretirement benefit costs, as well as any significant charges for settlements or curtailments if recognized.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Used Vehicle Sales, net

	Three months ended June 30,		Six months ended June 30,		Change 2025/2024
(Dollars in millions)	2025	2024	2025	2024	Three Months	Six Months
Used vehicle sales, net	$2	$(19)	$(7)	$(39)	(111)%	(82)%

Used vehicle sales, net includes gains or losses from sales of used vehicles, selling costs associated with used vehicles and write-downs of vehicles held for sale to fair market values (referred to as "valuation adjustments"). Used vehicle sales, net decreased in the second quarter and six months ended June 30, 2025, reflecting weaker market conditions and higher wholesale volumes to manage aged inventory levels. The sell of aged inventory through our wholesale channels negatively impacted used vehicle sales results by $10 million during the second quarter of 2025.

Average proceeds per unit decreased in the second quarter and for the six months ended June 30, 2025. The following table presents the average used vehicle pricing changes compared to the prior year:

	Proceeds per unit change 2025/2024 (1)
	Three Months	Six Months
Tractors	(17)%	(16)%
Trucks	(17)%	(18)%
————————————
(1) Represents percentage change compared to prior year period in average sales proceeds on used vehicle sales using constant currency.

Average proceeds per unit increased 3% for tractors and declined 10% for trucks in the second quarter of 2025, sequentially from the first quarter.
Interest Expense

	Three months ended June 30,		Six months ended June 30,		Change 2025/2024
(Dollars in millions)	2025	2024	2025	2024	Three Months	Six Months
Interest expense	$102	$96	$202	$188	6%	7%
Effective interest rate	5.3%	5.2%	5.2%	5.1%

Interest expense increased 6% and 7% in the second quarter and for the six months ended June 30, 2025, respectively, primarily reflecting higher average debt and higher market interest rates on new debt issuances and refinancings.

Miscellaneous Income, net

	Three months ended June 30,		Six months ended June 30,		Change 2025/2024
(Dollars in millions)	2025	2024	2025	2024	Three Months	Six Months
Miscellaneous income, net	$(13)	$(4)	$(8)	$(19)	225%	(58)%
Miscellaneous income, net consists of investment income on securities used to fund certain benefit plans, interest income, gains on sales of operating property, foreign currency transaction remeasurement and other non-operating items. Miscellaneous income, net increased to $13 million in the second quarter of 2025, primarily due to higher investment income. Miscellaneous income, net decreased to $8 million for the six months ended June 30, 2025, due to lower performance on investments and interest income and a prior year gain on the sale of assets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Restructuring and Other Items, net

	Three months ended June 30,		Six months ended June 30,		Change 2025/2024
(Dollars in millions)	2025	2024	2025	2024	Three Months	Six Months
Restructuring and other items, net	$—	$—	$—	$4	NM	NM
————————————
"NM" - not meaningful
Restructuring and other items, net for the six months ended June 30, 2024, primarily reflects acquisition-related costs.
Provision for Income Taxes

	Three months ended June 30,		Six months ended June 30,		Change 2025/2024
(Dollars in millions)	2025	2024	2025	2024	Three Months	Six Months
Provision for income taxes	$52	$52	$88	$80	—%	10%
Effective tax rate on continuing operations	28.3%	29.1%	27.7%	27.7%
Comparable tax rate on continuing operations (1)	28.0%	29.0%	27.0%	27.4%
————————————
(1)Non-GAAP financial measure. Refer to the "Non-GAAP Financial Measures" section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.

Our effective tax rate on continuing operations was 28.3% in the second quarter of 2025, compared to 29.1% in the prior year, and our comparable tax rate was 28.0% compared to 29.0% in the prior year, primarily due to a reduction in U.S. tax on foreign earnings. Our effective tax rate on continuing operations and comparable tax rate were 27.7% and 27.0% for the six months ended June 30, 2025, respectively, consistent with prior year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
OPERATING RESULTS BY BUSINESS SEGMENT

	Three months ended June 30,		Six months ended June 30,		Change 2025/2024
(Dollars in millions)	2025	2024	2025	2024	Three Months	Six Months
Revenue:
Fleet Management Solutions	$1,467	$1,478	$2,914	$2,933	(1)%	(1)%
Supply Chain Solutions	1,366	1,341	2,697	2,643	2%	2%
Dedicated Transportation Solutions	606	635	1,208	1,198	(5)%	1%
Eliminations	(250)	(272)	(500)	(495)	(8)%	1%
Total	$3,189	$3,182	$6,319	$6,279	—%	1%
Operating Revenue: (1)
Fleet Management Solutions	$1,288	$1,276	$2,548	$2,527	1%	1%
Supply Chain Solutions	1,019	989	2,019	1,961	3%	3%
Dedicated Transportation Solutions	470	485	930	911	(3)%	2%
Eliminations	(167)	(189)	(330)	(343)	(12)%	(4)%
Total	$2,610	$2,561	$5,167	$5,056	2%	2%

Earnings from continuing operations before income taxes:
Fleet Management Solutions	$126	$133	$220	$233	(6)%	(6)%
Supply Chain Solutions	99	85	186	149	16%	24%
Dedicated Transportation Solutions	37	37	64	55	1%	17%
Eliminations	(36)	(34)	(68)	(63)	3%	6%
	226	221	402	374	2%	7%
Unallocated Central Support Services	(21)	(22)	(42)	(35)	(1)%	(18)%
Intangible amortization expense	(12)	(11)	(25)	(22)	11%	16%
Non-operating pension costs, net (2)	(9)	(10)	(18)	(21)	(10)%	(11)%
Other items impacting comparability, net	—	—	1	(4)	NM	NM
Earnings from continuing operations before income taxes	$184	$178	$318	$292	3%	9%
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

The following table sets forth the benefits from Equipment Contribution included in Segment EBT for our SCS and DTS business segments:

	Three months ended June 30,		Six months ended June 30,		Change 2025/2024
(Dollars in millions)	2025	2024	2025	2024	Three Months	Six Months
Equipment Contribution:
Supply Chain Solutions	$12	$11	$22	$21	5%	4%
Dedicated Transportation Solutions	24	23	46	42	2%	7%
Total	$36	$34	$68	$63	3%	6%

Fleet Management Solutions

	Three months ended June 30,		Six months ended June 30,		Change 2025/2024
(Dollars in millions)	2025	2024	2025	2024	Three Months	Six Months
ChoiceLease	$871	$856	$1,738	$1,698	2%	2%
Commercial rental (1)	239	244	458	475	(2)%	(4)%
SelectCare and other	178	176	352	354	2%	—%
Fuel services revenue	179	202	366	406	(12)%	(10)%
FMS total revenue	$1,467	$1,478	$2,914	$2,933	(1)%	(1)%

FMS operating revenue (2)	$1,288	$1,276	$2,548	$2,527	1%	1%

FMS EBT	$126	$133	$220	$233	(6)%	(6)%
FMS EBT as a % of FMS total revenue	8.6%	9.0%	7.5%	8.0%	(40) bps	(50) bps
FMS EBT as a % of FMS operating revenue (2)	9.7%	10.4%	8.6%	9.2%	(70) bps	(60) bps

			Twelve months ended June 30,		Change 2025/2024
			2025	2024
FMS EBT as a % of FMS total revenue			8.6%	9.1%	(50) bps
FMS EBT as a % of FMS operating revenue (2)			9.8%	10.6%	(80) bps
————————————
(1)For the three months ended June 30, 2025 and 2024, rental revenue from lease customers in place of a lease vehicle represented 28% and 30% of commercial rental revenue, respectively. For the six months ended June 30, 2025 and 2024, rental revenue from lease customers in place of a lease vehicle represented 29% and 33% of commercial rental revenue, respectively.
(2)Non-GAAP financial measure. Refer to the "Non-GAAP Financial Measures" section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.

FMS total revenue decreased 1% in the second quarter of 2025 and six months ended June 30, 2025, reflecting lower fuel costs passed through to customers and fewer gallons sold, partially offset by higher operating revenue. FMS operating revenue increased 1% in the second quarter of 2025 and six months ended June 30, 2025, reflecting higher ChoiceLease revenue.

FMS EBT decreased 6% in the second quarter and six months ended June 30, 2025, primarily driven by lower used vehicle sales results reflecting weaker market conditions and higher wholesale volumes to manage aged inventory levels, partially offset by higher ChoiceLease results driven by pricing and maintenance cost savings initiatives. Lower used vehicle results reflect a 17% decrease in both used truck and tractor pricing in the second quarter of 2025 and an 18% and 16% decrease in used truck and tractor pricing, respectively, in the six months ended June 30, 2025. Rental power fleet utilization increased to 70% in the second quarter of 2025, as compared to 69% in prior year, and remained consistent with the prior year at 68% for the six months ended

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
June 30, 2025. The average active power fleet was 7% smaller in the second quarter of 2025 and 6% smaller in the six months ended June 30, 2025.

Our fleet of owned and leased revenue earning equipment and SelectCare vehicles, including vehicles under on-demand maintenance, is summarized as follows (number of units rounded to the nearest hundred):

				Change
	June 30, 2025	December 31, 2024	June 30, 2024	June 2025/ Dec 2024	June 2025/ June 2024
End of period vehicle count
By type:
Trucks (1)	80,000	80,500	77,100	(1)%	4%
Tractors (2)	64,500	66,700	68,700	(3)%	(6)%
Trailers and other (3)	43,900	44,700	46,200	(2)%	(5)%
Total	188,400	191,900	192,000	(2)%	(2)%

By ownership:
Owned	183,700	186,200	184,200	(1)%	—%
Leased	4,700	5,700	7,800	(18)%	(40)%
Total	188,400	191,900	192,000	(2)%	(2)%

By product line:
ChoiceLease	142,600	145,300	145,000	(2)%	(2)%
Commercial rental	34,000	35,500	35,400	(4)%	(4)%
Service vehicles and other	2,200	2,100	2,100	5%	5%
	178,800	182,900	182,500	(2)%	(2)%
Held for sale	9,600	9,000	9,500	7%	1%
Total	188,400	191,900	192,000	(2)%	(2)%

Customer vehicles under SelectCare contracts (4)	43,400	41,800	48,500	4%	(11)%

Quarterly average vehicle count
By product line:
ChoiceLease	143,200	145,300	146,000	(1)%	(2)%
Commercial rental	34,300	35,000	35,500	(2)%	(3)%
Service vehicles and other	2,100	2,100	2,100	—%	—%
	179,600	182,400	183,600	(2)%	(2)%
Held for sale	9,700	9,100	9,400	7%	3%
Total	189,300	191,500	193,000	(1)%	(2)%

Customer vehicles under SelectCare contracts (4)	43,000	44,900	50,400	(4)%	(15)%
Customer vehicles under SelectCare on-demand (5)	2,000	2,200	2,700	(9)%	(26)%
Total vehicles serviced	234,300	238,600	246,100	(2)%	(5)%
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
The following table provides information on our active ChoiceLease fleet (number of units rounded to nearest hundred) and our commercial rental power fleet (excludes trailers):

				Change
	June 30, 2025	December 31, 2024	June 30, 2024	June 2025/ Dec 2024	June 2025/ June 2024
Active ChoiceLease fleet
End of period vehicle count (1)	134,100	135,000	136,800	(1)%	(2)%
Quarterly average vehicle count (1)	134,500	135,300	137,600	(1)%	(2)%
Commercial rental statistics
Quarterly commercial rental utilization - power fleet (2)	70%	73%	69%	(300) bps	100 bps
Year-to-date commercial rental utilization - power fleet (2)	68%	70%	68%	(200) bps	— bps
————————————
(1)Active ChoiceLease vehicles are calculated as those units currently earning revenue and not classified as not yet earning or no longer earning units.
(2)Rental utilization is calculated using the number of days units are rented divided by the number of days units are available to rent in the calendar year.

Supply Chain Solutions

	Three months ended June 30,		Six months ended June 30,		Change 2025/2024
(Dollars in millions)	2025	2024	2025	2024	Three Months	Six Months
Omnichannel retail	$300	$287	$605	$577	5%	5%
Automotive	280	280	551	548	—%	—%
Consumer packaged goods	302	286	596	567	5%	5%
Industrial and other	137	136	267	269	—%	—%
Subcontracted transportation and fuel	347	352	678	682	(1)%	(1)%
SCS total revenue	$1,366	$1,341	$2,697	$2,643	2%	2%

SCS operating revenue (1)	$1,019	$989	$2,019	$1,961	3%	3%

SCS EBT	$99	$85	$186	$149	16%	24%
SCS EBT as a % of SCS total revenue	7.2%	6.4%	6.9%	5.7%	80 bps	120 bps
SCS EBT as a % of SCS operating revenue (1)	9.7%	8.6%	9.2%	7.6%	110 bps	160 bps

End of period vehicle count:
Power vehicles	3,800	4,100	3,800	4,100	(7)%	(7)%
Trailers	9,200	9,400	9,200	9,400	(2)%	(2)%
Total	13,000	13,500	13,000	13,500	(4)%	(4)%

			Twelve months ended June 30,		Change 2025/2024
			2025	2024
SCS EBT as a % of SCS total revenue			6.9%	5.6%	130 bps
SCS EBT as a % of SCS operating revenue (1)			9.2%	7.5%	170 bps
————————————
(1)Non-GAAP financial measure. Refer to the "Non-GAAP Financial Measures" section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.

SCS total revenue increased 2% in the second quarter of 2025 and six months ended June 30, 2025, primarily as a result of higher operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation). SCS operating revenue

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
increased 3% in the second quarter of 2025 and six months ended June 30, 2025, driven by new business as well as higher customer volumes and pricing.

SCS EBT increased 16% in the second quarter of 2025 and 24% for the six months ended June 30, 2025, primarily reflecting operating revenue growth and improved performance from optimization of our omnichannel retail network.

Dedicated Transportation Solutions

	Three months ended June 30,		Six months ended June 30,		Change 2025/2024
(Dollars in millions)	2025	2024	2025	2024	Three Months	Six Months
DTS total revenue	$606	$635	$1,208	$1,198	(5)%	1%

DTS operating revenue (1)	$470	$485	$930	$911	(3)%	2%

DTS EBT	$37	$37	$64	$55	1%	17%
DTS EBT as a % of DTS total revenue	6.2%	5.8%	5.3%	4.6%	40 bps	70 bps
DTS EBT as a % of DTS operating revenue (1)	7.9%	7.6%	6.9%	6.0%	30 bps	90 bps

End of period vehicle count:
Power vehicles	7,200	7,600	7,200	7,600	(5)%	(5)%
Trailers	11,200	12,300	11,200	12,300	(9)%	(9)%
Total	18,400	19,900	18,400	19,900	(8)%	(8)%

			Twelve months ended June 30,		Change 2025/2024
			2025	2024
DTS EBT as a % of DTS total revenue			5.5%	5.5%	— bps
DTS EBT as a % of DTS operating revenue (1)			7.1%	7.3%	(20) bps
————————————
(1)Non-GAAP financial measure. Refer to the "Non-GAAP Financial Measures" section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.

DTS total revenue decreased 5% in the second quarter of 2025 primarily due to lower operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation) and increased 1% for the six months ended June 30, 2025, primarily due to higher operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation). DTS operating revenue decreased 3% in the second quarter of 2025 primarily due to lower fleet count reflecting the prolonged freight market downturn and increased 2% in the six months ended June 30, 2025, due to the prior year acquisition completed February 2024.

DTS EBT increased 1% in the second quarter of 2025, due to acquisition synergies and prior year integration costs, partially offset by lower operating revenue. DTS EBT increased 17% for the six months ended June 30, 2025, primarily due to acquisition synergies and prior year integration costs.

Central Support Services

	Three months ended June 30,		Six months ended June 30,		Change 2025/2024
(Dollars in millions)	2025	2024	2025	2024	Three Months	Six Months
Total CSS	111	107	220	207	4%	6%
Allocation of CSS to business segments	(90)	(85)	(178)	(172)	6%	4%
Unallocated CSS	$21	$22	$42	$35	(1)%	18%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Total CSS costs increased 4% in the second quarter of 2025 and increased 6% for the six months ended June 30, 2025, primarily due to higher incentive-based compensation costs.

Unallocated CSS costs decreased 1% in the second quarter of 2025. Unallocated CSS costs increased 18% for the six months ended June 30, 2025, primarily due to higher incentive-based compensation costs and a prior year gain on sale of assets.

FINANCIAL RESOURCES AND LIQUIDITY
Cash Flows
The following is a summary of our cash flows from continuing operations:

	Six months ended June 30,
(In millions)	2025	2024
Net cash provided by (used in) :
Operating activities	$1,403	$1,078
Investing activities	(943)	(1,305)
Financing activities	(444)	194
Effect of exchange rate changes on cash	10	(7)
Net change in cash, cash equivalents, and restricted cash	$26	$(40)

	Six months ended June 30,
(In millions)	2025	2024
Net cash provided by operating activities from continuing operations
Earnings from continuing operations	$230	$212
Non-cash and other, net	1,102	1,098
Collections on sales-type leases	80	76
Changes in operating assets and liabilities	(9)	(308)
Net cash provided by operating activities from continuing operations	$1,403	$1,078

Net cash provided by operating activities from continuing operations was $1.4 billion for the six months ended June 30, 2025, compared to $1.1 billion in the prior year, primarily reflecting lower income tax payments and the timing of vendor payments. Net cash used in investing activities from continuing operations decreased to $943 million for the six months ended June 30, 2025, compared with $1.3 billion in 2024, primarily reflecting the prior year acquisition of Cardinal Logistics and lower capital expenditures. Net cash used in financing activities from continuing operations was $444 million for the six months ended June 30, 2025, compared with cash provided by financing activities from continuing operations of $194 million in 2024, primarily reflecting lower borrowing needs and higher share repurchases.

The following table shows our free cash flow (a non-GAAP measure) computation:

	Six months ended June 30,
(In millions)	2025	2024
Net cash provided by operating activities from continuing operations	$1,403	$1,078
Sales of revenue earning equipment (1)	254	305
Sales of operating property and equipment (1)	6	12
Other (1)	1	—
Total cash generated (2)	1,664	1,395
Purchases of property and revenue earning equipment (1)	(1,203)	(1,324)
Free cash flow (2)	$461	$71
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Free cash flow (a non-GAAP measure) increased to $461 million for the six months ended June 30, 2025, compared to $71 million in 2024, primarily reflecting higher cash provided by operating activities and reduced capital expenditures.

The following table provides a summary of gross capital expenditures:

	Six months ended June 30,
(In millions)	2025	2024
Revenue earning equipment:
ChoiceLease	$832	$933
Commercial rental	268	294
	1,100	1,227
Operating property and equipment	92	74
Gross capital expenditures	1,192	1,301
Changes to liabilities related to purchases of property and revenue earning equipment	11	23
Cash paid for purchases of property and revenue earning equipment	$1,203	$1,324

Gross capital expenditures decreased to $1.2 billion for the six months ended June 30, 2025, compared to $1.3 billion in 2024, primarily reflecting reduced investments in ChoiceLease.

Financing and Other Funding Transactions

We utilize external capital primarily to support working capital needs and growth in our asset-based product lines. The variety of financing alternatives typically available to fund our capital needs include commercial paper, medium-term and long-term public and private debt, asset-backed securities, bank term loans, leasing arrangements and bank credit facilities. Our principal sources of financing are issuances of unsecured commercial paper and medium-term notes.

Cash and cash equivalents totaled $180 million as of June 30, 2025. As of June 30, 2025, $120 million was held outside the U.S. and is available to fund operations and growth of non-U.S. subsidiaries. We consider the historical earnings of our former U.K. business to be no longer indefinitely reinvested. We consider the historical earnings of Mexico, along with our remaining foreign jurisdictions to be permanently reinvested. Federal, state and foreign income taxes, withholding taxes and the tax impact of foreign currency exchange gains or losses were considered on the remaining U.K. undistributed earnings as of June 30, 2025, and there was no impact to deferred taxes.

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law. OBBBA permanently reinstated 100% tax bonus depreciation, restored earnings before interest, taxes, depreciation and amortization as the basis for calculating the business interest expense limitation, restored immediate expensing for domestic research and experimental expenditures, and modified the Global Intangible Low-Taxed Income regime, among other items. OBBBA has multiple effective dates, with certain provisions effective in 2025, and others implemented through 2027. We expect these changes to reduce our U.S. federal cash tax liability by approximately $200 million in 2025 and anticipate it will defer the payment of federal tax for several years. There will be no impact on our 2025 effective income tax rate. We are still in the process of evaluating future year impacts of OBBBA on our consolidated financial statements.

We believe that our operating cash flows, together with our access to the public unsecured bond market, commercial paper market and other available debt financing markets, will be adequate to meet our operating, investing and financing needs in the foreseeable future. However, volatility or disruption in the public unsecured debt market or the commercial paper market may impair our ability to access these markets or secure terms commercially acceptable to us. If we cease to have access to public bonds, commercial paper and other sources of unsecured borrowings, we would meet our liquidity needs by drawing upon contractually committed lending agreements or by seeking other funding sources.

In February 2025, we issued an unsecured medium-term note with aggregate principal amount of $300 million, bearing annual interest of 5.00%, and maturing on March 15, 2030. In May 2025, we issued an unsecured medium-term note with aggregate principal amount of $300 million, bearing annual interest of 4.85%, and maturing on June 15, 2030.

In April 2025, we amended and restated our corporate revolving credit facility, which supports U.S. and Canadian commercial paper programs, with a syndicate of eleven incumbent lending institutions. The facility's committed borrowing capacity was

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
increased to $1.6 billion and it now expires in April 2030. The credit facility is primarily used for general corporate purposes and can also be used to issue up to $150 million in letters of credit. As of June 30, 2025, there were no letters of credit outstanding against the facility.
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

Our debt ratings and rating outlooks as of June 30, 2025, were as follows:

Rating Summary
	Short-term	Long-term	Long-term Outlook
Standard & Poor’s Ratings Services	A2	BBB+	Stable
Moody’s Investors Service	P2	Baa2	Positive
Fitch Ratings	F2	BBB+	Positive

As of June 30, 2025, we had the following amounts available to fund operations under the following facilities:

(In millions)
Global revolving credit facility	$947
Trade receivables financing program	201
Total	$1,148

In accordance with our funding philosophy, we attempt to align the aggregate average remaining repricing life of our debt with the aggregate average remaining repricing life of our vehicle assets. We utilize both fixed-rate and variable-rate debt to achieve this alignment and generally target a mix of 20% - 40% variable-rate debt as a percentage of total debt outstanding. The variable-rate portion of our total debt (including notional value of swap agreements) was 15% and 18% as of June 30, 2025 and December 31, 2024, respectively.

Our debt-to-equity ratio was 251% and 250% as of June 30, 2025 and December 31, 2024, respectively. The debt-to-equity ratio represents total debt divided by total equity.

Share Repurchases and Cash Dividends.

Refer to Note 10, "Share Repurchase Programs," in the Notes to Condensed Consolidated Financial Statements for a discussion on our share repurchase programs.

In July 2025, our board of directors declared a quarterly cash dividend of $0.91 per share of common stock, an increase of 12% compared to $0.81 per share of common stock paid in July 2024.

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

	Continuing Operations
	Three months ended June 30,		Six months ended June 30,
(In millions, except per share amounts)	2025	2024	2025	2024
EBT	$184	$178	$318	$292
Non-operating pension costs, net	9	10	18	21
Acquisition costs	—	1	—	6
Other, net	—	(1)	(1)	(2)
Comparable EBT	$193	$188	$335	$317
Earnings from continuing operations	$132	$126	$230	$212
Non-operating pension costs, net	8	7	15	15
Acquisition costs	—	1	—	5
Other, net	(1)	—	—	(2)
Comparable Earnings	$139	$134	$245	$230
Diluted EPS	$3.15	$2.83	$5.42	$4.72
Non-operating pension costs, net	0.18	0.17	0.35	0.33
Acquisition costs	—	0.01	—	0.11
Other, net	(0.01)	(0.01)	—	(0.03)
Comparable EPS	$3.32	$3.00	$5.77	$5.13
————————————
Note: Amounts may not be additive due to rounding.

The following table provides a reconciliation of the effective tax rate to the comparable tax rate:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Effective tax rate on continuing operations (1)	28.3%	29.1%	27.7%	27.7%
Tax adjustments and income tax effects of non-GAAP adjustments (2)	(0.3)%	(0.1)%	(0.7)%	(0.3)%
Comparable tax rate on continuing operations (1)	28.0%	29.0%	27.0%	27.4%
————————————
(1)The effective tax rate on continuing operations and comparable tax rate are based on EBT and comparable EBT, respectively, found on the previous table.
(2)Income tax effects of non-GAAP adjustments are calculated based on the marginal tax rates to which the non-GAAP adjustments are related.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

The following table provides a reconciliation of net earnings to comparable EBITDA:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2025	2024	2025	2024
Net earnings	$131	$127	$228	$212
Loss (earnings) from discontinued operations, net of tax	1	(1)	2	—
Provision for income taxes	52	52	88	80
EBT	184	178	318	292
Non-operating pension costs, net	9	10	18	21
Acquisition costs	—	1	—	6
Other, net	—	(1)	(1)	(2)
Comparable EBT	193	188	335	317
Interest expense	102	96	202	188
Depreciation	420	428	845	852
Used vehicle sales, net (1)	2	(19)	(7)	(39)
Intangible amortization	12	11	25	22
Comparable EBITDA	$729	$704	$1,400	$1,340
————————————
(1)Refer to Note 6, "Revenue Earning Equipment, net," in the Notes to Condensed Consolidated Financial Statements for additional information.

The following table provides a reconciliation of total revenue to operating revenue:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2025	2024	2025	2024
Total revenue	$3,189	$3,182	$6,319	$6,279
Subcontracted transportation and fuel	(579)	(621)	(1,152)	(1,223)
Operating revenue	$2,610	$2,561	$5,167	$5,056

The following table provides a reconciliation of FMS total revenue to FMS operating revenue:

	Three months ended June 30,		Six months ended June 30,		Twelve months ended June 30,
(Dollars in millions)	2025	2024	2025	2024	2025	2024
FMS total revenue	$1,467	$1,478	$2,914	$2,933	$5,869	$5,901
Fuel services revenue	(179)	(202)	(366)	(406)	(732)	(837)
FMS operating revenue	$1,288	$1,276	$2,548	$2,527	$5,137	$5,064

FMS EBT	$126	$133	$220	$233	$503	$536
FMS EBT as a % of FMS total revenue	8.6%	9.0%	7.5%	8.0%	8.6%	9.1%
FMS EBT as a % of FMS operating revenue	9.7%	10.4%	8.6%	9.2%	9.8%	10.6%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
The following table provides a reconciliation of SCS total revenue to SCS operating revenue:

	Three months ended June 30,		Six months ended June 30,		Twelve months ended June 30,
(Dollars in millions)	2025	2024	2025	2024	2025	2024
SCS total revenue	$1,366	$1,341	$2,697	$2,643	$5,354	$5,138
Subcontracted transportation and fuel	(347)	(352)	(678)	(682)	(1,331)	(1,296)
SCS operating revenue	$1,019	$989	$2,019	$1,961	$4,023	$3,842

SCS EBT	$99	$85	$186	$149	$369	$287
SCS EBT as a % of SCS total revenue	7.2%	6.4%	6.9%	5.7%	6.9%	5.6%
SCS EBT as a % of SCS operating revenue	9.7%	8.6%	9.2%	7.6%	9.2%	7.5%

The following table provides a reconciliation of DTS total revenue to DTS operating revenue:

	Three months ended June 30,		Six months ended June 30,		Twelve months ended June 30,
(Dollars in millions)	2025	2024	2025	2024	2025	2024
DTS total revenue	$606	$635	$1,208	$1,198	$2,456	$2,089
Subcontracted transportation and fuel	(136)	(150)	(278)	(287)	(567)	(529)
DTS operating revenue	$470	$485	$930	$911	$1,889	$1,560

DTS EBT	$37	$37	$64	$55	$134	$114
DTS EBT as a % of DTS total revenue	6.2%	5.8%	5.3%	4.6%	5.5%	5.5%
DTS EBT as a % of DTS operating revenue	7.9%	7.6%	6.9%	6.0%	7.1%	7.3%

The following tables provide numerical reconciliations of net earnings to adjusted net earnings and average shareholders' equity to adjusted average shareholders' equity (Adjusted ROE), and of the non-GAAP elements used to calculate the adjusted return on equity to the corresponding GAAP measures:

	Twelve months ended June 30,
(Dollars in millions)	2025	2024
Net earnings	$506	$495
Other items impacting comparability, net	8	10
Tax impact	—	(6)
Adjusted net earnings [A]	$514	$499

Average shareholders' equity	$3,068	$3,082
Average adjustments to shareholders' equity	4	(7)
Adjusted average shareholders' equity [B]	$3,072	$3,075
Adjusted return on equity [A/B]	17%	16%
————————————
Note: Amounts may not be additive due to rounding.

	Twelve months ended June 30,
(In millions)	2025	2024
Acquisition costs	$1	$8
FMS U.K. exit	—	4
Other, net	7	(2)
Other items impacting comparability, net	$8	$10

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
•our expectations with respect to demand for outsourced logistics and the impacts of outsourcing and other secular trends in our logistics and transportation solutions and on our business and financial results, including long-term revenue and earnings growth opportunities;
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
•our expectations of the long-term residual values of revenue earnings equipment, including the probability of incurring losses or having to decrease residual value estimates in the event of a potential cyclical downturn or changes to the estimated useful lives; and
•our expectations regarding U.S. federal, state and foreign tax positions, tariffs and the realizability of deferred tax assets and changes in foreign tax rates, including the reinstatement of bonus depreciation, restoration of earnings before interest, taxes, depreciation and amortization as the basis for calculating the business interest expense limitation, and modifications to the Global Intangible Low-Taxed Income regime.
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
◦Adverse conditions in the used vehicle sales market; lower than expected used vehicle sales pricing levels and fluctuations in the anticipated proportion of retail versus wholesale sales.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

As of the end of the second quarter of 2025, we carried out an evaluation, under the supervision and with the participation of management, including Ryder's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ryder's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the second quarter of 2025, Ryder's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective.
Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2025, there were no changes in Ryder's internal control over financial reporting that have materially affected or are reasonably likely to materially affect such internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases we made of our common stock during the three months ended June 30, 2025:

(Dollars in millions, except per share)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Aggregate Maximum Number of Shares That May Yet Be Purchased Under the Discretionary and Anti-Dilutive Programs (1)
April 1 through April 30, 2025	340,061	$139.57	340,000	1,589,081
May 1 through May 31, 2025	305,513	150.80	305,513	1,283,568
June 1 through June 30, 2025	1,379	151.24	—	1,283,568
Total	646,953	$144.90	645,513
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

RYDER SYSTEM, INC.
(Registrant)

Date:	July 24, 2025	By:	/s/ CRISTINA GALLO-AQUINO
Cristina Gallo-Aquino
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)