Form 10-Q
period 2025-09-30
RYDER SYSTEM INC
filed 2025-10-23
CIK 85961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No   ☑
The number of shares of Ryder System, Inc. Common Stock outstanding at September 30, 2025, was 40,376,534.

RYDER SYSTEM, INC.
FORM 10-Q QUARTERLY REPORT

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In millions, except per share amounts)	2025	2024	2025	2024
Services revenue	$2,088	$2,097	$6,290	$6,248
Lease & related maintenance and rental revenue	976	960	2,887	2,844
Fuel services revenue	107	111	313	355
Total revenue	3,171	3,168	9,490	9,447

Cost of services	1,779	1,774	5,344	5,311
Cost of lease & related maintenance and rental	626	646	1,916	1,960
Cost of fuel services	101	108	299	344
Selling, general and administrative expenses	380	368	1,123	1,113
Non-operating pension costs, net	10	10	27	31
Used vehicle sales, net	(3)	(15)	(10)	(54)
Interest expense	102	98	304	286
Miscellaneous income, net	(14)	(10)	(21)	(29)
Restructuring and other items, net	—	1	—	5
	2,981	2,980	8,982	8,967

Earnings from continuing operations before income taxes	190	188	508	480
Provision for income taxes	51	45	140	126
Earnings from continuing operations	139	143	368	354
Loss from discontinued operations, net of tax	(1)	(1)	(1)	—
Net earnings	$138	$142	$367	$354

Earnings per common share — Basic
Continuing operations	$3.39	$3.32	$8.90	$8.11
Discontinued operations	(0.01)	(0.01)	(0.04)	—
Net earnings	$3.38	$3.30	$8.86	$8.11

Earnings per common share — Diluted
Continuing operations	$3.33	$3.25	$8.75	$7.96
Discontinued operations	(0.01)	(0.01)	(0.04)	—
Net earnings	$3.32	$3.24	$8.70	$7.95
See accompanying Notes to Condensed Consolidated Financial Statements.
Note: Earnings per common share amounts may not be additive due to rounding.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2025	2024	2025	2024
Net earnings	$138	$142	$367	$354
Other comprehensive income:
Changes in cumulative translation adjustment gain (loss) and unrealized gain (loss) from cash flow hedges	(7)	(12)	36	(40)

Amortization of pension and postretirement items	8	8	23	23
Income tax expense related to amortization of pension and postretirement items	(2)	(3)	(4)	(6)
Amortization of pension and postretirement items, net of taxes	6	5	19	17

Other comprehensive income (loss), net of taxes	(1)	(7)	55	(23)

Comprehensive income	$137	$135	$422	$331
See accompanying Notes to Condensed Consolidated Financial Statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(In millions, except share amounts)	September 30, 2025	December 31, 2024
Assets:
Current assets:
Cash and cash equivalents	$189	$154
Receivables, net	2,125	1,861
Prepaid expenses and other current assets	294	448
Total current assets	2,608	2,463
Revenue earning equipment, net	9,003	9,206
Operating property and equipment, net of accumulated depreciation of $1,662 and $1,656	1,241	1,184
Goodwill	1,152	1,158
Intangible assets, net	425	457
Operating lease right-of-use assets	944	1,055
Sales-type leases and other assets	1,175	1,149
Total assets	$16,548	$16,672

Liabilities and shareholders' equity:
Current liabilities:
Short-term debt and current portion of long-term debt	$577	$1,120
Accounts payable	676	828
Accrued expenses and other current liabilities	1,307	1,323
Total current liabilities	2,560	3,271
Long-term debt	7,280	6,659
Other non-current liabilities	1,842	1,954
Deferred income taxes	1,772	1,671
Total liabilities	13,454	13,555

Contingencies and Other Matters (Note 14)
Shareholders' equity:
Preferred stock, no par value per share — authorized, 3,800,917; none outstanding, September 30, 2025 and December 31, 2024	—	—
Common stock, $0.50 par value per share — authorized, 400,000,000; outstanding, September 30, 2025 — 40,376,534 and December 31, 2024 — 42,080,039	20	21
Additional paid-in capital	1,096	1,144
Retained earnings	2,615	2,644
Accumulated other comprehensive loss	(637)	(692)
Total shareholders' equity	3,094	3,117
Total liabilities and shareholders' equity	$16,548	$16,672
See accompanying Notes to Condensed Consolidated Financial Statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
(In millions)	2025	2024
Cash flows from operating activities from continuing operations:
Net earnings	$367	$354
Less: Loss from discontinued operations, net of tax	(1)	—
Earnings from continuing operations	368	354
Depreciation expense	1,274	1,275
Used vehicle sales, net	(10)	(54)
Amortization expense and other non-cash charges, net	115	110
Operating right-of-use asset amortization expense	281	267
Non-operating pension costs, net and share-based compensation expense	56	63
Deferred income taxes	98	(29)
Collections on sales-type leases	123	111
Changes in operating assets and liabilities:
Receivables	(234)	(63)
Prepaid expenses and other assets	157	15
Accounts payable	(34)	(27)
Accrued expenses and other liabilities	(349)	(315)
Net cash provided by operating activities from continuing operations	1,845	1,707

Cash flows from investing activities from continuing operations:
Purchases of property and revenue earning equipment	(1,730)	(1,922)
Sales of revenue earning equipment	369	414
Sales of operating property and equipment	11	19
Acquisitions, net of cash acquired	(1)	(313)
Other investing activities	1	—
Net cash used in investing activities from continuing operations	(1,350)	(1,802)

Cash flows from financing activities from continuing operations:
Net borrowings of commercial paper and other	356	405
Debt proceeds	594	1,490
Debt repayments	(939)	(1,448)
Dividends on common stock	(108)	(101)
Common stock issued, net of tax withholdings on vested stock awards	(17)	6
Common stock repurchased	(350)	(282)
Other financing activities	(5)	(5)
Net cash (used in) provided by financing activities from continuing operations	(469)	65

Effect of exchange rate changes on Cash and cash equivalents	10	(12)
Increase (decrease) in Cash and cash equivalents from continuing operations	36	(42)
Net cash used in operating activities from discontinued operations	(1)	—
Increase (Decrease) in Cash and cash equivalents	35	(42)
Cash and cash equivalents at beginning of period	154	204
Cash and cash equivalents at end of period	$189	$162
See accompanying Notes to Condensed Consolidated Financial Statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

	Three months ended September 30, 2025
	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
(In millions, except share amounts in thousands)	Amount	Shares	Par				Total
Balance as of July 1, 2025	$—	40,791	$20	$1,100	$2,590	$(636)	$3,074
Comprehensive income	—	—	—	—	138	(1)	137
Common stock dividends declared —$0.91 per share	—	—	—	—	(38)	—	(38)
Common stock issued under employee stock award and stock purchase plans and other (1)	—	74	—	—	1	—	1
Common stock repurchases	—	(488)	—	(14)	(76)	—	(90)
Share-based compensation	—	—	—	10	—	—	10
Balance as of September 30, 2025	$—	40,377	$20	$1,096	$2,615	$(637)	$3,094

	Three months ended September 30, 2024
	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
(In millions, except share amounts in thousands)	Amount	Shares	Par				Total
Balance as of July 1, 2024	$—	43,283	$22	$1,141	$2,589	$(671)	$3,081
Comprehensive income	—	—	—	—	142	(7)	135
Common stock dividends declared —$0.81 per share	—	—	—	—	(36)	—	(36)
Common stock issued under employee stock award and stock purchase plans and other (1)	—	50	(1)	7	—	—	6
Common stock repurchases	—	(1,043)	—	(23)	(118)	—	(141)
Share-based compensation	—	—	—	11	—	—	11
Balance as of September 30, 2024	$—	42,290	$21	$1,136	$2,577	$(678)	$3,056
————————————
(1)Net of common shares delivered as payment for the exercise price or to satisfy the holders' withholding tax liability upon exercise of options.

See accompanying Notes to Condensed Consolidated Financial Statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

	Nine months ended September 30, 2025
	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
(In millions, except share amounts in thousands)	Amount	Shares	Par				Total
Balance as of January 1, 2025	$—	42,080	$21	$1,144	$2,644	$(692)	$3,117
Comprehensive income	—	—	—	—	367	55	422
Common stock dividends declared —$2.53 per share	—	—	—	—	(107)	—	(107)
Common stock issued under employee stock award and stock purchase plans and other (1)	—	486	—	(17)	—	—	(17)
Common stock repurchases	—	(2,189)	(1)	(60)	(289)	—	(350)
Share-based compensation	—	—	—	29	—	—	29
Balance as of September 30, 2025	$—	40,377	$20	$1,096	$2,615	$(637)	$3,094

	Nine months ended September 30, 2024
	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
(In millions, except share amounts in thousands)	Amount	Shares	Par				Total
Balance as of January 1, 2024	$—	43,902	$22	$1,148	$2,554	$(655)	$3,069
Comprehensive income	—	—	—	—	354	(23)	331
Common stock dividends declared —$2.23 per share	—	—	—	—	(100)	—	(100)
Common stock issued under employee stock award and stock purchase plans and other (1)	—	611	—	6	—	—	6
Common stock repurchases	—	(2,223)	(1)	(50)	(231)	—	(282)
Share-based compensation	—	—	—	32	—	—	32
Balance as of September 30, 2024	$—	42,290	$21	$1,136	$2,577	$(678)	$3,056
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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
The following tables sets forth financial information for each of our segments and provides a reconciliation between segment EBT and Earnings from continuing operations before income taxes (in millions):

Three months ended September 30, 2025	FMS	SCS	DTS	Elimination (1)	Total
Revenue	$1,465	$1,380	$570	$(244)	$3,171

Direct operating costs	1,118	1,227	527
Used vehicle sales, net	(3)	—	—
Other segment items (2)	204	67	7
Segment EBT	$146	$86	$36	(33)	235
Unallocated Central Support Services					(21)
Intangible amortization expense (3)					(14)
Non-operating pension costs, net (4)					(10)
Earnings from continuing operations before income taxes					$190

Three months ended September 30, 2024
Revenue	$1,470	$1,317	$633	$(252)	$3,168

Direct operating costs	1,154	1,166	580
Used vehicle sales, net	(15)	—	—
Other segment items (2)	199	58	17
Segment EBT	$132	$93	$36	(34)	227
Unallocated Central Support Services					(17)
Intangible amortization expense (3)					(11)
Non-operating pension costs, net (4)					(10)
Other items impacting comparability, net					(1)
Earnings from continuing operations before income taxes					$188
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
(4)Refer to Note 13, Employee Benefit Plans," for further discussion.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

Nine months ended September 30, 2025	FMS	SCS	DTS	Elimination (1)	Total
Revenue	$4,379	$4,077	$1,778	$(744)	$9,490

Direct operating costs	3,402	3,612	1,653
Used vehicle sales, net	(10)	—	—
Other segment items (2)	621	194	25
Segment EBT	$366	$271	$100	(100)	637
Unallocated Central Support Services					(63)
Intangible amortization expense (3)					(39)
Non-operating pension costs, net (4)					(27)
Earnings from continuing operations before income taxes					$508

Nine months ended September 30, 2024
Revenue	$4,403	$3,960	$1,831	$(747)	$9,447

Direct operating costs	3,489	3,538	1,689
Used vehicle sales, net	(54)	—	—
Other segment items (2)	603	180	51
Segment EBT	$365	$242	$91	(97)	601
Unallocated Central Support Services					(52)
Intangible amortization expense (3)					(33)
Non-operating pension costs, net (4)					(31)
Other items impacting comparability, net					(5)
Earnings from continuing operations before income taxes					$480
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
(4)Refer to Note 13, Employee Benefit Plans," for further discussion.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

The following table sets forth depreciation expense and other non-cash charges, net, interest expense and purchase of property and revenue earning equipment for the three and nine months ended September 30, 2025 and 2024, as provided to the chief operating decision maker (CODM) for each of our business segments. Total assets of our business segments are not provided to the CODM.

(In millions)	Depreciation expense and other non-cash charges, net (1)		Interest expense		Purchases of property and revenue earning equipment
Three months ended September 30,	2025	2024	2025	2024	2025	2024
FMS	$435	$426	$95	$92	$464	$576
SCS	101	94	5	4	58	15
DTS	3	6	2	2	1	—
CSS	16	10	—	—	4	8
Total	$555	$536	$102	$98	$527	$599

(In millions)	Depreciation expense and other non-cash charges, net (1)		Interest expense		Purchases of property and revenue earning equipment
Nine months ended September 30,	2025	2024	2025	2024	2025	2024
FMS	$1,316	$1,306	$284	$268	$1,601	$1,866
SCS	295	281	14	12	115	45
DTS	14	28	6	6	2	1
CSS	45	37	—	—	12	10
Total	$1,670	$1,652	$304	$286	$1,730	$1,922
_______________
(1)Other non-cash charges, net primarily includes operating lease right-of-use (ROU) assets amortization.

4. REVENUE
Disaggregation of Revenue
The following tables disaggregate our revenue recognized by primary geographical market by our reportable business segments, by FMS product line and by SCS industry.

Primary Geographical Markets

	Three months ended September 30, 2025
(In millions)	FMS	SCS	DTS	Eliminations	Total
United States	$1,390	$1,219	$570	$(234)	$2,945
Canada	75	73	—	(10)	138
Mexico	—	88	—	—	88
Total revenue	$1,465	$1,380	$570	$(244)	$3,171

	Three months ended September 30, 2024
(In millions)	FMS	SCS	DTS	Eliminations	Total
United States	$1,393	$1,170	$633	$(242)	$2,954
Canada	77	66	—	(10)	133
Mexico	—	81	—	—	81
Total revenue	$1,470	$1,317	$633	$(252)	$3,168

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

	Nine months ended September 30, 2025
(In millions)	FMS	SCS	DTS	Eliminations	Total
United States	$4,156	$3,608	$1,778	$(712)	$8,830
Canada	223	220	—	(32)	411
Mexico	—	249	—	—	249
Total revenue	$4,379	$4,077	$1,778	$(744)	$9,490

	Nine months ended September 30, 2024
(In millions)	FMS	SCS	DTS	Eliminations	Total
United States	$4,174	$3,506	$1,831	$(714)	$8,797
Canada	229	207	—	(33)	403
Mexico	—	247	—	—	247
Total revenue	$4,403	$3,960	$1,831	$(747)	$9,447

Product Line

Our FMS revenue disaggregated by product line is as follows:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2025	2024	2025	2024
ChoiceLease	$875	$857	$2,613	$2,556
Commercial rental	242	251	700	726
SelectCare and other	165	173	517	526
Fuel services revenue	183	189	549	595
Total FMS revenue	$1,465	$1,470	$4,379	$4,403

Industry

Our SCS business segment included revenue from the following industries:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2025	2024	2025	2024
Omnichannel retail	$467	$421	$1,340	$1,254
Automotive	390	384	1,191	1,207
Consumer packaged goods	311	302	921	886
Industrial and other	212	210	625	613
Total SCS revenue	$1,380	$1,317	$4,077	$3,960
Lease & Related Maintenance and Rental Revenue
The non-lease revenue from maintenance services related to our ChoiceLease product is recognized in "Lease & related maintenance and rental revenue" in the Condensed Consolidated Statements of Earnings. For the three months ended September 30, 2025 and 2024, we recognized $250 million and $242 million, respectively. For the nine months ended September 30, 2025 and 2024, we recognized $749 million and $726 million, respectively.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

Deferred Revenue
The following table includes the changes in deferred revenue due to the collection and deferral of cash or the satisfaction of our performance obligation under the contract:

	Nine months ended September 30,
(In millions)	2025	2024
Balance as of beginning of period	$600	$545
Recognized as revenue during period from beginning balance	(128)	(146)
Consideration deferred during period, net	185	185
Foreign currency translation adjustment and other	4	2
Balance as of end of period	$661	$586
Contracted Not Recognized Revenue

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized (contracted not recognized revenue). Contracted not recognized revenue was $3.3 billion and $3.1 billion as of September 30, 2025, and December 31, 2024, respectively, and primarily includes deferred revenue and amounts for ChoiceLease maintenance revenue that will be recognized as revenue in future periods as we provide maintenance services to our customers.

5. RECEIVABLES, NET

(In millions)	September 30, 2025	December 31, 2024
Trade	$1,880	$1,634
Sales-type lease	183	161
Other, primarily warranty and insurance	96	104
	2,159	1,899
Allowance for credit losses and other	(34)	(38)
Receivables, net	$2,125	$1,861

The following table provides a reconciliation of our allowance for credit losses and other:

	Nine months ended September 30,
(In millions)	2025	2024
Balance as of January 1	$38	$42
Changes to provisions for credit losses	20	20
Write-offs and other	(24)	(21)
Balance as of end of period	$34	$41

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

6. REVENUE EARNING EQUIPMENT, NET

	Estimated Useful Lives (In Years)	September 30, 2025			December 31, 2024
(Dollars in millions)		Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
Held for use:
Trucks	3 — 7	$6,217	$(2,196)	$4,021	$6,252	$(2,210)	$4,042
Tractors	4 — 7.5	6,670	(2,841)	3,829	6,721	(2,739)	3,982
Trailers and other	9.5 — 12	1,687	(692)	995	1,695	(671)	1,024
Held for sale		741	(583)	158	781	(623)	158
Total		$15,315	$(6,312)	$9,003	$15,449	$(6,243)	$9,206
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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

The following table presents our assets held for sale that are measured at fair value on a nonrecurring basis and considered a Level 3 fair value measurement:

			Losses from Valuation Adjustments
	September 30, 2025	December 31, 2024	Three months ended September 30,		Nine months ended September 30,
(In millions)			2025	2024	2025	2024
Revenue earning equipment held for sale:
Trucks	$24	$10	$5	$3	$18	$9
Tractors	26	27	5	4	17	13
Trailers and other	5	3	1	1	6	3
Total assets at fair value	$55	$40	$11	$8	$41	$25
The table above reflects only the portion where net book values of revenue earnings equipment held for sale exceeded fair values and valuation adjustments were recorded. The net book value of assets held for sale that were less than fair value was $103 million and $118 million as of September 30, 2025 and December 31, 2024, respectively.

The components of "Used vehicle sales, net" were as follows:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2025	2024	2025	2024
Gains on used vehicle sales, net	$(14)	$(23)	$(51)	$(79)
Losses from valuation adjustments	11	8	41	25
Used vehicle sales, net	$(3)	$(15)	$(10)	$(54)

7. ACCRUED EXPENSES AND OTHER LIABILITIES

	September 30, 2025			December 31, 2024
(In millions)	Accrued expenses and other current liabilities	Other non-current liabilities	Total	Accrued expenses and other current liabilities	Other non-current liabilities	Total
Operating lease liabilities	$295	$689	$984	$302	$804	$1,106
Deferred revenue	161	500	661	160	440	600
Self-insurance	208	354	562	193	349	542
Salaries and wages	208	—	208	197	—	197
Deferred compensation	10	139	149	7	127	134
Operating taxes	140	—	140	134	—	134
Pension and other employee benefits	20	98	118	26	156	182
Deposits, mainly from customers	70	—	70	67	—	67
Interest	71	—	71	65	—	65
Other	124	62	186	172	78	250
Total	$1,307	$1,842	$3,149	$1,323	$1,954	$3,277

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

8. LEASES
Leases as Lessor
The components of lease income were as follows:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2025	2024 (1)	2025	2024 (1)
Operating leases
Lease income related to ChoiceLease	$403	$377	$1,201	$1,155
Lease income related to commercial rental (2)	$229	$240	$659	$691

Sales-type leases
Interest income related to net investment in leases	$22	$18	$67	$54

Variable lease income excluding commercial rental (2)	$68	$81	$207	$214
————————————
(1)Certain prior period amounts were reclassified to conform to current year presentation.
(2)Lease income related to commercial rental includes both fixed and variable lease income. Variable lease income is approximately 15% of total commercial rental income based on management's internal estimates.

The components of net investment in sales-type leases, which are included in "Receivables, net" and "Sales-type leases and other assets" in the Condensed Consolidated Balance Sheets, were as follows:

(In millions)	September 30, 2025	December 31, 2024
Net investment in the lease — lease payment receivable	$868	$818
Net investment in the lease — unguaranteed residual value in assets	54	49
	922	867
Estimated loss allowance	(5)	(5)
Total	$917	$862

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

9. DEBT

	Weighted Average Interest Rate
(Dollars in millions)	September 30, 2025	Maturities	September 30, 2025	December 31, 2024
Debt:
Trade receivables financing program	4.84%	2026	$20	$20
U.S. commercial paper	4.51%	2030	1,225	868
Unsecured medium-term note issued April 2020	4.63%	2025	—	400
Unsecured medium-term note issued May 2020	3.35%	2025	—	400
Unsecured medium-term note issued December 1995	6.95%	2025	150	150
Unsecured medium-term note issued November 2021	5.11%	2026	300	300
Unsecured medium-term note issued November 2019	2.90%	2026	400	400
Unsecured medium-term note issued February 2022	4.04%	2027	450	450
Unsecured medium-term note issued May 2022	4.30%	2027	300	300
Unsecured medium-term note issued February 2024	5.30%	2027	350	350
Unsecured medium-term note issued February 2023	5.65%	2028	500	500
Unsecured medium-term note issued May 2023	5.25%	2028	650	650
Unsecured medium-term note issued November 2023	6.30%	2028	400	400
Unsecured medium-term note issued February 2024	5.38%	2029	550	550
Unsecured medium-term note issued May 2024	5.50%	2029	300	300
Unsecured medium-term note issued August 2024	4.95%	2029	300	300
Unsecured medium-term note issued November 2024	4.90%	2029	300	300
Unsecured medium-term note issued February 2025	5.00%	2030	300	—
Unsecured medium-term note issued May 2025	4.85%	2030	300	—
Unsecured medium-term note issued November 2023	6.60%	2033	600	600
Unsecured U.S. obligations	5.14%	2027	275	275
Asset-backed U.S. obligations (1)	3.69%	2025-2030	138	252
Finance lease obligations and other		2025-2032	98	76
			7,906	7,841
Fair market value adjustments on medium-term notes (2)			(13)	(25)
Debt issuance costs and original issue discounts			(36)	(37)
Total debt (3)			7,857	7,779
Short-term debt and current portion of long-term debt			(577)	(1,120)
Long-term debt			$7,280	$6,659
 ————————————
(1)Asset-backed U.S. obligations are financing transactions backed by a portion of our revenue earning equipment.
(2)Interest rate swaps included in "Other non-current liabilities" within the Condensed Consolidated Balance Sheets. The notional amount of interest rate swaps designated as fair value hedges was $500 million as of both September 30, 2025 and December 31, 2024.
(3)The unsecured medium-term notes bear semi-annual interest.

The fair value of total debt (excluding finance lease and asset-backed U.S. obligations) was approximately $7.8 billion and $7.6 billion as of September 30, 2025 and December 31, 2024, respectively. For publicly traded debt, estimates of fair value were based on market prices. For other debt, fair value was estimated based on a model-driven approach using rates currently available to us for debt with similar terms and remaining maturities. The fair value measurements of our publicly traded debt and our other debt were classified within Level 2 of the fair value hierarchy.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

Debt Proceeds and Repayments

The following table summarizes our debt proceeds and repayments in 2025:

Nine months ended September 30, 2025
(In millions)	Debt Proceeds		Debt Repayments
Medium-term notes (1)	$594	Medium-term notes	$800
U.S. and foreign term loans, finance lease obligations and other	—	U.S. and foreign term loans, finance lease obligations and other	139
Total debt proceeds	$594	Total debt repaid	$939
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

Credit Arrangements

Our borrowing capacity under the revolving credit facility and trade receivables financing program was as follows:

	September 30, 2025
(In millions)	Borrowing Capacity	Outstanding	Available
Revolving credit facility	$1,600	$1,225	$375
Trade receivables financing facility (1)	500	99	401
Total	$2,100	$1,324	$776
______________________
(1)As of September 30, 2025, includes borrowings of $20 million and letters of credit outstanding of $79 million.

In April 2025, we amended and restated our corporate revolving credit facility, which supports U.S. and Canadian commercial paper programs, with a syndicate of eleven incumbent lending institutions. The facility's committed borrowing capacity was increased to $1.6 billion and it now expires in April 2030. The credit facility is primarily used for general corporate purposes and can also be used to issue up to $150 million in letters of credit. As of September 30, 2025, there were no letters of credit outstanding against the facility.
In April 2025, we extended the trade receivables financing facility for an additional year to April 2026. In September 2025, we amended our trade receivables financing facility to increase our borrowing capacity to $500 million as of September 30, 2025.

10. SHARE REPURCHASE PROGRAMS

During the nine months ended September 30, 2025, we maintained two share repurchase programs approved by our board of directors. The first program authorized management to repurchase up to 2 million shares of common stock issued to employees under our employee stock plans since August 31, 2023, under an anti-dilutive program (the "2023 Anti-Dilutive Program"). The second program granted management discretion to repurchase up to 2 million shares of common stock over a period of two years under a discretionary share repurchase program (the "October 2024 Discretionary Program"). Share repurchases under both programs could have been be made from time to time using our working capital and other borrowing sources. Shares are repurchased under open-market transactions and trading plans established pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The timing and actual number of shares repurchased are subject to market conditions, legal requirements and other factors, including balance sheet leverage, availability of acquisitions and stock price.

In October 2025, our board of directors approved two new share repurchase programs. The first program authorizes management to repurchase up to 1.5 million shares of common stock issued to employees under our employee stock plans since

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

August 31, 2025, under an anti-dilutive program (the "2025 Anti-Dilutive Program"). The second program grants management discretion to repurchase up to 2 million shares of common stock over a period of two years under a new discretionary share repurchase program (the "October 2025 Discretionary Program"). Both the 2025 Anti-Dilutive Program and the October 2025 Discretionary Program commenced October 9, 2025 and expire October 9, 2027.

The anti-dilutive share repurchase programs are designed to mitigate the dilutive impact of shares issued under our employee stock plans. The discretionary share repurchase programs are designed to provide management with capital structure flexibility while concurrently managing objectives related to balance sheet leverage, acquisition opportunities, and shareholder returns. Shares of common stock are retired upon repurchase.

The following table provides the activity for shares repurchased and retired:

	Three months ended September 30,				Nine months ended September 30,
	2025		2024		2025		2024
(In millions)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
2023 Anti-Dilutive Program (1)	0.1	$14	0.1	$7	0.5	$82	0.6	$77

October 2024 Discretionary Program (2)	0.4	76	—	—	1.7	268	—	—
October 2023 Discretionary Program (3)	—	—	1.0	134	—	—	1.6	205
Discretionary Programs	0.4	76	1.0	134	1.7	268	1.6	205
Total	0.5	$90	1.1	$141	2.2	$350	2.2	$282
_____________________
(1)Program commenced October 2023 and expired in October 2025.
(2)Program commenced October 2024 and terminated in October 2025.
(3)Completed in September 2024.

Amounts in the table may not be additive due to rounding.

11. ACCUMULATED OTHER COMPREHENSIVE LOSS

Comprehensive income presents a measure of all changes in shareholders' equity except for changes resulting from transactions with shareholders in their capacity as shareholders. The following summary sets forth the change in each component of Accumulated other comprehensive loss, net of tax (AOCI):

(In millions)	Currency Translation Adjustments	Net Actuarial (Loss) Gain and Prior Service Costs	Unrealized (Loss) Gain from Cash Flow Hedges	Accumulated Other Comprehensive (Loss) Gain
January 1, 2025	$(96)	$(597)	$1	$(692)
Other comprehensive gain (loss), net of tax, before reclassifications	39	—	(2)	37
Amounts reclassified from AOCI, net of tax	—	19	(1)	18
Net current-period other comprehensive gain (loss), net of tax	39	19	(3)	55
September 30, 2025	$(57)	$(578)	$(2)	$(637)

(In millions)	Currency Translation Adjustments	Net Actuarial (Loss) Gain and Prior Service Costs	Unrealized Loss from Cash Flow Hedges	Accumulated Other Comprehensive (Loss) Gain
January 1, 2024	$(18)	$(637)	$—	$(655)
Other comprehensive loss, net of tax, before reclassifications	(36)	—	—	(36)
Amounts reclassified from AOCI, net of tax	—	17	(4)	13
Net current-period other comprehensive (loss) gain, net of tax	(36)	17	(4)	(23)
September 30, 2024	$(54)	$(620)	$(4)	$(678)

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

12. EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per common share from continuing operations:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions and shares in thousands)	2025	2024	2025	2024
Earnings per common share — Basic:
Earnings from continuing operations	$139	$143	$368	$354
Less: Distributed and undistributed earnings allocated to unvested stock	(1)	(1)	(2)	(2)
Earnings from continuing operations available to common shareholders	$138	$142	$366	352

Weighted average common shares outstanding	40,628	42,731	41,137	43,399

Earnings from continuing operations per common share — Basic	$3.39	$3.32	$8.90	$8.11

Earnings per common share — Diluted:
Earnings from continuing operations available to common shareholders — Diluted	$139	$143	$368	$354

Weighted average common shares outstanding — Basic	40,628	42,731	41,137	43,399
Effect of dilutive equity awards	1,005	1,154	998	1,107
Weighted average common shares outstanding — Diluted	41,633	43,885	42,135	44,506

Earnings from continuing operations per common share — Diluted	$3.33	$3.25	$8.75	$7.96

Anti-dilutive equity awards not included in Diluted EPS	43	61	66	78
————————————
Note: Amounts may not be additive due to rounding.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

13. EMPLOYEE BENEFIT PLANS

Components of net pension expense for defined benefit pension plans were as follows:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2025	2024	2025	2024
Company-administered plans:
Service cost	$—	$—	$1	$1
Interest cost	22	22	66	65
Expected return on plan assets	(21)	(19)	(62)	(57)
Amortization of net actuarial loss and prior service cost	9	7	23	22
Net pension expense	$10	$10	$28	$31

Company-administered plans:
U.S.	$6	$7	$17	$22
Non-U.S.	4	3	11	9
Net pension expense	$10	$10	$28	$31

Non-operating pension costs, net include the amortization of net actuarial loss and prior service cost, interest cost and expected return on plan assets components of pension and postretirement benefit costs, as well as any significant charges for settlements or curtailments if recognized. During the nine months ended September 30, 2025, we prefunded future required contributions of $60 million to our U.S. pension plan. We also maintain other postretirement benefit plans that are not reflected in the table above as the amount of postretirement benefit expense for such plans was not material for any period presented.

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

15. SUPPLEMENTAL CASH FLOW INFORMATION

	Nine months ended September 30,
(In millions)	2025	2024
Interest paid	$290	$268
Income taxes paid, net of refunds	$46	$203
Cash paid for operating lease liabilities	$279	$253
Right-of-use assets obtained in exchange for lease obligations:
Finance leases	$50	$25
Operating leases	$120	$102
Capital expenditures acquired but not yet paid	$129	$308

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

OVERVIEW

Selected Operating Performance Items For The Third Quarter 2025

•Diluted EPS from continuing operations of $3.33, up 2% from prior year
•Comparable EPS (a non-GAAP measure) from continuing operations of $3.57, up 4% from prior year, reflecting higher contractual earnings and share repurchases
•Total revenue of $3.2 billion, consistent with prior year up —%
•Operating revenue (a non-GAAP measure) of $2.6 billion, up 1%, reflecting contractual revenue growth in Supply Chain Solutions (SCS) and Fleet Management Solutions (FMS)

Business Trends

During the three and nine months ended September 30, 2025, the strength and diversification of our contractual portfolio and execution of strategic initiatives helped mitigate the impact of weak market conditions on used vehicle sales and commercial rental demand. We continue to benefit from favorable long-term secular trends in logistics and transportation solutions; however, we are experiencing near-term revenue growth headwinds that reflect the extended freight downturn and overall economic uncertainty. The favorable secular trends provide long-term revenue and earnings growth opportunities for all of our business segments.

In our FMS business, solid ChoiceLease performance, driven by our lease pricing and maintenance cost-savings initiatives, delivered strong portfolio returns. Used vehicle sales and rental demand declined from the prior year during the three and nine months ended September 30, 2025, reflecting weaker freight market conditions. Rental utilization was 70% and 69% during the three and nine months ended September 30, 2025, respectively, compared to 71% and 69%, respectively, in the prior year, on a smaller fleet in 2025. We do not anticipate significant improvement in the current freight market conditions for the remainder of the year.

Our SCS business benefited from operating revenue growth and improved operating performance from the optimization of the omnichannel retail network during the nine months ended September 30, 2025, despite unfavorable e-commerce network performance and increased medical costs during the third quarter of 2025. Our Dedicated Transportation Solutions (DTS) business continued to benefit from synergies related to the prior year acquisition of Cardinal Logistics, but generated less revenue given a reduction in fleet count resulting from the prolonged freight market downturn. We expect to realize further benefits from the acquisition for the remainder of 2025.

While we are experiencing positive momentum in our businesses, other unknown effects from inflationary cost pressures, regulatory uncertainty, labor interruptions, introduction of tariffs and taxes and the continued higher interest rate environment may negatively impact demand for our business, financial results and significant judgments and estimates.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
The following discussion provides a summary of financial highlights that are discussed in more detail throughout our MD&A and within the Notes to Condensed Consolidated Financial Statements:

	Three months ended September 30,		Nine months ended September 30,		Change 2025/2024
(Dollars in millions, except per share)	2025	2024	2025	2024	Three Months	Nine Months
Total revenue	$3,171	$3,168	$9,490	$9,447	—%	—%
Operating revenue (1)	2,611	2,593	7,778	7,649	1%	2%
Earnings from continuing operations before income taxes (EBT)	$190	$188	$508	$480	1%	6%
Comparable EBT (1)	200	199	535	516	1%	4%
Earnings from continuing operations	139	143	368	354	(3)%	4%
Comparable earnings from continuing operations (1)	149	151	393	381	(2)%	3%
Comparable EBITDA (1)	742	716	2,142	2,056	4%	4%
Earnings per common share (EPS) — Diluted
Continuing operations	$3.33	$3.25	$8.75	$7.96	2%	10%
Comparable (1)	3.57	3.44	9.33	8.56	4%	9%
Net cash provided by operating activities from continuing operations			$1,845	$1,707		8%
Total capital expenditures (2)			1,605	1,986		(19)%
Free cash flow (1)			496	218		128%

			September 30, 2025	December 31, 2024		Change
Debt to equity (3)			254%	250%		400 bps

			Twelve months ended September 30,
			2025	2024		Change
Adjusted return on equity (1)			17%	16%		100 bps
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

Total revenue was $3.2 billion in the third quarter of 2025, and $9.5 billion in the nine months ended September 30, 2025, consistent with prior year. Operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation) increased 1% in the third quarter of 2025, and 2% for the nine months ended September 30, 2025, reflecting contractual revenue growth in SCS and FMS.

EBT and comparable EBT increased in the third quarter and nine months ended September 30, 2025, primarily due to higher contractual earnings, partially offset by lower used vehicle sales and rental results reflecting weaker market conditions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

CONSOLIDATED RESULTS
Services

	Three months ended September 30,		Nine months ended September 30,		Change 2025/2024
(Dollars in millions)	2025	2024	2025	2024	Three Months	Nine Months
Services revenue	$2,088	$2,097	$6,290	$6,248	—%	1%
Cost of services	1,779	1,774	5,344	5,311	—%	1%
Gross margin	$309	$323	$946	$937	(4)%	1%
Gross margin %	15%	15%	15%	15%

Services revenue represents all the revenue associated with our SCS and DTS business segments, including subcontracted transportation and fuel, as well as SelectCare and fleet support services associated with our FMS business segment. Services revenue was consistent in the third quarter and increased 1% in the nine months ended September 30, 2025, primarily driven by new business and higher customer volumes in SCS and pricing, partially offset by lost business in DTS.

Cost of services represents the direct costs related to services revenue and is primarily comprised of salaries and employee-related costs, subcontracted transportation (purchased transportation from third parties), fuel, insurance and maintenance costs. Cost of services remained consistent in the third quarter of 2025, and increased 1% for the nine months ended September 30, 2025, consistent with revenue.

Services gross margin decreased in the third quarter primarily reflecting e-commerce network performance and higher medical costs. Services gross margin increased for the nine months ended September 30, 2025, primarily reflecting improved operating performance from strategic initiatives despite third quarter unfavorable e-commerce performance and higher medical costs. Service gross margin percentage remained consistent in the third quarter and for the nine months ended September 30, 2025.
Lease & Related Maintenance and Rental

	Three months ended September 30,		Nine months ended September 30,		Change 2025/2024
(Dollars in millions)	2025	2024	2025	2024	Three Months	Nine Months
Lease & related maintenance and rental revenue	$976	$960	$2,887	$2,844	2%	2%
Cost of lease & related maintenance and rental	626	646	1,916	1,960	(3)%	(2)%
Gross margin	$350	$314	$971	$884	11%	10%
Gross margin %	36%	33%	34%	31%

Lease & related maintenance and rental revenue represent revenue from our ChoiceLease and commercial rental product offerings within our FMS business segment. Revenue increased 2% in the third quarter and for the nine months ended September 30, 2025, reflecting ChoiceLease revenue growth, partially offset by lower rental demand.

Cost of lease & related maintenance and rental represents the direct costs related to Lease & related maintenance and rental revenue and is comprised of depreciation of revenue earning equipment, maintenance costs (primarily repair parts and labor), and other costs such as licenses, insurance and operating taxes. Cost of lease & related maintenance and rental excludes interest costs from vehicle financing, which are reported within "Interest expense" in our Condensed Consolidated Statements of Earnings. Cost of lease & related maintenance and rental decreased 3% in the third quarter and 2% in the nine months ended September 30, 2025, primarily reflecting lower maintenance costs and a smaller lease and rental fleet.

Lease & related maintenance and rental gross margin and gross margin percentage increased in the third quarter and the nine months ended September 30, 2025, primarily due to higher ChoiceLease pricing and maintenance cost-savings initiatives.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Fuel Services

	Three months ended September 30,		Nine months ended September 30,		Change 2025/2024
(Dollars in millions)	2025	2024	2025	2024	Three Months	Nine Months
Fuel services revenue	$107	$111	$313	$355	(4)%	(12)%
Cost of fuel services	101	108	299	344	(6)%	(13)%
Gross margin	$6	$3	$14	$11	100%	27%
Gross margin %	6%	3%	4%	3%

Fuel services revenue represents fuel services provided to our FMS customers. Fuel services revenue decreased 4% in the third quarter primarily reflecting fewer gallons sold offset by higher fuel costs passed through to customers, and decreased 12% in the nine months ended September 30, 2025, primarily reflecting lower fuel costs passed through to customers and fewer gallons sold.

Cost of fuel services includes the direct costs associated with providing our customers with fuel. These costs include fuel, salaries and employee-related costs of fuel island attendants, and depreciation of our fueling facilities and equipment. Cost of fuel services decreased 6% in the third quarter and 13% in the nine months ended September 30, 2025, reflecting lower fuel costs and fewer gallons sold.

Fuel services gross margin and fuel services gross margin as a percentage of revenue increased in the third quarter and for the nine months ended September 30, 2025. Fuel is largely a pass-through to customers for which we realize minimal changes in margin during periods of steady market fuel prices. However, fuel services margin is impacted by sudden increases or decreases in market fuel prices during a short period of time, as customer pricing for fuel is established based on current market fuel costs. Fuel services gross margin and fuel services gross margin as a percentage of revenue in the third quarter of 2025 and for the nine months ended September 30, 2025 were positively impacted by these price change dynamics.

Selling, General and Administrative Expenses

	Three months ended September 30,		Nine months ended September 30,		Change 2025/2024
(Dollars in millions)	2025	2024	2025	2024	Three Months	Nine Months
Selling, general and administrative expenses (SG&A)	$380	$368	$1,123	$1,113	3%	1%
Percentage of total revenue	12%	12%	12%	12%

SG&A expenses increased 3% in the third quarter of 2025, primarily reflecting higher incentive compensation costs, intangible amortization expenses and information technology costs, partially offset by lower bad debt. SG&A expenses increased 1% for the nine months ended September 30, 2025, primarily reflecting higher incentive compensation costs, intangible amortization expenses and information technology costs, partially offset by lower travel expenses. SG&A expenses as a percentage of total revenue remained consistent at 12% for the third quarter and for the nine months ended September 30, 2025.

Non-Operating Pension Costs, net

	Three months ended September 30,		Nine months ended September 30,		Change 2025/2024
(Dollars in millions)	2025	2024	2025	2024	Three Months	Nine Months
Non-operating pension costs, net	$10	$10	$27	$31	(10)%	(10)%

Non-operating pension costs, net include the amortization of net actuarial loss and prior service cost, interest cost and expected return on plan assets components of pension and postretirement benefit costs, as well as any significant charges for settlements or curtailments if recognized.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Used Vehicle Sales, net

	Three months ended September 30,		Nine months ended September 30,		Change 2025/2024
(Dollars in millions)	2025	2024	2025	2024	Three Months	Nine Months
Used vehicle sales, net	$(3)	$(15)	$(10)	$(54)	(80)%	(81)%

Used vehicle sales, net includes gains or losses from sales of used vehicles, selling costs associated with used vehicles and write-downs of vehicles held for sale to fair market values (referred to as "valuation adjustments"). Used vehicle sales, net decreased in the third quarter and nine months ended September 30, 2025, due to lower pricing, reflecting weaker market conditions and lower retail mix.

Average proceeds per unit decreased in the third quarter and for the nine months ended September 30, 2025. The following table presents the average used vehicle pricing changes compared to the prior year:

	Proceeds per unit change 2025/2024 (1)
	Three Months	Nine Months
Tractors	(6)%	(14)%
Trucks	(15)%	(17)%
————————————
(1) Represents percentage change compared to prior year period in average sales proceeds on used vehicle sales using constant currency.

Average proceeds per unit remained consistent for tractors and increased 7% for trucks in the third quarter of 2025, sequentially from the second quarter, reflecting higher retail mix.
Interest Expense

	Three months ended September 30,		Nine months ended September 30,		Change 2025/2024
(Dollars in millions)	2025	2024	2025	2024	Three Months	Nine Months
Interest expense	$102	$98	$304	$286	4%	6%
Effective interest rate	5.2%	5.3%	5.2%	5.2%

Interest expense increased 4% and 6% in the third quarter and for the nine months ended September 30, 2025, respectively, primarily reflecting higher average debt.

Miscellaneous Income, net

	Three months ended September 30,		Nine months ended September 30,		Change 2025/2024
(Dollars in millions)	2025	2024	2025	2024	Three Months	Nine Months
Miscellaneous income, net	$(14)	$(10)	$(21)	$(29)	40%	(28)%
Miscellaneous income, net consists of investment income on securities used to fund certain benefit plans, interest income, gains on sales of operating property, foreign currency transaction remeasurement and other non-operating items. Miscellaneous income, net increased to $14 million in the third quarter of 2025, primarily due to higher investment income. Miscellaneous income, net decreased to $21 million for the nine months ended September 30, 2025, due to prior year gain on the sale of assets and insurance recoveries.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Restructuring and Other Items, net

	Three months ended September 30,		Nine months ended September 30,		Change 2025/2024
(Dollars in millions)	2025	2024	2025	2024	Three Months	Nine Months
Restructuring and other items, net	$—	$1	$—	$5	NM	NM
————————————
"NM" - not meaningful
Restructuring and other items, net for the nine months ended September 30, 2024, primarily reflects acquisition-related costs.
Provision for Income Taxes

	Three months ended September 30,		Nine months ended September 30,		Change 2025/2024
(Dollars in millions)	2025	2024	2025	2024	Three Months	Nine Months
Provision for income taxes	$51	$45	$140	$126	15%	11%
Effective tax rate on continuing operations	27.1%	24.0%	27.5%	26.2%
Comparable tax rate on continuing operations (1)	25.6%	23.9%	26.5%	26.1%
————————————
(1)Non-GAAP financial measure. Refer to the "Non-GAAP Financial Measures" section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.

In the third quarter of 2025, our effective tax rate on continuing operations was 27.1% compared to 24.0% in the prior year, and our comparable tax rate was 25.6% compared to 23.9% in the prior year. For the nine months ended September 30, 2025, our effective tax rate on continuing operations was 27.5% compared to 26.2% in the prior year, and our comparable tax rate was 26.5% and 26.1% in the prior year. The increase in tax rates for both periods was primarily due to discrete tax benefits in the third quarter of 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
OPERATING RESULTS BY BUSINESS SEGMENT

	Three months ended September 30,		Nine months ended September 30,		Change 2025/2024
(Dollars in millions)	2025	2024	2025	2024	Three Months	Nine Months
Revenue:
Fleet Management Solutions	$1,465	$1,470	$4,379	$4,403	—%	(1)%
Supply Chain Solutions	1,380	1,317	4,077	3,960	5%	3%
Dedicated Transportation Solutions	570	633	1,778	1,831	(10)%	(3)%
Eliminations	(244)	(252)	(744)	(747)	(3)%	—%
Total	$3,171	$3,168	$9,490	$9,447	—%	—%
Operating Revenue: (1)
Fleet Management Solutions	$1,282	$1,281	$3,830	$3,808	—%	1%
Supply Chain Solutions	1,034	996	3,054	2,958	4%	3%
Dedicated Transportation Solutions	458	486	1,388	1,397	(6)%	(1)%
Eliminations	(163)	(170)	(494)	(514)	(5)%	(4)%
Total	$2,611	$2,593	$7,778	$7,649	1%	2%

Earnings from continuing operations before income taxes:
Fleet Management Solutions	$146	$132	$366	$365	11%	—%
Supply Chain Solutions	86	93	271	242	(8)%	12%
Dedicated Transportation Solutions	36	36	100	91	(2)%	10%
Eliminations	(33)	(34)	(100)	(97)	(4)%	3%
	235	227	637	601	4%	6%
Unallocated Central Support Services	(21)	(17)	(63)	(52)	23%	(20)%
Intangible amortization expense	(14)	(11)	(39)	(33)	26%	19%
Non-operating pension costs, net (2)	(10)	(10)	(27)	(31)	(10)%	(10)%
Other items impacting comparability, net	—	(1)	—	(5)	NM	NM
Earnings from continuing operations before income taxes	$190	$188	$508	$480	1%	6%
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

The following table sets forth the benefits from Equipment Contribution included in Segment EBT for our SCS and DTS business segments:

	Three months ended September 30,		Nine months ended September 30,		Change 2025/2024
(Dollars in millions)	2025	2024	2025	2024	Three Months	Nine Months
Equipment Contribution:
Supply Chain Solutions	$11	$11	$33	$33	(5)%	1%
Dedicated Transportation Solutions	22	23	67	64	(3)%	4%
Total	$33	$34	$100	$97	(4)%	3%

Fleet Management Solutions

	Three months ended September 30,		Nine months ended September 30,		Change 2025/2024
(Dollars in millions)	2025	2024	2025	2024	Three Months	Nine Months
ChoiceLease	$875	$857	$2,613	$2,556	2%	2%
Commercial rental (1)	242	251	700	726	(4)%	(4)%
SelectCare and other	165	173	517	526	(5)%	(2)%
Fuel services revenue	183	189	549	595	(3)%	(8)%
FMS total revenue	$1,465	$1,470	$4,379	$4,403	—%	(1)%

FMS operating revenue (2)	$1,282	$1,281	$3,830	$3,808	—%	1%

FMS EBT	$146	$132	$366	$365	11%	—%
FMS EBT as a % of FMS total revenue	10.0%	9.0%	8.3%	8.3%	100 bps	— bps
FMS EBT as a % of FMS operating revenue (2)	11.4%	10.3%	9.5%	9.6%	110 bps	(10) bps

			Twelve months ended September 30,		Change 2025/2024
			2025	2024
FMS EBT as a % of FMS total revenue			8.8%	8.5%	30 bps
FMS EBT as a % of FMS operating revenue (2)			10.1%	9.8%	30 bps
————————————
(1)For the three months ended September 30, 2025 and 2024, rental revenue from lease customers in place of a lease vehicle represented 28% and 30% of commercial rental revenue, respectively. For the nine months ended September 30, 2025 and 2024, rental revenue from lease customers in place of a lease vehicle represented 29% and 32% of commercial rental revenue, respectively.
(2)Non-GAAP financial measure. Refer to the "Non-GAAP Financial Measures" section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.

FMS total revenue was relatively consistent in the third quarter of 2025 and decreased 1% for the nine months ended September 30, 2025, due to lower fuel service revenue, reflecting fewer gallons sold and lower fuel costs passed through to customers, offset by higher operating revenue. FMS operating revenue remained consistent in the third quarter of 2025 and increased 1% for the nine months ended September 30, 2025, primarily reflecting higher ChoiceLease revenue offset by weaker rental demand.

FMS EBT increased 11% in the third quarter primarily due to higher ChoiceLease performance driven by pricing and lower maintenance costs, partially offset by used vehicle sales and rental results reflecting weaker market conditions. FMS EBT was relatively consistent for the nine months ended September 30, 2025. Lower used vehicle results reflect a 15% and 6% decrease in

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
used truck and tractor pricing in the third quarter of 2025 and a 17% and 14% decrease in used truck and tractor pricing, respectively, in the nine months ended September 30, 2025. Rental power fleet utilization was 70% in the third quarter of 2025, compared with 71% in the prior year, and remained consistent at 69% for the nine months ended September 30, 2025 compared with the prior year. The average active power fleet was 6% smaller in the third quarter of 2025 and for the nine months ended September 30, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Our fleet of owned and leased revenue earning equipment and SelectCare vehicles, including vehicles under on-demand maintenance, is summarized as follows (number of units rounded to the nearest hundred):

				Change
	September 30, 2025	December 31, 2024	September 30, 2024	Sept 2025/ Dec 2024	Sept 2025/ Sept 2024
End of period vehicle count
By type:
Trucks (1)	78,800	80,500	79,300	(2)%	(1)%
Tractors (2)	63,400	66,700	67,300	(5)%	(6)%
Trailers and other (3)	43,500	44,700	45,100	(3)%	(4)%
Total	185,700	191,900	191,700	(3)%	(3)%

By ownership:
Owned	181,200	186,200	184,900	(3)%	(2)%
Leased	4,500	5,700	6,800	(21)%	(34)%
Total	185,700	191,900	191,700	(3)%	(3)%

By product line:
ChoiceLease	142,300	145,300	145,800	(2)%	(2)%
Commercial rental	32,700	35,500	34,700	(8)%	(6)%
Service vehicles and other	2,200	2,100	2,100	5%	5%
	177,200	182,900	182,600	(3)%	(3)%
Held for sale	8,500	9,000	9,100	(6)%	(7)%
Total	185,700	191,900	191,700	(3)%	(3)%

Customer vehicles under SelectCare contracts (4)	43,800	41,800	47,900	5%	(9)%

Quarterly average vehicle count
By product line:
ChoiceLease	142,400	145,300	145,300	(2)%	(2)%
Commercial rental	33,300	35,000	35,000	(5)%	(5)%
Service vehicles and other	2,100	2,100	2,100	—%	—%
	177,800	182,400	182,400	(3)%	(3)%
Held for sale	9,500	9,100	9,400	4%	1%
Total	187,300	191,500	191,800	(2)%	(2)%

Customer vehicles under SelectCare contracts (4)	43,600	44,900	49,000	(3)%	(11)%
Customer vehicles under SelectCare on-demand (5)	1,400	2,200	2,300	(36)%	(39)%
Total vehicles serviced	232,300	238,600	243,100	(3)%	(4)%
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
The following table provides information on our active ChoiceLease fleet (number of units rounded to nearest hundred) and our commercial rental power fleet utilization (excludes trailers):

				Change
	September 30, 2025	December 31, 2024	September 30, 2024	Sept 2025/ Dec 2024	Sept 2025/ Sept 2024
Active ChoiceLease fleet
End of period vehicle count (1)	132,900	135,000	135,300	(2)%	(2)%
Quarterly average vehicle count (1)	133,200	135,300	136,200	(2)%	(2)%
Commercial rental statistics
Quarterly commercial rental utilization - power fleet (2)	70%	73%	71%	(300) bps	(100) bps
Year-to-date commercial rental utilization - power fleet (2)	69%	70%	69%	(100) bps	— bps
————————————
(1)Active ChoiceLease vehicles are calculated as those units currently earning revenue and not classified as not yet earning or no longer earning units.
(2)Rental utilization is calculated using the number of days units are rented divided by the number of days units are available to rent in the calendar year.

Supply Chain Solutions

	Three months ended September 30,		Nine months ended September 30,		Change 2025/2024
(Dollars in millions)	2025	2024	2025	2024	Three Months	Nine Months
Omnichannel retail	$321	$295	$926	$873	9%	6%
Automotive	270	270	821	818	—%	—%
Consumer packaged goods	304	294	900	861	3%	5%
Industrial and other	139	137	407	406	1%	—%
Subcontracted transportation and fuel	346	321	1,023	1,002	8%	2%
SCS total revenue	$1,380	$1,317	$4,077	$3,960	5%	3%

SCS operating revenue (1)	$1,034	$996	$3,054	$2,958	4%	3%

SCS EBT	$86	$93	$271	$242	(8)%	12%
SCS EBT as a % of SCS total revenue	6.2%	7.0%	6.7%	6.1%	(80) bps	60 bps
SCS EBT as a % of SCS operating revenue (1)	8.3%	9.3%	8.9%	8.2%	(100) bps	70 bps

End of period vehicle count:
Power vehicles	3,900	3,800	3,900	3,800	3%	3%
Trailers	9,400	8,800	9,400	8,800	7%	7%
Total	13,300	12,600	13,300	12,600	6%	6%

			Twelve months ended September 30,		Change 2025/2024
			2025	2024
SCS EBT as a % of SCS total revenue			6.7%	5.7%	100 bps
SCS EBT as a % of SCS operating revenue (1)			8.9%	7.6%	130 bps
————————————
(1)Non-GAAP financial measure. Refer to the "Non-GAAP Financial Measures" section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.

SCS total revenue increased 5% in the third quarter of 2025 and 3% for the nine months ended September 30, 2025, primarily as a result of higher operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation) and subcontracted

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
transportation costs passed through to customers. SCS operating revenue increased 4% in the third quarter of 2025 and 3% for the nine months ended September 30, 2025, driven by new business as well as higher customer volumes.

SCS EBT decreased 8% in the third quarter of 2025, as benefits from operating revenue growth were more than offset by e-commerce network performance and higher medical costs. SCS EBT increased 12% for the nine months ended September 30, 2025, primarily reflecting operating revenue growth and improved performance from optimization of our omnichannel retail network.

Dedicated Transportation Solutions

	Three months ended September 30,		Nine months ended September 30,		Change 2025/2024
(Dollars in millions)	2025	2024	2025	2024	Three Months	Nine Months
DTS total revenue	$570	$633	$1,778	$1,831	(10)%	(3)%

DTS operating revenue (1)	$458	$486	$1,388	$1,397	(6)%	(1)%

DTS EBT	$36	$36	$100	$91	(2)%	10%
DTS EBT as a % of DTS total revenue	6.3%	5.8%	5.6%	5.0%	50 bps	60 bps
DTS EBT as a % of DTS operating revenue (1)	7.8%	7.5%	7.2%	6.5%	30 bps	70 bps

End of period vehicle count:
Power vehicles	7,000	7,400	7,000	7,400	(5)%	(5)%
Trailers	11,200	11,800	11,200	11,800	(5)%	(5)%
Total	18,200	19,200	18,200	19,200	(5)%	(5)%

			Twelve months ended September 30,		Change 2025/2024
			2025	2024
DTS EBT as a % of DTS total revenue			5.6%	5.4%	20 bps
DTS EBT as a % of DTS operating revenue (1)			7.2%	7.1%	10 bps
————————————
(1)Non-GAAP financial measure. Refer to the "Non-GAAP Financial Measures" section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.

DTS total revenue decreased 10% in the third quarter of 2025 and 3% for the nine months ended September 30, 2025, primarily due to lower operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation) and subcontracted transportation costs passed through to customers. DTS operating revenue decreased 6% in the third quarter of 2025, and 1% in the nine months ended September 30, 2025, primarily due to lower fleet count reflecting the prolonged freight market downturn.

DTS EBT remained consistent in the third quarter of 2025, and increased 10% for the nine months ended September 30, 2025, reflecting acquisition synergies and prior year integration costs, partially offset by lower operating revenue.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Central Support Services

	Three months ended September 30,		Nine months ended September 30,		Change 2025/2024
(Dollars in millions)	2025	2024	2025	2024	Three Months	Nine Months
Total CSS	109	105	329	311	5%	6%
Allocation of CSS to business segments	(88)	(88)	(266)	(259)	1%	3%
Unallocated CSS	$21	$17	$63	$52	23%	20%

Total CSS costs increased 5% in the third quarter of 2025, primarily due to higher information technology costs, and increased 6% for the nine months ended September 30, 2025, primarily due to higher information technology costs and incentive compensation.

Unallocated CSS costs increased 23% in the third quarter of 2025, primarily due to higher information technology costs. Unallocated CSS costs increased 20% for the nine months ended September 30, 2025, primarily due to higher information technology costs and incentive compensation.

FINANCIAL RESOURCES AND LIQUIDITY
Cash Flows
The following is a summary of our cash flows from continuing operations:

	Nine months ended September 30,
(In millions)	2025	2024
Net cash provided by (used in) :
Operating activities	$1,845	$1,707
Investing activities	(1,350)	(1,802)
Financing activities	(469)	65
Effect of exchange rate changes on cash	10	(12)
Net change in cash, cash equivalents, and restricted cash	$36	$(42)

	Nine months ended September 30,
(In millions)	2025	2024
Net cash provided by operating activities from continuing operations
Earnings from continuing operations	$368	$354
Non-cash and other, net	1,814	1,632
Collections on sales-type leases	123	111
Changes in operating assets and liabilities	(460)	(390)
Net cash provided by operating activities from continuing operations	$1,845	$1,707

Net cash provided by operating activities from continuing operations was $1.8 billion for the nine months ended September 30, 2025, compared to $1.7 billion in the prior year, primarily reflecting lower income tax payments. Net cash used in investing activities from continuing operations decreased to $1.4 billion for the nine months ended September 30, 2025, compared with $1.8 billion in 2024, primarily reflecting the prior year acquisition of Cardinal Logistics and lower capital expenditures. Net cash used in financing activities from continuing operations was $469 million for the nine months ended September 30, 2025, compared with cash provided by financing activities from continuing operations of $65 million in 2024, primarily reflecting lower borrowing needs and higher share repurchases.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
The following table shows our free cash flow (a non-GAAP measure) computation:

	Nine months ended September 30,
(In millions)	2025	2024
Net cash provided by operating activities from continuing operations	$1,845	$1,707
Sales of revenue earning equipment (1)	369	414
Sales of operating property and equipment (1)	11	19
Other (1)	1	—
Total cash generated (2)	2,226	2,140
Purchases of property and revenue earning equipment (1)	(1,730)	(1,922)
Free cash flow (2)	$496	$218
————————————
(1)Included in cash flows from investing activities.
(2)Non-GAAP financial measure. Reconciliations of net cash provided by operating activities to total cash generated and to free cash flow are set forth in this table. Refer to the "Non-GAAP Financial Measures" section of this MD&A for the reasons why management believes this measure is important to investors.

Free cash flow (a non-GAAP measure) increased to $496 million for the nine months ended September 30, 2025, compared to $218 million in 2024, primarily reflecting reduced cash capital expenditures and higher cash provided by operating activities.

The following table provides a summary of gross capital expenditures:

	Nine months ended September 30,
(In millions)	2025	2024
Revenue earning equipment:
ChoiceLease	$1,161	$1,474
Commercial rental	271	401
	1,432	1,875
Operating property and equipment	173	111
Gross capital expenditures	1,605	1,986
Changes to liabilities related to purchases of property and revenue earning equipment	125	(64)
Cash paid for purchases of property and revenue earning equipment	$1,730	$1,922

Gross capital expenditures decreased to $1.6 billion for the nine months ended September 30, 2025, compared to $2.0 billion in 2024, primarily reflecting reduced investments in ChoiceLease and rental vehicles.

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

Cash and cash equivalents totaled $189 million as of September 30, 2025. As of September 30, 2025, $148 million was held outside the U.S. and is available to fund operations and growth of non-U.S. subsidiaries. We consider the historical earnings of our former U.K. business to be no longer indefinitely reinvested. We consider the historical earnings of Mexico, along with our remaining foreign jurisdictions to be permanently reinvested. Federal, state and foreign income taxes, withholding taxes and the tax impact of foreign currency exchange gains or losses were considered on the remaining U.K. undistributed earnings as of September 30, 2025, and there was no impact to deferred taxes.

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law. OBBBA permanently reinstated 100% tax bonus depreciation, restored earnings before interest, taxes, depreciation and amortization as the basis for calculating the business interest expense limitation, restored immediate expensing for domestic research and experimental expenditures, and modified the Global Intangible Low-Taxed Income regime, among other items. OBBBA has multiple effective dates, with certain provisions effective in 2025, and others implemented through 2027. We expect these changes to reduce our annual U.S. federal cash tax

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
liability by approximately $200 million in 2025 and anticipate it will defer the payment of federal tax for several years. There will be no impact on our 2025 effective income tax rate. We are still in the process of evaluating future year impacts of OBBBA on our consolidated financial statements.

During the nine months ended September 30, 2025, we prefunded future required contributions of $60 million to our U.S. pension plan.

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

In April 2025, we amended and restated our corporate revolving credit facility, which supports U.S. and Canadian commercial paper programs, with a syndicate of eleven incumbent lending institutions. The facility's committed borrowing capacity was increased to $1.6 billion and it now expires in April 2030. The credit facility is primarily used for general corporate purposes and can also be used to issue up to $150 million in letters of credit. As of September 30, 2025, there were no letters of credit outstanding against the facility.
In April 2025, we extended the trade receivables financing facility for an additional year to April 2026. In September 2025, we amended our trade receivables financing facility to increase our borrowing capacity to $500 million as of September 30, 2025.
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

Our debt ratings and rating outlooks as of September 30, 2025, were as follows:

Rating Summary
	Short-term	Long-term	Long-term Outlook
Standard & Poor’s Ratings Services	A2	BBB+	Stable
Moody’s Investors Service	P2	Baa2	Positive
Fitch Ratings	F2	BBB+	Stable

As of September 30, 2025, we had the following amounts available to fund operations under the following facilities:

(In millions)
Revolving credit facility	$375
Trade receivables financing program	401
Total	$776

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
In accordance with our funding philosophy, we attempt to align the aggregate average remaining repricing life of our debt with the aggregate average remaining repricing life of our vehicle assets. We utilize both fixed-rate and variable-rate debt to achieve this alignment and generally target a mix of 20% - 40% variable-rate debt as a percentage of total debt outstanding. The variable-rate portion of our total debt (including notional value of swap agreements) was 22% and 18% as of September 30, 2025 and December 31, 2024, respectively.

Our debt-to-equity ratio was 254% and 250% as of September 30, 2025 and December 31, 2024, respectively. The debt-to-equity ratio represents total debt divided by total equity.

Share Repurchases and Cash Dividends.

Refer to Note 10, "Share Repurchase Programs," in the Notes to Condensed Consolidated Financial Statements for a discussion on our share repurchase programs.

In October 2025 and 2024, our board of directors declared a quarterly cash dividend of $0.91 and $0.81 per share of common stock, respectively.

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

	Continuing Operations
	Three months ended September 30,		Nine months ended September 30,
(In millions, except per share amounts)	2025	2024	2025	2024
EBT	$190	$188	$508	$480
Non-operating pension costs, net	10	10	27	31
Acquisition costs	—	1	—	6
Other, net	—	—	—	(1)
Comparable EBT	$200	$199	$535	$516
Earnings from continuing operations	$139	$143	$368	$354
Non-operating pension costs, net	7	7	22	22
Acquisition costs	—	1	—	5
Other, net (1)	3	—	3	(1)
Comparable Earnings	$149	$151	$393	$381
Diluted EPS	$3.33	$3.25	$8.75	$7.96
Non-operating pension costs, net	0.17	0.17	0.52	0.50
Acquisition costs	—	0.01	—	0.12
Other, net (1)	0.07	0.01	0.06	(0.02)
Comparable EPS	$3.57	$3.44	$9.33	$8.56
————————————
(1)For the three and nine months ended September 30, 2025, includes the income tax effects of other items impacting comparability and non-recurring income tax adjustments.

Note: Amounts may not be additive due to rounding.

The following table provides a reconciliation of the effective tax rate to the comparable tax rate:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Effective tax rate on continuing operations (1)	27.1%	24.0%	27.5%	26.2%
Tax adjustments and income tax effects of non-GAAP adjustments (2)	(1.5)%	(0.1)%	(1.0)%	(0.1)%
Comparable tax rate on continuing operations (1)	25.6%	23.9%	26.5%	26.1%
————————————
(1)The effective tax rate on continuing operations and comparable tax rate are based on EBT and comparable EBT, respectively, found on the previous table.
(2)Income tax effects of non-GAAP adjustments are calculated based on the marginal tax rates to which the non-GAAP adjustments are related.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

The following table provides a reconciliation of net earnings to comparable EBITDA:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2025	2024	2025	2024
Net earnings	$138	$142	$367	$354
Loss from discontinued operations, net of tax	1	1	1	—
Provision for income taxes	51	45	140	126
EBT	190	188	508	480
Non-operating pension costs, net	10	10	27	31
Acquisition costs	—	1	—	6
Other, net	—	—	—	(1)
Comparable EBT	200	199	535	516
Interest expense	102	98	304	286
Depreciation	429	423	1,274	1,275
Used vehicle sales, net (1)	(3)	(15)	(10)	(54)
Intangible amortization	14	11	39	33
Comparable EBITDA	$742	$716	$2,142	$2,056
————————————
(1)Refer to Note 6, "Revenue Earning Equipment, net," in the Notes to Condensed Consolidated Financial Statements for additional information.

The following table provides a reconciliation of total revenue to operating revenue:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2025	2024	2025	2024
Total revenue	$3,171	$3,168	$9,490	$9,447
Subcontracted transportation	(358)	(367)	(1,110)	(1,120)
Fuel	(202)	(208)	(602)	(678)
Operating revenue	$2,611	$2,593	$7,778	$7,649

The following table provides a reconciliation of FMS total revenue to FMS operating revenue:

	Three months ended September 30,		Nine months ended September 30,		Twelve months ended September 30,
(Dollars in millions)	2025	2024	2025	2024	2025	2024
FMS total revenue	$1,465	$1,470	$4,379	$4,403	$5,864	$5,884
Fuel revenue	(183)	(189)	(549)	(595)	(726)	(805)
FMS operating revenue	$1,282	$1,281	$3,830	$3,808	$5,138	$5,079

FMS EBT	$146	$132	$366	$365	$517	$499
FMS EBT as a % of FMS total revenue	10.0%	9.0%	8.3%	8.3%	8.8%	8.5%
FMS EBT as a % of FMS operating revenue	11.4%	10.3%	9.5%	9.6%	10.1%	9.8%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
The following table provides a reconciliation of SCS total revenue to SCS operating revenue:

	Three months ended September 30,		Nine months ended September 30,		Twelve months ended September 30,
(Dollars in millions)	2025	2024	2025	2024	2025	2024
SCS total revenue	$1,380	$1,317	$4,077	$3,960	$5,417	$5,261
Subcontracted transportation	(309)	(285)	(909)	(883)	(1,207)	(1,169)
Fuel	(37)	(36)	(114)	(119)	(149)	(162)
SCS operating revenue	$1,034	$996	$3,054	$2,958	$4,061	$3,930

SCS EBT	$86	$93	$271	$242	$361	$299
SCS EBT as a % of SCS total revenue	6.2%	7.0%	6.7%	6.1%	6.7%	5.7%
SCS EBT as a % of SCS operating revenue	8.3%	9.3%	8.9%	8.2%	8.9%	7.6%

The following table provides a reconciliation of DTS total revenue to DTS operating revenue:

	Three months ended September 30,		Nine months ended September 30,		Twelve months ended September 30,
(Dollars in millions)	2025	2024	2025	2024	2025	2024
DTS total revenue	$570	$633	$1,778	$1,831	$2,393	$2,274
Subcontracted transportation	(54)	(86)	(213)	(243)	(297)	(317)
Fuel	(58)	(61)	(177)	(191)	(235)	(236)
DTS operating revenue	$458	$486	$1,388	$1,397	$1,861	$1,721

DTS EBT	$36	$36	$100	$91	$134	$122
DTS EBT as a % of DTS total revenue	6.3%	5.8%	5.6%	5.0%	5.6%	5.4%
DTS EBT as a % of DTS operating revenue	7.8%	7.5%	7.2%	6.5%	7.2%	7.1%

The following tables provide numerical reconciliations of net earnings to adjusted net earnings and average shareholders' equity to adjusted average shareholders' equity (Adjusted ROE), and of the non-GAAP elements used to calculate the adjusted return on equity to the corresponding GAAP measures:

	Twelve months ended September 30,
(Dollars in millions)	2025	2024
Net earnings	$502	$477
Other items impacting comparability, net	7	7
Tax impact	(1)	—
Adjusted net earnings [A]	$508	$484

Average shareholders' equity	$3,070	$3,074
Average adjustments to shareholders' equity	3	(3)
Adjusted average shareholders' equity [B]	$3,073	$3,071
Adjusted return on equity [A/B]	17%	16%
————————————
Note: Amounts may not be additive due to rounding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

	Twelve months ended September 30,
(In millions)	2025	2024
Acquisition costs	1	8
Other, net	6	(1)
Other items impacting comparability, net	$7	$7

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
◦The inability of our information technology systems to provide timely and accurate access to data.
◦The inability of our information security program to safeguard our or our stakeholders' data.

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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

As of the end of the third quarter of 2025, we carried out an evaluation, under the supervision and with the participation of management, including Ryder's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ryder's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the third quarter of 2025, Ryder's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective.
Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2025, there were no changes in Ryder's internal control over financial reporting that have materially affected or are reasonably likely to materially affect such internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases we made of our common stock during the three months ended September 30, 2025:

(Dollars in millions, except per share)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Aggregate Maximum Number of Shares That May Yet Be Purchased Under the Discretionary and Anti-Dilutive Programs (2)
July 1 through July 31, 2025	85,730	$181.10	57,100	1,226,468
August 1 through August 31, 2025	260,460	181.36	260,460	966,008
September 1 through September 30, 2025	170,093	188.24	170,000	796,008
Total	516,283	$183.59	487,560
————————————
(1)During the three months ended September 30, 2025, we purchased an aggregate of 28,723 shares of our common stock in employee-related transactions. Employee-related transactions may include: (i) shares of common stock withheld as payment for the exercise price of options exercised or to satisfy the tax withholding liability associated with our share-based compensation programs and (ii) open-market purchases by the trustee of Ryder’s deferred compensation plans relating to investments by employees in our stock, one of the investment options available under the plans.
(2)We maintained two share repurchase programs approved by our board of directors in October 2023 and 2024. Refer to Note 10, “Share Repurchase Programs,” in the Notes to Condensed Consolidated Financial Statements for a discussion on our share repurchase programs. Share repurchases under both programs can be made from time to time using our working capital and a variety of methods, including open-market transactions and trading plans established pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The timing and actual number of shares repurchased are subject to market conditions, legal requirements and other factors, including balance sheet leverage, availability of quality acquisitions and stock price.

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

RYDER SYSTEM, INC.
(Registrant)

Date:	October 23, 2025	By:	/s/ CRISTINA GALLO-AQUINO
Cristina Gallo-Aquino
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)