Form 10-K
period 2025-12-31
RYDER SYSTEM INC
filed 2026-02-11
CIK 85961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐   No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was sold at June 30, 2025 was $6.3 billion. The number of shares of Ryder System, Inc. Common Stock outstanding at January 31, 2026 was 39,427,204.

Documents Incorporated by Reference into this Report	Part of Form 10-K into which Document is Incorporated
Ryder System, Inc. 2025 Proxy Statement	Part III

RYDER SYSTEM, INC.
FORM 10-K ANNUAL REPORT

i

PART I
ITEM 1. BUSINESS
OVERVIEW
Ryder System, Inc. (Ryder) is a leading provider of outsourced logistics and transportation services throughout North America. We offer port‑to‑door solutions that integrate every step of the supply chain, including international inbound flows and cross‑border logistics, fleet and transportation management, warehousing, manufacturing support and multi-channel final delivery. Our complementary business segments provide a broad range of value-added solutions, which provides our customers with a seamless, end‑to‑end logistics network designed to reduce complexity and improve speed, reliability and efficiency across the entire flow of goods. Ryder connects every link in the supply chain, moving products smoothly from ports and suppliers all the way to customers’ doorsteps as illustrated below.
We report our financial performance based on three business segments: (1) Fleet Management Solutions (FMS), which provides full service leasing, commercial rental and vehicle maintenance services; (2) Supply Chain Solutions (SCS), which provides fully integrated logistics solutions; and (3) Dedicated Transportation Solutions (DTS), which provides turnkey transportation solutions, including dedicated vehicles, professional drivers, management and administrative support. Dedicated transportation services provided as part of an operationally integrated, multi-service supply chain solution to SCS customers are primarily reported in the SCS business segment.

___________________
As of and for the year ended December 31, 2025. FMS total revenue includes eliminations
We operate in highly competitive markets. Our customers select us based on numerous factors including service quality, price, technology and service offerings. As an alternative to using our services, customers may choose to provide these services themselves or obtain similar services from other third parties. Our customer base reflects a variety of industries as shown below (as a percentage of operating revenue - a non-GAAP measure):
Further information on our business and business segments is presented in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and in Note 3, "Segment Reporting" of the Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in this Annual Report.
MISSION AND STRATEGY
Ryder's mission is to responsibly deliver innovative supply chain and transportation solutions that are reliable, safe and efficient, enabling our customers to deliver on their promises. Companies performing their own logistics and transportation services face increasing challenges related to dynamic supply chains, disruptive technologies, labor shortages, government regulation and increased vehicle cost and complexity. We offer the most comprehensive port-to-door solutions and transportation services in North America to help solve many of the challenges facing companies today. We have a balanced growth strategy focused on de-risking and optimizing the business model, enhancing returns and free cash flow, and driving long-term profitable growth. We aim to achieve this by growing with existing customers and new prospects who internally manage their supply chain services. The current phase of our balanced growth strategy is driven by three priorities: (i) create value through operational excellence, (ii) invest in customer-centric innovation, and (iii) further improve full-cycle returns and generate profitable growth. We seek to execute our strategy by:
•leveraging secular trends that favor outsourcing logistics and transportation services;
•offering market leading end-to-end supply chain solutions in North America;
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

INDUSTRY AND OPERATIONS

Fleet Management Solutions
Value Proposition
Our FMS business provides a variety of fleet solutions that are designed to improve our customers' competitive positions. By outsourcing their needs to us, our customers can focus on their core business, improve their efficiency and productivity and lower their costs. Our FMS product offerings include contract terms with full service leasing, as well as leasing with flexible maintenance options; commercial vehicle rental; maintenance services; digital and technology support services that optimize asset performance, compliance, and safety; and comprehensive fuel services. In addition, our customers are able to purchase used trucks, tractors and trailers through our used vehicle sales facilities or our digital channel. FMS also provides vehicles, as well as maintenance, fuel and other services, to our SCS and DTS businesses. FMS operates one of the leading full service leasing, commercial rental and contract maintenance businesses in North America.
Market Trends
The U.S. commercial fleet market is estimated to include approximately 11 million vehicles, of which 5 million are privately owned by companies, 2 million are for-hire carriers, 1 million are leased from banks or other financial institutions, 1 million are part of utilities and government fleets, and 1 million are being leased or rented from third parties like Ryder.1
Companies that privately own their fleets are generally providing fleet management services themselves rather than outsourcing those services to third parties like Ryder. Over the last few years, several trends have emerged that we believe increase the value of our product offerings and will increasingly lead companies with privately held fleets to outsource. These trends include:
•Demand for efficient and reliable vehicles have caused companies to place greater emphasis on the quality of their preventive maintenance and safety programs;
•Maintaining and operating commercial vehicles has become more complex and expensive, as truck technology must comply with increasing state and federal emissions regulations;
•Companies must also manage global supply chain and labor challenges, as well as volatile used vehicle markets; and
•The cost and total capital required for owning vehicles continues to rise with every technological change requiring increasing cash outlays.
Operations
In 2025, our global FMS business accounted for 38% of our consolidated revenue.
Our FMS customers range from small businesses to large enterprises operating in a variety of industries. As of December 31, 2025, we had 789 operating locations, excluding ancillary storage locations, in 49 states, the District of Columbia, Puerto Rico and seven Canadian provinces. Our operating locations serve multiple customers, and typically include maintenance facilities; service islands for fueling; sales and administrative offices; and commercial rental vehicle counters. As of December 31, 2025, 20% of our operating locations are at customer sites where we provide vehicle maintenance solely for that customer's fleet.
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
Our ChoiceLease customers receive the following benefits:
•Competitive Prices as we leverage our vehicle buying power to benefit our customers. Once we have an executed customer agreement, we acquire vehicles and components that are custom engineered to our customer's requirements
(1) U.S. Fleet as of December 2024, Class 3-8, Polk/S&P Registration Data.

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
During 2025, ChoiceLease revenue accounted for 60% of our FMS total revenue.
Commercial Rental.    We offer rental vehicles to customers that need to supplement their fleets on a short-term basis to handle seasonal increases or discrete projects. ChoiceLease customers also utilize our commercial rental fleet as substitute vehicles while their lease vehicles undergo maintenance and while they await delivery of new lease vehicles. Although our commercial rental business is transactional in nature, we focus on building long-term relationships with customers to become their preferred source for commercial vehicle rentals. In addition, we also provide other benefits, including extending auto-liability insurance coverage and competitive fuel pricing. During 2025, commercial rental revenue accounted for 16% of our FMS total revenue.
SelectCare.    Through SelectCare, customers have access to our extensive network of maintenance facilities and trained technicians to maintain the vehicles they own or lease from third parties. We offer several bundles of services, including full service contract maintenance, as well as preventive and on-demand maintenance. We also offer on-demand retail mobile maintenance in select U.S. markets that enables our customers to order on-site maintenance services with no long-term contractual commitment through our Torque by Ryder™ service offering. While we typically service these vehicles at our own facilities, we also operate on-site maintenance facilities or provide mobile maintenance services at customer locations.
We also provide additional maintenance and repair services that are not included in our contractual maintenance programs and generally charge for those services on an hourly basis. By servicing all of our customers' maintenance needs, we create stronger, long-term relationships and can provide a wide range of outsourcing solutions.
During 2025, SelectCare revenue accounted for 12% of our FMS total revenue.
The following table provides information regarding the number of vehicles and customers by FMS product offering:

	December 31, 2025
	Vehicles	Customers
ChoiceLease	141,700	11,700
Commercial rental (1)	31,600	27,200
SelectCare (2)	44,100	1,700
___________________
(1)Commercial rental customers represent those who rented a vehicle for more than three days during the year and include 5,000 ChoiceLease customers.
(2)Our SelectCare customers include approximately 1,000 ChoiceLease customers.
Fuel Services. Our FMS customers have access to competitively priced diesel fuel at 401 of our maintenance facilities across the U.S. and Canada. We also provide services such as fuel planning, fuel tax reporting, centralized billing, fuel cards and fuel monitoring. Although fuel sales do not significantly impact our FMS earnings, as the costs are largely a pass-through to our customers, we believe that leveraging our fuel buying power provides a valuable benefit to our customers. During 2025, fuel services revenue accounted for 12% of our FMS total revenue.
Used Vehicles. We offer used vehicles from our 61 retail sales centers throughout the U.S. and Canada (23 of which are co-located at an FMS shop), at our branch locations and through our website at www.ryder.com/used-trucks. We primarily sell our used vehicles through our retail channel, which allows us to leverage our maintenance expertise and strong brand reputation, and to realize higher sales proceeds than in the wholesale market. The realized sales proceeds of used vehicles are dependent upon various factors, including the used vehicle market, supply and demand in wholesale and retail markets, and changes in vehicle technology. In recent years, the used vehicle sales market has been particularly weak. At December 31, 2025, we have used vehicle inventory of 9,500 vehicles, slightly above our long-term target range of 7,000 to 9,000.
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

Supply Chain Solutions
Value Proposition
Our SCS business provides a broad range of innovative logistics management services that optimize our customers' supply chains and key business requirements. Our business is organized by the following industry verticals: omnichannel retail (which includes retail, technology, last mile and e-commerce); automotive; consumer packaged goods (CPG); and industrial and other (which includes healthcare). Our SCS product offerings provide port-to-door solutions, giving our customers end-to-end control from pickup at any North American port to final delivery, including both dedicated distribution and multi-client distribution, transportation management, dedicated transportation, brokerage, e-commerce, last mile, contract manufacturing and contract packing, and other value-added services. These services are available individually, in various combinations, or as part of a comprehensive integrated solution. Key aspects of our value proposition are our operational execution, leveraged assets and infrastructure, technical and industry expertise and customer-facing visibility platforms.
Market Trends
Logistics spending in the U.S. in the key target markets in which we operate was approximately $1.5 trillion, of which $234 billion was outsourced.2 As supply chains continue to expand and become more complex, the demand for outsourced logistics is expected to continue increasing as companies will require more sophisticated, cost-effective and reliable supply chain practices. For example, we believe secular trends continue to accelerate demand for supply chain resiliency, e-commerce fulfillment, final mile delivery of big and bulky goods, and onshoring and nearshoring of manufacturing and supply chain operations.
(2) Armstrong & Associates – Working Through the Uncertainty, Latest Third-Party Logistics Market Results and Outlook, June 2025.

Operations
During 2025, our SCS business accounted for 43% of our consolidated revenue, and our customer accounts and warehousing square footage were as follows:

	December 31, 2025
(Square footage in millions)	Customer Accounts (1)	Number of Warehouses	Square Footage (2)
United States	552	254	93
Mexico and Canada (3)	170	65	12
Total	722	319	105
___________________
(1)Customer accounts excludes 285 brokerage customers.
(2)Includes Ryder leased and owned and Ryder managed.
(3)Includes 17 managed warehouses in Mexico.
In the U.S., SCS customer accounts are mostly large enterprises with complex supply chains. Most of our core SCS business operations are strategically located to maximize efficiencies and reduce costs. For example, we centralize certain administrative support services, including our carrier procurement and contract management, in our logistics centers in Novi, Michigan and Fort Worth, Texas. In Mexico, we offer a full range of logistics services and manage approximately 23,600 border crossings each month between the U.S. and Mexico. Our Canadian operations are also highly coordinated with their U.S. and Mexico counterparts and manage approximately 5,000 border crossings each month.
SCS Product Offerings
Distribution Management.    We offer a variety of logistics services for warehousing and transportation, including network design; warehouse design and automation; coordinating inbound and outbound material flow; managing import and export of international shipments; coordinating just-in-time replenishment of component parts and final assembly; shipment delivery to distribution centers or end delivery points; and e-commerce fulfillment. During 2025, distribution management and value-added services accounted for approximately 36% of our SCS total revenue.
Dedicated Transportation.    We offer specialized dedicated transportation services as part of an integrated supply chain solution with our equipment and professional drivers or with outside carriers. We also offer additional services related to routing and scheduling, fleet design, safety, regulatory compliance, risk management, technology and communication systems support. We operate at our customers' facilities, and our customers benefit from our extensive network of FMS facilities that provide maintenance for all Ryder vehicles used in SCS solutions. During 2025, approximately 28% of our SCS total revenue was related to dedicated transportation services.
Transportation Management and Brokerage.    We offer transportation management and brokerage services, including shipment optimization, load scheduling and delivery confirmation through a series of technology and web-based solutions. Our transportation consultants focus on carrier procurement for all modes of transportation, with an emphasis on truck-based transportation, and also provide additional services like rate negotiation, freight bill audits and payment services. During 2025, we purchased or executed $9.8 billion in freight moves on our customers' behalf, including $334 million in brokerage services. During 2025, transportation management solutions accounted for 12% of our SCS total revenue.
E-commerce and Last Mile. We offer omnichannel delivery services through a network of over 165 sites strategically located throughout the U.S. that we own or that are leased by us, our customers or our agents. For our e-commerce customers, we receive, pick, pack and ship smaller items via parcel carriers to the end consumer's home or to our customer's warehouse or retail stores. For our last mile customers, we receive, assemble and coordinate final delivery of big and bulky items to the end consumer. We also offer minor installation and disposal services. Customers also benefit from our proprietary software, RyderView 2.0™, that optimizes routes and allows customers to schedule their appointments. During 2025, our e-commerce and last mile services accounted for 18% of our SCS total revenue.
Contract Manufacturing and Contract Packaging. We offer contract manufacturing and contract packaging and warehousing, for some of the largest and best-known consumer brands in the U.S., primarily in the consumer packaged goods, retail, and healthcare industries. During 2025, our contract manufacturing and contract packaging services and other services accounted for 6% of our SCS total revenue.

SCS Business Strategy
Our strategy is to offer differentiated and proactive solutions utilizing expertise in our key industry verticals. Our strategy is driven by the following key priorities:
•provide best in class execution and quality through reliable and flexible supply chain solutions;
•develop innovative solutions, automation capabilities, and customer-centric technology such as RyderShare™, RyderView 2.0™ and RyderShip™;
•focus consistently on network optimization and continuous improvement;
•execute on targeted sales and marketing growth strategies; and
•expand product offerings to complement port-to-door solutions.
Competition
As an alternative to using our services, companies may choose to internally manage their own supply chains and logistics operations, or obtain alternative services from other third parties. We compete with a few large, multi-service companies across all of our product offerings and industries, as well as with other companies on specific service offerings like transportation or distribution management. We compete based on factors such as price, service offerings, market knowledge, expertise in logistics-related technology and overall performance (e.g., timeliness, accuracy and flexibility).

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
Market Trends
The outsourced U.S. dedicated market was estimated to be $31 billion3 from an addressable market of approximately $500 billion.4 Many of the same trends that impact our FMS business affect our DTS business. As operating and maintaining a private fleet becomes more complex, especially as companies must comply with increasing DOT regulations, we expect the demand for outsourced dedicated services to increase. In addition, there is still significant demand for qualified truck drivers, dedicated capacity from quality transportation and logistics providers, and industry expertise related to asset utilization analysis and fleet rationalization studies offered as part of our DTS services.
Operations/Product Offerings
During 2025, our DTS business accounted for 18% of our consolidated revenue. As of December 31, 2025, we had 210 DTS customer accounts in the U.S. Although a significant portion of our DTS operations are located at customer facilities, our DTS business also utilizes and benefits from our FMS services, including our extensive network of FMS maintenance facilities. Our DTS accounts typically operate in a limited geographic area for short-haul drives.
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
(3) Armstrong & Associates – Working Through the Uncertainty, Latest Third-Party Logistics Market Results and Outlook, June 2025.
(4) Addressable market as of December 2024, Class 3-8, IHS Markit Ltd. (formerly RL Polk) & Ryder Internal Estimates.

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

CYCLICALITY

Our business is impacted by economic and market conditions. In a strong economic environment, there is generally more demand for our services. In a weak or volatile economy, demand for our services decreases and becomes more unpredictable. To mitigate this volatility, we have taken significant steps over recent years and continue to focus on diversifying our contractual business mix and strengthening our long-term customer relationships. Although we believe these efforts help lessen the immediate impact of an economic downturn, companies are often unwilling to commit to a full service lease or long-term supply chain and dedicated contracts. Our commercial rental and used vehicle sales businesses are transactional and more susceptible to economic and market conditions, which can significantly impact their results in both the short- and long-term. We mitigate some of the potential impact of an economic downturn through a disciplined and centralized approach to asset management. We strive to manage the size, mix and location of our operating fleet and used vehicle inventories to maximize asset utilization and used vehicle proceeds in both strong and weak market conditions.

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

REGULATION

Our business is subject to laws and regulations in the jurisdictions in which we operate and is regulated by various agencies, including the U.S. Department of Transportation (DOT), Department of Agriculture (USDA), Department of Health and Human Services (HHS), Department of Homeland Security (DHS), Department of Labor (DOL), Occupational Safety and Health Administration (OSHA), and Environmental Protection Agency (EPA), amongst others. The Federal Motor Carrier

Safety Administration (FMCSA), an agency within the DOT, manages the Compliance, Safety, Accountability program (CSA), designed to monitor and improve commercial vehicle motor safety. The FMCSA also has regulations mandating electronic logging devices in commercial motor vehicles that impact various aspects of our dedicated, supply chain and rental businesses.

We must comply with licensing and other requirements imposed by the DHS, and our supply chain security program is certified by the U.S. Customs and Border Protection Customs-Trade Partnership Against Terrorism certification, Canada’s Partners in Protection program, and Mexico’s Authorized Economic Operator program. We may also become subject to new or more restrictive laws and regulations related to emissions or vehicle specifications, drivers' hours of service, wage and hour requirements, employee and independent contractor classification, security, including data privacy and cybersecurity, and ergonomics.

Additional information about the laws and regulations that we are subject to can be found in Item 1A, "Risk Factors" in this Annual Report on Form 10-K.

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

In addition, we provide our professional drivers, technicians and warehouse associates with on-going training opportunities. For example, we pair our professional drivers with certified driver trainers during onboarding and provide position and customer-specific training. Our technicians also receive both online and in-person training, and we collaborate with our OEMs to ensure our technicians possess the knowledge and skills necessary to service our customers. Our warehouse associates also receive regular safety and compliance training that is specific to their location.

As of December 31, 2025, we had 51,600 total employees in North America. We currently employ 12,700 professional drivers and 4,600 technicians. We have 34,300 hourly employees in the U.S., 3,600 of which are organized by labor unions. Those employees organized by labor unions are principally represented by the International Brotherhood of Teamsters, the International Association of Machinists and Aerospace Workers and the United Auto Workers. Their wages and benefits are governed by 94 separate labor agreements, which are renegotiated periodically. Although we have not experienced a material work stoppage or strike, these events can potentially occur given the types of businesses in which we engage. Refer to Item 1A, "Risk Factors" for further information regarding risk associated with our human capital and the attraction, development and retention of personnel.

Safety

Our safety culture is founded upon a core commitment to the safety, health and security of our employees, customers and the community. Safety is embedded in our day-to-day operations, reinforced by many safety programs and continuous operational improvement, and supported by our safety organization. We have created and implemented policies, processes and training programs to minimize safety events, and we review and monitor our performance closely. Our safety organization oversees our overall safety strategy and consists of three divisions: Safety Standards & Technology, Field Safety Solutions, and DOT Compliance. Our safety organization manages our safety policies, technologies and training, all field safety processes, risks assessments, safety site investigations and regulatory compliance activities, among other things.

We deploy relevant vehicle safety systems in the vehicles we operate and install aftermarket safety monitoring systems that allow our operations teams to measure and improve driver performance, including in-vehicle video event recorders. Training is also a key component of our safety program and is available to our professional drivers, technicians, warehouse associates and management, amongst others. Trainings cover a variety of topics, including safe driving, health and wellness, equipment safety, and proper lifting and material handling techniques. We use certified driver trainers to on-board and train our professional drivers, as well as provide proactive injury and crash prevention, and remedial training. Our technicians also receive training to improve their maintenance skills to ensure compliance with best-in-line safety measures. For our warehouse associates, we provide training on various safety techniques along with regular OSHA training. Our proprietary, web-based safety management system delivers monthly proactive safety programs and compliance tasks that are tailored to each location.

The safety policies and procedures in place require that all managers, supervisors and employees incorporate safe processes in all aspects of our business. Monthly safety scorecards are tracked and reviewed by management for progress toward key safety objectives.

Additionally, we offer safety support to customers through Ryder Fleet Risk Services (FRS), which helps customers navigate the increasingly complex industry landscape through customized consultations, trainings and compliance support.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Name	Position	Current Position Since	Prior Business Experience	Age
Robert E. Sanchez (1)	Chair and Chief Executive Officer	2013	President and Chief Operating Officer from February 2012 to December 2012. President, Global FMS from September 2010 to February 2012. Executive Vice President and Chief Financial Officer from October 2007 to September 2010. Executive Vice President of Operations, U.S. FMS from October 2005 to October 2007. Senior Vice President and Chief Information Officer from January 2003 to October 2005.	60
John J. Diez (1)	President and Chief Operating Officer	2025	Executive Vice President and Chief Financial Officer from June 2021 to December 2024. President, Global FMS from August 2019 to May 2021. President of DTS from March 2015 to August 2019. Senior Vice President of Ryder Dedicated from March 2014 to February 2015. Senior Vice President of Asset Management from January 2011 to February 2014.	55
Cristina Gallo-Aquino	Executive Vice President, Chief Financial Officer and Principal Accounting Officer	2025	Senior Vice President, Controller and Principal Accounting Officer from September 2020 to December 2024. Vice President and Chief Financial Officer, Global FMS from August 2015 to August 2020. Vice President and Controller from September 2010 to August 2015.	52
Thomas M. Havens	President, Fleet Management Solutions	2021	Senior Vice President and Global Chief of Operations for FMS from November 2012 to May 2021. Vice President and General Manager for FMS in Canada from September 2011 to November 2012.	57
J. Steven Sensing	President, Supply Chain Solutions and Dedicated Transportation Solutions	2015	Vice President and General Manager of the Hi-Tech and Healthcare industry groups for SCS from February 2007 to February 2015.	58
Tom Regan	Executive Vice President, Dedicated Transportation Solution	2025	Senior Vice President, Automotive, Aerospace, & Industrial for SCS from August 2022 to August 2025. Vice President, Ryder Last Mile from August 2021 to August 2022. Vice President, Dedicated Transportation Solutions from September 2019 to August 2021. Group Director, SCS in Retail, Tech & Health from June 2013 to September 2019.	51
Robert D. Fatovic	Executive Vice President, Chief Legal Officer and Corporate Secretary	2012	Executive Vice President, General Counsel and Secretary from June 2004 to July 2012. Senior Vice President, U.S. Supply Chain Operations, Hi-Tech and Consumer Industries from December 2002 to May 2004. Vice President and Deputy General Counsel from May 2000 to December 2002.	60
Karen M. Jones	Executive Vice President and Chief Marketing Officer	2014	Senior Vice President and Chief Marketing Officer from September 2013 to October 2014.	63
Francisco Lopez	Executive Vice President and Chief Human Resources Officer	2018	Chief Human Resources Officer February 2016 to February 2018. Senior Vice President, Global Human Resources Operations from July 2013 to February 2016.	51
Sanford J. Hodes	Senior Vice President and Chief Procurement and Corporate Development Officer	2022	Senior Vice President and Deputy General Counsel and Safety, Health, and Security from February 2011 to October 2022.	58
Rajeev Ravindran	Executive Vice President and Chief Information Officer	2018	Chief Information Officer and Group Vice President at JM Enterprises from 2012 to January 2018.	60
___________________
(1)As announced in December 2025, effective as of March 31, 2026, Mr. Sanchez will retire as CEO and assume the role of Executive Chair. At such time, Mr. Diez will succeed him as CEO and be appointed to the Board.

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

The transportation industry is highly cyclical and susceptible to trends in economic activity. Our business relies on the strength of our customers' businesses and their level of confidence in current and future economic conditions. In our FMS business, vehicles are leased or rented to customers that transport goods commercially, hence, the demand for our products and services is directly tied to the production and sale of goods by our customers, and more generally, the health of the North American economy. In our SCS and DTS businesses, our logistics and transportation services are tied to the demand for our customers' goods. If demand for our customers' products declines such as due to increased prices as a result of tariffs, our customers may experience a decline in volumes, which may impact our financial results. As a result, our business may begin to slow before overall market slowdowns, at the point of customer uncertainty, and may recover later than overall market recoveries, as our customers may continue to feel uncertain about future market conditions. If uncertainty around macroeconomic conditions and the transportation and logistics industries increases, such as due to recessionary conditions, changes in international trade policy, labor shortages, tariffs, interest rate fluctuations, inflationary pressures or changes in technology, our future growth prospects, business and results of operations could be materially adversely affected.

Among our services and product offerings, demand for used vehicles, rental and contractual sales are particularly susceptible to changes in economic and market conditions. In a weak or volatile economy (such as during an economic recession or downturn), our customers may not need additional vehicles, may experience reduced shipping or warehousing needs, or are often unwilling to commit or unable to fulfill long-term contracts. For example, we make real estate commitments to support our SCS multi client warehouse network based on anticipated customer demand to drive the highest level of utilization and revenue per warehouse. If customer demand is lower than expected we may have excess capacity in our warehouses. This could result in a decrease in revenue that could adversely affect our financial condition and operating results. Accordingly, any sustained weakness in demand or a protracted economic downturn can negatively impact performance and operating results in used vehicle sales, rental and contractual services across our business segments.

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

Any material decrease in residual value accounting estimates could have a material adverse impact on our financial results. In the past, we have realized losses on sales of used vehicles at the end of a vehicle's useful life when our residual value estimates were above used vehicle market prices due to rapidly changing market conditions. In addition, when we have materially decreased residual value estimates, our earnings over the vehicle's remaining useful life have decreased due to an increase in depreciation expense. Alternatively, we may realize gains on sales of used vehicles at the end of a vehicle's useful life when our residual value estimates are below used vehicle market prices. While management determines residual value estimates with the goal of minimizing losses on sales of used vehicles and to record the best estimate of fair value at the end of a vehicle's useful life, there is no assurance our residual value estimates will be at or below used vehicle market prices.

For a detailed discussion on our accounting policies and assumptions relating to depreciation and residual values, please see "Critical Accounting Estimates - Vehicle Residual Values" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Our business is highly susceptible to disruptions in global supply chains as our services are directly tied to the production and sale of goods. Disruptions in global supply chains have impacted each of our business segments as the supply and demand of commercial vehicles and vehicle parts directly impacts our FMS business, and the production and supply of certain goods impacts the businesses of our customers in SCS and DTS, and therefore our own business. Measures implemented in response to public health crises, geopolitical developments, labor strikes, and changes in international trade policy, among others, may disrupt global supply chains which may then adversely affect our business and results of operations.

For example, when COVID-19 measures prohibited many of our customers from continuing their operations, our business was initially adversely impacted because we experienced lower demand for commercial rental and used vehicles in our FMS business and reduced volumes in our SCS business. When global supply chain disruptions later caused a semiconductor shortage, we then experienced a significant increase in demand for rental and used vehicles, as well as lease, due to the limited supply of commercial vehicles. However, if there is a limited supply of commercial vehicles for an extended period of time, we may experience limited rental and lease fleet growth and a limited inventory of used vehicles. If OEMs then produce an oversupply of new commercial vehicles, our FMS business may experience reduced rental demand and used vehicle sales. Moreover, when global supply chains have been disrupted, we have experienced increased inflationary pressures that increased costs in certain other areas like payroll, real estate or lease costs and other third-party services.

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

We make significant investments in vehicles to support our rental business based on anticipated customer demand. We make commitments to purchase the vehicles months in advance of the expected use of the vehicle and seek to optimize the size and mix of the commercial rental fleet based on demand projections and various other factors. As a result, our business is dependent on our ability to accurately estimate future levels of rental activity and consumer preferences to effectively capitalize on market demand in order to drive the highest levels of utilization and revenue per unit. Missing our projections could result in too much or too little capacity in our rental fleet. Overcapacity could require us to deploy or sell vehicles at lower than anticipated pricing levels, which may result in higher depreciation or losses on vehicle sales. In addition, overcapacity could have an adverse impact on profitability. Undercapacity could impact our ability to reliably provide rental vehicles to our customers and may negatively affect our reputation. We employ a sales force and operations team on a full-time basis to manage and optimize this product line; however, their efforts may not be sufficient to overcome unforeseen changes in market demand in the rental business. In contrast, in our ChoiceLease product line, we typically do not purchase vehicles until we have an executed contract with a customer.

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

For example, the transportation and logistics industries may be impacted by innovations in advanced vehicle, machine learning and artificial intelligence technologies (e.g., zero-emission vehicles, autonomous or driver-assist technologies, and warehouse automation), as well as technologies we cannot yet foresee. If we are unable to quickly adapt to and adopt innovations desired by our customers, it may result in a significant loss of demand for our service offerings. Certain innovations, such as an increase in customer use of zero-emission vehicles, for example, could reduce the demand for our diesel vehicle and related maintenance and other offerings. Advancements in warehouse automation technology, such as autonomous mobile robots (AMRs), have impacted, and may continue to impact, our supply chain business. If warehouse automation technologies reduce the number of warehouse associates needed at a facility, it could adversely affect our financial condition and operational results as it could decrease SCS revenue or lead to a decrease in demand for our services. Moreover, advances in technology may require us to increase investments in order to remain competitive, and our customers may not be willing to accept higher prices to cover the cost of these investments. In addition, public policy changes may affect the requirements or timing of adopting new technologies, as well as product availability from manufacturers. These changes could further increase our investment costs, operating complexity and our ability to offer such technologies to our customers in the jurisdictions in which we operate.

We may fail to establish sufficient insurance reserves to adequately cover workers' compensation and vehicle liabilities.

We are substantially self-insured for vehicle liability and workers' compensation claims. Our self-insurance accruals are based on actuarially estimated, undiscounted cost of claims, which includes claims incurred but not reported. While we believe that our estimation processes are well designed and comply with generally accepted accounting principles in the United States, actuarial techniques and best practices, any projection of losses concerning workers' compensation and vehicle coverage is subject to a considerable degree of variability. The causes of this variability include litigation trends, claim settlement patterns, rising medical and other costs, as well as fluctuations in the frequency or severity of accidents. If actual losses incurred are greater than those anticipated, our self-insurance reserves may be insufficient, and additional costs could be recorded in our consolidated financial statements. If we suffer a substantial loss in excess of our self-insured limits, the loss and related expenses may be covered by traditional insurance and excess insurance we have in place, but if not covered or above such coverage amounts, losses could harm our business, financial condition or results of operations. For a detailed discussion on our accounting policies and assumptions relating to our self-insurance reserves, please see the "Critical Accounting Estimates - Self-Insurance Obligations" section in Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

In our SCS and DTS businesses a limited number of customers account for a significant portion of revenue. Although we maintain multiple service contracts with each of these large customers, the loss of or reduction in business from one or more of these large customers could have a material adverse effect on our business, results of operations and financial condition. While we continue to focus our efforts on diversifying our customer and carrier base, we may not be successful in doing so. During 2025, sales to our top ten customers in each of SCS and DTS accounted for approximately one-third of total revenue and operating revenue for each segment.

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

Legal, Regulatory and Financial Risks

We face litigation risks that could have a material adverse effect on the operation of our business.

We face litigation risks regarding a variety of issues, including accidents involving our trucks and injuries to employees, alleged violations of federal and state labor and employment law such as class-action lawsuits alleging wage and hour violations, independent contractor misclassification and improper pay, intellectual property infringement, securities laws, environmental liability, commercial claims, cyber and other matters. These matters may be time-consuming, expensive and disruptive to normal business operations. The defense of such matters could result in significant expense and the diversion of our management's time and attention from the operation of our business. In addition, our involvement could negatively impact our business reputation and our relationships with our customers, suppliers or employees. In recent years, several insurance companies have stopped offering coverage to trucking companies and reduced capacity limits as a result of increases in the severity of automobile liability claims and higher costs of settlements and verdicts, causing the cost of such insurance to increase. This trend could adversely affect our ability to obtain suitable insurance coverage or significantly increase the cost of such coverage, each of which may adversely affect our financial condition, results of operations, liquidity or cash flows. Costs we incur to defend or to satisfy a judgment or settlement of these claims may not be covered by insurance or could exceed the amount of that coverage or increase our insurance costs and could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

We operate in a highly regulated industry, and changes in laws and regulations or costs of compliance with, or liability for violation of, existing or future laws or regulations could have a material adverse effect on our business.

Our business is subject to laws and regulations in the jurisdictions in which we operate and is regulated by various agencies, including the DOL, DOT, HHS, USDA and SEC. For example, the DOT exercises broad powers over our motor carrier operations and safety. We are also subject to safety, health and environmental laws and regulations imposed by various jurisdictions and agencies, such as the FDA, USDA, EPA and OSHA, including requirements related to emissions and vehicle specifications. We must also comply with domestic and international laws and regulations related to tax, anti-bribery, anti-corruption and anti-money laundering laws, such as the U.S. Foreign Corrupt Practices Act and Office of Foreign Assets Control (OFAC) restrictions. Our failure to comply with applicable laws and regulations, which may vary significantly by jurisdiction, may expose us to legal liability, fines or other penalties.

Compliance with laws and regulations has involved, and we expect will continue to involve, significant time commitments and costs. For example, the DOT, through the FMCSA, periodically conducts compliance reviews and evaluates the safety rating assessed to motor carriers ("satisfactory," "conditional" or "unsatisfactory"). The receipt of a final "conditional" or "unsatisfactory" safety rating could have a material adverse effect on certain customer relationships. Moreover, if we fail to comply with DOT regulations, including failing to maintain a "satisfactory" safety rating, the DOT could levy fines and require us to cease all transportation services, which could have a material adverse effect on our business. In addition, compliance and enforcement initiatives implemented by the FMCSA related to drivers' hours of service, fitness and safety may shrink the industry's pool of professional drivers.

In addition, new laws or regulations may be adopted or interpretative changes to existing laws and regulations could be issued at any time, which could further increase our costs or operating complexity and our ability to offer certain services in the jurisdictions in which we operate. Our failure to comply with any existing or future laws or regulations, whether actual or alleged, could have a material adverse effect on our business and on our ability to access the capital required to operate our business. Among other things, any such failure could expose us to reputational harm, loss of business, fines, penalties or potential litigation liabilities, and the loss of operating authority and restrictions on our operations. For example, compliance with new laws or regulations related to employee and independent contractor classification may cause us to incur additional exposure under federal and state tax and employment laws.

Similarly, compliance with environmental laws or regulations may also impose new restrictions on our business or require us to take certain actions that may increase our costs and adversely affect our business, such as emission reduction and zero-emission vehicle requirements. These and other similar efforts may impose restrictions on our activities or require us to take certain actions, all of which may, over time, increase our costs and adversely affect our business and results of operations. Additionally, the demand for maintenance services in FMS and offerings in our SCS and DTS businesses may also be adversely affected. Further, compliance with environmental laws and regulations is complicated by various jurisdictions following different approaches to the regulation of climate change. As a result, we cannot predict the ultimate effect on our operating results or cost structure until the timing, scope and extent of any such regulations become known. In addition, any adverse publicity about emissions by the transportation industry, for example, could accelerate the adoption of new technology and potentially decrease customer demand for some of our services and used vehicles.

Moreover, we may also fail to ensure that companies we acquire, that may not have historically maintained internal compliance controls, risk mitigation processes, or policies or procedures, comply with laws and regulations consistent with our standards. We are also subject to reputational risk and other detrimental business consequences associated with noncompliance by other parties with whom we engage with, such as employees, customers, agents, suppliers or other persons using our supply chain or assets, who may commit illegal acts, including the use of company assets for terrorist activities, fraud or a breach of data privacy laws.

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

We provide services domestically and to a lesser extent outside of the U.S., which subjects our business to various additional risks, including:

•changes in tariff policies, including recently imposed tariffs on imported vehicles, vehicle parts and industrial goods, trade restrictions and trade agreements, such as the U.S.-Mexico-Canada Agreement;
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

If we do not correctly anticipate changes in social, political or regulatory conditions or their impact on the transportation and logistics industries, we may not alter our business practices in time to avoid adverse effects. For example, in our FMS business, the recent introduction of tariffs has modestly increased our maintenance costs as the prices of certain vehicle parts has increased. To the extent we are unable to mitigate these or other cost increases, our operating results in our FMS business could be adversely affected. Additionally, the occurrence or consequences of any of these factors may restrict our ability to operate in the affected region or decrease the profitability of our operations in that region.

Our suppliers and customers may also be affected by changes in the political and regulatory environment, both in the U.S. and internationally. Negative impacts on our suppliers or customers could in turn affect our ability to operate and serve our customers, which may adversely impact our business and operating results.

We may be negatively impacted by adverse events in the U.S. credit and financial markets, by an investment rating downgrade, or by the loss of an investment grade rating.

Our FMS business is highly capital intensive, and its profitability could be adversely affected if we are unable to obtain sufficient capital to fund its operations. In general, we rely in large part upon U.S. credit and financial markets to fund our operations and contractual commitments as well as to refinance existing debt. These markets can experience high levels of volatility, and our access to capital could be constrained for extended periods. Our ability to raise capital may be materially reduced or our borrowing costs may significantly increase if, among other things, access to public investment-grade debt becomes limited or closed, we lose access to our revolving credit facility, or funding costs increase due to the loss of an investment grade rating, a severe economic downturn, or rising interest rates.

As of December 31, 2025, we had $7.6 billion of outstanding indebtedness. If we are unable to raise additional capital by accessing the debt and equity markets, or our costs of raising additional capital were to materially increase, our business could experience a material adverse effect on our operating results or we could face difficulty in implementing our long-term strategy.

Volatility in assumptions, discount rates and investment returns related to our pension plans may adversely affect the funding status of the pension plans, future funding requirements and our pension expense under our defined benefit pension plans.

We sponsor a number of defined benefit plans for employees not covered by union-administered plans, including certain employees in foreign countries. As of December 31, 2025, the aggregate present value of obligations of our global defined pension plans was $1.6 billion, and the fair value of the plan assets of our global defined benefit pension plans was $1.5 billion. The calculation of pension expense and pension plan funding requirements are influenced by multiple factors, including the funded status of our plans, which equals the difference between the plans' projected benefit obligations and the fair value of the plans' assets. Macroeconomic factors, as well as changes in investment returns and discount rates, can be volatile and may have an unfavorable impact on the funded status of our pension plans, our pension expense and future funding requirements. Although we are actively seeking to control increases in our pension expense and future funding requirements through annuitization transactions, liability-driven investment strategies and plan contributions, there can be no assurance that we will succeed, and continued cost and funding requirement pressure could reduce the profitability of our business and negatively impact our cash flows.

Our failure to comply with U.S. or foreign tax laws or a government challenging our tax position could adversely affect our business and future operating results.

We are affected by various federal, state and foreign tax laws, including income taxes, taxes imposed on the purchase, sale and lease of goods and services, such as sales, excise, property, value-added tax, fuel, environmental and other taxes, and taxes imposed on multinational corporations. If we are unable to successfully take actions to manage the adverse impacts of new tax legislation, or if additional interpretations, regulations, amendments or technical corrections exacerbate the adverse impacts of such legislation, our financial condition, results of operations and cash flows could be adversely affected. In addition, in the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. For example, significant judgment is required in determining our provision for income taxes, and our tax expense includes estimates of additional tax that may be incurred for tax exposures and reflects various estimates and assumptions. Our operating results could be adversely affected by changes in the effective tax rate as a result of a change in a variety of factors, including the mix of earnings in jurisdictions with differing statutory tax rates and changes in our overall profitability.

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

In the past, we have experienced high labor costs due to labor shortage challenges across all of our business segments, particularly our DTS and SCS segments. These higher labor costs as well as higher subcontracted transportation costs have negatively impacted our earnings in both DTS and SCS. If labor shortages exist for an extended period of time, our earnings may be adversely impacted.

Professional Drivers. We hire professional drivers primarily for our SCS and DTS business segments. There is significant competition for qualified professional drivers in the transportation industry. Additionally, interventions and enforcement under the CSA initiative may shrink the industry's pool of professional drivers as existing drivers with unfavorable scores may no longer be eligible to drive for us. As a result of driver shortages, we have, and in the future could continue to be required to, increase driver compensation, let trucks sit idle, use outside driver agencies and subcontracted transportation carriers, or face difficulty meeting customer demands, all of which could adversely affect our growth and profitability.

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

Warehouse Associates. We also hire warehouse associates in our SCS business segment to support the movement of goods in warehouses, particularly in our omnichannel and consumer packaged goods verticals. In recent years, there has been ongoing competition for warehouse associates in the logistics industry. At times, our business has experienced increased demand and competition for labor, which drives up costs. If we are unable to maintain an adequate number of qualified warehouse associates, whether through our own recruitment and retention or the use of alternative third-party staffing agencies, our operations may be adversely impacted.
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

We have approximately 3,600 employees in the U.S. that are organized by labor unions whose wages and benefits are governed by 94 labor agreements that are renegotiated periodically. Disputes with regard to the terms of these agreements or our potential inability to negotiate acceptable contracts with these unions in the future could result in, among other things, a material work stoppage, slowdown or strike by the affected employees. If our workers were to engage in a work stoppage, strike or other slowdown, other employees were to become unionized, or the terms and conditions in future labor agreements were renegotiated, we could experience business disruptions or higher operating costs, which could have an adverse effect on our financial position, results of operations or cash flows. Moreover, a current or future labor dispute involving our vendors or customers, or that could otherwise affect our operations, could affect our business, financial condition or results of operations.

General Risk Factors

Damage to our reputation through unfavorable publicity or the actions of our employees could adversely affect our financial condition.

Our success is built on our ability to consistently deliver operational excellence and strong customer service. Our inability to deliver our services and solutions as promised on a consistent basis, or our customers having a negative experience or otherwise becoming dissatisfied, can negatively impact our relationships with new or existing customers and adversely affect our brand and reputation, which could adversely affect revenue and earnings growth. Adverse publicity (whether or not justified) relating to activities by our employees, contractors, agents or others with whom we do business, such as customer service mishaps or noncompliance with laws, including misconduct, fraud or other improper activities, could tarnish our reputation and reduce the value of our brand. With the increase in social media and citizen journalism, adverse publicity can be disseminated quickly and broadly, making it increasingly difficult to respond effectively. This unfavorable publicity could also require us to allocate significant resources to reinforce and protect our reputation.

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
We manage 827 FMS properties in the U.S., Puerto Rico and Canada; we own 470 of these properties. Our FMS properties are primarily comprised of maintenance facilities generally including a shop for preventive maintenance and repairs, a service island for fueling, safety inspections and preliminary maintenance checks, used vehicle retail sales centers, and in many cases, a commercial rental vehicle counter. Included in these FMS properties are 155 on-site maintenance facilities, located at customer locations.
We also manage 524 locations in the U.S., Canada and Mexico in connection with our SCS business, which includes 246 customer locations. Almost all of our SCS locations are leased and generally include a warehouse, administrative offices and an equipment domicile. Our Mexico locations may also include repair shops.
Additionally, we maintain 14 U.S. locations primarily used for Central Support Services. These facilities are generally administrative offices, of which we own four and lease the remaining locations.

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
PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Ryder Common Stock
Our common shares are listed on the New York Stock Exchange under the trading symbol “R.” As of January 31, 2026, there were 4,362 common stockholders of record.
Performance Graph
The following graph compares the performance of our common stock with the performance of the Standard & Poor's MidCap 400 Index and the Dow Jones Transportation 20 Index for a five-year period by measuring the changes in common stock prices from December 31, 2020 to December 31, 2025.

The stock performance graph assumes for comparison that the value of our common stock and of each index was $100 on December 31, 2020, and that all dividends were reinvested. Past performance is not necessarily an indicator of future results.

Purchases of Equity Securities
The following table provides information with respect to purchases we made of our common stock during the quarter ended December 31, 2025:

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Aggregate Maximum Number of Shares That May Yet Be Purchased Under the Discretionary and Anti-Dilutive Programs (2)
October 1 through October 31, 2025	305,920	$169.29	305,920	3,194,080
November 1 through November 30, 2025	680,971	168.71	680,000	2,514,080
December 1 through December 31, 2025	100	191.99	—	2,514,080
Total	986,991	$168.90	985,920
______________________
(1)Amounts exclude the commissions and excise tax.
(2)We currently maintain two share repurchase programs approved by our board of directors in October 2025. Refer to Note 15, “Share Repurchase Programs,” in the Notes to Consolidated Financial Statements for a discussion on our share repurchase programs. Share repurchases can be made from time to time using our working capital and a variety of methods, including open-market transactions and trading plans established pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The timing and actual number of shares repurchased are subject to market conditions, legal requirements and other factors, including balance sheet leverage, availability of quality acquisitions and stock price.
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with our consolidated financial statements and related notes contained in Part II, Item 8 of this Annual Report on Form 10-K. The following MD&A describes the principal factors affecting our results of operations, financial resources, liquidity, contractual cash obligations and critical accounting estimates during 2025, compared with 2024. A detailed discussion of the year 2024 compared with 2023 is not included herein and can be found in the MD&A section in our 2024 Annual Report on Form 10-K, filed with the SEC on February 12, 2025, which is incorporated herein by reference.
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

OVERVIEW
General
Ryder is a leading logistics and transportation company. We report our financial performance based on three business segments: (1) Fleet Management Solutions (FMS), which provides full service leasing, commercial rental and vehicle maintenance services; (2) Supply Chain Solutions (SCS), which provides fully integrated logistics solutions; and (3) Dedicated Transportation Solutions (DTS), which provides turnkey transportation solutions, including dedicated vehicles, professional drivers, management and administrative support. Dedicated transportation services provided as part of an operationally integrated, multi-service supply chain solution to SCS customers are primarily reported in the SCS business segment.

Further information on our business and business segments are presented in Part I, Item 1, "Business", and in Note 3, "Segment Reporting" of the Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in this Annual Report.
2025 HIGHLIGHTS

•Diluted EPS from continuing operations of $11.99, up 8% from prior year
•Comparable EPS (a non-GAAP measure) from continuing operations of $12.92, up 8% from prior year, reflecting higher contractual earnings across all business segments, as well as share repurchases, partially offset by lower used vehicle sales and rental results
•Adjusted Return on Equity (ROE) (a non-GAAP measure) of 17%, compared to 16% in prior year
•Total revenue of $12.7 billion, consistent with prior year
•Operating revenue (a non-GAAP measure) of $10.4 billion, up 1%, primarily reflecting contractual revenue growth in SCS and FMS
•Net cash provided by operating activities from continuing operations of $2.6 billion and free cash flow (a non-GAAP measure) of $946 million

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Business Trends
During 2025, the strength and resiliency of our transformed business model as well as consistent execution of strategic initiatives delivered earnings growth and helped mitigate the impact of weak market conditions on used vehicle sales and commercial rental demand. The continued execution of our strategic initiatives focused on lease pricing, maintenance cost savings, acquisitions synergies and optimization of our Omnichannel network drove contractual earnings growth in all business segments.
We continue to benefit from favorable long-term secular trends in logistics and transportation solutions; however, we are experiencing near-term revenue growth headwinds that reflect the extended freight downturn and overall economic uncertainty. These favorable secular trends and the value our solutions bring to our customers remain strong and provide long-term revenue and earnings growth opportunities for all of our business segments. Our balanced growth strategy provides a solid foundation for ongoing contractual earnings growth while also positioning us to benefit from a cycle upturn. In 2026, we are well positioned for growth in SCS as we achieved record sales in 2025. In FMS and DTS, we expect contractual sales trends to improve as freight markets normalize.
While we are experiencing positive momentum in our businesses, other unknown effects from inflationary cost pressures, regulatory uncertainty, labor interruptions, introduction of tariffs and taxes, and the continued higher interest rate environment may negatively impact demand for our business, financial results, and significant judgments and estimates.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS SUMMARY

				Change
(Dollars in millions, except per share amounts)	2025	2024	2023	2025/2024	2024/2023
Total revenue	$12,665	$12,636	$11,783	—%	7%
Operating revenue (1)	10,406	10,266	9,497	1%	8%
Earnings from continuing operations before income taxes (EBT)	$685	$661	$618	4%	7%
Comparable EBT (1)	730	715	815	2%	(12)%
Earnings from continuing operations	501	489	406	2%	21%
Comparable earnings from continuing operations (1)	540	531	602	2%	(12)%
Comparable EBITDA (1)	2,867	2,776	2,665	3%	4%
Earnings per common share (EPS) — Diluted
Continuing operations	$11.99	$11.06	$8.73	8%	27%
Comparable (1)	12.92	12.00	12.95	8%	(7)%
Cash dividend per share	3.44	3.04	2.66	13%	14%
Book value per share (2)	77.43	74.07	69.91	5%	6%
Total debt	$7,645	$7,779	$7,114	(2)%	9%
Total shareholders’ equity	3,052	3,117	3,069	(2)%	2%
Debt to equity	250%	250%	232%
Adjusted return on equity (1)	17%	16%	19%
Net cash provided by operating activities from continuing operations	2,594	2,265	2,353
Free cash flow (1)	946	133	(54)
Total capital expenditures (3)	2,055	2,694	3,279
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
In 2025, total revenue was $12.7 billion, consistent with prior year. Operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation) increased 1% to $10.4 billion, primarily reflecting contractual revenue growth in SCS and FMS.
EBT increased to $685 million and comparable EBT (a non-GAAP measure) increased to $730 million, primarily due to higher contractual earnings, partially offset by lower used vehicle sales and rental results reflecting weaker market conditions.

FULL YEAR CONSOLIDATED RESULTS
Services

				Change
(Dollars in millions)	2025	2024	2023	2025/2024	2024/2023
Services revenue	$8,378	$8,345	$7,297	—%	14%
Cost of services	7,129	7,099	6,266	—%	13%
Gross margin	$1,249	$1,246	$1,031	—%	21%
Gross margin %	15%	15%	14%
Services revenue represents all the revenues associated with our SCS and DTS business segments, including subcontracted transportation and fuel, as well as SelectCare and fleet support services associated with our FMS business segment. Services revenue in 2025, remained consistent with prior year as new business and higher customer volumes in SCS was largely offset by lost business in DTS.
Cost of services represents the direct costs related to services revenue and is primarily comprised of salaries and employee-related costs, subcontracted transportation (purchased transportation from third parties), fuel, lease expense, insurance and maintenance costs. Cost of services in 2025 remained consistent with the prior year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Services gross margin and gross margin as a percentage remained consistent in 2025.
Lease & Related Maintenance and Rental

				Change
(Dollars in millions)	2025	2024	2023	2025/2024	2024/2023
Lease & related maintenance and rental revenue	$3,881	$3,835	$3,937	1%	(3)%
Cost of lease & related maintenance and rental	2,589	2,623	2,684	(1)%	(2)%
Gross margin	$1,292	$1,212	$1,253	7%	(3)%
Gross margin %	33%	32%	32%
Lease & related maintenance and rental revenue represent revenue from our ChoiceLease and commercial rental product offerings within our FMS business segment. Revenue increased 1% in 2025, reflecting ChoiceLease revenue growth, partially offset by lower rental demand.
Cost of lease & related maintenance and rental represents the direct costs related to Lease & related maintenance and rental revenue and are comprised of depreciation of revenue earning equipment, maintenance costs (primarily repair parts and labor), and other costs such as licenses, insurance and operating taxes. Cost of lease & related maintenance and rental excludes interest costs from vehicle financing, which are reported within "Interest expense" in our Consolidated Statements of Earnings. Cost of lease & related maintenance and rental decreased 1% in 2025, primarily reflecting lower maintenance costs and a smaller lease and rental fleet.
Lease & related maintenance and rental gross margin and gross margin as a percentage of revenue increased primarily due to higher ChoiceLease pricing and maintenance cost-savings initiatives.
Fuel Services

				Change
(Dollars in millions)	2025	2024	2023	2025/2024	2024/2023
Fuel services revenue	$406	$456	$549	(11)%	(17)%
Cost of fuel services	391	441	534	(11)%	(17)%
Gross margin	$15	$15	$15	—%	—%
Gross margin %	4%	3%	3%
Fuel services revenue represents fuel services provided to our FMS customers. Fuel services revenue decreased 11% in 2025, primarily reflecting lower fuel costs passed through to customers and fewer gallons sold.
Cost of fuel services includes the direct costs associated with providing our customers with fuel. These costs include fuel, salaries and employee-related costs of fuel island attendants and depreciation of our fueling facilities and equipment. Cost of fuel services decreased 11% in 2025, reflecting lower fuel costs and fewer gallons sold.
Fuel services gross margin remained consistent and gross margin as a percentage of revenue increased in 2025. Fuel is largely a pass-through to customers for which we realize minimal changes in margin during periods of steady market fuel prices. However, fuel services margin is impacted by sudden increases or decreases in market fuel prices during a short period of time, as customer pricing for fuel is established based on current market fuel costs. Fuel services gross margin as a percentage of revenue was positively impacted by these price change dynamics in 2025.
Selling, General and Administrative Expenses

				Change
(Dollars in millions)	2025	2024	2023	2025/2024	2024/2023
Selling, general and administrative expenses (SG&A)	$1,470	$1,478	$1,421	(1)%	4%
Percentage of total revenue	12%	12%	12%
SG&A expenses decreased 1% primarily reflecting lower travel expenses and acquisition synergies, partially offset by higher medical costs. SG&A expenses as a percentage of total revenue remained at 12% in 2025.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Non-Operating Pension Costs, net

				Change
(Dollars in millions)	2025	2024	2023	2025/2024	2024/2023
Non-operating pension costs, net	$36	$41	$40	NM	NM
Non-operating pension costs, net include the amortization of net actuarial loss and prior service cost, interest cost and expected return on plan assets components of pension and postretirement benefit costs, as well as any significant charges for settlements or curtailments if recognized. Refer to Note 19, "Employee Benefit Plans" for further discussion.
Used Vehicle Sales, net

				Change
(Dollars in millions)	2025	2024	2023	2025/2024	2024/2023
Used vehicle sales, net	$(22)	$(72)	$(196)	(69)%	(63)%
Used vehicle sales, net includes gains or losses from sales of used vehicles, selling costs associated with used vehicles and write-downs of vehicles held for sale to fair market value (referred to as "valuation adjustments"). Used vehicle sales, net decreased in 2025, due to lower pricing and volume, reflecting weaker market conditions, and lower retail sales mix.
Average proceeds per unit decreased in 2025 from the prior year. The following table presents the average used vehicle proceeds per unit changes, using constant currency, compared with the prior year:

	Proceeds per unit change (1)
	2025/2024	2024/2023
Tractors	(11)%	(21)%
Trucks	(15)%	(23)%
————————————
(1) Represents percentage change compared to prior year period in average sales proceeds on used vehicle sales using constant currency.
Interest Expense

				Change
(Dollars in millions)	2025	2024	2023	2025/2024	2024/2023
Interest expense	$404	$386	$296	5%	30%
Effective interest rate	5.2%	5.1%	4.4%
Interest expense increased 5% in 2025, reflecting higher average debt and higher interest rates on newer issuances compared to maturing debt.
Miscellaneous Income, net

				Change
(Dollars in millions)	2025	2024	2023	2025/2024	2024/2023
Miscellaneous income, net	$(26)	$(34)	$(47)	(24)%	(28)%
Miscellaneous income, net consists of investment income on securities used to fund certain benefit plans, interest income, gains on sales of operating property, foreign currency transaction remeasurement and other non-operating items. Miscellaneous income, net decreased in 2025, primarily due to prior year gain on the sale of assets and insurance recoveries.
Currency Translation Adjustment Loss

				Change
(Dollars in millions)	2025	2024	2023	2025/2024	2024/2023
Currency translation adjustment loss	$—	$—	$188	NM	NM
————————————
NM - Denotes Not Meaningful throughout the MD&A

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Restructuring and Other Items, net

				Change
(Dollars in millions)	2025	2024	2023	2025/2024	2024/2023
Restructuring and other items, net	$9	$13	$(21)	NM	NM
Refer to Note 20, “Other Items Impacting Comparability” in the Notes to Consolidated Financial Statements for a discussion of restructuring charges and other items.
Provision for Income Taxes

				Change
(Dollars in millions)	2025	2024	2023	2025/2024	2024/2023
Provision for income taxes	$184	$172	$212	7%	(19)%
Effective tax rate on continuing operations	26.8%	26.0%	34.3%
Comparable tax rate on continuing operations (1)	26.0%	25.7%	26.1%
_______________
(1) Non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.
Our effective tax rate from continuing operations was 26.8% in 2025 as compared to 26.0% in the prior year, and our comparable tax rate on continuing operations was 26.0% in 2025 compared to 25.7% in the prior year. The increases in tax rates were primarily due to discrete tax benefits in 2024. Refer to Note 11, “Income Taxes” in the Notes to Consolidated Financial Statements for a discussion of changes in our provision for income taxes and effective tax rate from continuing operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FULL YEAR OPERATING RESULTS BY BUSINESS SEGMENT

				Change
(Dollars in millions)	2025	2024	2023	2025/2024	2024/2023
Revenue:
Fleet Management Solutions	$5,845	$5,888	$5,930	(1)%	(1)%
Supply Chain Solutions	5,459	5,300	4,875	3%	9%
Dedicated Transportation Solutions	2,343	2,446	1,785	(4)%	37%
Eliminations	(982)	(998)	(807)	(2)%	24%
Total	$12,665	$12,636	$11,783	—%	7%

Operating Revenue: (1)
Fleet Management Solutions	$5,127	$5,116	$5,053	—%	1%
Supply Chain Solutions	4,091	3,965	3,625	3%	9%
Dedicated Transportation Solutions	1,841	1,870	1,298	(2)%	44%
Eliminations	(653)	(685)	(479)	(5)%	43%
Total	$10,406	$10,266	$9,497	1%	8%

Earnings from continuing operations before income taxes:
Fleet Management Solutions	$501	$516	$665	(3)%	(22)%
Supply Chain Solutions	355	332	231	7%	44%
Dedicated Transportation Solutions	140	125	121	12%	3%
Eliminations	(131)	(134)	(95)	(3)%	(41)%
	865	839	922	3%	(9)%
Unallocated Central Support Services	(83)	(71)	(72)	(16)%	—%
Intangible amortization expense (2)	(52)	(53)	(35)	(2)%	52%
Non-operating pension costs, net (3)	(36)	(41)	(40)	NM	NM
Other items impacting comparability, net (4)	(9)	(13)	(157)	NM	NM
Earnings from continuing operations before income taxes	$685	$661	$618	4%	7%
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
As part of management’s evaluation of segment operating performance, we define the primary measurement of our segment financial performance as segment "Earnings from continuing operations before income taxes" (Segment EBT), which includes an allocation of costs from Central Support Services (CSS) and excludes Non-operating pension costs, net, Intangible amortization expense, and certain other significant items that are not representative of our business operations and vary from period to period as discussed in Note 20, “Other Items Impacting Comparability,” in the Notes to Consolidated Financial Statements. CSS represents those costs incurred to support all business segments, including information technology, finance, marketing, human resources, legal, and safety.
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
The following table sets forth the benefit from Equipment Contribution included in Segment EBT for our SCS and DTS business segments:

				Change
(Dollars in millions)	2025	2024	2023	2025/2024	2024/2023
Equipment Contribution:
Supply Chain Solutions	$44	$45	$43	(3)%	5%
Dedicated Transportation Solutions	87	89	52	(2)%	70%
Total	$131	$134	$95	(3)%	41%
Fleet Management Solutions

				Change
(Dollars in millions)	2025	2024	2023	2025/2024	2024/2023
ChoiceLease	$3,510	$3,446	$3,181	2%	8%
Commercial rental (1)	937	976	1,178	(4)%	(17)%
SelectCare and other	680	694	694	(2)%	—%
Fuel services revenue	718	772	877	(7)%	(12)%
FMS total revenue	$5,845	$5,888	$5,930	(1)%	(1)%

FMS operating revenue (2)	$5,127	$5,116	$5,053	—%	1%

FMS EBT	$501	$516	$665	(3)%	(22)%
FMS EBT as a % of FMS total revenue	8.6%	8.8%	11.2%	(20) bps	(240) bps
FMS EBT as a % of FMS operating revenue (2)	9.8%	10.1%	13.2%	(30) bps	(310) bps
___________________
(1)During 2025, 2024 and 2023, rental revenue from lease customers in place of a lease vehicle represented 29%, 31%, and 34% of commercial rental revenue, respectively.
(2)Non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.

FMS total revenue decreased 1% in 2025, due to lower fuel services revenue, reflecting lower fuel costs passed through to customers and fewer gallons sold. FMS operating revenue was relatively consistent in 2025, primarily reflecting higher ChoiceLease revenue largely offset by weaker rental demand.
FMS EBT decreased 3% in 2025, reflecting lower gains on used vehicle sales due to lower pricing and number of vehicles sold and weaker commercial rental demand, partially offset by higher ChoiceLease performance and benefits from maintenance cost savings initiatives. Lower gains on used vehicles sales reflect a 15% and 11% decrease in used truck and tractor pricing, respectively. Rental power fleet utilization remained consistent at 70% compared to prior year. The average commercial rental power active fleet was 7% smaller in 2025 compared to prior year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our fleet of owned and leased revenue earning equipment and SelectCare vehicles, including vehicles under on-demand maintenance, is summarized as follows (rounded to the nearest hundred):

				Change
	2025	2024	2023	2025/2024	2024/2023
End of period vehicle count
By type:
Trucks (1)	78,200	80,500	75,600	(3)%	6%
Tractors (2)	62,900	66,700	69,000	(6)%	(3)%
Trailers and other (3)	43,800	44,700	40,800	(2)%	10%
Total	184,900	191,900	185,400	(4)%	4%

By ownership:
Owned	181,000	186,200	184,400	(3)%	1%
Leased	3,900	5,700	1,000	(32)%	470%
Total	184,900	191,900	185,400	(4)%	4%

By product line:
ChoiceLease	141,700	145,300	138,900	(2)%	5%
Commercial rental	31,600	35,500	36,400	(11)%	(2)%
Service vehicles and other	2,100	2,100	2,100	—%	—%
	175,400	182,900	177,400	(4)%	3%
Held for sale	9,500	9,000	8,000	6%	13%
Total	184,900	191,900	185,400	(4)%	4%

Customer vehicles under SelectCare contracts (4)	44,100	41,800	51,600	6%	(19)%

Average vehicle count
By product line:
ChoiceLease	143,000	145,000	137,800	(1)%	5%
Commercial rental	33,700	35,300	39,300	(5)%	(10)%
Service vehicles and other	2,100	2,100	2,000	—%	5%
	178,800	182,400	179,100	(2)%	2%
Held for sale	9,400	9,200	6,500	2%	42%
Total	188,200	191,600	185,600	(2)%	3%

Customer vehicles under SelectCare contracts (4)	43,200	48,900	52,700	(12)%	(7)%
Customer vehicles under SelectCare on-demand (5)	5,700	6,900	10,600	(17)%	(35)%
Total vehicles serviced	237,100	247,400	248,900	(4)%	(1)%
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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table provides information on our active ChoiceLease fleet (number of units rounded to nearest hundred) and our commercial rental power fleet (excludes trailers):

				Change
	2025	2024	2023	2025/2024	2024/2023
Active ChoiceLease fleet
End of period vehicle count (1)	132,000	135,000	129,800	(2)%	4%
Full year average vehicle count (1)	133,900	135,900	129,800	(1)%	5%
Commercial rental statistics
Commercial rental utilization - power fleet (2)	70%	70%	75%	— bps	(500) bps
__________________
(1)Active ChoiceLease vehicles are calculated as those units currently earning revenue and not classified as not yet earning or no longer earning units.
(2)Rental utilization is calculated using the number of days units are rented divided by the number of days units are available to rent based on the days in the calendar year.

Supply Chain Solutions

				Change
(Dollars in millions)	2025	2024	2023	2025/2024	2024/2023
Omnichannel retail	$1,299	$1,197	$1,207	9%	(1)%
Automotive	1,061	1,080	1,061	(2)%	2%
Consumer packaged goods	1,187	1,149	926	3%	24%
Industrial and other	544	539	431	1%	25%
Subcontracted transportation and fuel	1,368	1,335	1,250	3%	7%
SCS total revenue	$5,459	$5,300	$4,875	3%	9%

SCS operating revenue (1)	$4,091	$3,965	$3,625	3%	9%

SCS EBT	$355	$332	$231	7%	44%
SCS EBT as a % of SCS total revenue	6.5%	6.3%	4.7%	20 bps	160 bps
SCS EBT as a % of SCS operating revenue (1)	8.7%	8.4%	6.4%	30 bps	200 bps

End of period vehicle count:
Power vehicles	3,800	3,900	4,200	(3)%	(7)%
Trailers	9,300	9,100	9,600	2%	(5)%
Total	13,100	13,000	13,800	1%	(6)%
_____________________
(1)Non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.

SCS total revenue increased 3% primarily as a result of higher operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation), which increased 3% driven by new business and higher customer volumes.

SCS EBT increased 7% in 2025, primarily reflecting operating revenue growth and improved performance from optimization of our omnichannel retail network partially offset by lost business and extended customer plant shutdowns in automotive during the fourth quarter.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Dedicated Transportation Solutions

				Change
(Dollars in millions)	2025	2024	2023	2025/2024	2024/2023
DTS total revenue	$2,343	$2,446	$1,785	(4)%	37%

DTS operating revenue (1)	$1,841	$1,870	$1,298	(2)%	44%

DTS EBT	$140	$125	$121	12%	4%
DTS EBT as a % of DTS total revenue	6.0%	5.1%	6.8%	90 bps	(170) bps
DTS EBT as a % of DTS operating revenue (1)	7.6%	6.7%	9.3%	90 bps	(260) bps

End of period vehicle count:
Power vehicles	6,900	7,500	5,200	(8)%	44%
Trailers	11,100	11,600	5,700	(4)%	104%
Total	18,000	19,100	10,900	(6)%	75%
_______________
(1)Non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.

DTS total revenue decreased in 2025, due to lower subcontracted transportation and fuel costs passed through to customers and lower operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation revenues). DTS operating revenue decreased 2% in 2025, primarily due to lower fleet count reflecting the prolonged freight market downturn.
DTS EBT increased 12% in 2025, reflecting acquisition synergies and prior year integration costs, partially offset by lower operating revenue.

Central Support Services

				Change
(Dollars in millions)	2025	2024	2023	2025/2024	2024/2023
Total CSS	$438	$417	$419	5%	—%
Allocation of CSS to business segments	(355)	(346)	(347)	3%	—%
Unallocated CSS	$83	$71	$72	16%	—%

Total CSS costs increased 5% in 2025, primarily due to higher incentive compensation and marketing costs. Unallocated CSS increased 16% in 2025, primarily due to incentive compensation, higher information technology costs and the prior year gain on the sale of assets.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FINANCIAL RESOURCES AND LIQUIDITY
Cash Flows
The following is a summary of our cash flows from continuing operations:

(In millions)	2025	2024	2023
Net cash provided by (used in) :
Operating activities	$2,594	$2,265	$2,353
Investing activities	(1,650)	(2,446)	(2,663)
Financing activities	(912)	153	256
Effect of exchange rate changes on cash	13	(21)	(9)
Net change in cash, cash equivalents, and restricted cash	$45	$(49)	$(63)

(In millions)	2025	2024	2023
Net cash provided by operating activities from continuing operations
Earnings from continuing operations	$501	$489	$406
Non-cash and other, net	2,423	2,260	2,088
Currency translation adjustment loss	—	—	188
Collections on sales-type leases	166	148	126
Changes in operating assets and liabilities	(496)	(632)	(455)
Net cash provided by operating activities from continuing operations	$2,594	$2,265	$2,353

Net cash provided by operating activities from continuing operations was $2.6 billion in 2025, compared with $2.3 billion in 2024, primarily reflecting lower income tax payments and working capital needs. Net cash used in investing activities from continuing operations decreased to $1.7 billion in 2025 compared with $2.4 billion in 2024, primarily reflecting lower capital expenditures and the prior year acquisition of Cardinal Logistics. Net cash used in financing activities from continuing operations was $912 million in 2025, compared to net cash provided by financing activities from continuing operations of $153 million in 2024, primarily reflecting lower borrowing needs.
The following table shows the components of our free cash flow (a non-GAAP measure):

(In millions)	2025	2024	2023
Net cash provided by operating activities from continuing operations	$2,594	$2,265	$2,353
Sales of revenue earning equipment (1)	468	532	764
Sales of operating property and equipment (1)	18	19	63
Other (1)	1	—	—
Total cash generated (2)	3,081	2,816	3,180
Purchases of property and revenue earning equipment (1)	(2,135)	(2,683)	(3,234)
Free cash flow (2)	$946	$133	$(54)
_______________
(1)Included in cash flows from investing activities.
(2)Non-GAAP financial measures. Reconciliations of net cash provided by operating activities to total cash generated and to free cash flow are set forth in this table. Refer to the “Non-GAAP Financial Measures” section of this MD&A for the reasons why management believes these measures are important to investors.

Free cash flow (a non-GAAP measure) increased to $946 million in 2025 from $133 million in 2024, primarily reflecting reduced capital expenditures and higher cash from operating activities.

Net cash provided by operating activities from continuing operations is expected to increase to approximately $2.7 billion in 2026. We expect free cash flow (a non-GAAP measure) to decrease to approximately $800 million reflecting higher investments in the ChoiceLease fleet, partially offset by higher cash generated.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Purchase Obligations
The majority of our purchase obligations are pay-as-you-go transactions made in the ordinary course of business. Purchase obligations include agreements to purchase goods or services that are legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed minimum or variable price provisions; and the approximate timing of the transaction. Any amounts for which we are liable under purchase orders for goods and services received are reflected in the Consolidated Balance Sheets as “Accounts payable” and “Accrued expenses and other current liabilities.” In addition, we reflect obligations with settlements that are greater than twelve months from the balance sheet date, as "Other non-current liabilities," including operating lease liabilities. The most significant purchase obligations relate to the purchase of revenue earning equipment.

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
The following is a summary of capital expenditures:

(In millions)	2025	2024	2023
Revenue earning equipment:
ChoiceLease	$1,508	$2,042	$2,562
Commercial rental	311	525	438
	1,819	2,567	3,000
Operating property and equipment	236	127	279
Gross capital expenditures (1)	2,055	2,694	3,279
Changes in accounts payable related to purchases of property and revenue earning equipment	80	(11)	(45)
Cash paid for purchases of property and revenue earning equipment	$2,135	$2,683	$3,234
_______________
(1)Excludes $78 million, $46 million and $26 million in 2025, 2024 and 2023, respectively, in assets held under finance leases resulting from new or the extension of existing finance leases and other additions.

Gross capital expenditures decreased to $2.1 billion in 2025, reflecting reduced investments in the ChoiceLease and rental vehicles. We expect gross capital expenditures to increase to approximately $2.4 billion in 2026, reflecting higher investments in the lease fleet.

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
As of December 31, 2025, cash and equivalents totaled $198 million and approximately $139 million was held outside the U.S. and is available to fund operations and other growth of non-U.S. subsidiaries.
In 2025, we repatriated $40 million of current year earnings from our Canada subsidiaries with minimal tax cost. In 2024, we repatriated $14 million of current year earnings from our Mexico subsidiary with minimal tax cost. As of December 31, 2025, we continue to consider our U.K. earnings to no longer be indefinitely reinvested and determined that there was no impact to deferred taxes. We consider the undistributed earnings of our Mexico subsidiary generated through 2023 to be indefinitely reinvested. As of 2024, we no longer assert that the current year earnings of our Mexico subsidiary are indefinitely reinvested. We consider the undistributed earnings of our Canada subsidiary generated through 2024 to be indefinitely reinvested. During 2025, we no longer assert that current year earnings of our Canada subsidiary are indefinitely reinvested. The estimated taxes associated with the repatriation of these earnings are not material. Our remaining foreign jurisdictions are indefinitely reinvested.
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
In February 2025, we issued an unsecured medium-term note with aggregate principal amount of $300 million, bearing annual interest of 5.00%, and maturing on March 15, 2030. In May 2025, we issued an unsecured medium-term note with aggregate principal amount of $300 million, bearing annual interest of 4.85%, and maturing on June 15, 2030. In November 2025, we issued an unsecured medium-term note with aggregate principal amount of $300 million, bearing annual interest of 4.30%, and maturing on December 1, 2030.
In April 2025, we amended and restated our corporate revolving credit facility, which supports U.S. and Canadian commercial paper programs, with a syndicate of eleven incumbent lending institutions. The facility's committed borrowing capacity was increased to $1.6 billion and it now expires in April 2030. The credit facility is primarily used for general corporate purposes and can also be used to issue up to $150 million in letters of credit. As of December 31, 2025, there were no letters of credit outstanding against the facility.
In April 2025, we extended the trade receivables financing facility until April 2026. In September 2025, we amended this credit facility to permit an increase in borrowing capacity of up to $200 million for a maximum borrowing of $500 million, subject to lender approval. As of December 31, 2025, this credit facility's borrowing capacity was $300 million.
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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our debt ratings and rating outlooks as of December 31, 2025 were as follows:

Rating Summary
	Short-term	Long-term	Long-term Outlook
Standard & Poor’s Ratings Services	A2	BBB+	Stable
Moody’s Investors Service	P2	Baa2	Positive
Fitch Ratings	F2	BBB+	Stable

As of December 31, 2025, we had the following amounts available to fund operations under the following facilities:

(In millions)
Revolving credit facility	$735
Trade receivables financing program	201
Total	$936

In accordance with our funding philosophy, we generally attempt to align the aggregate average remaining re-pricing life of our debt with the aggregate average remaining re-pricing life of our vehicle assets. We utilize both fixed-rate and variable-rate debt to achieve this alignment and generally target a mix of 20% - 40% variable-rate debt as a percentage of total debt outstanding. The variable-rate portion of our total debt (including notional value of swap agreements) was 18% as of December 31, 2025 and 2024.
Our debt to equity ratios were 250% as of December 31, 2025 and 2024. The debt to equity ratio represents total debt divided by total equity.

Pension Information
Refer to Note 19, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements for background and further information regarding our company-sponsored defined benefit retirement plans.
During 2025, total pension contributions were $66 million, which primarily related to a prefunding of future required pension contributions, compared with $56 million in 2024. We estimate total 2026 required contributions to our pension plans to be approximately $10 million. The present value of estimated global pension contributions that will be required over the next 5 years totals approximately $24 million (pre-tax). Changes in interest rates and the market value of the assets held by the plans could materially change, positively or negatively, the funded status of the plans and affect the level of pension expense and required contributions in future years. The ultimate amount of contributions is also dependent upon the requirements of applicable laws and regulations.
Due to the underfunded status of our defined benefit plans, we had an accumulated net pension equity charge (after-tax) of $575 million and $597 million as of December 31, 2025 and 2024, respectively. The funded status of our defined benefit pension plans increased to 94% in 2025 from 91% in 2024, primarily due to contributions made during 2025.
We expect 2026 defined benefit pension expense to decrease to $35 million. See the “Critical Accounting Estimates — Pension Assumptions” section for further discussion on pension accounting estimates.

Income Tax Cash Obligations
During 2025, total income taxes paid were $52 million. In the future, our income tax cash obligations may increase. Taxable income and cash taxes payable may be impacted by a variety of factors, including (i) the amount of book income generated in each jurisdiction, (ii) total capital expenditures, (iii) the reversal of our deferred tax liability, (iv) remaining net operating losses, (v) the availability of U.S. federal bonus depreciation, and (vi) the impact of any changes in U.S., state and foreign income tax laws. While it is likely that our income tax cash obligations may increase at some point in the future, we cannot reasonably estimate the timing or impact of these factors.

Share Repurchase Programs and Cash Dividends
Refer to Note 15, “Share Repurchase Programs,” in the Notes to Consolidated Financial Statements for a discussion on our share repurchase programs. In 2025, we returned a total of $664 million of capital to our shareholders through share repurchases of $519 million and cash dividends of $145 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cash dividend payments to shareholders of common stock were $145 million, $135 million, and $128 million in 2025, 2024, and 2023, respectively. In 2025, 2024, and 2023, our annualized dividend was $3.44, $3.04, and $2.66 per share of common stock, respectively. During 2025, we increased our annualized dividend rate 12% to $3.64 per share of common stock.

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
We periodically review and adjust, as appropriate, the estimated residual values of existing revenue earning equipment for the purposes of recording depreciation expense as described in Note 6, “Revenue Earning Equipment, Net" in the Notes to Consolidated Financial Statements. Based on the results of our analysis, we may adjust the estimated residual values of certain classes of our revenue earning equipment each year. Reductions in estimated residual values will increase depreciation expense over the remaining useful life of the vehicle. Conversely, an increase in estimated residual values will decrease depreciation expense over the remaining useful life of the vehicle. Our review of the estimated residual values of revenue earning equipment is based on vehicle class (generally subcategories of trucks, tractors and trailers by weight and usage), historical and current market prices, third-party expected future market prices, expected lives of vehicles, and expected sales in the wholesale or retail markets, among other factors. Effective January 1, 2025, we made an immaterial adjustment to certain vehicles' estimated residual values based on this review. In 2024 and 2023, we did not adjust the estimated residual values of existing revenue earning equipment. Effective January 1, 2026, we expect to reduce the estimated residual values for certain tractors based on our review. These updates will not have a material impact to annual depreciation expense.
Depreciation Sensitivity
Based on our fleet of revenue earning equipment as of December 31, 2025, a hypothetical 10% reduction in estimated residual values would increase depreciation expense over the remaining life of our fleet by approximately $340 million. The current residual value estimates of our total fleet are at historically low levels. Our estimates reflect anticipated market conditions and are intended to reduce the probability of losses or need for additional depreciation during a potential cyclical downturn.
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

Revenue Recognition. We generate revenue primarily through contracts with customers to lease, rent and maintain revenue earning equipment and to provide logistics management and dedicated transportation services. We enter into contracts that can include various combinations of services, which are generally capable of being distinct and accounted for as separate performance obligations. We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are determined, the contract has commercial substance, and collectibility of consideration

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
is probable. We generally recognize revenue over time as we provide the promised services to our customers in an amount we expect to receive in exchange for those products or services.

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

We recognize maintenance revenue using an input method, consistent with the estimated pattern of the costs to maintain the underlying vehicles. This generally results in the recognition of a contract liability for the portion of the customer's billings allocated to the maintenance service component of the agreement. The non-lease revenue from maintenance services related to our ChoiceLease product is recognized in "Lease & related maintenance and rental revenue" in the Consolidated Statements of Earnings. We recognized $1.0 billion in 2025, $972 million in 2024 and $963 million in 2023.

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

Assumptions as to mortality of the participants in our pension plan is a key estimate in measuring the expected payments participants may receive over their lifetime, and therefore the amount of expense we will recognize. We update our mortality assumptions as deemed necessary by taking into consideration relevant actuarial studies as they become available as well as reassessing our own historical experience. Disclosure of the significant assumptions used in arriving at the 2025 net pension expense is presented in Note 19, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements.

As part of our strategy to manage future pension costs and net funded status volatility, we regularly assess our pension investment strategy. Our U.S. pension investment policy and strategy seek to reduce the effects of future volatility on the fair value of our pension assets relative to our pension liabilities by achieving attractive risk-adjusted returns that will balance the liquidity requirements of the plans’ liabilities while striving to minimize the risk of significant funded status deterioration. As the funded status of the plan improves, we (1) gradually increase the liability hedging portfolio, which consists of high quality, fixed income securities and (2) reduce our allocation of equity investments. The composition of our U.S. pension assets was 13% equity securities and alternative assets, 86% fixed income securities and 1% cash as of December 31, 2025. In 2026, our long-term expected rate of return assumption (net of fees) for our primary U.S. plan will be 5.90%.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Accounting guidance applicable to pension plans does not require immediate recognition of the effects of a deviation between these assumptions and actual experience or the revision of an estimate. This approach allows the favorable and unfavorable effects that fall within an acceptable range to be netted and included in “Accumulated other comprehensive loss.” We had a pre-tax accumulated actuarial loss of $753 million and $777 million as of December 31, 2025 and 2024, respectively. To the extent the amount of cumulative actuarial gains and losses exceed 10% of the greater of the benefit obligation or plan assets, the excess amount is primarily amortized over the average remaining life expectancy of participants. As of December 31, 2025, the amount of the actuarial loss subject to amortization in 2026 and future years is $591 million. In 2026, we expect to amortize $31 million of net actuarial loss as a component of pension expense. The effect on years beyond 2026 will depend substantially upon the actual experience of our plans in future years.

A sensitivity analysis of 2026 net pension expense to changes in key underlying assumptions for our primary plan, the U.S. pension plan, is presented below:

	Assumed Rate	Change	Impact on 2026 Net Pension Expense	Effect on December 31, 2025 Projected Benefit Obligation
Expected long-term rate of return on assets	5.90%	+/- 0.25%	+/- $3 million	N/A
Discount rate	5.45%	+/- 0.25%	NM	+/- $26 million

Self-Insurance Obligations. The majority of our self-insurance relates to vehicle liability and workers’ compensation. We use a variety of statistical and actuarial methods that are widely used and accepted in the insurance industry to estimate amounts for claims that have been reported but not paid and claims incurred but not reported. In applying these methods and assessing their results, we consider such factors as frequency and severity of claims, claim development and payment patterns, and changes in the nature of our business, among others. Such factors are analyzed for each of our business segments. Our estimates may be impacted by such factors as increases in the market price for medical services, unpredictability of the size of jury awards and limitations inherent in the estimation process. We recognized a charge of $3 million in 2025, a benefit of $15 million in 2024 and a benefit of $17 million in 2023 from the development of estimated prior years' self-insured loss reserves. Based on self-insurance accruals at December 31, 2025, a 5% adverse change in actuarial claim loss estimates would increase operating expense in 2026 by $25 million. Refer to Note 10, “Accrued Expenses and Other Liabilities,” in the Notes to Consolidated Financial Statements for changes to the self-insurance accruals during the year.

Goodwill. We assess goodwill for impairment, as described in Note 1, “Summary of Significant Accounting Policies — Goodwill and Other Intangible Assets,” in the Notes to Consolidated Financial Statements, on an annual basis or more often if deemed necessary. As of December 31, 2025, total goodwill was $1.2 billion. To determine whether goodwill is impaired, we are required to assess the fair value of each reporting unit and compare it to its carrying value. A reporting unit is a component of an operating segment for which discrete financial information is available and management regularly reviews its operating performance.

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

On October 1, 2025, we completed our annual goodwill impairment test for all reporting units and determined that the fair values more likely than not exceeded their respective carrying values for each reporting unit. We conducted qualitative analyses for all reporting units.

Income Taxes. Our overall tax position is complex and requires careful analysis by management to estimate the expected realization of income tax assets and liabilities.
Tax regulations can require items to be included in the tax return at different times than the items are reflected in the financial statements. As a result, the effective tax rate reflected in the financial statements can be different than that reported in the tax return. Timing differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in the tax return in future years for which we have already recognized the tax benefit in the financial statements. Deferred tax assets were $677 million and $728 million as of December 31, 2025 and 2024, respectively. We recognize a valuation allowance against deferred tax assets to reduce such assets to amounts expected to be realized. As of December 31, 2025 and 2024, the deferred tax valuation allowance was $14 million and $12 million, respectively. In determining the required level of valuation allowance, we consider whether it is more likely than not that all or some portion of deferred tax assets will not be realized. This assessment is based on management’s expectations as to whether sufficient taxable income of an appropriate character will be realized within tax carryback and carryforward periods. Our assessment involves estimates and assumptions about matters that are inherently uncertain, and unanticipated events or circumstances could cause actual results to differ from these estimates. Should we change our estimate of the amount of deferred tax assets that we would be able to realize, an adjustment to the valuation allowance would result in an increase or decrease to the provision for income taxes in the period such a change in estimate was made.
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

Subcontracted transportation: We exclude subcontracted transportation from the calculation of our operating revenue measures, as these costs are also typically a pass-through to our customers and, therefore, carrier rate fluctuations result in minimal changes to our profitability. While our SCS and DTS business segments subcontract certain transportation services to third party providers, our FMS business segment does not engage in subcontracted transportation and, therefore, this item is not applicable to FMS.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparable Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)	Comparable EBITDA is defined as net earnings, first adjusted to exclude discontinued operations and the following items, all from continuing operations: (1) non-operating pension costs, net and (2) other items impacting comparability (in each of (1) and (2), as defined in comparable earnings measures immediately above) and then adjusted further for (1) interest expense, (2) income taxes, (3) depreciation, (4) used vehicle sales results and (5) intangible amortization.

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

	Continuing Operations
(In millions, except per share amounts)	2025	2024	2023
EBT	$685	$661	$618
Non-operating pension costs, net (1)	36	41	40
Acquisition costs	—	7	2
FMS U.K. business exit	—	—	(32)
Currency translation adjustment loss	—	—	188
Other, net	9	6	(1)
Comparable EBT	$730	$715	$815
Earnings	$501	$489	$406
Non-operating pension costs, net (1)	29	31	31
Acquisition costs	—	6	2
FMS U.K. business exit	—	—	(19)
Currency translation adjustment loss	—	—	183
Other, net (2)	10	5	(1)
Comparable Earnings	$540	$531	$602
Diluted EPS	$11.99	$11.06	$8.73
Non-operating pension costs, net (1)	0.71	0.69	0.68
Acquisition costs	—	0.13	0.04
FMS U.K. business exit	—	—	(0.40)
Currency translation adjustment loss	—	—	3.93
Other, net (2)	0.22	0.12	(0.03)
Comparable EPS	$12.92	$12.00	$12.95
_______________
(1)Refer to Note 19, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements for additional information.
(2)In 2025, includes the income tax effects of other items impacting comparability and non-recurring income tax adjustments. Refer to Note 20, “Other Items Impacting Comparability,” in the Notes to Consolidated Financial Statements for additional information.

The following table provides a reconciliation of the effective tax rate to the comparable tax rate:

	2025	2024	2023
Effective tax rate on continuing operations (1)	26.8%	26.0%	34.3%
Tax adjustments and income tax effects of non-GAAP adjustments (2)	(0.8)%	(0.3)%	(8.2)%
Comparable tax rate on continuing operations (1)	26.0%	25.7%	26.1%
_______________
(1)The effective tax rate on continuing operations and comparable tax rate are based on EBT and comparable EBT, found on the previous table.
(2)Income tax effects of non-GAAP adjustments are calculated based on the marginal tax rates to which the non-GAAP adjustments are related.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table provides a reconciliation of Net earnings to comparable EBITDA:

(In millions)	2025	2024	2023
Net earnings	$499	$489	$406
Loss from discontinued operations, net of tax	2	—	—
Provision for income taxes	184	172	212
EBT	685	661	618
Non-operating pension costs, net (1)	36	41	40
Acquisition costs (2)	—	7	2
FMS U.K. business exit (2)	—	—	(32)
Currency translation adjustment loss (2)	—	—	188
Other, net (2)	9	6	(1)
Comparable EBT	730	715	815
Interest expense	404	386	296
Depreciation	1,703	1,694	1,712
Used vehicle sales, net (3)	(22)	(72)	(193)
Intangible amortization	52	53	35
Comparable EBITDA	$2,867	$2,776	$2,665
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
(3)Refer to Note 6,"Revenue Earning Equipment, net," in the Notes to Consolidated Financial Statements for additional information.

The following table provides a reconciliation of total revenue to operating revenue:

(In millions)	2025	2024	2023
Total revenue	$12,665	$12,636	$11,783
Subcontracted transportation revenue	(1,473)	(1,499)	(1,380)
Fuel	(786)	(871)	(906)
Operating revenue	$10,406	$10,266	$9,497

The following table provides a reconciliation of FMS total revenue to FMS operating revenue:

(In millions)	2025	2024	2023
FMS total revenue	$5,845	$5,888	$5,930
Fuel revenue	(718)	(772)	(877)
FMS operating revenue	$5,127	$5,116	$5,053

FMS EBT	$501	$516	$665
FMS EBT as a % of FMS total revenue	8.6%	8.8%	11.2%
FMS EBT as a % of FMS operating revenue	9.8%	10.1%	13.2%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table provides a reconciliation of SCS total revenue to SCS operating revenue:

	Years ended December 31,
(In millions)	2025	2024	2023
SCS total revenue	$5,459	$5,300	$4,875
Subcontracted transportation	(1,218)	(1,181)	(1,080)
Fuel	(150)	(154)	(170)
SCS operating revenue	$4,091	$3,965	$3,625

SCS EBT	$355	$332	$231
SCS EBT as a % of SCS total revenue	6.5%	6.3%	4.7%
SCS EBT as a % of SCS operating revenue	8.7%	8.4%	6.4%

The following table provides a reconciliation of DTS total revenue to DTS operating revenue:

	Years ended December 31,
(In millions)	2025	2024	2023
DTS total revenue	$2,343	$2,446	$1,785
Subcontracted transportation	(270)	(327)	(300)
Fuel	(232)	(249)	(187)
DTS operating revenue	$1,841	$1,870	$1,298

DTS EBT	$140	$125	$121
DTS EBT as a % of DTS total revenue	6.0%	5.1%	6.8%
DTS EBT as a % of DTS operating revenue	7.6%	6.7%	9.3%

The following tables provide numerical reconciliations of Net earnings to adjusted net earnings and average shareholders' equity to adjusted average shareholders' equity, and of the non-GAAP elements used to calculate the adjusted return on equity (Adjusted ROE) to the corresponding GAAP measures:

(In millions)	2025	2024	2023
Net earnings	$499	$489	$406
Other items impacting comparability, net (1)	9	13	157
Tax impact (2)	1	(2)	8
Adjusted net earnings	$509	$500	$571

Average shareholders’ equity	$3,070	$3,078	$3,041
Average adjustments to shareholders’ equity (3)	5	2	(19)
Adjusted average shareholders’ equity	$3,075	$3,080	$3,022
Adjusted ROE (4)	17%	16%	19%
_______________
(1)Refer to Note 20, “Other Items Impacting Comparability” in the Notes to Consolidated Financial Statements for additional information.
(2)Includes income taxes on discontinued operations.
(3)Represents the impact of Other items impacting comparability, net of tax, to equity for the respective period.
(4)Adjusted ROE is calculated by dividing Adjusted net earnings by Adjusted average shareholders' equity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table provides a reconciliation of forecasted net cash provided by operating activities to forecasted total cash generated and forecasted free cash flow (a non-GAAP measure) for 2026:

(In millions)	Forecast 2026
Net cash provided by operating activities from continuing operations	$2,700
Proceeds from sales of property and revenue earning equipment (1)	500
Total cash generated	3,200
Purchases of property and revenue earning equipment (1)	(2,400)
Forecasted free cash flow	$800
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
•our expectations regarding acquisitions;
•the anticipated impact of tariffs and inflationary pressures;
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
◦The inability of our information security program to safeguard our and our stakeholders' data.
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
◦Difficulties in attracting and retaining qualified professional drivers due to labor shortages influenced by FMCSA regulatory requirements, including English proficiency standards for non-domiciled commercial drivers, that may result in higher labor costs and turnover rates.
◦Difficulties in attracting and retaining warehouse associates and technicians due to labor shortages, which may result in higher costs to procure technicians and higher turnover rates affecting our customers.
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
Interest Rate Risk
Exposure to market risk for changes in interest rates exists for our debt obligations. Our interest rate risk management program objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. We manage our exposure to interest rate risk primarily through the proportion of fixed-rate and variable-rate debt we hold in the total debt portfolio. From time to time, we also use interest rate swap agreements to manage our fixed-rate and variable-rate exposure and to better match the repricing of debt instruments to that of our portfolio of assets. The fair value of our derivatives liability was $11 million as of December 31, 2025.
As of December 31, 2025, we had $6.1 billion of fixed-rate debt outstanding (excluding finance leases and U.S. asset- backed securities) with a weighted-average interest rate of 5.10% and a fair value of $6.3 billion. A hypothetical 10% change in market interest rates would impact the fair value of our fixed-rate debt by $83 million and impact pre-tax earnings by $31 million as of December 31, 2025, respectively. Changes in the relative sensitivity of the fair value of our financial instrument portfolio for these theoretical changes in the level of interest rates are primarily driven by changes in our debt maturities, interest rate profile and amount.
As of December 31, 2025, we had $1.4 billion of variable-rate debt, including $500 million of fixed-rate debt instruments swapped to SOFR-based floating-rate debt. Changes in the fair value of the interest rate swaps were offset by changes in the fair value of the debt instruments and no net gain or loss was recognized in earnings. The fair value of our variable-rate debt as of December 31, 2025 was $1.4 billion. A hypothetical 10% increase in market interest rates would not impact the fair value of our variable-rate debt or change pre-tax earnings by a material amount as of December 31, 2025.
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
Market Fuel Price Risk
Exposure to market risk for fluctuations in market fuel prices relates to various fuel purchase arrangements in place to ensure delivery of fuel at market rates in the event of fuel shortages. We are exposed to fluctuations in market fuel prices in these arrangements since none of the arrangements fix the price of fuel to be purchased. Changes in the price of fuel are generally passed on to our customers for which we realize minimal changes in profitability during periods of steady market fuel prices. However, profitability may be positively or negatively impacted by sudden increases or decreases in market fuel prices during a short period of time as customer pricing for fuel services is established based on current market fuel costs. We believe the exposure to fuel price fluctuations would not materially impact our results of operations, cash flows or financial position.

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
Management assessed the effectiveness of Ryder’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control — Integrated Framework (2013).” Based on our assessment and those criteria, management determined that Ryder maintained effective internal control over financial reporting as of December 31, 2025.
Ryder’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of Ryder’s internal control over financial reporting as of December 31, 2025. Their report appears on the subsequent page.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Ryder System, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Ryder System, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of earnings, of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Earning Equipment - Residual Values

As described in Notes 1 and 6 to the consolidated financial statements, the net carrying amount of revenue earning equipment was $8.9 billion as of December 31, 2025. Depreciation expense was $1.5 billion primarily related to Fleet Management Solutions (FMS) revenue earning equipment. Revenue earning equipment, comprised of vehicles, is initially recorded at cost inclusive of vendor rebates. The provision for depreciation is computed using the straight-line method. As disclosed by management, they periodically review and adjust, as appropriate, the estimated residual values of existing revenue earning equipment. Management's review of the estimated residual values of revenue earning equipment is based on vehicle class (i.e., generally subcategories of trucks, tractors and trailers by weight and usage), historical and current market prices, third-party expected future market prices, expected lives of vehicles, and expected sales in the wholesale or retail markets, among other factors.

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

/s/ PricewaterhouseCoopers LLP
Miami, Florida
February 11, 2026

We have served as the Company’s auditor since 2006.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

(In millions, except per share amounts)	2025	2024	2023
Services revenue	$8,378	$8,345	$7,297
Lease & related maintenance and rental revenue	3,881	3,835	3,937
Fuel services revenue	406	456	549
Total revenue	12,665	12,636	11,783

Cost of services	7,129	7,099	6,266
Cost of lease & related maintenance and rental	2,589	2,623	2,684
Cost of fuel services	391	441	534
Selling, general and administrative expenses	1,470	1,478	1,421
Non-operating pension costs, net	36	41	40
Used vehicle sales, net	(22)	(72)	(196)
Interest expense	404	386	296
Miscellaneous income, net	(26)	(34)	(47)
Currency translation adjustment loss	—	—	188
Restructuring and other items, net	9	13	(21)
	11,980	11,975	11,165

Earnings from continuing operations before income taxes	685	661	618
Provision for income taxes	184	172	212
Earnings from continuing operations	501	489	406
Loss from discontinued operations, net of tax	(2)	—	—
Net earnings	$499	$489	$406

Earnings per common share — Basic
Continuing operations	$12.20	$11.29	$8.89
Discontinued operations	(0.05)	—	(0.01)
Net earnings	$12.15	$11.29	$8.89
Earnings per common share — Diluted
Continuing operations	$11.99	$11.06	$8.73
Discontinued operations	(0.04)	—	(0.01)
Net earnings	$11.94	$11.06	$8.73
See accompanying Notes to Consolidated Financial Statements.
Note: EPS amounts may not be additive due to rounding.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)	2025	2024	2023
Net earnings	$499	$489	$406
Other comprehensive income (loss):
Net change in cumulative translation adjustment and unrealized (loss) gain from cash flow hedges, net of taxes	50	(77)	212

Amortization of pension and postretirement items	30	31	26
Income tax expense related to amortization of pension and postretirement items	(5)	(8)	(6)
Amortization of pension and postretirement items, net of taxes	25	23	20

Change in net actuarial (loss) gain and prior service cost	(4)	23	(121)
Income tax benefit (expense) related to change in net actuarial loss and prior service cost	1	(6)	30
Change in net actuarial (loss) gain and prior service cost, net of taxes	(3)	17	(91)

Other comprehensive income (loss), net of taxes	72	(37)	141

Comprehensive income	$571	$452	$547

See accompanying Notes to Consolidated Financial Statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(In millions, except share amounts)	2025	2024
Assets:
Current assets:
Cash and cash equivalents	$198	$154
Receivables, net	1,897	1,861
Prepaid expenses and other current assets	378	448
Total current assets	2,473	2,463
Revenue earning equipment, net	8,898	9,206
Operating property and equipment, net	1,268	1,184
Goodwill	1,152	1,158
Intangible assets, net	412	457
Operating lease right-of-use assets	1,000	1,055
Sales-type leases and other assets	1,184	1,149
Total assets	$16,387	$16,672

Liabilities and shareholders’ equity:
Current liabilities:
Short-term debt and current portion of long-term debt	$819	$1,120
Accounts payable	689	828
Accrued expenses and other current liabilities	1,270	1,323
Total current liabilities	2,778	3,271
Long-term debt	6,826	6,659
Other non-current liabilities	1,923	1,954
Deferred income taxes	1,808	1,671
Total liabilities	13,335	13,555

Commitments and contingencies (Note 21)
Shareholders’ equity:
Preferred stock, no par value per share — authorized, 3,800,917; none outstanding, December 31, 2025 and 2024	—	—
Common stock, $0.50 par value per share — authorized, 400,000,000; outstanding, December 31, 2025 — 39,417,224 and December 31, 2024 — 42,080,039	20	21
Additional paid-in capital	1,083	1,144
Retained earnings	2,569	2,644
Accumulated other comprehensive loss	(620)	(692)
Total shareholders’ equity	3,052	3,117
Total liabilities and shareholders’ equity	$16,387	$16,672

See accompanying Notes to Consolidated Financial Statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)	2025	2024	2023
Cash flows from operating activities from continuing operations:
Net earnings	$499	$489	$406
Less: Loss from discontinued operations, net of tax	(2)	—	—
Earnings from continuing operations	501	489	406
Depreciation expense	1,703	1,694	1,712
Used vehicle sales, net	(22)	(72)	(196)
Currency translation adjustment loss	—	—	188
Amortization expense and other non-cash charges, net	156	160	102
Operating lease right-of-use asset amortization expense	381	374	271
Non-operating pension costs, net and share-based compensation expense	75	83	84
Deferred income taxes	130	21	115
Collections on sales-type leases	166	148	126
Changes in operating assets and liabilities:
Receivables	(33)	(61)	(26)
Prepaid expenses and other assets	53	(108)	(85)
Accounts payable	(63)	(32)	(7)
Accrued expenses and other liabilities	(453)	(431)	(337)
Net cash provided by operating activities from continuing operations	2,594	2,265	2,353

Cash flows from investing activities from continuing operations:
Purchases of property and revenue earning equipment	(2,135)	(2,683)	(3,234)
Sales of revenue earning equipment	468	532	764
Sales of operating property and equipment	18	19	63
Acquisitions, net of cash acquired	(1)	(314)	(250)
Other investing activities, net	—	—	(6)
Net cash used in investing activities from continuing operations	(1,650)	(2,446)	(2,663)

Cash flows from financing activities from continuing operations:
Net (repayments) borrowings of commercial paper and other	(3)	296	(100)
Debt proceeds	892	1,789	2,307
Debt repayments	(1,119)	(1,479)	(1,481)
Dividends on common stock	(145)	(135)	(128)
Common stock issued, net of tax withholdings on vested stock awards	(12)	10	2
Common stock repurchased	(519)	(321)	(337)
Other financing activities	(6)	(7)	(7)
Net cash (used in) provided by financing activities from continuing operations	(912)	153	256

Effect of exchange rate changes on Cash and cash equivalents	13	(21)	(9)
Increase (Decrease) in Cash and cash equivalents from continuing operations	45	(49)	(63)
Net cash used by operating activities from discontinued operations	(1)	(1)	—
Increase (Decrease) in Cash and cash equivalents	44	(50)	(63)
Cash and cash equivalents at beginning of period	154	204	267
Cash and cash equivalents at end of period	$198	$154	$204
See accompanying Notes to Consolidated Financial Statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Gain
(In millions, except share amounts in thousands)	Amount	Shares	Par				Total
Balance at January 1, 2023	$—	46,287	$23	$1,192	$2,518	$(796)	$2,937
Comprehensive income	—	—	—	—	406	141	547
Common stock dividends declared — $2.66 per share	—	—	—	—	(125)	—	(125)
Common stock issued under employee stock award and stock purchase plans and other (1)	—	1,176	1	1	1	—	3
Common stock repurchased	—	(3,561)	(2)	(89)	(246)	—	(337)
Share-based compensation expense	—	—	—	44	—	—	44
Balance at December 31, 2023	—	43,902	22	1,148	2,554	(655)	3,069
Comprehensive income	—	—	—	—	489	(37)	452
Common stock dividends declared — $3.04 per share	—	—	—	—	(135)	—	(135)
Common stock issued under employee stock award and stock purchase plans and other (1)	—	663	—	9	1	—	10
Common stock repurchased	—	(2,485)	(1)	(55)	(265)	—	(321)
Share-based compensation expense	—	—	—	42	—	—	42
Balance at December 31, 2024	—	42,080	21	1,144	2,644	(692)	3,117
Comprehensive income	—	—	—	—	499	72	571
Common stock dividends declared —$3.44 per share	—	—	—	—	(144)	—	(144)
Common stock issued under employee stock award and stock purchase plans and other (1)	—	512	1	(13)	—	—	(12)
Common stock repurchased	—	(3,175)	(2)	(87)	(430)	—	(519)
Share-based compensation expense	—	—	—	39	—	—	39
Balance at December 31, 2025	$—	39,417	$20	$1,083	$2,569	$(620)	$3,052
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

We report our financial performance based on three business segments: (1) Fleet Management Solutions (FMS), which provides full service leasing, commercial rental and vehicle maintenance services; (2) Supply Chain Solutions (SCS), which provides fully integrated logistics solutions; and (3) Dedicated Transportation Solutions (DTS), which provides turnkey transportation solutions, including dedicated vehicles, professional drivers, management and administrative support. Dedicated transportation services provided as part of an operationally integrated, multi-service supply chain solution to SCS customers are primarily reported in the SCS business segment.

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

Revenue Recognition

We generate revenue primarily through contracts with customers to lease, rent and maintain revenue earning equipment and to provide logistics management and dedicated transportation services. We enter into contracts that can include various combinations of services, which are generally capable of being distinct and accounted for as separate performance obligations. We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are determined, the contract has commercial substance, and collectibility of consideration is probable.
We generally recognize revenue over time as we provide the promised services to our customers in an amount we expect to receive in exchange for those products or services. Revenue is recognized net of amounts collected from customers for taxes, such as sales tax, that are remitted to the applicable taxing authorities.

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

Our customers contract us to provide an integrated service of transportation and / or supply chain logistics services into a single transportation and / or supply chain solution. Therefore, we typically recognize SCS and DTS service contracts as one performance obligation satisfied over time.

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

Cost of services represents the direct costs related to services revenue and is primarily comprised of salaries and employee-related costs, subcontracted transportation (purchased transportation from third parties), fuel, lease expense, insurance and maintenance costs. Costs associated with the activities performed under our maintenance arrangements are primarily comprised of labor, parts and outside repair work and are expensed as incurred.

Fuel Services

Fuel services revenue is reported in our FMS business segment. We provide our FMS customers with access to fuel at our maintenance facilities. Fuel services revenue is invoiced to customers at contracted rates separate from other contracted services, or at retail prices. Revenue from fuel services is recognized when fuel is delivered to customers.
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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

When a business relationship with a customer is initiated, we evaluate collectability from the customer and it is continuously monitored as services are provided. We have a credit rating system based on a combination of internally developed standards and ratings provided by third parties. Our credit rating system, along with monitoring for delinquent payments, allows us to make decisions as to whether collectability is probable at the onset of the relationship and subsequently as we offer services. Factors considered during this process include historical payment trends, industry risks, liquidity of the customer, years in business, judgments, liens, and bankruptcies. Payment terms vary by contract type, although typical terms include a requirement of payment within 10 to 45 days.

Leases

Leases as Lessor

We lease revenue earning equipment to customers for periods generally ranging from three to seven years for trucks and tractors and up to ten years for trailers. We determine if an arrangement is or contains a lease at inception. The standard lease agreement for revenue earning equipment provides both parties the right to terminate; therefore, we evaluate whether the lessee is reasonably certain to exercise the termination option in order to determine the appropriate lease term. If we terminate, the customer has the right (but not obligation) to purchase the vehicle. If the customer terminates, we have the option to require the customer to purchase the vehicle or pay a termination penalty. We also rent revenue earning equipment to customers on a short-term basis, from one day up to one year in length. From time to time, we may also lease facilities to third parties. The majority of our leases are classified as operating leases. However, some of our revenue earning equipment leases are classified as sales-type leases. Refer to Note 6, "Revenue Earning Equipment, Net" for further information on our estimate of residual values of revenue earning equipment which impact our sales-type leases.

Leases as Lessee

We primarily lease facilities, revenue earning equipment and material handling equipment from third parties. We determine if an arrangement is or contains a lease at inception. Operating lease right-of-use (ROU) assets, which represent our right to use an underlying asset for the lease term, and operating lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate of return, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. Operating lease ROU assets exclude lease incentives received. We pay variable lease charges related to property taxes, insurance and maintenance as well as changes in CPI for leased facilities; usage of revenue earning equipment, automated washing machines, vehicles and office equipment; and hours of operation for material handling equipment. For leases with a term of 12 months or less, with the exception of our real estate leases, we do not recognize a ROU asset or liability and recognize lease payments in our income statement on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments is incurred.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lease terms for facilities are generally three to five years with one or more five-year renewal options and the lease terms for revenue earning equipment, material handling equipment, automated washing machines, vehicles and office equipment typically range from three to seven years with no extension options. Certain of our material handling equipment and revenue earning equipment leases have residual value guarantees. For purposes of calculating operating lease ROU assets and operating lease liabilities, lease terms may be deemed to include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. None of our leasing arrangements contain restrictive financial covenants. Lease expense is primarily included in "Cost of services" in the Consolidated Statements of Earnings. For amounts capitalized in the Consolidated Balance Sheets, finance lease ROU assets are included in "Operating property and equipment, net" and "Revenue earning equipment, net." Current operating and finance lease liabilities are included in "Accrued expenses and other current liabilities" and "Short-term debt and current portion of long-term debt," respectively. Noncurrent operating and finance lease liabilities are included in "Other non-current liabilities" and "Long-term debt," respectively. Refer to Note 12, "Leases," for additional information.

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

Self-Insurance Accruals

We retain a portion of the accident risk under vehicle liability, workers’ compensation and other insurance programs. Under our insurance programs, we retain the risk of loss under such insurance programs in various amounts, generally up to $3 million on a per occurrence basis through September 30, 2025. Effective October 1, 2025, our risk of loss for vehicle liability increased to $10 million per occurrence. We continue to maintain various insurance structures, which provide aggregate limits on exposure, and excess insurance policies that fully insure us up to maximum limits, with a diverse group of commercial insurers to limit our exposure on losses above self-insured retentions. Self-insurance accruals are based primarily on an actuarial estimated, undiscounted cost of claims, which includes claims incurred but not reported. Historical loss development factors are utilized to project the future development of incurred losses, and these amounts are adjusted based upon actual claim experience and settlements. Changes in the actuarial estimates of these liabilities are charged or credited to earnings in the period determined. Amounts estimated to be paid within the next year have been classified as “Accrued expenses and other current liabilities” with the remainder included in “Other non-current liabilities” in the Consolidated Balance Sheets.

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

Fair Value Measurements

We carry various assets and liabilities at fair value in the Consolidated Balance Sheets, including vehicles held for sale, pension assets and investments held in Rabbi Trust.

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

The carrying amounts reported in the Consolidated Balance Sheets for Cash and cash equivalents, Receivables, net and Accounts payable approximate fair value due to the immediate or short-term maturities of these financial instruments. Revenue earning equipment held for sale is measured at fair value on a nonrecurring basis and is stated at the lower of carrying amount or fair value less costs to sell. Investments held in Rabbi Trust, pension assets, and derivatives are carried at fair value on a recurring basis. Refer to Note 19, "Employee Benefit Plans," for further information regarding pension assets.
2. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The amendments expand annual tax disclosure requirements, including additional disaggregation in the effective tax rate reconciliation and cash taxes paid. We adopted the new standard effective January 1, 2025, and applied the amendments retrospectively. This ASU did not impact our consolidated financial position, results of operations, or cash flows.

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

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments - Credit Losses (Topic 326). The amendments provides a practical expedient for entities to assume current conditions as of a balance sheet date do not change for the remaining life of the financial assets. We adopted the practical expedient prospectively on December 31, 2025, and this ASU did not impact our consolidated financial position, results of operations or cash flows.

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table set forth financial information regularly provided and reviewed by our Chair and Chief Executive Officer (our Chief Operating Decision Maker "CODM"), to analyze financial performance, make strategic decisions and allocate resources. The table also provides a reconciliation between Segment EBT and Earnings from continuing operations before income taxes (in millions):

2025	FMS	SCS	DTS	Elimination(1)	Total
Revenue	$5,845	$5,459	$2,343	$(982)	$12,665

Direct operating costs	4,548	4,853	2,178
Used vehicle sales, net	(22)	—	—
Other segment items (2)	818	251	25
Segment EBT	$501	$355	$140	$(131)	865
Unallocated Central Support Services					(83)
Intangible amortization expense (3)					(52)
Non-operating pension costs, net (4)					(36)
Other items impacting comparability, net (5)					(9)
Earnings from continuing operations before income taxes					$685
2024
Revenue	$5,888	$5,300	$2,446	$(998)	$12,636

Direct operating costs	4,638	4,735	2,270
Used vehicle sales, net	(72)	—	—
Other segment items (2)	806	233	51
Segment EBT	$516	$332	$125	$(134)	839
Unallocated Central Support Services					(71)
Intangible amortization expense (3)					(53)
Non-operating pension costs, net (4)					(41)
Other items impacting comparability, net (5)					(13)
Earnings from continuing operations before income taxes					$661
2023
Revenue	$5,930	$4,875	$1,785	$(807)	$11,783

Direct operating costs	4,651	4,420	1,634
Used vehicle sales, net	(194)	—	—
Other segment items (2)	808	224	30
Segment EBT	$665	$231	$121	$(95)	922
Unallocated Central Support Services					(72)
Intangible amortization expense (3)					(35)
Non-operating pension costs, net (4)					(40)
Other items impacting comparability, net (5)					(157)
Earnings from continuing operations before income taxes					$618
_______________
(1)Represents the intercompany revenues in our FMS business segment and Inter-Segment EBT.
(2)Other segment items for each reportable segment include indirect costs and also include Equipment Contribution for SCS and DTS.
(3)Refer to Note 9, "Intangible Assets, Net," for a discussion on this item.
(4)Refer to Note 19, "Employee Benefit Plans," for a discussion on this items.
(5)Refer to Note 20, “Other Items Impacting Comparability,” for a discussion of items excluded from our primary measure of segment performance.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table sets forth depreciation expense and other non-cash charges, net, interest expense and cash paid for the purchase of property and revenue earning equipment for the years presented as provided to the CODM for each of our business segments. Total assets of our business segments are not provided to the CODM.

	Depreciation expense and other non-cash charges, net (1)			Interest expense			Purchases of property and revenue earning equipment
(in millions)	2025	2024	2023	2025	2024	2023	2025	2024	2023
FMS	$1,762	$1,775	$1,677	$377	$362	$292	$1,963	$2,616	$3,085
SCS	401	371	366	19	17	8	154	50	117
DTS	18	19	11	8	8	(3)	3	1	1
CSS	59	63	31	—	(1)	(1)	15	16	31
Total	$2,240	$2,228	$2,085	$404	$386	$296	$2,135	$2,683	$3,234
_______________
(1)Other non-charges, net primarily includes operating lease right-of-use (ROU) assets amortization.

Geographic Information

	December 31,
(In millions)	2025	2024
Long-lived assets:
United States	$9,478	$9,758
Canada	605	563
Mexico	83	69
Total	$10,166	$10,390

4. REVENUE

Disaggregation of Revenue

Primary Geographical Markets

The following tables disaggregate our revenue recognized by primary geographical market by our business segments.

	2025
(In millions)	FMS	SCS	DTS	Eliminations	Total
United States	$5,548	$4,830	$2,343	$(939)	$11,782
Canada	297	294	—	(43)	548
Mexico	—	335	—	—	335
Total revenue	$5,845	$5,459	$2,343	$(982)	$12,665

	2024
(In millions)	FMS	SCS	DTS	Eliminations	Total
United States	$5,585	$4,697	$2,446	$(955)	$11,773
Canada	303	278	—	(43)	538
Mexico	—	325	—	—	325
Total revenue	$5,888	$5,300	$2,446	$(998)	$12,636

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	2023
(In millions)	FMS	SCS	DTS	Eliminations	Total
United States	$5,616	$4,295	$1,785	$(764)	$10,932
Canada	314	267	—	(43)	538
Mexico	—	313	—	—	313
Total revenue	$5,930	$4,875	$1,785	$(807)	$11,783

Product Line

Our FMS revenue disaggregated by line of service is as follows:

(In millions)	2025	2024	2023
ChoiceLease	$3,510	$3,446	$3,181
Commercial rental	937	976	1,178
SelectCare and other	680	694	694
Fuel services revenue	718	772	877
Fleet Management Solutions	$5,845	$5,888	$5,930

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

Our SCS business segment included revenue from the following industries:

(In millions)	2025	2024	2023
Omnichannel retail	$1,878	$1,726	$1,757
Automotive	1,542	1,580	1,600
Consumer packaged goods	1,213	1,182	965
Industrial and other	826	812	553
Total SCS revenue	$5,459	$5,300	$4,875

Lease & Related Maintenance and Rental Revenue

The non-lease revenue from maintenance services related to our ChoiceLease product is recognized in "Lease & related maintenance and rental revenue" in the Consolidated Statements of Earnings. We recognized $1.0 billion in 2025, $972 million in 2024 and $963 million in 2023.

Deferred Revenue

The following table includes the changes in deferred revenue due to the collection and deferral of cash or the satisfaction of our performance obligation under the contract:

(In millions)	2025	2024	2023
Balance as of beginning of period	$600	$545	$544
Recognized as revenue during period from beginning balance	(159)	(174)	(166)
Consideration deferred during period, net	240	231	168
Foreign currency translation adjustment and other	3	(2)	(1)
Balance as of end of period	$684	$600	$545

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Contracted Not Recognized Revenue

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized (contracted not recognized revenue). Contracted not recognized revenue was $3.4 billion and $3.1 billion as of December 31, 2025 and 2024, respectively, and primarily includes deferred revenue and amounts for full service ChoiceLease maintenance revenue that will be recognized as revenue in future periods as we provide maintenance services to our customers. Contracted not recognized revenue excludes (1) variable consideration as it is not included in the transaction price consideration allocated at contract inception, (2) revenues from the lease component of our ChoiceLease product and all the revenue from the commercial rental product, (3) revenues from contracts with an original duration of one year or less, including SelectCare contracts, and (4) revenue from SCS, DTS and other contracts where there are remaining performance obligations when we have the right to invoice but the revenue to be recognized in the future corresponds directly with the value to be delivered to the customer.

Sales Commissions and Contract Origination Costs

The sales commission and setup costs capitalized as of the period ended and the amortization expense for the years ended were as follows:

	December 31,		Amortization expense
(In millions)	2025	2024	2025	2024	2023
Sales commissions	$102	$109	$41	$46	$47
Contract origination costs	$83	$75	$31	$34	$30

5. RECEIVABLES, NET

	December 31,
(In millions)	2025	2024
Trade	$1,667	$1,634
Sales-type leases	184	161
Other, primarily warranty and insurance	81	104
	1,932	1,899
Allowance for credit losses and other	(35)	(38)
Receivables, net	$1,897	$1,861

The following table provides a reconciliation of our allowance for credit losses and other:

(In millions)	2025	2024
Balance as of beginning of period	$38	$42
Changes to provisions for credit losses	27	26
Write-offs and other	(30)	(30)
Balance as of end of period	$35	$38
6. REVENUE EARNING EQUIPMENT, NET

(In millions)	Estimated Useful Lives	December 31, 2025			December 31, 2024
		Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
Held for use:	(In years)
Trucks	3 — 7	$6,183	$(2,216)	$3,967	$6,252	$(2,210)	$4,042
Tractors	4 — 7.5	6,567	(2,843)	3,724	6,721	(2,739)	3,982
Trailers and other	9.5 — 12	1,754	(723)	1,031	1,695	(671)	1,024
Held for sale		856	(680)	176	781	(623)	158
Total		$15,360	$(6,462)	$8,898	$15,449	$(6,243)	$9,206

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Total depreciation expense related to revenue earning equipment primarily used in our FMS segment was $1.5 billion in 2025, 2024 and 2023.

Residual Value Estimate Changes
We periodically review and adjust, as appropriate, the estimated residual values of existing revenue earning equipment for the purposes of recording depreciation expense. Reductions in estimated residual values will increase depreciation expense over the remaining useful life of the vehicle. Conversely, an increase in estimated residual values will decrease depreciation expense over the remaining useful life of the vehicle. Our review of the estimated residual values of revenue earning equipment is based on vehicle class (generally subcategories of trucks, tractors and trailers by weight and usage), historical and current market prices, third-party expected future market prices, expected lives of vehicles, and expected sales in the wholesale or retail markets, among other factors. A variety of factors, many of which are outside of our control, could cause residual value estimates to differ from actual used vehicle sales pricing, such as changes in supply and demand of used vehicles; volatility in market conditions; changes in vehicle technology; competitor pricing; regulatory requirements; wholesale market prices; customer requirements and preferences; and changes in underlying assumption factors. We have disciplines related to the management and maintenance of our vehicles designed to manage the risk associated with the residual values of our revenue earning equipment.

Effective January 1, 2025, we made an immaterial adjustment to certain vehicles' estimated residual values based on this review. In 2024 and 2023, we did not adjust the estimated residual values of existing revenue earning equipment.
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
The following table presents our assets held for sale that are measured at fair value on a nonrecurring basis and considered a Level 3 fair value measurement:

	December 31,		Losses from Valuation Adjustments
(In millions)	2025	2024	2025	2024	2023
Revenue earning equipment held for sale:
Trucks	$26	$10	$21	$14	$6
Tractors	29	27	19	12	9
Trailers and other	5	3	7	5	5
Total assets at fair value	$60	$40	$47	$31	$20
The table above reflects only the revenue earning equipment held for sale where net book values exceeded fair values and valuation adjustments were recorded. The net book value of assets held for sale that were less than fair value was $116 million and $118 million as of December 31, 2025 and 2024, respectively.
The components of Used vehicle sales, net were as follows:

(In millions)	2025	2024	2023
Gains on vehicle sales, net	$(69)	$(103)	$(216)
Losses from valuation adjustments	47	31	20
Used vehicle sales, net	$(22)	$(72)	$(196)

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
7. OPERATING PROPERTY AND EQUIPMENT, NET

	Estimated Useful Lives (In years)	December 31,
(Dollars in millions)		2025	2024
Land	—	$233	$230
Buildings and improvements	1 — 40	1,156	1,124
Machinery and equipment	2 — 10	1,373	1,322
Other	1 — 30	211	164
		2,973	2,840
Accumulated depreciation		(1,705)	(1,656)
Operating property and equipment, net		$1,268	$1,184

(In millions)	2025	2024	2023
Operating property and equipment depreciation expense (1)	$217	$203	$228
————————————
(1)During 2023, we recorded asset impairments of $35 million related to a SCS customer bankruptcy.

8. GOODWILL
The carrying amount of goodwill attributable to each business segment with changes therein was as follows:

(In millions)	FMS	SCS	DTS	Total
Balance as of January 1, 2024	$245	$654	$41	$940
Acquisitions (1)	15	18	186	219
Foreign currency translation adjustment	—	(1)	—	(1)
Balance as of December 31, 2024	260	671	227	1,158
Acquisitions (1)	(9)	1	2	(6)
Balance as of December 31, 2025	$251	$672	$229	$1,152
_______________
(1)Refer to Note 23, "Acquisitions," for additional information.

9. INTANGIBLE ASSETS, NET

	December 31, 2025
(In millions)	FMS	SCS	DTS	CSS	Total
Indefinite lived intangible assets — Trade name	$—	$—	$—	$9	$9
Finite lived intangible assets, primarily customer relationships (1)	58	495	92	—	645
Accumulated amortization	(48)	(164)	(30)	—	(242)
Total	$10	$331	$62	$9	$412

	December 31, 2024
(In millions)	FMS	SCS	DTS	CSS	Total
Indefinite lived intangible assets — Trade name	$—	$—	$—	$9	$9
Finite lived intangible assets, primarily customer relationships (1)	49	495	92	—	636
Accumulated amortization	(47)	(123)	(18)	—	(188)
Total	$2	$372	$74	$9	$457
 ___________________
(1)Includes $116 million of customer relationships related to the acquisition of CLH Parent Corporation (Cardinal Logistics) in 2024. Refer to Note 23, "Acquisitions," for additional information.

The Ryder trade name has been identified as having an indefinite useful life. We recognized intangible asset amortization expense of $52 million in 2025, of which $53 million is associated with finite lived intangible assets, partially offset by $1 million relating to the amortization of unfavorable lease assets recorded in Operating lease right-of-use assets in the

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Consolidated Balance Sheets. In 2024, we recognized intangible assets amortization expense of $53 million, of which $51 million is associated with finite lived intangible assets and $2 million relates to favorable lease asset amortization. The future amortization expense for each of the five succeeding years related to all intangible assets that are currently reported in the Consolidated Balance Sheets is estimated to range from $45 - $52 million per year for 2026 - 2030.

10. ACCRUED EXPENSES AND OTHER LIABILITIES

	December 31, 2025			December 31, 2024
(In millions)	Accrued expenses and other current liabilities	Other non-current liabilities	Total	Accrued expenses and other current liabilities	Other non-current liabilities	Total
Operating lease liabilities (1)	$303	$732	$1,035	$302	$804	$1,106
Deferred revenue	161	523	684	160	440	600
Self-insurance	198	356	554	193	349	542
Salaries and wages	226	—	226	197	—	197
Deferred compensation	11	145	156	7	127	134
Pension and other employee benefits	25	101	126	26	156	182
Operating taxes	124	—	124	134	—	134
Deposits, mainly from customers	67	—	67	67	—	67
Interest	60	—	60	65	—	65
Other	95	66	161	172	78	250
Total	$1,270	$1,923	$3,193	$1,323	$1,954	$3,277
_____________________
(1) Refer to Note 12, "Leases," for further information.

Self-insurance accruals include vehicle liability, workers’ compensation, property damage, cargo, medical and dental, which comprise our self-insurance programs.
Changes to self-insurance accruals consisted of the following:

(In millions)	2025	2024	2023
Balance as of beginning of period	$542	$459	$463
Additions charged to earnings	709	628	520
Employee contributions to medical and dental self-insurance plans	121	117	103
Claim payments and write-offs	(818)	(662)	(627)
Balance as of end of period	$554	$542	$459

11. INCOME TAXES
One Big Beautiful Bill Act
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law. OBBBA permanently reinstated 100% tax bonus depreciation, restored earnings before interest, taxes, depreciation and amortization as the basis for calculating the business interest expense limitation, restored immediate expensing for domestic research and experimental expenditures, and modified the Global Intangible Low-Taxed Income regime, among other items. OBBBA has multiple effective dates, with certain provisions effective in 2025, and others implemented through 2027. These changes reduced our annual U.S. federal cash tax liability by approximately $200 million in 2025 and had no material impact on our effective income tax rate.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The components of "Earnings from continuing operations before income taxes" and the "Provision for income taxes" from continuing operations in the Consolidated Statements of Earnings were as follows:

(In millions)	2025	2024	2023
Earnings from continuing operations before income taxes
United States	$576	$555	$479
Foreign	109	106	139
Total	$685	$661	$618

Provision for income taxes
Current tax expense from continuing operations:
Federal	$6	$112	$35
State	22	15	45
Foreign	26	24	17
	54	151	97
Deferred tax expense (income) from continuing operations:
Federal	114	(13)	88
State	14	28	(8)
Foreign	2	6	35
	130	21	115
Total	$184	$172	$212

Federal, state, and foreign net operating losses were utilized to offset current income taxes payable resulting in tax benefits of $3 million, $10 million, and $56 million in 2025, 2024 and 2023, respectively.

A reconciliation of the federal statutory tax rate with the effective tax rate from continuing operations follows:

	December 31, 2025		December 31, 2024		December 31, 2023
(Percentage of pre-tax earnings)	Amount	Percent	Amount	Percent	Amount	Percent
U.S. federal statutory tax rate	$144	21.0%	$139	21.0%	$130	21.0%
State income taxes, net of federal income tax effect (1)	32	4.7%	37	5.6%	31	5.0%
Foreign tax effects
U.K. loss carryforward write-off	—	—%	—	—%	10	1.6%
U.K. other	4	0.5%	—	—%	1	0.2%
Canadian provincial taxes	9	1.4%	9	1.4%	10	1.7%
Other foreign jurisdictions	(6)	(0.9)%	(1)	(0.2)%	2	0.3%
Effect of cross-border tax laws
Global intangible low-taxed income	—	—%	—	—%	8	1.2%
Tax credits
Foreign tax credit	—	—%	(6)	(0.8)%	(10)	(1.5)%
Other	(3)	(0.4)%	(3)	(0.5)%	—	—%
Nontaxable or nondeductible items
Currency translation adjustment	—	—%	—	—%	34	5.5%
Other	4	0.5%	1	0.2%	(1)	(0.2)%
Changes in unrecognized tax benefits	1	0.1%	(6)	(0.8)%	(2)	(0.3)%
Other	(1)	(0.1)%	2	0.1%	(1)	(0.2)%
Effective tax rate	$184	26.8%	$172	26.0%	$212	34.3%
_______________
(1)States that make up the majority (greater than 50 percent) of the tax effect in this category are: in 2025, TX, CA, IL, FL, PA, MI, NJ, and GA; in 2024, TX, CA, IL, FL, PA, GA, NJ, MI and IN; in 2023, TX, CA, IL, FL, PA and GA.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A reconciliation of the income taxes paid, net of refunds by jurisdiction was as follows:

(In millions)	2025	2024	2023
U.S. federal	$10	$157	$24
U.S. state & local
Texas	5	4	5
California	—	3	7
Illinois	—	2	7
New Jersey	3	1	2
Other	5	22	26
Total U.S. state & local	13	32	47
Foreign
Mexico	17	10	13
Canada	12	8	9
Other	—	—	3
Total foreign	29	18	25
Total income taxes paid, net of refunds	$52	$207	$96
Deferred Income Taxes
The components of the net deferred income tax liability were as follows:

	December 31,
(In millions)	2025	2024
Deferred income tax assets:
Self-insurance accruals	$135	$131
Operating lease liabilities (1)	262	282
Net operating loss carryforwards	53	33
Accrued compensation and benefits	117	102
Pension benefits	23	35
Deferred revenue	23	23
Interest expense limitation	8	75
Other	56	47
	677	728
Valuation allowance	(14)	(12)
	663	716
Deferred income tax liabilities:
Property and equipment basis differences	(2,058)	(1,993)
Operating right-of-use lease assets (1)	(253)	(268)
Intangible assets bases difference	(89)	(92)
Other	(55)	(20)
	(2,455)	(2,373)
Net deferred income tax liability (2)	$(1,792)	$(1,657)
_______________
(1)Prior period amounts have been revised.
(2)Deferred tax assets of $16 million and $14 million have been included in "Sales-type leases and other assets" as of December 31, 2025 and 2024.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Changes to the valuation allowance on deferred tax assets consisted of the following:

(In millions)	2025	2024	2023
Balance at January 1	$12	$87	$88
Additions	2	—	—
Deductions	—	(75)	(1)
Balance as of December 31	$14	$12	$87
As of December 31, 2025, we have a cumulative valuation allowance of $14 million against our deferred tax assets, a net increase of $2 million from the prior year. The $75 million decrease in 2024 is primarily due to the cessation of all business activities by a foreign subsidiary on December 27, 2024, which resulted in the write-off of the subsidiary's net operating loss deferred tax asset and the associated valuation allowance. The valuation allowance is subject to change in future years based on the availability of future sources of taxable income.
In 2025, we repatriated $40 million of current year earnings from our Canada subsidiaries with minimal tax cost. In 2024, we repatriated $14 million of current year earnings from our Mexico subsidiary with minimal tax cost. As of December 31, 2025, we continue to consider our U.K. earnings to no longer be indefinitely reinvested and determined that there was no impact to deferred taxes. We consider the undistributed earnings of our Mexico subsidiary generated through 2023 to be indefinitely reinvested. As of 2024, we no longer assert that the current year earnings of our Mexico subsidiary are indefinitely reinvested. We consider the undistributed earnings of our Canada subsidiary generated through 2024 to be indefinitely reinvested. During 2025, we no longer assert that current year earnings of our Canada subsidiary are indefinitely reinvested. The estimated taxes associated with the repatriation of these earnings are not material. Our remaining foreign jurisdictions are indefinitely reinvested.
Any future repatriations of unremitted earnings could be subject to additional federal, state and foreign income taxes, withholding taxes, and/or the tax impact of foreign currency exchange gains or losses. The amount of the unrecognized deferred tax liability associated with these undistributed foreign earnings is not practicable to determine due to the complexities associated with the hypothetical calculations used in evaluating whether we will maintain the indefinite reinvestment assertion on the remaining foreign subsidiaries.
Our carryforwards for net operating losses and tax benefits with the related valuation allowances were as follows:

	December 31, 2025			December 31, 2024
(Dollars in millions)	Carryforwards (1)	Valuation Allowance	Net Carryforwards	Carryforwards (1)	Valuation Allowance	Net Carryforwards
Net operating losses and tax benefits
U.S. Federal jurisdictions (expires 2034 - 2037)	$8	$(2)	$6	$6	$(3)	$3
U.S. Federal jurisdictions (with no expiration)	25	—	25	11	—	11
U.S. State jurisdictions (expires 2026 - 2045)	26	(1)	25	27	—	27
U.S. State jurisdictions (with no expiration)	5	—	5	3	—	3
Foreign jurisdictions (expires 2031 - 2043)	5	(5)	—	7	(7)	—
Foreign jurisdictions (with no expiration)	5	(6)	(1)	4	(2)	2
Total carryforwards	$74	$(14)	$60	$58	$(12)	$46
_______________
(1)Net operating losses are shown before unrecognized tax benefits. State amounts presented net of federal benefits.

Amounts in the table may not be additive due to rounding.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
U.S. federal net operating loss deductions are limited to 80% of taxable income for losses generated in taxable years beginning after December 31, 2017. As of December 31, 2025, $14 million of our U.S. federal net operating loss carryforwards are subject to limitations under IRC Section 382.
Uncertain Tax Positions
In many cases, our uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. The following table summarizes these open tax years by jurisdiction:

Jurisdiction	Open Tax Year
United States (Federal)	2019, 2022 - 2025
Canada	2013 - 2015, 2018 - 2025
Mexico	2020 - 2025
United Kingdom (discontinued operations)	2024 - 2025
Brazil (discontinued operations)	2021- 2025
The following table summarizes the activity related to unrecognized tax benefits (excluding the federal benefit received from state positions):

(In millions)	2025	2024	2023
Balance at January 1	$26	$32	$34
Increases related to tax positions taken during the current year	1	2	2
Increases related to tax positions taken during prior years	7	—	—
Reductions due to lapse of applicable statutes of limitation	(7)	(8)	(4)
Total before interest and penalties at December 31	27	26	32
Interest and penalties	2	3	3
Balance at December 31	$29	$29	$35
Of the total unrecognized tax benefits as of December 31, 2025, $25 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods.
12. LEASES
Leases as Lessor

The components of revenue from leases were as follows:

(In millions)	2025	2024	2023
Operating leases
Lease income related to ChoiceLease (1)	$1,606	$1,551	$1,483
Lease income related to commercial rental (2)	$883	$928	$1,123

Sales-type leases
Interest income related to net investment in leases	$90	$75	$56

Variable lease income excluding commercial rental (1) (2)	$292	$304	$308
________________________
(1)In 2024, amounts have been revised.
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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The components of the net investment in sales-type leases, which are included in "Receivables, net" and "Sales-type leases and other assets" in the Consolidated Balance Sheets, were as follows:

	December 31,
(In millions)	2025	2024
Net investment in the lease - lease payment receivable	$860	$818
Net investment in the lease - unguaranteed residual value in assets	54	49
	914	867
Estimated loss allowance	(5)	(5)
Total	$909	$862

Maturities of sales-type lease receivables as of December 31, 2025, were as follows:

Years ending December 31,	(In millions)
2026	$261
2027	225
2028	207
2029	159
2030	115
Thereafter	136
Total undiscounted cash flows	1,103
Present value of lease payments (recognized as lease receivables)	(860)
Difference between undiscounted cash flows and discounted cash flows	$243
Operating lease payments expected to be received as of December 31, 2025, were as follows:

Years ending December 31,	(In millions)
2026	$1,321
2027	1,059
2028	838
2029	641
2030	433
Thereafter	310
Total undiscounted cash flows	$4,602
Leases as Lessee

The components of lease expense were as follows:

(In millions)	2025	2024	2023
Finance lease cost
Amortization of right-of-use-assets	$37	$20	$15
Interest on lease liabilities	6	3	2
Operating lease cost	381	374	271
Short-term lease and other	13	8	10
Variable lease cost	64	54	50
Sublease income	(14)	(29)	(41)
Total lease cost	$487	$430	$307

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Operating and finance lease ROU assets and lease liabilities included in the Consolidated Balance Sheets were as follows:

	December 31,
	2025		2024
(In millions)	Operating	Finance	Operating	Finance
Noncurrent assets	$1,000	$112	$1,055	$75
Current liabilities	$303	$35	$302	$22
Noncurrent liabilities	$732	$78	$804	$54

	December 31,
	2025	2024
Weighted-average remaining lease term
Operating	4 years	5 years
Finance	4 years	4 years
Weighted-average discount rate
Operating	5.5%	5.4%
Finance	4.9%	5.1%
Maturities of operating and finance lease liabilities were as follows (in millions):

	Operating Leases	Finance Leases
Years ending December 31,			Total
2026	$349	$40	$389
2027	289	34	323
2028	208	26	234
2029	124	15	139
2030	81	7	88
Thereafter	111	2	113
Total lease payments	1,162	124	1,286
Less: Imputed Interest	(127)	(11)	(138)
Present value of lease liabilities	$1,035	$113	$1,148
________________________
Note: Amounts may not be additive due to rounding.
As of December 31, 2025, we have entered into $34 million of additional facility operating leases that have not yet commenced. The operating leases will commence in 2026 with lease terms of generally 10 years.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
13. DEBT

	Weighted Average Interest Rate
(Dollars in millions)	December 31, 2025	December 31, 2024	Maturities	December 31, 2025	December 31, 2024
Debt:
Trade receivables financing program	4.31%	5.06%	2026	$20	$20
U.S. commercial paper	4.07%	4.78%	2030	865	868
Unsecured medium term note issued April 2020	4.63%	4.63%	2025	—	400
Unsecured medium term note issued May 2020	3.35%	3.35%	2025	—	400
Unsecured medium term note issued December 1995	6.95%	6.95%	2025	—	150
Unsecured medium term note issued November 2021	4.81%	5.53%	2026	300	300
Unsecured medium term note issued November 2019	2.90%	2.90%	2026	400	400
Unsecured medium term note issued February 2022	3.94%	4.27%	2027	450	450
Unsecured medium term note issued May 2022	4.30%	4.30%	2027	300	300
Unsecured medium term note issued February 2024	5.30%	5.30%	2027	350	350
Unsecured medium term note issued February 2023	5.65%	5.65%	2028	500	500
Unsecured medium term note issued May 2023	5.25%	5.25%	2028	650	650
Unsecured medium term note issued November 2023	6.30%	6.30%	2028	400	400
Unsecured medium term note issued February 2024	5.38%	5.38%	2029	550	550
Unsecured medium term note issued May 2024	5.50%	5.50%	2029	300	300
Unsecured medium term note issued August 2024	4.95%	4.95%	2029	300	300
Unsecured medium term note issued November 2024	4.90%	4.90%	2029	300	300
Unsecured medium term note issued February 2025	5.00%	—%	2030	300	—
Unsecured medium term note issued May 2025	4.85%	—%	2030	300	—
Unsecured medium term note issued November 2025	4.30%	—%	2030	300	—
Unsecured medium term note issued November 2023	6.60%	6.60%	2033	600	600
Unsecured U.S. obligations	5.14%	5.14%	2027	275	275
Asset-backed U.S. obligations (1)	3.69%	3.59%	2026-2030	120	252
Finance lease obligations and other			2026-2032	113	76
				7,693	7,841
Fair market value adjustment on medium-term notes (2)				(11)	(25)
Debt issuance costs and original issue discounts				(37)	(37)
Total debt (3)				7,645	7,779
Short-term debt and current portion of long-term debt				(819)	(1,120)
Long-term debt				$6,826	$6,659
_______________
(1)Asset-backed U.S. obligations are financing transactions backed by a portion of our revenue earning equipment.
(2)Included in "Other non-current liabilities" within the Consolidated Balance Sheets. The notional amount of the executed interest rate swaps designated as fair value hedges was $500 million as of both December 31, 2025 and 2024.
(3)The unsecured medium-term notes bear semi-annual interest.

The fair value of total debt (excluding finance lease and asset-backed U.S. obligations) was approximately $7.6 billion as of December 31, 2025 and 2024, respectively. For publicly-traded debt, estimates of fair value were based on market prices. For other debt, fair value was estimated based on a model-driven approach using rates currently available to us for debt with similar terms and remaining maturities. The fair value measurements of our publicly-traded debt and our other debt were classified within Level 2 of the fair value hierarchy.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Debt Proceeds and Repayments

The following table includes our debt proceeds and repayments in 2025:

(In millions)	Debt Proceeds		Debt Repayments
Medium-term notes (1)	$892	Medium-term notes	$950
U.S. and foreign term loans, finance lease obligations and other	—	U.S. and foreign term loans, finance lease obligations and other	169
Total debt proceeds	$892	Total debt repaid	$1,119
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
Contractual maturities of total debt are as follows:

Years ending December 31,	(In millions)
2026	790
2027	1,388
2028	1,564
2029	1,472
2030	1,766
Thereafter	600
Finance lease obligations (Refer to Note 12, "Leases")	113
7,693
Fair market value adjustment on medium-term notes	(11)
Debt issuance costs and original issue discounts	(37)
Total debt	$7,645

Credit Arrangements

Our borrowing capacity under the revolving credit facility and trade receivables financing program was as follows:

	December 31, 2025
(In millions)	Borrowing Capacity	Outstanding	Available
Revolving credit facility	$1,600	$865	$735
Trade receivables financing facility (1)	300	99	201
Total	$1,900	$964	$936
_______________
(1)Includes borrowings of $20 million and letters of credit outstanding of $79 million.

Revolving Credit Facility

We maintain a $1.6 billion committed revolving credit facility, which supports U.S. and Canadian commercial paper programs, with a syndicate of eleven lending institutions that expires in April 2030. The agreement provides for annual facility fees which range from 7 to 17.5 basis points based on our long-term credit ratings. The annual facility fee is 10.0 basis points as of December 31, 2025. The credit facility is primarily used to finance working capital and vehicle purchases, but can also be used to issue up to $150 million in letters of credit (there were no letters of credit outstanding against the facility as of December 31, 2025.) At our option, the interest rate on borrowings under the credit facility is based on specific risk-free rates.

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
Trade Receivables Financing Program

We maintain a trade receivables purchase and sale program, pursuant to which we sell certain of our domestic trade accounts receivable to a bankruptcy remote, consolidated subsidiary of Ryder, that in turn sells, on a revolving basis, an ownership interest in certain of these accounts receivable to a committed purchaser. The subsidiary is considered a VIE and is consolidated based on our control of the entity’s activities. The credit facility associated with this program is used to provide additional liquidity to fund our operations and to issue letters of credit, particularly when it is cost effective to do so. The credit facility has a commitment fee of 35 to 55 basis points depending on the utilization of the credit facility and the borrowing capacity. Borrowings bear interest at a variable interest rate based on the 30-day term SOFR rate plus 90 basis points or the A1/P1 commercial paper yield rate plus 80 basis points. In April 2025, we extended the credit facility maturity until April 2026. In September 2025, we amended this credit facility to permit an increase in borrowing capacity of up to $200 million for a maximum borrowing of $500 million, subject to lender approval. As of December 31, 2025, this credit facility's borrowing capacity was $300 million.

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

As of December 31, 2025 and 2024, we had letters of credit and surety bonds outstanding, which primarily guarantee various insurance activities as noted in the following table:

	December 31,
(In millions)	2025	2024
Letters of credit	$262	$292
Surety bonds	$257	$191

15. SHARE REPURCHASE PROGRAMS

We currently maintain two share repurchase programs approved by our board of directors. The first program authorizes management to repurchase up to 1.5 million shares issued to employees under our employee stock plans since August 31, 2025, under an anti-dilutive program (the "2025 Anti-Dilutive Program"). The second program grants management discretion to repurchase up to 2 million shares of common stock over a period of two years under a discretionary share repurchase program (the "October 2025 Discretionary Program"). Share repurchases under both programs can be made from time to time using our working capital and other borrowing sources. Shares are repurchased under open-market transactions and trading plans established pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The timing and actual number of shares repurchased are subject to market conditions, legal requirements and other factors, including balance sheet leverage, availability of acquisitions and stock price.

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

The following table provides the activity for shares repurchased and retired:

	2025		2024		2023
(In millions)	Shares	Amount	Shares	Amount	Shares	Amount
2025 Anti-Dilutive Program (1)	—	$4	—	$—	—	$—
2023 Anti-Dilutive Program (expired in October 2025)	0.5	82	0.7	83	0.1	11
2021 Anti-Dilutive Program (expired in October 2023)	—	—	—	—	1.0	96
Anti-Dilutive Programs	0.5	86	0.7	83	1.1	107

October 2025 Discretionary Program (1)	1.0	164	—	—	—	—
October 2024 Discretionary Program (superseded in October 2025)	1.7	268	0.2	33	—	—
October 2023 Discretionary Program (expired in September 2024)	—	—	1.6	205	0.4	44
February 2023 Discretionary Program (expired in September 2023)	—	—	—	—	2.0	186
Discretionary Programs	2.7	432	1.8	238	2.4	230
Total	3.2	$519	2.5	$321	3.6	$337
_____________________
(1)Program commenced October 2025 and expires October 2027.

Amounts in the table may not be additive due to rounding.

16. ACCUMULATED OTHER COMPREHENSIVE LOSS

Comprehensive income presents a measure of all changes in shareholders’ equity except for changes resulting from transactions with shareholders in their capacity as shareholders. The following summary sets forth the components of Accumulated other comprehensive loss, net of taxes:

(In millions)	Currency Translation Adjustments	Net Actuarial (Loss) Gain and Prior Service Costs	Unrealized (Loss) Gain from Cash Flow Hedges	Accumulated Other Comprehensive (Loss) Gain
December 31, 2022	$(238)	$(566)	$8	$(796)
Other comprehensive income (loss), net of taxes, before reclassifications	37	(91)	(1)	(55)
Amounts reclassified from AOCI, net of taxes	183	20	(7)	196
Net current-period Other comprehensive income (loss), net of taxes	220	(71)	(8)	141
December 31, 2023	(18)	(637)	—	(655)
Other comprehensive income (loss), net of taxes, before reclassifications	(76)	17	5	(54)
Amounts reclassified from AOCI, net of taxes	(2)	23	(4)	17
Net current-period Other comprehensive income (loss), net of taxes	(78)	40	1	(37)
December 31, 2024	(96)	(597)	1	(692)
Other comprehensive income (loss), net of taxes, before reclassifications	53	(3)	(2)	48
Amounts reclassified from AOCI, net of taxes	—	25	(1)	24
Net current-period Other comprehensive income (loss), net of taxes	53	22	(3)	72
December 31, 2025	$(43)	$(575)	$(2)	$(620)

In 2023, we recognized a non-cash, cumulative currency translation adjustment loss of $183 million, net of tax, as a result of the FMS U.K. business exit, which is included in "Currency translation adjustment loss" in our Consolidated Statements of

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Earnings. The cumulative currency translation adjustment loss had no impact on our consolidated financial position or cash flows.
17. EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per common share from continuing operations:

(Dollars in millions, except per share amounts; share amounts in thousands)	2025	2024	2023
Earnings per common share — Basic
Earnings from continuing operations	$501	$489	$406
Less: Distributed and undistributed earnings allocated to unvested stock	(3)	(3)	(2)
Earnings from continuing operations available to common shareholders	$498	$486	$404

Weighted average common shares outstanding	40,799	43,079	45,383

Earnings from continuing operations per common share — Basic	$12.20	$11.29	$8.89

Earnings per common share — Diluted
Earnings from continuing operations available to common shareholders — Diluted	$501	$489	$406

Weighted average common shares outstanding — Basic	40,799	43,079	45,383
Effect of dilutive equity awards	1,004	1,155	1,104
Weighted average common shares outstanding — Diluted	41,803	44,234	46,488

Earnings from continuing operations per common share — Diluted	$11.99	$11.06	$8.73

Anti-dilutive equity awards not included in diluted EPS	50	66	825
____________________
Amounts in the table may not recalculate due to rounding of earnings and shares.

18. SHARE-BASED COMPENSATION PLANS

The following table provides information on Share-based compensation expense and related income tax benefits recognized:

(In millions)	2025	2024	2023
Unvested stock awards	$36	$40	$42
Stock option and employee stock purchase plans	3	2	2
Share-based compensation expense	39	42	44
Income tax benefit	(4)	(5)	(6)
Share-based compensation expense, net of tax	$35	$37	$38

Total unrecognized pre-tax compensation expense related to share-based compensation arrangements as of December 31, 2025 was $40 million and is expected to be recognized over a weighted-average period of approximately 1.8 years. The total fair value of equity awards vested was $32 million, $33 million, and $41 million, during 2025, 2024, and 2023, respectively. The total cash received from employees under all share-based employee compensation arrangements was $20 million, $33 million, and $38 million during 2025, 2024, and 2023, respectively.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Share-Based Incentive Awards

Share-based incentive awards are provided to employees under the terms of various share-based compensation plans (collectively, the Plans). The Plans are administered by the compensation committee of the board of directors and principally include grants of RSUs.

Restricted Stock Units

RSUs entitle the holder to receive one share of Ryder common stock for each RSU granted. Under the terms of our Plans, dividends on RSUs are paid only upon vesting of the award, and the amount of dividends paid is equal to the aggregate dividends declared on common shares during the period from the date of grant of the award until the date the shares underlying the award are delivered. The common stock underlying RSUs is not deemed issued or outstanding upon grant, and does not carry any voting rights. As of December 31, 2025, there are 7.8 million shares authorized for issuance under the Plans and 2.6 million shares remaining available for future grants.

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
In 2025, 2024, and 2023, PBRSRs were awarded based on adjusted return on equity (ROE), strategic revenue growth (SRG), and free cash flow (FCF). Our TSR will be compared against the TSR of each of the companies in a custom peer group to determine our TSR percentile rank versus this custom peer group. The number of PBRSRs will then be adjusted based on this rank.

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

The following is a summary of activity for RSUs as of and for the year ended December 31, 2025:

	Time-Vested (1)		Performance-Based (2)
(Shares in millions)	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Unvested stock awards at January 1, 2025	0.6	$86.37	0.4	$97.81
Granted	0.2	156.86	0.1	163.93
Vested	(0.2)	89.59	(0.2)	76.68
Unvested stock awards at December 31, 2025	0.6	$103.07	0.3	$126.49
_____________
(1)    Includes RSUs granted to non-executive members of the board of directors.
(2)    Initially granted at target, assuming 100% payout.

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

The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option-pricing valuation model. We use historical data to estimate stock option forfeitures. The following table summarizes the activity related to our stock option awards:

(Option awards and aggregate intrinsic value in millions)	Number of Option Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Outstanding and exercisable as of December 31, 2024	0.7	$67.33	2.5	$58
Exercised	(0.2)	$58.06	—	$20
Outstanding and exercisable as of December 31, 2025	0.5	$70.72	2.0	$57
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

The following table presents the shares purchased and the related weighted-average purchase price under the ESPP:

	2025 (1)	2024	2023
Shares purchased	107,000	120,000	152,000
Weighted average purchase price	$143.41	$114.84	$82.81
_____________
(1)    As of December 31, 2025, there were 7.5 million shares authorized for issuance and 1.3 million shares remaining available to be purchased in the future.

19. EMPLOYEE BENEFIT PLANS

Pension Plans

We sponsor several defined benefit pension plans covering most employees not covered by union-administered plans, including certain employees in foreign countries. These plans generally provided participants with benefits based on years of service and career-average compensation levels.

In past years, we made amendments to defined benefit retirement plans that froze the retirement benefits for non-grandfathered and certain non-union employees in the U.S., Canada and the U.K. As of December 31, 2025, our U.S., Canadian and U.K. pension plans are frozen for all remaining active employees. These employees have ceased accruing further benefits under the defined benefit pension plans and began receiving benefits under enhanced defined contribution plans. All pension benefits earned were fully preserved and will be paid in accordance with plan and legal requirements. We maintain an active $16 million statutory unfunded pension plan in Mexico.

In September 2023, we executed a bulk annuity contract with a U.K. insurance company to fully settle our $287 million U.K. pension benefit obligation. The bulk annuity transaction will not impact our financial position or statement of earnings until administrative rights for the annuity payments are transferred to the U.K. insurance company. The transfer is expected to occur within the next two years and will result in the elimination of any remaining funded obligations related to the U.K.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
pension plan. At the time of the transfer, we expect to recognize a non-cash pre-tax charge for the U.K pension plan actuarial loss in Accumulated other comprehensive loss, which as of December 31, 2025 was $221 million.

In April 2025, we executed a bulk annuity contract with a Canadian insurance company to settle $41 million of $60 million in Canadian pension benefit obligations. The remaining $19 million of Canadian pension benefit obligations, for members not covered by the bulk annuity contract, will be settled by utilizing lump sum payments. This bulk annuity transaction will have no impact on our financial position or statement of earnings until administrative rights for the annuity payments are transferred to the Canadian insurance company and lump sum payments are made to pension plan members. The transfer and lump sum payments are expected to occur within the next two years and will result in the elimination of any remaining funded obligations related to this Canadian pension plan. At the time of transfer and lump sum payments, we expect to recognize a non-cash pre-tax charge for the Canadian pension plan actuarial loss in Accumulated other comprehensive loss, which as of December 31, 2025 was $26 million.

We also have a non-qualified supplemental pension plan covering certain U.S. employees, which provides for incremental pension payments so that the participants' payments equal the amounts that could have been received under our qualified pension plan if it were not for limitations imposed by income tax regulations. The accrued pension liability related to this plan was $43 million as of December 31, 2025 and 2024.

Net Pension Expense

Components of net pension expense for defined benefit pension plans were as follows:

(In millions)	2025	2024	2023
Company-administered plans:
Service cost	$1	$1	$1
Interest cost	87	86	90
Expected return on plan assets	(82)	(76)	(77)
Amortization of net actuarial loss and prior service cost	31	31	27
Net pension expense	$37	$42	$41

Company-administered plans:
U.S.	$23	$29	$31
Non-U.S.	14	13	10
Net pension expense	$37	$42	$41

Non-operating pension costs, net include the amortization of net actuarial loss and prior service cost, interest cost and expected return on plan assets components of pension and postretirement benefit costs, as well as any significant charges for settlements or curtailments if recognized.

The following table sets forth the weighted-average actuarial assumptions used in determining our annual net pension expense:

	U.S. Plans			Non-U.S. Plans
	2025	2024	2023	2025	2024	2023
Discount rate	5.65%	5.15%	5.50%	5.23%	4.25%	5.05%
Expected long-term rate of return on plan assets	6.15%	5.40%	5.40%	4.82%	3.97%	3.80%
Gain and loss amortization period (years)	19	20	20	23	24	24

The return on plan assets assumption reflects the weighted-average of the expected long-term rates of return for the broad categories of investments held in the plans, net of fees.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Obligations and Funded Status

The following table sets forth the benefit obligations, assets and funded status associated with our pension plans:

(In millions)	2025	2024
Change in benefit obligations:
Benefit obligations at January 1	$1,628	$1,858
Service cost	1	1
Interest cost	88	86
Actuarial loss (gain)	23	(127)
Benefits paid	(140)	(180)
Foreign currency exchange rate changes	25	(10)
Benefit obligations at December 31	1,625	1,628

Change in plan assets:
Fair value of plan assets at January 1	1,481	1,642
Actual return on plan assets	101	(28)
Employer contribution	66	56
Benefits paid	(140)	(180)
Foreign currency exchange rate changes	22	(9)
Fair value of plan assets at December 31	1,530	1,481
Funded status	$(95)	$(147)
Funded percent	94%	91%

The funded status of our pension plans was presented in the Consolidated Balance Sheets as follows:

	December 31,
(In millions)	2025	2024
Noncurrent asset	$—	$2
Current liability	(4)	(4)
Noncurrent liability	(91)	(145)
Net amount recognized	$(95)	$(147)
Amounts recognized in Accumulated other comprehensive loss (pre-tax) consisted of:

	December 31,
(In millions)	2025	2024
Prior service cost	$25	$26
Net actuarial loss	753	777
Net amount recognized	$778	$803

In 2026, we expect to amortize $31 million of net actuarial loss and prior service cost as a component of pension expense.

The following table sets forth the weighted-average actuarial assumptions used in determining funded status:

	U.S. Plans December 31,		Non-U.S. Plans December 31,
	2025	2024	2025	2024
Discount rate	5.45%	5.65%	5.34%	5.23%

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
As of December 31, 2025 and 2024, our total accumulated benefit obligations, as well as our pension plan obligations (projected benefit obligations (PBO) and accumulated benefit obligations (ABO)) in excess of the fair value of the related plan assets, for our U.S. and foreign plans were as follows:

	U.S. Plans December 31,		Non-U.S. Plans December 31,		Total December 31,
(In millions)	2025	2024	2025	2024	2025	2024
Total accumulated benefit obligations	$1,260	$1,284	$361	$341	$1,621	$1,625
Plans with pension obligations in excess of plan assets:
PBO	1,260	1,284	305	285	1,565	1,569
ABO	1,260	1,284	301	283	1,561	1,567
Fair value of plan assets	1,188	1,154	282	267	1,470	1,421
Investment Policy and Fair Value of Plan Assets
We have a liability hedging investment strategy for our qualified U.S pension plan that reduces the volatility of our pension assets relative to our pension liability. The overall objective is to achieve attractive risk-adjusted returns that will balance the liquidity requirement related to the plan's liability while striving to minimize the risk of significant funded status deterioration. As the funded status of the plan improves, we gradually (1) increase the liability hedging portfolio, which consists of high quality, longer-term fixed income securities and (2) reduce our allocation of equity investments. The plan utilizes several investment strategies, including actively and passively managed fixed income and equity strategies. The investment policy establishes targeted allocations for each asset class that incorporate measures of asset and liability risks. Deviations between actual pension plan asset allocations and targeted asset allocations may occur as a result of investment performance and changes in the funded status from time to time. Rebalancing of the pension plan asset portfolio is evaluated periodically and rebalanced if actual allocations exceed an acceptable range. The qualified U.S.pension plan accounts for 78% of our total pension plan assets.

The following table presents the fair value of each major category of pension plan assets and the level of inputs used to measure fair value:

(In millions)	December 31, 2025
Asset Category	Total	Level 1	Level 2	Level 3
Commingled funds:
Equity funds	$68	$—	$68	$—
Fixed income funds	374	—	374	—
Fixed income securities	646	—	646	—
Alternative investments:
Private equity fund	30	—	—	30
Hedge fund	65	—	—	65
Bulk annuity contracts	320	—	—	320
Cash and cash equivalents	27	18	9	—
Total	$1,530	$18	$1,097	$415

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In millions)	December 31, 2024
Asset Category	Total	Level 1	Level 2	Level 3
Commingled funds:
Equity funds	$166	$—	$166	$—
Fixed income funds	57	—	57	—
Fixed income securities	879	—	879	—
Alternative investments:
Private equity fund	34	—	—	34
Hedge fund	58	—	—	58
Bulk annuity contracts	263	—	—	263
Cash and cash equivalents	24	—	24	—
Total	$1,481	$—	$1,126	$355

The following is a description of the valuation methodologies used for our pension assets as well as the level of input used to measure fair value:

Commingled funds — These investments include passively and actively managed fixed income and equity collective investment trusts. The collective investment trusts were valued utilizing the Net Asset Value (NAV) established by the funds’ sponsors and used by investors to redeem and purchase fund shares daily. Since the units of the funds are not actively traded, the fair value measurements have been classified within Level 2 of the fair value hierarchy.

Fixed income securities — These investments include bonds of corporate issuers from diverse industries, government issuers, fixed income pooled funds and other fixed income investments. Fair values for the corporate bonds were valued using third-party pricing services. These sources determine prices utilizing market income models which factor in, where applicable, transactions of similar assets in active markets, transactions of identical assets in infrequent markets, interest rates, bond or credit default swap spreads and volatility. Since the corporate bonds are not actively traded, the fair value measurements have been classified within Level 2 of the fair value hierarchy. The fixed income pooled funds were valued utilizing the NAV established by the funds’ sponsors and used by investors to redeem and purchase fund shares daily. Since the units of the funds are not actively traded, the fair value measurements have been classified within Level 2 of the fair value hierarchy. The other investments are not actively traded and fair values are estimated using bids provided by brokers, dealers or quoted prices of similar securities with similar characteristics or pricing models. Therefore, the other investments have been classified within Level 2 of the fair value hierarchy.

Private equity and hedge funds — These investments represent limited partnership interests in private equity and hedge funds. The partnership interests are valued by the general partners based on the underlying assets in each fund. The limited partnership interests are valued using unobservable inputs and have been classified within Level 3 of the fair value hierarchy.

Bulk annuity contracts — The bulk annuity contracts relates to U.K. and Canadian insurance policies issued by U.K. and Canadian insurance companies, respectively. The U.K. and Canadian contracts are valued by the insurer using unobservable inputs not traded on an open market. Accordingly, the contracts were categorized as Level 3.

Cash and Cash Equivalent - These investments include short-term investments, such as obligations of the U.S. Government and its agencies, and related money market instruments held in a collective investment trust structure. The collective investment trusts were valued utilizing the NAV established by the funds’ sponsors and used by investors to redeem and purchase fund shares daily. Since the units of the funds are not actively traded, the fair value measurements have been classified within Level 2 of the fair value hierarchy.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table presents a summary of changes in the fair value of the pension plans’ Level 3 assets:

(In millions)	2025	2024
Beginning balance at January 1	$355	$437
Return on plan assets:
Relating to assets still held at the reporting date	26	(47)
Purchases, sales, settlements and expenses	34	(35)
Ending balance at December 31	$415	$355
Funding Policy and Contributions

The funding policy for these plans is to make contributions when required by statute. We may, from time to time, make voluntary contributions to our pension plans, which exceed the amount required by statute. The majority of the plans’ assets are invested in a master trust that, in turn, is invested primarily in commingled funds and fixed income securities. During 2025, total global pension contributions were $66 million, which includes the prefunding of $60 million in future required contributions to our U.S. pension plan, compared with $56 million in 2024. We estimate total 2026 required contributions to our pension plans to be approximately $10 million, and we do not expect to make voluntary contributions.

Estimated Future Benefits Payments

The following table details pension benefits expected to be paid in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter:

(In millions)
2026	$139
2027	134
2028	130
2029	127
2030	125
2031-2035	591

Savings Plans
Employees who are not covered by union-administered plans are generally eligible to participate in enhanced savings plans. These plans provide for (1) a company contribution even if employees do not make contributions for employees hired before January 1, 2016, (2) a company match of employee contributions of eligible pay, subject to tax limits and (3) a discretionary company match. Savings plan costs totaled $51 million, $49 million and $48 million in 2025, 2024 and 2023, respectively.

Deferred Compensation and Long-Term Compensation Plans
We have deferred compensation plans that permit eligible U.S. employees, officers and directors to defer a portion of their compensation. The deferred compensation liability, including Ryder matching amounts and accumulated earnings, was $155 million and $133 million as of December 31, 2025 and 2024, respectively.

We have established a grantor trust (Rabbi Trust) to provide funding for benefits payable under the supplemental pension plan, deferred compensation plans and long-term incentive compensation plans. The assets held in the trust were $156 million and $134 million as of December 31, 2025 and 2024, respectively. The Rabbi Trust's assets consist of short-term cash investments and mutual funds that invest in debt and equity securities, including our common stock. These assets, except for the investment in our common stock, are included in “Sales-type leases and other assets” because they are available to our general creditors in the event of insolvency. The equity securities are classified as trading securities and stated at fair value. The realized and unrealized investment income recognized in "Miscellaneous income, net" was $21 million income for 2025, $20 million income for 2024 and $17 million income for 2023. The Rabbi Trust's investments in our common stock as of both December 31, 2025 and 2024 were not material. Investments held in the Rabbi Trust are assets measured at fair value on a recurring basis. All investments are considered Level 1 of the fair value hierarchy.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
20. OTHER ITEMS IMPACTING COMPARABILITY

Our primary measure of segment performance as shown in Note 3, "Segment Reporting," excludes certain items we do not believe are representative of the ongoing operations of the segment. Excluding these items from our segment measure of performance allows for better year over year comparison:

	Years ended December 31,
(In millions)	2025	2024	2023
Acquisition costs (1)	—	7	2
FMS U.K. business exit (2)	—	—	(32)
Currency translation adjustment loss	—	—	188
Other, net (1) (3)	9	6	(1)
Other items impacting comparability, net	$9	$13	$157
________________________
(1)Included within "Restructuring and other items, net" in our Consolidated Statements of Earnings.
(2)Primarily included within "Restructuring and other items, net" in our Consolidated Statements of Earnings. In 2023, primarily reflects commercial claims proceeds, net of fees.
(3)In 2025, these costs primarily reflect restructuring actions to consolidate and close certain facilities, cease the use of certain assets and severance costs related to cost savings initiatives. In 2024, these costs primarily reflect severance costs associated with cost savings initiatives in all three segments.

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
22. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information was as follows:

	As of and for the Years Ended December 31,
(In millions)	2025	2024	2023
Interest paid	$399	$372	$269
Income taxes paid, net of refunds	$52	$207	$96
Cash paid for operating lease liabilities	$373	$359	$249
Right-of-use assets obtained in exchange for lease obligations:
Finance leases	$78	$46	$26
Operating leases	$257	$148	$477
Capital expenditures acquired but not yet paid	$174	$263	$244

23. ACQUISITIONS
On February 1, 2024, we acquired all the outstanding equity of Cardinal Logistics for a purchase price of $302 million. Cardinal Logistics is a leading customized dedicated contract carrier in North America, providing dedicated fleets and professional drivers, as well as complementary freight brokerage services, last-mile delivery and contract logistics services. We expect that the acquisition will increase our scale and network density and further advance our strategy to accelerate growth in DTS. The purchase price allocation of estimated fair values resulted in additions of goodwill and intangible assets of $200 million and $116 million, respectively, for the Cardinal Logistics acquisition. All of the intangible assets acquired relates to customer relationship and is expected to be amortized over 6 to 11 years. None of the goodwill is expected to be deductible for income tax purposes.
During 2024, we also acquired a business in our FMS segment for a purchase price of $15 million. In 2025, we reclassified $9 million of goodwill to customer intangibles in completing the purchase price allocation.
On November 1, 2023, we acquired all the outstanding equity of IFS, which specializes in contract packaging, contract manufacturing and warehousing, primarily in the consumer packaged goods, retail, and healthcare industries, for an approximate purchase price of $254 million. The purchase price allocation of estimated fair values resulted in additions to goodwill and intangible assets of $83 million and $127 million, respectively. The acquisition was included within the consumer packaged goods industry vertical in our SCS business segment and expands the product offerings that we can offer to our customers. All of the goodwill is expected to be deductible for income tax purposes. All of the intangible assets acquired relates to customer relationship and is expected to be amortized over 11 to 15 years.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including Ryder’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2025, Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective.
Management’s Report on Internal Control over Financial Reporting
Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set out in Item 8 of Part II of this Form 10-K Annual Report.

Changes in Internal Controls over Financial Reporting
During the three months ended December 31, 2025, there were no changes in Ryder’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect such internal control over financial reporting.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table includes information as of December 31, 2025, about certain plans that provide for the issuance of common stock in connection with the exercise of stock options and other share-based awards.

Plans	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (a)
	(a)		(b)		(c)
Equity compensation plans approved by security holders:
Broad based employee and non-employee directors' stock plan	1,359,595	(1)	$70.72	(2)	2,635,720	(3)
Employee stock purchase plan	—		—		1,325,873
Total	1,359,595		$70.72		3,961,593
_______________
(1)Includes broad based employee stock options and other share-based awards of 476,034 stock options, 320,888 time-vested restricted stock units and 281,359 performance-based restricted stock units calculated at target. Includes non-employee directors' units of 276,595 time-vested restricted stock units, as well as 4,719 time-vested restricted stock units awarded to non-executive directors and vested but not exercisable until six months after the director's retirement. Refer to Note 18, "Share-Based Compensation Plans", for additional information.
(2)Weighted-average exercise price of outstanding options excludes restricted stock units.
(3)Calculated by reducing shares authorized for issuance by a ratio of two shares for each share issued (on a 1:2 ratio) except for shares delivered pursuant to a stock option, which shall reduce the shares available by one share (on a 1:1 ratio) as set forth under the terms of the 2019 Equity and Incentive Compensation Plan and assuming maximum performance for the performance-based restricted stock units. All future awards issued will reduce the shares available for issuance by the terms set forth in the 2019 Equity and Incentive Compensation Plan, as described in the previous sentence.

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
10.45*
Form of Terms and Conditions Applicable to Performance-Based Restricted Stock Rights issued under the Ryder System, Inc. Amended and Restated 2019 Equity and Incentive Compensation Plan, previously filed with the Commission on March 15, 2023 as Appendix A to Ryder's Definitive Proxy Statement on Schedule 14A, is incorporated by reference in this report.

10.46*
Form of Terms and Conditions Applicable to Restricted Stock Rights issued under the Ryder System, Inc. Amended and Restated 2019 Equity and Incentive Compensation Plan, previously filed with the Commission on March 15, 2023 as Appendix A to Ryder’s Definitive Proxy Statement on Schedule 14A, is incorporated by reference in this report.

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

24.1
Manually executed powers of attorney for each of:

Robert J. Eck, Robert A. Hagemann, Michael F. Hilton, Tamara L. Lundgren, Luis P. Nieto, Jr., David G. Nord, Abbie J. Smith, E. Follin Smith, Dmitri L. Stockton and Charles M. Swoboda

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

Date:	February 11, 2026	RYDER SYSTEM, INC.

By: /s/ ROBERT E. SANCHEZ
Robert E. Sanchez
Chair and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 11, 2026	By: /s/ ROBERT E. SANCHEZ
Robert E. Sanchez
Chair and Chief Executive Officer
(Principal Executive Officer)

Date:	February 11, 2026	By: /s/ CRISTINA GALLO-AQUINO
Cristina Gallo-Aquino
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date:	February 11, 2026	By: ROBERT J. ECK *
Robert J. Eck
Director

Date:	February 11, 2026	By: ROBERT A. HAGEMANN *
Robert A. Hagemann
Director

Date:	February 11, 2026	By: MICHAEL F. HILTON*
Michael F. Hilton
Director

Date:	February 11, 2026	By: TAMARA L. LUNDGREN*
Tamara L. Lundgren
Director

Date:	February 11, 2026	By: LUIS P. NIETO, JR. *
Luis P. Nieto, Jr.
Director

Date:	February 11, 2026	By: DAVID G. NORD *
David G. Nord
Director

Date:	February 11, 2026	By: ABBIE J. SMITH *
Abbie J. Smith
Director

Date:	February 11, 2026	By: E. FOLLIN SMITH *
E. Follin Smith
Director

Date:	February 11, 2026	By: DMITRI L. STOCKTON *
Dmitri L. Stockton
Director

Date:	February 11, 2026	By: CHARLES M. SWOBODA *
Charles M. Swoboda
Director

Date:	February 11, 2026	*By: /s/ ROBERT D. FATOVIC
Robert D. Fatovic
Attorney-in-Fact, pursuant to a power of attorney