Form 10-Q
period 2026-03-31
RYDER SYSTEM INC
filed 2026-04-23
CIK 85961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No   ☑
The number of shares of Ryder System, Inc. Common Stock outstanding at March 31, 2026, was 38,691,018.

RYDER SYSTEM, INC.
FORM 10-Q QUARTERLY REPORT

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(unaudited)

	Three months ended March 31,
(In millions, except per share amounts)	2026	2025
Services revenue	$2,064	$2,080
Lease & related maintenance and rental revenue	951	945
Fuel services revenue	111	106
Total revenue	3,126	3,131

Cost of services	1,764	1,772
Cost of lease & related maintenance and rental	664	648
Cost of fuel services	104	104
Selling, general and administrative expenses	380	368
Non-operating pension costs, net	9	9
Used vehicle sales, net	(12)	(9)
Interest expense	97	100
Miscellaneous loss, net	1	6
Restructuring and other items, net	1	(1)
	3,008	2,997

Earnings from continuing operations before income taxes	118	134
Provision for income taxes	25	36
Earnings from continuing operations	93	98
Loss from discontinued operations, net of tax	—	—
Net earnings	$93	$98

Earnings per common share — Basic
Continuing operations	$2.37	$2.33
Discontinued operations	(0.01)	(0.01)
Net earnings	$2.36	$2.32

Earnings per common share — Diluted
Continuing operations	$2.34	$2.29
Discontinued operations	(0.01)	(0.01)
Net earnings	$2.33	$2.27
See accompanying Notes to Condensed Consolidated Financial Statements.
Note: Earnings per common share amounts may not be additive due to rounding.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three months ended March 31,
(In millions)	2026	2025
Net earnings	$93	$98
Other comprehensive (loss) income:
Changes in cumulative translation adjustment and unrealized (loss) gains from cash flow hedges	(8)	1

Amortization of pension and postretirement items	8	7
Income tax expense related to amortization of pension and postretirement items	(2)	(1)
Amortization of pension and postretirement items, net of taxes	6	6

Other comprehensive (loss) income, net of taxes	(2)	7

Comprehensive income (loss)	$91	$105
See accompanying Notes to Condensed Consolidated Financial Statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(In millions, except share amounts)	March 31, 2026	December 31, 2025
Assets:
Current assets:
Cash and cash equivalents	$182	$198
Receivables, net	1,932	1,897
Prepaid expenses and other current assets	372	378
Total current assets	2,486	2,473
Revenue earning equipment, net	8,708	8,898
Operating property and equipment, net of accumulated depreciation of $1,751 and $1,705	1,288	1,268
Goodwill	1,158	1,152
Intangible assets, net	403	412
Operating lease right-of-use assets	994	1,000
Sales-type leases and other assets	1,191	1,184
Total assets	$16,228	$16,387

Liabilities and shareholders' equity:
Current liabilities:
Short-term debt and current portion of long-term debt	$1,718	$819
Accounts payable	725	689
Accrued expenses and other current liabilities	1,225	1,270
Total current liabilities	3,668	2,778
Long-term debt	5,974	6,826
Other non-current liabilities	1,916	1,923
Deferred income taxes	1,812	1,808
Total liabilities	13,370	13,335

Contingencies and Other Matters (Note 15)
Shareholders' equity:
Preferred stock, no par value per share — authorized, 3,800,917; none outstanding, March 31, 2026 and December 31, 2025	—	—
Common stock, $0.50 par value per share — authorized, 400,000,000; outstanding, March 31, 2026 — 38,691,018 and December 31, 2025 — 39,417,224	19	20
Additional paid-in capital	1,039	1,083
Retained earnings	2,422	2,569
Accumulated other comprehensive loss	(622)	(620)
Total shareholders' equity	2,858	3,052
Total liabilities and shareholders' equity	$16,228	$16,387

See accompanying Notes to Condensed Consolidated Financial Statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
(In millions)	2026	2025
Cash flows from operating activities from continuing operations:
Net earnings	$93	$98
Less: Loss from discontinued operations, net of tax	—	—
Earnings from continuing operations	93	98
Depreciation expense	432	425
Used vehicle sales, net	(12)	(9)
Amortization expense and other non-cash charges, net	33	40
Operating lease right-of-use asset amortization expense	96	96
Non-operating pension costs, net and share-based compensation expense	18	15
Deferred income taxes	4	(13)
Collections on sales-type leases	44	39
Changes in operating assets and liabilities:
Receivables	(33)	36
Prepaid expenses and other assets	(27)	59
Accounts payable	57	11
Accrued expenses and other liabilities	(122)	(146)
Net cash provided by operating activities from continuing operations	583	651

Cash flows from investing activities from continuing operations:
Purchases of property and revenue earning equipment	(427)	(514)
Sales of revenue earning equipment	116	120
Sales of operating property and equipment	1	2
Acquisitions, net of cash acquired	(11)	(1)
Net cash used in investing activities from continuing operations	(321)	(393)

Cash flows from financing activities from continuing operations:
Net borrowings (repayments) of commercial paper and other	33	(311)
Debt proceeds	—	297
Debt repayments	(13)	(18)
Dividends on common stock	(39)	(38)
Common stock issued, net of tax withholdings on vested stock awards	(24)	(23)
Common stock repurchased	(233)	(167)
Other financing activities	(1)	(1)
Net cash used in financing activities from continuing operations	(277)	(261)
Effect of exchange rate changes on Cash and cash equivalents	(1)	—
Decrease in Cash and cash equivalents	(16)	(3)
Cash and cash equivalents at beginning of period	198	154
Cash and cash equivalents at end of period	$182	$151
See accompanying Notes to Condensed Consolidated Financial Statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

	Three months ended March 31, 2026
	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
(In millions, except share amounts in thousands)	Amount	Shares	Par				Total
Balance as of January 1, 2026	$—	39,417	$20	$1,083	$2,569	$(620)	$3,052
Comprehensive income (loss)	—	—	—	—	93	(2)	91
Common stock dividends declared — $0.91 per share	—	—	—	—	(37)	—	(37)
Common stock issued under employee stock award and stock purchase plans and other (1)	—	374	—	(25)	1	—	(24)
Common stock repurchases	—	(1,100)	(1)	(28)	(204)	—	(233)
Share-based compensation	—	—	—	9	—	—	9
Balance as of March 31, 2026	$—	38,691	$19	$1,039	$2,422	$(622)	$2,858

	Three months ended March 31, 2025
	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
(In millions, except share amounts in thousands)	Amount	Shares	Par				Total
Balance as of January 1, 2025	$—	42,080	$21	$1,144	$2,644	$(692)	$3,117
Comprehensive income	—	—	—	—	98	7	105
Common stock dividends declared — $0.81 per share	—	—	—	—	(35)	—	(35)
Common stock issued under employee stock award and stock purchase plans and other (1)	—	317	1	(23)	(1)	—	(23)
Common stock repurchases	—	(1,056)	(1)	(29)	(137)	—	(167)
Share-based compensation	—	—	—	6	—	—	6
Balance as of March 31, 2025	$—	41,341	$21	$1,098	$2,569	$(685)	$3,003
————————————
(1) Net of common shares delivered as payment for the exercise price or to satisfy the holders' withholding tax liability upon exercise or vesting of stock awards.

See accompanying Notes to Condensed Consolidated Financial Statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

Interim Financial Statements

Ryder System, Inc. (Ryder) is a leading provider of outsourced logistics and transportation services throughout North America. We offer port‑to‑door solutions that include every step of the supply chain, including international inbound flows and cross‑border logistics, fleet and transportation management, warehousing, manufacturing support and multi-channel final delivery. The accompanying unaudited condensed consolidated financial statements include the accounts of Ryder, all entities in which Ryder has a controlling voting interest (subsidiaries), and variable interest entities (VIE) where Ryder is determined to be the primary beneficiary in accordance with generally accepted accounting principles in the United States (GAAP). Ryder is deemed to be the primary beneficiary if we have the power to direct the activities that most significantly impact the entity's economic performance and we share in the significant risks and rewards of the entity.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies described in our 2025 Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements and notes thereto. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair statement have been included and the disclosures herein are adequate. The operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. The year-end Condensed Consolidated Balance Sheet data was derived from our audited financial statements, but does not include all disclosures required by GAAP.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

In November 2024, the FASB issued Accounting Standards Update (ASU) No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). The amendments provide for more detailed disaggregation of expenses. The standard is effective for fiscal years beginning in 2027, with early adoption permitted. We are currently evaluating the disclosure impact of the adoption of this update. This ASU does not impact our consolidated financial position, results of operations, or cash flows.

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
The following table sets forth financial information for each of our segments and provides a reconciliation between segment EBT and Earnings from continuing operations before income taxes (in millions):

Three months ended March 31, 2026	FMS	SCS	DTS	Elimination (1)	Total
Revenue	$1,461	$1,360	$553	(248)	$3,126

Direct operating costs	1,158	1,221	516
Used vehicle sales, net	(12)	—	—
Other segment items (2)	216	67	14
Segment EBT	$99	$72	$23	(30)	164
Unallocated Central Support Services					(22)
Intangible amortization expense (3)					(14)
Non-operating pension costs, net (4)					(9)
Other items impacting comparability, net					(1)
Earnings from continuing operations before income taxes					$118

Three months ended March 31, 2025
Revenue	$1,447	$1,331	$602	(249)	$3,131

Direct operating costs	1,154	1,182	565
Used vehicle sales, net	(9)	—	—
Other segment items (2)	208	62	10
Segment EBT	$94	$87	$27	(33)	175
Unallocated Central Support Services					(20)
Intangible amortization expense (3)					(13)
Non-operating pension costs, net (4)					(9)
Other items impacting comparability, net					1
Earnings from continuing operations before income taxes					$134
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
(4)Refer to Note 14, "Employee Benefit Plans," for further discussion.

The following tables sets forth depreciation expense and other non-cash charges, net, interest expense and purchase of property and revenue earning equipment for the three months ended March 31, 2026 and 2025, as provided to the Chief Operating Decision Maker (CODM) for each of our business segments. Total assets of our business segments are not provided to the CODM.

(In millions)	Depreciation expense and other non-cash charges, net (1)		Interest expense		Purchases of property and revenue earning equipment
Three months ended March 31,	2026	2025	2026	2025	2026	2025
FMS	$435	$443	$90	$94	$394	$482
SCS	108	97	5	4	30	27
DTS	3	6	2	2	1	1
CSS	15	14	—	—	2	4
Total	$561	$560	$97	$100	$427	$514
__________________
(1)Other non-cash charges, net primarily includes operating lease right-of-use assets amortization.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
4. REVENUE
Disaggregation of Revenue

Primary Geographical Markets

The following tables disaggregate our revenue recognized by primary geographical market by our business segments.

	Three months ended March 31, 2026
(In millions)	FMS	SCS	DTS	Eliminations	Total
United States	$1,385	$1,201	$553	$(236)	$2,903
Canada	76	74	—	(12)	138
Mexico	—	85	—	—	85
Total revenue	$1,461	$1,360	$553	$(248)	$3,126

	Three months ended March 31, 2025
(In millions)	FMS	SCS	DTS	Eliminations	Total
United States	$1,375	$1,183	$602	$(238)	$2,922
Canada	72	72	—	(11)	133
Mexico	—	76	—	—	76
Total revenue	$1,447	$1,331	$602	$(249)	$3,131

Product Line

Our FMS revenue disaggregated by product line is as follows:

	Three months ended March 31,
(In millions)	2026	2025
ChoiceLease	$878	$867
Commercial rental	211	219
SelectCare and other	176	174
Fuel services revenue	196	187
Total FMS revenue	$1,461	$1,447

Industry

Our SCS business segment included revenue from the following industries:

	Three months ended March 31,
(In millions)	2026	2025
Omnichannel retail	$494	$434
Automotive	364	395
Consumer packaged goods	293	302
Industrial and other	209	200
Total SCS revenue	$1,360	$1,331
Lease & Related Maintenance and Rental Revenue
The non-lease revenue from maintenance services related to our ChoiceLease product is recognized in "Lease & related maintenance and rental revenue" in the Condensed Consolidated Statements of Earnings. We recognized $262 million and $250 million for the three months ended March 31, 2026 and 2025.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
Deferred Revenue

The following table includes the changes in deferred revenue due to the collection and deferral of cash or the satisfaction of our performance obligation under the contract:

	Three months ended March 31,
(In millions)	2026	2025
Balance as of January 1	$684	$600
Recognized as revenue during period from beginning balance	(65)	(53)
Consideration deferred during period, net	73	65
Foreign currency translation adjustment and other	(1)	1
Balance as of end of period	$691	$613
Contracted Not Recognized Revenue

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized (contracted not recognized revenue). Contracted not recognized revenue was $3.4 billion as of March 31, 2026 and December 31, 2025, and primarily includes deferred revenue and amounts for ChoiceLease that will be recognized as revenue in future periods as we provide maintenance services to our customers.

5. RECEIVABLES, NET

(In millions)	March 31, 2026	December 31, 2025
Trade	$1,692	$1,667
Sales-type lease	188	184
Other, primarily warranty and insurance	84	81
	1,964	1,932
Allowance for credit losses and other	(32)	(35)
Receivables, net	$1,932	$1,897

The following table provides a reconciliation of our allowance for credit losses and other:

	Three months ended March 31,
(In millions)	2026	2025
Balance as of January 1	$35	$38
Changes to provisions for credit losses	4	5
Write-offs and other	(7)	(14)
Balance as of end of period	$32	$29

6. REVENUE EARNING EQUIPMENT, NET

	Estimated Useful Lives (In Years)	March 31, 2026			December 31, 2025
(Dollars in millions)		Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
Held for use:
Trucks	2.5 — 7.5	$6,089	$(2,210)	$3,879	$6,183	$(2,216)	$3,967
Tractors	4 — 7.5	6,532	(2,896)	3,636	6,567	(2,843)	3,724
Trailers and other	9.5 — 13	1,759	(742)	1,017	1,754	(723)	1,031
Held for sale		855	(679)	176	856	(680)	176
Total		$15,235	$(6,527)	$8,708	$15,360	$(6,462)	$8,898

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
Residual Value Estimate Changes

We periodically review and adjust, as appropriate, the estimated residual values of existing revenue earning equipment for the purposes of recording depreciation expense. Reductions in estimated residual values will increase depreciation expense over the remaining useful life of the vehicle. Conversely, an increase in estimated residual values will decrease depreciation expense over the remaining useful life of the vehicle. Our review of the estimated residual values of revenue earning equipment is based on vehicle class (i.e., generally subcategories of trucks, tractors and trailers by weight and usage), historical and current market prices, third-party expected future market prices, expected lives of vehicles, and expected sales in the wholesale or retail markets, among other factors. A variety of factors, many of which are outside of our control, could cause residual value estimates to differ from actual used vehicle sales pricing, such as changes in supply and demand of used vehicles; volatility in market conditions; changes in vehicle technology; competitor pricing; regulatory requirements; wholesale market prices; customer requirements and preferences; and changes in underlying assumption factors. We have disciplines related to the management and maintenance of our vehicles designed to manage the risk associated with the residual values of our revenue earning equipment. Effective January 1, 2026, we reduced the estimated residual values for certain tractors. These updates did not have a material impact to depreciation expense.
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
The following table presents our assets held for sale that are measured at fair value on a nonrecurring basis and considered a Level 3 fair value measurement:

			Losses from Valuation Adjustments
	March 31, 2026	December 31, 2025	Three months ended March 31,
(In millions)			2026	2025
Revenue earning equipment held for sale:
Trucks	$22	$26	$4	$5
Tractors	28	29	—	6
Trailers and other	4	5	1	2
Total assets at fair value	$54	$60	$5	$13
The table above reflects only the revenue earning equipment held for sale where net book values exceeded fair values and valuation adjustments were recorded. The net book value of assets held for sale that were less than fair value was $122 million and $116 million as of March 31, 2026 and December 31, 2025, respectively.

The components of "Used vehicle sales, net" were as follows:

	Three months ended March 31,
(In millions)	2026	2025
Gains on used vehicle sales, net	$(17)	$(22)
Losses from valuation adjustments	5	13
Used vehicle sales, net	$(12)	$(9)

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
7. ACCRUED EXPENSES AND OTHER LIABILITIES

	March 31, 2026			December 31, 2025
(In millions)	Accrued expenses and other current liabilities	Other non-current liabilities	Total	Accrued expenses and other current liabilities	Other non-current liabilities	Total
Operating lease liabilities (1)	$300	$725	$1,025	$303	$732	$1,035
Deferred revenue	157	534	691	161	523	684
Self-insurance	221	361	582	198	356	554
Salaries and wages	160	—	160	226	—	226
Deferred compensation	9	140	149	11	145	156
Operating taxes	132	—	132	124	—	124
Pension and other employee benefits	12	100	112	25	101	126
Interest	71	—	71	60	—	60
Deposits, mainly from customers	67	—	67	67	—	67
Other	96	56	152	95	66	161
Total	$1,225	$1,916	$3,141	$1,270	$1,923	$3,193
__________________
(1)Refer to Note 8, "Leases" for further information.

8. LEASES
Leases as Lessor
The components of revenue from leases were as follows:

	Three months ended March 31,
(In millions)	2026	2025
Operating leases
Lease income related to ChoiceLease	$406	$391
Lease income related to commercial rental (1)	$198	$203

Sales-type leases
Interest income related to net investment in leases	$23	$22

Variable lease income excluding commercial rental (1)	$61	$77
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
The components of net investment in sales-type leases, which are included in "Receivables, net" and "Sales-type leases and other assets" in the Condensed Consolidated Balance Sheets, were as follows:

(In millions)	March 31, 2026	December 31, 2025
Net investment in the lease — lease payment receivable	$866	$860
Net investment in the lease — unguaranteed residual value in assets	55	54
	921	914
Estimated loss allowance	(5)	(5)
Total	$916	$909

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
9. DEBT

	Weighted Average Interest Rate
(Dollars in millions)	March 31, 2026	Maturities	March 31, 2026	December 31, 2025
Debt:
Trade receivables financing program	4.12%	2027	$20	$20
U.S. commercial paper	4.00%	2030	897	865
Unsecured medium term note issued November 2021	4.45%	2026	300	300
Unsecured medium term note issued November 2019	2.90%	2026	400	400
Unsecured medium term note issued February 2022	3.74%	2027	450	450
Unsecured medium term note issued May 2022	4.30%	2027	300	300
Unsecured medium term note issued February 2024	5.30%	2027	350	350
Unsecured medium term note issued February 2023	5.65%	2028	500	500
Unsecured medium term note issued May 2023	5.25%	2028	650	650
Unsecured medium term note issued November 2023	6.30%	2028	400	400
Unsecured medium term note issued February 2024	5.38%	2029	550	550
Unsecured medium term note issued May 2024	5.50%	2029	300	300
Unsecured medium term note issued August 2024	4.95%	2029	300	300
Unsecured medium term note issued November 2024	4.90%	2029	300	300
Unsecured medium term note issued February 2025	5.00%	2030	300	300
Unsecured medium term note issued May 2025	4.85%	2030	300	300
Unsecured medium term note issued November 2025	4.30%	2030	300	300
Unsecured medium term note issued November 2023	6.60%	2033	600	600
Unsecured U.S. obligations	5.14%	2027	275	275
Asset-backed U.S. obligations (1)	3.68%	2026-2030	117	120
Finance lease obligations and other		2026-2032	124	113
			7,733	7,693
Fair market value adjustments on medium-term notes (2)			(7)	(11)
Debt issuance costs and original issue discounts			(34)	(37)
Total debt (3)			7,692	7,645
Short-term debt and current portion of long-term debt			(1,718)	(819)
Long-term debt			$5,974	$6,826
 ————————————
(1)Asset-backed U.S. obligations are financing transactions backed by a portion of our revenue earning equipment.
(2)Included in "Other non-current liabilities" within the Condensed Consolidated Balance Sheets. The notional amount of executed interest rate swaps designated as fair value hedges was $500 million as of both March 31, 2026 and December 31, 2025.
(3)The unsecured medium-term notes bear semi-annual interest.

The fair value of total debt (excluding finance lease and asset-backed U.S. obligations) was approximately $7.6 billion as of both March 31, 2026 and December 31, 2025, respectively. For publicly traded debt, estimates of fair value were based on market prices. For other debt, fair value was estimated based on a model-driven approach using rates currently available to us for debt with similar terms and remaining maturities. The fair value measurements of our publicly traded debt and our other debt were classified within Level 2 of the fair value hierarchy.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
Credit Arrangements

Our borrowing capacity under the revolving credit facility and trade receivables financing program was as follows:

	March 31, 2026
(In millions)	Borrowing Capacity	Outstanding	Available
Revolving credit facility	$1,600	$897	$703
Trade receivables financing facility (1)	300	98	202
Total	$1,900	$995	$905
______________________
(1)As of March 31, 2026, includes borrowings of $20 million and letters of credit outstanding of $78 million.

In April 2026, we extended the trade receivables financing facility for an additional year to April 2027.

10. SHARE REPURCHASE PROGRAMS

We currently maintain two share repurchase programs approved by our board of directors. The first program authorizes management to repurchase up to 1.5 million shares of common stock issued to employees under our employee stock plans since August 31, 2025, under an anti-dilutive program (the "2025 Anti-Dilutive Program"). The second program grants management discretion to repurchase up to 2 million shares of common stock over a period of two years under a new discretionary share repurchase program (the "October 2025 Discretionary Program"). Share repurchases under both programs can be made from time to time using our working capital and other borrowing sources. Shares are repurchased under open-market transactions and trading plans established pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The timing and actual number of shares repurchased are subject to market conditions, legal requirements and other factors, including balance sheet leverage, availability of acquisitions and stock price.

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

The following table provides the activity for shares repurchased and retired:

	Three months ended March 31,
	2026		2025
(In millions)	Shares	Amount	Shares	Amount
2025 Anti-Dilutive Program (1)	0.4	$81	—	$—
2023 Anti-Dilutive Program (expired in October 2025)	—	—	0.3	54
Anti-Dilutive Programs	0.4	81	0.3	54

October 2025 Discretionary Program (1)	0.7	152	—	—
October 2024 Discretionary Program (superseded in October 2025)	—	—	0.7	113
Discretionary Programs	0.7	152	0.7	113

Total	1.1	$233	1.1	$167
_____________________
(1)Commenced October 2025 and expires October 2027.

Amounts in the table may not be additive due to rounding.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
11. ACCUMULATED OTHER COMPREHENSIVE LOSS

Comprehensive income (loss) presents a measure of all changes in shareholders' equity except for changes resulting from transactions with shareholders in their capacity as shareholders. The following summary sets forth the change in each component of Accumulated other comprehensive loss, net of tax (AOCI):

(In millions)	Currency Translation Adjustments	Net Actuarial (Loss) Gain and Prior Service Costs	Unrealized (Loss) Gain from Cash Flow Hedges	Accumulated Other Comprehensive Loss
January 1, 2026	$(43)	$(575)	$(2)	$(620)
Other comprehensive gain (loss), net of tax, before reclassifications	(9)	—	1	(8)
Amounts reclassified from AOCI, net of tax	—	6	—	6
Net current-period other comprehensive gain (loss), net of tax	(9)	6	1	(2)
March 31, 2026	$(52)	$(569)	$(1)	$(622)

(In millions)	Currency Translation Adjustments	Net Actuarial (Loss) Gain and Prior Service Costs	Unrealized (Loss) Gain from Cash Flow Hedges	Accumulated Other Comprehensive Loss
January 1, 2025	$(96)	$(597)	$1	$(692)
Other comprehensive gain (loss), net of tax, before reclassifications	3	—	(2)	1
Amounts reclassified from AOCI, net of tax	—	6	—	6
Net current-period other comprehensive gain (loss), net of tax	3	6	(2)	7
March 31, 2025	$(93)	$(591)	$(1)	$(685)

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
12. EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per common share from continuing operations:

	Three months ended March 31,
(Dollars in millions and shares in thousands)	2026	2025
Earnings per share — Basic:
Earnings from continuing operations	$93	$98
Less: Distributed and undistributed earnings allocated to unvested stock	(1)	(1)
Earnings from continuing operations available to common shareholders	$92	$97

Weighted average common shares outstanding	39,209	41,839

Earnings from continuing operations per common share — Basic	$2.37	$2.33

Earnings per common share — Diluted:
Earnings from continuing operations	$93	$98
Less: Distributed and undistributed earnings allocated to unvested stock	(1)	—
Earnings from continuing operations available to common shareholders — Diluted	$92	$98

Weighted average common shares outstanding — Basic	39,209	41,839
Effect of dilutive equity awards	402	1,090
Weighted average common shares outstanding — Diluted	39,611	42,929

Earnings from continuing operations per common share — Diluted	$2.34	$2.29

Anti-dilutive equity awards not included in Diluted EPS	94	57
_______________
Note: Amounts may not be additive due to rounding.

13. SHARE-BASED COMPENSATION PLANS

We generally grant share-based awards in the first quarter of each year during our annual equity award process. The vesting conditions for the awards granted were consistent with prior year. The following table is a summary of the awards granted in the first quarter of 2026 and 2025:

	Three months ended March 31,
	2026		2025
(Shares in millions)	Shares Granted	Weighted-Average Fair Market Value Per Share	Shares Granted	Weighted-Average Fair Market Value Per Share
Time-vested restricted stock rights	0.1	$217.21	0.1	$157.92
Performance-based restricted stock rights	0.1	$224.90	0.1	$163.93
Total	0.2	$219.54	0.2	$160.27

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
14. EMPLOYEE BENEFIT PLANS

Components of net pension expense for defined benefit pension plans were as follows:

	Three months ended March 31,
(In millions)	2026	2025
Company-administered plans:
Interest cost	$21	$22
Expected return on plan assets	(20)	(20)
Amortization of net actuarial loss and prior service cost	8	7
Net pension expense	$9	$9

Company-administered plans:
U.S.	$5	$6
Non-U.S.	4	3
Net pension expense	$9	$9

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

16 . SUPPLEMENTAL CASH FLOW INFORMATION

	Three months ended March 31,
(In millions)	2026	2025
Interest paid	$84	$87
Income taxes paid, net of refunds	$16	$9
Cash paid for operating lease liabilities	$94	$95
Right-of-use assets obtained in exchange for lease obligations:
Finance leases	$20	$12
Operating leases	$74	$37
Capital expenditures acquired but not yet paid	$157	$276

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included under Item 1, as well as our audited consolidated financial statements and notes thereto and related MD&A included in the 2025 Annual Report on Form 10-K. All percentages have been calculated using unrounded amounts. Certain prior period amounts have been reclassified to conform with the current period presentation.

OVERVIEW

Selected Operating Performance Items For The First Quarter 2026

•Diluted EPS from continuing operations of $2.34, up 2% from prior year
•Comparable EPS (a non-GAAP measure) from continuing operations of $2.54, up 3% from prior year, reflecting share repurchases, partially offset by lower earnings
•Total revenue of $3.1 billion, consistent with prior year up —%
•Operating revenue (a non-GAAP measure) of $2.6 billion, consistent with prior year

Business Trends

During the three months ended March 31, 2026, the strength and resiliency of our transformed business model enabled the business to deliver solid results in the current environment. FMS had earnings growth driven by its contractual business, reflecting benefits from the ongoing execution of our strategic initiatives. In addition, SCS delivered another quarter of strong earnings performance, although results were down relative to a record quarter in the prior year. DTS continued to be impacted by a lower fleet count due to the prolonged freight downturn.

We continue to benefit from favorable long-term secular trends in logistics and transportation solutions and have experienced positive momentum in contractual sales in the first quarter of 2026, with record sales performance in SCS and stronger sales in FMS and DTS above prior year and ahead of expectations, in segments that had been experiencing sales headwinds from freight market conditions. We also experienced improving trends in used vehicle sales, and rental demand reflected historical seasonal patterns. We remain on track to deliver $70 million in expected earnings benefits from strategic initiatives this year, and are well positioned for growth from a cycle upturn with the largest impact expected in our transactional rental and used vehicle sales businesses. Favorable secular trends and the value our solutions bring to our customers remain strong and provide long-term revenue and earnings growth opportunities for all of our business segments.
While we are experiencing positive momentum in our businesses, other unknown effects from inflationary cost pressures, regulatory changes, geopolitical events, labor interruptions, introduction of tariffs and taxes and the continued higher interest rate environment may negatively impact demand for our business, financial results and significant judgments and estimates.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
The following discussion provides a summary of financial highlights that are discussed in more detail throughout our MD&A and within the Notes to Condensed Consolidated Financial Statements:

	Three months ended March 31,		Change 2026/2025
(Dollars in millions, except per share)	2026	2025	Three Months
Total revenue	$3,126	$3,131	—%
Operating revenue (1)	2,573	2,557	1%
Earnings from continuing operations before income taxes (EBT)	$118	$134	(12)%
Comparable EBT (1)	128	142	(10)%
Earnings from continuing operations	93	98	(5)%
Comparable earnings from continuing operations (1)	101	106	(4)%
Comparable EBITDA (1)	659	671	(2)%
Earnings per common share (EPS) — Diluted
Continuing operations	$2.34	$2.29	2%
Comparable (1)	2.54	2.46	3%
Net cash provided by operating activities from continuing operations	$583	$651	(10)%
Total capital expenditures (2)	409	536	(24)%
Free cash flow (1)	273	259	5%

	March 31, 2026	December 31, 2025
Debt to equity (3)	269%	250%

	Twelve months ended March 31,
	2026	2025
Adjusted return on equity (1)	17%	17%
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

Total revenue in the first quarter of 2026 was consistent with prior year. Operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation) increased 1% in the first quarter of 2026, reflecting new business in SCS, partially offset by lower DTS fleet count.

EBT and comparable EBT (a non-GAAP measure) decreased in the first quarter of 2026, primarily due to lower automotive results in SCS.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

CONSOLIDATED RESULTS
Services

	Three months ended March 31,		Change 2026/2025
(Dollars in millions)	2026	2025	Three Months
Services revenue	$2,064	$2,080	(1)%
Cost of services	1,764	1,772	—%
Gross margin	$300	$308	(3)%
Gross margin %	15%	15%

Services revenue represents all the revenue associated with our SCS and DTS business segments, including subcontracted transportation and fuel, as well as SelectCare revenue associated with our FMS business segment. Services revenue decreased 1% in the first quarter of 2026, primarily driven by lower fleet count in DTS, partially offset by new business in SCS.

Cost of services represents the direct costs related to services revenue and is primarily comprised of salaries and employee-related costs, subcontracted transportation (purchased transportation from third parties), fuel, equipment and maintenance costs. Cost of services decreased slightly less than revenue in the first quarter of 2026.

Services gross margin decreased in the first quarter of 2026, primarily due to lower automotive results and productivity of new business ramping up in SCS. Service gross margin as a percentage of revenue remained consistent.
Lease & Related Maintenance and Rental

	Three months ended March 31,		Change 2026/2025
(Dollars in millions)	2026	2025	Three Months
Lease & related maintenance and rental revenue	$951	$945	1%
Cost of lease & related maintenance and rental	664	648	2%
Gross margin	$287	$297	(3)%
Gross margin %	31%	31%

Lease & related maintenance and rental revenue represent revenue from our ChoiceLease and commercial rental product offerings within our FMS business segment. Revenue increased 1% in the first quarter of 2026, reflecting contractual revenue growth, partially offset by lower rental demand.

Cost of lease & related maintenance and rental represents the direct costs related to Lease & related maintenance and rental revenue and are comprised of depreciation of revenue earning equipment, maintenance costs (primarily repair parts and labor), and other costs such as licenses, insurance and operating taxes. Cost of lease & related maintenance and rental excludes interest costs from vehicle financing, which are reported within "Interest expense" in our Condensed Consolidated Statements of Earnings. Cost of lease & related maintenance and rental increased 2% in the first quarter of 2026, reflecting revenue growth, higher equipment costs and unfavorable development of prior year rental insurance claims.

Lease & related maintenance and rental gross margin decreased 3% in the first quarter of 2026, primarily due to lower commercial rental demand and unfavorable development of prior year rental insurance claims, partially offset by improved contractual performance. Lease & related maintenance and rental gross margin percentage remained at 31% in the first quarter of 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Fuel Services

	Three months ended March 31,		Change 2026/2025
(Dollars in millions)	2026	2025	Three Months
Fuel services revenue	$111	$106	5%
Cost of fuel services	104	104	—%
Gross margin	$7	$2	250%
Gross margin %	6%	2%

Fuel services revenue represents fuel services provided to our FMS customers. Fuel services revenue increased 5% in the first quarter of 2026, primarily reflecting higher fuel prices passed through to customers, partially offset by lower gallons sold.

Cost of fuel services includes the direct costs associated with providing our customers with fuel. These costs include fuel, salaries and employee-related costs of fuel island attendants and depreciation of our fueling facilities and equipment. Cost of fuel services remained unchanged in the first quarter of 2026, due to higher fuel prices offset by lower gallons sold.

Fuel services gross margin and gross margin as a percentage of revenue increased in the first quarter of 2026, compared to prior year. Fuel is largely a pass-through to customers for which we realize minimal changes in margin during periods of steady market fuel prices. However, fuel services margin is impacted by sudden increases or decreases in market fuel prices during a short period of time, as customer pricing for fuel is established based on current market fuel costs. Fuel services gross margin and gross margin as a percentage of revenue for the first quarter of 2026 were impacted by these price change dynamics as fuel prices rapidly increased during the period.

Selling, General and Administrative Expenses

	Three months ended March 31,		Change 2026/2025
(Dollars in millions)	2026	2025	Three Months
Selling, general and administrative expenses (SG&A)	$380	$368	3%
Percentage of total revenue	12%	12%

SG&A expenses increased 3% in the first quarter of 2026. The increase in SG&A expenses in the first quarter of 2026 primarily reflects higher incentive-based compensation expenses. SG&A expenses as a percentage of total revenue remained at 12% for the first quarter of 2026.

Non-Operating Pension Costs, Net

	Three months ended March 31,		Change 2026/2025
(Dollars in millions)	2026	2025	Three Months
Non-operating pension costs, net	$9	$9	NM
NM - Denotes Not Meaningful throughout the MD&A

Non-operating pension costs, net include the amortization of net actuarial loss and prior service cost, interest cost and expected return on plan assets components of pension and postretirement benefit costs, as well as any significant charges for settlements or curtailments if recognized. Non-operating pension costs, net remained consistent in the first quarter of 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Used Vehicle Sales, net

	Three months ended March 31,		Change 2026/2025
(In millions)	2026	2025	Three Months
Used vehicle sales, net	$(12)	$(9)	39%

Used vehicle sales, net includes gains or losses from sales of used vehicles, selling costs associated with used vehicles and write-downs of vehicles held for sale to fair market values (referred to as "valuation adjustments"). Used vehicle sales, net increased primarily due to higher pricing from improved retail sales mix in the first quarter of 2026.

The following table presents the average used vehicle proceeds per unit changes, using constant currency, compared to the prior year:

Change 2026/2025
Three Months
Tractors	6%
Trucks	(5)%

Interest Expense

	Three months ended March 31,		Change 2026/2025
(In millions)	2026	2025	Three Months
Interest expense	$97	$100	(3)%
Effective interest rate	5.1%	5.2%

Interest expense decreased 3% in the first quarter of 2026, primarily reflecting a lower average debt balance and effective interest rate.

Miscellaneous Loss, net

	Three months ended March 31,		Change 2026/2025
(In millions)	2026	2025	Three Months
Miscellaneous loss, net	$1	$6	(83)%
Miscellaneous loss, net consists of investment income or loss on securities used to fund certain benefit plans, interest income, gains or losses on sales of operating property, foreign currency transaction remeasurement and other non-operating items. Miscellaneous loss, net was $1 million in the first quarter of 2026, compared to $6 million in prior year, primarily due to reduced investment portfolio losses.

Restructuring and Other Items, net

	Three months ended March 31,		Change 2026/2025
(In millions)	2026	2025	Three Months
Restructuring and other items, net	$1	$(1)	NM

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Provision for Income Taxes

	Three months ended March 31,		Change 2026/2025
(In millions)	2026	2025	Three Months
Provision for income taxes	$25	$36	(31)%
Effective tax rate from continuing operations	21.0%	26.8%
Comparable effective tax rate on continuing operations (1)	20.9%	25.6%
————————————
(1)Non-GAAP financial measure. Refer to the "Non-GAAP Financial Measures" section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.

Our effective tax rate on continuing operations and comparable effective tax rate on continuing operations was 21.0% and 20.9% in the first quarter of 2026, respectively, compared to 26.8% and 25.6%, respectively, in the prior year. The decrease in tax rates was primarily due to excess tax benefits on stock-based compensation in the first quarter of 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
OPERATING RESULTS BY BUSINESS SEGMENT

	Three months ended March 31,		Change 2026/2025
(In millions)	2026	2025	Three Months
Revenue:
Fleet Management Solutions	$1,461	$1,447	1%
Supply Chain Solutions	1,360	1,331	2%
Dedicated Transportation Solutions	553	602	(8)%
Eliminations	(248)	(249)	(1)%
Total	$3,126	$3,131	—%

Operating Revenue: (1)
Fleet Management Solutions	$1,265	$1,260	—%
Supply Chain Solutions	1,029	1,000	3%
Dedicated Transportation Solutions	438	460	(5)%
Eliminations	(159)	(163)	(3)%
Total	$2,573	$2,557	1%

Earnings from continuing operations before income taxes:
Fleet Management Solutions	$99	$94	6%
Supply Chain Solutions	72	87	(17)%
Dedicated Transportation Solutions	23	27	(15)%
Eliminations	(30)	(33)	(3)%
	164	175	(6)%
Unallocated Central Support Services	(22)	(20)	7%
Intangible amortization expense	(14)	(13)	4%
Non-operating pension costs (2)	(9)	(9)	NM
Other items impacting comparability, net	(1)	1	NM
Earnings from continuing operations before income taxes	$118	$134	(12)%
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

The following table sets forth the benefits from Equipment Contribution included in Segment EBT for our SCS and DTS business segments:

	Three months ended March 31,		Change 2026/2025
(In millions)	2026	2025	Three Months
Equipment Contribution:
Supply Chain Solutions	$10	$11	(3)%
Dedicated Transportation Solutions	20	22	(3)%
Total	$30	$33	(3)%

Fleet Management Solutions

	Three months ended March 31,		Change 2026/2025
(Dollars in millions)	2026	2025	Three Months
ChoiceLease	$878	$867	1%
Commercial rental (1)	211	219	(4)%
SelectCare and other	176	174	1%
Fuel services revenue	196	187	4%
FMS total revenue	$1,461	$1,447	1%

FMS operating revenue (2)	$1,265	$1,260	—%

FMS EBT	$99	$94	6%
FMS EBT as a % of FMS total revenue	6.8%	6.5%	30 bps
FMS EBT as a % of FMS operating revenue (2)	7.9%	7.5%	40 bps

	Twelve months ended March 31,		Change 2026/2025
	2026	2025
FMS EBT as a % of FMS total revenue	8.6%	8.7%	(10) bps
FMS EBT as a % of FMS operating revenue (2)	9.9%	10.0%	(10) bps
————————————
(1)For the three months ended March 31, 2026 and 2025, rental revenue from lease customers in place of a lease vehicle represented 31% of commercial rental revenue for both periods.
(2)Non-GAAP financial measure. Refer to the "Non-GAAP Financial Measures" section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.

FMS total revenue increased 1% in the first quarter of 2026, due to higher fuel pricing passed through to customers. FMS operating revenue (a non-GAAP measure excluding fuel) was consistent with prior year as contractual revenue growth was offset by lower rental demand.

FMS EBT increased 6% in the first quarter of 2026, primarily from higher contractual business performance, which benefited from strategic initiatives. Higher used vehicle sales results reflected improving market conditions. Used truck and tractor pricing decreased 5% and increased 6%, respectively. Rental power fleet utilization was 68% in the first quarter, compared to 66% in the prior year, on a 13% smaller average fleet.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Our fleet of owned and leased revenue earning equipment and SelectCare vehicles, including vehicles under on-demand maintenance, is summarized as follows (number of units rounded to the nearest hundred):

				Change
	March 31, 2026	December 31, 2025	March 31, 2025	Mar 2026/ Dec 2025	Mar 2026/ Mar 2025
End of period vehicle count
By type:
Trucks (1)	76,800	78,200	81,200	(2)%	(5)%
Tractors (2)	62,200	62,900	64,800	(1)%	(4)%
Trailers and other (3)	43,700	43,800	44,400	—%	(2)%
Total	182,700	184,900	190,400	(1)%	(4)%

By ownership:
Owned	179,100	181,000	185,100	(1)%	(3)%
Leased	3,600	3,900	5,300	(8)%	(32)%
Total	182,700	184,900	190,400	(1)%	(4)%

By product line:
ChoiceLease	141,400	141,700	144,300	—%	(2)%
Commercial rental	29,700	31,600	34,400	(6)%	(14)%
Service vehicles and other	2,100	2,100	2,200	—%	(5)%
	173,200	175,400	180,900	(1)%	(4)%
Held for sale	9,500	9,500	9,500	—%	—%
Total	182,700	184,900	190,400	(1)%	(4)%

Customer vehicles under SelectCare contracts (4)	44,300	44,100	42,900	—%	3%

Quarterly average vehicle count
By product line:
ChoiceLease	141,600	141,700	144,800	—%	(2)%
Commercial rental	30,500	32,200	34,900	(5)%	(13)%
Service vehicles and other	2,100	2,100	2,100	—%	—%
	174,200	176,000	181,800	(1)%	(4)%
Held for sale	9,500	9,200	9,200	3%	3%
Total	183,700	185,200	191,000	(1)%	(4)%

Customer vehicles under SelectCare contracts (4)	43,900	43,900	42,500	—%	3%
Customer vehicles under SelectCare on-demand (5)	1,300	1,900	2,400	(32)%	(46)%
Total vehicles serviced	228,900	231,000	235,900	(1)%	(3)%
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
The following table provides information on our active ChoiceLease fleet (number of units rounded to nearest hundred) and our commercial rental power fleet utilization (excludes trailers):

				Change
	March 31, 2026	December 31, 2025	March 31, 2025	Mar 2026/ Dec 2025	Mar 2026/ Mar 2025
Active ChoiceLease fleet
End of period vehicle count (1)	131,000	132,000	135,000	(1)%	(3)%
Quarterly average vehicle count (1)	131,200	132,700	135,100	(1)%	(3)%
Commercial rental statistics
Quarterly commercial rental utilization - power fleet (2)	68%	72%	66%	(400) bps	200 bps
————————————
(1)Active ChoiceLease vehicles are calculated as those units currently earning revenue and not classified as not yet earning or no longer earning units.
(2)Rental utilization is calculated using the number of days units are rented divided by the number of days units are available to rent in the calendar year.

Supply Chain Solutions

	Three months ended March 31,		Change 2026/2025
(Dollars in millions)	2026	2025	Three Months
Omnichannel retail	$351	$305	15%
Automotive	249	271	(8)%
Consumer packaged goods	290	294	(1)%
Industrial and other	139	130	6%
Subcontracted transportation and fuel	331	331	—%
SCS total revenue	$1,360	$1,331	2%

SCS operating revenue (1)	$1,029	$1,000	3%

SCS EBT	$72	$87	(17)%
SCS EBT as a % of SCS total revenue	5.3%	6.5%	(120) bps
SCS EBT as a % of SCS operating revenue (1)	7.0%	8.7%	(170) bps

End of period vehicle count:
Power vehicles	3,700	3,900	(5)%
Trailers	9,300	9,200	1%
Total	13,000	13,100	(1)%

	Twelve months ended March 31,		Change 2026/2025
	2026	2025
SCS EBT as a % of SCS total revenue	6.2%	6.7%	(50) bps
SCS EBT as a % of SCS operating revenue (1)	8.3%	8.9%	(60) bps
————————————
(1)Non-GAAP financial measure. Refer to the "Non-GAAP Financial Measures" section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.

SCS total revenue increased 2% in the first quarter of 2026, reflecting higher operating revenue (a non-GAAP measure excluding subcontracted transportation and fuel). SCS operating revenue increased 3% in the first quarter of 2026, driven by new business in omnichannel retail, partially offset by lost business and lower volumes in automotive.

SCS EBT decreased to $72 million in the first quarter of 2026, primarily reflecting lower automotive results and, to a lesser extent, productivity of new business ramping up.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Dedicated Transportation Solutions

	Three months ended March 31,		Change 2026/2025
(Dollars in millions)	2026	2025	Three Months
DTS total revenue	$553	$602	(8)%

DTS operating revenue (1)	$438	$460	(5)%

DTS EBT	$23	$27	(15)%
DTS EBT as a % of DTS total revenue	4.2%	4.5%	(30) bps
DTS EBT as a % of DTS operating revenue (1)	5.2%	5.9%	(70) bps

End of period vehicle count:
Power vehicles	6,800	7,400	(8)%
Trailers	10,600	11,400	(7)%
Total	17,400	18,800	(7)%

	Twelve months ended March 31,		Change 2026/2025
	2026	2025
DTS EBT as a % of DTS total revenue	5.9%	5.4%	50 bps
DTS EBT as a % of DTS operating revenue (1)	7.5%	7.0%	50 bps
————————————
(1)Non-GAAP financial measure. Refer to the "Non-GAAP Financial Measures" section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.

DTS total revenue decreased 8% in the first quarter of 2026, primarily due to lower subcontracted transportation costs and operating revenue (a non-GAAP measure excluding subcontracted transportation and fuel). DTS operating revenue decreased 5% in the first quarter of 2026, reflecting lower fleet count due to prolonged freight market downturn.

DTS EBT decreased 15% in the first quarter of 2026, primarily reflecting lower operating revenue, partially offset by benefits from strategic initiatives.

Central Support Services

	Three months ended March 31,		Change 2026/2025
(Dollars in millions)	2026	2025	Three Months
Total CSS	$113	$108	4%
Allocation of CSS to business segments	(91)	(88)	3%
Unallocated CSS	$22	$20	7%

Total CSS and Unallocated CSS costs increased 4% and 7%, respectively, in the first quarter of 2026, primarily due to higher incentive-based compensation costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
FINANCIAL RESOURCES AND LIQUIDITY
Cash Flows
The following is a summary of our cash flows from continuing operations:

	Three months ended March 31,
(In millions)	2026	2025
Net cash provided by (used in) :
Operating activities	$583	$651
Investing activities	(321)	(393)
Financing activities	(277)	(261)
Effect of exchange rate changes on cash	(1)	—
Net change in cash, cash equivalents, and restricted cash	$(16)	$(3)

	Three months ended March 31,
(In millions)	2026	2025
Net cash provided by operating activities from continuing operations
Earnings from continuing operations	$93	$98
Non-cash and other, net	571	554
Collections on sales-type leases	44	39
Changes in operating assets and liabilities	(125)	(40)
Net cash provided by operating activities from continuing operations	$583	$651

Net cash provided by operating activities from continuing operations was $583 million for the three months ended March 31, 2026, compared to $651 million in the prior year, primarily reflecting working capital needs. Our working capital needs are primarily influenced by the timing of receivable collections and vendor payments, as well as other changes in operating assets and liabilities. During the period, we had unfavorable impacts from the timing of receivable collections in our DTS and SCS segments and the timing of vendor payments. Net cash used in investing activities from continuing operations decreased to $321 million for the three months ended March 31, 2026, compared with $393 million in 2025, primarily reflecting lower capital expenditures. Net cash used in financing activities from continuing operations was $277 million for the three months ended March 31, 2026, compared with $261 million in 2025, primarily reflecting higher share repurchases partially offset with net borrowings in 2026 compared to net debt payments in 2025.

The following table shows our free cash flow (a non-GAAP measure) computation:

	Three months ended March 31,
(In millions)	2026	2025
Net cash provided by operating activities from continuing operations	$583	$651
Sales of revenue earning equipment (1)	116	120
Sales of operating property and equipment (1)	1	2
Total cash generated (2)	700	773
Purchases of property and revenue earning equipment (1)	(427)	(514)
Free cash flow (2)	$273	$259
————————————
(1)Included in cash flows from investing activities.
(2)Non-GAAP financial measure. Reconciliations of net cash provided by operating activities to total cash generated and to free cash flow are set forth in this table. Refer to the "Non-GAAP Financial Measures" section of this MD&A for the reasons why management believes this measure is important to investors.

Free cash flow (a non-GAAP measure) increased to $273 million for the three months ended March 31, 2026, compared to $259 million in 2025, primarily reflecting reduced cash capital expenditures, partially offset by lower cash provided by operating activities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
The following table provides a summary of gross capital expenditures:

	Three months ended March 31,
(In millions)	2026	2025
Revenue earning equipment:
ChoiceLease	$314	$413
Commercial rental	37	78
	351	491
Operating property and equipment	58	45
Gross capital expenditures	409	536
Changes to liabilities related to purchases of property and revenue earning equipment	18	(22)
Cash paid for purchases of property and revenue earning equipment	$427	$514

Gross capital expenditures decreased to $409 million for the three months ended March 31, 2026, compared to $536 million in 2025, primarily reflecting the timing of ChoiceLease fleet replacement and reduced investments in the rental fleet.

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

Cash and cash equivalents totaled $182 million as of March 31, 2026. As of March 31, 2026, $141 million was held outside the U.S. and is available to fund operations and growth of non-U.S. subsidiaries. We continue to consider the historical earnings of our former U.K. business to be no longer indefinitely reinvested and determined that there was no impact to deferred taxes. We consider the undistributed earnings of our Mexico subsidiary generated through 2023 to be indefinitely reinvested. As of 2024, we no longer assert that the current year earnings of our Mexico subsidiary are indefinitely reinvested. We consider the undistributed earnings of our Canada subsidiary generated through 2024 to be indefinitely reinvested. As of 2025, we no longer assert that current year earnings of our Canada subsidiary are indefinitely reinvested. Our remaining foreign jurisdictions are indefinitely reinvested.

We believe that our cash generated from operations and our access to the commercial paper and public bond markets will be sufficient to meet our operating, investing and financing needs, including our debt maturities and other short‑term obligations, over the next twelve months. However, volatility or disruption in the commercial paper or public debt market may impair our ability to access these markets or secure terms commercially acceptable to us. If we cease to have access to commercial paper, public bonds and other sources of unsecured borrowings, we would meet our liquidity needs by drawing upon contractually committed lending agreements or by seeking other funding sources.

In April 2026, we extended the trade receivables financing facility for an additional year to April 2027.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Our debt ratings and rating outlooks as of March 31, 2026, were as follows:

Rating Summary
	Short-term	Long-term	Long-term Outlook
Standard & Poor’s Ratings Services	A2	BBB+	Stable
Moody’s Investors Service (1)	P2	Baa2	Positive
Fitch Ratings	F2	BBB+	Stable
————————————
(1) In April 2026, the long-term rating was upgraded to Baa1 with a stable outlook.

As of March 31, 2026, we had the following amounts available to fund operations under the following facilities:

(In millions)
Revolving credit facility	$703
Trade receivables financing program	202
Total	$905

In accordance with our funding philosophy, we attempt to align the aggregate average remaining repricing life of our debt with the aggregate average remaining repricing life of our vehicle assets. We utilize both fixed-rate and variable-rate debt to achieve this alignment and generally target a mix of 20% - 40% variable-rate debt as a percentage of total debt outstanding. The variable-rate portion of our total debt (including notional value of swap agreements) was 18% as of both March 31, 2026 and December 31, 2025, respectively.

Our debt-to-equity ratio was 269% and 250% as of March 31, 2026 and December 31, 2025, respectively. The debt-to-equity ratio represents total debt divided by total equity.

Share Repurchases and Cash Dividends.

Refer to Note 10, "Share Repurchase Programs," in the Notes to Condensed Consolidated Financial Statements for a discussion on our share repurchase programs.

In February 2026 and 2025, our board of directors declared a quarterly cash dividend of $0.91 and $0.81 per share of common stock, respectively.

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

	Continuing Operations
	Three months ended March 31,
(In millions, except per share amount)	2026	2025
EBT	$118	$134
Non-operating pension costs, net	9	9
Other, net	1	(1)
Comparable EBT	$128	$142
Earnings	$93	$98
Non-operating pension costs, net	7	7
Other, net	1	1
Comparable Earnings	$101	$106
Diluted EPS	$2.34	$2.29
Non-operating pension costs, net	0.17	0.17
Other, net	0.03	—
Comparable EPS	$2.54	$2.46

Note: Amounts may not be additive due to rounding.

The following table provides a reconciliation of the effective tax rate to the comparable tax rate:

	Three months ended March 31,
(In millions)	2026	2025
Effective tax rate on continuing operations (1)	21.0%	26.8%
Income tax effects of non-GAAP adjustments (2)	(0.1)%	(1.2)%
Comparable effective tax rate on continuing operations (1)	20.9%	25.6%
————————————
(1)The effective tax rate on continuing operations and comparable tax rate are based on EBT and comparable EBT, respectively, found above.
(2)Income tax effects of non-GAAP adjustments are calculated based on the marginal tax rates to which the non-GAAP adjustments are related.

The following table provides a reconciliation of Net earnings to comparable EBITDA:

	Three months ended March 31,
(In millions)	2026	2025
Net earnings	$93	$98
Provision for income taxes	25	36
EBT	118	134
Non-operating pension costs, net	9	9
Other, net	1	(1)
Comparable EBT	128	142
Interest expense	97	100
Depreciation	432	425
Used vehicle sales, net	(12)	(9)
Intangible amortization	14	13
Comparable EBITDA	$659	$671

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
The following table provides a reconciliation of Total revenue to Operating revenue:

	Three months ended March 31,
(In millions)	2026	2025
Total revenue	$3,126	$3,131
Subcontracted transportation	(338)	(368)
Fuel	(215)	(206)
Operating revenue	$2,573	$2,557

The following table provides a reconciliation of FMS total revenue to FMS operating revenue:

	Three months ended March 31,		Twelve months ended March 31,
(Dollars in millions)	2026	2025	2026	2025
FMS total revenue	$1,461	$1,447	$5,859	$5,880
Fuel services revenue	(196)	(187)	(727)	(755)
FMS operating revenue	$1,265	$1,260	$5,132	$5,125

FMS EBT	$99	$94	$506	$510
FMS EBT as a % of FMS total revenue	6.8%	6.5%	8.6%	8.7%
FMS EBT as a % of FMS operating revenue	7.9%	7.5%	9.9%	10.0%

The following table provides a reconciliation of SCS total revenue to SCS operating revenue:

	Three months ended March 31,		Twelve months ended March 31,
(Dollars in millions)	2026	2025	2026	2025
SCS total revenue	$1,360	$1,331	$5,488	$5,329
Subcontracted transportation	(291)	(292)	(1,217)	(1,185)
Fuel	(40)	(39)	(151)	(151)
SCS operating revenue	$1,029	$1,000	$4,120	$3,993

SCS EBT	$72	$87	$340	$355
SCS EBT as a % of SCS total revenue	5.3%	6.5%	6.2%	6.7%
SCS EBT as a % of SCS operating revenue	7.0%	8.7%	8.3%	8.9%

The following table provides a reconciliation of DTS total revenue to DTS operating revenue:

	Three months ended March 31,		Twelve months ended March 31,
(Dollars in millions)	2026	2025	2026	2025
DTS total revenue	$553	$602	$2,294	$2,485
Subcontracted transportation	(51)	(81)	(240)	(333)
Fuel	(64)	(61)	(235)	(249)
DTS operating revenue	$438	$460	$1,819	$1,903

DTS EBT	$23	$27	$136	$134
DTS EBT as a % of DTS total revenue	4.2%	4.5%	5.9%	5.4%
DTS EBT as a % of DTS operating revenue	5.2%	5.9%	7.5%	7.0%

The following tables provide numerical reconciliations of net earnings to adjusted net earnings and average shareholders' equity to adjusted average shareholders' equity (Adjusted ROE), and of the non-GAAP elements used to calculate the adjusted return on equity to the corresponding GAAP measures:

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

	Twelve months ended March 31,
(Dollars in millions)	2026	2025
Net earnings	$495	$502
Other items impacting comparability, net (1)	10	8
Tax impact (2)	(1)	(1)
Adjusted net earnings [A]	$504	$509

Average shareholders' equity	$3,017	$3,064
Average adjustments to shareholders' equity (3)	3	5
Adjusted average shareholders' equity [B]	$3,020	$3,069

Adjusted return on equity [A/B]	17%	17%
————————————
(1)Refer to the table below for a composition of Other items impacting comparability, net, for the 12-month rolling period.
(2)Represents income taxes on other items impacting comparability.
(3)Represents the impact of other items impacting comparability, net of tax, to equity for the respective periods.

Note: Amounts may not be additive due to rounding.

	Twelve months ended March 31,
(In millions)	2026	2025
Acquisition costs	$—	$2
Other, net	10	6
Other items impacting comparability, net	$10	$8

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Forward-looking statements (within the meaning of the Federal Private Securities Litigation Reform Act of 1995) are statements that relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends concerning matters that are not historical facts. These statements are often preceded by or include the words "believe," "expect," "intend," "estimate," "anticipate," "will," "may," "could," "should" or similar expressions. This Quarterly Report contains forward-looking statements including statements regarding:

•our expectations regarding trends in used vehicle sales and commercial rental, including pricing, volumes and sales channel mix;
•our expectations regarding the freight cycle, market conditions and customer activity levels, including the impacts of overall economic uncertainty;
•our expectations with respect to demand for outsourced logistics and transportation solutions, including the impacts of outsourcing and other secular trends on our business and financial results and related long-term revenue and earnings growth opportunities;
•our expectations regarding the availability of vehicles and vehicle parts and the effects of supply conditions on pricing and demand;
•our expectations regarding the impact of labor market conditions, including shortages, disruptions and subcontracted transportation costs;
•our expectations regarding ChoiceLease performance, including revenue and earnings;
•our expectations for our SCS and DTS business segments, including revenue, earnings performance and contract sales activity;
•our expectations regarding cash flow from operating activities, free cash flow, capital expenditures and full-year guidance;
•the adequacy of our accounting estimates and reserves, including those related to goodwill and asset impairments, residual values, depreciation assumptions, deferred income taxes, effective tax rates, variable revenue considerations, the valuation of our pension plans, allowance for credit losses and self-insurance loss reserves;

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
•the adequacy of our fair value estimates of publicly traded debt and other financial instruments;
•our ability to fund all of operating, investing and financing needs through internally generated funds and outside funding sources;
•our expectations regarding the availability and use of outside funding sources, anticipated future payments under debt and lease agreements, and counterparty credit risk associated with hedging and derivative agreements;
•our ability to meet our objectives with share repurchase programs;
•the impact of fuel and energy price fluctuations;
•our expectations regarding returns on pension plan assets and future pension expense;
•our expectations regarding the scope and potential outcomes with respect to certain claims, proceedings and lawsuits;
•our ability to access commercial paper and other capital market financing on acceptable terms;
•our expectations regarding the benefits from our strategic initiatives and investments, including our lease pricing and maintenance cost savings initiatives;
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
•Other risks detailed from time to time in our SEC filings including our 2025 Annual Report on Form 10-K and in "Item 1A.-Risk Factors" of this Quarterly Report.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to Ryder's exposures to market risks since December 31, 2025. Please refer to the 2025 Annual Report on Form 10-K for a complete discussion of Ryder's exposures to market risks.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

As of the end of the first quarter of 2026, we carried out an evaluation, under the supervision and with the participation of management, including Ryder's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ryder's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the first quarter of 2026, Ryder's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective.
Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2026, there were no changes in Ryder's internal control over financial reporting that have materially affected or are reasonably likely to materially affect such internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of our material pending legal proceedings, please refer to Note 15, "Contingencies and Other Matters," in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

To our knowledge and except to the extent additional factual information disclosed in this Quarterly Report on Form 10-Q relates to such risk factors, there have been no material changes in the risk factors described in "Item 1A. Risk Factors" in our Form 10-K for the year ended December 31, 2025, filed with the SEC on February 11, 2026. Our operations could also be affected by additional risk factors that are not presently known to us or by factors that we currently consider not material to our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases we made of our common stock during the three months ended March 31, 2026:

(Dollars in millions, except per share)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Aggregate Maximum Number of Shares That May Yet Be Purchased Under the Discretionary and Anti-Dilutive Programs (2)
January 1 through January 31, 2026	266	$191.39	—	2,514,080
February 1 through February 28, 2026	776,670	219.68	620,221	1,893,859
March 1 through March 31, 2026	480,130	197.70	480,000	1,413,859
Total	1,257,066	$211.28	1,100,221
————————————
(1)During the three months ended March 31, 2026, we purchased an aggregate of 156,845 shares of our common stock in employee-related transactions. Employee-related transactions may include: (i) shares of common stock withheld as payment for the exercise price of options exercised or to satisfy the tax withholding liability associated with our share-based compensation programs and (ii) open-market purchases by the trustee of Ryder’s deferred compensation plans relating to investments by employees in our stock, one of the investment options available under the plans.
(2)We maintain two share repurchase programs approved by our board of directors in October 2025. Refer to Note 10, “Share Repurchase Programs,” in the Notes to Condensed Consolidated Financial Statements for a discussion on our share repurchase programs. Share repurchases under both programs can be made from time to time using our working capital and a variety of methods, including open-market transactions and trading plans established pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The timing and actual number of shares repurchased are subject to market conditions, legal requirements and other factors, including balance sheet leverage, availability of quality acquisitions and stock price.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans and Non-Rule 10b5-1 Trading Arrangements

Certain of our officers or directors, as applicable, have made elections to participate in, and are participating in, our dividend reinvestment plan and 401(k) savings plan, and have made, and may from time to time make, elections to purchase shares, have shares withheld to cover withholding taxes, or pay the exercise price of options, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K).

During the quarter ended March 31, 2026, Abbie J. Smith, a member of the Board of Directors of the Company, adopted a "Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K) on February 13, 2026, with the first trade under the plan scheduled for May 15, 2026. The trading plan will be effective until July 24, 2026 to sell up to 15,967 shares.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1	Certification of John J. Diez pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of Cristina Gallo-Aquilo pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32	Certification of John J. Diez and Cristina Gallo-Aquino pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C Section 1350
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYDER SYSTEM, INC.
(Registrant)

Date:	April 23, 2026	By:	/s/ CRISTINA GALLO-AQUINO
Cristina Gallo-Aquino
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	April 23, 2026	By:	/s/ JAY A. ANDERSON
Jay A. Anderson
Vice President and Controller
(Principal Accounting Officer)