Form 10-Q
period 2026-06-30
RYDER SYSTEM INC
filed 2026-07-23
CIK 85961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No   ☑
The number of shares of Ryder System, Inc. Common Stock outstanding at June 30, 2026, was 38,346,868.

RYDER SYSTEM, INC.
FORM 10-Q QUARTERLY REPORT

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
(In millions, except per share amounts)	2026	2025	2026	2025
Services revenue	$2,231	$2,123	$4,295	$4,202
Lease & related maintenance and rental revenue	971	966	1,922	1,911
Fuel services revenue	145	100	256	206
Total revenue	3,347	3,189	6,473	6,319

Cost of services	1,896	1,792	3,660	3,564
Cost of lease & related maintenance and rental	651	641	1,316	1,290
Cost of fuel services	140	94	244	198
Selling, general and administrative expenses	390	378	769	744
Non-operating pension costs, net	17	9	25	18
Used vehicle sales, net	(7)	2	(19)	(7)
Interest expense	97	102	194	202
Miscellaneous income, net	(22)	(13)	(21)	(8)
Restructuring and other items, net	—	—	1	—
	3,162	3,005	6,169	6,001

Earnings from continuing operations before income taxes	185	184	304	318
Provision for income taxes	52	52	78	88
Earnings from continuing operations	133	132	226	230
Loss from discontinued operations, net of tax	—	(1)	—	(2)
Net earnings	$133	$131	$226	$228

Earnings per common share — Basic
Continuing operations	$3.44	$3.19	$5.80	$5.51
Discontinued operations	(0.01)	(0.02)	(0.02)	(0.03)
Net earnings	$3.43	$3.18	$5.78	$5.48

Earnings per common share — Diluted
Continuing operations	$3.40	$3.15	$5.73	$5.42
Discontinued operations	(0.01)	(0.02)	(0.02)	(0.03)
Net earnings	$3.39	$3.13	$5.71	$5.39
See accompanying Notes to Condensed Consolidated Financial Statements.
Note: Earnings per common share amounts may not be additive due to rounding.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three months ended June 30,		Six months ended June 30,
(In millions)	2026	2025	2026	2025
Net earnings	$133	$131	$226	$228
Other comprehensive income:
Changes in cumulative translation adjustment (loss) gain and unrealized (loss) gain from cash flow hedges	(5)	42	(13)	43

Amortization of pension and postretirement items	7	8	15	15
Income tax expense related to amortization of pension and postretirement items	—	(1)	(2)	(2)
Amortization of pension and postretirement items, net of taxes	7	7	13	13

Reclassification of net actuarial loss due to pension settlement	8	—	8	—
Income tax expense related to pension settlement	(2)	—	(2)	—
Change in net actuarial loss due to pension settlement, net of taxes	6	—	6	—

Other comprehensive income, net of taxes	8	49	6	56

Comprehensive income	$141	$180	$232	$284
See accompanying Notes to Condensed Consolidated Financial Statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(In millions, except share amounts)	June 30, 2026	December 31, 2025
Assets:
Current assets:
Cash and cash equivalents	$219	$198
Receivables, net	1,997	1,897
Prepaid expenses and other current assets	329	378
Total current assets	2,545	2,473
Revenue earning equipment, net	8,517	8,898
Operating property and equipment, net of accumulated depreciation of $1,690 and $1,705	1,289	1,268
Goodwill	1,158	1,152
Intangible assets, net	381	412
Operating lease right-of-use assets	966	1,000
Sales-type leases and other assets	1,233	1,184
Total assets	$16,089	$16,387

Liabilities and shareholders' equity:
Current liabilities:
Short-term debt and current portion of long-term debt	$1,965	$819
Accounts payable	734	689
Accrued expenses and other current liabilities	1,243	1,270
Total current liabilities	3,942	2,778
Long-term debt	5,492	6,826
Other non-current liabilities	1,952	1,923
Deferred income taxes	1,824	1,808
Total liabilities	13,210	13,335

Contingencies and Other Matters (Note 14)
Shareholders' equity:
Preferred stock, no par value per share — authorized, 3,800,917; none outstanding, June 30, 2026 and December 31, 2025	—	—
Common stock, $0.50 par value per share — authorized, 400,000,000; outstanding, June 30, 2026 — 38,346,868 and December 31, 2025 — 39,417,224	19	20
Additional paid-in capital	1,040	1,083
Retained earnings	2,434	2,569
Accumulated other comprehensive loss	(614)	(620)
Total shareholders' equity	2,879	3,052
Total liabilities and shareholders' equity	$16,089	$16,387

See accompanying Notes to Condensed Consolidated Financial Statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
(In millions)	2026	2025
Cash flows from operating activities from continuing operations:
Net earnings	$226	$228
Less: Loss from discontinued operations, net of tax	—	(2)
Earnings from continuing operations	226	230
Depreciation expense	858	845
Used vehicle sales, net	(19)	(7)
Amortization expense and other non-cash charges, net	69	82
Operating lease right-of-use asset amortization expense	190	188
Non-operating pension costs, net and share-based compensation expense	44	36
Deferred income taxes	13	(42)
Collections on sales-type leases	89	80
Changes in operating assets and liabilities:
Receivables	(103)	14
Prepaid expenses and other assets	(4)	106
Accounts payable	65	13
Accrued expenses and other liabilities	(168)	(142)
Net cash provided by operating activities from continuing operations	1,260	1,403

Cash flows from investing activities from continuing operations:
Purchases of property and revenue earning equipment	(832)	(1,203)
Sales of revenue earning equipment	250	254
Sales of operating property and equipment	5	6
Acquisitions, net of cash acquired	(12)	(1)
Other investing activities, net	1	1
Net cash used in investing activities from continuing operations	(588)	(943)

Cash flows from financing activities from continuing operations:
Net borrowings (repayments) of commercial paper and other	(141)	(215)
Debt proceeds	—	594
Debt repayments	(83)	(471)
Dividends on common stock	(74)	(71)
Common stock issued, net of tax withholdings on vested stock awards	(19)	(16)
Common stock repurchased	(332)	(261)
Other financing activities	(1)	(4)
Net cash used in financing activities from continuing operations	(650)	(444)

Effect of exchange rate changes on Cash and cash equivalents	(1)	10
Increase in Cash and cash equivalents	21	26
Cash and cash equivalents at beginning of period	198	154
Cash and cash equivalents at end of period	$219	$180
See accompanying Notes to Condensed Consolidated Financial Statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

	Three months ended June 30, 2026
	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
(In millions, except share amounts in thousands)	Amount	Shares	Par				Total
Balance as of April 1, 2026	$—	38,691	$19	$1,039	$2,422	$(622)	$2,858
Comprehensive income	—	—	—	—	133	8	141
Common stock dividends declared —$0.91 per share	—	—	—	—	(36)	—	(36)
Common stock issued under employee stock award and stock purchase plans and other (1)	—	76	—	4	1	—	5
Common stock repurchases	—	(420)	—	(13)	(86)	—	(99)
Share-based compensation	—	—	—	10	—	—	10
Balance as of June 30, 2026	$—	38,347	$19	$1,040	$2,434	$(614)	$2,879

	Three months ended June 30, 2025
	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
(In millions, except share amounts in thousands)	Amount	Shares	Par				Total
Balance as of April 1, 2025	$—	41,341	$21	$1,098	$2,569	$(685)	$3,003
Comprehensive income	—	—	—	—	131	49	180
Common stock dividends declared —$0.81 per share	—	—	—	—	(34)	—	(34)
Common stock issued under employee stock award and stock purchase plans and other (1)	—	95	(1)	7	—	—	6
Common stock repurchases	—	(645)	—	(18)	(76)	—	(94)
Share-based compensation	—	—	—	13	—	—	13
Balance as of June 30, 2025	$—	40,791	$20	$1,100	$2,590	$(636)	$3,074
————————————
(1)Net of common shares delivered as payment for the exercise price or to satisfy the holders' withholding tax liability upon exercise or vesting of stock awards.

See accompanying Notes to Condensed Consolidated Financial Statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

	Six months ended June 30, 2026
	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
(In millions, except share amounts in thousands)	Amount	Shares	Par				Total
Balance as of January 1, 2026	$—	39,417	$20	$1,083	$2,569	$(620)	$3,052
Comprehensive income	—	—	—	—	226	6	232
Common stock dividends declared —$1.82 per share	—	—	—	—	(73)	—	(73)
Common stock issued under employee stock award and stock purchase plans and other (1)	—	450	—	(21)	2	—	(19)
Common stock repurchases	—	(1,520)	(1)	(41)	(290)	—	(332)
Share-based compensation	—	—	—	19	—	—	19
Balance as of June 30, 2026	$—	38,347	$19	$1,040	$2,434	$(614)	$2,879

	Six months ended June 30, 2025
	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
(In millions, except share amounts in thousands)	Amount	Shares	Par				Total
Balance as of January 1, 2025	$—	42,080	$21	$1,144	$2,644	$(692)	$3,117
Comprehensive income	—	—	—	—	228	56	284
Common stock dividends declared —$1.62 per share	—	—	—	—	(69)	—	(69)
Common stock issued under employee stock award and stock purchase plans and other (1)	—	412	—	(16)	—	—	(16)
Common stock repurchases	—	(1,701)	(1)	(47)	(213)	—	(261)
Share-based compensation	—	—	—	19	—	—	19
Balance as of June 30, 2025	$—	40,791	$20	$1,100	$2,590	$(636)	$3,074
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

2. RECENT ACCOUNTING PRONOUNCEMENTS

In November 2024, the FASB issued Accounting Standards Update (ASU) No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). The amendments provide for more detailed disaggregation of expenses. The standard is effective for fiscal years beginning in 2027, with early adoption permitted. We are currently evaluating the disclosure impact of the adoption of this update. This ASU is not expected to impact our consolidated financial position, results of operations, or cash flows.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40). The amendments modernize how companies account for software development costs to a flexible principles-based framework that aligns with modern software development practices. The standard is effective for fiscal years beginning in 2028, with early adoption permitted. We are currently evaluating the disclosure impact of the adoption of this update. This ASU is not expected to impact our consolidated financial position, results of operations, or cash flows.

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
The following table sets forth financial information for each of our segments and provides a reconciliation between segment EBT and Earnings from continuing operations before income taxes (in millions):

Three months ended June 30, 2026	FMS	SCS	DTS	Elimination (1)	Total
Revenue	$1,560	$1,472	$600	$(285)	$3,347

Direct operating costs	1,223	1,316	550
Used vehicle sales, net	(7)	—	—
Other segment items (2)	194	64	14
Segment EBT	$150	$92	$36	(34)	244
Unallocated Central Support Services					(19)
Intangible amortization expense (3)					(23)
Non-operating pension costs, net (4)					(17)
Earnings from continuing operations before income taxes					$185

Three months ended June 30, 2025
Revenue	$1,467	$1,366	$606	$(250)	$3,189

Direct operating costs	1,130	1,202	562
Used vehicle sales, net	2	—	—
Other segment items (2)	209	65	7
Segment EBT	$126	$99	$37	(36)	226
Unallocated Central Support Services					(21)
Intangible amortization expense (3)					(12)
Non-operating pension costs, net (4)					(9)
Earnings from continuing operations before income taxes					$184
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
(4)Refer to Note 13, Employee Benefit Plans," for further discussion.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

Six months ended June 30, 2026	FMS	SCS	DTS	Elimination (1)	Total
Revenue	$3,021	$2,832	$1,153	$(533)	$6,473

Direct operating costs	2,382	2,536	1,066
Used vehicle sales, net	(19)	—	—
Other segment items (2)	409	132	28
Segment EBT	$249	$164	$59	(65)	407
Unallocated Central Support Services					(41)
Intangible amortization expense (3)					(36)
Non-operating pension costs, net (4)					(25)
Other items impacting comparability, net					(1)
Earnings from continuing operations before income taxes					$304

Six months ended June 30, 2025
Revenue	$2,914	$2,697	$1,208	$(500)	$6,319

Direct operating costs	2,284	2,384	1,126
Used vehicle sales, net	(7)	—	—
Other segment items (2)	417	127	18
Segment EBT	$220	$186	$64	(68)	402
Unallocated Central Support Services					(42)
Intangible amortization expense (3)					(25)
Non-operating pension costs, net (4)					(18)
Other items impacting comparability, net					1
Earnings from continuing operations before income taxes					$318
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
(4)Refer to Note 13, Employee Benefit Plans," for further discussion.

Intangible amortization expense for the three and six months ended June 30, 2026, includes a $10 million non-cash impairment charge of a finite-lived intangible asset due to the reduction in projected cash flows from an acquired customer relationship.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

The following table sets forth depreciation expense and other non-cash charges, net, interest expense and purchase of property and revenue earning equipment for the three and six months ended June 30, 2026 and 2025, as provided to the chief operating decision maker (CODM) for each of our business segments. Total assets of our business segments are not provided to the CODM.

(In millions)	Depreciation expense and other non-cash charges, net (1)		Interest expense		Purchases of property and revenue earning equipment
Three months ended June 30,	2026	2025	2026	2025	2026	2025
FMS	$419	$439	$91	$95	$379	$655
SCS	109	97	5	5	20	30
DTS	3	5	1	2	—	—
CSS	25	14	—	—	6	4
Total	$556	$555	$97	$102	$405	$689

(In millions)	Depreciation expense and other non-cash charges, net (1)		Interest expense		Purchases of property and revenue earning equipment
Six months ended June 30,	2026	2025	2026	2025	2026	2025
FMS	$856	$881	$181	$189	$773	$1,137
SCS	216	194	10	9	50	57
DTS	6	11	3	4	1	1
CSS	39	29	—	—	8	8
Total	$1,117	$1,115	$194	$202	$832	$1,203
_______________
(1)Other non-cash charges, net primarily includes operating lease right-of-use (ROU) assets amortization. For the three and six months ended June 30, 2026, CSS includes the $10 million non-cash impairment charge related to an acquired finite-lived intangible asset.

4. REVENUE
Disaggregation of Revenue
The following tables disaggregate our revenue recognized by primary geographical market by our reportable business segments, by FMS product line and by SCS industry.

Primary Geographical Markets

	Three months ended June 30, 2026
(In millions)	FMS	SCS	DTS	Eliminations	Total
United States	$1,478	$1,290	$600	$(271)	$3,097
Canada	82	90	—	(14)	158
Mexico	—	92	—	—	92
Total revenue	$1,560	$1,472	$600	$(285)	$3,347

	Three months ended June 30, 2025
(In millions)	FMS	SCS	DTS	Eliminations	Total
United States	$1,391	$1,205	$606	$(239)	$2,963
Canada	76	75	—	(11)	140
Mexico	—	86	—	—	86
Total revenue	$1,467	$1,366	$606	$(250)	$3,189

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

	Six months ended June 30, 2026
(In millions)	FMS	SCS	DTS	Eliminations	Total
United States	$2,863	$2,491	$1,153	$(507)	$6,000
Canada	158	164	—	(26)	296
Mexico	—	177	—	—	177
Total revenue	$3,021	$2,832	$1,153	$(533)	$6,473

	Six months ended June 30, 2025
(In millions)	FMS	SCS	DTS	Eliminations	Total
United States	$2,766	$2,387	$1,208	$(478)	$5,883
Canada	148	147	—	(22)	273
Mexico	—	163	—	—	163
Total revenue	$2,914	$2,697	$1,208	$(500)	$6,319

Product Line

Our FMS revenue disaggregated by product line is as follows:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2026	2025	2026	2025
ChoiceLease	$885	$871	$1,763	$1,738
Commercial rental	229	239	440	458
SelectCare and other	189	178	365	352
Fuel services revenue	257	179	453	366
Total FMS revenue	$1,560	$1,467	$3,021	$2,914

Industry

Our SCS business segment included revenue from the following industries:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2026	2025	2026	2025
Omnichannel retail	$521	$439	$1,015	$873
Automotive	397	406	760	801
Consumer packaged goods	306	309	599	610
Industrial and other	248	212	458	413
Total SCS revenue	$1,472	$1,366	$2,832	$2,697
Lease & Related Maintenance and Rental Revenue
The non-lease revenue from maintenance services related to our ChoiceLease product is recognized in "Lease & related maintenance and rental revenue" in the Condensed Consolidated Statements of Earnings. For the three months ended June 30, 2026 and 2025, we recognized $262 million and $248 million, respectively. For the six months ended June 30, 2026 and 2025, we recognized $524 million and $498 million, respectively.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

Deferred Revenue
The following table includes the changes in deferred revenue due to the collection and deferral of cash or the satisfaction of our performance obligation under the contract:

	Six months ended June 30,
(In millions)	2026	2025
Balance as of beginning of period	$684	$600
Recognized as revenue during period from beginning balance	(102)	(92)
Consideration deferred during period, net	127	129
Foreign currency translation adjustment and other	(1)	1
Balance as of end of period	$708	$638
Contracted Not Recognized Revenue

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized (contracted not recognized revenue). Contracted not recognized revenue was $3.4 billion as of both June 30, 2026, and December 31, 2025, and primarily includes amounts for ChoiceLease maintenance revenue that will be recognized as revenue in future periods as we provide maintenance services to our customers and deferred revenue.

5. RECEIVABLES, NET

(In millions)	June 30, 2026	December 31, 2025
Trade	$1,756	$1,667
Sales-type lease	186	184
Other, primarily warranty and insurance	86	81
	2,028	1,932
Allowance for credit losses and other	(31)	(35)
Receivables, net	$1,997	$1,897

The following table provides a reconciliation of our allowance for credit losses and other:

	Six months ended June 30,
(In millions)	2026	2025
Balance as of January 1	$35	$38
Changes to provisions for credit losses	8	14
Write-offs and other	(12)	(20)
Balance as of end of period	$31	$32

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

6. REVENUE EARNING EQUIPMENT, NET

	Estimated Useful Lives (In Years)	June 30, 2026			December 31, 2025
(Dollars in millions)		Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
Held for use:
Trucks	2.5 — 7.5	$6,032	$(2,236)	$3,796	$6,183	$(2,216)	$3,967
Tractors	4 — 7.5	6,521	(2,950)	3,571	6,567	(2,843)	3,724
Trailers and other	9.5 — 13	1,743	(747)	996	1,754	(723)	1,031
Held for sale		754	(600)	154	856	(680)	176
Total		$15,050	$(6,533)	$8,517	$15,360	$(6,462)	$8,898
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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

The following table presents our assets held for sale that are measured at fair value on a nonrecurring basis and considered a Level 3 fair value measurement:

			Losses from Valuation Adjustments
	June 30, 2026	December 31, 2025	Three months ended June 30,		Six months ended June 30,
(In millions)			2026	2025	2026	2025
Revenue earning equipment held for sale:
Trucks	$20	$26	$5	$8	$10	$13
Tractors	17	29	4	6	4	12
Trailers and other	3	5	4	3	4	5
Total assets at fair value	$40	$60	$13	$17	$18	$30
The table above reflects only the revenue earning equipment held for sale where net book values exceeded fair values and valuation adjustments were recorded. The net book value of assets held for sale that were less than fair value was $114 million and $116 million as of June 30, 2026 and December 31, 2025, respectively.

The components of "Used vehicle sales, net" were as follows:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2026	2025	2026	2025
Gains on used vehicle sales, net	$(20)	$(15)	$(37)	$(37)
Losses from valuation adjustments	13	17	18	30
Used vehicle sales, net	$(7)	$2	$(19)	$(7)

7. ACCRUED EXPENSES AND OTHER LIABILITIES

	June 30, 2026			December 31, 2025
(In millions)	Accrued expenses and other current liabilities	Other non-current liabilities	Total	Accrued expenses and other current liabilities	Other non-current liabilities	Total
Operating lease liabilities (1)	$296	$700	$996	$303	$732	$1,035
Deferred revenue	164	544	708	161	523	684
Self-insurance	224	377	601	198	356	554
Salaries and wages	194	—	194	226	—	226
Deferred compensation	10	162	172	11	145	156
Operating taxes	119	—	119	124	—	124
Pension and other employee benefits	16	99	115	25	101	126
Deposits, mainly from customers	67	—	67	67	—	67
Interest	58	—	58	60	—	60
Other	95	70	165	95	66	161
Total	$1,243	$1,952	$3,195	$1,270	$1,923	$3,193
__________________
(1)Refer to Note 8, "Leases" for further information.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

8. LEASES
Leases as Lessor
The components of lease income were as follows:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2026	2025	2026	2025
Operating leases
Lease income related to ChoiceLease	$403	$401	$809	$792
Lease income related to commercial rental (1)	$216	$227	$415	$430

Sales-type leases
Interest income related to net investment in leases	$23	$23	$46	$45

Variable lease income excluding commercial rental (1)	$64	$68	$125	$145
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

The components of net investment in sales-type leases, which are included in "Receivables, net" and "Sales-type leases and other assets" in the Condensed Consolidated Balance Sheets, were as follows:

(In millions)	June 30, 2026	December 31, 2025
Net investment in the lease — lease payment receivable	$853	$860
Net investment in the lease — unguaranteed residual value in assets	55	54
	908	914
Estimated loss allowance	(5)	(5)
Total	$903	$909

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

9. DEBT

	Weighted Average Interest Rate
(Dollars in millions)	June 30, 2026	Maturities	June 30, 2026	December 31, 2025
Debt:
Trade receivables financing program	4.07%	2027	$20	$20
U.S. commercial paper	4.08%	2030	723	865
Unsecured medium term note issued November 2021	4.44%	2026	300	300
Unsecured medium term note issued November 2019	2.90%	2026	400	400
Unsecured medium term note issued February 2022	3.73%	2027	450	450
Unsecured medium term note issued May 2022	4.30%	2027	300	300
Unsecured medium term note issued February 2024	5.30%	2027	350	350
Unsecured medium term note issued February 2023	5.65%	2028	500	500
Unsecured medium term note issued May 2023	5.25%	2028	650	650
Unsecured medium term note issued November 2023	6.30%	2028	400	400
Unsecured medium term note issued February 2024	5.38%	2029	550	550
Unsecured medium term note issued May 2024	5.50%	2029	300	300
Unsecured medium term note issued August 2024	4.95%	2029	300	300
Unsecured medium term note issued November 2024	4.90%	2029	300	300
Unsecured medium term note issued February 2025	5.00%	2030	300	300
Unsecured medium term note issued May 2025	4.85%	2030	300	300
Unsecured medium term note issued November 2025	4.30%	2030	300	300
Unsecured medium term note issued November 2023	6.60%	2033	600	600
Unsecured U.S. obligations	5.14%	2027	275	275
Asset-backed U.S. obligations (1)	4.27%	2026-2030	57	120
Finance lease obligations and other		2026-2033	117	113
			7,492	7,693
Fair market value adjustments on medium-term notes (2)			(4)	(11)
Debt issuance costs and original issue discounts			(31)	(37)
Total debt (3)			7,457	7,645
Short-term debt and current portion of long-term debt			(1,965)	(819)
Long-term debt			$5,492	$6,826
 ————————————
(1)Asset-backed U.S. obligations are financing transactions secured by a portion of our revenue earning equipment.
(2)Included in "Other non-current liabilities" within the Condensed Consolidated Balance Sheets. The notional amount of executed interest rate swaps designated as fair value hedges was $500 million as of both June 30, 2026 and December 31, 2025.
(3)The unsecured medium-term notes bear semi-annual interest.

The fair value of total debt (excluding finance lease and asset-backed U.S. obligations) was approximately $7.4 billion and $7.6 billion as of June 30, 2026 and December 31, 2025, respectively. For publicly traded debt, estimates of fair value were based on market prices. For other debt, fair value was estimated based on a model-driven approach using rates currently available to us for debt with similar terms and remaining maturities. The fair value measurements of our publicly traded debt and our other debt were classified within Level 2 of the fair value hierarchy.

Credit Arrangements

Our borrowing capacity under the revolving credit facility and trade receivables financing program was as follows:

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

	June 30, 2026
(In millions)	Borrowing Capacity	Outstanding	Available
Revolving credit facility	$1,600	$723	$877
Trade receivables financing facility (1)	300	98	202
Total	$1,900	$821	$1,079
______________________
(1)Includes borrowings of $20 million and letters of credit outstanding of $78 million.

In April 2026, we extended the trade receivables financing facility for an additional year to April 2027.

10. SHARE REPURCHASE PROGRAMS

We currently maintain two share repurchase programs approved by our board of directors. The first program authorizes management to repurchase up to 1.5 million shares of common stock issued to employees under our employee stock plans since August 31, 2025, under an anti-dilutive program (the "2025 Anti-Dilutive Program"). The second program grants management discretion to repurchase up to 2 million shares of common stock over a period of two years under a new discretionary share repurchase program (the "May 2026 Discretionary Program"). Share repurchases under both programs can be made from time to time using our working capital and other borrowing sources. Shares are repurchased under open-market transactions and trading plans established pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The timing and actual number of shares repurchased are subject to market conditions, legal requirements and other factors, including balance sheet leverage, organic growth opportunities, availability of acquisitions and stock price.

The anti-dilutive share repurchase programs are designed to mitigate the dilutive impact of shares issued under our employee stock plans. The discretionary share repurchase programs are designed to provide management with capital structure flexibility while concurrently managing objectives related to balance sheet leverage, organic growth opportunities, acquisition opportunities, and shareholder returns. Shares of common stock are retired upon repurchase.

The following table provides the activity for shares repurchased and retired:

	Three months ended June 30,				Six months ended June 30,
	2026		2025		2026		2025
(In millions)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
2025 Anti-Dilutive Program (1)	—	$7	—	$—	0.4	$88	—	$—
2023 Anti-Dilutive Program (expired in October 2025)	—	—	0.1	14	—	—	0.4	68
Anti-Dilutive Programs	—	7	0.1	14	0.4	88	0.4	68

May 2026 Discretionary Program (2)	0.2	48	—	—	0.2	48	—	—
October 2025 Discretionary Program (superseded in May 2026)	0.2	43	—	—	0.9	195	—	—
October 2024 Discretionary Program (superseded in October 2025)	—	—	0.6	79	—	—	1.3	192
Discretionary Programs	0.4	91	0.6	79	1.1	244	1.3	192

Total	0.4	$99	0.6	$94	1.5	$332	1.7	$261
_____________________
(1)Commenced October 2025 and expires October 2027.
(2)Commenced May 2026 and expires May 2028.

Amounts in the table may not be additive due to rounding.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

11. ACCUMULATED OTHER COMPREHENSIVE LOSS

Comprehensive income presents a measure of all changes in shareholders' equity except for changes resulting from transactions with shareholders in their capacity as shareholders. The following summary sets forth the change in each component of Accumulated other comprehensive loss, net of tax (AOCI):

(In millions)	Currency Translation Adjustments	Net Actuarial (Loss) Gain and Prior Service Costs	Unrealized (Loss) Gain from Cash Flow Hedges	Accumulated Other Comprehensive Loss
January 1, 2026	$(43)	$(575)	$(2)	$(620)
Other comprehensive gain (loss), net of tax, before reclassifications	(15)	—	2	(13)
Amounts reclassified from AOCI, net of tax	—	19	—	19
Net current-period other comprehensive gain (loss), net of tax	(15)	19	2	6
June 30, 2026	$(58)	$(556)	$—	$(614)

(In millions)	Currency Translation Adjustments	Net Actuarial (Loss) Gain and Prior Service Costs	Unrealized (Loss) Gain from Cash Flow Hedges	Accumulated Other Comprehensive Loss
January 1, 2025	$(96)	$(597)	$1	$(692)
Other comprehensive gain (loss), net of tax, before reclassifications	46	—	(2)	44
Amounts reclassified from AOCI, net of tax	—	13	(1)	12
Net current-period other comprehensive gain (loss), net of tax	46	13	(3)	56
June 30, 2025	$(50)	$(584)	$(2)	$(636)

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

12. EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per common share from continuing operations:

	Three months ended June 30,		Six months ended June 30,
(Dollars in millions and shares in thousands)	2026	2025	2026	2025
Earnings per common share — Basic:
Earnings from continuing operations	$133	$132	$226	$230
Less: Distributed and undistributed earnings allocated to unvested stock	(1)	(1)	(1)	(1)
Earnings from continuing operations available to common shareholders	$132	$131	$225	229

Weighted average common shares outstanding	38,453	40,942	38,831	41,391

Earnings from continuing operations per common share — Basic	$3.44	$3.19	$5.80	$5.51

Earnings per common share — Diluted:
Earnings from continuing operations	$133	$132	$226	$230
Less: Distributed and undistributed earnings allocated to unvested stock	(1)	—	(1)	—
Earnings from continuing operations available to common shareholders — Diluted	$132	$132	$225	$230

Weighted average common shares outstanding — Basic	38,453	40,942	38,831	41,391
Effect of dilutive equity awards	454	900	428	995
Weighted average common shares outstanding — Diluted	38,907	41,842	39,259	42,386

Earnings from continuing operations per common share — Diluted	$3.40	$3.15	$5.73	$5.42

Anti-dilutive equity awards not included in Diluted EPS	3	99	49	78
————————————
Note: Amounts may not be additive due to rounding.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

13. EMPLOYEE BENEFIT PLANS

Components of net pension expense for defined benefit pension plans were as follows:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2026	2025	2026	2025
Company-administered plans:
Service cost	$1	$1	$1	$1
Interest cost	21	22	42	44
Pension settlement expense	8	—	8	—
Expected return on plan assets	(20)	(21)	(41)	(41)
Amortization of net actuarial loss and prior service cost	8	7	16	14
Net pension expense	$18	$9	$26	$18

Company-administered plans:
U.S.	$5	$5	$10	$11
Non-U.S.	13	4	16	7
Net pension expense	$18	$9	$26	$18

"Non-operating pension costs, net" include the amortization of net actuarial loss and prior service cost, interest cost and expected return on plan assets components of pension and postretirement benefit costs, as well as any significant charges for settlements or curtailments if recognized. We also maintain other postretirement benefit plans that are not reflected in the table above as the amount of postretirement benefit expense for such plans was not material for any period presented.

During the second quarter of 2026, we made lump-sum benefit settlement payments totaling $19 million for certain participants in our Canadian defined benefit pension plan. This represented 31% of the plan's projected benefit obligation, and resulted in an $8 million non-cash, pre-tax settlement charge for a portion of the plan’s actuarial loss in “Accumulated other comprehensive loss.” The charge was recorded within "Non-operating pension costs, net" in the Condensed Consolidated Statements of Earnings, and reduced the plan’s actuarial loss in “Accumulated other comprehensive loss” to $18 million as of June 30, 2026. We expect to settle the plan’s remaining projected benefit obligation of $40 million when the administrative rights for the annuity payments are transferred under our bulk annuity contract with a Canadian insurance company.

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

15. SUPPLEMENTAL CASH FLOW INFORMATION

	Six months ended June 30,
(In millions)	2026	2025
Interest paid	$191	$194
Income taxes paid, net of refunds	$59	$37
Cash paid for operating lease liabilities	$186	$187
Right-of-use assets obtained in exchange for lease obligations:
Finance leases	$24	$25
Operating leases	$127	$51
Capital expenditures acquired but not yet paid	$153	$244

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

OVERVIEW

Selected Operating Performance Items For The Second Quarter 2026

•Diluted EPS from continuing operations of $3.40, up 8% from prior year
•Comparable EPS (a non-GAAP measure) from continuing operations of $3.73, up 12% from prior year, reflects share repurchases and higher earnings in Fleet Management Solutions (FMS)
•Total revenue of $3.3 billion, up 5% from prior year, due to higher revenue in Supply Chain Solutions (SCS) and FMS
•Operating revenue (a non-GAAP measure) of $2.7 billion, up 3% from prior year, primarily reflecting contractual revenue growth in SCS

Business Trends

During the three and six months ended June 30, 2026, the strength and resiliency of our transformed business model enabled the business to deliver solid results in the current environment. FMS had earnings growth driven by strong performance in our contractual business as well as better used vehicle sales results. In addition, SCS and DTS delivered solid earnings reflecting consistent execution of our strategic initiatives.

We continue to benefit from favorable long-term secular trends in logistics and transportation solutions and have experienced strong contractual sales activity across all three of our business segments. We also experienced improving trends in used vehicle sales as market conditions continued to strengthen, and rental utilization returned to normalized levels driven by our planned asset management actions. In addition, we remain on track to achieve $70 million in expected earnings benefits from strategic initiatives this year, and are well positioned for growth from a cycle upturn.
Favorable secular trends and the value our solutions bring to our customers remain strong and provide long-term revenue and earnings growth opportunities for all of our business segments. While we are experiencing positive momentum in our businesses, inflationary cost pressures, regulatory changes, geopolitical events, labor interruptions, changes in tariff, trade or tax policies and the continued higher interest rate environment may negatively impact demand for our business, financial results and significant judgments and estimates.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
The following discussion provides a summary of financial highlights that are discussed in more detail throughout our MD&A and within the Notes to Condensed Consolidated Financial Statements:

	Three months ended June 30,		Six months ended June 30,		Change 2026/2025
(Dollars in millions, except per share)	2026	2025	2026	2025	Three Months	Six Months
Total revenue	$3,347	$3,189	$6,473	$6,319	5%	2%
Operating revenue (1)	2,686	2,610	5,260	5,167	3%	2%
Earnings from continuing operations before income taxes (EBT)	$185	$184	$304	$318	1%	(4)%
Comparable EBT (1)	202	193	330	335	5%	(2)%
Earnings from continuing operations	133	132	226	230	1%	(1)%
Comparable earnings from continuing operations (1)	146	139	247	245	5%	1%
Comparable EBITDA (1)	741	729	1,399	1,400	2%	—%
Earnings per common share (EPS) — Diluted
Continuing operations	$3.40	$3.15	$5.73	$5.42	8%	6%
Comparable (1)	3.73	3.32	6.25	5.77	12%	8%
Net cash provided by operating activities from continuing operations			$1,260	$1,403		(10)%
Total capital expenditures (2)			812	1,192		(32)%
Free cash flow (1)			684	461		48%

			June 30, 2026	December 31, 2025
Debt to equity (3)			259%	250%

			Twelve months ended June 30,
			2026	2025
Adjusted return on equity (1)			17%	17%
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

Total revenue increased 5% in the second quarter of 2026, and 2% in the six months ended June 30, 2026, reflecting higher operating revenue and fuel revenue due to higher prices passed through to customers. Operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation) increased 3% in the second quarter of 2026, and 2% for the six months ended June 30, 2026, reflecting contractual revenue growth in SCS and FMS, partially offset by lower DTS fleet count.

EBT and comparable EBT increased in the second quarter primarily due to improved FMS performance, partially offset by lower SCS results and a non-cash intangible asset impairment charge. The increase in EBT was also partially offset by an $8 million non-cash charge for the partial settlement of our Canadian pension plan’s projected benefit obligation.

EBT and comparable EBT decreased in the six months ended June 30, 2026. The decrease in EBT is primarily due to lower SCS results and a non-cash intangible asset impairment charge, partially offset by improved FMS performance. The decrease in EBT also includes an $8 million non-cash charge for the partial settlement of our Canadian pension plan’s projected benefit obligation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
CONSOLIDATED RESULTS
Services

	Three months ended June 30,		Six months ended June 30,		Change 2026/2025
(Dollars in millions)	2026	2025	2026	2025	Three Months	Six Months
Services revenue	$2,231	$2,123	$4,295	$4,202	5%	2%
Cost of services	1,896	1,792	3,660	3,564	6%	3%
Gross margin	$335	$331	$635	$638	1%	—%
Gross margin %	15%	16%	15%	15%

Services revenue represents all the revenues associated with our SCS and DTS business segments, including subcontracted transportation and fuel, as well as SelectCare and fleet support services associated with our FMS business segment. Services revenue increased 5% in the second quarter and increased 2% in the six months ended June 30, 2026, primarily driven by new business in SCS.

Cost of services represents the direct costs related to services revenue and is primarily comprised of salaries and employee-related costs, subcontracted transportation (purchased transportation from third parties), fuel, lease expense, insurance and maintenance costs. Cost of services increased slightly more than revenue for the three and six months ended June 30, 2026, primarily due to costs incurred to ramp up new business in SCS.

Services gross margin increased slightly in the second quarter and remained consistent for the six months ended June 30, 2026. Service gross margin percentage slightly decreased in the second quarter and remained consistent for the six months ended June 30, 2026.
Lease & Related Maintenance and Rental

	Three months ended June 30,		Six months ended June 30,		Change 2026/2025
(Dollars in millions)	2026	2025	2026	2025	Three Months	Six Months
Lease & related maintenance and rental revenue	$971	$966	$1,922	$1,911	1%	1%
Cost of lease & related maintenance and rental	651	641	1,316	1,290	2%	2%
Gross margin	$320	$325	$606	$621	(2)%	(2)%
Gross margin %	33%	34%	32%	32%

Lease & related maintenance and rental revenue represent revenue from our ChoiceLease and commercial rental product offerings within our FMS business segment. Revenue increased 1% in the second quarter and for the six months ended June 30, 2026, reflecting contractual revenue growth, partially offset by lower rental demand.

Cost of lease & related maintenance and rental represents the direct costs related to Lease & related maintenance and rental revenue and is comprised of depreciation of revenue earning equipment, maintenance costs (primarily repair parts and labor), and other costs such as licenses, insurance and operating taxes. Cost of lease & related maintenance and rental excludes interest costs from vehicle financing, which are reported within "Interest expense" in our Condensed Consolidated Statements of Earnings. Cost of lease & related maintenance and rental increased 2% in the second quarter and six months ended June 30, 2026, primarily reflecting revenue growth and higher maintenance and insurance costs.

Lease & related maintenance and rental gross margin decreased 2% in the second quarter and the six months ended June 30, 2026, due to higher maintenance and insurance costs. Lease & related maintenance and rental gross margin percentage slightly decreased in the second quarter primarily due to higher maintenance costs and remained consistent for the six months ended June 30, 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Fuel Services

	Three months ended June 30,		Six months ended June 30,		Change 2026/2025
(Dollars in millions)	2026	2025	2026	2025	Three Months	Six Months
Fuel services revenue	$145	$100	$256	$206	45%	24%
Cost of fuel services	140	94	244	198	48%	23%
Gross margin	$5	$6	$12	$8	(3)%	55%
Gross margin %	4%	6%	5%	4%

Fuel services revenue represents fuel services provided to our FMS customers. Fuel services revenue increased 45% in the second quarter and increased 24% in the six months ended June 30, 2026, primarily reflecting higher fuel prices passed through to customers.

Cost of fuel services includes the direct costs associated with providing our customers with fuel. These costs include fuel, salaries and employee-related costs of fuel island attendants and depreciation of our fueling facilities and equipment. Cost of fuel services increased 48% in the second quarter and increased 23% in the six months ended June 30, 2026, primarily due to higher fuel prices.

Fuel services gross margin and fuel services gross margin as a percentage of revenue decreased in the second quarter and increased for the six months ended June 30, 2026. Fuel is largely a pass-through to customers for which we realize minimal changes in margin during periods of steady market fuel prices. However, fuel services margin is impacted by sudden increases or decreases in market fuel prices during a short period of time, as customer pricing for fuel is established based on current market fuel costs. Fuel services gross margin and fuel services gross margin as a percentage of revenue in the second quarter of 2026 were positively impacted by these price change dynamics but were impacted more favorably in the prior year. Fuel services gross margin and fuel services gross margin as a percentage of revenue for the six months ended June 30, 2026 were positively impacted by these price change dynamics.

Selling, General and Administrative Expenses

	Three months ended June 30,		Six months ended June 30,		Change 2026/2025
(Dollars in millions)	2026	2025	2026	2025	Three Months	Six Months
Selling, general and administrative expenses (SG&A)	$390	$378	$769	$744	3%	3%
Percentage of total revenue	12%	12%	12%	12%

SG&A expenses increased 3% in the second quarter of 2026 and for the six months ended June 30, 2026, primarily reflecting a non-cash impairment charge related to an intangible asset and higher compensation-related expenses. SG&A expenses as a percentage of total revenue remained consistent at 12% for the second quarter and for the six months ended June 30, 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Non-Operating Pension Costs, net

	Three months ended June 30,		Six months ended June 30,		Change 2026/2025
(Dollars in millions)	2026	2025	2026	2025	Three Months	Six Months
Non-operating pension costs, net	$17	$9	$25	$18	NM	NM
————————————
NM - Denotes Not Meaningful throughout the MD&A

"Non-operating pension costs, net" include the amortization of net actuarial loss and prior service cost, interest cost and expected return on plan assets components of pension and postretirement benefit costs, as well as any significant charges for settlements or curtailments if recognized. The second quarter of 2026 and the six months ended June 30, 2026, includes an $8 million non-cash charge for the partial settlement of our Canadian pension plan’s projected benefit obligation. Refer to Note 13, Employee Benefit Plans," for further discussion.

Used Vehicle Sales, net

	Three months ended June 30,		Six months ended June 30,		Change 2026/2025
(Dollars in millions)	2026	2025	2026	2025	Three Months	Six Months
Used vehicle sales, net	$(7)	$2	$(19)	$(7)	510%	171%

Used vehicle sales, net includes gains or losses from sales of used vehicles, selling costs associated with used vehicles and write-downs of vehicles held for sale to fair market value (referred to as "valuation adjustments"). Net gains on used vehicle sales increased in the second quarter and six months ended June 30, 2026, primarily due to higher pricing and an improved retail sales mix. In the prior year, we drove higher sales through the wholesale channel in order to manage aged inventory levels.

Average proceeds per unit increased in the second quarter and for the six months ended June 30, 2026. The following table presents the average used vehicle pricing changes compared to the prior year:

	Proceeds per unit change 2026/2025 (1)
	Three Months	Six Months
Tractors	3%	5%
Trucks	6%	2%
————————————
(1) Represents percentage change compared to prior year period in average sales proceeds on used vehicle sales using constant currency.

Interest Expense

	Three months ended June 30,		Six months ended June 30,		Change 2026/2025
(Dollars in millions)	2026	2025	2026	2025	Three Months	Six Months
Interest expense	$97	$102	$194	$202	(4)%	(4)%
Effective interest rate	5.1%	5.3%	5.1%	5.2%

Interest expense decreased 4% in the second quarter and for the six months ended June 30, 2026, respectively, primarily reflecting a reduced average debt balance and lower effective interest rate.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Miscellaneous Income, net

	Three months ended June 30,		Six months ended June 30,		Change 2026/2025
(Dollars in millions)	2026	2025	2026	2025	Three Months	Six Months
Miscellaneous income, net	$(22)	$(13)	$(21)	$(8)	64%	171%
Miscellaneous income, net consists of investment income on securities used to fund certain benefit plans, interest income, gains on sales of operating property, foreign currency transaction remeasurement and other non-operating items. Miscellaneous income, net increased to $22 million in the second quarter of 2026, and increased to $21 million for the six months ended June 30, 2026, primarily due to better market performance of investments classified as trading securities used to fund certain benefit plans.

Restructuring and Other Items, net

	Three months ended June 30,		Six months ended June 30,		Change 2026/2025
(Dollars in millions)	2026	2025	2026	2025	Three Months	Six Months
Restructuring and other items, net	$—	$—	$1	$—	NM	NM
Provision for Income Taxes

	Three months ended June 30,		Six months ended June 30,		Change 2026/2025
(Dollars in millions)	2026	2025	2026	2025	Three Months	Six Months
Provision for income taxes	$52	$52	$78	$88	—%	(12)%
Effective tax rate on continuing operations	28.2%	28.3%	25.4%	27.7%
Comparable tax rate on continuing operations (1)	27.7%	28.0%	25.1%	27.0%
————————————
(1)Non-GAAP financial measure. Refer to the "Non-GAAP Financial Measures" section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.

In the second quarter of 2026, our effective tax rate on continuing operations and comparable effective tax rate on continuing operations was 28.2% and 27.7%, respectively, compared to 28.3% and 28.0%, respectively, in the prior year. For the six months ended June 30, 2026, our effective tax rate on continuing operations and comparable effective tax rate on continuing operations was 25.4% and 25.1% respectively, compared to 27.7% and 27.0%, respectively, in the prior year. The decrease in tax rates for both periods was primarily due to higher excess tax benefits on stock-based compensation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
OPERATING RESULTS BY BUSINESS SEGMENT

	Three months ended June 30,		Six months ended June 30,		Change 2026/2025
(Dollars in millions)	2026	2025	2026	2025	Three Months	Six Months
Revenue:
Fleet Management Solutions	$1,560	$1,467	$3,021	$2,914	6%	4%
Supply Chain Solutions	1,472	1,366	2,832	2,697	8%	5%
Dedicated Transportation Solutions	600	606	1,153	1,208	(1)%	(5)%
Eliminations	(285)	(250)	(533)	(500)	14%	6%
Total	$3,347	$3,189	$6,473	$6,319	5%	2%
Operating Revenue: (1)
Fleet Management Solutions	$1,303	$1,288	$2,568	$2,548	1%	1%
Supply Chain Solutions	1,095	1,019	2,124	2,019	7%	5%
Dedicated Transportation Solutions	455	470	893	930	(3)%	(4)%
Eliminations	(167)	(167)	(325)	(330)	—%	(2)%
Total	$2,686	$2,610	$5,260	$5,167	3%	2%

Earnings from continuing operations before income taxes:
Fleet Management Solutions	$150	$126	$249	$220	20%	14%
Supply Chain Solutions	92	99	164	186	(7)%	(12)%
Dedicated Transportation Solutions	36	37	59	64	(4)%	(8)%
Eliminations	(34)	(36)	(65)	(68)	(2)%	(2)%
	244	226	407	402	8%	1%
Unallocated Central Support Services	(19)	(21)	(41)	(42)	(10)%	2%
Intangible amortization expense	(23)	(12)	(36)	(25)	87%	43%
Non-operating pension costs, net (2)	(17)	(9)	(25)	(18)	NM	NM
Other items impacting comparability, net	—	—	(1)	1	NM	NM
Earnings from continuing operations before income taxes	$185	$184	$304	$318	1%	(4)%
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

The following table sets forth the benefits from Equipment Contribution included in Segment EBT for our SCS and DTS business segments:

	Three months ended June 30,		Six months ended June 30,		Change 2026/2025
(Dollars in millions)	2026	2025	2026	2025	Three Months	Six Months
Equipment Contribution:
Supply Chain Solutions	$13	$12	$23	$22	9%	3%
Dedicated Transportation Solutions	21	24	42	46	(8)%	(5)%
Total	$34	$36	$65	$68	(2)%	(2)%

Fleet Management Solutions

	Three months ended June 30,		Six months ended June 30,		Change 2026/2025
(Dollars in millions)	2026	2025	2026	2025	Three Months	Six Months
ChoiceLease	$885	$871	$1,763	$1,738	2%	1%
Commercial rental (1)	229	239	440	458	(4)%	(4)%
SelectCare and other	189	178	365	352	5%	3%
Fuel services revenue	257	179	453	366	44%	24%
FMS total revenue	$1,560	$1,467	$3,021	$2,914	6%	4%

FMS operating revenue (2)	$1,303	$1,288	$2,568	$2,548	1%	1%

FMS EBT	$150	$126	$249	$220	20%	14%
FMS EBT as a % of FMS total revenue	9.6%	8.6%	8.3%	7.5%	100 bps	80 bps
FMS EBT as a % of FMS operating revenue (2)	11.5%	9.7%	9.7%	8.6%	180 bps	110 bps

			Twelve months ended June 30,		Change 2026/2025
			2026	2025
FMS EBT as a % of FMS total revenue			8.9%	8.6%	30 bps
FMS EBT as a % of FMS operating revenue (2)			10.3%	9.8%	50 bps
————————————
(1)For the three months ended June 30, 2026 and 2025, rental revenue from lease customers in place of a lease vehicle represented 28% of commercial rental revenue for both periods. For the six months ended June 30, 2026 and 2025, rental revenue from lease customers in place of a lease vehicle represented 29% of commercial rental revenue for both periods.
(2)Non-GAAP financial measure. Refer to the "Non-GAAP Financial Measures" section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.

FMS total revenue increased 6% in the second quarter of 2026 and increased 4% for the six months ended June 30, 2026, due to higher fuel prices passed through to customers and higher operating revenue. FMS operating revenue increased 1% in the second quarter and for the six months ended June 30, 2026, primarily reflecting contractual revenue growth, partially offset by lower commercial rental demand.

FMS EBT increased 20% in the second quarter and 14% for the six months ended June 30, 2026, due to strategic initiatives benefiting ChoiceLease performance and higher used vehicle sales results reflecting improving market conditions and elevated wholesale activity in the prior year. Used truck and tractor pricing increased 6% and 3%, respectively in the second quarter of 2026 and increased 2% and 5%, respectively, in the six months ended June 30, 2026. Sequentially, pricing was stable as used truck and tractor retail pricing increased 7% and 3%, respectively, on a lower retail sales mix. Rental power fleet utilization was

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
75% in the second quarter of 2026, compared with 70% in the prior year, on a 15% smaller average fleet. Rental power fleet utilization was 72% for the six months ended June 30, 2026, compared with 68% in the prior year, on a 14% smaller average fleet.

Our North America fleet of owned and leased revenue earning equipment and SelectCare vehicles, including vehicles under on-demand maintenance, is summarized as follows (number of units rounded to the nearest hundred):

				Change
	June 30, 2026	December 31, 2025	June 30, 2025	June 2026/ Dec 2025	June 2026/ June 2025
End of period vehicle count
By type:
Trucks (1)	75,100	78,200	80,000	(4)%	(6)%
Tractors (2)	61,000	62,900	64,500	(3)%	(5)%
Trailers and other (3)	44,200	43,800	43,900	1%	1%
Total	180,300	184,900	188,400	(2)%	(4)%

By ownership:
Owned	177,000	181,000	183,700	(2)%	(4)%
Leased	3,300	3,900	4,700	(15)%	(30)%
Total	180,300	184,900	188,400	(2)%	(4)%

By product line:
ChoiceLease	140,600	141,700	142,600	(1)%	(1)%
Commercial rental	29,100	31,600	34,000	(8)%	(14)%
Service vehicles and other	2,100	2,100	2,200	—%	(5)%
	171,800	175,400	178,800	(2)%	(4)%
Held for sale	8,500	9,500	9,600	(11)%	(11)%
Total	180,300	184,900	188,400	(2)%	(4)%

Customer vehicles under SelectCare contracts (4)	44,600	44,100	43,400	1%	3%

Quarterly average vehicle count
By product line:
ChoiceLease	141,200	141,700	143,200	—%	(1)%
Commercial rental	29,200	32,200	34,300	(9)%	(15)%
Service vehicles and other	2,100	2,100	2,100	—%	—%
	172,500	176,000	179,600	(2)%	(4)%
Held for sale	8,900	9,200	9,700	(3)%	(8)%
Total	181,400	185,200	189,300	(2)%	(4)%

Customer vehicles under SelectCare contracts (4)	44,300	43,900	43,000	1%	3%
Customer vehicles under SelectCare on-demand (5)	1,200	1,900	2,000	(37)%	(40)%
Total vehicles serviced	226,900	231,000	234,300	(2)%	(3)%
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
The following table provides information on our North America active ChoiceLease fleet (number of units rounded to nearest hundred) and our commercial rental power fleet (excludes trailers):

				Change
	June 30, 2026	December 31, 2025	June 30, 2025	June 2026/ Dec 2025	June 2026/ June 2025
Active ChoiceLease fleet
End of period vehicle count (1)	131,000	132,000	134,100	(1)%	(2)%
Quarterly average vehicle count (1)	131,100	132,700	134,500	(1)%	(3)%
Commercial rental statistics
Quarterly commercial rental utilization - power fleet (2)	75%	72%	70%	300 bps	500 bps
Year-to-date commercial rental utilization - power fleet (2)	72%	70%	68%	200 bps	400 bps

————————————
(1)Active ChoiceLease vehicles are calculated as those units currently earning revenue and not classified as not yet earning or no longer earning units.
(2)Rental utilization is calculated using the number of days units are rented divided by the number of days units are available to rent in the calendar year.

Supply Chain Solutions

	Three months ended June 30,		Six months ended June 30,		Change 2026/2025
(Dollars in millions)	2026	2025	2026	2025	Three Months	Six Months
Omnichannel retail	$373	$300	$724	$605	24%	20%
Automotive	259	280	508	551	(7)%	(8)%
Consumer packaged goods	303	302	593	596	—%	—%
Industrial and other	160	137	299	267	17%	12%
Subcontracted transportation and fuel	377	347	708	678	9%	4%
SCS total revenue	$1,472	$1,366	$2,832	$2,697	8%	5%

SCS operating revenue (1)	$1,095	$1,019	$2,124	$2,019	7%	5%

SCS EBT	$92	$99	$164	$186	(7)%	(12)%
SCS EBT as a % of SCS total revenue	6.3%	7.2%	5.8%	6.9%	(90) bps	(110) bps
SCS EBT as a % of SCS operating revenue (1)	8.4%	9.7%	7.7%	9.2%	(130) bps	(150) bps

End of period vehicle count:
Power vehicles	4,200	3,800	4,200	3,800	11%	11%
Trailers	8,900	9,200	8,900	9,200	(3)%	(3)%
Total	13,100	13,000	13,100	13,000	1%	1%

			Twelve months ended June 30,		Change 2026/2025
			2026	2025
SCS EBT as a % of SCS total revenue			6.0%	6.9%	(90) bps
SCS EBT as a % of SCS operating revenue (1)			7.9%	9.2%	(130) bps
————————————
(1)Non-GAAP financial measure. Refer to the "Non-GAAP Financial Measures" section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
SCS total revenue increased 8% in the second quarter of 2026 and 5% for the six months ended June 30, 2026, primarily reflecting increased operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation). SCS operating revenue increased 7% in the second quarter of 2026 and 5% for the six months ended June 30, 2026, driven by new business, partially offset by lost business in automotive.

SCS EBT decreased 7% in the second quarter of 2026, and decreased 12% for the six months ended June 30, 2026, primarily due to lower automotive results and, to a lesser extent, productivity of new business ramping up, partially offset by the optimization of the omnichannel retail network.

Dedicated Transportation Solutions

	Three months ended June 30,		Six months ended June 30,		Change 2026/2025
(Dollars in millions)	2026	2025	2026	2025	Three Months	Six Months
DTS total revenue	$600	$606	$1,153	$1,208	(1)%	(5)%

DTS operating revenue (1)	$455	$470	$893	$930	(3)%	(4)%

DTS EBT	$36	$37	$59	$64	(4)%	(8)%
DTS EBT as a % of DTS total revenue	6.0%	6.2%	5.1%	5.3%	(20) bps	(20) bps
DTS EBT as a % of DTS operating revenue (1)	7.9%	7.9%	6.6%	6.9%	— bps	(30) bps

End of period vehicle count:
Power vehicles	6,800	7,200	6,800	7,200	(6)%	(6)%
Trailers	10,400	11,200	10,400	11,200	(7)%	(7)%
Total	17,200	18,400	17,200	18,400	(7)%	(7)%

			Twelve months ended June 30,		Change 2026/2025
			2026	2025
DTS EBT as a % of DTS total revenue			5.9%	5.5%	40 bps
DTS EBT as a % of DTS operating revenue (1)			7.5%	7.1%	40 bps
————————————
(1)Non-GAAP financial measure. Refer to the "Non-GAAP Financial Measures" section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.

DTS total revenue decreased 1% in the second quarter of 2026 and 5% for the six months ended June 30, 2026, due to lower operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation) and subcontracted transportation costs passed through to customers, partially offset by higher fuel revenue in the second quarter of 2026. DTS operating revenue decreased 3% in the second quarter of 2026 and 4% in the six months ended June 30, 2026, reflecting lower fleet count, partially offset by higher pricing.

DTS EBT decreased 4% in the second quarter of 2026, and 8% for the six months ended June 30, 2026, primarily reflecting lower operating revenue and adverse development of prior year insurance claims, partially offset by benefits from strategic initiatives.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Central Support Services

	Three months ended June 30,		Six months ended June 30,		Change 2026/2025
(Dollars in millions)	2026	2025	2026	2025	Three Months	Six Months
Total CSS	108	111	221	220	(3)%	1%
Allocation of CSS to business segments	(89)	(90)	(180)	(178)	(1)%	1%
Unallocated CSS	$19	$21	$41	$42	(10)%	(2)%

Total CSS costs decreased 3% in the second quarter of 2026, primarily due to lower marketing expense, and was relatively consistent for the six months ended June 30, 2026.

Unallocated CSS costs decreased 10% in the second quarter of 2026, and 2% for the six months ended June 30, 2026, primarily due to lower compensation-related expense.

FINANCIAL RESOURCES AND LIQUIDITY
Cash Flows
The following is a summary of our cash flows from continuing operations:

	Six months ended June 30,
(In millions)	2026	2025
Net cash provided by (used in) :
Operating activities	$1,260	$1,403
Investing activities	(588)	(943)
Financing activities	(650)	(444)
Effect of exchange rate changes on cash	(1)	10
Net change in cash, cash equivalents, and restricted cash	$21	$26

	Six months ended June 30,
(In millions)	2026	2025
Net cash provided by operating activities from continuing operations
Earnings from continuing operations	$226	$230
Non-cash and other, net	1,155	1,102
Collections on sales-type leases	89	80
Changes in operating assets and liabilities	(210)	(9)
Net cash provided by operating activities from continuing operations	$1,260	$1,403

Net cash provided by operating activities from continuing operations was $1.3 billion for the six months ended June 30, 2026, compared to $1.4 billion in the prior year, primarily reflecting an increase of accounts receivable in conjunction with revenue growth and the timing of vendor payments. Net cash used in investing activities from continuing operations decreased to $588 million for the six months ended June 30, 2026, compared with $943 million in 2025, primarily reflecting lower capital expenditures. Net cash used in financing activities from continuing operations was $650 million for the six months ended June 30, 2026, compared with $444 million in 2025, primarily reflecting higher net debt repayments and share repurchases.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
The following table shows our free cash flow (a non-GAAP measure) computation:

	Six months ended June 30,
(In millions)	2026	2025
Net cash provided by operating activities from continuing operations	$1,260	$1,403
Sales of revenue earning equipment (1)	250	254
Sales of operating property and equipment (1)	5	6
Other (1)	1	1
Total cash generated (2)	1,516	1,664
Purchases of property and revenue earning equipment (1)	(832)	(1,203)
Free cash flow (2)	$684	$461
————————————
(1)Included in cash flows from investing activities.
(2)Non-GAAP financial measure. Reconciliations of net cash provided by operating activities to total cash generated and to free cash flow are set forth in this table. Refer to the "Non-GAAP Financial Measures" section of this MD&A for the reasons why management believes this measure is important to investors.

Free cash flow (a non-GAAP measure) increased to $684 million for the six months ended June 30, 2026, compared to $461 million in 2025, primarily reflecting reduced cash capital expenditures.

The following table provides a summary of gross capital expenditures:

	Six months ended June 30,
(In millions)	2026	2025
Revenue earning equipment:
ChoiceLease	$605	$832
Commercial rental	94	268
	699	1,100
Operating property and equipment	113	92
Gross capital expenditures	812	1,192
Changes to liabilities related to purchases of property and revenue earning equipment	20	11
Cash paid for purchases of property and revenue earning equipment	$832	$1,203

Gross capital expenditures decreased to $812 million for the six months ended June 30, 2026, compared to $1.2 billion in 2025, primarily reflecting the timing of ChoiceLease fleet replacement and reduced investments in the rental fleet.

Financing and Other Funding Transactions

We utilize external capital primarily to support working capital needs and growth in our asset-based product lines. The variety of financing alternatives typically available to fund our capital needs include commercial paper, medium-term and long-term public and private debt, bank term loans, leasing arrangements and bank credit facilities. Our principal sources of financing are issuances of unsecured commercial paper and medium-term notes.

Cash and cash equivalents totaled $219 million as of June 30, 2026, of which $171 million was held outside the U.S. and is available to fund the operations and growth of our non-U.S. subsidiaries. We believe that cash generated from operations, together with our access to the commercial paper and public debt markets, will be sufficient to meet our operating, investing and financing needs, including debt maturities and other short-term obligations, over the next twelve months. Our global revolving credit facility, in conjunction with operating cash flow, provides financial flexibility to refinance upcoming debt maturities. Consistent with our historical funding practices, we intend to refinance certain debt obligations as they mature through a combination of commercial paper and medium-term debt issuances, depending on market conditions and funding requirements. However, volatility or disruption in the commercial paper or public debt markets could impair our ability to access these markets or obtain financing on commercially acceptable terms. If access to these markets become unavailable, we believe our committed revolving credit facility and other available funding sources would provide sufficient liquidity to meet our obligations as they become due.

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

Our debt ratings and rating outlooks as of June 30, 2026, were as follows:

Rating Summary
	Short-term	Long-term	Long-term Outlook
Standard & Poor’s Ratings Services	A2	BBB+	Stable
Moody’s Investors Service	P2	Baa1	Stable
Fitch Ratings	F2	BBB+	Stable
In April 2026, Moody’s long-term rating was upgraded to Baa1 with a stable outlook.

As of June 30, 2026, we had the following amounts available to fund operations under the following facilities:

(In millions)
Revolving credit facility	$877
Trade receivables financing program	202
Total	$1,079

In accordance with our funding philosophy, we attempt to align the aggregate average remaining repricing life of our U.S. debt with the aggregate average remaining repricing life of our U.S. vehicle assets. We utilize both fixed-rate and variable-rate debt to achieve this alignment and generally target a mix of 20% - 40% variable-rate debt as a percentage of total debt outstanding. The variable-rate portion of our total debt (including notional value of swap agreements) was 17% and 18% as of June 30, 2026 and December 31, 2025, respectively.

Our debt-to-equity ratio was 259% and 250% as of June 30, 2026 and December 31, 2025, respectively. The debt-to-equity ratio represents total debt divided by total equity.

Share Repurchases and Cash Dividends.

Refer to Note 10, "Share Repurchase Programs," in the Notes to Condensed Consolidated Financial Statements for a discussion on our share repurchase programs.

In July 2026, our board of directors declared a quarterly cash dividend of $1.01 per share of common stock, an increase of 11% compared to the quarterly dividend of $0.91 per share of common stock declared in July 2025.

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

	Continuing Operations
	Three months ended June 30,		Six months ended June 30,
(In millions, except per share amounts)	2026	2025	2026	2025
EBT	$185	$184	$304	$318
Non-operating pension costs, net	17	9	25	18
Other, net	—	—	1	(1)
Comparable EBT	$202	$193	$330	$335
Earnings from continuing operations	$133	$132	$226	$230
Non-operating pension costs, net	13	8	20	15
Other, net	—	(1)	1	—
Comparable Earnings	$146	$139	$247	$245
Diluted EPS	$3.40	$3.15	$5.73	$5.42
Non-operating pension costs, net	0.33	0.18	0.51	0.35
Other, net	—	(0.01)	0.01	—
Comparable EPS	$3.73	$3.32	$6.25	$5.77

Note: Amounts may not be additive due to rounding.

The following table provides a reconciliation of the effective tax rate to the comparable tax rate:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Effective tax rate on continuing operations (1)	28.2%	28.3%	25.4%	27.7%
Tax adjustments and income tax effects of non-GAAP adjustments (2)	(0.5)%	(0.3)%	(0.3)%	(0.7)%
Comparable tax rate on continuing operations (1)	27.7%	28.0%	25.1%	27.0%
————————————
(1)The effective tax rate on continuing operations and comparable tax rate are based on EBT and comparable EBT, respectively, found above.
(2)Income tax effects of non-GAAP adjustments are calculated based on the marginal tax rates to which the non-GAAP adjustments are related.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

The following table provides a reconciliation of Net earnings to comparable EBITDA:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2026	2025	2026	2025
Net earnings	$133	$131	$226	$228
Loss from discontinued operations, net of tax	—	1	—	2
Provision for income taxes	52	52	78	88
EBT	185	184	304	318
Non-operating pension costs, net	17	9	25	18
Other, net	—	—	1	(1)
Comparable EBT	202	193	330	335
Interest expense	97	102	194	202
Depreciation	426	420	858	845
Used vehicle sales, net (1)	(7)	2	(19)	(7)
Intangible amortization	23	12	36	25
Comparable EBITDA	$741	$729	$1,399	$1,400
————————————
(1)Refer to Note 6, "Revenue Earning Equipment, net," in the Notes to Condensed Consolidated Financial Statements for additional information.

The following table provides a reconciliation of total revenue to operating revenue:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2026	2025	2026	2025
Total revenue	$3,347	$3,189	$6,473	$6,319
Subcontracted transportation	(379)	(384)	(716)	(751)
Fuel	(282)	(195)	(497)	(401)
Operating revenue	$2,686	$2,610	$5,260	$5,167

The following table provides a reconciliation of FMS total revenue to FMS operating revenue:

	Three months ended June 30,		Six months ended June 30,		Twelve months ended June 30,
(Dollars in millions)	2026	2025	2026	2025	2026	2025
FMS total revenue	$1,560	$1,467	$3,021	$2,914	$5,952	$5,869
Fuel revenue	(257)	(179)	(453)	(366)	(805)	(732)
FMS operating revenue	$1,303	$1,288	$2,568	$2,548	$5,147	$5,137

FMS EBT	$150	$126	$249	$220	$530	$503
FMS EBT as a % of FMS total revenue	9.6%	8.6%	8.3%	7.5%	8.9%	8.6%
FMS EBT as a % of FMS operating revenue	11.5%	9.7%	9.7%	8.6%	10.3%	9.8%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
The following table provides a reconciliation of SCS total revenue to SCS operating revenue:

	Three months ended June 30,		Six months ended June 30,		Twelve months ended June 30,
(Dollars in millions)	2026	2025	2026	2025	2026	2025
SCS total revenue	$1,472	$1,366	$2,832	$2,697	$5,594	$5,354
Subcontracted transportation	(321)	(309)	(612)	(601)	(1,229)	(1,183)
Fuel	(56)	(38)	(96)	(77)	(169)	(148)
SCS operating revenue	$1,095	$1,019	$2,124	$2,019	$4,196	$4,023

SCS EBT	$92	$99	$164	$186	$333	$369
SCS EBT as a % of SCS total revenue	6.3%	7.2%	5.8%	6.9%	6.0%	6.9%
SCS EBT as a % of SCS operating revenue	8.4%	9.7%	7.7%	9.2%	7.9%	9.2%

The following table provides a reconciliation of DTS total revenue to DTS operating revenue:

	Three months ended June 30,		Six months ended June 30,		Twelve months ended June 30,
(Dollars in millions)	2026	2025	2026	2025	2026	2025
DTS total revenue	$600	$606	$1,153	$1,208	$2,288	$2,456
Subcontracted transportation	(63)	(78)	(114)	(159)	(225)	(328)
Fuel	(82)	(58)	(146)	(119)	(259)	(239)
DTS operating revenue	$455	$470	$893	$930	$1,804	$1,889

DTS EBT	$36	$37	$59	$64	$135	$134
DTS EBT as a % of DTS total revenue	6.0%	6.2%	5.1%	5.3%	5.9%	5.5%
DTS EBT as a % of DTS operating revenue	7.9%	7.9%	6.6%	6.9%	7.5%	7.1%

The following tables provide numerical reconciliations of Net earnings to adjusted net earnings and average shareholders' equity to adjusted average shareholders' equity (Adjusted ROE), and of the non-GAAP elements used to calculate the adjusted return on equity to the corresponding GAAP measures:

	Twelve months ended June 30,
(Dollars in millions)	2026	2025
Net earnings	$496	$506
Other items impacting comparability, net	10	8
Adjusted net earnings [A]	$506	$514

Average shareholders' equity	$2,993	$3,068
Average adjustments to shareholders' equity	3	4
Adjusted average shareholders' equity [B]	$2,996	$3,072
Adjusted return on equity [A/B]	17%	17%
————————————
Note: Amounts may not be additive due to rounding.

	Twelve months ended June 30,
(In millions)	2026	2025
Acquisition costs	—	1
Other, net	10	7
Other items impacting comparability, net	$10	$8

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
•our expectations regarding cash flow from operating activities, free cash flow, capital expenditures and other financial outlook;
•the adequacy of our accounting estimates and reserves, including those related to goodwill, acquired intangible assets, customer relationship intangible assets and other asset impairments, residual values, depreciation assumptions, deferred income taxes, effective tax rates, variable revenue considerations, the valuation of our pension plans, allowance for credit losses and self-insurance loss reserves;
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
◦Lower than expected revenue growth due to production delays, lost business or supply chain or other disruptions affecting our automotive SCS customers or other customers.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

As of the end of the second quarter of 2026, we carried out an evaluation, under the supervision and with the participation of management, including Ryder's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ryder's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the second quarter of 2026, Ryder's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective.
Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2026, there were no changes in Ryder's internal control over financial reporting that have materially affected or are reasonably likely to materially affect such internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases we made of our common stock during the three months ended June 30, 2026:

(Dollars in millions, except per share)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Aggregate Maximum Number of Shares That May Yet Be Purchased Under the Discretionary and Anti-Dilutive Programs (2)
April 1 through April 30, 2026	219,300	$228.27	219,048	3,074,811
May 1 through May 31, 2026	200,437	238.87	200,330	2,874,481
June 1 through June 30, 2026	882	270.72	—	2,874,481
Total	420,619	$233.41	419,378
————————————
(1)During the three months ended June 30, 2026, we purchased an aggregate of 1,241 shares of our common stock in employee-related transactions. Employee-related transactions may include: (i) shares of common stock withheld as payment for the exercise price of options exercised or to satisfy the tax withholding liability associated with our share-based compensation programs and (ii) open-market purchases by the trustee of Ryder’s deferred compensation plans relating to investments by employees in our stock, one of the investment options available under the plans.
(2)We maintain two share repurchase programs approved by our board of directors in October 2025 and May 2026. Refer to Note 10, “Share Repurchase Programs,” in the Notes to Condensed Consolidated Financial Statements for a discussion on our share repurchase programs. Share repurchases under both programs can be made from time to time using our working capital and a variety of methods, including open-market transactions and trading plans established pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The timing and actual number of shares repurchased are subject to market conditions, legal requirements and other factors, including balance sheet leverage, availability of quality acquisitions and stock price.

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

RYDER SYSTEM, INC.
(Registrant)

Date:	July 23, 2026	By:	/s/ CRISTINA GALLO-AQUINO
Cristina Gallo-Aquino
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	July 23, 2026	By:	/s/ JAY A. ANDERSON
Jay A. Anderson
Vice President and Controller
(Principal Accounting Officer)