Form 10-Q
period 2026-09-30
RYDER SYSTEM INC
filed 2026-10-22
CIK 85961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No   ☑
The number of shares of Ryder System, Inc. Common Stock outstanding at September 30, 2026, was 38,218,715.

RYDER SYSTEM, INC.
FORM 10-Q QUARTERLY REPORT

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In millions, except per share amounts)	2026	2025	2026	2025
Services revenue	$2,266	$2,088	$6,560	$6,290
Lease & related maintenance and rental revenue	1,013	976	2,936	2,887
Fuel services revenue	154	107	410	313
Total revenue	3,433	3,171	9,906	9,490

Cost of services	1,936	1,779	5,596	5,344
Cost of lease & related maintenance and rental	664	626	1,979	1,916
Cost of fuel services	148	101	392	299
Selling, general and administrative expenses	375	380	1,145	1,123
Non-operating pension costs, net	8	10	34	27
Used vehicle sales, net	(17)	(3)	(36)	(10)
Interest expense	96	102	290	304
Miscellaneous income and other, net	(3)	(14)	(23)	(21)
	3,207	2,981	9,377	8,982

Earnings from continuing operations before income taxes	226	190	529	508
Provision for income taxes	64	51	140	140
Earnings from continuing operations	162	139	389	368
Loss from discontinued operations, net of tax	—	(1)	(1)	(1)
Net earnings	$162	$138	$388	$367

Earnings per common share — Basic
Continuing operations	$4.22	$3.39	$10.00	$8.90
Discontinued operations	(0.01)	(0.01)	(0.03)	(0.04)
Net earnings	$4.21	$3.38	$9.97	$8.86

Earnings per common share — Diluted
Continuing operations	$4.16	$3.33	$9.88	$8.75
Discontinued operations	(0.01)	(0.01)	(0.03)	(0.04)
Net earnings	$4.15	$3.32	$9.86	$8.70
See accompanying Notes to Condensed Consolidated Financial Statements.
Note: Earnings per common share amounts may not be additive due to rounding.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2026	2025	2026	2025
Net earnings	$162	$138	$388	$367
Other comprehensive income (loss):
Changes in cumulative translation adjustment (loss) gain and unrealized (loss) gain from cash flow hedges	(6)	(7)	(19)	36

Amortization of pension and postretirement items	8	8	23	23
Income tax expense related to amortization of pension and postretirement items	(2)	(2)	(4)	(4)
Amortization of pension and postretirement items, net of taxes	6	6	19	19

Reclassification of net actuarial loss due to pension settlement	—	—	8	—
Income tax expense related to pension settlement	—	—	(2)	—
Change in net actuarial loss due to pension settlement, net of taxes	—	—	6	—

Other comprehensive income (loss), net of taxes	—	(1)	6	55

Comprehensive income	$162	$137	$394	$422
See accompanying Notes to Condensed Consolidated Financial Statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(In millions, except share amounts)	September 30, 2026	December 31, 2025
Assets:
Current assets:
Cash and cash equivalents	$198	$198
Receivables, net	2,097	1,897
Prepaid expenses and other current assets	305	378
Total current assets	2,600	2,473
Revenue earning equipment, net	8,565	8,898
Operating property and equipment, net of accumulated depreciation of $1,718 and $1,705	1,305	1,268
Goodwill	1,158	1,152
Intangible assets, net	368	412
Operating lease right-of-use assets	943	1,000
Sales-type leases and other assets	1,231	1,184
Total assets	$16,170	$16,387

Liabilities and shareholders' equity:
Current liabilities:
Short-term debt and current portion of long-term debt	$1,668	$819
Accounts payable	835	689
Accrued expenses and other current liabilities	1,379	1,270
Total current liabilities	3,882	2,778
Long-term debt	5,537	6,826
Other non-current liabilities	1,945	1,923
Deferred income taxes	1,829	1,808
Total liabilities	13,193	13,335

Contingencies and Other Matters (Note 14)
Shareholders' equity:
Preferred stock, no par value per share — authorized, 3,800,917; none outstanding, September 30, 2026 and December 31, 2025	—	—
Common stock, $0.50 par value per share — authorized, 400,000,000; outstanding, September 30, 2026 — 38,218,715 and December 31, 2025 — 39,417,224	19	20
Additional paid-in capital	1,052	1,083
Retained earnings	2,520	2,569
Accumulated other comprehensive loss	(614)	(620)
Total shareholders' equity	2,977	3,052
Total liabilities and shareholders' equity	$16,170	$16,387

See accompanying Notes to Condensed Consolidated Financial Statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
(In millions)	2026	2025
Cash flows from operating activities from continuing operations:
Net earnings	$388	$367
Less: Loss from discontinued operations, net of tax	(1)	(1)
Earnings from continuing operations	389	368
Depreciation expense	1,280	1,274
Used vehicle sales, net	(36)	(10)
Amortization expense and other non-cash charges, net	110	115
Operating lease right-of-use asset amortization expense	284	281
Non-operating pension costs, net and share-based compensation expense	64	56
Deferred income taxes	16	98
Collections on sales-type leases	134	123
Changes in operating assets and liabilities:
Receivables	(183)	(234)
Prepaid expenses and other assets	(15)	157
Accounts payable	74	(34)
Accrued expenses and other liabilities	(132)	(349)
Net cash provided by operating activities from continuing operations	1,985	1,845

Cash flows from investing activities from continuing operations:
Purchases of property and revenue earning equipment	(1,375)	(1,730)
Sales of revenue earning equipment	371	369
Sales of operating property and equipment	11	11
Acquisitions, net of cash acquired	(12)	(1)
Other investing activities, net	—	1
Net cash used in investing activities from continuing operations	(1,005)	(1,350)

Cash flows from financing activities from continuing operations:
Net (repayments) borrowings of commercial paper and other	(576)	356
Debt proceeds	496	594
Debt repayments	(398)	(939)
Dividends on common stock	(113)	(108)
Common stock issued, net of tax withholdings on vested stock awards	(15)	(17)
Common stock repurchased	(372)	(350)
Other financing activities	1	(5)
Net cash used in financing activities from continuing operations	(977)	(469)

Effect of exchange rate changes on Cash and cash equivalents	(3)	10
Increase in Cash and cash equivalents from continuing operations	—	36
Net cash used in operating activities from discontinued operations	—	(1)
Increase in Cash and cash equivalents	—	35
Cash and cash equivalents at beginning of period	198	154
Cash and cash equivalents at end of period	$198	$189
See accompanying Notes to Condensed Consolidated Financial Statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

	Three months ended September 30, 2026
	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
(In millions, except share amounts in thousands)	Amount	Shares	Par				Total
Balance as of July 1, 2026	$—	38,347	$19	$1,040	$2,434	$(614)	$2,879
Comprehensive income	—	—	—	—	162	—	162
Common stock dividends declared —$1.01 per share	—	—	—	—	(39)	—	(39)
Common stock issued under employee stock award and stock purchase plans and other (1)	—	27	—	5	(1)	—	4
Common stock repurchases	—	(155)	—	(4)	(36)	—	(40)
Share-based compensation	—	—	—	11	—	—	11
Balance as of September 30, 2026	$—	38,219	$19	$1,052	$2,520	$(614)	$2,977

	Three months ended September 30, 2025
	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
(In millions, except share amounts in thousands)	Amount	Shares	Par				Total
Balance as of July 1, 2025	$—	40,791	$20	$1,100	$2,590	$(636)	$3,074
Comprehensive income	—	—	—	—	138	(1)	137
Common stock dividends declared —$0.91 per share	—	—	—	—	(38)	—	(38)
Common stock issued under employee stock award and stock purchase plans and other (1)	—	74	—	—	1	—	1
Common stock repurchases	—	(488)	—	(14)	(76)	—	(90)
Share-based compensation	—	—	—	10	—	—	10
Balance as of September 30, 2025	$—	40,377	$20	$1,096	$2,615	$(637)	$3,094
————————————
(1)Net of common shares delivered as payment for the exercise price or to satisfy the holders' withholding tax liability upon exercise or vesting of stock awards.

See accompanying Notes to Condensed Consolidated Financial Statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

	Nine months ended September 30, 2026
	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
(In millions, except share amounts in thousands)	Amount	Shares	Par				Total
Balance as of January 1, 2026	$—	39,417	$20	$1,083	$2,569	$(620)	$3,052
Comprehensive income	—	—	—	—	388	6	394
Common stock dividends declared —$2.83 per share	—	—	—	—	(112)	—	(112)
Common stock issued under employee stock award and stock purchase plans and other (1)	—	477	—	(16)	1	—	(15)
Common stock repurchases	—	(1,675)	(1)	(45)	(326)	—	(372)
Share-based compensation	—	—	—	30	—	—	30
Balance as of September 30, 2026	$—	38,219	$19	$1,052	$2,520	$(614)	$2,977

	Nine months ended September 30, 2025
	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
(In millions, except share amounts in thousands)	Amount	Shares	Par				Total
Balance as of January 1, 2025	$—	42,080	$21	$1,144	$2,644	$(692)	$3,117
Comprehensive income	—	—	—	—	367	55	422
Common stock dividends declared —$2.53 per share	—	—	—	—	(107)	—	(107)
Common stock issued under employee stock award and stock purchase plans and other (1)	—	486	—	(17)	—	—	(17)
Common stock repurchases	—	(2,189)	(1)	(60)	(289)	—	(350)
Share-based compensation	—	—	—	29	—	—	29
Balance as of September 30, 2025	$—	40,377	$20	$1,096	$2,615	$(637)	$3,094
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

In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40). The amendments modernize how companies account for software development costs to a flexible principles-based framework that aligns with modern software development practices. The standard is effective for fiscal years beginning in 2028, with early adoption permitted. We plan to adopt this ASU on January 1, 2027. This ASU will not impact our consolidated financial position, results of operations, or cash flows.

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
The following table sets forth financial information for each of our segments and provides a reconciliation between segment EBT and Earnings from continuing operations before income taxes (in millions):

Three months ended September 30, 2026	FMS	SCS	DTS	Elimination (1)	Total
Revenue	$1,616	$1,504	$606	$(293)	$3,433

Direct operating costs	1,248	1,352	562
Used vehicle sales, net	(17)	—	—
Other segment items (2)	208	61	10
Segment EBT	$177	$91	$34	(34)	268
Unallocated Central Support Services					(20)
Intangible amortization expense (3)					(14)
Non-operating pension costs, net (4)					(8)
Earnings from continuing operations before income taxes					$226

Three months ended September 30, 2025
Revenue	$1,465	$1,380	$570	$(244)	$3,171

Direct operating costs	1,118	1,227	527
Used vehicle sales, net	(3)	—	—
Other segment items (2)	204	67	7
Segment EBT	$146	$86	$36	(33)	235
Unallocated Central Support Services					(21)
Intangible amortization expense (3)					(14)
Non-operating pension costs, net (4)					(10)
Earnings from continuing operations before income taxes					$190
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
(4)Refer to Note 13, Employee Benefit Plans," for further discussion.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

Nine months ended September 30, 2026	FMS	SCS	DTS	Elimination (1)	Total
Revenue	$4,636	$4,337	$1,758	$(825)	$9,906

Direct operating costs	3,629	3,889	1,627
Used vehicle sales, net	(36)	—	—
Other segment items (2)	617	193	38
Segment EBT	$426	$255	$93	(100)	674
Unallocated Central Support Services					(61)
Intangible amortization expense (3)					(50)
Non-operating pension costs, net (4)					(34)
Earnings from continuing operations before income taxes					$529

Nine months ended September 30, 2025
Revenue	$4,379	$4,077	$1,778	$(744)	$9,490

Direct operating costs	3,402	3,612	1,653
Used vehicle sales, net	(10)	—	—
Other segment items (2)	621	194	25
Segment EBT	$366	$271	$100	(100)	637
Unallocated Central Support Services					(63)
Intangible amortization expense (3)					(39)
Non-operating pension costs, net (4)					(27)
Earnings from continuing operations before income taxes					$508
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
(4)Refer to Note 13, Employee Benefit Plans," for further discussion.

Intangible amortization expense for the nine months ended September 30, 2026, includes a $10 million non-cash impairment charge of a finite-lived intangible asset due to the reduction in projected cash flows from an acquired customer relationship.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

The following table sets forth depreciation expense and other non-cash charges, net, interest expense and purchases of property and revenue earning equipment for the three and nine months ended September 30, 2026 and 2025, as provided to the chief operating decision maker (CODM) for each of our business segments. Total assets of our business segments are not provided to the CODM.

(In millions)	Depreciation expense and other non-cash charges, net (1)		Interest expense		Purchases of property and revenue earning equipment
Three months ended September 30,	2026	2025	2026	2025	2026	2025
FMS	$428	$435	$89	$95	$492	$464
SCS	109	101	6	5	47	58
DTS	3	3	1	2	1	1
CSS	17	16	—	—	3	4
Total	$557	$555	$96	$102	$543	$527

(In millions)	Depreciation expense and other non-cash charges, net (1)		Interest expense		Purchases of property and revenue earning equipment
Nine months ended September 30,	2026	2025	2026	2025	2026	2025
FMS	$1,284	$1,316	$270	$284	$1,265	$1,601
SCS	325	295	16	14	97	115
DTS	9	14	4	6	2	2
CSS	56	45	—	—	11	12
Total	$1,674	$1,670	$290	$304	$1,375	$1,730
_______________
(1)Other non-cash charges, net primarily includes operating lease right-of-use (ROU) assets amortization. For the nine months ended September 30, 2026, CSS includes the $10 million non-cash impairment charge related to an acquired finite-lived intangible asset.

4. REVENUE
Disaggregation of Revenue
The following tables disaggregate our revenue recognized by primary geographical market by our reportable business segments, by FMS product line and by SCS industry.

Primary Geographical Markets

	Three months ended September 30, 2026
(In millions)	FMS	SCS	DTS	Eliminations	Total
United States	$1,535	$1,320	$606	$(279)	$3,182
Canada	81	90	—	(14)	157
Mexico	—	94	—	—	94
Total revenue	$1,616	$1,504	$606	$(293)	$3,433

	Three months ended September 30, 2025
(In millions)	FMS	SCS	DTS	Eliminations	Total
United States	$1,390	$1,219	$570	$(234)	$2,945
Canada	75	73	—	(10)	138
Mexico	—	88	—	—	88
Total revenue	$1,465	$1,380	$570	$(244)	$3,171

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

	Nine months ended September 30, 2026
(In millions)	FMS	SCS	DTS	Eliminations	Total
United States	$4,397	$3,810	$1,758	$(785)	$9,180
Canada	239	255	—	(40)	454
Mexico	—	272	—	—	272
Total revenue	$4,636	$4,337	$1,758	$(825)	$9,906

	Nine months ended September 30, 2025
(In millions)	FMS	SCS	DTS	Eliminations	Total
United States	$4,156	$3,608	$1,778	$(712)	$8,830
Canada	223	220	—	(32)	411
Mexico	—	249	—	—	249
Total revenue	$4,379	$4,077	$1,778	$(744)	$9,490

Product Line

Our FMS revenue disaggregated by product line is as follows:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2026	2025	2026	2025
ChoiceLease	$913	$875	$2,676	$2,613
Commercial rental	244	242	684	700
SelectCare and other	187	165	551	517
Fuel services revenue	272	183	725	549
Total FMS revenue	$1,616	$1,465	$4,636	$4,379

Industry

Our SCS business segment included revenue from the following industries:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2026	2025	2026	2025
Omnichannel retail	$560	$467	$1,575	$1,340
Automotive	394	390	1,154	1,191
Consumer packaged goods	305	311	904	921
Industrial and other	245	212	704	625
Total SCS revenue	$1,504	$1,380	$4,337	$4,077
Lease & Related Maintenance and Rental Revenue
The non-lease revenue from maintenance services related to our ChoiceLease product is recognized in "Lease & related maintenance and rental revenue" in the Condensed Consolidated Statements of Earnings. For the three months ended September 30, 2026 and 2025, we recognized $274 million and $250 million, respectively. For the nine months ended September 30, 2026 and 2025, we recognized $798 million and $749 million, respectively.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

Deferred Revenue
The following table includes the changes in deferred revenue due to the collection and deferral of cash or the satisfaction of our performance obligation under the contract:

	Nine months ended September 30,
(In millions)	2026	2025
Balance as of beginning of period	$684	$600
Recognized as revenue during period from beginning balance	(138)	(128)
Consideration deferred during period, net	$171	185
Foreign currency translation adjustment and other	(2)	4
Balance as of end of period	$715	$661
Contracted Not Recognized Revenue

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized (contracted not recognized revenue). Contracted not recognized revenue was $3.4 billion as of both September 30, 2026, and December 31, 2025, and primarily includes amounts for ChoiceLease maintenance revenue that will be recognized as revenue in future periods as we provide maintenance services to our customers and deferred revenue.

5. RECEIVABLES, NET

(In millions)	September 30, 2026	December 31, 2025
Trade	$1,827	$1,667
Sales-type lease	187	184
Other	116	81
	2,130	1,932
Allowance for credit losses and other	(33)	(35)
Receivables, net	$2,097	$1,897

The following table provides a reconciliation of our allowance for credit losses and other:

	Nine months ended September 30,
(In millions)	2026	2025
Balance as of January 1	$35	$38
Changes to provisions for credit losses	13	20
Write-offs and other	(15)	(24)
Balance as of end of period	$33	$34

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

6. REVENUE EARNING EQUIPMENT, NET

	Estimated Useful Lives (In Years)	September 30, 2026			December 31, 2025
(Dollars in millions)		Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
Held for use:
Trucks	2.5 — 7.5	$6,096	$(2,260)	$3,836	$6,183	$(2,216)	$3,967
Tractors	4 — 7.5	6,567	(2,989)	3,578	6,567	(2,843)	3,724
Trailers and other	9.5 — 13	1,797	(778)	1,019	1,754	(723)	1,031
Held for sale		658	(526)	132	856	(680)	176
Total		$15,118	$(6,553)	$8,565	$15,360	$(6,462)	$8,898
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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

The following table presents our assets held for sale that are measured at fair value on a nonrecurring basis and considered a Level 3 fair value measurement:

			Losses from Valuation Adjustments
	September 30, 2026	December 31, 2025	Three months ended September 30,		Nine months ended September 30,
(In millions)			2026	2025	2026	2025
Revenue earning equipment held for sale:
Trucks	$18	$26	$5	$5	$15	$18
Tractors	13	29	1	5	5	17
Trailers and other	3	5	1	1	5	6
Total assets at fair value	$34	$60	$7	$11	$25	$41
The table above reflects only the revenue earning equipment held for sale where net book values exceeded fair values and valuation adjustments were recorded. The net book value of assets held for sale that were less than fair value was $98 million and $116 million as of September 30, 2026 and December 31, 2025, respectively.

The components of "Used vehicle sales, net" were as follows:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2026	2025	2026	2025
Gains on used vehicle sales, net	$(24)	$(14)	$(61)	$(51)
Losses from valuation adjustments	7	11	25	41
Used vehicle sales, net	$(17)	$(3)	$(36)	$(10)

7. ACCRUED EXPENSES AND OTHER LIABILITIES

	September 30, 2026			December 31, 2025
(In millions)	Accrued expenses and other current liabilities	Other non-current liabilities	Total	Accrued expenses and other current liabilities	Other non-current liabilities	Total
Operating lease liabilities (1)	$295	$679	$974	$303	$732	$1,035
Deferred revenue	167	548	715	161	523	684
Self-insurance	229	390	619	198	356	554
Salaries and wages	226	—	226	226	—	226
Deferred compensation	10	164	174	11	145	156
Operating taxes	122	—	122	124	—	124
Pension and other employee benefits	22	92	114	25	101	126
Deposits, mainly from customers	69	—	69	67	—	67
Interest	72	—	72	60	—	60
Income taxes	42	16	58	6	16	22
Other	125	56	181	89	50	139
Total	$1,379	$1,945	$3,324	$1,270	$1,923	$3,193
__________________
(1)Refer to Note 8, "Leases" for further information.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

8. LEASES
Leases as Lessor
The components of lease income were as follows:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2026	2025	2026	2025
Operating leases
Lease income related to ChoiceLease	$403	$403	$1,212	$1,201
Lease income related to commercial rental (1)	$229	$229	$644	$659

Sales-type leases
Interest income related to net investment in leases	$22	$22	$68	$67

Variable lease income excluding commercial rental (1)	$83	$68	$208	$207
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

The components of net investment in sales-type leases, which are included in "Receivables, net" and "Sales-type leases and other assets" in the Condensed Consolidated Balance Sheets, were as follows:

(In millions)	September 30, 2026	December 31, 2025
Net investment in the lease — lease payment receivable	$848	$860
Net investment in the lease — unguaranteed residual value in assets	55	54
	903	914
Estimated loss allowance	(5)	(5)
Total	$898	$909

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

9. DEBT

	Weighted Average Interest Rate
(Dollars in millions)	September 30, 2026	Maturities	September 30, 2026	December 31, 2025
Debt:
Trade receivables financing program	4.14%	2027	$20	$20
U.S. commercial paper	4.05%	2030	289	865
Unsecured medium term note issued November 2021	4.45%	2026	—	300
Unsecured medium term note issued November 2019	2.90%	2026	400	400
Unsecured medium term note issued February 2022	3.76%	2027	450	450
Unsecured medium term note issued May 2022	4.30%	2027	300	300
Unsecured medium term note issued February 2024	5.30%	2027	350	350
Unsecured medium term note issued February 2023	5.65%	2028	500	500
Unsecured medium term note issued May 2023	5.25%	2028	650	650
Unsecured medium term note issued November 2023	6.30%	2028	400	400
Unsecured medium term note issued February 2024	5.38%	2029	550	550
Unsecured medium term note issued May 2024	5.50%	2029	300	300
Unsecured medium term note issued August 2024	4.95%	2029	300	300
Unsecured medium term note issued November 2024	4.90%	2029	300	300
Unsecured medium term note issued February 2025	5.00%	2030	300	300
Unsecured medium term note issued May 2025	4.85%	2030	300	300
Unsecured medium term note issued November 2025	4.30%	2030	300	300
Unsecured medium term note issued August 2026	4.85%	2031	500	—
Unsecured medium term note issued November 2023	6.60%	2033	600	600
Unsecured U.S. obligations	5.14%	2027	275	275
Asset-backed U.S. obligations (1)	4.86%	2026-2030	53	120
Finance lease obligations and other		2026-2033	112	113
			7,249	7,693
Fair market value adjustments on medium-term notes (2)			(10)	(11)
Debt issuance costs and original issue discounts			(34)	(37)
Total debt (3)			7,205	7,645
Short-term debt and current portion of long-term debt			(1,668)	(819)
Long-term debt			$5,537	$6,826
 ————————————
(1)Asset-backed U.S. obligations are financing transactions secured by a portion of our revenue earning equipment.
(2)Included in "Other non-current liabilities" within the Condensed Consolidated Balance Sheets. The notional amount of executed interest rate swaps designated as fair value hedges was $450 million and $500 million as of September 30, 2026 and December 31, 2025, respectively.
(3)The unsecured medium-term notes bear semi-annual interest.

The fair value of total debt (excluding finance lease and asset-backed U.S. obligations) was approximately $7.1 billion and $7.6 billion as of September 30, 2026 and December 31, 2025, respectively. For publicly traded debt, estimates of fair value were based on market prices. For other debt, fair value was estimated based on a model-driven approach using rates currently available to us for debt with similar terms and remaining maturities. The fair value measurements of our publicly traded debt and our other debt were classified within Level 2 of the fair value hierarchy.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

Credit Arrangements

Our borrowing capacity under the revolving credit facility and trade receivables financing program was as follows:

	September 30, 2026
(In millions)	Borrowing Capacity	Outstanding	Available
Revolving credit facility	$1,600	$289	$1,311
Trade receivables financing facility (1)	300	98	202
Total	$1,900	$387	$1,513
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

The following table provides the activity for shares repurchased and retired:

	Three months ended September 30,				Nine months ended September 30,
	2026		2025		2026		2025
(In millions)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
2025 Anti-Dilutive Program (1)	—	$7	—	$—	0.4	$95	—	$—
2023 Anti-Dilutive Program (expired in October 2025)	—	—	0.1	14	—	—	0.5	82
Anti-Dilutive Programs	—	7	0.1	14	0.4	95	0.5	82

May 2026 Discretionary Program (2)	0.1	34	—	—	0.3	82	—	—
October 2025 Discretionary Program (superseded in May 2026)	—	—	—	—	0.9	195	—	—
October 2024 Discretionary Program (superseded in October 2025)	—	—	0.4	76	—	—	1.7	268
Discretionary Programs	0.1	34	0.4	76	1.2	277	1.7	268

Total	0.2	$40	0.5	$90	1.7	$372	2.2	$350
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

11. ACCUMULATED OTHER COMPREHENSIVE LOSS

Comprehensive income presents a measure of all changes in shareholders' equity except for changes resulting from transactions with shareholders in their capacity as shareholders. The following summary sets forth the change in each component of Accumulated other comprehensive loss, net of tax (AOCI):

(In millions)	Currency Translation Adjustments	Net Actuarial (Loss) Gain and Prior Service Costs	Unrealized (Loss) Gain from Cash Flow Hedges	Accumulated Other Comprehensive Loss
January 1, 2026	$(43)	$(575)	$(2)	$(620)
Other comprehensive (loss) gain, net of tax, before reclassifications	(22)	—	3	(19)
Amounts reclassified from AOCI, net of tax	—	25	—	25
Net current-period other comprehensive gain (loss), net of tax	(22)	25	3	6
September 30, 2026	$(65)	$(550)	$1	$(614)

(In millions)	Currency Translation Adjustments	Net Actuarial (Loss) Gain and Prior Service Costs	Unrealized (Loss) Gain from Cash Flow Hedges	Accumulated Other Comprehensive Loss
January 1, 2025	$(96)	$(597)	$1	$(692)
Other comprehensive gain (loss), net of tax, before reclassifications	39	—	(2)	37
Amounts reclassified from AOCI, net of tax	—	19	(1)	18
Net current-period other comprehensive gain (loss), net of tax	39	19	(3)	55
September 30, 2025	$(57)	$(578)	$(2)	$(637)

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

12. EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per common share from continuing operations:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions and shares in thousands)	2026	2025	2026	2025
Earnings per common share — Basic:
Earnings from continuing operations	$162	$139	$389	$368
Less: Distributed and undistributed earnings allocated to unvested stock	(1)	(1)	(2)	(2)
Earnings from continuing operations available to common shareholders	$161	$138	$387	366

Weighted average common shares outstanding	38,257	40,628	38,640	41,137

Earnings from continuing operations per common share — Basic	$4.22	$3.39	$10.00	$8.90

Earnings per common share — Diluted:
Earnings from continuing operations	$162	$139	$389	$368
Less: Distributed and undistributed earnings allocated to unvested stock	(1)	—	(2)	—
Earnings from continuing operations available to common shareholders — Diluted	$161	$139	$387	$368

Weighted average common shares outstanding — Basic	38,257	40,628	38,640	41,137
Effect of dilutive equity awards	534	1,005	463	998
Weighted average common shares outstanding — Diluted	38,791	41,633	39,103	42,135

Earnings from continuing operations per common share — Diluted	$4.16	$3.33	$9.88	$8.75

Anti-dilutive equity awards not included in Diluted EPS	—	43	32	66
————————————
Note: Amounts may not be additive due to rounding.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

13. EMPLOYEE BENEFIT PLANS

Components of net pension expense for defined benefit pension plans were as follows:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2026	2025	2026	2025
Company-administered plans:
Service cost	$—	$—	$1	$1
Interest cost	21	22	63	66
Pension settlement expense	—	—	8	—
Expected return on plan assets	(20)	(21)	(60)	(62)
Amortization of net actuarial loss and prior service cost	7	9	23	23
Net pension expense	$8	$10	$35	$28

Company-administered plans:
U.S.	$4	$6	$14	$17
Non-U.S.	4	4	21	11
Net pension expense	$8	$10	$35	$28

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
Subsequent Event

During the fourth quarter of 2026, we expect to settle the U.K. defined benefit pension plan's remaining projected benefit obligation of approximately $299 million by transferring the administrative rights for the annuity payments under our bulk annuity contract executed in 2023 with a U.K. insurance company. The settlement follows the completion of our FMS U.K. business exit in 2023. In October 2026, we settled the Canadian defined benefit pension plan’s remaining projected benefit obligation of approximately $39 million by transferring the administrative rights for the annuity payments under our bulk annuity contract executed in 2025 with a Canadian insurance company. As a result of these settlements, during the fourth quarter of 2026, we expect to recognize total non-cash, pre-tax pension settlement charges of approximately $240 million, or $4.30 per share, from the recognition of the remaining actuarial losses in “Accumulated other comprehensive loss” for the U.K. and Canadian plans. These charges will not impact our shareholders’ equity or cash flows.

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

15. SUPPLEMENTAL CASH FLOW INFORMATION

	Nine months ended September 30,
(In millions)	2026	2025
Interest paid	$270	$290
Income taxes paid, net of refunds	$69	$46
Cash paid for operating lease liabilities	$279	$279
Right-of-use assets obtained in exchange for lease obligations:
Finance leases	$30	$50
Operating leases	$173	$120
Capital expenditures acquired but not yet paid	$246	$129

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

OVERVIEW

Selected Operating Performance Items for the Third Quarter 2026

•Diluted EPS from continuing operations of $4.16, up 25% from prior year
•Comparable EPS (a non-GAAP measure) from continuing operations of $4.33, up 21% from prior year, reflects higher earnings in Fleet Management Solutions (FMS) and share repurchases
•Total revenue of $3.4 billion, up 8% from prior year, due to higher revenue in all business segments
•Operating revenue (a non-GAAP measure) of $2.8 billion, up 6% from prior year, reflecting contractual revenue growth in Supply Chain Solutions (SCS) and FMS

Business Trends

During the three and nine months ended September 30, 2026, the strength and resiliency of our transformed business model enabled the business to deliver continued earnings growth. During the third quarter, all business segments delivered earnings in line with long term targets reflecting execution of strategic operating initiatives and improving performance in used vehicle sales and rental. In addition, operating revenue growth rates continued to improve, with FMS and SCS generating strong contractual growth.

We continue to benefit from favorable long-term secular trends in logistics and transportation solutions and have experienced strong contractual sales activity across all three of our business segments, with activity accelerating in FMS and DTS due to increasing demand for capacity from quality carriers. We also experienced improving trends in used vehicle sales driven by stronger than expected pricing and retail sales volumes, and our rental business has benefited from the execution of our asset management practices. In addition, we remain on track to deliver over $70 million in expected earnings benefits from strategic initiatives this year, and are well positioned for continued growth.
Favorable secular trends and the value our solutions bring to our customers remain strong and provide long-term revenue and earnings growth opportunities for all of our business segments. While we are experiencing positive momentum in our businesses, inflationary cost pressures including higher fuel costs, regulatory changes, geopolitical events, labor interruptions, changes in tariff, trade or tax policies and the continued higher interest rate environment may negatively impact demand for our business, financial results and significant judgments and estimates.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
The following discussion provides a summary of financial highlights that are discussed in more detail throughout our MD&A and within the Notes to Condensed Consolidated Financial Statements:

	Three months ended September 30,		Nine months ended September 30,		Change 2026/2025
(Dollars in millions, except per share)	2026	2025	2026	2025	Three Months	Nine Months
Total revenue	$3,433	$3,171	$9,906	$9,490	8%	4%
Operating revenue (1)	2,759	2,611	8,018	7,778	6%	3%
Earnings from continuing operations before income taxes (EBT)	$226	$190	$529	$508	19%	4%
Comparable EBT (1)	234	200	563	535	17%	5%
Earnings from continuing operations	162	139	389	368	17%	5%
Comparable earnings from continuing operations (1)	169	149	416	393	14%	6%
Comparable EBITDA (1)	749	742	2,147	2,142	1%	—%
Earnings per common share (EPS) — Diluted
Continuing operations	$4.16	$3.33	$9.88	$8.75	25%	13%
Comparable (1)	4.33	3.57	10.57	9.33	21%	13%
Net cash provided by operating activities from continuing operations			$1,985	$1,845		8%
Total capital expenditures (2)			1,448	1,605		(10)%
Free cash flow (1)			992	496		100%

			Twelve months ended September 30,
			2026	2025
Adjusted return on equity (1)			18%	17%

			September 30, 2026	December 31, 2025
Debt to equity (3)			242%	250%
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

Total revenue increased 8% in the third quarter of 2026, and 4% in the nine months ended September 30, 2026, reflecting higher operating revenue and fuel revenue due to higher prices passed through to customers. Operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation) increased 6% in the third quarter of 2026, and 3% for the nine months ended September 30, 2026, reflecting contractual revenue growth in SCS and FMS, partially offset by lower DTS fleet count.

EBT and comparable EBT increased in the third quarter primarily due to improved FMS performance. EBT and comparable EBT increased in the nine months ended September 30, 2026, primarily due to improved FMS performance, partially offset by lower SCS results, a non-cash intangible asset impairment charge and a non-cash charge for the partial settlement of our Canadian pension plan’s projected benefit obligation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
CONSOLIDATED RESULTS
Services

	Three months ended September 30,		Nine months ended September 30,		Change 2026/2025
(Dollars in millions)	2026	2025	2026	2025	Three Months	Nine Months
Services revenue	$2,266	$2,088	$6,560	$6,290	8%	4%
Cost of services	1,936	1,779	5,596	5,344	9%	5%
Gross margin	$330	$309	$964	$946	7%	2%
Gross margin %	15%	15%	15%	15%

Services revenue represents all the revenues associated with our SCS and DTS business segments, including subcontracted transportation and fuel, as well as SelectCare and fleet support services associated with our FMS business segment. Services revenue increased 8% in the third quarter, primarily driven by new business and higher volumes and 4% in the nine months ended September 30, 2026, primarily driven by new business in SCS.

Cost of services represents the direct costs related to services revenue and is primarily comprised of salaries and employee-related costs, subcontracted transportation (purchased transportation from third parties), fuel, lease expense, insurance and maintenance costs. Cost of services increased slightly more than revenue for the three and nine months ended September 30, 2026, primarily due to costs incurred to ramp up new business in SCS.

Services gross margin increased 7% in the third quarter primarily due to higher pricing and volume, and 2% for the nine months ended September 30, 2026, primarily due to higher pricing. Service gross margin percentage remained consistent in the third quarter and for the nine months ended September 30, 2026.
Lease & Related Maintenance and Rental

	Three months ended September 30,		Nine months ended September 30,		Change 2026/2025
(Dollars in millions)	2026	2025	2026	2025	Three Months	Nine Months
Lease & related maintenance and rental revenue	$1,013	$976	$2,936	$2,887	4%	2%
Cost of lease & related maintenance and rental	664	626	1,979	1,916	6%	3%
Gross margin	$349	$350	$957	$971	—%	(2)%
Gross margin %	35%	36%	33%	34%

Lease & related maintenance and rental revenue represent revenue from our ChoiceLease and commercial rental product offerings within our FMS business segment. Revenue increased 4% in the third quarter reflecting contractual revenue growth, and increased 2% for the nine months ended September 30, 2026, reflecting contractual revenue growth, partially offset by lower rental demand.

Cost of lease & related maintenance and rental represents the direct costs related to Lease & related maintenance and rental revenue and is comprised of depreciation of revenue earning equipment, maintenance costs (primarily repair parts and labor), and other costs such as licenses, insurance and operating taxes. Cost of lease & related maintenance and rental excludes interest costs from vehicle financing, which are reported within "Interest expense" in our Condensed Consolidated Statements of Earnings. Cost of lease & related maintenance and rental increased 6% in the third quarter and 3% for the nine months ended September 30, 2026, primarily reflecting revenue growth and higher maintenance and insurance costs.

Lease & related maintenance and rental gross margin remained relatively consistent in the third quarter and decreased 2% for the nine months ended September 30, 2026 and Lease & related maintenance and rental gross margin percentage slightly decreased in the third quarter and for the nine months ended September 30, 2026, due to higher maintenance and insurance costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Fuel Services

	Three months ended September 30,		Nine months ended September 30,		Change 2026/2025
(Dollars in millions)	2026	2025	2026	2025	Three Months	Nine Months
Fuel services revenue	$154	$107	$410	$313	44%	31%
Cost of fuel services	148	101	392	299	47%	31%
Gross margin	$6	$6	$18	$14	2%	32%
Gross margin %	4%	6%	4%	4%

Fuel services revenue represents fuel services provided to our FMS customers. Fuel services revenue increased 44% in the third quarter and increased 31% in the nine months ended September 30, 2026, primarily reflecting higher fuel prices passed through to customers.

Cost of fuel services includes the direct costs associated with providing our customers with fuel. These costs include fuel, salaries and employee-related costs of fuel island attendants and depreciation of our fueling facilities and equipment. Cost of fuel services increased 47% in the third quarter and increased 31% in the nine months ended September 30, 2026, primarily due to higher fuel prices.

Fuel is largely a pass-through to customers for which we realize minimal changes in margin during periods of steady market fuel prices. However, fuel services margin is impacted by sudden increases or decreases in market fuel prices during a short period of time, as customer pricing for fuel is established based on current market fuel costs.

Selling, General and Administrative Expenses

	Three months ended September 30,		Nine months ended September 30,		Change 2026/2025
(Dollars in millions)	2026	2025	2026	2025	Three Months	Nine Months
Selling, general and administrative expenses (SG&A)	$375	$380	$1,145	$1,123	(1)%	2%
Percentage of total revenue	11%	12%	12%	12%

SG&A expenses and SG&A expenses as a percentage of total revenue decreased 1% in the third quarter of 2026. SG&A expenses increased 2% for the nine months ended September 30, 2026, primarily reflecting a non-cash impairment charge related to an intangible asset and higher compensation-related expenses. SG&A expenses as a percentage of total revenue remained consistent for the nine months ended September 30, 2026.

Non-Operating Pension Costs, net

	Three months ended September 30,		Nine months ended September 30,		Change 2026/2025
(Dollars in millions)	2026	2025	2026	2025	Three Months	Nine Months
Non-operating pension costs, net	$8	$10	$34	$27	NM	NM
————————————
NM - Denotes Not Meaningful throughout the MD&A

Non-operating pension costs, net include the amortization of net actuarial loss and prior service cost, interest cost and expected return on plan assets components of pension and postretirement benefit costs, as well as any significant charges for settlements or curtailments if recognized. The nine months ended September 30, 2026, includes an $8 million non-cash charge for the partial settlement of our Canadian pension plan’s projected benefit obligation. Refer to Note 13, “Employee Benefit Plans," for further discussion.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Used Vehicle Sales, net

	Three months ended September 30,		Nine months ended September 30,		Change 2026/2025
(Dollars in millions)	2026	2025	2026	2025	Three Months	Nine Months
Used vehicle sales, net	$(17)	$(3)	$(36)	$(10)	475%	261%

Used vehicle sales, net includes gains or losses from sales of used vehicles, selling costs associated with used vehicles and write-downs of vehicles held for sale to fair market value (referred to as "valuation adjustments"). Net gains on used vehicle sales increased in the third quarter and nine months ended September 30, 2026, primarily due to higher pricing and an improved retail sales volume mix. In the prior year, we drove higher sales through the wholesale channel in order to manage aged inventory levels.

Average proceeds per unit increased in the third quarter and for the nine months ended September 30, 2026. The following table presents the average used vehicle pricing changes compared to the prior year:

	Proceeds per unit change 2026/2025 (1)
	Three Months	Nine Months
Tractors	19%	10%
Trucks	5%	3%
————————————
(1) Represents percentage change compared to prior year period in average sales proceeds on used vehicle sales using constant currency.

Interest Expense

	Three months ended September 30,		Nine months ended September 30,		Change 2026/2025
(Dollars in millions)	2026	2025	2026	2025	Three Months	Nine Months
Interest expense	$96	$102	$290	$304	(6)%	(5)%
Effective interest rate	5.2%	5.2%	5.2%	5.2%

Interest expense decreased 6% in the third quarter and decreased 5% for the nine months ended September 30, 2026, primarily reflecting a reduced average debt balance.

Miscellaneous Income and Other, net

	Three months ended September 30,		Nine months ended September 30,		Change 2026/2025
(Dollars in millions)	2026	2025	2026	2025	Three Months	Nine Months
Miscellaneous income and other, net	$(3)	$(14)	$(23)	$(21)	(75)%	14%
Miscellaneous income and other, net consists of investment income on securities used to fund certain benefit plans, interest income, gains on sales of operating property, foreign currency transaction remeasurement and other non-operating items. Miscellaneous income and other, net decreased to $3 million in the third quarter of 2026, and increased to $23 million for the nine months ended September 30, 2026, primarily due to the market performance of investments classified as trading securities used to fund certain benefit plans.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Provision for Income Taxes

	Three months ended September 30,		Nine months ended September 30,		Change 2026/2025
(Dollars in millions)	2026	2025	2026	2025	Three Months	Nine Months
Provision for income taxes	$64	$51	$140	$140	23%	1%
Effective tax rate on continuing operations	28.1%	27.1%	26.6%	27.5%
Comparable tax rate on continuing operations (1)	27.7%	25.6%	26.2%	26.5%
————————————
(1)Non-GAAP financial measure. Refer to the "Non-GAAP Financial Measures" section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.

In the third quarter of 2026, our effective tax rate on continuing operations and comparable effective tax rate on continuing operations was 28.1% and 27.7%, respectively, compared to 27.1% and 25.6%, respectively, in the prior year. For the nine months ended September 30, 2026, our effective tax rate on continuing operations and comparable effective tax rate on continuing operations was 26.6% and 26.2% respectively, compared to 27.5% and 26.5%, respectively, in the prior year. The increase in the effective tax rates in the third quarter of 2026, reflects a prior year discrete stock-based compensation tax benefit. The decrease in effective tax rates for the nine months ended September 30, 2026, is primarily due to higher discrete tax benefits from stock-based compensation activity recognized during 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
OPERATING RESULTS BY BUSINESS SEGMENT

	Three months ended September 30,		Nine months ended September 30,		Change 2026/2025
(Dollars in millions)	2026	2025	2026	2025	Three Months	Nine Months
Revenue:
Fleet Management Solutions	$1,616	$1,465	$4,636	$4,379	10%	6%
Supply Chain Solutions	1,504	1,380	4,337	4,077	9%	6%
Dedicated Transportation Solutions	606	570	1,758	1,778	6%	(1)%
Eliminations	(293)	(244)	(825)	(744)	20%	11%
Total	$3,433	$3,171	$9,906	$9,490	8%	4%
Operating Revenue: (1)
Fleet Management Solutions	$1,344	$1,282	$3,911	$3,830	5%	2%
Supply Chain Solutions	1,126	1,034	3,251	3,054	9%	6%
Dedicated Transportation Solutions	455	458	1,348	1,388	(1)%	(3)%
Eliminations	(166)	(163)	(492)	(494)	2%	—%
Total	$2,759	$2,611	$8,018	$7,778	6%	3%

Earnings from continuing operations before income taxes:
Fleet Management Solutions	$177	$146	$426	$366	21%	17%
Supply Chain Solutions	91	86	255	271	7%	(6)%
Dedicated Transportation Solutions	34	36	93	100	(5)%	(7)%
Eliminations	(34)	(33)	(100)	(100)	6%	—%
	268	235	674	637	14%	6%
Unallocated Central Support Services	(20)	(21)	(61)	(63)	(6)%	(3)%
Intangible amortization expense	(14)	(14)	(50)	(39)	(1)%	28%
Non-operating pension costs, net (2)	(8)	(10)	(34)	(27)	NM	NM
Earnings from continuing operations before income taxes	$226	$190	$529	$508	19%	4%
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
The following table sets forth the benefits from Equipment Contribution included in Segment EBT for our SCS and DTS business segments:

	Three months ended September 30,		Nine months ended September 30,		Change 2026/2025
(Dollars in millions)	2026	2025	2026	2025	Three Months	Nine Months
Equipment Contribution:
Supply Chain Solutions	$12	$11	$35	$33	11%	6%
Dedicated Transportation Solutions	22	22	65	67	3%	(3)%
Total	$34	$33	$100	$100	6%	—%

Fleet Management Solutions

	Three months ended September 30,		Nine months ended September 30,		Change 2026/2025
(Dollars in millions)	2026	2025	2026	2025	Three Months	Nine Months
ChoiceLease	$913	$875	$2,676	$2,613	4%	2%
Commercial rental (1)	244	242	684	700	1%	(2)%
SelectCare and other	187	165	551	517	14%	7%
Fuel services revenue	272	183	725	549	48%	32%
FMS total revenue	$1,616	$1,465	$4,636	$4,379	10%	6%

FMS operating revenue (2)	$1,344	$1,282	$3,911	$3,830	5%	2%

FMS EBT	$177	$146	$426	$366	21%	17%
FMS EBT as a % of FMS total revenue	10.9%	10.0%	9.2%	8.3%	90 bps	90 bps
FMS EBT as a % of FMS operating revenue (2)	13.2%	11.4%	10.9%	9.5%	180 bps	140 bps

			Twelve months ended September 30,		Change 2026/2025
			2026	2025
FMS EBT as a % of FMS total revenue			9.2%	8.8%	40 bps
FMS EBT as a % of FMS operating revenue (2)			10.8%	10.1%	70 bps
————————————
(1)For the three months ended September 30, 2026 and 2025, rental revenue from lease customers in place of a lease vehicle represented 29% and 28% of commercial rental revenue, respectively. For the nine months ended September 30, 2026 and 2025, rental revenue from lease customers in place of a lease vehicle represented 29% of commercial rental revenue.
(2)Non-GAAP financial measure. Refer to the "Non-GAAP Financial Measures" section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.

FMS total revenue increased 10% in the third quarter of 2026 and increased 6% for the nine months ended September 30, 2026, due to higher fuel prices passed through to customers and higher operating revenue. FMS operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation) increased 5% in the third quarter primarily reflecting contractual revenue growth, and 2% for the nine months ended September 30, 2026, primarily reflecting contractual revenue growth, partially offset by lower commercial rental demand.

FMS EBT increased 21% in the third quarter and 17% for the nine months ended September 30, 2026, due to strategic initiatives benefiting ChoiceLease performance, higher used vehicle sales results reflecting improving market conditions and elevated used vehicle wholesale activity in the prior year. Used truck and tractor pricing increased 5% and 19%, respectively in the third quarter of 2026 and increased 3% and 10%, respectively, in the nine months ended September 30, 2026. Sequentially from the second quarter of 2026, used truck and tractor pricing increased 6% and 15%, respectively. Rental power fleet utilization was 77% in the third quarter of 2026, compared with 70% in the prior year, on a 12% smaller average fleet. Rental power fleet utilization was 73% for the nine months ended September 30, 2026, compared with 69% in the prior year, on a 13% smaller average fleet.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Our North America fleet of owned and leased revenue earning equipment and SelectCare vehicles, including vehicles under on-demand maintenance, is summarized as follows (number of units rounded to the nearest hundred):

				Change
	September 30, 2026	December 31, 2025	September 30, 2025	Sept 2026/ Dec 2025	Sept 2026/ Sept 2025
End of period vehicle count
By type:
Trucks (1)	74,600	78,200	78,800	(5)%	(5)%
Tractors (2)	60,500	62,900	63,400	(4)%	(5)%
Trailers and other (3)	43,900	43,800	43,500	—%	1%
Total	179,000	184,900	185,700	(3)%	(4)%

By ownership:
Owned	176,100	181,000	181,200	(3)%	(3)%
Leased	2,900	3,900	4,500	(26)%	(36)%
Total	179,000	184,900	185,700	(3)%	(4)%

By product line:
ChoiceLease	139,800	141,700	142,300	(1)%	(2)%
Commercial rental	29,800	31,600	32,700	(6)%	(9)%
Service vehicles and other	2,100	2,100	2,200	—%	(5)%
	171,700	175,400	177,200	(2)%	(3)%
Held for sale	7,300	9,500	8,500	(23)%	(14)%
Total	179,000	184,900	185,700	(3)%	(4)%

Customer vehicles under SelectCare contracts (4)	43,800	44,100	43,800	(1)%	—%

Quarterly average vehicle count
By product line:
ChoiceLease	140,000	141,700	142,400	(1)%	(2)%
Commercial rental	29,400	32,200	33,300	(9)%	(12)%
Service vehicles and other	2,100	2,100	2,100	—%	—%
	171,500	176,000	177,800	(3)%	(4)%
Held for sale	7,800	9,200	9,500	(15)%	(18)%
Total	179,300	185,200	187,300	(3)%	(4)%

Customer vehicles under SelectCare contracts (4)	44,300	43,900	43,600	1%	2%
Customer vehicles under SelectCare on-demand (5)	1,000	1,900	1,400	(47)%	(29)%
Total vehicles serviced	224,600	231,000	232,300	(3)%	(3)%
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
The following table provides information on our North America active ChoiceLease fleet (number of units rounded to nearest hundred) and our commercial rental power fleet (excludes trailers):

				Change
	September 30, 2026	December 31, 2025	September 30, 2025	Sept 2026/ Dec 2025	Sept 2026/ Sept 2025
Active ChoiceLease fleet
End of period vehicle count (1)	131,300	132,000	132,900	(1)%	(1)%
Quarterly average vehicle count (1)	131,100	132,700	133,200	(1)%	(2)%
Commercial rental statistics
Quarterly commercial rental utilization - power fleet (2)	77%	72%	70%	500 bps	700 bps
Year-to-date commercial rental utilization - power fleet (2)	73%	70%	69%	300 bps	400 bps

————————————
(1)Active ChoiceLease vehicles are calculated as those units currently earning revenue and not classified as not yet earning or no longer earning units.
(2)Rental utilization is calculated using the number of days units are rented divided by the number of days units are available to rent in the calendar year.

Supply Chain Solutions

	Three months ended September 30,		Nine months ended September 30,		Change 2026/2025
(Dollars in millions)	2026	2025	2026	2025	Three Months	Nine Months
Omnichannel retail	$404	$321	$1,128	$926	26%	22%
Automotive	257	270	766	821	(5)%	(7)%
Consumer packaged goods	302	304	895	900	(1)%	(1)%
Industrial and other	163	139	462	407	17%	13%
Subcontracted transportation and fuel	378	346	1,086	1,023	9%	6%
SCS total revenue	$1,504	$1,380	$4,337	$4,077	9%	6%

SCS operating revenue (1)	$1,126	$1,034	$3,251	$3,054	9%	6%

SCS EBT	$91	$86	$255	$271	7%	(6)%
SCS EBT as a % of SCS total revenue	6.1%	6.2%	5.9%	6.7%	(10) bps	(80) bps
SCS EBT as a % of SCS operating revenue (1)	8.1%	8.3%	7.9%	8.9%	(20) bps	(100) bps

End of period vehicle count:
Power vehicles	4,000	3,900	4,000	3,900	3%	3%
Trailers	9,100	9,400	9,100	9,400	(3)%	(3)%
Total	13,100	13,300	13,100	13,300	(2)%	(2)%

			Twelve months ended September 30,		Change 2026/2025
			2026	2025
SCS EBT as a % of SCS total revenue			5.9%	6.7%	(80) bps
SCS EBT as a % of SCS operating revenue (1)			7.9%	8.9%	(100) bps
————————————
(1)Non-GAAP financial measure. Refer to the "Non-GAAP Financial Measures" section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
SCS total revenue increased 9% in the third quarter of 2026 and 6% for the nine months ended September 30, 2026, primarily reflecting increased operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation). SCS operating revenue increased 9% in the third quarter of 2026 and 6% for the nine months ended September 30, 2026, driven by new business and higher volumes and pricing, partially offset by lost business in automotive.

SCS EBT increased 7% in the third quarter of 2026, primarily due to the optimization of the omnichannel retail network and higher operating revenue, partially offset by productivity of new business ramping up and lower automotive results. SCS EBT decreased 6% for the nine months ended September 30, 2026, primarily due to lower automotive results and, to a lesser extent, productivity of new business ramping up, partially offset by the optimization of the omnichannel retail network.

Dedicated Transportation Solutions

	Three months ended September 30,		Nine months ended September 30,		Change 2026/2025
(Dollars in millions)	2026	2025	2026	2025	Three Months	Nine Months
DTS total revenue	$606	$570	$1,758	$1,778	6%	(1)%

DTS operating revenue (1)	$455	$458	$1,348	$1,388	(1)%	(3)%

DTS EBT	$34	$36	$93	$100	(5)%	(7)%
DTS EBT as a % of DTS total revenue	5.6%	6.3%	5.3%	5.6%	(70) bps	(30) bps
DTS EBT as a % of DTS operating revenue (1)	7.5%	7.8%	6.9%	7.2%	(30) bps	(30) bps

End of period vehicle count:
Power vehicles	6,900	7,000	6,900	7,000	(1)%	(1)%
Trailers	9,900	11,200	9,900	11,200	(12)%	(12)%
Total	16,800	18,200	16,800	18,200	(8)%	(8)%

			Twelve months ended September 30,		Change 2026/2025
			2026	2025
DTS EBT as a % of DTS total revenue			5.7%	5.6%	10 bps
DTS EBT as a % of DTS operating revenue (1)			7.4%	7.2%	20 bps
————————————
(1)Non-GAAP financial measure. Refer to the "Non-GAAP Financial Measures" section of this MD&A for reconciliations of the most comparable GAAP measure to the non-GAAP financial measure and the reasons why management believes this measure is important to investors.

DTS total revenue increased 6% in the third quarter of 2026, due to higher fuel revenue and subcontracted transportation costs passed through to customers, partially offset by lower operating revenue (a non-GAAP measure excluding fuel and subcontracted transportation). DTS total revenue decreased 1% for the nine months ended September 30, 2026, due to lower operating revenue and subcontracted transportation costs passed through to customers, partially offset by higher fuel revenue. DTS operating revenue decreased 1% in the third quarter of 2026, and 3% in the nine months ended September 30, 2026, reflecting lower fleet count, partially offset by higher pricing.

DTS EBT decreased 5% in the third quarter of 2026, and 7% for the nine months ended September 30, 2026, primarily due to lower operating revenue and a prior year workers’ compensation insurance benefit, partially offset by cost savings from strategic initiatives. The nine months ended September 30, 2026, also reflects adverse development of prior year insurance claims.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Central Support Services

	Three months ended September 30,		Nine months ended September 30,		Change 2026/2025
(Dollars in millions)	2026	2025	2026	2025	Three Months	Nine Months
Total CSS	112	109	333	329	2%	1%
Allocation of CSS to business segments	(92)	(88)	(272)	(266)	4%	2%
Unallocated CSS	$20	$21	$61	$63	(6)%	(3)%

Total CSS costs increased 2% in the third quarter of 2026, and 1% for the nine months ended September 30, 2026, primarily due to strategic investments in information technology.

Unallocated CSS costs decreased 6% in the third quarter of 2026, and 3% for the nine months ended September 30, 2026, primarily due to lower compensation-related expense.
FINANCIAL RESOURCES AND LIQUIDITY
Cash Flows
The following is a summary of our cash flows from continuing operations:

	Nine months ended September 30,
(In millions)	2026	2025
Net cash provided by (used in) :
Operating activities	$1,985	$1,845
Investing activities	(1,005)	(1,350)
Financing activities	(977)	(469)
Effect of exchange rate changes on cash	(3)	10
Net change in cash, cash equivalents, and restricted cash	$—	$36

	Nine months ended September 30,
(In millions)	2026	2025
Net cash provided by operating activities from continuing operations
Earnings from continuing operations	$389	$368
Non-cash and other, net	1,718	1,814
Collections on sales-type leases	134	123
Changes in operating assets and liabilities	(256)	(460)
Net cash provided by operating activities from continuing operations	$1,985	$1,845

Net cash provided by operating activities from continuing operations was $2.0 billion for the nine months ended September 30, 2026, compared to $1.8 billion in the prior year, primarily reflecting lower working capital needs. Net cash used in investing activities from continuing operations decreased to $1.0 billion for the nine months ended September 30, 2026, compared with $1.4 billion in 2025, primarily reflecting lower capital expenditures. Net cash used in financing activities from continuing operations was $977 million for the nine months ended September 30, 2026, compared with $469 million in 2025, primarily reflecting higher net debt repayments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
The following table shows our free cash flow (a non-GAAP measure) computation:

	Nine months ended September 30,
(In millions)	2026	2025
Net cash provided by operating activities from continuing operations	$1,985	$1,845
Sales of revenue earning equipment (1)	371	369
Sales of operating property and equipment (1)	11	11
Other (1)	—	1
Total cash generated (2)	2,367	2,226
Purchases of property and revenue earning equipment (1)	(1,375)	(1,730)
Free cash flow (2)	$992	$496
————————————
(1)Included in cash flows from investing activities.
(2)Non-GAAP financial measure. Reconciliations of net cash provided by operating activities to total cash generated and to free cash flow are set forth in this table. Refer to the "Non-GAAP Financial Measures" section of this MD&A for the reasons why management believes this measure is important to investors.

Free cash flow (a non-GAAP measure) increased to $992 million for the nine months ended September 30, 2026, compared to $496 million in 2025, primarily reflecting reduced cash capital expenditures and higher cash provided by operating activities.

The following table provides a summary of gross capital expenditures:

	Nine months ended September 30,
(In millions)	2026	2025
Revenue earning equipment:
ChoiceLease	$996	$1,161
Commercial rental	265	271
	1,261	1,432
Operating property and equipment	187	173
Gross capital expenditures	1,448	1,605
Changes to liabilities related to purchases of property and revenue earning equipment	(73)	125
Cash paid for purchases of property and revenue earning equipment	$1,375	$1,730

Gross capital expenditures decreased to $1.4 billion for the nine months ended September 30, 2026, compared to $1.6 billion in 2025, primarily reflecting the timing of ChoiceLease fleet replacements.

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

Cash and cash equivalents totaled $198 million as of September 30, 2026, of which $148 million was held outside the U.S. and is available to fund the operations and growth of our non-U.S. subsidiaries. We believe that cash generated from operations, together with our access to the commercial paper and public debt markets, will be sufficient to meet our operating, investing and financing needs, including debt maturities and other short-term obligations, over the next twelve months. Our global revolving credit facility, in conjunction with operating cash flow, provides financial flexibility to refinance upcoming debt maturities. Consistent with our historical funding practices, we intend to refinance certain debt obligations as they mature through a combination of commercial paper and medium-term debt issuances, depending on market conditions and funding requirements. However, volatility or disruption in the commercial paper or public debt markets could impair our ability to access these markets or obtain financing on commercially acceptable terms. If access to these markets becomes unavailable, we believe our committed revolving credit facility and other available funding sources would provide sufficient liquidity to meet our obligations as they become due.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
In August 2026, we issued an unsecured medium-term note with aggregate principal amount of $500 million, bearing annual interest of 5.00%, and maturing on September 15, 2031.

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

Our debt ratings and rating outlooks as of September 30, 2026, were as follows:

Rating Summary
	Short-term	Long-term	Long-term Outlook
Standard & Poor’s Ratings Services	A2	BBB+	Stable
Moody’s Investors Service	P2	Baa1	Stable
Fitch Ratings	F2	BBB+	Stable

As of September 30, 2026, we had the following amounts available to fund operations under the following facilities:

(In millions)
Revolving credit facility	$1,311
Trade receivables financing program	202
Total	$1,513

In accordance with our funding philosophy, we attempt to align the aggregate average remaining repricing life of our U.S. debt with the aggregate average remaining repricing life of our U.S. vehicle assets. We utilize both fixed-rate and variable-rate debt to achieve this alignment and generally target a mix of 20% - 40% variable-rate debt as a percentage of total debt outstanding. The variable-rate portion of our total debt (including notional value of swap agreements) was 11% and 18% as of September 30, 2026 and December 31, 2025, respectively.

Our debt-to-equity ratio was 242% and 250% as of September 30, 2026 and December 31, 2025, respectively. The debt-to-equity ratio represents total debt divided by total equity.

Pension Information
During the fourth quarter of 2026, we expect to settle the U.K. defined benefit pension plan's remaining projected benefit obligation of approximately $299 million by transferring the administrative rights for the annuity payments under our bulk annuity contract executed in 2023 with a U.K. insurance company. The settlement follows the completion of our FMS U.K. business exit in 2023. In October 2026, we settled the Canadian defined benefit pension plan’s remaining projected benefit obligation of approximately $39 million by transferring the administrative rights for the annuity payments under our bulk annuity contract executed in 2025 with a Canadian insurance company. As a result of these settlements, during the fourth quarter of 2026, we expect to recognize total non-cash, pre-tax pension settlement charges of approximately $240 million, or $4.30 per share, from the recognition of the remaining actuarial losses in “Accumulated other comprehensive loss” for the U.K. and Canadian plans. These charges will not impact our shareholders’ equity or cash flows.

Share Repurchases and Cash Dividends

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Refer to Note 10, "Share Repurchase Programs," in the Notes to Condensed Consolidated Financial Statements for a discussion on our share repurchase programs.

In October 2026 and 2025, our board of directors declared a quarterly cash dividend of $1.01 and $0.91 per share of common stock, respectively.

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

	Continuing Operations
	Three months ended September 30,		Nine months ended September 30,
(In millions, except per share amounts)	2026	2025	2026	2025
EBT	$226	$190	$529	$508
Non-operating pension costs, net	8	10	34	27
Comparable EBT	$234	$200	$563	$535
Earnings from continuing operations	$162	$139	$389	$368
Non-operating pension costs, net	7	7	27	22
Other, net	—	3	—	3
Comparable Earnings	$169	$149	$416	$393
Diluted EPS	$4.16	$3.33	$9.88	$8.75
Non-operating pension costs, net	0.17	0.17	0.69	0.52
Other, net	—	0.07	—	0.06
Comparable EPS	$4.33	$3.57	$10.57	$9.33

Note: Amounts may not be additive due to rounding.

The following table provides a reconciliation of the effective tax rate to the comparable tax rate:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Effective tax rate on continuing operations (1)	28.1%	27.1%	26.6%	27.5%
Tax adjustments and income tax effects of non-GAAP adjustments (2)	(0.4)%	(1.5)%	(0.4)%	(1.0)%
Comparable tax rate on continuing operations (1)	27.7%	25.6%	26.2%	26.5%
————————————
(1)The effective tax rate on continuing operations and comparable tax rate are based on EBT and comparable EBT, respectively, found above.
(2)Income tax effects of non-GAAP adjustments are calculated based on the marginal tax rates to which the non-GAAP adjustments are related.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

The following table provides a reconciliation of Net earnings to comparable EBITDA:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2026	2025	2026	2025
Net earnings	$162	$138	$388	$367
Loss from discontinued operations, net of tax	—	1	1	1
Provision for income taxes	64	51	140	140
EBT	226	190	529	508
Non-operating pension costs, net	8	10	34	27
Comparable EBT	234	200	563	535
Interest expense	96	102	290	304
Depreciation	422	429	1,280	1,274
Used vehicle sales, net (1)	(17)	(3)	(36)	(10)
Intangible amortization	14	14	50	39
Comparable EBITDA	$749	$742	$2,147	$2,142
————————————
(1)Refer to Note 6, "Revenue Earning Equipment, net," in the Notes to Condensed Consolidated Financial Statements for additional information.

The following table provides a reconciliation of total revenue to operating revenue:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2026	2025	2026	2025
Total revenue	$3,433	$3,171	$9,906	$9,490
Subcontracted transportation	(379)	(358)	(1,096)	(1,110)
Fuel	(295)	(202)	(792)	(602)
Operating revenue	$2,759	$2,611	$8,018	$7,778

The following table provides a reconciliation of FMS total revenue to FMS operating revenue:

	Three months ended September 30,		Nine months ended September 30,		Twelve months ended September 30,
(Dollars in millions)	2026	2025	2026	2025	2026	2025
FMS total revenue	$1,616	$1,465	$4,636	$4,379	$6,102	$5,864
Fuel revenue	(272)	(183)	(725)	(549)	(894)	(726)
FMS operating revenue	$1,344	$1,282	$3,911	$3,830	$5,208	$5,138

FMS EBT	$177	$146	$426	$366	$561	$517
FMS EBT as a % of FMS total revenue	10.9%	10.0%	9.2%	8.3%	9.2%	8.8%
FMS EBT as a % of FMS operating revenue	13.2%	11.4%	10.9%	9.5%	10.8%	10.1%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
The following table provides a reconciliation of SCS total revenue to SCS operating revenue:

	Three months ended September 30,		Nine months ended September 30,		Twelve months ended September 30,
(Dollars in millions)	2026	2025	2026	2025	2026	2025
SCS total revenue	$1,504	$1,380	$4,337	$4,077	$5,719	$5,417
Subcontracted transportation	(323)	(309)	(934)	(909)	(1,243)	(1,207)
Fuel	(55)	(37)	(152)	(114)	(188)	(149)
SCS operating revenue	$1,126	$1,034	$3,251	$3,054	$4,288	$4,061

SCS EBT	$91	$86	$255	$271	$339	$361
SCS EBT as a % of SCS total revenue	6.1%	6.2%	5.9%	6.7%	5.9%	6.7%
SCS EBT as a % of SCS operating revenue	8.1%	8.3%	7.9%	8.9%	7.9%	8.9%

The following table provides a reconciliation of DTS total revenue to DTS operating revenue:

	Three months ended September 30,		Nine months ended September 30,		Twelve months ended September 30,
(Dollars in millions)	2026	2025	2026	2025	2026	2025
DTS total revenue	$606	$570	$1,758	$1,778	$2,323	$2,393
Subcontracted transportation	(65)	(54)	(178)	(213)	(235)	(297)
Fuel	(86)	(58)	(232)	(177)	(287)	(235)
DTS operating revenue	$455	$458	$1,348	$1,388	$1,801	$1,861

DTS EBT	$34	$36	$93	$100	$133	$134
DTS EBT as a % of DTS total revenue	5.6%	6.3%	5.3%	5.6%	5.7%	5.6%
DTS EBT as a % of DTS operating revenue	7.5%	7.8%	6.9%	7.2%	7.4%	7.2%

The following tables provide numerical reconciliations of Net earnings to adjusted net earnings and average shareholders' equity to adjusted average shareholders' equity (Adjusted ROE), and of the non-GAAP elements used to calculate the adjusted return on equity to the corresponding GAAP measures:

	Twelve months ended September 30,
(Dollars in millions)	2026	2025
Net earnings	$520	$502
Other items impacting comparability, net	9	7
Tax impact	(2)	(1)
Adjusted net earnings [A]	$527	$508

Average shareholders' equity	$2,972	$3,070
Average adjustments to shareholders' equity	3	3
Adjusted average shareholders' equity [B]	$2,975	$3,073
Adjusted return on equity [A/B]	18%	17%
————————————
Note: Amounts may not be additive due to rounding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

	Twelve months ended September 30,
(In millions)	2026	2025
Acquisition costs	—	1
Other, net	9	6
Other items impacting comparability, net	$9	$7

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Forward-looking statements (within the meaning of the Federal Private Securities Litigation Reform Act of 1995) are statements that relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends concerning matters that are not historical facts. These statements are often preceded by or include the words "believe," "expect," "intend," "estimate," "anticipate," "will," "may," "could," "should" or similar expressions. This Quarterly Report contains forward-looking statements including statements regarding:

•our expectations regarding trends in used vehicle sales and commercial rental, including pricing, volumes, utilization and sales channel mix;
•our expectations regarding the freight cycle, market conditions, and customer demand and activity levels, including the impacts of overall economic uncertainty;
•our expectations with respect to demand for outsourced logistics and transportation solutions, including the impacts of outsourcing and other secular trends on our business and financial results and related long-term revenue and earnings growth opportunities;
•our expectations regarding contractual sales activity and the future performance of our business segments;
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
•our expectations regarding the benefits from our strategic initiatives and investments, including our lease pricing, maintenance cost savings and other strategic initiatives;
•our expectations regarding pension plan settlements, including the timing and completion of the anticipated U.K. pension plan settlement and the expected financial impact of the U.K. and Canadian pension plan settlements;
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
•our ability to fund our operating, investing and financing needs through internally generated funds and outside funding sources;
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
•our expectations regarding the long-term residual values of revenue earning equipment, including the probability of incurring losses or having to decrease residual value estimates in the event of a potential cyclical downturn or changes to estimated useful lives; and
•our expectations regarding U.S. federal, state and foreign tax positions, tax laws and policies, tariffs, the realizability of deferred tax assets and changes in tax rates.
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
◦Decreases in freight demand, which could impact both our transactional and variable-based contractual business.
◦Changes in our customers' operations, financial condition or business environment that may limit their demand for, or ability to purchase, our services and products.
◦Decreases in market demand affecting commercial rental and used vehicle sales.
◦Volatility in customer volumes and shifting customer demand in the industries we serve.
◦Changes in financial, tax, trade or other regulatory requirements or policies, including tariffs, trade restrictions and trade agreements that could negatively impact us, our customers or business partners, or our financial and operating results.
◦Financial institution disruptions and geopolitical events or conflicts.
•Competition:
◦Advances in technology may impact demand for our services or require increased investments to remain competitive, and our customers may not be willing to accept higher prices to cover the cost of these investments.
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
•Profitability:
◦Lower-than-expected sales volumes or customer retention levels.
◦Decreases in commercial rental fleet utilization and pricing.
◦Adverse conditions in the used vehicle sales market, including lower-than-expected used vehicle pricing and fluctuations in the anticipated proportion of retail versus wholesale sales.
◦Loss of key customers in our SCS and DTS business segments.
◦Decreases in volume in our omnichannel retail vertical.
◦Our inability to adapt our product offerings to meet changing customer preferences on a cost-effective basis.
◦The inability of our information technology systems to provide timely and accurate access to data.
◦The inability of our information security program to safeguard our or our stakeholders' data.
◦Sudden changes in market fuel prices and fuel shortages.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
◦Higher prices for vehicles, diesel engines, vehicle parts and fuel as a result of regulations, tariffs, trade policies or inflationary pressures.
◦Higher-than-expected maintenance costs and lower-than-expected benefits associated with our maintenance initiatives.
◦Lower-than-expected revenue growth due to production delays, lost business or supply chain or other disruptions affecting our automotive SCS customers or other customers.
◦The inability of an original equipment manufacturer or supplier to provide vehicles or vehicle components as scheduled.
◦Our inability to successfully execute our strategic returns and asset-management initiatives, maintain our fleet at normalized levels and right-size our fleet in line with demand.
◦Our key assumptions and pricing structure, including assumptions regarding inflation, in our SCS and DTS contracts proving inaccurate.
◦Increased unionization, labor strikes and work stoppages.
◦Difficulties attracting and retaining professional drivers, warehouse personnel and technicians due to labor shortages, which may result in higher costs and turnover rates.
◦Our inability to manage our cost structure.
◦Our inability to limit our exposure for customer claims.
◦Unfavorable or unanticipated outcomes in legal or regulatory proceedings or uncertain positions.
◦Business interruptions or expenditures due to severe weather or other natural occurrences.
◦Changes in assumptions, timing or other circumstances relating to anticipated pension plan settlements, including the anticipated U.K. pension settlement.
•Financing Concerns:
◦Higher borrowing costs.
◦Increased inflationary pressures.
◦Unanticipated interest rate and currency exchange rate fluctuations.
◦Negative funding status of our pension plans caused by lower-than-expected returns on invested assets and unanticipated changes in interest rates.
◦Instability in U.S. and worldwide credit markets, resulting in higher borrowing costs and/or reduced access to credit.
•Accounting Matters:
◦Reductions in residual values or useful lives of revenue earning equipment.
◦Increases in compensation levels, retirement rates and mortality resulting in higher pension expense.
◦Changes in accounting rules, assumptions and accruals, including the timing or effects of adoption of new accounting standards.
•Other risks detailed from time to time in our SEC filings, including our 2025 Annual Report on Form 10-K and in "Item 1A.-Risk Factors" of this Quarterly Report.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

As of the end of the third quarter of 2026, we carried out an evaluation, under the supervision and with the participation of management, including Ryder's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ryder's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the third quarter of 2026, Ryder's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective.
Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2026, there were no changes in Ryder's internal control over financial reporting that have materially affected or are reasonably likely to materially affect such internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases we made of our common stock during the three months ended September 30, 2026:

(Dollars in millions, except per share)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Aggregate Maximum Number of Shares That May Yet Be Purchased Under the Discretionary and Anti-Dilutive Programs (2)
July 1 through July 31, 2026	49,827	$263.15	49,827	2,824,654
August 1 through August 31, 2026	105,108	256.97	105,108	2,719,546
September 1 through September 30, 2026	870	238.71	—	2,719,546
Total	155,805	$258.85	154,935
————————————
(1)During the three months ended September 30, 2026, we purchased an aggregate of 870 shares of our common stock in employee-related transactions. Employee-related transactions may include: (i) shares of common stock withheld as payment for the exercise price of options exercised or to satisfy the tax withholding liability associated with our share-based compensation programs and (ii) open-market purchases by the trustee of Ryder’s deferred compensation plans relating to investments by employees in our stock, one of the investment options available under the plans.
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

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1	Certification of John J. Diez pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of Cristina Gallo-Aquino pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32	Certification of John J. Diez and Cristina Gallo-Aquino pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C Section 1350
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYDER SYSTEM, INC.
(Registrant)

Date:	October 22, 2026	By:	/s/ CRISTINA GALLO-AQUINO
Cristina Gallo-Aquino
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	October 22, 2026	By:	/s/ JAY A. ANDERSON
Jay A. Anderson
Vice President and Controller
(Principal Accounting Officer)